Form 10-K
period 2014-09-30
NEW JERSEY RESOURCES CORP
filed 2014-11-25
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014
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
Yes: ☐            No: ☒

The aggregate market value of the Registrant's Common Stock held by nonaffiliates was $2,064,781,156 based on the closing price of $49.80 per share on March 31, 2014, as reported on the New York Stock Exchange.

The number of shares outstanding of $2.50 par value Common Stock as of November 21, 2014 was 42,249,211.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareowners (Proxy Statement) to be held January 21, 2015, to be filed on or about December 11, 2014, are incorporated by reference into Part I and Part III of this report.

New Jersey Resources Corporation

TABLE OF CONTENTS

i

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS

AFUDC	Allowance for Funds Used During Construction
AIP	Accelerated Infrastructure Program
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CCA	Continuing Covenant Agreement
CIP	Conservation Incentive Program
CME	Chicago Mercantile Exchange
CR&R	Commercial Realty & Resources Corp.
CWIP	Construction Work In Progress
Degree Day	The measure of the variation in the weather based on the extent to which the average daily temperature falls below 65 degrees Fahrenheit
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
dths	Dekatherms
EDA	New Jersey Economic Development Authority
EDA Bonds	Collectively, Series 2011A, Series 2011B and Series 2011C Bonds issued by the EDA
EDECA	Electric Discount and Energy Competition Act
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Financial Margin
A non-GAAP financial measure, which represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes any accounting impact from the change in the fair value of certain derivative instruments

FMB	First Mortgage Bonds
FRM	Financial Risk Management
GAAP	Generally Accepted Accounting Principles of the United States
HCCTR	Health Care Cost Trend Rate
ICE	Intercontinental Exchange
Iroquois	Iroquois Gas Transmission L.P.
ISDA	The International Swaps and Derivatives Association
ITC	Investment Tax Credit
JPMC Facility	NJNG's $100 million, four-year credit facility with JPMorgan Chase Bank, N.A. expiring in August 2015 and terminated on September 26, 2014
LIBOR	London Inter-Bank Offered Rate
LNG	Liquefied Natural Gas
Loan Agreement	Loan Agreement between the EDA and the Company
MetLife	Metropolitan Life Insurance Company
MetLife Facility	NJR's unsecured, uncommitted $100 million private placement shelf note agreement with MetLife, Inc. expiring in September 2016
MGP	Manufactured Gas Plant
Moody's	Moody's Investors Service, Inc.
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
New Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014
NFE	Net Financial Earnings
NGV	Natural Gas Vehicles
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	The $250 million unsecured committed credit facility expiring in May 2019

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)
NJR Credit Facility	NJR's $425 million unsecured committed credit facility expiring in August 2017
NJR Energy	NJR Energy Corporation
NJR or The Company	New Jersey Resources Corporation
NJR Service	NJR Service Corporation
NJRCEV	NJR Clean Energy Ventures Corporation
NJRES	NJR Energy Services Company
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
O&M	Operation and Maintenance
OCI	Other Comprehensive Income
Old Mortgage Indenture	Indenture of Mortgage and Deed of Trust between NJNG and The Bank of New York Mellon Trust Company, N.A., dated April 1, 1952, as amended
OPEB	Other Postemployment Benefit Plans
PBO	Projected Benefit Obligations
PennEast	PennEast Pipeline Company, LLC
PEP	Pension Equalization Plan
PIM	Pipeline Integrity Management
PPA	Power Purchase Agreement
Prudential	Prudential Investment Management, Inc.
Prudential Facility	NJR's unsecured, uncommitted private placement shelf note agreement with Prudential
PTC	Production Tax Credit
RA	Remediation Adjustment
Home Services and Other	Home Services and Other Operations (formerly Retail and Other Operations)
Retail Holdings	NJR Retail Holdings Corporation
S&P	Standard & Poor's Financial Services, LLC
SAFE	Safety Acceleration and Facility Enhancement
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SAVEGREEN	The SAVEGREEN Project®
Savings Plan	Employees' Retirement Savings Plan
SBC	Societal Benefits Charge
SEC	Securities and Exchange Commission
SREC	Solar Renewable Energy Certificate
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Superstorm Sandy	Post-Tropical Cyclone Sandy
TEFA	Transitional Energy Facilities Assessment
Tetco	Texas Eastern Transmission
The Exchange Act	The Securities Exchange Act of 1934, as amended
Trustee	U.S. Bank National Association
U.S.	The United States of America
Union	International Brotherhood of Electrical Workers Local 1820
USF	Universal Service Fund
Wells Fargo	Wells Fargo Municipal Capital Strategies, LLC

New Jersey Resources Corporation

TABLE OF CONTENTS

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Item 1.-Business, under the captions “BUSINESS SEGMENTS -Natural Gas Distribution-General;-Seasonality of Gas Revenues;-Gas Supply;-Regulation and Rates;-Competition;” “-Energy Services;” “-Clean Energy Ventures;” “-Midstream;” “-Home Services and Other;” “ENVIRONMENT,” and Item 3.“-Legal Proceedings,” and in Part II including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “anticipate,” “estimate,” “may,” “intend,” “expect,” “believe,” “will,” “plan,” “should,” or “continue” or comparable terminology and are made based upon management's current expectations and beliefs as of this date concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, PTCs and SRECs, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2015 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR's expectations include, but are not limited to, those discussed in Item 1A. Risk Factors, as well as the following:

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

•	accounting effects and other risks associated with hedging activities and use of derivatives contracts;

•	commercial and wholesale credit risks, including the availability of creditworthy customers and counterparties, and liquidity in the wholesale energy trading market;

•	regulatory approval of NJNG's planned infrastructure programs;

•
the ability to obtain governmental and regulatory approvals, land-use rights, electric grid connection (in the case of distributed power projects) and/or financing for the construction, development and operation of NJR's non-regulated energy investments and NJNG's infrastructure projects in a timely manner;

•	risks associated with the management of the Company's joint ventures and partnerships;

•
risks associated with NJR's investments in distributed power projects, including the availability of regulatory and tax incentives, the availability of viable projects, NJR's eligibility for ITCs and PTCs, the future market for SRECs and operational risks related to projects in service;

•	timing of qualifying for ITCs and PTCs due to delays or failures to complete planned solar energy projects and the resulting effect on our effective tax rate and earnings;

•	the level and rate at which NJNG's costs are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process;

•	access to adequate supplies of natural gas and dependence on third-party storage and transportation facilities for natural gas supply;

•	operating risks incidental to handling, storing, transporting and providing customers with natural gas;

•	risks related to our employee workforce;

•	the regulatory and pricing policies of federal and state regulatory agencies;

•	the costs of compliance with present and future environmental laws, including potential climate change-related legislation;

•	risks related to changes in accounting standards;

•	the impact of a disallowance of recovery of environmental-related expenditures and other regulatory changes;

•	environmental-related and other litigation and other uncertainties;

•	risks related to cyber-attack or failure of information technology systems; and

•	the impact of natural disasters, terrorist activities, and other extreme events could adversely affect our operations, financial conditions and results of operations.

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

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS

ORGANIZATIONAL STRUCTURE

New Jersey Resources Corporation is a New Jersey corporation formed in 1981 pursuant to a corporate reorganization. The Company is an energy services holding company whose principal business is the distribution of natural gas through a regulated utility, and which provides other retail and wholesale energy services to customers and invests in midstream assets. The Company is an exempt holding company under section 1263 of the Energy Policy Act of 2005. NJR's subsidiaries and businesses include:

New Jersey Natural Gas Company, a local natural gas distribution company that provides regulated retail natural gas service to approximately 504,300 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets. NJNG is regulated by the BPU and comprises the Company's Natural Gas Distribution segment.

NJR Energy Services Company maintains and transacts around a portfolio of physical assets consisting of natural gas storage and transportation contracts primarily in the Gulf Coast, Mid-Continent, Appalachian, Northeastern, and Western market areas of the U.S., as well as Canada. NJRES also provides wholesale energy management services to other energy companies and natural gas producers. NJRES comprises the Company's Energy Services segment.

NJR Clean Energy Ventures Corporation composes the Company's Clean Energy Ventures segment and reports the results of operations and assets related to the Company's capital investments in distributed power projects, including commercial and residential solar projects and onshore wind investments, and the Company's 18.7 percent ownership interest in OwnEnergy.

NJR Energy Investments Corporation, an unregulated affiliate that consolidates the Company's unregulated energy-related investments, which includes the following subsidiaries:

•
NJR Midstream Holdings Corporation invests in energy-related ventures through its subsidiaries, NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge, a natural gas storage facility, NJNR Pipeline Company, which holds the Company's 5.53 percent ownership interest in Iroquois and NJR Pipeline Company, which holds the Company's 20 percent ownership interest in PennEast. Steckman Ridge, Iroquois and PennEast comprise the Company's Midstream segment. On November 7, 2013, NJR Energy Holdings Corporation changed its name to NJR Midstream Holdings Corporation.

•	NJR Investment Company, a company that makes and holds certain energy-related investments, through equity instruments of public companies.

•	NJR Energy Corporation, a company that invests in energy-related ventures.

NJR Retail Holdings Corporation, an unregulated affiliate that consolidates the Company's unregulated retail operations. Retail Holdings consists of the following subsidiaries:

•
NJR Home Services Company, a company that provides heating, ventilation and cooling service repair and contract services to approximately 118,000 service contract customers, as well as solar installation projects.

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

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

BUSINESS SEGMENTS

The Company operates within four reportable business segments: Natural Gas Distribution, Energy Services, Clean Energy Ventures and Midstream.

The Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations. The Energy Services segment consists of unregulated wholesale energy operations. The Clean Energy Ventures segment consists of capital investments in distributed power projects. Lastly, the Midstream segment consists of investments in the midstream natural gas market, such as natural gas transportation and storage facilities.

Net income and assets by business segment at September 30, are as follows:

(Thousands)	2014		2013		2012
	Net Income	Assets	Net Income	Assets	Net Income	Assets
Natural Gas Distribution	$74,204	$2,143,684	$73,846	$2,094,940	$73,238	$2,005,520
Energy Services	$44,394	$457,080	$20,725	$468,096	$(8,605)	$347,406
Clean Energy Ventures	$12,654	$380,707	$10,060	$253,663	$19,452	$223,247
Midstream	$7,498	$153,891	$7,199	$153,536	$6,749	$157,779

Additional financial information related to these business segments are set forth in Note 14. Business Segment and Other Operations Data in the accompanying Consolidated Financial Statements and Item 7. Management's Discussion and Analysis.

Natural Gas Distribution

General

NJNG provides natural gas service to approximately 504,300 customers. NJNG's service territory covers New Jersey's Monmouth and Ocean counties and parts of Burlington, Morris, Middlesex and Sussex counties. It encompasses 1,516 square miles, covering 105 municipalities with an estimated population of 1.5 million people. It is primarily suburban, highlighted by approximately 100 miles of New Jersey coastline. It is in close proximity to New York City, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation.

NJNG added 7,599 and 7,456 new customers and added natural gas heat and other services to another 627 and 619 existing customers in fiscal 2014 and 2013, respectively. NJNG's new customer annual growth rate of approximately 1.5 percent is expected to continue with projected additions in the range of approximately 15,000 to 17,000 new customers over the next two years. This anticipated customer growth represents approximately $4.1 million in new annual utility gross margin, a non-GAAP financial measure, as calculated under NJNG's CIP tariff.

When assessing the potential for future growth in its service area, NJNG uses information derived from county and municipal planning boards that describes housing developments in various stages of approval. Furthermore, NJNG surveys builders in its service area to gain insight into future development plans. NJNG has periodically engaged outside consultants to assist in its customer growth projections. In addition to customer growth through new construction, NJNG's business strategy includes aggressively pursuing conversions from other fuels, such as oil, electricity and propane. The Company estimates that during fiscal 2015, approximately 50 percent of NJNG's projected customer growth will consist of conversions.

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

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Operating Revenues/Throughput

For the fiscal year ended September 30, operating revenues and throughput by customer class were as follows:

	2014		2013		2012
($ in thousands)	Operating Revenue	Bcf	Operating Revenue	Bcf	Operating Revenue	Bcf
Residential	$469,831	43.1	$467,269	38.3	$363,780	32.9
Commercial and other	113,354	8.2	102,350	7.5	88,484	6.5
Firm transportation	86,131	17.7	73,745	15.2	60,599	11.2
Total residential and commercial	669,316	69.0	643,364	61.0	512,863	50.6
Interruptible	6,770	10.5	6,452	10.9	6,510	10.3
Total system	676,086	79.5	649,816	71.9	519,373	60.9
BGSS incentive programs (1)	143,329	27.4	138,171	36.0	108,340	36.1
Total	$819,415	106.9	$787,987	107.9	$627,713	97.0

(1)
Does not include 153.4, 105.5 and 63.5 Bcf for the capacity release program and related amounts of $5.4 million, $3.7 million and $3.4 million, which are recorded as a reduction of gas purchases on the Consolidated Statements of Operations for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

In fiscal 2014, no single customer represented more than 10 percent of total NJNG operating revenues.

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

The CIP, a mechanism authorized by the BPU, stabilizes NJNG's utility gross margin, as a result of variations in weather. In addition, the CIP decouples the link between utility gross margin and customer usage, allowing NJNG to promote energy conservation measures. Recovery of utility gross margin is subject to additional conditions, including an earnings test and an evaluation of BGSS-related savings achieved over a 12-month period. In March 2013, NJNG and South Jersey Gas Company filed a joint petition with the BPU requesting the continuation of the CIP with certain modifications. On May 21, 2014, the BPU approved the continuation of the CIP program with no expiration date; however, the program will be subject to review in a future rate filing in 2017.

Concurrent with its annual BGSS filing, NJNG files for an annual review of its CIP, during which time it can request rate changes, as appropriate. For additional information regarding the CIP, including rate actions and impact to margin, see Note 3. Regulation in the accompanying Consolidated Financial Statements and Item 7. Management's Discussion and Analysis-Natural Gas Distribution Segment.

Gas Supply

Firm Natural Gas Supplies

In fiscal 2014, NJNG purchased gas from approximately 93 suppliers under contracts ranging from one day to one year and purchased over 10 percent of its natural gas from only two suppliers. NJNG believes the loss of these suppliers would not have a material adverse impact on its results of operations, financial position or cash flows as an adequate number of alternative suppliers exist. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Firm Transportation and Storage Capacity

In order to take delivery of firm natural gas supplies, which ensures the ability to reliably service its customers, NJNG maintains agreements for firm transportation and storage capacity with several interstate pipeline companies. NJNG receives natural gas at ten citygate stations located in Middlesex, Morris and Passaic counties in New Jersey.

The pipeline companies that provide firm transportation service to NJNG's citygate stations, the maximum daily deliverability of that capacity for the upcoming winter season, in dths and the contract expiration dates are as follows:

Pipeline	Maximum daily
	deliverability (dths) (1)	Expiration
Texas Eastern Transmission, L.P.	270,738	Various dates between 2016 and 2023
Tennessee Gas Pipeline Co.	25,166	Various dates between 2015 and 2019
Columbia Gas Transmission Corp.	20,000	Various dates between 2015 and 2024
Algonquin Gas Transmission	12,000	2016
Transcontinental Gas Pipe Line Corp.	3,931	2015
Total	331,835

(1)	Numbers are shown net of any capacity release contracted amounts.

Iroquois, Dominion Transmission Corporation and Columbia Gulf Transmission Company provide NJNG firm contract transportation service and supply the above pipelines.

In addition, NJNG has citygate delivered storage contracts that provide additional maximum daily deliverability to NJNG's citygate stations of 102,941 dths from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline	Maximum daily
	deliverability (dths)	Expiration
Texas Eastern Transmission, L.P.	94,557	2016
Transcontinental Gas Pipe Line Corp.	8,384	2016
Total	102,941

NJNG also has upstream storage contracts. The maximum daily deliverability and contract expiration dates as follows:

Company	Maximum daily
	deliverability (dths)	Expiration
Dominion Transmission Corporation	128,714	Various dates between 2016 and 2017
Steckman Ridge, L.P.	38,000	2020
Central New York Oil & Gas	25,337	2015
Total	192,051

NJNG utilizes its transportation contracts to transport gas from the Dominion Transmission Corporation, Steckman Ridge and Central New York Oil & Gas storage fields to NJNG's citygates. NJNG has sufficient firm transportation, storage and supply capacity to fully meet its firm sales contract obligations.

Citygate Supplies from NJRES

NJNG has several citygate supply agreements with NJRES. NJNG can call upon a supply of up to 28,600 dths/day delivered to NJNG's Transco citygate and a supply of up to 20,000 dths/day delivered to NJNG's Texas Eastern citygate. NJNG and NJRES have an agreement where NJNG released its Central New York Oil & Gas storage capacity of 1.6 million dths to NJRES for the period from January 1, 2010 to March 31, 2015. NJRES manages the storage inventory and NJNG can call on that storage supply as needed at NJNG's Tennessee citygate or storage point. NJNG and NJRES also have agreements where NJNG releases 80,000 dths/day of its Texas Eastern Transmission capacity to NJRES for the period from April 1, 2014 to March 31, 2016, and where NJNG releases 80,000 dths/day of its Texas Eastern Transmission capacity to NJRES for the period from November 1, 2014 to October 31, 2015. NJNG can call upon a supply of up to 160,000 dths/day delivered to NJNG's Texas Eastern citygate as needed. See Note 15. Related Party Transactions in the accompanying Consolidated Financial Statements for additional information regarding these transactions.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Peaking Supply

To manage its winter peak day demand, NJNG maintains two LNG facilities with a combined deliverability of approximately 170,000 dths/day, which represents approximately 19 percent of its estimated peak day sendout. See Item 2. Properties-NJNG for additional information regarding the LNG storage facilities.

BGSS

Wholesale natural gas prices are, by their nature, volatile. NJNG mitigates the impact of volatile price changes on customers through the use of financial derivative instruments, which are part of its FRM program, its storage incentive program and its BGSS clause. BGSS is a BPU-approved clause designed to allow for the recovery of natural gas commodity costs on an annual basis. The clause requires all New Jersey natural gas utilities to make an annual filing by each June 1 for review of BGSS rates and to request a potential rate change effective the following October 1. The BGSS is also designed to allow each natural gas utility to provisionally increase residential and small commercial customer BGSS rates on December 1 and February 1 for up to a 5 percent increase to the average residential heat customer's bill on a self-implementing basis, after proper notice and BPU action on the June filing. Such increases are subject to subsequent BPU review and final approval. Decreases in the BGSS rate and BGSS refunds can be implemented with five days notice to the BPU.

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

Future Natural Gas Supplies

NJNG expects to meet the natural gas requirements for existing and projected firm customers into the foreseeable future. If NJNG's long-term natural gas requirements change, NJNG expects to renegotiate and restructure its contract portfolio components to better match the changing needs of its customers and changing natural gas supply landscape.

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

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

The BPU, within the framework of the EDECA, fully opened NJNG's residential markets to competition, including third-party suppliers, and restructured rates to segregate its BGSS and delivery (i.e., transportation) prices. The state's natural gas utilities must provide BGSS in the absence of any third-party supplier. On September 30, 2014, NJNG had 46,282 residential and 10,496 commercial and industrial customers utilizing the transportation service.

Energy Services

NJRES provides unregulated physical natural gas services and engages in the business of optimizing natural gas storage and transportation assets. The rights to these assets are contractually acquired in anticipation of delivering natural gas or performing asset management activities for customers or in conjunction with identifying arbitrage opportunities that exist in the marketplace. These arbitrage opportunities occur as a result of price differences between market locations and/or time horizons. NJRES' activities are conducted in the market areas in which it has expertise and includes primarily the Gulf Coast, Mid-Continent, Appalachian, Northeastern, and Western market regions of the U.S., as well as Canada. NJRES competes based on price and quality of service execution. Its competitors include utility companies, natural gas producers and financial institutions that have wholesale marketing operations. NJRES' portfolio of end-use customers includes natural gas distribution companies, industrial companies, and electric generators, as well as retail aggregators, wholesale marketers and natural gas producers.

While focusing on maintaining a low-risk operating and counterparty credit profile, NJRES activities specifically consist of the following elements:

•	Providing natural gas portfolio management services to nonaffiliated and affiliated utilities, electric generation facilities and natural gas producers;

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

NJRES also participates in park-and-loan transactions with pipeline and storage counterparties, where NJRES will park (store) natural gas to be redelivered to NJRES at a later date or borrow (receive a loan of natural gas) to be returned to the pipeline or storage field at a later date. In these cases, NJRES evaluates the economics of the transaction to determine if it can capture pricing differentials in the marketplace to generate financial margin. In evaluating these transactions, NJRES will compare the fixed fee it will pay to or receive from the counterparty, along with other costs such as time value of money, and the resulting financial margin it can generate when considering the market price at the beginning and end of the time period of the park or loan. NJRES evaluates deal attributes such as fixed fees, calendar spread value from deal inception until volumes are scheduled to be returned and/or repaid, as well as the time value of money. If this evaluation demonstrates that NJRES is able to generate financial margin, NJRES will enter into the transaction and hedge with natural gas futures contracts, thereby locking in financial margin.

The Company utilizes its transportation and storage capacity to manage various types of activity with these customers. As a result, the Company is able to capture additional value from this capacity due to the locational and/or time differences inherent in each transaction.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Inventory

NJRES maintains inventory balances to satisfy its existing or anticipated sales of natural gas to its counterparties and/or to create additional value, as described above. During fiscal 2014 and 2013, NJRES managed and sold 609.3 and 630.7 Bcf of natural gas, respectively. In addition, as of September 30, 2014 and 2013, NJRES had 56.5 Bcf or $191.3 million of gas in storage and 62.3 Bcf or $209.5 million of gas in storage, respectively.

Weather/Seasonality

NJRES' activities can be seasonal in nature as a result of changes in demand for natural gas. Demand for NJRES' natural gas is generally strong during the winter months; however, during periods of milder temperatures, demand can decrease. In addition, demand for natural gas can be high during periods of extreme heat in the summer months, resulting from the need for additional natural gas supply for gas-fired electricity generation facilities. Accordingly, NJRES can be subject to variations in earnings and working capital during the year as a result of changes in weather.

Volatility

NJRES' activities are also subject to changes in price volatility or supply/demand dynamics within its wholesale markets, including in the Northeastern, Appalachian and Mid-continent regions, where shale gas has contributed to an increase in supply. Changes in the supply of gas can affect capacity values and NJRES' financial margin, described below, that is generated from the optimization of transportation and storage assets. With its focus on risk management, NJRES continues to diversify its revenue stream by identifying new growth opportunities in the producer services marketplace. In addition, NJRES has added new counterparties, as well as strategic storage and transportation assets, to its holdings and continues to expand its geographic footprint, adding to its existing portfolio, which includes approximately 41 Bcf of firm storage capacity and 1.5 Bcf/day of firm transportation.

Financial Margin

NJRES enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas. These derivative instruments are accounted for at fair value with changes in fair value recognized in earnings as they occur. NJRES views “financial margin” as a key financial metric. NJRES' financial margin, which is a non-GAAP financial measure, represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes any accounting impact from the change in the fair value of certain derivative instruments. For additional information regarding financial margin, see Item 7. Management's Discussion and Analysis - Energy Services Segment.

Risk Management

In conducting its business, NJRES mitigates risk by following formal risk management guidelines, including transaction limits, segregation of duties, and formal contract and credit review approval processes. NJRES continuously monitors and seeks to reduce the risk associated with its credit exposures with its various counterparties. Accordingly, NJRES' counterparties are primarily investment grade companies. The Risk Management Committee of NJR oversees compliance with these established guidelines.

Clean Energy Ventures

NJRCEV is an unregulated company that invests in, owns and/or operates distributed power projects located in New Jersey, Montana, Iowa and Kansas. NJRCEV also owns a minority equity interest in OwnEnergy, an onshore wind project developer.

NJRCEV invests in, owns and operates residential and commercial solar installations in New Jersey. As of September 30, 2014, NJRCEV has placed solar assets with a capacity of 83.4 MW into service, including a combination of residential and commercial net-metered and grid-connected solar systems. As part of its solar investment program, NJRCEV operates a residential lease program, The Sunlight Advantage®, that provides qualifying homeowners with the opportunity to have a solar system installed at their home with no installation or maintenance expenses. NJRCEV owns, operates and maintains the system over the life of the lease in exchange for monthly payments. In addition, certain qualified non-profit institutions are served under PPAs. The program is operated by NJRCEV using a group of qualified contracting partners in addition to strategic supplier relationships for material standardization and sourcing. The residential solar lease and PPA market is highly competitive with various other companies operating programs in New Jersey. NJRCEV competes on price, quality and brand reputation, leveraging its partner network and customer referrals.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

NJRCEV's commercial solar projects are sourced through various channels and include both net-metered and grid-connected systems. Net-metered projects involve the sale of energy to a host where grid-connected systems sell into the wholesale energy markets. Project construction is competitively sourced through third parties. New Jersey has the third largest solar market in the U.S. with a large number of firms competing in all facets of the market including development, financing and construction.

The solar systems are registered with the BPU's Office of Clean Energy and are qualified to produce SRECs. An SREC represents the renewable attribute associated with one MWh of solar energy generated. NJRCEV sells the SRECs to a variety of counterparties including electric Load Serving Entities that serve electric customers in New Jersey and are required to comply with minimum state clean energy generation standards. Solar projects are also currently eligible for federal ITCs in the year that they are placed into service.

In addition to its solar investments, NJRCEV acquires small to mid-size wind farms that fit its investment profile. On October 11, 2013, NJRCEV acquired the development rights to the Two Dot onshore wind project in Montana, which was its first onshore wind project. NJRCEV invested approximately $21.2 million to construct the 9.7 MW project that was completed in June 2014. On February 14, 2014, NJRCEV acquired the development rights to the Carroll Area onshore wind project in Carroll County, Iowa. NJRCEV expects to complete the $42 million, 20 MW project in fiscal 2015. On October 9, 2014, NJRCEV acquired the development rights to the $85 million, 48 MW Alexander onshore wind project in Rush County, Kansas that is currently under construction and expected to be operational in the first quarter of fiscal 2016.

All of the wind projects are eligible for a per-kilowatt-hour PTC for a 10-year period following commencement of operation and have long-term power purchase agreements in place, through which all energy and renewable attributes will be sold.

During the fourth quarter of fiscal 2014, due to its concerns surrounding the ability of OwnEnergy to fulfill its future obligation to present qualified projects to NJRCEV for investment, the Company reassessed the value of its investment in OwnEnergy and determined that it is unlikely that it would be able to recover the carrying value. Accordingly, as of September 30, 2014, NJRCEV recognized an impairment loss of $6.4 million. See Note 6. Investment in Equity Investees for more information.

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

Midstream

Midstream includes investments in FERC-regulated interstate natural gas transportation and storage assets and is composed of the following subsidiaries:

•
NJR Steckman Ridge Storage Company, which holds the Company's 50 percent equity investment in Steckman Ridge. Steckman Ridge is a Delaware limited partnership, jointly owned and controlled by subsidiaries of the Company and subsidiaries of Spectra Energy Corporation, that built, owns and operates a natural gas storage facility with up to 12 Bcf of working gas capacity in Bedford County, Pennsylvania. The facility has direct access to the Texas Eastern and Dominion Transmission pipelines and has access to the Northeast and Mid-Atlantic markets;

•
NJNR Pipeline Company, which consists of its 5.53 percent equity investment in Iroquois Gas Transmission System, which is a 416-mile FERC-regulated interstate natural gas pipeline system that runs from the New York-Canadian border to Long Island, New York; and

•
NJR Pipeline Company, which consists of its 20 percent equity investment in PennEast Pipeline Company, through which NJR and five other investors expect to construct a 108-mile FERC-regulated interstate natural gas pipeline system that will extend from northern Pennsylvania to western New Jersey, estimated to be completed and operational by November 2017.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

OTHER BUSINESS OPERATIONS

Home Services and Other (formerly Retail and Other)

Home Services and Other operations consist primarily of the following unregulated affiliates:

•	NJRHS, which provides heating, ventilation and cooling service, sales and installation of appliances to approximately 118,000 service contract customers, as well as installation of solar equipment;

•
CR&R, which holds and develops commercial real estate. As of September 30, 2014, CR&R's real estate portfolio consisted of 52.3 acres of undeveloped land in Atlantic County with a net book value of $2.1 million and a 56,400-square-foot office building on five acres of land in Monmouth County with a net book value of $8.3 million;

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

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. NJNG periodically and at least annually performs an environmental review of the MGP sites, including a review of potential estimated liabilities related to the investigation and remedial action on these sites. Based on this review, NJNG estimated that the total future expenditures to remediate and monitor the five MGP sites for which it is responsible will range from approximately $151.3 million to $249.8 million.

NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where available information is sufficient to reasonably estimate the amount of the liability, it is NJNG's policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of possible liability, NJNG accrues the most likely in the range, or if no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. As of September 30, 2014, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $177 million on the Consolidated Balance Sheets, which represents its most likely of possible liability; however, actual costs may differ from these estimates. NJNG is currently recovering approximately $18.7 million annually and will continue to seek recovery of these costs through its remediation rider.

In September 2014, NJNG submitted its SBC filing requesting approval of its MGP expenditures incurred through June 30, 2014, and to recover $8.5 million annually related to the RA.

EMPLOYEE RELATIONS

As of September 30, 2014, the Company and its subsidiaries employed 968 employees compared with 936 employees as of September 30, 2013. Of the total number of employees, NJNG had 410 and 405 and NJRHS had 113 and 111 Union or “Represented” employees as of September 30, 2014 and 2013, respectively. NJNG and NJRHS have collective bargaining agreements with the Union, which is affiliated with the American Federation of Labor and Congress of Industrial Organizations, that expire in December 2018 and April 2019, respectively. The labor agreements cover wage increases and other benefits, including the defined benefit pension (which was closed to all employees hired on or after January 1, 2012, with the exception of certain rehires who are eligible to resume active participation), the postemployment benefit plan (which was closed to all employees hired on or after January 1, 2012) and the enhanced 401(k) retirement savings plan. The Company considers its relationship with employees, including those covered by collective bargaining agreements, to be in good standing.

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

In Part III of this Form 10-K, we incorporate certain information by reference from our Proxy Statement for our 2015 annual meeting of shareholders. We expect to file that Proxy Statement with the SEC on or about December 11, 2014, and we will make it available on our website as soon as reasonably possible following that filing date. Please refer to the Proxy Statement when it is available.

A printed copy of each is available free of charge to any shareholder who requests it by contacting the Corporate Secretary at New Jersey Resources Corporation, 1415 Wyckoff Road, Wall, New Jersey 07719.

ITEM 1A. RISK FACTORS

When considering any investment in NJR's securities, investors should consider the following risk factors, as well as the information contained under the caption “Forward-Looking Statements,” in analyzing the Company's present and future business performance. While this list is not exhaustive, NJR's management also places no priority or likelihood based on their descriptions or order of presentation. Unless indicated otherwise or the content requires otherwise, references below to “we,” “us,” and “our” should be read to refer to NJR and its subsidiaries.

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

External events could also increase the cost of borrowing or adversely affect the ability to access the financial markets. Such external events could include the following:

•	economic weakness and or political instability in the U.S. or in the regions where we operate;

•	political conditions, such as a shutdown of the U.S. federal government;

•	financial difficulties of unrelated energy companies;

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

•	capital market conditions generally;

•	market prices for natural gas;

•	the overall health of the natural gas utility industry; and

•	fluctuations in interest rates, particularly with respect to NJNG's variable rate debt instruments.

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

NJR is a holding company with no significant assets other than possible cash investments and the stock of its operating subsidiaries. We rely exclusively on dividends from our subsidiaries, on intercompany loans from our non-regulated subsidiaries, and on the repayments of principal and interest from intercompany loans made to our subsidiaries for our cash flows. Our ability to pay dividends on our common stock and to pay principal and accrued interest on our outstanding debt depends on the payment of dividends to us by certain of our subsidiaries or the repayment of loans to us by our principal subsidiaries. The extent to which our subsidiaries do not pay dividends or repay funds to us may adversely affect our ability to pay dividends to holders of our common stock and principal and interest to holders of our debt.

Credit rating downgrades could increase financing costs, limit access to the financial markets and negatively affect NJR and its subsidiaries.

Rating agencies Moody's and S&P currently rate NJNG's debt as investment grade. If such ratings are downgraded below investment grade, borrowing costs could increase, as will the costs of maintaining certain contractual relationships and obtaining future financing. Even if ratings are downgraded without falling below investment grade, NJR and NJNG can face increased borrowing costs under their current credit facilities. Our ability to borrow and costs of borrowing have a direct impact on our subsidiaries' ability to execute their operating strategies.

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

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

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

Our economic hedging activities that are designed to protect against commodity and financial market risks, including the use of derivative contracts in the normal course of NJRES' business may cause fluctuations in reported financial results and financial losses that negatively impact results of operations and our stock price.

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

A change in our effective tax rate as a result of a failure to qualify for ITCs and PTCs or being delayed in qualifying for ITCs due to delays or failures to complete planned solar energy projects and wind projects within the safe harbor period may have a material impact on our earnings.

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

For a wind facility to be considered a qualified facility for purposes of the PTCs, the construction of the facility must have begun prior to January 1, 2014. A taxpayer may establish that construction has begun by starting “physical work of a significant nature.” Only physical work of a significant nature on tangible personal property used as an integral part of the activity performed by the facility is considered for purposes of determining when construction begins. Alternatively, a taxpayer may establish that construction has begun by paying or incurring five percent of eligible project costs (the “5 percent safe harbor”).

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

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

Inflation may cause increases in certain operating and capital costs. We continually review the adequacy of NJNG's tariff rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those rates. The ability to control operating expenses is an important factor that will influence future results.

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

The storage and transportation portfolios at NJRES consist of contracts to transport and store natural gas commodities. The value of NJRES' portfolio could be negatively impacted if the value of these contracts change in a direction or manner that NJRES does not anticipate. In addition, upon expiration of these storage and transportation contracts, to the extent that they are renewed or replaced at less favorable terms, our results of operations and cash flows could be negatively impacted.

Investing through partnerships or joint ventures decreases our ability to manage risk.

We have utilized joint ventures for certain midstream investments, including Steckman Ridge, Iroquois, and PennEast. Although we currently have no specific plans to do so, we may acquire interests in other joint ventures in the future. In these joint ventures, we may not have the right or power to direct the management and policies of the joint ventures, and other participants may take action contrary to our instructions or requests and against our policies and objectives. In addition, the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with those of NJR and our subsidiaries. Our financial condition, results of operations or cash flows could be harmed if a joint venture participant acts contrary to our interests.

We may be unable to obtain governmental approvals, property rights and/or financing for the construction, development and operation of our proposed energy investments and projects in a timely manner or at all.

Construction, development and operation of energy investments, such as natural gas storage facilities, pipeline transportation systems, solar energy projects and onshore wind projects, are subject to federal and state regulatory oversight and require certain property rights, such as easements and rights-of-way from public and private property owners, as well as regulatory approvals, including permits and licenses for such facilities and systems. We or our joint venture partnerships may be unable to obtain, in a cost-efficient or timely manner, all such needed property rights, permits and licenses in order to successfully construct and develop our energy facilities and systems. Successful financing of our energy investments requires participation by willing financial institutions and lenders, as well as acquisition of capital at favorable interest rates. If we do not obtain the necessary regulatory approvals, property rights and financing, our equity investments could be impaired, and such impairment could have a materially adverse effect on our financial condition, results of operations or cash flows.

Our investments in distributed power projects are subject to substantial risks.

Commercial and residential solar energy projects and onshore wind projects, such as those in which we are investing, are dependent upon current regulatory and tax incentives and there is uncertainty about the extent to which such incentives will be available in the future. The potential return on investment of these projects is based substantially on our eligibility for ITCs, the future market for SRECs that are traded in a competitive marketplace in the State of New Jersey. As a result, these projects face the risk that the current regulatory regimes and tax laws may expire or be adversely modified during the life of the projects. Furthermore, a sustained decrease in the value of SRECs would negatively impact the return on investment of the solar projects. Legislative changes or declines in the price of SRECs could also lead to an impairment of the solar project assets.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

In addition, there are risks associated with our ability to develop and manage such projects profitably, including logistical risks and potential delays related to construction, permitting, regulatory approvals (including any approvals by the BPU required pursuant to recently enacted solar energy legislation in the State of New Jersey) and electric grid interconnection, as well as the operational risk that the projects in service will not perform according to expectations due to equipment failure, suboptimal weather conditions or other factors beyond our control. All of the aforementioned risks could reduce the availability of viable solar energy projects for development. Furthermore, at the development or acquisition stage, because of the nascent nature of the renewable energy industry and the limited experience with the relevant technology, our ability to predict actual performance results may be hindered and the projects may not perform as predicted.

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

NJNG records regulatory assets on its financial statements to reflect the ratemaking and regulatory decision-making authority of the BPU as allowed by current GAAP. The creation of a regulatory asset allows for the deferral of costs which, absent a mechanism to recover such costs from customers in rates approved by the BPU, would be charged to expense on its income statement in the period incurred. Primary regulatory assets that are subject to BPU approval include the recovery of BGSS and USF costs, remediation costs associated with its MGP sites, CIP, NJCEP, economic stimulus plans, certain deferred income tax and pension and other postemployment benefit plans. If there were to be a change in regulatory positions surrounding the collection of these deferred costs there could be a material impact on NJNG's financial position, results of operations and cash flows.

We may be adversely impacted by natural disasters, pandemic illness, terrorist activities and other extreme events to which we may not be able to promptly respond.

Local or national natural disasters, pandemic illness, terrorist activities and other extreme events are a threat to our assets and operations. Companies in our industry and located in our service territory may face a heightened risk due to exposure to acts of terrorism that could target or impact our natural gas distribution, transmission and storage facilities and result in a disruption in our operations and ability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas that could affect our operations. Natural disasters or actual or threatened terrorist activities may also disrupt capital markets and our ability to raise capital, or impact our suppliers or our customers directly. A local disaster or pandemic illness could result in part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. In addition, these risks could result in loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to the Company. Our regulators may not allow us to recover from our customers part or all of the increased cost related to the foregoing events, which could negatively affect our earnings.

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

There is no guarantee that redundancies we have built into our networks and technology, or the procedures that we have implemented to protect against cyber-attack and other unauthorized access to secured data, are adequate to safeguard against all failures of technology or security breaches.

Failure to attract and retain an appropriately qualified employee workforce could adversely affect operations.

Our ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new employees as our aging employees retire. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor could adversely affect the ability to manage and operate our business. Furthermore, the majority of our natural gas distribution segment workforce is represented by the Union and is covered by a collective bargaining agreement that will expire in December 2018. Disputes with the Union over terms and conditions of the agreement could result in instability in our labor relationship and work stoppages that could impact the timely delivery of gas and other services from our utility, which could strain relationships with customers and state regulators and cause a loss of revenues that could adversely affect our results of operations. Our collective bargaining agreement may also increase the cost of employing our natural gas distribution segment workforce, affect our ability to continue offering market-based salaries and employee benefits, limit our flexibility in dealing with our workforce, and limit our ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today's challenging marketplace.

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

The FERC has regulatory authority over some of our operations, including sales of natural gas in the wholesale market and the purchase and sale of interstate pipeline and storage capacity. Any Congressional legislation or agency regulation that would alter these or other similar statutory and regulatory structures in a way to significantly raise costs that could not be recovered in rates from customers, that would reduce the availability of supply or capacity or that would reduce our competitiveness could negatively impact our earnings. In addition, the U.S. Senate has passed the Pipeline Transportation Safety Improvement Act and if enacted will increase federal regulatory oversight and could also increase administrative costs that may not be recovered in rates from customers, which could have an adverse impact on our earnings.

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

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Natural Gas Distribution Segment (All properties are located in New Jersey)

NJNG owns approximately 7,060 miles of distribution main, 7,168 miles of service main, 226 miles of transmission main and approximately 526,000 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

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

Substantially all of NJNG's properties, not expressly excepted or duly released, are subject to the lien of the New Mortgage Indenture, dated as of September 1, 2014, as security for NJNG's mortgage bonds, which totaled $432.8 million as of September 30, 2014. In addition, under the terms of the Indenture, NJNG could have issued up to $841.2 million of additional first mortgage bonds as of September 30, 2014.

New Jersey Resources Corporation
Part I

ITEM 2. PROPERTIES (Continued)

Energy Services Segment

As of September 30, 2014, NJRES leases office space in Wall Township, New Jersey, as well as Houston, Texas and Charlotte, North Carolina for its business activities.

Clean Energy Ventures Segment

NJRCEV has various solar contracts, including lease agreements and easements, allowing the installation, operation and maintenance of solar equipment and access to the various properties, including commercial and residential rooftops with a total of 83.4 MW of solar capacity. In addition to the lease agreement and easements, NJRCEV owns 79.5 acres of land for its Vineland solar project.

NJRCEV is also party to various land lease agreements and easements, which allow for the installation, operation and maintenance of wind turbines, associated electric collection facilities, substations, operation and maintenance buildings and access to the various properties. The Two Dot wind project in Two Dot, Montana is a 9.7 MW onshore wind project, which was completed in June 2014. The Carroll Area wind project located in Carroll County, Iowa is a 20 MW project and is currently under construction. In addition to the lease agreement and easements, NJRCEV owns 1.8 acres of land for its Carroll wind project.

On October 22, 2014, NJRCEV purchased 7.14 acres of land in Rush County, Kansas for its 48 MW Alexander wind project.

Midstream Segment

As of September 30, 2014, the Steckman Ridge partnership owned and/or leased storage rights on approximately 6,300 acres of land in Bedford County, Pennsylvania, with a FERC-regulated natural gas storage facility with up to 12 Bcf of working gas capacity. Equipment on the property includes a compressor station, gathering pipelines and pipeline interconnections.

As of September 30, 2014, Iroquois Gas Transmission System owned a 416-mile FERC-regulated interstate natural gas pipeline system with approximately 1.5 Bcf per day of capacity, which runs from the New York-Canadian border to Long Island, New York.

All Other Business Operations

As of September 30, 2014, CR&R's real estate portfolio consisted of 52.3 acres of undeveloped land in Atlantic County with a net book value of $2.1 million and a 56,400-square-foot office building on five acres of land in Monmouth County with a net book value of $8.3 million.

NJRHS leases service centers in Dover, Morris County and Wall, Monmouth County, New Jersey.

Capital Expenditure Program

See Item 7. Management Discussion and Analysis for a discussion of anticipated fiscal 2015 and 2016 capital expenditures as applicable to NJR's business segments and business operations.

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

NJNG may recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In February 2012, NJNG filed its 2011 SBC filing, requesting approval of its MGP expenditures incurred through June 30, 2011, which would continue its existing overall SBC rate and recovery at approximately $20 million. In July 2013, NJNG requested approval of its MGP expenditures incurred through June 2013 as well as a reduction in the RA factor to

New Jersey Resources Corporation
Part I

ITEM 3. LEGAL PROCEEDINGS (Continued)

$18.7 million annually. The petition was provisionally approved by the BPU on November 22, 2013, with rates effective December 1, 2013, and was approved on a final basis in July 2014. In September 2014, NJNG requested approval of its MGP expenditures incurred through June 2014 to recover $8.5 million annually related to the SBC RA factor. As of September 30, 2014, $30.9 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets.

NJNG periodically and at least annually performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $151.3 million to $249.8 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. However, NJNG expects actual costs to differ from these estimates. Where it is probable that costs will be incurred, and the information is sufficient to reasonably estimate a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, as of September 30, 2014, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $177 million on the Consolidated Balance Sheets, based on our most likely amount of possible liability. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The Company's Executive Officers and their age, position and business experience during the past five years are set forth below.

Name	Age	Officer since	Office held during last five years
Laurence M. Downes	57	1986	Chairman of the Board (September 1996 - present) President and Chief Executive Officer (July 1995 - present)
Kathleen T. Ellis	61	2004	Executive Vice President and Chief Operating Officer, NJNG (February 2008 - present) Senior Vice President, Corporate Affairs (December 2004 - present)
Glenn C. Lockwood	53	1990	Executive Vice President (January 2011 - present) Chief Financial Officer (September 1995 - present) Senior Vice President (January 1996 - December 2010)
Mariellen Dugan	48	2005	Senior Vice President and General Counsel (February 2008 - present)
Stephen Westhoven	46	2004	Senior Vice President, NJRES (May 2010 - present) Vice President of Energy Trading, NJRES (January 2004 - May 2010)
Stanley M. Kosierowski	62	2008	President, NJRCEV and NJRHS (May 2010 - present) Vice President, Strategy and Operations (July 2009 - May 2010) Vice President, NJRCEV (September 2008 - April 2010)
Deborah G. Zilai	61	1996	Vice President, Corporate Services, NJR Service (June 2005 - present)

New Jersey Resources Corporation
Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

NJR's Common Stock is traded on the New York Stock Exchange under the ticker symbol NJR. As of September 30, 2014, NJR had 42,252 holders of record of its common stock.

NJR's common stock high and low sales prices and dividends paid per share were as follows:

	2014		2013		Dividends Paid
	High	Low	High	Low	2014	2013
Fiscal Quarter
First	$46.95	$42.54	$46.28	$38.51	$0.42	$0.40
Second	$50.47	$43.75	$45.63	$39.06	$0.42	$0.40
Third	$57.68	$47.70	$47.60	$40.97	$0.42	$0.40
Fourth	$57.79	$48.63	$46.00	$40.60	$0.42	$0.40

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

The following table sets forth NJR's repurchase activity for the quarter ended September 30, 2014:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
07/01/14 - 07/31/14	—	$—	—	1,552,127
08/01/14 - 08/31/14	—	$—	—	1,552,127
09/01/14 - 09/30/14	46,700	$50.60	46,700	1,505,427
Total	46,700	$50.60	46,700	1,505,427

New Jersey Resources Corporation
Part II

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL STATISTICS

(Thousands, except per share data)
Fiscal Years Ended September 30,	2014	2013	2012	2011	2010
SELECTED FINANCIAL DATA
Operating revenues	$3,738,145	$3,198,068	$2,248,923	$3,009,209	$2,639,304
Operating expenses
Gas purchases	3,139,525	2,712,223	1,841,408	2,550,571	2,167,558
Operation and maintenance	215,180	173,473	171,045	163,111	148,565
Regulatory rider expenses	72,164	48,417	40,350	51,246	45,966
Depreciation and amortization	52,742	47,310	41,643	34,370	32,267
Energy and other taxes	57,344	57,414	45,787	66,910	56,823
Total operating expenses	3,536,955	3,038,837	2,140,233	2,866,208	2,451,179
Operating income	201,190	159,231	108,690	143,001	188,125
Other income, net	7,551	4,783	2,128	3,747	5,258
Interest expense, net of capitalized interest	25,463	23,979	20,844	19,623	21,251
Income before income taxes	183,278	140,035	89,974	127,125	172,132
Income tax provision	51,840	35,575	7,729	37,665	64,692
Equity in earnings of affiliates	10,532	10,349	10,634	11,839	10,017
Net income	$141,970	$114,809	$92,879	$101,299	$117,457
Total assets	$3,158,804	$3,004,783	$2,770,005	$2,649,444	$2,563,133

CAPITALIZATION
Common stock equity	$966,166	$887,384	$813,865	$776,257	$725,483
Long-term debt	598,209	512,886	525,169	426,797	428,925
Total capitalization	$1,564,375	$1,400,270	$1,339,034	$1,203,054	$1,154,408

COMMON STOCK DATA
Earnings per share-Basic	$3.37	$2.76	$2.24	$2.45	$2.84
Earnings per share-Diluted	$3.34	$2.75	$2.23	$2.44	$2.82
Dividends declared per share	$1.71	$1.62	$1.54	$1.44	$1.36

NON-GAAP RECONCILIATION
Net income	$141,970	$114,809	$92,879	$101,299	$117,457
Add:
Consolidated unrealized loss (gain) on derivative instruments	28,534	(9,418)	35,790	36,875	(27,446)
Effects of economic hedging related to natural gas inventory	26,639	7,635	(4,891)	(28,604)	3,469
Tax adjustments	(20,286)	655	(11,361)	(3,037)	8,284
Net financial earnings (1)	$176,857	$113,681	$112,417	$106,533	$101,764

Net financial earnings per share-Basic (1)	$4.20	$2.73	$2.71	$2.58	$2.46
Net financial earnings per share-Diluted (1)	$4.17	$2.72	$2.70	$2.56	$2.44

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

New Jersey Resources Corporation
Part II

ITEM 6. SELECTED FINANCIAL DATA (Continued)

NJNG OPERATING STATISTICS

Fiscal Years Ended September 30,	2014	2013	2012	2011	2010
Operating revenues ($ in thousands)
Residential	$469,831	$467,269	$363,780	$579,038	$471,056
Commercial, industrial and other	113,354	102,350	88,484	116,043	112,582
Firm transportation	86,131	73,745	60,599	57,126	45,616
Total residential and commercial	669,316	643,364	512,863	752,207	629,254
Interruptible	6,770	6,452	6,510	7,029	8,454
Total system	676,086	649,816	519,373	759,236	637,708
BGSS incentive programs	143,329	138,171	108,340	212,488	307,772
Total operating revenues	$819,415	$787,987	$627,713	$971,724	$945,480
Throughput (Bcf)
Residential	43.1	38.3	32.9	42.3	40.3
Commercial, industrial and other	8.2	7.5	6.5	8.3	8.2
Firm transportation	17.7	15.2	11.2	12.2	10.1
Total residential and commercial	69.0	61.0	50.6	62.8	58.6
Interruptible	10.5	10.9	10.3	8.3	7.7
Total system	79.5	71.9	60.9	71.1	66.3
BGSS incentive programs	180.8	141.5	99.6	107	83.9
Total throughput	260.3	213.4	160.5	178.1	150.2
Customers at year-end
Residential	422,742	408,399	423,871	428,694	438,274
Commercial, industrial and other	24,684	24,302	24,985	25,666	26,312
Firm transportation	56,778	64,652	51,214	40,523	25,724
Total residential and commercial	504,204	497,353	500,070	494,883	490,310
Interruptible	36	40	41	41	43
BGSS incentive programs	34	38	32	40	40
Total customers at year-end	504,274	497,431	500,143	494,964	490,393
Interest coverage ratio (1)	10.24	10.82	10.85	10.73	9.43
Average therm use per customer
Residential	1,020	937	775	986	919
Commercial, industrial and other	4,466	3,773	3,675	4,350	4,986
Degree days	5,080	4,664	3,698	4,686	4,341
Weather as a percent of normal (2)	109.6%	99.9%	77.9%	99.3%	91.4%
Number of employees	626	611	611	590	582

(1)	NJNG's income from operations divided by interest expense.

(2)	Normal heating degree days are based on a twenty-year average, calculated based upon three reference areas representative of NJNG's service territory.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Forward-looking and Cautionary Statements

From time to time, we may make statements that may constitute “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's then-current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. Information concerning forward-looking statements is set forth on page 3 of this annual report and is incorporated herein. A detailed discussion of risk and uncertainties that could cause actual results to differ materially from such forward-looking statements is included in Item 1A. Risk Factors and are incorporated herein. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The fair value of derivative instruments is determined by reference to quoted market prices of listed exchange-traded contracts, published price quotations, pipeline tariff information and/or a combination of those items. NJRES' portfolio is valued using the most current and reasonable market information. If the price underlying a physical commodity transaction does not represent a visible and liquid market, NJRES may utilize additional published pipeline tariff information and/or other services to determine an equivalent market price. As of September 30, 2014, fair value of its derivative assets and liabilities reported on the Consolidated Balance Sheets that is based on such pricing is immaterial.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Should there be a significant change in the underlying market prices or pricing assumptions, NJRES may experience a significant impact on its financial position, results of operations and cash flows. Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risks for sensitivity analysis related to the impact to derivative fair values resulting from changes in commodity prices. The valuation methods NJR uses to determine fair values remained consistent for fiscal 2014, 2013 and 2012. NJR applies a discount to its derivative assets to factor in an adjustment associated with the credit risk of its physical natural gas counterparties and to its derivative liabilities to factor in an adjustment associated with its own credit risk. NJR determines this amount by using historical default probabilities corresponding to the appropriate S&P issuer ratings. Since the majority of NJR's counterparties are rated investment grade, this results in an immaterial credit risk adjustment.

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

We have not designated any derivatives as fair value hedges as of September 30, 2014 and 2013.

Income Taxes and Credits

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We use the asset and liability method to determine and record deferred tax assets, representing future tax benefits, and deferred tax liabilities, representing future taxes payable, resulting from the differences between the financial reporting amount and the corresponding tax basis of the assets and liabilities using the enacted rates expected to be in effect at the time the differences are settled. An offsetting valuation allowance is recorded when it is more likely than not some or all of the deferred income tax assets won't be realized. NJR had net deferred tax liabilities of $382 million and $362.7 million and a valuation allowance of $212,000 and $262,000 related to certain deferred state tax assets as of September 30, 2014 and 2013, respectively. Any significant changes to the estimates and judgments with respect to the interpretations, timing or deductibility could result in a material change on earnings and cash flows.

For state income tax and other taxes, estimates and judgments are also required with respect to the apportionment among the various jurisdictions. In addition, we operate within multiple tax jurisdictions and are subject to audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We maintain a liability for the estimate of potential income tax exposure and, in our opinion, adequate provisions for income taxes have been made for all years reported. Any significant changes to the estimates and judgments with respect to the apportionment factor could result in a material change on earnings and cash flows.

Accounting guidance also requires that we establish reserves for uncertain tax positions when it is more likely than not that the positions will not be sustained when challenged by taxing authorities. We have no reason to believe that we have any future obligations associated with unrecognized tax benefits, therefore, as of September 30, 2014 and 2013, we have not recorded any liabilities related to uncertain tax positions. Any significant changes to the estimates and judgments with respect to the interpretations, timing or deductibility could result in a material change on earnings and cash flows.

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

To the extent that the Company invests in property that qualifies for PTCs, the PTC is recognized as a reduction to current federal income tax expense as the PTCs are generated through the production activities of the assets. Changes to the federal statutes related to PTCs could have a negative impact on earnings and cash flows.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Environmental Costs

At the end of each fiscal year, NJNG updates the environmental review of its MGP sites, including a review of its potential liability for investigation and remedial action, based on assistance from an independent external consulting firm. From this review, NJNG estimates expenditures necessary to remediate and monitor these MGP sites. As of September 30, 2014, NJNG estimated these expenditures will range from approximately $151.3 million to $249.8 million. NJNG's estimate of these liabilities is developed from then currently available facts, existing technology and current laws and regulations.

In accordance with accounting standards for contingencies, NJNG's policy is to record a liability when it is probable that the cost will be incurred and can be reasonably estimated. NJNG will determine a range of liabilities and will record the most likely amount. If no point within the range is more likely than any other, NJNG will accrue the lower end of the range. Since we believe that recovery of these expenditures, as well as related litigation costs, is possible through the regulatory process, we have recorded a regulatory asset corresponding to the related accrued liability. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $177 million on the Consolidated Balance Sheets, which is based on the most likely amount.

The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay, as well as the potential impact of any litigation and any insurance recoveries. As of September 30, 2014 and 2013, $30.9 million and $47 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received, are included in regulatory assets on the Consolidated Balance Sheets, respectively.

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

The following is a summary of a sensitivity analysis for each actuarial assumption:

Pension Plans
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(29,403)	$(2,964)
Discount rate	(1.00)%	$36,855	$3,332
Rate of return on plan assets	1.00%	n/a	$(1,877)
Rate of return on plan assets	(1.00)%	n/a	$1,876

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Other Postemployment Benefits
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(18,053)	$(1,701)
Discount rate	(1.00)%	$22,891	$2,094
Rate of return on plan assets	1.00%	n/a	$(487)
Rate of return on plan assets	(1.00)%	n/a	$491

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Health care cost trend rate	1.00%	$20,965	$3,199
Health care cost trend rate	(1.00)%	$(16,932)	$(2,561)

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies in the accompanying Consolidated Financial Statements for discussion of recently issued accounting standards.

Management's Overview

Consolidated

NJR is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers primarily in the Gulf Coast, Mid-Continent, Appalachian, Northeastern and Western market areas of the U.S., as well as Canada, through its subsidiaries NJNG and NJRES. In addition, NJR invests in distributed power projects, midstream assets and provides various repair, sales and installations services. A more detailed description of NJR's organizational structure can be found in Item 1. Business.

Business Segments

NJR has four primary business segments as presented in the chart below:

Natural Gas Distribution (NJNG)
Regulated Utility Operations
Distribution Operations
Gas Supply
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
Natural Gas Storage

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In addition to the four business segments, NJR has other non-utility operations that either provide corporate support services or do not meet management's criteria to be treated as a separate business segment. These operations, which comprise Home Services and Other (formerly Retail and Other), include: appliance repair services, sales and installations at NJRHS; energy-related ventures at NJR Energy and commercial real estate holdings at CR&R.

A summary of the company's consolidated results in net income and assets by business segment and operations at for the fiscal years ended September 30, is as follows:

($ in thousands)	2014		2013		2012
	Net Income	Assets	Net Income	Assets	Net Income	Assets
Natural Gas Distribution	$74,204	$2,143,684	$73,846	$2,094,940	$73,238	$2,005,520
Energy Services	44,394	457,080	20,725	468,096	(8,605)	347,406
Clean Energy Ventures	12,654	380,707	10,060	253,663	19,452	223,247
Midstream	7,498	153,891	7,199	153,536	6,749	157,779
Home Services and Other	2,798	82,413	3,292	85,293	2,366	73,298
Intercompany (1)	422	(58,971)	(313)	(50,745)	(321)	(37,245)
Total	$141,970	$3,158,804	$114,809	$3,004,783	$92,879	$2,770,005

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

The primary drivers of the changes noted above, which are described in more detail in the individual segment discussions, are as follows:

The increase in net income during fiscal 2014, compared with fiscal 2013, was primarily driven by:

•	increases at NJRES due primarily to higher gross margin due to increased demand caused by the extreme cold weather;

•
increases at NJRCEV due to the receipt of a credit support payment related to a change in ownership at the site of one of NJRCEV's commercial solar projects along with ITCs associated with solar projects; and

The increase in net income during fiscal 2013, compared with fiscal 2012, was primarily driven by:

•	increases at NJRES due primarily to changes in realized and unrealized derivative gains; partially offset by

•	decreases in ITCs associated with a reduction in solar projects placed in service at NJRCEV.

The increase in assets during fiscal 2014 and 2013, included additional utility plant expenditures at our Natural Gas Distribution segment and solar and wind expenditures at Clean Energy Ventures. In addition, higher commodity prices contributed to the increase in gas in storage and accounts receivable at Energy Services during fiscal 2013.

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating the operating results of its Energy Services segment, related to financial derivative instruments that have settled and are designed to economically hedge natural gas still in inventory. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of the economic hedges with the physical sale of gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

(Thousands)	2014	2013	2012
Net income	$141,970	$114,809	$92,879
Add:
Consolidated unrealized loss (gain) on derivative instruments	28,534	(9,418)	35,790
Effects of economic hedging related to natural gas inventory	26,639	7,635	(4,891)
Tax adjustments	(20,286)	655	(11,361)
NFE	$176,857	$113,681	$112,417

Basic earnings per share	$3.37	$2.76	$2.24
Basic NFE per share	$4.20	$2.73	$2.71

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NFE by business segment and other operations for the fiscal years ended September 30, discussed in more detail within the operating results sections of each segment, is summarized as follows:

(Thousands)	2014		2013		2012
Natural Gas Distribution	$74,204	42%	$73,846	65%	$73,238	65%
Energy Services	79,735	45	19,311	17	10,791	10
Clean Energy Ventures	12,654	7	10,060	9	19,452	17
Midstream	7,498	4	7,199	6	6,749	6
Home Services and Other	2,798	2	3,292	3	2,366	2
Eliminations (1)	(32)	—	(27)	—	(179)	—
Total	$176,857	100%	$113,681	100%	$112,417	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey and also participates in the off-system sales and capacity release markets. As a regulated company, NJNG is required to recognize the impact of regulatory decisions on its financial statements. See Note 3. Regulation in the accompanying Consolidated Financial Statements for a more detailed discussion on regulatory actions, including filings related to programs and associated expenditures as well as rate requests related to recovery of costs.

Our Natural Gas Distribution segment has approximately 504,300 residential and commercial customers in its service territory. The business is subject to various risks, such as those associated with adverse economic conditions, that can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts, which can impact customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

NJNG's operations are managed with the goal of providing safe and reliable service, growing its customer base, diversifying its margin, promoting clean energy programs and mitigating the risks discussed above, through several key initiatives including:

•
Earning a reasonable rate of return on the investments in its natural gas distribution and transmission systems, as well as timely recovery of all prudently incurred costs in order to provide safe and reliable service throughout NJNG's territory:

-    NJNG is required by the BPU to file a base rate case no later than November 15, 2015;

•	Continuing to invest in the safety and integrity of its infrastructure;

•	Managing its customer growth rate, which NJNG expects to be approximately 1.5 percent annually over the next two years;

•	Maintaining a collaborative relationship with the BPU on regulatory initiatives, including:

-    planning and authorization of infrastructure investments;

-    pursuing rate and regulatory strategies to stabilize and decouple margin, including CIP;

-    utilizing BGSS incentive programs through BPU-approved mechanisms to reduce gas costs and generate earnings; and

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

-    administering and promoting NJNG's BPU-approved SAVEGREEN project;

•	Managing the volatility of wholesale natural gas prices through a hedging program designed to keep customers' BGSS rates as stable as possible; and

•	Working to manage its financial obligations related to remediation activities associated with its MGP sites.

Infrastructure projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant for customer growth and its associated PIM and infrastructure programs.

AIP and SAFE

NJNG has implemented BPU-approved infrastructure projects that are designed to enhance the reliability of NJNG's gas distribution system, including AIP and SAFE. As of September 30, 2014, NJNG has received regulatory approval to recover approximately $15.3 million annually through its base tariff rates related to AIP.

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

NGV Advantage

On June 18, 2012, the BPU approved a pilot program for NJNG to invest up to $10 million to build NGV refueling stations in Monmouth, Ocean and Morris counties. As of September 30, 2013, NJNG has begun development of three NGV stations. On April 23, 2014, the BPU approved NJNG's request to include the cost recovery of its NGV capital investments in its next base rate case to be filed no later than November 15, 2015. In addition, the BPU approved a deferred accounting methodology related to the NGV investment costs consistent with NJNG's SAFE Program. The NGV program was authorized by the BPU to earn an overall weighted average cost of capital of 7.1 percent, including a return on equity of 10.3 percent. A portion of the proceeds from the utilization of the compressed natural gas equipment, along with any available federal and state incentives, will be credited back to ratepayers to help offset the cost of this investment.

NJ RISE

NJNG filed a petition with the BPU on September 3, 2013, seeking approval of NJ RISE, which consists of six capital investment projects estimated to cost $102.5 million, excluding AFUDC, for gas distribution storm hardening and mitigation projects, along with associated O&M expenses. The submission was made in response to a March 2013 BPU order, initiating a proceeding to investigate prudent, cost efficient and effective opportunities to protect New Jersey's utility infrastructure from future major storm events. These system enhancements are intended to minimize service impacts during extreme weather events to customers that live in the most storm prone areas of NJNG's service territory. In the filing, NJNG proposed the recovery of its capital costs associated with NJ RISE through an annual adjustment to its base rate. On July 23, 2014, the BPU approved a Stipulation of Settlement related to the recovery of the proposed NJ RISE capital infrastructure program to include a May 2015 filing to recover costs through July 31, 2015, through an adjustment to base rates as of November 1, 2015. Additional capital and O&M cost recovery will be included in NJNG's next base rate case scheduled to be filed no later than November 15, 2015.

Liquefaction

NJNG is in the design and procurement phase of its Liquefaction project, which when completed, will allow NJNG to convert natural gas into LNG, which will then be used to fill NJNG's existing LNG storage tanks. Capital cost recovery will be included in NJNG's next base rate case scheduled to be filed no later than November 15, 2015.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Other

NJNG is exploring additional system enhancements that are designed to support improved reliability in the southern portion of its service territory, referred to as the Southern Reliability Link.

Below is a summary of NJNG's capital expenditures, including estimates for expected investments over the next two fiscal years:

(Millions)	2013	2014	2015	2016
Customer growth	$24.5	$30.1	$26.8	$26.9
System maintenance and other	42.5	61.8	66.9	54.4
AIP/SAFE	45.3	40.3	41.2	39.0
Superstorm Sandy	26.1	9.8	5.0	—
NGV Advantage	1.0	4.8	4.2	—
NJ RISE	—	—	7.0	14.7
Liquefaction/LNG	—	10.1	11.9	11.8
Southern Reliability	—	—	19.3	86.9
Total	$139.4	$156.9	$182.3	$233.7

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

During fiscal 2014, NJNG added 7,599 new customers, which represents a customer growth rate of approximately 1.5 percent. During that same time period, NJNG converted 627 existing customers to natural gas heat and other services. This customer growth represents an estimated increase of approximately $4.3 million annually to utility gross margin assuming normal weather and usage. In addition, NJNG currently expects to add approximately 15,000 to 17,000 new customers during the two-year period of fiscal 2015 and 2016. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 50 percent of the growth will come from new construction markets and another 50 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG's base rates by approximately $4.1 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Operating Results section that follows for a definition and further discussion of utility gross margin.

SAVEGREEN

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives, that are designed to encourage the installation of high efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two to 10-year period through a tariff rider mechanism. The recovery includes a weighted average cost of capital that ranges from 6.9 percent, with a return on equity of 9.75 percent, to 7.76 percent, with a return on equity of 10.3 percent.

On June 21, 2013, the BPU approved NJNG's 2012 request to extend and expand the current SAVEGREEN program through June 30, 2015, with certain modifications, resulting in grants, incentives and financing investments of more than $85 million, earning a weighted average return of 6.9 percent. Since inception, the BPU has approved total SAVEGREEN investments of approximately $149.5 million, of which $91.6 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $20 million.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Conservation Incentive Program

The CIP facilitates normalizing NJNG's utility gross margin for variances not only due to weather but also for other factors affecting usage, such as conservation and energy efficiency. Recovery of utility gross margin for the non-weather variance through the CIP is limited to the amount of certain gas supply cost savings achieved and is subject to an annual earnings test. An annual review of the CIP must be filed by June 1, coincident with NJNG's annual BGSS filing, during which NJNG can request rate changes to CIP. In March 2013, NJNG and South Jersey Gas Company filed a joint petition with the BPU requesting the continuation of the CIP with certain modifications. On May 21, 2014, the BPU approved the continuation of the CIP program with no expiration date; however, it will be subject to review in a 2017 rate filing. On June 2, 2014, NJNG filed for reductions to its CIP rates, resulting in a 4.3 percent reduction to the average residential heat customer's bill. On September 30, 2014, the BPU provisionally approved these rates to be effective October 1, 2014.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

(Thousands)	2014	2013	2012
Weather (1)	$(10,396)	$4,463	$30,243
Usage	6,580	11,284	14,745
Total	$(3,816)	$15,747	$44,988

(1)	Compared with the CIP 20-year average, weather was 9.6 percent colder-than-normal during fiscal 2014 and .1 percent and 22.1 percent warmer-than-normal during fiscal 2013 and 2012, respectively.

As of September 30, 2014 and 2013, NJNG has $5.8 million in regulatory liabilities and $18.9 million in regulatory assets on the Consolidated Balance Sheets related to CIP to be returned to or recovered from customers, respectively, in future periods.

Commodity prices

Our Natural Gas Distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, the price of natural gas charged to our customers through the BGSS clause, our ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as shown in the graph below, which illustrates the daily natural gas prices(1) in the northeast market region, also known as Tetco M-3:

Tetco M-3 Daily Prices
2013-2014
2012-2013
2011-2012
$80
$70
$60
$50
$40
$30
$20
$10
$0
Oct
Nov
Dec
Jan
Feb
Mar
Apr
May
June
July
Aug
Sept

(1) Data source from Platts, a division of McGraw Hill Financial.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The maximum daily price was $81.30, $11.59 and $5.12 and the minimum daily price was $1.61, $3.11 and $1.98 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. The volatility and increase in commodity prices during the second quarter of fiscal 2014 was due primarily to a significant increase in the demand for natural gas as a result of extreme cold weather in the northeast. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BGSS

Recovery of natural gas costs

NJNG's cost of gas is passed through to our customers, without markup, by applying NJNG's authorized BGSS tariff rate to actual therms delivered. There is no utility gross margin associated with BGSS costs; therefore, changes in such costs do not impact NJNG's earnings. NJNG monitors its actual gas costs in comparison to its tariff rates to manage its cash flows associated with its allowed recovery of gas costs, which is facilitated through BPU-approved deferred accounting and the BGSS pricing mechanism. Accordingly, NJNG occasionally adjusts its periodic BGSS tariff rates or can issue credits or refunds, as appropriate, for its residential and small commercial customers when the commodity cost varies from the existing BGSS tariff rate. BGSS tariff rates for its large commercial customers are adjusted monthly based on NYMEX prices.

During fiscal 2012, NJNG issued bill credits of $85.9 million to residential and small commercial customers as a result of the decline in the wholesale price of natural gas and a change in the methodology used to develop estimates of unaccounted-for gas. There were no bill credits during fiscal 2013 and 2014. NJNG reduced its BGSS tariff rate in fiscal 2012, resulting in a 3.6 percent decrease to the average residential heat customer's bill, which was approved by the BPU on a final basis in June 2013. In addition, NJNG reduced its BGSS tariff rate in fiscal 2013, resulting in 5.2 percent decrease to the average residential heat customer's bill and reduced its BGSS tariff rate in fiscal 2014, resulting in a 6 percent decrease to the average residential heat customer's bill effective December 1, 2013. On July 23, 2014, the BPU approved the fiscal 2013 and 2014 rates on a final basis. NJNG filed its fiscal 2015 BGSS/CIP filing on June 2, 2014 with no change to the current BGSS tariff rate.

On October 1, 2014, NJNG implemented a decrease to its BGSS rate for residential sales and general service small sales customers resulting in a 5 percent decrease to the average residential heat customer's bill. Refer to Note 3. Regulation in the accompanying Consolidated Financial Statements, for a discussion of BGSS rate actions and or bill credits.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives through October 2015, for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive and FRM programs that are designed to encourage better utilization and hedging of its natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Should performance of the existing incentives or market conditions warrant, NJNG is permitted to propose a process to re-evaluate and discuss alternative incentive programs annually.

Utility gross margin from incentive programs was $16 million, $8.8 million and $9.4 million during the fiscal years ended September 30, 2014, 2013 and 2012, respectively. A more detailed discussion of the impacts on utility gross margin can be found in the Natural Gas Distribution Operating Results section that follows.

Hedging

In order to provide relative price stability to its natural gas supply portfolio, NJNG employs a hedging strategy with the goal of having at least 75 percent of the Company's projected winter gas purchase volumes hedged by each November 1 and at least 25 percent of the gas purchase requirements hedged for the following April through March period. This is accomplished with the use of various financial instruments including futures, swaps and options used in conjunction with commodity and/or weather-related hedging activity.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Environmental remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $177 million as of September 30, 2014, a decrease of $6.6 million, compared with the prior fiscal year.

NJNG is currently authorized to recover remediation costs of approximately $18.7 million annually, which is based on expenditures incurred through June 30, 2013.

In September 2014, NJNG submitted its SBC filing requesting approval of its MGP expenditures incurred through June 30, 2014, and to recover $8.5 million annually related to the RA and $16.3 million related to NJCEP, resulting in a 3 percent reduction to the average residential heat customer's bill.

Superstorm Sandy

In November 2012, NJNG filed a petition with the BPU requesting deferral accounting for uninsured incremental O&M costs associated with Superstorm Sandy, which was subsequently approved in May 2013. In addition, NJNG requested that the review of and the appropriate recovery period for such deferred expenses be addressed in NJNG's next base rate case. As of September 30, 2014, NJNG has deferred $15.2 million of these costs as a regulatory asset. On October 22, 2014, the BPU approved, as prudent and reasonable, the deferred O&M storm costs to be recovered in NJNG's next base rate case to be filed no later than November 15, 2015.

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

Operating Results

Utility Gross Margin

The EDECA, which was enacted in 1999, provides the framework for New Jersey's retail energy markets, which are open to competition from other electric and natural gas suppliers. NJNG's residential and commercial markets are currently open to competition, and its rates are segregated between BGSS (i.e., natural gas commodity) and delivery (i.e., transportation) components. NJNG does not earn utility gross margin on the commodity portion of its natural gas sales. NJNG earns utility gross margin through the delivery of natural gas to its customers and, therefore, is not negatively affected by customers who use its transportation service and purchase natural gas from another supplier. Under an existing order from the BPU, BGSS can be provided by suppliers other than the state's natural gas utilities, however, all customers who purchase natural gas from another supplier continue to use NJNG for transportation service.

NJNG's utility gross margin is a non-GAAP financial measure defined as natural gas revenues less natural gas purchases, sales tax, and regulatory rider expenses, and may not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries. Management believes that utility gross margin provides a more meaningful basis than revenue for evaluating utility operations since natural gas costs, sales tax and regulatory rider expenses are included in operating revenue and passed through to customers and, therefore, have no effect on utility gross margin. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG's operating results for the fiscal years ended September 30, are as follows:

(Thousands)	2014	2013	2012
Utility gross margin
Operating revenues	$819,415	$787,987	$627,713
Less:
Gas purchases (1)	402,552	414,594	274,370
Energy and other taxes (2)	47,440	48,037	37,241
Regulatory rider expense (3)	72,164	48,417	40,350
Total utility gross margin	297,259	276,939	275,752
Operation and maintenance expenses	124,717	113,174	111,998
Depreciation and amortization	40,540	37,999	35,247
Other taxes not reflected in utility gross margin	4,573	4,373	3,899
Operating income	127,429	121,393	124,608
Other income	2,832	2,847	1,655
Interest expense, net of capitalized interest	16,683	14,995	14,890
Income tax provision	39,374	35,399	38,135
Net income	$74,204	$73,846	$73,238

(1)
Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and offset by corresponding revenues.

(2)	Consists primarily of sales taxes and TEFA, both of which are passed through to customers and offset by corresponding revenues. TEFA was phased out by January 2014.

(3)
Consists of expenses associated with state-mandated programs, the RA and energy efficiency programs and are calculated on a per-therm basis. These expenses are passed through to customers and offset by corresponding revenues.

Operating revenues increased 4 percent during fiscal 2014 and increased 25.5 percent during fiscal 2013. Gas purchases decreased 2.9 percent during fiscal 2014 and increased 51.1 percent during fiscal 2013. A description of the factors contributing to the increases (decreases) in operating revenues and gas purchases during fiscal 2014 and 2013, are as follows:

	2014 v. 2013		2013 v. 2012
(Millions)	Operating revenue	Gas purchases	Operating revenue	Gas purchases
Firm sales	$65.5	$33.1	$91.9	$44.3
Average BGSS rates (1)	(47.4)	(44.4)	(10.9)	(10.2)
CIP adjustments	(19.6)	—	(29.2)	—
SAVEGREEN	14.2	—	2.4	—
Fiscal 2012 BGSS bill credits	—	—	85.9	80.2
Off-system sales	7.7	7.0	28.8	29.9
AIP	6.5	—	0.6	—
Other	4.5	(7.7)	(9.2)	(3.7)
Total increase (decrease)	$31.4	$(12.0)	$160.3	$140.5

(1)	Operating revenue includes changes in sales tax of $3 million and $700,000 during fiscal 2014 and 2013, respectively.

Fiscal 2014 compared with fiscal 2013

An increase in usage related primarily to weather being 8.9 percent colder, based on degree days, during fiscal 2014 than fiscal 2013, contributed to increases in operating revenues associated with firm sales, along with higher off-system sales, due primarily to a 36.8 percent increase in the average price of gas sold, offset by a 23.2 percent reduction in volumes. These increases were partially offset by lower BGSS rates during fiscal 2014 and a decrease in CIP adjustments of $14.9 million related to the colder weather and $4.7 million related to usage. The decrease in gas purchases was due primarily to lower BGSS rates as discussed above. Other, in the above table, includes increases in rider rates, including those related to NJCEP, impacts from BGSS incentive programs and Superstorm Sandy.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Fiscal 2013 compared with fiscal 2012

An increase in usage related primarily to weather being 26.1 percent colder, based on degree days, during fiscal 2013 than fiscal 2012, contributed to increases in operating revenues and gas purchases associated with firm sales, partially offset by decrease in CIP adjustments of $25.7 million related to weather and $3.5 million related to usage. Also factoring into the overall increase in operating revenues and gas purchases were BGSS bill credits issued to customers during fiscal 2012 that did not recur during fiscal 2013 and higher off-system revenue driven by a 21.1 percent increase in the average price of gas sold. These increases were partially offset by lower BGSS rates during fiscal 2013 and decreases related to the temporary disruption of service to customers that were impacted by Superstorm Sandy.

The following provides more information on the components of Utility Gross Margin and associated throughput (Bcf) of natural gas delivered to customers:

	2014		2013		2012
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$173,879	43.1	$167,530	38.3	$173,451	32.9
Commercial, industrial and other	45,971	8.2	44,896	7.5	45,673	6.5
Firm transportation	60,811	17.7	55,169	15.2	46,773	11.2
Total utility firm gross margin/throughput	280,661	69.0	267,595	61.0	265,897	50.6
BGSS incentive programs	15,957	180.8	8,777	141.5	9,385	99.6
Interruptible	641	10.5	567	10.9	470	10.3
Total utility gross margin/throughput	$297,259	260.3	$276,939	213.4	$275,752	160.5

Utility Firm Gross Margin

Utility firm gross margin is earned from residential and commercial customers who receive natural gas service from NJNG through either sales tariffs, which include a commodity and delivery component, or transportation tariffs, which include a delivery component only. The transfer of customers between sales and throughput has no impact on NJNG's total utility firm gross margin since distribution tariff rates are the same for these customer classes.

A description of the factors contributing to the increases (decreases) in utility firm gross margin during fiscal 2014 and 2013, are as follows:

(Thousands)	2014 v. 2013	2013 v. 2012
AIP	$6,103	$586
Customer growth	4,253	3,456
SAVEGREEN	1,883	1,018
Superstorm Sandy	827	(3,362)
Total increase	$13,066	$1,698

The increase in utility firm gross margin during both fiscal 2014 and 2013, was due primarily to increases in revenue related to infrastructure investments along with customer growth. Partially offsetting the increase in utility firm gross margin during fiscal 2013, was the impact of temporarily suspending service to the areas within NJNG's distribution territory that were affected by Superstorm Sandy.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG's total customers as of September 30, include the following:

	2014	2013 (1)	2012
Firm customers
Residential	422,742	408,399	423,871
Commercial, industrial & other	24,684	24,302	24,985
Residential transport	46,282	54,253	41,820
Commercial transport	10,496	10,399	9,394
Total firm customers	504,204	497,353	500,070
Other	70	78	73
Total customers	504,274	497,431	500,143

(1)	Excludes customers whose service was impacted by the effects of Superstorm Sandy.

NJNG added 7,599, 7,456 and 6,704 new customers and converted 627, 619 and 539 existing customers to natural gas heat and other services during the fiscal years ended September 30, 2014, 2013 and 2012, respectively. The customer growth during fiscal 2014 represents an estimated annual increase of approximately 1 Bcf in sales to firm customers, which, assuming normal weather and usage, would contribute approximately $4.3 million annually to utility gross margin.

BGSS Incentive Programs

A description of the factors contributing to the increases (decreases) in utility gross margin generated by NJNG's BGSS incentive programs during fiscal 2014 and 2013, are as follows:

(Thousands)	2014 v. 2013	2013 v. 2012
Storage	$4,602	$300
Capacity release	1,681	294
Off-system sales	637	(1,159)
FRM	260	(43)
Total increase (decrease)	$7,180	$(608)

Fiscal 2014 compared with fiscal 2013

Lower natural gas prices, as well as timing of storage injections, increased the storage incentive program margin. NJNG's capacity release margins also increased due primarily to an increase in the amount of volumes released and the value of capacity as a result of increased market area volatility.

Fiscal 2013 compared with fiscal 2012

An increase in gas supply in the northeast region resulting in lower volatility contributed to a decrease in transport capacity values and reduced margins in off-system sales, partially offset by a combination of lower pricing at storage injection points and an increase in volume in the capacity release program, which factored into the increase in margin from our storage incentive and capacity release programs.

Operation and Maintenance Expense

A summary and description of the factors contributing to the increases (decreases) in O&M during fiscal 2014 and 2013, are as follows:

(Thousands)	2014 v. 2013	2013 v. 2012
Compensation and benefits	$6,698	$2,172
Consulting	2,718	264
Maintenance and repairs	1,783	593
Shared corporate costs	6	(99)
Bad debt	(180)	112
Other	518	(1,866)
Total increase	$11,543	$1,176

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Fiscal 2014 compared with fiscal 2013

The increase in O&M during fiscal 2014 was due primarily to increased compensation and benefits as a result of higher labor costs related to additional overtime and incentives along with additional expenses related to a voluntary early retirement program, partially offset by lower pension benefit costs due to an increase in the discount rate used to calculate costs. In addition, there was an increase in consulting expenses due to additional tax, customer service and technical consulting along with an increase in maintenance and repairs, including additional repairs and snow removal, related to the extreme cold weather that occurred during the second fiscal quarter, and increased software maintenance contracts.

Fiscal 2013 compared with fiscal 2012

The increase in O&M during fiscal 2013 was due primarily to increases in compensation and benefits, which were driven primarily by an increase in the number of employees and increased pension and health benefit costs resulting from a lower discount rate, partially offset by lower incentive compensation accruals and various other O&M expenses.

Depreciation Expense

Depreciation expense increased $2.5 million and $2.8 million in fiscal 2014 and 2013, respectively, as a result of additional utility plant being placed into service.

Operating Income

Operating income increased $6 million, or 5 percent, in fiscal 2014, compared with fiscal 2013, due primarily to the increase in total utility gross margin of $20.3 million, as previously discussed, partially offset by the increases in O&M and depreciation expense, as previously discussed. Operating income decreased $3.2 million or 2.6 percent, in fiscal 2013, compared with fiscal 2012, due primarily to an increase in O&M and depreciation expense, partially offset by an increase in total utility gross margin of $1.2 million, as previously discussed.

Net Income

Net income increased $358,000 to $74.2 million in fiscal 2014, compared with fiscal 2013, due primarily to the factors discussed above, partially offset by an increase in the income tax provision due to a higher effective tax rate as a result of a lower cost of retiring assets placed in service before 1981, an increase in interest expense associated with new long-term debt issued in March 2014 and April 2013, and a decrease in other income due to lower AFUDC interest earned on AIP and SAFE.

In addition to the factors discussed above, net income increased $608,000, or 1 percent, to $73.8 million in fiscal 2013, compared with fiscal 2012, due partially to an increase in other income related to AFUDC interest earned on AIP and SAFE and a lower effective tax rate. Contributing to the decrease in the effective tax rate during fiscal 2013 compared with fiscal 2012 was an increase in costs associated with the removal of distribution main that was placed into service prior to 1981, for which the tax benefit is passed on to customers in base rates.

Energy Services Segment

Overview

NJRES is a non-regulated provider of physical natural gas services and customized energy solutions. The market areas in which it operates include the Gulf Coast, Mid-Continent, Appalachian, Northeastern and Western regions in the U.S., as well as Canada.

NJRES focuses on creating value from its natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity within the regions that encompass its market area. Through the use of its capacity contracts, NJRES is able to take advantage of pricing differences between geographic locations, commonly referred to as “locational” or “basis” spreads in addition to pricing differences over specific periods of time commonly referred to as “time spreads.” To monetize these differences, NJRES may enter into contracts that call for the future delivery and/or sale of physical natural gas and simultaneously enters into financial derivative contracts to establish an initial financial margin for each of its forecasted physical commodity transactions. Financial instruments are utilized to economically hedge natural gas inventory that will be sold at a future

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

date, all of which were contemplated as part of an entire forecasted transaction. The financial derivative contracts serve to protect the cash flows of the transaction from volatility in commodity prices and primarily include exchange-traded futures, options, and swap contracts. Typically, periods of increased price volatility provide NJRES with additional arbitrage opportunities to generate margin by improving the respective time or locational spreads on a forward basis. See Item 1. Business for more detailed discussion of operations at Energy Services.

Predominantly all of NJRES' physical purchases and sales of natural gas result in the physical delivery of natural gas. NJRES accounts for its physical commodity contracts and its financial derivative instruments at fair value on the Consolidated Balance Sheets. Changes in the fair value of these contracts are included in earnings as a component of operating revenue or gas purchases, as appropriate, on the Consolidated Statements of Operations.Volatility in reported net income at NJRES can occur over periods of time due to changes in the fair value of derivatives, as well as timing differences related to certain transactions. Unrealized gains and losses can fluctuate as a result of changes in the price of natural gas from the original hedge price compared with the market price of natural gas at each reporting date. Volatility in earnings also occurs as a result of timing differences between the settlement of financial derivatives and the sale of the corresponding physical natural gas that was economically hedged. When a financial instrument settles and the natural gas is placed in inventory, the realized gains and losses associated with the financial instrument are recognized in earnings. However, the gains and losses associated with the economically hedged natural gas are not recognized in earnings until the natural gas inventory is sold, at which time NJRES realizes the entire margin on the transaction.

Operating Results

NJRES' financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2014	2013	2012
Operating revenues	$2,930,817	$2,356,578	$1,580,611
Gas purchases (including demand charges (1))	2,814,300	2,307,072	1,574,246
Gross margin	116,517	49,506	6,365
Operation and maintenance expenses	42,607	14,390	17,759
Depreciation and amortization	59	44	59
Other taxes	1,496	1,298	1,043
Operating income (loss)	72,355	33,774	(12,496)
Other income	222	1	37
Interest expense, net	1,725	2,534	1,096
Income tax provision (benefit)	26,458	10,516	(4,950)
Net income (loss)	$44,394	$20,725	$(8,605)
(1) Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which vary from less than one year to 10 years.

As of September 30, 2014, NJRES' portfolio of financial derivative instruments was composed of:

•	62.1 Bcf of net short futures contracts, and

•	1.2 Bcf of net long options.

As of September 30, 2013, NJRES' portfolio of financial derivative instruments was composed of:

•	64.2 Bcf of net short futures contracts, and

•	1.5 Bcf of net long options.

As of September 30, 2012, NJRES' portfolio of financial derivative instruments was composed of:

•	42.5 Bcf of net short futures contracts and fixed swap positions, and

•	27.1 Bcf of net long basis swap positions.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Revenues and Gas Purchases

During fiscal 2014, operating revenues increased $574.2 million and gas purchases increased $507.2 million, due primarily to the sustained extreme cold weather across the U.S., especially in the Midwest, which contributed to an increase in natural gas demand and market volatility resulting in opportunities for NJRES to capture increased sales volume and higher pricing through optimization of NJRES' transportation and storage assets across North America. During fiscal 2013, operating revenues and gas purchases increased $776 million and $732.8 million, respectively, compared with fiscal 2012, due primarily to higher average prices as well as increases in volumes.

Gross Margin

Gross margin during fiscal 2014 was higher by approximately $67 million, compared with fiscal 2013, due primarily to the increased prices and volumes as described above, partially offset by a decrease of $58.1 million related to changes in the value of financial hedges during fiscal 2014, compared with fiscal 2013. Gross margin during fiscal 2013 was higher by approximately $43.1 million, compared with fiscal 2012, due primarily to an increase of $32.9 million related to changes in the value of financial hedges during fiscal 2013, compared with fiscal 2012. Changes in the value of financial hedges impact gross margin and are related to changes in prices of natural gas at various market locations.

Operation and Maintenance Expense

O&M increased $28.2 million, or 196 percent, during fiscal 2014, compared with fiscal 2013, due primarily to increases in incentive compensation costs and shared services costs. O&M decreased $3.4 million, or 19 percent, during fiscal 2013, compared with fiscal 2012, due primarily to the $1.4 million bad debt reserve that was made in fiscal 2012 relating to the bankruptcy of NJRES' clearing broker and a $1 million decrease in charitable contributions, as well as decreases in shared corporate service costs and legal fees.

Non-GAAP financial measures

Management uses non-GAAP financial measures, noted as “financial margin” and “NFE,” when evaluating the operating results of NJRES. Financial margin and NFE are measures of margin and earnings based on eliminating timing differences associated with certain derivative instruments, as discussed above. Management views these measures as more representative of the overall expected economic result and uses these measures to compare NJRES' results against established benchmarks and earnings targets as these measures eliminate the impact of volatility on GAAP earnings as a result of timing differences associated with these derivative instruments. To the extent that there are unanticipated changes in the markets or to the effectiveness of the economic hedges, NJRES' non-GAAP results can differ from what was originally planned at the beginning of the transaction. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

When NJRES reconciles the most directly comparable GAAP measure to both financial margin and NFE, the current period unrealized gains and losses on the derivatives are excluded as a reconciling item. Financial margin and NFE also exclude the effects of economic hedging of the value of our natural gas in storage and, therefore, only include realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on the related physical gas flows.

Financial Margin

The following table is a computation of NJRES' financial margin for the fiscal years ended September 30:

(Thousands)	2014	2013	2012
Operating revenues	$2,930,817	$2,356,578	$1,580,611
Less: Gas purchases	2,814,300	2,307,072	1,574,246
Add:
Unrealized loss (gain) on derivative instruments and related transactions	29,251	(9,872)	35,566
Effects of economic hedging related to natural gas inventory	26,639	7,635	(4,891)
Financial margin	$172,407	$47,269	$37,040

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of operating income, the most directly comparable GAAP financial measurement to NJRES' financial margin, is as follows for the fiscal years ended September 30:

(Thousands)	2014	2013	2012
Operating income (loss)	$72,355	$33,774	$(12,496)
Add:
Operation and maintenance expense	42,607	14,390	17,759
Depreciation and amortization	59	44	59
Other taxes	1,496	1,298	1,043
Subtotal - Gross margin	116,517	49,506	6,365
Add:
Unrealized loss (gain) on derivative instruments and related transactions	29,251	(9,872)	35,566
Effects of economic hedging related to natural gas inventory	26,639	7,635	(4,891)
Financial margin	$172,407	$47,269	$37,040

Financial margin increased $125.1 million during fiscal 2014, compared with fiscal 2013, due primarily to the sustained extreme cold weather across the U.S., especially in the Midwest that contributed to an increase in natural gas demand and market volatility resulting in higher prices and opportunities for NJRES to effectively utilize its strategically located assets across North America to generate additional financial margin during the second fiscal quarter, as well as the increases in gross margin discussed above.

Financial margin increased $10.2 million during fiscal 2013, compared with fiscal 2012, due primarily to higher financial margin from storage assets, offset by the timing of certain transactions related to storage and narrower price spreads resulting in lower financial margin from transportation assets.

Net Financial Earnings

A reconciliation of NJRES' net income (loss), the most directly comparable GAAP financial measurement to NFE, is as follows for the fiscal years ended September 30:

(Thousands)	2014	2013	2012
Net income (loss)	$44,394	$20,725	$(8,605)
Add:
Unrealized loss (gain) from derivative instruments and related transactions (1)	29,251	(9,872)	35,566
Effects of economic hedging related to natural gas inventory	26,639	7,635	(4,891)
Tax adjustments	(20,549)	823	(11,279)
Net financial earnings	$79,735	$19,311	$10,791

(1)
Includes unrealized losses related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $(454,000), $286,000 and $142,000 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

NFE increased $60.4 million during fiscal 2014, compared with fiscal 2013, due primarily to an increase in financial margin of $125.1 million as discussed above, offset by higher O&M, as previously discussed and higher taxes related to the increase in operating income.

NFE increased $8.5 million during fiscal 2013, compared with fiscal 2012, due primarily to an increase in financial margin of $10.2 million, and lower O&M, as previously discussed, along with a refund of $1.1 million related to the completion of tax audits conducted by the State of New Jersey for fiscal 2008 through fiscal 2010.

Future results are subject to NJRES' ability to expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate and credit qualified counterparties, volatility in the natural gas market, availability of transportation and storage arbitrage opportunities, sufficient liquidity in the overall energy trading market, supply and demand for natural gas and continued access to liquidity in the capital markets.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Clean Energy Ventures Segment

Overview

Our Clean Energy Ventures segment actively pursues opportunities in the clean energy markets, including solar, wind and combined heat and power. Clean Energy Ventures has entered into various agreements to install solar equipment involving net-metered residential and commercial projects, as well as grid-connected projects. In addition, Clean Energy Ventures has entered various PPAs to supply energy from wind projects.

Solar

Solar projects placed in service and related ITC eligible expenditures for the fiscal years ended September 30, are as follows:

($ in Thousands)	2014			2013			2012
Placed in service	Projects	MW	Costs(1)	Projects	MW	Costs(1)	Projects	MW	Costs(1)
Net-metered:
Commercial	1	0.3	$995	3	4.8	$13,693	2	1.3	$6,780
Residential	1,049	10.4	32,002	959	8.6	28,693	778	5.9	20,506
Grid-connected	3	16.7	42,459	1	6.7	19,407	2	18.9	86,512
Total placed in service	1,053	27.4	$75,456	963	20.1	$61,793	782	26.1	$113,798

(1)	Represents the portion of capital expenditures eligible for ITCs.

Since its inception, Clean Energy Ventures has placed a total of 83.4 MW of solar capacity into service and as of September 30, 2014, has 16.7 commercial and .6 residential MW under construction. The Company estimates solar-related capital expenditures for projects placed in service during fiscal 2015 to be between $100 million and $110 million. As part of its solar investment program, NJRCEV operates a residential solar program, The Sunlight Advantage®, that provides qualifying homeowners the opportunity to have a solar system installed at their home with no installation or maintenance expenses. NJRCEV owns, operates and maintains the system over the life of the contract in exchange for monthly payments.

Once a solar installation commences operations and is properly registered, each MWh of electricity produced creates an SREC that represents the renewable attribute of the solar-electricity generated and is sold to counterparties, including certain electric utilities that are required to comply with New Jersey's renewable portfolio standards. In addition, under current federal tax guidelines, projects that are placed in service up through December 31, 2016, qualify for a 30 percent federal ITC.

SREC activity for the fiscal years ended September 30, is as follows:

	2014	2013	2012
Beginning balance as of October 1,	11,351	28,358	595
SRECs generated	81,668	57,231	35,126
SRECs sold	63,049	74,238	7,363
Ending balance as of September 30,	29,970	11,351	28,358

NJRCEV economically hedges a portion of its expected SREC production through forward sale contracts. As of September 30, 2014, NJRCEV has hedged approximately 64 percent and 21 percent of its SREC inventory and projected SREC production related to its existing commercial assets for fiscal years 2015 and 2016, respectively.

Wind

Clean Energy Ventures has also invested in small to mid-size wind projects that fit its investment profile, including the following as of September 30, 2014:

•	a $21.2 million, 9.7 MW project in Two Dot, Montana that was completed in June 2014; and

•	a $42 million, 20 MW project in Carroll County, Iowa that is currently under construction and that NJRCEV expects to be operational in the second quarter of fiscal 2015.

On October 9, 2014, NJRCEV also acquired the development rights to a $85 million, 48 MW wind project in Rush County, Kansas that is currently under construction and expected to commence commercial operation in the first quarter of fiscal 2016.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

All of the wind projects are eligible for a per-kilowatt-hour PTC for a 10-year period following commencement of operation and have power purchase agreements of various terms in place, through which all energy and renewable attributes will be sold to the customer.

During the fourth quarter of fiscal 2014, due to its concerns surrounding the ability of OwnEnergy to fulfill its future obligation to present qualified projects to NJRCEV for investment, the Company reassessed the value of its investment and determined that it was unlikely that it would be able to recover the carrying value. As a result, NJRCEV recognized an impairment loss of $6.4 million, which is included in other income, net on the Consolidated Statements of Operations.

Clean Energy Ventures' investments are subject to a variety of factors, such as timing of construction schedules, the permitting and regulatory process, delays related to electric grid interconnection, which can affect our ability to commence operations on a timely basis or, at all, economic trends, the ability to access capital or allocation of capital to other investments or business opportunities and other unforeseen events. Solar projects not placed in service, as originally planned prior to the end of a reporting period, would result in a failure to qualify for ITCs and changes in SREC values and could have a significant adverse impact on that period's annual earnings. Wind projects for which physical work of a significant nature has not begun, or have not qualified for the “safe harbor”, would result in a failure to qualify for PTCs, and could have a significant adverse impact on ten years of annual earnings. In addition, since the primary contributors toward the value of qualifying distributed power projects are tax incentives and SRECs, changes in the federal statutes related to the ITC or PTC or in the markets surrounding clean energy credits, which can be traded or sold to load serving entities that need to comply with state clean energy standards, could also significantly affect earnings.

Operating Results

NJRCEV's financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2014	2013	2012
Operating revenues	$14,575	$11,988	$2,257
Operation and maintenance expenses	10,668	8,831	8,505
Depreciation and amortization	11,295	8,477	5,680
Other taxes	285	153	273
Operating (loss)	(7,673)	(5,473)	(12,201)
Other income, net	3,690	1,209	—
Interest expense, net	5,300	3,387	854
Income tax (benefit)	(21,937)	(17,711)	(32,507)
Net income	$12,654	$10,060	$19,452

Operating revenues for the fiscal years ended September 30, consisted of the following:

(Thousands)	2014	2013	2012
SREC sales	$9,608	$9,506	$1,137
Electricity sales and other	2,479	1,388	728
Sunlight Advantage	2,488	1,094	392
Total operating revenues	$14,575	$11,988	$2,257

The average SREC sales price was $152 in fiscal 2014, $128 in fiscal 2013 and $154 in fiscal 2012.

There are no production costs associated with the revenue generation by our solar assets. All related costs are included as a component of operation and maintenance expenses in the Consolidated Statements of Operations, including such expenses as solar panel maintenance and various fees.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operation and Maintenance Expense

O&M increased during fiscal 2014, compared with fiscal 2013, due primarily to increases in compensation and incentives, as well as increased software maintenance and administrative costs relating to solar project support for projects placed in service, and additional lease, insurance and support costs for wind projects placed in service and under construction. O&M increased during fiscal 2013, as compared with fiscal 2012, due primarily to increases in compensation, shared corporate services costs and other administrative expenses.

Depreciation Expense

Depreciation expense increased $2.8 million for both fiscal 2014 and 2013, as a result of additional solar projects being placed into service.

Income Tax Provision (Benefit)

Income tax benefit during fiscal 2014, 2013 and 2012 includes $22.6 million, $18.5 million and $34.1 million, respectively, of ITCs associated with solar projects that were completed and placed into service during the corresponding fiscal year. NJRCEV recognized $18 million related to tax credits, net of deferred taxes related to the 15 percent basis adjustments taken on the ITC eligible projects, during fiscal 2014, compared with $14.7 million, net of deferred taxes, recognized during fiscal 2013.

Net Income

Net income in fiscal 2014 increased $2.6 million, compared with fiscal 2013, due primarily to an increase in ITCs and an increase in other income, net. The increase in ITCs was due primarily to an increase in capital expenditures placed into service and the increase in other income, net, was due primarily to the receipt of a credit support payment related to a change in ownership at the site of one of NJRCEV's commercial solar projects, partially offset by the write-off of its investment in OwnEnergy. The increases were partially offset by increased costs related to depreciation and O&M, as previously discussed, along with an increase in interest expense due to higher debt associated with its capital expenditures.

Net income during fiscal 2013 decreased $9.4 million, compared with fiscal 2012, due primarily to a decrease in ITCs during fiscal 2013. A delay in the regulatory approval process for grid-connected projects slowed construction on two of NJRCEV's planned solar projects with a total capacity of 15.3 MW and ITC-eligible expenditures of approximately $37.7 million. As a result, these grid-connected projects were not completed until fiscal 2014.

Higher interest and depreciation expenses, partially offset by an increase in revenue from SREC sales and other income also contributed to the decrease in net income during fiscal 2013. The increase in interest expense was due primarily to the issuance of additional fixed-rate long-term debt during the fourth quarter of fiscal 2012, in addition to a higher overall weighted average interest rate during fiscal 2013 compared with fiscal 2012. Other income during fiscal 2013 includes $1 million related to the settlement of a legal claim, as well as an insurance recovery of $997,000, which represents the replacement value of solar assets that were damaged by Superstorm Sandy, offset by the loss of $766,000 NJRCEV recognized upon disposal of the damaged equipment.

Midstream Segment

Overview

Our Midstream segment invests in natural gas assets, such as natural gas transportation and storage facilities. NJR believes that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide a growth opportunity for the Company. To that end, NJR has a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates, a 5.53 percent ownership interest in Iroquois, a natural gas pipeline operating with regulated rates and a 20 percent ownership interest in PennEast, a natural gas pipeline, which the Company estimates will be completed and operational by November 2017. NJR is pursuing other potential opportunities that meet its investment and development criteria.

As of September 30, 2014, NJR's net investments in Steckman Ridge and Iroquois were $128.4 million and $24 million, respectively.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

The financial results of Midstream for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2014	2013	2012
Equity in earnings of affiliates	$14,078	$13,868	$14,308
Operation and maintenance expenses	$860	$547	$1,008
Interest expense, net	$446	$897	$1,567
Income tax provision	$5,227	$4,993	$4,978
Net income	$7,498	$7,199	$6,749

Equity in earnings of affiliates, which is driven primarily by storage revenues generated by Steckman Ridge and transportation revenues generated by Iroquois, is as follows for the fiscal years ended September 30:

(Thousands)	2014	2013	2012
Steckman Ridge	$9,250	$8,671	$9,294
Iroquois	4,828	5,197	5,014
Total equity in earnings of affiliates	$14,078	$13,868	$14,308

Equity in earnings of affiliates increased $210,000 during fiscal 2014, compared with 2013 due primarily to increases in storage service revenue and demand for hub services at Steckman Ridge during fiscal 2014. Equity in earnings of affiliates decreased $440,000 during fiscal 2013, compared with 2012, due to lower earnings at Steckman Ridge due primarily to lower demand for storage services and competing market dynamics in the geographic locations of the facility.

O&M increased $313,000 during fiscal 2014, compared with fiscal 2013, due primarily to increased shared services costs. O&M decreased $461,000 during fiscal 2013, compared with fiscal 2012, due primarily to decreased shared services costs as well as decreased charitable contributions.

Interest expense, net decreased $451,000 and $670,000 during fiscal 2014 and 2013, respectively, compared with the prior fiscal years due primarily to cash flow generated by the investments being used for reducing debt.

Net income in fiscal 2014 increased $299,000, compared with fiscal 2013, due to the increase in equity in earnings of affiliates and the decrease in interest expense, offset by the increase in O&M. Net income in fiscal 2013 increased $450,000 compared with fiscal 2012 due to the decreases in O&M and interest expense, offset by the decrease in equity in earnings of affiliates.

Home Services and Other Operations (formerly Retail and Other Operations)

Overview

The financial results of Home Services and Other consist primarily of NJRHS, CR&R and NJR Energy operating results. NJRHS provides service, sales and installation of appliances to approximately 118,000 service contract customers and has been focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its building and undeveloped land. NJR Energy invests in other energy-related ventures. Home Services and Other also includes organizational expenses incurred at NJR.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

The consolidated financial results of Home Services and Other for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2014	2013	2012
Operating revenues	$46,687	$47,954	$42,195
Operation and maintenance expense	$37,522	$37,443	$32,655
Energy and other taxes	$3,508	$3,508	$3,331
Income tax provision	$2,460	$2,550	$2,178
Net income	$2,798	$3,292	$2,366

Operating revenue decreased $1.3 million during fiscal 2014, compared with fiscal 2013, due primarily to the increase in the demand for equipment installations following Superstorm Sandy, which generated higher revenue in fiscal 2013.

Operating revenue increased $5.8 million during fiscal 2013, compared with fiscal 2012, due primarily to increased NJRHS installations primarily as a result of an increase in demand for generators and other equipment following Superstorm Sandy.

Taxes remained relatively flat during fiscal 2014, compared with fiscal 2013 and fiscal 2012.

O&M remained relatively flat during fiscal 2014, compared with fiscal 2013. O&M increased by $4.8 million during fiscal 2013, compared with fiscal 2012, due primarily to higher equipment and labor costs corresponding to the increase in installations following Superstorm Sandy, as discussed above.

Net income during fiscal 2014, decreased $494,000, compared with fiscal 2013, due primarily to decreased revenues, as discussed above, partially offset by a gain after taxes of $186,000 during fiscal 2014 associated with the sale of 25.4 acres of undeveloped land at CR&R. Net income during fiscal 2013 increased $926,000, compared with fiscal 2012, due primarily to the factors noted above.

Liquidity and Capital Resources

NJR's objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

NJR's consolidated capital structure at September 30, was as follows:

	2014	2013
Common stock equity	51%	48%
Long-term debt	31	28
Short-term debt	18	24
Total	100%	100%

Common stock equity

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP and proceeds from the exercise of options issued under the Company's long-term incentive program. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. NJR raised $14.1 million and $13.7 million of equity through the DRP by issuing 292,000 and 319,000 shares of treasury stock during fiscal 2014 and 2013, respectively. During fiscal 2013, NJR also raised approximately $23.8 million of equity through the DRP by issuing 571,000 new shares. NJR issued no new shares during fiscal 2014.

In 1996, the Board of Directors authorized the Company to implement a share repurchase program, which was expanded seven times since the inception of the program. In July 2013, the Board of Directors approved an increase in the number of shares of NJR common stock authorized for repurchase under NJR's Share Repurchase Plan by one million shares to a total of 9.75 million shares. As of September 30, 2014, the Company repurchased a total of 8.2 million of those shares and may repurchase an additional 1.51 million shares under the approved program. There were 144,300 shares repurchased during fiscal 2014.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Debt

NJR and its unregulated subsidiaries generally rely on cash flows generated from operating activities and the utilization of committed credit facilities to provide liquidity to meet working capital and short-term debt financing requirements. NJNG also relies on the issuance of commercial paper for short-term funding. NJR and NJNG periodically access the capital markets to fund long-life assets through the issuance of long-term debt securities.

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

NJR believes that as of September 30, 2014, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

Short-Term Debt

NJR uses its short-term borrowings primarily to finance its share repurchases, NJRES' short-term liquidity needs and, on an initial basis, NJRCEV's investments. NJRES' use of high volume storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

NJNG satisfies its debt needs by issuing short- and long-term debt based upon its financial profile. The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance natural gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, and for the temporary financing of construction and MGP remediation expenditures and energy tax payments, based on its financial profile, through the issuance of commercial paper supported by the NJNG Credit Facility or through short-term bank loans under the NJNG Credit Facility.

As of September 30, 2014, NJR and NJNG had revolving credit facilities totaling $425 million and $250 million, respectively, as described below, with $256.5 million and $96.3 million, respectively, available under the facilities. Due to the seasonal nature of natural gas prices and demand, NJR and NJNG's short-term borrowings tend to peak in the winter months.

Short-term borrowings were as follows:

	Three Months Ended	Twelve Months Ended
($ in thousands)	September 30, 2014
NJR
Notes Payable to banks:
Balance at end of period	$148,000	$148,000
Weighted average interest rate at end of period	1.08%	1.08%
Average balance for the period	$97,412	$161,092
Weighted average interest rate for average balance	1.08%	1.04%
Month end maximum for the period	$148,000	$324,900
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$153,000	$153,000
Weighted average interest rate at end of period	0.12%	0.12%
Average balance for the period	$116,903	$118,227
Weighted average interest rate for average balance	0.12%	0.13%
Month end maximum for the period	$153,000	$204,500

NJR

In August 2012, NJR, entered into a $325 million Amended and Restated Credit Agreement, that terminates on August 22, 2017. Effective January 31, 2014, NJR utilized the accordion option available under the NJR Credit Facility to increase the amount of credit available from $325 million to $425 million, primarily to provide additional working capital to NJRES to meet any

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

potential margin calls that may arise in NJRES' normal course of business. Borrowings under the NJR Credit Facility bear interest, at NJR's option at (i) a rate per annum equal to the greatest of (A) PNC Bank N.A.'s prime rate, (B) the Federal Funds Open Rate, plus .5 percent, or (C) the Daily LIBOR Rate (as defined in the agreement) plus 1 percent, plus in the case of (A), (B) and (C), an applicable margin between 0 percent and .625 percent, depending upon the credit rating of NJNG, or (ii) a rate per annum equal to the Daily LIBOR Rate plus an applicable margin of .875 percent to 1.625 percent, depending on NJNG's credit rating. As of September 30, 2014, the Commitment Fee Rate was .1 percent, the applicable margin for loans described in (i) above was 0 percent and the applicable margin for loans described in (ii) above was .875 percent. Certain of NJR's unregulated subsidiaries have guaranteed to the lenders all of NJR's obligations under the credit facility.

The NJR Credit Facility permits the borrowing of revolving loans and swingline loans, as well as the issuance of letters of credit. As of September 30, 2014, the consolidated total indebtedness to total capitalization ratio, as defined in the NJR Credit Facility, was 50 percent after adjustments for the fair value of derivative assets and liabilities and standby letters of credit.

As of September 30, 2014, NJR had $148 million outstanding under the NJR Credit Facility. Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

During fiscal 2014, NJR's average interest rate under the NJR Credit Facility was 1.04 percent, resulting in interest expense of $1.6 million. Based on average borrowings under the facilities of $161.1 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $1.6 million during fiscal 2014.

As of September 30, 2014, NJR has six letters of credit outstanding totaling $20.5 million. One letter of credit for $15 million is on behalf of NJRES and five letters of credit are on behalf of NJRCEV totaling $5.5 million. These letters of credit reduce the amount available under NJR's committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

NJRES' letter of credit is used for margin requirements for natural gas transactions and expires on December 31, 2014. NJRCEV's letters of credit are used to secure construction of ground-mounted solar projects and to secure obligations pursuant to an Interconnection Services Agreement; they expire on dates ranging from November 27, 2014 to August 21, 2015.

On September 13, 2013, NJR entered into a $100 million Term Loan Credit Agreement, with JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent, which expired on September 15, 2014, and was not renewed.

On June 5, 2013, NJR entered into an agreement with Santander Bank, N.A. permitting the issuance of stand-alone letters of credit for up to $10 million, which expired on June 5, 2014.

On October 24, 2014, NJR entered into a $100 million uncommitted Line of Credit Agreement, with Santander Bank, N.A., expiring on October 23, 2015. Loans under the Line of Credit Agreement are made at the discretion of the Lender and, when made, will bear interest at the Eurodollar Rate (as defined in the Agreement) plus an applicable margin to be determined at the time a borrowing is requested.

NJNG

NJNG's commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the NJNG Credit Facility. On May 15, 2014, NJNG entered into a $250 million, five-year, revolving, unsecured credit facility expiring in May 2019, which replaced an existing $250 million credit facility that was scheduled to expire in August 2014. The new NJNG Credit Facility permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $15 million increments up to a maximum of $50 million at the lending banks' discretion. The commitment fee for the NJNG Credit Facility may range from .075 percent to .20 percent, depending upon NJNG's credit rating. As of September 30, 2014, the commitment fee was .075 percent. Depending on borrowing levels and credit ratings, NJNG's interest rate can either be, at its discretion, based upon Prime Rate, the Federal Funds Open Rate or the Daily LIBOR Rate, in each case, plus an applicable spread and facility fee. In addition, borrowings under NJNG's credit facility are conditioned upon compliance with a maximum leverage ratio (consolidated total indebtedness to consolidated total capitalization as defined in the NJNG Credit Facility) of not more than .65 to 1.00 at any time. As of September 30, 2014, the consolidated total indebtedness to total capitalization ratio was 47 percent and the applicable margin for loans described above was zero. As of September 30, 2014, the unused amount available

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $96.3 million. During fiscal 2014, NJNG's weighted average interest rate on outstanding commercial paper was .13 percent, resulting in interest expense of $162,000. Based on average borrowings under the facility of $118.2 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $1.2 million during fiscal 2014.

As of September 30, 2014, NJNG has two letters of credit outstanding for $731,000. These letters of credit reduce the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties. These letters of credit are used as collateral for soil remediation systems and expire on August 11, 2015.

NJNG entered into a $100 million, four-year credit facility with JPMorgan Chase Bank, N.A., in August 2011. The JPMC Facility was available to the Company to provide liquidity support in the event of a failed remarketing of the EDA Bonds and to ensure payment of principal and interest. This credit facility was no longer needed due to the recent change in interest rate mode of the EDA Bonds and was terminated on September 26, 2014.

Short-Term Debt Covenants

Borrowings under the NJR Credit Facility and NJNG Credit Facility are conditioned upon compliance with a maximum leverage ratio (consolidated total indebtedness to consolidated total capitalization as defined in the applicable agreements), of not more than .65 to 1.00 at any time. These revolving credit facilities contain customary representations and warranties for transactions of this type. They also contain customary events of default and certain covenants that will limit NJR or NJNG's ability beyond agreed upon thresholds, to, among other things:

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

•cross-defaults to other debt obligations of the borrower; and

•guarantor defaults.

The occurrence of an event of default under these agreements could result in all loans and other obligations of the borrower becoming immediately due and payable and the termination of the credit facilities or term loan.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Long-Term Debt

NJR

NJR has $50 million of 6.05 percent senior unsecured notes, issued through the private placement market, maturing in September 2017.

On September 26, 2013, NJR entered into an unsecured, uncommitted $100 million private placement shelf note agreement with MetLife. The MetLife Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to MetLife or certain of MetLife's affiliates from time to time during a three-year issuance period ending September 26, 2016, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. Any notes issued under the MetLife Facility will be guaranteed by certain unregulated subsidiaries of NJR. As of September 30, 2014, $100 million remains available for borrowing under the MetLife Facility.

NJR has outstanding $25 million of 1.94 percent senior notes due September 15, 2015, and $25 million of 2.51 percent senior notes due September 15, 2018, which were issued under a now-expired facility with MetLife.

In June 2011, NJR entered into an unsecured, uncommitted $75 million private placement shelf note agreement with Prudential, which was amended effective July 25, 2014, by the First Amendment to the Prudential Facility, as discussed below. The Prudential Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to Prudential or certain of Prudential's affiliates from time to time during a three-year issuance period that ended on June 30, 2014, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. In September 2012, NJR issued $50 million of 3.25 percent senior notes due September 17, 2022. The notes issued under the Prudential Facility are guaranteed by certain unregulated subsidiaries of NJR.

Effective July 25, 2014, NJR entered into a First Amendment to the Prudential Facility allowing the issuance of up to an additional $100 million in notes. On November 7, 2014, NJR issued $100 million in 3.48 percent senior notes due November 7, 2024

NJNG

NJNG and Trustee, entered into the New Mortgage Indenture, dated September 1, 2014, which amends and restates the Old Mortgage Indenture in its entirety and names the Trustee, by virtue of an Omnibus Agreement dated as of September 24, 2014, by and among the Former Trustee, U.S. Bank National Association, the holders of more than 66-2/3 percent in aggregate principal amount of the outstanding bonds under the Old Mortgage Indenture, the collateral agents for the holders of certain of NJNG's senior notes, the owner of the EDA Bonds and the EDA Bond Trustee.

The New Mortgage Indenture secures all of the outstanding FMBs issued under the Old Mortgage Indenture. The New Mortgage Indenture provides a direct first mortgage lien upon substantially all of the operating properties and franchises of NJNG (other than excepted property, such as cash on hand, choses-in-action, securities, rent, natural gas meters and certain materials, supplies, appliances and vehicles), subject only to certain permitted encumbrances. The New Mortgage Indenture contains provisions subjecting after-acquired property (other than excepted property and subject to pre-existing liens, if any, at the time of acquisition) to the lien thereof.

The New Mortgage Indenture provides that additional FMBs may be issued, subject to the provisions of the New Mortgage Indenture, in principal amounts equal to (1) 70 percent of the Net Amount of Property Additions (as defined in the New Mortgage Indenture and described below); (2) the amount of cash deposited with the Trustee for the purpose of obtaining the authentication of such additional FMBs; or (3) the aggregate principal amount of FMBs delivered to the Trustee by NJNG or otherwise to be retired, and which have not previously been used by NJNG for any purpose under the New Mortgage Indenture.

The New Mortgage Indenture permits the release of mortgaged property upon compliance with certain conditions. One alternative basis for the release of mortgaged property is if the value of the Trust Estate (as defined in the New Mortgage Indenture) exceeds ten-sevenths (10/7) of the outstanding principal amount of the FMBs. This ability to release mortgaged property is subject to the release not materially adversely affecting NJNG's business nor impairing the security of the FMBs.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of September 30, 2014, NJNG's long-term debt consisted of $335.8 million in fixed-rate debt issuances secured by the New Mortgage Indenture, with maturities ranging from 2018 to 2044, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $40.4 million in capital leases with various maturities ranging from 2015 to 2021.

On May 27, 2014, NJNG redeemed the $12 million, 5 percent Series HH bonds, which were callable as of December 1, 2013.

On April 23, 2014, the BPU approved a petition filed by NJNG requesting authorization over a three-year period to issue up to $300 million of medium-term notes with a maturity of not more than 30 years, renew its revolving credit facility expiring August 2014 for up to five years, enter into interest rate risk management transactions related to debt securities and redeem, refinance or defease any of NJNG's outstanding long-term debt securities.

On March 13, 2014, NJNG issued $70 million of 3.58 percent senior secured notes due March 13, 2024, and $55 million of 4.61 percent senior secured notes due March 13, 2044, in the private placement market pursuant to a note purchase agreement entered into on February 7, 2014. The notes are secured by an equal principal amount of NJNG's FMBs (Series QQ and RR, respectively) issued under NJNG's Mortgage Indenture. The proceeds from the notes were used to pay down short-term debt and redeem its $60 million, 4.77 percent private placement bonds. The notes are subject to required prepayments upon the occurrence of certain events and NJNG may at any time prepay all or a portion of the notes at a make-whole prepayment price.

On April 15, 2013, NJNG issued $50 million of 3.15 percent senior secured notes (3.15 percent notes) due April 15, 2028, in the private placement market pursuant to a note purchase agreement entered into on February 8, 2013. The 3.15 percent notes are secured by an equal principal amount of NJNG's FMBs (Series PP) issued under NJNG's Mortgage Indenture. The proceeds from the 3.15 percent notes were used to refinance short-term debt and to fund capital expenditure requirements. The 3.15 percent notes are subject to required prepayments upon the occurrence of certain events. NJNG may at any time prepay all or a portion of the 3.15 percent notes at a make-whole prepayment price.

NJR is not obligated directly or contingently with respect to the notes or the FMBs.

Long-Term Debt Covenants and Default Provisions

The NJR and NJNG long-term debt instruments contain customary representations and warranties for transaction of their type. They also contain customary events of default and certain covenants that will limit NJR or NJNG's ability beyond agreed upon thresholds to, among other things:

•Incur additional debt (including a covenant that limits the amount of consolidated total debt of the borrower at the end of a fiscal quarter to 65 percent of the consolidated total capitalization of the borrower, as those terms are defined in the applicable agreements, and a covenant limiting priority debt to 20 percent of the borrower's consolidated total capitalization, as those terms are defined in the applicable agreements);

•Incur liens and encumbrances;

•Make loans and investments;

•Make dispositions of assets;

•Make dividends or restricted payments;

•Enter into transactions with affiliates; and

•Merge, consolidate, transfer, sell or lease substantially all of the borrower's assets.

The aforementioned covenants are subject to a number of important exceptions and qualifications set forth in the applicable note purchase agreements.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In addition, the FMBs issued by NJNG under the New Mortgage Indenture are subject to certain default provisions. Events of Default, as defined in the New Mortgage Indenture, consist mainly of (1) failure for 30 days to pay interest when due; (2) failure to pay principal or premium when due and payable; (3) failure to make sinking fund payments when due; (4) failure to comply with any other covenants of the New Mortgage Indenture after 30 days' written notice from the Trustee; (5) failure to pay or provide for judgments in excess of $30,000,000 in aggregate amount within 60 days of the entry thereof; or (6) certain events that are or could be the basis of a bankruptcy, reorganization, insolvency or receivership proceeding. Upon the occurrence and continuance of such an Event of Default, the New Mortgage Indenture, subject to any provisions of law applicable thereto, provides that the Trustee may take possession and conduct the business of the NJNG, may sell the trust estate, or proceed to foreclose the lien of the New Mortgage Indenture. The interest rate on defaulted principal and interest, to the extent permitted by law, on the FMBs issued under the New Mortgage Indenture is the rate stated in the applicable supplement or, if no such rate is stated, six percent per annum.

NJNG Variable-Rate Long-Term Debt

In August 2011, NJNG completed a refunding of its outstanding Auction-Rate Securities whereby the EDA issued a total of $97 million of Natural Gas Facilities Refunding Revenue Bonds (New Jersey Natural Gas Company Project) composed of three series of bonds: the $9.5 million principal amount Series 2011A Bonds (Non-AMT) due September 1, 2027, the $41 million principal amount Series 2011B Bonds (AMT) due August 1, 2035 and the $46.5 million principal amount Series 2011C Bonds (AMT) due August 1, 2041. EDA Bonds are special, limited obligations of the EDA payable solely from payments made by NJNG pursuant to a Loan Agreement between the EDA and the Company, and are secured by the pledge of $97 million principal amount First Mortgage Bonds issued by the Company. Prior to September 24, 2014, each series of the EDA Bonds accrued interest at a daily interest rate.

On September 24, 2014, NJNG completed a change in interest rate mode for all of the EDA Bonds. In connection with the change in interest rate mode, NJNG entered into a CCA dated as of September 24, 2014 with Wells Fargo, pursuant to which Wells Fargo agreed to buy the EDA Bonds. Each series of EDA Bonds is expected to accrue interest for five years at a variable rate determined monthly, which rate is initially calculated as .55 percent plus 70 percent of one month LIBOR, subject to earlier redemption or conversion to another interest rate mode. The maximum interest rate on the EDA Bonds is 12 percent per annum. NJNG's obligations under the Loan Agreement (and its corresponding obligations under the FMBs) match the respective principal amounts, interest rates and maturity dates of the EDA Bonds. The EDA Bonds are not subject to optional tender while they bear interest at a LIBOR index rate. The weighted average interest rate as of September 30, 2014, on the EDA Bonds was .66 percent. The interest rate on the EDA Bonds may vary based upon market conditions. Sudden increases in the interest rate could cause a change in interest expense and cash flow for NJNG in the future.

The CCA also contains representations, warranties, covenants and defaults consistent with those contained in similar NJNG loan agreements, including but not limited to: (a) a maximum leverage ratio (consolidated total indebtedness to consolidated total capitalization as defined in the CCA) of not more than 0.65 to 1.00 at any time; (b) limitations on liens and incurrence of debt, investments, and mergers and asset dispositions, and the use of the proceeds of the CCA; (c) requirements to preserve corporate existence and comply with laws; and (d) default provisions, including defaults for non-payment, defaults for breach of representations and warranties, defaults for insolvency, defaults for non-performance of covenants, cross-defaults and guarantor defaults.

As a result of the change in the interest rate mode on the EDA Bonds from a daily rate, on September 26, 2014, NJNG terminated the $100 million four-year credit facility with JPMorgan Chase Bank, N.A., dated August 29, 2011, which had previously provided additional liquidity for its obligations under the Loan Agreement.

Sale-Leaseback

NJNG received $7.6 million, $7.1 million and $6.5 million in fiscal 2014, 2013 and 2012, respectively, in connection with the sale-leaseback of its natural gas meters. During fiscal 2014, 2013 and 2012, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $956,000, $752,000 and $1 million, respectively. NJNG expects to continue this sale-leaseback program on an annual basis, subject to market conditions.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of September 30, 2014:

		Up to	2-3	4-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$795,522	$46,683	$92,378	$176,105	$480,356
Capital lease obligations (1)	57,963	11,897	23,124	15,354	7,588
Operating leases (1)	32,351	2,616	4,073	2,877	22,785
Short-term debt	301,000	301,000	—	—	—
New Jersey Clean Energy Program (1)	14,285	14,285	—	—	—
Construction obligations	55,144	54,327	817	—	—
Remediation expenditures (2)	177,000	13,000	47,000	15,000	102,000
Natural gas supply purchase obligations-NJNG	105,580	100,218	5,362	—	—
Demand fee commitments-NJNG	1,248,842	78,337	114,122	191,523	864,860
Natural gas supply purchase obligations-NJRES	316,965	298,563	18,402	—	—
Demand fee commitments-NJRES	219,955	104,406	79,670	26,420	9,459
Total contractual cash obligations	$3,324,607	$1,025,332	$384,948	$427,279	$1,487,048

(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.

(2)	Expenditures are estimated.

NJR does not expect to be required to make additional contributions to fund its pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, NJR may elect to make contributions to the plans in excess of the minimum required amount. NJR made no discretionary contributions to the pension plans in fiscal 2014, and made a discretionary contribution of $20 million in fiscal 2013. This contribution brought the plan to the Transition Target Funding level under the Pension Protection Act. There are no Federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. NJR anticipates that the annual funding level to the OPEB plans will range from $4 million to $6 million annually over the next five years subject to review in NJNG's next base rate case to be filed no later than November 15, 2015. Additional contributions may vary based on market conditions and various assumptions.

As of September 30, 2014, there were NJR guarantees covering approximately $323.6 million of natural gas purchases and demand fee commitments of NJRES and NJNG included in natural gas supply purchase obligations above, not yet reflected in Accounts payable on the Consolidated Balance Sheets.

NJNG's incurs significant capital expenditures consisting primarily of its construction program to support customer growth, maintenance of its distribution and transmission system and replacement needed under pipeline safety regulations. During fiscal 2014, committed and spent capital expenditures totaled $156.9 million, of which $40.3 million was related to SAFE and approximately $9.8 million was related to restoration of storm damages.

In fiscal 2015 and 2016, NJNG's total capital expenditures are projected to be $182.3 million and $233.7 million, respectively, and include estimated SAFE costs of $41.2 million and $39 million, respectively. In November 2012, NJNG filed a petition with the BPU requesting deferral accounting for incurred uninsured incremental O&M costs associated with Superstorm Sandy. As of September 30, 2014, NJNG has deferred $15.2 million in regulatory assets for future recovery. On October 22, 2014, the BPU approved the deferred assets as prudent and reasonable for recovery with the appropriate amortization period for such deferred expenses to be addressed in the Company's next base rate case to be filed no later than November 15, 2015. However, there can be no assurances that such recovery mechanisms will be available or, if available, no assurances can be given relative to the timing or amount of such recovery.

NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility, the issuance of long-term debt and contributions from NJR.

As of September 30, 2014, NJNG's future MGP expenditures are estimated to total $177 million. For a more detailed description of MGP see Note 13. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events and the ability to access capital.

NJRCEV's expenditures include distributed power projects that support NJR's goal to promote clean energy. Accordingly, NJRCEV enters into agreements to install solar equipment involving both residential and commercial projects. During fiscal 2014, capital expenditures spent related to the purchase and installation of the solar equipment were $95.8 million and an additional $33.1 million has been committed or accrued for solar projects to be placed into service during fiscal 2015 and beyond. The Company estimates solar-related capital expenditures placed in service in fiscal 2015 to be between $100 million and $110 million.

On October 11, 2013, NJRCEV acquired the development rights of the Two Dot wind project in Montana, which was its first onshore wind project. NJRCEV invested approximately $21.2 million to construct the 9.7 MW wind project that was completed in June 2014. In the second fiscal quarter of 2014, NJRCEV acquired the development rights to its second wind project, a $42 million, 20 MW wind farm currently under construction in Carroll County, Iowa and on October 9, 2014, NJRCEV acquired the development rights to an $85 million, 48 MW wind project in Rush County, Kansas that is currently under construction. During fiscal 2014, $39.7 million has been spent and, as of September 30, 2014, an additional $19.3 million has been committed or accrued for these wind projects. In fiscal 2015, NJRCEV estimates that its wind-related capital expenditures will range between $90 million and $110 million.

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

NJRES does not currently anticipate any significant capital expenditures in fiscal 2015 and 2016.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet arrangements, with the exception of guarantees covering approximately $323.6 million of natural gas purchases and demand fee commitments, see Note 13. Commitments and Contingent Liabilities, and eight outstanding letters of credit totaling $21.2 million, that secures operational activities at certain unregulated subsidiaries, see Note 8. Debt.

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

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The increase of $242.8 million during fiscal 2014, compared with fiscal 2013, was due primarily to unusually cold weather during fiscal 2014, which resulted in a significant increase in sales of natural gas out of storage at NJRES, as well as an increase in volatility and natural gas prices that factored into the overall profitability and positive changes in working capital at NJRES. The increase in operating cash flows also consisted of lower contributions to the postemployment benefit plans, partially offset by a decrease of $34 million in broker margin balances due primarily to a decrease in the value of open positions and related increase in cash requirements.

The $62.9 million increase in cash generated from operations during fiscal 2013, compared with fiscal 2012, was impacted by:

•	credits of $85.9 million issued to NJNG's customers during the first quarter of fiscal 2012 for overrecovered gas costs that did not recur during fiscal 2013;

•	cash received totaling $17.9 million due to the sale of NJRES' MF Global bankruptcy claim and related distributions; partially offset by

•	additional expenditures of approximately $15.2 million related to Superstorm Sandy restoration efforts at NJNG that have been deferred as a regulatory asset.

Investing Activities

Cash flows used in investing activities totaled $282.6 million during fiscal 2014, compared with $193.6 million during fiscal 2013. The increase of $89 million was due primarily to an increase in capital expenditures of $39.7 million related to wind projects, $36.7 million related to solar projects at NJRCEV and $15.5 million related to utility plant, including cost of removal at NJNG, partially offset by proceeds of $6 million from the sale of land at CR&R.

Cash flow used in investing activities totaled $193.6 million during fiscal 2013, compared with $217.1 million during fiscal 2012. The decrease was due primarily to lower solar equipment expenditures at NJRCEV, partially offset by higher utility plant asset expenditures at NJNG. NJR also received a distribution, in excess of its equity in earnings, of $3.1 million from Steckman Ridge and received proceeds of $482,000 from the sale of available for sale shares during fiscal 2013.

NJNG's capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, mandated pipeline safety rulemaking, general system improvements and approved infrastructure programs. During fiscal 2014 and fiscal 2013, NJNG's capital expenditures, including cost of removal, totaled $152.6 million and $137.1 million, respectively, including $40.3 million and $33.4 million related to SAFE. Fiscal 2013 also included expenditures of $11.9 million related to AIP.

The Company entered into various agreements to install solar equipment involving both residential and commercial projects and to build , operate and maintain wind projects. During fiscal 2014 and fiscal 2013, capital expenditures spent on these projects, totaled $135.5 million and $59.1 million, respectively.

Home Services and Other capital expenditures in past years have been made primarily in connection with investments made to preserve the value of real estate holdings. As of September 30, 2014, CR&R owned 52 acres of undeveloped land and a 56,400 square-foot office building on five acres of land. On October 22, 2013, CR&R sold approximately 25.4 acres of its undeveloped land for $6 million, generating a pre-tax gain of $313,000, after closing costs.

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

Cash flows (used in) financing activities during fiscal 2014 totaled $(75) million, compared with $78.1 million generated during fiscal 2013. The decrease of $153.1 million was due primarily to a decrease in short-term borrowings at NJR and NJNG.

NJNG also issued $125 million in senior notes during fiscal 2014, which was used to reduce short-term borrowings and redeem $60 million, 4.77 percent private placement bonds that matured in March 2014 and $12 million Series HH bonds, which were callable as of December 1, 2013 and redeemed in May 2014.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Cash from financing activities decreased $85 million during fiscal 2013, from $163.1 million during fiscal 2012, due primarily to a combination of lower proceeds received from the issuance of long- and short-term debt, partially offset by an increase in proceeds from the issuance of common shares.

NJNG received $7.6 million, $7.1 million and $6.5 million for fiscal 2014, 2013 and 2012, respectively, in connection with the sale-leaseback of its natural gas meters. During fiscal 2014, 2013 and 2012, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $956,000, $752,000 and $1 million, respectively. This sale-leaseback program is expected to continue on an annual basis.

Credit Ratings

On January 30, 2014, Moody's upgraded NJNG's senior secured rating from Aa3 to Aa2, while maintaining a stable outlook. The rating upgrade was driven primarily by the overall credit supportiveness of the regulatory environment under which NJNG operates. In its review of NJNG's credit rating, Moody's considered the BPU's continued support of NJNG's rate mechanisms, which allows for timely recovery of costs, including those associated with NJNG's BGSS and CIP. In addition, the favorable recovery of investments related to NJNG's infrastructure and energy efficiency programs factored into the rating upgrade.

This table summarizes NJNG's credit ratings, issued by two rating entities, S&P and Moody's, as of September 30, 2014:

	S&P	Moody's
Corporate Rating	A	N/A
Commercial Paper	A-1	P-1
Senior Secured	A+	Aa2
Ratings Outlook	Stable	Stable

NJNG's S&P and Moody's ratings are investment-grade ratings. NJR is not a rated entity.

Although NJNG is not party to any lending agreements that would accelerate the maturity date of any obligation caused by a failure to maintain any specific credit rating, if such ratings are downgraded below investment grade, borrowing costs could increase, as would the costs of maintaining certain contractual relationships and future financing and reduce our access to capital markets. Even if ratings are downgraded without falling below investment grade, NJR and NJNG could face increased borrowing costs under their credit facilities. A rating set forth above is not a recommendation to buy, sell or hold the Company's or NJNG's securities and may be subject to revision or withdrawal at any time. Each rating set forth above should be evaluated independently of any other rating.

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

The regulated and deregulated natural gas businesses of NJR and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To economically hedge against such fluctuations, NJR and its subsidiaries have entered into forwards, futures, options and swap agreements. To manage these derivative instruments, NJR has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. NJR's natural gas businesses are conducted through three of its operating subsidiaries. NJNG is a regulated utility that uses futures, options and swaps to economically hedge against price fluctuations, and its recovery of natural gas costs is governed by the BPU. NJRES uses futures, options, swaps

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

and physical contracts to economically hedge purchases and sales of natural gas. Financial derivatives have historically been transacted on an exchange and cleared through an FCM, thus requiring daily cash margining for a majority of NJRES' and NJNG's positions. As a result of the Dodd-Frank Act, certain NJRES' and NJNG's other transactions that were previously executed in the over-the-counter markets are now cleared through an FCM, resulting in increased margin requirements. The related cash flow impact from the increased requirements is expected to be minimal. Non-financial (i.e., physical) derivatives utilized by the Company have received statutory exclusion from similar Dodd-Frank provisions due to the element of physical settlement.

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2013 to September 30, 2014:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2013	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2014
NJNG	$1,438	$10,815	$11,876	$377
NJRES	14,563	(135,711)	(119,734)	(1,414)
Total	$16,001	$(124,896)	$(107,858)	$(1,037)

There were no changes in methods of valuations during the year ended September 30, 2014.

The following is a summary of fair market value of financial derivatives as of September 30, 2014, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2015	2016	2017 - 2019	After 2019	Total Fair Value
Price based on NYMEX/CME	$(431)	$(87)	$18	$—	$(500)
Price based on ICE	334	(809)	(62)	—	(537)
Total	$(97)	$(896)	$(44)	$—	$(1,037)

The following is a summary of financial derivatives by type as of September 30, 2014:

		Volume Bcf	Price per MMBtu (1)	Amounts included in Derivatives (Thousands)
NJNG	Futures	17.3	$2.92 - $4.78	$377
NJRES	Futures	(62.1)	$2.19 - $8.85	(1,431)
	Options	1.2	$0.24 - $0.24	$17
Total				$(1,037)

(1)	Million Metric British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2013 to September 30, 2014:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2013	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2014
NJRES - Prices based on other external data	$(2,772)	(90,330)	(77,618)	$(15,484)

Foreign Currency Market Risks

The following table reflects the changes in the fair market value of financial derivatives related to foreign currency hedges from September 30, 2013 to September 30, 2014:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2013	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2014
NJRES	$11	(432)	(266)	$(155)

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

There were no changes in methods of valuations during the fiscal year ended September 30, 2014.

The following is a summary of fair market value of financial derivatives related to foreign currency hedges at September 30, 2014, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2015	2016	2017 - 2019	After 2019	Total Fair Value
Prices based on other external data	$(155)	—	—	—	$(155)

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and fixed price swaps is derived from this location, the price sensitivity analysis below has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed swap positions by approximately $25 million. This analysis does not include potential changes to reported credit adjustments embedded in the $7.9 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(12,486)	$(24,972)	$(37,458)	$(49,945)
Ending derivative fair value	$7,865	$(4,621)	$(17,107)	$(29,593)	$(42,080)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$12,486	$24,972	$37,458	$49,945
Ending derivative fair value	$7,865	$20,351	$32,837	$45,323	$57,810

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

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of September 30, 2014. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Unregulated counterparty credit exposure as of September 30, 2014, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$138,308	$102,348
Noninvestment grade	5,971	814
Internally-rated investment grade	9,256	3,000
Internally-rated noninvestment grade	9,271	2,526
Total	$162,806	$108,688

NJNG's counterparty credit exposure as of September 30, 2014, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$4,762	$4,225
Noninvestment grade	491	—
Internally-rated investment grade	78	51
Internally-rated noninvestment grade	95	67
Total	$5,426	$4,343

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

Interest Rate Risk

As of September 30, 2014, NJNG is obligated to make principal and interest payments under a loan agreement securing $97 million of variable rate debt issued by the EDA. The bonds are in a LIBOR-based monthly interest rate mode and will accrue interest for five years at a variable rate determined monthly, which was initially calculated at .55 percent plus 70 percent of one-month LIBOR. As of September 30, 2014, the EDA Bonds had a weighted average interest rate of .66 percent. The EDA Bonds are subject to changes in market conditions for tax-exempt bonds and there can be no assurance that the interest rate will remain stable and not increase significantly due to market conditions, which could adversely affect NJNG's borrowing costs. A 100 basis point change in the EDA Bonds' average interest rate would have caused a change in interest expense for these variable rate bonds by approximately $679,000 during fiscal 2014, assuming that they were outstanding for the entire year.

At September 30, 2014, the Company, excluding NJNG, had no variable-rate long-term debt.

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework (1992) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of September 30, 2014, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the Unites States of America.

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

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company's internal control over financial reporting as of September 30, 2014, which appears herein.

November 25, 2014

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Jersey Resources Corporation:

We have audited the accompanying consolidated balance sheets of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, common stock equity, and cash flows for each of the three years in the period ended September 30, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

November 25, 2014

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of New Jersey Resources Corporation

We have audited the internal control over financial reporting of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2014 of the Company and our report dated November 25, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

November 25, 2014

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share data)
Fiscal years ended September 30,	2014	2013	2012
OPERATING REVENUES
Utility	$819,415	$787,987	$627,713
Nonutility	2,918,730	2,410,081	1,621,210
Total operating revenues	3,738,145	3,198,068	2,248,923
OPERATING EXPENSES
Gas purchases:
Utility	319,897	400,307	262,858
Nonutility	2,807,008	2,299,974	1,566,396
Related parties	12,620	11,942	12,154
Operation and maintenance	215,180	173,473	171,045
Regulatory rider expenses	72,164	48,417	40,350
Depreciation and amortization	52,742	47,310	41,643
Energy and other taxes	57,344	57,414	45,787
Total operating expenses	3,536,955	3,038,837	2,140,233
OPERATING INCOME	201,190	159,231	108,690
Other income, net	7,551	4,783	2,128
Interest expense, net of capitalized interest	25,463	23,979	20,844
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	183,278	140,035	89,974
Income tax provision	51,840	35,575	7,729
Equity in earnings of affiliates	10,532	10,349	10,634
NET INCOME	$141,970	$114,809	$92,879

EARNINGS PER COMMON SHARE
Basic	$3.37	$2.76	$2.24
Diluted	$3.34	$2.75	$2.23
DIVIDENDS DECLARED PER COMMON SHARE	$1.71	$1.62	$1.54
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	42,099	41,658	41,527
Diluted	42,461	41,814	41,632

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)
Fiscal years ended September 30,	2014	2013	2012
Net income	$141,970	$114,809	$92,879
Other comprehensive income, net of tax
Unrealized (loss) gain on available for sale securities, net of tax of $426, $(330) and $(270), respectively (1)	(618)	479	391
Net unrealized (loss) on derivatives, net of tax of $61, $23 and $71, respectively	(105)	(39)	(122)
Adjustment to postemployment benefit obligation, net of tax of $2,162, $(5,934) and $345, respectively	(3,250)	8,710	(436)
Other comprehensive (loss) income	(3,973)	9,150	(167)
Comprehensive income	$137,997	$123,959	$92,712

(1)	Available for sale securities are included in other noncurrent assets on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal years ended September 30,	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$141,970	$114,809	$92,879
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	28,534	(9,417)	35,789
Depreciation and amortization	52,742	47,310	41,643
Impairment loss on investment	6,351	—	—
Allowance for equity used during construction	(1,562)	(2,037)	(638)
Allowance for bad debt expense	2,504	2,627	3,932
Deferred income taxes	18,421	41,075	(5,323)
Manufactured gas plant remediation costs	(4,396)	(6,166)	(7,965)
Equity in earnings of equity investees, net of distributions received	2,589	3,299	6,799
Cost of removal - asset retirement obligations	(1,153)	(1,697)	(1,196)
Contributions to postemployment benefit plans	(4,953)	(26,028)	(25,874)
Changes in:
Components of working capital	85,480	(60,316)	(95,357)
Other noncurrent assets	10,484	9,496	(20,539)
Other noncurrent liabilities	19,775	1,039	26,931
Cash flows from operating activities	356,786	113,994	51,081
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for:
Utility plant	(128,254)	(110,482)	(104,277)
Solar and wind equipment	(135,543)	(59,125)	(89,726)
Real estate properties and other	(1,179)	(1,042)	(1,334)
Cost of removal	(24,312)	(26,601)	(12,178)
Investments in equity investees	(555)	—	(8,800)
Distribution from equity investees in excess of equity in earnings	1,150	3,079	—
Withdrawal from restricted cash construction fund	88	56	(802)
Proceeds from sale of asset	6,010	—	—
Proceeds from sale of available for sale securities	—	482	—
Cash flows (used in) investing activities	(282,595)	(193,633)	(217,117)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	15,373	37,839	13,834
Tax benefit from stock options exercised	414	173	780
Proceeds from sale-leaseback transaction	7,576	7,076	6,522
Proceeds from long-term debt	125,000	50,000	100,000
Payments of long-term debt	(82,586)	(8,953)	(8,025)
Purchases of treasury stock	(5,522)	(26,606)	(8,768)
Payments of common stock dividends	(70,664)	(67,230)	(61,688)
Net proceeds from short-term debt	(64,600)	85,800	120,450
Cash flows (used in) from financing activities	(75,009)	78,099	163,105
Change in cash and cash equivalents	(818)	(1,540)	(2,931)
Cash and cash equivalents at beginning of period	2,969	4,509	7,440
Cash and cash equivalents at end of period	$2,151	$2,969	$4,509
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$48,032	$(72,244)	$36,670
Inventories	43,130	(55,755)	28,814
Recovery of gas costs	13,015	6,100	(11,686)
Gas purchases payable	(47,528)	72,415	(70,216)
Gas purchases payable - related parties	14	(16)	(61)
Prepaid and accrued taxes	21,133	(8,182)	23,036
Accounts payable and other	34,716	726	(3,418)
Restricted broker margin accounts	(20,758)	15,348	666
Customers' credit balances and deposits	(2,058)	(24,059)	(65,324)
Other current assets	(4,216)	5,351	(33,838)
Total	$85,480	$(60,316)	$(95,357)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$22,458	$20,414	$16,670
Income taxes	$22,447	$12,039	$10,053
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$9,655	$(7,103)	$8,257
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEETS

ASSETS

(Thousands)
September 30,	2014	2013

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,791,009	$1,681,585
Construction work in progress	139,624	114,961
Solar and wind equipment, real estate properties and other, at cost	347,285	249,516
Construction work in progress	55,625	9,093
Total property, plant and equipment	2,333,543	2,055,155
Accumulated depreciation and amortization, utility plant	(409,135)	(383,895)
Accumulated depreciation and amortization, solar and wind equipment, real estate properties and other	(40,298)	(28,144)
Property, plant and equipment, net	1,884,110	1,643,116

CURRENT ASSETS
Cash and cash equivalents	2,151	2,969
Customer accounts receivable
Billed	189,970	240,281
Unbilled revenues	7,231	7,429
Allowance for doubtful accounts	(5,357)	(5,330)
Regulatory assets	26,862	34,372
Gas in storage, at average cost	277,516	314,477
Materials and supplies, at average cost	8,165	14,334
Prepaid and accrued taxes	22,269	42,645
Derivatives, at fair value	64,223	53,327
Restricted broker margin accounts	27,339	6,581
Deferred taxes	36,451	8,432
Asset held for sale	—	5,428
Other current assets	25,911	20,953
Total current assets	682,731	745,898

NONCURRENT ASSETS
Investments in equity investees	153,010	161,591
Regulatory assets	377,575	402,202
Derivatives, at fair value	5,654	2,761
Prepaid pension asset	—	6,287
Other noncurrent assets	55,724	42,928
Total noncurrent assets	591,963	615,769
Total assets	$3,158,804	$3,004,783

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)
September 30,	2014	2013

CAPITALIZATION
Common stock, $2.50 par value; authorized 75,000,000 shares; outstanding 2014 — 42,178,156; 2013 — 41,961,534	$112,777	$112,563
Premium on common stock	305,185	300,196
Accumulated other comprehensive (loss), net of tax	(5,594)	(1,621)
Treasury stock at cost and other; shares 2014 — 2,932,775; 2013 — 3,060,356	(121,031)	(128,638)
Retained earnings	674,829	604,884
Common stock equity	966,166	887,384
Long-term debt	598,209	512,886
Total capitalization	1,564,375	1,400,270

CURRENT LIABILITIES
Current maturities of long-term debt	34,505	68,643
Short-term debt	301,000	365,600
Gas purchases payable	205,901	253,429
Gas purchases payable to related parties	1,398	1,384
Accounts payable and other	104,005	60,342
Dividends payable	19,001	17,624
Deferred and accrued taxes	2,721	4,040
Regulatory liabilities	6,072	1,456
New Jersey clean energy program	14,285	14,532
Derivatives, at fair value	79,863	40,390
Customers' credit balances and deposits	22,335	24,393
Total current liabilities	791,086	851,833

NONCURRENT LIABILITIES
Deferred income taxes	423,213	372,773
Deferred investment tax credits	5,262	5,584
Deferred revenue	4,042	4,763
Derivatives, at fair value	6,690	2,458
Manufactured gas plant remediation	177,000	183,600
Postemployment employee benefit liability	86,674	67,897
Regulatory liabilities	61,326	79,647
Asset retirement obligation	30,495	28,711
Other noncurrent liabilities	8,641	7,247
Total noncurrent liabilities	803,343	752,680
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$3,158,804	$3,004,783

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2011	41,422	$110,258	$265,524	$(10,604)	$(117,683)	$528,762	$776,257
Net income						92,879	92,879
Other comprehensive (loss)				(167)			(167)
Common stock issued under stock plans	445	698	6,262		11,681		18,641
Tax benefits from stock plans			780				780
Cash dividend declared ($1.54 per share)						(63,976)	(63,976)
Treasury stock and other	(247)				(10,549)		(10,549)
Balance at September 30, 2012	41,620	110,956	272,566	(10,771)	(116,551)	557,665	813,865
Net income						114,809	114,809
Other comprehensive income				9,150			9,150
Common stock issued under stock plans	958	1,607	25,455		12,934		39,996
Tax benefits from stock plans			2,175				2,175
Cash dividend declared ($1.62 per share)						(67,590)	(67,590)
Treasury stock and other	(616)				(25,021)		(25,021)
Balance at September 30, 2013	41,962	112,563	300,196	(1,621)	(128,638)	604,884	887,384
Net income						141,970	141,970
Other comprehensive income				(3,973)			(3,973)
Common stock issued under stock plans	381	214	5,173		12,050		17,437
Tax benefits from stock plans			(184)				(184)
Cash dividend declared ($1.71 per share)						(72,025)	(72,025)
Treasury stock and other	(165)				(4,443)		(4,443)
Balance at September 30, 2014	42,178	$112,777	$305,185	$(5,594)	$(121,031)	$674,829	$966,166

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and operates certain non-regulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company provides natural gas utility service to approximately 504,300 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment;

NJR Energy Services Company comprises the Energy Services segment that maintains and transacts around a portfolio of natural gas storage and transportation capacity contracts and provides wholesale energy and energy management services;

NJR Clean Energy Ventures Corporation, the Company's unregulated distributed power subsidiary, comprises the Clean Energy Ventures segment and consists of the Company's capital investments in distributed power projects, including commercial and residential solar projects and onshore wind investments;

NJR Midstream Holdings Corporation invests in energy-related ventures through its subsidiaries, NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge, NJNR Pipeline Company, which holds the Company's 5.53 percent ownership interest in Iroquois Gas Transmission L.P. and NJR Pipeline Company, which holds the Company's 20 percent ownership interest in PennEast. Steckman Ridge, Iroquois and PennEast comprise the Midstream segment. On November 7, 2013, NJR Energy Holdings Corporation changed its name to NJR Midstream Holdings Corporation; and

NJR Retail Holdings Corporation has two principal subsidiaries, NJR Home Services Company and Commercial Realty & Resources Corporation. Retail Holdings and NJR Energy Corporation are included in Home Services and Other operations (formerly Retail and Other operations).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Other financial investments or contractual interests that lack the characteristics of a voting interest entity, which are commonly referred to as variable interest entities, are evaluated by NJR to determine if it has the power to direct business activities and, therefore, would be considered a controlling interest that NJR would have to consolidate. Based on those evaluations, NJR has determined that it does not have any investments in variable interest entities as of September 30, 2014, 2013 and 2012.

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

The following table summarizes gas in storage by company as of September 30:

	2014		2013
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJRES	$191,250	56.5	$209,498	62.3
NJNG	$86,266	21.3	$104,979	20.4
Total	$277,516	77.8	$314,477	82.7

Demand Fees

For the purpose of securing adequate storage and pipeline capacity, NJRES and NJNG enter into storage and pipeline capacity contracts, which require the payment of certain demand charges to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally ranges from one to 10 years. Demand charges are based on established rates as regulated by FERC. These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and transport natural gas utilizing their respective assets.

The following table summarizes the demand charges, which are net of capacity releases, and are included as a component of gas purchases on the Consolidated Statements of Operations for the fiscal years ended September 30:

(Millions)	2014	2013	2012
NJRES	$122.0	$123.0	$129.8
NJNG	92.0	92.1	86.7
Total	$214.0	$215.1	$216.5

NJRES expenses demand charges ratably over the term of the contract.

NJNG's costs associated with demand charges are included in its weighted average cost of gas. The demand charges are expensed based on NJNG's BGSS sales and recovered as part of its gas commodity component of its BGSS tariff.

Derivative Instruments

NJR accounts for its financial instruments, such as futures, options, foreign exchange contracts and swaps, as well as its physical commodity contracts related to the purchase and sale of natural gas at NJRES, as derivatives, and therefore recognizes them at fair value on the Consolidated Balance Sheets. NJR's unregulated subsidiaries record changes in the fair value of their financial commodity derivatives and physical forward contracts in gas purchases or operating revenues, as appropriate, on the Consolidated Statements of Operations. NJRES designates its foreign exchange contracts as cash flow hedges of Canadian dollar dominated gas purchases. Changes in the fair value of the effective portion of these hedges are recorded to OCI, a component of stockholders' equity, and reclassified to gas purchases on the Consolidated Statements of Operations when they settle. Ineffective portions of the cash flow hedges are recognized immediately in earnings. NJR did not have derivatives designated as fair value hedges during fiscal 2013 and 2014.

The Derivatives and Hedging Topic of the ASC also provides for a normal scope exception for qualifying physical commodity contracts that are intended for purchases and sales during the normal course of business and for which physical delivery is probable. NJR applies this normal scope exception to physical commodity contracts at NJNG and forward contracts at NJRCEV, and therefore does not record changes in the fair value of these contracts until the contract settles and the related underlying natural gas or SREC is delivered. NJNG's derivatives used to economically hedge its natural gas purchasing activities are recoverable through its BGSS, a component of its tariff. Accordingly, the offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability on the Consolidated Balance Sheets.

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

NJNG records unbilled revenue for natural gas services. Natural gas sales to individual customers are based on meter readings, which are performed on a systematic basis throughout the month. At the end of each month, the amount of natural gas delivered to each customer after the last meter reading through the end of the respective accounting period is estimated, and NJNG recognizes unbilled revenues related to these amounts. The unbilled revenue estimates are based on estimated customer usage by customer type, weather effects, unaccounted-for gas and the most current tariff rates.

Revenues for NJRES are recognized when the natural gas is physically delivered to the customer. In addition, changes in the fair value of derivatives that economically hedge the forecasted sales of the natural gas are recognized in operating revenues as they occur, as noted above.

Revenues from all other activities are recorded in the period during which products or services are delivered and accepted by customers, or over the related contractual term.

Gas Purchases

NJNG's tariff includes a component for BGSS, which is designed to allow NJNG to recover the cost of natural gas through rates charged to its customers and is typically revised on an annual basis. As part of computing its BGSS rate, NJNG projects its cost of natural gas, net of supplier refunds, the impact of hedging activities and credits from non-firm sales and transportation activities. NJNG subsequently recovers or credits the difference, if any, of actual costs compared with those included in current rates. Any underrecoveries or overrecoveries are either credited to customers or deferred and, subject to BPU approval, reflected in the BGSS rates in subsequent years.

NJRES' gas purchases represent the total commodity contract cost, recognized upon completion of the transaction, as well as realized gains and losses of settled derivative instruments, both for physical purchase contracts and all financial contracts and unrealized gains and losses on the change in fair value of financial derivative instruments that have not yet settled.

Income Taxes

The Company computes income taxes using the asset and liability method, whereby deferred income taxes are generally determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. See Note 12. Income Taxes.

In addition, NJR evaluates its tax positions to determine the appropriate accounting and recognition of future obligations associated with unrecognized tax benefits.

The Company invests in property that qualifies for federal ITCs and utilizes the ITCs, as allowed, based on the cost and life of the assets. ITCs at NJNG are deferred and amortized as a reduction to the tax provision over the average lives of the related equipment in accordance with regulatory treatment. ITCs at NJR's unregulated subsidiaries are recognized as a reduction to income tax expense when the property is placed in service.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Capitalized and Deferred Interest

NJNG's base rates include the ability for NJNG to recover the cost of debt associated with AFUDC and CWIP. For most of NJNG's construction projects, an incremental cost of equity is also recoverable during periods when NJNG's short-term debt balances are lower than its CWIP. For more information on AFUDC treatment with respect to certain accelerated infrastructure projects, see Note 3 Regulation - Infrastructure programs.

Capitalized amounts associated with the debt and equity components of NJNG's AFUDC, are recorded in utility plant on the Consolidated Balance Sheets. Corresponding amounts for the debt component is recognized in interest expense and in other income for the equity component on the Consolidated Statements of Operations and include the following for the fiscal years ended September 30:

($ in thousands)	2014	2013	2012
AFUDC:
Debt	$1,057	$921	$300
Equity	1,562	2,037	638
Total	$2,619	$2,958	$938
Weighted average interest rate	3.30%	1.05%	1.47%

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RA and USF expenditures. See Note 3. Regulation. The SBC interest rate changes each September based on the August 31 seven-year constant maturity Treasury rate plus 60 basis points. The rate was 2.65 percent, 2.84 percent and 1.61 percent for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Accordingly, other income included $586,000, $653,000 and $878,000 in the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Sales Tax Accounting

Sales tax and TEFA are collected from customers and presented in both operating revenues and operating expenses on the Consolidated Statements of Operations for the fiscal years ended September 30, as follows:

(Millions)	2014	2013	2012
Sales tax	$47.4	$44.4	$32.3
TEFA (1)	1.4	5.0	6.0
Total	$48.8	$49.4	$38.3

(1)	TEFA was phased out in January 2014.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash on deposit and temporary investments with maturities of three months or less, and excludes restricted cash of $1 million and $1.1 million as of September 30, 2014 and 2013, respectively, related to escrow balances for utility plant projects, which is recorded in other current and noncurrent assets on the Consolidated Balance Sheets, respectively.

Property Plant and Equipment

Regulated property, plant and equipment and solar and wind equipment are stated at original cost. Regulated property, plant and equipment costs include direct labor, materials and third-party construction contractor costs, AFUDC and certain indirect costs related to equipment and employees engaged in construction. Upon retirement, the cost of depreciable regulated property, plus removal costs less salvage, is charged to accumulated depreciation with no gain or loss recorded.

Depreciation is computed on a straight-line basis over the useful life of the assets for non-regulated assets for financial statement purposes and using rates based on the estimated average lives of the various classes of depreciable property for NJNG. The composite rate of depreciation used for NJNG was 2.44 percent of average depreciable property in fiscal 2014, 2.43 percent in fiscal 2013 and 2.38 percent in fiscal 2012.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Property, plant and equipment was comprised of the following as of September 30:

(Thousands)
Property Classifications	Estimated Useful Lives	2014	2013
Distribution facilities	38 to 74 years	$1,567,648	$1,421,885
Transmission facilities	35 to 56 years	281,488	273,853
Storage facilities	34 to 47 years	41,669	41,687
Solar and wind property	20 to 25 years	376,065	232,409
All other property	5 to 35 years	66,673	85,321
Total property, plant and equipment		2,333,543	2,055,155
Accumulated depreciation and amortization		(449,433)	(412,039)
Property, plant and equipment, net		$1,884,110	$1,643,116

Sale of Asset

On October 22, 2013, CR&R sold approximately 25.4 acres of undeveloped land located in Monmouth County for $6 million, generating a pre-tax gain after closing costs of $313,000, which was recognized in other income on the Unaudited Condensed Consolidated Statements of Operations.

Disposal of Equipment

In October 2012, certain NJRCEV's solar assets sustained damage as a result of Superstorm Sandy. To the extent that any of the assets were deemed irreparable, the Company disposed of the damaged assets. As a result, the Company recognized a pre-tax loss of $766,000 during fiscal 2013, which is included in other income on the Consolidated Statements of Operations. The Company also received $997,000 from an insurance claim, representing the replacement value of the disposed assets and recorded a gain in the same amount in other income on the Consolidated Statements of Operations.

Impairment of Long-Lived Assets

The Company reviews the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable.

No impairments were identified for the fiscal years ended September 30, 2014, 2013 and 2012.

Available for Sale Securities

Included in other noncurrent assets on the Consolidated Balance Sheets are certain investments in equity securities of a publicly traded energy company that have a fair value of $10.7 million and $11.7 million as of September 30, 2014 and 2013, respectively. Total unrealized gains associated with these equity securities, which are included as a part of accumulated other comprehensive income, a component of common stock equity, were $8.1 million, $4.8 million after tax, and $9.1 million, $5.4 million after tax, for the fiscal years ended September 30, 2014 and 2013, respectively. Reclassifications made from unrealized gains to realized gains are determined based on average cost. There were no sales of securities during fiscal 2014. During fiscal 2013, NJR received proceeds of approximately $482,000 from the sale of available-for-sale securities and realized a pre-tax gain of $380,000, which is included in other income in the Consolidated Statements of Operations. Reclassifications of realized gains out of OCI into income are determined based on average cost.

Investments in Equity Investees

The Company accounts for its investments in Steckman Ridge and Iroquois using the equity method of accounting, where its respective ownership interests are 50 percent or less and/or it has significant influence over operating and management decisions, but is not the primary beneficiary, as defined under ASC 810, Consolidation. The Company's share of earnings is recognized as equity in earnings of affiliates on the Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Company accounts for its investment in PennEast using the equity method of accounting. NJR expects the pipeline to cost approximately $1 billion, which will be split among the six investors in accordance with ownership interests. NJR has a 20 percent equity interest and has the ability to exert significant influence, but not control.

The Company accounts for its investment in OwnEnergy using the cost method of accounting. NJRCEV is not the primary beneficiary of OwnEnergy, nor does it have significant influence over operating and management decisions. Therefore, NJRCEV records dividends, if and when received, as a component of other income on the Consolidated Statements of Operations.

During the fourth quarter of fiscal 2014, NJR determined that it was unlikely that it would be able to recover the value of its cost method investment in OwnEnergy and, therefore, recognized an impairment loss of $6.4 million, which is included in other income, net on the Consolidated Statements of Operations. See Note 6. Investment in Equity Investees for more information.

Customer Accounts Receivable and Allowance for Doubtful Accounts

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

The following table summarizes customer accounts receivable by company as of September 30:

(Thousands)	2014		2013
NJRES	$142,566	75%	$194,263	81%
NJNG (1)	41,281	22	43,045	18
NJRCEV	594	—	293	—
NJRHS and other	5,529	3	2,680	1
Total	$189,970	100%	$240,281	100%

(1)	Does not include unbilled revenues of $7.2 million and $7.4 million as of September 30, 2014 and 2013, respectively.

Loan Receivable

NJNG provides interest-free loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy efficient equipment in accordance with its BPU approved SAVEGREEN program. The loans are recognized at net present value on the Consolidated Balance Sheets. Refer to Note 5. Fair Value for a discussion of the Company's fair value measurement policies and level disclosures. The Company has recorded $3.9 million and $1.9 million in other current assets and $27.3 million and $14.3 million in other noncurrent assets as of September 30, 2014 and 2013, respectively, on the Consolidated Balance Sheets, related to the loans.

NJR's policy is to establish an allowance for doubtful accounts when loan balances are outstanding for more than 60 days. There was no allowance for doubtful accounts established during fiscal 2014 and 2013.

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

Pension and Postemployment Plans

NJR has two noncontributory defined pension plans covering eligible employees, including officers. Benefits are based on each employee's years of service and compensation. NJR's funding policy is to contribute annually to these plans at least the minimum amount required under ERISA, as amended, and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed-income securities and short-term investments. NJR made no discretionary contributions to the pension plans in fiscal 2014, and contributed $20 million in aggregate to the plans in fiscal 2013 and 2012, respectively.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJR also provides two primarily noncontributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. NJR contributed $5 million, $6 million and $5.8 million in aggregate to these plans in fiscal 2014, 2013 and 2012, respectively.

See Note 10. Employee Benefit Plans, for a more detailed description of the Company's pension and postemployment plans.

Foreign Currency Transactions

NJRES' market area includes Canadian delivery points and as a result incurs certain natural gas commodity costs and demand fees that are denominated in Canadian dollars. Gains or losses that occur as a result of these foreign currency transactions are reported as a component of gas purchases on the Consolidated Statements of Operations and were not material during the fiscal years ended September 30, 2014, 2013 and 2012.

Recent Updates to the Accounting Standards Codification

Balance Sheet Offsetting

In December 2011, the FASB issued ASU No. 2011-11, an amendment to ASC 210, Balance Sheet, requiring additional disclosures about the nature of an entity's rights of setoff and related master netting arrangements. ASU 2013-01, issued in January 2013, further clarified that the amended guidance was applicable to certain financial and derivative instruments. The Company applied the provisions of the amended guidance retrospectively effective October 1, 2013. The guidance did not impact the Company's financial position, results of operations or cash flows, however, it required additional disclosures that are included in Note 4. Derivative Instruments.

Income Taxes

In July 2013, the FASB issued ASU No. 2013-11, an amendment to ASC 740, Income Taxes, which clarifies financial statement presentation for unrecognized tax benefits. The ASU requires that an unrecognized tax benefit, or portion thereof, shall be presented in the balance sheet as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss or a tax credit carryforward. To the extent such a deferred tax asset is not available or the company does not intend to use it to settle any additional taxes that would result from the disallowance of a tax position, the related unrecognized tax benefit will be presented as a liability in the financial statements. The amended guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company currently does not have unrecognized tax benefits recorded on its balance sheet and does not expect any impact to its financial position upon adoption during its first quarter of fiscal 2015.

Discontinued Operations

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

Revenue

In May 2014, the FASB issued ASU No. 2014-09, and added Topic 606, Revenue from Contracts with Customers, to the ASC. ASC 606 supersedes ASC 605, Revenue Recognition, as well as most industry-specific guidance, and prescribes a single, comprehensive revenue recognition model designed to improve financial reporting comparability across entities, industries, jurisdictions and capital markets. The new guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Upon adoption, the guidance will be applied on a full or modified retrospective basis. The Company is currently evaluating the provisions of ASC 606 to understand the impact, if any, to its financial position, results of operations and cash flows upon adoption.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Stock Compensation

In June 2014, the FASB issued ASU No. 2014-12, an amendment to ASC 718, Compensation - Stock Compensation, which clarifies the accounting for performance awards when the terms of the award provide that a performance target could be achieved after the requisite service period. The new guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The company does not expect any impact to its financial position, results of operations and cash flows upon adoption.

Accumulated Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income, net of related tax effects as of September 30:

(Thousands)	Unrealized gain on available for sale securities		Net unrealized gain on derivatives		Adjustment to postemployment benefit obligation		Total
Balance as of September 30, 2012	$4,921		$51		$(15,743)		$(10,771)
Other comprehensive income, net of tax
Other comprehensive income (loss), before reclassifications, net of tax of $(485), $16, $(5,124), $(5,593)	703		(28)		7,526		8,201
Amounts reclassified from accumulated other comprehensive income, net of tax of $155, $7, $(810), $(648)	(224)	(1)	(11)	(2)	1,184	(3)	949
Net current-period other comprehensive income (loss), net of tax of $(330), $23, $(5,934), $(6,241)	479		(39)		8,710		9,150
Balance at September 30, 2013	$5,400		$12		$(7,033)		$(1,621)
Other comprehensive income, net of tax
Other comprehensive (loss), before reclassifications, net of tax of $426 $159, $3,334, $3,919	(618)		(273)		(5,006)		(5,897)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(98), $(1,172), $(1,270)	—	(1)	168	(2)	1,756	(3)	1,924
Net current-period other comprehensive income, net of tax of $426, $61, $2,162, $2,649	(618)		(105)		(3,250)		(3,973)
Balance at September 30, 2014	$4,782		$(93)		$(10,283)		$(5,594)

(1)	Reclassified to other income in the Consolidated Statements of Operations.

(2)	Consists of realized losses related to foreign currency derivatives, which are reclassified to gas purchases in the Consolidated Statements of Operations.

(3)	Included in the computation of net periodic pension cost, a component of O&M expense in the Consolidated Statements of Operations.

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

NJR has legal, regulatory and environmental proceedings during the normal course of business that can result in loss contingencies. When evaluating the potential for a loss, NJR will establish a reserve if a loss is probable and can be reasonably estimated, in which case it is NJR's policy to accrue the full amount of such estimates. Where the information is sufficient only to establish a range of probable liability, and no point within the range is more likely than any other, it is NJR's policy to accrue the lower end of the range. In the normal course of business, estimated amounts are subsequently adjusted to actual results that may differ from estimates.

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

Under EDECA, the BPU is required to audit the state's energy utilities every two years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have an unfair competitive advantage over nonaffiliated providers of similar retail services. A combined competitive services and management audit of NJNG commenced in August 2013. A draft management audit report was accepted by the BPU on July 23, 2014, for public comment and is waiting for final approval.

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

Regulatory assets and liabilities included on the Consolidated Balance Sheets as of September 30, are comprised of the following:

(Thousands)	2014	2013
Regulatory assets-current
Underrecovered gas costs	$12,577	$953
Conservation Incentive Program	—	18,887
New Jersey Clean Energy Program	14,285	14,532
Total current regulatory assets	$26,862	$34,372
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$30,916	$46,968
Liability for future expenditures	177,000	183,600
Deferred income taxes	9,968	10,718
Derivatives at fair value, net	—	19
SAVEGREEN	29,180	30,004
Postemployment and other benefit costs	108,507	101,415
Deferred Superstorm Sandy costs	15,207	14,822
Other noncurrent regulatory assets	6,797	14,656
Total noncurrent regulatory assets	$377,575	$402,202
Regulatory liability-current
Conservation Incentive Program	$5,752	$—
Derivatives at fair value, net	320	1,456
Total current regulatory liabilities	$6,072	$1,456
Regulatory liabilities-noncurrent
Cost of removal obligation	$61,163	$79,315
Derivatives at fair value, net	57	—
Other noncurrent regulatory liabilities	106	332
Total noncurrent regulatory liabilities	$61,326	$79,647

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

New Jersey Clean Energy Program

The NJCEP is a statewide program that encourages energy efficiency and renewable energy. Funding amounts are determined by the BPU's Office of Clean Energy and all New Jersey utilities are required to share in the annual funding obligation. The current NJCEP program is for the State of New Jersey's fiscal year ending June 2015. NJNG recovers the costs associated with its portion of the NJCEP obligation, including interest, through its SBC rate rider over a one-year period.

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

SAVEGREEN

NJNG administers certain programs that supplement the state's NJCEP and that allows NJNG to promote clean energy to its residential and commercial customers, as described further below. NJNG will recover related expenditures and a weighted average cost of capital through a tariff rider, as approved by the BPU, over a two to 10-year period depending upon the specific program incentive.

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

Deferred Superstorm Sandy Costs

In October 2012, portions of NJNG's distribution system incurred significant damage as a result of Superstorm Sandy. NJNG filed a petition with the BPU in November 2012 requesting deferral accounting for uninsured incremental O&M costs associated with its restoration efforts, which was approved in May 2013. On October 22, 2014, the BPU approved, as prudent and reasonable, the deferred O&M storm costs to be recovered in NJNG's next base rate case including the appropriate recovery period for such deferred expenses, to be filed no later than November 15, 2015.

Other Regulatory Assets

Other regulatory assets consists primarily of deferred costs associated with certain components of NJNG's SBC, as discussed further below, and NJNG's compliance with federal and state mandated PIM provisions. NJNG's related costs to maintain the operational integrity of its distribution and transmission main are recoverable, subject to BPU review and approval, in its next base rate case. NJNG is limited to recording a regulatory asset associated with PIM that does not exceed $700,000 per year. In addition, to the extent that project costs are lower than the approved PIM annual expense of $1.4 million, NJNG will record a regulatory liability that will be refundable as a credit to customers' gas costs when the net cumulative liability exceeds $1 million. As of September 30, 2014, NJNG has recorded $3.8 million of PIM in other regulatory assets.

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

The following is a description of regulatory proceedings during fiscal 2013 and 2014:

BGSS and CIP

BGSS rates are normally revised on an annual basis. In addition, to manage the fluctuations in wholesale natural gas costs, NJNG has the ability to make two interim filings during each fiscal year to increase residential and small commercial customer BGSS rates on a self-implementing and provisional basis. NJNG is also permitted to refund or credit back a portion of the commodity costs to customers when the natural gas commodity costs decrease in comparison to amounts projected or to amounts previously collected from customers. Commodity prices were relatively stable during fiscal 2014 and 2013, therefore, no refunds or bill credits were issued to BGSS customers.

Concurrent with the annual BGSS filing, NJNG files for an annual review of its CIP. In March 2013, NJNG and South Jersey Gas Company filed a joint petition with the BPU requesting the continuation of the CIP with certain modifications. On May 21, 2014, the BPU approved the continuation of the CIP program with no expiration date; however, it will be subject to review in a future rate filing in 2017. NJNG's annual BGSS and CIP filings are summarized as follows:

•
June 2012 BGSS/CIP filing — NJNG proposed to maintain its BGSS rate. In addition, NJNG requested approval to decrease the CIP rate for residential non-heating customers and increase the CIP rates for residential heating and commercial customers, which increased an average residential heat customer's bill by 2.4 percent, effective October 2012. In May 2013, the BPU approved the changes on a final basis. In May 2013, NJNG notified the BPU that it was going to reduce its BGSS rate resulting in a 5.2 percent decrease to an average residential heat customer's bill, effective June 1, 2013.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

•
June 2013 BGSS/CIP filing — NJNG proposed to maintain its BGSS rate. In addition, NJNG proposed a 1 percent reduction to an average residential heat customer's bill related to the CIP factor. The CIP rate reduction was provisionally approved by the BPU on October 16, 2013, to be effective November 1, 2013. On November 21, 2013, NJNG notified the BPU of its intent to reduce its BGSS rate, effective December 1, 2013, resulting in a 6 percent decrease to the average residential heat customer's bill. On July 23, 2014, the BPU approved these rates on a final basis.

•
June 2014 BGSS/CIP filing — NJNG proposed to maintain its BGSS rate. In addition, NJNG proposed a 4.3 percent reduction to an average residential heat customer's bill related to the CIP factor for fiscal 2015. On September 30, 2014, the BPU provisionally approved these rates to be effective October 1, 2014.

•
On October 1, 2014, NJNG implemented a decrease to its BGSS price for residential sales and general service small sales customers resulting in a 5 percent decrease to the average residential heat customer's bill.

Infrastructure Programs

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant for customer growth and its associated PIM and infrastructure programs.

NJNG has implemented BPU-approved infrastructure projects that are designed to enhance the reliability of NJNG's gas distribution system, including AIP and SAFE. The AIP projects, which totaled approximately $148.7 million, were constructed and gas was introduced to the system from 2009 through October 2012. In May 2013, a base rate change was approved by the BPU that permits NJNG to recover a total of approximately $15.3 million annually. Depending on the infrastructure project, recoveries include a weighted average cost of capital of 7.76 percent or 7.12 percent with a return on equity of 10.3 percent.

In October 2012, the BPU approved NJNG's petition to implement the SAFE program, investing up to $130 million, exclusive of AFUDC, over a four-year period to replace portions of NJNG's gas distribution unprotected steel and cast iron infrastructure in order to improve the safety and reliability of the gas distribution system. The approved SAFE Program includes the deferral of infrastructure costs subject to review in NJNG's next base rate case to be filed no later than November 15, 2015, the deferral of depreciation expense on SAFE investments and recognizes an overall rate of return on infrastructure investments of 6.9 percent, including a return on equity of 9.75 percent. The deferred cost recovery will include accruals for both debt and equity components of AFUDC while construction is completed but not yet in service. In accordance with ASC 980, Regulated Operations, when SAFE construction projects are placed in service, NJNG will accrue an AFUDC debt rate. For ratemaking purposes, subsequent to projects being placed into service, NJNG will continue to earn an AFUDC rate of 6.9 percent per year until such time that NJNG receives approval for recovery of all costs through base rates.

In June 2012, the BPU approved a pilot program for NJNG to invest up to $10 million to build NGV refueling stations in Monmouth, Ocean and Morris counties. On April 23, 2014, the BPU approved NJNG's request to include a cost recovery filing to the BPU within the Company's next base rate case to be filed no later than November 15, 2015. In addition, the BPU approved a deferred accounting methodology related to the NGV investment costs consistent with NJNG's SAFE Program. The NGV program was authorized by the BPU to earn an overall weighted average cost of capital of 7.1 percent, including a return on equity of 10.3 percent. A portion of the proceeds from the utilization of the NGV equipment, along with any available federal and state incentives, will be credited back to ratepayers to help offset the cost of this investment. As of September 30, 2014, NJNG has begun development on three NGV stations for a total investment of approximately $5.8 million to date.

On September 3, 2013, NJNG filed a petition seeking approval of NJ RISE, which consists of six capital investment projects estimated to cost $102.5 million over a five-year period, excluding AFUDC, for gas distribution storm hardening and mitigation projects, along with incremental O&M expenses. The submission was made in response to a March 2013 BPU order, initiating a proceeding to investigate prudent, cost efficient and effective opportunities to protect New Jersey's utility infrastructure from future major storm events. These system enhancements are intended to minimize service impacts during extreme weather events to customers that live in the most storm prone areas of NJNG's service territory. In the filing, NJNG seeks to recover the capital costs associated with NJ RISE through an annual adjustment to its base rate. On July 23, 2014, the BPU issued an order approving a Stipulation of Settlement related to the NJ RISE capital infrastructure program that requires NJNG to submit a filing in May 2015 to recover costs through July 31, 2015, associated with NJ RISE. Those costs will be recovered through an adjustment to base rates as of November 1, 2015. Additional cost recovery will be included in NJNG's next base rate case scheduled to be filed no later than November 15, 2015.

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

SAVEGREEN

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives, which are designed to encourage the installation of high efficiency heating and cooling equipment and other energy efficiency upgrades to promote energy efficiency incentives to its residential and commercial customers while stimulating state and local economies through the creation of jobs. Depending on the specific initiative, NJNG recovers costs associated with the programs over a two to 10-year period through a tariff rider mechanism. As of September 30, 2014, the BPU has approved total SAVEGREEN expenditures of $85 million related to grants and rebates, of which, NJNG has spent a total of $52.8 million and approved $93.1 million related to customer financing incentives, of which, NJNG has provided interest-free loans in the amount of $38.8 million.

SAVEGREEN investments and costs are filed with the BPU on an annual basis and include the following:

•
June 2012 SAVEGREEN filing — In June 2013, the BPU approved NJNG's 2012 request to extend and expand SAVEGREEN through June 2015, with certain modifications, resulting in a planned investment of more than $85 million, which includes $17.3 million of investments in grants and rebates, and includes a weighted average cost of capital of 6.9 percent. In addition, the BPU approved a tariff rider rate increase of approximately 1.7 percent to recover costs and investments related to SAVEGREEN over a two to 10-year period, which represents an an annual recovery of approximately $12.4 million.

Additionally, in June 2014, NJNG submitted a rate filing for the recovery of SAVEGREEN costs, which proposes to maintain the existing rate.

Societal Benefits Clause

The SBC is comprised of three primary riders that allow NJNG to recover costs associated with USF, which is a permanent statewide program for all natural gas and electric utilities for the benefit of income-eligible customers, MGP remediation, and the NJCEP. NJNG has submitted the following filings to the BPU, which includes a report of program expenditures incurred each program year:

•
February 2012 SBC filing — NJNG requested, and received, BPU approval of its MGP expenditures incurred through June 2011, which continued its existing overall SBC rate and recovery that was approved by the BPU, effective November 2011.

•
June 2012 USF filing — NJNG filed to reduce the USF recovery rate resulting in a .1 percent decrease for the average residential heat customer's bill. The rate was approved by the BPU, effective October 2012.

•
June 2013 USF filing — NJNG filed to reduce the USF recovery rate resulting in a .5 percent decrease for the average residential heat customer's bill effective October 1, 2013. The rate was approved by the BPU in September 2013.

•
July 2013 SBC filing — NJNG requested approval of its MGP expenditures incurred through June 2013, as well as a .2 percent reduction to the average residential heat customer's bill related to the SBC RA factor to recover $18.7 million annually, and a 1.9 percent increase related to its NJCEP factor. The rates were approved by the BPU on a provisional basis, effective December 1, 2013, and on a final basis in July 2014.

•
June 2014 USF filing — NJNG filed to to increase the statewide USF rate, resulting in a .4 percent increase to the average residential heat customer's bill effective October 1, 2014. The rate was approved by the BPU in September 2014.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

•
September 2014 SBC filing — NJNG requested approval of its MGP expenditures incurred through June 2014, as well as a 3 percent reduction to the average residential heat customer's bill, to recover $8.5 million annually related to the SBC RA factor and $16.3 million related to the NJCEP factor.

•
Additionally, in November 2012, the BPU approved NJNG's funding obligations for NJCEP for the period from January 2013 to June 2013, of approximately $9.8 million. In June 2013, the BPU approved NJNG's funding obligations for July 2013 to June 2014, of approximately $15.6 million. In June 2014, the BPU approved NJNG's funding obligations for July 2014 to June 2015, of approximately $15.6 million. Accordingly, NJNG recorded the obligation and corresponding regulatory asset on the Consolidated Balance Sheets.

Other Regulatory Initiatives

In November 2012, NJNG filed a petition with the BPU requesting deferral accounting for uninsured incremental O&M costs associated with Superstorm Sandy, which was subsequently approved in May 2013. In March 2013, the BPU issued an Order establishing a generic proceeding to review the prudency of costs incurred by New Jersey utility companies in response to major storm events in 2011 and 2012. In July 2013, NJNG filed its detailed report including unreimbursed, uninsured incremental storm restoration costs and capital expenditures. As of September 30, 2014, NJNG has deferred $15.2 million of these costs as a regulatory asset. On October 22, 2014, the BPU approved, as prudent and reasonable, the deferred O&M storm costs to be recovered in NJNG's next base rate case to be filed no later than November 15, 2015.

In December 2012, NJNG filed a petition with the BPU requesting approval of a municipal consent in the Borough of Sayreville, New Jersey to provide natural gas distribution service to Red Oak Power, LLC, an electric generating facility. The municipal consent was approved by the BPU in September 2013. In December 2013, the BPU approved a gas service agreement between TAQA GEN-X, LLC and NJNG that allows NJNG to provide transportation service to Red Oak Power, LLC, through September 2022. Construction to connect to the plant commenced during the fourth quarter of fiscal 2014, and is anticipated to cost approximately $1 million, which will be reimbursed by Red Oak Power, LLC. Service is expected to begin in the first half of fiscal 2015.

On April 23, 2014, the BPU approved a petition filed by NJNG requesting authorization over a three-year period to issue up to $300 million of medium-term notes with a maturity of not more than 30 years, renew its revolving credit facility expiring August 2014 for up to five years, enter into interest rate risk management transactions related to debt securities and redeem, refinance or defease any of NJNG's outstanding long-term debt securities.

4.	DERIVATIVE INSTRUMENTS

The Company is subject to commodity price risk due to fluctuations in the market price of natural gas, SRECs, and electricity. To manage this risk, the Company enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas, SRECs, and electricity. In addition, the Company may utilize foreign currency derivatives as cash flow hedges of Canadian dollar denominated gas purchases. These contracts, with a few exceptions as described below, are accounted for as derivatives. Accordingly, all of the financial and certain of the Company's physical derivative instruments are recorded at fair value on the Consolidated Balance Sheets. For a more detailed discussion of the Company's fair value measurement policies and level disclosures associated with the NJR's derivative instruments, see Note 5. Fair Value.

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

As a result of NJRES entering into transactions to borrow gas, commonly referred to as “park and loans,” an embedded derivative is created related to differences between the fair value of the amount borrowed and the fair value of the amount that will ultimately be repaid, based on changes in the forward price for natural gas prices at the borrowed location over the contract term. This embedded derivative is accounted for as a forward sale in the month in which the repayment of the borrowed gas is expected to occur, and is considered a derivative transaction that is recorded at fair value on the Consolidated Balance Sheets, with changes in value recognized in current period earnings.

Changes in fair value of NJNG's financial derivative instruments are recorded as a component of regulatory assets or liabilities on the Consolidated Balance Sheets. NJNG has received regulatory approval to defer and to recover these amounts through future BGSS rates as an increase or decrease to the cost of natural gas in NJNG's tariff for gas service.

The Company elects NPNS accounting treatment on all physical commodity contracts at NJNG. These contracts are accounted for on an accrual basis. Accordingly, physical purchases are recognized in regulatory assets or liabilities on the Consolidated Balance Sheets when the contract settles and the natural gas is delivered and amortized in current period earnings based on the current BPU BGSS factor.

NJRCEV hedges certain of its expected production of SRECs through forward and futures contracts. The contracts require the Company to physically deliver the SRECs upon settlement. The Company elects NPNS accounting treatment on all SREC forward and futures contracts it enters into. NJRCEV recognizes the related revenue upon transfer of the SREC certificate to the stated counterparty.

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Consolidated Balance Sheets as of September 30:

		Fair Value
		2014		2013
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
NJRES:
Foreign currency contracts	Derivatives - current	$—	$155	$16	$3
	Derivatives - noncurrent	—	—	—	2
Fair value of derivatives designated as hedging instruments		$—	$155	$16	$5

Derivatives not designated as hedging instruments:
NJNG:
Financial commodity contracts	Derivatives - current	$2,525	$2,205	$3,502	$2,045
	Derivatives - noncurrent	82	25	121	140
NJRES:
Physical forward commodity contracts	Derivatives - current	15,391	30,778	11,282	14,573
	Derivatives - noncurrent	35	132	541	22
Financial commodity contracts	Derivatives - current	46,307	46,725	38,527	23,769
	Derivatives - noncurrent	5,537	6,533	2,099	2,294
Fair value of derivatives not designated as hedging instruments		$69,877	$86,398	$56,072	$42,843
Total fair value of derivatives		$69,877	$86,553	$56,088	$42,848

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

As of September 30, 2014, the gross notional amount of the foreign currency transactions was approximately $2.9 million, and ineffectiveness in the hedge relationship is immaterial to the financial results of NJR.

Offsetting of Derivatives

NJR transacts under master netting arrangements or equivalent agreements that allow it to offset derivative assets and liabilities with the same counterparty, however NJR's policy is to present its derivative assets and liabilities on a gross basis in the Unaudited Condensed Consolidated Balance Sheets.

The tables below summarize the reported gross amounts, the amounts that NJR has the right to offset but elects not to, financial collateral, as well as the net amounts NJR could present in the Unaudited Condensed Consolidated Balance Sheets but elects not to.

(Thousands)	Amounts Presented in Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of September 30, 2014:
Derivative assets:
NJRES
Physical forward commodity contracts	$15,426	$(11,531)	$—	$3,895
Financial commodity contracts	51,844	(51,844)	—	—
Total NJRES	$67,270	$(63,375)	$—	$3,895
NJNG
Financial commodity contracts	$2,607	$(2,230)	$(377)	$—
Derivative liabilities:
NJRES
Physical forward commodity contracts	$30,910	$(12,058)	$(1,200)	$17,652
Financial commodity contracts	53,258	(51,844)	(1,414)	—
Foreign currency contracts	155	—	—	155
Total NJRES	$84,323	$(63,902)	$(2,614)	$17,807
NJNG
Financial commodity contracts	$2,230	$(2,230)	$—	$—

As of September 30, 2013:
Derivative assets:
NJRES
Physical forward commodity contracts	$11,823	$(3,549)	$(100)	$8,174
Financial commodity contracts	40,626	(26,063)	6,870	21,433
Foreign currency contracts	16	(5)	—	11
Total NJRES	$52,465	$(29,617)	$6,770	$29,618
NJNG
Financial commodity contracts	$3,623	$(2,185)	$214	$1,652
Derivative liabilities:
NJRES
Physical forward commodity contracts	$14,595	$(3,549)	$(500)	$10,546
Financial commodity contracts	26,063	(26,063)	—	—
Foreign currency contracts	5	(5)	—	—
Total NJRES	$40,663	$(29,617)	$(500)	$10,546
NJNG
Financial commodity contracts	$2,185	$(2,185)	$—	$—

(1)	Derivative assets and liabilities are presented on a gross basis in the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Offsetting derivative instruments include: transactions with NAESB netting election, transactions held by FCM's with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

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

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations as of September 30:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated as hedging instruments:		2014	2013	2012
NJRES:
Physical commodity contracts	Operating revenues	$(48,977)	$1,117	$(7,187)
Physical commodity contracts	Gas purchases	(83,847)	(17,194)	12,967
Financial commodity contracts	Gas purchases	(118,872)	41,183	81,872
Total unrealized and realized (losses) gains		$(251,696)	$25,106	$87,652

The table above does not include gains (losses) associated with NJNG's financial derivatives that totaled $10.1 million, $1.8 million and $(25.3) million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. These derivatives are part of NJNG's risk management activities that relate to its natural gas purchases and BGSS incentive programs. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities resulting in no impact to earnings.

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

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in cash flow hedging relationships:	2014	2013	2014	2013	2014	2013
Foreign currency contracts	$(432)	$(44)	$266	$(18)	$—	$—

(1)	The settlement of foreign currency transactions over the next 12 months is expected to result in the reclassification of $(155,000) from OCI into earnings. The maximum tenor is April 2015.

NJNG and NJRES had the following outstanding long (short) derivatives as of September 30:

		Volume (Bcf)
		2014	2013
NJNG	Futures	17.3	22.6
NJRES	Futures	(62.1)	(64.2)
	Financial Options	1.2	1.5
	Physical	28.6	7.3

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Broker Margin

Generally, exchange-traded futures contracts require posted collateral, referred to as margin, usually in the form of cash. The amount of margin required is comprised of a fixed initial amount based on exchange requirements and a variable amount based on a daily mark-to-market. The Company maintains separate broker margin accounts for NJNG and NJRES. The balances as of September 30, by company, are as follows:

(Thousands)	Balance Sheet Location	2014	2013
NJNG	Broker margin - Current assets	$1,057	$213
NJRES	Broker margin - Current assets	$26,282	$6,368

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of September 30, 2014. Internally-rated exposure applies to counterparties that are not rated by S&P or Moody's. In these cases, the Company's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts, plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$143,070
Noninvestment grade	6,462
Internally-rated investment grade	9,334
Internally-rated noninvestment grade	9,366
Total	$168,232

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2014 and 2013, is $39,000 and $2 million, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on September 30, 2014 and 2013, the Company would have been required to post an additional $7,000 and $1.1 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

Liquidation of Clearing Broker

In October 2011, MF Global disclosed to the CME that it had a “significant shortfall” in its segregated customer accounts. As of the close of business on November 3, 2011, the market value of NJRES' MF Global account was $27.8 million. NJRES received distributions from the Securities Investor Protection Act Trustee totaling $9.3 million related to its CME positions. During the fourth quarter of fiscal 2012, the Company established an allowance for bad debt of $1.4 million. On October 24, 2012, NJR sold its remaining claim of $18.5 million for $17.1 million. The loss on the sale was equal to the allowance established during fiscal 2012.

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

As of September 30, the estimated fair value of long-term debt at NJNG and NJR, including current maturities and excluding capital leases, as applicable, is as follows:

(Thousands)	2014	2013
NJNG
Carrying value	$432,845	$379,845
Fair market value	$453,773	$397,175
NJR
Carrying value	$125,000	$150,000
Fair market value	$133,136	$159,343

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate, for the maturity of the specific issue and the Company's credit rating. As of September 30, 2014 and 2013, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

Level 1
Unadjusted quoted prices for identical assets or liabilities in active markets. NJR's Level 1 assets and liabilities include exchange traded futures and options contracts, listed equities and money market funds. Exchange traded futures and options contracts include all energy contracts traded on the NYMEX/CME and ICE that NJR refers internally to as basis swaps, fixed swaps, futures and financial options that are cleared through a FCM.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Level 2
Other significant observable inputs such as interest rates or price data, including both commodity and basis pricing that is observed either directly or indirectly from publications or pricing services. NJR's Level 2 assets and liabilities include over-the-counter physical forward commodity contracts and swap contracts or derivatives that are initially valued using observable quotes and are subsequently adjusted to include time value, credit risk or estimated transport pricing components for which no basis price is available. Level 2 financial derivatives consist of transactions with non-FCM counterparties (basis swaps, fixed swaps and/or options). For some physical commodity contracts the Company utilizes transportation tariff rates that are publicly available and that it considers to be observable inputs that are equivalent to market data received from an independent source. There are no significant judgments or adjustments applied to the transportation tariff inputs and no market perspective is required. Even if the transportation tariff input was considered to be a “model,” it would still be considered to be a Level 2 input as:

1)     The data is widely accepted and public

2)    The data is non-proprietary and sourced from an independent third party

3)    The data is observable and published

These additional adjustments are generally not considered to be significant to the ultimate recognized values.

Level 3	Inputs derived from a significant amount of unobservable market data. These include NJR's best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

NJNG's and NJRES' financial derivatives portfolios consist mainly of futures, options and swaps. NJR primarily uses the market approach and its policy is to use actively quoted market prices when available. The principal market for its derivative transactions is the natural gas wholesale market, therefore, the primary source for its price inputs is CME/NYMEX. NJRES also uses ICE, Platts, and Natural Gas Exchange for Canadian delivery points. However, NJRES also engages in transactions that result in transporting natural gas to delivery points for which there is no actively quoted market price. In most instances, the transportation cost to the final delivery location is not significant to the overall valuation. If required, NJRES' policy is to use the best information available to determine fair value based on internal pricing models, which would include estimates extrapolated from broker quotes or other pricing services.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2014:
Assets
Physical forward commodity contracts	$—	$15,426	$—	$15,426
Financial derivative contracts - natural gas	54,451	—	—	54,451
Available for sale equity securities - energy industry (1)	10,672	—	—	10,672
Other (2)	1,299	—	—	1,299
Total assets at fair value	$66,422	$15,426	$—	$81,848
Liabilities
Physical forward commodity contracts	$—	$30,910	$—	$30,910
Financial commodity contracts - natural gas	55,488	—	—	55,488
Financial commodity contracts - foreign exchange	—	155	—	155
Total liabilities at fair value	$55,488	$31,065	$—	$86,553

As of September 30, 2013:
Assets
Physical forward commodity contracts	$—	$11,823	$—	$11,823
Financial derivative contracts - natural gas	44,249	—	—	44,249
Financial commodity contracts - foreign exchange	—	16	—	16
Available for sale equity securities - energy industry (1)	11,716	—	—	11,716
Other (2)	1,129	—	—	1,129
Total assets at fair value	$57,094	$11,839	$—	$68,933
Liabilities
Physical forward commodity contracts	$—	$14,595	$—	$14,595
Financial derivative contracts - natural gas	28,248	—	—	28,248
Financial commodity contracts - foreign exchange	—	5	—	5
Total liabilities at fair value	$28,248	$14,600	$—	$42,848

(1)	Included in other noncurrent assets on the Consolidated Balance Sheets.

(2)	Includes various money market funds in Level 1.

6.	INVESTMENTS IN EQUITY INVESTEES

Investments in equity investees includes NJR's equity method and cost method investments.

Equity Method Investments

During the fourth quarter of fiscal 2014, NJR, through a subsidiary, NJR Pipeline Company, formed PennEast with four other investors, with another investor joining in October 2014, plans to construct and operate a 108-mile pipeline that will extend from northeast Pennsylvania to western New Jersey.

As of September 30, NJR's equity method investments include the following:

(Thousands)	2014	2013
Steckman Ridge (1)	$128,413	$129,707
Iroquois	24,042	23,084
PennEast	555	—
Total	$153,010	$152,791
(1)Includes loans with a total outstanding principal balance of $70.4 million for both fiscal 2014 and 2013, which accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJRES and NJNG have entered into transportation, storage and park and loan agreements with Steckman Ridge and Iroquois. In addition, NJNG has entered into a precedent capacity agreement with PennEast with an estimated service date of November 1, 2017. See Note 15. Related Party Transactions for more information on these intercompany transactions.

Cost Method Investments

In fiscal 2012, NJR invested $8.8 million in OwnEnergy, a developer of onshore wind projects, for an 18.7 percent ownership interest and the option, but not the obligation, to purchase certain qualified projects.

During fiscal 2014, NJRCEV agreed to acquire the development rights to the following onshore wind farms from OwnEnergy:

•	a $21.2 million 9.7 MW project in Two Dot, Montana that was completed in June 2014; and

•	a $42 million, 20 MW project in Carroll County, Iowa that is currently under construction and expected to be operational in the second quarter of fiscal 2015.

Accordingly, NJRCEV reclassified $2.4 million associated with the wind purchase option from its investment to property, plant and equipment on the Consolidated Balance Sheets, which represents the costs associated with the rights to develop the projects above.

During the fourth quarter of fiscal 2014, due to its concerns surrounding the ability of OwnEnergy to fulfill its future obligation to present qualified projects to NJRCEV for investment, the Company reassessed the value of its cost method investment, as well as remaining value of its wind purchase option and determined that it was other-than-temporarily impaired. As a result, NJRCEV recognized an impairment loss of $6.4 million, $3.8 million after tax, which is included in other income, net on the Consolidated Statements of Operations.

On October 9, 2014, NJRCEV also acquired the development rights to an $85 million, 48 MW wind project in Rush County, Kansas that is currently under construction and is expected to commence commercial operation in the first quarter of fiscal 2016.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for the fiscal years ended September 30:

(Thousands, except per share amounts)	2014	2013	2012
Net income, as reported	$141,970	$114,809	$92,879
Basic earnings per share
Weighted average shares of common stock outstanding-basic	42,099	41,658	41,527
Basic earnings per common share	$3.37	$2.76	$2.24
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	42,099	41,658	41,527
Incremental shares (1)	362	156	105
Weighted average shares of common stock outstanding-diluted	42,461	41,814	41,632
Diluted earnings per common share (2)	$3.34	$2.75	$2.23

(1)	Incremental shares consist of stock options, stock awards and performance units.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for fiscal 2014, 2013 and 2012.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

8.	DEBT

NJNG and NJR finance working capital requirements and capital expenditures through the issuance of various long-term debt and other financing arrangements, including unsecured credit and private placement debt shelf facilities. Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit.

The following table presents the long-term debt of the Company as of September 30:

(Thousands)			2014	2013
NJNG
First mortgage bonds:		Maturity date:
5.00%	Series HH	December 1, 2038	$—	$12,000
4.50%	Series II	August 1, 2023	10,300	10,300
4.60%	Series JJ	August 1, 2024	10,500	10,500
4.90%	Series KK	October 1, 2040	15,000	15,000
5.60%	Series LL	May 15, 2018	125,000	125,000
Variable	Series MM	September 1, 2027	9,545	9,545
Variable	Series NN	August 1, 2035	41,000	41,000
Variable	Series OO	August 1, 2041	46,500	46,500
3.15%	Series PP	April 15, 2028	50,000	50,000
4.77%	Unsecured senior notes	March 15, 2014	—	60,000
3.58%	Series QQ	March 13, 2024	70,000	—
4.61%	Series RR	March 13, 2044	55,000	—
Capital lease obligation-buildings		June 1, 2021	18,726	20,381
Capital lease obligation-meters		Various dates	31,143	31,261
Capital lease obligation-equipment		December 1, 2013	—	42
Less: Current maturities of long-term debt			(9,505)	(68,643)
Total NJNG long-term debt			473,209	362,886
NJR
6.05%	Unsecured senior notes	September 24, 2017	50,000	50,000
1.94%	Unsecured senior notes	September 17, 2015	25,000	25,000
2.51%	Unsecured senior notes	September 17, 2018	25,000	25,000
3.25%	Unsecured senior notes	September 17, 2022	50,000	50,000
Less: Current maturities of long-term debt			(25,000)	—
Total NJR long-term debt			125,000	150,000
Total long-term debt			$598,209	$512,886

Annual long-term debt redemption requirements, excluding capital leases, as of September 30, are as follows:

(Millions)	NJNG	NJR
2015	$—	$25.0
2016	$—	$—
2017	$—	$50.0
2018	$125.0	$25.0
2019	$—	$—
Thereafter	$307.8	$50.0

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJNG First Mortgage Bonds

NJNG and Trustee, entered into the New Mortgage Indenture, dated September 1, 2014, which secures all of the outstanding First Mortgage Bonds issued under the Old Mortgage Indenture. The New Mortgage Indenture provides a direct first mortgage lien upon substantially all of the operating properties and franchises of NJNG (other than excepted property, such as cash on hand, choses-in-action, securities, rent, natural gas meters and certain materials, supplies, appliances and vehicles), subject only to certain permitted encumbrances. The New Mortgage Indenture contains provisions subjecting after-acquired property (other than excepted property and subject to pre-existing liens, if any, at the time of acquisition) to the lien thereof.

NJNG's New Mortgage Indenture no longer contains a restriction on the ability of NJNG to pay dividends. New Jersey Administrative Code 14:4-4.7 states that a public utility cannot issue dividends if it's equity to total capitalization ratio falls below 30 percent without regulatory approval. As of September 30, 2014, NJNG equity to total capitalization ratio is 50.9 percent and has the ability to issue up to $841.2 million of FMBs under the terms of the New Mortgage Indenture.

In August 2011, NJNG completed a refunding of its outstanding Auction-Rate Securities whereby the EDA issued three series of Variable Rate Demand Notes with a total principal amount of $97 million with maturity dates ranging from September 2027 to August 2041. NJNG and the EDA entered into a Loan Agreement securing the payment of principal and interest on the notes by NJNG with a pledge of $97 million principal amount of First Mortgage Bonds issued by NJNG. This agreement was amended and restated effective September 1, 2014, to accommodate a new variable interest rate mode. In connection with the change in interest rate mode, NJNG entered into a Continuing Covenant Agreement dated as of September 24, 2014, with Wells Fargo Municipal Capital Strategies, LLC, pursuant to which Wells Fargo agreed to buy the EDA Bonds. Each series of EDA Bonds is expected to accrue interest for five years at a variable rate determined monthly, which rate is initially calculated as .55 percent plus 70 percent of one month LIBOR, subject to earlier redemption or conversion to another interest rate mode. The EDA Bonds are not subject to optional tender while they bear interest at a LIBOR index rate. Any remaining unamortized extinguished debt costs, will be amortized over the life of the new EDA Bonds in accordance with ASC 980, Regulated Operations, therefore, there was no impact to income upon extinguishment.

The rates on these types of investments are generally correlated with the Securities Industry and Financial Markets Association Municipal Swap Index and will initially accrue interest at a daily rate, with a maximum rate of 12 percent per annum. As of September 30, 2014, the interest rate on the EDA Bonds was .66 percent.

On April 15, 2013, NJNG issued $50 million of 3.15 percent senior secured notes due April 15, 2028, in the private placement market pursuant to a note purchase agreement entered into on February 8, 2013. Interest is payable semi-annually. The proceeds were used to refinance short-term debt and will fund capital expenditure requirements.

On March 13, 2014, NJNG issued $70 million of 3.58 percent senior notes due March 13, 2024, and $55 million of 4.61 percent senior notes due March 13, 2044, secured by First Mortgage Bonds in the private placement market pursuant to a note purchase agreement entered into on February 7, 2014. The proceeds were used to pay down short-term debt and redeem NJNG's $60 million, 4.77 percent private placement bonds on March 15, 2014.

On May 27, 2014, NJNG redeemed the $12 million, 5 percent Series HH bonds, which were callable as of December 1, 2013.

NJNG Sale-Leasebacks

NJNG has entered into a sale-leaseback for its headquarters building, which has a 25.5-year term that expires in June 2021, subject to an option by NJNG to renew the lease for additional five-year terms a maximum of four times. The present value of the agreement's minimum lease payments is reflected as both a capital lease asset and a capital lease obligation, which are included in utility plant and long-term debt, respectively, on the Consolidated Balance Sheets.

NJNG received $7.6 million, $7.1 million and $6.5 million for fiscal 2014, 2013 and 2012, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. During fiscal 2014, 2013 and 2012, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $956,000, $752,000 and $1 million, respectively. This sale-leaseback program is expected to continue on an annual basis.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Contractual commitments for capital lease payments, as of the fiscal years ended September 30, are as follows:

(Millions)	Lease Payments
2015	$11.9
2016	12.1
2017	11.0
2018	9.1
2019	6.3
Thereafter	7.6
Subtotal	58.0
Less: interest component	(8.1)
Total	$49.9

NJR Long-term Debt

NJR has two unsecured, uncommitted private placement debt shelf note agreements. These debt shelf note agreements are to be used for general corporate purposes, including working capital and capital expenditures.

The first agreement was entered into with Prudential on June 30, 2011, in the amount of $75 million, which expired on June 30, 2014, and was amended effective July 25, 2014, by the First Amendment to the Prudential Facility, which allowed for another $100 million under the Prudential Facility. As of September 30, 2014, NJR had $50 million at 3.25 percent outstanding under this agreement, which will mature on September 17, 2022, and $100 million in notes at 3.48 percent due November 7, 2024.

On September 26, 2013, NJR entered into an unsecured, uncommitted $100 million private placement shelf note agreement with MetLife. The MetLife Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to MetLife or certain of MetLife's affiliates from time to time during a three-year issuance period ending September 26, 2016, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. The notes issued under the MetLife Facility will be guaranteed by certain unregulated subsidiaries of NJR. As of September 30, 2014, $100 million remains available for borrowing under the MetLife Facility.

Additionally, NJR entered into another debt shelf note agreement on May 12, 2011, in the amount of $100 million, which expired on May 10, 2013. As of September 30, 2014, NJR had two series of notes outstanding under this agreement, $25 million at 1.94 percent, which will mature on September 15, 2015 and $25 million at 2.51 percent, which will mature on September 15, 2018. Notes issued under these agreements are guaranteed by certain unregulated subsidiaries of the Company.

NJR had no long-term, variable-rate debt outstanding as of September 30, 2014 and 2013.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

A summary of NJR's and NJNG's short-term bank facilities as of September 30, are as follows:

(Thousands)	2014	2013
NJR
Bank revolving credit facilities (1)	$425,000	$325,000
Notes outstanding at end of period	$148,000	$97,000
Weighted average interest rate at end of period	1.08%	1.00%
Amount available at end of period (2)	$256,484	$210,110
Bank term loan	$—	$100,000
Loan outstanding at end of period	$—	$100,000
Weighted average interest rate at end of period	—%	0.74%
Amount available at end of period	$—	$—
Bank letter of credit facility (3) (4)	$—	$10,000
NJNG
Bank credit facility dedicated to EDA Bonds (1) (4)	$—	$100,000
Bank revolving credit facilities (1)	$250,000	$250,000
Commercial paper outstanding at end of period	$153,000	$168,600
Weighted average interest rate at end of period	.12%	.13%
Amount available at end of period (5)	$96,269	$81,400

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $20.5 million and $17.9 million as of September 30, 2014 and 2013, respectively, which reduces amount available by the same amount.

(3)	Uncommitted, expired on June 5, 2014.

(4)	There were no borrowings outstanding as of September 30, 2014 and 2013, respectively.

(5)	Letters of credit outstanding total $731,000 and $266,000 as of September 30, 2014 and 2013, respectively, which reduces amount available by the same amount.

NJR Short-term Debt

NJR had a $325 million unsecured committed credit facility expiring August 22, 2017. On January 24, 2014, NJR entered into an agreement for a $50 million unsecured, committed credit line. The credit line was put in place primarily to provide additional working capital to NJRES to meet any potential margin calls that may arise in NJRES' normal course of business. Effective January 31, 2014, NJR utilized the accordion option available under the NJR Credit Facility to increase the amount of credit available from $325 million to $425 million. The additional credit line was thereby terminated on the same date. The credit facility is used primarily to finance its share repurchases, to satisfy NJRES' short-term liquidity needs and to finance, on an initial basis, unregulated investments.

As of September 30, 2014, NJR has six letters of credit outstanding totaling $20.5 million. One letter of credit for $15 million is issued on behalf of NJRES and five letters of credit, which total $5.5 million, are issued on behalf of NJRCEV. These letters of credit reduce the amount available under NJR's committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

NJRES' letter of credit is used for margin requirements for natural gas transactions and expires on December 31, 2014. NJRCEV's letters of credit are used to secure construction of ground-mounted solar projects and to secure obligations pursuant to an Interconnection Services Agreement. They expire on dates ranging from November 27, 2014 to August 21, 2015.

On September 13, 2013, NJR, as borrower, and certain of its unregulated subsidiaries, as guarantors, entered into an unsecured one-year $100 million Term Loan Credit Agreement with JPMorgan that expired on September 15, 2014, and was not replaced.

On June 5, 2013, NJR entered into a new agreement permitting the issuance of stand-alone letters of credit for up to $10 million, which expired on June 5, 2014.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

On October 24, 2014, NJR entered into a $100 million uncommitted line of credit agreement, with Santander Bank, N.A., expiring on October 23, 2015.

Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

NJNG Short-term Debt

NJNG had a $250 million unsecured committed credit facility, which was due to expire in August 2014. On May 15, 2014, NJNG replaced the facility with a new $250 million, five-year, revolving, unsecured credit facility expiring in May 2019. The new NJNG Credit Facility permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $15 million increments up to a maximum of $50 million at the lending banks' discretion. As of September 30, 2014, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $153 million.

As of September 30, 2014, NJNG has two letters of credit outstanding for $731,000. NJNG's letters of credit are used for collateral for remediation projects and expire on August 11, 2015. These letters of credit reduce the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparty, and will be renewed as necessary.

NJNG entered into the JPMC Facility, which was a $100 million four-year credit facility that was due to expire in August 2015, to provide liquidity support in the event of a failed remarketing of the EDA Bonds and to ensure payment of principal and interest. The JPMC Facility was terminated on September 26, 2014 as a result of the change in the interest rate mode on the EDA bonds.

9.	STOCK-BASED COMPENSATION

In January 2007, the NJR 2007 Stock Award and Incentive Plan replaced the 2002 Employee and Outside Director Long-Term Incentive Plan. Shares have been issued in the form of options, performance shares, restricted stock and deferred retention stock. The Outside Director Stock Compensation Plan allows for the issuance of non-restricted shares to non-employee directors. As of September 30, 2014, 1,596,316 and 28,897 shares remain available for future issuance to employees and directors, respectively.

The following table summarizes all stock-based compensation expense recognized during the following fiscal years:

(Thousands)	2014	2013	2012
Stock-based compensation expense:
Performance share awards	$2,509	$1,049	$1,276
Restricted and non-restricted stock	1,664	1,081	1,362
Deferred retention stock	13,643	1,326	2,733
Compensation expense included in operation and maintenance expense	17,816	3,456	5,371
Income tax benefit	(7,278)	(1,412)	(2,194)
Total, net of tax	$10,538	$2,044	$3,177

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Stock Options

The following table summarizes the stock option activity for the past three fiscal years:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2011	109,763	$27.84
Granted	—	—
Exercised	(28,138)	$25.30
Forfeited	—	—
Outstanding at September 30, 2012	81,625	$28.71
Granted	—	—
Exercised	(15,000)	$25.08
Forfeited	—	—
Outstanding at September 30, 2013	66,625	$29.53
Granted	—	—
Exercised	(42,500)	$26.26
Forfeited	—	—
Outstanding at September 30, 2014	24,125	$30.00
Exercisable at September 30, 2014	24,125	$30.00
Exercisable at September 30, 2013	66,625	$29.53
Exercisable at September 30, 2012	81,625	$28.71

There are no costs related to outstanding options for the stock options listed above. During fiscal 2014 and fiscal 2013, NJR received proceeds of $1.2 million and $376,000, respectively, from the exercise of stock options.

The following table summarizes stock options outstanding and exercisable as of September 30, 2014:

	Outstanding and Exercisable
Exercise Price Range	Number Of Stock Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$28.65 - $30.37	24,125	0.6	$30.00	$495

Performance Shares

In fiscal 2014, the Company granted to various officers 34,577 performance shares, which are market condition awards that vest on September 30, 2016, subject to the Company meeting certain performance conditions. In fiscal 2014, the Company also granted to various officers 39,287 performance shares, of which 25,240 vest in September 2016 and 14,047 vest annually over a three year period beginning in September 2014, both of which are subject to the Company meeting certain performance conditions. In fiscal 2013, the Company granted to various officers 49,904 performance shares, which are market condition awards that vest on September 30, 2015, subject to the Company meeting certain performance conditions. In fiscal 2012, the Company granted to various officers 28,418 performance shares, which vested on September 30, 2014. There is $2.2 million of deferred compensation related to unvested performance shares that is expected to be recognized over the next two years.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the performance share activity under the NJR 2007 Stock Award and Incentive Plan for the past three fiscal years:

	Shares (1)	Weighted Average Grant Date Fair Value
Non-vested and outstanding at September 30, 2011	106,027	$28.04
Granted	28,418	$47.17
Vested (2)	(49,702)	30.08
Cancelled/forfeited	—	—
Non-vested and outstanding at September 30, 2012	84,743	$33.26
Granted	49,904	$30.74
Vested	—	—
Cancelled/forfeited (3)	(56,325)	26.24
Non-vested and outstanding at September 30, 2013	78,322	$36.70
Granted	73,864	$40.55
Vested (4)	(28,418)	47.17
Cancelled/forfeited	—	—
Non-vested and outstanding at September 30, 2014	123,768	$36.59

(1)
The number of common shares issued related to performance shares may range from zero to 150 percent of the number of shares shown in the table above based on the Company's achievement of performance goals.

(2)
As certified by the Company's Leadership and Compensation Committee on November 13, 2012, the number of common shares related to performance shares and market condition shares earned was 68.8 percent , or 15,427 shares and 70 percent, or 19,095 shares, respectively. The number represented on this line is the target number of 100 percent. See footnote (1) above.

(3)
As certified by the Company's Leadership and Compensation Committee on November 12, 2013, the number of common shares granted in fiscal 2011 related to performance shares and market condition shares earned was zero. The number represented on this line is the target number of 100 percent. See footnote (1) above.

(4)
As certified by the Company's Leadership and Compensation Committee on November 11, 2014, the number of common shares related to performance shares earned was 150 percent, or 42,627 shares, excluding accumulated dividends. The number represented on this line is the target number of 100 percent. See footnote (1) above.

The Company measures compensation expense related to performance shares based on the fair value of these awards at their date of grant. In accordance with ASC 718, Compensation - Stock Compensation, compensation expense for market condition grants are recognized for awards granted, and are not adjusted based on actual achievement of the performance goals. The Company estimated the fair value of these grants on the date of grant using a lattice model. Performance condition grants are initially fair valued at the company's stock price on grant date, and are subsequently adjusted for actual achievement of the performance goals.

Restricted Stock

In fiscal 2014, the company granted 16,678 shares of restricted stock that will vest annually over a three year period beginning in October 2014. In fiscal 2013, the company granted 2,139 shares of restricted stock that will vest in October 2015. In fiscal 2012, the company granted 1,929 shares of restricted stock that vested in October 2014. There is $576,000 of deferred compensation related to unvested restricted stock shares that is expected to be recognized over the next two years.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the restricted stock activity under the NJR 2007 Stock Award and Incentive Plan for the past three fiscal years:

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2011	77,097	$39.90	—
Granted	1,929	$47.17	—
Vested	(19,680)	$39.10	$879
Cancelled/forfeited	—	—	—
Non-vested and outstanding at September 30, 2012	59,346	$40.40	—
Granted	2,139	$40.62	—
Vested (1)	(19,680)	$39.10	$888
Cancelled/forfeited	(2,550)	$40.74	—
Non-vested and outstanding at September 30, 2013	39,255	$41.05	—
Granted	16,678	$45.56	—
Vested (1)	(34,230)	$40.74	$1,534
Cancelled/forfeited	(958)	$40.74	—
Non-vested and outstanding at September 30, 2014	20,745	$45.20	—

Deferred Retention Stock

Deferred retention stock awards vest immediately when granted, with shares delivered at a future date in accordance with the terms of the underlying agreements. The expense for these awards is recognized in the fiscal year in which services are rendered and the related shares are granted upon approval by the Board of Directors, which generally occurs subsequent to the fiscal year end.

The following table summarizes the deferred retention stock award under the NJR 2007 Stock Award and Incentive Plan for the past three fiscal years:

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Outstanding at September 30, 2011	106,730	$35.37	—
Granted/Vested	49,171	$47.17	—
Delivered	(103,903)	$35.37	$4,787
Forfeited	(2,827)	35.37	—
Outstanding at September 30, 2012	49,171	$47.17	—
Granted/Vested	67,295	$40.62	—
Delivered	—	—	—
Forfeited	(4,673)	$43.44	—
Outstanding at September 30, 2013	111,793	$43.38	—
Granted/Vested	28,985	$45.75	—
Delivered	—	—	—
Forfeited	(2,387)	$42.94	—
Outstanding at September 30, 2014	138,391	$43.89	—

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Non-Employee Director Stock

Non-employee director compensation includes an annual retainer that is awarded in stock. In January 2014, the company issued 15,848 shares for the annual retainer with a weighted average fair value of $44.80 per share. The shares vested immediately and are amortized to expense over a 12 month period. As of September 30, 2014, there is $177,000 of expense remaining to be recognized through December 31, 2014. In January 2013 and January 2012, the company issued 16,262 and 10,800 shares for the annual retainer with weighted average fair values of $39.97 and $48.18, respectively.

10.	EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The Company has two trusteed, noncontributory defined benefit retirement plans covering eligible regular represented and nonrepresented employees with more than one year of service. Defined benefit plan benefits are based on years of service and average compensation during the highest sixty consecutive months of employment. The Company also provides postemployment medical and life insurance benefits to employees who meet certain eligibility requirements.

All represented employees of NJRHS hired on or after October 1, 2000, non-represented employees hired on or after October 1, 2009, and NJNG represented employees hired on or after January 1, 2012, are covered by an enhanced defined contribution plan instead of the defined benefit plan. Participation in the postemployment medical and life insurance plan was also frozen to new employees as of the same dates, with the exception of new NJRHS represented employees, for which benefits were frozen beginning April 3, 2012.

The Company also maintains an unfunded nonqualified PEP that was established to provide employees with the full level of benefits as stated in the qualified plan without reductions due to various limitations imposed by the provisions of federal income tax laws and regulations. There were no plan assets in the nonqualified plan due to the nature of the plan.

During the fourth quarter of fiscal 2014, the Company implemented a voluntary early retirement program to certain employees and recognized an expense of approximately $5 million, including pension and postemployment benefit costs of $3.5 million related to special termination benefits, and $1.5 million related to other severance benefits.

The Company's funding policy for its pension plans is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. In fiscal 2014 and 2013, the Company had no minimum funding requirements. The Company made no discretionary contributions to the pension plans in fiscal 2014, and contributed $20 million in fiscal 2013. The Company elected to make this discretionary tax-deductible contribution to improve the funded status of the pension plans. The Company does not expect to be required to make additional contributions to fund the pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans.

There are no Federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. The Company contributed $5 million and $6 million, respectively, in fiscal 2014 and 2013 and estimates that it will contribute between $4 million to $6 million over the next five years. Additional contributions may be required based on market conditions and changes to assumptions.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following summarizes the changes in the funded status of the plans and the related liabilities recognized on the Consolidated Balance Sheets as of September 30:

	Pension (1)		OPEB
(Thousands)	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$198,826	$211,136	$112,771	$121,027
Service cost	6,143	6,871	3,923	4,686
Interest cost	10,066	8,942	5,734	5,148
Plan participants' contributions	47	49	38	32
Special termination benefits	2,814	—	648	—
Actuarial loss (gain)	21,440	(22,288)	6,792	(15,645)
Benefits paid, net of retiree subsidies received	(11,637)	(5,884)	(2,133)	(2,477)
Benefit obligation at end of year	$227,699	$198,826	$127,773	$112,771
Change in plan assets
Fair value of plan assets at beginning of year	$200,236	$166,664	$49,555	$41,090
Actual return on plan assets	22,923	19,323	4,590	5,120
Employer contributions	85	20,083	4,970	5,977
Benefits paid, net of plan participants' contributions	(11,591)	(5,834)	(2,206)	(2,632)
Fair value of plan assets at end of year	$211,653	$200,236	$56,909	$49,555
Funded status	$(16,046)	$1,410	$(70,864)	$(63,216)
Amounts recognized on Consolidated Balance Sheets
Postemployment employee benefit (liability) asset
Current	$(100)	$(96)	$(136)	$(100)
Noncurrent	(15,946)	1,506	(70,728)	(63,116)
Total	$(16,046)	$1,410	$(70,864)	$(63,216)

(1)	Includes the Company's PEP.

The Company recognizes a liability for its underfunded benefit plans as required by the Compensation - Retirement Benefits Topic of the ASC. The Company records the offset to regulatory assets for the portion of liability relating to its regulated utility and to accumulated other comprehensive income for the portion of the liability related to its non-regulated operations.

The following table summarizes the amounts recognized in regulatory assets and accumulated other comprehensive income as of September 30:

	Regulatory Assets			Accumulated Other Comprehensive Income (Loss)
	Pension	OPEB		Pension	OPEB
Balance at September 30, 2012	$80,449	$58,799	(1)	$25,183	$1,511
Amounts arising during the period:
Net actuarial (gain)	(17,961)	(13,523)		(8,826)	(3,589)
Amounts amortized to net periodic costs:
Net actuarial (loss)	(5,719)	(3,743)		(1,927)	(114)
Prior service (cost) credit	(105)	301		(3)	54
Net transition obligation	—	(22)		—	(4)
Balance at September 30, 2013	$56,664	$41,812		$14,427	$(2,142)
Amounts arising during the period:
Net actuarial loss	10,563	4,277		6,243	2,098
Amounts amortized to net periodic costs:
Net actuarial (loss) gain	(5,326)	(2,607)		(3,085)	107
Prior service (cost) credit	(107)	303		(4)	54
Net transition obligation	—	(11)		—	—
Balance at September 30, 2014	$61,794	$43,774		$17,581	$117

(1)	Balance represents amounts recognized in accordance with ASC 715 and excludes $308,000 associated with a regulatory asset approved by the BPU for fiscal 2012.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The amounts in regulatory assets and accumulated other comprehensive income not yet recognized as components of net periodic benefit cost as of September 30 are:

	Regulatory Assets				Accumulated Other Comprehensive Income (Loss)
	Pension		OPEB		Pension		OPEB
(Thousands)	2014	2013	2014	2013	2014	2013	2014	2013
Net actuarial loss (gain)	$60,797	$55,559	$45,809	$44,140	$17,570	$14,412	$425	$(1,782)
Prior service cost (credit)	997	1,105	(2,035)	(2,339)	11	15	(308)	(360)
Net transition obligation	—	—	—	11	—	—	—	—
Total	$61,794	$56,664	$43,774	$41,812	$17,581	$14,427	$117	$(2,142)

Amounts included in regulatory assets and accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in fiscal 2015 are as follows:

	Regulatory Assets		Accumulated Other Comprehensive Income (Loss)
(Thousands)	Pension	OPEB	Pension	OPEB
Net actuarial loss	$5,305	$2,911	$1,680	$32
Prior service cost (credit)	108	(311)	3	(54)
Total	$5,413	$2,600	$1,683	$(22)

The accumulated benefit obligation for the pension plans, including the PEP, exceeded the fair value of plan assets. The projected benefit and accumulated benefit obligations and the fair value of plan assets as of September 30, are as follows:

	Pension
(Thousands)	2014	2013
Projected benefit obligation	$227,699	$198,826
Accumulated benefit obligation	$198,058	$176,172
Fair value of plan assets	$211,653	$200,236

The components of the net periodic cost for pension benefits, including the Company's PEP, and OPEB costs (principally health care and life insurance) for employees and covered dependents for fiscal years ended September 30, are as follows:

	Pension			OPEB
(Thousands)	2014	2013	2012	2014	2013	2012
Service cost	$6,143	$6,871	$5,375	$3,923	$4,686	$3,584
Interest cost	10,066	8,942	8,825	5,734	5,148	5,133
Expected return on plan assets	(15,475)	(14,825)	(12,685)	(4,174)	(3,653)	(2,746)
Recognized actuarial loss	5,596	7,646	5,015	2,500	3,857	2,894
Prior service cost (credit) amortization	111	108	46	(357)	(355)	25
Recognized net initial obligation	—	—	—	11	26	356
Net periodic benefit cost	$6,441	$8,742	$6,576	$7,637	$9,709	$9,246
Special termination benefit	2,814	—	—	648	—	—
Net periodic benefit cost recognized as expense	$9,255	$8,742	$6,576	$8,285	$9,709	$9,246

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The weighted average assumptions used to determine benefit costs during the fiscal year and obligations as of September 30, are as follows:

	Pension				OPEB
	2014		2013	2012	2014	2013	2012
Benefit costs:
Discount rate	5.15%		4.30%	5.25%	5.15%	4.30%	5.25%
Expected asset return	8.25%		8.50%	8.25%	8.25%	8.50%	8.25%
Compensation increase	3.25%		3.25%	3.25%	3.50%	3.25%	3.25%

Obligations:
Discount rate	4.55%		5.15%	4.30%	4.55%	5.15%	4.30%
Compensation increase	3.25/3.50%	(1)	3.25%	3.25%	3.50%	3.25%	3.25%

(1)	Percentages for represented and nonrepresented plans, respectively.

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

Information relating to the assumed HCCTR used to determine expected OPEB benefits as of September 30, and the effect of a one percent change in the rate, are as follows:

($ in thousands)	2014	2013	2012
HCCTR	7.1%	7.3%	7.5%
Ultimate HCCTR	4.8%	4.8%	4.8%
Year ultimate HCCTR reached	2022	2022	2022

Effect of a 1 percentage point increase in the HCCTR on:
Year-end benefit obligation	$20,965	$18,008	$21,278
Total service and interest cost	$1,885	$2,156	$1,868
Effect of a 1 percentage point decrease in the HCCTR on:
Year-end benefit obligation	$(16,932)	$(14,629)	$(17,034)
Total service and interest costs	$(1,493)	$(1,675)	$(1,457)

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

The mix and targeted allocation of the pension and OPEB plans' assets are as follows:

	2015	Assets at
	Target	September 30,
Asset Allocation	Allocation	2014	2013
U.S. equity securities	40%	39%	42%
International equity securities	20	20	22
Fixed income	40	41	36
Total	100%	100%	100%

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

(Thousands)	Pension	OPEB
2015	$7,176	$3,509
2016	$8,102	$4,292
2017	$8,513	$4,735
2018	$9,309	$5,197
2019	$10,017	$5,705
2020 - 2024	$62,977	$37,063

The Company 's OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D. Therefore, under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company qualifies for federal subsidies.

The estimated subsidy payments are:

Estimated Subsidy Payment
Fiscal Year	(Thousands)
2015	$201
2016	$225
2017	$249
2018	$274
2019	$300
2020 - 2024	$2,030

Pension and OPEB assets held in the master trust, measured at fair value, as of September 30, are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)
(Thousands)	Pension		OPEB
Assets	2014	2013	2014	2013
Money market funds	$50	$3	$1,154	$1,150
Registered Investment Companies-
Equity Funds
Large Cap Index	70,358	69,707	19,092	16,419
Extended Market Index	12,475	14,736	3,733	3,444
International Stock	41,833	42,792	10,309	10,033
Fixed Income Funds
Emerging Markets	10,029	8,754	2,798	2,163
Core Fixed Income	—	—	6,522	11,684
Opportunistic Income	—	—	3,960	—
Ultra Short Duration	—	—	3,761	—
High Yield Bond Fund	21,054	19,850	5,580	4,662
Long Duration Fund	55,854	44,394	—	—
Total assets at fair value	$211,653	$200,236	$56,909	$49,555

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Plan had no Level 2 or Level 3 fair value measurements during the two fiscal years and there have been no changes in valuation methodologies as of September 30, 2014. The following is a description of the valuation methodologies used for assets measured at fair value:
Money Market funds — Represents bank balances and money market funds that are valued based on the net asset value of shares held at year end.

Registered Investment Companies — Equity and fixed income funds valued at the net asset value of shares held by the plan at year end as reported on the active market on which the individual securities are traded.

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

Defined Contribution Plan

The Company offers a Savings Plan to eligible employees. As of January 1, 2014, the Company matches 60 percent of participants' contributions up to 6 percent of base compensation. Represented NJRHS employees, non-represented employees hired on or after October 1, 2009, and NJNG represented employees hired on or after January 1, 2012, are eligible for an employer special contribution of between 3 and 4 percent of base compensation, depending on years of service, into the Savings Plan on their behalf. The amount expensed and contributed for the matching provision of the Savings Plan was $2.2 million in fiscal 2014, $1.9 million in fiscal 2013 and $1.7 million in fiscal 2012. The amount contributed for the employer special contribution of the Savings Plan was $374,000 in fiscal 2014, $193,000 in fiscal 2013 and $143,000 in fiscal 2012.

11.	ASSET RETIREMENT OBLIGATIONS

NJR recognizes AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which is required by New Jersey law when taking such gas distribution pipeline out of service.

The following is an analysis of the change in the ARO liability for the fiscal year ended September 30:

(Thousands)	2014	2013
Balance at October 1	$28,711	$27,983
Accretion	2,012	1,892
Additions	925	533
Retirements	(1,153)	(1,697)
Balance at period end	$30,495	$28,711

Accretion amounts are not reflected as an expense on NJR's Consolidated Statements of Operations, but rather are deferred as a regulatory asset and netted against NJNG's regulatory liabilities, for presentation purposes, on the Consolidated Balance Sheets.

Accretion for the next five years is estimated to be as follows:

(Thousands)
Fiscal Year Ended September 30,	Estimated Accretion
2015	$2,075
2016	2,139
2017	2,194
2018	2,248
2019	2,303
Total	$10,959

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

12.	INCOME TAXES

A reconciliation of the U.S. federal statutory rate of 35 percent to the effective rate from operations for the fiscal years ended September 30, 2014, 2013 and 2012 is as follows:

(Thousands)	2014	2013	2012
Statutory income tax expense	$67,834	$52,661	$35,213
Change resulting from
State income taxes	7,785	5,168	5,434
Depreciation and cost of removal	(4,437)	(5,769)	(3,999)
Investment tax credits	(23,083)	(18,749)	(34,397)
Basis adjustment of solar assets due to ITC	3,959	3,225	5,974
Other	(218)	(961)	(496)
Income tax provision	$51,840	$35,575	$7,729
Effective income tax rate	26.8%	23.6%	7.7%

The income tax provision (benefit) from operations consists of the following:

(Thousands)	2014	2013	2012
Current
Federal	$37,904	$12,248	$14,983
State	11,096	1,763	4,025
Deferred
Federal	24,963	34,127	18,757
State	960	6,186	4,361
Investment tax credits	(23,083)	(18,749)	(34,397)
Income tax provision	$51,840	$35,575	$7,729

The temporary differences, which give rise to deferred tax assets and (liabilities), consist of the following:

(Thousands)	2014		2013
Deferred tax assets
Investment tax credits	$10,341	(1)	$43,033
Deferred service contract revenue	3,299		3,231
Incentive compensation	14,632		6,798
Fair value of derivatives	14,350		—
State net operating losses	8,962		6,118
Conservation incentive plan	2,312		—
Other	10,078		5,718
Total deferred tax assets	$63,974		$64,898
Deferred tax liabilities
Property related items	$(371,017)		$(329,921)
Remediation costs	(12,429)		(18,881)
Equity investments	(35,474)		(33,368)
Post employment benefits	(10,268)		(17,455)
Fair value of derivatives	—		(6,258)
Conservation incentive plan	—		(7,611)
Under-recovered gas costs	(5,056)		(383)
Other	(11,751)		(13,699)
Total deferred tax liabilities	$(445,995)		$(427,576)

Total net deferred tax liabilities	$(382,021)		$(362,678)
(1)    Includes $2.8 million for NJNG, which is being amortized over the life of the related assets and $7.5 million for NJRCEV, which is ITC carryforward.

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

The Company's federal income tax returns through fiscal 2010 have either been reviewed by the IRS, or the related statute of limitations has expired and all matters have been settled. The IRS is currently examining tax returns for fiscal 2011 through fiscal 2013.

The State of New Jersey has completed its sales and use tax examinations through March 31, 2010, and its corporate business tax examinations through September 30, 2008. All periods subsequent to those ended September 30, 2009, are statutorily open to examination in all applicable states with the exception of New York. In New York, all periods subsequent to September 30, 2011, are statutorily open to examination.

In May 2013, the State of New Jersey completed their audit of NJRES for the periods ended September 30, 2008, 2009 and 2010. The audit resulted in a refund of $1.1 million that was related primarily to state apportionment differences.

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. As of September 30, 2014 and 2013, based on its analysis, the Company determined there was no need to recognize any liabilities associated with uncertain tax positions.

As of September 30, 2014, the Company has state income tax net operating losses of approximately $153.2 million, which generally have a life of 20 years. The company has recorded a deferred state tax asset of approximately $9 million on the Consolidated Balance Sheets, reflecting the tax benefit associated with the loss carryforwards. In addition, as of September 30, 2014 and 2013, the Company has recorded a valuation allowance of $212,000 and $262,000, respectively, because it believes that it is more likely than not that the deferred tax assets related to CR&R and NJR will expire unused.

The deferred tax assets will expire as follows:

(Thousands)
Fiscal years 2015 - 2018	$78
Fiscal years 2019 - 2023	—
Fiscal Years 2024 - 2028	—
Fiscal Years 2029 - 2034	8,946
Total	$9,024

In addition, as of September 30, 2014, the Company has an ITC carryforward of approximately $7.5 million, which has a life of 20 years. This carryforward will begin to expire in fiscal 2034.

In September 2013, the U.S. Department of the Treasury and the IRS released final regulations that provide guidance on applying Section 263(a) of the Internal Revenue Code to amounts paid to acquire, produce, or improve tangible property, as well as rules for materials and supplies. Implementation of these final regulations in September 2013 had no material impact on NJR's and its subsidiaries' results of operations, financial condition or cash flow.

13.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through October 2032, for the supply, storage and transportation of natural gas. These contracts include current annual fixed charges of approximately $78.3 million at current contract rates and volumes, which are recoverable through BGSS.

For the purpose of securing storage and pipeline capacity, NJRES enters into storage and pipeline capacity contracts, which require the payment of certain demand charges by NJRES to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally ranges from one to 10 years. Demand charges are established by interstate storage and pipeline operators and regulated by the FERC. These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and/or transport natural gas utilizing their respective assets.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Commitments as of September 30, 2014, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2015	2016	2017	2018	2019	Thereafter
NJRES:
Natural gas purchases	$298,563	$18,402	$—	$—	$—	$—
Storage demand fees	27,883	10,471	5,612	3,500	1,782	2,598
Pipeline demand fees	76,524	41,759	21,828	14,499	6,638	6,861
Sub-total NJRES	$402,970	$70,632	$27,440	$17,999	$8,420	$9,459
NJNG:
Natural gas purchases	$100,218	$5,328	$34	$—	$—	$—
Storage demand fees	24,045	17,865	10,883	9,299	9,299	4,649
Pipeline demand fees	54,293	44,372	41,001	85,558	87,367	860,211
Sub-total NJNG	$178,556	$67,565	$51,918	$94,857	$96,666	$864,860
Total (1)	$581,526	$138,197	$79,358	$112,856	$105,086	$874,319

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

As of September 30, 2014, the Company's future minimum lease payments under various operating leases will not be more than $2 million annually for the next five years and $22.8 million in the aggregate for all years thereafter.

Guarantees

As of September 30, 2014, there were NJR guarantees covering approximately $323.6 million of natural gas purchases and NJRES demand fee commitments not yet reflected in accounts payable on the Consolidated Balance Sheets.

The Company previously entered into agreements to lease vehicles, generally over a five-year term, that qualified as operating leases. These agreements contain provisions that could require the Company to make additional cash payments at the end of the term for a portion of the residual value of the vehicles. As of September 30, 2014, the present value of the liability recognized on the Consolidated Balance Sheets is $700,000. In the event performance under the guarantee is required, the Company's maximum future payment would be $922,000.

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

NJNG may recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In February 2012, NJNG filed its 2011 SBC filing, requesting approval of its MGP expenditures incurred through June 30, 2011, which would continue its existing overall SBC rate and recovery at approximately $20 million. In July 2013, NJNG requested approval of its MGP expenditures incurred through June 2013 as well as a reduction in the RA factor to $18.7 million annually. The petition was provisionally approved by the BPU on November 22, 2013, with rates effective December 1, 2013, and was approved on a final basis in July 2014. In September 2014, NJNG requested approval of its MGP expenditures incurred through June 2014 to recover $8.5 million annually related to the SBC RA factor. As of September 30, 2014, $30.9 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets.

NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $151.3 million to $249.8 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, as of September 30, 2014, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $177 million on the

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Consolidated Balance Sheets, based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

NJR organizes its businesses based on its products and services as well as regulatory environment. As a result, the Company manages the businesses through the following reportable segments and other operations: the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Energy Services segment consists of unregulated wholesale energy operations; the Clean Energy Ventures segment consists of capital investments in distributed power projects; the Midstream segment consists of NJR's investments in natural gas transportation and storage facilities; the Home Services and Other operations consist of heating, cooling and water appliance sales, installations and services, commercial real estate development, other investments and general corporate activities. Information related to the Company's various business segments and other operations is detailed below:

(Thousands)
Fiscal Years Ended September 30,	2014	2013	2012
Operating revenues
Natural Gas Distribution
External customers	$819,415	$787,987	$627,713
Energy Services
External customers (1)	2,858,703	2,351,084	1,577,851
Intercompany	72,114	5,494	2,760
Clean Energy Ventures
External customers	14,575	11,988	2,257
Subtotal	3,764,807	3,156,553	2,210,581
Home Services and Other
External customers	45,452	47,009	41,102
Intercompany	1,235	945	1,093
Eliminations	(73,349)	(6,439)	(3,853)
Total	$3,738,145	$3,198,068	$2,248,923
Depreciation and amortization
Natural Gas Distribution	$40,540	$37,999	$35,247
Energy Services	59	44	59
Clean Energy Ventures	11,295	8,477	5,680
Midstream	6	6	6
Subtotal	51,900	46,526	40,992
Home Services and Other	846	786	661
Eliminations	(4)	(2)	(10)
Total	$52,742	$47,310	$41,643
Interest income (2)
Natural Gas Distribution	$999	$653	$889
Energy Services	222	1	37
Midstream	950	1,065	1,098
Subtotal	2,171	1,719	2,024
Home Services and Other	1	2	3
Eliminations	(950)	(884)	(1,001)
Total	$1,222	$837	$1,026

(1)	Includes sales to Canada, which accounted for 3.3, 5.9 and 6.6 percent of total operating revenues during fiscal 2014, 2013 and 2012, respectively.

(2)	Included in other income on the Consolidated Statement of Operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

(Thousands)
Fiscal Years Ended September 30,	2014	2013	2012
Interest expense, net of capitalized interest
Natural Gas Distribution	$16,683	$14,995	$14,890
Energy Services	1,725	2,534	1,096
Clean Energy Ventures	5,300	3,387	854
Midstream	1,396	1,962	2,665
Subtotal	25,104	22,878	19,505
Home Services and Other	359	1,101	1,339
Total	$25,463	$23,979	$20,844
Income tax provision (benefit)
Natural Gas Distribution	$39,374	$35,399	$38,135
Energy Services	26,458	10,516	(4,950)
Clean Energy Ventures	(21,937)	(17,711)	(32,507)
Midstream	5,227	4,993	4,978
Subtotal	49,122	33,197	5,656
Home Services and Other	2,460	2,550	2,178
Eliminations	258	(172)	(105)
Total	$51,840	$35,575	$7,729
Equity in earnings of affiliates
Midstream	$14,078	$13,868	$14,308
Eliminations	(3,546)	(3,519)	(3,674)
Total	$10,532	$10,349	$10,634
Net financial earnings
Natural Gas Distribution	$74,204	$73,846	$73,238
Energy Services	79,735	19,311	10,791
Clean Energy Ventures	12,654	10,060	19,452
Midstream	7,498	7,199	6,749
Subtotal	174,091	110,416	110,230
Home Services and Other	2,798	3,292	2,366
Eliminations	(32)	(27)	(179)
Total	$176,857	$113,681	$112,417
Capital expenditures
Natural Gas Distribution	$152,566	$137,083	$116,455
Clean Energy Ventures	135,543	59,125	89,726
Subtotal	288,109	196,208	206,181
Home Services and Other	1,179	1,042	1,334
Total	$289,288	$197,250	$207,515
Investments in equity investees
Clean Energy Ventures	$—	$—	$8,800
Midstream	555	—	—
Total	$555	$—	$8,800

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

(Thousands)	2014	2013	2012
Consolidated net financial earnings	$176,857	$113,681	$112,417
Less:
Unrealized loss (gain) on derivative instruments and related transactions	28,534	(9,418)	35,790
Effects of economic hedging related to natural gas inventory	26,639	7,635	(4,891)
Tax adjustments	(20,286)	655	(11,361)
Consolidated net income	$141,970	$114,809	$92,879

The Company uses derivative instruments as economic hedges of purchases and sales of physical gas inventory. For GAAP purposes, these derivatives are recorded at fair value and related changes in fair value are included in reported earnings. Revenues and cost of gas related to physical gas flow is recognized when the gas is delivered to customers. Consequently, there is a mismatch in the timing of earnings recognition between the economic hedges and physical gas flows. Timing differences occur in two ways:

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	2014	2013	2012
Assets at end of period
Natural Gas Distribution	$2,143,684	$2,094,940	$2,005,520
Energy Services	457,080	468,096	347,406
Clean Energy Ventures	380,707	253,663	223,247
Midstream	153,891	153,536	157,779
Subtotal	3,135,362	2,970,235	2,733,952
Home Services and Other	82,413	85,293	73,298
Intercompany assets (1)	(58,971)	(50,745)	(37,245)
Total	$3,158,804	$3,004,783	$2,770,005

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

15.	RELATED PARTY TRANSACTIONS

NJRES may periodically enter into storage or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge, or transportation agreements with its affiliated FERC-regulated interstate pipeline, Iroquois. As of September 30, 2014, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which expire by October 31, 2020. Additionally, NJRES has transportation capacity with Iroquois that expires by March 31, 2019. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois were $6.2 million, $6.1 million and $6.6 million during the fiscal years ended September 30, 2014, 2013 and 2012, respectively. As of September 30, 2014, NJRES had demand fees payable of $187,000 and $389,000 to Steckman Ridge and Iroquois, respectively, which are included in gas purchases payable. As of September 30, 2013, fees payable to Steckman Ridge and Iroquois were $159,000 and $390,000 respectively.

In January 2010, NJNG entered into a 10-year agreement effective April 1, 2010, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG's BGSS mechanism and are included in regulatory assets. Additionally, NJNG has transportation capacity with Iroquois that expires by January 31, 2019. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois were $6.4 million, $5.9 million and $5.6 million during the fiscal years ended September 30, 2014, 2013and 2012, respectively. NJNG had demand fees payable to Steckman Ridge in the amount of $775,000 as of September 30, 2014 and $775,000 as of September 30, 2013. NJNG had fees payable to Iroquois of $48,000 and $61,000 as of September 30, 2014 and September 30, 2013, respectively.

NJNG and NJRES have entered into various asset management agreements. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to NJRES for the entire term of the agreements. NJNG also sold natural gas in storage at cost to NJRES. In return, NJNG has the option to purchase index priced gas and storage inventory gas from NJRES at NJNG's citygate and other delivery locations to maintain operational reliability. As of September 30, 2014, NJNG and NJRES had four asset management agreements with expiration dates ranging from October 2014 through March 2016.

In the fourth quarter of fiscal 2014, NJNG entered into a precedent agreement for transportation capacity of 180,000 dths per day with PennEast with an estimated service date of November 1, 2017.

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of financial data for each quarter of fiscal 2014 and 2013 follows. Due to the seasonal nature of the Company's businesses, quarterly amounts vary significantly during the fiscal year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results of the interim periods.

	First	Second	Third	Fourth
(Thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2014
Operating revenues	$878,405	$1,579,569	$688,257	$591,914
Gross margin (1)	$64,432	$315,849	$28,474	$47,375
Operating income (loss)	$12,224	$247,012	$(29,208)	$(28,838)
Net income (loss)	$7,693	$172,971	$(14,274)	$(24,420)
Earnings (loss) per share
Basic	$0.18	$4.11	$(0.34)	$(0.58)
Diluted	$0.18	$4.07	$(0.34)	$(0.58)
2013
Operating revenues	$736,019	$960,885	$767,469	$733,695
Gross margin (1)	$135,189	$108,137	$100,641	$23,088
Operating income (loss)	$87,191	$56,969	$47,000	$(31,929)
Net income (loss)	$60,206	$45,469	$29,155	$(20,021)
Earnings (loss) per share
Basic	$1.44	$1.09	$0.70	$(0.48)
Diluted	$1.44	$1.08	$0.70	$(0.48)

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

New Jersey Resources Corporation
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, including information concerning the Board of Directors of the Company, the members of the Company's Audit Committee, the Company's Audit Committee Financial Expert, compliance with Section 16(a) of the Exchange Act and shareholder proposals, is incorporated by reference to the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with SEC pursuant to Regulation 14A within 120 days after September 30, 2014. The information regarding executive officers is included in this report following Item 4, as Item 4A, under the caption Executive Officers of the Company and incorporated herein by reference.

The Board of Directors has adopted the Code of Conduct, a code for all directors, officers and employees, as required by the New York Stock Exchange (NYSE) rules, and governing the chief executive officer and senior financial officers, in compliance with Sarbanes-Oxley and SEC regulations. Copies of the Code of Conduct are available free of charge on the Company's website at http://investor.njresources.com under the caption Corporate Governance. A printed copy of the Code of Conduct is available free of charge to any shareholder who requests it by contacting the Corporate Secretary at 1415 Wyckoff Road, Wall, New Jersey 07719. The Company will disclose any amendments to, or waivers from, a provision of the Code of Conduct that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relate to any element of the Codes as defined in Item 406 of Regulation S-K by posting such information on the Company's website.

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

New Jersey Resources Corporation
Part IV

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II - Valuation and qualifying accounts and reserves for each of the three years in the period ended September 30, 2014	117

Schedules other than those listed above are omitted because they are either not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

New Jersey Resources Corporation
Part IV

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2014, 2013 and 2012

(Thousands)		ADDITIONS
CLASSIFICATION	BEGINNING BALANCE	CHARGED TO EXPENSE	OTHER (1)	ENDING BALANCE
2014
Allowance for doubtful accounts	$5,330	2,504	(2,477)	$5,357
2013
Regulatory asset	$71	(71)	—	$—
Allowance for doubtful accounts	$4,797	2,627	(2,094)	$5,330
2012
Regulatory asset	$141	(70)	—	$71
Allowance for doubtful accounts	$4,612	3,932	(3,747)	$4,797

(1)	Uncollectible accounts written off, less recoveries and adjustments.

New Jersey Resources Corporation
Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	November 25, 2014
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

November 25, 2014	/s/ Laurence M. Downes	November 25, 2014	/s/ Alfred C. Koeppe
	Laurence M. Downes Chairman, President and Chief Executive Officer Director		Alfred C. Koeppe Director

November 25, 2014	/s/ Laurence R. Codey	November 25, 2014	/s/ Glenn C. Lockwood
	Lawrence R. Codey Director		Glenn C. Lockwood Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 25, 2014	/s/ Donald L. Correll	November 25, 2014	/s/ J. Terry Strange
	Donald L. Correll Director		J. Terry Strange Director

November 25, 2014	/s/ Robert B. Evans	November 25, 2014	/s/ Sharon C. Taylor
	Robert B. Evans Director		Sharon C. Taylor Director

November 25, 2014	/s/ M. William Howard, Jr.	November 25, 2014	/s/ David A. Trice
	M. William Howard, Jr. Director		David A. Trice Director

November 25, 2014	/s/ Jane M. Kenny	November 25, 2014	/s/ George R. Zoffinger
	Jane M. Kenny Director		George R. Zoffinger Director

New Jersey Resources Corporation
Part IV

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1
Restated Articles of Incorporation of New Jersey Resources Corporation, as amended through January 22, 2014(incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed on January 23, 2014)

3.2	Bylaws of New Jersey Resources Corporation, as amended through July 16, 2014 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, as filed on July 21, 2014)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended September 30, 2013, as filed on November 25, 2013)

4.2
Indenture of Mortgage and Deed of Trust dated as of September 1, 2014, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, as filed on September 30, 2014)

4.2(a)
36th Supplemental Indenture dated as of September 1, 2014, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, as filed on September 30, 2014)

4.3
$250,000,000 Credit Agreement dated as of May 15, 2014, by and among New Jersey Natural Gas Company, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, U.S. Bank National Association, TD Bank, N.A., and Santander Bank, N.A., as Documentation Agents, and PNC Capital Markets LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as filed on August 4, 2014)

4.4
$325,000,000 Amended and Restated Credit Agreement dated as of August 22, 2012 by and among the Company, the guarantors thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Bank of America, N.A., TD Bank, N.A. and U.S. Bank National Association, as Documentation Agents (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on August 28, 2012)

4.5
$75,000,000 Shelf Note Purchase Agreement dated as of June 30, 2011, between New Jersey Resources Corporation and Prudential Investment Management, Inc. (“Prudential Facility”)(incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on July 6, 2011)

4.5(a)
First Amendment to the Prudential Facility dated as of July 25, 2014, between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on November 12, 2014)

4.6
$50,000,000 Note Purchase Agreement dated as of September 24, 2007, by and among the Company, New York Life Insurance Company and New York Life Insurance and Annuity Company (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K as filed on December 10, 2007)

4.7
$125,000,000 Note Purchase Agreement dated as of May 15, 2008 (“2008 NPA”), by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K, as filed on May 20, 2008)

4.7(a)
First Amendment to the 2008 NPA, dated as of September 1, 2014, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, as filed on September 30, 2014)

4.8
$100,000,000 Shelf Note Purchase Agreement dated as of May 12, 2011, between New Jersey Resources Corporation and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on May 17, 2011)

4.9
$125,000,000 Note Purchase Agreement dated as of February 7, 2014, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q, as filed on May 7, 2014)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

4.10
Loan Agreement between New Jersey Economic Development Authority and New Jersey Natural Gas Company dated as of August 1, 2011 (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended September 30, 2011, as filed on November 23, 2011)

4.11
Continuing Covenant Agreement between NJNG and Wells Fargo Municipal Strategies, LLC, dated September 24, 2014 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K, as filed on September 30, 2014)

4.12
$50,000,000 Note Purchase Agreement dated as of February 8, 2013, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q, as filed on May 3, 2013)

4.13
Shelf Note Purchase Agreement dated as of September 26, 2013, between New Jersey Resources Corporation and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on October 1, 2013)

4.14
$100,000,000 Uncommitted Line of Credit Agreement, dated as of October 24, 2014, with Santander Bank, N.A., as the Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on October 30, 2014)

10.1*
Amended and Restated Supplemental Executive Retirement Plan Agreement between the Company and Laurence M. Downes dated December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.2(a)*
Schedule of Supplemental Executive Retirement Plan Agreements for named executive officers (incorporated by reference to Exhibit 10.2(a) to the Annual Report on Form 10-K for the year ended September 30, 2010, as filed on November 24, 2010)

10.2(b)*
Form of Amendment of Supplemental Executive Retirement Plan Agreement between the Company and Named Executive Officer (for future use) (incorporated by reference to Exhibit 10.4(b) to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.3
Service Agreement for Rate Schedule SS-1 by and between NJNG and Texas Eastern Transmission Company, dated as of June 21, 1995 (incorporated by reference to Exhibit 10-5B to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.4
Lease Agreement between NJNG, as Lessee, and State Street Bank and Trust Company of Connecticut, National Association, as Lessor, for NJNG's Headquarters Building dated December 21, 1995 (incorporated by reference to Exhibit 10-7 to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.5*
The Company's Long-Term Incentive Compensation Plan, as amended, effective as of October 1, 1995 (incorporated by reference to Appendix A to the Proxy Statement for the 1996 Annual Meeting as filed on January 4, 1996)

10.6*
Employment Continuation Agreement between the Company and Laurence M. Downes dated December 31, 2008 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.6(a)*	Schedule of Employee Continuation Agreements (incorporated by reference to Exhibit 10.6(a) to the Annual Report on Form 10-K for the year ended September 30, 2010, as filed on November 24, 2010)

10.7*	Summary of Company's Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on November 12, 2014)

10.8*
The Company's 2007 Stock Award and Incentive Plan (as amended and restated January 1, 2009) (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.9*	2007 Stock Award and Incentive Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.10*	2007 Stock Award and Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on December 24, 2013)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

10.10(a)*	2007 Stock Award and Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.11*
2007 Stock Award and Incentive Plan Form of NFE Annual Average Growth Rate Performance Share Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on December 24, 2013)

10.12*	2007 Stock Award and Incentive Plan Form of Performance Shares Agreement-TSR (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on January 4, 2010)

10.13*	2007 Stock Award and Incentive Plan Form of Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on December 24, 2013)

10.14*	2007 Stock Award and Incentive Plan Form of Performance Shares Agreement-NFE (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on December 28, 2011)

10.15*	2007 Stock Award and Incentive Plan Form of Deferred Stock Retention Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on December 24, 2013)

10.15(a)*	2007 Stock Award and Incentive Plan Form of Deferred Stock Retention Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on December 28, 2011)

10.16*
2007 Stock Award and Incentive Plan Form of Deferred Stock Retention Award Agreement (FY 2013) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on February 2, 2013)

10.17	Limited Liability Company Agreement of Steckman Ridge GP, LLC dated as of March 2, 2007 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.18	Limited Partnership Agreement of Steckman Ridge, LP dated as of March 2, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.20*	New Jersey Resources Corporation Savings Equalization Plan (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.21*	New Jersey Resources Corporation Pension Equalization Plan (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.22*	New Jersey Resources Corporation Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.23*	New Jersey Resources Corporation Officers' Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101+	Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended September 30, 2014, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.

*	Denotes compensatory plans or arrangements or management contracts.

†
This certificate accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by NJR for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.