Form 10-Q
period 2014-12-31
NEW JERSEY RESOURCES CORP
filed 2015-02-04
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of February 2, 2015 was 42,709,741.

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

FMB	First Mortgage Bonds
FRM	Financial Risk Management
GAAP	Generally Accepted Accounting Principles of the United States
Home Services and Other	Home Services and Other Operations (formerly Retail and Other Operations)
ICE	Intercontinental Exchange
Iroquois	Iroquois Gas Transmission L.P.
ISDA	The International Swaps and Derivatives Association
ITC	Investment Tax Credit
LNG	Liquefied Natural Gas
MetLife	Metropolitan Life Insurance Company
MetLife Facility	NJR's unsecured, uncommitted $100 million private placement shelf note agreement with MetLife, Inc. expiring in September 2016
MGP	Manufactured Gas Plant
Moody's	Moody's Investors Service, Inc.
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014
NFE	Net Financial Earnings
NGV	Natural Gas Vehicles
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	NJNG's $250 million unsecured committed credit facility expiring in May 2019
NJR Credit Facility	NJR's $425 million unsecured committed credit facility expiring in August 2017
NJR Energy	NJR Energy Corporation

GLOSSARY OF KEY TERMS (cont.)
NJR or The Company	New Jersey Resources Corporation
NJRCEV	NJR Clean Energy Ventures Corporation
NJRES	NJR Energy Services Company
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
O&M	Operation and Maintenance
OCI	Other Comprehensive Income
OPEB	Other Postemployment Benefit Plans
PennEast	PennEast Pipeline Company, LLC
PIM	Pipeline Integrity Management
PPA	Power Purchase Agreement
Prudential	Prudential Investment Management, Inc.
Prudential Facility	NJR's unsecured, uncommitted private placement shelf note agreement with Prudential
PTC	Production Tax Credit
RA	Remediation Adjustment
Retail Holdings	NJR Retail Holdings Corporation
S&P	Standard & Poor's Financial Services, LLC
SAFE	Safety Acceleration and Facility Enhancement
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Charge
SREC	Solar Renewable Energy Certificate
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Superstorm Sandy	Post-Tropical Cyclone Sandy
Tetco	Texas Eastern Transmission
The Exchange Act	The Securities Exchange Act of 1934, as amended
U.S.	The United States of America
USF	Universal Service Fund

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

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, PTCs and SRECs, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2015 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR's expectations include, but are not limited to, those discussed in Item 1A. Risk Factors of NJR's Annual Report on Form 10-K for the year ended September 30, 2014, as well as the following:

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

•	risks associated with hedging activities and use of derivatives contracts;

•	commercial and wholesale credit risks, including the availability of creditworthy customers and counterparties, and liquidity in the wholesale energy trading market;

•	regulatory approval of NJNG's planned infrastructure programs;

•
the ability to obtain governmental and regulatory approvals, land-use rights, electric grid connection (in the case of distributed power projects) and/or financing for the construction, development and operation of NJR's unregulated energy investments and NJNG's infrastructure projects in a timely manner;

•	risks associated with the management of the Company's joint ventures and partnerships;

•
risks associated with NJR's investments in distributed power projects, including the availability of regulatory and tax incentives, the availability of viable projects, NJR's eligibility for ITCs and PTCs, the future market for SRECs and operational risks related to projects in service;

•	timing of qualifying for ITCs and PTCs due to delays or failures to complete planned solar energy projects and the resulting effect on our effective tax rate and earnings;

•	the level and rate at which NJNG's costs are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process;

•	the possible expiration of NJNG's BGSS incentive programs;

•	access to adequate supplies of natural gas and dependence on third-party storage and transportation facilities for natural gas supply;

•	operating risks incidental to handling, storing, transporting and providing customers with natural gas;

•	risks related to our employee workforce;

•	the regulatory and pricing policies of federal and state regulatory agencies;

•	the costs of compliance with present and future environmental laws, including potential climate change-related legislation;

•	risks related to changes in accounting standards;

•	the impact of a disallowance of recovery of environmental-related expenditures and other regulatory changes;

•	environmental-related and other litigation and other uncertainties;

•	risks related to cyber-attack or failure of information technology systems; and

•	the impact of natural disasters, terrorist activities, and other extreme events could adversely affect our operations, financial conditions and results of operations.

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	December 31,
(Thousands, except per share data)	2014	2013
OPERATING REVENUES
Utility	$208,727	$233,469
Nonutility	615,397	644,936
Total operating revenues	824,124	878,405
OPERATING EXPENSES
Gas purchases:
Utility	84,263	109,488
Nonutility	472,971	661,944
Related parties	3,264	3,300
Operation and maintenance	44,759	42,023
Regulatory rider expenses	21,463	19,832
Depreciation and amortization	14,386	12,566
Energy and other taxes	14,321	17,028
Total operating expenses	655,427	866,181
OPERATING INCOME	168,697	12,224
Other (expense) income, net	(110)	1,127
Interest expense, net of capitalized interest	7,195	6,295
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	161,392	7,056
Income tax provision	40,867	1,505
Equity in earnings of affiliates	2,795	2,142
NET INCOME	$123,320	$7,693

EARNINGS PER COMMON SHARE
Basic	$2.92	$0.18
Diluted	$2.88	$0.18
DIVIDENDS DECLARED PER COMMON SHARE	$0.45	$0.42
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	42,276	42,021
Diluted	42,787	42,239

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2014	2013
Net income	$123,320	$7,693
Other comprehensive income, net of tax
Unrealized gain (loss) on available for sale securities, net of tax of $(455), and $214, respectively	659	(310)
Net unrealized (loss) on derivatives, net of tax of $18, and $20, respectively	(31)	(34)
Adjustment to postemployment benefit obligation, net of tax of $(169) and $(111), respectively	247	161
Other comprehensive income (loss)	875	(183)
Comprehensive income	$124,195	$7,510

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2014	2013
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income	$123,320	$7,693
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized (gain) loss on derivative instruments	(88,673)	65,654
Depreciation and amortization	14,386	12,566
Allowance for equity used during construction	(1,253)	(213)
Allowance for bad debt expense	964	414
Deferred income taxes	35,897	(16,506)
Manufactured gas plant remediation costs	(1,008)	(1,132)
Equity in earnings of equity investees, net of distributions received	2,146	1,521
Cost of removal - asset retirement obligations	(105)	(47)
Contributions to postemployment benefit plans	(69)	(1,559)
Changes in:
Components of working capital	(75,089)	(145,315)
Other noncurrent assets	13,489	(1,427)
Other noncurrent liabilities	16,844	9,534
Cash flows from (used in) operating activities	40,849	(68,817)
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
Expenditures for:
Utility plant	(34,114)	(30,277)
Solar and wind equipment	(55,345)	(24,917)
Real estate properties and other	(11)	(205)
Cost of removal	(2,634)	(5,124)
Investments in equity investees	(547)	—
Distribution from equity investees in excess of equity in earnings	470	395
Proceeds from sale of asset	—	6,000
Withdrawal from restricted cash construction fund	(25)	85
Cash flows (used in) investing activities	(92,206)	(54,043)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	24,373	3,557
Tax benefit from stock options exercised	816	—
Proceeds from sale-leaseback transaction	7,216	7,576
Proceeds from long-term debt	100,000	—
Payments of long-term debt	(1,723)	(1,576)
Purchases of treasury stock	(3,945)	—
Payments of common stock dividends	(18,993)	(17,617)
Net (payments) proceeds from short-term debt	(46,804)	138,000
Cash flows from financing activities	60,940	129,940
Change in cash and cash equivalents	9,583	7,080
Cash and cash equivalents at beginning of period	2,151	2,969
Cash and cash equivalents at end of period	$11,734	$10,049
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(166,229)	$(180,484)
Inventories	8,385	32,278
Recovery of gas costs	2,015	5,513
Gas purchases payable	65,563	13,673
Gas purchases payable - related parties	184	130
Prepaid and accrued taxes	14,108	32,449
Accounts payable and other	(53,852)	(10,052)
Restricted broker margin accounts	46,550	(46,745)
Customers' credit balances and deposits	14,345	3,988
Other current assets	(6,158)	3,935
Total	$(75,089)	$(145,315)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$1,376	$1,704
Income taxes	$2,228	$137
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$12,107	$1,421

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	December 31, 2014	September 30, 2014
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,808,829	$1,791,009
Construction work in progress	152,985	139,624
Solar and wind equipment, real estate properties and other, at cost	376,893	347,285
Construction work in progress	78,293	55,625
Total property, plant and equipment	2,417,000	2,333,543
Accumulated depreciation and amortization, utility plant	(415,661)	(409,135)
Accumulated depreciation and amortization, solar and wind equipment, real estate properties and other	(44,136)	(40,298)
Property, plant and equipment, net	1,957,203	1,884,110
CURRENT ASSETS
Cash and cash equivalents	11,734	2,151
Customer accounts receivable
Billed	314,139	189,970
Unbilled revenues	48,172	7,231
Allowance for doubtful accounts	(5,202)	(5,357)
Regulatory assets	36,842	26,862
Gas in storage, at average cost	269,420	277,516
Materials and supplies, at average cost	7,876	8,165
Prepaid and accrued taxes	7,425	22,269
Derivatives, at fair value	142,338	64,223
Restricted broker margin accounts	19,761	27,339
Deferred taxes	14,767	36,451
Other	32,790	25,911
Total current assets	900,062	682,731
NONCURRENT ASSETS
Investments in equity investees	151,886	153,010
Regulatory assets	369,176	377,575
Derivatives, at fair value	6,807	5,654
Other	59,158	55,724
Total noncurrent assets	587,027	591,963
Total assets	$3,444,292	$3,158,804

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)	December 31, 2014	September 30, 2014
CAPITALIZATION
Common stock, $2.50 par value; authorized 75,000,000 shares; outstanding December 31, 2014-42,651,486; September 30, 2014-42,178,156	$114,035	$112,777
Premium on common stock	328,875	305,185
Accumulated other comprehensive (loss), net of tax	(4,719)	(5,594)
Treasury stock at cost and other; shares December 31, 2014-2,950,569; September 30, 2014-2,932,775	(113,671)	(121,031)
Retained earnings	779,126	674,829
Common stock equity	1,103,646	966,166
Long-term debt	702,884	598,209
Total capitalization	1,806,530	1,564,375
CURRENT LIABILITIES
Current maturities of long-term debt	35,381	34,505
Short-term debt	254,196	301,000
Gas purchases payable	271,490	205,901
Gas purchases payable to related parties	1,556	1,398
Accounts payable and other	48,162	104,005
Dividends payable	19,023	19,001
Deferred and accrued taxes	5,882	2,721
Regulatory liabilities	—	6,072
New Jersey clean energy program	13,166	14,285
Derivatives, at fair value	91,425	79,863
Broker margin accounts	38,972	—
Customers' credit balances and deposits	36,680	22,335
Total current liabilities	815,933	791,086
NONCURRENT LIABILITIES
Deferred income taxes	436,162	423,213
Deferred investment tax credits	5,181	5,262
Deferred revenue	5,438	4,042
Derivatives, at fair value	5,523	6,690
Manufactured gas plant remediation	177,000	177,000
Postemployment employee benefit liability	88,103	86,674
Regulatory liabilities	65,328	61,326
Asset retirement obligation	30,908	30,495
Other	8,186	8,641
Total noncurrent liabilities	821,829	803,343
Commitments and contingent liabilities (Note 12)
Total capitalization and liabilities	$3,444,292	$3,158,804

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and operates certain unregulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company provides natural gas utility service to approximately 509,600 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment;

NJR Energy Services Company comprises the Energy Services segment that maintains and transacts around a portfolio of natural gas storage and transportation capacity contracts and provides wholesale energy and energy management services;

NJR Clean Energy Ventures Corporation, the Company's distributed power subsidiary, comprises the Clean Energy Ventures segment and consists of the Company's capital investments in distributed power projects, including commercial and residential solar projects and onshore wind investments;

NJR Midstream Holdings Corporation invests in energy-related ventures through its subsidiaries, NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge, NJNR Pipeline Company, which holds the Company's 5.53 percent ownership interest in Iroquois Gas Transmission L.P and NJR Pipeline Company, which holds the Company's 20 percent ownership interest in PennEast. Steckman Ridge, Iroquois and PennEast comprise the Midstream segment; and

NJR Retail Holdings Corporation has two principal subsidiaries, NJR Home Services Company and Commercial Realty & Resources Corporation. Retail Holdings and NJR Energy Corporation are included in Home Services and Other operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by NJR in accordance with the rules and regulations of the Securities and Exchange Commission and ASC 270. The September 30, 2014, Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in NJR's 2014 Annual Report on Form 10-K.

The Unaudited Condensed Consolidated Financial Statements include the accounts of NJR and its subsidiaries. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary, for a fair presentation of the results of the interim periods presented. These adjustments are of a normal and recurring nature. Because of the seasonal nature of NJR's utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ended September 30, 2015.

Intercompany transactions and accounts have been eliminated.

Gas in Storage

The following table summarizes gas in storage, at average cost by company as of:

	December 31, 2014		September 30, 2014
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJRES	$201,722	57.8	$191,250	56.5
NJNG	67,698	17.1	86,266	21.3
Total	$269,420	74.9	$277,516	77.8

Available for Sale Securities

Included in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets are certain investments in equity securities of a publicly traded energy company that have a fair value of $11.8 million and $10.7 million as of December 31, 2014 and September 30, 2014, respectively. Total unrealized gains associated with these equity securities, which are included as a part of accumulated other comprehensive income, a component of common stock equity, were $9.2 million, $5.4 million, after tax and $8.1 million, $4.8 million, after tax as of December 31, 2014 and September 30, 2014, respectively. Reclassifications of realized gains out of other comprehensive income into income are determined based on average cost.

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

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

(Thousands)	December 31, 2014		September 30, 2014
NJRES	$236,564	75%	$142,566	75%
NJNG (1)	74,198	24	41,281	22
NJRCEV	725	—	594	—
NJRHS and other	2,652	1	5,529	3
Total	$314,139	100%	$189,970	100%

(1)	Does not include unbilled revenues of $48.2 million and $7.2 million as of December 31, 2014 and September 30, 2014, respectively.

Loan Receivable

NJNG provides interest-free loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Unaudited Condensed Consolidated Balance Sheets. The Company has recorded $4.5 million and $3.9 million in other current assets and $29.8 million and $27.3 million in other noncurrent assets as of December 31, 2014 and September 30, 2014, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans.

NJR's policy is to establish an allowance for doubtful accounts when loan balances are outstanding for more than 60 days. As of December 31, 2014 and September 30, 2014, there was no allowance for doubtful accounts established.

Recent Updates to the Accounting Standards Codification

Income Taxes

In July 2013, the FASB issued ASU No. 2013-11, an amendment to ASC 740, Income Taxes, which clarifies financial statement presentation for unrecognized tax benefits. The ASU requires that an unrecognized tax benefit, or portion thereof, shall be presented in the balance sheet as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss or a tax credit carryforward. To the extent such a deferred tax asset is not available or the company does not intend to use it to settle any additional taxes that would result from the disallowance of a tax position, the related unrecognized tax benefit will be presented as a liability in the financial statements. The amended guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company currently does not have unrecognized tax benefits recorded on its balance sheet and there was no impact to its financial position upon adoption during its first quarter of fiscal 2015.

Discontinued Operations

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The new guidance changes the definition and reporting of discontinued operations to include only those disposals that represent a strategic shift and that have a major effect on an entity's operations and financial results. The new guidance, which also requires additional disclosures, becomes effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. The company does not expect this standard to have any impact to its financial position, results of operations and cash flows upon adoption.

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

Stock Compensation

In June 2014, the FASB issued ASU No. 2014-12, an amendment to ASC 718, Compensation - Stock Compensation, which clarifies the accounting for performance awards when the terms of the award provide that a performance target could be achieved after the requisite service period. The new guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The company does not expect this standard to have any impact to its financial position, results of operations and cash flows upon adoption.

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

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	December 31, 2014	September 30, 2014
Regulatory assets-current
New Jersey Clean Energy Program	$13,166	$14,285
Derivatives at fair value, net	18,866	—
Conservation Incentive Program	1,556	—
Underrecovered gas costs	3,254	12,577
Total current regulatory assets	$36,842	$26,862
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$26,226	$30,916
Liability for future expenditures	177,000	177,000
Deferred income taxes	9,968	9,968
SAVEGREEN	28,411	29,180
Postemployment and other benefit costs	106,503	108,507
Deferred Superstorm Sandy costs	15,207	15,207
Other noncurrent regulatory assets	5,861	6,797
Total noncurrent regulatory assets	$369,176	$377,575
Regulatory liability-current
Conservation Incentive Program	$—	$5,752
Derivatives at fair value, net	—	320
Total current regulatory liabilities	$—	$6,072
Regulatory liabilities-noncurrent
Cost of removal obligation	$58,723	$61,163
Derivatives at fair value, net	—	57
Other noncurrent regulatory liabilities	6,605	106
Total noncurrent regulatory liabilities	$65,328	$61,326

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

•
On October 22, 2014, the BPU approved, as prudent and reasonable, the deferred O&M storm costs associated with Superstorm Sandy to be recovered in NJNG's next base rate case to be filed no later than November 15, 2015.

•	On December 16, 2014, NJNG filed a petition with the BPU to extend SAVEGREEN through June 30, 2018, with minor modifications.

4.	DERIVATIVE INSTRUMENTS

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

Changes in fair value of NJNG's financial derivative instruments are recorded as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets. NJNG has received regulatory approval to defer and to recover these amounts through future BGSS rates as an increase or decrease to the cost of natural gas in NJNG's tariff for gas service.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company elects NPNS accounting treatment on all physical commodity contracts at NJNG. These contracts are accounted for on an accrual basis. Accordingly, physical purchases are recognized in regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets when the contract settles and the natural gas is delivered and amortized in current period earnings based on the current BPU BGSS factor.

NJRCEV hedges certain of its expected production of SRECs through forward and futures contracts. The contracts require the Company to physically deliver the SRECs upon settlement. The Company elects NPNS accounting treatment on all SREC forward and futures contracts it enters into. NJRCEV recognizes the related revenue upon transfer of the SREC certificate to the counterparty.

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		December 31, 2014		September 30, 2014
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
NJRES:
Foreign currency contracts	Derivatives - current	$—	$204	$—	$155
Fair value of derivatives designated as hedging instruments		$—	$204	$—	$155

Derivatives not designated as hedging instruments:
NJNG:
Financial commodity contracts	Derivatives - current	$62	$18,914	$2,525	$2,205
	Derivatives - noncurrent	—	—	82	25
NJRES:
Physical forward commodity contracts	Derivatives - current	14,769	24,993	15,391	30,778
	Derivatives - noncurrent	544	1,034	35	132
Financial commodity contracts	Derivatives - current	127,507	47,314	46,307	46,725
	Derivatives - noncurrent	6,263	4,489	5,537	6,533
Fair value of derivatives not designated as hedging instruments		$149,145	$96,744	$69,877	$86,398
Total fair value of derivatives		$149,145	$96,948	$69,877	$86,553

At December 31, 2014, the gross notional amount of the foreign currency transactions was approximately $6.2 million, and ineffectiveness in the hedge relationship is immaterial to the financial results of NJR.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the reported gross amounts, the amounts that NJR has the right to offset but elects not to, financial collateral, as well as the net amounts NJR could present in the Unaudited Condensed Consolidated Balance Sheets but elects not to.

(Thousands)	Amounts Presented in Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of December 31, 2014:
Derivative assets:
NJRES
Physical forward commodity contracts	$15,313	$(6,054)	$—	$9,259
Financial commodity contracts	133,770	(51,803)	(53,821)	28,146
Total NJRES	$149,083	$(57,857)	$(53,821)	$37,405
NJNG
Financial commodity contracts	$62	$(62)	$—	$—
Derivative liabilities:
NJRES
Physical forward commodity contracts	$26,027	$(6,054)	$(1,200)	$18,773
Financial commodity contracts	51,803	(51,803)	—	—
Foreign currency contracts	204	—	—	204
Total NJRES	$78,034	$(57,857)	$(1,200)	$18,977
NJNG
Financial commodity contracts	$18,914	$(62)	$(18,852)	$—

As of September 30, 2014:
Derivative assets:
NJRES
Physical forward commodity contracts	$15,426	$(11,531)	$—	$3,895
Financial commodity contracts	51,844	(51,844)	—	—
Total NJRES	$67,270	$(63,375)	$—	$3,895
NJNG
Financial commodity contracts	$2,607	$(2,230)	$(377)	$—
Derivative liabilities:
NJRES
Physical forward commodity contracts	$30,910	$(12,058)	$(1,200)	$17,652
Financial commodity contracts	53,258	(51,844)	(1,414)	—
Foreign currency contracts	155	—	—	155
Total NJRES	$84,323	$(63,902)	$(2,614)	$17,807
NJNG
Financial commodity contracts	$2,230	$(2,230)	$—	$—

(1)	Derivative assets and liabilities are presented on a gross basis in the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Offsetting derivative instruments include: transactions with NAESB netting election, transactions held by FCM's with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended
		December 31,
Derivatives not designated as hedging instruments:		2014	2013
NJRES:
Physical commodity contracts	Operating revenues	$16,091	$(82)
Physical commodity contracts	Gas purchases	(19,856)	(24,993)
Financial commodity contracts	Gas purchases	117,721	(40,070)
Total unrealized and realized gains (losses)		$113,956	$(65,145)

The table above does not include (losses) gains associated with NJNG's financial derivatives that totaled $(19) million and $6.6 million for the three months ended December 31, 2014 and 2013, respectively. These derivatives are part of NJNG's risk management activities that relate to its natural gas purchases and BGSS incentive programs. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities resulting in no impact to earnings.

As previously noted, NJRES designates its foreign exchange contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and, upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to gas purchases on the Unaudited Condensed Consolidated Statements of Operations. The following table reflects the effect of derivative instruments designated as cash flow hedges on OCI as of December 31:

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	December 31,		December 31,		December 31,
Derivatives in cash flow hedging relationships:	2014	2013	2014	2013	2014	2013
Foreign currency contracts	$(24)	$(151)	$(25)	$97	$—	$—

(1)	The settlement of foreign currency transactions over the next 12 months is expected to result in the reclassification of $(204,000) from OCI into earnings. The maximum tenor is April 2015.

NJNG and NJRES had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		December 31, 2014	September 30, 2014
NJNG	Futures	21.5	17.3
	Options	0.5	—
NJRES	Futures	(83.2)	(62.1)
	Options	1.2	1.2
	Physical	67.6	28.6

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Broker Margin

Generally, exchange-traded futures contracts require posted collateral, referred to as margin, usually in the form of cash. The amount of margin required is comprised of a fixed initial amount based on exchange requirements and a variable amount based on a daily mark-to-market. The Company maintains separate broker margin accounts for NJNG and NJRES. The balances by company, are as follows:

(Thousands)	Balance Sheet Location	December 31, 2014	September 30, 2014
NJNG	NJNG Broker margin - Current assets	$19,761	$1,057
NJRES	NJRES Broker margin - Current (liabilities) assets	$(38,972)	$26,282

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of December 31, 2014. Internally-rated exposure applies to counterparties that are not rated by S&P or Moody's. In these cases, the Company's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts, plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$213,274
Noninvestment grade	27,262
Internally rated investment grade	36,961
Internally rated noninvestment grade	14,233
Total	$291,730

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2014 and September 30, 2014, was $223,000 and $39,000, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on December 31, 2014 and September 30, 2014, the Company would have been required to post an additional $178,000 and $7,000, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities and excluding capital leases is as follows:

(Thousands)	December 31, 2014	September 30, 2014
Carrying value (1)	$682,845	$557,845
Fair market value	$720,903	$586,909

(1)	Excludes capital leases of $55.4 million and $57.7 million as of December 31, 2014 and September 30, 2014, respectively.

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of December 31, 2014, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These additional adjustments are generally not considered to be significant to the ultimate recognized values.

Level 3	Inputs derived from a significant amount of unobservable market data. These include NJR's best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2014:
Assets:
Physical forward commodity contracts	$—	$15,313	$—	$15,313
Financial derivative contracts - natural gas	133,832	—	—	133,832
Available for sale equity securities - energy industry (1)	11,786	—	—	11,786
Other (2)	1,514	—	—	1,514
Total assets at fair value	$147,132	$15,313	$—	$162,445
Liabilities:
Physical forward commodity contracts	$—	$26,027	$—	$26,027
Financial commodity contracts - natural gas	70,717	—	—	70,717
Financial commodity contracts - foreign exchange	—	204	—	204
Total liabilities at fair value	$70,717	$26,231	$—	$96,948
As of September 30, 2014:
Assets:
Physical forward commodity contracts	$—	$15,426	$—	$15,426
Financial derivative contracts - natural gas	54,451	—	—	54,451
Available for sale equity securities - energy industry (1)	10,672	—	—	10,672
Other (2)	1,299	—	—	1,299
Total assets at fair value	$66,422	$15,426	$—	$81,848
Liabilities:
Physical forward commodity contracts	$—	$30,910	$—	$30,910
Financial commodity contracts - natural gas	55,488	—	—	55,488
Financial commodity contracts - foreign exchange	—	155	—	155
Total liabilities at fair value	$55,488	$31,065	$—	$86,553

(1)	Included in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets.

(2)	Includes various money market funds in Level 1.

6.	INVESTMENTS IN EQUITY INVESTEES

NJR's investments in equity investees includes the following investments as of:

(Thousands)	December 31, 2014	September 30, 2014
Steckman Ridge (1)	$127,907	$128,413
Iroquois	22,876	24,042
PennEast	1,103	555
Total	$151,886	$153,010

(1)
Includes loans with a total outstanding principal balance of $70.4 million for both December 31, 2014 and September 30, 2014. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

NJR, through a subsidiary, NJR Pipeline Company, formed PennEast with five other investors, plans to construct and operate a 108-mile pipeline that will extend from northeast Pennsylvania to western New Jersey.

NJRES and NJNG have entered into transportation, storage and park and loan agreements with Steckman Ridge and Iroquois. In addition, NJNG has entered into a precedent capacity agreement with PennEast with an estimated service date of November 1, 2017. See Note 14. Related Party Transactions for more information on these intercompany transactions.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended
	December 31,
(Thousands, except per share amounts)	2014	2013
Net income, as reported	$123,320	$7,693
Basic earnings per share
Weighted average shares of common stock outstanding-basic	42,276	42,021
Basic earnings per common share	$2.92	$0.18
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	42,276	42,021
Incremental shares (1)	511	218
Weighted average shares of common stock outstanding-diluted	42,787	42,239
Diluted earnings per common share (2)	$2.88	$0.18

(1)	Incremental shares consist primarily of stock awards and performance shares.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three months ended December 31, 2014, and 2013.

8.	COMMON STOCK EQUITY

Changes in common stock equity during the three months ended December 31, 2014, are as follows:

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance as of September 30, 2014	42,178	$112,777	$305,185	$(5,594)	$(121,031)	$674,829	$966,166
Net income						123,320	123,320
Other comprehensive income				875			875
Common stock issued under stock plans	564	1,258	25,099		3,046		29,403
Tax benefits from stock plans			(1,409)				(1,409)
Cash dividend declared ($.45 per share)						(19,023)	(19,023)
Treasury stock and other	(91)				4,314		4,314
Balance as of December 31, 2014	42,651	$114,035	$328,875	$(4,719)	$(113,671)	$779,126	$1,103,646

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income, net of related tax effects:

(Thousands)	Available for Sale Securities	Cash Flow Hedges		Postemployment Benefit Obligation		Total
Balance as of September 30, 2014	$4,782	$(93)		$(10,283)		$(5,594)
Other comprehensive income, net of tax
Other comprehensive income (loss), before reclassifications, net of tax of $(455), $9, $0, $(446)	659	(15)		—		644
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $9, $(169), $(160)	—	(16)	(1)	247	(2)	231
Net current-period other comprehensive income (loss), net of tax of $(455), $18, $(169), $(606)	659	(31)		247		875
Balance as of December 31, 2014	$5,441	$(124)		$(10,036)		$(4,719)

Balance as of September 30, 2013	$5,400	$12		$(7,033)		$(1,621)
Other comprehensive income, net of tax
Other comprehensive (loss), before reclassifications, net of tax of $214, $56, $0, $270	(310)	(96)		—		(406)
Losses reclassified from accumulated other comprehensive income, net of tax of $0, $(36) $(111), $(147)	—	62	(1)	161	(2)	223
Net current-period other comprehensive (loss) income, net of tax of $214, $20, $(111), $123	(310)	(34)		161		(183)
Balance as of December 31, 2013	$5,090	$(22)		$(6,872)		$(1,804)

(1)	Consists of realized losses related to foreign currency derivatives, which are reclassified to gas purchases in the Unaudited Condensed Consolidated Statements of Operations.

(2)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense in the Unaudited Condensed Consolidated Statements of Operations.

9.	DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program, committed unsecured credit facilities and private placement debt shelf facilities.

Credit Facilities

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	December 31, 2014	September 30, 2014	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	August 2017
Notes outstanding at end of period	$80,000	$148,000
Weighted average interest rate at end of period	1.06%	1.08%
Amount available at end of period (2)	$327,345	$256,484
Bank revolving credit facilities (3)	$100,000	$—	October 2015
Amount available at end of period	$100,000	$—
NJNG
Bank revolving credit facilities (1)	$250,000	$250,000	May 2019
Commercial paper outstanding at end of period	$174,196	$153,000
Weighted average interest rate at end of period	0.15%	0.12%
Amount available at end of period (4)	$75,073	$96,269

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $17.7 million and $20.5 million as of December 31, 2014 and September 30, 2014, respectively, which reduces amount available by the same amount.

(3)	Uncommitted credit facilities, which require no commitment fees.

(4)	Letters of credit outstanding total $731,000 as of December 31, 2014 and September 30, 2014, which reduces the amount available by the same amount.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 24, 2014, NJR entered into a $100 million uncommitted line of credit agreement, with Santander Bank, N.A., expiring on October 24, 2015.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

NJR Long-term Debt

Under the Prudential Facility, as of December 31, 2014, NJR had $50 million in notes at 3.25 percent due on September 17, 2022. On November 7, 2014, an additional $100 million in notes at 3.48 percent was issued and is due on November 7, 2024.

On September 26, 2013, NJR entered into an unsecured, uncommitted $100 million private placement shelf note agreement allowing NJR to issue senior notes during a three-year issuance period ending September 26, 2016. As of December 31, 2014, $100 million remains available for borrowing under this facility.

As of December 31, 2014, NJR had two series of notes outstanding in the amounts of $25 million at 1.94 percent, which will mature on September 15, 2015 and $25 million at 2.51 percent, which will mature on September 15, 2018, under an unsecured, uncommitted private placement shelf note agreement, which expired in May 2013.

NJNG Long-term Debt

On March 13, 2014, NJNG issued $70 million of 3.58 percent senior notes due March 13, 2024, and $55 million of 4.61 percent senior notes due March 13, 2044, secured by FMB in the private placement market pursuant to a note purchase agreement entered into on February 7, 2014.

NJNG received $7.2 million and $7.6 million in December 2014 and 2013, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease.

10.	EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension		OPEB
	Three Months Ended		Three Months Ended
	December 31,		December 31,
(Thousands)	2014	2013	2014	2013
Service cost	$1,871	$1,536	$1,063	$981
Interest cost	2,550	2,516	1,435	1,433
Expected return on plan assets	(4,272)	(3,869)	(1,244)	(1,044)
Recognized actuarial loss	1,745	1,399	736	625
Prior service cost amortization	28	28	(91)	(89)
Recognized net initial obligation	—	—	—	3
Net periodic benefit cost	$1,922	$1,610	$1,899	$1,909

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not expect to be required to make additional contributions to fund the pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets, interest rates and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the three months ended December 31, 2014 and 2013.

11.	INCOME TAXES

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. During the three months ended December 31, 2014 and 2013, based on its analysis, the Company determined there was no need to recognize any liabilities associated with uncertain tax positions.

The effective tax rates for the three months ended December 31, 2014 and 2013, are 24.9 percent and 16.3 percent, respectively. The increased tax rate is due primarily to an increase in the pre-tax income that was forecasted as of December 31, 2014, compared with December 31, 2013. This increase is partially offset by the impact of higher forecasted ITCs, net of deferred taxes of $25.1 million for the fiscal year ended September 30, 2015, compared with $18.3 million for the fiscal year ended September 30, 2014, as well as increased forecasted PTCs of $2 million for the fiscal year ended September 30, 2015, compared with $187,000 for the fiscal year ended September 30, 2014. The effective tax rate can also be impacted by fluctuations in unrealized derivative gains and losses. During the three months ended December 31, 2014 and 2013, NJR recognized $88.7 million in unrealized gains and $65.7 million in unrealized losses, respectively.

To calculate the estimated annual effective tax rate, NJR considers tax credits associated with solar and wind projects that are probable of being completed and placed in service during the current fiscal year based on the best information available at each reporting period. The estimate includes an assessment of various factors, such as board of director approval, status of contractual agreements, permitting, regulatory approval and interconnection. Adjustments to the effective tax rate and management's estimates will occur as information and assumptions change.

As of December 31, 2014, the Company has state income tax net operating losses of approximately $169.7 million, which generally have a life of 20 years. The Company has recorded a deferred state tax asset of approximately $10 million on the Unaudited Condensed Consolidated Balance Sheets, reflecting the tax benefit associated with the loss carryforwards. In addition, as of December 31, 2014, the Company has recorded a valuation allowance of $211,000 because it believes that it is more likely than not that the deferred tax assets related to CR&R and NJR will expire unused. As of September 30, 2014, the Company had state income tax net operating losses of approximately $153.2 million, a deferred state tax asset of approximately $9 million and a valuation allowance of $212,000.

In addition, as of September 30, 2014, the Company had an ITC carryforward of approximately $7.5 million, all of which was generated in fiscal year 2014, and has a life of 20 years. The Company expects to utilize this entire carryforward, which will begin to expire in fiscal 2034.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through October 2032, for the supply, storage and transportation of natural gas. These contracts include current annual fixed charges of approximately $62.3 million at current contract rates and volumes, which are recoverable through BGSS.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments as of December 31, 2014, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2015	2016	2017	2018	2019	Thereafter
NJRES:
Natural gas purchases	$272,131	$106,975	$5,673	$—	$—	$—
Storage demand fees	21,019	15,503	4,274	2,520	1,782	2,598
Pipeline demand fees	61,654	50,559	23,246	15,079	7,212	7,838
Sub-total NJRES	$354,804	$173,037	$33,193	$17,599	$8,994	$10,436
NJNG:
Natural gas purchases	$50,539	$3,923	$113	$—	$—	$—
Storage demand fees	21,143	24,957	17,910	12,811	9,299	4,649
Pipeline demand fees	41,115	76,563	45,837	86,881	88,155	869,274
Sub-total NJNG	$112,797	$105,443	$63,860	$99,692	$97,454	$873,923
Total (1)	$467,601	$278,480	$97,053	$117,291	$106,448	$884,359

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

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

NJNG may recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In July 2013, NJNG requested approval of its MGP expenditures incurred through June 2013, as well as a reduction in the RA factor to $18.7 million annually. The petition was provisionally approved by the BPU on November 22, 2013, with rates effective December 1, 2013, and was approved on a final basis in July 2014. In September 2014, NJNG requested approval of its MGP expenditures incurred through June 2014 to recover $8.5 million annually related to the SBC RA factor. As of December 31, 2014, $26.2 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $151.3 million to $249.8 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, as of December 31, 2014, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $177 million on the Unaudited Condensed Consolidated Balance Sheets, based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

Information related to the Company's various business segments and other operations is detailed below:

	Three Months Ended
	December 31,
(Thousands)	2014	2013
Operating revenues
Natural Gas Distribution
External customers	$208,727	$233,469
Energy Services
External customers (1)	600,562	633,691
Intercompany	3,126	4,018
Clean Energy Ventures
External customers	6,235	2,173
Subtotal	818,650	873,351
Home Services and Other
External customers	8,600	9,072
Intercompany	411	202
Eliminations	(3,537)	(4,220)
Total	$824,124	$878,405
Depreciation and amortization
Natural Gas Distribution	$10,545	$9,835
Energy Services	22	12
Clean Energy Ventures	3,591	2,511
Midstream	2	1
Subtotal	14,160	12,359
Home Services and Other	238	207
Eliminations	(12)	—
Total	$14,386	$12,566
Interest income (2)
Natural Gas Distribution	$90	$261
Midstream	239	268
Subtotal	329	529
Home Services and Other	—	—
Eliminations	(239)	(233)
Total	$90	$296

(1)	Includes sales to Canada, which accounted for 4.7 percent and 3.8 percent of total operating revenues during the three months ended December 31, 2014 and 2013, respectively.

(2)	Included in other income on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	December 31,
(Thousands)	2014	2013
Interest expense, net of capitalized interest
Natural Gas Distribution	$4,609	$3,984
Energy Services	513	616
Clean Energy Ventures	1,817	1,186
Midstream	250	398
Subtotal	7,189	6,184
Home Services and Other	6	111
Total	$7,195	$6,295
Income tax provision (benefit)
Natural Gas Distribution	$14,166	$14,183
Energy Services	45,877	(11,273)
Clean Energy Ventures	(19,721)	(2,044)
Midstream	1,492	996
Subtotal	41,814	1,862
Home Services and Other	(452)	(191)
Eliminations	(495)	(166)
Total	$40,867	$1,505
Equity in earnings of affiliates
Midstream	$3,775	$2,942
Eliminations	(980)	(800)
Total	$2,795	$2,142
Net financial earnings (loss)
Natural Gas Distribution	$28,186	$27,639
Energy Services	16,436	7,374
Clean Energy Ventures	9,008	3,614
Midstream	2,120	1,434
Subtotal	55,750	40,061
Home Services and Other	(592)	(201)
Eliminations	(49)	—
Total	$55,109	$39,860
Capital expenditures
Natural Gas Distribution	$36,748	$35,401
Clean Energy Ventures	55,345	24,917
Subtotal	92,093	60,318
Home Services and Other	11	205
Total	$92,104	$60,523
Investments in equity investees
Midstream	$547	$—
Total	$547	$—

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended
	December 31,
(Thousands)	2014	2013
Consolidated net financial earnings	$55,109	$39,860
Less:
Unrealized (gain) loss from derivative instruments and related transactions	(88,673)	65,652
Effects of economic hedging related to natural gas inventory	(8,765)	(22,880)
Tax adjustments	29,227	(10,605)
Consolidated net income	$123,320	$7,693

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	December 31, 2014	September 30, 2014
Assets at end of period:
Natural Gas Distribution	$2,236,569	$2,143,684
Energy Services	597,702	457,080
Clean Energy Ventures	450,030	380,707
Midstream	152,539	153,891
Subtotal	3,436,840	3,135,362
Home Services and Other	93,480	82,413
Intercompany assets (1)	(86,028)	(58,971)
Total	$3,444,292	$3,158,804

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	RELATED PARTY TRANSACTIONS

NJRES may periodically enter into storage or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge, or transportation agreements with its affiliated FERC-regulated interstate pipeline, Iroquois. As of December 31, 2014, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which will expire by October 31, 2020. Additionally, NJRES has transportation capacity with Iroquois that expires by October 31, 2020. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois were $1.6 million and $1.6 million during the three months ended December 31, 2014 and 2013, respectively. As of December 31, 2014, NJRES had demand fees payable of $301,000 and $420,000 to Steckman Ridge and Iroquois, respectively, which are included in gas purchases payable. As of September 30, 2014, fees payable to Steckman Ridge and Iroquois, were $187,000 and $389,000, respectively.

In January 2010, NJNG entered into a 10-year agreement effective April 1, 2010, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG's BGSS mechanism and are included in regulatory assets. Additionally, NJNG has transportation capacity with Iroquois that expires by January 31, 2019. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois were $1.6 million and $1.7 million during the three months ended December 31, 2014 and 2013, respectively. NJNG had demand fees payable to Steckman Ridge in the amount of $775,000 as of December 31, 2014 and September 30, 2014. NJNG had fees payable to Iroquois of $61,000 and $48,000 as of December 31, 2014 and September 30, 2014, respectively.

NJNG and NJRES have entered into various asset management agreements. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to NJRES for the entire term of the agreements. NJNG retains the right to purchase market priced or fixed price storage gas from NJRES. As of December 31, 2014, NJNG and NJRES had three asset management agreements with expiration dates ranging from March 2015 through March 2016.

In the fourth quarter of fiscal 2014, NJNG entered into a 15 year transportation precedent agreement for committed capacity of 180,000 dths per day with PennEast with an estimated service date of November 1, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Critical Accounting Policies

A summary of NJR's critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of its Annual Report on Form 10-K for the period ended September 30, 2014. NJR's critical accounting policies have not changed from those reported in the 2014 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies for discussion of recently issued accounting standards.

Management's Overview

Consolidated

NJR is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers primarily in the Gulf Coast, Mid-Continent, Appalachian, Northeastern and Western market areas of the U.S., as well as Canada, through its subsidiaries NJNG and NJRES. In addition, NJR invests in distributed power projects, midstream assets and provides various repair, sales and installations services. A more detailed description of NJR's organizational structure can be found in Item 1. Business of NJR's 2014 Annual Report on Form 10-K.

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
Energy Services (NJRES)
Unregulated Wholesale Energy Services
Optimization of Natural Gas Transportation
Optimization of Natural Gas Storage
Producer Services
Asset Management
Midstream (NJR Midstream)
Equity Investments
Natural Gas Transportation
Natural Gas Storage

In addition to the four business segments, NJR has non-utility operations that either provide corporate support services or do not meet management's criteria to be treated as a separate business segment. These operations, which comprise Home Services and Other, include: appliance repair services, sales and installations at NJRHS; energy-related ventures at NJR Energy and commercial real estate holdings at CR&R.

Net income (loss) by business segment and operations are as follows:

	Three Months Ended
	December 31,
(Thousands)	2014		2013
Net income (loss)
Natural Gas Distribution	$28,186	23%	$27,639	359%
Energy Services	78,887	64	(19,386)	(252)
Clean Energy Ventures	15,607	12	(1,508)	(19)
Midstream	2,120	2	1,434	19
Home Services and Other	(592)	—	(201)	(3)
Eliminations (1)	(888)	(1)	(285)	(4)
Total	$123,320	100%	$7,693	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in net income during the three months ended December 31, 2014, compared with the three months ended December 31, 2013 was primarily driven by:

•
an increase at NJRES due primarily to gains on derivative instruments during the current period compared with losses during the prior period as a result of timing differences in the settlement of certain economic hedges; and

•	an increase at NJRCEV due primarily to increases in forecasted ITCs and SREC sales.

The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Assets by business segment and operations are as follows:

(Thousands)	December 31, 2014		September 30, 2014
Assets
Natural Gas Distribution	$2,236,569	65%	$2,143,684	68%
Energy Services	597,702	17	457,080	14
Clean Energy Ventures	450,030	13	380,707	12
Midstream	152,539	4	153,891	5
Home Services and Other	93,480	3	82,413	3
Intercompany assets (1)	(86,028)	(2)	(58,971)	(2)
Total	$3,444,292	100%	$3,158,804	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets during the three months ended December 31, 2014, included additional utility plant expenditures at our Natural Gas Distribution segment and solar and wind expenditures at Clean Energy Ventures along with increased receivables at NJRES.

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating the operating results of its Energy Services and its Clean Energy Ventures segments.

Energy Services economically hedges its natural gas inventory with financial derivative instruments. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of the economic hedges with the physical sale of gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments.

For NFE purposes at Clean Energy Ventures, an annual estimated effective tax rate is calculated and any necessary quarterly tax adjustment is applied to NJRCEV, as such adjustment is related to tax credits generated.

Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended
	December 31,
($ in Thousands)	2014	2013
Net income	$123,320	$7,693
Add:
Consolidated unrealized (gain) loss on derivative instruments	(88,673)	65,652
Effects of economic hedging related to natural gas inventory	(8,765)	(22,880)
Tax adjustments	29,227	(10,605)
Net financial earnings	$55,109	$39,860

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NFE by business segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended
	December 31,
($ in Thousands)	2014		2013
Net financial earnings (loss)
Natural Gas Distribution	$28,186	51%	$27,639	69%
Energy Services	16,436	30	7,374	18
Clean Energy Ventures	9,008	16	3,614	9
Midstream	2,120	4	1,434	4
Home Services and Other	(592)	(1)	(201)	—
Eliminations (1)	(49)	—	—	—
Total	$55,109	100%	$39,860	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in NFE during the three months ended December 31, 2014, compared with the three months ended December 31, 2013, was primarily driven by:

•
an increase at NJRES due primarily to higher financial margin generated as a result of periods of volatility, which had a positive impact on the value of NJRES’ pipeline and storage capacity assets; and

•	an increase at NJRCEV due primarily to increases in forecasted ITCs and SREC sales.

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

Our Natural Gas Distribution segment has approximately 509,600 residential and commercial customers in its service territory. The business is subject to various risks, such as those associated with adverse economic conditions, that can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts, which can impact customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

NJNG's operations are managed with the goal of providing safe and reliable service, growing its customer base, diversifying its margin, promoting clean energy programs and mitigating the risks discussed above, through several key initiatives including:

•
Earning a reasonable rate of return on the investments in its natural gas distribution and transmission systems, as well as timely recovery of all prudently incurred costs in order to provide safe and reliable service throughout NJNG's territory:

-    NJNG is required by the BPU to file a base rate case no later than November 15, 2015;

•	Continuing to invest in the safety and integrity of its infrastructure;

•	Managing its customer growth rate, which NJNG expects to be approximately 1.6 percent annually over the next two years;

•	Maintaining a collaborative relationship with the BPU on regulatory initiatives, including:

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

AIP and SAFE

NJNG has implemented BPU-approved infrastructure projects that are designed to enhance the reliability of NJNG's gas distribution system, including AIP and SAFE. As of December 31, 2014, NJNG has received regulatory approval to recover approximately $15.3 million annually through its base tariff rates related to AIP.

In October 2012, the BPU approved a stipulation allowing NJNG to implement the SAFE program whereby NJNG is replacing portions of its gas distribution unprotected steel and cast iron infrastructure over a four-year period. The SAFE program was authorized by the BPU to earn an overall weighted average cost of capital of 6.9 percent, with a return on equity of 9.75 percent. NJNG will seek to recover $130 million in its next base rate case to be filed no later than November 15, 2015.

NGV Advantage

In June 2012, the BPU approved a pilot program for NJNG to invest up to $10 million to build NGV refueling stations in Monmouth, Ocean and Morris counties. As of December 31, 2014, NJNG continues the development of three NGV stations. In April 2014, the BPU approved NJNG's request to include the cost recovery of its NGV capital investments in its next base rate case to be filed no later than November 15, 2015. In addition, the BPU approved a deferred accounting methodology related to the NGV investment costs consistent with NJNG's SAFE Program. The NGV program was authorized by the BPU to earn an overall weighted average cost of capital of 7.1 percent, including a return on equity of 10.3 percent. A portion of the proceeds from the utilization of the compressed natural gas equipment, along with any available federal and state incentives, will be credited back to ratepayers to help offset the cost of this investment.

NJ RISE

NJNG filed a petition with the BPU in September 2013, seeking approval of NJ RISE, which consists of six capital investment projects estimated to cost $102.5 million, excluding AFUDC, for gas distribution storm hardening and mitigation projects, along with associated O&M expenses. The submission was made in response to a March 2013 BPU order, initiating a proceeding to investigate prudent, cost efficient and effective opportunities to protect New Jersey's utility infrastructure from future major storm events. These system enhancements are intended to minimize service impacts during extreme weather events to customers that live in the most storm prone areas of NJNG's service territory. In the filing, NJNG proposed the recovery of its capital costs associated with NJ RISE through an annual adjustment to its base rate. In July 2014, the BPU approved a Stipulation of Settlement related to the recovery of the proposed NJ RISE capital infrastructure program to include a May 2015 filing to recover costs through July 31, 2015, through an adjustment to base rates as of November 1, 2015. Additional capital and O&M cost recovery will be included in NJNG's next base rate case scheduled to be filed no later than November 15, 2015.

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

Below is a summary of estimated capital expenditures for the current and subsequent fiscal years:

(Millions)	2015	2016
Customer growth	$26.8	$26.9
System maintenance and other	66.9	54.4
SAFE	41.2	39.0
Superstorm Sandy	5.0	—
NGV Advantage	4.2	—
NJ RISE	7.0	14.7
Liquefaction/LNG	11.9	11.8
Southern Reliability	19.3	86.9
Total	$182.3	$233.7

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

During the three months ended December 31, 2014 and 2013, respectively, NJNG added 2,581 and 2,129 new customers and converted 183 and 137 existing customers to natural gas heat and other services. This customer growth represents an estimated increase of approximately $1.5 million annually to utility gross margin assuming normal weather and usage. In addition, NJNG currently expects to add approximately 15,000 to 17,000 new customers during the two-year period of fiscal 2015 and 2016. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 50 percent of the growth will come from new construction markets and another 50 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG's base rates by approximately $4.2 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition and further discussion of utility gross margin.

SAVEGREEN

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives, that are designed to encourage the installation of high efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two to 10-year period through a tariff rider mechanism. The recovery includes a weighted average cost of capital that ranges from 6.9 percent, with a return on equity of 9.75 percent, to 7.76 percent, with a return on equity of 10.3 percent. Since inception, the BPU has approved total SAVEGREEN investments of approximately $144.2 million, of which, $98.7 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $20 million.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On December 16, 2014, NJNG filed a petition with the BPU to extend SAVEGREEN through June 30, 2018, with minor modifications.

Conservation Incentive Program

The CIP facilitates normalizing NJNG's utility gross margin for variances not only due to weather but also for other factors affecting customer usage, such as conservation and energy efficiency. In May 2014, the BPU approved the continuation of the CIP program with no expiration date; however, it will be subject to review in a 2017 rate filing. In September 2014, the BPU provisionally approved a reduction to NJNG's CIP rates to be effective October 1, 2014 and, which, will result in a 4.3 percent reduction to the average residential heat customer's bill.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended
	December 31,
(Thousands)	2014	2013
Weather (1)	$2,254	$81
Usage	3,224	2,340
Total	$5,478	$2,421

(1)
Compared with the CIP 20-year average, weather was 2 percent warmer-than-normal during the three months ended December 31, 2014, and 2.6 percent colder-than-normal during the three months ended December 31, 2013.

Commodity prices

Our Natural Gas Distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, the price of natural gas charged to our customers through the BGSS clause, our ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as shown in the graph below for the three months ended December 31, 2014 and 2013, which illustrates the daily natural gas prices(1) in the northeast market region, also known as Tetco M-3:
(1) Data source from Platts, a division of McGraw Hill Financial.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The maximum daily price was $4.70 and $11.01 and the minimum daily price was $1.15 and $3.11 for the three months ended December 31, 2014 and 2013, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Utility gross margin from incentive programs was $4.2 million and $2.5 million during the three months ended December 31, 2014 and 2013, respectively. A more detailed discussion of the impacts to utility gross margin can be found in the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Environmental remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, as of December 31, 2014, NJNG recognized a regulatory asset and an obligation of $177 million, a decrease of $6.6 million, compared with the prior fiscal year.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Superstorm Sandy

In November 2012, NJNG filed a petition with the BPU requesting deferral accounting for uninsured incremental O&M costs associated with Superstorm Sandy, which was subsequently approved in May 2013. In addition, NJNG requested that the review of and the appropriate recovery period for such deferred expenses be addressed in NJNG's next base rate case. On October 22, 2014, the BPU approved, as prudent and reasonable, deferred O&M storm costs of $15.2 million to be recovered in NJNG's next base rate case to be filed no later than November 15, 2015. As of December 31, 2014 and September 30, 2014, NJNG had $15.2 million of these costs as a regulatory asset on the Unaudited Condensed Consolidated Balance Sheets.

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

NJNG's operating results are as follows:

	Three Months Ended
	December 31,
(Thousands)	2014	2013
Utility gross margin
Operating revenues	$208,727	$233,469
Less:
Gas purchases (1)	88,568	115,544
Energy and other taxes	11,528	14,629
Regulatory rider expense	21,463	19,832
Total utility gross margin	87,168	83,464
Operation and maintenance expenses	29,980	27,252
Depreciation and amortization	10,545	9,835
Other taxes not reflected in utility gross margin	1,079	1,074
Operating income	45,564	45,303
Other income	1,397	503
Interest expense, net of capitalized interest	4,609	3,984
Income tax provision	14,166	14,183
Net income	$28,186	$27,639

(1)	Includes related party transactions of approximately $1.6 million and $1.7 million for the three months ended December 31, 2014 and 2013, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating revenues decreased by 10.6 percent, and gas purchases decreased by 23.3 percent, respectively, during the three months ended December 31, 2014, compared with the three months ended December 31, 2013. The factors contributing to the (decreases) increases in operating revenues and gas purchases are as follows:

	Three Months Ended
	December 31,
	2014 v. 2013
(Millions)	Operating revenue	Gas purchases
Average BGSS rates (1)	$(13.5)	$(12.6)
Off-system sales	(12.0)	(11.9)
Firm sales	(3.4)	(0.7)
CIP adjustments	3.1	—
Other	1.1	(1.8)
Total (decrease)	$(24.7)	$(27.0)

(1)	Operating revenue includes changes in sales tax of $(.9) million during the three months ended December 31, 2014, compared with the three months ended December 31, 2013.

A decrease in BGSS rates during the three months ended December 31, 2014, compared with the three months ended December 31, 2013, contributed to decreases in operating revenues and gas purchases, as well as a decrease in off-system sales, which was due primarily to a 20.9 percent reduction in volumes and a 14.2 percent decrease in the average price of gas sold. A decrease in usage related primarily to weather being 4.6 percent warmer during the three months ended December 31, 2014, compared with the three months ended December 31, 2013, also contributed to decreases in operating revenues and gas purchases associated with firm sales. These decreases were partially offset by an increase in CIP adjustments of $2.2 million related to weather and $884,000 related to usage. Other includes changes in rider rates, including those related to SAVEGREEN, NJCEP and other programs.

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended
	December 31,
	2014		2013
($ in thousands)	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$52,844	12.4	$50,560	12.5
Commercial, industrial and other	13,760	2.3	13,000	2.4
Firm transportation	16,254	5.8	17,321	5.0
Total utility firm gross margin/throughput	82,858	20.5	80,881	19.9
BGSS incentive programs	4,177	52.9	2,456	35.8
Interruptible	133	2.9	127	1.6
Total utility gross margin/throughput	$87,168	76.3	$83,464	57.3

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The factors contributing to the increases in utility firm gross margin are as follows:

Three Months Ended
December 31,
(Thousands)	2014 v. 2013
Customer impact	$1,594
SAVEGREEN	355
AIP	28
Total increase	$1,977

The increase in utility firm gross margin during the three months ended December 31, 2014, compared with the three months ended December 31, 2013, was due primarily to increases in revenue related to customer growth.

The decrease in firm transportation margin is due primarily to transfers of customers to residential and commercial sales as a result of customers returning to NJNG from third party natural gas providers in NJNG's distribution territory. The transfer of customers has no impact on NJNG's total utility firm gross margin since distribution tariff rates are the same for these customer classes.

NJNG's total customers include the following:

	December 31, 2014	December 31, 2013
Firm customers
Residential	428,088	410,546
Commercial, industrial & other	26,697	25,889
Residential transport	44,304	54,437
Commercial transport	10,408	10,682
Total firm customers	509,497	501,554
Other	76	88
Total customers	509,573	501,642

NJNG added 2,581 and 2,129 new customers and converted 183 and 137 existing customers to natural gas heat and other services during the three months ended December 31, 2014 and 2013, respectively. This customer growth represents an estimated annual increase of approximately .3 Bcf in sales to firm customers, assuming normal weather and usage, which would contribute approximately $1.5 million annually to utility gross margin.

BGSS Incentive Programs

The factors contributing to the increases in utility gross margin generated by BGSS incentive programs are as follows:

Three Months Ended
December 31,
(Thousands)	2014 v. 2013
Capacity release	$1,270
Storage	335
FRM	199
Off-system sales	(83)
Total increase	$1,721

The increase during the three months ended December 31, 2014, compared with the three months ended December 31, 2013, was due primarily to increased capacity release margins due primarily to an increase in the amount of volumes released and the value of capacity, as well as increased margins in the storage incentive program, which were due to lower natural gas prices at injection points and the timing of storage injections.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operation and Maintenance Expense

A summary and description of the factors contributing to the increases in O&M are as follows:

Three Months Ended
December 31,
(Thousands)	2014 v. 2013
Compensation and benefits	$1,069
Bad debt	534
Maintenance and repairs	421
Shared corporate costs	359
Consulting	243
Other	102
Total increase	$2,728

The increase in O&M during the three months ended December 31, 2014, compared with the three months ended December 31, 2013, was due primarily to increases in overtime and health care costs, an increase in write-offs of customer receivables, higher software maintenance, contractors and tax audit expenses.

Depreciation Expense

Depreciation expense increased $710,000 during the three months ended December 31, 2014, compared with the three months ended December 31, 2013, as a result of additional utility plant being placed into service.

Operating Income

Operating income increased $261,000, during the three months ended December 31, 2014, compared with the three months ended December 31, 2013, due primarily to the increase in total utility gross margin of $3.7 million, offset by the increases in O&M and depreciation expense, as previously discussed.

Net Income

Net income increased 2 percent during the three months ended December 31, 2014, compared with the three months ended December 31, 2013. The increase was due primarily to the increased operating income, as previously discussed and an increase in other income due to the return on investments related to the SAFE program, offset by an increase in interest expense associated with new long-term debt issued offset by the retirement of a private placement bond in March 2014.

Energy Services Segment

Overview

NJRES is an unregulated provider of physical natural gas services and customized energy solutions. The market areas in which it operates include the Gulf Coast, Mid-Continent, Appalachian, Northeastern and Western regions in the U.S., as well as Canada.

NJRES focuses on creating value from its natural gas assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity within the regions that encompass its market area. Through the use of its capacity contracts, NJRES is able to take advantage of pricing differences between geographic locations, commonly referred to as “locational” or “basis” spreads in addition to pricing differences over specific periods of time commonly referred to as “time spreads.” To monetize these differences, NJRES may enter into contracts that call for the future delivery and/or sale of physical natural gas and simultaneously enters into financial derivative contracts to establish an initial financial margin for each of its forecasted physical commodity transactions. Financial instruments are utilized to economically hedge natural gas inventory that will be sold at a future date, all of which were contemplated as part of an entire forecasted transaction. The financial derivative contracts serve to protect the cash flows of the transaction from volatility in commodity prices and primarily include exchange-traded futures, options, and swap contracts. Typically, periods of increased price volatility provide NJRES with additional arbitrage opportunities to generate margin by improving the respective time or locational spreads on a forward basis.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Predominantly all of NJRES' physical purchases and sales of natural gas result in the physical delivery of natural gas. NJRES accounts for its physical commodity contracts and its financial derivative instruments at fair value on the Unaudited Condensed Consolidated Balance Sheets. Changes in the fair value of these contracts are included in earnings as a component of operating revenue or gas purchases, as appropriate, on the Unaudited Condensed Consolidated Statements of Operations. Volatility in reported net income at NJRES can occur over periods of time due to changes in the fair value of derivatives, as well as timing differences related to certain transactions. Unrealized gains and losses can fluctuate as a result of changes in the price of natural gas from the original hedge price compared with the market price of natural gas at each reporting date. Volatility in earnings also occurs as a result of timing differences between the settlement of financial derivatives and the sale of the corresponding physical natural gas that was economically hedged. When a financial instrument settles and the natural gas is placed in inventory, the realized gains and losses associated with the financial instrument are recognized in earnings. However, the gains and losses associated with the economically hedged natural gas are not recognized in earnings until the natural gas inventory is sold, at which time NJRES realizes the entire margin on the transaction.

Operating Results

NJRES' financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2014	2013
Operating revenues	$603,688	$637,709
Gas purchases (including demand charges(1))	474,947	663,787
Gross margin	128,741	(26,078)
Operation and maintenance expenses	2,988	3,585
Depreciation and amortization	22	12
Other taxes	454	368
Operating income (loss)	125,277	(30,043)
Interest expense, net	513	616
Income tax provision (benefit)	45,877	(11,273)
Net income (loss)	$78,887	$(19,386)

(1)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to ten years.

As of December 31, 2014, NJRES' portfolio of financial derivative instruments was comprised of:

•	83.2 Bcf of net short futures contracts, inclusive of multiple market locations

•	1.2 Bcf of net long option positions

As of December 31, 2013, NJRES' portfolio of financial derivative instruments was comprised of:

•	73.0 Bcf of net short futures contracts, inclusive of multiple market locations

•	0.9 Bcf of net long option positions

Operating Revenues and Gas Purchases

Operating revenues decreased $34 million and gas purchases decreased $188.8 million during the three months ended December 31, 2014, compared with the three months ended December 31, 2013, due primarily to lower average gas prices and volumes due to warmer weather. The decrease in gas purchases was also due to the increase of $155.2 million in unrealized gains as a result of timing differences in the settlement of certain economic hedges.

Gross Margin

Gross margin during the three months ended December 31, 2014, was higher by approximately $154.8 million compared with the three months ended December 31, 2013, due primarily to the decrease in operating revenues and gas purchases as described above.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net Income

Net income increased $98.3 million during the three months ended December 31, 2014, compared with the three months ended December 31, 2013, due primarily to the increase in gross margin as previously discussed, partially offset by the related increase in income tax provision.

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

Financial Margin

The following table is a computation of NJRES' financial margin:

	Three Months Ended
	December 31,
(Thousands)	2014	2013
Operating revenues	$603,688	$637,709
Less: Gas purchases	474,947	663,787
Add:
Unrealized (gain) loss on derivative instruments and related transactions (1)	(90,000)	65,201
Effects of economic hedging related to natural gas inventory	(8,765)	(22,880)
Financial margin	$29,976	$16,243

(1)
Includes unrealized gains related to an intercompany transaction between NJNG and NJRES that are eliminated in consolidation of approximately $1.3 million and $451,000 for the three months ended December 31, 2014 and 2013, respectively.

A reconciliation of operating income, the closest GAAP financial measurement, to NJRES' financial margin is as follows:

	Three Months Ended
	December 31,
(Thousands)	2014	2013
Operating income (loss)	$125,277	$(30,043)
Add:
Operation and maintenance expenses	2,988	3,585
Depreciation and amortization	22	12
Other taxes	454	368
Subtotal - Gross margin	128,741	(26,078)
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(90,000)	65,201
Effects of economic hedging related to natural gas inventory	(8,765)	(22,880)
Financial margin	$29,976	$16,243

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Financial margin increased $13.7 million during the three months ended December 31, 2014, compared with the three months ended December 31, 2013, as a result of the seasonal volatility caused by the preparation for winter weather and related forecast variability, which had a positive impact on the value of NJRES’ pipeline and storage capacity assets.

Net Financial Earnings

A reconciliation of NJRES' net income (loss), the most directly comparable GAAP financial measurement to NFE is as follows:

	Three Months Ended
	December 31,
(Thousands)	2014	2013
Net income (loss)	$78,887	$(19,386)
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(90,000)	65,201
Effects of economic hedging related to natural gas inventory	(8,765)	(22,880)
Tax adjustments	36,314	(15,561)
Net financial earnings	$16,436	$7,374

NFE increased $9.1 million during the three months ended December 31, 2014, compared with the three months ended December 31, 2013, due primarily to the increase in financial margin as previously discussed.

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

Clean Energy Ventures Segment

Overview

Our Clean Energy Ventures segment actively pursues opportunities in the clean energy markets, including solar, wind and combined heat and power. Clean Energy Ventures has entered into various agreements to install solar equipment involving net-metered residential and commercial projects, as well as grid-connected projects. In addition, Clean Energy Ventures has entered into various PPAs to supply energy from wind projects.

Solar

Solar projects placed in service and related ITC eligible expenditures are as follows:

	Three Months Ended
	December 31,
($ in Thousands)	2014			2013
Placed in service	Projects	MW	Costs(1)	Projects	MW	Costs(1)
Grid-connected	1	9.9	$25,842	1	1.4	$4,746
Net-metered:
Commercial	—	—	—	1	0.3	988
Residential	145	1.4	4,045	175	1.6	5,861
Total placed in service	146	11.3	$29,887	177	3.3	$11,595

(1)	Represents the portion of capital expenditures eligible for ITCs.

Since its inception, Clean Energy Ventures has placed a total of 94.7 MW of solar capacity into service and as of December 31, 2014, has 17.3 MW under construction. The Company estimates solar-related capital expenditures for projects placed in service during fiscal 2015 to be between $100 million and $110 million. As part of its solar investment program, NJRCEV operates a residential solar program, The Sunlight Advantage®, that provides qualifying homeowners the opportunity to have a solar system installed at their home with no installation or maintenance expenses. NJRCEV owns, operates and maintains the system over the life of the contract in exchange for monthly payments.

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

SREC activity consisted of the following:

	Three Months Ended
	December 31,
	2014	2013
Beginning balance as of October 1,	29,970	11,351
SRECs generated	22,247	15,159
SRECs sold	24,994	9,364
Ending balance as of December 31,	27,223	17,146

NJRCEV economically hedges a portion of its expected SREC production through futures and forward contracts. As of December 31, 2014, NJRCEV has hedged approximately 94 percent and 62.4 percent of its SREC inventory and projected SREC production related to its existing commercial assets for fiscal years 2015 and 2016, respectively.

Wind

Clean Energy Ventures has also invested in small to mid-size wind projects that fit its investment profile, including the following as of December 31, 2014:

•	a $21.3 million, 9.7 MW project in Two Dot, Montana that was completed in June 2014;

•	a $42 million, 20 MW project in Carroll County, Iowa that became operational in January 2015; and

•	an $85 million, 48.3 MW wind project in Rush County, Kansas that is currently under construction and expected by NJRCEV to commence commercial operation in the first quarter of fiscal 2016.

All of the wind projects are eligible for a per-kilowatt-hour PTC for a 10-year period following commencement of operation and have power purchase agreements of various terms in place, through which all energy and renewable attributes will be sold to the customer.

Clean Energy Ventures' investments are subject to a variety of factors, such as timing of construction schedules, the permitting and regulatory process, delays related to electric grid interconnection, which can affect our ability to commence operations on a timely basis or, at all, economic trends, the ability to access capital or allocation of capital to other investments or business opportunities and other unforeseen events. Solar projects not placed in service, as originally planned prior to the end of a reporting period, would result in a failure to qualify for ITCs and changes in SREC values and could have a significant adverse impact on that period's annual earnings. Wind projects for which physical work of a significant nature has not begun, or have not qualified for the “safe harbor”, would fail to qualify for PTCs, and could have a significant adverse impact on ten years of annual earnings. In addition, since the primary contributors toward the value of qualifying distributed power projects are tax incentives and SRECs, changes in the federal statutes related to the ITC or PTC or in the markets surrounding clean energy credits, which can be traded or sold to load serving entities that need to comply with state clean energy standards, could also significantly affect earnings.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

The financial results of NJRCEV are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2014	2013
Operating revenues	$6,235	$2,173
Operation and maintenance expenses	3,133	2,097
Depreciation and amortization	3,591	2,511
Other taxes	214	71
Operating (loss)	(703)	(2,506)
Other (expense) income, net	(1,594)	140
Interest expense, net	1,817	1,186
Income tax (benefit)	(19,721)	(2,044)
Net income (loss)	$15,607	$(1,508)

Operating revenues consist of the following:

	Three Months Ended
	December 31,
(Thousands)	2014	2013
SREC sales	$4,388	$1,434
Electricity sales and other	971	252
Sunlight Advantage	876	487
Total operating revenues	$6,235	$2,173

The average SREC sales price was $176 and $153 during the three months ended December 31, 2014 and 2013, respectively.

There are no production costs associated with the revenue generation by our solar assets. All related costs are included as a component of operation and maintenance expenses in the Consolidated Statements of Operations, including such expenses as solar panel maintenance and various fees.

Operation and Maintenance Expense

O&M increased $1 million during the three months ended December 31, 2014, compared with the three months ended December 31, 2013, due primarily to increases in labor costs, administrative costs for projects placed in service, project leasing costs, project maintenance costs and shared services costs.

Depreciation Expense

Depreciation expense increased $1.1 million during the three months ended December 31, 2014, compared with the three months ended December 31, 2013, as a result of additional projects being placed into service.

Income Tax (Benefit)

NJR’s effective tax rate is significantly impacted by the amount of tax credits forecast to be earned during the fiscal year. GAAP requires NJR to estimate its annual effective tax rate and use this rate to calculate its year-to-date tax provision. Based on NJRCEV’s forecast of projects to be completed during the fiscal year, NJR’s estimated annual effective tax rate for fiscal 2015 is 24.9 percent and $18 million related to tax credits, net of deferred taxes, were recognized during the three months ended December 31, 2014. The effective annual effective tax rate as of December 31, 2013, was 16.3 percent and $594,000 related to tax credits, net of deferred taxes, were recognized during the three months ended December 31, 2013.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net Income

Net income increased $17.1 million during the three months ended December 31, 2014, compared with the three months ended December 31, 2013, due primarily to an increase in ITCs and PTCs as a result of higher capital expenditures expected to be placed in service in fiscal 2015, as well as an increase in overall revenue, partially offset by increased depreciation and O&M expenses, and higher interest expense due to an increase in debt.

Non-GAAP Financial Measures

Management of the Company uses a non-GAAP financial measure, noted as “NFE,” when evaluating the operating results of Clean Energy Ventures. For NFE purposes an annual estimated effective tax rate is calculated and any necessary quarterly tax adjustment is applied to NJRCEV, as such adjustment is related to tax credits generated by NJRCEV. Accordingly, for NFE purposes, the effective tax rate for fiscal 2015 is estimated at 17.4 percent with an adjustment of $(6.6) million recognized during the three months ended December 31, 2014. During the three months ended December 31, 2013, the effective tax rate for fiscal 2014 was estimated at 23.3 percent with an adjustment of $5.1 million recognized. Since the effective tax rate is based on certain forecasted assumptions, including estimates surrounding completion of projects, the rate and resulting NFE are subject to change. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure. A reconciliation of NJRCEV's net income (loss), the most directly comparable GAAP financial measurement to NFE is as follows:

	Three Months Ended
	December 31,
(Thousands)	2014	2013
Net income (loss)	$15,607	$(1,508)
Add:
Tax adjustments	(6,599)	5,122
Net financial earnings	$9,008	$3,614

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

As of December 31, 2014, NJR's net investments in Steckman Ridge, Iroquois and PennEast were $127.9 million, $22.9 million and $1.1 million, respectively.

Operating Results

The financial results of Midstream are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2014	2013
Equity in earnings of affiliates	$3,775	$2,942
Operation and maintenance expenses	$147	$346
Interest expense, net	$11	$130
Income tax provision	$1,492	$996
Net income	$2,120	$1,434

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Equity in earnings, which is driven primarily by storage revenues generated by Steckman Ridge and transportation revenues generated by Iroquois, is as follows:

	Three Months Ended
	December 31,
(Thousands)	2014	2013
Steckman Ridge	$2,729	$2,005
Iroquois	1,046	937
Total equity in earnings	$3,775	$2,942

Equity in earnings of affiliates increased $833,000 during the three months ended December 31, 2014 compared with the three months ended December 31, 2013, due primarily to increases in storage service revenue and demand for hub services at Steckman Ridge.

Home Services and Other Operations

Overview

The financial results of Home Services and Other consist primarily of the operating results of NJRHS, CR&R, and NJR Energy. NJRHS provides service, sales and installation of appliances to approximately 118,000 service contract customers and has been focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its building and undeveloped land. NJR Energy invests in other energy-related ventures. Home Services and Other also includes organizational expenses incurred at NJR.

Operating Results

The consolidated financial results of Home Services and Other are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2014	2013
Operating revenues	$9,011	$9,274
Operation and maintenance expenses	$8,855	$8,945
Energy and other taxes	$1,043	$886
Income tax (benefit)	$(452)	$(191)
Net (loss)	$(592)	$(201)

Operating revenues decreased $263,000 during the three months ended December 31, 2014 compared with the three months ended December 31, 2013, due primarily to decreased heating equipment sales, installations and service contracts at NJRHS due to warmer weather during the three months ended December 31, 2014 compared with the three months ended December 31, 2013.

Net loss increased $391,000 during the three months ended December 31, 2014, compared with the three months ended December 31, 2013, due primarily to decreased revenues, partially offset by the increase in the income tax benefit related to the increased pre-tax loss at NJRHS and an after-tax gain of $186,000 during the three months ended December 31, 2013 associated with the sale of 25.4 acres of undeveloped land at CR&R.

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

NJR's consolidated capital structure was as follows:

	December 31, 2014	September 30, 2014
Common stock equity	53%	51%
Long-term debt	33	31
Short-term debt	14	18
Total	100%	100%

Common Stock Equity

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP and proceeds from the exercise of options issued under the Company's long-term incentive program. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. NJR raised $3.8 million and $3.6 million of equity through the DRP, by issuing approximately 74,000 and 79,000 shares of treasury stock, during the three months ended December 31, 2014 and 2013, respectively. During the three months ended December 31, 2014, NJR also raised approximately $19.8 million of equity by issuing approximately 344,000 new shares through the waiver discount feature of the DRP. NJR issued no new shares during the three months ended December 31, 2013.

In 1996, the Board of Directors authorized the Company to implement a share repurchase program, which was expanded seven times since the inception of the program. In July 2013, the Board of Directors approved an increase in the number of shares of NJR common stock authorized for repurchase under NJR's Share Repurchase Plan by one million shares to a total of 9.75 million shares. As of December 31, 2014, the Company repurchased a total of approximately 8.3 million of those shares and may repurchase an additional 1.45 million shares under the approved program. There were 54,200 shares repurchased during the three months ended December 31, 2014.

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

NJR believes that as of December 31, 2014, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of December 31, 2014, NJR had a revolving credit facility totaling $425 million, as described below, with $327.3 million available under the facility, as well as a $100 million uncommitted revolving credit facility with the full amount remaining for future borrowings.

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of December 31, 2014, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $75.1 million.

Due to the seasonal nature of natural gas prices and demand, NJR and NJNG's short-term borrowings tend to peak in the winter months.

Short-term borrowings were as follows:

Three Months Ended
(Thousands)	December 31, 2014
NJR
Notes Payable to banks:
Balance at end of period	$80,000
Weighted average interest rate at end of period	1.06%
Average balance for the period	$145,644
Weighted average interest rate for average balance	1.07%
Month end maximum for the period	$184,700
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$174,196
Weighted average interest rate at end of period	0.15%
Average balance for the period	$178,684
Weighted average interest rate for average balance	0.14%
Month end maximum for the period	$190,000

NJR

As noted above, based on its average borrowings during the three months ended December 31, 2014, NJR's average interest rate was 1.07 percent, resulting in interest expense of $393,000.

As of December 31, 2014, NJR has five letters of credit outstanding totaling $17.7 million, which reduces the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

On October 24, 2014, NJR entered into a $100 million uncommitted Line of Credit Agreement, with Santander Bank, N.A., expiring on October 24, 2015. Loans under the Line of Credit Agreement are made at the discretion of the Lender and, when made, will bear interest at the Eurodollar Rate (as defined in the Agreement) plus an applicable margin to be determined at the time a borrowing is requested. No amounts have been drawn under this arrangement as of December 31, 2014.

NJNG

As noted above, NJNG's weighted average interest rate on outstanding commercial paper was .14 percent during the three months ended December 31, 2014, resulting in interest expense of $63,000.

As of December 31, 2014, NJNG has two letters of credit outstanding for $731,000. These letters of credit reduce the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

Long-Term Debt

NJR

NJR has $50 million, of 6.05 percent senior unsecured notes, issued through the private placement market, maturing in September 2017.

NJR has an unsecured, uncommitted $100 million private placement shelf note agreement with MetLife. As of December 31, 2014, $100 million remains available for borrowing under the MetLife Facility.

NJR has outstanding $25 million of 1.94 percent senior notes due September 15, 2015, and $25 million of 2.51 percent senior notes due September 15, 2018, which were issued under a now-expired facility with MetLife.

In June 2011, NJR entered into an unsecured, uncommitted $75 million private placement shelf note agreement with Prudential. In September 2012, NJR issued $50 million of 3.25 percent senior notes due September 17, 2022. Effective July 25, 2014, NJR entered into a First Amendment to the Prudential Facility allowing the issuance of up to an additional $100 million in notes. On November 7, 2014, NJR issued $100 million in 3.48 percent senior notes due November 7, 2024. The notes issued under the Prudential Facility are guaranteed by certain unregulated subsidiaries of NJR.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG

As of December 31, 2014, NJNG's long-term debt consisted of $335.8 million in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2018 to 2044, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $55.4 million in capital leases with various maturities ranging from 2015 to 2021.

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

Sale-Leaseback

NJNG received $7.2 million and $7.6 million in December 2014 and 2013, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG expects to continue this sale-leaseback program on an annual basis, subject to market conditions.

Contractual Obligations

NJNG's total capital expenditures are projected to be $182.3 million and $233.7 million, in fiscal 2015 and 2016, respectively, and include estimated SAFE costs of $41.2 million and $39 million, respectively. Total capital expenditures spent or accrued during the three months ended December 31, 2014 were $37.1 million, of which $6.2 million was related to SAFE. In November 2012, NJNG filed a petition with the BPU requesting deferral accounting for incurred uninsured incremental O&M costs associated with Superstorm Sandy. As of December 31, 2014, NJNG has deferred $15.2 million in regulatory assets for future recovery. On October 22, 2014, the BPU approved the deferred assets as prudent and reasonable for recovery with the appropriate amortization period for such deferred expenses to be addressed in the Company's next base rate case to be filed no later than November 15, 2015. However, there can be no assurances that such recovery mechanisms will be available or, if available, no assurances can be given relative to the timing or amount of such recovery.

NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility, the issuance of long-term debt and contributions from NJR.

As of December 31, 2014, NJNG's future MGP expenditures are estimated to be $177 million. For a more detailed description of MGP see Note 12. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJRCEV's expenditures include distributed power projects that support NJR's goal to promote clean energy. Accordingly, NJRCEV enters into agreements to install solar equipment involving both residential and commercial projects. During the three months ended December 31, 2014, capital expenditures spent related to the purchase and installation of the solar equipment were $17.8 million and an additional $44.9 million has been committed or accrued for solar projects to be placed into service during fiscal 2015 and beyond. The Company estimates solar-related capital expenditures placed in service in fiscal 2015 to be between $100 million and $110 million.

On October 11, 2013, NJRCEV acquired the development rights of the Two Dot wind project in Montana, which was its first onshore wind project. NJRCEV invested approximately $21.3 million to construct the 9.7 MW wind project that was completed in June 2014. In the second fiscal quarter of 2014, NJRCEV acquired the development rights to its second wind project, a $42 million, 20 MW wind farm in Carroll County, Iowa that became operational in January 2015, and on October 9, 2014, NJRCEV acquired the development rights to an $85 million, 48.3 MW wind project in Rush County, Kansas that is currently under construction. During the three months ended December 31, 2014, $37.5 million has been spent and an additional $71.4 million has been committed or accrued for these wind projects. In fiscal 2015, NJRCEV estimates that its wind-related capital expenditures will range between $90 million and $110 million.

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

Off-Balance-Sheet Arrangements

The Company does not have any off-balance-sheet arrangements, with the exception of guarantees covering approximately $329.1 million of natural gas purchases and demand fee commitments and outstanding letters of credit totaling $18.4 million, as noted above.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Cash flows from operating activities during the three months ended December 31, 2014, totaled $40.8 million compared with cash flows (used in) operating activities of $(68.8) million during the three months ended December 31, 2013. In addition to the factors noted above, a decrease of $93.3 million in broker margin requirements, which resulted primarily from an increase in the value of open derivative positions at NJRES, contributed to the increase in operating cash flows.

Investing Activities

Cash flows used in investing activities totaled $92.2 million during the three months ended December 31, 2014, compared with $54 million during the three months ended December 31, 2013. The increase of $38.2 million was due primarily to increases in capital expenditures of $30.4 million related to wind and solar projects at NJRCEV and $1.3 million related to utility plant including cost of removal at NJNG, partially offset by proceeds from the sale of land at CR&R during the three months ended December 31, 2013.

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

Cash flows from financing activities totaled $60.9 million during the three months ended December 31, 2014, compared with $129.9 million during the three months ended December 31, 2013. The decrease of $69 million was due primarily to reduced short-term debt primarily related to the significantly lower broker margin requirements at NJRES, which was partially offset by an increase in proceeds from long-term debt to fund NJRCEV long-term capital expenditures, along with an increase in proceeds from the issuance of common shares, including $19.8 million related to 344,000 new shares issued through the waiver discount feature of the DRP.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2014 to December 31, 2014:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2014	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2014
NJNG	$377	$(19,251)	$(22)	$(18,852)
NJRES	(1,414)	110,503	27,122	81,967
Total	$(1,037)	$91,252	$27,100	$63,115

There were no changes in methods of valuations during the three months ended December 31, 2014.

The following is a summary of fair market value of financial derivatives at December 31, 2014, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2015	2016	2016 - 2018	After 2019	Total Fair Value
Price based on NYMEX/CME	$13,363	$(340)	$294	$—	$13,317
Price based on ICE	48,008	1,001	789	—	49,798
Total	$61,371	$661	$1,083	$—	$63,115

The following is a summary of financial derivatives by type as of December 31, 2014:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
NJNG	Futures	21.5	$3.11 - $4.07	$(18,782)
	Options	0.5	$0.24 - $0.24	(70)
NJRES	Futures	(83.2)	$1.58 - $13.39	81,673
	Options	1.2	$0.24 - $0.24	294
Total				$63,115

(1)	Million Metric British thermal unit

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2014 to December 31, 2014:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2014	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2014
NJRES - Prices based on other external data	$(15,484)	(8,965)	(13,735)	$(10,714)

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and fixed price swaps is derived from this location, the price sensitivity analysis below has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed swap positions by approximately $13.6 million. This analysis does not include potential changes to reported credit adjustments embedded in the $68.2 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(6,809)	$(13,618)	$(20,427)	$(27,237)
Ending derivative fair value	$68,238	$61,429	$54,620	$47,811	$41,001

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$6,809	$13,618	$20,427	$27,237
Ending derivative fair value	$68,238	$75,047	$81,856	$88,665	$95,475

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of December 31, 2014. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES' counterparty credit exposure as of December 31, 2014, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$208,695	$169,737
Noninvestment grade	19,525	1,526
Internally rated investment grade	36,691	9,780
Internally rated noninvestment grade	10,292	2
Total	$275,203	$181,045

NJNG's counterparty credit exposure as of December 31, 2014, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$4,579	$3,840
Noninvestment grade	7,737	448
Internally rated investment grade	270	105
Internally rated noninvestment grade	3,941	94
Total	$16,527	$4,487

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

Information regarding NJR's interest rate risk can be found in Item 7A. Quantitative and Qualitative Disclosures About Market Risks and the Liquidity and Capital Resources - Debt section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of its Annual Report on Form 10-K for the period ended September 30, 2014.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in NJR's Annual Report on Form 10-K for the year ended September 30, 2014, and is set forth in Part I, Item 1, Note 12. Commitment and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter ended December 31, 2014, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While NJR attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of NJR's 2014 Annual Report on Form 10-K includes a detailed discussion of NJR's risk factors. Those risks and uncertainties have the potential to materially affect NJR's financial condition and results of operations. There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, of our 2014 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth NJR's repurchase activity for the quarter ended December 31, 2014:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
10/01/14 - 10/31/14	54,200	$50.13	54,200	1,451,227
11/01/14 - 11/30/14	—	$—	—	1,451,227
12/01/14 - 12/31/14	—	$—	—	1,451,227
Total	54,200	$50.13	54,200	1,451,227

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of December 31, 2014, included 9.75 million shares of common stock for repurchase, of which, approximately 1.45 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	February 4, 2015
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Executive Vice President and
Chief Financial Officer