Form 10-Q
period 2015-03-31
NEW JERSEY RESOURCES CORP
filed 2015-05-07
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of May 5, 2015 was 85,581,223.

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

FMB	First Mortgage Bonds
FRM	Financial Risk Management
GAAP	Generally Accepted Accounting Principles of the United States
Home Services and Other	Home Services and Other Operations (formerly Retail and Other Operations)
ICE	Intercontinental Exchange
Iroquois	Iroquois Gas Transmission L.P.
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
LNG	Liquefied Natural Gas
MetLife	Metropolitan Life Insurance Company
MetLife Facility	NJR's unsecured, uncommitted $100 million private placement shelf note agreement with MetLife, Inc. expiring in September 2016
MGP	Manufactured Gas Plant
Moody's	Moody's Investors Service, Inc.
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014
NFE	Net Financial Earnings
NGV	Natural Gas Vehicles
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	NJNG's $250 million unsecured committed credit facility expiring in May 2019
NJR Credit Facility	NJR's $425 million unsecured committed credit facility expiring in August 2017
NJR Energy	NJR Energy Corporation

GLOSSARY OF KEY TERMS (cont.)

NJR or The Company	New Jersey Resources Corporation
NJRCEV	NJR Clean Energy Ventures Corporation
NJRES	NJR Energy Services Company
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
O&M	Operation and Maintenance
OCI	Other Comprehensive Income
OPEB	Other Postemployment Benefit Plans
PennEast	PennEast Pipeline Company, LLC
PIM	Pipeline Integrity Management
PPA	Power Purchase Agreement
Prudential	Prudential Investment Management, Inc.
Prudential Facility	NJR's unsecured, uncommitted private placement shelf note agreement with Prudential
PTC	Federal Production Tax Credit
RA	Remediation Adjustment
Retail Holdings	NJR Retail Holdings Corporation
S&P	Standard & Poor's Financial Services, LLC
SAFE	Safety Acceleration and Facility Enhancement
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Charge
SREC	Solar Renewable Energy Certificate
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Superstorm Sandy	Post-Tropical Cyclone Sandy
Tetco	Texas Eastern Transmission
The Exchange Act	The Securities Exchange Act of 1934, as amended
U.S.	The United States of America

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

•
the impact to the asset values and resulting higher costs and funding obligations of NJR's pension and postemployment benefit plans as a result of potential downturns in the financial markets, lower discount rates, revised actuarial assumptions or impacts associated with the Patient Protection and Affordable Care Act;

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2015	2014	2015	2014
OPERATING REVENUES
Utility	$374,703	$394,528	$583,430	$627,997
Nonutility	638,387	1,185,041	1,253,784	1,829,977
Total operating revenues	1,013,090	1,579,569	1,837,214	2,457,974
OPERATING EXPENSES
Gas purchases:
Utility	129,281	146,449	213,544	255,937
Nonutility	662,573	1,046,328	1,135,544	1,708,272
Related parties	3,124	3,039	6,388	6,339
Operation and maintenance	52,778	61,273	97,537	103,296
Regulatory rider expenses	42,692	38,211	64,155	58,043
Depreciation and amortization	15,204	12,828	29,590	25,394
Energy and other taxes	24,632	24,429	38,953	41,457
Total operating expenses	930,284	1,332,557	1,585,711	2,198,738
OPERATING INCOME	82,806	247,012	251,503	259,236
Other income, net	1,137	712	1,027	1,839
Interest expense, net of capitalized interest	6,483	6,306	13,678	12,601
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	77,460	241,418	238,852	248,474
Income tax provision	20,144	71,680	61,011	73,185
Equity in earnings of affiliates	3,587	3,233	6,382	5,375
NET INCOME	$60,903	$172,971	$184,223	$180,664

EARNINGS PER COMMON SHARE
Basic	$0.71	$2.06	$2.17	$2.15
Diluted	$0.71	$2.04	$2.14	$2.13
DIVIDENDS DECLARED PER COMMON SHARE	$0.23	$0.21	$0.45	$0.42
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	85,328	84,158	84,940	84,100
Diluted	86,370	84,914	85,982	84,856

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2015	2014	2015	2014
Net income	$60,903	$172,971	$184,223	$180,664
Other comprehensive income, net of tax
Unrealized (loss) gain on available for sale securities, net of tax of $380, $(11), $(75) and $203, respectively	$(550)	$15	109	(295)
Net unrealized gain (loss) on derivatives, net of tax of $(68), $89, $(50) and $109, respectively	118	(152)	87	(186)
Adjustment to postemployment benefit obligation, net of tax of $(168), $(112), $(337) and $(223), respectively	239	161	486	322
Other comprehensive (loss) income	$(193)	$24	682	(159)
Comprehensive income	$60,710	$172,995	$184,905	$180,505

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,
(Thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$184,223	$180,664
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized (gain) loss on derivative instruments	(20,198)	52,394
Depreciation and amortization	29,590	25,394
Allowance for equity used during construction	(2,014)	(603)
Allowance for bad debt expense	1,696	1,205
Deferred income taxes	31,576	22,970
Manufactured gas plant remediation costs	(2,089)	(1,845)
Equity in earnings of equity investees, net of distributions received	4,089	1,626
Cost of removal - asset retirement obligations	(403)	(164)
Contributions to postemployment benefit plans	(2,434)	(2,348)
Changes in:
Components of working capital	42,506	96,040
Other noncurrent assets	39,396	6,038
Other noncurrent liabilities	20,568	2,071
Cash flows from operating activities	326,506	383,442
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for:
Utility plant	(58,657)	(59,971)
Solar and wind equipment	(88,370)	(45,403)
Real estate properties and other	(61)	(477)
Cost of removal	(11,334)	(10,914)
Investments in equity investees	(1,264)	—
Distribution from equity investees in excess of equity in earnings	957	464
Proceeds from sale of asset	—	6,000
(Payment to) withdrawal from restricted cash construction fund	(1,484)	85
Cash flows (used in) investing activities	(160,213)	(110,216)
CASH FLOWS (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock	28,310	7,757
Tax benefit from stock options exercised	839	94
Proceeds from sale-leaseback transaction	7,216	7,576
Proceeds from long-term debt	100,000	125,000
Payments of long-term debt	(4,510)	(65,017)
Purchases of treasury stock	(3,945)	(4,387)
Payments of common stock dividends	(38,010)	(35,264)
Net payments of short-term debt	(155,000)	(302,400)
Cash flows (used in) financing activities	(65,100)	(266,641)
Change in cash and cash equivalents	101,193	6,585
Cash and cash equivalents at beginning of period	2,151	2,969
Cash and cash equivalents at end of period	$103,344	$9,554
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(178,647)	$(294,939)
Inventories	205,992	178,955
Recovery of gas costs	15,734	6,866
Gas purchases payable	24,827	137,947
Gas purchases payable - related parties	155	97
Prepaid and accrued taxes	39,169	67,164
Accounts payable and other	(35,456)	3,992
Restricted broker margin accounts	(16,707)	(21,329)
Customers' credit balances and deposits	(5,821)	(8,819)
Other current assets	(6,740)	26,106
Total	$42,506	$96,040
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$12,946	$11,221
Income taxes	$14,719	$8,648
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$26,781	$1,347

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	March 31, 2015	September 30, 2014
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,831,757	$1,791,009
Construction work in progress	157,715	139,624
Solar and wind equipment, real estate properties and other, at cost	437,360	347,285
Construction work in progress	61,206	55,625
Total property, plant and equipment	2,488,038	2,333,543
Accumulated depreciation and amortization, utility plant	(422,094)	(409,135)
Accumulated depreciation and amortization, solar and wind equipment, real estate properties and other	(48,686)	(40,298)
Property, plant and equipment, net	2,017,258	1,884,110
CURRENT ASSETS
Cash and cash equivalents	103,344	2,151
Customer accounts receivable
Billed	331,378	189,970
Unbilled revenues	42,864	7,231
Allowance for doubtful accounts	(5,447)	(5,357)
Regulatory assets	34,457	26,862
Gas in storage, at average cost	71,402	277,516
Materials and supplies, at average cost	8,287	8,165
Prepaid and accrued taxes	1,462	22,269
Derivatives, at fair value	60,013	64,223
Restricted broker margin accounts	44,046	27,339
Deferred taxes	19,348	36,451
Other	34,485	25,911
Total current assets	745,639	682,731
NONCURRENT ASSETS
Investments in equity investees	151,136	153,010
Regulatory assets	351,218	377,575
Derivatives, at fair value	5,141	5,654
Other	62,989	55,724
Total noncurrent assets	570,484	591,963
Total assets	$3,333,381	$3,158,804

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)	March 31, 2015	September 30, 2014
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding March 31, 2015-85,459,835; September 30, 2014-84,356,312	$220,830	$218,223
Premium on common stock	213,620	199,739
Accumulated other comprehensive (loss), net of tax	(4,912)	(5,594)
Treasury stock at cost and other; shares March 31, 2015-2,872,212; September 30, 2014-2,932,775	(99,219)	(121,031)
Retained earnings	820,804	674,829
Common stock equity	1,151,123	966,166
Long-term debt	699,199	598,209
Total capitalization	1,850,322	1,564,375
CURRENT LIABILITIES
Current maturities of long-term debt	36,279	34,505
Short-term debt	146,000	301,000
Gas purchases payable	230,720	205,901
Gas purchases payable to related parties	1,561	1,398
Accounts payable and other	77,948	104,005
Dividends payable	19,225	19,001
Deferred and accrued taxes	23,572	2,721
Regulatory liabilities	12,115	6,072
New Jersey clean energy program	6,492	14,285
Derivatives, at fair value	84,626	79,863
Customers' credit balances and deposits	16,514	22,335
Total current liabilities	655,052	791,086
NONCURRENT LIABILITIES
Deferred income taxes	438,783	423,213
Deferred investment tax credits	5,101	5,262
Deferred revenue	5,140	4,042
Derivatives, at fair value	3,598	6,690
Manufactured gas plant remediation	177,000	177,000
Postemployment employee benefit liability	87,220	86,674
Regulatory liabilities	71,623	61,326
Asset retirement obligation	31,129	30,495
Other	8,413	8,641
Total noncurrent liabilities	828,007	803,343
Commitments and contingent liabilities (Note 12)
Total capitalization and liabilities	$3,333,381	$3,158,804

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and operates certain unregulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company provides natural gas utility service to approximately 512,000 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment;

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

Intercompany transactions and accounts have been eliminated.

Gas in Storage

The following table summarizes gas in storage, at average cost by company as of:

	March 31, 2015		September 30, 2014
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJRES	$65,030	22.0	$191,250	56.5
NJNG	6,372	1.5	86,266	21.3
Total	$71,402	23.5	$277,516	77.8

Available for Sale Securities

Included in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets are certain investments in equity securities of a publicly traded energy company that have a fair value of $10.9 million and $10.7 million as of March 31, 2015 and September 30, 2014, respectively. Total unrealized gains associated with these equity securities, which are included as a part of accumulated other comprehensive income, a component of common stock equity, were $8.3 million, or $4.9 million after tax, and $8.1 million, or $4.8 million after tax, as of March 31, 2015 and September 30, 2014, respectively. Reclassifications of realized gains out of other comprehensive income into income are determined based on average cost.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sale of Asset

On October 22, 2013, CR&R sold approximately 25.4 acres of undeveloped land located in Monmouth County for $6 million, generating a pre-tax gain after closing costs of $313,000, which was recognized in other income in the first fiscal quarter on the Unaudited Condensed Consolidated Statements of Operations.

Common Stock Split

On January 20, 2015, NJR’s Board of Directors approved a 2 for 1 stock split of the Company’s common stock for the Company’s common stock shareholders of record on February 6, 2015. The additional shares were issued on March 3, 2015, resulting in an increase in average shares outstanding from approximately 42.7 million to approximately 85.4 million. All share-related information for prior periods has been adjusted throughout this report on a retroactive basis to reflect the effects of the stock split. As well, common stock and premium on common stock amounts have been adjusted as of the earliest period presented in the Unaudited Condensed Consolidated Balance Sheets.

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

(Thousands)	March 31, 2015		September 30, 2014
NJRES	$171,563	52%	$142,566	75%
NJNG (1)	153,642	46	41,281	22
NJRCEV	1,127	—	594	—
NJRHS and other	5,046	2	5,529	3
Total	$331,378	100%	$189,970	100%

(1)	Does not include unbilled revenues of $42.9 million and $7.2 million as of March 31, 2015 and September 30, 2014, respectively.

Loan Receivable

NJNG provides interest-free loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Unaudited Condensed Consolidated Balance Sheets. The Company has recorded $5 million and $3.9 million in other current assets and $32.2 million and $27.3 million in other noncurrent assets as of March 31, 2015 and September 30, 2014, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans.

NJR's policy is to establish an allowance for doubtful accounts when loan balances are outstanding for more than 60 days. As of March 31, 2015 and September 30, 2014, there was no allowance for doubtful accounts established.

Recent Updates to the Accounting Standards Codification

Income Taxes

In July 2013, the FASB issued ASU No. 2013-11, an amendment to ASC 740, Income Taxes, which clarifies financial statement presentation for unrecognized tax benefits. The ASU requires that an unrecognized tax benefit, or portion thereof, shall be presented in the balance sheet as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss or a tax credit carryforward. To the extent such a deferred tax asset is not available or the Company does not intend to use it to settle any additional taxes that would result from the disallowance of a tax position, the related unrecognized tax benefit will be presented as a liability in the financial statements. The amended guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company currently does not have unrecognized tax benefits recorded on its balance sheet and there was no impact to its financial position upon adoption.

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

Revenue

In May 2014, the FASB issued ASU No. 2014-09, and added Topic 606, Revenue from Contracts with Customers, to the ASC. ASC 606 supersedes ASC 605, Revenue Recognition, as well as most industry-specific guidance, and prescribes a single, comprehensive revenue recognition model designed to improve financial reporting comparability across entities, industries, jurisdictions and capital markets. The new guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In April 2015, the FASB issued an exposure draft proposing that the implementation of the new guidance be deferred for one year. Upon adoption, the guidance will be applied on a full or modified retrospective basis. The Company is currently evaluating the provisions of ASC 606 to understand the impact, if any, to its financial position, results of operations and cash flows upon adoption.

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

Extraordinary and Unusual Items

In January 2015, the FASB issued ASU No. 2015-1, an amendment to ASC 225, Income Statement, which eliminates the concept of extraordinary items and, therefore, removes the requirement for separate presentation, net of tax, after income from continuing operations. The new guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company does not expect this standard to have any impact to its financial position, results of operations and cash flows upon adoption.

Consolidation

In February 2015, the FASB issued ASU No. 2015-2, an amendment to ASC 810, Consolidation, which changes the consolidation analysis required under U.S. GAAP and reevaluates whether limited partnerships and similar entities must be consolidated. The new guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Upon adoption, the amendments will be applied on a full or modified retrospective basis. The Company is currently evaluating the provisions of ASC 810 to understand the impact, if any, to its financial position, results of operations and cash flows upon adoption.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	March 31, 2015	September 30, 2014
Regulatory assets-current
New Jersey Clean Energy Program	$6,492	$14,285
Derivatives at fair value, net	24,759	—
Underrecovered gas costs	3,206	12,577
Total current regulatory assets	$34,457	$26,862
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$17,985	$30,916
Liability for future expenditures	177,000	177,000
Deferred income taxes	9,968	9,968
SAVEGREEN	21,517	29,180
Postemployment and other benefit costs	104,500	108,507
Deferred Superstorm Sandy costs	15,207	15,207
Other noncurrent regulatory assets	5,041	6,797
Total noncurrent regulatory assets	$351,218	$377,575
Regulatory liability-current
Conservation Incentive Program	$12,115	$5,752
Derivatives at fair value, net	—	320
Total current regulatory liabilities	$12,115	$6,072
Regulatory liabilities-noncurrent
Cost of removal obligation	$55,372	$61,163
Derivatives at fair value, net	—	57
Conservation programs	14,781	—
Other noncurrent regulatory liabilities	1,470	106
Total noncurrent regulatory liabilities	$71,623	$61,326

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

Recent regulatory filings and/or actions include the following:

•
On October 1, 2014, NJNG implemented a decrease to its BGSS rate for residential sales and general service small sales customers resulting in a 5 percent decrease to the average residential heat customer's bill. In addition, NJNG reduced its CIP rates resulting in a 4.3 percent decrease to the average residential heat customer's bill. On April 15, 2015, the BPU approved the BGSS and CIP rates on a final basis.

•
On October 22, 2014, the BPU approved, as prudent and reasonable, the deferred O&M storm costs associated with Superstorm Sandy to be recovered in NJNG's next base rate case to be filed no later than November 15, 2015.

•	On December 16, 2014, NJNG filed a petition with the BPU to extend SAVEGREEN through June 30, 2018, with minor modifications.

•	On March 18, 2015, the BPU approved the June 2014 compliance filing associated with SAVEGREEN to maintain the existing rate.

•	On March 27, 2015, NJNG filed a letter petition with the BPU to continue its existing BGSS Incentive Programs, which currently expire October 31, 2015.

•	On April 2, 2015, NJNG filed two petitions with the BPU to construct, operate and finalize the route for its Southern Reliability Link project.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	DERIVATIVE INSTRUMENTS

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
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		March 31, 2015		September 30, 2014
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
NJRES:
Foreign currency contracts	Derivatives - current	$—	$18	$—	$155
Fair value of derivatives designated as hedging instruments		$—	$18	$—	$155

Derivatives not designated as hedging instruments:
NJNG:
Financial commodity contracts	Derivatives - current	$907	$25,645	$2,525	$2,205
	Derivatives - noncurrent	—	—	82	25
NJRES:
Physical forward commodity contracts	Derivatives - current	10,381	11,521	15,391	30,778
	Derivatives - noncurrent	695	—	35	132
Financial commodity contracts	Derivatives - current	48,725	47,442	46,307	46,725
	Derivatives - noncurrent	4,446	3,598	5,537	6,533
Fair value of derivatives not designated as hedging instruments		$65,154	$88,206	$69,877	$86,398
Total fair value of derivatives		$65,154	$88,224	$69,877	$86,553

At March 31, 2015, the gross notional amount of the foreign currency transactions was approximately $101,000, and ineffectiveness in the hedge relationship is immaterial to the financial results of NJR.

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

(Thousands)	Amounts Presented in Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of March 31, 2015:
Derivative assets:
NJRES
Physical forward commodity contracts	$11,076	$(2,961)	$—	$8,115
Financial commodity contracts	53,171	(51,040)	—	2,131
Total NJRES	$64,247	$(54,001)	$—	$10,246
NJNG
Financial commodity contracts	$907	$(907)	$—	$—
Derivative liabilities:
NJRES
Physical forward commodity contracts	$11,521	$(2,961)	$(1,200)	$7,360
Financial commodity contracts	51,040	(51,040)	—	—
Foreign currency contracts	18	—	—	18
Total NJRES	$62,579	$(54,001)	$(1,200)	$7,378
NJNG
Financial commodity contracts	$25,645	$(907)	$(24,738)	$—

As of September 30, 2014:
Derivative assets:
NJRES
Physical forward commodity contracts	$15,426	$(11,531)	$—	$3,895
Financial commodity contracts	51,844	(51,844)	—	—
Total NJRES	$67,270	$(63,375)	$—	$3,895
NJNG
Financial commodity contracts	$2,607	$(2,230)	$(377)	$—
Derivative liabilities:
NJRES
Physical forward commodity contracts	$30,910	$(12,058)	$(1,200)	$17,652
Financial commodity contracts	53,258	(51,844)	(1,414)	—
Foreign currency contracts	155	—	—	155
Total NJRES	$84,323	$(63,902)	$(2,614)	$17,807
NJNG
Financial commodity contracts	$2,230	$(2,230)	$—	$—

(1)	Derivative assets and liabilities are presented on a gross basis in the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Offsetting derivative instruments include: transactions with NAESB netting election, transactions held by FCM's with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Six Months Ended
		March 31,		March 31,
Derivatives not designated as hedging instruments:		2015	2014	2015	2014
NJRES:
Physical commodity contracts	Operating revenues	$(1,144)	$(57,916)	$14,947	$(57,998)
Physical commodity contracts	Gas purchases	10,063	(54,481)	(9,793)	(79,474)
Financial commodity contracts	Gas purchases	(27,204)	(101,629)	90,517	(141,699)
Total unrealized and realized (losses) gains		$(18,285)	$(214,026)	$95,671	$(279,171)

The table above does not include (losses) gains associated with NJNG's financial derivatives that totaled $(5.5) million and $6.2 million for the three months ended March 31, 2015 and 2014, respectively, and $(24.5) million and $12.8 million for the six months ended March 31, 2015 and 2014, respectively. These derivatives are part of NJNG's risk management activities that relate to its natural gas purchases and BGSS incentive programs. As these transactions are entered into pursuant to and recoverable through regulatory riders, any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities resulting in no impact to earnings.

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

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
Derivatives in cash flow hedging relationships:	2015	2014	2015	2014	2015	2014
Foreign currency contracts	$(381)	$(309)	$567	$68	$—	$—

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended		Six Months Ended		Six Months Ended
	March 31,		March 31,		March 31,
Derivatives in cash flow hedging relationships:	2015	2014	2015	2014	2015	2014
Foreign currency contracts	$(405)	$(460)	$542	$165	$—	$—

(1)	The settlement of foreign currency transactions over the next 12 months is expected to result in the reclassification of $(18,000) from OCI into earnings. The maximum tenor is April 2015.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG and NJRES had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		March 31, 2015	September 30, 2014
NJNG	Futures	27.2	17.3
NJRES	Futures	(37.9)	(62.1)
	Options	1.2	1.2
	Physical	74.7	28.6

Broker Margin

Generally, exchange-traded futures contracts require posted collateral, referred to as margin, usually in the form of cash. The amount of margin required is comprised of a fixed initial amount based on exchange requirements and a variable amount based on a daily mark-to-market. The Company maintains separate broker margin accounts for NJNG and NJRES. The balances by company, are as follows:

(Thousands)	Balance Sheet Location	March 31, 2015	September 30, 2014
NJNG	NJNG Broker margin - Current assets	$29,471	$1,057
NJRES	NJRES Broker margin - Current assets	$14,575	$26,282

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of March 31, 2015. Internally-rated exposure applies to counterparties that are not rated by S&P or Moody's. In these cases, the Company's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts, plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$144,536
Noninvestment grade	23,734
Internally rated investment grade	26,404
Internally rated noninvestment grade	14,813
Total	$209,487

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2015 and September 30, 2014, was $76,000 and $39,000, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on March 31, 2015 and September 30, 2014, the Company would have been required to post an additional $75,000 and $7,000, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities and excluding capital leases is as follows:

(Thousands)	March 31, 2015	September 30, 2014
Carrying value (1)	$682,845	$557,845
Fair market value	$728,283	$586,909

(1)	Excludes capital leases of $52.6 million and $49.9 million as of March 31, 2015 and September 30, 2014, respectively.

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of March 31, 2015, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

These additional adjustments are generally not considered to be significant to the ultimate recognized values.

Level 3	Inputs derived from a significant amount of unobservable market data. These include NJR's best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2015:
Assets:
Physical forward commodity contracts	$—	$11,076	$—	$11,076
Financial derivative contracts - natural gas	54,078	—	—	54,078
Available for sale equity securities - energy industry (1)	10,856	—	—	10,856
Other (2)	1,678	—	—	1,678
Total assets at fair value	$66,612	$11,076	$—	$77,688
Liabilities:
Physical forward commodity contracts	$—	$11,521	$—	$11,521
Financial commodity contracts - natural gas	76,685	—	—	76,685
Financial commodity contracts - foreign exchange	—	18	—	18
Total liabilities at fair value	$76,685	$11,539	$—	$88,224
As of September 30, 2014:
Assets:
Physical forward commodity contracts	$—	$15,426	$—	$15,426
Financial derivative contracts - natural gas	54,451	—	—	54,451
Available for sale equity securities - energy industry (1)	10,672	—	—	10,672
Other (2)	1,299	—	—	1,299
Total assets at fair value	$66,422	$15,426	$—	$81,848
Liabilities:
Physical forward commodity contracts	$—	$30,910	$—	$30,910
Financial commodity contracts - natural gas	55,488	—	—	55,488
Financial commodity contracts - foreign exchange	—	155	—	155
Total liabilities at fair value	$55,488	$31,065	$—	$86,553

(1)	Included in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets.

(2)	Includes various money market funds in Level 1.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	INVESTMENTS IN EQUITY INVESTEES

NJR's investments in equity investees includes the following investments as of:

(Thousands)	March 31, 2015	September 30, 2014
Steckman Ridge (1)	$127,384	$128,413
Iroquois	21,928	24,042
PennEast	1,824	555
Total	$151,136	$153,010

(1)
Includes loans with a total outstanding principal balance of $70.4 million for both March 31, 2015 and September 30, 2014. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

NJR, through a subsidiary, NJR Pipeline Company, formed PennEast with five other investors, plans to construct and operate a 115-mile pipeline that will extend from northeast Pennsylvania to western New Jersey.

NJRES and NJNG have entered into transportation, storage and park and loan agreements with Steckman Ridge and Iroquois. In addition, NJNG has entered into a precedent capacity agreement with PennEast with an estimated service date of November 1, 2017. See Note 14. Related Party Transactions for more information on these intercompany transactions.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share amounts)	2015	2014	2015	2014
Net income, as reported	$60,903	$172,971	$184,223	$180,664
Basic earnings per share
Weighted average shares of common stock outstanding-basic	85,328	84,158	84,940	84,100
Basic earnings per common share	$0.71	$2.06	$2.17	$2.15
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	85,328	84,158	84,940	84,100
Incremental shares (1)	1,042	756	1,042	756
Weighted average shares of common stock outstanding-diluted	86,370	84,914	85,982	84,856
Diluted earnings per common share (2)	$0.71	$2.04	$2.14	$2.13

(1)	Incremental shares consist primarily of stock awards and performance shares.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three and six months ended March 31, 2015, and 2014.

8.	COMMON STOCK EQUITY

Changes in common stock equity during the six months ended March 31, 2015, are as follows:

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance as of September 30, 2014	84,356	$218,223	$199,739	$(5,594)	$(121,031)	$674,829	$966,166
Net income						184,223	184,223
Other comprehensive income				682			682
Common stock issued under stock plans	1,196	2,607	15,267		6,329		24,203
Tax benefits from stock plans			(1,386)				(1,386)
Cash dividend declared ($.45 per share)						(38,248)	(38,248)
Treasury stock and other	(92)				15,483		15,483
Balance as of March 31, 2015	85,460	$220,830	$213,620	$(4,912)	$(99,219)	$820,804	$1,151,123

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP and proceeds from the exercise of options issued under the Company's long-term incentive program. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. NJR raised $7.7 million and $7.4 million of equity through the DRP, by issuing approximately 152,000 and 163,000 shares of treasury stock, during the six months ended March 31, 2015 and 2014, respectively. During the six months ended March 31, 2015, NJR also raised approximately $19.8 million of equity by issuing approximately 344,000 new shares through the waiver discount feature of the DRP. NJR issued no new shares during the six months ended March 31, 2014.

Accumulated Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income, net of related tax effects:

(Thousands)	Available for Sale Securities	Cash Flow Hedges		Postemployment Benefit Obligation		Total
Balance as of September 30, 2014	$4,782	$(93)		$(10,283)		$(5,594)
Other comprehensive income, net of tax
Other comprehensive income (loss), before reclassifications, net of tax of $(75), $149, $0, $74	109	(256)		—		(147)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(199), $(337), $(536)	—	343	(1)	486	(2)	829
Net current-period other comprehensive income, net of tax of $(75), $(50), $(337), $(462)	109	87		486		682
Balance as of March 31, 2015	$4,891	$(6)		$(9,797)		$(4,912)

Balance as of September 30, 2013	$5,400	$12		$(7,033)		$(1,621)
Other comprehensive income, net of tax
Other comprehensive (loss), before reclassifications, net of tax of $203, $169, $0, $372	(295)	(291)		—		(586)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(60), $(223), $(283)	—	105	(1)	322	(2)	427
Net current-period other comprehensive (loss) income, net of tax of $203, $109, $(223), $89	(295)	(186)		322		(159)
Balance as of March 31, 2014	$5,105	$(174)		$(6,711)		$(1,780)

(1)	Consists of realized losses related to foreign currency derivatives, which are reclassified to gas purchases in the Unaudited Condensed Consolidated Statements of Operations.

(2)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense in the Unaudited Condensed Consolidated Statements of Operations.

9.	DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program, committed unsecured credit facilities and private placement debt shelf facilities.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	March 31, 2015	September 30, 2014	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	August 2017
Notes outstanding at end of period	$—	$148,000
Weighted average interest rate at end of period	—%	1.08%
Amount available at end of period (2)	$417,345	$256,484
Bank revolving credit facilities (3)	$100,000	$—	October 2015
Amount available at end of period	$100,000	$—
NJNG
Bank revolving credit facilities (1)	$250,000	$250,000	May 2019
Commercial paper outstanding at end of period	$146,000	$153,000
Weighted average interest rate at end of period	0.18%	0.12%
Amount available at end of period (4)	$103,269	$96,269

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $7.7 million and $20.5 million as of March 31, 2015 and September 30, 2014, respectively, which reduces amount available by the same amount.

(3)	Uncommitted credit facilities, which require no commitment fees.

(4)	Letters of credit outstanding total $731,000 and $731,000 as of March 31, 2015 and September 30, 2014, respectively, which reduces the amount available by the same amount.

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

NJR Long-term Debt

Under the Prudential Facility, as of March 31, 2015, NJR had $50 million in notes outstanding at 3.25 percent due on September 17, 2022, and on November 7, 2014, an additional $100 million in notes at 3.48 percent was issued and is due on November 7, 2024.

On September 26, 2013, NJR entered into an unsecured, uncommitted $100 million private placement shelf note agreement allowing NJR to issue senior notes during a three-year issuance period ending September 26, 2016. As of March 31, 2015, $100 million remains available for borrowing under this facility.

As of March 31, 2015, NJR had two series of notes outstanding under an unsecured, uncommitted private placement shelf note agreement, which expired in May 2013, in the amounts of $25 million at 1.94 percent, which will mature on September 15, 2015 and $25 million at 2.51 percent, which will mature on September 15, 2018.

NJNG Long-term Debt

On April 15, 2015, NJNG issued $50 million of 2.82 percent senior notes due April 15, 2025, and $100 million of 3.66 percent senior notes due April 15, 2045, secured by FMB in the private placement market pursuant to a note purchase agreement entered into on February 12, 2015. The proceeds of the notes will be used for general corporate purposes, to refinance or retire debt and to fund capital expenditure requirements.

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

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	March 31,		March 31,		March 31,		March 31,
(Thousands)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$1,871	$1,536	$3,742	$3,072	$1,064	$981	$2,127	$1,962
Interest cost	2,550	2,517	5,100	5,033	1,435	1,433	2,870	2,866
Expected return on plan assets	(4,273)	(3,869)	(8,545)	(7,738)	(1,244)	(1,043)	(2,488)	(2,087)
Recognized actuarial loss	1,747	1,399	3,492	2,798	735	625	1,471	1,250
Prior service cost amortization	27	28	55	56	(91)	(89)	(182)	(178)
Recognized net initial obligation	—	—	—	—	—	2	—	5
Net periodic benefit cost	$1,922	$1,611	$3,844	$3,221	$1,899	$1,909	$3,798	$3,818

The Company does not expect to be required to make additional contributions to fund the pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets, interest rates and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the six months ended March 31, 2015 and 2014.

11.	INCOME TAXES

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. During the six months ended March 31, 2015 and 2014, based on its analysis, the Company determined there was no need to recognize any liabilities associated with uncertain tax positions.

The effective tax rates for the six months ended March 31, 2015 and 2014, were 24.9 percent and 28.8 percent, respectively. The decreased tax rate is due primarily to an increase in the ITCs, net of deferred taxes, and the PTCs that were forecasted as of March 31, 2015, of $24.5 million and $2.2 million, respectively compared with ITCs, net of deferred taxes, and the PTCs that were forecasted as of March 31, 2014 of $18.7 million and $187,000, respectively.

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

As of March 31, 2015, the Company has total state income tax net operating losses of approximately $181 million, which generally have a life of 20 years. The Company has recorded a deferred state tax asset of approximately $10.6 million on the Unaudited Condensed Consolidated Balance Sheets, reflecting the tax benefit associated with the loss carryforwards. In addition, as of March 31, 2015, the Company has recorded a valuation allowance of $213,000 because it believes that it is more likely than not that the deferred tax assets related to CR&R and NJR will expire unused. As of September 30, 2014, the Company had total state income tax net operating losses of approximately $153.2 million, a deferred state tax asset of approximately $9 million and a valuation allowance of $212,000.

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

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through October 2032, for the supply, storage and transportation of natural gas. These contracts include current annual fixed charges of approximately $40.6 million at current contract rates and volumes, which are recoverable through BGSS.

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

Commitments as of March 31, 2015, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2015	2016	2017	2018	2019	Thereafter
NJRES:
Natural gas purchases	$197,232	$130,025	$5,059	$—	$—	$—
Storage demand fees	13,262	20,746	7,509	4,123	2,306	3,383
Pipeline demand fees	46,374	56,531	29,550	15,082	7,212	7,838
Sub-total NJRES	$256,868	$207,302	$42,118	$19,205	$9,518	$11,221
NJNG:
Natural gas purchases	$31,306	$74,991	$79,203	$49,459	$50,325	$169,489
Storage demand fees	14,406	25,762	20,524	14,398	9,299	4,649
Pipeline demand fees	26,240	79,416	50,288	86,915	88,187	869,443
Sub-total NJNG	$71,952	$180,169	$150,015	$150,772	$147,811	$1,043,581
Total (1)	$328,820	$387,471	$192,133	$169,977	$157,329	$1,054,802

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

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

NJNG may recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In July 2013, NJNG requested approval of its MGP expenditures incurred through June 2013, as well as a reduction in the RA factor to $18.7 million annually. The petition was provisionally approved by the BPU on November 22, 2013, with rates effective December 1, 2013, and was approved on a final basis in July 2014. In September 2014, NJNG requested approval of its MGP expenditures incurred through June 2014 to recover $8.5 million annually related to the SBC RA factor. As of March 31, 2015, $18 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $151.3 million to $249.8 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, as of March 31, 2015, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $177 million on the Unaudited Condensed Consolidated Balance Sheets, based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information related to the Company's various business segments and other operations is detailed below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2015	2014	2015	2014
Operating revenues
Natural Gas Distribution
External customers	$374,703	$394,528	$583,430	$627,997
Energy Services
External customers (1)	626,107	1,173,835	1,226,669	1,807,526
Intercompany	56,097	67,749	59,223	71,767
Clean Energy Ventures
External customers	4,068	2,679	10,303	4,852
Subtotal	1,060,975	1,638,791	1,879,625	2,512,142
Home Services and Other
External customers	8,212	8,527	16,812	17,599
Intercompany	375	297	786	499
Eliminations	(56,472)	(68,046)	(60,009)	(72,266)
Total	$1,013,090	$1,579,569	$1,837,214	$2,457,974
Depreciation and amortization
Natural Gas Distribution	$10,647	$9,972	$21,192	$19,807
Energy Services	23	13	45	25
Clean Energy Ventures	4,297	2,635	7,888	5,146
Midstream	1	2	3	3
Subtotal	14,968	12,622	29,128	24,981
Home Services and Other	238	208	476	415
Eliminations	(2)	(2)	(14)	(2)
Total	$15,204	$12,828	$29,590	$25,394
Interest income (2)
Natural Gas Distribution	$10	$181	$100	$442
Energy Services	13	—	13	—
Clean Energy Ventures	22	—	22	—
Midstream	242	270	481	538
Subtotal	287	451	616	980
Home Services and Other	201	—	201	—
Eliminations	(242)	(235)	(481)	(468)
Total	$246	$216	$336	$512

(1)	Includes sales to Canada, which accounted for 4.4 percent and 4 percent of total operating revenues during the six months ended March 31, 2015 and 2014, respectively.

(2)	Included in other income on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2015	2014	2015	2014
Interest expense, net of capitalized interest
Natural Gas Distribution	$4,388	$3,888	$8,997	$7,872
Energy Services	288	661	801	1,277
Clean Energy Ventures	1,661	1,249	3,478	2,435
Midstream	210	377	460	775
Subtotal	6,547	6,175	13,736	12,359
Home Services and Other	(64)	131	(58)	242
Total	$6,483	$6,306	$13,678	$12,601
Income tax provision (benefit)
Natural Gas Distribution	$23,778	$23,725	$37,944	$37,908
Energy Services	3,923	64,345	49,800	53,072
Clean Energy Ventures	(9,042)	(17,388)	(28,763)	(19,432)
Midstream	1,819	1,573	3,311	2,569
Subtotal	20,478	72,255	62,292	74,117
Home Services and Other	(972)	(1,129)	(1,424)	(1,320)
Eliminations	638	554	143	388
Total	$20,144	$71,680	$61,011	$73,185
Equity in earnings of affiliates
Midstream	$4,581	$4,141	$8,356	$7,083
Eliminations	(994)	(908)	(1,974)	(1,708)
Total	$3,587	$3,233	$6,382	$5,375
Net financial earnings (loss)
Natural Gas Distribution	$48,594	$47,043	$76,780	$74,682
Energy Services	36,316	91,407	52,752	98,781
Clean Energy Ventures	13,010	12,807	22,018	16,421
Midstream	2,604	2,254	4,724	3,688
Subtotal	100,524	153,511	156,274	193,572
Home Services and Other	(1,359)	(1,576)	(1,951)	(1,777)
Eliminations	(22)	(15)	(70)	(15)
Total	$99,143	$151,920	$154,253	$191,780
Capital expenditures
Natural Gas Distribution	$33,243	$35,484	$69,991	$70,885
Clean Energy Ventures	33,025	20,486	88,370	45,403
Subtotal	66,268	55,970	158,361	116,288
Home Services and Other	50	272	61	477
Total	$66,318	$56,242	$158,422	$116,765
Investments in equity investees
Midstream	$717	$—	$1,264	$—
Total	$717	$—	$1,264	$—

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2015	2014	2015	2014
Consolidated net financial earnings	$99,143	$151,920	$154,253	$191,780
Less:
Unrealized loss (gain) from derivative instruments and related transactions	68,474	(13,256)	(20,198)	52,395
Effects of economic hedging related to natural gas inventory	(23,450)	(18,668)	(32,215)	(41,548)
Tax adjustments	(6,784)	10,873	22,443	269
Consolidated net income	$60,903	$172,971	$184,223	$180,664

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	March 31, 2015	September 30, 2014
Assets at end of period:
Natural Gas Distribution	$2,268,272	$2,143,684
Energy Services	334,123	457,080
Clean Energy Ventures	473,136	380,707
Midstream	151,811	153,891
Subtotal	3,227,342	3,135,362
Home Services and Other	167,610	82,413
Intercompany assets (1)	(61,571)	(58,971)
Total	$3,333,381	$3,158,804

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	RELATED PARTY TRANSACTIONS

NJRES may periodically enter into storage or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge, or transportation agreements with its affiliated FERC-regulated interstate pipeline, Iroquois. As of March 31, 2015, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which will expire by October 31, 2020. Additionally, NJRES has transportation capacity with Iroquois that expires by October 31, 2020. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois were $3.2 million and $1.5 million during the six months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, NJRES had demand fees payable of $280,000 and $513,000 to Steckman Ridge and Iroquois, respectively, which are included in gas purchases payable. As of September 30, 2014, fees payable to Steckman Ridge and Iroquois, were $187,000 and $389,000, respectively.

In January 2010, NJNG entered into a 10-year agreement effective April 1, 2010, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG's BGSS mechanism and are included in regulatory assets. Additionally, NJNG has transportation capacity with Iroquois that expires by January 31, 2019. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois were $3.2 million and $4.8 million during the six months ended March 31, 2015 and 2014, respectively. NJNG had demand fees payable to both Steckman Ridge and Iroquois in the amount of $768,000 and $823,000 as of March 31, 2015 and September 30, 2014, respectively.

NJNG and NJRES have entered into various asset management agreements. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to NJRES for the entire term of the agreements. NJNG retains the right to purchase market priced or fixed price storage gas from NJRES. As of March 31, 2015, NJNG and NJRES had three asset management agreements with expiration dates ranging from October 2015 through March 2016.

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

Net income (loss) by business segment and operations are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2015		2014		2015		2014
Net income (loss)
Natural Gas Distribution	$48,594	80%	$47,043	27%	$76,780	42%	$74,682	41%
Energy Services	6,743	11	110,636	64	85,630	46	91,250	51
Clean Energy Ventures	3,240	5	13,672	8	18,847	10	12,164	7
Midstream	2,604	4	2,254	1	4,724	3	3,688	2
Home Services and Other	(1,359)	(2)	(1,576)	(1)	(1,951)	(1)	(1,777)	(1)
Eliminations (1)	1,081	2	942	1	193	—	657	—
Total	$60,903	100%	$172,971	100%	$184,223	100%	$180,664	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in net income during the three months ended March 31, 2015, compared with the three months ended March 31, 2014 was primarily driven by:

•
a decrease at NJRES due to lower average gas prices in fiscal 2015, compared with fiscal 2014, during which there was greater market volatility resulting from the extreme cold weather patterns experienced across the U.S., especially in the Midwest, which did not recur during fiscal 2015, along with an increase in unrealized losses, as a result of timing differences in the settlement of certain economic hedges; and

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

•	a decrease in the portion of forecasted NJRCEV tax credits recognized during the quarter due to the decrease in consolidated pre-tax income for the quarter.

The increase in net income during the six months ended March 31, 2015, compared with the six months ended March 31, 2014 was primarily driven by:

•	an increase at NJRCEV due primarily to increases in forecasted ITCs and PTCs, as well as increases in SREC sales and wind energy revenue; partially offset by

•
a decrease at NJRES due to lower average gas prices in fiscal 2015, compared with fiscal 2014, during which there was greater market volatility resulting from the extreme cold weather patterns experienced across the U.S., especially in the Midwest, which did not recur during fiscal 2015.

The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

Assets by business segment and operations are as follows:

(Thousands)	March 31, 2015		September 30, 2014
Assets
Natural Gas Distribution	$2,268,272	68%	$2,143,684	68%
Energy Services	334,123	10	457,080	14
Clean Energy Ventures	473,136	14	380,707	12
Midstream	151,811	5	153,891	5
Home Services and Other	167,610	5	82,413	3
Intercompany assets (1)	(61,571)	(2)	(58,971)	(2)
Total	$3,333,381	100%	$3,158,804	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets during the six months ended March 31, 2015, was due to additional utility plant expenditures at NJNG, additional solar and wind expenditures at NJRCEV and increased cash in our Home Services and Other operations due to NJR being in a net invested position, partially offset by decreased gas in storage at NJRES.

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating the operating results of NJRES and NJRCEV.

NJRES economically hedges its natural gas inventory with financial derivative instruments. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of the economic hedges with the physical sale of gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments.

For NFE purposes, an annual estimated effective tax rate is calculated and any necessary quarterly tax adjustment is applied to NJRCEV, as such adjustment is primarily related to tax credits generated by NJRCEV.

Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
($ in Thousands)	2015	2014	2015	2014
Net income	$60,903	$172,971	$184,223	$180,664
Add:
Consolidated unrealized loss (gain) on derivative instruments	68,474	(13,256)	(20,198)	52,395
Effects of economic hedging related to natural gas inventory	(23,450)	(18,668)	(32,215)	(41,548)
Tax adjustments	(6,784)	10,873	22,443	269
Net financial earnings	$99,143	$151,920	$154,253	$191,780

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NFE by business segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
($ in Thousands)	2015		2014		2015		2014
Net financial earnings (loss)
Natural Gas Distribution	$48,594	49%	$47,043	31%	$76,780	50%	$74,682	39%
Energy Services	36,316	36	91,407	60	52,752	34	98,781	51
Clean Energy Ventures	13,010	13	12,807	8	22,018	14	16,421	9
Midstream	2,604	3	2,254	2	4,724	3	3,688	2
Home Services and Other	(1,359)	(1)	(1,576)	(1)	(1,951)	(1)	(1,777)	(1)
Eliminations (1)	(22)	—	(15)	—	(70)	—	(15)	—
Total	$99,143	100%	$151,920	100%	$154,253	100%	$191,780	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in NFE during the three and six months ended March 31, 2015, compared with the three and six months ended March 31, 2014, was primarily driven by:

•
a decrease at NJRES due to lower average gas prices in fiscal 2015, compared with fiscal 2014, during which there was greater market volatility resulting from the extreme cold weather patterns experienced across the U.S., especially in the Midwest, which did not recur during fiscal 2015.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey to approximately 512,000 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, such as those associated with adverse economic conditions, that can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts, which can impact customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

As a regulated company, NJNG is required to recognize the impact of regulatory decisions on its financial statements. See Note 3. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements for a more detailed discussion on regulatory actions, including filings related to programs and associated expenditures, as well as rate requests related to recovery of costs.

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

AIP and SAFE

NJNG has implemented BPU-approved infrastructure projects that are designed to enhance the reliability of NJNG's gas distribution system, including AIP and SAFE. As of March 31, 2015, NJNG has received regulatory approval to recover approximately $15.3 million annually through its base tariff rates related to AIP.

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

NGV Advantage

In June 2012, the BPU approved a pilot program for NJNG to invest up to $10 million to build NGV refueling stations in Monmouth, Ocean and Morris counties. As of March 31, 2015, NJNG continues the development of three NGV stations, with the first station opening to the public in the third quarter of fiscal 2015. In April 2014, the BPU approved NJNG's request to include the cost recovery of its NGV capital investments in its next base rate case to be filed no later than November 15, 2015. In addition, the BPU approved a deferred accounting methodology related to the NGV investment costs consistent with NJNG's SAFE Program. The NGV program was authorized by the BPU to earn an overall weighted average cost of capital of 7.1 percent, including a return on equity of 10.3 percent. A portion of the proceeds from the utilization of the compressed natural gas equipment, along with any available federal and state incentives, will be credited back to ratepayers to help offset the cost of this investment.

NJ RISE

NJNG filed a petition with the BPU in September 2013, seeking approval of NJ RISE, which consists of six capital investment projects estimated to cost $102.5 million, excluding AFUDC, for gas distribution storm hardening and mitigation projects, along with associated O&M expenses. The submission was made in response to a March 2013 BPU order, initiating a proceeding to investigate prudent, cost efficient and effective opportunities to protect New Jersey's utility infrastructure from future major storm events. These system enhancements are intended to minimize service impacts during extreme weather events to customers that live in the most storm prone areas of NJNG's service territory. In the filing, NJNG proposed the recovery of its capital costs associated with NJ RISE through an annual adjustment to its base rate. In July 2014, the BPU approved a Stipulation of Settlement related to the recovery of the proposed NJ RISE capital infrastructure program to include a May 2015 filing to recover costs through July 31, 2015, through an adjustment to base rates as of November 1, 2015. Investments through July 31, 2015 will earn a weighted average cost of capital of 6.74 percent, including a return on equity of 9.75 percent. Additional capital and O&M cost recovery will be included in NJNG's next base rate case scheduled to be filed no later than November 15, 2015.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Liquefaction/LNG

NJNG is in the design and procurement phase of its Liquefaction project, which when completed, will allow NJNG to convert natural gas into LNG to be used to fill NJNG's existing LNG storage tanks. Capital cost recovery will be included in NJNG's next base rate case scheduled to be filed no later than November 15, 2015. NJNG estimates that the total costs for this project along with other plant upgrades will be $35.7 million.

Southern Reliability Link

The Southern Reliability Link is a 28-mile, 30-inch transmission main designed to support improved system integrity and reliability in the southern portion of NJNG's service territory. On April 2, 2015, NJNG filed two petitions with the BPU to construct, operate and finalize the route for its Southern Reliability Link project.

Below is a summary of estimated capital expenditures for the current and subsequent fiscal years:

(Millions)	2015	2016
Customer growth	$33.9	$26.9
System maintenance and other	66.9	54.4
SAFE	41.2	39.0
Superstorm Sandy	5.0	—
NGV Advantage	4.2	—
NJ RISE	7.0	14.7
Liquefaction/LNG	11.9	11.8
Southern Reliability Link	19.3	86.9
Total	$189.4	$233.7

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

During the six months ended March 31, 2015 and 2014, respectively, NJNG added 4,079 and 3,658 new customers and converted 390 and 348 existing customers to natural gas heat and other services. This customer growth represents an estimated increase of approximately $2.4 million annually to utility gross margin assuming normal weather and usage. In addition, NJNG currently expects to add approximately 15,000 to 17,000 new customers during the two-year period of fiscal 2015 and 2016. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 50 percent of the growth will come from new construction markets and another 50 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG's base rates by approximately $4.2 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition and further discussion of utility gross margin.

SAVEGREEN

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives, that are designed to encourage the installation of high efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two to 10-year period through a tariff rider mechanism. The recovery includes a weighted average cost of capital that ranges from 6.9 percent, with a return on equity of 9.75 percent, to 7.76 percent, with a return on equity of 10.3 percent. Since inception, the BPU has approved total SAVEGREEN investments of approximately $144.2 million, of which, $104.9 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $20 million.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On December 16, 2014, NJNG filed a petition with the BPU to extend SAVEGREEN through June 30, 2018, with minor modifications. On March 18, 2015, the BPU approved the June 2014 compliance filing associated with SAVEGREEN to maintain the existing rate.

Conservation Incentive Program

The CIP facilitates normalizing NJNG's utility gross margin for variances not only due to weather but also for other factors affecting customer usage, such as conservation and energy efficiency. In May 2014, the BPU approved the continuation of the CIP program with no expiration date; however, it will be subject to review in the 2017 tariff rate filing. In September 2014, the BPU provisionally approved a reduction to NJNG's CIP rates to be effective October 1, 2014, which will result in a 4.3 percent reduction to the average residential heat customer's bill. On April 15, 2015, the BPU approved the CIP rates on a final basis.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2015	2014	2015	2014
Weather (1)	$(15,889)	$(11,793)	$(13,635)	$(11,712)
Usage	(1,686)	1,266	1,538	3,606
Total	$(17,575)	$(10,527)	$(12,097)	$(8,106)

(1)
Compared with the CIP 20-year average, weather was 22.7 percent and 17.5 percent colder-than-normal during the three months ended March 31, 2015 and 2014, respectively, and 12.9 percent and 11.5 percent colder-than-normal during the six months ended March 31, 2015 and 2014, respectively.

Commodity prices

Our Natural Gas Distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, the price of natural gas charged to our customers through the BGSS clause, our ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as shown in the graph below for the six months ended March 31, 2015 and 2014, which illustrates the daily natural gas prices(1) in the northeast market region, also known as Tetco M-3:
(1) Data source from Platts, a division of McGraw Hill Financial.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The maximum daily price was $21.09 and $81.30 and the minimum daily price was $1.15 and $3.11 for the six months ended March 31, 2015 and 2014, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On October 1, 2014, NJNG implemented a decrease to its BGSS rate for residential sales and general service small sales customers resulting in a 5 percent decrease to the average residential heat customer's bill. On April 15, 2015, the BPU approved the BGSS rate on a final basis. Refer to Note 3. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements, for a discussion of BGSS rate actions.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives through October 31, 2015, for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive and FRM programs that are designed to encourage better utilization and hedging of its natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Should performance of the existing incentives or market conditions warrant, NJNG is permitted to propose a process to re-evaluate and discuss alternative incentive programs annually. On March 27, 2015, NJNG filed a letter petition with the BPU requesting the continuation of its existing BGSS Incentive Programs.

Utility gross margin from incentive programs was $7.3 million and $4.5 million during the six months ended March 31, 2015 and 2014, respectively. A more detailed discussion of the impacts to utility gross margin can be found in the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Environmental Remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, as of March 31, 2015, NJNG recognized a regulatory asset and an obligation of $177 million, a decrease of $6.6 million, compared with the prior fiscal year.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Superstorm Sandy

In November 2012, NJNG filed a petition with the BPU requesting deferral accounting for uninsured incremental O&M costs associated with Superstorm Sandy, which was subsequently approved in May 2013. In addition, NJNG requested that the review of and the appropriate recovery period for such deferred expenses be addressed in NJNG's next base rate case. On October 22, 2014, the BPU approved, as prudent and reasonable, deferred O&M storm costs of $15.2 million to be recovered in NJNG's next base rate case to be filed no later than November 15, 2015. As of March 31, 2015 and September 30, 2014, NJNG had $15.2 million of these costs as a regulatory asset on the Unaudited Condensed Consolidated Balance Sheets.

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

NJNG's operating results are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2015	2014	2015	2014
Utility gross margin
Operating revenues	$374,703	$394,528	$583,430	$627,997
Less:
Gas purchases (1)	189,562	218,065	278,130	333,609
Energy and other taxes	21,925	22,297	33,453	36,926
Regulatory rider expense	42,692	38,211	64,155	58,043
Total utility gross margin	120,524	115,955	207,692	199,419
Operation and maintenance expenses	32,638	30,699	62,618	57,951
Depreciation and amortization	10,647	9,972	21,192	19,807
Other taxes not reflected in utility gross margin	1,290	1,232	2,369	2,306
Operating income	75,949	74,052	121,513	119,355
Other income	811	604	2,208	1,107
Interest expense, net of capitalized interest	4,388	3,888	8,997	7,872
Income tax provision	23,778	23,725	37,944	37,908
Net income	$48,594	$47,043	$76,780	$74,682

(1)
Includes related party transactions of approximately $1.6 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively, and $3.2 million and $4.8 million for the six months ended March 31, 2015 and 2014, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating revenues decreased by 5 percent and gas purchases decreased by 13.1 percent during the three months ended March 31, 2015, compared with the three months ended March 31, 2014. Operating revenues decreased by 7.1 percent and gas purchases decreased by 16.6 percent during the six months ended March 31, 2015, compared with the six months ended March 31, 2014. The factors contributing to the increases (decreases) in operating revenues and gas purchases are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015 v. 2014		2015 v. 2014
(Millions)	Operating revenues	Gas purchases	Operating revenues	Gas purchases
Firm sales	$39.8	$24.2	$36.4	$23.6
Average BGSS rates (1)	(27.6)	(25.9)	(41.2)	(38.5)
Off-system sales	(25.8)	(24.9)	(37.8)	(36.9)
CIP adjustments	(7.0)	—	(4.0)	—
Other	0.8	(1.9)	2.0	(3.7)
Total (decrease)	$(19.8)	$(28.5)	$(44.6)	$(55.5)

(1)
Operating revenues include changes in sales tax of $(1.7) million during the three months ended March 31, 2015, compared with the three months ended March 31, 2014, and $(2.7) million during the six months ended March 31, 2015, compared with the six months ended March 31, 2014.

A decrease in BGSS rates during the three and six months ended March 31, 2015, compared with the three and six months ended March 31, 2014, contributed to decreases in operating revenues and gas purchases, as well as lower off-system sales. The decrease in off-system sales during the three months ended March 31, 2015, was due primarily to a 55.6 percent decrease in the average price of gas sold, offset by a 55.5 percent increase in volumes, compared with the three months ended March 31, 2014. The decrease in off-system sales during the six months ended March 31, 2015, was due to a 40.6 percent decrease in the average price of gas sold, offset by a 15.7 percent increase in volumes, compared with the six months ended March 31, 2014. Also contributing to lower revenues was a decrease in CIP adjustments of $4.1 million and $1.9 million related to weather and $2.9 million and $2.1 million related to usage during the three and six months ended March 31, 2015, respectively, compared with the three and six months ended March 31, 2014.

The decreases were offset by an increase in usage related primarily to weather being 4.4 percent colder and 1.1 percent colder during the three and six months ended March 31, 2015, respectively, compared with the three and six months ended March 31, 2014. Other includes changes in rider rates, including those related to NJCEP and other programs.

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2015		2014		2015		2014
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$76,909	25.4	$73,038	22.5	$129,753	37.8	$123,598	35.0
Commercial, industrial and other	18,966	5.6	17,428	4.2	32,726	7.9	30,428	6.6
Firm transportation	20,780	16.2	23,352	8.6	37,034	22.0	40,673	13.6
Total utility firm gross margin/throughput	116,655	47.2	113,818	35.3	199,513	67.7	194,699	55.2
BGSS incentive programs	3,093	56.2	2,043	34.4	7,270	109.1	4,499	70.2
Interruptible	776	1.5	94	1.7	909	4.4	221	3.3
Total utility gross margin/throughput	$120,524	104.9	$115,955	71.4	$207,692	181.2	$199,419	128.7

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

The factors contributing to the increases in utility firm gross margin are as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2015 v. 2014	2015 v. 2014
Customer impact	$2,516	$4,138
SAVEGREEN	321	676
Total increase	$2,837	$4,814

The decrease in firm transportation margin is due primarily to transfers of customers to residential and commercial sales as a result of customers returning to NJNG from third party natural gas providers in NJNG's distribution territory. The transfer of customers has no impact on NJNG's total utility firm gross margin since distribution tariff rates are the same for these customer classes.

NJNG's total customers include the following:

	March 31, 2015	March 31, 2014
Firm customers
Residential	432,118	411,993
Commercial, industrial & other	27,566	25,977
Residential transport	42,355	54,684
Commercial transport	9,959	10,941
Total firm customers	511,998	503,595
Other	68	84
Total customers	512,066	503,679

NJNG added 4,079 and 3,658 new customers and converted 390 and 348 existing customers to natural gas heat and other services during the six months ended March 31, 2015 and 2014, respectively. This customer growth represents an estimated annual increase of approximately .5 Bcf in sales to firm customers, assuming normal weather and usage, which would contribute approximately $2.4 million annually to utility gross margin.

BGSS Incentive Programs

The factors contributing to the increases in utility gross margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2015 v. 2014	2015 v. 2014
Capacity release	$1,452	$2,722
Storage	158	493
FRM	253	452
Off-system sales	(813)	(896)
Total increase	$1,050	$2,771

The increase during the three and six months ended March 31, 2015, compared with the three and six months ended March 31, 2014, was due primarily to an increase in the value of capacity.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operation and Maintenance Expense

A summary and description of the factors contributing to the increases in O&M are as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2015 v. 2014	2015 v. 2014
Maintenance and repairs	$802	$1,222
Compensation and benefits	152	1,221
Shared corporate costs	204	563
Bad debt	(63)	471
Consulting	172	415
Other	672	775
Total increase	$1,939	$4,667

The increase in O&M during the three and six months ended March 31, 2015, compared with the three and six months ended March 31, 2014, was due primarily to increases in contractors expense, overtime and health care costs, shared corporate costs, software maintenance and legal expenses. In addition, the increase in O&M during the six months ended March 31, 2015, included an increase in bad debt expense due to an increase in write-offs of customer receivables.

Depreciation Expense

Depreciation expense increased $675,000 and $1.4 million during the three and six months ended March 31, 2015, respectively, compared with the three and six months ended March 31, 2014, as a result of additional utility plant being placed into service.

Operating Income

Operating income increased $1.9 million and $2.2 million, during the three and six months ended March 31, 2015, respectively, compared with the three and six months ended March 31, 2014, due primarily to the increase in total utility gross margin of $4.6 million and $8.3 million, partially offset by the increases in O&M and depreciation expense, as previously discussed.

Net Income

Net income increased $1.6 million, or 3.3 percent, to $48.6 million during the three months ended March 31, 2015, compared with the three months ended March 31, 2014. Net income increased $2.1 million, or 2.8 percent, to $76.8 million during the six months ended March 31, 2015, compared with the six months ended March 31, 2014. The increases were due primarily to the increased operating income, as previously discussed, an increase in other income due to the return on investments related to the SAFE program, partially offset by an increase in interest expense associated with increased long-term debt outstanding.

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

Operating Results

NJRES' financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2015	2014	2015	2014
Operating revenues	$682,204	$1,241,584	$1,285,892	$1,879,293
Gas purchases (including demand charges(1))	664,495	1,048,158	1,139,442	1,711,945
Gross margin	17,709	193,426	146,450	167,348
Operation and maintenance expenses	6,343	17,374	9,331	20,959
Depreciation and amortization	23	13	45	25
Other taxes	403	397	857	765
Operating income	10,940	175,642	136,217	145,599
Other income	14	—	14	—
Interest expense, net	288	661	801	1,277
Income tax provision	3,923	64,345	49,800	53,072
Net income	$6,743	$110,636	$85,630	$91,250

(1)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to ten years.

As of March 31, 2015, NJRES' portfolio of financial derivative instruments was comprised of:

•	37.9 Bcf of net short futures contracts, inclusive of multiple market locations

•	1.2 Bcf of net long option positions

As of March 31, 2014, NJRES' portfolio of financial derivative instruments was comprised of:

•	20.9 Bcf of net short futures contracts, inclusive of multiple market locations

Operating Revenues and Gas Purchases

Operating revenues decreased $559.4 million and $593.4 million and gas purchases decreased $383.7 million and $572.5 million during the three and six months ended March 31, 2015, respectively, compared with the three and six months ended March 31, 2014, due primarily to a decrease in average gas prices, which was attributable to the greater market volatility resulting from the extreme cold weather patterns experienced across the U.S., especially in the Midwest, which did not recur during fiscal 2015. The decrease in gas purchases was also due to an increase of $82 million in unrealized losses during the three months ended March 31, 2015, compared with the three months ended March 31, 2014, and was partially offset by an increase of $73.2 million

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

in unrealized gains during the six months ended March 31, 2015, compared with the six months ended March 31, 2014, as a result of timing differences in the settlement of certain economic hedges.

Gross Margin

Gross margin during the three and six months ended March 31, 2015, decreased $175.7 million and $20.9 million, respectively, compared with the three and six months ended March 31, 2014, due to the decrease in operating revenues and gas purchases as described above.

Operating Expenses

O&M during the three and six months ended March 31, 2015, decreased $11 million and $11.6 million, respectively, compared with the three and six months ended March 31, 2014, due primarily to a decrease in incentive compensation costs.

Net Income

Net income during the three and six months ended March 31, 2015, decreased $103.9 million and $5.6 million, respectively, compared with the three and six months ended March 31, 2014, due primarily to decreased gross margin, partially offset by the decrease in O&M as discussed above, along with the related decrease in income tax provision due to lower pre-tax income.

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

Financial Margin

The following table is a computation of NJRES' financial margin:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2015	2014	2015	2014
Operating revenues	$682,204	$1,241,584	$1,285,892	$1,879,293
Less: Gas purchases	664,495	1,048,158	1,139,442	1,711,945
Add:
Unrealized loss (gain) on derivative instruments and related transactions (1)	70,219	(11,743)	(19,781)	53,458
Effects of economic hedging related to natural gas inventory	(23,450)	(18,668)	(32,215)	(41,548)
Financial margin	$64,478	$163,015	$94,454	$179,258

(1)
Includes unrealized (gains) related to an intercompany transaction between NJNG and NJRES that are eliminated in consolidation of approximately $(1.1) million and $(957,000) for the three months ended March 31, 2015 and 2014, respectively, and $(263,000) and $(672,000) for the six months ended March 31, 2015 and 2014, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of operating income, the closest GAAP financial measurement, to NJRES' financial margin is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2015	2014	2015	2014
Operating income	$10,940	$175,642	$136,217	$145,599
Add:
Operation and maintenance expenses	6,343	17,374	9,331	20,959
Depreciation and amortization	23	13	45	25
Other taxes	403	397	857	765
Subtotal - Gross margin	17,709	193,426	146,450	167,348
Add:
Unrealized loss (gain) on derivative instruments and related transactions	70,219	(11,743)	(19,781)	53,458
Effects of economic hedging related to natural gas inventory	(23,450)	(18,668)	(32,215)	(41,548)
Financial margin	$64,478	$163,015	$94,454	$179,258

Financial margin during the three and six months ended March 31, 2015, decreased $98.5 million and $84.8 million, respectively, compared with the three and six months ended March 31, 2014, as a result of lower average gas prices in fiscal 2015, compared with fiscal 2014, during which there was greater market volatility resulting from the extreme cold weather patterns experienced across the U.S., especially in the Midwest, which did not recur during fiscal 2015.

Net Financial Earnings

A reconciliation of NJRES' net income (loss), the most directly comparable GAAP financial measurement to NFE is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2015	2014	2015	2014
Net income	$6,743	$110,636	$85,630	$91,250
Add:
Unrealized loss (gain) on derivative instruments and related transactions	70,219	(11,743)	(19,781)	53,458
Effects of economic hedging related to natural gas inventory	(23,450)	(18,668)	(32,215)	(41,548)
Tax adjustments	(17,196)	11,182	19,118	(4,379)
Net financial earnings	$36,316	$91,407	$52,752	$98,781

NFE during the three and six months ended March 31, 2015, decreased $55.1 million and $46 million, respectively, compared with the three and six months ended March 31, 2014, due primarily to the decreases in financial margin as previously discussed.

Future results are subject to NJRES' ability to expand its wholesale marketing activities and are contingent upon many other factors, including an adequate number of appropriate and credit qualified counterparties, volatility in the natural gas market due to weather or other factors, availability of transportation and storage arbitrage opportunities, sufficient liquidity in the overall energy trading market, supply and demand for natural gas and continued access to liquidity in the capital markets.

Clean Energy Ventures Segment

Overview

Our Clean Energy Ventures segment actively pursues opportunities in the clean energy markets, including solar, wind and combined heat and power. Clean Energy Ventures has entered into various agreements to install solar net-metered systems for residential and commercial customers, as well as large commercial grid-connected projects. In addition, Clean Energy Ventures has entered into various long-term PPAs to supply energy from wind and solar projects.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Solar

Solar projects placed in service and related ITC eligible expenditures are as follows:

	Three Months Ended
	March 31,
($ in Thousands)	2015			2014
Placed in service	Projects	MW	Costs(1)	Projects	MW	Costs(1)
Grid-connected	1	6.3	$15,785	—	—	$3
Net-metered:
Commercial	—	—	—	—	—	5
Residential	127	1.2	3,589	292	3.5	7,994
Total placed in service	128	7.5	$19,374	292	3.5	$8,002

(1)	Represents the portion of capital expenditures eligible for ITCs.

	Six Months Ended
	March 31,
($ in Thousands)	2015			2014
Placed in service	Projects	MW	Costs(1)	Projects	MW	Costs(1)
Grid-connected	2	16.2	$41,627	1	1.4	$4,749
Net-metered:
Commercial	—	—	—	1	0.3	993
Residential	272	2.6	7,634	467	5.1	13,855
Total placed in service	274	18.8	$49,261	469	6.8	$19,597

(1)	Represents the portion of capital expenditures eligible for ITCs.

Since its inception, Clean Energy Ventures has placed a total of 102.2 MW of solar capacity into service and as of March 31, 2015, has 11.2 MW under construction. The Company estimates solar-related capital expenditures for projects placed in service during fiscal 2015 to be between $100 million and $110 million. As part of its solar investment program, NJRCEV operates a residential solar program, The Sunlight Advantage®, that provides qualifying homeowners the opportunity to have a solar system installed at their home with no installation or maintenance expenses. NJRCEV owns, operates and maintains the system over the life of the contract in exchange for monthly payments.

Once a solar installation commences operations and is properly registered, each MWh of electricity produced creates an SREC that represents the renewable attribute of the solar-electricity generated and is sold to third parties, including certain load-serving entities that are required to comply with New Jersey's renewable portfolio standard. In addition, under current federal tax guidelines, projects that are placed in service up through December 31, 2016, qualify for a 30 percent federal ITC.

SREC activity consisted of the following:

	Six Months Ended
	March 31,
	2015	2014
Beginning balance as of October 1,	29,970	11,351
SRECs generated	39,994	26,155
SRECs sold	34,728	20,678
Ending balance as of March 31,	35,236	16,828

NJRCEV economically hedges a portion of its expected SREC production through the use of futures and forward sales contracts. As of March 31, 2015, NJRCEV has hedged approximately 92.7 percent and 83.1 percent of its SREC inventory and projected SREC production related to its in-service commercial assets for fiscal years 2015 and 2016, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Wind

Clean Energy Ventures has also invested in small to mid-size wind projects that fit its investment profile, including the following as of March 31, 2015:

•	a $20.3 million, 9.7 MW project in Two Dot, Montana that was completed in June 2014;

•	a $42 million, 20 MW project in Carroll County, Iowa that was completed in January 2015; and

•	an $85 million, 48.3 MW project in Rush County, Kansas that is currently under construction and expected to be completed in the first quarter of fiscal 2016.

All of the wind projects are eligible for a PTC for a 10-year period following commencement of operation and have power purchase agreements of various terms in place, which govern the sale of energy and renewable energy credits.

Clean Energy Ventures' investments are subject to a variety of factors, such as timing of construction schedules, the permitting and regulatory process, delays related to electric grid interconnection, which can affect our ability to commence operations on a timely basis or, at all, economic trends, the ability to access capital or allocation of capital to other investments or business opportunities and other unforeseen events. Solar projects not placed in service, as originally planned prior to the end of a reporting period, may result in a failure to qualify for ITCs along with changes in SREC prices could have a significant adverse impact on that period's earnings. Wind projects for which physical work of a significant nature has not begun, or have not qualified for the “safe harbor”, would fail to qualify for PTCs, and could have a significant adverse impact on ten years of annual earnings. In addition, since the primary contributors toward the value of qualifying power projects are tax incentives and SRECs, changes in the federal statutes related to the ITC or PTC or in the markets surrounding renewable energy credits, which can be traded or sold to load serving entities that need to comply with state renewable portfolio standards, could also significantly affect earnings.

Operating Results

The financial results of NJRCEV are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2015	2014	2015	2014
Operating revenues	$4,068	$2,679	$10,303	$4,852
Operation and maintenance expenses	3,818	2,434	6,951	4,531
Depreciation and amortization	4,297	2,635	7,888	5,146
Other taxes	118	77	332	148
Operating (loss)	(4,165)	(2,467)	(4,868)	(4,973)
Other income (expense), net	24	—	(1,570)	140
Interest expense, net	1,661	1,249	3,478	2,435
Income tax (benefit)	(9,042)	(17,388)	(28,763)	(19,432)
Net income	$3,240	$13,672	$18,847	$12,164

Operating revenues consist of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2015	2014	2015	2014
SREC sales	$1,618	$1,664	$6,006	$3,098
Electricity sales and other	1,601	449	2,572	701
Sunlight Advantage	849	566	1,725	1,053
Total operating revenues	$4,068	$2,679	$10,303	$4,852

The average SREC sales price was $166 and $147 during the three months ended March 31, 2015 and 2014, respectively, and $173 and $150 during the six months ended March 31, 2015 and 2014, respectively.

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

Operation and Maintenance Expense

O&M increased $1.4 million and $2.4 million during the three and six months ended March 31, 2015 and 2014, respectively, compared with the three and six months ended March 31, 2014, due primarily to increases in maintenance and administrative costs associated with solar and wind projects, as well as labor and shared corporate costs.

Depreciation Expense
.
Depreciation expense increased $1.7 million and $2.7 million during the three and six months ended March 31, 2015, compared with the three and six months ended March 31, 2014, as a result of additional projects being placed into service.

Income Tax (Benefit)

NJR’s effective tax rate is significantly impacted by the amount of tax credits forecast to be earned during the fiscal year. GAAP requires NJR to estimate its annual effective tax rate and use this rate to calculate its year-to-date tax provision. Based on NJRCEV’s forecast of solar projects to be completed and wind production during the fiscal year, NJR’s estimated annual effective tax rate for fiscal 2015 is 24.9 percent and $6.7 million and $24.7 million related to tax credits, net of deferred taxes, were recognized during the three and six months ended March 31, 2015, respectively. The effective annual effective tax rate as of March 31, 2014, was 28.8 percent and $15.9 million and $16.5 million related to tax credits, net of deferred taxes, were recognized during the three and six months ended March 31, 2014, respectively.

Net Income

Net income decreased $10.4 million during the three months ended March 31, 2015, compared with the three months ended March 31, 2014, due primarily to a decrease in the portion of forecasted tax credits recognized as a result of a decrease in the consolidated NJR pre-tax income. Net income increased $6.7 million during the six months ended March 31, 2015, compared with the six months ended March 31, 2014, due primarily to an increase in tax credits as a result of higher capital expenditures related to solar projects expected to be placed in service in fiscal 2015, as well as an increase in SREC sales and prices that contributed to the overall increase in operating revenues, partially offset by increased depreciation and O&M expenses, and higher interest expense due to an increase in debt.

Non-GAAP Financial Measures

Management of the Company uses a non-GAAP financial measure, noted as “NFE,” when evaluating the operating results of Clean Energy Ventures. For NFE purposes an annual estimated effective tax rate is calculated and any necessary quarterly tax adjustment is applied to NJRCEV, as such adjustment is related to tax credits generated by NJRCEV. Accordingly, for NFE purposes, the effective tax rate for fiscal 2015 is estimated at 20 percent with an adjustment of $9.8 million and $3.2 million recognized during the three and six months ended March 31, 2015, respectively. During the six months ended March 31, 2014, the effective tax rate for fiscal 2014 was estimated at 27.6 percent with an adjustment of $(865,000) and $4.3 million recognized during the three and six months ended March 31, 2014, respectively. Since the effective tax rate is based on certain forecasted assumptions, including estimates surrounding completion of projects, the rate and resulting NFE are subject to change. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure. A reconciliation of NJRCEV's net income (loss), the most directly comparable GAAP financial measurement to NFE is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2015	2014	2015	2014
Net income	$3,240	$13,672	$18,847	$12,164
Add:
Tax adjustments	9,770	(865)	3,171	4,257
Net financial earnings	$13,010	$12,807	$22,018	$16,421

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

As of March 31, 2015, NJR's net investments in Steckman Ridge, Iroquois and PennEast were $127.4 million, $21.9 million and $1.8 million, respectively.

Operating Results

The financial results of Midstream are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2015	2014	2015	2014
Equity in earnings of affiliates	$4,581	$4,141	$8,356	$7,083
Operation and maintenance expenses	$186	$168	$333	$514
Interest expense, net	$(32)	$107	$(21)	$237
Income tax provision	$1,818	$1,573	$3,311	$2,569
Net income	$2,604	$2,254	$4,724	$3,688

Equity in earnings, which is driven primarily by storage revenues generated by Steckman Ridge and transportation revenues generated by Iroquois, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2015	2014	2015	2014
Steckman Ridge	$2,764	$2,231	$5,493	$4,236
Iroquois	1,817	1,910	2,863	2,847
Total equity in earnings	$4,581	$4,141	$8,356	$7,083

Equity in earnings of affiliates increased $440,000 and $1.3 million during the three and six months ended March 31, 2015, compared with the three and six months ended March 31, 2014, due primarily to increases in storage service revenue and demand for hub services at Steckman Ridge.

Home Services and Other Operations

Overview

The financial results of Home Services and Other consist primarily of the operating results of NJRHS, CR&R, and NJR Energy. NJRHS provides service, sales and installation of appliances to approximately 117,000 service contract customers and has been focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its building and undeveloped land. NJR Energy invests in other energy-related ventures. Home Services and Other also includes organizational expenses incurred at NJR.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

The consolidated financial results of Home Services and Other are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2015	2014	2015	2014
Operating revenues	$8,587	$8,824	$17,598	$18,098
Operation and maintenance expenses	$10,140	$10,875	$18,995	$19,820
Energy and other taxes	$893	$424	$1,936	$1,310
Income tax (benefit)	$(972)	$(1,129)	$(1,424)	$(1,320)
Net (loss)	$(1,359)	$(1,576)	$(1,951)	$(1,777)

Operating revenues decreased $237,000 and $500,000 during the three and six months ended March 31, 2015, respectively, compared with the three and six months ended March 31, 2014, due primarily to decreased installations at NJRHS.

O&M decreased $735,000 and $825,000 during the three and six months ended March 31, 2015, respectively, compared with the three and six months ended March 31, 2014, due primarily to lower incentive compensation costs.

Energy & other taxes increased $469,000 and $626,000 during the three and six months ended March 31, 2015, respectively, compared with the three and six months ended March 31, 2014, due primarily to increased payroll taxes.

Net loss decreased $217,000 during the three months ended March 31, 2015, compared with the three months ended March 31, 2014, due primarily to the decrease in O&M, offset by increased energy and other taxes and decreased revenues. Net loss increased $174,000 during the six months ended March 31, 2015, compared with the six months ended March 31, 2014, due primarily to decreased revenues and the increase in energy and other taxes, as well as an after-tax gain of $186,000 during the six months ended March 31, 2014 associated with the sale of 25.4 acres of undeveloped land at CR&R, partially offset by the decrease in O&M.

Liquidity and Capital Resources

NJR's objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

NJR's consolidated capital structure was as follows:

	March 31, 2015	September 30, 2014
Common stock equity	57%	51%
Long-term debt	34	31
Short-term debt	9	18
Total	100%	100%

Common Stock Equity

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP and proceeds from the exercise of options issued under the Company's long-term incentive program. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. NJR raised $7.7 million and $7.4 million of equity through the DRP, by issuing approximately 152,000 and 163,000 shares of treasury stock, during the six months ended March 31, 2015 and 2014, respectively. During the six months ended March 31, 2015, NJR also raised approximately $19.8 million of equity by issuing approximately 344,000 new shares through the waiver discount feature of the DRP. NJR issued no new shares during the six months ended March 31, 2014.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On January 20, 2015, NJR’s Board of Directors approved a 2 for 1 stock split of the Company’s common stock for the Company’s common stock shareholders of record on February 6, 2015. The additional shares were issued on March 3, 2015.

In 1996, the Board of Directors authorized the Company to implement a share repurchase program, which was expanded seven times since the inception of the program. As of March 31, 2015, the Company has repurchased a total of approximately 16.6 million of those shares and may repurchase an additional 2.9 million shares under the approved program. There were 108,400 shares repurchased during the six months ended March 31, 2015.

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

NJR believes that as of March 31, 2015, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of March 31, 2015, NJR had a revolving credit facility totaling $425 million, as described below, with $417.3 million available under the facility, as well as a $100 million uncommitted revolving credit facility with the full amount remaining for future borrowings.

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of March 31, 2015, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $103.3 million.

Due to the seasonal nature of natural gas prices and demand, NJR and NJNG's short-term borrowings tend to peak in the winter months.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Short-term borrowings were as follows:

	Three Months Ended	Six Months Ended
(Thousands)	March 31, 2015
NJR
Notes Payable to banks:
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Average balance for the period	$55,308	$100,476
Weighted average interest rate for average balance	1.08%	1.08%
Month end maximum for the period	$60,000	$184,700
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$146,000	$146,000
Weighted average interest rate at end of period	0.18%	0.18%
Average balance for the period	$160,186	$169,435
Weighted average interest rate for average balance	0.18%	0.16%
Month end maximum for the period	$181,000	$190,000

NJR

As noted above, based on its average borrowings during the six months ended March 31, 2015, NJR's average interest rate was 1.08 percent, resulting in interest expense of $540,000.

As of March 31, 2015, NJR has five letters of credit outstanding totaling $7.7 million, which reduces the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

On October 24, 2014, NJR entered into a $100 million uncommitted Line of Credit Agreement, with Santander Bank, N.A., expiring on October 24, 2015. Loans under the Line of Credit Agreement are made at the discretion of the Lender and, when made, will bear interest at the Eurodollar Rate (as defined in the Agreement) plus an applicable margin to be determined at the time a borrowing is requested. No amounts have been drawn under this arrangement as of March 31, 2015.

NJNG

As noted above, NJNG's weighted average interest rate on outstanding commercial paper was .16 percent during the six months ended March 31, 2015, resulting in interest expense of $137,000.

As of March 31, 2015, NJNG has two letters of credit outstanding for $731,000. These letters of credit reduce the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

NJR has an unsecured, uncommitted $100 million private placement shelf note agreement with MetLife. As of March 31, 2015, $100 million remains available for borrowing under the MetLife Facility.

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

NJNG

As of March 31, 2015, NJNG's long-term debt consisted of $335.8 million in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2018 to 2044, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $52.6 million in capital leases with various maturities ranging from 2015 to 2021.

On April 15, 2015, NJNG issued $50 million of 2.82 percent senior notes due April 15, 2025, and $100 million of 3.66 percent senior notes due April 15, 2045, secured by FMB in the private placement market pursuant to a note purchase agreement entered into on February 12, 2015. The notes are secured by an equal principal amount of NJNG's FMB (Series SS and TT, respectively) issued under NJNG's Mortgage Indenture. The proceeds of the notes will be used for general corporate purposes, to refinance or retire debt and to fund capital expenditure requirements. The notes are subject to required prepayments upon the occurrence of certain events and NJNG may at any time prepay all or a portion of the notes at a make-whole prepayment price.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Long-Term Debt Covenants and Default Provisions

The NJR and NJNG long-term debt instruments contain customary representations and warranties for transaction of their type. They also contain customary events of default and certain covenants that will limit NJR or NJNG's ability beyond agreed upon thresholds to, among other things:

•Incur additional debt (including a covenant that limits the amount of consolidated total debt of the borrower to 65 percent of the consolidated total capitalization of the borrower, as those terms are defined in the applicable agreements, and a covenant limiting priority debt to 20 percent of the borrower's consolidated total capitalization, as those terms are defined in the applicable agreements);

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

Contractual Obligations

NJNG's total capital expenditures are projected to be $189.4 million and $233.7 million, in fiscal 2015 and 2016, respectively, and include estimated SAFE costs of $41.2 million and $39 million, respectively. Total capital expenditures spent or accrued during the six months ended March 31, 2015 were $72.1 million, of which $11.8 million was related to SAFE.

NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility, the issuance of long-term debt and contributions from NJR.

As of March 31, 2015, NJNG's future MGP expenditures are estimated to be $177 million. For a more detailed description of MGP see Note 12. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJRCEV's expenditures include distributed power projects that support NJR's goal to promote clean energy. Accordingly, NJRCEV enters into agreements to install solar equipment involving both residential and commercial projects. During the six months ended March 31, 2015, capital expenditures spent related to the purchase and installation of the solar equipment were $29.2 million and an additional $42 million has been committed or accrued for solar projects to be placed into service during fiscal 2015 and beyond. The Company estimates solar-related capital expenditures placed in service in fiscal 2015 to be between $100 million and $110 million.

In October 2014, NJRCEV acquired the development rights to an $85 million, 48.3 MW wind project in Rush County, Kansas that is currently under construction. During the six months ended March 31, 2015, $59.2 million has been spent and an additional $51.8 million has been committed or accrued for wind projects under construction during fiscal 2015 and beyond. In fiscal 2015, NJRCEV estimates that its wind-related capital expenditures will range between $90 million and $110 million.

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

Off-Balance-Sheet Arrangements

The Company's off-balance-sheet arrangements consist of guarantees covering approximately $316 million of natural gas purchases and demand fee commitments and outstanding letters of credit totaling $8.4 million, as noted above.

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

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

Cash flows from operating activities during the six months ended March 31, 2015, totaled $326.5 million compared with $383.4 million during the six months ended March 31, 2014. In addition to the factors noted above, a decrease in working capital due primarily to lower volatility in NJRES' market areas compared with the six months ended March 31, 2014, during which extreme cold weather patterns across the U.S., especially in the Midwest, resulted in a significant increase in demand for natural gas and commodity prices.

Investing Activities

Cash flows used in investing activities totaled $160.2 million during the six months ended March 31, 2015, compared with $110.2 million during the six months ended March 31, 2014. The increase of $50 million was due primarily to increases in capital expenditures of $43 million, primarily related to wind projects at NJRCEV, $894,000 related to utility plant including cost of removal at NJNG and $1.3 million for the investment in PennEast, partially offset by proceeds from the sale of land at CR&R of $6 million during the six months ended March 31, 2014.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Cash flows used in financing activities totaled $65.1 million during the six months ended March 31, 2015, compared with $266.6 million during the six months ended March 31, 2014. The decrease of $201.5 million was due primarily to a decrease in net repayments of short-term and long-term borrowings as a result of lower profitability at NJRES and increased capital expenditures at NJRCEV and an increase in proceeds from the issuance of common shares, including $19.8 million related to 344,000 new shares issued through the waiver discount feature of the DRP.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2014 to March 31, 2015:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2014	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2015
NJNG	$377	$(25,137)	$(22)	$(24,738)
NJRES	(1,414)	94,061	90,516	2,131
Total	$(1,037)	$68,924	$90,494	$(22,607)

There were no changes in methods of valuations during the six months ended March 31, 2015.

The following is a summary of fair market value of financial derivatives at March 31, 2015, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2015	2016	2016 - 2018	After 2019	Total Fair Value
Price based on NYMEX/CME	$(26,106)	$1,300	$569	$—	$(24,237)
Price based on ICE	295	1,337	(2)	—	1,630
Total	$(25,811)	$2,637	$567	$—	$(22,607)

The following is a summary of financial derivatives by type as of March 31, 2015:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
NJNG	Futures	27.2	$1.39 - $4.07	$(24,738)
NJRES	Futures	(37.9)	$1.29 - $4.63	1,608
	Options	1.2	$0.24 - $0.24	523
Total				$(22,607)

(1)	Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2014 to March 31, 2015:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2014	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2015
NJRES - Prices based on other external data	$(15,484)	(2,996)	(18,035)	$(445)

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and fixed price swaps is derived from this location, the price sensitivity analysis has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed swap positions by approximately $3.9 million. This analysis does not include potential changes to reported credit adjustments embedded in the $3.8 million reported fair value.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(1,935)	$(3,870)	$(5,806)	$(7,741)
Ending derivative fair value	$3,820	$1,885	$(50)	$(1,986)	$(3,921)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$1,935	$3,870	$5,806	$7,741
Ending derivative fair value	$3,820	$5,755	$7,690	$9,626	$11,561

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of March 31, 2015. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES' counterparty credit exposure as of March 31, 2015, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$136,768	$110,004
Noninvestment grade	17,473	1,601
Internally rated investment grade	26,310	10,345
Internally rated noninvestment grade	8,107	135
Total	$188,658	$122,085

NJNG's counterparty credit exposure as of March 31, 2015, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$7,768	$6,462
Noninvestment grade	6,261	608
Internally rated investment grade	94	15
Internally rated noninvestment grade	6,706	88
Total	$20,829	$7,173
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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in NJR's Annual Report on Form 10-K for the year ended September 30, 2014, and is set forth in Part I, Item 1, Note 12. Commitment and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter ended March 31, 2015, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth NJR's repurchase activity for the quarter ended March 31, 2015:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
1/01/15 - 1/31/15	—	$—	—	2,902,454
2/01/15 - 2/28/15	—	$—	—	2,902,454
3/01/15 - 3/31/15	—	$—	—	2,902,454
Total	—	$—	—	2,902,454
(1)    Share data has been retroactively adjusted to reflect a 2 for 1 stock split effective March 3, 2015.

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of March 31, 2015, included 19.5 million shares of common stock for repurchase, of which, approximately 2.9 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

4.2+	First Supplemental Indenture dated as of April 1, 2015 between NJNG and U.S. Bank National Association, as Trustee*

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101+	Interactive Data File (Form 10-Q, for the fiscal period ended March 31, 2014, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	May 7, 2015
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Executive Vice President and
Chief Financial Officer