Form 10-Q
period 2015-06-30
NEW JERSEY RESOURCES CORP
filed 2015-08-03
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of July 30, 2015 was 85,505,534.

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

FMB	First Mortgage Bonds
FRM	Financial Risk Management
GAAP	Generally Accepted Accounting Principles of the United States
Home Services and Other	Home Services and Other Operations (formerly Retail and Other Operations)
ICE	Intercontinental Exchange
Iroquois	Iroquois Gas Transmission L.P.
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
LNG	Liquefied Natural Gas
MetLife	Metropolitan Life Insurance Company
MetLife Facility	NJR's unsecured, uncommitted $100 million private placement shelf note agreement with MetLife, Inc. expiring in September 2016
MGP	Manufactured Gas Plant
Moody's	Moody's Investors Service, Inc.
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014
NFE	Net Financial Earnings
NGV	Natural Gas Vehicles
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	NJNG's $250 million unsecured committed credit facility expiring in May 2019
NJR Credit Facility	NJR's $425 million unsecured committed credit facility expiring in August 2017
NJR Energy	NJR Energy Corporation

GLOSSARY OF KEY TERMS (cont.)

NJR or The Company	New Jersey Resources Corporation
NJRCEV	NJR Clean Energy Ventures Corporation
NJRES	NJR Energy Services Company
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
O&M	Operation and Maintenance
OCI	Other Comprehensive Income
OPEB	Other Postemployment Benefit Plans
PennEast	PennEast Pipeline Company, LLC
PIM	Pipeline Integrity Management
PPA	Power Purchase Agreement
Prudential	Prudential Investment Management, Inc.
Prudential Facility	NJR's unsecured, uncommitted private placement shelf note agreement with Prudential
PTC	Federal Production Tax Credit
RA	Remediation Adjustment
Retail Holdings	NJR Retail Holdings Corporation
S&P	Standard & Poor's Financial Services, LLC
SAFE	Safety Acceleration and Facility Enhancement
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Charge
SREC	Solar Renewable Energy Certificate
SRL	Southern Reliability Link
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Superstorm Sandy	Post-Tropical Cyclone Sandy
Tetco	Texas Eastern Transmission
The Exchange Act	The Securities Exchange Act of 1934, as amended
U.S.	The United States of America
USF	Universal Service Fund

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

•	timing of qualifying for ITCs and PTCs due to delays or failures to complete planned solar and wind energy projects and the resulting effect on our effective tax rate and earnings;

•	the level and rate at which NJNG's costs are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process;

•	the possible expiration of NJNG's BGSS incentive programs;

•	access to adequate supplies of natural gas and dependence on third-party storage and transportation facilities for natural gas supply;

•	operating risks incidental to handling, storing, transporting and providing customers with natural gas;

•	risks related to our employee workforce;

•	the regulatory and pricing policies of federal and state regulatory agencies;

•	the costs of compliance with present and future environmental laws, including potential climate change-related legislation;

•	risks related to changes in accounting standards;

•	the impact of a disallowance of recovery of environmental-related expenditures and other regulatory changes;

•	environmental-related and other litigation and other uncertainties;

•	risks related to cyber-attack or failure of information technology systems; and

•	the impact of natural disasters, terrorist activities, and other extreme events could adversely affect our operations, financial conditions and results of operations.

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2015	2014	2015	2014
OPERATING REVENUES
Utility	$116,307	$111,383	$699,737	$739,380
Nonutility	342,160	576,874	1,595,944	2,406,851
Total operating revenues	458,467	688,257	2,295,681	3,146,231
OPERATING EXPENSES
Gas purchases:
Utility	41,562	37,875	255,106	293,812
Nonutility	342,105	598,043	1,477,649	2,306,315
Related parties	3,102	3,158	9,490	9,497
Operation and maintenance	48,598	45,995	146,135	149,291
Regulatory rider expenses	8,516	9,337	72,671	67,380
Depreciation and amortization	15,574	13,620	45,164	39,014
Energy and other taxes	8,319	9,437	47,272	50,894
Total operating expenses	467,776	717,465	2,053,487	2,916,203
OPERATING (LOSS) INCOME	(9,309)	(29,208)	242,194	230,028
Other income, net	1,491	10,952	2,518	12,791
Interest expense, net of capitalized interest	7,327	6,507	21,005	19,108
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(15,145)	(24,763)	223,707	223,711
Income tax (benefit) provision	(4,318)	(7,808)	56,693	65,377
Equity in earnings of affiliates	3,367	2,681	9,749	8,056
NET (LOSS) INCOME	$(7,460)	$(14,274)	$176,763	$166,390

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.09)	$(0.17)	$2.08	$1.98
Diluted	$(0.09)	$(0.17)	$2.05	$1.96
DIVIDENDS DECLARED PER COMMON SHARE	$0.23	$0.21	$0.68	$0.63
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	85,449	84,234	85,110	84,144
Diluted	85,449	84,234	86,128	84,912

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2015	2014	2015	2014
Net (loss) income	$(7,460)	$(14,274)	$176,763	$166,390
Other comprehensive income, net of tax
Unrealized (loss) gain on available for sale securities, net of tax of $394, $(353), $319 and $(150), respectively	$(570)	$511	(461)	216
Net unrealized gain (loss) on derivatives, net of tax of $(6), $(95), $(56) and $14, respectively	6	162	93	(24)
Adjustment to postemployment benefit obligation, net of tax of $(169), $(111), $(506) and $(334), respectively	246	161	732	483
Other comprehensive (loss) income	$(318)	$834	364	675
Comprehensive (loss) income	$(7,778)	$(13,440)	$177,127	$167,065

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,
(Thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$176,763	$166,390
Adjustments to reconcile net income to cash flows from operating activities:
Unrealized (gain) loss on derivative instruments	(19,010)	45,810
Depreciation and amortization	45,164	39,014
Allowance for equity used during construction	(3,371)	(1,154)
Allowance for bad debt expense	2,143	1,685
Deferred income taxes	36,764	21,226
Manufactured gas plant remediation costs	(4,745)	(3,391)
Equity in earnings of equity investees, net of distributions received	3,909	1,364
Cost of removal - asset retirement obligations	(467)	(257)
Contributions to postemployment benefit plans	(2,466)	(3,618)
Changes in:
Components of working capital	88,290	83,223
Other noncurrent assets	22,572	15,735
Other noncurrent liabilities	34,214	10,434
Cash flows from operating activities	379,760	376,461
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for:
Utility plant	(96,626)	(90,381)
Solar and wind equipment	(111,588)	(91,569)
Real estate properties and other	(90)	(636)
Cost of removal	(19,114)	(18,690)
Investments in equity investees	(2,313)	—
Distribution from equity investees in excess of equity in earnings	2,269	1,344
Proceeds from sale of asset	—	6,010
(Payment to) withdrawal from restricted cash construction fund	(1,484)	100
Cash flows (used in) investing activities	(228,946)	(193,822)
CASH FLOWS (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock	33,659	12,161
Tax benefit from stock options exercised	838	348
Proceeds from sale-leaseback transaction	7,216	7,576
Proceeds from long-term debt	250,000	125,000
Payments of long-term debt	(7,227)	(78,964)
Purchases of treasury stock	(9,045)	(4,387)
Payments of common stock dividends	(57,226)	(52,922)
Net payments of short-term debt	(301,000)	(191,100)
Cash flows (used in) financing activities	(82,785)	(182,288)
Change in cash and cash equivalents	68,029	351
Cash and cash equivalents at beginning of period	2,151	2,969
Cash and cash equivalents at end of period	$70,180	$3,320
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(8,566)	$(37,575)
Inventories	160,809	100,021
Recovery of gas costs	18,109	(5,725)
Gas purchases payable	(47,371)	3,367
Gas purchases payable - related parties	50	—
Prepaid and accrued taxes	(5,063)	28,404
Accounts payable and other	(26,829)	8,439
Restricted broker margin accounts	3,466	(19,045)
Customers' credit balances and deposits	(5,784)	(4,738)
Other current assets	(531)	10,075
Total	$88,290	$83,223
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$14,324	$12,419
Income taxes	$22,818	$12,782
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$30,038	$14,317

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	June 30, 2015	September 30, 2014
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,874,823	$1,791,009
Construction work in progress	152,890	139,624
Solar and wind equipment, real estate properties and other, at cost	455,017	347,285
Construction work in progress	68,551	55,625
Total property, plant and equipment	2,551,281	2,333,543
Accumulated depreciation and amortization, utility plant	(429,535)	(409,135)
Accumulated depreciation and amortization, solar and wind equipment, real estate properties and other	(53,449)	(40,298)
Property, plant and equipment, net	2,068,297	1,884,110
CURRENT ASSETS
Cash and cash equivalents	70,180	2,151
Customer accounts receivable
Billed	197,086	189,970
Unbilled revenues	6,707	7,231
Allowance for doubtful accounts	(5,527)	(5,357)
Regulatory assets	29,623	26,862
Gas in storage, at average cost	117,115	277,516
Materials and supplies, at average cost	7,757	8,165
Prepaid and accrued taxes	23,736	22,269
Derivatives, at fair value	38,291	64,223
Restricted broker margin accounts	23,873	27,339
Deferred taxes	25,487	36,451
Other	27,474	25,911
Total current assets	561,802	682,731
NONCURRENT ASSETS
Investments in equity investees	151,923	153,010
Regulatory assets	351,763	377,575
Derivatives, at fair value	7,977	5,654
Other	67,162	55,724
Total noncurrent assets	578,825	591,963
Total assets	$3,208,924	$3,158,804

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)	June 30, 2015	September 30, 2014
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding June 30, 2015-85,401,117; September 30, 2014-84,356,310	$220,830	$218,223
Premium on common stock	211,325	199,739
Accumulated other comprehensive (loss), net of tax	(5,230)	(5,594)
Treasury stock at cost and other; shares June 30, 2015-2,935,153; September 30, 2014-2,932,775	(97,688)	(121,031)
Retained earnings	794,075	674,829
Common stock equity	1,123,312	966,166
Long-term debt	847,521	598,209
Total capitalization	1,970,833	1,564,375
CURRENT LIABILITIES
Current maturities of long-term debt	36,032	34,505
Short-term debt	—	301,000
Gas purchases payable	158,562	205,901
Gas purchases payable to related parties	1,416	1,398
Accounts payable and other	89,527	104,005
Dividends payable	19,269	19,001
Deferred and accrued taxes	1,350	2,721
Regulatory liabilities	11,284	6,072
New Jersey clean energy program	15,685	14,285
Derivatives, at fair value	52,989	79,863
Customers' credit balances and deposits	16,551	22,335
Total current liabilities	402,665	791,086
NONCURRENT LIABILITIES
Deferred income taxes	450,871	423,213
Deferred investment tax credits	5,021	5,262
Deferred revenue	4,936	4,042
Derivatives, at fair value	2,415	6,690
Manufactured gas plant remediation	177,000	177,000
Postemployment employee benefit liability	88,646	86,674
Regulatory liabilities	66,233	61,326
Asset retirement obligation	31,584	30,495
Other	8,720	8,641
Total noncurrent liabilities	835,426	803,343
Commitments and contingent liabilities (Note 12)
Total capitalization and liabilities	$3,208,924	$3,158,804

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

Intercompany transactions and accounts have been eliminated.

Gas in Storage

The following table summarizes gas in storage, at average cost by company as of:

	June 30, 2015		September 30, 2014
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJRES	$81,829	36.6	$191,250	56.5
NJNG	35,286	12.1	86,266	21.3
Total	$117,115	48.7	$277,516	77.8

Available for Sale Securities

Included in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets are certain investments in equity securities of a publicly traded energy company that have a fair value of $9.9 million and $10.7 million as of June 30, 2015 and September 30, 2014, respectively. Total unrealized gains associated with these equity securities, which are included as a part of accumulated other comprehensive income, a component of common stock equity, were $7.3 million, or $4.3 million after tax, and $8.1 million, or $4.8 million after tax, as of June 30, 2015 and September 30, 2014, respectively. Reclassifications of realized gains out of other comprehensive income into income are determined based on average cost.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sale of Asset

On October 22, 2013, CR&R sold approximately 25.4 acres of undeveloped land located in Monmouth County for $6 million, generating a pre-tax gain after closing costs of $313,000, which was recognized in other income in the first fiscal quarter of fiscal 2014 on the Unaudited Condensed Consolidated Statements of Operations.

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

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

(Thousands)	June 30, 2015		September 30, 2014
NJRES	$114,531	58%	$142,566	75%
NJNG (1)	76,716	39	41,281	22
NJRCEV	898	—	594	—
NJRHS and other	4,941	3	5,529	3
Total	$197,086	100%	$189,970	100%

(1)	Does not include unbilled revenues of $6.7 million and $7.2 million as of June 30, 2015 and September 30, 2014, respectively.

Loan Receivable

NJNG provides interest-free loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Unaudited Condensed Consolidated Balance Sheets. The Company has recorded $5.2 million and $3.9 million in other current assets and $33.7 million and $27.3 million in other noncurrent assets as of June 30, 2015 and September 30, 2014, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans.

NJR's policy is to establish an allowance for doubtful accounts when loan balances are in arrears for more than 60 days. As of June 30, 2015 and September 30, 2014, there was no allowance for doubtful accounts established for the SAVEGREEN loans.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue

In May 2014, the FASB issued ASU No. 2014-09, and added Topic 606, Revenue from Contracts with Customers, to the ASC. ASC 606 supersedes ASC 605, Revenue Recognition, as well as most industry-specific guidance, and prescribes a single, comprehensive revenue recognition model designed to improve financial reporting comparability across entities, industries, jurisdictions and capital markets. The new guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB voted to defer the implementation of the new guidance for one year. Upon adoption, the guidance will be applied on a full or modified retrospective basis. The Company is currently evaluating the provisions of ASC 606 to understand the impact, if any, to its financial position, results of operations and cash flows upon adoption.

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

Extraordinary and Unusual Items

In January 2015, the FASB issued ASU No. 2015-01, an amendment to ASC 225, Income Statement, which eliminates the concept of extraordinary items and, therefore, removes the requirement for separate presentation, net of tax, after income from continuing operations. The new guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company does not expect this standard to have any impact to its financial position, results of operations and cash flows upon adoption.

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, an amendment to ASC 810, Consolidation, which changes the consolidation analysis required under U.S. GAAP and reevaluates whether limited partnerships and similar entities must be consolidated. The new guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Upon adoption, the amendment will be applied on a full or modified retrospective basis. The Company is currently evaluating the provisions of ASC 810 to understand the impact, if any, to its financial position, results of operations and cash flows upon adoption.

Interest

In April 2015, the FASB issued ASU No. 2015-03, an amendment to ASC 835, Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs by requiring them to be presented in the balance sheet as a deduction from the carrying amount of the liability. The amendments do not affect the recognition and measurement guidance for debt issuance costs. The amended guidance becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Upon adoption, the amendment will be applied on a retrospective basis. The Company is currently evaluating the amendments to understand the impact to its financial position, results of operations and cash flows upon adoption.

Intangibles

In April 2015, the FASB issued ASU No. 2015-05, an amendment to ASC 350, Intangibles - Goodwill and Other - Internal-Use Software, which clarifies the accounting for fees in a cloud computing arrangement. The amendments provide guidance on how an entity should evaluate the accounting for fees paid in a cloud computing arrangement to determine whether an arrangement includes the sale or license of software. The amended guidance becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Upon adoption, the amendments can be applied on a prospective or retrospective basis. The Company is currently evaluating the amendment to understand the impact to its financial position, results of operations and cash flows upon adoption.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	REGULATION

NJNG is subject to cost-based regulation, therefore, it is permitted to recover authorized operating expenses and earn a reasonable return on its utility investment based on the BPU's approval. The impact of the ratemaking process and decisions authorized by the BPU allows NJNG to capitalize or defer certain costs that are expected to be recovered from its customers as regulatory assets and to recognize certain obligations representing amounts that are probable future expenditures as regulatory liabilities in accordance with accounting guidance applicable to regulated operations.

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	June 30, 2015	September 30, 2014
Regulatory assets-current
New Jersey Clean Energy Program	$15,685	$14,285
Derivatives at fair value, net	13,938	—
Underrecovered gas costs	—	12,577
Total current regulatory assets	$29,623	$26,862
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$18,095	$30,916
Liability for future expenditures	177,000	177,000
Deferred income taxes	9,968	9,968
SAVEGREEN	23,738	29,180
Postemployment and other benefit costs	102,497	108,507
Deferred Superstorm Sandy costs	15,207	15,207
Other noncurrent regulatory assets	5,258	6,797
Total noncurrent regulatory assets	$351,763	$377,575
Overrecovered gas costs	$3,820	$—
Conservation Incentive Program	7,464	5,752
Derivatives at fair value, net	—	320
Total current regulatory liabilities	$11,284	$6,072
Regulatory liabilities-noncurrent
Cost of removal obligation	$49,904	$61,163
Derivatives at fair value, net	3,450	57
Conservation programs	11,911	—
Other noncurrent regulatory liabilities	968	106
Total noncurrent regulatory liabilities	$66,233	$61,326

NJNG's recovery of costs is facilitated through its base tariff rates, BGSS and other regulatory tariff riders. As recovery of regulatory assets is subject to BPU approval, if there are any changes in regulatory positions that indicate recovery is not probable, the related cost would be charged to income in the period of such determination.

Regulatory filings and/or actions that occurred during the current fiscal year include the following:

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

•
On October 22, 2014, the BPU approved, as prudent and reasonable, the deferred O&M storm costs associated with Superstorm Sandy, to be recovered in NJNG's next base rate case to be filed no later than November 15, 2015.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
On December 17, 2014, NJNG filed a petition with the BPU to extend SAVEGREEN through June 30, 2018, with minor modifications. On July 22, 2015, the BPU approved the petition allowing the extension of SAVEGREEN through July 31, 2017, with an additional $75.2 million in investments and a weighted average cost of capital of 6.69 percent.

•
On March 18, 2015, the BPU approved the June 2014 compliance filing associated with SAVEGREEN to maintain the existing rate. On July 31, 2015, NJNG submitted its 2015 SAVEGREEN rate recovery filing to maintain its existing SAVEGREEN recovery rate.

•	On March 27, 2015, NJNG filed a letter petition with the BPU to continue its existing BGSS Incentive Programs, which currently expire October 31, 2015.

•
On April 2, 2015, NJNG filed two petitions with the BPU to construct, operate and finalize the route for its SRL project. On June 5, 2015, NJNG filed two petitions with the BPU to amend the previously proposed route.

•
On May 19, 2015, the BPU approved a decrease to NJNG's SBC rate, resulting in a 3.3 percent decrease to the average residential heat customer's bill, effective June 1, 2015, and approved the recovery of NJNG's MGP expenditures incurred through June 2014. The rate includes a reduction in the RA factor from $18.7 million to $8.5 million annually and in the NJCEP factor from $26.8 million to $16.3 million annually.

•
On May 29, 2015, NJNG filed a petition with the BPU for NJ RISE to recover costs through July 31, 2015, resulting in a .03 percent increase to the average residential heat customer's bill, effective November 1, 2015.

•
On June 1, 2015, NJNG filed a petition with the BPU to continue its existing BGSS rate for residential and small commercial customers and to increase its CIP rates resulting in a .08 percent increase to the average residential heat customer's bill effective October 1, 2015. This petition included notification that NJNG will provide bill credits to residential and small commercial customers during the months of November 2015 through February 2016, as a result of a decline in the wholesale price of natural gas. The amount of the bill credits will be determined during Fiscal 2016, but estimates a reduction of approximately $63.7 million, or an approximate 14.3 percent decrease to the average residential heat customer's bill.

•
On June 19, 2015, NJNG submitted its annual USF compliance filing proposing to decrease the statewide USF rate, resulting in a .6 percent decrease to the average residential heat customer’s total bill effective October 1, 2015.

4.	DERIVATIVE INSTRUMENTS

The Company is subject to commodity price risk due to fluctuations in the market price of natural gas, SRECs and electricity. To manage this risk, the Company enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas, SRECs and electricity. In addition, the Company may utilize foreign currency derivatives as cash flow hedges of Canadian dollar denominated gas purchases and/or sales. These contracts, with a few exceptions as described below, are accounted for as derivatives. Accordingly, all of the financial and certain of the Company's physical derivative instruments are recorded at fair value on the Unaudited Condensed Consolidated Balance Sheets. For a more detailed discussion of the Company's fair value measurement policies and level disclosures associated with the NJR's derivative instruments, see Note 5. Fair Value.

Since NJRES chooses not to designate its financial commodity and physical forward commodity derivatives as accounting hedges or to elect NPNS, changes in the fair value of these derivative instruments are recorded as a component of gas purchases or operating revenues, as appropriate for NJRES, on the Unaudited Condensed Consolidated Statements of Operations as unrealized gains or (losses). For NJRES at settlement, realized gains and (losses) on all financial derivative instruments are recognized as a component of gas purchases and realized gains and (losses) on all physical derivatives follow the presentation of the related unrealized gains and (losses) as a component of either gas purchases or operating revenues.

NJRES also enters into natural gas transactions in Canada and, consequently, is exposed to fluctuations in the value of Canadian currency relative to the US dollar. NJRES may utilize foreign currency derivatives to lock in the currency translation rate associated with natural gas transactions denominated in Canadian currency. The derivatives may include currency forwards, futures, or swaps and are accounted for as derivatives. These derivatives may be used to hedge future forecasted cash payments associated with transportation and storage contracts along with purchases of natural gas. The Company designates these foreign currency derivatives as cash flow hedges of that exposure, and expects the hedge relationship to be highly effective throughout

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the term. Since NJRES designates its foreign exchange contracts as cash flow hedges, changes in fair value of the effective portion of the hedge are recorded in OCI. When the foreign exchange contracts are settled and the related purchases are recognized in income, realized gains and (losses) are recognized in gas purchases on the Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2015, the Company had no open foreign currency hedges.

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

The Company elects NPNS accounting treatment on all physical commodity contracts at NJNG. These contracts are accounted for on an accrual basis. Accordingly, physical purchases are recognized in regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets when the contract settles and the natural gas is delivered. The average cost of natural gas is amortized in current period earnings based on the current BPU BGSS factor and therm sales.

NJRCEV hedges certain of its expected production of SRECs through forward and futures contracts. The contracts require the Company to physically deliver the SRECs upon settlement. The Company elects NPNS accounting treatment on all SREC forward and futures contracts it enters into during the period. NJRCEV recognizes the related revenue upon transfer of the SREC certificate to the counterparty.

In an April 2014 BPU Order, NJNG received regulatory approval to enter into interest rate risk management transactions related to long-term debt securities. On June 1, 2015, NJNG entered into a treasury lock transaction to fix a benchmark interest rate of 3.26 percent associated with the forecasted $125 million debt issuance expected in May 2018. This forecasted debt issuance coincides with the maturity of NJNG's existing $125 million, 5.6 percent notes due May 15, 2018. The change in fair value of NJNG's treasury lock agreement is recorded as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets since the Company believes that the market value upon settlement will be recovered in future rates. Upon settlement, any gain or loss will be amortized in earnings over the life of the future debt issuance.

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		June 30, 2015		September 30, 2014
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
NJRES:
Foreign currency contracts	Derivatives - current	$—	$—	$—	$155
Derivatives not designated as hedging instruments:
NJNG:
Financial commodity contracts	Derivatives - current	$775	$14,701	$2,525	$2,205
	Derivatives - noncurrent	545	—	82	25
Interest rate contracts	Derivatives - noncurrent	$2,905	$—	$—	$—
NJRES:
Physical forward commodity contracts	Derivatives - current	11,007	16,900	15,391	30,778
	Derivatives - noncurrent	958	—	35	132
Financial commodity contracts	Derivatives - current	26,509	21,388	46,307	46,725
	Derivatives - noncurrent	3,569	2,415	5,537	6,533
Fair value of derivatives not designated as hedging instruments		$46,268	$55,404	$69,877	$86,398
Total fair value of derivatives		$46,268	$55,404	$69,877	$86,553

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

(Thousands)	Amounts Presented in Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of June 30, 2015:
Derivative assets:
NJRES
Physical forward commodity contracts	$11,965	$(5,972)	$—	$5,993
Financial commodity contracts	30,078	(23,802)	—	6,276
Total NJRES	$42,043	$(29,774)	$—	$12,269
NJNG
Financial commodity contracts	$1,320	$(1,320)	$—	$—
Interest rate contracts	$2,905	$—	$—	$2,905
Total NJNG	4,225	(1,320)	—	2,905
Derivative liabilities:
NJRES
Physical forward commodity contracts	$16,900	$(5,972)	$(1,200)	$9,728
Financial commodity contracts	23,803	(23,803)	—	—
Total NJRES	$40,703	$(29,775)	$(1,200)	$9,728
NJNG
Financial commodity contracts	$14,701	$(1,320)	$(13,381)	$—
As of September 30, 2014:
Derivative assets:
NJRES
Physical forward commodity contracts	$15,426	$(11,531)	$—	$3,895
Financial commodity contracts	51,844	(51,844)	—	—
Total NJRES	$67,270	$(63,375)	$—	$3,895
NJNG
Financial commodity contracts	$2,607	$(2,230)	$(377)	$—
Derivative liabilities:
NJRES
Physical forward commodity contracts	$30,910	$(12,058)	$(1,200)	$17,652
Financial commodity contracts	53,258	(51,844)	(1,414)	—
Foreign currency contracts	155	—	—	155
Total NJRES	$84,323	$(63,902)	$(2,614)	$17,807
NJNG
Financial commodity contracts	$2,230	$(2,230)	$—	$—

(1)	Derivative assets and liabilities are presented on a gross basis in the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Offsetting derivative instruments include: transactions with NAESB netting election, transactions held by FCM's with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

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

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
Derivatives not designated as hedging instruments:		2015	2014	2015	2014
NJRES:
Physical commodity contracts	Operating revenues	$6,183	$5,496	$21,130	$(52,502)
Physical commodity contracts	Gas purchases	(11,988)	(7,728)	(21,781)	(87,202)
Financial commodity contracts	Gas purchases	2,264	2,293	92,781	(139,406)
Total unrealized and realized (losses) gains - NJRES		$(3,541)	$61	$92,130	$(279,110)

The table above does not include (losses) gains associated with NJNG's financial derivatives of $(199,000) and $1.5 million for the three months ended June 30, 2015 and 2014, respectively, and $(24.7) million and $14.3 million for the nine months ended June 30, 2015 and 2014, respectively, and the new treasury rate lock of $2.9 million for the three and nine months ended June 30, 2015. NJNG’s derivative contracts are part of the Company's risk management activities that relate to its natural gas purchases, BGSS incentive programs and debt financing. These transactions are entered into pursuant to regulatory guidance and at settlement the resulting gains and/or losses are payable to and/or recoverable from customers. Any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities resulting in no impact to earnings.

As previously noted, NJRES had no open foreign currency hedge transactions as of June 30, 2015. However, previously NJRES designated its foreign exchange contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and, upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to gas purchases on the Unaudited Condensed Consolidated Statements of Operations. The following table reflects the effect of derivative instruments designated as cash flow hedges on OCI as of June 30:

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
Derivatives in cash flow hedging relationships:	2015	2014	2015	2014	2015	2014
Foreign currency contracts	$3	$213	$15	$44	$—	$—
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,
Derivatives in cash flow hedging relationships:	2015	2014	2015	2014	2015	2014
Foreign currency contracts	$(402)	$(247)	$557	$209	$—	$—

NJNG and NJRES had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		June 30, 2015		September 30, 2014
NJNG	Futures	26.2	(1)	17.3
NJRES	Futures	(57.4)		(62.1)
	Options	1.2		1.2
	Physical	58.4		28.6

(1)	Not included is the notional amount of $125 million related to NJNG’s treasury lock agreement.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Broker Margin

Generally, exchange-traded futures contracts require posted collateral, referred to as margin, usually in the form of cash. The amount of margin required is comprised of a fixed initial amount based on exchange requirements and a variable amount based on a daily mark-to-market. The Company maintains separate broker margin accounts for NJNG and NJRES. The balances by company, are as follows:

(Thousands)	Balance Sheet Location	June 30, 2015	September 30, 2014
NJNG	NJNG Broker margin - Current assets	$17,297	$1,057
NJRES	NJRES Broker margin - Current assets	$6,576	$26,282

Wholesale Credit Risk

NJNG and NJRES are exposed to credit risk as a result of their wholesale marketing activities. In addition, NJRCEV engages in sales of electricity, capacity and SRECs. As a result of the inherent volatility in the prices of natural gas commodities, derivatives and SRECs, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty failed to perform the obligations under its contract (e.g., failed to deliver or pay for natural gas or SRECs), then the Company could sustain a loss.

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of June 30, 2015. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$101,707
Noninvestment grade	11,977
Internally rated investment grade	11,598
Internally rated noninvestment grade	8,974
Total	$134,256

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2015 and September 30, 2014, was $40,000 and $39,000, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on June 30, 2015 and September 30, 2014, the Company would have been required to post an additional $37,000 and $7,000, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities and excluding capital leases is as follows:

(Thousands)	June 30, 2015	September 30, 2014
Carrying value (1)	$832,845	$557,845
Fair market value	$839,710	$586,909

(1)	Excludes capital leases of $50.7 million and $49.9 million as of June 30, 2015 and September 30, 2014, respectively.

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of June 30, 2015, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

Level 2
Other significant observable inputs such as interest rates or price data, including both commodity and basis pricing that is observed either directly or indirectly from publications or pricing services. NJR's Level 2 assets and liabilities include over-the-counter physical forward commodity contracts and swap contracts or derivatives that are initially valued using observable quotes and are subsequently adjusted to include time value, credit risk or estimated transport pricing components for which no basis price is available. Level 2 financial derivatives consist of transactions with non-FCM counterparties (basis swaps, fixed swaps and/or options). NJNG's treasury lock is also considered Level 2 as valuation is based on quoted market interest and swap rates as inputs to the valuation model. Inputs are verifiable

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and do not require significant management judgment. For some physical commodity contracts the Company utilizes transportation tariff rates that are publicly available and that it considers to be observable inputs that are equivalent to market data received from an independent source. There are no significant judgments or adjustments applied to the transportation tariff inputs and no market perspective is required. Even if the transportation tariff input was considered to be a “model”, it would still be considered to be a Level 2 input as:

1)     The data is widely accepted and public
2)    The data is non-proprietary and sourced from an independent third party
3)    The data is observable and published

These additional adjustments are generally not considered to be significant to the ultimate recognized values.

Level 3	Inputs derived from a significant amount of unobservable market data. These include NJR's best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2015:
Assets:
Physical forward commodity contracts	$—	$11,965	$—	$11,965
Financial derivative contracts - natural gas	31,398	—	—	31,398
Interest rate contracts	—	2,905	—	2,905
Available for sale equity securities - energy industry (1)	9,892	—	—	9,892
Other (2)	47,513	—	—	47,513
Total assets at fair value	$88,803	$14,870	$—	$103,673
Liabilities:
Physical forward commodity contracts	$—	$16,900	$—	$16,900
Financial commodity contracts - natural gas	38,504	—	—	38,504
Total liabilities at fair value	$38,504	$16,900	$—	$55,404
As of September 30, 2014:
Assets:
Physical forward commodity contracts	$—	$15,426	$—	$15,426
Financial derivative contracts - natural gas	54,451	—	—	54,451
Available for sale equity securities - energy industry (1)	10,672	—	—	10,672
Other (2)	1,299	—	—	1,299
Total assets at fair value	$66,422	$15,426	$—	$81,848
Liabilities:
Physical forward commodity contracts	$—	$30,910	$—	$30,910
Financial commodity contracts - natural gas	55,488	—	—	55,488
Financial commodity contracts - foreign exchange	—	155	—	155
Total liabilities at fair value	$55,488	$31,065	$—	$86,553

(1)	Included in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets.

(2)	Includes various money market funds in Level 1.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	INVESTMENTS IN EQUITY INVESTEES

NJR's investments in equity investees includes the following investments as of:

(Thousands)	June 30, 2015	September 30, 2014
Steckman Ridge (1)	$126,037	$128,413
Iroquois	23,006	24,042
PennEast	2,880	555
Total	$151,923	$153,010

(1)
Includes loans with a total outstanding principal balance of $70.4 million for both June 30, 2015 and September 30, 2014. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

NJR, through a subsidiary, NJR Pipeline Company, formed PennEast with five other investors, and plans to construct and operate a 115-mile pipeline that will extend from northeast Pennsylvania to western New Jersey.

NJRES and NJNG have entered into transportation, storage and park and loan agreements with Steckman Ridge and Iroquois. In addition, NJNG has entered into a precedent capacity agreement with PennEast with an estimated service date of November 1, 2017. See Note 14. Related Party Transactions for more information on these intercompany transactions.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share amounts)	2015	2014	2015	2014
Net (loss) income, as reported	$(7,460)	$(14,274)	$176,763	$166,390
Basic earnings per share
Weighted average shares of common stock outstanding-basic	85,449	84,234	85,110	84,144
Basic (loss) earnings per common share	$(0.09)	$(0.17)	$2.08	$1.98
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	85,449	84,234	85,110	84,144
Incremental shares (1)	—	—	1,018	768
Weighted average shares of common stock outstanding-diluted	85,449	84,234	86,128	84,912
Diluted (loss) earnings per common share (2)	$(0.09)	$(0.17)	$2.05	$1.96

(1)	Incremental shares consist primarily of stock awards and performance shares.

(2)
Since there was a net loss for the three months ended June 30, 2015, and 2014, incremental shares of 1,018 and 768, respectively, were not included in the computation of diluted loss per common share, as their effect would have been anti-dilutive. There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the nine months ended June 30, 2015, and 2014.

8.	COMMON STOCK EQUITY

Changes in common stock equity during the nine months ended June 30, 2015, are as follows:

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance as of September 30, 2014	84,356	$218,223	$199,739	$(5,594)	$(121,031)	$674,829	$966,166
Net income						176,763	176,763
Other comprehensive income				364			364
Common stock issued under stock plans	1,378	2,607	12,972		13,784		29,363
Tax benefits from stock plans			(1,386)				(1,386)
Cash dividend declared ($.68 per share)						(57,517)	(57,517)
Treasury stock and other	(333)				9,559		9,559
Balance as of June 30, 2015	85,401	$220,830	$211,325	$(5,230)	$(97,688)	$794,075	$1,123,312

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. NJR raised $13.1 million and $10.9 million of equity through the DRP, by issuing approximately 330,000 and 235,000 shares of treasury stock, during the nine months ended June 30, 2015 and 2014, respectively. During the nine months ended June 30, 2015, NJR also raised approximately $19.8 million of equity by issuing approximately 344,000 new shares through the waiver discount feature of the DRP. NJR issued no new shares through the waiver discount feature during the nine months ended June 30, 2014.

Accumulated Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income, net of related tax effects:

(Thousands)	Available for Sale Securities	Cash Flow Hedges		Postemployment Benefit Obligation		Total
Balance as of September 30, 2014	$4,782	$(93)		$(10,283)		$(5,594)
Other comprehensive income, net of tax
Other comprehensive (loss), before reclassifications, net of tax of $319, $146, $0, $465	(461)	(256)		—		(717)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(202), $(506), $(708)	—	349	(1)	732	(2)	1,081
Net current-period other comprehensive (loss) income, net of tax of $319, $(56), $(506), $(243)	(461)	93		732		364
Balance as of June 30, 2015	$4,321	$—		$(9,551)		$(5,230)

Balance as of September 30, 2013	$5,400	$12		$(7,033)		$(1,621)
Other comprehensive income, net of tax
Other comprehensive income (loss), before reclassifications, net of tax of $(150), $91, $0, $(59)	216	(156)		—		60
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(77), $(334), $(411)	—	132	(1)	483	(2)	615
Net current-period other comprehensive income (loss), net of tax of $(150), $14, $(334), $(470)	216	(24)		483		675
Balance as of June 30, 2014	$5,616	$(12)		$(6,550)		$(946)

(1)	Consists of realized losses related to foreign currency derivatives, which are reclassified to gas purchases in the Unaudited Condensed Consolidated Statements of Operations.

(2)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense in the Unaudited Condensed Consolidated Statements of Operations.

9.	DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program, committed unsecured credit facilities and private placement debt shelf facilities.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	June 30, 2015	September 30, 2014	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	August 2017
Notes outstanding at end of period	$—	$148,000
Weighted average interest rate at end of period	—%	1.08%
Amount available at end of period (2)	$412,345	$256,484
Bank revolving credit facilities (3)	$100,000	$—	October 2015
Amount available at end of period	$100,000	$—
NJNG
Bank revolving credit facilities (1)	$250,000	$250,000	May 2019
Commercial paper outstanding at end of period	$—	$153,000
Weighted average interest rate at end of period	—%	0.12%
Amount available at end of period (4)	$249,269	$96,269

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $12.7 million and $20.5 million as of June 30, 2015 and September 30, 2014, respectively, which reduces amount available by the same amount.

(3)	Uncommitted credit facilities, which require no commitment fees.

(4)	Letters of credit outstanding total $731,000 and $731,000 as of June 30, 2015 and September 30, 2014, respectively, which reduces the amount available by the same amount.

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

NJR Long-term Debt

Under the Prudential Facility, as of June 30, 2015, NJR had $50 million in notes outstanding at 3.25 percent due on September 17, 2022, and on November 7, 2014, NJR issued an additional $100 million in notes at 3.48 percent due on November 7, 2024.

On September 26, 2013, NJR entered into an unsecured, uncommitted $100 million private placement shelf note agreement allowing NJR to issue senior notes during a three-year issuance period ending September 26, 2016. As of June 30, 2015, $100 million remains available for borrowing under this facility.

As of June 30, 2015, NJR had two series of notes outstanding under an unsecured, uncommitted private placement shelf note agreement, which expired in May 2013, in the amounts of $25 million at 1.94 percent, which will mature on September 15, 2015 and $25 million at 2.51 percent, which will mature on September 15, 2018.

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

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,		June 30,
(Thousands)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$1,872	$1,536	$5,614	$4,608	$1,063	$980	$3,190	$2,942
Interest cost	2,549	2,517	7,649	7,550	1,434	1,434	4,304	4,300
Expected return on plan assets	(4,272)	(3,869)	(12,817)	(11,607)	(1,245)	(1,043)	(3,733)	(3,130)
Recognized actuarial loss	1,747	1,399	5,239	4,197	737	625	2,208	1,875
Prior service cost amortization	28	27	83	83	(91)	(89)	(273)	(267)
Recognized net initial obligation	—	—	—	—	—	3	—	8
Net periodic benefit cost	$1,924	$1,610	$5,768	$4,831	$1,898	$1,910	$5,696	$5,728

The Company does not expect to be required to make additional contributions to fund the pension plans over the next three fiscal years based on current actuarial assumptions, which includes the most recent mortality table change; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets, interest rates and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the nine months ended June 30, 2015 and 2014.

11.	INCOME TAXES

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. During the nine months ended June 30, 2015 and 2014, based on its analysis, the Company determined there was no need to recognize any liabilities associated with uncertain tax positions.

The effective tax rates for the nine months ended June 30, 2015 and 2014, were 24.3 percent and 28.2 percent, respectively. The decreased tax rate is due primarily to an increase in the ITCs, net of deferred taxes, and the PTCs that were forecasted as of June 30, 2015, of $22.8 million and $2.1 million, respectively compared with ITCs, net of deferred taxes, and the PTCs that were forecasted as of June 30, 2014 of $17.9 million and $187,000, respectively.

To calculate the estimated annual effective tax rate, NJR considers tax credits associated with solar and wind projects. For investment tax credits the estimate is based on solar projects that are probable of being completed and placed in service during the current fiscal year based on the best information available at each reporting period. For production tax credits the estimate is based on the forecast of electricity produced during the current fiscal year based on the best information available at each reporting period. The estimate includes an assessment of various factors, such as board of director approval, status of contractual agreements, permitting, regulatory approval and interconnection. Adjustments to the effective tax rate and management's estimates will occur as information and assumptions change.

As of June 30, 2015, the Company has total state income tax net operating losses of approximately $191 million, which generally have a life of 20 years. The Company has recorded a deferred state tax asset of approximately $11.2 million on the Unaudited Condensed Consolidated Balance Sheets, reflecting the tax benefit associated with the loss carryforwards. In addition, as of June 30, 2015, the Company has recorded a valuation allowance of $200,000 because it believes that it is more likely than not that the deferred tax assets related to CR&R and NJR will expire unused. As of September 30, 2014, the Company had total state income tax net operating losses of approximately $153.2 million, a deferred state tax asset of approximately $9 million and a valuation allowance of $212,000.

In addition, as of September 30, 2014, the Company had an ITC carryforward of approximately $7.5 million, all of which was generated in fiscal year 2014, and has a life of 20 years. The Company expects to utilize this entire carryforward in fiscal 2015.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through October 2032, for the supply, storage and transportation of natural gas. These contracts include annual fixed charges of approximately $20 million at current contract rates and volumes, which are recoverable through BGSS.

For the purpose of securing storage and pipeline capacity, NJRES enters into storage and pipeline capacity contracts, which require the payment of certain demand charges by NJRES to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally ranges from one to 10 years. Demand charges are established by interstate storage and pipeline operators and are regulated by the FERC. These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and/or transport natural gas utilizing their respective assets.

Commitments as of June 30, 2015, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2015	2016	2017	2018	2019	Thereafter
NJRES:
Natural gas purchases	$114,201	$147,187	$4,811	$—	$—	$—
Storage demand fees	8,761	25,415	10,945	6,942	4,202	7,179
Pipeline demand fees	23,176	59,397	32,485	15,393	7,523	8,157
Sub-total NJRES	$146,138	$231,999	$48,241	$22,335	$11,725	$15,336
NJNG:
Natural gas purchases	$12,662	$72,705	$79,911	$49,492	$50,008	$165,917
Storage demand fees	7,205	29,032	25,336	15,872	11,079	5,345
Pipeline demand fees	12,806	79,877	54,358	88,956	90,235	872,460
Sub-total NJNG	$32,673	$181,614	$159,605	$154,320	$151,322	$1,043,722
Total (1)	$178,811	$413,613	$207,846	$176,655	$163,047	$1,059,058

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

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

NJNG may recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In September 2014, NJNG requested approval of its MGP expenditures incurred through June 2014, as well as a reduction in the RA factor from $18.7 million to $8.5 million annually. The petition was approved by the BPU on May 19, 2015, with rates effective June 1, 2015. As of June 30, 2015, $18.1 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $151.3 million to $249.8 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, as of June 30, 2015, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $177 million on the Unaudited Condensed Consolidated Balance Sheets, based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

Information related to the Company's various business segments and other operations is detailed below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2015	2014	2015	2014
Operating revenues
Natural Gas Distribution
External customers	$116,307	$111,383	$699,737	$739,380
Energy Services
External customers (1)	320,221	560,115	1,546,890	2,367,641
Intercompany	1,554	518	60,777	72,285
Clean Energy Ventures
External customers	7,861	3,155	18,164	8,007
Subtotal	445,943	675,171	2,325,568	3,187,313
Home Services and Other
External customers	14,078	13,604	30,890	31,203
Intercompany	514	194	1,300	693
Eliminations	(2,068)	(712)	(62,077)	(72,978)
Total	$458,467	$688,257	$2,295,681	$3,146,231
Depreciation and amortization
Natural Gas Distribution	$10,810	$10,567	$32,002	$30,374
Energy Services	23	15	68	40
Clean Energy Ventures	4,504	2,823	12,392	7,969
Midstream	1	1	4	4
Subtotal	15,338	13,406	44,466	38,387
Home Services and Other	238	212	714	627
Eliminations	(2)	2	(16)	—
Total	$15,574	$13,620	$45,164	$39,014
Interest income (2)
Natural Gas Distribution	$(25)	$137	$75	$579
Energy Services	250	210	263	210
Clean Energy Ventures	—	—	22	—
Midstream	246	171	727	709
Subtotal	471	518	1,087	1,498
Home Services and Other	13	1	214	1
Eliminations	(509)	(241)	(990)	(709)
Total	$(25)	$278	$311	$790

(1)	Includes sales to Canada, which accounted for 3.6 percent of total operating revenues during the nine months ended June 30, 2015 and 2014.

(2)	Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2015	2014	2015	2014
Interest expense, net of capitalized interest
Natural Gas Distribution	$5,005	$4,540	$14,002	$12,412
Energy Services	209	166	1,010	1,443
Clean Energy Ventures	2,078	1,382	5,556	3,817
Midstream	163	333	623	1,108
Subtotal	7,455	6,421	21,191	18,780
Home Services and Other	134	86	76	328
Eliminations	$(262)	$—	$(262)	$—
Total	$7,327	$6,507	$21,005	$19,108
Income tax (benefit) provision
Natural Gas Distribution	$3,754	$4,348	$41,698	$42,256
Energy Services	(9,958)	(16,256)	39,842	36,816
Clean Energy Ventures	(423)	1,286	(29,186)	(18,146)
Midstream	1,737	1,321	5,048	3,890
Subtotal	(4,890)	(9,301)	57,402	64,816
Home Services and Other	720	1,680	(704)	360
Eliminations	(148)	(187)	(5)	201
Total	$(4,318)	$(7,808)	$56,693	$65,377
Equity in earnings of affiliates
Midstream	$4,266	$3,511	$12,622	$10,594
Eliminations	(899)	(830)	(2,873)	(2,538)
Total	$3,367	$2,681	$9,749	$8,056
Net financial earnings (loss)
Natural Gas Distribution	$7,172	$4,882	$83,952	$79,564
Energy Services	(5,270)	(8,628)	47,482	90,153
Clean Energy Ventures	(3,792)	3,865	18,226	20,286
Midstream	2,487	1,896	7,211	5,584
Subtotal	597	2,015	156,871	195,587
Home Services and Other	1,909	2,485	(42)	708
Eliminations	(29)	14	(100)	—
Total	$2,477	$4,514	$156,729	$196,295
Capital expenditures
Natural Gas Distribution	$45,749	$38,186	$115,740	$109,071
Clean Energy Ventures	23,218	46,166	111,588	91,569
Subtotal	68,967	84,352	227,328	200,640
Home Services and Other	29	159	90	636
Total	$68,996	$84,511	$227,418	$201,276
Investments in equity investees
Midstream	$1,049	$—	$2,313	$—
Total	$1,049	$—	$2,313	$—

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The chief operating decision maker of the Company is the Chief Executive Officer who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2015	2014	2015	2014
Consolidated net financial earnings	$2,477	$4,514	$156,729	$196,295
Less:
Unrealized loss (gain) from derivative instruments and related transactions	1,188	(6,585)	(19,010)	45,811
Effects of economic hedging related to natural gas inventory	16,464	38,139	(15,751)	(3,409)
Tax adjustments	(7,715)	(12,766)	14,727	(12,497)
Consolidated net (loss) income	$(7,460)	$(14,274)	$176,763	$166,390

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	June 30, 2015	September 30, 2014
Assets at end of period:
Natural Gas Distribution	$2,239,870	$2,143,684
Energy Services	261,485	457,080
Clean Energy Ventures	490,090	380,707
Midstream	152,593	153,891
Subtotal	3,144,038	3,135,362
Home Services and Other	115,005	82,413
Intercompany assets (1)	(50,119)	(58,971)
Total	$3,208,924	$3,158,804

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

14.	RELATED PARTY TRANSACTIONS

NJRES may periodically enter into storage or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge, or transportation agreements with its affiliated FERC-regulated interstate pipeline, Iroquois. As of June 30, 2015, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which will expire by October 31, 2020. Additionally, NJRES has transportation capacity with Iroquois that expires by October 31, 2020. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois were $4.7 million and $2.2 million during

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the nine months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, NJRES had demand fees payable of $162,000 and $406,000 to Steckman Ridge and Iroquois, respectively, which are included in gas purchases payable. As of September 30, 2014, fees payable to Steckman Ridge and Iroquois, were $187,000 and $389,000, respectively.

In January 2010, NJNG entered into a 10-year agreement effective April 1, 2010, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG's BGSS mechanism and are included in regulatory assets. Additionally, NJNG has transportation capacity with Iroquois that expires by January 31, 2019. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois were $4.7 million and $7.3 million during the nine months ended June 30, 2015 and 2014, respectively. NJNG had demand fees payable to both Steckman Ridge and Iroquois in the amount of $848,000 and $823,000 as of June 30, 2015 and September 30, 2014, respectively.

NJNG and NJRES have entered into various asset management agreements. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to NJRES for the entire term of the agreements. NJNG retains the right to purchase market priced or fixed price storage gas from NJRES. As of June 30, 2015, NJNG and NJRES had three asset management agreements with expiration dates ranging from October 2015 through March 2016.

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

Net income (loss) by business segment and operations are as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2015		2014		2015		2014
Net income (loss)
Natural Gas Distribution	$7,172	(96)%	$4,882	(34)%	$83,952	48%	$79,564	48%
Energy Services	(16,439)	220	(28,254)	198	69,191	39	62,996	38
Clean Energy Ventures	(2,308)	31	5,029	(35)	16,539	9	17,193	10
Midstream	2,487	(33)	1,896	(13)	7,211	4	5,584	3
Home Services and Other	1,909	(26)	2,485	(18)	(42)	—	708	1
Eliminations (1)	(281)	4	(312)	2	(88)	—	345	—
Total	$(7,460)	100%	$(14,274)	100%	$176,763	100%	$166,390	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in net loss during the three months ended June 30, 2015, compared with the three months ended June 30, 2014 was primarily driven by:

•	decreased net loss at NJRES due primarily to decreases in transportation and storage demand fees paid, along with a decrease in realized losses;

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

•	increased net income at NJNG due primarily to increased utility firm gross margin due primarily to customer growth; partially offset by

•
a net loss at NJRCEV due primarily to the receipt of a one-time credit support payment in fiscal 2014 related to a change in ownership at the site of one of NJRCEV’s commercial solar projects, as well as increases in depreciation and O&M expenses, partially offset by increases in SREC sales and prices.

The increase in net income during the nine months ended June 30, 2015, compared with the nine months ended June 30, 2014 was primarily driven by:

•	an increase at NJRES due primarily to a decrease in O&M expense, partially offset by a decrease in average gas prices;

•	an increase at NJNG due primarily to increased utility gross margin due primarily to customer growth and higher BGSS incentives, partially offset by higher O&M expense;

•	an increase at Midstream in equity in earnings due primarily to increases in storage service revenue and demand for hub services at Steckman Ridge; partially offset by

•	a decrease at NJRCEV due primarily to the receipt of a one-time credit support payment in fiscal 2014 as discussed above, as well as increases in depreciation and O&M expense, partially offset by increased tax credits in fiscal 2015 resulting from increased capital spending on commercial solar projects and the receipt of PTCs related to our two in-service wind projects along with increased SREC sales and prices.

The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

Assets by business segment and operations are as follows:

(Thousands)	June 30, 2015		September 30, 2014
Assets
Natural Gas Distribution	$2,239,870	70%	$2,143,684	68%
Energy Services	261,485	8	457,080	14
Clean Energy Ventures	490,090	15	380,707	12
Midstream	152,593	5	153,891	5
Home Services and Other	115,005	4	82,413	3
Intercompany assets (1)	(50,119)	(2)	(58,971)	(2)
Total	$3,208,924	100%	$3,158,804	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets during the nine months ended June 30, 2015, was due to additional utility plant expenditures at NJNG, additional solar and wind expenditures at NJRCEV and increased cash due to NJR being in a net invested position, partially offset by decreased gas in storage at NJRES.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
($ in Thousands)	2015	2014	2015	2014
Net (loss) income	$(7,460)	$(14,274)	$176,763	$166,390
Add:
Consolidated unrealized loss (gain) on derivative instruments	1,188	(6,585)	(19,010)	45,811
Effects of economic hedging related to natural gas inventory	16,464	38,139	(15,751)	(3,409)
Tax adjustments	(7,715)	(12,766)	14,727	(12,497)
Net financial earnings	$2,477	$4,514	$156,729	$196,295

NFE by business segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
($ in Thousands)	2015		2014		2015		2014
Net financial earnings (loss)
Natural Gas Distribution	$7,172	290%	$4,882	108%	$83,952	53%	$79,564	41%
Energy Services	(5,270)	(213)	(8,628)	(191)	47,482	30	90,153	46
Clean Energy Ventures	(3,792)	(153)	3,865	86	18,226	12	20,286	10
Midstream	2,487	100	1,896	42	7,211	5	5,584	3
Home Services and Other	1,909	77	2,485	55	(42)	—	708	—
Eliminations (1)	(29)	(1)	14	—	(100)	—	—	—
Total	$2,477	100%	$4,514	100%	$156,729	100%	$196,295	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in NFE during the three months ended June 30, 2015, compared with the three months ended June 30, 2014, was primarily driven by:

•	a decrease at NJRCEV due primarily to the receipt of a one-time credit support payment in fiscal 2014 as previously discussed; partially offset by

•	a decreased net financial loss at NJRES due primarily to decreases in transportation and storage demand fees paid;

•	an increase at NJNG due primarily to increased utility firm gross margin due primarily to customer growth.

The decrease in NFE during the nine months ended June 30, 2015, compared with the nine months ended June 30, 2014, was primarily driven by:

•
a decrease at NJRES due primarily to a decrease in O&M expense along with lower average gas prices in fiscal 2015, compared with fiscal 2014, during which there was greater market volatility resulting from the extreme cold weather patterns experienced across the U.S., especially in the Midwest, which did not recur during fiscal 2015;

•
a decrease at NJRCEV due primarily to the receipt of a one-time credit support payment in fiscal 2014 as discussed above, partially offset by increased tax credits in fiscal 2015 resulting from increased capital spending on commercial solar projects and the receipt of PTCs related to our two in-service wind projects; partially offset by

•	an increase at NJNG due primarily to increased utility gross margin due primarily to customer growth and higher BGSS incentives, partially offset by higher O&M expense; and

•	an increase at Midstream in equity in earnings due primarily to increases in storage service revenue and demand for hub services at Steckman Ridge.

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

NJNG's operations are managed with the goal of providing safe and reliable service, growing its customer base, diversifying its margin, promoting clean energy programs and mitigating the risks discussed above, through several key initiatives including:

•
earning a reasonable rate of return on the investments in its natural gas distribution and transmission businesses, as well as timely recovery of all prudently incurred costs in order to provide safe and reliable service throughout NJNG's territory:

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

-    pursuing rate and regulatory strategies to stabilize and decouple margin, including CIP;

-    utilizing BGSS incentive programs through BPU-approved mechanisms to reduce gas costs and generate margin; and

-    administering and promoting NJNG's BPU-approved SAVEGREEN Project;

•	managing the volatility of wholesale natural gas prices through a hedging program designed to keep customers' BGSS rates as stable as possible; and

•	working to manage its financial obligations related to remediation activities associated with its former MGP sites.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Infrastructure projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated PIM and infrastructure programs.

AIP and SAFE

NJNG has implemented BPU-approved infrastructure projects that are designed to enhance the reliability of NJNG's gas distribution system, including AIP and SAFE. As of June 30, 2015, NJNG has received regulatory approval to recover approximately $15.3 million annually through its base tariff rates related to AIP.

In October 2012, the BPU approved a stipulation allowing NJNG to implement the SAFE program whereby NJNG is replacing portions of its gas distribution unprotected steel and cast iron infrastructure over a four-year period. The SAFE program was authorized by the BPU to earn an overall weighted average cost of capital of 6.9 percent, with a return on equity of 9.75 percent. NJNG will seek to recover $130 million of infrastructure investments for SAFE in its next base rate case to be filed no later than November 15, 2015.

NGV Advantage

In June 2012, the BPU approved a pilot program for NJNG to invest up to $10 million to build NGV refueling stations in Monmouth, Ocean and Morris counties. As of June 30, 2015, NJNG continues the development of three NGV stations, which are expected to be open to the public in the fourth quarter of fiscal 2015. In April 2014, the BPU approved NJNG's request to include the cost recovery of its NGV capital investments in its next base rate case to be filed no later than November 15, 2015. In addition, the BPU approved a deferred accounting methodology related to the NGV investment costs consistent with NJNG's SAFE Program. The NGV program was authorized by the BPU to earn an overall weighted average cost of capital of 7.1 percent, including a return on equity of 10.3 percent. A portion of the proceeds from the utilization of the compressed natural gas equipment, along with any available federal and state incentives, will be credited back to ratepayers to help offset the cost of this investment.

NJ RISE

NJNG filed a petition with the BPU in September 2013, seeking approval of NJ RISE, which consists of six capital investment projects estimated to cost $102.5 million, excluding AFUDC, for gas distribution storm hardening and mitigation projects, along with associated O&M expense. The submission was made in response to a March 2013 BPU order, initiating a proceeding to investigate prudent, cost efficient and effective opportunities to protect New Jersey's utility infrastructure from future major storm events. These system enhancements are intended to minimize service impacts during extreme weather events to customers that live in the most storm prone areas of NJNG's service territory. In the filing, NJNG proposed the recovery of its capital costs associated with NJ RISE through an annual adjustment to its base rate. In July 2014, the BPU approved a Stipulation of Settlement related to the recovery of the proposed NJ RISE capital infrastructure program. On May 29, 2015, NJNG filed a petition with the BPU requesting approval to recover costs through July 31, 2015, resulting in a 0.03 percent increase to the average residential heat customer's bill, effective November 1, 2015. Investments through July 31, 2015 will earn a weighted average cost of capital of 6.74 percent, including a return on equity of 9.75 percent. Additional capital and O&M cost recovery will be included in NJNG's next base rate case scheduled to be filed no later than November 15, 2015.

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

Southern Reliability Link

The SRL is an approximate 30-mile, 30-inch transmission main designed to support improved system integrity and reliability in the southern portion of NJNG's service territory, estimated to cost approximatey $130 million to $160 million. On April 2, 2015, NJNG filed two petitions with the BPU to construct, operate and finalize the route for its Southern Reliability Link project. On June 5, 2015 NJNG filed two petitions with the BPU to amend the previously proposed route.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Below is a summary of estimated capital expenditures for the current and subsequent fiscal years:

(Millions)	2015	2016
Customer growth	$36.3	$26.9
System maintenance and other	77.7	54.4
SAFE	41.2	39.0
Superstorm Sandy	5.0	—
NGV Advantage	4.2	—
NJ RISE	7.0	14.7
Liquefaction/LNG	11.9	11.8
SRL	19.3	86.9
Total	$202.6	$233.7

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

During the nine months ended June 30, 2015 and 2014, respectively, NJNG added 5,750 and 5,151 new customers and converted 567 and 437 existing customers to natural gas heat and other services. This customer growth represents an estimated increase of approximately $3.4 million annually to utility gross margin assuming normal weather and usage. In addition, NJNG currently expects to add approximately 15,000 to 17,000 new customers during the two-year period of fiscal 2015 and 2016. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 50 percent of the growth will come from new construction markets and another 50 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG's base rates by approximately $4.3 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition and further discussion of utility gross margin.

SAVEGREEN

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives, that are designed to encourage the installation of high efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two to 10-year period through a tariff rider mechanism. On March 18, 2015, the BPU approved the June 2014 compliance filing associated with SAVEGREEN to maintain the existing rate. On July 22, 2015, the BPU approved NJNG's petition filed in December 2014, allowing the extension of SAVEGREEN through July 31, 2017, with an additional $75.2 million in investments and a weighted average cost of capital of 6.69 percent.

Since inception, the BPU has approved total SAVEGREEN investments of approximately $219.3 million, of which, $110.7 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $20 million. On July 31, 2015, NJNG submitted its 2015 SAVEGREEN rate recovery filing to maintain its existing SAVEGREEN recovery rate. The recovery includes a weighted average cost of capital that ranges from 6.69 percent, with a return on equity of 9.75 percent, to 7.76 percent, with a return on equity of 10.3 percent.

Conservation Incentive Program

The CIP facilitates normalizing NJNG's utility gross margin for variances not only due to weather but also for other factors affecting customer usage, such as conservation and energy efficiency. In May 2014, the BPU approved the continuation of the CIP program with no expiration date; however, it will be subject to review in the 2017 tariff rate filing. In September 2014, the BPU provisionally approved a reduction to NJNG's CIP rates to be effective October 1, 2014, which will result in a 4.3 percent reduction to the average residential heat customer's bill. On April 15, 2015, the BPU approved the CIP rates on a final basis. On

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

June 1, 2015, NJNG filed a petition with the BPU to increase its CIP rates resulting in a 0.08 percent increase to the average residential heat customer's bill to be effective October 1, 2015.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2015	2014	2015	2014
Weather (1)	$4,367	$1,316	$(9,268)	$(10,396)
Usage	(398)	1,333	1,140	4,939
Total	$3,969	$2,649	$(8,128)	$(5,457)

(1)
Compared with the CIP 20-year average, weather was 21.5 percent and 4.3 percent warmer-than-normal during the three months ended June 30, 2015 and 2014, respectively, and 9 percent and 9.8 percent colder-than-normal during the nine months ended June 30, 2015 and 2014, respectively.

Commodity prices

Our Natural Gas Distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, the price of natural gas charged to our customers through the BGSS clause, our ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as shown in the graph below for the nine months ended June 30, 2015 and 2014, which illustrates the daily natural gas prices(1) in the northeast market region, also known as Tetco M-3:
(1) Data source from Platts, a division of McGraw Hill Financial.

The maximum daily price was $21.09 and $81.30 and the minimum daily price was $1.15 and $2.43 for the nine months ended June 30, 2015 and 2014, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On October 1, 2014, NJNG implemented a decrease to its BGSS rate for residential sales and general service small sales customers resulting in a 5 percent decrease to the average residential heat customer's bill. On April 15, 2015, the BPU approved the BGSS rate on a final basis. On June 1, 2015, NJNG filed a petition with the BPU to continue its existing BGSS rate for residential and small commercial customers. In addition, NJNG’s petition included a notification to provide estimated bill credits of approximately $63.7 million to NJNG's residential and small commercial customers during the months of November 2015 through February 2016, as a result of the decline in the wholesale price of natural gas. The estimated bill credits will result in an approximate 14.3 percent decrease to the average residential heat customer's bill. Refer to Note 3. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements, for a discussion of BGSS rate actions.

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

Utility gross margin from incentive programs was $13.1 million and $10.4 million during the nine months ended June 30, 2015 and 2014, respectively. A more detailed discussion of the impacts to utility gross margin can be found in the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Due to the capital-intensive nature of NJNG's operations and the seasonal nature of its working capital requirements, significant changes in interest rates can also impact NJNG's results. In an April 2014 BPU Order, NJNG received regulatory approval to enter into interest rate risk management transactions related to long-term debt securities. On June 1, 2015, NJNG entered into a treasury lock transaction to fix a benchmark interest rate of 3.26 percent associated with the forecasted $125 million debt issuance expected in May 2018. This forecasted debt issuance coincides with the maturity of NJNG's existing $125 million, 5.6 percent notes due May 15, 2018. The change in fair value of NJNG's treasury lock agreement is recorded as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets since the Company believes that the market value upon settlement will be recovered in future rates. Upon settlement, any gain or loss will be amortized in earnings over the life of the future debt issuance.

A more detailed discussion of NJNG's debt can be found in the Liquidity and Capital Resources and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SBC

On May 19, 2015, the BPU approved a decrease to NJNG's SBC rate, resulting in a 3.3 percent decrease to the average residential heat customer's bill, effective June 1, 2015.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

USF

On June 19, 2015, NJNG submitted its annual USF compliance filing proposing to decrease the statewide USF rate, resulting in a .6 percent decrease to the average residential heat customer’s total bill effective October 1, 2015.

Environmental Remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, as of June 30, 2015, NJNG recognized a regulatory asset and an obligation of $177 million, a decrease of $6.6 million, compared with the prior fiscal year. NJNG is currently authorized to recover remediation costs of approximately $8.5 million annually, which is based on expenditures incurred through June 30, 2014.

Superstorm Sandy

In November 2012, NJNG filed a petition with the BPU requesting deferral accounting for uninsured incremental O&M costs associated with Superstorm Sandy, which was subsequently approved in May 2013. In addition, NJNG requested that the review of and the appropriate recovery period for such deferred expenses be addressed in NJNG's next base rate case. On October 22, 2014, the BPU approved, as prudent and reasonable, deferred O&M storm costs of $15.2 million to be recovered in NJNG's next base rate case to be filed no later than November 15, 2015. As of June 30, 2015 and September 30, 2014, NJNG had $15.2 million of these costs as a regulatory asset on the Unaudited Condensed Consolidated Balance Sheets.

Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2015	2014	2015	2014
Utility gross margin
Operating revenues	$116,307	$111,383	$699,737	$739,380
Less:
Gas purchases (1)	45,190	40,373	323,320	373,982
Energy and other taxes	5,754	6,404	39,207	43,330
Regulatory rider expense	8,516	9,337	72,671	67,380
Total utility gross margin	56,847	55,269	264,539	254,688
Operation and maintenance	30,323	30,466	92,941	88,417
Depreciation and amortization	10,810	10,567	32,002	30,374
Other taxes not reflected in utility gross margin	1,147	1,191	3,516	3,497
Operating income	14,567	13,045	136,080	132,400
Other income, net	1,364	725	3,572	1,832
Interest expense, net of capitalized interest	5,005	4,540	14,002	12,412
Income tax provision	3,754	4,348	41,698	42,256
Net income	$7,172	$4,882	$83,952	$79,564

(1)
Includes related party transactions of approximately $1.6 million and $1.7 million for the three months ended June 30, 2015 and 2014, respectively, and $4.7 million and $4.9 million for the nine months ended June 30, 2015 and 2014, respectively.

Operating Revenues and Gas Purchases

Operating revenues increased by 4.4 percent and gas purchases increased by 11.9 percent during the three months ended June 30, 2015, compared with the three months ended June 30, 2014. Operating revenues decreased by 5.4 percent and gas purchases decreased by 13.5 percent during the nine months ended June 30, 2015, compared with the nine months ended June 30, 2014.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The factors contributing to the increases (decreases) in operating revenues and gas purchases are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015 v. 2014		2015 v. 2014
(Millions)	Operating revenues	Gas purchases	Operating revenues	Gas purchases
Average BGSS rates (1)	$(6.0)	$(5.6)	$(47.1)	$(44.0)
Firm sales	0.3	0.5	36.6	24.1
Off-system sales	12.6	12.3	(25.2)	(24.6)
CIP adjustments	1.3	—	(2.7)	—
Other	(3.3)	(2.4)	(1.2)	(6.2)
Total increase (decrease)	$4.9	$4.8	$(39.6)	$(50.7)

(1)
Operating revenues include changes in sales tax of $(400,000) during the three months ended June 30, 2015, compared with the three months ended June 30, 2014, and $(3.1) million during the nine months ended June 30, 2015, compared with the nine months ended June 30, 2014.

The increase in operating revenues and gas purchases during the three months ended June 30, 2015, compared with the three months ended June 30, 2014, was due primarily to an increase in off-system sales, due primarily to a significant increase in volumes, partially offset by a decrease in the average price of gas sold, as well as an an increase of $1.3 million in CIP adjustments primarily related to weather, and an increase in firm sales due to the transfer of customers from transport as well as customer growth. These increases were offset by lower BGSS rates.

A decrease in BGSS rates and a decrease in off-system sales due primarily to a 50.4 percent decrease in the average price of gas sold, offset by a 60.9 percent increase in volumes, along with a decrease of $2.7 million in CIP adjustments primarily related to usage during the nine months ended June 30, 2015, compared with the nine months ended June 30, 2014, were the primary contributing factors to the decreases in operating revenues and gas purchases. These decreases were partially offset by increased firm sales due to the transfer of customers from transport as well as customer growth. Other includes changes in rider rates, including those related to NJCEP and other programs.

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

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2015		2014		2015		2014
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$30,787	5.3	$29,336	5.3	$160,540	43.1	$152,934	40.3
Commercial, industrial and other	8,476	1.1	8,532	1.0	41,202	9.0	38,960	7.6
Firm transportation	10,932	12.8	11,356	2.6	47,966	34.8	52,029	16.2
Total utility firm gross margin/throughput	50,195	19.2	49,224	8.9	249,708	86.9	243,923	64.1
BGSS incentive programs	5,810	55.7	5,855	53.8	13,080	164.8	10,354	124.0
Interruptible	842	3.6	190	2.7	1,751	8.0	411	6.0
Total utility gross margin/throughput	$56,847	78.5	$55,269	65.4	$264,539	259.7	$254,688	194.1

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

The factors contributing to the increases in utility firm gross margin are as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2015 v. 2014	2015 v. 2014
Customer impact	$696	$4,834
SAVEGREEN	275	951
Total increase	$971	$5,785

The decrease in firm transportation margin is a result of customers returning to NJNG from third party natural gas providers in NJNG's distribution territory. The transfer of residential and commercial customers has no net impact on NJNG's total utility firm gross margin because distribution tariff rates are the same for these customer classes.

NJNG's total customers include the following:

	June 30, 2015	June 30, 2014
Firm customers
Residential	436,395	418,792
Commercial, industrial & other	26,204	25,108
Residential transport	39,202	49,251
Commercial transport	10,158	10,545
Total firm customers	511,959	503,696
Other	63	65
Total customers	512,022	503,761

NJNG added 5,750 and 5,151 new customers and converted 567 and 437 existing customers to natural gas heat and other services during the nine months ended June 30, 2015 and 2014, respectively. This customer growth represents an estimated annual increase of approximately .8 Bcf in sales to firm customers, assuming normal weather and usage, which would contribute approximately $3.4 million annually to utility gross margin.

BGSS Incentive Programs

The factors contributing to the increases in utility gross margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2015 v. 2014	2015 v. 2014
Capacity release	$380	$3,103
FRM	(230)	221
Off-system sales	319	(577)
Storage	(514)	(21)
Total (decrease) increase	$(45)	$2,726

The decrease during the three months ended June 30, 2015, compared with the three months ended June 30, 2014, was due primarily to decreased margins in the storage incentive program due primarily to timing of storage injections as well as decreased FRM due to fewer market opportunities, offset by an increase in capacity release value and off-system sales. The increase during the nine months ended June 30, 2015, compared with the nine months ended June 30, 2014, was due primarily to an increase in

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

capacity release value, offset by a decrease in off-system sales due primarily to a decrease in the average price of gas sold, offset by an increase in volumes.

Operation and Maintenance Expense

A summary and description of the factors contributing to the increases (decreases) in O&M expense is as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2015 v. 2014	2015 v. 2014
Compensation and benefits	$702	$1,799
Shared corporate costs	829	1,392
Maintenance and repairs	(753)	412
Consulting	(201)	214
Bad debt	(38)	433
Other	(682)	274
Total (decrease) increase	$(143)	$4,524

The decrease in O&M expense during the three months ended June 30, 2015, compared with the three months ended June 30, 2014, was due primarily to a decrease in pipeline maintenance costs, which are expected to occur during the fourth quarter, lower software maintenance costs and a decrease in software consulting costs. These decreases were partially offset by increases in compensation as a result of additional complement, overtime and incentives, as well as increased shared corporate costs.

The increase in O&M expense during the nine months ended June 30, 2015, compared with the nine months ended June 30, 2014, was due primarily to increases in compensation as a result of additional complement, overtime and incentives, increased shared corporate costs, contractors expense, software maintenance, tax audit and legal expenses and an increase in bad debt expense due to an increase in write-offs of customer receivables.

Depreciation Expense

Depreciation expense increased $243,000 and $1.6 million during the three and nine months ended June 30, 2015, respectively, compared with the three and nine months ended June 30, 2014, as a result of additional utility plant being placed into service.

Operating Income

Operating income increased $1.5 million and $3.7 million, during the three and nine months ended June 30, 2015, respectively, compared with the three and nine months ended June 30, 2014, due primarily to the increase in total utility gross margin of $1.6 million and $9.9 million, partially offset by the increases in O&M and depreciation expenses, as previously discussed.

Net Income

Net income increased $2.3 million, or 46.9 percent, to $7.2 million during the three months ended June 30, 2015, compared with the three months ended June 30, 2014. Net income increased $4.4 million, or 5.5 percent, to $84 million during the nine months ended June 30, 2015, compared with the nine months ended June 30, 2014. The increases were due primarily to the increased operating income, as previously discussed, an increase in other income due to the return on investments related to infrastructure projects, partially offset by an increase in interest expense associated with increased long-term debt outstanding.

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

Operating Results

NJRES' financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2015	2014	2015	2014
Operating revenues	$321,775	$560,633	$1,607,667	$2,439,926
Gas purchases (including demand charges(1))	343,883	599,773	1,483,325	2,311,718
Gross margin	(22,108)	(39,140)	124,342	128,208
Operation and maintenance	4,104	5,033	13,435	25,992
Depreciation and amortization	23	15	68	40
Other taxes	203	366	1,060	1,131
Operating (loss) income	(26,438)	(44,554)	109,779	101,045
Other income	250	210	264	210
Interest expense, net	209	166	1,010	1,443
Income tax (benefit) provision	(9,958)	(16,256)	39,842	36,816
Net (loss) income	$(16,439)	$(28,254)	$69,191	$62,996

(1)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to ten years.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of June 30, 2015, NJRES' portfolio of financial derivative instruments was comprised of:

•	57.4 Bcf of net short futures contracts, inclusive of multiple market locations

•	1.2 Bcf of net long option positions

As of June 30, 2014, NJRES' portfolio of financial derivative instruments was comprised of:

•	59.3 Bcf of net short futures contracts, inclusive of multiple market locations

Operating Revenues and Gas Purchases

Operating revenues decreased $238.9 million and $832.3 million and gas purchases decreased $255.9 million and $828.4 million during the three and nine months ended June 30, 2015, respectively, compared with the three and nine months ended June 30, 2014, due primarily to a decrease in average gas prices. The decrease in gas purchases was also due to an increase of $7.9 million in unrealized losses during the three months ended June 30, 2015, compared with the three months ended June 30, 2014, and was partially offset by an increase of $65.3 million in unrealized gains during the nine months ended June 30, 2015, compared with the nine months ended June 30, 2014, as a result of timing differences in the settlement of certain economic hedges.

Gross Margin

Gross margin during the three months ended June 30, 2015, was favorable compared with the three months ended June 30, 2014 by $17 million, due primarily to decreases in transportation and storage demand fees paid. Gross margin decreased $3.9 million, during the nine months ended June 30, 2015, compared with the nine months ended June 30, 2014, due to the decrease in operating revenues and gas purchases as described above.

Operating Expenses

O&M expense during the three months ended June 30, 2015, decreased $929,000 compared with the three months ended June 30, 2014, due primarily to decreases in shared corporate costs and consulting costs, offset by an increase in labor costs.

O&M expense during the nine months ended June 30, 2015 decreased $12.6 million, compared with the six months ended June 30, 2014, due primarily to decreases in incentive compensation costs.

Net Income

Net loss during the three months ended June 30, 2015, decreased $11.8 million compared with the three months ended June 30, 2014, due primarily to the increase in gross margin discussed above. Net income during the nine months ended June 30, 2015 increased $6.2 million, compared with the nine months ended June 30, 2014, due primarily to the decrease in O&M expense as discussed above, offset by the decrease in gross margin discussed above.

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

Financial Margin

The following table is a computation of NJRES' financial margin:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2015	2014	2015	2014
Operating revenues	$321,775	$560,633	$1,607,667	$2,439,926
Less: Gas purchases	343,883	599,773	1,483,325	2,311,718
Add:
Unrealized loss (gain) on derivative instruments and related transactions (1)	793	(7,101)	(18,988)	46,357
Effects of economic hedging related to natural gas inventory	16,464	38,139	(15,751)	(3,409)
Financial margin	$(4,851)	$(8,102)	$89,603	$171,156

(1)
Includes unrealized gains (losses) related to an intercompany transaction between NJNG and NJRES that are eliminated in consolidation of approximately $252,000 and $327,000 for the three months ended June 30, 2015 and 2014, respectively, and $(13,000) and $(345,000) for the nine months ended June 30, 2015 and 2014, respectively.

A reconciliation of operating income, the closest GAAP financial measurement, to NJRES' financial margin is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2015	2014	2015	2014
Operating (loss) income	$(26,438)	$(44,554)	$109,779	$101,045
Add:
Operation and maintenance	4,104	5,033	13,435	25,992
Depreciation and amortization	23	15	68	40
Other taxes	203	366	1,060	1,131
Subtotal - Gross margin	(22,108)	(39,140)	124,342	128,208
Add:
Unrealized loss (gain) on derivative instruments and related transactions	793	(7,101)	(18,988)	46,357
Effects of economic hedging related to natural gas inventory	16,464	38,139	(15,751)	(3,409)
Financial margin	$(4,851)	$(8,102)	$89,603	$171,156

Financial margin during the three months ended June 30, 2015, improved $3.3 million, compared with the three months ended June 30, 2014, due primarily to decreases in transportation and storage demand fees. Financial margin during the nine months ended June 30, 2015, decreased $81.6 million, compared with the nine months ended June 30, 2014, as a result of lower average gas prices in fiscal 2015, compared with fiscal 2014, during which there was greater market volatility resulting from the extreme cold weather patterns experienced across the U.S., especially in the Midwest, which did not recur during fiscal 2015, partially offset by higher volumes.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net Financial Earnings

A reconciliation of NJRES' net (loss) income, the most directly comparable GAAP financial measurement to NFE is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2015	2014	2015	2014
Net (loss) income	$(16,439)	$(28,254)	$69,191	$62,996
Add:
Unrealized loss (gain) on derivative instruments and related transactions	793	(7,101)	(18,988)	46,357
Effects of economic hedging related to natural gas inventory	16,464	38,139	(15,751)	(3,409)
Tax adjustments	(6,088)	(11,412)	13,030	(15,791)
Net financial (loss) earnings	$(5,270)	$(8,628)	$47,482	$90,153

Net financial loss during the three months ended June 30, 2015, decreased $3.4 million, compared with the three months ended June 30, 2014, due primarily to improved financial margin as previously discussed. NFE during the nine months ended June 30, 2015 decreased $42.7 million, compared with the nine months ended June 30, 2014, due primarily to the decrease in financial margin as previously discussed.

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

Clean Energy Ventures Segment

Overview

Our Clean Energy Ventures segment actively pursues opportunities in the clean energy markets, including solar and wind. Clean Energy Ventures has entered into various agreements to install solar net-metered systems for residential and commercial customers, as well as large commercial grid-connected projects. In addition, Clean Energy Ventures has entered into various long-term PPAs to supply energy from wind and solar projects.

Solar

Solar projects placed in service and related ITC eligible expenditures are as follows:

	Three Months Ended
	June 30,
($ in Thousands)	2015			2014
Placed in service	Projects	MW	Costs(1)	Projects	MW	Costs(1)
Grid-connected	1	3.9	$9,336	1	9.2	$22,306
Net-metered:
Commercial	1	0.4	1,367	—	—	1
Residential	196	1.9	6,936	272	2.1	8,501
Total placed in service	198	6.2	$17,639	273	11.3	$30,808

(1)	Represents the portion of capital expenditures eligible for ITCs.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

	Nine Months Ended
	June 30,
($ in Thousands)	2015			2014
Placed in service	Projects	MW	Costs(1)	Projects	MW	Costs(1)
Grid-connected	3	20.1	$50,963	2	10.6	$27,055
Net-metered:
Commercial	1	0.4	1,367	1	0.3	994
Residential	468	4.5	14,570	739	7.2	22,356
Total placed in service	472	25.0	$66,900	742	18.1	$50,405

(1)	Represents the portion of capital expenditures eligible for ITCs.

Since its inception, Clean Energy Ventures has placed a total of 108.4 MW of solar capacity into service and as of June 30, 2015, has 6.5 MW under construction. The Company estimates total solar-related capital expenditures for projects to be placed in service during fiscal 2015 to be between $90 million and $100 million. As part of its solar investment program, NJRCEV operates a residential solar program, The Sunlight Advantage®, that provides qualifying homeowners the opportunity to have a solar system installed at their home with no installation or maintenance expenses. NJRCEV owns, operates and maintains the system over the life of the contract in exchange for monthly payments.

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

SREC activity consisted of the following:

	Nine Months Ended
	June 30,
	2015	2014
Beginning balance as of October 1,	29,970	11,351
SRECs generated	79,910	50,000
SRECs sold	65,583	34,042
Ending balance as of June 30,	44,297	27,309

NJRCEV hedges a portion of its expected SREC production through the use of futures and forward sales contracts. As of June 30, 2015, NJRCEV has hedged approximately 90.9 percent and 98.2 percent of its SREC inventory and projected SREC production related to its in-service commercial and residential assets for energy years 2015 and 2016, respectively. Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

Wind

Clean Energy Ventures has also invested in small to mid-size wind projects that fit its investment profile, including the following as of June 30, 2015:

•	a $20.3 million, 9.7 MW project in Two Dot, Montana that was completed in June 2014;

•	a $42.1 million, 20 MW project in Carroll County, Iowa that was completed in January 2015; and

•	an $85 million, 48.3 MW project in Rush County, Kansas that is currently under construction and expected to be completed in the first quarter of fiscal 2016.

Both of the wind projects placed in service are eligible for PTCs for a 10-year period following commencement of operation and have power purchase agreements of various terms in place, which govern the sale of energy and renewable energy credits. NJRCEV expects the Rush County, Kansas project to also qualify for PTCs.

Clean Energy Ventures' investments are subject to a variety of factors, such as timing of construction schedules, the permitting and regulatory process, delays related to electric grid interconnection, which can affect our ability to commence operations on a

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

timely basis or, at all, economic trends, the ability to access capital or allocation of capital to other investments or business opportunities and other unforeseen events. Solar projects not placed in service, as originally planned prior to the end of a reporting period, may result in a failure to qualify for ITCs along with changes in SREC prices could have a significant adverse impact on that period's earnings. Wind projects for which physical work of a significant nature has not begun, or have not qualified for the “safe harbor”, would fail to qualify for PTCs, and could have a significant adverse impact on ten years of earnings. In addition, since the primary contributors toward the value of qualifying power projects are tax incentives and SRECs, changes in the federal statutes related to the ITC or PTC or in the markets surrounding renewable energy credits, which can be traded or sold to load serving entities that need to comply with state renewable portfolio standards, could also significantly affect earnings.

Operating Results

The financial results of NJRCEV are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2015	2014	2015	2014
Operating revenues	$7,861	$3,155	$18,164	$8,007
Operation and maintenance	3,863	2,462	10,814	6,993
Depreciation and amortization	4,504	2,823	12,392	7,969
Other taxes	203	73	535	221
Operating (loss)	(709)	(2,203)	(5,577)	(7,176)
Other income (expense), net	56	9,900	(1,514)	10,040
Interest expense, net	2,078	1,382	5,556	3,817
Income tax (benefit) provision	(423)	1,286	(29,186)	(18,146)
Net (loss) income	$(2,308)	$5,029	$16,539	$17,193

Operating Revenues

Operating revenues consist of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2015	2014	2015	2014
SREC sales	$5,285	$1,867	$11,291	$4,965
Electricity sales and other	1,616	618	4,188	1,319
Sunlight Advantage	960	670	2,685	1,723
Total operating revenues	$7,861	$3,155	$18,164	$8,007

The average SREC sales price was $171 and $140 during the three months ended June 30, 2015 and 2014, respectively, and $172 and $146 during the nine months ended June 30, 2015 and 2014, respectively.

There are no production costs associated with the revenue generation by our solar assets. All related costs are included as a component of operation and maintenance expenses in the Consolidated Statements of Operations, including such expenses as solar panel maintenance and various fees.

Operation and Maintenance Expense

O&M expense increased $1.4 million and $3.8 million during the three and nine months ended June 30, 2015, respectively, compared with the three and nine months ended June 30, 2014, due primarily to increases in maintenance, administrative and leasing costs associated with solar and wind projects, as well as labor and shared corporate costs.

Depreciation Expense

Depreciation expense increased $1.7 million and $4.4 million during the three and nine months ended June 30, 2015, compared with the three and nine months ended June 30, 2014, as a result of additional projects being placed into service.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Income Tax (Benefit)

NJR’s effective tax rate is significantly impacted by the amount of tax credits forecast to be earned during the fiscal year. GAAP requires NJR to estimate its annual effective tax rate and use this rate to calculate its year-to-date tax provision. Based on NJRCEV’s forecast of solar projects to be completed and wind production during the fiscal year, NJR’s estimated annual effective tax rate for fiscal 2015 is 24.3 percent and $(700,000) and $24 million related to tax credits, net of deferred taxes, were recognized during the three and nine months ended June 30, 2015, respectively. The effective annual effective tax rate as of June 30, 2014, was 28.2 percent and $1.3 million and $17.8 million related to tax credits, net of deferred taxes, were recognized during the three and nine months ended June 30, 2014, respectively.

Net Income

Net income decreased $7.3 million and $654,000 during the three and nine months ended June 30, 2015, compared with the three and nine months ended June 30, 2014, due primarily to a decrease in other income, which was due to the receipt of a one-time credit support payment related to a change in ownership at the site of one of NJRCEV’s commercial solar projects in fiscal 2014, as well as the increases in depreciation and O&M expenses, as discussed above, offset by increases in operating revenue due primarily to higher SREC market prices and sales volumes, as well increases in sales of energy and capacity from new and existing projects.

Non-GAAP Financial Measures

Management of the Company uses a non-GAAP financial measure, noted as “NFE,” when evaluating the operating results of Clean Energy Ventures. For NFE purposes an annual estimated effective tax rate is calculated and any necessary quarterly tax adjustment is applied to NJRCEV, as such adjustment is related to tax credits generated by NJRCEV. Accordingly, for NFE purposes, the effective tax rate for fiscal 2015 is estimated at 21.1 percent and $(2.2) million and $25.7 million of tax credits, net of deferred taxes, were recognized during the three and nine months ended June 30, 2015, respectively. During the nine months ended June 30, 2014, the effective tax rate for fiscal 2014 was estimated at 28.4 percent and $136,000 and $20.9 million of tax credits, net of deferred taxes, were recognized during the three and nine months ended June 30, 2014, respectively. Since the effective tax rate is based on certain forecasted assumptions, including estimates surrounding completion of projects, the rate and resulting NFE are subject to change. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure.

A reconciliation of NJRCEV's net (loss) income, the most directly comparable GAAP financial measurement to NFE is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2015	2014	2015	2014
Net (loss) income	$(2,308)	$5,029	$16,539	$17,193
Add:
Tax adjustments	(1,484)	(1,164)	1,687	3,093
Net financial (loss) earnings	$(3,792)	$3,865	$18,226	$20,286

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

As of June 30, 2015, NJR's net investments in Steckman Ridge, Iroquois and PennEast were $126 million, $23 million and $2.9 million, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

The financial results of Midstream are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2015	2014	2015	2014
Equity in earnings of affiliates	$4,266	$3,511	$12,622	$10,594
Operation and maintenance	$153	$161	$486	$675
Interest expense, net	$(83)	$162	$(104)	$399
Income tax provision	$1,737	$1,321	$5,048	$3,890
Net income	$2,487	$1,896	$7,211	$5,584

Equity in earnings, which is driven primarily by storage revenues generated by Steckman Ridge and transportation revenues generated by Iroquois, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2015	2014	2015	2014
Steckman Ridge	$3,188	$2,420	$8,681	$6,656
Iroquois	1,078	1,091	3,941	3,938
Total equity in earnings	$4,266	$3,511	$12,622	$10,594

Equity in earnings of affiliates increased $755,000 and $2 million during the three and nine months ended June 30, 2015, compared with the three and nine months ended June 30, 2014, due primarily to increases in storage service revenue and demand for hub services at Steckman Ridge.

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

Operating Results

The consolidated financial results of Home Services and Other are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2015	2014	2015	2014
Operating revenues	$14,592	$13,798	$32,190	$31,896
Operation and maintenance	$10,632	$8,088	$29,627	$27,908
Energy and other taxes	$1,041	$964	$2,977	$2,673
Income tax expense (benefit)	$720	$1,680	$(704)	$360
Net income (loss)	$1,909	$2,485	$(42)	$708

Operating revenues increased $794,000 and $294,000 during the three and nine months ended June 30, 2015, respectively, compared with the three and nine months ended June 30, 2014, due primarily to increased contract revenue at NJRHS as a result of existing customers upgrading to the premier plan and expanded service contract product line, partially offset by decreased equipment sales and installations.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

O&M expense increased $2.5 million and $1.7 million during the during the three and nine months ended June 30, 2015, respectively, compared with the three and nine months ended June 30, 2014, due primarily to increased compensation due to new hires and increased shared corporate costs.

Energy & other taxes increased $77,000 and $304,000 during the three and nine months ended June 30, 2015, respectively, compared with the three and nine months ended June 30, 2014, due primarily to increased payroll taxes.

Net income decreased $576,000 during the three months ended June 30, 2015, compared with the three months ended June 30, 2014, due primarily to the increases in O&M expense, partially offset by increased revenues, as discussed above. Net income decreased $750,000 during the nine months ended June 30, 2015, compared with the nine months ended June 30, 2014, due primarily to the increases in O&M expense, as well as an after-tax gain of $186,000 during the nine months ended June 30, 2014 associated with the sale of 25.4 acres of undeveloped land at CR&R, offset by increased revenues, as discussed above.

Liquidity and Capital Resources

NJR's objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

NJR's consolidated capital structure was as follows:

	June 30, 2015	September 30, 2014
Common stock equity	56%	51%
Long-term debt	42	31
Short-term debt	2	18
Total	100%	100%

Common Stock Equity

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. NJR raised $13.1 million and $10.9 million of equity through the DRP, by issuing approximately 330,000 and 235,000 shares of treasury stock, during the nine months ended June 30, 2015 and 2014, respectively. During the nine months ended June 30, 2015, NJR also raised approximately $19.8 million of equity by issuing approximately 344,000 new shares through the waiver discount feature of the DRP. NJR issued no new shares through the waiver discount feature during the nine months ended June 30, 2014.

On January 20, 2015, NJR’s Board of Directors approved a 2 for 1 stock split of the Company’s common stock for the Company’s common stock shareholders of record on February 6, 2015. The additional shares were issued on March 3, 2015.

In 1996, the Board of Directors authorized the Company to implement a share repurchase program, which was expanded seven times since the inception of the program. As of June 30, 2015, the Company has repurchased a total of approximately 16.8 million of those shares and may repurchase an additional 2.7 million shares under the approved program. There were 239,800 and 348,200 shares repurchased during the three and nine months ended June 30, 2015, respectively.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJR believes that as of June 30, 2015, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of June 30, 2015, NJR had a revolving credit facility totaling $425 million, as described below, with $412.3 million available under the facility, as well as a $100 million uncommitted revolving credit facility with the full amount remaining for future borrowings.

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of June 30, 2015, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $249.3 million.

Due to the seasonal nature of natural gas prices and demand and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak towards the end of the injection season.

Short-term borrowings were as follows:

	Three Months Ended	Nine Months Ended
(Thousands)	June 30, 2015
NJR
Notes Payable to banks:
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Average balance for the period	$—	$100,476
Weighted average interest rate for average balance	—%	0.72%
Month end maximum for the period	$—	$184,700
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Average balance for the period	$22,826	$120,565
Weighted average interest rate for average balance	0.06%	0.13%
Month end maximum for the period	$—	$190,000

NJR

As noted above, based on its average borrowings during the nine months ended June 30, 2015, NJR's average interest rate was .72 percent, resulting in interest expense of $540,000.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of June 30, 2015, NJR has five letters of credit outstanding totaling $12.7 million, which reduces the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

On October 24, 2014, NJR entered into a $100 million uncommitted Line of Credit Agreement, with Santander Bank, N.A., expiring on October 24, 2015. Loans under the Line of Credit Agreement are made at the discretion of the Lender and, when made, will bear interest at the Eurodollar Rate (as defined in the Agreement) plus an applicable margin to be determined at the time a borrowing is requested. No amounts have been drawn under this arrangement as of June 30, 2015.

NJNG

As noted above, NJNG's weighted average interest rate on outstanding commercial paper was .13 percent during the nine months ended June 30, 2015, resulting in interest expense of $148,000.

As of June 30, 2015, NJNG has two letters of credit outstanding for $731,000. These letters of credit reduce the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

NJR has an unsecured, uncommitted $100 million private placement shelf note agreement with MetLife. As of June 30, 2015, $100 million remains available for borrowing under the MetLife Facility.

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

NJNG

As of June 30, 2015, NJNG's long-term debt consisted of $485.8 million in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2018 to 2045, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $50.7 million in capital leases with various maturities ranging from 2015 to 2021.

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

Contractual Obligations

NJNG's total capital expenditures are projected to be $202.6 million and $233.7 million, in fiscal 2015 and 2016, respectively, and include estimated SAFE costs of $41.2 million and $39 million, respectively. Total capital expenditures spent or accrued during the nine months ended June 30, 2015 were $123.7 million, of which $22.3 million was related to SAFE.

NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility, the issuance of long-term debt and contributions from NJR.

As of June 30, 2015, NJNG's future MGP expenditures are estimated to be $177 million. For a more detailed description of MGP see Note 12. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJRCEV's expenditures include distributed power projects that support NJR's goal to promote clean energy. Accordingly, NJRCEV enters into agreements to install solar equipment involving both residential and commercial projects. During the nine months ended June 30, 2015, capital expenditures spent related to the purchase and installation of the solar equipment were $51.3 million and an additional $21.5 million has been committed or accrued for solar projects to be placed into service during fiscal 2015 and beyond. The Company estimates solar-related capital expenditures placed in service in fiscal 2015 to be between $90 million and $100 million.

In October 2014, NJRCEV acquired the development rights to an $85 million, 48.3 MW wind project in Rush County, Kansas that is currently under construction. During the nine months ended June 30, 2015, $60.3 million has been spent and an additional $51.3 million has been committed or accrued for wind projects under construction during fiscal 2015 and beyond. In fiscal 2015, NJRCEV estimates that its wind-related capital expenditures will range between $90 million and $110 million.

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

Off-Balance-Sheet Arrangements

The Company's off-balance-sheet arrangements consist of guarantees covering approximately $295.2 million of natural gas purchases and demand fee commitments and outstanding letters of credit totaling $13.4 million, as noted above.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Cash Flow

Operating Activities

Cash flows from operating activities during the nine months ended June 30, 2015, totaled $379.8 million compared with $376.5 million during the nine months ended June 30, 2014. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

Investing Activities

Cash flows used in investing activities totaled $228.9 million during the nine months ended June 30, 2015, compared with $193.8 million during the nine months ended June 30, 2014. The increase of $35.1 million was due primarily to increases in capital expenditures of $20 million, primarily related to wind projects at NJRCEV, $6.7 million related to utility plant including cost of removal at NJNG and $2.3 million for the investment in PennEast, partially offset by proceeds from the sale of land at CR&R of $6 million during the nine months ended June 30, 2014.

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

Cash flows used in financing activities totaled $82.8 million during the nine months ended June 30, 2015, compared with $182.3 million during the nine months ended June 30, 2014. The decrease of $99.5 million was due primarily to an increase in net proceeds of long-term borrowings, partially offset by an increase in net payments of short-term debt, as a result of lower profitability at NJRES and increased capital expenditures at NJRCEV and NJNG. The decrease also was impacted by an increase in proceeds from the issuance of common shares, including $19.8 million related to 344,000 new shares issued through the waiver discount feature of the DRP.

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

Although NJNG is not party to any lending agreements that would accelerate the maturity date of any obligation caused by a failure to maintain any specific credit rating, if such ratings are downgraded below investment grade, borrowing costs could increase, as would the costs of maintaining certain contractual relationships and future financing and our access to capital markets would be reduced. Even if ratings are downgraded without falling below investment grade, NJR and NJNG could face increased borrowing costs under their credit facilities. A rating set forth above is not a recommendation to buy, sell or hold the Company's or NJNG's securities and may be subject to revision or withdrawal at any time. Each rating set forth above should be evaluated independently of any other rating.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2014 to June 30, 2015:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2014	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2015
NJNG	$377	$(25,314)	$(11,556)	$(13,381)
NJRES	(1,414)	97,398	89,709	6,275
Total	$(1,037)	$72,084	$78,153	$(7,106)

There were no changes in methods of valuations during the nine months ended June 30, 2015.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of fair market value of financial derivatives at June 30, 2015, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2015	2016	2016 - 2018	After 2019	Total Fair Value
Price based on NYMEX/CME	$(11,416)	$1,517	$657	$—	$(9,242)
Price based on ICE	(48)	2,073	111	—	2,136
Total	$(11,464)	$3,590	$768	$—	$(7,106)

The following is a summary of financial derivatives by type as of June 30, 2015:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
NJNG	Futures	26.2	$1.77 - $4.07	$(13,381)
NJRES	Futures	(57.4)	$1.38 - $6.85	5,788
	Options	1.2	$0.24 - $0.24	487
Total				$(7,106)

(1)	Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2014 to June 30, 2015:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2014	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2015
NJRES - Prices based on other external data	$(15,484)	(11,040)	(21,589)	$(4,935)

The following table reflects the changes in the fair market value of interest rate contracts from September 30, 2014 to June 30, 2015:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2014	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2015
NJNG - Prices based on other external data	$—	2,905	—	$2,905

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and fixed price swaps is derived from this location, the price sensitivity analysis has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed swap positions by approximately $(10.7) million. This analysis does not include potential changes to reported credit adjustments embedded in the $2.9 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$5,372	$10,744	$16,117	$21,489
Ending derivative fair value	$2,895	$8,267	$13,639	$19,012	$24,384

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$(5,372)	$(10,744)	$(16,117)	$(21,489)
Ending derivative fair value	$2,895	$(2,477)	$(7,849)	$(13,222)	$(18,594)

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of June 30, 2015. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES' counterparty credit exposure as of June 30, 2015, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$96,937	$72,764
Noninvestment grade	11,814	1,114
Internally rated investment grade	11,497	4,581
Internally rated noninvestment grade	2,757	—
Total	$123,005	$78,459

NJNG's counterparty credit exposure as of June 30, 2015, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$4,770	$4,386
Noninvestment grade	163	—
Internally rated investment grade	101	60
Internally rated noninvestment grade	6,217	71
Total	$11,251	$4,517

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in NJR's Annual Report on Form 10-K for the year ended September 30, 2014, and is set forth in Part I, Item 1, Note 12. Commitment and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter ended June 30, 2015, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth NJR's repurchase activity for the quarter ended June 30, 2015:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
4/01/15 - 4/30/15	—	$—	—	2,902,453
5/01/15 - 5/31/15	—	$—	—	2,902,453
6/01/15 - 6/30/15	239,800	$27.71	239,800	2,662,653
Total	239,800	$27.71	239,800	2,662,653
(1)    Share data has been retroactively adjusted to reflect a 2 for 1 stock split effective March 3, 2015.

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of June 30, 2015, included 19.5 million shares of common stock for repurchase, of which, approximately 2.7 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	August 3, 2015
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Executive Vice President and
Chief Financial Officer