Form 10-K
period 2015-09-30
NEW JERSEY RESOURCES CORP
filed 2015-11-24
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015
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
Yes: ☐            No: ☒

The aggregate market value of the Registrant's Common Stock held by nonaffiliates was $2,609,925,396 based on the closing price of $31.06 per share on March 31, 2015, as reported on the New York Stock Exchange.

The number of shares outstanding of $2.50 par value Common Stock as of November 20, 2015 was 85,796,206.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareowners (Proxy Statement) to be held January 20, 2016, to be filed on or about December 10, 2015, are incorporated by reference into Part I and Part III of this report.

New Jersey Resources Corporation

TABLE OF CONTENTS

i

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS

AFUDC	Allowance for Funds Used During Construction
AIP	Accelerated Infrastructure Program
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CIP	Conservation Incentive Program
CME	Chicago Mercantile Exchange
CR&R	Commercial Realty & Resources Corp.
CWIP	Construction Work In Progress
Degree-Day	The measure of the variation in the weather based on the extent to which the average daily temperature falls below 65 degrees Fahrenheit
DM	Dominion Midstream Partners, L.P., a master limited partnership
DM Common Units	Common units representing limited partnership interests in DM
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
dths	Dekatherms
EDA	New Jersey Economic Development Authority
EDA Bonds	Collectively, Series 2011A, Series 2011B and Series 2011C Bonds issued to NJNG by the EDA
EDECA	Electric Discount and Energy Competition Act
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Financial Margin
A non-GAAP financial measure, which represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes any accounting impact from the change in the fair value of certain derivative instruments

FMB	First Mortgage Bonds
FRM	Financial Risk Management
GAAP	Generally Accepted Accounting Principles of the United States
HCCTR	Health Care Cost Trend Rate
ICE	Intercontinental Exchange
Iroquois	Iroquois Gas Transmission L.P.
IRS	Internal Revenue Service
ISDA	The International Swaps and Derivatives Association
ITC	Investment Tax Credit
JPMC Facility	NJNG's $100 million, four-year credit facility with JPMorgan Chase Bank, N.A. expiring in August 2015 and terminated on September 26, 2014
LIBOR	London Inter-Bank Offered Rate
LNG	Liquefied Natural Gas
Loan Agreement	Loan Agreement between the EDA and NJNG
MetLife	Metropolitan Life Insurance Company
MetLife Facility	NJR's unsecured, uncommitted $100 million private placement shelf note agreement with MetLife, Inc. expiring in September 2016
MGP	Manufactured Gas Plant
MLP	Master limited partnership
Moody's	Moody's Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
New NJR Credit Facility	NJR's $425 million unsecured committed credit facility expiring in September 2020
NFE	Net Financial Earnings
NGV	Natural Gas Vehicles
NJ RISE	New Jersey Reinvestment in System Enhancement

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	The $250 million unsecured committed credit facility expiring in May 2019
NJR Credit Facility	NJR's $425 million unsecured committed credit facility, which was terminated on September 28, 2015
NJR Energy	NJR Energy Corporation
NJR or The Company	New Jersey Resources Corporation
NJR Service	NJR Service Corporation
NJRCEV	NJR Clean Energy Ventures Corporation
NJRES	NJR Energy Services Company
NJRHS	NJR Home Services Company
NJRPS	NJR Plumbing Services, Inc.
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
O&M	Operation and Maintenance
OCI	Other Comprehensive Income
Old Mortgage Indenture	Indenture of Mortgage and Deed of Trust between NJNG and The Bank of New York Mellon Trust Company, N.A., dated April 1, 1952, as amended
OPEB	Other Postemployment Benefit Plans
PBO	Projected Benefit Obligations
PennEast	PennEast Pipeline Company, LLC
PEP	Pension Equalization Plan
PIM	Pipeline Integrity Management
PPA	Power Purchase Agreement
Prudential	Prudential Investment Management, Inc.
Prudential Facility	NJR's unsecured, uncommitted private placement shelf note agreement with Prudential
PTC	Production Tax Credit
RA	Remediation Adjustment
Home Services and Other	Home Services and Other Operations
Retail Holdings	NJR Retail Holdings Corporation
S&P	Standard & Poor's Financial Services, LLC
SAFE	Safety Acceleration and Facility Enhancement
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SAVEGREEN	The SAVEGREEN Project®
Savings Plan	Employees' Retirement Savings Plan
SBC	Societal Benefits Charge
SEC	Securities and Exchange Commission
SREC	Solar Renewable Energy Certificate
SRL	Southern Reliability Link
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Superstorm Sandy	Post-Tropical Cyclone Sandy
TEFA	Transitional Energy Facilities Assessment
Tetco	Texas Eastern Transmission
The Exchange Act	The Securities Exchange Act of 1934, as amended
Trustee	U.S. Bank National Association
U.S.	The United States of America
Union	International Brotherhood of Electrical Workers Local 1820
USF	Universal Service Fund
Wells Fargo	Wells Fargo Municipal Capital Strategies, LLC

New Jersey Resources Corporation

TABLE OF CONTENTS

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in ITEM 1. BUSINESS, under the captions “BUSINESS SEGMENTS -Natural Gas Distribution -General; -Seasonality of Gas Revenues; -Gas Supply; -Regulation and Rates; -Competition;” “-Energy Services;” “-Clean Energy Ventures;” “-Midstream;” “OTHER BUSINESS OPERATIONS -Home Services and Other;” “ENVIRONMENT,” and ITEM 3. LEGAL PROCEEDINGS,” and in Part II including ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, and ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “anticipate,” “estimate,” “may,” “intend,” “expect,” “believe,” “will,” “plan,” “should,” or “continue” or comparable terminology and are made based upon management's current expectations and beliefs as of this date concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, PTCs and SRECs, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2016 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR's expectations include, but are not limited to, those discussed in ITEM 1A. RISK FACTORS, as well as the following:

•	weather and economic conditions;

•	changes in the rate of NJNG's customer growth;

•	volatility of natural gas and other commodity prices;

•	changes in rating agency requirements and/or credit ratings;

•	the impact of volatility in the credit markets on our access to capital;

•	the ability to comply with debt covenants;

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

•	risks associated with the management of the Company's joint ventures and partnerships and our investment in an MLP;

•
risks associated with NJR's investments in distributed power projects, including the availability of regulatory and tax incentives, the availability of viable projects, NJR's eligibility for ITCs and PTCs, the future market for SRECs and operational risks related to projects in service;

•	timing of qualifying for ITCs and PTCs due to delays or failures to complete planned solar and wind energy projects;

•
the level and rate at which NJNG's costs are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process, including through the base rate case filing;

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

New Jersey Natural Gas Company, a local natural gas distribution company that provides regulated retail natural gas service to approximately 512,300 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets. NJNG is regulated by the BPU and comprises the Company's Natural Gas Distribution segment.

NJR Energy Services Company maintains and transacts around a portfolio of physical assets consisting of natural gas storage and transportation contracts in the U.S. and Canada. NJRES also provides unregulated wholesale energy management services to other energy companies and natural gas producers. NJRES comprises the Company's Energy Services segment.

NJR Clean Energy Ventures Corporation comprises the Company's Clean Energy Ventures segment and includes the results of operations and assets related to the Company's unregulated capital investments in distributed power projects, including commercial and residential solar projects and onshore wind investments.

NJR Energy Investments Corporation, an unregulated affiliate that consolidates the Company's unregulated energy-related investments, which includes the following subsidiaries:

•
NJR Midstream Holdings Corporation invests in energy-related ventures through its subsidiaries, NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge, a natural gas storage facility and NJR Pipeline Company, which holds the Company's 20 percent ownership interest in PennEast. Until September 29, 2015, NJR Midstream Holdings Corporation, through its subsidiary, NJNR Pipeline Company, also held the Company's 5.53 percent ownership interest in Iroquois Gas Transmission L.P. On September 29, 2015, NJNR Pipeline Company exchanged its ownership interest in Iroquois to Dominion Midstream Partners, L.P. for approximately 1.84 million DM Common Units. The investments in Steckman Ridge, PennEast and DM comprise the Company's Midstream segment.

•
NJR Investment Company, a company that held certain energy-related investments, through equity instruments of public companies. A request for dissolution was filed in August 2015 due to inactivity and all assets were moved to NJR in September 2015.

•	NJR Energy Corporation, a company that invests in energy-related ventures.

NJR Retail Holdings Corporation, an unregulated affiliate that consolidates the Company's unregulated retail operations. Retail Holdings consists of the following subsidiaries:

•
NJR Home Services Company, a company that provides heating, ventilation and cooling service, sales and installation of appliances to 117,000 service contract customers, as well as solar installation projects.

•	Commercial Realty & Resources Corp., a company that holds commercial real estate.

•	NJR Plumbing Services, Inc., a company that provides plumbing repair and installation services.

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
Part I

ITEM 1. BUSINESS (Continued)

BUSINESS SEGMENTS

The Company operates within four reportable business segments: Natural Gas Distribution, Energy Services, Clean Energy Ventures and Midstream.

The Natural Gas Distribution segment consists of regulated natural gas and off-system sales and capacity and storage management operations. The Energy Services segment consists of unregulated wholesale energy operations. The Clean Energy Ventures segment consists of capital investments in distributed power projects. Lastly, the Midstream segment consists of investments in the midstream natural gas market, such as natural gas transportation and storage facilities.

Net income by business segment and other operations for the years ended September 30, are as follows:
Assets by business segment and other operations at September 30, are as follows ($ in Thousands):

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating the operating results of the Company. The Energy Services segment economically hedges its natural gas inventory with financial derivative instruments. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of the economic hedges with the physical sale of gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments.

Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for, the comparable GAAP measure. The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

(Thousands)	2015	2014	2013
Net income	$180,960	$141,970	$114,809
Add:
Consolidated unrealized (gain) loss on derivative instruments	(38,681)	28,534	(9,418)
Effects of economic hedging related to natural gas inventory	(8,225)	26,639	7,635
Tax adjustments	17,449	(20,286)	655
NFE	$151,503	$176,857	$113,681

NFE by business segment and other operations for the years ended September 30, are as follows:
Additional financial information related to these business segments are set forth in Note 14. Business Segment and Other Operations Data in the accompanying Consolidated Financial Statements and Item 7. Management's Discussion and Analysis.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Natural Gas Distribution

General

NJNG provides natural gas service to approximately 512,300 customers. NJNG's service territory includes New Jersey's Monmouth and Ocean counties and parts of Burlington, Morris, Middlesex and Sussex counties. It encompasses 1,516 square miles, covering 105 municipalities with an estimated population of 1.5 million people. It is primarily suburban, highlighted by approximately 100 miles of New Jersey coastline. It is in close proximity to New York City, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation.

NJNG added 7,858 and 7,599 new customers and added natural gas heat and other services to another 636 and 627 existing customers in fiscal 2015 and 2014, respectively. NJNG expects its new customer annual growth rate to continue to be approximately 1.6 percent with projected additions in the range of approximately 16,000 to 18,000 new customers over the next two years. This anticipated customer growth represents approximately $4.4 million in new annual utility gross margin, a non-GAAP financial measure, as calculated under NJNG's CIP tariff.

When assessing the potential for future growth in its service area, NJNG uses information derived from county and municipal planning boards that describes housing developments in various stages of approval. Furthermore, NJNG surveys builders in its service area to gain insight into future development plans. NJNG has periodically engaged outside consultants to assist in its customer growth projections. In addition to customer growth through new construction, NJNG's business strategy includes aggressively pursuing conversions from other fuels, such as oil, electricity and propane. NJNG estimates that during fiscal 2016, approximately 49 percent of NJNG's projected customer growth will consist of conversions.

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

Operating Revenues/Throughput

For the fiscal year ended September 30, operating revenues and throughput by customer class are as follows:

	2015		2014		2013
($ in thousands)	Operating Revenue	Bcf	Operating Revenue	Bcf	Operating Revenue	Bcf
Residential	$466,464	45.9	$469,831	43.1	$467,269	38.3
Commercial and other	106,505	9.6	110,740	8.2	99,736	7.5
Firm transportation	77,974	16.0	86,131	17.7	73,745	15.2
Total residential and commercial	650,943	71.5	666,702	69.0	640,750	61.0
Interruptible	10,049	47.1	9,384	10.5	9,066	10.9
Total system	660,992	118.6	676,086	79.5	649,816	71.9
BGSS incentive programs (1)	120,978	47.8	143,329	27.4	138,171	36.0
Total	$781,970	166.4	$819,415	106.9	$787,987	107.9

(1)
Does not include 174.6, 153.4 and 105.5 Bcf for the capacity release program and related amounts of $8.9 million, $5.4 million and $3.7 million, which are recorded as a reduction of gas purchases on the Consolidated Statements of Operations for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

In fiscal 2015, no single customer represented more than 10 percent of total NJNG operating revenues.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Seasonality of Gas Revenues

Therm sales are significantly affected by weather conditions with customer demand being greatest during the winter months when natural gas is used for heating purposes. The relative measurement of the impact of weather is in degree-days. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day's average temperature. A degree-day is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65 degrees Fahrenheit. Each degree of temperature below 65 degrees Fahrenheit is counted as one heating degree-day. Normal heating degree-days are based on a 20-year average, calculated based on three reference areas representative of NJNG's service territory.

The CIP, a mechanism authorized by the BPU, stabilizes NJNG's utility gross margin, regardless of variations in weather. In addition, the CIP decouples the link between utility gross margin and customer usage, allowing NJNG to promote energy conservation measures. Recovery of utility gross margin is subject to additional conditions, including an earnings test, a revenue test and an evaluation of BGSS-related savings achieved over a 12-month period. In March 2013, NJNG and South Jersey Gas Company filed a joint petition with the BPU requesting the continuation of the CIP with certain modifications. On May 21, 2014, the BPU approved the continuation of the CIP program with no expiration date; however, the program will be subject to review in a future tariff rate filing in 2017.

Concurrent with its annual BGSS filing, NJNG files for an annual review of its CIP, during which time it can request rate changes, as appropriate. For additional information regarding the CIP, including rate actions and impact to margin, see Note 3. Regulation in the accompanying Consolidated Financial Statements and Item 7. Management's Discussion and Analysis-Natural Gas Distribution Segment.

Gas Supply

Firm Natural Gas Supplies

In fiscal 2015, NJNG purchased natural gas from approximately 86 suppliers under contracts ranging from one day to one year and purchased over 10 percent of its natural gas from two suppliers. NJNG believes the loss of these suppliers would not have a material adverse impact on its results of operations, financial position or cash flows as an adequate number of alternative suppliers exist. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

Firm Transportation and Storage Capacity

NJNG maintains agreements for firm transportation and storage capacity with several interstate pipeline companies to take delivery of firm natural gas supplies, which ensures the ability to reliably service its customers. NJNG receives natural gas at 10 citygate stations located in Middlesex, Morris and Passaic counties in New Jersey.

The pipeline companies that provide firm transportation service to NJNG's citygate stations, the maximum daily deliverability of that capacity for the upcoming winter season and the contract expiration dates are as follows:

Pipeline	Maximum daily
	deliverability (dths) (1)	Expiration
Texas Eastern Transmission, L.P.	270,738	Various dates between 2017 and 2023
Columbia Gas Transmission Corp.	50,000	Various dates between 2024 and 2030
Tennessee Gas Pipeline Co.	25,166	Various dates between 2018 and 2019
Transcontinental Gas Pipe Line Corp.	22,531	Various dates between 2016 and 2017
Algonquin Gas Transmission	12,000	June 30, 2017
Total	380,435

(1)	Numbers are shown net of any capacity release contracted amounts.

Iroquois and Dominion Transmission Corporation provide NJNG firm contract transportation service and supply the pipelines included in the table above.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

In addition, NJNG has storage contracts that provide additional maximum daily deliverability to NJNG's citygate stations of 102,941 dths from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline	Maximum daily
	deliverability (dths)	Expiration
Texas Eastern Transmission, L.P.	94,557	April 30, 2017
Transcontinental Gas Pipe Line Corp.	8,384	March 31, 2017
Total	102,941

NJNG also has upstream storage contracts. The maximum daily deliverability and contract expiration dates as follows:

Company	Maximum daily
	deliverability (dths)	Expiration
Dominion Transmission Corporation	128,714	Various dates between 2017 and 2020
Steckman Ridge, L.P.	38,000	March 31, 2020
Central New York Oil & Gas	25,337	March 31, 2018
Total	192,051

NJNG utilizes its transportation contracts to transport gas from the Dominion Transmission Corporation, Steckman Ridge and Central New York Oil & Gas storage fields to NJNG's citygates. NJNG has sufficient firm transportation, storage and supply capacity to fully meet its firm sales contract obligations.

Citygate Supplies from NJRES

NJNG has several citygate supply agreements with NJRES. NJNG has an agreement where it released 10,000 dths/day of Texas Eastern Transmission capacity, 20,000 dths/day of Dominion Transmission capacity, 10,728 dths/day of Tennessee Gas Pipeline capacity and 1.6 million dths of Central New York Oil & Gas storage capacity to NJRES for the period of January 1, 2010 to March 31, 2016. NJNG can call upon a supply of up to 20,000 dths/day delivered to NJNG's Texas Eastern citygate. NJRES manages the storage inventory and NJNG can call on that storage supply as needed at NJNG's Tennessee citygate or storage point.

NJNG also has agreements where it releases 80,000 dths/day of its Texas Eastern Transmission capacity to NJRES for the period of April 1, 2014 to March 31, 2016, and where it releases 80,000 dths/day of its Texas Eastern Transmission capacity to NJRES for the period of November 1, 2014 to October 31, 2016. Under these agreements, NJNG can call upon a supply of up to 160,000 dths/day delivered to its Texas Eastern citygate as needed. See Note 15. Related Party Transactions in the accompanying Consolidated Financial Statements for additional information regarding these transactions.

Peaking Supply

To manage its winter peak day demand, NJNG maintains two LNG facilities with a combined deliverability of approximately 170,000 dths/day, which represents approximately 19 percent of its estimated peak day sendout. See Item 2. Properties-NJNG for additional information regarding the LNG storage facilities.

BGSS

Wholesale natural gas prices are, by their nature, volatile. NJNG mitigates the impact of volatile price changes on customers through the use of financial derivative instruments, which were part of its FRM program, its storage incentive program and its BGSS clause. The FRM program was terminated effective November 1, 2015. BGSS is a BPU-approved clause designed to allow for the recovery of natural gas commodity costs on an annual basis. The clause requires all New Jersey natural gas utilities to make an annual filing by each June 1 for review of BGSS rates and to request a potential rate change effective the following October 1. The BGSS is also designed to allow each natural gas utility to provisionally increase residential and small commercial customer BGSS rates on December 1 and February 1 for up to a 5 percent increase to the average residential heat customer's bill on a self-implementing basis, after proper notice and BPU action on the June filing. Such increases are subject to subsequent BPU review and final approval. Decreases in the BGSS rate and BGSS refunds can be implemented with five days' notice to the BPU.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

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

Future Natural Gas Supplies

NJNG expects to meet the natural gas requirements for existing and projected firm customers into the foreseeable future. If NJNG's long-term natural gas requirements change, NJNG expects to renegotiate and restructure its contract portfolio to better match the changing needs of its customers and changing natural gas supply landscape.

Regulation and Rates

State

NJNG is subject to the jurisdiction of the BPU with respect to a wide range of matters such as base tariff rates and regulatory rider rates, the issuance of securities, the adequacy of service, the manner of keeping its accounts and records, the sufficiency of natural gas supply, pipeline safety, environmental issues, compliance with affiliate standards and the sale or encumbrance of its properties. On November 13, 2015, NJNG filed a base rate petition with the BPU to increase its base tariff rates in the amount of $147.6 million.

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

Competition

Although its franchises are nonexclusive, NJNG is not currently subject to competition from other natural gas distribution utilities with regard to the transportation of natural gas in its service territory. Due to significant distances between NJNG's current large industrial customers and the nearest interstate natural gas pipelines, as well as the availability of its transportation tariff, NJNG currently does not believe it has significant exposure to the risk that its distribution system will be bypassed. Competition does exist from suppliers of oil, coal, electricity and propane. At the present time, however, natural gas is used in over 95 percent of new construction due to its efficiency and reliability. Natural gas prices are a function of market supply and demand. Although NJNG believes natural gas will remain competitive with alternate fuels, no assurance can be given in this regard.

The BPU, within the framework of the EDECA, fully opened NJNG's residential markets to competition, including third-party suppliers, and restructured rates to segregate its BGSS and delivery (i.e., transportation) prices. The state's natural gas utilities must provide BGSS in the absence of any third-party supplier. On September 30, 2015, NJNG had 38,424 residential and 10,249 commercial and industrial customers utilizing the transportation service.

Energy Services

NJRES is an unregulated wholesale provider of physical natural gas, producer and asset management services to a diverse customer base across North America. NJRES provides physical natural gas services and has acquired contractual rights to natural gas storage and transportation assets it utilizes to implement its strategic and opportunistic market strategies. The rights to these assets were acquired in anticipation of delivering natural gas, performing asset management services for customers or in conjunction with identifying strategic opportunities that exist in or between the market areas that it serves. These opportunities are driven by price differentials between market locations and/or time periods. NJRES' activities are conducted in the market areas in which it has strong expertise and includes the U.S. and Canada. NJRES differentiates itself in the marketplace based on price, reliability and quality of service. Its competitors include wholesale marketing and trading companies, utilities, natural gas producers and financial institutions. NJRES' portfolio of end-use customers includes regulated natural gas distribution companies, industrial companies, electric generators, retail aggregators, wholesale marketers and natural gas producers.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

While focusing on maintaining a low-risk operating and counterparty credit profile, NJRES' activities specifically consist of the following elements:

•	Providing natural gas portfolio management services to nonaffiliated and affiliated natural gas utilities, electric generation facilities and natural gas producers;

•
Managing strategies for new and existing natural gas storage and transportation assets to capture value from changes in price due to location or timing differences as a means to generate financial margin (as defined below);

•
Managing transactional logistics to minimize the cost of natural gas delivery to customers while maintaining security of supply. Transactions utilize the most optimal and advantageous natural gas supply transportation routing available within its contractual asset portfolio and various market areas; and

•	Managing economic hedging programs that are designed to mitigate the impact of changes in market prices on financial margin generated on its natural gas storage and transportation commitments.

Transportation and Storage Transactions

NJRES focuses on creating value from its physical assets, which are typically amassed through contractual rights to natural gas storage and transportation capacity. These assets become more valuable when favorable price changes impact value between or within market areas and across time periods. On a forward basis, NJRES may hedge these price differentials through the use of financial instruments. In addition, NJRES may seek to optimize these assets on a daily basis, as market conditions warrant, by evaluating natural gas supply and transportation availability within its portfolio. This enables NJRES to capture geographic pricing differences across these various regions as delivered natural gas prices may change favorably as a result of market conditions. NJRES initiates positions when intrinsic financial margin is present, and then enhances that financial margin as prices change across regions or time periods.

NJRES also engages in park-and-loan transactions with storage and pipeline operators, where NJRES will either borrow (receive a loan of) natural gas with an obligation to repay the storage or pipeline operator at a later date or “park” natural gas with an obligation to withdraw at a later date. In these cases, NJRES evaluates the economics of the transaction to determine if it can capture pricing differentials in the marketplace to generate financial margin. NJRES evaluates deal attributes such as fixed fees, calendar spread value from deal inception until volumes are scheduled to be returned and/or repaid, as well as the time value of money. If this evaluation demonstrates that financial margin exists, NJRES will enter into the transaction and hedge with natural gas futures contracts, thereby locking in financial margin.

Inventory

NJRES maintains inventory balances to satisfy its existing or anticipated sales of natural gas to its counterparties and/or to create additional value, as described above. During fiscal 2015 and 2014, NJRES managed and sold 626.9 and 609.3 Bcf of natural gas, respectively. In addition, as of September 30, 2015 and 2014, NJRES had 44.6 Bcf or $93.7 million of gas in storage and 56.5 Bcf or $191.3 million of gas in storage, respectively.

Weather/Seasonality

NJRES' activities can be seasonal in nature as a result of changes in demand for natural gas. Demand for natural gas is generally higher during the winter months; however, during periods of milder temperatures, demand can decrease. In addition, demand for natural gas can also be high during periods of extreme heat in the summer months, resulting from the need for additional natural gas supply for gas-fired electric generation facilities. Accordingly, NJRES can be subject to variations in earnings and working capital throughout the year as a result of changes in weather.

Volatility

NJRES' activities are also subject to changes in price volatility or supply/demand dynamics within its wholesale markets, including in the Northeastern, Appalachian and Mid-Continent regions, where shale gas production has increased supply dramatically. Changes in natural gas supply can affect capacity values and NJRES' financial margin, described below, that is generated from the optimization of transportation and storage assets. With its focus on risk management, NJRES continues to diversify its revenue stream by identifying new growth opportunities in producer and asset management services. NJRES has added new counterparties and strategic storage and transportation assets to its portfolio, which currently includes an average of approximately 40 Bcf of firm storage and 1.5 Bcf/day of firm transportation capacity, and it continues to expand its geographic footprint.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Financial Margin

NJRES enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial swaps and options to economically hedge the commodity price risk associated with its existing and anticipated commitments for the purchase and sale of natural gas. These derivative instruments are accounted for at fair value with changes in fair value recognized in earnings as they occur. NJRES views “financial margin” as a key financial metric. NJRES' financial margin, which is a non-GAAP financial measure, represents revenues earned from the sale of natural gas less costs of natural gas sold including any storage and transportation costs, and excludes any accounting impact from changes in the fair value of certain derivative instruments. For additional information regarding financial margin, see Item 7. Management's Discussion and Analysis - Energy Services Segment.

Risk Management

In conducting its business, NJRES mitigates risk by following formal risk management guidelines, including transaction limits, segregation of duties and formal contract and credit review approval processes. NJRES continuously monitors and seeks to reduce the risk associated with its counterparty credit exposures. Accordingly, NJRES' counterparties are primarily investment grade rated companies. The Risk Management Committee of NJR oversees compliance with these established guidelines.

Clean Energy Ventures

NJRCEV is an unregulated company that invests in, owns and operates distributed power projects, including commercial and residential solar installations located in New Jersey, and wind farms located in Montana, Iowa and Kansas.

As of September 30, 2015, NJRCEV has placed solar assets with a capacity of 117.7 MW into service, including a combination of residential and commercial net-metered and grid-connected solar systems. As part of its solar investment program, NJRCEV operates a residential lease program, The Sunlight Advantage®, which provides qualifying homeowners with the opportunity to have a solar system installed at their home with no installation or maintenance expenses. NJRCEV owns, operates and maintains the system over the life of the lease in exchange for monthly payments. In addition, certain qualified non-profit institutions are served under PPAs. The program is operated by NJRCEV using a group of qualified contracting partners in addition to strategic supplier relationships for material standardization and sourcing. The residential solar lease and PPA market is highly competitive with various companies operating in New Jersey. NJRCEV competes on price, quality and brand reputation, leveraging its partner network and customer referrals.

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

In addition to its solar investments, NJRCEV acquires the development rights to small to mid-size onshore wind farms that fit its investment profile. On October 11, 2013, NJRCEV acquired the development rights to the Two Dot onshore wind project in Montana, which was its first wind farm. NJRCEV invested approximately $20.3 million to construct the 9.7 MW project that was completed in June 2014. On February 14, 2014, NJRCEV acquired the development rights to the Carroll Area onshore wind project, a $42.1 million, 20 MW project in Carroll County, Iowa, which was completed in January 2015. On October 9, 2014, NJRCEV acquired the development rights to the $85 million, 48.3 MW Alexander onshore wind project in Rush County, Kansas, which is currently under construction and expected to be operational in the first quarter of fiscal 2016.

Both of the wind projects placed in service are eligible for a per-kilowatt-hour PTC for a 10-year period following commencement of operation and have long-term power purchase agreements in place, through which all energy and renewable attributes will be sold. NJRCEV expects the Alexander project to also qualify for PTCs.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

During fiscal 2014 and most of fiscal 2015, NJRCEV held a minority equity interest in OwnEnergy, an onshore wind developer, which provided NJRCEV with the option to acquire wind farms that fit its investment profile. During the fourth quarter of fiscal 2015, OwnEnergy was acquired by a power producer and NJRCEV realized a $3 million pre-tax gain in exchange for its ownership interest, which is included in other income, net on the Consolidated Statements of Operations.

NJRCEV is subject to various risks including those associated with adverse federal and state legislation and regulatory policies, construction delays that can impact the timing or eligibility of tax incentives, technological changes, and the future market of SRECs. See Item 1A. Risk Factors for additional information regarding these risks.

Midstream

Our Midstream segment includes investments in FERC-regulated interstate natural gas transportation and storage assets and is comprised of the following subsidiaries:

•
NJR Steckman Ridge Storage Company, which holds the Company's 50 percent equity investment in Steckman Ridge. Steckman Ridge is a Delaware limited partnership, jointly owned and controlled by subsidiaries of the Company and subsidiaries of Spectra Energy Corporation, that built, owns and operates a natural gas storage facility with up to 12 Bcf of working gas capacity in Bedford County, Pennsylvania. The facility has direct access to the Texas Eastern and Dominion Transmission pipelines and has access to the Northeast and Mid-Atlantic markets; and

•
NJR Pipeline Company, which consists of its 20 percent equity investment in PennEast, through which NJR and five other investors expect to construct a 118-mile FERC-regulated interstate natural gas pipeline system that will extend from northern Pennsylvania to western New Jersey, estimated to be completed and operational by November 2017.

•
NJR Midstream Holdings Corporation, through its subsidiary, NJNR Pipeline Company, also held the Company's 5.53 percent ownership interest in Iroquois Gas Transmission L.P. until September 29, 2015, when NJNR Pipeline Company exchanged its ownership interest in Iroquois to Dominion Midstream Partners, L.P. for approximately 1.84 million DM Common Units.

OTHER BUSINESS OPERATIONS

Home Services and Other

Home Services and Other operations consist primarily of the following unregulated affiliates:

•	NJRHS, which provides heating, ventilation and cooling service, sales and installation of appliances to approximately 117,000 service contract customers, as well as installation of solar equipment;

•	NJRPS, which provides plumbing repair and installation services;

•
CR&R, which holds commercial real estate. As of September 30, 2015, CR&R's real estate portfolio consisted of 35 acres of undeveloped land in Atlantic County with a net book value of $1.4 million and a 56,400-square-foot office building on five acres of land in Monmouth County with a net book value of $7.9 million. CR&R, has committed to sell approximately 19.1 acres of additional undeveloped land located in Atlantic County with a net book value of $756,000. Since it is probable that the sale will be completed within the next 12 months, as of September 30, 2015, the Company has classified the property as other current assets on the Consolidated Balance Sheets;

•
NJR Investment, which held certain energy-related investments, primarily through equity instruments of public companies. A request for dissolution was filed in August 2015 due to inactivity and all assets were moved to NJR in September 2015;

•	NJR Energy, which invests in energy-related ventures; and

•	NJR Service, which provides shared administrative and financial services to the Company and all its subsidiaries.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

ENVIRONMENT

The Company and its subsidiaries are subject to legislation and regulation by federal, state and local authorities with respect to environmental matters. The Company believes that it is in compliance in all material respects with all applicable environmental laws and regulations.

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential estimated liabilities related to the investigation and remedial action on these sites. Based on this review, NJNG estimated that the total future expenditures to remediate and monitor the five MGP sites for which it is responsible will range from approximately $150.9 million to $242.1 million.

NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where available information is sufficient to reasonably estimate the amount of the liability, it is NJNG's policy to accrue the full amount of such estimate. Where the information is sufficient only to establish a range of possible liability, NJNG accrues the most likely in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. As of September 30, 2015, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $180.4 million on the Consolidated Balance Sheets, which represents its most likely possible liability; however, actual costs may differ from these estimates. NJNG is currently recovering from customers approximately $8.5 million annually and will continue to seek recovery of these costs through its remediation rider.

In September 2014, NJNG submitted its SBC filing requesting approval of its MGP expenditures incurred through June 30, 2014, and to recover $8.5 million annually related to the RA. The petition was approved by the BPU on May 19, 2015, with rates effective June 1, 2015.

EMPLOYEE RELATIONS

As of September 30, 2015, the Company and its subsidiaries employed 991 employees compared with 968 employees as of September 30, 2014. Of the total number of employees, NJNG had 424 and 410 and NJRHS had 104 and 113 Union or “Represented” employees as of September 30, 2015 and 2014, respectively. NJNG and NJRHS have collective bargaining agreements with the Union, which is affiliated with the American Federation of Labor and Congress of Industrial Organizations, that expire in December 2018 and April 2019, respectively. The labor agreements cover wage increases and other benefits, including the defined benefit pension (which was closed to all employees hired on or after January 1, 2012, with the exception of certain rehires who are eligible to resume active participation), the postemployment benefit plan (which was closed to all employees hired on or after January 1, 2012) and the enhanced 401(k) retirement savings plan. The Company considers its relationship with employees, including those covered by collective bargaining agreements, to be in good standing.

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
•Wholesale Trading Code of Conduct;
•NJR Code of Conduct; and

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

•	Charters of the following Board of Directors Committees: Audit, Leadership Development and Compensation and Nominating/Corporate Governance.

In Part III of this Form 10-K, we incorporate certain information by reference from our Proxy Statement for our 2016 annual meeting of shareholders. We expect to file that Proxy Statement with the SEC on or about December 10, 2015, and we will make it available on our website as soon as reasonably possible following that filing date. Please refer to the Proxy Statement when it is available.

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

NJR is a holding company with no significant assets other than possible cash investments and the stock of its operating subsidiaries. We rely exclusively on dividends from our subsidiaries, on intercompany loans from our unregulated subsidiaries, and on the repayments of principal and interest from intercompany loans and reimbursement of expenses from our subsidiaries

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

for our cash flows. Our ability to pay dividends on our common stock and to pay principal and interest on our outstanding debt depends on the payment of dividends to us by our subsidiaries or the repayment of loans to us by our subsidiaries. The extent to which our subsidiaries do not pay dividends or repay funds to us may adversely affect our ability to pay dividends to holders of our common stock and principal and interest to holders of our debt.

Credit rating downgrades could increase financing costs, limit access to the financial markets and negatively affect NJR and its subsidiaries.

Rating agencies Moody's and S&P currently rate NJNG's debt as investment grade. If such ratings are downgraded below investment grade, borrowing costs could increase, as will the costs of maintaining certain contractual relationships and obtaining future financing. Even if ratings are downgraded without falling below investment grade, NJR and NJNG could face increased borrowing costs under their current credit facilities. Our ability to borrow and costs of borrowing have a direct impact on our subsidiaries' ability to execute their operating strategies, particularly in the case of NJNG, which relies heavily upon capital expenditures financed by its credit facility.

If we suffer a reduction in our credit and borrowing capacity or in our ability to issue parental guarantees, the business prospects of NJRES, NJRCEV and Midstream, which rely on our creditworthiness, would be adversely affected. NJRES could possibly be required to comply with various margin or other credit enhancement obligations under its trading and marketing contracts, and it may be unable to continue to trade or be able to do so only on less favorable terms with certain counterparties. NJRCEV could be required to seek alternative financing for its projects, and may be unable to obtain such financing, or able to do so only on less favorable terms. In addition, NJNR Pipeline may not be able to finance its capital obligations to PennEast.

Additionally, lower credit ratings could adversely affect relationships with NJNG's state regulators, who may be unwilling to allow NJNG to pass along increased costs to its natural gas customers.

Failure by NJR and/or NJNG to comply with debt covenants may impact our financial condition.

Our long-term debt obligations contain financial covenants related to debt-to-capital ratios and, in the case of NJNG, an interest coverage ratio. These debt obligations also contain provisions that put limitations on our ability to finance future operations or capital needs or to expand or pursue certain business activities. For example, certain of these agreements contain provisions that, among other things, put limitations on our ability to make loans or investments, make material changes to the nature of our businesses, merge, consolidate or engage in asset sales, grant liens or make negative pledges. Furthermore, the debt obligations contain covenants and other provisions requiring us to provide timely delivery of accurate financial statements prepared in accordance with GAAP. The failure to comply with any of these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of outstanding debt obligations and/or the inability to borrow under existing revolving credit facilities. We have relied, and continue to rely, upon short-term bank borrowings or commercial paper supported by our revolving credit facilities to finance the execution of a portion of our operating strategies. NJNG is dependent on these capital sources to purchase its natural gas supply and maintain its properties. The acceleration of our outstanding debt obligations and our inability to borrow under the existing revolving credit facilities would cause a material adverse change in NJR's and NJNG's financial condition.

The cost of providing pension and postemployment health care benefits to eligible former employees is subject to changes in pension fund values, interest rates and changing demographics and may have a material adverse effect on our financial results.

We have two defined benefit pension plans and two OPEB plans for the benefit of eligible full-time employees and qualified retirees, which were closed to all employees hired on or after January 1, 2012. The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of the pension and OPEB fund assets, changing discount rates and changing actuarial assumptions based upon demographics, including longer life expectancy of beneficiaries, an expected increase in the number of eligible former employees over the next five years, impacts from healthcare legislation and increases in health care costs.

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

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

in the asset values of these plans can result in funding obligations earlier than we had originally planned, which would have a negative impact on cash flows from operations, decrease our borrowing capacity and increase our interest expense.

Our economic hedging activities that are designed to protect against commodity and financial market risks, including the use of derivative contracts in the normal course of NJRES' business, may cause fluctuations in reported financial results and financial losses that negatively impact results of operations and our stock price.

We use derivatives, including futures, forwards, options, swaps and foreign exchange contracts to manage commodity, financial market and foreign currency risks. The timing of the recognition of gains or losses associated with our economic hedges in accordance with GAAP does not always coincide with the gains or losses on the items being hedged. The difference in accounting can result in volatility in reported results, even though the expected profit margin is essentially unchanged from the dates the transactions were consummated.

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

For a wind facility to be considered a qualified facility for purposes of the PTCs, the construction of the facility must have begun prior to January 1, 2015 and placed in service before January 1, 2017. A taxpayer may establish that construction has begun by starting “physical work of a significant nature.” Only physical work of a significant nature on tangible personal property used as an integral part of the activity performed by the facility is considered for purposes of determining when construction begins. Alternatively, a taxpayer may establish that construction has begun by paying or incurring five percent of eligible project costs (the “5 percent safe harbor”).

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

Inflation may cause increases in certain operating and capital costs. We continually review the adequacy of NJNG's base tariff rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those rates. The ability to control operating expenses is an important factor that will influence future results.

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

Future results at NJRES are subject to volatility in the natural gas market due to weather. Variations in weather may affect earnings and working capital needs throughout the year. During periods of milder temperatures, demand and volatility in the natural gas market may decrease, which can negatively impact NJRES' earnings and cash flows.

Changes in customer growth may affect earnings and cash flows.

NJNG's ability to increase its utility firm gross margin is dependent upon the new construction housing market, as well as the conversion of customers to natural gas from other fuel sources. During periods of extended economic downturns, prolonged weakness in housing markets or slowdowns in the conversion market, there could be an adverse impact on NJNG's utility firm gross margin, earnings and cash flows. Furthermore, while our estimate regarding customer growth is based in part upon information from third parties, the estimate has not been verified by any independent source and is subject to the aforementioned risks and uncertainties, which could cause actual results to materially deviate from the estimate.

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

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

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

The storage and transportation portfolios at NJRES consist of contracts to transport and store natural gas. The value of NJRES' portfolio could be negatively impacted if the value of these contracts change in a direction or manner that NJRES does not anticipate. In addition, upon expiration of these storage and transportation contracts, to the extent that they are renewed or replaced at less favorable terms, our results of operations and cash flows could be negatively impacted.

Investing through partnerships, joint ventures or in an MLP decreases our ability to manage risk.

We have utilized joint ventures through partnerships for certain midstream investments, including Steckman Ridge and PennEast, and we own a minority interest in DM, a MLP, through our investment in DM Common Units. Although we currently have no specific plans to do so, we may acquire interests in other joint ventures or partnerships in the future. In these joint ventures or partnerships, we may not have the right or power to direct the management and policies of the joint ventures or partnerships, and other participants or investors may take action contrary to our instructions or requests and against our policies and objectives. In addition, the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with those of NJR and our subsidiaries. Our financial condition, results of operations or cash flows could be harmed if a joint venture participant acts contrary to our interests.

Additionally, our investment in DM has risks that are unique to investments in MLPs. Holders of MLP common units have limited control and voting rights on matters affecting the MLP, and investments in MLPs may have limited liquidity. Additionally, if DM is treated as a corporation for federal income tax purposes as a result of a change in current law or a change in DM's business, such treatment would result in a reduction in the after-tax return to us and may cause a reduction in the value of our investment in DM Common Units.

We may be unable to obtain governmental approvals, property rights and/or financing for the construction, development and operation of our proposed energy investments and projects in a timely manner or at all.

Construction, development and operation of energy investments, such as natural gas storage facilities, NJNG infrastructure improvements such as SRL and NJ RISE, pipeline transportation systems such as PennEast, solar energy projects and onshore wind projects, are subject to federal and state regulatory oversight and require certain property rights, such as easements and rights-of-way from public and private property owners, as well as regulatory approvals, including environmental and other permits and licenses for such facilities and systems. We or our joint venture partnerships may be unable to obtain, in a cost-efficient or timely manner, all such needed property rights, permits and licenses to successfully construct and develop our energy facilities and systems. Successful financing of our energy investments requires participation by willing financial institutions and lenders, as well as acquisition of capital at favorable interest rates. If we do not obtain the necessary regulatory approvals, property rights and financing, our equity investments could be impaired. Such impairment could have a materially adverse effect on our financial condition, results of operations or cash flows.

Our investments in distributed power projects are subject to substantial risks.

Commercial and residential solar energy projects and onshore wind projects, such as those in which we invest are dependent upon current regulatory and tax incentives and there is uncertainty about the extent to which such incentives will be available in the future. The potential return on investment of these solar projects is based substantially on our eligibility for ITCs and the future market for SRECs that are traded in a competitive marketplace in the State of New Jersey. As a result, these projects face the risk that the current regulatory regimes and tax laws may expire or be adversely modified during the life of the projects. Furthermore, a sustained decrease in the value of SRECs would negatively impact the return on investment of solar projects. Legislative changes or declines in the price of SRECs could also lead to an impairment of solar project assets.

In addition, there are risks associated with our ability to develop and manage such projects profitably, including logistical risks and potential delays related to construction, permitting, regulatory approvals (including any approvals by the BPU required pursuant to recently enacted solar energy legislation in the State of New Jersey) and electric grid interconnection, as well as the

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

operational risk that the projects in service will not perform according to expectations due to equipment failure, suboptimal weather conditions or other factors beyond our control. All of the aforementioned risks could reduce the availability of viable solar energy projects for development. Furthermore, at the development or acquisition stage, our ability to predict actual performance results may be hindered and the projects may not perform as predicted.

Risks related to the regulation of NJNG could affect the rates it is able to charge, its costs and its profitability.

NJNG is subject to regulation by federal, state and local authorities. These authorities regulate many aspects of NJNG's distribution operations, including construction and maintenance of facilities, operations, safety, tariff rates that NJNG can charge customers, rates of return, the authorized cost of capital, recovery of pipeline replacement, environmental remediation costs and relationships with its affiliates. NJNG's ability to obtain rate increases, including base rate increases, extend its BGSS incentive and CIP programs and maintain its currently authorized rates of return may be impacted by events, including regulatory or legislative actions and the currently pending base rate case filed on November 13, 2015. There can be no assurance that NJNG will be able to obtain rate increases and continue its BGSS incentive, CIP and SAVEGREEN programs or continue the opportunity to earn its currently authorized rates of return.

Significant regulatory assets recorded by NJNG could be disallowed for recovery from customers in the future.

NJNG records regulatory assets on its financial statements to reflect the ratemaking and regulatory decision-making authority of the BPU as allowed by current GAAP. The creation of a regulatory asset allows for the deferral of costs which, absent a mechanism to recover such costs from customers in rates approved by the BPU, would be charged to expense on its income statement in the period incurred. Primary regulatory assets that are subject to BPU approval include the recovery of BGSS and USF costs, remediation costs associated with its MGP sites, CIP, NJCEP, economic stimulus plans, deferred storm costs, certain deferred income tax and pension and other postemployment benefit plans. If there were to be a change in regulatory positions surrounding the collection of these deferred costs there could be a material impact on NJNG's financial position, results of operations and cash flows.

We may be adversely impacted by natural disasters, pandemic illness, terrorist activities and other extreme events to which we may not be able to promptly respond.

Local or national natural disasters, pandemic illness, terrorist activities and other extreme events are a threat to our assets and operations. Companies in our industry that are located in our service territory may face a heightened risk due to exposure to acts of terrorism that could target or impact our natural gas distribution, transmission and storage facilities and disrupt our operations and ability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas that could affect our operations. Natural disasters or actual or threatened terrorist activities may also disrupt capital markets and our ability to raise capital, or impact our suppliers or our customers directly. A local disaster or pandemic illness could result in part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. In addition, these risks could result in loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to the Company. Our regulators may not allow us to recover from our customers part or all of the increased cost related to the foregoing events, which could negatively affect our earnings.

We maintain emergency planning and training programs to readily respond to events that could cause business interruption. However, a slow or inadequate response to events may have an adverse impact on operations and earnings. We may unable to obtain sufficient insurance to cover all risks associated with local and national disasters, pandemic illness, terrorist activities and other events, which could increase the risk that an event adversely affects our operations or financial results.

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

We rely on information technology to manage our natural gas distribution and other corporate operations, maintain customer, employee, Company and vendor data, prepare our financial statements and perform other critical business processes. This technology may fail due to cyber-attack, physical disruption, design and implementation defects or human error. Disruption or

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

failure of business operations and information technology systems could harm our facilities or otherwise adversely impact our ability to safely deliver natural gas to our customers, serve our customers effectively or manage our assets. Additionally, an attack on or failure of information technology systems could result in the unauthorized release of customer, employee or other confidential or sensitive data. Any of the foregoing events could adversely affect our business reputation, diminish customer confidence, disrupt operations, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability.

There is no guarantee that redundancies we built into our networks and technology, or the procedures we implemented to protect against cyber-attack and other unauthorized access to secured data, are adequate to safeguard against all failures of technology or security breaches.

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

We are subject to substantial regulation from federal, state and local regulatory authorities. We are required to comply with numerous laws and regulations and to obtain numerous authorizations, permits, approvals and certificates from governmental agencies. These agencies regulate various aspects of our business, including customer rates, services, construction and natural gas pipeline operations.

The FERC has regulatory authority over some of our operations, including sales of natural gas in the wholesale market and the purchase and sale of interstate pipeline and storage capacity. Any Congressional legislation or agency regulation that would alter these or other similar statutory and regulatory structures in a way to significantly raise costs that could not be recovered in rates from customers, that would reduce the availability of supply or capacity or that would reduce our competitiveness could negatively impact our earnings. In addition, changes in and compliance with laws such as the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 could increase federal regulatory oversight and administrative costs that may not be recovered in rates from customers, which could have an adverse impact on our earnings.

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

Our certificate of incorporation and bylaws, as well as New Jersey law, contain provisions that could delay, defer or prevent an unsolicited change in control of NJR, which may negatively affect the market price of our common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then current market price. These provisions may also prevent changes in management. In addition, our Board of Directors is authorized to issue preferred stock without stockholder approval on such terms as our Board of Directors may determine. Our common stockholders will be subject to, and may be negatively affected by, the rights of any preferred stock that may be issued in the future. In addition, we are subject to the New Jersey Shareholders' Protection Act, which could delay or prevent a change of control of NJR.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

We are involved in legal or administrative proceedings before various courts and governmental bodies that could adversely affect our results of operations, cash flows and financial condition.

We are involved in legal or administrative proceedings before various courts and governmental bodies with respect to general claims, rates, taxes, environmental issues, gas cost prudence reviews and other matters. Adverse decisions regarding these matters, to the extent they require us to make payments in excess of amounts provided for in our financial statements or covered by insurance, could adversely affect our results of operations, cash flows and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Natural Gas Distribution Segment (All properties are located in New Jersey)

NJNG owns approximately 7,080 miles of distribution main, 7,275 miles of service main, 226 miles of transmission main and approximately 534,000 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

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

Substantially all of NJNG's properties, not expressly excepted or duly released, are subject to the lien of the Mortgage Indenture, dated as of September 1, 2014, as security for NJNG's mortgage bonds, which totaled $582.8 million as of September 30, 2015. In addition, under the terms of the Indenture, NJNG could have issued up to $830.7 million of additional first mortgage bonds as of September 30, 2015.

Energy Services Segment

As of September 30, 2015, NJRES leases office space in Wall Township, New Jersey, as well as Houston, Texas and Charlotte, North Carolina for its business activities.

New Jersey Resources Corporation
Part I

ITEM 2. PROPERTIES (Continued)

Clean Energy Ventures Segment

NJRCEV has various solar contracts, including lease agreements and easements, allowing the installation, operation and maintenance of solar equipment and access to the various properties, including commercial and residential rooftops. In addition to the lease agreements and easements, NJRCEV owns 79.5 acres of land in Vineland, New Jersey for its Vineland solar project. NJRCEV owns solar panels with a total of 117.7 MW of capacity.

NJRCEV is also party to various land lease agreements and easements, which allow for the installation, operation and maintenance of wind turbines, associated electric collection facilities, substations, operation and maintenance buildings and access to the various properties. The Two Dot wind project in Two Dot, Montana is a 9.7 MW onshore wind project, which was completed in June 2014. The Carroll Area wind project located in Carroll County, Iowa is a 20 MW project, which was completed in January 2015. The Alexander wind project located in Rush County, Kansas is a 48.3 MW project currently under construction and expected to be completed in the first quarter of fiscal 2016. In addition to the lease agreement and easements, NJRCEV owns 1.8 acres and 7.14 acres of land for its Carroll and Alexander wind projects, respectively. NJRCEV also owns a building on .16 acres in Rush County, Kansas that is used for operation and maintenance purposes related to the Alexander wind project.

NJRCEV leases office space in Wall Township, New Jersey.

Midstream Segment

As of September 30, 2015, Steckman Ridge owned and/or leased storage rights on approximately 6,300 acres of land in Bedford County, Pennsylvania, with a FERC-regulated natural gas storage facility with up to 12 Bcf of working gas capacity. Equipment on the property includes a compressor station, gathering pipelines and pipeline interconnections.

All Other Business Operations

As of September 30, 2015, CR&R's real estate portfolio consisted of 35 acres of undeveloped land in Atlantic County with a net book value of $1.4 million and a 56,400-square-foot office building on five acres of land in Monmouth County with a net book value of $7.9 million. CR&R also owns 19.1 acres of undeveloped land located in Atlantic County with a net book value of $756,000, which the Company has committed to sell and was reclassified as held for sale as of September 30, 2015.

NJRHS leases service centers in Dover, Morris County and Wall, Monmouth County, New Jersey.

Capital Expenditure Program

See Item 7. Management Discussion and Analysis for a discussion of anticipated fiscal 2016 and 2017 capital expenditures as applicable to NJR's business segments and business operations.

ITEM 3. LEGAL PROCEEDINGS

Manufactured Gas Plant Remediation

NJNG is responsible for the remedial cleanup of five MGP sites, dating back to gas operations in the late 1800s and early 1900s, which contain contaminated residues from former gas manufacturing operations. NJNG is currently involved in administrative proceedings with the NJDEP, and participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted, under Administrative Consent Orders or Memoranda of Agreement with the NJDEP.

NJNG may recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In July 2014, the BPU approved a July 2013 filing that requested approval of NJNG's MGP expenditures incurred through June 2013, as well as a recovery of $18.7 million annually, with rates effective December 1, 2013. In September 2014, NJNG requested approval of its MGP expenditures incurred through June 2014 with recovery of $8.5 million annually related to the SBC RA factor. The petition was approved by the BPU on May 19, 2015, with rates effective June 1, 2015. As of September 30, 2015, $18.9 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets.

New Jersey Resources Corporation
Part I

ITEM 3. LEGAL PROCEEDINGS (Continued)

NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $150.9 million to $242.1 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, as of September 30, 2015, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $180.4 million on the Consolidated Balance Sheets, based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The Company's Executive Officers and their age, position and business experience during the past five years are set forth below.

Name	Age	Officer since	Office held during last five years
Laurence M. Downes	58	1986	Chairman of the Board (September 1996 - present) President and Chief Executive Officer (July 1995 - present)
Kathleen T. Ellis	62	2004	Executive Vice President and Chief Operating Officer, NJNG (February 2008 - present) Senior Vice President, Corporate Affairs (December 2004 - present)
Glenn C. Lockwood	54	1990	Executive Vice President (January 2011 - present) Chief Financial Officer (September 1995 - present) Senior Vice President (January 1996 - December 2010)
Mariellen Dugan	49	2005	Senior Vice President and General Counsel (February 2008 - present)
Stephen Westhoven	47	2004	Senior Vice President, NJRES (May 2010 - present) Vice President of Energy Trading, NJRES (January 2004 - May 2010)
Stanley M. Kosierowski	63	2008	President, NJRCEV and NJRHS (May 2010 - present) Vice President, Strategy and Operations (July 2009 - May 2010) Vice President, NJRCEV (September 2008 - April 2010)
Amanda Mullan	49	2015
Vice President and Chief Human Resources Officer (April 2015 - present)
Senior Vice President of HR, N. America, Willis Group Holdings (April 2012 - April 2015)
Senior Vice President of HR, Dun & Bradstreet (July 2009 - April 2012)

New Jersey Resources Corporation
Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

NJR's Common Stock is traded on the New York Stock Exchange under the ticker symbol NJR. As of September 30, 2015, NJR had 43,911 holders of record of its common stock.

NJR's common stock high and low sales prices and dividends paid per share were as follows:

	2015		2014		Dividends Paid
	High	Low	High	Low	2015	2014
Fiscal Quarter
First	$32.15	$24.65	$23.48	$21.27	$0.225	$0.210
Second	$33.73	$28.73	$25.24	$21.88	$0.225	$0.210
Third	$32.05	$26.77	$28.84	$23.85	$0.225	$0.210
Fourth	$30.07	$26.89	$28.90	$24.32	$0.225	$0.210

On January 20, 2015, NJR’s Board of Directors approved a 2-for-1 stock split of the Company’s common stock for the Company’s common stock holders of record on February 6, 2015. The additional shares were issued on March 3, 2015. All share-related information for prior periods has been adjusted throughout this report on a retroactive basis to reflect the effects of the stock split. As well, common stock and premium on common stock amounts have been adjusted as of the earliest period presented on the Consolidated Balance Sheets.

In 1996, the Board of Directors authorized the Company to implement a share repurchase program, which has been expanded seven times since the inception of the program. The Share Repurchase Plan allows the Company to purchase its outstanding shares on the open market or in negotiated transactions, based on market and other conditions. The Company is not required to purchase any specific number of shares and may discontinue or suspend the program at any time. The Share Repurchase Plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless it is earlier terminated by action of our Board of Directors or additional shares are authorized for repurchase.

The following table sets forth NJR's repurchase activity for the quarter ended September 30, 2015:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
07/01/15 - 07/31/15	—	$—	—	2,662,653
08/01/15 - 08/31/15	—	$—	—	2,662,653
09/01/15 - 09/30/15	—	$—	—	2,662,653
Total	—	$—	—	2,662,653

New Jersey Resources Corporation
Part II

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL STATISTICS

(Thousands, except per share data)
Fiscal Years Ended September 30,	2015	2014	2013	2012	2011
SELECTED FINANCIAL DATA
Operating revenues	$2,733,987	$3,738,145	$3,198,068	$2,248,923	$3,009,209
Gas purchases	$2,085,645	$3,139,525	$2,712,223	$1,841,408	$2,550,571
Net income	$180,960	$141,970	$114,809	$92,879	$101,299
Total assets	$3,339,038	$3,158,804	$3,004,783	$2,770,005	$2,649,444
Common stock equity	$1,106,956	$966,166	$887,384	$813,865	$776,257
Long-term debt (1)	$843,595	$598,209	$512,886	$525,169	$426,797

COMMON STOCK DATA
Earnings per share-basic	$2.12	$1.69	$1.38	$1.12	$1.23
Earnings per share-diluted	$2.10	$1.67	$1.37	$1.12	$1.22
Dividends declared per share	$0.915	$0.855	$0.810	$0.770	$0.720

NON-GAAP RECONCILIATION
Net income	$180,960	$141,970	$114,809	$92,879	$101,299
Add:
Consolidated unrealized (gain) loss on derivative instruments	(38,681)	28,534	(9,418)	35,790	36,875
Effects of economic hedging related to natural gas inventory	(8,225)	26,639	7,635	(4,891)	(28,604)
Tax adjustments	17,449	(20,286)	655	(11,361)	(3,037)
Net financial earnings (2)	$151,503	$176,857	$113,681	$112,417	$106,533

Net financial earnings per share-basic (2)	$1.78	$2.10	$1.36	$1.35	$1.29
Net financial earnings per share-diluted (2)	$1.76	$2.08	$1.36	$1.35	$1.28

(1)	Includes long-term capital leases of $35.7 million, $40.4 million, $43 million, $46.1 million and $47 million, respectively.

(2)
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

New Jersey Resources Corporation
Part II

ITEM 6. SELECTED FINANCIAL DATA (Continued)

NJNG OPERATING STATISTICS

Fiscal Years Ended September 30,	2015	2014	2013	2012	2011
Operating revenues ($ in thousands)
Residential	$466,464	$469,831	$467,269	$363,780	$579,038
Commercial, industrial and other	106,505	110,740	99,736	85,870	113,429
Firm transportation	77,974	86,131	73,745	60,599	57,126
Total residential and commercial	650,943	666,702	640,750	510,249	749,593
Interruptible	10,049	9,384	9,066	9,124	9,643
Total system	660,992	676,086	649,816	519,373	759,236
BGSS incentive programs	120,978	143,329	138,171	108,340	212,488
Total operating revenues	$781,970	$819,415	$787,987	$627,713	$971,724
Throughput (Bcf)
Residential	45.9	43.1	38.3	32.9	42.3
Commercial, industrial and other	9.6	8.2	7.5	6.5	8.3
Firm transportation	16.0	17.7	15.2	11.2	12.2
Total residential and commercial	71.5	69.0	61.0	50.6	62.8
Interruptible	47.1	10.5	10.9	10.3	8.3
Total system	118.6	79.5	71.9	60.9	71.1
BGSS incentive programs	222.4	180.8	141.5	99.6	107
Total throughput	341.0	260.3	213.4	160.5	178.1
Customers at year-end
Residential	437,979	422,742	408,399	423,871	428,694
Commercial, industrial and other	25,541	24,684	24,302	24,985	25,666
Firm transportation	48,673	56,777	64,651	51,213	40,522
Total residential and commercial	512,193	504,203	497,352	500,069	494,882
Interruptible	35	37	41	42	42
BGSS incentive programs	24	34	38	32	40
Total customers at year-end	512,252	504,274	497,431	500,143	494,964
Interest coverage ratio (1)	9.57	10.24	10.82	10.85	10.73
Average therm use per customer
Residential	1,049	1,020	937	775	986
Commercial, industrial and other	9,799	4,466	3,773	3,675	4,350
Degree days	5,015	5,080	4,664	3,698	4,686
Weather as a percent of normal (2)	108.3%	109.6%	99.9%	77.9%	99.3%
Number of employees	649	626	611	611	590

(1)	NJNG's income from operations divided by interest expense.

(2)	Normal heating degree days are based on a twenty-year average, calculated based upon three reference areas representative of NJNG's service territory.

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

Critical Accounting Policies

We prepare our financial statements in accordance with GAAP. Application of these accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies during the reporting period. We regularly evaluate our estimates, including those related to the calculation of the fair value of derivative instruments, regulatory assets, income taxes, pension and postemployment benefits other than pensions, asset retirement obligations and contingencies related to environmental matters and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In the normal course of business, estimated amounts are subsequently adjusted to actual results that may differ from estimates.

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

As recovery of regulatory assets is subject to BPU approval, if there are any changes in future regulatory positions that indicate recovery of all or a portion of a regulatory asset is not probable, the related cost would be charged to income in the period of such determination. On November 13, 2015, NJNG filed a base rate petition with the BPU to increase its base tariff rates in the amount of $147.6 million.

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

The fair value of derivative instruments is determined by reference to quoted market prices of listed exchange-traded contracts, published price quotations, pipeline tariff information and/or a combination of those items. NJRES' portfolio is valued using the most current and reasonable market information. If the price underlying a physical commodity transaction does not represent a visible and liquid market, NJRES may utilize additional published pipeline tariff information and/or other services to determine an equivalent market price. As of September 30, 2015, fair value of its derivative assets and liabilities reported on the Consolidated Balance Sheets that is based on such pricing is immaterial.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Should there be a significant change in the underlying market prices or pricing assumptions, NJRES may experience a significant impact on its financial position, results of operations and cash flows. Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risks for sensitivity analysis related to the impact to derivative fair values resulting from changes in commodity prices. The valuation methods NJR uses to determine fair values remained consistent for fiscal 2015, 2014 and 2013. NJR applies a discount to its derivative assets to factor in an adjustment associated with the credit risk of its physical natural gas counterparties and to its derivative liabilities to factor in an adjustment associated with its own credit risk. NJR determines this amount by using historical default probabilities corresponding to the appropriate S&P issuer ratings. Since the majority of NJR's counterparties are rated investment grade, this results in an immaterial credit risk adjustment.

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

We have not designated any derivatives as fair value hedges as of September 30, 2015 and 2014.

Income Taxes and Credits

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We use the asset and liability method to determine and record deferred tax assets, representing future tax benefits, and deferred tax liabilities, representing future taxes payable, resulting from the differences between the financial reporting amount and the corresponding tax basis of the assets and liabilities using the enacted rates expected to be in effect at the time the differences are settled. An offsetting valuation allowance is recorded when it is more likely than not some or all of the deferred income tax assets won't be realized. NJR had net deferred tax liabilities of $436.5 million and $382 million and a valuation allowance of $176,000 and $212,000 related to certain deferred state tax assets as of September 30, 2015 and 2014, respectively. Any significant changes to the estimates and judgments with respect to the interpretations, timing or deductibility could result in a material change on earnings and cash flows.

For state income tax and other taxes, estimates and judgments are required with respect to the apportionment among the various jurisdictions. In addition, we operate within multiple tax jurisdictions and are subject to audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We maintain a liability for the estimate of potential income tax exposure and, in our opinion, adequate provisions for income taxes have been made for all years reported. Any significant changes to the estimates and judgments with respect to the apportionment factor could result in a material change on earnings and cash flows.

Accounting guidance requires that we establish reserves for uncertain tax positions when it is more likely than not that the positions will not be sustained when challenged by taxing authorities. We have no reason to believe that we have any future obligations associated with unrecognized tax benefits, therefore, as of September 30, 2015 and 2014, we have not recorded any liabilities related to uncertain tax positions. Any significant changes to the estimates and judgments with respect to the interpretations, timing or deductibility could result in a material change on earnings and cash flows.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Environmental Costs

At the end of each fiscal year, NJNG, with the assistance of an independent consulting firm, updates the environmental review of its MGP sites, including its potential liability for investigation and remedial action. From this review, NJNG estimates expenditures necessary to remediate and monitor these MGP sites. As of September 30, 2015, NJNG estimated these expenditures will range from approximately $150.9 million to $242.1 million. NJNG's estimate of these liabilities is developed from then currently available facts, existing technology and current laws and regulations.

In accordance with accounting standards for contingencies, NJNG's policy is to record a liability when it is probable that the cost will be incurred and can be reasonably estimated. NJNG will determine a range of liabilities and will record the most likely amount. If no point within the range is more likely than any other, NJNG will accrue the lower end of the range. Since we believe that recovery of these expenditures, as well as related litigation costs, is possible through the regulatory process, we have recorded a regulatory asset corresponding to the related accrued liability. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $180.4 million on the Consolidated Balance Sheets, which is based on the most likely amount.

The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay, as well as the potential impact of any litigation and any insurance recoveries. As of September 30, 2015 and 2014, $18.9 million and $30.9 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received, are included in regulatory assets on the Consolidated Balance Sheets, respectively.

If there are changes in the regulatory position surrounding these costs, or should actual expenditures vary significantly from estimates in that these costs are disallowed for recovery by the BPU, such costs would be charged to income in the period of such determination.

Postemployment Employee Benefits

NJR's costs of providing postemployment employee benefits are dependent upon numerous factors, including actual plan experience and assumptions of future experience. Postemployment employee benefit costs are impacted by actual employee demographics including age, compensation levels and employment periods, the level of contributions made to the plans, changes in long-term interest rates and the return on plan assets. Changes made to the provisions of the plans or healthcare legislation may also impact current and future postemployment employee benefit costs. Postemployment employee benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, mortality tables, health care cost trends and discount rates used in determining the PBO. In determining the PBO and cost amounts, assumptions can change from period to period and could result in material changes to net postemployment employee benefit periodic costs and the related liability recognized by NJR.

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

The following is a summary of a sensitivity analysis for each actuarial assumption:

Pension Plans
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(34,644)	$(3,438)
Discount rate	(1.00)%	$43,944	$4,103
Rate of return on plan assets	1.00%	n/a	$(1,954)
Rate of return on plan assets	(1.00)%	n/a	$1,954

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Other Postemployment Benefits
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(21,616)	$(1,997)
Discount rate	(1.00)%	$28,230	$2,458
Rate of return on plan assets	1.00%	n/a	$(554)
Rate of return on plan assets	(1.00)%	n/a	$557

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Health care cost trend rate	1.00%	$26,025	$3,683
Health care cost trend rate	(1.00)%	$(20,427)	$(2,933)

Asset Retirement Obligations

The Company recognizes AROs related to the costs associated with cutting and capping NJNG's main and service gas distribution pipelines, which is required by New Jersey law when taking such gas distribution pipeline out of service. The Company also recognizes AROs associated with NJRCEV's solar and wind assets when there are decommissioning provisions in lease agreements that require removal of the asset.

AROs are initially recognized when the legal obligation to retire an asset has been incurred and a reasonable estimate of fair value can be made. The discounted fair value is recognized as an ARO liability with a corresponding amount capitalized as part of the carrying cost of the underlying asset. The obligation is subsequently accreted to the future value of the expected retirement cost and the corresponding asset retirement cost is depreciated over the life of the related asset. Accretion expense associated with NJRCEV's ARO is recognized as a component of operations and maintenance expense on NJR's Consolidated Statements of Operations. Accretion amounts associated with NJNG's ARO are not reflected as an expense, but rather are deferred as a regulatory asset and netted against NJNG's regulatory liabilities, for presentation purposes, on the Consolidated Balance Sheets.

Estimating future removal costs requires management to make significant judgments because most of the removal obligations span long time frames and removal may be conditioned upon future events. Asset removal technologies are also constantly changing, which makes it difficult to estimate removal costs. Accordingly, inherent in the estimate of the Company's AROs are various assumptions including the ultimate settlement date, expected cash outflows, inflation rates, credit-adjusted risk-free rates and consideration of potential outcomes where settlement of the ARO can be conditioned upon events. In the latter case the Company develops possible retirement scenarios and assigns probabilities based on management’s reasonable judgment and knowledge of industry practice. Accordingly, the ARO is subject to change. Revisions to the Company's estimates during fiscal 2015 resulted in a decrease to NJNG's ARO of approximately $14.8 million, due primarily to changes in expected settlement dates, as well as to the related inflation and discount rates used to measure the obligation over varying time periods.

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies in the accompanying Consolidated Financial Statements for discussion of recently issued accounting standards.

Management's Overview

Consolidated

NJR is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in the U.S. and Canada, through its subsidiaries NJNG and NJRES. In addition, NJR invests in distributed power projects, midstream assets and provides various repair, sales and installations services. A more detailed description of NJR's organizational structure can be found in Item 1. Business.

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
Energy Services (NJRES)
Unregulated Wholesale Energy Services
Optimization of Natural Gas Transportation
Optimization of Natural Gas Storage
Producer Services
Asset Management
Midstream (NJR Midstream)
Equity Investments
Natural Gas Transportation
Natural Gas Storage

In addition to the four business segments, NJR has non-utility operations that either provide corporate support services or do not meet management's criteria to be treated as a separate business segment. These operations, which comprise Home Services and Other, include: appliance repair services, sales and installations at NJRHS, energy-related ventures at NJR Energy and commercial real estate holdings at CR&R.

A summary of the company's consolidated results in net income and assets by business segment and operations for the fiscal years ended September 30, is as follows:

($ in thousands)	2015		2014		2013
	Net Income	Assets	Net Income	Assets	Net Income	Assets
Natural Gas Distribution	$76,287	$2,331,060	$74,204	$2,143,684	$73,846	$2,094,940
Energy Services	72,044	269,718	44,394	457,080	20,725	468,096
Clean Energy Ventures	20,101	526,475	12,654	380,707	10,060	253,663
Midstream	9,780	182,184	7,498	153,891	7,199	153,536
Home Services and Other	3,420	94,206	2,798	82,413	3,292	85,293
Intercompany (1)	(672)	(64,605)	422	(58,971)	(313)	(50,745)
Total	$180,960	$3,339,038	$141,970	$3,158,804	$114,809	$3,004,783

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

The primary drivers of the changes noted above, which are described in more detail in the individual segment discussions, are as follows:

The increase in net income during fiscal 2015, compared with fiscal 2014, was primarily driven by:

•
increases at NJRES due primarily to higher gross margin due to an increase in volumes purchased and sold, an increase related to changes in the value of financial hedges, as well as a decrease in O&M expense, partially offset by a decrease in average gas prices and an increase in income taxes;

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

•
increases at NJRCEV due to increases in operating revenue due primarily to higher SREC market prices and sales volumes and increases in sales of energy and capacity, as well as an increase in ITCs due to an increase in solar capital expenditures placed into service and PTCs due to increased wind production, partially offset by increased costs related to depreciation and O&M;

•
increases at NJNG due primarily to increased utility firm gross margin resulting primarily from customer growth and an increase in other income, partially offset by increases in depreciation and O&M expenses; and

•	increases at our Midstream segment in equity in earnings due primarily to increases in storage service revenue and demand for hub services at Steckman Ridge.

The increase in net income during fiscal 2014, compared with fiscal 2013, was primarily driven by:

•	increases at NJRES due primarily to higher gross margin driven by increased demand caused by the extreme cold weather;

•
increases at NJRCEV due to the receipt of a credit support payment related to a change in ownership at the site of one of NJRCEV's commercial solar projects along with ITCs associated with solar projects.

The increase in assets during fiscal 2015 compared with fiscal 2014, was due primarily to additional solar and wind expenditures at Clean Energy Ventures and utility plant expenditures at our Natural Gas Distribution segment, offset by decreases in gas in storage and accounts receivable at Energy Services due primarily to lower commodity prices. The increase in assets during fiscal 2014 and 2013, included additional utility plant expenditures at our Natural Gas Distribution segment and solar and wind expenditures at Clean Energy Ventures.

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating the operating results of the Company. NJRES economically hedges its natural gas inventory with financial derivative instruments. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of the economic hedges with the physical sale of gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments.

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure. The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

(Thousands)	2015	2014	2013
Net income	$180,960	$141,970	$114,809
Add:
Consolidated unrealized (gain) loss on derivative instruments	(38,681)	28,534	(9,418)
Effects of economic hedging related to natural gas inventory	(8,225)	26,639	7,635
Tax adjustments	17,449	(20,286)	655
NFE	$151,503	$176,857	$113,681

Basic earnings per share	$2.12	$1.69	$1.38
Basic NFE per share	$1.78	$2.10	$1.36

NFE by business segment and other operations for the fiscal years ended September 30, discussed in more detail within the operating results sections of each segment, is summarized as follows:

(Thousands)	2015		2014		2013
Natural Gas Distribution	$76,287	51%	$74,204	42%	$73,846	65%
Energy Services	42,122	28	79,735	45	19,311	17
Clean Energy Ventures	20,101	13	12,654	7	10,060	9
Midstream	9,780	6	7,498	4	7,199	6
Home Services and Other	3,420	2	2,798	2	3,292	3
Eliminations (1)	(207)	—	(32)	—	(27)	—
Total	$151,503	100%	$176,857	100%	$113,681	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The decrease in NFE during fiscal 2015, compared with fiscal 2014, was driven primarily by a decrease at NJRES due primarily to a decrease in financial margin. Fiscal 2014 experienced extreme cold weather patterns across the U.S., especially in the Midwest, which created market volatility that did not recur to the same degree in fiscal 2015. The decrease was partially offset by increases at NJRCEV, NJNG and our Midstream segment as previously discussed.

The increase in NFE during fiscal 2014, compared with fiscal 2013, was primarily driven by increases at NJRES due primarily to the extreme cold weather.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey to approximately 512,300 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, such as those associated with adverse economic conditions, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts, which can impact customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

NJNG's operations are managed with the goal of providing safe and reliable service, growing its customer base, diversifying its gross margin, promoting clean energy programs and mitigating the risks discussed above, through several key initiatives including:

•
earning a reasonable rate of return on the investments in its natural gas distribution and transmission businesses, as well as timely recovery of all prudently incurred costs in order to provide safe and reliable service throughout NJNG's territory:

-    NJNG filed a base rate case petition with the BPU on November 13, 2015 requesting an increase in base tariff rates in the amount of $147.6 million;

•	continuing to invest in the safety and integrity of its infrastructure;

•	managing its customer growth rate, which NJNG expects will be approximately 1.6 percent annually over the next two years;

•	maintaining a collaborative relationship with the BPU on regulatory initiatives, including:

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

AIP and SAFE

NJNG has implemented BPU-approved infrastructure projects that are designed to enhance the reliability of NJNG's gas distribution system, including AIP and SAFE. As of September 30, 2015, NJNG has received regulatory approval to recover approximately $15.3 million annually through its base tariff rates related to AIP.

NJNG has also implemented its SAFE program whereby NJNG has approval to invest up to $130 million, exclusive of AFUDC, to replace portions of its gas distribution infrastructure, consisting of unprotected steel and cast iron, over a four-year period. The SAFE program was authorized by the BPU to earn an overall weighted average cost of capital of 6.9 percent, with a return on equity of 9.75 percent. NJNG has included its SAFE infrastructure investments for recovery in its base rate case petition filed on November 13, 2015.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NGV Advantage

On June 18, 2012, the BPU approved a pilot program for NJNG to invest up to $10 million to build NGV refueling stations. As of September 30, 2015, NJNG has opened two NGV stations to the public and development of an additional NGV station continues in Middletown Township. In addition, the BPU approved a deferred accounting methodology related to the NGV investment costs consistent with NJNG's SAFE Program. The NGV program was authorized by the BPU to earn an overall weighted average cost of capital of 7.1 percent, including a return on equity of 10.3 percent. A portion of the proceeds from the utilization of the compressed natural gas equipment, along with any available federal and state incentives, will be credited back to ratepayers to help offset the cost of this investment. NJNG has included its NGV investments for recovery in its base rate case petition filed with the BPU on November 13, 2015. Refer to Note 3. Regulation in the accompanying Consolidated Financial Statements, for a discussion of SAFE deferred accounting methodology.

NJ RISE

On July 23, 2014, the BPU approved a Stipulation of Settlement related to the recovery of NJNG's NJ RISE capital infrastructure program, which consists of six capital investment projects estimated to cost $102.5 million, excluding AFUDC, for gas distribution storm hardening and mitigation projects, along with associated depreciation expense. These system enhancements are intended to minimize service impacts during extreme weather events to customers that live in the most storm prone areas of NJNG's service territory. The submission was made in response to a March 2013 BPU order, initiating a proceeding to investigate prudent, cost efficient and effective opportunities to protect New Jersey's utility infrastructure from future major storm events. In the filing, NJNG proposed the recovery of its capital costs associated with NJ RISE through an annual adjustment to its base rate. On May 29, 2015, NJNG filed a petition with the BPU requesting approval to recover costs through July 31, 2015. On October 15, 2015, the BPU approved a base rate increase resulting in a .07 percent increase to the average residential heat customer's bill, effective November 1, 2015. Investments through July 31, 2015, will earn a weighted average cost of capital of 6.74 percent, including a return on equity of 9.75 percent. Estimated capital expenditures through December 31, 2016, have been included for recovery in NJNG’s base rate case petition filed with the BPU on November 13, 2015.

Liquefaction/LNG

NJNG is in the construction phase of its Liquefaction project, which when completed will allow NJNG to convert natural gas into LNG to fill NJNG's existing LNG storage tanks. NJNG's base rate case petition filed with the BPU on November 13, 2015, includes capital cost recovery. NJNG estimates that the total costs for this project along with other plant upgrades will be $35.7 million.

Southern Reliability Link

The SRL is an approximate 30-mile, 30-inch transmission main designed to support improved system integrity and reliability in the southern portion of NJNG's service territory, estimated to cost between $175 million and $180 million. On April 2, 2015, NJNG filed two petitions with the BPU to construct, operate and finalize the route for its Southern Reliability Link project. On June 5, 2015, NJNG filed two petitions with the BPU to amend the previously proposed route. The capital investment cost associated with the SRL has been included for recovery in NJNG’s base rate case petition, filed with the BPU on November 13, 2015.

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

During fiscal 2015, NJNG added 7,858 new customers, which represents a new customer growth rate of approximately 1.6 percent. During that same time period, NJNG converted 636 existing customers to natural gas heat and other services. This customer growth represents an estimated increase of approximately $4.5 million annually to utility gross margin assuming normal weather and usage. In addition, NJNG currently expects to add approximately 16,000 to 18,000 new customers during the two-year period of fiscal 2016 and 2017. Based on information from municipalities and developers, as well as external industry analysts and

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

management's experience, NJNG estimates that approximately 51 percent of the growth will come from new construction markets and another 49 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG's base rates by approximately $4.4 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Operating Results section that follows for a definition and further discussion of utility gross margin.

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

Since inception, the BPU has approved total SAVEGREEN investments of approximately $219.3 million, of which, $117.5 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $20 million. On July 31, 2015, NJNG submitted its 2015 SAVEGREEN rate recovery filing to maintain its existing SAVEGREEN recovery rate. The recovery includes a weighted average cost of capital that ranges from 6.69 percent, with a return on equity of 9.75 percent, to 7.76 percent, with a return on equity of 10.3 percent.

Conservation Incentive Program

The CIP facilitates normalizing NJNG's utility gross margin for variances not only due to weather but also for other factors affecting customer usage, such as conservation and energy efficiency. Recovery of utility gross margin for the non-weather variance through the CIP is limited to the amount of certain gas supply cost savings achieved and is subject to an annual earnings test. An annual review of the CIP must be filed by June 1, coincident with NJNG's annual BGSS filing, during which NJNG can request rate changes to the CIP. In May 2014, the BPU approved the continuation of the CIP program with no expiration date; however, it is subject to review in the 2017 tariff rate filing. On April 15, 2015, the BPU approved on a final basis a reduction to NJNG's CIP rates effective October 1, 2014, which resulted in a 4.3 percent reduction to the average residential heat customer's bill. On June 1, 2015, NJNG filed a petition with the BPU to increase its CIP rates resulting in a 0.08 percent increase to the average residential heat customer's bill to be effective October 1, 2015. The BPU provisionally approved this rate on September 11, 2015.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

(Thousands)	2015	2014	2013
Weather (1)	$(9,268)	$(10,396)	$4,463
Usage	3,132	6,580	11,284
Total	$(6,136)	$(3,816)	$15,747

(1)	Compared with the CIP 20-year average, weather was 8.3 percent and 9.6 percent colder-than-normal during fiscal 2015 and fiscal 2014, respectively and .1 percent warmer-than-normal during 2013.

As of September 30, 2015 and 2014, NJNG has $5.2 million and $5.8 million, respectively, in regulatory liabilities on the Consolidated Balance Sheets related to CIP to be returned to customers in future periods.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Natural gas commodity prices may experience high volatility as shown in the graph below, which illustrates the daily natural gas prices(1) in the Northeast market region, also known as Tetco M-3:
(1) Data source from Platts, a division of McGraw Hill Financial.

The maximum daily price was $21.09, $81.30 and $11.59 and the minimum daily price was $0.77, $1.61 and $3.11 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BGSS

Recovery of natural gas costs

NJNG's cost of natural gas is passed through to our customers, without markup, by applying NJNG's authorized BGSS tariff rate to actual therms delivered. There is no utility gross margin associated with BGSS costs; therefore, changes in such costs do not impact NJNG's earnings. NJNG monitors its actual gas costs in comparison to its tariff rates to manage its cash flows associated with its allowed recovery of natural gas costs, which is facilitated through BPU-approved deferred accounting and the BGSS pricing mechanism. Accordingly, NJNG occasionally adjusts its periodic BGSS tariff rates or can issue credits or refunds, as appropriate, for its residential and small commercial customers when the commodity cost varies from the existing BGSS tariff rate. BGSS tariff rates for its large commercial customers are adjusted monthly based on NYMEX prices.

NJNG reduced its BGSS tariff rate in fiscal 2014, resulting in a 6 percent decrease to the average residential heat customer's bill effective December 1, 2013. In June 2014, NJNG filed its fiscal 2015 BGSS/CIP filing with no change to the current BGSS tariff rate. On October 1, 2014, NJNG implemented a decrease to its BGSS rate for residential sales and general service small sales customers resulting in a 5 percent decrease to the average residential heat customer's bill, which was approved by the BPU in April 2015. On June 1, 2015, NJNG filed a petition with the BPU to continue its existing BGSS rate for residential and small commercial customers, which was provisionally approved by the BPU on September 11, 2015. NJNG’s petition included a notification to provide estimated bill credits to NJNG's residential and small commercial customers during the months of November 2015 through February 2016, as a result of the decline in the wholesale price of natural gas. On October 27, 2015, NJNG notified the BPU that the estimated annual bill credits will be approximately $76 million and will result in an approximate 17 percent decrease to the average residential heat customer's bill. Refer to Note 3. Regulation in the accompanying Consolidated Financial Statements, for a discussion of BGSS rate actions.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs, and through October 31, 2015, the FRM program. These programs are designed to encourage better utilization and hedging of its natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Should performance of the existing incentives or market conditions warrant, NJNG is permitted to propose a process to re-evaluate and discuss alternative incentive programs annually. On March 27, 2015, NJNG filed a letter petition with the BPU requesting the continuation of its existing BGSS Incentive Programs. On October 15, 2015, the BPU issued an order approving the continuation of the BGSS Incentive Programs with modification to the storage incentive program and termination of the FRM Program, effective November 1, 2015.

Utility gross margin from incentive programs was $17.7 million, $16 million and $8.8 million during the fiscal years ended September 30, 2015, 2014 and 2013, respectively. A more detailed discussion of the impacts to utility gross margin can be found in the Natural Gas Distribution Operating Results section that follows.

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

Due to the capital-intensive nature of NJNG's operations and the seasonal nature of its working capital requirements, significant changes in interest rates can impact NJNG's results. In an April 2014 BPU Order, NJNG received regulatory approval to enter into interest rate risk management transactions related to long-term debt securities. On June 1, 2015, NJNG entered into a treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with the forecasted $125 million debt issuance expected in May 2018. This forecasted debt issuance coincides with the maturity of NJNG's existing $125 million, 5.6 percent notes on May 15, 2018. The change in fair value of NJNG's treasury lock agreement is recorded as a component of regulatory assets or liabilities on the Consolidated Balance Sheets since the Company believes that the market value upon settlement will be recovered in future rates. Upon settlement, any gain or loss will be amortized in earnings over the life of the future debt issuance.

A more detailed discussion of NJNG's debt can be found in the Liquidity and Capital Resources and Cash Flow sections of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Environmental Remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $180.4 million as of September 30, 2015, a increase of $3.4 million, compared with the prior fiscal year. NJNG is currently authorized to recover remediation costs of approximately $8.5 million annually, which is based on expenditures incurred through June 30, 2014.

Interest Rate Risk

Due to the capital-intensive nature of NJNG's operations and the seasonal nature of its working capital requirements, significant changes in interest rates can impact NJNG's results. A more detailed discussion can be found in the Liquidity and Capital Resources and Cash Flow sections of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 3. Regulation in the accompanying Consolidated Financial Statements.

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

NJNG's operating results for the fiscal years ended September 30, are as follows:

(Thousands)	2015	2014	2013
Utility gross margin
Operating revenues	$781,970	$819,415	$787,987
Less:
Gas purchases (1)	355,779	402,552	414,594
Energy and other taxes (2)	42,929	47,440	48,037
Regulatory rider expense (3)	75,779	72,164	48,417
Total utility gross margin	307,483	297,259	276,939
Operation and maintenance	129,774	124,717	113,174
Depreciation and amortization	43,085	40,540	37,999
Other taxes not reflected in utility gross margin	4,577	4,573	4,373
Operating income	130,047	127,429	121,393
Other income, net	4,318	2,832	2,847
Interest expense, net of capitalized interest	18,534	16,683	14,995
Income tax provision	39,544	39,374	35,399
Net income	$76,287	$74,204	$73,846

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating revenues decreased 4.6 percent during fiscal 2015 and increased 4 percent during fiscal 2014. Gas purchases decreased 11.6 percent during fiscal 2015 and decreased 2.9 percent during fiscal 2014. A description of the factors contributing to the increases (decreases) in operating revenues and gas purchases during fiscal 2015 and 2014, are as follows:

	2015 v. 2014		2014 v. 2013
(Millions)	Operating revenue	Gas purchases	Operating revenue	Gas purchases
Average BGSS rates (1)	$(50.5)	$(47.2)	$(47.4)	$(44.4)
Firm sales	36.2	24.5	65.5	33.1
Off-system sales	(20.3)	(20.0)	7.7	7.0
CIP adjustments	(2.3)	—	(19.6)	—
SAVEGREEN rates	—	—	14.2	—
AIP	—	—	6.5	—
Other	(0.5)	(4.1)	4.5	(7.7)
Total (decrease) increase	$(37.4)	$(46.8)	$31.4	$(12.0)

(1)	Operating revenue includes changes in sales tax of $3.3 million and $3 million during fiscal 2015 and 2014, respectively.

Other includes changes in rider rates, including those related to NJCEP and other programs and Superstorm Sandy.

Fiscal 2015 compared with fiscal 2014

The decreases in operating revenues and gas purchases during fiscal 2015 were due primarily to:

•	lower BGSS rates due to the BPU approved October 2014 decrease of 5 percent, to the average residential heat customer's bill;

•	lower off-system sales due primarily to a 51.9 percent decrease in the average price of gas sold, partially offset by a 76.8 percent increase in volumes;

•	a decrease in CIP adjustments of $2.3 million related primarily to usage; partially offset by

•	increased firm sales due to the transfer of customers from transportation as well as customer growth.

Fiscal 2014 compared with fiscal 2013

The increase in operating revenue during fiscal 2014 was due primarily to:

•	increased firm sales due to an increase in usage related primarily to weather being 8.9 percent colder, based on degree days, during fiscal 2014 than fiscal 2013;

•	higher off-system sales, due primarily to a 36.8 percent increase in the average price of gas sold, offset by a 23.2 percent reduction in volumes; partially offset by

•	a decrease in CIP adjustments of $14.9 million related to the colder weather and $4.7 million related to usage; and

•	lower BGSS rates during fiscal 2014, which was also the cause of the decrease in gas purchases during fiscal 2014.

The following provides more information on the components of Utility Gross Margin and associated throughput (Bcf) of natural gas delivered to customers:

	2015			2014		2013
($ in thousands)	Margin	Bcf		Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$182,407	45.9		$173,879	43.1	$167,530	38.3
Commercial, industrial and other	47,162	9.6		43,357	8.2	42,282	7.5
Firm transportation	55,614	16.0		60,811	17.7	55,169	15.2
Total utility firm gross margin/throughput	285,183	71.5		278,047	69.0	264,981	61.0
BGSS incentive programs	17,707	222.4		15,957	180.8	8,777	141.5
Interruptible/off-tariff agreements	4,593	47.1	(1)	3,255	10.5	3,181	10.9
Total utility gross margin/throughput	$307,483	341.0		$297,259	260.3	$276,939	213.4

(1)	As of December 2014, margin includes a BPU approved off-tariff agreement with TAQA Gen-X, LLC.

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

A description of the factors contributing to the increases in utility firm gross margin during fiscal 2015 and 2014, are as follows:

(Thousands)	2015 v. 2014	2014 v. 2013
Customer growth	$5,911	$5,080
AIP	—	6,103
SAVEGREEN	1,225	1,883
Total increase	$7,136	$13,066

The increase in utility firm gross margin during fiscal 2015 was due primarily to increases in revenue related to customer growth, which includes residual customers impacted by Superstorm Sandy that are still returning. The increase in utility firm gross margin during fiscal 2014, was due primarily to increases in revenue related to infrastructure investments along with customer growth. The transfer of customers between sales and transportation service has no impact on NJNG's total utility firm gross margin since distribution tariff rates are the same for these customer classes.

NJNG's total customers as of September 30, include the following:

	2015	2014	2013 (1)
Firm customers
Residential	437,979	422,742	408,399
Commercial, industrial & other	25,541	24,684	24,302
Residential transport	38,424	46,282	54,253
Commercial transport	10,249	10,495	10,398
Total firm customers	512,193	504,203	497,352
Other	59	71	79
Total customers	512,252	504,274	497,431

(1)	Excludes customers whose service was impacted by the effects of Superstorm Sandy.

NJNG added 7,858, 7,599 and 7,456 new customers and converted 636, 627 and 619 existing customers to natural gas heat and other services during the fiscal years ended September 30, 2015, 2014 and 2013, respectively. The customer growth during fiscal 2015 represents an estimated annual increase of approximately 1 Bcf in sales to firm customers, which, assuming normal weather and usage, would contribute approximately $4.5 million annually to utility gross margin.

BGSS Incentive Programs

A description of the factors contributing to the increases (decreases) in utility gross margin generated by NJNG's BGSS incentive programs during fiscal 2015 and 2014, are as follows:

(Thousands)	2015 v. 2014	2014 v. 2013
Capacity release	$3,484	$1,681
Storage	(1,066)	4,602
Off-system sales	(336)	637
FRM	(332)	260
Total increase	$1,750	$7,180

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Fiscal 2015 compared with fiscal 2014

The increase in utility gross margin generated by NJNG's BGSS incentive programs was due primarily to an increase in capacity release value, partially offset by a decrease in the storage incentive program as well as a decrease in off-system sales due primarily to a decrease in the average price of gas sold, offset by an increase in volumes.

Fiscal 2014 compared with fiscal 2013

Lower natural gas prices, as well as timing of storage injections, increased the storage incentive program margin. NJNG's capacity release margins also increased due primarily to an increase in the amount of volumes released and the value of capacity as a result of increased market area volatility.

Operation and Maintenance Expense

A summary and description of the factors contributing to the increases (decreases) in O&M expense during fiscal 2015 and 2014, are as follows:

(Thousands)	2015 v. 2014	2014 v. 2013
Shared corporate costs	$3,754	$6
Maintenance and repairs	1,317	1,783
Consulting	(662)	2,718
Compensation and benefits	320	6,698
Other	328	338
Total increase	$5,057	$11,543

Fiscal 2015 compared with fiscal 2014

The increase in O&M expense during fiscal 2015 was due primarily to:

•	increased shared corporate costs;

•	increased maintenance and repair costs due primarily to increased contractor expense and increased software maintenance costs; and

•
increased compensation as a result of additional complement and overtime, partially offset by decreased incentives as well as decreased pension costs related to a voluntary early retirement program in fiscal 2014 that did not recur in fiscal 2015; partially offset by

•	a decrease in consulting expenses due to reduced tax, customer service and technical consulting.

Fiscal 2014 compared with fiscal 2013

The increase in O&M expense during fiscal 2014 was due primarily to:

•
increased compensation and benefits as a result of higher labor costs related to additional overtime and incentives along with additional expenses related to a voluntary early retirement program, partially offset by lower pension benefit costs due to an increase in the discount rate used to calculate costs;

•	an increase in consulting expenses due to additional tax, customer service and technical consulting; and

•
an increase in maintenance and repairs, including additional repairs and snow removal, related to the extreme cold weather that occurred during the second fiscal quarter and increased software maintenance contracts.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Income

Operating income increased $2.6 million, or 2 percent, in fiscal 2015, compared with fiscal 2014, due primarily to the increase in total utility gross margin of $10.2 million, as previously discussed, partially offset by an increase of $2.5 million in depreciation expense as a result of additional utility plant being placed into service along with the increase in O&M expense as previously discussed.

Operating income increased $6 million, or 5 percent, in fiscal 2014, compared with fiscal 2013, due primarily to the increase in total utility gross margin of $20.3 million, as previously discussed, partially offset by a $2.5 million increase in depreciation expense as a result of additional utility plant being placed into service and an increase in O&M expense, as previously discussed.

Net Income

Net income increased $2.1 million to $76.3 million in fiscal 2015, compared with fiscal 2014, due primarily to the increase in operating income as discussed above and an increase in other income, net, due primarily to AFUDC related to infrastructure projects. The increases were partially offset by higher interest expense associated with increased long-term debt outstanding and income tax provision due primarily to an increase in the apportioned state tax rate, partially offset by the tax benefits related to AFUDC and cost of retiring assets.

Net income increased $358,000 to $74.2 million in fiscal 2014, compared with fiscal 2013, due primarily to the factors discussed above, partially offset by an increase in the income tax provision due to a higher effective tax rate as a result of a lower cost of retiring assets placed in service before 1981, an increase in interest expense associated with new long-term debt issued in March 2014 and April 2013.

Energy Services Segment

Overview

NJRES is an unregulated wholesale provider of physical natural gas, producer and asset management services to a diverse customer base across North America. The market areas in which it operates includes the U.S. and Canada.

NJRES focuses on creating value from its physical natural gas assets and services, which are typically amassed through contractual rights to natural gas storage and transportation capacity within the regions that encompass its market area. Through the use of its capacity contracts, NJRES is able to take advantage of pricing differences between geographic locations, commonly referred to as “locational” or “basis” spreads, in addition to pricing differences over specific periods of time commonly referred to as “time spreads.” To monetize these differences, NJRES may enter into contracts that call for the future delivery and/or sale of physical natural gas and simultaneously enter into financial derivative contracts to establish an initial financial margin for each of its forecasted physical commodity transactions. Financial instruments are utilized to economically hedge natural gas inventory that will be sold at a future date, all of which were contemplated as part of an entire forecasted transaction. The financial derivative contracts, primarily exchange-traded futures, options, and swap contracts, are used to lock in transactional cash flows and help manage volatility in commodity market prices. Typically, periods of increased market volatility provide NJRES with additional opportunistic revenue generating strategies that allow the Company to capture margin by improving the respective time or locational spreads on a forward basis.

Predominantly all of NJRES' physical purchases and sales of natural gas result in the physical delivery of natural gas. NJRES accounts for its physical commodity contracts and its financial derivative instruments at fair value on the Consolidated Balance Sheets. Changes in the fair value of physical commodity contracts and financial derivative instruments are included in earnings as a component of operating revenue and/or gas purchases, and gas purchases respectively, on the Consolidated Statements of Operations. Volatility in reported net income at NJRES can occur over periods of time due to changes in the fair value of derivatives, as well as timing differences related to certain transactions. Unrealized gains and losses can fluctuate as a result of changes in the price of natural gas from the original hedge price compared with the market price of natural gas at each reporting date. Volatility in earnings also occurs as a result of timing differences between the settlement of financial derivatives and the sale of the corresponding physical natural gas that was economically hedged. When a financial instrument settles and the natural gas is placed in inventory, the realized gains and losses associated with the financial instrument are recognized in earnings. However, the gains and losses associated with the economically hedged natural gas are not recognized in earnings until the natural gas inventory is sold, at which time NJRES realizes the entire margin on the transaction.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

NJRES' financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2015	2014	2013
Operating revenues	$1,934,307	$2,930,817	$2,356,578
Gas purchases (including demand charges (1))	1,795,719	2,814,300	2,307,072
Gross margin	138,588	116,517	49,506
Operation and maintenance	25,403	42,607	14,390
Depreciation and amortization	90	59	44
Other taxes	1,237	1,496	1,298
Operating income	111,858	72,355	33,774
Other income	438	222	1
Interest expense, net	1,209	1,725	2,534
Income tax provision	39,043	26,458	10,516
Net income	$72,044	$44,394	$20,725
(1) Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which typically vary from less than one year to 10 years.

As of September 30, NJRES' portfolio of financial derivative instruments was composed of:

(in Bcf)	2015	2014	2013
Net short futures contracts	91.1	62.1	64.2
Net long options	1.2	1.2	1.5

Operating Revenues and Gas Purchases

During fiscal 2015, operating revenues decreased $996.5 million and gas purchases decreased $1 billion, due primarily to a decrease in average gas prices, partially offset by an increase of $68.7 million in unrealized gains and losses on derivative instruments and related transactions as a result of timing differences in the settlement of certain economic hedges along with an increase in volumes purchased and sold.

During fiscal 2014, operating revenues increased $574.2 million and gas purchases increased $507.2 million due primarily to the sustained extreme cold weather across the U.S., especially in the Midwest, which contributed to an increase in natural gas demand and market volatility resulting in opportunities for NJRES to capture increased sales volume and higher pricing through optimization of NJRES' transportation and storage assets across North America.

Gross Margin

Gross margin during fiscal 2015 was higher by approximately $22.1 million, compared with fiscal 2014, due primarily to an increase in volumes purchased and sold and an increase of $103.5 million related to changes in the value of financial hedges during fiscal 2015, compared with fiscal 2014, partially offset by a decrease in average gas prices.

Gross margin during fiscal 2014 was higher by approximately $67 million, compared with fiscal 2013, due primarily to the increased prices and volumes as described above, partially offset by a decrease of $58.1 million related to changes in the value of financial hedges during fiscal 2014, compared with fiscal 2013.

Operation and Maintenance Expense

O&M expense decreased $17.2 million, or 40.4 percent, during fiscal 2015, compared with fiscal 2014, due primarily to decreases in incentive compensation and shared services costs, which normalized from the unusual increases that occurred during fiscal 2014. O&M expense increased $28.2 million, or 196 percent, during fiscal 2014, compared with fiscal 2013, due primarily to increases in incentive compensation costs and shared services costs.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net Income

Net income increased $27.7 million during fiscal 2015, compared with fiscal 2014, due primarily to the increase in gross margin and the decrease in O&M expense discussed above, partially offset by increased income tax expense related to the increase in gross margin. Net income increased $23.7 million, during fiscal 2014, compared with fiscal 2013, due primarily to the increase in gross margin, partially offset by the increase in O&M expense discussed above as well as increased income tax expense.

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

Financial Margin

The following table is a computation of NJRES' financial margin for the fiscal years ended September 30:

(Thousands)	2015	2014	2013
Operating revenues	$1,934,307	$2,930,817	$2,356,578
Less: Gas purchases	1,795,719	2,814,300	2,307,072
Add:
Unrealized (gain) loss on derivative instruments and related transactions (1)	(39,408)	29,251	(9,872)
Effects of economic hedging related to natural gas inventory	(8,225)	26,639	7,635
Financial margin	$90,955	$172,407	$47,269

(1)
Includes unrealized (gains) losses related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $465,000, $(454,000) and $287,000 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

A reconciliation of operating income, the closest GAAP financial measurement to NJRES' financial margin, is as follows for the fiscal years ended September 30:

(Thousands)	2015	2014	2013
Operating income	$111,858	$72,355	$33,774
Add:
Operation and maintenance	25,403	42,607	14,390
Depreciation and amortization	90	59	44
Other taxes	1,237	1,496	1,298
Subtotal - Gross margin	138,588	116,517	49,506
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(39,408)	29,251	(9,872)
Effects of economic hedging related to natural gas inventory	(8,225)	26,639	7,635
Financial margin	$90,955	$172,407	$47,269

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Financial margin decreased $81.5 million during fiscal 2015, compared with fiscal 2014, due primarily to greater market volatility during fiscal 2014 resulting from the extreme cold weather patterns experienced across the U.S., especially in the Midwest, which did not recur to the same extent during fiscal 2015 resulting in lower average natural gas prices, partially offset by higher sales volumes.

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

Net Financial Earnings

A reconciliation of NJRES' net income (loss), the most directly comparable GAAP financial measurement to NFE, is as follows for the fiscal years ended September 30:

(Thousands)	2015	2014	2013
Net income	$72,044	$44,394	$20,725
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(39,408)	29,251	(9,872)
Effects of economic hedging related to natural gas inventory	(8,225)	26,639	7,635
Tax adjustments	17,711	(20,549)	823
Net financial earnings	$42,122	$79,735	$19,311

NFE decreased $37.6 million during fiscal 2015, compared with fiscal 2014, due primarily to a decrease in financial margin of $81.5 million, partially offset by lower O&M and taxes related to the decrease in financial margin, as previously discussed.

NFE increased $60.4 million during fiscal 2014, compared with fiscal 2013, due primarily to an increase in financial margin of $125.1 million, offset by higher O&M and taxes related to the increase in operating income, as previously discussed.

Future results are subject to NJRES' ability to expand its wholesale sales and service activities and are contingent upon many other factors, including an adequate number of appropriate and credit qualified counterparties, volatility in the natural gas market due to weather or other factors, availability of transportation and storage arbitrage opportunities, sufficient liquidity in the overall energy trading market, supply and demand for natural gas and continued access to liquidity in the capital markets. Assuming a return to more normal weather patterns, the Company expects NJRES to generate a smaller portion of NJR's NFE in the future than in fiscal 2015 and 2014.

Clean Energy Ventures Segment

Overview

Our Clean Energy Ventures segment actively pursues opportunities in the clean energy markets, including solar and onshore wind. Clean Energy Ventures has entered into various agreements to install solar net-metered systems for residential and commercial customers, as well as large commercial grid-connected projects. In addition, Clean Energy Ventures has entered into various long-term PPAs and financial hedges to sell energy from wind and solar projects.

Solar projects placed in service and related ITC eligible expenditures for the fiscal years ended September 30, are as follows:

($ in Thousands)	2015			2014			2013
Placed in service	Projects	MW	Costs(1)	Projects	MW	Costs(1)	Projects	MW	Costs(1)
Grid-connected	4	26.1	$66,424	3	16.7	$42,459	1	6.7	$19,407
Net-metered:
Commercial	1	0.4	1,382	1	0.3	995	3	4.8	13,693
Residential	829	7.8	24,973	1,049	10.4	32,002	959	8.6	28,693
Total placed in service	834	34.3	$92,779	1,053	27.4	$75,456	963	20.1	$61,793

(1)	Represents the portion of capital expenditures eligible for ITCs.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Since its inception, Clean Energy Ventures has placed a total of 117.7 MW of solar capacity into service and as of September 30, 2015, has .04 MW under construction. The Company estimates total solar-related capital expenditures for projects to be placed in service during fiscal 2016 to be between $80 million and $100 million. As part of its solar investment portfolio, NJRCEV operates a residential solar program, The Sunlight Advantage®, that provides qualifying homeowners the opportunity to have a solar system installed at their home with no installation or maintenance expenses. NJRCEV owns, operates and maintains the system over the life of the contract in exchange for monthly lease payments.

Once a solar installation commences operations and is properly registered, each MWh of electricity produced creates an SREC that represents the renewable energy attribute of the solar-electricity generated that can be sold to third parties, including certain load-serving entities that are required to comply with the solar carve out of New Jersey's renewable portfolio standard. In addition, under current federal tax guidelines, projects that are placed in service through December 31, 2016, qualify for a 30 percent federal ITC.

SREC activity for the fiscal years ended September 30, is as follows:

	2015	2014	2013
Inventory balance as of October 1,	29,970	11,351	28,358
SRECs generated	126,133	81,668	57,231
SRECs sold	(122,900)	(63,049)	(74,238)
Inventory balance as of September 30,	33,203	29,970	11,351

NJRCEV hedges a portion of its expected SREC production through the use of forward sales contracts. As of September 30, 2015, NJRCEV has hedged approximately 99 percent and 97 percent of its SREC inventory and projected SREC production related to its in-service commercial and residential assets for energy years 2016 and 2017, respectively. Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

Onshore Wind

Clean Energy Ventures invests in small to mid-size onshore wind projects that fit its investment profile, including the following as of September 30, 2015:

•	a $20.3 million, 9.7 MW project in Two Dot, Montana that was completed in June 2014;

•	a $42.1 million, 20 MW project in Carroll County, Iowa that was completed in January 2015; and

•	an $85 million, 48.3 MW project in Rush County, Kansas that is currently under construction and expected to be completed in the first quarter of fiscal 2016.

Both of the completed wind projects are eligible for PTCs for a 10-year period following commencement of operation and have power purchase agreements of various terms in place, which govern the sale of energy, capacity and renewable energy credits. NJRCEV expects the Rush County, Kansas project to also qualify for PTCs.

During fiscal 2014 and most of fiscal 2015, NJRCEV held a minority equity interest in OwnEnergy, an onshore wind developer, which provided NJRCEV with the option to acquire wind farms that fit its investment profile. During the fourth quarter of fiscal 2015, OwnEnergy was acquired by a power producer and NJRCEV realized a $3 million pre-tax gain in exchange for its ownership interest, which is included in other income, net on the Consolidated Statements of Operations.

Clean Energy Ventures' investments are subject to a variety of factors, such as timing of construction schedules, permitting and regulatory processes, delays related to electric grid interconnection, which can affect our ability to commence operations on a timely basis or, at all, economic trends, the ability to access capital or allocation of capital to other investments or business opportunities and other unforeseen events. Solar projects not placed in service, as originally planned prior to the end of a reporting period, may result in a failure to qualify for ITCs and along with changes in SREC prices could have a significant adverse impact on that period's earnings. Wind projects for which physical work of a significant nature has not yet begun, or have not qualified for the “safe harbor,” which is currently available for projects completed by December 31, 2016, could fail to qualify for PTCs, and could have a significant adverse impact on 10 years of forward earnings. In addition, since the primary contributors toward the value of qualifying power projects are tax incentives and SRECs, changes in the federal statutes related to the ITC or PTC or in the marketplace and/or relevant legislation surrounding renewable energy credits, could also significantly affect earnings.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

NJRCEV's financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2015	2014	2013
Operating revenues	$32,513	$14,575	$11,988
Operation and maintenance	15,248	10,668	8,831
Depreciation and amortization	17,297	11,295	8,477
Other taxes	726	285	153
Operating (loss)	(758)	(7,673)	(5,473)
Other income, net	1,526	3,690	1,209
Interest expense, net	7,635	5,300	3,387
Income tax (benefit)	(26,968)	(21,937)	(17,711)
Net income	$20,101	$12,654	$10,060

Operating Revenues

Operating revenues for the fiscal years ended September 30, consisted of the following:
The average SREC sales price was $183 in fiscal 2015, $152 in fiscal 2014 and $128 in fiscal 2013.

There are no direct production costs associated with the revenue generation by our solar assets. All related costs are included as a component of O&M expenses on the Consolidated Statements of Operations, including such expenses as facility maintenance and various fees.

Operation and Maintenance Expense

O&M expense increased $4.6 million during fiscal 2015, compared with fiscal 2014, due primarily to:

•	additional maintenance, leasing and administrative costs associated with wind and solar projects placed in service;

•	increased shared corporate costs; and

•	increases in compensation and incentives.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

O&M expense increased $1.8 million during fiscal 2014, compared with fiscal 2013, due primarily to:

•	increases in compensation and incentives;

•	increased software maintenance and administrative costs relating to solar project support for projects placed in service; and

•	additional lease, insurance and support costs for wind projects placed in service and under construction.

Depreciation Expense

Depreciation expense increased $6 million in fiscal 2015 and $2.8 million in fiscal 2014, as a result of increases in solar and wind capital additions.

Income Tax Benefit

Income tax benefit during fiscal 2015, 2014 and 2013, includes $27.8 million, $22.6 million and $18.5 million, respectively, of ITCs associated with solar projects that were completed and placed into service during the corresponding fiscal year. NJRCEV recognized $22.1 million related to tax credits, net of deferred taxes related to the 15 percent tax basis adjustments taken on the ITC eligible projects, during fiscal 2015, compared with $18 million, net of deferred taxes, recognized during fiscal 2014. Income tax benefit during fiscal 2015 and 2014 includes $2 million and $137,000, respectively, of PTCs associated with wind projects. There were no PTCs during fiscal 2013.

Net Income

Net income in fiscal 2015 increased $7.4 million, compared with fiscal 2014, due primarily to:

•	increases in operating revenue due primarily to an increase in SREC sales volume and market prices and increases in sales of energy and capacity from new and existing projects; and

•	an increase in ITCs due to an increase in solar capital expenditures placed into service;

•	an increase in PTCs due primarily to increased wind production as a result of more MW in service; partially offset by

•	increased costs related to depreciation and O&M as discussed above;

•	an increase in interest expense due to higher debt associated with its capital expenditures; and

•
a decrease in other income, net, which was due primarily to the receipt of a one-time credit support payment related to a change in ownership at the site of one of NJRCEV’s commercial solar projects in fiscal 2014, offset by the gain on the sale of its investment in OwnEnergy.

Net income during fiscal 2014 increased $2.6 million, compared with fiscal 2013, due primarily to:

•	an increase in ITCs due primarily to an increase in solar capital expenditures placed into service;

•
an increase in other income, net, due primarily to the receipt of a credit support payment related to a change in ownership at the site of one of NJRCEV's commercial solar projects, partially offset by the write-off of its investment in OwnEnergy; partially offset by

•	increased costs related to depreciation and O&M as discussed above; and

•	an increase in interest expense due to higher debt associated with its capital expenditures.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Midstream Segment

Overview

Our Midstream segment invests in natural gas assets, such as natural gas transportation and storage facilities. NJR believes that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide a growth opportunity for the Company. To that end, NJR has a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates and a 20 percent ownership interest in PennEast, a natural gas pipeline, which the Company estimates will be completed and operational by November 2017. As of September 30, 2015, NJR's net investments in Steckman Ridge and PennEast were $125.6 million and $6.4 million, respectively.

During fiscal 2015 and 2014, NJR Midstream Holdings Corporation, through its subsidiary, NJNR Pipeline Company, also held the Company's 5.53 percent ownership interest in Iroquois Gas Transmission L.P. On September 29, 2015, NJNR Pipeline Company exchanged its ownership interest in Iroquois to Dominion Midstream Partners, L.P. for approximately 1.84 million DM Common Units, with a market value totaling $46.1 million. The exchange generated a pre-tax gain of $24.6 million that is recognized as a component of deferred revenue and gains on the Consolidated Balance Sheets and will be recognized into income if and when the partnership units are sold in the future. See Note 2. Summary of Significant Accounting Policies - Available for Sale Securities in the accompanying Consolidated Financial Statements for a more detailed discussion.

Operating Results

The financial results of our Midstream segment for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2015	2014	2013
Equity in earnings of affiliates	$17,487	$14,078	$13,868
Operation and maintenance	$1,136	$860	$547
Interest expense, net	$(260)	$446	$897
Income tax provision	$6,849	$5,227	$4,993
Net income	$9,780	$7,498	$7,199

Equity in earnings of affiliates, which is driven primarily by storage revenues generated by Steckman Ridge and transportation revenues generated by Iroquois, is as follows for the fiscal years ended September 30:

(Thousands)	2015	2014	2013
Steckman Ridge	$12,330	$9,250	$8,671
Iroquois	5,164	4,828	5,197
PennEast	(7)	—	—
Total equity in earnings of affiliates	$17,487	$14,078	$13,868

Equity in earnings of affiliates increased $3.4 million during fiscal 2015, compared with fiscal 2014, and increased $210,000 during fiscal 2014, compared with fiscal 2013, due primarily to increases in storage service revenue and demand for hub services at Steckman Ridge.

O&M expense increased $276,000 during fiscal 2015, compared with fiscal 2014, due primarily to increased charitable donations. O&M expense increased $313,000 during fiscal 2014, compared with fiscal 2013, due primarily to increased shared services costs.

Interest expense, net decreased $706,000 during fiscal 2015, compared with fiscal 2014, and decreased $451,000 during fiscal 2014, compared with fiscal 2013, due primarily to proceeds generated by investments that are being used to reduce intercompany loans.

Net income in fiscal 2015 increased $2.3 million, compared with fiscal 2014, and increased $299,000 in fiscal 2014, compared with fiscal 2013, due primarily to the increase in equity in earnings of affiliates and the decrease in interest expense, net, partially offset by the increase in O&M expenses.

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

Operating Results

The consolidated financial results of Home Services and Other for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2015	2014	2013
Operating revenues	$48,703	$46,687	$47,954
Operation and maintenance	$39,601	$37,522	$37,443
Energy and other taxes	$3,815	$3,508	$3,508
Income tax provision	$1,551	$2,460	$2,550
Net income	$3,420	$2,798	$3,292

Operating revenue increased $2 million during fiscal 2015, compared with fiscal 2014, due primarily to increased contract revenue at NJRHS as a result of existing customers upgrading to the premier plan and expanded service contract product line, as well as increased solar installations, partially offset by a decrease in generator sales and installations. Operating revenue decreased $1.3 million during fiscal 2014, compared with fiscal 2013, due primarily to the increase in the demand for equipment installations following Superstorm Sandy, which generated higher revenue in fiscal 2013.

O&M expense increased $2.1 million during fiscal 2015, compared with fiscal 2014, due primarily to increased shared corporate costs as well as increased advertising and solar installations expenses at NJRHS, partially offset by decreased generator installation expense. O&M expense remained relatively flat during fiscal 2014, compared with fiscal 2013.

Energy and other taxes increased $307,000 during fiscal 2015, compared with fiscal 2014, due primarily to increased payroll taxes. Energy and other taxes remained relatively flat during fiscal 2014, compared with fiscal 2013.

Income taxes decreased $909,000 during fiscal 2015, compared with fiscal 2014, due primarily to a prior year reserve adjustment at NJR. Income taxes remained relatively flat during fiscal 2014, compared with fiscal 2013.

Net income during fiscal 2015, increased $622,000, compared with fiscal 2014, due primarily to the factors noted above, partially offset by an after tax gain of $186,000 during fiscal 2014 associated with the sale of 25.4 acres of undeveloped land at CR&R. Net income during fiscal 2014 decreased $494,000, compared with fiscal 2013, due primarily to decreased revenues, partially offset by the after tax gain of $186,000 during fiscal 2014, as discussed above.

Liquidity and Capital Resources

NJR's objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

NJR's consolidated capital structure at September 30, was as follows:

	2015	2014
Common stock equity	54%	51%
Long-term debt	42	31
Short-term debt	4	18
Total	100%	100%

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Common stock equity

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. NJR raised $16.7 million and $14.1 million of equity through the DRP by issuing approximately 461,000 and 292,000 shares of treasury stock during fiscal 2015 and 2014, respectively. During fiscal 2015, NJR also raised approximately $19.8 million of equity by issuing 344,000 new shares through the waiver discount feature of the DRP. NJR issued no new shares through the waiver discount feature during fiscal 2014.

On January 20, 2015, NJR’s Board of Directors approved a 2-for-1 stock split of the Company’s common stock for the Company’s common stock holders of record on February 6, 2015. The additional shares were issued on March 3, 2015. All share-related information for prior periods has been adjusted throughout this report on a retroactive basis to reflect the effects of the stock split. As well, common stock and premium on common stock amounts have been adjusted as of the earliest period presented on the Consolidated Balance Sheets.

In 1996, the Board of Directors authorized the Company to implement a share repurchase program, which was expanded seven times since the inception of the program. As of September 30, 2015, the Company repurchased a total of 16.8 million of those shares and may repurchase an additional 2.7 million shares under the approved program. There were 348,200 common stock shares repurchased during fiscal 2015 on a split-adjusted basis.

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

NJR believes that as of September 30, 2015, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

Short-Term Debt

NJR uses its short-term borrowings primarily to finance its share repurchases, NJRES' short-term liquidity needs and, on an initial basis, NJRCEV's investments and our Midstream segment's PennEast contributions. NJRES' use of high volume storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

NJNG satisfies its debt needs by issuing short- and long-term debt based on its financial profile. The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance natural gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, and for the temporary financing of construction and MGP remediation expenditures and energy tax payments, based on its financial profile, through the issuance of commercial paper supported by the NJNG Credit Facility or through short-term bank loans under the NJNG Credit Facility.

As of September 30, 2015, NJR and NJNG had revolving credit facilities totaling $425 million and $250 million, respectively, as described below, with $369.2 million and $222.3 million, respectively, available under the facilities. Due to the seasonal nature of natural gas prices and demand and because inventory levels are built up during their natural gas injection seasons (April through October), NJR and NJNG's short-term borrowings tend to peak towards the end of the injection season.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Short-term borrowings were as follows:

	Three Months Ended	Twelve Months Ended
($ in thousands)	September 30, 2015
NJR
Notes Payable to banks:
Balance at end of period	$39,350	$39,350
Weighted average interest rate at end of period	1.17%	1.17%
Average balance for the period	$7,836	$69,596
Weighted average interest rate for average balance	0.79%	0.74%
Month end maximum for the period	$39,350	$184,700
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$27,000	$27,000
Weighted average interest rate at end of period	0.20%	0.20%
Average balance for the period	$5,243	$91,734
Weighted average interest rate for average balance	0.07%	0.11%
Month end maximum for the period	$27,000	$190,000

NJR

In August 2012, NJR entered into a $325 million Amended and Restated Credit Agreement, expiring on August 22, 2017. Effective January 31, 2014, NJR utilized the accordion option available under the NJR Credit Facility to increase the amount of credit available from $325 million to $425 million, primarily to provide additional working capital to NJRES to meet any potential margin calls that may arise in NJRES' normal course of business. On September 28, 2015, NJR entered into a $425 million Amended and Restated Credit Agreement, which refinanced the earlier $425 million revolving credit facility that was scheduled to expire on August 22, 2017, but has now been terminated. The New NJR Credit Facility is scheduled to terminate on September 28, 2020, subject to two mutual options for a one-year extension beyond that date. Certain of NJR's unregulated subsidiaries have guaranteed to the lenders all of NJR's obligations under the New NJR Credit Facility.

The New NJR Credit Facility permits the borrowing of revolving loans and swingline loans, as well as the issuance of letters of credit. The New NJR Credit Facility also includes an accordion feature, which would allow NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the New NJR Credit Facility in minimum $5 million increments up to a maximum of $100 million. In addition, borrowings under the New NJR Credit Facility are conditioned upon compliance with a maximum leverage ratio (consolidated total indebtedness to consolidated total capitalization as defined in the New NJR Credit Facility) of not more than .65 to 1.00 at any time. As of September 30, 2015, the consolidated total indebtedness to total capitalization ratio, as defined in the New NJR Credit Facility, was 46 percent.

As of September 30, 2015, NJR had $39.4 million outstanding under the New NJR Credit Facility. Neither NJNG nor its assets are obligated or pledged to support the New NJR Credit Facility.

During fiscal 2015, NJR's average interest rate under the New NJR Credit Facility and the replaced credit facility was 0.74 percent, resulting in interest expense of $563,000. Based on average borrowings under the facilities of $69.6 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $536,000 during fiscal 2015.

As of September 30, 2015, NJR has six letters of credit outstanding totaling $16.5 million. One letter of credit for $12 million is on behalf of NJRES and five letters of credit are on behalf of NJRCEV totaling $4.5 million. These letters of credit reduce the amount available under NJR's committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

NJRES' letter of credit is used for margin requirements for natural gas transactions and expires on December 31, 2015. NJRCEV's letters of credit are used to secure construction of ground-mounted solar projects and to secure obligations pursuant to an Interconnection Services Agreement; they expire on dates ranging from December 27, 2015 to August 21, 2016.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJR's $100 million uncommitted Line of Credit Agreement with Santander Bank, N.A. expired on October 24, 2015, and was not renewed.

NJNG

NJNG's commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the NJNG Credit Facility, a $250 million, five-year, revolving, unsecured credit facility expiring in May 2019. The NJNG Credit Facility permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $15 million increments up to a maximum of $50 million at the lending banks' discretion. Borrowings under NJNG's credit facility are conditioned upon compliance with a maximum leverage ratio (consolidated total indebtedness to consolidated total capitalization as defined in the NJNG Credit Facility) of not more than .65 to 1.00 at any time. As of September 30, 2015, NJNG's consolidated total indebtedness to total capitalization ratio was 46 percent. As of September 30, 2015, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $222.3 million. During fiscal 2015, NJNG's weighted average interest rate on outstanding commercial paper was .11 percent, resulting in interest expense of $150,000. Based on average borrowings under the facility of $91.7 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $927,000 during fiscal 2015.

As of September 30, 2015, NJNG has two letters of credit outstanding for $731,000. These letters of credit reduce the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties. These letters of credit are used as collateral for soil remediation systems and expire on August 11, 2016.

Short-Term Debt Covenants

Borrowings under the NJR Credit Facility and NJNG Credit Facility are conditioned upon compliance with a maximum leverage ratio (consolidated total indebtedness to consolidated total capitalization as defined in the applicable agreements), of not more than .65 to 1.00 at any time. These revolving credit facilities contain customary representations and warranties for transactions of this type. They also contain customary events of default and certain covenants that will limit NJR's or NJNG's ability, beyond agreed upon thresholds, to, among other things:

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

Long-Term Debt

NJR

As of September 30, 2015, $100 million remains available for borrowing under the MetLife Facility, which is an unsecured, uncommitted private placement shelf note agreement with MetLife allowing NJR to issue senior notes to MetLife or certain of MetLife's affiliates from time to time during a three-year issuance period ending September 26, 2016, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. Any notes issued under the MetLife Facility will be guaranteed by certain unregulated subsidiaries of NJR.

NJR has outstanding $25 million of 2.51 percent senior notes due September 15, 2018, which were issued under a now-expired facility with MetLife.

On November 7, 2014, NJR issued $100 million in 3.48 percent senior notes due November 7, 2024, under our Prudential Facility, which fully utilized the remaining capacity under the facility. The notes issued under the Prudential Facility are guaranteed by certain unregulated subsidiaries of NJR.

NJR has $50 million of 6.05 percent senior unsecured notes, issued through the private placement market, maturing in September 2017.

NJNG

NJNG and the Trustee are parties to the Mortgage Indenture, which secures all of the outstanding FMB issued under the Old Mortgage Indenture. The Mortgage Indenture provides a direct first mortgage lien upon substantially all of the operating properties and franchises of NJNG (other than excepted property, such as cash on hand, choses-in-action, securities, rent, natural gas meters and certain materials, supplies, appliances and vehicles), subject only to certain permitted encumbrances. The Mortgage Indenture contains provisions subjecting after-acquired property (other than excepted property and subject to pre-existing liens, if any, at the time of acquisition) to the lien thereof.

As of September 30, 2015, NJNG's long-term debt consisted of $485.8 million in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2018 to 2045, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $35.7 million in capital leases with various maturities ranging from 2016 to 2021.

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

On April 15, 2015, NJNG issued $50 million of 2.82 percent senior notes due April 15, 2025, and $100 million of 3.66 percent senior notes due April 15, 2045, in the private placement market pursuant to a note purchase agreement entered into on February 12, 2015. The notes are secured by an equal principal amount of NJNG's FMB (Series SS and TT, respectively) issued under NJNG's Mortgage Indenture. The proceeds of the notes were used for general corporate purposes, to refinance or retire debt and to fund capital expenditure requirements. The notes are subject to required prepayments upon the occurrence of certain events and NJNG may at any time prepay all or a portion of the notes at a make-whole prepayment price.

NJR is not obligated directly or contingently with respect to the NJNG notes or the FMB.

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

The aforementioned covenants are subject to a number of exceptions and qualifications set forth in the applicable note purchase agreements.

In addition, the FMB issued by NJNG under the Mortgage Indenture are subject to certain default provisions. Events of Default, as defined in the Mortgage Indenture, consist mainly of:

•failure for 30 days to pay interest when due;

•failure to pay principal or premium when due and payable;

•failure to make sinking fund payments when due;

•failure to comply with any other covenants of the Mortgage Indenture after 30 days' written notice from the Trustee;

•failure to pay or provide for judgments in excess of $30 million in aggregate amount within 60 days of the entry thereof; or

•certain events that are or could be the basis of a bankruptcy, reorganization, insolvency or receivership proceeding.

Upon the occurrence and continuance of such an Event of Default, the Mortgage Indenture, subject to any provisions of law applicable thereto, provides that the Trustee may take possession and conduct the business of the NJNG, may sell the trust estate, or proceed to foreclose the lien of the Mortgage Indenture. The interest rate on defaulted principal and interest, to the extent permitted by law, on the FMB issued under the Mortgage Indenture is the rate stated in the applicable supplement or, if no such rate is stated, six percent per annum.

NJNG Variable-Rate Long-Term Debt

In August 2011, NJNG completed a refunding of its outstanding Auction-Rate Securities whereby the EDA issued a total of $97 million of Natural Gas Facilities Refunding Revenue Bonds (New Jersey Natural Gas Company Project) composed of three series of bonds. EDA Bonds are special, limited obligations of the EDA payable solely from payments made by NJNG pursuant to a Loan Agreement and are secured by the pledge of $97 million principal amount of the FMB issued by the Company.

EDA Bonds accrue interest for five years at a variable rate determined monthly, which rate was initially calculated as .55 percent plus 70 percent of one month LIBOR, subject to earlier redemption or conversion to another interest rate mode. The maximum interest rate on the EDA Bonds is 12 percent per annum. NJNG's obligations under the Loan Agreement (and its corresponding obligations under the FMB) match the respective principal amounts, interest rates and maturity dates of the EDA Bonds. The weighted average interest rate on the EDA Bonds as of September 30, 2015, was .69 percent. The interest rate on the EDA Bonds may vary based upon market conditions. Sudden increases in the interest rate could cause a change in interest expense and cash flow for NJNG in the future.

Sale-Leaseback

NJNG received $7.2 million, $7.6 million and $7.1 million in fiscal 2015, 2014 and 2013, respectively, in connection with the sale-leaseback of its natural gas meters. During fiscal 2015, 2014 and 2013, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $768,000, $956,000 and $752,000, respectively. NJNG expects to continue this sale-leaseback program on an annual basis, subject to market conditions.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Contractual Obligations

The following table is a summary of NJR, NJNG and NJRES contractual cash obligations and financial commitments and their applicable payment due dates as of September 30, 2015:

		Up to	2-3	4-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$1,152,627	$29,784	$253,847	$38,263	$830,733
Capital lease obligations (1)	53,226	13,254	22,325	14,031	3,616
Operating leases (1)	48,652	2,554	4,874	4,600	36,624
Short-term debt	66,350	66,350	—	—	—
New Jersey Clean Energy Program (1)	14,293	14,293	—	—	—
Construction obligations	49,123	49,123	—	—	—
Remediation expenditures (2)	180,400	15,300	44,940	18,000	102,160
Natural gas supply purchase obligations-NJNG	147,598	64,834	82,764	—	—
Demand fee commitments-NJNG	1,280,502	86,859	214,561	196,053	783,029
Natural gas supply purchase obligations-NJRES	234,793	230,355	4,438	—	—
Demand fee commitments-NJRES	207,906	110,511	70,311	19,914	7,170
Total contractual cash obligations	$3,435,470	$683,217	$698,060	$290,861	$1,763,332

(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.

(2)	Expenditures are estimated, see Note 13. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements.

The Company plans to make a discretionary contribution of $30 million during the first quarter of fiscal 2016, to improve the funded status of the pension plans based on current actuarial assumptions, which includes the most recent mortality table change. The Company does not expect to be required to make additional contributions to fund the pension plans over the following two fiscal years based on current actuarial assumptions, however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, NJR may elect to make discretionary contributions to the plans in excess of the minimum required amount. NJR made no discretionary contributions to the pension plans in fiscal 2015 or fiscal 2014. There are no Federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. NJR anticipates that the annual funding level to the OPEB plans will range from $3 million to $5 million annually over the next five years subject to review in NJNG's base rate case petition filed with the BPU on November 13, 2015. Additional contributions may vary based on market conditions and various assumptions.

As of September 30, 2015, there were NJR guarantees covering approximately $286.3 million of natural gas purchases and NJRES demand fee commitments not yet reflected in accounts payable on the Consolidated Balance Sheets.

NJNG's incurs significant capital expenditures consisting primarily of its construction program to support customer growth, maintenance of its distribution and transmission system and replacement needed under pipeline safety regulations. During fiscal 2015, committed and spent capital expenditures totaled $179 million. In fiscal 2016 and 2017, NJNG's total capital expenditures are projected to be $291.1 million and $230.5 million, respectively.

In November 2012, NJNG filed a petition with the BPU requesting deferral accounting for incurred uninsured incremental O&M costs associated with Superstorm Sandy. As of September 30, 2015, NJNG has deferred $15.2 million in regulatory assets for future recovery. On October 22, 2014, the BPU approved the deferred assets as prudent and reasonable for recovery with the appropriate amortization period. These costs have been included for recovery in the base rate case petition filed with the BPU on November 13, 2015.

NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility, the issuance of long-term debt and contributions from NJR.

As of September 30, 2015, NJNG's future MGP expenditures are estimated to total $180.4 million. For a more detailed description of MGP see Note 13. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events and the ability to access capital.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJRCEV's expenditures include distributed power projects that support NJR's goal to promote clean energy. Accordingly, NJRCEV enters into agreements to install solar equipment involving both residential and commercial projects. During fiscal 2015, capital expenditures spent related to the purchase and installation of the solar equipment were $61.2 million. An additional $20.2 million has been committed or accrued for solar projects to be placed into service during fiscal 2016 and beyond. The Company estimates solar-related capital expenditures placed in service in fiscal 2016 to be between $80 million and $100 million.

In October 2014, NJRCEV acquired the development rights to an $85 million, 48.3 MW wind project in Rush County, Kansas that is currently under construction.

During fiscal 2015, a total of $89.8 million has been spent and, as of September 30, 2015, an additional $20.8 million has been committed or accrued for wind projects. In fiscal 2016, NJRCEV estimates that its wind-related capital expenditures will range between $90 million and $110 million.

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

We expect our expenditures related to our investment in the PennEast pipeline project to total between $40 million and $50 million in fiscal 2016.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2016 and 2017.

Off-Balance-Sheet Arrangements

The Company's off-balance-sheet arrangements consist of guarantees covering approximately $286.3 million of natural gas purchases and demand fee commitments, see Note 13. Commitments and Contingent Liabilities, and eight outstanding letters of credit totaling $17.2 million, as noted above, see Note 8. Debt.

Cash Flow

Operating Activities

Cash flows from operating activities during fiscal 2015, totaled $387.9 million compared with $356.8 million during fiscal 2014. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

•seasonality of NJR's business;

•timing of storage injections and withdrawals;

•the deferral and recovery of gas costs;

•changes in contractual assets utilized to optimize margins related to natural gas transactions;

•broker margin requirements;

•timing of the collections of receivables and payments of current liabilities;

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

Lower average commodity prices were the primary contributor to the increase of $31.1 million in operating cash flows during fiscal 2015, compared with fiscal 2014. In fiscal 2014, unusually cold weather and volatility resulted in periods of significant increases in natural gas prices, as well as increased demand for natural gas, resulting in higher sales volumes at NJRES.

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

Investing Activities

Cash flows used in investing activities totaled $321.7 million during fiscal 2015, compared with $282.6 million during fiscal 2014. The increase of $39.1 million was due primarily to an increase in capital expenditures of $50.1 million related to wind projects at NJRCEV, $16.3 million related to utility plant, including cost of removal at NJNG and $5.2 million for the investment in PennEast. The increases were partially offset by a decrease of $34.6 million in capital expenditures related to solar projects at NJRCEV along with proceeds of $6 million from the sale of land at CR&R during fiscal 2014, that did not recur in fiscal 2015.

Cash flows used in investing activities totaled $282.6 million during fiscal 2014, compared with $193.6 million during fiscal 2013. The increase of $89 million was due primarily to an increase in capital expenditures of $39.7 million related to wind projects, $36.7 million related to solar projects at NJRCEV and $15.5 million related to utility plant, including cost of removal at NJNG, partially offset by proceeds of $6 million from the sale of land at CR&R, as previously discussed.

NJNG's capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, mandated pipeline safety rulemaking, general system improvements and approved infrastructure programs. During fiscal 2015 and fiscal 2014, NJNG's capital expenditures, including cost of removal, totaled $168.9 million and $152.6 million, respectively.

The Company enters into various agreements to install, own and operate solar equipment including both residential and commercial projects and onshore wind projects. During fiscal 2015 and fiscal 2014, capital expenditures spent on these projects totaled $151 million and $135.5 million, respectively.

Home Services and Other capital expenditures in past years were made primarily in connection with investments made to preserve the value of real estate holdings. As of September 30, 2015, CR&R owned 35 acres of undeveloped land and a 56,400 square-foot office building on five acres of land. On October 22, 2013, CR&R sold approximately 25.4 acres of its undeveloped land for $6 million, generating a pre-tax gain of $313,000, after closing costs and has committed to sell approximately 19.1 acres of undeveloped land located in Atlantic County, with a net book value of $756,000, during fiscal 2016.

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

Cash flows used in financing activities during fiscal 2015 totaled $63.4 million, compared with $75 million during fiscal 2014. The decrease of $11.6 million was due primarily to an increase in proceeds from the issuance of common shares, including $19.8 million related to 344,000 new shares issued through the waiver discount feature of the DRP, partially offset by an increase in the purchase of treasury stock and payments of common stock dividends. NJNG also issued $150 million and NJR issued a $100 million in senior notes during fiscal 2015, each of which was used to reduce short-term borrowings.

Cash flows (used in) financing activities during fiscal 2014 totaled $(75) million, compared with $78.1 million generated from financial activities during fiscal 2013. The decrease of $153.1 million was due primarily to a decrease in short-term borrowings at NJR and NJNG.

NJNG also issued $125 million in senior notes during fiscal 2014, which was used to reduce short-term borrowings and redeem $60 million, 4.77 percent private placement bonds that matured in March 2014 and $12 million Series HH bonds, which were callable as of December 1, 2013, and redeemed in May 2014.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG received $7.2 million, $7.6 million and $7.1 million for fiscal 2015, 2014 and 2013, respectively, in connection with the sale-leaseback of its natural gas meters. During fiscal 2015, 2014 and 2013, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $768,000, $956,000 and $752,000, respectively. This sale-leaseback program is expected to continue on an annual basis.

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

The table below summarizes NJNG's current credit ratings issued by two rating entities, S&P and Moody's, as of September 30, 2015:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

Commodity Market Risks

Natural gas is a nationally traded commodity. Its prices are determined effectively by the NYMEX, ICE and over-the-counter markets. The prices on the NYMEX/CME, ICE and over-the-counter markets generally reflect the national balance of natural gas supply and demand, but are also significantly influenced from time to time by other events.

The regulated and deregulated natural gas businesses of NJR and its subsidiaries are subject to market risk due to fluctuations in the price of natural gas. To economically hedge against such fluctuations, NJR and its subsidiaries have entered into forwards, futures, options and swap agreements. To manage these derivative instruments, NJR has well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. NJR's natural gas businesses are conducted through three of its operating subsidiaries. NJNG is a regulated utility that uses futures, options and swaps to economically hedge against price fluctuations, and its recovery of natural gas costs is governed by the BPU. NJRES uses futures, options, swaps and physical contracts to economically hedge purchases and sales of natural gas. Financial derivatives have historically been transacted on an exchange and cleared through an FCM, thus requiring daily cash margining for a majority of NJRES' and NJNG's positions. As a result of the Dodd-Frank Act, certain NJRES and NJNG transactions that were previously executed in the over-the-counter markets are now cleared through an FCM, resulting in increased margin requirements. The related cash flow impact from the increased requirements is expected to be minimal. Non-financial (i.e., physical) derivatives utilized by the Company have received statutory exclusion from similar Dodd-Frank provisions due to the element of physical settlement.

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2014 to September 30, 2015:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2014	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2015
NJNG	$377	$(34,016)	$(22,758)	$(10,881)
NJRES	(1,414)	113,900	87,911	24,575
Total	$(1,037)	$79,884	$65,153	$13,694

There were no changes in methods of valuations during the year ended September 30, 2015.

The following is a summary of fair market value of financial derivatives as of September 30, 2015, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2016	2017	2018 - 2020	After 2020	Total Fair Value
Price based on NYMEX/CME	$1,385	$874	$—	$—	$2,259
Price based on ICE	10,994	443	(2)	—	11,435
Total	$12,379	$1,317	$(2)	$—	$13,694

The following is a summary of financial derivatives by type as of September 30, 2015:

		Volume Bcf	Price per MMBtu (1)	Amounts included in Derivatives (Thousands)
NJNG	Futures	25.8	$1.56 - $4.07	$(10,881)
NJRES	Futures	(91.1)	$1.26 - $5.27	23,806
	Options	1.2	$0.24 - $0.24	$769
Total				$13,694

(1)	Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2014 to September 30, 2015:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2014	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2015
NJRES - Prices based on other external data	$(15,484)	(14,492)	(27,267)	$(2,709)

The following table reflects the changes in the fair market value of interest rate contracts from September 30, 2014 to September 30, 2015:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2014	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2015
NJNG - Prices based on other external data	$—	(4,228)	—	$(4,228)

Foreign Currency Market Risks

The following table reflects the changes in the fair market value of financial derivatives related to foreign currency hedges from September 30, 2014 to September 30, 2015:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2014	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2015
NJRES	$(155)	(402)	(557)	$—

There were no changes in methods of valuations during the fiscal year ended September 30, 2015.

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and fixed price swaps is derived from this location, the price sensitivity analysis has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed swap positions by approximately $12.3 million. This analysis does not include potential changes to reported credit adjustments embedded in the $18.4 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(6,155)	$(12,311)	$(18,466)	$(24,621)
Ending derivative fair value	$18,366	$12,211	$6,055	$(100)	$(6,255)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$6,155	$12,311	$18,466	$24,621
Ending derivative fair value	$18,366	$24,521	$30,677	$36,832	$42,987

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

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of September 30, 2015. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES' counterparty credit exposure as of September 30, 2015, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$100,949	$75,165
Noninvestment grade	10,555	872
Internally-rated investment grade	8,090	1,777
Internally-rated noninvestment grade	2,482	—
Total	$122,076	$77,814

NJNG's counterparty credit exposure as of September 30, 2015, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$2,757	$2,403
Noninvestment grade	100	—
Internally-rated investment grade	78	7
Internally-rated noninvestment grade	6,269	71
Total	$9,204	$2,481

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

Interest Rate Risk

As of September 30, 2015, NJNG is obligated to make principal and interest payments under a loan agreement securing $97 million of variable rate debt issued by the EDA. The bonds are in a LIBOR-based monthly interest rate mode and will accrue interest for five years at a variable rate determined monthly, which was initially calculated at .55 percent plus 70 percent of one-month LIBOR. As of September 30, 2015, the EDA Bonds had a weighted average interest rate of .69 percent. The EDA Bonds are subject to changes in market conditions for tax-exempt bonds and there can be no assurance that the interest rate will remain stable and not increase significantly due to market conditions, which could adversely affect NJNG's borrowing costs. A 100 basis point change in the EDA Bonds' average interest rate would have caused a change in interest expense for these variable rate bonds by approximately $679,000 during fiscal 2015, assuming that they were outstanding for the entire year.

As of September 30, 2015, the Company, excluding NJNG, had no variable-rate long-term debt.

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of September 30, 2015, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the Unites States of America.

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

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company's internal control over financial reporting as of September 30, 2015, which appears herein.

November 24, 2015

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Jersey Resources Corporation:

We have audited the accompanying consolidated balance sheets of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, common stock equity, and cash flows for each of the three years in the period ended September 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

November 24, 2015

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Jersey Resources Corporation

We have audited the internal control over financial reporting of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2015 of the Company and our report dated November 24, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

November 24, 2015

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share data)
Fiscal years ended September 30,	2015	2014	2013
OPERATING REVENUES
Utility	$781,970	$819,415	$787,987
Nonutility	1,952,017	2,918,730	2,410,081
Total operating revenues	2,733,987	3,738,145	3,198,068
OPERATING EXPENSES
Gas purchases:
Utility	304,953	319,897	400,307
Nonutility	1,767,841	2,807,008	2,299,974
Related parties	12,851	12,620	11,942
Operation and maintenance	209,453	215,180	173,473
Regulatory rider expenses	75,779	72,164	48,417
Depreciation and amortization	61,399	52,742	47,310
Energy and other taxes	53,260	57,344	57,414
Total operating expenses	2,485,536	3,536,955	3,038,837
OPERATING INCOME	248,451	201,190	159,231
Other income, net	6,545	7,551	4,783
Interest expense, net of capitalized interest	27,721	25,463	23,979
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	227,275	183,278	140,035
Income tax provision	59,724	51,840	35,575
Equity in earnings of affiliates	13,409	10,532	10,349
NET INCOME	$180,960	$141,970	$114,809

EARNINGS PER COMMON SHARE
Basic	$2.12	$1.69	$1.38
Diluted	$2.10	$1.67	$1.37
DIVIDENDS DECLARED PER COMMON SHARE	$0.915	$0.855	$0.81
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	85,186	84,198	83,316
Diluted	86,265	84,922	83,628

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)
Fiscal years ended September 30,	2015	2014	2013
Net income	$180,960	$141,970	$114,809
Other comprehensive income, net of tax
Unrealized gain (loss) on available for sale securities, net of tax of $(1,135), $426 and $(330), respectively (1)	1,603	(618)	479
Net unrealized gain (loss) on derivatives, net of tax of $(56), $61 and $23, respectively	93	(105)	(39)
Adjustment to postemployment benefit obligation, net of tax of $3,688, $2,162 and $(5,934), respectively	(5,496)	(3,250)	8,710
Other comprehensive (loss) income	(3,800)	(3,973)	9,150
Comprehensive income	$177,160	$137,997	$123,959

(1)	Available for sale securities are included in other noncurrent assets on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal years ended September 30,	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$180,960	$141,970	$114,809
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) loss on derivative instruments	(38,681)	28,534	(9,417)
Depreciation and amortization	61,399	52,742	47,310
Impairment loss on investment	—	6,351	—
Allowance for equity used during construction	(3,825)	(1,562)	(2,037)
Allowance for bad debt expense	2,859	2,504	2,627
Deferred income taxes	45,934	18,421	41,075
Manufactured gas plant remediation costs	(6,805)	(4,396)	(6,166)
Equity in earnings of equity investees, net of distributions received	6,663	2,589	3,299
Cost of removal - asset retirement obligations	(1,034)	(1,153)	(1,697)
Contributions to postemployment benefit plans	(5,778)	(4,953)	(26,028)
Changes in:
Components of working capital	81,817	85,480	(60,316)
Other noncurrent assets	38,716	10,484	9,496
Other noncurrent liabilities	25,695	19,775	1,039
Cash flows from operating activities	387,920	356,786	113,994
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for:
Utility plant	(140,797)	(128,254)	(110,482)
Solar and wind equipment	(151,002)	(135,543)	(59,125)
Real estate properties and other	(209)	(1,179)	(1,042)
Cost of removal	(28,078)	(24,312)	(26,601)
Investments in equity investees	(5,780)	(555)	—
Distribution from equity investees in excess of equity in earnings	2,620	1,150	3,079
(Payment to) withdrawal from restricted cash construction fund	(1,499)	88	56
Proceeds from sale of investment	3,016	—	—
Proceeds from sale of property	—	6,010	—
Proceeds from sale of available for sale securities	—	—	482
Cash flows (used in) investing activities	(321,729)	(282,595)	(193,633)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	37,299	15,373	37,839
Tax benefit from stock options exercised	881	414	173
Proceeds from sale-leaseback transaction	7,216	7,576	7,076
Proceeds from long-term debt	250,000	125,000	50,000
Payments of long-term debt	(37,039)	(82,586)	(8,953)
Purchases of treasury stock	(10,589)	(5,522)	(26,606)
Payments of common stock dividends	(76,532)	(70,664)	(67,230)
Net (payments of) proceeds from short-term debt	(234,650)	(64,600)	85,800
Cash flows (used in) from financing activities	(63,414)	(75,009)	78,099
Change in cash and cash equivalents	2,777	(818)	(1,540)
Cash and cash equivalents at beginning of period	2,151	2,969	4,509
Cash and cash equivalents at end of period	$4,928	$2,151	$2,969
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$32,529	$48,032	$(72,244)
Inventories	114,638	43,130	(55,755)
Recovery of gas costs	18,979	13,015	6,100
Gas purchases payable	(54,525)	(47,528)	72,415
Gas purchases payable - related parties	202	14	(16)
Prepaid and accrued taxes	(18,161)	21,133	(8,182)
Accounts payable and other	(14,714)	34,716	726
Restricted broker margin accounts	18,452	(20,758)	15,348
Customers' credit balances and deposits	(1,545)	(2,058)	(24,059)
Other current assets	(14,038)	(4,216)	5,351
Total	$81,817	$85,480	$(60,316)
SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest (net of amounts capitalized)	$24,208	$22,458	$20,414
Income taxes	$28,790	$22,447	$12,039
Accrued capital expenditures	$28,676	$9,655	$(7,103)
Deferred gain on non-cash exchange of investments	$24,601	$—	$—
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEETS

ASSETS

(Thousands)
September 30,	2015	2014

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,908,024	$1,791,009
Construction work in progress	155,553	139,624
Solar and wind equipment, real estate properties and other, at cost	481,003	347,285
Construction work in progress	77,705	55,625
Total property, plant and equipment	2,622,285	2,333,543
Accumulated depreciation and amortization, utility plant	(437,097)	(409,135)
Accumulated depreciation and amortization, solar and wind equipment, real estate properties and other	(56,927)	(40,298)
Property, plant and equipment, net	2,128,261	1,884,110

CURRENT ASSETS
Cash and cash equivalents	4,928	2,151
Customer accounts receivable
Billed	155,273	189,970
Unbilled revenues	6,372	7,231
Allowance for doubtful accounts	(5,189)	(5,357)
Regulatory assets	24,258	26,862
Gas in storage, at average cost	163,905	277,516
Materials and supplies, at average cost	7,138	8,165
Prepaid and accrued taxes	36,810	22,269
Derivatives, at fair value	40,743	64,223
Restricted broker margin accounts	12,990	27,339
Deferred taxes	56,296	36,451
Other current assets	40,987	25,911
Total current assets	544,511	682,731

NONCURRENT ASSETS
Investments in equity investees	132,002	153,010
Regulatory assets	410,155	377,575
Derivatives, at fair value	4,334	5,654
Available for sale securities	59,475	10,672
Other noncurrent assets	60,300	45,052
Total noncurrent assets	666,266	591,963
Total assets	$3,339,038	$3,158,804

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)
September 30,	2015	2014

CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding 2015 — 85,531,423; 2014 — 84,356,310	$220,838	$218,223
Premium on common stock	209,931	199,739
Accumulated other comprehensive (loss), net of tax	(9,394)	(5,594)
Treasury stock at cost and other; shares 2015 — 2,804,847; 2014 — 2,932,775	(92,164)	(121,031)
Retained earnings	777,745	674,829
Common stock equity	1,106,956	966,166
Long-term debt	843,595	598,209
Total capitalization	1,950,551	1,564,375

CURRENT LIABILITIES
Current maturities of long-term debt	11,138	34,505
Short-term debt	66,350	301,000
Gas purchases payable	151,375	205,901
Gas purchases payable to related parties	1,601	1,398
Accounts payable and other	99,651	104,005
Dividends payable	20,528	19,001
Deferred and accrued taxes	1,326	2,721
Regulatory liabilities	12,154	6,072
New Jersey clean energy program	14,293	14,285
Derivatives, at fair value	32,791	79,863
Restricted broker margin accounts	4,103	—
Customers' credit balances and deposits	20,790	22,335
Total current liabilities	436,100	791,086

NONCURRENT LIABILITIES
Deferred income taxes	499,616	423,213
Deferred investment tax credits	4,940	5,262
Deferred revenue and gains	29,334	4,042
Derivatives, at fair value	5,529	6,690
Manufactured gas plant remediation	180,400	177,000
Postemployment employee benefit liability	137,414	86,674
Regulatory liabilities	67,533	61,326
Asset retirement obligation	19,145	30,495
Other noncurrent liabilities	8,476	8,641
Total noncurrent liabilities	952,387	803,343
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$3,339,038	$3,158,804

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2012	83,239	$214,581	$168,941	$(10,771)	$(116,551)	$557,665	$813,865
Net income						114,809	114,809
Other comprehensive income				9,150			9,150
Common stock issued under stock plans	1,916	3,214	23,848		12,934		39,996
Tax benefits from stock plans			2,175				2,175
Cash dividend declared ($.81 per share)						(67,590)	(67,590)
Treasury stock and other	(1,232)				(25,021)		(25,021)
Balance at September 30, 2013	83,923	217,795	194,964	(1,621)	(128,638)	604,884	887,384
Net income						141,970	141,970
Other comprehensive (loss)				(3,973)			(3,973)
Common stock issued under stock plans	762	428	4,959		12,050		17,437
Tax benefits from stock plans			(184)				(184)
Cash dividend declared ($.855 per share)						(72,025)	(72,025)
Treasury stock and other	(329)				(4,443)		(4,443)
Balance at September 30, 2014	84,356	218,223	199,739	(5,594)	(121,031)	674,829	966,166
Net income						180,960	180,960
Other comprehensive (loss)				(3,800)			(3,800)
Common stock issued under stock plans	1,508	2,615	11,536		19,096		33,247
Tax benefits from stock plans			(1,344)				(1,344)
Cash dividend declared ($.915 per share)						(78,044)	(78,044)
Treasury stock and other	(333)				9,771		9,771
Balance at September 30, 2015	85,531	$220,838	$209,931	$(9,394)	$(92,164)	$777,745	$1,106,956

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and operates certain unregulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company provides natural gas utility service to approximately 512,300 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

NJR Energy Services Company comprises the Energy Services segment that maintains and transacts around a portfolio of natural gas storage and transportation capacity contracts and provides physical wholesale energy and energy management services.

NJR Clean Energy Ventures Corporation, the Company's distributed power subsidiary, comprises the Clean Energy Ventures segment and consists of the Company's capital investments in distributed power projects, including commercial and residential solar projects and onshore wind investments.

NJR Midstream Holdings Corporation invests in energy-related ventures through its subsidiaries, NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge, and NJR Pipeline Company, which holds the Company's 20 percent ownership interest in PennEast. During fiscal 2015 and 2014, NJR Midstream Holdings Corporation, through its subsidiary, NJNR Pipeline Company, also held the Company's 5.53 percent ownership interest in Iroquois Gas Transmission L.P. On September 29, 2015, NJNR Pipeline Company exchanged its ownership interest in Iroquois to Dominion Midstream Partners, L.P. for approximately 1.84 million DM Common Units. Steckman Ridge, PennEast and DM comprise the Midstream segment. See Note 6. Investment in Equity Investees for more information.

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

Other financial investments or contractual interests that lack the characteristics of a voting interest entity, which are commonly referred to as variable interest entities, are evaluated by NJR to determine if it has the power to direct business activities and, therefore, would be considered a controlling interest that NJR would have to consolidate. Based on those evaluations, NJR has determined that it does not have any investments in variable interest entities as of September 30, 2015, 2014 and 2013.

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

The following table summarizes gas in storage, at average cost by company, as of September 30:

	2015		2014
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJRES	$93,696	44.6	$191,250	56.5
NJNG	70,209	21.4	86,266	21.3
Total	$163,905	66.0	$277,516	77.8

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

The following table summarizes the demand charges, which are net of capacity releases, and are included as a component of gas purchases on the Consolidated Statements of Operations for the fiscal years ended September 30:

(Millions)	2015	2014	2013
NJRES	$130.6	$122.0	$123.0
NJNG	80.5	92.0	92.1
Total	$211.1	$214.0	$215.1

NJRES expenses demand charges ratably over the term of the contract.

NJNG's costs associated with demand charges are included in its weighted average cost of gas. The demand charges are expensed based on NJNG's BGSS sales and recovered as part of its gas commodity component of its BGSS tariff.

Derivative Instruments

NJR accounts for its financial instruments, such as futures, options, foreign exchange contracts, interest rate contracts, as well as its physical commodity contracts related to the purchase and sale of natural gas at NJRES, as derivatives, and therefore recognizes them at fair value on the Consolidated Balance Sheets. NJR's unregulated subsidiaries record changes in the fair value of their financial commodity derivatives in gas purchases and changes in the fair value of their physical forward contracts in gas purchases or operating revenues, as appropriate, on the Consolidated Statements of Operations. NJRES designates its foreign exchange contracts as cash flow hedges of Canadian dollar denominated gas purchases. Changes in the fair value of the effective portion of these hedges are recorded to OCI, a component of stockholders' equity, and reclassified to gas purchases on the Consolidated Statements of Operations when they settle. Ineffective portions of the cash flow hedges are recognized immediately in earnings. NJR did not have derivatives designated as fair value hedges during fiscal 2014 and 2015.

The Derivatives and Hedging Topic of the ASC also provides for a NPNS scope exception for qualifying physical commodity contracts that are intended for purchases and sales during the normal course of business and for which physical delivery is probable. NJR applies this normal scope exception to physical commodity contracts at NJNG and forward SREC contracts at NJRCEV, and therefore does not record changes in the fair value of these contracts until the contract settles and the related underlying natural gas or SREC is delivered. Gains and/or losses on NJNG's derivatives used to economically hedge its regulated natural gas supply obligations, as well as its exposure to interest rate variability, are recoverable through its BGSS, a component of its tariff. Accordingly, the offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability on the Consolidated Balance Sheets.

See Note 4. Derivative Instruments for additional details regarding natural gas trading and hedging activities.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Fair values of exchange-traded instruments, including futures, swaps, and certain options, are based on unadjusted, quoted prices in active markets. NJR’s non-exchange-traded financial instruments, foreign currency derivatives, over-the-counter physical commodity contracts at NJRES, and NJNG’s Treasury Lock agreement are valued using observable, quoted prices for similar or identical assets when available. In establishing the fair value of contracts for which a quoted basis price is not available at the measurement date, management utilizes available market data and pricing models to estimate fair values. Fair values are subject to change in the near term and reflect management's best estimate based on a variety of factors. Estimating fair values of instruments that do not have quoted market prices requires management's judgment in determining amounts that could reasonably be expected to be received from, or paid to, a third party in settlement of the instruments. These amounts could be materially different from amounts that might be realized in an actual sale transaction.

Revenues

Revenues from the sale of natural gas to NJNG customers are recognized in the period that gas is delivered and consumed by customers, including an estimate for unbilled revenue.

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

NJRES' gas purchases represent the total commodity contract cost, recognized upon completion of the transaction, as well as realized gains and losses of settled derivative instruments, both for physical purchase contracts and all financial contracts and unrealized gains and losses on the change in fair value of financial derivative instruments that have not yet settled. Changes in the fair value of derivatives that economically hedge the forecasted purchases of natural gas are recognized in gas purchases as they occur.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Company invests in property that qualifies for PTCs. PTCs are recognized as reductions to current federal income tax expense as PTCs are generated through the production activities of the assets. Changes to the federal statutes related to PTCs could have a negative impact on earnings and cash flows.

Capitalized and Deferred Interest

NJNG's base rates include the ability to recover AFUDC on its CWIP. For most of NJNG's construction projects, an incremental cost of equity is also recoverable during periods when NJNG's short-term debt balances are lower than its CWIP. For more information on AFUDC treatment with respect to certain accelerated infrastructure projects, see Note 3 Regulation - Infrastructure programs.

Capitalized amounts associated with the debt and equity components of NJNG's AFUDC, are recorded in utility plant on the Consolidated Balance Sheets. Corresponding amounts for the debt component is recognized in interest expense and in other income for the equity component on the Consolidated Statements of Operations and include the following for the fiscal years ended September 30:

($ in thousands)	2015	2014	2013
AFUDC:
Debt	$2,472	$1,057	$921
Equity	3,825	1,562	2,037
Total	$6,297	$2,619	$2,958
Weighted average interest rate	4.63%	3.30%	1.05%

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RA and USF expenditures. See Note 3. Regulation. The SBC interest rate changes each September based on the August 31 seven-year constant maturity Treasury rate plus 60 basis points. The rate was 2.54 percent, 2.65 percent and 2.84 percent for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. Accordingly, other income included $61,000, $586,000 and $653,000 in the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Sales Tax Accounting

Sales tax and TEFA are collected from customers and presented in both operating revenues and operating expenses on the Consolidated Statements of Operations for the fiscal years ended September 30, as follows:

(Millions)	2015	2014	2013
Sales tax	$44.1	$47.4	$44.4
TEFA (1)	—	1.4	5.0
Total	$44.1	$48.8	$49.4

(1)	TEFA was phased out in January 2014.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash on deposit and temporary investments with maturities of three months or less, and excludes restricted cash of $2.5 million and $1 million as of September 30, 2015 and 2014, respectively, related to escrow balances for utility plant projects, which is recorded in other current and noncurrent assets on the Consolidated Balance Sheets, respectively.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Depreciation is computed on a straight-line basis over the useful life of the assets for unregulated assets and using rates based on the estimated average lives of the various classes of depreciable property for NJNG. The composite rate of depreciation used for NJNG was 2.31 percent of average depreciable property in fiscal 2015, 2.44 percent in fiscal 2014 and 2.43 percent in fiscal 2013. The Company has recorded $61.4 million, $52.7 million and $47.3 million in depreciation expense during fiscal 2015, 2014 and 2013, respectively.

Property, plant and equipment was comprised of the following as of September 30:

(Thousands)
Property Classifications	Estimated Useful Lives	2015	2014
Distribution facilities	38 to 74 years	$1,695,898	$1,567,648
Transmission facilities	35 to 56 years	289,599	281,488
Storage facilities	34 to 47 years	41,669	41,669
Solar property	20 to 25 years	395,704	333,506
Wind property	25 years	137,292	42,559
All other property	5 to 35 years	62,123	66,673
Total property, plant and equipment		2,622,285	2,333,543
Accumulated depreciation and amortization		(494,024)	(449,433)
Property, plant and equipment, net		$2,128,261	$1,884,110

Sale of Asset

During fiscal 2014, CR&R sold approximately 25.4 acres of undeveloped land located in Monmouth County for $6 million, generating a pre-tax gain after closing costs of $313,000, which was recognized in other income on the Consolidated Statements of Operations.

Disposal of Equipment

In October 2012, certain NJRCEV's solar assets sustained damage as a result of Superstorm Sandy. To the extent that assets were deemed irreparable, the Company disposed of the damaged assets. As a result, the Company recognized a pre-tax loss of $766,000 during fiscal 2013, which is included in other income on the Consolidated Statements of Operations. In fiscal 2014, the Company also received $997,000 from an insurance claim, representing the replacement value of the disposed assets and recorded a gain in the same amount in other income on the Consolidated Statements of Operations.

Impairment of Long-Lived Assets

The Company reviews the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable.

NJR invested $8.8 million in OwnEnergy, a developer of onshore wind projects, for an 18.7 percent ownership interest and the option, but not the obligation, to purchase certain qualified projects. During fiscal 2014, due to its concerns surrounding the ability of OwnEnergy to fulfill its future obligation to present qualified projects to NJRCEV for investment, the Company reassessed the value of its cost method investment, as well as remaining value of its wind purchase option and determined that it was other-than-temporarily impaired. As a result, NJRCEV recognized an impairment loss of $6.4 million, $3.8 million after tax, which is included in other income, net on the Consolidated Statements of Operations.

No other impairments were identified for the fiscal years ended September 30, 2015, 2014 and 2013.

Investments in Equity Investees

The Company accounts for its investments in Steckman Ridge, PennEast and Iroquois (through September 29, 2015), using the equity method of accounting, where its respective ownership interests are 50 percent or less and/or it has significant influence over operating and management decisions, but is not the primary beneficiary, as defined under ASC 810, Consolidation. The Company's share of earnings is recognized as equity in earnings of affiliates on the Consolidated Statements of Operations. See Note 6. Investment in Equity Investees for more information.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Available for Sale Securities

The Company has certain investments in equity securities of a publicly traded energy company that have a fair value of $10.1 million and $10.7 million as of September 30, 2015 and 2014, respectively, which are included in available for sale securities on the Consolidated Balance Sheets. Total unrealized gains associated with these equity securities, which are included as a part of accumulated other comprehensive income, a component of common stock equity, were $7.5 million, $4.4 million after tax, and $8.1 million, $4.8 million after tax, as of September 30, 2015 and 2014, respectively.

On September 29, 2015, NJR Midstream Holdings Corporation exchanged its 5.53 percent equity method investment in Iroquois to DM for approximately 1.84 million DM Common Units. Since the exchange was, in substance, a contribution of real estate into another real estate venture, the Company recorded a deferred gain of $24.6 million based on the difference between the carrying amount of its investment of Iroquois, $21.5 million, and the fair value of the DM Common Units on the closing date of the transaction, $46.1 million. The deferred gain will be recognized in other income on the Consolidated Statements of Operations if and when the units are sold in the future.

NJR classified the DM Common Units as available for sale securities and, therefore, any changes in fair value are recognized in accumulated other comprehensive income, a component of common stock equity. As of September 30, 2015, the units have a fair value of $49.4 million and the Company recognized an unrealized gain of $3.3 million, $1.9 million after tax.

Reclassifications of realized gains out of other comprehensive income into income are determined based on average cost.
There were no sales of securities during fiscal 2015 and 2014.

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

The following table summarizes customer accounts receivable by company as of September 30:

(Thousands)	2015		2014
NJRES	$107,461	69%	$142,566	75%
NJNG (1)	41,130	26	41,281	22
NJRCEV	1,084	1	594	—
NJRHS and other	5,598	4	5,529	3
Total	$155,273	100%	$189,970	100%

(1)	Does not include unbilled revenues of $6.4 million and $7.2 million as of September 30, 2015 and 2014, respectively.

Loan Receivable

NJNG provides interest-free loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy efficient equipment in accordance with its BPU approved SAVEGREEN program. The loans are recognized at net present value on the Consolidated Balance Sheets. Refer to Note 5. Fair Value for a discussion of the Company's fair value measurement policies and level disclosures. The Company has recorded $6.2 million and $3.9 million in other current assets and $36.2 million and $27.3 million in other noncurrent assets as of September 30, 2015 and 2014, respectively, on the Consolidated Balance Sheets, related to the loans.

NJR's policy is to establish an allowance for doubtful accounts when loan balances are in arrears for more than 60 days. There was no allowance for doubtful accounts established during fiscal 2015 and 2014.

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

Common Stock Split

On January 20, 2015, NJR’s Board of Directors approved a 2 for 1 stock split of the Company’s common stock for the Company’s common stock holders of record on February 6, 2015. The additional shares were issued on March 3, 2015, resulting in an increase in average shares outstanding from approximately 42.7 million to approximately 85.4 million. All share-related information for prior periods has been adjusted throughout this report on a retroactive basis to reflect the effects of the stock split. As well, common stock and premium on common stock amounts have been adjusted as of the earliest period presented on the Consolidated Balance Sheets.

Accumulated Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income, net of related tax effects as of September 30:

(Thousands)	Unrealized gain on available for sale securities	Net unrealized gain on derivatives		Adjustment to postemployment benefit obligation		Total
Balance at September 30, 2013	$5,400	$12		$(7,033)		$(1,621)
Other comprehensive income, net of tax
Other comprehensive (loss), before reclassifications, net of tax of $426, $159, $3,334, $3,919	(618)	(273)		(5,006)		(5,897)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(98), $(1,172), $(1,270)	—	168	(1)	1,756	(2)	1,924
Net current-period other comprehensive (loss), net of tax of $426, $61, $2,162, $2,649	(618)	(105)		(3,250)		(3,973)
Balance at September 30, 2014	$4,782	$(93)		$(10,283)		$(5,594)
Other comprehensive income, net of tax
Other comprehensive income (loss), before reclassifications, net of tax of ($1,135), $146, $4,362, $3,373	1,603	(256)		(6,483)		(5,136)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, ($202), ($674), ($876)	—	349	(1)	987	(2)	1,336
Net current-period other comprehensive income, net of tax of ($1,135), ($56), $3,688, $2,497	1,603	93		(5,496)		(3,800)
Balance at September 30, 2015	$6,385	$—		$(15,779)		$(9,394)

(1)	Consists of realized losses related to foreign currency derivatives, which are reclassified to gas purchases on the Consolidated Statements of Operations.

(2)	Included in the computation of net periodic pension cost, a component of O&M expense on the Consolidated Statements of Operations. For more details, see Note 10. Employee Benefit Plans.

Pension and Postemployment Plans

NJR has two noncontributory defined pension plans covering eligible employees, including officers. Benefits are based on each employee's years of service and compensation. NJR's funding policy is to contribute annually to these plans at least the minimum amount required under Employee Retirement Income Security Act, as amended, and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed-income securities and short-term investments. NJR made no discretionary contributions to the pension plans in fiscal 2015 or fiscal 2014.

NJR also provides two primarily noncontributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. NJR contributed $6 million, $5 million and $6 million in aggregate to these plans in fiscal 2015, 2014 and 2013, respectively.

See Note 10. Employee Benefit Plans, for a more detailed description of the Company's pension and postemployment plans.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Foreign Currency Transactions

NJRES' market area includes Canadian delivery points and. as a result. incurs certain natural gas commodity costs and demand fees that are denominated in Canadian dollars. Gains or losses that occur as a result of these foreign currency transactions are reported as a component of gas purchases on the Consolidated Statements of Operations and were not material during the fiscal years ended September 30, 2015, 2014 and 2013.

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

Discontinued Operations

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The new guidance changed the definition and reporting of discontinued operations to include only those disposals that represent a strategic shift and that have a major effect on an entity's operations and financial results. The new guidance, which also requires additional disclosures, became effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. The Company does not expect this standard to have any impact to its financial position, results of operations and cash flows upon adoption.

Revenue

In May 2014, the FASB issued ASU No. 2014-09, and added Topic 606, Revenue from Contracts with Customers, to the ASC. ASC 606 supersedes ASC 605, Revenue Recognition, as well as most industry-specific guidance, and prescribes a single, comprehensive revenue recognition model designed to improve financial reporting comparability across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU No. 2015-14, which defers the implementation of the new guidance for one year. The new guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Upon adoption, the guidance will be applied on a full or modified retrospective basis. The Company is currently evaluating the provisions of ASC 606 to understand the impact, if any, to its financial position, results of operations and cash flows upon adoption.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Extraordinary and Unusual Items

In January 2015, the FASB issued ASU No. 2015-01, an amendment to ASC 225, Income Statement, which eliminates the concept of extraordinary items and, therefore, removes the requirement for separate presentation, net of tax, after income from continuing operations. The new guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company does not expect this standard to have any impact on its financial position, results of operations and cash flows upon adoption.

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, an amendment to ASC 810, Consolidation, which changes the consolidation analysis required under GAAP and reevaluates whether limited partnerships and similar entities must be consolidated. The new guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Upon adoption, the amendment will be applied on a full or modified retrospective basis. The Company is currently evaluating the provisions of ASU No. 2015-02 to understand the impact, if any, on its financial position, results of operations and cash flows upon adoption.

Interest

In April 2015, the FASB issued ASU No. 2015-03, an amendment to ASC 835, Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs by requiring them to be presented in the balance sheet as a deduction from the carrying amount of the liability. The amendments do not affect the recognition and measurement guidance for debt issuance costs. In August 2015, the FASB issued ASU No. 2015-15, which clarified that the amendments contained within ASU No. 2015-03 do not require companies to modify their accounting for costs incurred in obtaining revolving credit facilities. The amended guidance becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Upon adoption, the amendment will be applied on a retrospective basis. The Company is currently evaluating the amendments to understand the impact on its financial position, results of operations and cash flows upon adoption.

Intangibles

In April 2015, the FASB issued ASU No. 2015-05, an amendment to ASC 350, Intangibles - Goodwill and Other - Internal-Use Software, which clarifies the accounting for fees in a cloud computing arrangement. The amendments provide guidance on how an entity should evaluate the accounting for fees paid in a cloud computing arrangement to determine whether an arrangement includes the sale or license of software. The amended guidance becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Upon adoption, the amendments can be applied on a prospective or retrospective basis. The Company is currently evaluating the amendment to understand the impact on its financial position, results of operations and cash flows upon adoption.

Inventory

In July 2015, the FASB issued ASU No. 2015-11, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the amendments to understand the impact on its financial position, results of operations and cash flows upon adoption.

Derivatives and Hedging

In August 2015, the FASB issued ASU No. 2015-13, which clarifies that electricity sales occurring within nodal markets do not constitute net settlement and qualify for the Normal Purchases and Normal Sales scope exception contained within the derivative accounting guidance. The guidance was effective upon issuance and did not impact the Company's financial position, results of operations or cash flows.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Business Combinations

In September 2015, the FASB issued ASU No. 2015-16, which simplifies the accounting for adjustments made to provisional amounts recorded during a business combination by requiring companies to recognize such adjustments in the period in which they are determined. Companies will also be required to present separately on the face of the income statement, or disclose, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recorded as of the acquisition date. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company does not expect the standard to have any impact on its financial position, results of operations and cash flows upon adoption.

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

Under EDECA, the BPU is required to audit the state's energy utilities every two years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have an unfair competitive advantage over nonaffiliated providers of similar retail services. A combined competitive services and management audit of NJNG commenced in August 2013. A draft management audit report was accepted by the BPU on July 23, 2014, for public comment and is waiting for final approval. In addition, NJNG is in process of implementing certain audit recommendations with BPU Staff.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Regulatory assets and liabilities included on the Consolidated Balance Sheets as of September 30, are comprised of the following:

(Thousands)	2015	2014
Regulatory assets-current
New Jersey Clean Energy Program	$14,293	$14,285
Underrecovered gas costs	—	12,577
Derivatives at fair value, net	9,965	—
Total current regulatory assets	$24,258	$26,862
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$18,886	$30,916
Liability for future expenditures	180,400	177,000
Deferred income taxes	17,460	9,968
Derivatives at fair value, net	5,153	—
SAVEGREEN	26,882	29,180
Postemployment and other benefit costs	140,636	108,507
Deferred Superstorm Sandy costs	15,201	15,207
Other noncurrent regulatory assets	5,537	6,797
Total noncurrent regulatory assets	$410,155	$377,575
Regulatory liability-current
Conservation Incentive Program	$5,167	$5,752
Overrecovered gas costs	6,987	—
Derivatives at fair value, net	—	320
Total current regulatory liabilities	$12,154	$6,072
Regulatory liabilities-noncurrent
Cost of removal obligation	$54,880	$61,163
Derivatives at fair value, net	—	57
New Jersey Clean Energy Program	11,956	—
Other noncurrent regulatory liabilities	697	106
Total noncurrent regulatory liabilities	$67,533	$61,326

NJNG's recovery of costs is facilitated through its base tariff rates, BGSS and other regulatory tariff riders. NJNG is required to make an annual filing to the BPU by June 1 of each year for review of its BGSS, CIP and various other programs and related rates. Annual rate changes are requested to be effective at the beginning of the following fiscal year. In addition, NJNG is also permitted to request approval of certain rate or program changes on an interim basis. All rate and program changes are subject to proper notification and BPU review and approval. On November 13, 2015, NJNG filed a base rate case petition with the BPU.

Gas Costs

NJNG recovers its cost of gas through the BGSS rate component of its customers' bills. NJNG's cost of gas includes the purchased cost of the natural gas commodity, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs, and hedging transactions. Underrecovered gas costs represent a regulatory asset that generally occurs during periods when NJNG's BGSS rates are lower than actual costs and requests amounts to be recovered from customers in the future. Conversely, overrecovered gas costs represent a regulatory liability that generally occurs when NJNG's BGSS rates are higher than actual costs and requests approval to be returned to customers including interest, when applicable, in accordance with NJNG's approved BGSS tariff.

Conservation Incentive Program

The CIP permits NJNG to recover utility gross margin variations related to customer usage resulting from customer conservation efforts and mitigates the impact of weather on its gross margin. Such utility gross margin variations are recovered in the year following the end of the CIP usage year, without interest, and are subject to additional conditions, including an earnings test, a revenue test and an evaluation of BGSS related savings.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

New Jersey Clean Energy Program

The NJCEP is a statewide program that encourages energy efficiency and renewable energy. Funding amounts are determined by the BPU's Office of Clean Energy and all New Jersey utilities are required to share in the annual funding obligation. The current NJCEP program is for the State of New Jersey's fiscal year ending June 2016. NJNG recovers the costs associated with its portion of the NJCEP obligation, through its SBC rider. The recovery rates are set by the BPU and updated only by a filing made by the Company. In addition, the Company's future recoveries for this program will be reduced in the next SBC rate filing through the amortization of the regulatory liability.

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

SAVEGREEN

NJNG administers certain programs that supplement the state's NJCEP and that allow NJNG to promote clean energy to its residential and commercial customers, as described further below. NJNG will recover related expenditures and a weighted average cost of capital through a tariff rider, as approved by the BPU, over a two to 10-year period depending upon the specific program incentive.

Postemployment and Other Benefit Costs

Postemployment and Other Benefit Costs represents NJNG's underfunded postemployment benefit obligations that the Company began recognizing in fiscal 2006, as a result of changes in the accounting provisions of ASC 715, Compensation and Benefits, as well as a $2.9 million fiscal 2010 tax charge resulting from a change in the deductibility of federal subsidies associated with Medicare Part D, both of which are deferred as regulatory assets and are recoverable, without interest, in base tariff rates. See Note 10. Employee Benefit Plans.

Deferred Superstorm Sandy Costs

In October 2012, portions of NJNG's distribution system incurred significant damage as a result of Superstorm Sandy. NJNG filed a petition with the BPU in November 2012 requesting deferred accounting for uninsured incremental O&M costs associated with its restoration efforts, which was approved in May 2013. On October 22, 2014, the BPU approved, as prudent and reasonable, the deferred O&M storm costs. These costs are included for recovery in NJNG's base rate case petition filed with the BPU on November 13, 2015.

Other Regulatory Assets

Other regulatory assets consists primarily of deferred costs associated with certain components of NJNG's SBC, as discussed further below, and NJNG's compliance with federal and state mandated PIM provisions. NJNG's related costs to maintain the operational integrity of its distribution and transmission main are recoverable, subject to BPU review and approval. NJNG is limited to recording a regulatory asset associated with PIM that does not exceed $700,000 per year. In addition, to the extent that

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

project costs are lower than the approved PIM annual expense of $1.4 million, NJNG will record a regulatory liability that will be refundable as a credit to customers' gas costs when the net cumulative liability exceeds $1 million. As of September 30, 2015, NJNG has recorded $3.7 million of PIM in other regulatory assets. NJNG has included the PIM deferred expenses for recovery in the base rate case petition filed with the BPU on November 13, 2015.

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

The following is a description of regulatory proceedings during fiscal 2014 and 2015:

BGSS and CIP

BGSS rates are normally revised on an annual basis. In addition, to manage the fluctuations in wholesale natural gas costs, NJNG has the ability to make two interim filings during each fiscal year to increase residential and small commercial customer BGSS rates on a self-implementing and provisional basis. NJNG is also permitted to refund or credit back a portion of the commodity costs to customers when the natural gas commodity costs decrease in comparison to amounts projected or to amounts previously collected from customers. On June 1, 2015, NJNG filed a petition proposing to continue its existing BGSS rate and notified the BPU that NJNG will provide bill credits to residential and small commercial customers from November 2015 through February 2016, as a result of the decline in the wholesale price of natural gas. On October 27, 2015, NJNG notified the BPU that the estimated annual bill credits will be approximately $76 million and will result in an approximate 17 percent decrease to the average residential heat customer's bill. Commodity prices were relatively stable during fiscal 2014, therefore, no refunds or bill credits were issued to BGSS customers.

Concurrent with the annual BGSS filing, NJNG files for an annual review of its CIP. On May 21, 2014, the BPU approved the continuation of the CIP program with no expiration date; however, it will be subject to review in a future rate filing in 2017. In addition, the CIP baseline usage per customer will be reviewed and adjusted in the November 13, 2015, base rate case filing before the BPU. NJNG's annual BGSS and CIP filings are summarized as follows:

•
June 2013 BGSS/CIP filing — NJNG proposed to maintain its BGSS rate. In addition, NJNG proposed a 1 percent reduction to an average residential heat customer's bill related to the CIP factor. The CIP rate reduction was provisionally approved by the BPU on October 16, 2013, effective November 1, 2013. On November 21, 2013, NJNG notified the BPU of its intent to reduce its BGSS rate, effective December 1, 2013, resulting in a 6 percent decrease to the average residential heat customer's bill. On July 23, 2014, the BPU approved these rates on a final basis.

•
June 2014 BGSS/CIP filing — NJNG proposed to maintain its BGSS rate. In addition, NJNG proposed a 4.3 percent reduction to an average residential heat customer's bill related to the CIP factor for fiscal 2015. On September 30, 2014, the BPU provisionally approved these rates effective October 1, 2014. Additionally, on October 1, 2014, NJNG implemented a decrease to its BGSS price resulting in a 5 percent decrease to the average residential heat customer's bill. On April 15, 2015, the BPU approved the BGSS and CIP rates on a final basis.

•
June 2015 BGSS/CIP filing — NJNG proposed to continue its existing BGSS rate and to increase its CIP rates resulting in a .08 percent increase to the average residential heat customer's bill effective October 1, 2015. The BPU provisionally approved this rate on September 11, 2015.

Infrastructure Programs

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant for customer growth and its associated PIM and infrastructure programs.

NJNG implemented BPU-approved infrastructure projects that are designed to enhance the reliability of NJNG's gas distribution system, including AIP and SAFE. The AIP projects, which totaled approximately $148.7 million, were constructed and gas was introduced to the system from 2009 through October 2012. In May 2013, a base rate change was approved by the

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

BPU that permits NJNG to recover a total of approximately $15.3 million annually. Depending on the infrastructure project, recoveries include a weighted average cost of capital of 7.76 percent or 7.12 percent with a return on equity of 10.3 percent.

In October 2012, the BPU approved NJNG's petition to implement the SAFE program, investing up to $130 million, exclusive of AFUDC, over a four-year period to replace portions of NJNG's gas distribution unprotected steel and cast iron infrastructure in order to improve the safety and reliability of the gas distribution system. The infrastructure costs incurred in the approved SAFE Program includes the deferral of infrastructure costs subject to review in NJNG's base rate case petition filed with the BPU on November 13, 2015.

In June 2012, the BPU approved a pilot program for NJNG to invest up to $10 million to build NGV refueling stations. On April 23, 2014, the BPU approved NJNG's request to include a cost recovery filing to the BPU within the Company's base rate case petition, which was filed with the BPU on November 13, 2015. As of September 30, 2015, NJNG has opened two NGV stations to the public and development of an additional NGV station continues in Middletown Township.

On September 3, 2013, NJNG filed a petition seeking approval of NJ RISE, which consists of six capital investment projects estimated to cost $102.5 million over a five-year period, excluding AFUDC, for gas distribution storm hardening and mitigation projects, along with incremental depreciation expense. The submission was made in response to a March 2013 BPU order, initiating a proceeding to investigate prudent, cost efficient and effective opportunities to protect New Jersey's utility infrastructure from future major storm events. These system enhancements are intended to minimize service impacts during extreme weather events to customers that live in the most storm prone areas of NJNG's service territory. In the filing, NJNG seeks to recover the capital costs associated with NJ RISE through an annual adjustment to its base rates. In July 2014, the BPU approved a Stipulation of Settlement related to the recovery of the proposed NJ RISE capital infrastructure program. On May 29, 2015, NJNG filed a petition with the BPU requesting approval to recover costs through July 31, 2015. On October 15, 2015, the BPU approved a base rate increase resulting in a .07 percent increase to the average residential heat customer's bill, effective November 1, 2015. Investments through July 31, 2015 will earn a weighted average cost of capital of 6.74 percent, including a return on equity of 9.75 percent. Additional estimated capital expenditures through December 31, 2016, has been included for recovery in NJNG's base rate case petition, which was filed with the BPU on November 13, 2015.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive programs and the FRM program (through October 31, 2015). The Company is permitted to annually propose a process to evaluate and discuss alternative incentive programs, should performance of the existing incentives or market conditions warrant re-evaluation. On March 27, 2015, NJNG filed a letter petition with the BPU to continue its existing BGSS Incentive Programs. On October 15, 2015, the BPU issued an order approving the continuation of the BGSS Incentive Programs with modification to the storage incentive program, beginning with the 2015 storage injection period, and termination of the FRM Program, effective November 1, 2015.

SAVEGREEN

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives, which are designed to encourage the installation of high efficiency heating and cooling equipment and other energy efficiency upgrades to promote energy efficiency incentives to its residential and commercial customers while stimulating state and local economies through the creation of jobs. Depending on the specific initiative or approval, NJNG recovers costs associated with the programs over a two to 10-year period through a tariff rider mechanism. As of September 30, 2015, the BPU has approved total SAVEGREEN investments of approximately $219.3 million, of which, $117.5 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $20 million. The recovery includes a weighted average cost of capital that ranges from 6.69 percent, with a return on equity of 9.75 percent, to 7.76 percent, with a return on equity of 10.3 percent.

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

•	On March 18, 2015, the BPU approved the June 2014 compliance filing associated with SAVEGREEN to maintain the existing rate.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

•	On July 31, 2015, NJNG submitted its 2015 SAVEGREEN rate recovery filing to maintain its existing SAVEGREEN recovery rate.

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

•
June 2014 USF filing — NJNG filed to increase the statewide USF rate, resulting in a .4 percent increase to the average residential heat customer's bill effective October 1, 2014. The rate was approved by the BPU in September 2014.

•
In June 2014, the BPU approved NJNG's funding obligations for NJCEP for the period from July 2014 to June 2015, of approximately $15.6 million. Accordingly, NJNG recorded the obligation and corresponding regulatory asset on the Consolidated Balance Sheets.

•
September 2014 SBC filing — On May 19, 2015 the BPU approved a decrease to NJNG's SBC rate, resulting in a 3.3 percent decrease to the average residential heat customer's bill, effective June 1, 2015, and approved the recovery of NJNG's MGP expenditures incurred through June 2014. The rate includes a reduction in the SBC RA factor to $8.5 million annually and in the NJCEP factor to $16.3 million annually.

•
On June 19, 2015, NJNG submitted its annual USF compliance filing proposing to decrease the statewide USF rate, resulting in a .6 percent decrease to the average residential heat customer’s total bill effective October 1, 2015. The rate was approved by the BPU on September 11, 2015.

Other Regulatory Initiatives

In November 2012, NJNG filed a petition with the BPU requesting deferred accounting for uninsured incremental O&M costs associated with Superstorm Sandy, which was subsequently approved in May 2013. In March 2013, the BPU issued an Order establishing a generic proceeding to review the prudency of costs incurred by New Jersey utility companies in response to major storm events in 2011 and 2012. In July 2013, NJNG filed its detailed report including unreimbursed, uninsured incremental storm restoration costs and capital expenditures. As of September 30, 2015, NJNG has deferred $15.2 million of these costs as a regulatory asset. On October 22, 2014, the BPU approved, as prudent and reasonable, the deferred O&M storm costs, which are included for recovery in NJNG's base rate case petition, which was filed with the BPU on November 13, 2015.

In December 2012, NJNG filed a petition with the BPU requesting approval of a municipal consent in the Borough of Sayreville, New Jersey to provide natural gas distribution service to Red Oak Power, LLC, an electric generating facility. The municipal consent was approved by the BPU in September 2013. In December 2013, the BPU approved a gas transportation service agreement between TAQA Gen-X, LLC and NJNG that allows NJNG to deliver natural gas for consumption by Red Oak Power, LLC, through September 2022. Construction to connect to the plant commenced during the fourth quarter of fiscal 2014, and service began in the first quarter of fiscal 2015. The project cost approximately $1.4 million, which will be reimbursed by TAQA Gen-X, LLC through monthly demand charges that will be billed beginning the first quarter of fiscal 2016.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The SRL is an approximate 30-mile, 30-inch transmission main designed to support improved system integrity and reliability in the southern portion of NJNG's service territory, estimated to cost between $175 million and $180 million. On April 2, 2015, NJNG filed two petitions with the BPU to construct, operate and finalize the route for its SRL project. On June 5, 2015, NJNG filed two petitions with the BPU to amend the previously proposed route. The capital investment costs associated with SRL have been included for recovery in the base rate case petition filed with the BPU on November 13, 2015.

4.	DERIVATIVE INSTRUMENTS

The Company is subject to commodity price risk due to fluctuations in the market price of natural gas, SRECs, and electricity. To manage this risk, the Company enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas, SRECs, and electricity. In addition, the Company may utilize foreign currency derivatives as cash flow hedges of Canadian dollar denominated gas purchases and/or sales. These contracts, with a few exceptions as described below, are accounted for as derivatives. Accordingly, all of the financial and certain of the Company's physical derivative instruments are recorded at fair value on the Consolidated Balance Sheets. For a more detailed discussion of the Company's fair value measurement policies and level disclosures associated with NJR's derivative instruments, see Note 5. Fair Value.

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

NJRES also enters into natural gas transactions in Canada and, consequently, is exposed to fluctuations in the value of Canadian currency relative to the U.S. dollar. NJRES may utilize foreign currency derivatives to lock in the currency translation rate associated with natural gas transactions denominated in Canadian currency. The derivatives may include currency forwards, futures, or swaps and are accounted for as derivatives. These derivatives may be used to hedge future forecasted cash payments associated with transportation and storage contracts along with purchases of natural gas. The Company designates these foreign currency derivatives as cash flow hedges of that exposure, and expects the hedge relationship to be highly effective throughout the term. Since NJRES designates its foreign exchange contracts as cash flow hedges, changes in fair value of the effective portion of the hedge are recorded in OCI. When the foreign exchange contracts are settled and the related purchases are recognized in income, realized gains and (losses) are recognized in gas purchases on the Consolidated Statements of Operations. As of September 30, 2015, the Company had no open foreign currency hedges.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

In an April 2014 BPU Order, NJNG received regulatory approval to enter into interest rate risk management transactions related to long-term debt securities. On June 1, 2015, NJNG entered into a treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with the forecasted $125 million debt issuance expected in May 2018. This forecasted debt issuance coincides with the maturity of NJNG's existing $125 million, 5.6 percent notes due May 15, 2018. The change in fair value of NJNG's treasury lock agreement is recorded as a component of regulatory assets or liabilities on the Consolidated Balance Sheets since NJNG believes that the market value upon settlement will be recovered in future rates. Upon settlement, any gain or loss will be amortized in earnings over the life of the future debt issuance.

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Consolidated Balance Sheets as of September 30:

		Fair Value
		2015		2014
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
NJRES:
Foreign currency contracts	Derivatives - current	$—	$—	$—	$155
	Derivatives - noncurrent	—	—	—	—
Fair value of derivatives designated as hedging instruments		$—	$—	$—	$155
Derivatives not designated as hedging instruments:
NJNG:
Financial commodity contracts	Derivatives - current	$207	$10,163	$2,525	$2,205
	Derivatives - noncurrent	—	925	82	25
Interest rate contracts	Derivatives - noncurrent	—	4,228	—	—
NJRES:
Physical forward commodity contracts	Derivatives - current	4,854	9,281	15,391	30,778
	Derivatives - noncurrent	1,718	—	35	132
Financial commodity contracts	Derivatives - current	35,682	13,347	46,307	46,725
	Derivatives - noncurrent	2,626	386	5,537	6,533
Fair value of derivatives not designated as hedging instruments		$45,087	$38,330	$69,877	$86,398
Total fair value of derivatives		$45,087	$38,330	$69,877	$86,553

Offsetting of Derivatives

NJR transacts under master netting arrangements or equivalent agreements that allow it to offset derivative assets and liabilities with the same counterparty. However, NJR's policy is to present its derivative assets and liabilities on a gross basis on the Consolidated Balance Sheets.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the reported gross amounts, the amounts that NJR has the right to offset but elects not to, financial collateral, as well as the net amounts NJR could present on the Consolidated Balance Sheets but elects not to.

(Thousands)	Amounts Presented in Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of September 30, 2015:
Derivative assets:
NJRES
Physical forward commodity contracts	$6,562	$(1,326)	$—	$5,236
Financial commodity contracts	38,308	(13,734)	3,841	28,415
Total NJRES	$44,870	$(15,060)	$3,841	$33,651
NJNG
Financial commodity contracts	$207	$(207)	$—	$—
Interest rate contracts	—	—	—	—
Total NJNG	$207	$(207)	$—	$—
Derivative liabilities:
NJRES
Physical forward commodity contracts	$9,271	$(1,326)	$(1,200)	$6,745
Financial commodity contracts	13,733	(13,733)	—	—
Total NJRES	$23,004	$(15,059)	$(1,200)	$6,745
NJNG
Financial commodity contracts	$11,088	$(207)	$(10,881)	$—
Interest rate contracts	$4,228	$—	$—	$4,228
Total NJNG	$15,316	$(207)	$(10,881)	$4,228
As of September 30, 2014:
Derivative assets:
NJRES
Physical forward commodity contracts	$15,426	$(11,531)	$—	$3,895
Financial commodity contracts	51,844	(51,844)	—	—
Total NJRES	$67,270	$(63,375)	$—	$3,895
NJNG
Financial commodity contracts	$2,607	$(2,230)	$(377)	$—
Derivative liabilities:
NJRES
Physical forward commodity contracts	$30,910	$(12,058)	$(1,200)	$17,652
Financial commodity contracts	53,258	(51,844)	(1,414)	—
Foreign currency contracts	155	—	—	155
Total NJRES	$84,323	$(63,902)	$(2,614)	$17,807
NJNG
Financial commodity contracts	$2,230	$(2,230)	$—	$—

(1)	Derivative assets and liabilities are presented on a gross basis in the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Offsetting derivative instruments include: transactions with NAESB netting election, transactions held by FCMs with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs, as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations as of September 30:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated as hedging instruments:		2015	2014	2013
NJRES:
Physical commodity contracts	Operating revenues	$32,568	$(48,977)	$1,117
Physical commodity contracts	Gas purchases	(34,438)	(83,847)	(17,194)
Financial commodity contracts	Gas purchases	109,082	(118,872)	41,183
Total unrealized and realized (losses) gains		$107,212	$(251,696)	$25,106

The table above does not include gains (losses) associated with NJNG's financial derivatives that totaled $(33.4) million, $10.1 million and $1.8 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively, and the treasury rate lock of $(4.2) million for the fiscal year ended September 30, 2015. NJNG’s derivative contracts are part of the Company's risk management activities that relate to its natural gas purchases, BGSS incentive programs and debt financing. These transactions are entered into pursuant to regulatory guidance and at settlement the resulting gains and/or losses are payable to and/or recoverable from customers. Any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities resulting in no impact to earnings.

As previously noted, NJRES had no open foreign currency hedge transactions as of September 30, 2015. However, NJRES previously designated its foreign exchange contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and, upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to gas purchases on the Consolidated Statements of Operations. The following table reflects the effect of derivative instruments designated as cash flow hedges on OCI as of September 30:

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in cash flow hedging relationships:	2015	2014	2015	2014	2015	2014
Foreign currency contracts	$(402)	$(432)	$557	$266	$—	$—

NJNG and NJRES had the following outstanding long (short) derivatives as of September 30:

		Volume (Bcf)
		2015		2014
NJNG	Futures	25.8	(1)	17.3
NJRES	Futures	(91.1)		(62.1)
	Financial Options	1.2		1.2
	Physical	48.2		28.6

(1)	Not included is the notional amount of $125 million related to NJNG’s treasury lock agreement.

Broker Margin

Generally, exchange-traded futures contracts require posted collateral, referred to as margin, usually in the form of cash. The amount of margin required is comprised of a fixed initial amount based on exchange requirements and a variable amount based on a daily mark-to-market.

The Company maintains separate broker margin accounts for NJNG and NJRES. The balances as of September 30, by company, are as follows:

(Thousands)	Balance Sheet Location	2015	2014
NJNG	Broker margin - Current assets	$12,990	$1,057
NJRES	Broker margin - Current (liabilities) assets	$(4,103)	$26,282

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of September 30, 2015. Internally-rated exposure applies to counterparties that are not rated by S&P or Moody's. In these cases, the Company's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts, plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$103,706
Noninvestment grade	10,655
Internally-rated investment grade	8,168
Internally-rated noninvestment grade	8,751
Total	$131,280

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2015 and 2014, is $4.2 million and $39,000, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on September 30, 2015 and 2014, the Company would have been required to post an additional $4.2 million and $7,000, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

As of September 30, the estimated fair value of long-term debt at NJNG and NJR, including current maturities and excluding capital leases, as applicable, is as follows:

(Thousands)	2015	2014
NJNG
Carrying value (1)	$582,845	$432,845
Fair market value	$584,240	$453,773
NJR
Carrying value	$225,000	$125,000
Fair market value	$233,079	$133,136

(1)	Excludes capital leases of $46.9 million and $49.9 million as of September 30, 2015 and 2014, respectively.

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate, for the maturity of the specific issue and the Company's credit rating. As of September 30, 2015 and 2014, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

Level 2
Other significant observable inputs such as interest rates or price data, including both commodity and basis pricing that is observed either directly or indirectly from publications or pricing services. NJR's Level 2 assets and liabilities include over-the-counter physical forward commodity contracts and swap contracts or derivatives that are initially valued using observable quotes and are subsequently adjusted to include time value, credit risk or estimated transport pricing components for which no basis price is available. Level 2 financial derivatives consist of transactions with non-FCM counterparties (basis swaps, fixed swaps and/or options). NJNG's treasury lock is also considered Level 2 as valuation is based on quoted market interest and swap rates as inputs to the valuation model. Inputs are verifiable and do not require significant management judgment. For some physical commodity contracts the Company utilizes transportation tariff rates that are publicly available and that it considers to be observable inputs that are equivalent to market data received from an independent source. There are no significant judgments or adjustments applied to the transportation tariff inputs and no market perspective is required. Even if the transportation tariff input were considered to be a “model,” it would still be considered to be a Level 2 input as:

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

NJNG's and NJRES' financial derivatives portfolios consist mainly of futures, options and swaps. NJR primarily uses the market approach and its policy is to use actively quoted market prices when available. The principal market for its derivative transactions is the natural gas wholesale market, therefore, the primary sources for its price inputs are CME/NYMEX and ICE. NJRES uses Platts and Natural Gas Exchange for Canadian delivery points. However, NJRES also engages in transactions that result in transporting natural gas to delivery points for which there is no actively quoted market price. In most instances, the transportation cost to the final delivery location is not significant to the overall valuation. If required, NJRES' policy is to use the best information available to determine fair value based on internal pricing models, which would include estimates extrapolated from broker quotes or other pricing services.

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

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2015:
Assets
Physical forward commodity contracts	$—	$6,572	$—	$6,572
Financial derivative contracts - natural gas	38,515	—	—	38,515
Available for sale equity securities - energy industry (1)	59,475	—	—	59,475
Other (2)	1,572	—	—	1,572
Total assets at fair value	$99,562	$6,572	$—	$106,134
Liabilities
Physical forward commodity contracts	$—	$9,281	$—	$9,281
Financial commodity contracts - natural gas	24,821	—	—	24,821
Interest rate contracts	—	4,228	—	4,228
Total liabilities at fair value	$24,821	$13,509	$—	$38,330
As of September 30, 2014:
Assets
Physical forward commodity contracts	$—	$15,426	$—	$15,426
Financial derivative contracts - natural gas	54,451	—	—	54,451
Available for sale equity securities - energy industry (1)	10,672	—	—	10,672
Other (2)	1,299	—	—	1,299
Total assets at fair value	$66,422	$15,426	$—	$81,848
Liabilities
Physical forward commodity contracts	$—	$30,910	$—	$30,910
Financial commodity contracts - natural gas	55,488	—	—	55,488
Financial commodity contracts - foreign exchange	—	155	—	155
Total liabilities at fair value	$55,488	$31,065	$—	$86,553

(1)	Included in other noncurrent assets on the Consolidated Balance Sheets.

(2)	Includes various money market funds in Level 1.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

6.	INVESTMENTS IN EQUITY INVESTEES

Investments in equity investees includes NJR's equity method and cost method investments.

Equity Method Investments

During the fourth quarter of fiscal 2014, NJR, through a subsidiary, NJR Pipeline Company, formed PennEast with four other investors, with another investor joining in October 2014, plans to construct and operate an 118-mile pipeline that will extend from northeast Pennsylvania to western New Jersey.

On September 29, 2015, NJNR Pipeline exchanged its 5.53 percent ownership interest in Iroquois to DM for approximately 1.84 million DM Common Units. The units are accounted for as available for sale securities on the Consolidated Balance Sheets. The exchange resulted in a pre-tax gain of approximately $24.6 million that was deferred and will be recognized into income if and when the units are sold in the future.

As of September 30, NJR's equity method investments include the following:

(Thousands)	2015	2014
Steckman Ridge (1)	$125,649	$128,413
Iroquois	—	24,042
PennEast	6,353	555
Total	$132,002	$153,010
(1)Includes loans with a total outstanding principal balance of $70.4 million for both fiscal 2015 and 2014, which accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

NJRES and NJNG have transportation, storage and park and loan agreements with Steckman Ridge and Iroquois. In addition, NJNG has entered into a precedent capacity agreement with PennEast with an estimated service date of November 1, 2017. See Note 15. Related Party Transactions for more information on these intercompany transactions.

Cost Method Investments

During fiscal 2014 and most of fiscal 2015, NJRCEV held a minority equity interest in OwnEnergy, an onshore wind developer, which provided NJRCEV with the option to acquire wind farms that fit its investment profile. During the fourth quarter of fiscal 2015, OwnEnergy was acquired by a power producer and NJRCEV realized a $3 million pre-tax gain in exchange for its ownership interest, which is included in other income, net on the Consolidated Statements of Operations.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for the fiscal years ended September 30:

(Thousands, except per share amounts)	2015	2014	2013
Net income, as reported	$180,960	$141,970	$114,809
Basic earnings per share
Weighted average shares of common stock outstanding-basic	85,186	84,198	83,316
Basic earnings per common share	$2.12	$1.69	$1.38
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	85,186	84,198	83,316
Incremental shares (1)	1,079	724	312
Weighted average shares of common stock outstanding-diluted	86,265	84,922	83,628
Diluted earnings per common share (2)	$2.10	$1.67	$1.37

(1)	Incremental shares consist of stock options, stock awards and performance units.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for fiscal 2015, 2014 and 2013.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

8.	DEBT

NJNG and NJR finance working capital requirements and capital expenditures through the issuance of various long-term debt and other financing arrangements, including unsecured credit and private placement debt shelf facilities. Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit.

The following table presents the long-term debt of the Company as of September 30:

(Thousands)			2015	2014
NJNG
First mortgage bonds:		Maturity date:
4.50%	Series II	August 1, 2023	$10,300	$10,300
4.60%	Series JJ	August 1, 2024	10,500	10,500
4.90%	Series KK	October 1, 2040	15,000	15,000
5.60%	Series LL	May 15, 2018	125,000	125,000
Variable	Series MM	September 1, 2027	9,545	9,545
Variable	Series NN	August 1, 2035	41,000	41,000
Variable	Series OO	August 1, 2041	46,500	46,500
3.15%	Series PP	April 15, 2028	50,000	50,000
3.58%	Series QQ	March 13, 2024	70,000	70,000
4.61%	Series RR	March 13, 2044	55,000	55,000
2.82%	Series SS	April 15, 2025	50,000	—
3.66%	Series TT	April 15, 2045	100,000	—
Capital lease obligation-buildings		June 1, 2021	16,700	18,726
Capital lease obligation-meters		Various dates	30,188	31,143
Less: Current maturities of long-term debt			(11,138)	(9,505)
Total NJNG long-term debt			618,595	473,209
NJR
6.05%	Unsecured senior notes	September 24, 2017	50,000	50,000
1.94%	Unsecured senior notes	September 17, 2015	—	25,000
2.51%	Unsecured senior notes	September 17, 2018	25,000	25,000
3.25%	Unsecured senior notes	September 17, 2022	50,000	50,000
3.48%	Unsecured senior notes	November 7, 2024	100,000	—
Less: Current maturities of long-term debt			—	(25,000)
Total NJR long-term debt			225,000	125,000
Total long-term debt			$843,595	$598,209

Annual long-term debt redemption requirements, excluding capital leases, as of September 30, are as follows:

(Millions)	NJNG	NJR
2016	$—	$—
2017	$—	$50.0
2018	$125.0	$25.0
2019	$—	$—
2020	$—	$—
Thereafter	$457.8	$150.0

NJNG First Mortgage Bonds

NJNG and Trustee, entered into the Mortgage Indenture, dated September 1, 2014, which secures all of the outstanding First Mortgage Bonds issued under the Old Mortgage Indenture. The Mortgage Indenture provides a direct first mortgage lien upon substantially all of the operating properties and franchises of NJNG (other than excepted property, such as cash on hand, choses-in-action, securities, rent, natural gas meters and certain materials, supplies, appliances and vehicles), subject only to certain permitted encumbrances. The Mortgage Indenture contains provisions subjecting after-acquired property (other than excepted property and subject to pre-existing liens, if any, at the time of acquisition) to the lien thereof.

NJNG's Mortgage Indenture no longer contains a restriction on the ability of NJNG to pay dividends. New Jersey Administrative Code 14:4-4.7 states that a public utility cannot issue dividends if it's equity to total capitalization ratio falls below 30 percent without regulatory approval. As of September 30, 2015, NJNG's equity to total capitalization ratio is 54.2 percent and has the ability to issue up to $830.7 million of FMB under the terms of the Mortgage Indenture.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

In August 2011, NJNG completed a refunding of its outstanding Auction-Rate Securities whereby the EDA issued three series of Variable Rate Demand Notes with a total principal amount of $97 million and maturity dates ranging from September 2027 to August 2041. NJNG and the EDA entered into a Loan Agreement securing the payment of principal and interest on the notes by NJNG with a pledge of $97 million principal amount of First Mortgage Bonds issued by NJNG. This agreement was amended and restated effective September 1, 2014, to accommodate a new variable interest rate mode. In connection with the change in interest rate mode, NJNG entered into a Continuing Covenant Agreement dated September 24, 2014, with Wells Fargo Municipal Capital Strategies, LLC, pursuant to which Wells Fargo agreed to buy the EDA Bonds. Each series of EDA Bonds is expected to accrue interest for five years at a variable rate determined monthly, which rate is initially calculated as .55 percent plus 70 percent of one month LIBOR. The EDA Bonds are not subject to optional tender while they bear interest at a LIBOR index rate. Any remaining unamortized extinguished debt costs, will be amortized over the life of the new EDA Bonds in accordance with ASC 980, Regulated Operations, therefore, there was no impact to income upon extinguishment.

The rates on these types of investments are generally correlated with the Securities Industry and Financial Markets Association Municipal Swap Index and will initially accrue interest at a daily rate, with a maximum rate of 12 percent per annum. As of September 30, 2015, the interest rate on the EDA Bonds was .69 percent.

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

On May 27, 2014, NJNG redeemed the $12 million, 5 percent Series HH bonds, which were callable as of December 1, 2013.

On April 15, 2015, NJNG issued $50 million of 2.82 percent senior notes due April 15, 2025, and $100 million of 3.66 percent senior notes due April 15, 2045, secured by FMB in the private placement market pursuant to a note purchase agreement entered into on February 12, 2015. The proceeds of the notes were used for general corporate purposes, to refinance or retire debt and to fund capital expenditure requirements.

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

NJNG received $7.2 million, $7.6 million and $7.1 million for fiscal 2015, 2014 and 2013, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. During fiscal 2015, 2014 and 2013, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $768,000, $956,000 and $752,000, respectively. This sale-leaseback program is expected to continue on an annual basis.

Contractual commitments for capital lease payments, as of the fiscal years ended September 30, are as follows:

(Millions)	Lease Payments
2016	$13.3
2017	12.1
2018	10.2
2019	7.4
2020	6.6
Thereafter	3.6
Subtotal	53.2
Less: Interest component	(6.3)
Total	$46.9

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJR Long-term Debt

NJR has two unsecured, uncommitted private placement debt shelf note agreements. These debt shelf note agreements are used for general corporate purposes, including working capital and capital expenditures.

The first agreement was entered into with Prudential on June 30, 2011, in the amount of $75 million, which expired on June 30, 2014, and was amended effective July 25, 2014, by the First Amendment to the Prudential Facility, which allowed for another $100 million under the Prudential Facility. The notes issued under the Prudential Facility are guaranteed by certain unregulated subsidiaries of NJR. NJR has $50 million at 3.25 percent outstanding under this agreement, which will mature on September 17, 2022. On November 7, 2014, NJR issued another $100 million in senior notes at 3.48 percent under this facility due November 7, 2024.

On September 26, 2013, NJR entered into an unsecured, uncommitted $100 million private placement shelf note agreement with MetLife. The MetLife Facility, subject to the terms and conditions set forth therein, allows NJR to issue senior notes to MetLife or certain of MetLife's affiliates from time to time during a three-year issuance period ending September 26, 2016, on terms and conditions, including interest rates and maturity dates, to be agreed upon in connection with each note issuance. The notes issued under the MetLife Facility will be guaranteed by certain unregulated subsidiaries of NJR. As of September 30, 2015, $100 million remains available for borrowing under the MetLife Facility.

Additionally, NJR entered into another debt shelf note agreement on May 12, 2011, in the amount of $100 million, which expired on May 10, 2013. As of September 30, 2015, NJR had two series of notes outstanding under this agreement, $25 million at 1.94 percent, which matured on September 15, 2015, and $25 million at 2.51 percent, which will mature on September 15, 2018. Notes issued under these agreements are guaranteed by certain unregulated subsidiaries of the Company.

NJR had no long-term, variable-rate debt outstanding as of September 30, 2015 and 2014.

A summary of NJR's and NJNG's short-term bank facilities as of September 30, are as follows:

(Thousands)	2015	2014
NJR
Bank revolving credit facilities (1)	$425,000	$425,000
Notes outstanding at end of period	$39,350	$148,000
Weighted average interest rate at end of period	1.17%	1.08%
Amount available at end of period (2)	$369,176	$256,484
Bank revolving credit facilities (3)	$100,000	$—
Amount available at end of period	$100,000	$—
NJNG
Bank revolving credit facilities (4)	$250,000	$250,000
Commercial paper outstanding at end of period	$27,000	$153,000
Weighted average interest rate at end of period	.20%	0.12%
Amount available at end of period (5)	$222,269	$96,269

(1)	Committed credit facilities, which require commitment fees of .075 percent and .1 percent on the unused amounts as of September 30, 2015 and 2014, respectively.

(2)	Letters of credit outstanding total $16.5 million and $20.5 million as of September 30, 2015 and 2014, respectively, which reduces amount available by the same amount.

(3)	Uncommitted credit facilities, which require no commitment fees.

(4)	Committed credit facilities, which require commitment fees of .075 percent on the unused amounts.

(5)	Letters of credit outstanding total $731,000 and $731,000 as of September 30, 2015 and 2014, respectively, which reduces amount available by the same amount.

NJR Short-term Debt

NJR had a $325 million unsecured committed credit facility expiring August 22, 2017. Effective January 31, 2014, NJR utilized the accordion option available under the NJR Credit Facility to increase the amount of credit available from $325 million to $425 million. On September 28, 2015, NJR terminated and refinanced the facility with a new $425 million unsecured, committed

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

credit facility scheduled to expire on September 28, 2020, subject to two mutual options for a one-year extension beyond that date. The credit facility is used primarily to finance its share repurchases, to satisfy NJRES' short-term liquidity needs and to finance, on an initial basis, unregulated investments.

As of September 30, 2015, NJR has six letters of credit outstanding totaling $16.5 million. One letter of credit for $12 million is issued on behalf of NJRES and five letters of credit, which total $4.5 million, are issued on behalf of NJRCEV. These letters of credit reduce the amount available under NJR's committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

NJRES' letter of credit is used for margin requirements for natural gas transactions and expires on December 31, 2015. NJRCEV's letters of credit are used to secure construction of ground-mounted solar projects and to secure obligations pursuant to an Interconnection Services Agreement. They expire on dates ranging from December 27, 2015 to August 21, 2016.

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

On October 24, 2014, NJR entered into a $100 million uncommitted line of credit agreement, with Santander Bank, N.A., which expired on October 24, 2015.

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

As of September 30, 2015, NJNG has two letters of credit outstanding for $731,000. NJNG's letters of credit are used as collateral for remediation projects and expire on August 11, 2016. These letters of credit reduce the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparty, and will be renewed as necessary.

NJNG entered into the JPMC Facility, which was a $100 million four-year credit facility that was due to expire in August 2015, to provide liquidity support in the event of a failed remarketing of the EDA Bonds and to ensure payment of principal and interest. The JPMC Facility was terminated on September 26, 2014, as a result of the change in the interest rate mode on the EDA bonds.

9.	STOCK-BASED COMPENSATION

In January 2007, the NJR 2007 Stock Award and Incentive Plan replaced the 2002 Employee and Outside Director Long-Term Incentive Plan. Shares have been issued in the form of options, performance shares, restricted stock and deferred retention stock. The Outside Director Stock Compensation Plan allows for the issuance of non-restricted shares to non-employee directors. As of September 30, 2015, 2.9 million and 31,704 shares remain available for future issuance to employees and directors, respectively.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes all stock-based compensation expense recognized during the following fiscal years:

(Thousands)	2015	2014	2013
Stock-based compensation expense:
Performance share awards	$2,473	$2,509	$1,049
Restricted and non-restricted stock	1,899	1,664	1,081
Deferred retention stock	5,273	13,643	1,326
Compensation expense included in operation and maintenance expense	9,645	17,816	3,456
Income tax benefit	(3,940)	(7,278)	(1,412)
Total, net of tax	$5,705	$10,538	$2,044

Stock Options

The following table summarizes the stock option activity for the past three fiscal years:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2012	163,250	$14.36
Granted	—	—
Exercised	(30,000)	$12.54
Forfeited	—	—
Outstanding at September 30, 2013	133,250	$14.77
Granted	—	—
Exercised	(85,000)	$13.13
Forfeited	—	—
Outstanding at September 30, 2014	48,250	$15.00
Granted	—	—
Exercised	(48,250)	$15.00
Forfeited	—	—
Outstanding at September 30, 2015	—	—
Exercisable at September 30, 2015	—	—
Exercisable at September 30, 2014	48,250	$15.00
Exercisable at September 30, 2013	133,250	$14.77

There are no costs related to outstanding options for the stock options listed above. During fiscal 2015 and fiscal 2014, NJR received proceeds of $724,000 and $1.2 million, respectively, from the exercise of stock options.

Performance Shares

In fiscal 2015, the Company granted to various officers 41,214 performance shares, which are market condition awards that vest on September 30, 2017, subject to the Company meeting certain performance conditions. In fiscal 2015, the Company also granted to various officers 61,576 performance shares, of which 34,622 vest on September 30, 2017 and 26,954 vest annually over a three year period beginning on September 30, 2015, both of which are subject to the Company meeting certain performance conditions. In fiscal 2014, the Company granted to various officers 69,154 performance shares, which are market condition awards that vest on September 30, 2016, subject to the Company meeting certain performance conditions. In fiscal 2014, the Company also granted to various officers 78,574 performance shares, of which 50,480 vest in September 30, 2016 and 28,094 vest annually over a three year period beginning in September 2014, both of which are subject to the Company meeting certain performance conditions. In fiscal 2013, the Company granted to various officers 99,808 performance shares, which are market condition awards that vested on September 30, 2015. There is $3.2 million of deferred compensation related to unvested performance shares that is expected to be recognized over the next two years.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the performance share activity under the NJR 2007 Stock Award and Incentive Plan for the past three fiscal years:

	Shares (1)	Weighted Average Grant Date Fair Value
Non-vested and outstanding at September 30, 2012	169,486	$16.63
Granted	99,808	$15.37
Vested	—	—
Cancelled/forfeited (2)	(112,650)	$13.12
Non-vested and outstanding at September 30, 2013	156,644	$18.35
Granted	147,728	$20.28
Vested (3)	(56,836)	$23.59
Cancelled/forfeited	—	—
Non-vested and outstanding at September 30, 2014	247,536	$18.30
Granted	102,790	$28.25
Vested (4)	(112,446)	$17.10
Cancelled/forfeited(5)	(23,416)	$17.98
Non-vested and outstanding at September 30, 2015	214,464	$23.40

(1)
The number of common shares issued related to certain performance shares may range from zero to 150 percent of the number of shares shown in the table above based on the Company's achievement of performance goals.

(2)
As certified by the Company's Leadership and Compensation Committee on November 12, 2013, the number of common shares granted in fiscal 2011 related to performance shares and market condition shares earned was zero. The number represented on this line is the target number of 100 percent. See footnote (1) above.

(3)
As certified by the Company's Leadership and Compensation Committee on November 11, 2014, the number of common shares related to performance shares earned was 150 percent, or 85,254 shares, excluding accumulated dividends. The number represented on this line is the target number of 100 percent. See footnote (1) above.

(4)
As certified by the Company's Leadership and Compensation Committee on November 10, 2015, the number of common shares related to performance shares earned was 120 percent, or 112,918 shares, excluding accumulated dividends. The number represented on this line is the target number of 100 percent. See footnote (1) above. Also included in the vested number are 9,364 shares certified by the Leadership and Compensation Committee on November 11, 2014 and 8,984 shares certified by the Leadership and Compensation Committee on November 10, 2015.

(5)
As certified by the Company's Leadership and Compensation Committee on November 10, 2015, 9,364 shares were canceled due to not achieving a certain performance target. The remainder were forfeitures due to individuals departing the company.

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

Restricted Stock

In fiscal 2015, the Company granted 48,542 shares of restricted stock that vest annually over a three year period beginning in October 2015. In fiscal 2015, the Company also granted 10,236 shares of restricted stock that will vest October 15, 2017 and 3,194 that vested September 30, 2015. In fiscal 2014, the Company granted 33,356 shares of restricted stock that vest annually over a three year period beginning in October 2014. In fiscal 2013, the Company granted 4,278 shares of restricted stock that vested in October 2015. There is $798,000 of deferred compensation related to unvested restricted stock shares that is expected to be recognized over the next two years.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the restricted stock activity under the NJR 2007 Stock Award and Incentive Plan for the past three fiscal years:

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2012	118,692	$20.20	—
Granted	4,278	$20.31	—
Vested	(39,359)	$19.55	$888
Cancelled/forfeited	(5,100)	$20.37	—
Non-vested and outstanding at September 30, 2013	78,511	$20.53	—
Granted	33,356	$22.78	—
Vested	(68,460)	$20.37	$1,534
Cancelled/forfeited	(1,916)	$20.37	—
Non-vested and outstanding at September 30, 2014	41,491	$22.60	—
Granted	61,972	$29.41	—
Vested	(18,170)	$24.45	$510
Cancelled/forfeited	(3,801)	$26.79	—
Non-vested and outstanding at September 30, 2015	81,492	$27.17	—

Deferred Retention Stock

Deferred retention stock awards vest immediately when granted, with shares delivered at a future date in accordance with the terms of the underlying agreements. The expense for these awards is recognized in the fiscal year in which services are rendered. The related shares are granted upon approval by the Board of Directors, which generally occurs subsequent to the fiscal year end.

The following table summarizes the deferred retention stock award under the NJR 2007 Stock Award and Incentive Plan for the past three fiscal years:

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Outstanding at September 30, 2012	98,342	$23.59	—
Granted/Vested	134,590	$20.31	—
Delivered	—	—	—
Forfeited	(9,346)	$21.72	—
Outstanding at September 30, 2013	223,586	$21.69	—
Granted/Vested	57,970	$22.88	—
Delivered	—	—	—
Forfeited	(4,774)	$21.47	—
Outstanding at September 30, 2014	276,782	$21.95	—
Granted/Vested	462,790	$29.32	—
Delivered	(95,098)	$23.62	$2,519
Forfeited	(11,744)	$24.69	—
Outstanding at September 30, 2015	632,730	$27.03	—

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Non-Employee Director Stock

Non-employee director compensation includes an annual retainer that is awarded in stock. In January 2015, the company issued 26,122 shares for the annual retainer with a weighted average fair value of $30.63 per share. The shares vested immediately and are amortized to expense over a 12-month period. As of September 30, 2015, there is $200,000 of expense remaining to be recognized through December 31, 2015. In January 2014 and January 2013, the company issued 31,696 and 32,524 shares for the annual retainer with weighted average fair values of $22.40 and $19.99, respectively.

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

The Company maintains an unfunded nonqualified PEP that was established to provide employees with the full level of benefits as stated in the qualified plan without reductions due to various limitations imposed by the provisions of federal income tax laws and regulations. There were no plan assets in the nonqualified plan due to the nature of the plan.

During the fourth quarter of fiscal 2014, the Company implemented a voluntary early retirement program to certain employees and recognized an expense of approximately $5 million, including pension and postemployment benefit costs of $3.5 million related to special termination benefits and $1.5 million related to other severance benefits.

The Company's funding policy for its pension plans is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. In fiscal 2015 and 2014, the Company had no minimum funding requirements. The Company made no discretionary contributions to the pension plans in fiscal 2015 or 2014. The Company plans to make a discretionary contribution of $30 million during the first quarter of fiscal 2016 to improve the funded status of the pension plans based on current actuarial assumptions, which includes the most recent mortality table change. The Company does not expect to be required to make additional contributions to fund the pension plans over the following two fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents.

There are no Federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. The Company contributed $5.7 million and $5 million, in fiscal 2015 and 2014, respectively, and estimates that it will contribute between $3 million to $5 million over the next five years. Additional contributions may be required based on market conditions and changes to assumptions.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following summarizes the changes in the funded status of the plans and the related liabilities recognized on the Consolidated Balance Sheets as of September 30:

	Pension (1)		OPEB
(Thousands)	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation at beginning of year	$227,699	$198,826	$127,773	$112,771
Service cost	7,485	6,143	4,253	3,923
Interest cost	10,199	10,066	5,739	5,734
Plan participants' contributions	47	47	60	38
Special termination benefits	—	2,814	—	648
Actuarial loss	17,418	21,440	3,891	6,792
Benefits paid, net of retiree subsidies received	(6,861)	(11,637)	(3,349)	(2,133)
Benefit obligation at end of year	$255,987	$227,699	$138,367	$127,773
Change in plan assets
Fair value of plan assets at beginning of year	$211,653	$200,236	$56,909	$49,555
Actual return on plan assets	(5,813)	22,923	(1,799)	4,590
Employer contributions	97	85	5,672	4,970
Benefits paid, net of plan participants' contributions	(6,814)	(11,591)	(3,513)	(2,206)
Fair value of plan assets at end of year	$199,123	$211,653	$57,269	$56,909
Funded status	$(56,864)	$(16,046)	$(81,098)	$(70,864)
Amounts recognized on Consolidated Balance Sheets
Postemployment employee benefit (liability)
Current	$(71)	$(100)	$(477)	$(136)
Noncurrent	(56,793)	(15,946)	(80,621)	(70,728)
Total	$(56,864)	$(16,046)	$(81,098)	$(70,864)

(1)	Includes the Company's PEP.

The Company recognizes a liability for its underfunded benefit plans as required by the Compensation - Retirement Benefits Topic of the ASC. The Company records the offset to regulatory assets for the portion of liability relating to NJNG and to accumulated other comprehensive income for the portion of the liability related to its unregulated operations.

The following table summarizes the amounts recognized in regulatory assets and accumulated other comprehensive income as of September 30:

	Regulatory Assets		Accumulated Other Comprehensive Income (Loss)
	Pension	OPEB	Pension	OPEB
Balance at September 30, 2013	$56,664	$41,812	$14,427	$(2,142)
Amounts arising during the period:
Net actuarial loss	10,563	4,277	6,243	2,098
Amounts amortized to net periodic costs:
Net actuarial (loss) gain	(5,326)	(2,607)	(3,085)	107
Prior service (cost) credit	(107)	303	(4)	54
Net transition obligation	—	(11)	—	—
Balance at September 30, 2014	$61,794	$43,774	$17,581	$117
Amounts arising during the period:
Net actuarial loss	30,579	9,563	9,742	1,103
Amounts amortized to net periodic costs:
Net actuarial (loss)	(5,305)	(2,911)	(1,680)	(32)
Prior service (cost) credit	(108)	311	(3)	54
Net transition obligation	—	—	—	—
Balance at September 30, 2015	$86,960	$50,737	$25,640	$1,242

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The amounts in regulatory assets and accumulated other comprehensive income not yet recognized as components of net periodic benefit cost as of September 30 are:

	Regulatory Assets				Accumulated Other Comprehensive Income (Loss)
	Pension		OPEB		Pension		OPEB
(Thousands)	2015	2014	2015	2014	2015	2014	2015	2014
Net actuarial loss	$86,070	$60,797	$52,462	$45,809	$25,632	$17,570	$1,495	$425
Prior service cost (credit)	890	997	(1,725)	(2,035)	8	11	(253)	(308)
Net transition obligation	—	—	—	—	—	—	—	—
Total	$86,960	$61,794	$50,737	$43,774	$25,640	$17,581	$1,242	$117

Amounts included in regulatory assets and accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in fiscal 2016 are as follows:

	Regulatory Assets		Accumulated Other Comprehensive Income (Loss)
(Thousands)	Pension	OPEB	Pension	OPEB
Net actuarial loss	$5,606	$3,175	$1,675	$99
Prior service cost (credit)	108	(311)	3	(54)
Total	$5,714	$2,864	$1,678	$45

The accumulated benefit obligation for the pension plans, including the PEP, exceeded the fair value of plan assets. The projected benefit and accumulated benefit obligations and the fair value of plan assets as of September 30, are as follows:

	Pension
(Thousands)	2015	2014
Projected benefit obligation	$255,987	$227,699
Accumulated benefit obligation	$217,937	$198,058
Fair value of plan assets	$199,123	$211,653

The components of the net periodic cost for pension benefits, including the Company's PEP, and OPEB costs (principally health care and life insurance) for employees and covered dependents for fiscal years ended September 30, are as follows:

	Pension			OPEB
(Thousands)	2015	2014	2013	2015	2014	2013
Service cost	$7,485	$6,143	$6,871	$4,253	$3,923	$4,686
Interest cost	10,199	10,066	8,942	5,739	5,734	5,148
Expected return on plan assets	(17,090)	(15,475)	(14,825)	(4,977)	(4,174)	(3,653)
Recognized actuarial loss	6,985	5,596	7,646	2,943	2,500	3,857
Prior service cost (credit) amortization	111	111	108	(364)	(357)	(355)
Recognized net initial obligation	—	—	—	—	11	26
Net periodic benefit cost	$7,690	$6,441	$8,742	$7,594	$7,637	$9,709
Special termination benefit	—	2,814	—	—	648	—
Net periodic benefit cost recognized as expense	$7,690	$9,255	$8,742	$7,594	$8,285	$9,709

The weighted average assumptions used to determine benefit costs during the fiscal year and obligations as of September 30, are as follows:

	Pension					OPEB
	2015		2014		2013	2015		2014	2013
Benefit costs:
Discount rate	4.55%		5.15%		4.30%	4.55%		5.15%	4.30%
Expected asset return	8.75%		8.25%		8.50%	8.75%		8.25%	8.50%
Compensation increase	3.25%		3.25%		3.25%	3.50%		3.50%	3.25%

Obligations:
Discount rate	4.50%		4.55%		5.15%	4.60/4.55%	(1)	4.55%	5.15%
Compensation increase	3.25/3.50%	(1)	3.25/3.50%	(1)	3.25%	3.50%		3.50%	3.25%

(1)	Percentages for represented and nonrepresented plans, respectively.

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

Information relating to the assumed HCCTR used to determine expected OPEB benefits as of September 30, and the effect of a one percent change in the rate, are as follows:

($ in thousands)	2015	2014	2013
HCCTR	6.7%	7.1%	7.3%
Ultimate HCCTR	4.8%	4.8%	4.8%
Year ultimate HCCTR reached	2022	2022	2022

Effect of a 1 percentage point increase in the HCCTR on:
Year-end benefit obligation	$26,025	$20,965	$18,008
Total service and interest cost	$2,026	$1,885	$2,156
Effect of a 1 percentage point decrease in the HCCTR on:
Year-end benefit obligation	$(20,427)	$(16,932)	$(14,629)
Total service and interest costs	$(1,593)	$(1,493)	$(1,675)

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

The mix and targeted allocation of the pension and OPEB plans' assets are as follows:

	2016	Assets at
	Target	September 30,
Asset Allocation	Allocation	2015	2014
U.S. equity securities	40%	38%	39%
International equity securities	20	19	20
Fixed income	40	43	41
Total	100%	100%	100%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

(Thousands)	Pension	OPEB
2016	$7,958	$3,755
2017	$8,383	$4,122
2018	$9,106	$4,524
2019	$9,807	$5,005
2020	$10,542	$5,513
2021 - 2025	$67,414	$35,509

The Company 's OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D. Therefore, under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company qualifies for federal subsidies.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The estimated subsidy payments are:

Estimated Subsidy Payment
Fiscal Year	(Thousands)
2016	$210
2017	$231
2018	$253
2019	$276
2020	$304
2021 - 2025	$2,067

Pension and OPEB assets held in the master trust, measured at fair value, as of September 30, are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)
(Thousands)	Pension		OPEB
Assets	2015	2014	2015	2014
Money market funds	$—	$50	$2,237	$1,154
Registered Investment Companies:
Equity Funds
Large Cap Index	63,285	70,358	17,460	19,092
Extended Market Index	11,827	12,475	3,762	3,733
International Stock	37,353	41,833	10,261	10,309
Fixed Income Funds
Emerging Markets	8,857	10,029	2,617	2,798
Core Fixed Income	—	—	7,148	6,522
Opportunistic Income	—	—	4,179	3,960
Ultra Short Duration	—	—	3,960	3,761
High Yield Bond Fund	20,532	21,054	5,645	5,580
Long Duration Fund	57,269	55,854	—	—
Total assets at fair value	$199,123	$211,653	$57,269	$56,909

The Plan had no Level 2 or Level 3 fair value measurements during fiscal 2015 and 2014, and there have been no changes in valuation methodologies as of September 30, 2015. The following is a description of the valuation methodologies used for assets measured at fair value:

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

Defined Contribution Plan

The Company offers a Savings Plan to eligible employees. As of January 1, 2015, the Company matches 65 percent of participants' contributions up to 6 percent of base compensation. Represented NJRHS employees, non-represented employees hired on or after October 1, 2009, and NJNG represented employees hired on or after January 1, 2012, are eligible for an employer special contribution of between 3 and 4 percent of base compensation, depending on years of service, into the Savings Plan on

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

their behalf. The amount expensed and contributed for the matching provision of the Savings Plan was $2.6 million in fiscal 2015, $2.2 million in fiscal 2014 and $1.9 million in fiscal 2013. The amount contributed for the employer special contribution of the Savings Plan was $461,000 in fiscal 2015, $374,000 in fiscal 2014 and $193,000 in fiscal 2013.

11.	ASSET RETIREMENT OBLIGATIONS

The Company recognizes AROs when the legal obligation to retire an asset has been incurred and a reasonable estimate of fair value can be made. Accordingly, NJR recognizes AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which is required by New Jersey law when taking such gas distribution pipeline out of service. NJR also recognizes AROs related to NJRCEV's solar and wind assets when there are decommissioning provisions in NJRCEV's lease agreements that require removal of the asset.

Accretion amounts associated with NJNG's ARO are not reflected as an expense, but rather are deferred as a regulatory asset and netted against NJNG's regulatory liabilities, for presentation purposes, on the Consolidated Balance Sheets. Accretion amounts associated with NJRCEV's ARO are recognized as a component of operations and maintenance expense on NJR's Consolidated Statements of Operations.

The following is an analysis of the change in the Company's AROs for the fiscal year ended September 30:

(Thousands)	2015	2014
Balance at October 1	$30,495	$28,711
Accretion	2,262	2,012
Additions	2,185	925
Revisions in estimated cash flows	(14,763)	—
Retirements	(1,034)	(1,153)
Balance at period end	$19,145	$30,495

The fiscal 2015 revision in estimated cash flows in the table above reflects a more accurate projection of settlement of NJNG's AROs associated with its main and service assets, which is more in line with the calculated survival curves used in a recent NJNG deprecation study. The change in settlement timing, as well as related changes in the inflation and discount rates used to measure the expected retirement costs, resulted in the $14.8 million decrease in NJNG's ARO liability.

Accretion for the next five years is estimated to be as follows:

(Thousands)
Fiscal Year Ended September 30,	Estimated Accretion
2016	$1,211
2017	1,273
2018	1,340
2019	1,403
2020	1,469
Total	$6,696

12.	INCOME TAXES

A reconciliation of the U.S. federal statutory rate of 35 percent to the effective rate from operations for the fiscal years ended September 30, 2015, 2014 and 2013 is as follows:

(Thousands)	2015	2014	2013
Statutory income tax expense	$84,239	$67,834	$52,661
Change resulting from
State income taxes	8,233	7,785	5,168
Depreciation and cost of removal	(5,149)	(4,437)	(5,769)
Investment/production tax credits	(30,096)	(23,083)	(18,749)
Basis adjustment of solar assets due to ITC	4,861	3,959	3,225
Other	(2,364)	(218)	(961)
Income tax provision	$59,724	$51,840	$35,575
Effective income tax rate	24.8%	26.8%	23.6%

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The income tax provision (benefit) from operations consists of the following:

(Thousands)	2015	2014	2013
Current
Federal	$20,492	$37,904	$12,248
State	5,473	11,096	1,763
Deferred
Federal	56,480	24,963	34,127
State	7,375	960	6,186
Investment/production tax credits	(30,096)	(23,083)	(18,749)
Income tax provision	$59,724	$51,840	$35,575

The temporary differences, which give rise to deferred tax assets and (liabilities), consist of the following:

(Thousands)	2015	2014
Deferred tax assets
Investment tax credits (1)	$24,770	$10,341
Deferred service contract revenue	3,440	3,299
Incentive compensation	10,369	14,632
Fair value of derivatives	—	14,350
State net operating losses	12,757	8,962
Conservation incentive plan	2,091	2,312
Underrecovered gas costs	2,827	—
Other	12,762	10,078
Total deferred tax assets	$69,016	$63,974
Deferred tax liabilities
Property related items	$(440,420)	$(371,017)
Remediation costs	(7,641)	(12,429)
Equity investments	(37,930)	(35,474)
Post employment benefits	(2,976)	(10,268)
Fair value of derivatives	(3,180)	—
Under-recovered gas costs	—	(5,056)
Other	(13,409)	(11,751)
Total deferred tax liabilities	$(505,556)	$(445,995)

Total net deferred tax liabilities	$(436,540)	$(382,021)
(1)    Includes $2.7 million and $2.8 million for NJNG for fiscal 2015 and fiscal 2014, respectively, which is being amortized over the life of the related assets and $22.1 million and $7.5 million for NJRCEV for fiscal 2015 and fiscal 2014, respectively, which is ITC carryforward.

The Company and one or more of its subsidiaries files or expects to file income and/or franchise tax returns in the U.S. Federal jurisdiction and in the states of New Jersey, New York, Connecticut, Texas, Delaware, Pennsylvania, North Carolina, Louisiana, Montana, Kansas, Iowa and the City of New York. The Company neither files in, nor believes it has a filing requirement in, any foreign jurisdictions, except Canada.

The Company's federal income tax returns through fiscal 2010 have either been reviewed by the IRS, or the related statute of limitations has expired and all matters have been settled. The IRS is currently examining tax returns for fiscal 2011 through fiscal 2013.

The State of New Jersey is currently conducting a sales and use tax examination for the period from July 1, 2011 through June 30, 2015, and a corporate business tax examination for the period from October 1, 2009 through September 30, 2013. All periods subsequent to those ended September 30, 2010, are statutorily open to examination in all applicable states with the exception of New York. In New York, all periods subsequent to September 30, 2012, are statutorily open to examination.

In May 2013, the State of New Jersey completed their audit of NJRES for the periods ended September 30, 2008, 2009 and 2010. The audit resulted in a refund of $1.1 million that was related primarily to state apportionment differences.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. As of September 30, 2015 and 2014, based on its analysis, the Company determined there was no need to recognize any liabilities associated with uncertain tax positions.

As of September 30, 2015, the Company has state income tax net operating losses of approximately $218.1 million, which generally have a life of 20 years. The company has recorded a deferred state tax asset of approximately $12.8 million on the Consolidated Balance Sheets, reflecting the tax benefit associated with the loss carryforwards. In addition, as of September 30, 2015 and 2014, the Company has recorded a valuation allowance of $176,000 and $212,000, respectively, because it believes that it is more likely than not that the net operating losses related to CR&R and NJR will expire unused.

In addition, as of September 30, 2015, the Company has an ITC/PTC carryforward of approximately $22.1 million, which has a life of 20 years. This carryforward will begin to expire in fiscal 2035. The Company expects to utilize this entire carryforward in fiscal 2016.

The deferred tax assets will expire as follows:

(Thousands)
Fiscal years 2016 - 2019	$—
Fiscal years 2020 - 2024	—
Fiscal years 2025 - 2029	43
Fiscal years 2030 - 2035	34,814
Total	$34,857

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

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through October 2032, for the supply, storage and transportation of natural gas. These contracts include annual fixed charges of approximately $86.9 million at current contract rates and volumes, which are recoverable through BGSS.

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

Commitments as of September 30, 2015, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2016	2017	2018	2019	2020	Thereafter
NJRES:
Natural gas purchases	$230,355	$4,438	$—	$—	$—	$—
Storage demand fees	27,734	12,162	7,591	4,473	3,672	3,270
Pipeline demand fees	82,777	35,118	15,440	7,513	4,256	3,900
Sub-total NJRES	$340,866	$51,718	$23,031	$11,986	$7,928	$7,170
NJNG:
Natural gas purchases	$64,834	$71,248	$11,516	$—	$—	$—
Storage demand fees	29,019	25,332	15,871	11,079	5,345	—
Pipeline demand fees	57,840	81,767	91,591	90,198	89,431	783,029
Sub-total NJNG	$151,693	$178,347	$118,978	$101,277	$94,776	$783,029
Total (1)	$492,559	$230,065	$142,009	$113,263	$102,704	$790,199

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

As of September 30, 2015, the Company's future minimum lease payments under various operating leases will not be more than $2.4 million annually for the next five years and $36.6 million in the aggregate for all years thereafter.

Guarantees

As of September 30, 2015, there were NJR guarantees covering approximately $286.3 million of natural gas purchases and NJRES demand fee commitments not yet reflected in accounts payable on the Consolidated Balance Sheets.

Legal Proceedings

Manufactured Gas Plant Remediation

NJNG is responsible for the remedial cleanup of five MGP sites, dating back to gas operations in the late 1800s and early 1900s, which contain contaminated residues from former gas manufacturing operations. NJNG is currently involved in administrative proceedings with the NJDEP, and participating in various studies and investigations by outside consultants, to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted, under Administrative Consent Orders or Memoranda of Agreement with the NJDEP.

NJNG may recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In February 2012, NJNG filed its 2011 SBC filing, requesting approval of its MGP expenditures incurred through June 30, 2011, which would continue its existing overall SBC rate and recovery at approximately $20 million. In July 2013, NJNG requested approval of its MGP expenditures incurred through June 2013, as well as a reduction in the RA factor to $18.7 million annually. The petition was provisionally approved by the BPU on November 22, 2013, with rates effective December 1, 2013, and was approved on a final basis in July 2014. In September 2014, NJNG requested approval of its MGP expenditures incurred through June 2014 and to recover $8.5 million annually related to the SBC RA factor. The petition was approved by the BPU on May 19, 2015, with rates effective June 1, 2015. As of September 30, 2015, $18.9 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets.

NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $150.9 million to $242.1 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, as of September 30, 2015, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $180.4 million on the Consolidated Balance Sheets, based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

NJR organizes its businesses based on its products and services as well as the regulatory environment. As a result, the Company manages the businesses through the following reportable segments and other operations: the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Energy Services segment consists of unregulated wholesale energy operations; the Clean Energy Ventures segment consists of capital investments in distributed power projects; the Midstream segment consists of NJR's investments in natural gas transportation and storage facilities; and the Home Services and Other operations consist of heating, cooling and water appliance sales, installations and services, commercial real estate development, other investments and general corporate activities. Information related to the Company's various business segments and other operations is detailed below:

(Thousands)
Fiscal Years Ended September 30,	2015	2014	2013
Operating revenues
Natural Gas Distribution
External customers	$781,970	$819,415	$787,987
Energy Services
External customers (1)	1,872,781	2,858,703	2,351,084
Intercompany	61,526	72,114	5,494
Clean Energy Ventures
External customers	32,513	14,575	11,988
Subtotal	2,748,790	3,764,807	3,156,553
Home Services and Other
External customers	46,723	45,452	47,009
Intercompany	1,980	1,235	945
Eliminations	(63,506)	(73,349)	(6,439)
Total	$2,733,987	$3,738,145	$3,198,068
Depreciation and amortization
Natural Gas Distribution	$43,085	$40,540	$37,999
Energy Services	90	59	44
Clean Energy Ventures	17,297	11,295	8,477
Midstream	6	6	6
Subtotal	60,478	51,900	46,526
Home Services and Other	952	846	786
Eliminations	(31)	(4)	(2)
Total	$61,399	$52,742	$47,310
Interest income (2)
Natural Gas Distribution	$336	$999	$653
Energy Services	438	222	1
Clean Energy Ventures	26	—	—
Midstream	977	950	1,065
Subtotal	1,777	2,171	1,719
Home Services and Other	217	1	2
Eliminations	(1,414)	(950)	(884)
Total	$580	$1,222	$837

(1)	Includes sales to Canada, which accounted for 3.7, 3.3 and 5.9 percent of total operating revenues during fiscal 2015, 2014 and 2013, respectively.

(2)	Included in other income, net on the Consolidated Statement of Operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

(Thousands)
Fiscal Years Ended September 30,	2015	2014	2013
Interest expense, net of capitalized interest
Natural Gas Distribution	$18,534	$16,683	$14,995
Energy Services	1,209	1,725	2,534
Clean Energy Ventures	7,635	5,300	3,387
Midstream	717	1,396	1,962
Subtotal	28,095	25,104	22,878
Home Services and Other	49	359	1,101
Eliminations	(423)	—	—
Total	$27,721	$25,463	$23,979
Income tax provision (benefit)
Natural Gas Distribution	$39,544	$39,374	$35,399
Energy Services	39,043	26,458	10,516
Clean Energy Ventures	(26,968)	(21,937)	(17,711)
Midstream	6,849	5,227	4,993
Subtotal	58,468	49,122	33,197
Home Services and Other	1,551	2,460	2,550
Eliminations	(295)	258	(172)
Total	$59,724	$51,840	$35,575
Equity in earnings of affiliates
Midstream	$17,487	$14,078	$13,868
Eliminations	(4,078)	(3,546)	(3,519)
Total	$13,409	$10,532	$10,349
Net financial earnings
Natural Gas Distribution	$76,287	$74,204	$73,846
Energy Services	42,122	79,735	19,311
Clean Energy Ventures	20,101	12,654	10,060
Midstream	9,780	7,498	7,199
Subtotal	148,290	174,091	110,416
Home Services and Other	3,420	2,798	3,292
Eliminations	(207)	(32)	(27)
Total	$151,503	$176,857	$113,681
Capital expenditures
Natural Gas Distribution	$168,875	$152,566	$137,083
Clean Energy Ventures	151,002	135,543	59,125
Subtotal	319,877	288,109	196,208
Home Services and Other	209	1,179	1,042
Total	$320,086	$289,288	$197,250
Investments in equity investees
Midstream	5,780	555	—
Total	$5,780	$555	$—

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

(Thousands)	2015	2014	2013
Consolidated NFE	$151,503	$176,857	$113,681
Less:
Unrealized (gain) loss on derivative instruments and related transactions	(38,681)	28,534	(9,418)
Effects of economic hedging related to natural gas inventory	(8,225)	26,639	7,635
Tax adjustments	17,449	(20,286)	655
Consolidated net income	$180,960	$141,970	$114,809

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	2015	2014	2013
Assets at end of period:
Natural Gas Distribution	$2,331,060	$2,143,684	$2,094,940
Energy Services	269,718	457,080	468,096
Clean Energy Ventures	526,475	380,707	253,663
Midstream	182,184	153,891	153,536
Subtotal	3,309,437	3,135,362	2,970,235
Home Services and Other	94,206	82,413	85,293
Intercompany assets (1)	(64,605)	(58,971)	(50,745)
Total	$3,339,038	$3,158,804	$3,004,783

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

15.	RELATED PARTY TRANSACTIONS

NJRES may periodically enter into storage or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge, or transportation agreements with its affiliated FERC-regulated interstate pipeline, Iroquois. As of September 30, 2015, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which expire by October 31, 2020. Additionally, NJRES has transportation capacity with Iroquois that expires by October 31, 2020. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois were $6.6 million, $6.2 million and $6.1 million during the fiscal years ended September 30, 2015, 2014 and 2013, respectively. As of September 30, 2015, NJRES had demand fees payable of $375,000 and $403,000 to Steckman Ridge and Iroquois, respectively, which are included in gas

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

purchases payable. As of September 30, 2014, fees payable to Steckman Ridge and Iroquois were $187,000 and $389,000 respectively.

In January 2010, NJNG entered into a 10-year agreement effective April 1, 2010, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG's BGSS mechanism and are included in regulatory assets. Additionally, NJNG has transportation capacity with Iroquois that expires by January 31, 2019. Demand fees, net of eliminations, associated with both Steckman Ridge and Iroquois were $6.3 million, $6.4 million and $5.9 million during the fiscal years ended September 30, 2015, 2014 and 2013, respectively. NJNG had demand fees payable to Steckman Ridge in the amount of $775,000 as of September 30, 2015 and $775,000 as of September 30, 2014. NJNG had fees payable to Iroquois of $48,000 and $48,000 as of September 30, 2015 and September 30, 2014, respectively.

NJNG and NJRES have entered into various asset management agreements. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to NJRES for the entire term of the agreements. NJNG retains the right to purchase market priced or fixed price storage gas from NJRES. As of September 30, 2015, NJNG and NJRES had three asset management agreements with expiration dates ranging from March 2016 through October 2016.

In the fourth quarter of fiscal 2014, NJNG entered into a 15-year transportation precedent agreement for committed capacity of 180,000 dths per day with PennEast with an estimated service date of November 1, 2017.

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of financial data for each quarter of fiscal 2015 and 2014 follows. Due to the seasonal nature of the Company's businesses, quarterly amounts vary significantly during the fiscal year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results of the interim periods.

	First	Second	Third	Fourth
(Thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2015
Operating revenues	$824,124	$1,013,090	$458,467	$438,306
Gross margin (1)	$225,787	$145,189	$51,217	$82,177
Operating income (loss)	$168,697	$82,806	$(9,309)	$6,257
Net income (loss)	$123,320	$60,903	$(7,460)	$4,197
Earnings (loss) per share
Basic	$1.46	$0.71	$(0.09)	$0.05
Diluted	$1.44	$0.71	$(0.09)	$0.05
2014
Operating revenues	$878,405	$1,579,569	$688,257	$591,914
Gross margin (1)	$64,432	$315,849	$28,474	$47,375
Operating income (loss)	$12,224	$247,012	$(29,208)	$(28,838)
Net income (loss)	$7,693	$172,971	$(14,274)	$(24,420)
Earnings (loss) per share
Basic	$0.09	$2.06	$(0.17)	$(0.29)
Diluted	$0.09	$2.04	$(0.17)	$(0.29)

(1)
Gross margin consists of operating revenue less cost of goods sold and other direct expenses at NJR's unregulated subsidiaries and utility gross margin at NJNG, which includes natural gas revenues less natural gas purchases, sales tax, a TEFA (which was phased out in January 2014) and regulatory rider expenses.

The sum of quarterly amounts may not equal the annual amounts due to rounding.

New Jersey Resources Corporation
Part II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting {as such term is defined in Exchange Act Rule 13a-15(f)} that occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

New Jersey Resources Corporation
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, including information concerning the Board of Directors of the Company, the members of the Company's Audit Committee, the Company's Audit Committee Financial Expert, compliance with Section 16(a) of the Exchange Act and shareholder proposals, is incorporated by reference to the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed with SEC pursuant to Regulation 14A within 120 days after September 30, 2015. The information regarding executive officers is included in this report following ITEM 4, as ITEM 4A, under the caption Executive Officers of the Company and incorporated herein by reference.

The Board of Directors has adopted the Code of Conduct, a code for all directors, officers and employees, as required by the New York Stock Exchange (NYSE) rules, and governing the chief executive officer and senior financial officers, in compliance with Sarbanes-Oxley and SEC regulations. Copies of the Code of Conduct are available free of charge on the Company's website at http://investor.njresources.com under the caption Corporate Governance. A printed copy of the Code of Conduct is available free of charge to any shareholder who requests it by contacting the Corporate Secretary at 1415 Wyckoff Road, Wall, New Jersey 07719. The Company will disclose any amendments to, or waivers from, a provision of the Code of Conduct that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relate to any element of the Code as defined in Item 406 of Regulation S-K by posting such information on the Company's website.

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

New Jersey Resources Corporation
Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

All Financial Statements of the Registrant are filed as part of this report and included in ITEM 8 of Part II of this Form 10-K.

(a) 2. Financial Statement Schedules-See Index to Financial Statement Schedules in ITEM 8.

(a) 3. Exhibits-See Exhibit Index on page	122

New Jersey Resources Corporation
Part IV

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II - Valuation and qualifying accounts and reserves for each of the three years in the period ended September 30, 2015	120

Schedules other than those listed above are omitted because they are either not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

New Jersey Resources Corporation
Part IV

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2015, 2014 and 2013

Valuation allowance for Deferred tax assets		ADDITIONS
CLASSIFICATION	BEGINNING BALANCE	CHARGED TO EXPENSE	OTHER (1)	ENDING BALANCE
2015
Allowance for doubtful accounts	$5,357	2,859	(3,027)	$5,189
2014
Allowance for doubtful accounts	$5,330	2,504	(2,477)	$5,357
2013
Regulatory asset	$71	(71)	—	$—
Allowance for doubtful accounts	$4,797	2,627	(2,094)	$5,330

(1)	Uncollectible accounts written off, less recoveries and adjustments.

New Jersey Resources Corporation
Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	November 24, 2015
By:/s/ Glenn C. Lockwood
Glenn C. Lockwood
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

November 24, 2015	/s/ Laurence M. Downes	November 24, 2015	/s/ Alfred C. Koeppe
	Laurence M. Downes Chairman, President and Chief Executive Officer Director		Alfred C. Koeppe Director

November 24, 2015	/s/ Lawrence R. Codey	November 24, 2015	/s/ Glenn C. Lockwood
	Lawrence R. Codey Director		Glenn C. Lockwood Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 24, 2015	/s/ Donald L. Correll	November 24, 2015	/s/ J. Terry Strange
	Donald L. Correll Director		J. Terry Strange Director

November 24, 2015	/s/ Robert B. Evans	November 24, 2015	/s/ Sharon C. Taylor
	Robert B. Evans Director		Sharon C. Taylor Director

November 24, 2015	/s/ M. William Howard, Jr.	November 24, 2015	/s/ David A. Trice
	M. William Howard, Jr. Director		David A. Trice Director

November 24, 2015	/s/ Jane M. Kenny	November 24, 2015	/s/ George R. Zoffinger
	Jane M. Kenny Director		George R. Zoffinger Director

New Jersey Resources Corporation
Part IV

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1
Restated Articles of Incorporation of New Jersey Resources Corporation, as amended through March 1, 2015(incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed on January 23, 2014, and Exhibit 3.1 to the Current Report on Form 8-K, as filed on March 3, 2015)

3.2	Bylaws of New Jersey Resources Corporation, as amended through July 15, 2015 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, as filed on July 17, 2015)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended September 30, 2013, as filed on November 25, 2013)

4.2
Indenture of Mortgage and Deed of Trust dated as of September 1, 2014, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, as filed on September 30, 2014)

4.2(a)
36th Supplemental Indenture dated as of September 1, 2014, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, as filed on September 30, 2014)

4.2(b)
First Supplemental Indenture dated as of April 1, 2015, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as filed on May 7, 2015)

4.3
$250,000,000 Credit Agreement dated as of May 15, 2014, by and among New Jersey Natural Gas Company, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, U.S. Bank National Association, TD Bank, N.A., and Santander Bank, N.A., as Documentation Agents, and PNC Capital Markets LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as filed on August 4, 2014)

4.4
$425,000,000 Amended and Restated Credit Agreement dated as of September 28, 2015, by and among the Company, the guarantors thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Bank of America, N.A., TD Bank, N.A. and U.S. Bank National Association, as Documentation Agents, and PNC Capital Markets LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on October 2, 2015)

4.5
$75,000,000 Shelf Note Purchase Agreement dated as of June 30, 2011, between New Jersey Resources Corporation and Prudential Investment Management, Inc. (“Prudential Facility”)(incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on July 6, 2011)

4.5(a)
First Amendment to the Prudential Facility dated as of July 25, 2014, between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on November 12, 2014)

4.5(b)
Second Amendment to the Prudential Facility dated as of September 28, 2015, between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on October 2, 2015)

4.6
$50,000,000 Note Purchase Agreement dated as of September 24, 2007, by and among the Company, New York Life Insurance Company and New York Life Insurance and Annuity Company (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K as filed on December 10, 2007)

4.6(a)
First Amendment to Note Purchase Agreement dated as of September 28, 2015, by and among the Company, New York Life Insurance Company and New York Life Insurance and Annuity Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, as filed on October 2, 2015)

4.7
$125,000,000 Note Purchase Agreement dated as of May 15, 2008 (“2008 NPA”), by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K, as filed on May 20, 2008)

4.7(a)
First Amendment to the 2008 NPA, dated as of September 1, 2014, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, as filed on September 30, 2014)

4.8
$100,000,000 Shelf Note Purchase Agreement dated as of May 12, 2011, between New Jersey Resources Corporation and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on May 17, 2011)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description
4.8(a)
First Amendment to the $100,000,000 Shelf Note Purchase Agreement dated as of September 28, 2015, between New Jersey Resources Corporation and Metropolitan Life Insurance (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on October 2, 2015)

4.9
$125,000,000 Note Purchase Agreement dated as of February 7, 2014, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q, as filed on May 7, 2014)

4.10
Loan Agreement between New Jersey Economic Development Authority and New Jersey Natural Gas Company dated as of August 1, 2011 (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended September 30, 2011, as filed on November 23, 2011)

4.11
Continuing Covenant Agreement between NJNG and Wells Fargo Municipal Strategies, LLC, dated September 24, 2014 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K, as filed on September 30, 2014)

4.12
$50,000,000 Note Purchase Agreement dated as of February 8, 2013, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q, as filed on May 3, 2013)

4.13
Shelf Note Purchase Agreement dated as of September 26, 2013, between New Jersey Resources Corporation and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on October 1, 2013)

4.13(a)
First Amendment to Shelf Note Purchase Agreement dated as of September 28, 2015, between New Jersey Resources Corporation and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on October 2, 2015)

4.14
$150,000,000 Note Purchase Agreement dated as of February 12, 2015, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on February 17, 2015)

10.1*
Amended and Restated Supplemental Executive Retirement Plan Agreement between the Company and Laurence M. Downes dated December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.2(a)*
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

10.6(a)*	Schedule of Employee Continuation Agreements (incorporated by reference to Exhibit 10.6(a) to the Annual Report on Form 10-K for the year ended September 30, 2010, as filed on November 24, 2010)

10.7*	Summary of Company's Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on November 12, 2015)

10.8*
The Company's 2007 Stock Award and Incentive Plan (as amended and restated January 1, 2009) (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.9*	2007 Stock Award and Incentive Plan Form of Performance Shares Agreement (TSR) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on December 23, 2014)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description
10.10*	2007 Stock Award and Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on December 24, 2013)

10.10(a)*	2007 Stock Award and Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.11*
2007 Stock Award and Incentive Plan Form of NFE Annual Average Growth Rate Performance Share Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on December 24, 2013)

10.12*	2007 Stock Award and Incentive Plan Form of Performance Shares Agreement (NFE) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on December 23, 2014)

10.13*	2007 Stock Award and Incentive Plan Form of Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on December 24, 2013)

10.14*
2007 Stock Award and Incentive Plan Form of Performance-Based Restricted Stock Agreement (FY 2015) (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, as filed on December 23, 2014)

10.15*	2007 Stock Award and Incentive Plan Form of Deferred Stock Retention Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on December 24, 2013)

10.15(a)*	2007 Stock Award and Incentive Plan Form of Deferred Stock Retention Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on December 23, 2014)

10.16*
2007 Stock Award and Incentive Plan Form of Deferred Stock Retention Award Agreement (FY 2013) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on February 2, 2013)

10.17*	2007 Stock Award and Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on December 23, 2014)

10.18	Limited Liability Company Agreement of Steckman Ridge GP, LLC dated as of March 2, 2007 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.19	Limited Partnership Agreement of Steckman Ridge, LP dated as of March 2, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.20*	New Jersey Resources Corporation Savings Equalization Plan (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.21*	New Jersey Resources Corporation Pension Equalization Plan (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.22*	New Jersey Resources Corporation Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.23*	New Jersey Resources Corporation Officers' Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.24
Contribution Agreement by and among NJNR Pipeline Company, Dominion Midstream Partners, LP and Iroquois GP Holding Company, LLC dated August 14, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on August 17, 2015)

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101+	Interactive Data File {Annual Report on Form 10-K, for the fiscal year ended September 30, 2015, furnished in XBRL (eXtensible Business Reporting Language)}
__________________ _____________

+	Filed herewith.

*	Denotes compensatory plans or arrangements or management contracts.

†
This certificate accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by NJR for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.