Form 10-Q
period 2015-12-31
NEW JERSEY RESOURCES CORP
filed 2016-02-03
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of February 1, 2016 was 85,923,516.

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

GLOSSARY OF KEY TERMS (cont.)

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

The Company cautions readers that the assumptions that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, PTCs and SRECs, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2016 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from NJR's expectations include, but are not limited to, those discussed in Item 1A. Risk Factors of NJR's Annual Report on Form 10-K for the year ended September 30, 2015, as well as the following:

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	December 31,
(Thousands, except per share data)	2015	2014
OPERATING REVENUES
Utility	$151,606	$208,727
Nonutility	292,652	615,397
Total operating revenues	444,258	824,124
OPERATING EXPENSES
Gas purchases:
Utility	46,665	84,263
Nonutility	254,088	472,971
Related parties	2,074	3,264
Operation and maintenance	46,233	44,759
Regulatory rider expenses	9,628	21,463
Depreciation and amortization	16,482	14,386
Energy and other taxes	9,637	14,321
Total operating expenses	384,807	655,427
OPERATING INCOME	59,451	168,697
Other income (expense), net	1,924	(110)
Interest expense, net of capitalized interest	6,777	7,195
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	54,598	161,392
Income tax provision	8,357	40,867
Equity in earnings of affiliates	2,406	2,795
NET INCOME	$48,647	$123,320

EARNINGS PER COMMON SHARE
Basic	$.57	$1.46
Diluted	$.56	$1.44
DIVIDENDS DECLARED PER COMMON SHARE	$.24	$.225
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	85,675	84,552
Diluted	86,676	85,574

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2015	2014
Net income	$48,647	$123,320
Other comprehensive income, net of tax
Unrealized gain on available for sale securities, net of tax of $(2,614) and $(455), respectively	3,701	659
Net unrealized (loss) on derivatives, net of tax of $19, and $18, respectively	(33)	(31)
Adjustment to postemployment benefit obligation, net of tax of $(174) and $(169), respectively	256	247
Other comprehensive income	3,924	875
Comprehensive income	$52,571	$124,195

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2015	2014
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
Net income	$48,647	$123,320
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) on derivative instruments	(1,135)	(88,673)
Depreciation and amortization	16,482	14,386
Allowance for equity used during construction	(1,215)	(1,253)
Allowance for bad debt expense	334	964
Deferred income taxes	46,166	35,897
Manufactured gas plant remediation costs	(1,520)	(1,008)
Equity in earnings of equity investees, net of distributions received	1,139	2,146
Cost of removal - asset retirement obligations	(33)	(105)
Contributions to postemployment benefit plans	(30,144)	(69)
Changes in:
Components of working capital	(102,068)	(75,089)
Other noncurrent assets	(20,270)	13,489
Other noncurrent liabilities	4,401	16,844
Cash flows (used in) from operating activities	(39,216)	40,849
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for:
Utility plant	(42,465)	(34,114)
Solar and wind equipment	(45,006)	(55,345)
Real estate properties and other	(797)	(11)
Cost of removal	(6,575)	(2,634)
Investments in equity investees	(2,846)	(547)
Other	2,304	445
Cash flows (used in) investing activities	(95,385)	(92,206)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,807	24,373
Tax benefit from stock options exercised	—	816
Proceeds from sale-leaseback transaction	7,107	7,216
Proceeds from long-term debt	—	100,000
Payments of long-term debt	(2,676)	(1,723)
Purchases of treasury stock	(1,008)	(3,945)
Payments of common stock dividends	(20,524)	(18,993)
Net proceeds from (payments of) short-term debt	144,650	(46,804)
Cash flows from financing activities	131,356	60,940
Change in cash and cash equivalents	(3,245)	9,583
Cash and cash equivalents at beginning of period	4,928	2,151
Cash and cash equivalents at end of period	$1,683	$11,734
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(27,784)	$(166,229)
Inventories	(26,772)	8,385
Recovery of gas costs	(11,882)	2,015
Gas purchases payable	(7,071)	65,563
Gas purchases payable - related parties	(406)	184
Prepaid and accrued taxes	(27,794)	14,108
Accounts payable and other	(22,489)	(53,852)
Restricted broker margin accounts	6,855	46,550
Customers' credit balances and deposits	10,056	14,345
Other current assets	5,219	(6,158)
Total	$(102,068)	$(75,089)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$5,403	$1,376
Income taxes	$202	$2,228
Accrued capital expenditures	$21,721	$12,107

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	December 31, 2015	September 30, 2015
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,937,686	$1,908,024
Construction work in progress	161,686	155,553
Solar and wind equipment, real estate properties and other, at cost	569,820	481,003
Construction work in progress	35,253	77,705
Total property, plant and equipment	2,704,445	2,622,285
Accumulated depreciation and amortization, utility plant	(446,133)	(437,097)
Accumulated depreciation and amortization, solar and wind equipment, real estate properties and other	(62,213)	(56,927)
Property, plant and equipment, net	2,196,099	2,128,261
CURRENT ASSETS
Cash and cash equivalents	1,683	4,928
Customer accounts receivable
Billed	168,729	155,273
Unbilled revenues	19,883	6,372
Allowance for doubtful accounts	(4,706)	(5,189)
Regulatory assets	26,739	24,258
Gas in storage, at average cost	189,907	163,905
Materials and supplies, at average cost	7,908	7,138
Prepaid and accrued taxes	64,616	36,810
Derivatives, at fair value	58,978	40,743
Restricted broker margin accounts	21,334	12,990
Other	33,868	40,987
Total current assets	588,939	488,215
NONCURRENT ASSETS
Investments in equity investees	134,280	132,002
Regulatory assets	423,332	410,155
Derivatives, at fair value	3,741	4,334
Available for sale securities	65,790	59,475
Other	65,057	61,915
Total noncurrent assets	692,200	667,881
Total assets	$3,477,238	$3,284,357

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)	December 31, 2015	September 30, 2015
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding December 31, 2015 — 85,809,094; September 30, 2015 — 85,531,423	$221,555	$220,838
Premium on common stock	213,351	209,931
Accumulated other comprehensive (loss), net of tax	(5,470)	(9,394)
Treasury stock at cost and other; shares December 31, 2015 — 2,812,896; September 30, 2015 — 2,804,847	(91,290)	(92,164)
Retained earnings	805,798	777,745
Common stock equity	1,143,944	1,106,956
Long-term debt	848,206	843,595
Total capitalization	1,992,150	1,950,551
CURRENT LIABILITIES
Current maturities of long-term debt	10,958	11,138
Short-term debt	211,000	66,350
Gas purchases payable	144,349	151,375
Gas purchases payable to related parties	1,150	1,601
Accounts payable and other	69,563	99,651
Dividends payable	20,594	20,528
Accrued taxes	1,338	1,326
Regulatory liabilities	1,091	12,154
New Jersey clean energy program	12,907	14,293
Derivatives, at fair value	51,879	32,791
Broker margin accounts	19,307	4,103
Customers' credit balances and deposits	30,846	20,790
Total current liabilities	574,982	436,100
NONCURRENT LIABILITIES
Deferred income taxes	491,522	444,935
Deferred investment tax credits	4,859	4,940
Deferred revenue	29,130	29,334
Derivatives, at fair value	2,606	5,529
Manufactured gas plant remediation	180,400	180,400
Postemployment employee benefit liability	108,432	137,414
Regulatory liabilities	63,311	67,533
Asset retirement obligation	20,960	19,145
Other	8,886	8,476
Total noncurrent liabilities	910,106	897,706
Commitments and contingent liabilities (Note 12)
Total capitalization and liabilities	$3,477,238	$3,284,357

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and operates certain unregulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company provides natural gas utility service to approximately 516,300 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment;

NJR Energy Services Company comprises the Energy Services segment that maintains and transacts around a portfolio of natural gas storage and transportation capacity contracts and provides physical wholesale energy and energy management services;

NJR Clean Energy Ventures Corporation, the Company's distributed power subsidiary, comprises the Clean Energy Ventures segment and consists of the Company's capital investments in distributed power projects, including commercial and residential solar projects and onshore wind investments;

NJR Midstream Holdings Corporation invests in energy-related ventures through its subsidiaries, NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge, and NJR Pipeline Company, which holds the Company's 20 percent ownership interest in PennEast and 1.84 million Common Units of Dominion Midstream Partners, L.P. The investments in Steckman Ridge, PennEast and DM comprise the Midstream segment; and

NJR Retail Holdings Corporation has two principal subsidiaries, NJR Home Services Company and Commercial Realty & Resources Corporation. Retail Holdings and NJR Energy Corporation are included in Home Services and Other operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by NJR in accordance with the rules and regulations of the Securities and Exchange Commission and Accounting Standards Generally Accepted in the United States of America. The September 30, 2015, Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in NJR's 2015 Annual Report on Form 10-K.

The Unaudited Condensed Consolidated Financial Statements include the accounts of NJR and its subsidiaries. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary, for a fair presentation of the results of the interim periods presented. These adjustments are of a normal and recurring nature. Because of the seasonal nature of NJR's utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ended September 30, 2016. Intercompany transactions and accounts have been eliminated.

Gas in Storage

The following table summarizes gas in storage, at average cost by company as of:

	December 31, 2015		September 30, 2015
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJRES	$119,401	62.0	$93,696	44.6
NJNG	70,506	23.0	70,209	21.4
Total	$189,907	85.0	$163,905	66.0

Sales Tax Accounting

Sales tax, that is collected from customers and presented in both operating revenues and operating expenses on the Unaudited Condensed Consolidated Statements of Operations, was $7.2 million and $11.8 million during the three months ended December 31, 2015 and 2014, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available for Sale Securities

Included in available for sale securities on the Unaudited Condensed Consolidated Balance Sheets are certain investments in two publicly traded energy companies. Total unrealized gains associated with these investments are included as a part of accumulated other comprehensive income, a component of common stock equity. Reclassifications of realized gains out of other comprehensive income into income are determined based on average cost.

The Company has equity securities that had a fair value of $9.4 million and $10.1 million as of December 31, 2015 and September 30, 2015, respectively. Total unrealized gains associated with these equity securities were $6.8 million, $4 million after tax, and $7.5 million, $4.4 million after tax, as of December 31, 2015 and September 30, 2015, respectively. The Company also has 1.84 million DM Common Units that had a fair value of $56.4 million and $49.4 million as of December 31, 2015 and September 30, 2015, respectively. Total unrealized gains associated with these units were $10.3 million, $6.1 million after tax, and $3.3 million, $1.9 million after tax, as of December 31, 2015 and September 30, 2015, respectively.

Common Stock Split

On January 20, 2015, NJR’s Board of Directors approved a 2 for 1 stock split of the Company’s common stock for the Company’s common stock holders of record on February 6, 2015. The additional shares were issued on March 3, 2015, resulting in an increase in average shares outstanding from approximately 42.7 million to approximately 85.4 million. All share-related information for prior periods has been adjusted throughout this report on a retroactive basis to reflect the effects of the stock split. As well, common stock and premium on common stock amounts have been adjusted as of the earliest period presented on the Unaudited Condensed Consolidated Balance Sheets.

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

(Thousands)	December 31, 2015		September 30, 2015
NJRES	$113,332	67%	$107,461	69%
NJNG (1)	49,664	29	41,130	26
NJRCEV	1,471	1	1,084	1
NJRHS and other	4,262	3	5,598	4
Total	$168,729	100%	$155,273	100%

(1)	Does not include unbilled revenues of $19.9 million and $6.4 million as of December 31, 2015 and September 30, 2015, respectively.

Loan Receivable

NJNG provides interest-free loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Unaudited Condensed Consolidated Balance Sheets. The Company has recorded $7 million and $6.2 million in other current assets and $39.2 million and $36.2 million in other noncurrent assets as of December 31, 2015 and September 30, 2015, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans.

NJR's policy is to establish an allowance for doubtful accounts when loan balances are in arrears for more than 60 days. As of December 31, 2015 and September 30, 2015, there was no allowance for doubtful accounts established for the SAVEGREEN loans.

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

Inventory

In July 2015, the FASB issued ASU No. 2015-11, an amendment to ASC 330, Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the amendments to understand the impact on its financial position, results of operations and cash flows upon adoption.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

In November 2015, the FASB issued ASU 2015-17, an amendment to ASC 740, Income Taxes, to simplify the balance sheet presentation of deferred income taxes. The update requires entities to present all deferred tax assets and liabilities as noncurrent. The Company elected to early adopt the amended guidance effective October 1, 2015, and applied the new provisions retrospectively. Accordingly, the following amounts on the Unaudited Condensed Consolidated Balance Sheets, as of September 30, 2015, have been adjusted:

(Thousands)	As Previously Reported	Effect of Change	As Adjusted
Assets
Deferred taxes (current)	$56,296	$(56,296)	$—
Total current assets	$544,511	$(56,296)	$488,215
Other noncurrent assets	$60,300	$1,615	$61,915
Total noncurrent assets	$666,266	$1,615	$667,881
Total assets	$3,339,038	$(54,681)	$3,284,357
Capitalization and Liabilities
Deferred income taxes	$499,616	$(54,681)	$444,935
Total noncurrent liabilities	$952,387	$(54,681)	$897,706
Total capitalization and liabilities	$3,339,038	$(54,681)	$3,284,357

There was no additional impact to the Unaudited Condensed Consolidated Statements of Operations or the Unaudited Condensed Consolidated Statements of Cash Flows.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	December 31, 2015	September 30, 2015
Regulatory assets-current
Conservation Incentive Program	$819	$—
New Jersey Clean Energy Program	12,907	14,293
Derivatives at fair value, net	13,013	9,965
Total current regulatory assets	$26,739	$24,258
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$17,963	$18,886
Liability for future expenditures	180,400	180,400
Deferred income taxes	18,233	17,460
Derivatives at fair value, net	1,861	5,153
SAVEGREEN	27,968	26,882
Postemployment and other benefit costs	138,491	140,636
Deferred Superstorm Sandy costs	15,201	15,201
Conservation Incentive Program	17,552	—
Other noncurrent regulatory assets	5,663	5,537
Total noncurrent regulatory assets	$423,332	$410,155
Regulatory liability-current
Conservation Incentive Program	$—	$5,167
Overrecovered gas costs	1,091	6,987
Total current regulatory liabilities	$1,091	$12,154
Regulatory liabilities-noncurrent
Cost of removal obligation	$48,683	$54,880
New Jersey Clean Energy Program	14,512	11,956
Other noncurrent regulatory liabilities	116	697
Total noncurrent regulatory liabilities	$63,311	$67,533

Regulatory filings and/or actions that occurred during the current fiscal year include the following:

•
On October 15, 2015, the BPU approved a base rate increase related to NJ RISE resulting in a .07 percent increase to the average residential heat customer's bill, effective November 1, 2015, to recover costs through July 31, 2015.

•
On October 15, 2015, the BPU issued an order approving the continuation of the BGSS Incentive Programs with modification to the storage incentive program, beginning with the 2015 storage injection period, and termination of the FRM Program, effective November 1, 2015.

•
On October 27, 2015, NJNG notified the BPU that the bill credits to residential and small commercial customers, which will be issued from November 2015 through February 2016, will be approximately $76 million and will result in an approximate 17 percent decrease to the average residential heat customer's bill.

•	On November 13, 2015, NJNG filed a base rate petition with the BPU to increase its base tariff rates in the amount of $147.6 million.

•
On December 24, 2015, NJNG filed an SBC petition with the BPU to increase the RA factor, to decrease the NJCEP factor and to request approval of its remediation expenses incurred through June 30, 2015, resulting in an overall decrease of .8 percent to the average residential heat customer's bill.

•	On January 27, 2016, the BPU approved NJNG’s July 2015 petition to maintain its existing SAVEGREEN recovery rate.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
On January 27, 2016, the BPU approved NJNG's proposed SRL pipeline installation, operation and route selection, as modified by NJNG, including specific requirements regarding permitting, safety and integrity assessment.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In an April 2014 BPU Order, NJNG received regulatory approval to enter into interest rate risk management transactions related to long-term debt securities. On June 1, 2015, NJNG entered into a treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with the forecasted $125 million debt issuance expected in May 2018. This forecasted debt issuance coincides with the maturity of NJNG's existing $125 million, 5.6 percent notes due May 15, 2018. The change in fair value of NJNG's treasury lock agreement is recorded as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets since NJNG believes that the market value upon settlement will be reflected in future rates. Upon settlement, any gain or loss will be amortized in earnings over the life of the future debt issuance.

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		December 31, 2015		September 30, 2015
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
NJRES:
Foreign currency contracts	Derivatives - current	$—	$52	$—	$—
Fair value of derivatives designated as hedging instruments		$—	$52	$—	$—

Derivatives not designated as hedging instruments:
NJNG:
Financial commodity contracts	Derivatives - current	$820	$13,819	$207	$10,163
	Derivatives - noncurrent	—	—	—	925
Interest rate contracts	Derivatives - noncurrent	$—	$1,861	$—	$4,228
NJRES:
Physical forward commodity contracts	Derivatives - current	$9,844	$22,333	$4,854	$9,281
	Derivatives - noncurrent	3,045	650	1,718	—
Financial commodity contracts	Derivatives - current	48,314	15,675	35,682	13,347
	Derivatives - noncurrent	696	95	2,626	386
Fair value of derivatives not designated as hedging instruments		$62,719	$54,433	$45,087	$38,330
Total fair value of derivatives		$62,719	$54,485	$45,087	$38,330

Offsetting of Derivatives

NJR transacts under master netting arrangements or equivalent agreements that allow it to offset derivative assets and liabilities with the same counterparty. However, NJR's policy is to present its derivative assets and liabilities on a gross basis on the Unaudited Condensed Consolidated Balance Sheets.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the reported gross amounts, the amounts that NJR has the right to offset but elects not to, financial collateral, as well as the net amounts NJR could present on the Unaudited Condensed Consolidated Balance Sheets but elects not to.

(Thousands)	Amounts Presented in Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of December 31, 2015:
Derivative assets:
NJRES
Physical forward commodity contracts	$12,889	$(809)	$(1,000)	$11,080
Financial commodity contracts	49,010	(13,004)	(25,136)	10,870
Total NJRES	$61,899	$(13,813)	$(26,136)	$21,950
NJNG
Financial commodity contracts	$820	$(820)	$—	$—
Total NJNG	820	(820)	—	—
Derivative liabilities:
NJRES
Physical forward commodity contracts	$22,983	$(809)	$(1,200)	$20,974
Financial commodity contracts	15,770	(13,004)	(2,766)	—
Foreign currency contracts	52	—	—	52
Total NJRES	$38,805	$(13,813)	$(3,966)	$21,026
NJNG
Financial commodity contracts	$13,819	$(820)	$(12,999)	$—
Interest rate contracts	$1,861	$—	$—	$1,861
Total NJNG	$15,680	$(820)	$(12,999)	$1,861
As of September 30, 2015:
Derivative assets:
NJRES
Physical forward commodity contracts	$6,562	$(1,326)	$—	$5,236
Financial commodity contracts	38,308	(13,734)	3,841	28,415
Total NJRES	$44,870	$(15,060)	$3,841	$33,651
NJNG
Financial commodity contracts	$207	$(207)	$—	$—
Derivative liabilities:
NJRES
Physical forward commodity contracts	$9,271	$(1,326)	$(1,200)	$6,745
Financial commodity contracts	13,733	(13,733)	—	—
Total NJRES	$23,004	$(15,059)	$(1,200)	$6,745
NJNG
Financial commodity contracts	$11,088	$(207)	$(10,881)	$—
Interest rate contracts	4,228	—	—	4,228
Total NJNG	$15,316	$(207)	$(10,881)	$4,228

(1)	Derivative assets and liabilities are presented on a gross basis in the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Offsetting derivative instruments include: transactions with NAESB netting election, transactions held by FCM's with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended
		December 31,
Derivatives not designated as hedging instruments:		2015	2014
NJRES:
Physical commodity contracts	Operating revenues	$11,874	$16,091
Physical commodity contracts	Gas purchases	(21,237)	(19,856)
Financial commodity contracts	Gas purchases	41,276	117,721
Total unrealized and realized gains		$31,913	$113,956

The table above does not include gains (losses) associated with NJNG's financial derivatives of $(5.6) million and $(19) million for the three months ended December 31, 2015 and 2014, respectively and the treasury rate lock of $2.4 million for the three months ended December 31, 2015. NJNG’s derivative contracts are part of the Company's risk management activities that relate to its natural gas purchases, BGSS incentive programs and debt financing. These transactions are entered into pursuant to regulatory guidance and at settlement the resulting gains and/or losses are payable to and/or recoverable from customers. Any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities resulting in no impact to earnings.

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

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	December 31,		December 31,		December 31,
Derivatives in cash flow hedging relationships:	2015	2014	2015	2014	2015	2014
Foreign currency contracts	$(64)	$(24)	$12	$(25)	$—	$—

NJNG and NJRES had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		December 31, 2015	September 30, 2015
NJNG	Futures(1)	19.5	25.8
NJRES	Futures	(120.8)	(91.1)
	Options	5.8	1.2
	Physical	111.7	48.2

(1)	Not included is the notional amount of $125 million related to NJNG’s treasury lock agreement.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Broker Margin

Generally, exchange-traded futures contracts require posted collateral, referred to as margin, usually in the form of cash. The amount of margin required is comprised of a fixed initial amount based on exchange requirements and a variable amount based on a daily mark-to-market. The Company maintains separate broker margin accounts for NJNG and NJRES. The balances by company, are as follows:

(Thousands)	Balance Sheet Location	December 31, 2015	September 30, 2015
NJNG	Broker margin - Current assets	$17,487	$12,990
NJRES	Broker margin - Current assets	$3,847	$—
	Broker margin - Current (liabilities)	$(19,307)	$(4,103)

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of December 31, 2015. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and NJRCEV residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$99,405
Noninvestment grade	9,693
Internally rated investment grade	22,507
Internally rated noninvestment grade	7,815
Total	$139,420

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2015 and September 30, 2015, was $1.9 million and $4.2 million, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on December 31, 2015 and September 30, 2015, the Company would have been required to post an additional $1.9 million and $4.2 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities and excluding capital leases is as follows:

(Thousands)	December 31, 2015	September 30, 2015
Carrying value (1)	$807,845	$807,845
Fair market value	$809,107	$817,319

(1)	Excludes capital leases of $51.3 million and $46.9 million as of December 31, 2015 and September 30, 2015, respectively.

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of December 31, 2015, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

These additional adjustments are generally not considered to be significant to the ultimate recognized values.

Level 3	Inputs derived from a significant amount of unobservable market data. These include NJR's best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2015:
Assets:
Physical forward commodity contracts	$—	$12,889	$—	$12,889
Financial derivative contracts - natural gas	49,830	—	—	49,830
Available for sale equity securities - energy industry (1)	65,790	—	—	65,790
Other (2)	1,809	—	—	1,809
Total assets at fair value	$117,429	$12,889	$—	$130,318
Liabilities:
Physical forward commodity contracts	$—	$22,983	$—	$22,983
Financial commodity contracts - natural gas	29,589	—	—	29,589
Financial commodity contracts - foreign exchange	—	52	—	52
Interest rate contracts	—	1,861	—	1,861
Total liabilities at fair value	$29,589	$24,896	$—	$54,485
As of September 30, 2015:
Assets:
Physical forward commodity contracts	$—	$6,572	$—	$6,572
Financial derivative contracts - natural gas	38,515	—	—	38,515
Available for sale equity securities - energy industry (1)	59,475	—	—	59,475
Other (2)	1,572	—	—	1,572
Total assets at fair value	$99,562	$6,572	$—	$106,134
Liabilities:
Physical forward commodity contracts	$—	$9,281	$—	$9,281
Financial commodity contracts - natural gas	24,821	—	—	24,821
Interest rate contracts	—	4,228	—	4,228
Total liabilities at fair value	$24,821	$13,509	$—	$38,330

(1)	Included in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets.

(2)	Includes various money market funds in Level 1.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	INVESTMENTS IN EQUITY INVESTEES

NJR's investments in equity investees includes the following investments as of:

(Thousands)	December 31, 2015	September 30, 2015
Steckman Ridge (1)	$125,058	$125,649
PennEast	9,222	6,353
Total	$134,280	$132,002

(1)
Includes loans with a total outstanding principal balance of $70.4 million for both December 31, 2015 and September 30, 2015. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

NJR, through a subsidiary, NJR Pipeline Company, formed PennEast with five other investors, and plans to construct and operate a 118-mile pipeline that will extend from northeast Pennsylvania to western New Jersey.

NJRES and NJNG have entered into storage and park and loan agreements with Steckman Ridge. In addition, NJNG has entered into a precedent capacity agreement with PennEast with an estimated service date of November 2017. See Note 14. Related Party Transactions for more information on these intercompany transactions.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended
	December 31,
(Thousands, except per share amounts)	2015	2014
Net income, as reported	$48,647	$123,320
Basic earnings per share
Weighted average shares of common stock outstanding-basic	85,675	84,552
Basic earnings per common share	$0.57	$1.46
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	85,675	84,552
Incremental shares (1)	1,001	1,022
Weighted average shares of common stock outstanding-diluted	86,676	85,574
Diluted earnings per common share (2)	$0.56	$1.44

(1)	Incremental shares consist primarily of stock awards and performance shares.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three months ended December 31, 2015, and 2014.

8.	COMMON STOCK EQUITY

Changes in common stock equity during the three months ended December 31, 2015, are as follows:

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2015	85,531	$220,838	$209,931	$(9,394)	$(92,164)	$777,745	$1,106,956
Net income						48,647	48,647
Other comprehensive income				3,924			3,924
Common stock issued:
Incentive plan	286	717	4,782				5,499
Dividend reinvestment plan	127		(1,339)		5,144		3,805
Cash dividend declared ($.24 per share)						(20,594)	(20,594)
Treasury stock and other	(135)		(23)		(4,270)		(4,293)
Balance at December 31, 2015	85,809	$221,555	$213,351	$(5,470)	$(91,290)	$805,798	$1,143,944

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. On December 14, 2015, NJR registered 5 million shares of NJR common stock for issuance under the DRP. NJR raised $3.8 million of equity through the DRP for both the three months ended December 31, 2015 and 2014, by issuing approximately 127,000 and 148,000 shares, respectively. NJR also raised approximately $19.8 million of equity by issuing approximately 688,000 new shares through the waiver discount feature of the DRP during the three months ended December 31, 2014. NJR issued no new shares through the waiver discount feature of the DRP during the three months ended December 31, 2015. All fiscal 2015 share data has been adjusted for the March 2015 stock split.

Accumulated Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income, net of related tax effects:

(Thousands)	Available for Sale Securities	Cash Flow Hedges		Postemployment Benefit Obligation		Total
Balance at September 30, 2015	$6,385	$—		$(15,779)		$(9,394)
Other comprehensive income, net of tax
Other comprehensive income (loss), before reclassifications, net of tax of ($2,614), $23, $0, ($2,591)	3,701	(41)		—		3,660
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, ($4), ($174), ($178)	—	8	(1)	256	(2)	264
Net current-period other comprehensive income, net of tax of ($2,614), $19, $(174), $(2,769)	3,701	(33)		256		3,924
Balance at December 31, 2015	$10,086	$(33)		$(15,523)		$(5,470)

Balance at September 30, 2014	$4,782	$(93)		$(10,283)		$(5,594)
Other comprehensive income (loss), net of tax
Other comprehensive income (loss), before reclassifications, net of tax of $(455), $9, $0, $(446)	659	(15)		—		644
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $9, $(169), $(160)	—	(16)	(1)	247	(2)	231
Net current-period other comprehensive income (loss), net of tax of $(455), $18, $(169), $(606)	659	(31)		247		875
Balance at December 31, 2014	$5,441	$(124)		$(10,036)		$(4,719)

(1)	Consists of realized losses related to foreign currency derivatives, which are reclassified to gas purchases on the Unaudited Condensed Consolidated Statements of Operations.

(2)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

9.	DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program, committed unsecured credit facilities and private placement debt shelf facilities.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	December 31, 2015	September 30, 2015	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	September 2020
Notes outstanding at end of period	$135,000	$39,350
Weighted average interest rate at end of period	1.24%	1.17%
Amount available at end of period (2)	$267,055	$369,176
Bank revolving credit facilities (3)	$—	$100,000	October 2015
Amount available at end of period	$—	$100,000
NJNG
Bank revolving credit facilities (1)	$250,000	$250,000	May 2019
Commercial paper outstanding at end of period	$76,000	$27,000
Weighted average interest rate at end of period	.28%	.20%
Amount available at end of period (4)	$173,269	$222,269

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $22.9 million and $16.5 million as of December 31, 2015 and September 30, 2015, respectively, which reduces amount available by the same amount.

(3)	Uncommitted credit facilities, which require no commitment fees.

(4)	Letters of credit outstanding total $731,000 and $731,000 as of December 31, 2015 and September 30, 2015, respectively, which reduces the amount available by the same amount.

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

NJNG Long-term Debt

NJNG received $7.1 million and $7.2 million in December 2015 and 2014, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease.

10.	EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension		OPEB
	Three Months Ended		Three Months Ended
	December 31,		December 31,
(Thousands)	2015	2014	2015	2014
Service cost	$1,898	$1,871	$1,130	$1,063
Interest cost	2,836	2,550	1,564	1,435
Expected return on plan assets	(5,029)	(4,272)	(1,211)	(1,244)
Recognized actuarial loss	1,820	1,745	819	736
Prior service cost amortization	28	28	(91)	(91)
Net periodic benefit cost	$1,553	$1,922	$2,211	$1,899

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company made a discretionary contribution of $30 million during the three months ended December 31, 2015, to improve the funded status of the pension plans based on current actuarial assumptions, which includes the most recent mortality table change. The Company does not expect to be required to make additional contributions to fund the pension plans over the next two fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets, interest rates and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the three months ended December 31, 2014.

11.	INCOME TAXES

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. During the three months ended December 31, 2015 and 2014, based on its analysis, the Company determined there was no need to recognize any liabilities associated with uncertain tax positions.

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

The effective tax rates for the three months ended December 31, 2015 and 2014, were 14.7 percent and 24.9 percent, respectively. The decreased tax rate is due primarily to a decrease in forecasted pre-tax income for the fiscal year ended September 30, 2016, compared to the prior fiscal year. Forecasted tax credits, net of deferred taxes, are $26.8 million and $27.1 million for fiscal 2016 and 2015, respectively. Even though forecasted tax credits are lower in fiscal 2016, there is a greater impact to the effective tax rate due to the lower forecasted earnings.

As of December 31, 2015, the Company has total state income tax net operating losses of approximately $222.6 million, which generally have a life of 20 years. The Company has recorded a deferred state tax asset of approximately $13 million on the Unaudited Condensed Consolidated Balance Sheets, reflecting the tax benefit associated with the loss carryforwards. In addition, as of December 31, 2015, the Company has recorded a valuation allowance of $271,000 because it believes that it is more likely than not that the state net operating losses related to CR&R and NJR will expire unused. As of September 30, 2015, the Company had total state income tax net operating losses of approximately $218.1 million, a deferred state tax asset of approximately $12.8 million and a valuation allowance of $176,000.

In addition, as of September 30, 2015, the Company had an ITC carryforward of approximately $22.1 million, all of which was generated in fiscal year 2015, and has a life of 20 years. The Company expects to utilize this entire carryforward.

In December 2015, the Consolidated Appropriations Act extended the 30 percent ITC for solar property that is under construction on or before December 31, 2019. The credit will decline to 26 percent for property under construction as of and during 2020 and to 20 percent for property under construction as of and during 2021. For any property that is under construction before 2022, but not placed in service before 2024 the energy credit is reduced to 10 percent. In addition, the Consolidated Appropriations Act retroactively extends the PTC for five years through December 31, 2019, with a gradual three year phase out for any project for which construction of the facility begins after December 31, 2016.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through October 2032, for the supply, storage and transportation of natural gas. These contracts include annual fixed charges of approximately $58.5 million at current contract rates and volumes, which are recoverable through BGSS.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments as of December 31, 2015, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2016	2017	2018	2019	2020	Thereafter
NJRES:
Natural gas purchases	$212,469	$94,896	$84,187	$51,029	$—	$—
Storage demand fees	20,288	13,290	8,565	4,960	3,672	3,270
Pipeline demand fees	74,404	51,024	16,673	7,508	4,253	3,894
Sub-total NJRES	$307,161	$159,210	$109,425	$63,497	$7,925	$7,164
NJNG:
Natural gas purchases	$41,962	$63,953	$39,885	$40,976	$43,775	$98,948
Storage demand fees	21,815	25,328	15,871	11,079	5,345	—
Pipeline demand fees	36,684	67,858	93,474	90,226	89,459	783,107
Sub-total NJNG	$100,461	$157,139	$149,230	$142,281	$138,579	$882,055
Total (1)	$407,622	$316,349	$258,655	$205,778	$146,504	$889,219

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

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

NJNG may recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In September 2014, NJNG requested approval of its MGP expenditures incurred through June 2014 and to recover $8.5 million annually related to the SBC RA factor. The petition was approved by the BPU on May 19, 2015, with rates effective June 1, 2015. As of December 31, 2015, $18 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $150.9 million to $242.1 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, as of December 31, 2015, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $180.4 million on the Unaudited Condensed Consolidated Balance Sheets, based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

NJR organizes its businesses based on a combination of factors including its products and its regulatory environment. As a result, the Company manages the businesses through the following reportable segments and other operations: the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Energy Services segment consists of unregulated wholesale energy operations; the Clean Energy Ventures segment consists of capital investments in distributed power projects; the Midstream segment consists of NJR's investments in natural gas transportation and storage facilities; the Home Services and Other operations consist of heating, cooling and water appliance sales, installations and services, commercial real estate development, other investments and general corporate activities.

Information related to the Company's various business segments and other operations is detailed below:

	Three Months Ended
	December 31,
(Thousands)	2015	2014
Operating revenues
Natural Gas Distribution
External customers	$151,606	$208,727
Energy Services
External customers (1)	276,182	600,562
Intercompany	2,511	3,126
Clean Energy Ventures
External customers	7,794	6,235
Subtotal	438,093	818,650
Home Services and Other
External customers	8,676	8,600
Intercompany	897	411
Eliminations	(3,408)	(3,537)
Total	$444,258	$824,124
Depreciation and amortization
Natural Gas Distribution	$11,238	$10,545
Energy Services	23	22
Clean Energy Ventures	5,110	3,591
Midstream	1	2
Subtotal	16,372	14,160
Home Services and Other	227	238
Eliminations	(117)	(12)
Total	$16,482	$14,386
Interest income (2)
Natural Gas Distribution	$68	$90
Energy Services	72	—
Midstream	264	239
Subtotal	404	329
Home Services and Other	37	—
Eliminations	(371)	(239)
Total	$70	$90

(1)	Includes sales to Canada, which accounted for 3.5 and 4.7 percent of total operating revenues during the three months ended December 31, 2015 and 2014.

(2)	Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	December 31,
(Thousands)	2015	2014
Interest expense, net of capitalized interest
Natural Gas Distribution	$4,588	$4,609
Energy Services	208	513
Clean Energy Ventures	2,053	1,817
Midstream	42	250
Subtotal	6,891	7,189
Home Services and Other	—	6
Eliminations	(114)	—
Total	$6,777	$7,195
Income tax provision (benefit)
Natural Gas Distribution	$13,863	$14,166
Energy Services	5,195	45,877
Clean Energy Ventures	(11,587)	(19,721)
Midstream	1,640	1,492
Subtotal	9,111	41,814
Home Services and Other	(288)	(452)
Eliminations	(466)	(495)
Total	$8,357	$40,867
Equity in earnings of affiliates
Midstream	$3,545	$3,775
Eliminations	(1,139)	(980)
Total	$2,406	$2,795
Net financial earnings
Natural Gas Distribution	$30,570	$28,186
Energy Services	10,014	16,436
Clean Energy Ventures	7,505	9,008
Midstream	2,344	2,120
Subtotal	50,433	55,750
Home Services and Other	(583)	(592)
Eliminations	(218)	(49)
Total	$49,632	$55,109
Capital expenditures
Natural Gas Distribution	$49,040	$36,748
Clean Energy Ventures	45,006	55,345
Subtotal	94,046	92,093
Home Services and Other	797	11
Total	$94,843	$92,104
Investments in equity investees
Midstream	$2,846	$547
Total	$2,846	$547

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended
	December 31,
(Thousands)	2015	2014
Consolidated NFE	$49,632	$55,109
Less:
Unrealized (gain) on derivative instruments and related transactions	(1,135)	(88,673)
Effects of economic hedging related to natural gas inventory	3,813	(8,765)
Tax adjustments	(1,693)	29,227
Consolidated net income	$48,647	$123,320

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	December 31, 2015	September 30, 2015
Assets at end of period:
Natural Gas Distribution	$2,357,063	$2,305,293
Energy Services	310,364	260,021
Clean Energy Ventures	597,897	504,885
Midstream	191,292	182,007
Subtotal	3,456,616	3,252,206
Home Services and Other	90,012	88,880
Intercompany assets (1)	(69,390)	(56,729)
Total	$3,477,238	$3,284,357

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	RELATED PARTY TRANSACTIONS

NJRES may periodically enter into storage or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge. As of December 31, 2015, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which will expire by October 31, 2020. NJRES had demand fees, net of eliminations, associated with Steckman Ridge of $685,000 and $484,000 during the three months ended December 31, 2015 and 2014, respectively, and demand fees payable of $376,000 and $375,000 as of December 31, 2015 and September 30, 2015, respectively.

In January 2010, NJNG entered into a 10-year agreement effective April 1, 2010, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG's BGSS mechanism and are included in regulatory assets. During the three months ended December 31, 2015 and 2014, NJNG had demand fees, net of eliminations, associated with Steckman Ridge of $1.4 million for both periods and demand fees payable of $774,900 as of December 31, 2015 and September 30, 2015.

NJNG and NJRES have entered into various asset management agreements. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to NJRES. NJNG retains the right to purchase market priced gas or fixed price storage gas from NJRES. As of December 31, 2015, NJNG and NJRES had four asset management agreements with expiration dates ranging from March 2016 through March 2018.

In the fourth quarter of fiscal 2014, NJNG entered into a 15 year transportation precedent agreement for committed capacity of 180,000 dths per day with PennEast with an estimated service date of November 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Critical Accounting Policies

A summary of NJR's critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of its Annual Report on Form 10-K for the period ended September 30, 2015. NJR's critical accounting policies have not changed from those reported in the 2015 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies for discussion of recently issued accounting standards.

Management's Overview

Consolidated

NJR is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in the U.S. and Canada, through its subsidiaries NJNG and NJRES. In addition, NJR invests in distributed power projects, midstream assets and provides various repair, sales and installations services. A more detailed description of NJR's organizational structure can be found in Item 1. Business of NJR's 2015 Annual Report on Form 10-K.

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

Net income (loss) by business segment and operations are as follows:

	Three Months Ended
	December 31,
(Thousands)	2015		2014
Net Income (Loss)
Natural Gas Distribution	$30,570	63%	$28,186	23%
Energy Services	9,106	18	78,887	64
Clean Energy Ventures	8,226	17	15,607	12
Midstream	2,344	5	2,120	2
Home Services and Other	(583)	(1)	(592)	—
Eliminations (1)	(1,016)	(2)	(888)	(1)
Total	$48,647	100%	$123,320	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in net income during the three months ended December 31, 2015, compared with the three months ended December 31, 2014 was primarily driven by:

•
decreases at NJRES due primarily to lower gross margin related to a decrease of $87.6 million in unrealized gains on derivative instruments and related transactions as a result of timing differences in the settlement of certain economic hedges, partially offset by an increase of $12.6 million related to changes in the value of financial hedges; and

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

•
a decrease at CEV due primarily to a decrease in tax credits recognized due primarily to lower consolidated quarterly income along with increased costs related to depreciation and O&M, partially offset by higher operating revenues due to increased electricity sales; partially offset by

•	an increase at NJNG due primarily to higher total utility gross margin of $2.7 million, partially offset by greater depreciation expense.

The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

Assets by business segment and operations are as follows:

(Thousands)	December 31, 2015		September 30, 2015
Assets
Natural Gas Distribution	$2,357,063	68%	$2,305,293	70%
Energy Services	310,364	9	260,021	8
Clean Energy Ventures	597,897	17	504,885	15
Midstream	191,292	5	182,007	6
Home Services and Other	90,012	3	88,880	3
Intercompany assets (1)	(69,390)	(2)	(56,729)	(2)
Total	$3,477,238	100%	$3,284,357	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets during the three months ended December 31, 2015, was due primarily to additional wind expenditures at NJRCEV, additional utility plant expenditures at NJNG, and increased gas in storage and accounts receivable at NJRES.

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

The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended
	December 31,
($ in Thousands)	2015	2014
Net income	$48,647	$123,320
Add:
Consolidated unrealized (gain) on derivative instruments	(1,135)	(88,673)
Effects of economic hedging related to natural gas inventory	3,813	(8,765)
Tax adjustments	(1,693)	29,227
Net financial earnings	$49,632	$55,109

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NFE by business segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended
	December 31,
($ in Thousands)	2015		2014
Net Financial Earnings (Loss)
Natural Gas Distribution	$30,570	61%	$28,186	51%
Energy Services	10,014	20	16,436	30
Clean Energy Ventures	7,505	15	9,008	16
Midstream	2,344	5	2,120	4
Home Services and Other	(583)	(1)	(592)	(1)
Eliminations (1)	(218)	—	(49)	—
Total	$49,632	100%	$55,109	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in NFE during the three months ended December 31, 2015, compared with the three months ended December 31, 2014, was primarily driven by:

•
a decrease at NJRES due primarily to lower financial margin of $10.1 million due primarily to the timing of certain transactions related to storage and narrower price spreads related to the decreased average gas prices due to the record warmth across the eastern U.S. and higher O&M, partially offset by a decrease in income taxes related to the financial margin; and

•
a decrease at CEV due primarily to a decrease in tax credits recognized along with increased costs related to depreciation and O&M, partially offset by higher operating revenues, as previously discussed; partially offset by

•	an increase at NJNG due primarily to higher total utility gross margin of $2.7 million, partially offset by greater depreciation expense.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey to approximately 516,300 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, such as those associated with adverse economic conditions, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts, which can impact customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

Below is a summary of actual capital expenditures for the three months ended December 31, 2015, and estimates for fiscal 2016 and 2017:

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory oversight, environmental regulations, unforeseen events and the ability to access capital.

SAFE and NJ RISE

NJNG has implemented BPU-approved infrastructure projects that are designed to enhance the reliability of NJNG's gas distribution system.

NJNG has implemented its SAFE program whereby NJNG has approval to invest up to $130 million, exclusive of AFUDC, to replace portions of its gas distribution infrastructure, consisting of unprotected steel and cast iron, over a four-year period. The SAFE program was authorized by the BPU to earn an overall weighted average cost of capital of 6.9 percent, with a return on equity of 9.75 percent. NJNG has included its SAFE infrastructure investments for recovery in its base rate case petition filed on November 13, 2015.

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

NGV Advantage

On June 18, 2012, the BPU approved a pilot program for NJNG to invest up to $10 million to build NGV refueling stations. As of December 31, 2015, NJNG has opened two NGV stations to the public and development of an additional NGV station continues in Middletown Township and is expected to be open to the public in February 2016. In addition, the BPU approved a deferred accounting methodology related to the NGV investment costs consistent with NJNG's SAFE Program. The NGV program was authorized by the BPU to earn an overall weighted average cost of capital of 7.1 percent, including a return on equity of 10.3 percent. A portion of the proceeds from the utilization of the compressed natural gas equipment, along with any available federal and state incentives, will be credited back to ratepayers to help offset the cost of this investment. NJNG has included its NGV investments for recovery in its base rate case petition filed with the BPU on November 13, 2015. Refer to Note 3. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements, for a discussion of SAFE deferred accounting methodology.

Liquefaction/LNG

NJNG is in the construction phase of its Liquefaction project, which when completed will allow NJNG to convert natural gas into LNG to fill NJNG's existing LNG storage tanks. NJNG's base rate case petition filed with the BPU on November 13, 2015, includes capital cost recovery for the project. NJNG estimates that the total costs for this project along with other plant upgrades will be $35.7 million.

Southern Reliability Link

The SRL is an approximate 30-mile, 30-inch transmission main designed to support improved system integrity and reliability in the southern portion of NJNG's service territory, estimated to cost between $175 million and $180 million. On April 2, 2015, NJNG filed two petitions with the BPU to construct, operate and finalize the route for its Southern Reliability Link project. On June 5, 2015, NJNG filed two petitions with the BPU to amend the previously proposed route. The capital investment cost associated with the SRL has been included for recovery in NJNG’s base rate case petition, filed with the BPU on November 13, 2015. On January 27, 2016, the BPU approved NJNG's proposed SRL pipeline installation, operation and route selection, as modified by NJNG, including specific requirements regarding permitting, safety and integrity assessment.

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

During three months ended December 31, 2015 and 2014 respectively, NJNG added 2,046 and 2,581 new customers and converted 77 and 183 existing customers to natural gas heat and other services. The current customer growth represents an estimated increase of approximately $1.3 million annually to utility gross margin assuming normal weather and usage. In addition, NJNG currently expects to add approximately 16,000 to 18,000 new customers during the two-year period of fiscal 2016 and 2017. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 50 percent of the growth will come from new construction markets and another 50 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG's base rates by approximately $4.4 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition and further discussion of utility gross margin.

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

Since inception, the BPU has approved total SAVEGREEN investments of approximately $219.3 million, of which, $126.1 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $20 million. On January 27, 2016, the BPU approved NJNG’s July 2015 petition to maintain its existing SAVEGREEN recovery rate. The recovery includes a weighted average cost of capital that ranges from 6.69 percent, with a return on equity of 9.75 percent, to 7.76 percent, with a return on equity of 10.3 percent.

Conservation Incentive Program

The CIP facilitates normalizing NJNG's utility gross margin for variances not only due to weather but also for other factors affecting customer usage, such as conservation and energy efficiency. Recovery of utility gross margin for the non-weather variance through the CIP is limited to the amount of certain gas supply cost savings achieved and is subject to an annual earnings test. An annual review of the CIP must be filed by June 1, coincident with NJNG's annual BGSS filing, during which NJNG can request rate changes to the CIP. In May 2014, the BPU approved the continuation of the CIP program with no expiration date; however, it is subject to review in the 2017 tariff rate filing. On April 15, 2015, the BPU approved on a final basis a reduction to NJNG's CIP rates which were provisionally approved effective October 1, 2014, which resulted in a 4.3 percent reduction to the average residential heat customer's bill. On June 1, 2015, NJNG filed a petition with the BPU to increase its CIP rates resulting in a .08 percent increase to the average residential heat customer's bill to be effective October 1, 2015. The BPU provisionally approved this rate on September 11, 2015.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended
	December 31,
(Thousands)	2015	2014
Weather (1)	$18,162	$2,254
Usage	4,292	3,224
Total	$22,454	$5,478

(1)	Compared with the CIP 20-year average, weather was 33.6 percent and 2 percent warmer-than-normal during the three months ended December 31, 2015 and 2014, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of December 31, 2015, NJNG has $18.4 million in regulatory assets to be collected from customers in future periods on the Unaudited Condensed Consolidated Balance Sheets related to CIP. As of September 30, 2015, NJNG had $5.2 million in regulatory liabilities, on the Unaudited Condensed Consolidated Balance Sheets related to CIP to be returned to customers in future periods.

Commodity prices

Our Natural Gas Distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, the price of natural gas charged to our customers through the BGSS clause, our ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as shown in the graph below for the three months ended December 31, 2015 and 2014, which illustrates the daily natural gas prices(1) in the Northeast market region, also known as Tetco M-3:
(1) Data source from Platts, a division of McGraw Hill Financial.

The maximum daily price at Tetco M-3 was $1.88 and $4.70 and the minimum daily price was $0.74 and $1.15 for the three months ended December 31, 2015 and 2014, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On October 1, 2014, NJNG implemented a decrease to its BGSS rate for residential sales and general service small sales customers resulting in a 5 percent decrease to the average residential heat customer's bill, which was approved by the BPU in April 2015. On June 1, 2015, NJNG filed a petition with the BPU to continue its existing BGSS rate for residential and small commercial customers, which was provisionally approved by the BPU on September 11, 2015. NJNG’s petition included a notification to provide estimated bill credits to NJNG's residential and small commercial customers during the months of November 2015 through February 2016, as a result of the decline in the wholesale price of natural gas. On October 27, 2015, NJNG notified the BPU that the estimated bill credits will be approximately $76 million and will result in an approximate 17 percent decrease to the average residential heat customer's bill. As of December 31, 2015, $19.6 million in bill credits have been issued. Refer to Note 3. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements, for a discussion of BGSS rate actions.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs, and through October 31, 2015, the FRM program. These programs are designed to encourage better utilization and hedging of its natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Should performance of the existing incentives or market conditions warrant, NJNG is permitted to propose a process to re-evaluate and discuss alternative incentive programs annually. On March 27, 2015, NJNG filed a letter petition with the BPU requesting the continuation of its existing BGSS Incentive Programs. On October 15, 2015, the BPU issued an order approving the continuation of the BGSS Incentive Programs with modification to the storage incentive program beginning with the 2015 storage injection period and termination of the FRM Program, effective November 1, 2015.

Utility gross margin from incentive programs was $4.5 million and $4.2 million during the three months ended December 31, 2015 and 2014, respectively. A more detailed discussion of the impacts to utility gross margin can be found in the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Due to the capital-intensive nature of NJNG's operations and the seasonal nature of its working capital requirements, significant changes in interest rates can impact NJNG's results. In an April 2014 BPU Order, NJNG received regulatory approval to enter into interest rate risk management transactions related to long-term debt securities. On June 1, 2015, NJNG entered into a treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with the forecasted $125 million debt issuance expected in May 2018. This forecasted debt issuance coincides with the maturity of NJNG's existing $125 million, 5.6 percent notes on May 15, 2018. The change in fair value of NJNG's treasury lock agreement is recorded as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets since the Company believes that the market value upon settlement will be reflected in future rates. Upon settlement, any gain or loss will be amortized in earnings over the life of the future debt issuance.

A more detailed discussion of NJNG's debt can be found in the Liquidity and Capital Resources and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Environmental Remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $180.4 million as of December 31, 2015, a increase of $3.4 million, compared with the prior fiscal year. NJNG is currently authorized to recover remediation costs of approximately $8.5 million annually, which is based on expenditures incurred through June 30, 2014. On December 24, 2015, NJNG filed an SBC petition with the BPU to increase the RA factor, to decrease the NJCEP factor and to request approval of its remediation expenses incurred through June 30, 2015, resulting in an overall decrease of .8 percent to the average residential heat customer's bill.

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

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 3. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating Results

NJNG's operating results are as follows:

	Three Months Ended
	December 31,
(Thousands)	2015	2014
Utility gross margin
Operating revenues	$151,606	$208,727
Less:
Gas purchases (1)	45,243	88,568
Energy and other taxes	6,908	11,528
Regulatory rider expense	9,628	21,463
Total utility gross margin	89,827	87,168
Operation and maintenance	29,628	29,980
Depreciation and amortization	11,238	10,545
Other taxes not reflected in utility gross margin	1,254	1,079
Operating income	47,707	45,564
Other income, net	1,314	1,397
Interest expense, net of capitalized interest	4,588	4,609
Income tax provision	13,863	14,166
Net income	$30,570	$28,186

(1)	Includes related party transactions of approximately $1.4 million and $1.6 million for the three months ended December 31, 2015 and 2014, respectively.

Operating Revenues and Gas Purchases

Operating revenues decreased by 27.4 percent and gas purchases decreased 48.9 percent during the three months ended December 31, 2015, compared with the three months ended December 31, 2014.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The factors contributing to the (decreases) increases in operating revenues and gas purchases are as follows:

	Three Months Ended
	December 31,
	2015 v. 2014
(Millions)	Operating revenues	Gas purchases
Bill credits	$(19.6)	$(18.3)
Average BGSS rates (1)	(2.0)	(1.9)
Firm sales	(43.8)	(18.8)
Off-system sales	(4.0)	(3.9)
CIP adjustments	17.0	—
Other	(4.7)	(0.4)
Total decrease	$(57.1)	$(43.3)

(1)	Operating revenues include changes in sales tax of $(1.4) million during the three months ended December 31, 2015, compared with the three months ended December 31, 2014.

The decrease in operating revenues and gas purchases during the three months ended December 31, 2015, compared with the three months ended December 31, 2014, was due primarily to:

•	decreased firm sales due primarily to lower usage related to weather being 32 percent warmer during the three months ended December 31, 2015, compared with the three months ended December 31, 2014;

•	bill credits issued to residential and small commercial customers effective November 1, 2015;

•	lower off-system sales due primarily to a 56.8 percent decrease in the average price of gas sold, partially offset by a 95.7 percent increase in volumes; partially offset by

•	a increase in CIP adjustments of $15.9 million related to weather and $1.1 million related to usage.

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

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended
	December 31,
	2015		2014
($ in thousands)	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$55,076	8.9	$52,844	12.4
Commercial, industrial and other	13,279	1.7	13,097	2.3
Firm transportation	15,547	3.4	16,197	4.6
Total utility firm gross margin/throughput	83,902	14.0	82,138	19.3
BGSS incentive programs	4,535	55.9	4,177	52.9
Interruptible/off-tariff agreements	1,390	16.0	853	4.1
Total utility gross margin/throughput	$89,827	85.9	$87,168	76.3

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

The factors contributing to the increases in utility firm gross margin are as follows:

Three Months Ended
December 31,
(Thousands)	2015 v. 2014
Customer growth	$1,448
SAVEGREEN	316
Total increase	$1,764

The decrease in firm transportation margin is a result of customers returning to NJNG from third party natural gas providers in NJNG's distribution service territory. The transfer of residential and commercial customers has no net impact on NJNG's total utility firm gross margin because distribution tariff rates are the same for these customer classes.

NJNG's total customers include the following:

	December 31, 2015	December 31, 2014
Firm customers
Residential	441,464	428,088
Commercial, industrial & other	27,240	26,697
Residential transport	37,352	44,304
Commercial transport	10,184	10,408
Total firm customers	516,240	509,497
Other	62	76
Total customers	516,302	509,573

NJNG added 2,046 and 2,581 new customers and converted 77 and 183 existing customers to natural gas heat and other services during the three months ended December 31, 2015 and 2014, respectively. This customer growth represents an estimated annual increase of approximately .3 Bcf in sales to firm customers, assuming normal weather and usage, which would contribute approximately $1.3 million annually to utility gross margin.

BGSS Incentive Programs

The factors contributing to the increases (decreases) in utility gross margin generated by BGSS incentive programs are as follows:

Three Months Ended
December 31,
(Thousands)	2015 v. 2014
Storage	$619
FRM	(202)
Off-system sales	(56)
Capacity release	(3)
Total increase	$358

The increase in the storage incentive program was due primarily to lower natural gas prices at injection points and the timing of storage injections. The FRM Program was terminated effective November 1, 2015.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operation and Maintenance Expense

A summary and description of the factors contributing to the increases (decreases) in O&M expense is as follows:

Three Months Ended
December 31,
(Thousands)	2015 v. 2014
Shared corporate costs	$733
Bad debt	(621)
Consulting	(418)
Compensation and benefits	(213)
Maintenance and repairs	(53)
Other	220
Total decrease	$(352)

The decrease in O&M expense was due primarily to lower health care expenses resulting from a change to a premium based health care plan, reduced pension expenses due to an increase in the expected return on assets in the pension plan related to the $30 million discretionary contribution made in November 2015, lower contractor and LNG costs due primarily to the timing of expenses, as well as reduced software maintenance and tax audit expenses. These decreases were partially offset by increased compensation costs.

Depreciation Expense

Depreciation expense increased $693,000 during the three months ended December 31, 2015, compared with the three months ended December 31, 2014, as a result of additional utility plant being placed into service.

Operating Income

Operating income increased $2.1 million during the three months ended December 31, 2015, compared with the three months ended December 31, 2014, due primarily to the increase in total utility gross margin of $2.7 million and the decrease in O&M, partially offset by the increase in depreciation expense, as previously discussed.

Net Income

Net income increased $2.4 million, or 8.5 percent, to $30.6 million during the three months ended December 31, 2015, compared with the three months ended December 31, 2014, due primarily to the increased operating income, as previously discussed along with a decrease in the income tax provision due primarily to increased forecasted tax benefits related to AFUDC.

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

Predominantly all of NJRES' physical purchases and sales of natural gas result in the physical delivery of natural gas. NJRES accounts for its physical commodity contracts and its financial derivative instruments at fair value on the Unaudited Condensed Consolidated Balance Sheets. Changes in the fair value of physical commodity contracts and financial derivative instruments are included in earnings as a component of operating revenue and/or gas purchases, and gas purchases respectively, on the Unaudited Condensed Consolidated Statements of Operations. Volatility in reported net income at NJRES can occur over periods of time due to changes in the fair value of derivatives, as well as timing differences related to certain transactions. Unrealized gains and losses can fluctuate as a result of changes in the price of natural gas from the original hedge price compared with the market price of natural gas at each reporting date. Volatility in earnings also occurs as a result of timing differences between the settlement of financial derivatives and the sale of the corresponding physical natural gas that was economically hedged. When a financial instrument settles and the natural gas is placed in inventory, the realized gains and losses associated with the financial instrument are recognized in earnings. However, the gains and losses associated with the economically hedged natural gas are not recognized in earnings until the natural gas inventory is sold, at which time NJRES realizes the entire margin on the transaction.

Operating Results

NJRES' financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2015	2014
Operating revenues	$278,693	$603,688
Gas purchases (including demand charges (1))	260,239	474,947
Gross margin	18,454	128,741
Operation and maintenance	3,757	2,988
Depreciation and amortization	23	22
Other taxes	237	454
Operating income	14,437	125,277
Other income	72	—
Interest expense, net	208	513
Income tax provision	5,195	45,877
Net income	$9,106	$78,887

(1)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to ten years.

NJRES' portfolio of financial derivative instruments are composed of:

	Three Months Ended
	December 31,
(in Bcf)	2015	2014
Net short futures contracts	120.8	83.2
Net long options	5.8	1.2

Operating Revenues and Gas Purchases

Operating revenues decreased $325 million and gas purchases decreased $214.7 million during the three months ended December 31, 2015, due primarily to an approximate 43.3 percent decrease in average gas prices as well as a 19.8 percent decrease in sales volumes due to record warmth across the eastern U.S., compared with the three months ended December 31, 2014. Future results at NJRES are subject to volatility in the natural gas market due to weather. Variations in weather may affect earnings during the fiscal year. Demand and volatility in the natural gas market may decrease due to milder temperatures, which can negatively impact NJRES' earnings.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Gross Margin

Gross margin was lower by approximately $110.3 million, during the three months ended December 31, 2015, compared with the three months ended December 31, 2014, due primarily to the decreases in operating revenues and gas purchases as described above. In addition, there was a decrease of $87.6 million in unrealized gains on derivative instruments and related transactions as a result of timing differences in the settlement of certain economic hedges, partially offset by an increase of $12.6 million related to changes in the value of financial hedges.

Operation and Maintenance Expense

O&M expense increased $769,000, or 25.7 percent, during the three months ended December 31, 2015, compared with the three months ended December 31, 2014, due primarily to increases in compensation partially offset by decreased software maintenance costs.

Net Income

Net income decreased $69.8 million during the three months ended December 31, 2015, compared with the three months ended December 31, 2014, due primarily to the lower gross margin and the increase in O&M expense discussed above, partially offset by decreased income tax expense related to the gross margin.

Non-GAAP Financial Measures

Management uses financial margin and NFE, non-GAAP financial measures, when evaluating the operating results of NJRES. Financial margin and NFE are measures of margin and earnings based on eliminating timing differences associated with certain derivative instruments, as discussed above. Management views these measures as more representative of the overall expected economic result and uses these measures to compare NJRES' results against established benchmarks and earnings targets as these measures eliminate the impact of volatility on GAAP earnings as a result of timing differences associated with these derivative instruments. To the extent that there are unanticipated changes in the markets or to the effectiveness of the economic hedges, NJRES' non-GAAP results can differ from what was originally planned at the beginning of the transaction. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

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

Financial Margin

The following table is a computation of NJRES' financial margin:

	Three Months Ended
	December 31,
(Thousands)	2015	2014
Operating revenues	$278,693	$603,688
Less: Gas purchases	260,239	474,947
Add:
Unrealized (gain) on derivative instruments and related transactions (1)	(2,387)	(90,000)
Effects of economic hedging related to natural gas inventory	3,813	(8,765)
Financial margin	$19,880	$29,976

(1)
Includes unrealized (gains) related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $1.3 million for both the three months ended December 31, 2015, and 2014.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of operating income, the closest GAAP financial measurement, to NJRES' financial margin is as follows:

	Three Months Ended
	December 31,
(Thousands)	2015	2014
Operating income	$14,437	$125,277
Add:
Operation and maintenance	3,757	2,988
Depreciation and amortization	23	22
Other taxes	237	454
Subtotal - Gross margin	18,454	128,741
Add:
Unrealized (gain) on derivative instruments and related transactions	(2,387)	(90,000)
Effects of economic hedging related to natural gas inventory	3,813	(8,765)
Financial margin	$19,880	$29,976

Financial margin decreased $10.1 million during the three months ended December 31, 2015, compared with the three months ended December 31, 2014, due primarily to the timing of certain transactions related to storage and narrower price spreads related to the decreased average gas prices discussed above resulting in lower financial margin from transportation and storage assets.

Net Financial Earnings

A reconciliation of NJRES' net (loss) income, the most directly comparable GAAP financial measurement to NFE is as follows:

	Three Months Ended
	December 31,
(Thousands)	2015	2014
Net income	$9,106	$78,887
Add:
Unrealized (gain) on derivative instruments and related transactions	(2,387)	(90,000)
Effects of economic hedging related to natural gas inventory	3,813	(8,765)
Tax adjustments	(518)	36,314
Net financial earnings	$10,014	$16,436

NFE decreased $6.4 million during the three months ended December 31, 2015, compared with the three months ended December 31, 2014, due primarily to lower financial margin of $10.1 million and higher O&M, partially offset by lower taxes related to the financial margin, as previously discussed. Assuming a return to more normal weather patterns, the Company expects NJRES to generate a smaller portion of NJR's NFE in the future than in fiscal 2015.

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

Clean Energy Ventures Segment

Overview

Our Clean Energy Ventures segment actively pursues opportunities in the clean energy markets, including solar and onshore wind. Clean Energy Ventures has entered into various agreements to install solar net-metered systems for residential and commercial customers, as well as large commercial grid-connected projects. In addition, Clean Energy Ventures has entered into various long-term agreements, including PPAs, to supply energy from wind and solar projects.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Solar

Since its inception, Clean Energy Ventures has placed a total of 118.4 MW of solar capacity into service and as of December 31, 2015, has 18.8 MW under construction. The Company estimates total solar-related capital expenditures for projects to be placed in service during fiscal 2016 to be between $75 million and $95 million. There were no commercial projects placed into service during the three months ended December 31, 2015. During the three months ended December 31, 2014, NJRCEV placed into service one commercial project totaling approximately 9.9 MW of solar capacity.

As part of its solar investment portfolio, NJRCEV operates a residential solar program, The Sunlight Advantage®, that provides qualifying homeowners the opportunity to have a solar system installed at their home with no installation or maintenance expenses. NJRCEV owns, operates and maintains the system over the life of the contract in exchange for monthly lease payments. NJRCEV's residential solar leasing program installed approximately .7 MW of capacity on 84 homes, and 1.4 MW of capacity on 145 homes during the three months ended December 31, 2015 and 2014, respectively.

Once a solar installation commences operations and is properly registered, each MWh of electricity produced creates an SREC that represents the renewable energy attribute of the solar-electricity generated that can be sold to third parties, including certain load-serving entities that are required to comply with the solar carve out of New Jersey's renewable portfolio standard. In addition, under the recently updated federal tax guidelines, projects that are placed in service through December 31, 2019, qualify for a 30 percent federal ITC.

SREC activity consisted of the following:

	Three Months Ended
	December 31,
	2015	2014
Beginning balance as of October 1,	33,203	29,970
SRECs generated	35,014	22,247
SRECs sold	(21,182)	(24,994)
Ending balance as of December 31,	47,035	27,223

NJRCEV hedges a portion of its expected SREC production through the use of forward sales contracts. As of December 31, 2015, NJRCEV has hedged approximately 92 percent and 100 percent of its SREC inventory and projected SREC production related to its in-service commercial and residential assets for energy years 2016 and 2017, respectively. Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

Onshore Wind

Clean Energy Ventures invests in small to mid-size onshore wind projects that fit its investment profile, including the following as of December 31, 2015:

•	a $20.3 million, 9.7 MW project in Two Dot, Montana that was completed in June 2014;

•	a $42.1 million, 20 MW project in Carroll County, Iowa that was completed in January 2015;

•	an $84.5 million, 50.7 MW project in Rush County, Kansas that was completed in December 2015; and

•	an $84 million, 39.9 MW project in Somerset County, Pennsylvania that is currently under construction and which is expected to be completed in the first quarter of fiscal 2017.

The wind projects are eligible for PTCs for a 10-year period following commencement of operation and have power purchase agreements of various terms in place, which govern the sale of energy, capacity and renewable energy credits.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Clean Energy Ventures' investments are subject to a variety of factors, such as timing of construction schedules, permitting and regulatory processes, delays related to electric grid interconnection, which can affect our ability to commence operations on a timely basis or, at all, economic trends, the ability to access capital or allocation of capital to other investments or business opportunities and other unforeseen events. Solar projects not placed in service, as originally planned prior to the end of a reporting period, may result in a failure to qualify for ITCs and along with changes in SREC prices could have a significant adverse impact on that period's earnings. Wind projects for which construction of the facility begins after December 31, 2016 through December 31, 2019, will be subject to reduced PTCs, and could have a significant adverse impact on 10 years of forward earnings. In addition, since the primary contributors toward the value of qualifying power projects are tax incentives and SRECs, changes in the federal statutes related to the ITC or PTC or in the marketplace and/or relevant legislation surrounding renewable energy credits, could also significantly affect earnings.

Operating Results

The financial results of NJRCEV are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2015	2014
Operating revenues	$7,794	$6,235
Operation and maintenance	3,857	3,133
Depreciation and amortization	5,110	3,591
Other taxes	253	214
Operating (loss)	(1,426)	(703)
Other income (expense), net	118	(1,594)
Interest expense, net	2,053	1,817
Income tax (benefit)	(11,587)	(19,721)
Net Income	$8,226	$15,607

Operating Revenues

Operating revenues consist of the following:
The average SREC sales price was $217 and $176 during the three months ended December 31, 2015, and 2014, respectively.

There are no direct production costs associated with the revenue generation by our solar assets. All related costs are included as a component of O&M expenses on the Unaudited Condensed Consolidated Statements of Operations, including such expenses as facility maintenance and various fees.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operation and Maintenance Expense

O&M expense increased $724,000 during the three months ended December 31, 2015, compared with the three months ended December 31, 2014, due primarily to additional leasing and maintenance costs associated with wind and solar projects placed in service and higher shared services costs due primarily to increased compensation costs.

Depreciation Expense

Depreciation expense increased $1.5 million during the three months ended December 31, 2015, compared with the three months ended December 31, 2014, as a result of increases in solar and wind capital additions.

Income Tax (Benefit)

NJR’s effective tax rate is significantly impacted by the amount of tax credits forecast to be earned during the fiscal year. GAAP requires NJR to estimate its annual effective tax rate and use this rate to calculate its year-to-date tax provision. Based on NJRCEV’s forecast of solar projects to be completed and wind production during the fiscal year, NJR’s estimated annual effective tax rate for fiscal 2016 is 14.7 percent and $10.1 million related to tax credits, net of deferred taxes, were recognized during the three months ended December 31, 2015. The effective annual effective tax rate as of December 31, 2014, was 24.9 percent and $18 million related to tax credits, net of deferred taxes, were recognized during the three months ended December 31, 2014.

Net Income

Net income decreased $7.4 million, during the three months ended December 31, 2015, compared with the three months ended December 31, 2014, due primarily to:

•	a decrease in tax credits recognized due primarily to NJR's lower estimated annual effective tax rate and lower consolidated quarterly income; and

•	increased costs related to depreciation and O&M as discussed above; partially offset by

•	an increase in operating revenues as discussed above; and

•	an increase in PTCs due to increased wind production as a result of more MW in service.

Non-GAAP Financial Measures

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating the operating results of Clean Energy Ventures. For NFE purposes an annual estimated effective tax rate is calculated and any necessary quarterly tax adjustment is applied to NJRCEV, as such adjustment is primarily related to tax credits generated by NJRCEV. Accordingly, for NFE purposes, the effective tax rate for fiscal 2016 is estimated at 16.4 percent and $9.6 million of tax credits, net of deferred taxes, were recognized during the three months ended December 31, 2015.

During the three months ended December 31, 2014, the effective tax rate for fiscal 2015 was estimated at 17.4 percent and $11.4 million of tax credits, net of deferred taxes, were recognized during the three months ended December 31, 2014, respectively. Since the effective tax rate is based on certain forecasted assumptions, including estimates surrounding completion of projects, the rate and resulting NFE are subject to change. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure.

A reconciliation of NJRCEV's net income, the most directly comparable GAAP financial measurement to NFE is as follows:

	Three Months Ended
	December 31,
(Thousands)	2015	2014
Net income	$8,226	$15,607
Add:
Tax adjustments	(721)	(6,599)
Net financial earnings	$7,505	$9,008

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Midstream Segment

Overview

Our Midstream segment invests in natural gas assets, such as natural gas transportation and storage facilities. NJR believes that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide a growth opportunity for the Company. To that end, NJR has a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates and a 20 percent ownership interest in PennEast, a natural gas pipeline, which the Company estimates will be completed and operational in fiscal 2018. As of December 31, 2015, NJR's net investments in Steckman Ridge and PennEast were $125.1 million and $9.2 million, respectively.

During fiscal 2015, NJR Midstream Holdings Corporation, through its subsidiary, NJNR Pipeline Company, also held the Company's 5.53 percent ownership interest in Iroquois Gas Transmission L.P. On September 29, 2015, NJNR Pipeline Company exchanged its ownership interest in Iroquois with Dominion Midstream Partners, L.P. for 1.84 million DM Common Units.

Operating Results

The financial results of Midstream are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2015	2014
Equity in earnings of affiliates	$3,545	$3,775
Operation and maintenance	$148	$147
Other income	$632	$239
Interest expense, net	$42	$250
Income tax provision	$1,640	$1,492
Net income	$2,344	$2,120

Equity in earnings, which is driven primarily by storage revenues generated by Steckman Ridge and transportation revenues generated by Iroquois, is as follows:

	Three Months Ended
	December 31,
(Thousands)	2015	2014
Steckman Ridge	$3,545	$2,729
Iroquois	—	1,046
Total equity in earnings	$3,545	$3,775

Equity in earnings of affiliates decreased $230,000 during the three months ended December 31, 2015, compared with the three months ended December 31, 2014, due primarily to the exchange of NJR's ownership interest in Iroquois, partially offset by increases in storage service revenue and demand for hub services at Steckman Ridge.

Other income increased due to dividend income from the new DM Common Units for the three months ended December 31, 2015, compared with three months ended December 31, 2014.

Home Services and Other Operations

Overview

The financial results of Home Services and Other consist primarily of the operating results of NJRHS, CR&R, and NJR Energy. NJRHS provides service, sales and installation of appliances to approximately 116,000 service contract customers and has been focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its building and undeveloped land. NJR Energy invests in other energy-related ventures. Home Services and Other also includes organizational expenses incurred at NJR.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

The consolidated financial results of Home Services and Other are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2015	2014
Operating revenues	$9,573	$9,011
Operation and maintenance	$9,393	$8,855
Energy and other taxes	$983	$1,043
Income tax (benefit)	$(288)	$(452)
Net (loss)	$(583)	$(592)

Operating revenue increased $562,000 during the three months ended December 31, 2015, compared with the three months ended December 31, 2014, due primarily to increased solar installations, as well as increased contract revenue at NJRHS as a result of existing customers upgrading to the total comfort and platinum comfort plans and expanded service contract product line, partially offset by a decrease in generator sales and installations.

O&M expense increased $538,000 during the three months ended December 31, 2015, compared with the three months ended December 31, 2014, due primarily to increased labor resulting from increased complement and the timing of incentives and as well as increased consulting fees and additional temporary help.

Energy & other taxes remained relatively flat during the three months ended December 31, 2015, compared with the three months ended December 31, 2014.

Income tax benefit decreased $164,000 during the three months ended December 31, 2015, compared with the three months ended December 31, 2014, due primarily to increased operating income at NJRHS related to the increased revenues discussed above.

Net loss remained relatively flat during the three months ended December 31, 2015, compared with the three months ended December 31, 2014.

Liquidity and Capital Resources

NJR's objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

NJR's consolidated capital structure was as follows:

	December 31, 2015	September 30, 2015
Common stock equity	52%	54%
Long-term debt	38	42
Short-term debt	10	4
Total	100%	100%

Common Stock Equity

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. On December 14, 2015, NJR registered an additional 5 million shares of NJR common stock for issuance under the DRP. NJR raised $3.8 million of equity through the DRP for both the three months ended December 31, 2015 and 2014, by issuing approximately 127,000 and 148,000 shares, respectively. NJR also raised approximately $19.8 million of equity by issuing approximately 688,000 new shares through the waiver discount feature of the DRP during the three months ended 2014. NJR issued no new shares through the waiver discount feature of the DRP during the three months ended December 31, 2015. All fiscal 2015 share data has been adjusted for the March 2015 stock split.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In 1996, the Board of Directors authorized the Company to implement a share repurchase program, which was expanded seven times since the inception of the program. As of December 31, 2015, the Company has repurchased a total of approximately 16.9 million of those shares and may repurchase an additional 2.6 million shares under the approved program. There were 34,700 and 54,200 shares repurchased during the three months ended December 31, 2015 and 2014, respectively.

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

NJR believes that as of December 31, 2015, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of December 31, 2015, NJR had a revolving credit facility totaling $425 million, as described below, with $267.1 million available under the facility.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of December 31, 2015, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $173.3 million.

Due to the seasonal nature of natural gas prices and demand and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak towards the end of the injection season.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Short-term borrowings were as follows:

Three Months Ended
(Thousands)	December 31, 2015
NJR
Notes Payable to banks:
Balance at end of period	$135,000
Weighted average interest rate at end of period	1.24%
Average balance for the period	$76,903
Weighted average interest rate for average balance	1.16%
Month end maximum for the period	$135,000
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$76,000
Weighted average interest rate at end of period	0.28%
Average balance for the period	$74,183
Weighted average interest rate for average balance	0.22%
Month end maximum for the period	$96,000

NJR

As noted above, based on its average borrowings during the three months ended December 31, 2015, NJR's average interest rate was 1.16 percent, resulting in interest expense of $228,000.

As of December 31, 2015, NJR has five letters of credit outstanding totaling $22.9 million, which reduces the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

NJR's $100 million uncommitted Line of Credit Agreement with Santander Bank, N.A. expired on October 24, 2015, and was not renewed.

Neither NJNG nor its assets are obligated or pledged to support the NJR credit facility.

NJNG

As noted above, NJNG's weighted average interest rate on outstanding commercial paper was .22 percent during the three months ended December 31, 2015, resulting in interest expense of $43,700.

As of December 31, 2015, NJNG has two letters of credit outstanding for $731,000, which reduces the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

Long-Term Debt

NJR

NJR has outstanding $50 million of 6.05 percent senior unsecured notes due September 2017, $25 million of 2.51 percent senior notes due September 2018, $50 million of 3.25 percent senior notes due September 2022 and $100 million of 3.48 percent senior notes due November 2024, which were issued under private placement debt shelf facilities. NJR has an unsecured, uncommitted $100 million private placement shelf note agreement that expires September 26, 2016. As of December 31, 2015, $100 million remains available for borrowing on that shelf facility.

Neither NJNG nor its assets are obligated or pledged to support NJR's long-term debt.

NJNG

As of December 31, 2015, NJNG's long-term debt consisted of $485.8 million in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2018 to 2045, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $40.4 million in capital leases with various maturities ranging from 2016 to 2022.

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

Sale-Leaseback

NJNG received $7.1 million and $7.2 million in December 2015 and 2014, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG expects to continue this sale-leaseback program on an annual basis, subject to market conditions.

Contractual Obligations

NJNG's total capital expenditures are projected to be $291.1 million and $230.5 million, in fiscal 2016 and 2017, respectively. Total capital expenditures spent or accrued during the three months ended December 31, 2015 were $44.4 million.

NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility, the issuance of long-term debt and contributions from NJR.

As of December 31, 2015, NJNG's future MGP expenditures are estimated to be $180.4 million. For a more detailed description of MGP see Note 12. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJRCEV's expenditures include distributed power projects that support NJR's goal to promote clean energy. Accordingly, NJRCEV enters into agreements to install solar equipment involving both residential and commercial projects. During three months ended December 31, 2015, capital expenditures spent related to the purchase and installation of the solar equipment were $14.9 million. An additional $45.3 million has been committed or accrued for solar projects to be placed into service during fiscal 2016 and beyond. The Company estimates solar-related capital expenditures placed in service in fiscal 2016 to be between $75 million and $95 million.

During the first quarter of fiscal 2016, NJRCEV commenced construction of an $84 million, 39.9 MW onshore wind project in Somerset County, Pennsylvania which is expected to be completed in the first quarter of fiscal 2017.

As of December 31, 2015, a total of $30.1 million has been spent and an additional $52.8 million has been committed or accrued for wind projects. In fiscal 2016, NJRCEV estimates that its wind-related capital expenditures will range between $80 million and $100 million.

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

Off-Balance-Sheet Arrangements

The Company's off-balance-sheet arrangements consist of guarantees covering approximately $296.4 million of natural gas purchases, SREC sales and demand fee commitments and outstanding letters of credit totaling $23.7 million, as noted above.

Cash Flow

Operating Activities

Cash flows (used in) from operating activities during during the three months ended December 31, 2015, totaled $(39.2) million compared with $40.8 million during the three months ended December 31, 2014. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The decrease of $80.1 million in operating cash flows during the three months ended December 31, 2015, compared with the three months ended December 31, 2014, was impacted by:

•
lower overall commodity prices and sales volumes, which contributed towards favorable changes at NJRES of $88.2 million in receivables balances, offset by a decrease in cash associated with gas purchases payables of $64.8 million and $15.2 million in gas in storage at NJRES, due primarily to the volatility that occurred during the three months ended December 31, 2014 that did not recur during three months ended December 31, 2015;

•
a decrease of $39.7 million in broker margin balances resulting primarily from a change in the value of open positions held as of December 31, 2015, compared with those held as of December 31, 2014, due to the volatility as discussed above;

•
lower usage related to warmer winter weather, coupled with bill credits issued to NJNG's customers during fiscal 2016 for overrecovered gas costs as a result of the decline in the wholesale price of natural gas; and

•	a discretionary contribution of $30 million to the Company's pension plan during fiscal 2016.

Investing Activities

Cash flows used in investing activities totaled $95.4 million during three months ended December 31, 2015, compared with $92.2 million during the three months ended December 31, 2014. The increase of $3.2 million was due primarily to an increase in utility plant expenditures of $12.3 million, partially offset by a decrease in capital expenditures of $10.3 million related to wind projects at NJRCEV. NJR also contributed an additional $2.3 million for its investment in PennEast during three months ended December 31, 2015.

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

Cash flows used in financing activities totaled $131.4 million during the three months ended December 31, 2015, compared with $60.9 million during the three months ended December 31, 2014. The increase of $70.4 million is due primarily to increased short-term borrowings at both NJR and NJNG, partially offset by the issuance of $100 million in long-term debt for NJR during the three months ended December 31, 2014, along with a decrease in proceeds from the issuance of common stock when compared with the three months ended December 31, 2014, during which 688,000 new shares were issued through the waiver discount feature of the DRP.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

These ratings were re-affirmed by each agency respectively prior to December 31, 2015. NJNG's S&P and Moody's ratings are investment-grade ratings. NJR is not a rated entity.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2015 to December 31, 2015:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2015	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2015
NJNG	$(10,881)	$(6,623)	$(4,505)	$(12,999)
NJRES	24,575	42,846	34,181	33,240
Total	$13,694	$36,223	$29,676	$20,241

There were no changes in methods of valuations during the three months ended December 31, 2015.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of fair market value of financial derivatives at December 31, 2015, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2016	2017	2018 - 2020	After 2020	Total Fair Value
Price based on NYMEX/CME	$637	$984	$—	$—	$1,621
Price based on ICE	17,602	1,025	(7)	—	18,620
Total	$18,239	$2,009	$(7)	$—	$20,241

The following is a summary of financial derivatives by type as of December 31, 2015:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
NJNG	Futures	19.5	$1.54 - $6.95	$(12,999)
NJRES	Futures	(120.8)	$1.17 - $5.84	32,215
	Options	5.8	$0.01 - $0.24	1,025
Total				$20,241

(1)	Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2015 to December 31, 2015:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2015	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2015
NJRES - Prices based on other external data	$(2,709)	(14,366)	(6,981)	$(10,094)

The following table reflects the changes in the fair market value of interest rate contracts from September 30, 2015 to December 31, 2015:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2015	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2015
NJNG - Prices based on other external data	$(4,228)	2,367	—	$(1,861)

The Company's market price risk is predominately related to changes in the price of natural gas at Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and fixed price swaps is derived from this location, the price sensitivity analysis has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed swap positions by approximately $12.7 million. This analysis does not include potential changes to reported credit adjustments embedded in the $21.7 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(6,353)	$(12,706)	$(19,059)	$(25,412)
Ending derivative fair value	$21,704	$15,351	$8,998	$2,645	$(3,708)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$6,353	$12,706	$19,059	$25,412
Ending derivative fair value	$21,704	$28,057	$34,410	$40,763	$47,116

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and noninvestment grade counterparties, as of December 31, 2015. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES' & NJRCEV's counterparty credit exposure as of December 31, 2015, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$92,824	$68,111
Noninvestment grade	9,672	531
Internally rated investment grade	22,397	11,743
Internally rated noninvestment grade	2,566	518
Total	$127,459	$80,903

NJNG's counterparty credit exposure as of December 31, 2015, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$6,581	$5,772
Noninvestment grade	21	—
Internally rated investment grade	110	56
Internally rated noninvestment grade	5,249	72
Total	$11,961	$5,900

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

Information regarding NJR's interest rate risk can be found in Item 7A. Quantitative and Qualitative Disclosures About Market Risks and the Liquidity and Capital Resources - Debt section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of its Annual Report on Form 10-K for the period ended September 30, 2015.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in NJR's Annual Report on Form 10-K for the year ended September 30, 2015, and is set forth in Part I, Item 1, Note 12. Commitment and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter ended December 31, 2015, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While NJR attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of NJR's 2015 Annual Report on Form 10-K includes a detailed discussion of NJR's risk factors. Those risks and uncertainties have the potential to materially affect NJR's financial condition and results of operations. There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, of our 2015 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth NJR's repurchase activity for the quarter ended December 31, 2015:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
10/01/15 - 10/31/15	—	$—	—	2,662,653
11/01/15 - 11/30/15	—	$—	—	2,662,653
12/01/15 - 12/30/15	34,700	$29.04	34,700	2,627,953
Total	34,700	$—	34,700	2,627,953
(1)    Share data has been retroactively adjusted to reflect a 2 for 1 stock split effective March 3, 2015.

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of December 31, 2015, included 19.5 million shares of common stock for repurchase, of which, approximately 2.6 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1
Form of Amended and Restated Employment Continuation Agreement between the Company and named executive officer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on December 16, 2015)

10.2
Form of Amended and Restated Employment Continuation Agreement between the Company and NJR Energy Services Company named executive officer (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on December 16, 2015)

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101+	Interactive Data File (Form 10-Q, for the fiscal period ended December 31, 2015, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	February 3, 2016
By:/s/ Patrick Migliaccio
Patrick Migliaccio
Senior Vice President and
Chief Financial Officer