Form 10-Q
period 2016-03-31
NEW JERSEY RESOURCES CORP
filed 2016-05-04
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of May 2, 2016 was 86,052,309.

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

FMB	First Mortgage Bonds
FRM	Financial Risk Management
GAAP	Generally Accepted Accounting Principles of the United States
Home Services and Other	Home Services and Other Operations (formerly Retail and Other Operations)
ICE	Intercontinental Exchange
Iroquois	Iroquois Gas Transmission L.P.
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
LNG	Liquefied Natural Gas
MGP	Manufactured Gas Plant
Moody's	Moody's Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
NFE	Net Financial Earnings
NGV	Natural Gas Vehicles
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	NJNG's $250 million unsecured committed credit facility expiring in May 2019
NJR Credit Facility	NJR's $425 million unsecured committed credit facility expiring in September 2020
NJR Energy	NJR Energy Corporation
NJR or The Company	New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

NJRCEV	NJR Clean Energy Ventures Corporation
NJRES	NJR Energy Services Company
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
O&M	Operation and Maintenance
OCI	Other Comprehensive Income
OPEB	Other Postemployment Benefit Plans
PennEast	PennEast Pipeline Company, LLC
PIM	Pipeline Integrity Management
PPA	Power Purchase Agreement
PTC	Federal Production Tax Credit
RA	Remediation Adjustment
REC	Renewable Energy Certificate
S&P	Standard & Poor's Financial Services, LLC
SAFE	Safety Acceleration and Facility Enhancement
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Charge
SREC	Solar Renewable Energy Certificate
SRL	Southern Reliability Link
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Superstorm Sandy	Post-Tropical Cyclone Sandy
Tetco	Texas Eastern Transmission
The Exchange Act	The Securities Exchange Act of 1934, as amended
Trustee	U.S. Bank National Association
U.S.	The United States of America

New Jersey Resources Corporation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations and beliefs presented in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” Part II, Item I. “Legal Proceedings” and in the notes to the financial statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “anticipate,” “estimate,” “may,” “intend,” “expect,” “believe,” “will” “plan,” “should,” or “continue” or comparable terminology and are made based upon management's current expectations, assumptions and beliefs as of this date concerning future developments and their potential effect on us. There can be no assurance that future developments will be in accordance with management's expectations, assumptions or beliefs, or that the effect of future developments on us will be those anticipated by management.

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, PTCs and SRECs, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2016 and thereafter include many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as well as the following:

•	weather and economic conditions;

•	demographic changes in the NJNG service territory and their effect on NJNG's customer growth;

•	volatility of natural gas and other commodity prices and their impact on NJNG customer usage, NJNG's BGSS incentive programs, NJRES operations and on our risk management efforts;

•	changes in rating agency requirements and/or credit ratings and their effect on availability and cost of capital to us;

•	the impact of volatility in the credit markets on our access to capital;

•	the ability to comply with debt covenants;

•
the impact to the asset values and resulting higher costs and funding obligations of our pension and postemployment benefit plans as a result of potential downturns in the financial markets, lower discount rates, revised actuarial assumptions or impacts associated with the Patient Protection and Affordable Care Act;

•	risks associated with hedging activities and use of derivatives contracts;

•	commercial and wholesale credit risks, including the availability of creditworthy customers and counterparties, and liquidity in the wholesale energy trading market;

•	regulatory approval of NJNG's planned infrastructure programs;

•
the ability to obtain governmental and regulatory approvals, land-use rights, electric grid connection (in the case of distributed power projects) and/or financing for the construction, development and operation of our unregulated energy investments and NJNG's infrastructure projects in a timely manner;

•	risks associated with the management of our joint ventures and partnerships;

•
risks associated with our investments in distributed power projects, including the availability of regulatory and tax incentives, the availability of viable projects, our eligibility for ITCs and PTCs, the future market for SRECs, electricity prices, and operational risks related to projects in service;

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

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with its preparation of management's discussion and analysis of results of operations and financial condition contained in our Quarterly and Annual Reports on Form 10-Q and Form 10-K, respectively, we do not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2016	2015	2016	2015
OPERATING REVENUES
Utility	$242,536	$374,703	$394,142	$583,430
Nonutility	331,657	638,387	624,309	1,253,784
Total operating revenues	574,193	1,013,090	1,018,451	1,837,214
OPERATING EXPENSES
Gas purchases:
Utility	82,374	129,281	129,039	213,544
Nonutility	287,883	662,573	541,971	1,135,544
Related parties	2,077	3,124	4,151	6,388
Operation and maintenance	53,125	52,778	99,358	97,537
Regulatory rider expenses	21,215	42,692	30,843	64,155
Depreciation and amortization	17,744	15,204	34,226	29,590
Energy and other taxes	15,842	24,632	25,479	38,953
Total operating expenses	480,260	930,284	865,067	1,585,711
OPERATING INCOME	93,933	82,806	153,384	251,503
Other income, net	2,202	1,137	4,126	1,027
Interest expense, net of capitalized interest	7,369	6,483	14,146	13,678
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	88,766	77,460	143,364	238,852
Income tax provision	17,840	20,144	26,197	61,011
Equity in earnings of affiliates	2,402	3,587	4,808	6,382
NET INCOME	$73,328	$60,903	$121,975	$184,223

EARNINGS PER COMMON SHARE
Basic	$.85	$.71	$1.42	$2.17
Diluted	$.84	$.71	$1.41	$2.14
DIVIDENDS DECLARED PER COMMON SHARE	$.24	$.23	$.48	$.45
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	85,834	85,328	85,754	84,940
Diluted	86,858	86,370	86,778	85,982

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2016	2015	2016	2015
Net income	$73,328	$60,903	$121,975	$184,223
Other comprehensive income, net of tax
Unrealized gain (loss) on available for sale securities, net of tax of $(3,154), $380, $(5,768) and $(75), respectively	$4,500	$(550)	8,201	109
Net unrealized gain on derivatives, net of tax of $(21), $(68), $(2) and $(50) respectively	38	118	5	87
Adjustment to postemployment benefit obligation, net of tax of $(175), $(168), $(349), and $(337) respectively	257	239	513	486
Other comprehensive income (loss)	$4,795	$(193)	8,719	682
Comprehensive income	$78,123	$60,710	$130,694	$184,905

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,
(Thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$121,975	$184,223
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	2,035	(20,198)
Depreciation and amortization	34,226	29,590
Allowance for equity used during construction	(2,357)	(2,014)
Allowance for bad debt expense	873	1,696
Deferred income taxes	17,980	31,576
Manufactured gas plant remediation costs	(2,656)	(2,089)
Equity in earnings of equity investees, net of distributions received	2,261	4,089
Cost of removal - asset retirement obligations	(66)	(403)
Contributions to postemployment benefit plans	(32,167)	(2,434)
Changes in:
Components of working capital	(13,788)	42,506
Other noncurrent assets	(15,794)	39,396
Other noncurrent liabilities	2,302	20,568
Cash flows from operating activities	114,824	326,506
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for:
Utility plant	(76,326)	(58,657)
Solar and wind equipment	(70,882)	(88,370)
Real estate properties and other	(1,069)	(61)
Cost of removal	(20,080)	(11,334)
Investments in equity investees	(5,948)	(1,264)
Distribution from equity investees in excess of equity in earnings	1,131	957
Withdrawal from (payment to) restricted cash construction fund	1,007	(1,484)
Proceeds from sale of property	748	—
Cash flows (used in) investing activities	(171,419)	(160,213)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock	8,220	28,310
Tax benefit from stock options exercised	—	839
Proceeds from sale-leaseback transaction	7,107	7,216
Proceeds from long-term debt	—	100,000
Payments of long-term debt	(5,807)	(4,510)
Purchases of treasury stock	(1,008)	(3,945)
Payments of common stock dividends	(41,115)	(38,010)
Net proceeds from (payments of) short-term debt	86,150	(155,000)
Cash flows from (used in) financing activities	53,547	(65,100)
Change in cash and cash equivalents	(3,048)	101,193
Cash and cash equivalents at beginning of period	4,928	2,151
Cash and cash equivalents at end of period	$1,880	$103,344
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(16,750)	$(178,647)
Inventories	43,479	205,992
Recovery of gas costs	(20,396)	15,734
Gas purchases payable	(31,324)	24,827
Gas purchases payable - related parties	(409)	155
Prepaid and accrued taxes	43,154	39,169
Accounts payable and other	(25,026)	(35,456)
Restricted broker margin accounts	(12,478)	(16,707)
Customers' credit balances and deposits	226	(5,821)
Other current assets	5,736	(6,740)
Total	$(13,788)	$42,506
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$15,647	$12,946
Income taxes	$688	$14,719
Accrued capital expenditures	$21,663	$26,781

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	March 31, 2016	September 30, 2015
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$1,982,080	$1,908,024
Construction work in progress	150,437	155,553
Solar and wind equipment, real estate properties and other, at cost	574,655	481,003
Construction work in progress	57,764	77,705
Total property, plant and equipment	2,764,936	2,622,285
Accumulated depreciation and amortization, utility plant	(453,924)	(437,097)
Accumulated depreciation and amortization, solar and wind equipment, real estate properties and other	(68,354)	(56,927)
Property, plant and equipment, net	2,242,658	2,128,261
CURRENT ASSETS
Cash and cash equivalents	1,880	4,928
Customer accounts receivable
Billed	148,822	155,273
Unbilled revenues	27,144	6,372
Allowance for doubtful accounts	(4,923)	(5,189)
Regulatory assets	32,638	24,258
Gas in storage, at average cost	117,490	163,905
Materials and supplies, at average cost	10,074	7,138
Prepaid and accrued taxes	3,354	36,810
Derivatives, at fair value	54,803	40,743
Restricted broker margin accounts	34,156	12,990
Other	34,423	40,987
Total current assets	459,861	488,215
NONCURRENT ASSETS
Investments in equity investees	136,974	132,002
Regulatory assets	436,178	410,155
Derivatives, at fair value	1,174	4,334
Available for sale securities	73,444	59,475
Other	69,305	61,915
Total noncurrent assets	717,075	667,881
Total assets	$3,419,594	$3,284,357

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)	March 31, 2016	September 30, 2015
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding March 31, 2016 — 85,968,887; September 30, 2015 — 85,531,423	$221,633	$220,838
Premium on common stock	215,961	209,931
Accumulated other comprehensive (loss), net of tax	(675)	(9,394)
Treasury stock at cost and other; shares March 31, 2016 — 2,684,265; September 30, 2015 — 2,804,847	(87,930)	(92,164)
Retained earnings	858,493	777,745
Common stock equity	1,207,482	1,106,956
Long-term debt	844,391	843,595
Total capitalization	2,051,873	1,950,551
CURRENT LIABILITIES
Current maturities of long-term debt	11,683	11,138
Short-term debt	152,500	66,350
Gas purchases payable	120,091	151,375
Gas purchases payable to related parties	1,152	1,601
Accounts payable and other	67,649	99,651
Dividends payable	20,633	20,528
Accrued taxes	11,024	1,326
Regulatory liabilities	—	12,154
New Jersey clean energy program	5,586	14,293
Derivatives, at fair value	53,735	32,791
Broker margin accounts	12,798	4,103
Customers' credit balances and deposits	21,016	20,790
Total current liabilities	477,867	436,100
NONCURRENT LIABILITIES
Deferred income taxes	464,343	444,935
Deferred investment tax credits	4,779	4,940
Deferred gain	28,926	29,334
Derivatives, at fair value	13,913	5,529
Manufactured gas plant remediation	178,512	180,400
Postemployment employee benefit liability	107,590	137,414
Regulatory liabilities	61,333	67,533
Asset retirement obligation	21,230	19,145
Other	9,228	8,476
Total noncurrent liabilities	889,854	897,706
Commitments and contingent liabilities (Note 12)
Total capitalization and liabilities	$3,419,594	$3,284,357

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and operates certain unregulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company provides natural gas utility service to approximately 519,100 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment;

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

NJR Midstream Holdings Corporation invests in energy-related ventures through its subsidiaries, NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge, and NJR Pipeline Company, which holds the Company's 20 percent ownership interest in PennEast and 1.84 million Common Units of Dominion Midstream Partners, L.P. The investments in Steckman Ridge, PennEast and DM comprise the Midstream segment; and

NJR Retail Holdings Corporation has two principal subsidiaries, NJR Home Services Company, which provides heating, central air conditioning, standby generators, solar and other indoor and outdoor comfort products to residential homes and businesses throughout New Jersey, and Commercial Realty & Resources Corporation, which owns commercial real estate. NJR Retail Holdings Corporation and NJR Energy Corporation are included in Home Services and Other operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by NJR in accordance with the rules and regulations of the U.S. Securities and Exchange Commission and Accounting Standards Generally Accepted in the United States of America. The September 30, 2015, Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in NJR's 2015 Annual Report on Form 10-K.

The Unaudited Condensed Consolidated Financial Statements include the accounts of NJR and its subsidiaries. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary, for a fair presentation of the results of the interim periods presented. These adjustments are of a normal and recurring nature. Because of the seasonal nature of NJR's utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ending September 30, 2016. Intercompany transactions and accounts have been eliminated.

Gas in Storage

The following table summarizes gas in storage, at average cost by company as of:

	March 31, 2016		September 30, 2015
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJRES	$89,514	52.3	$93,696	44.6
NJNG	27,976	9.3	70,209	21.4
Total	$117,490	61.6	$163,905	66.0

Sales Tax Accounting

Sales tax, that is collected from customers and presented in both operating revenues and operating expenses on the Unaudited Condensed Consolidated Statements of Operations, was $20.7 million and $34 million during the six months ended March 31, 2016 and 2015, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available for Sale Securities

Included in available for sale securities on the Unaudited Condensed Consolidated Balance Sheets are investments in two publicly traded energy companies. Total unrealized gains associated with these investments are included as a part of accumulated other comprehensive income, a component of common stock equity. Reclassifications of realized gains out of other comprehensive income into income are determined based on average cost.

The Company's available for sale securities had a fair value of $73.4 million and $59.5 million as of March 31, 2016 and September 30, 2015, respectively. Total unrealized gains associated with these equity securities were $24.8 million, $14.6 million after tax, and $10.8 million, $6.4 million after tax, as of March 31, 2016 and September 30, 2015, respectively.

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

(Thousands)	March 31, 2016		September 30, 2015
NJRES	$75,691	51%	$107,461	69%
NJNG (1)	67,080	45	41,130	26
NJRCEV	1,975	1	1,084	1
NJRHS and other	4,076	3	5,598	4
Total	$148,822	100%	$155,273	100%

(1)	Does not include unbilled revenues of $27.1 million and $6.4 million as of March 31, 2016 and September 30, 2015, respectively.

Loan Receivable

NJNG provides loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Unaudited Condensed Consolidated Balance Sheets. The Company has recorded $7.5 million and $6.2 million in other current assets and $40.2 million and $36.2 million in other noncurrent assets as of March 31, 2016 and September 30, 2015, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans.

NJR's policy is to establish an allowance for doubtful accounts when loan balances are in arrears for more than 60 days. As of March 31, 2016 and September 30, 2015, there was no allowance for doubtful accounts established for the SAVEGREEN loans.

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

Stock Compensation

In June 2014, the FASB issued ASU No. 2014-12, an amendment to ASC 718, Compensation - Stock Compensation, which clarifies the accounting for performance awards when the terms of the award provide that a performance target could be achieved after the requisite service period. The new guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Upon adoption, the amendment will be applied on a prospective or retrospective basis. The Company does not expect this standard to have any impact to its financial position, results of operations and cash flows upon adoption.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2016, the FASB issued ASU 2016-9, an amendment to ASC 718, Compensation - Stock Compensation, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements. The update also addresses the related classification of transactions within the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 with early adoption permitted. Upon adoption, the amendments will be applied on a prospective or retrospective basis. The Company is currently evaluating the amendment to understand the impact on its financial position, results of operations and cash flows upon adoption.

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

Interest

In April 2015, the FASB issued ASU No. 2015-03, an amendment to ASC 835, Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs by requiring them to be presented in the balance sheet as a deduction from the carrying amount of the liability. The amendments do not affect the recognition and measurement guidance for debt issuance costs. In August 2015, the FASB issued ASU No. 2015-15, which clarified that the amendments contained within ASU No. 2015-03 do not require companies to modify their accounting for costs incurred in obtaining revolving credit facilities. The amended guidance becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Upon adoption, the amendment will be applied on a retrospective basis. The Company does not expect this standard to have a material impact to its financial position, results of operations or cash flows upon adoption.

Intangibles

In April 2015, the FASB issued ASU No. 2015-05, an amendment to ASC 350, Intangibles - Goodwill and Other - Internal-Use Software, which clarifies the accounting for fees in a cloud computing arrangement. The amendments provide guidance on how an entity should evaluate the accounting for fees paid in a cloud computing arrangement to determine whether an arrangement includes the sale or license of software. The amended guidance becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Upon adoption, the amendment can be applied on a prospective or retrospective basis. The Company plans to adopt the guidance on a prospective basis and does not expect this standard to have a material impact to its financial position, results of operations or cash flows upon adoption.

Inventory

In July 2015, the FASB issued ASU No. 2015-11, an amendment to ASC 330, Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Upon adoption, the amendments will be applied on a prospective basis. The Company is currently evaluating the amendment to understand the impact on its financial position, results of operations and cash flows upon adoption.

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

Financial Instruments

In January 2016, the FASB issued ASU 2016-1, an amendment to ASC 825, Financial Instruments, to address certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The standard affects investments in equity securities that do not result in consolidation and are not accounted for under the equity method and the presentation of certain fair value changes for financial liabilities measured at fair value. It also simplifies the impairment assessment of equity investments without a readily determinable fair value by requiring a qualitative assessment. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Upon adoption, the amendments will be applied on a modified-retrospective basis. The Company has evaluated the amendments and noted that, upon adoption, subsequent changes to the fair value of the Company’s available for sale securities will be recorded in the statement of operations as opposed to other comprehensive income. The Company does not expect any other material impacts to its financial position, results of operations or cash flows upon adoption.

Leases

In February 2016, the FASB issued ASU 2016-2, an amendment to ASC 842, Leases, which provides for a comprehensive overhaul of the lease accounting model and changes the definition of a lease within the accounting literature. Under the new standard, all leases with a term greater than one year will be recorded on the balance sheet. Amortization of the related asset will be accounted for using one of two approaches prescribed by the guidance. Additional disclosures will be required to allow the user to assess the amount, timing and uncertainty of cash flows arising from leasing activities. A modified retrospective transition approach is required for leases existing at the time of adoption. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the amendments to understand the impact on its financial position, results of operations and cash flows upon adoption.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	March 31, 2016	September 30, 2015
Regulatory assets-current
Conservation Incentive Program	$3,190	$—
New Jersey Clean Energy Program	5,586	14,293
Underrecovered gas costs	5,052	—
Derivatives at fair value, net	18,810	9,965
Total current regulatory assets	$32,638	$24,258
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$16,122	$18,886
Liability for future expenditures	178,512	180,400
Deferred income taxes	18,956	17,460
Derivatives at fair value, net	12,932	5,153
SAVEGREEN	23,009	26,882
Postemployment and other benefit costs	136,346	140,636
Deferred Superstorm Sandy costs	15,201	15,201
Conservation Incentive Program	28,686	—
Other noncurrent regulatory assets	6,414	5,537
Total noncurrent regulatory assets	$436,178	$410,155
Regulatory liability-current
Conservation Incentive Program	$—	$5,167
Overrecovered gas costs	—	6,987
Total current regulatory liabilities	$—	$12,154
Regulatory liabilities-noncurrent
Cost of removal obligation	$46,348	$54,880
New Jersey Clean Energy Program	14,087	11,956
Other noncurrent regulatory liabilities	898	697
Total noncurrent regulatory liabilities	$61,333	$67,533

Regulatory filings and/or actions that occurred during the current fiscal year include the following:

•
On October 15, 2015, the BPU approved a base rate increase related to NJ RISE allowing NJNG to recover costs through July 31, 2015, resulting in a .07 percent increase to the average residential heat customer's bill, effective November 1, 2015.

•
On October 15, 2015, the BPU issued an order approving the continuation of the BGSS Incentive Programs with modification to the storage incentive program, beginning with the 2015 storage injection period, and termination of the FRM Program, effective November 1, 2015.

•
On October 27, 2015, NJNG notified the BPU that bill credits to residential and small commercial customers would be issued from November 2015 through February 2016. A total of $61.6 million in bill credits were issued during that period.

•
On November 13, 2015, NJNG filed a base rate petition with the BPU to increase its base tariff rates in the amount of $147.6 million. On May 4, 2016, NJNG supplemented its base rate case testimony supporting its November 2015 petition, which amended the accounting treatment and noted that the SRL project would not be completed by December 31, 2016. In addition, the Company seeks to modify the rate treatment to include the September 30, 2016 balance of project spending and rate adjustments on a quarterly basis until the project is complete.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
On January 27, 2016, the BPU approved NJNG’s July 2015 petition to maintain its existing SAVEGREEN recovery rate. On April 15, 2016, NJNG filed a petition with the BPU to extend its current program, which was set to expire on July 31, 2017, to December 31, 2018.

•
On January 27, 2016, the BPU approved NJNG's proposed SRL pipeline installation, operation and route selection, as modified by NJNG, including specific requirements regarding permitting, safety and integrity assessment. On March 18, 2016, the BPU approved the application for the SRL to be exempt from municipal land use ordinances.

•
On February 24, 2016, the BPU approved on a final basis NJNG's June 2015 BGSS/CIP filing which continues its existing BGSS rate and adjusted its CIP rates resulting in a .08 percent increase to the average residential heat customer's bill effective October 1, 2015.

4.	DERIVATIVE INSTRUMENTS

The Company is subject to commodity price risk due to fluctuations in the market price of natural gas, SRECs, and electricity. To manage this risk, the Company enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas, SRECs, and electricity. In addition, the Company may utilize foreign currency derivatives to hedge Canadian dollar denominated gas purchases and/or sales. Therefore, the Company's primary underlying risks include commodity prices, interest rates and foreign currency. These contracts, with a few exceptions as described below, are accounted for as derivatives. Accordingly, all of the financial and certain of the Company's physical derivative instruments are recorded at fair value on the Unaudited Condensed Consolidated Balance Sheets. For a more detailed discussion of the Company's fair value measurement policies and level disclosures associated with NJR's derivative instruments, see Note 5. Fair Value.

NJRES

Since NJRES chooses not to designate its financial commodity and physical forward commodity derivatives as accounting hedges or to elect NPNS, changes in the fair value of these derivatives are recorded as a component of gas purchases or operating revenues, as appropriate for NJRES, on the Unaudited Condensed Consolidated Statements of Operations as unrealized gains or (losses). For NJRES at settlement, realized gains and (losses) on all financial derivative instruments are recognized as a component of gas purchases and realized gains and (losses) on all physical derivatives follow the presentation of the related unrealized gains and (losses) as a component of either gas purchases or operating revenues.

NJRES also enters into natural gas transactions in Canada and, consequently, is exposed to fluctuations in the value of Canadian currency relative to the U.S. dollar. NJRES may utilize foreign currency derivatives to lock in the currency translation rate associated with natural gas transactions denominated in Canadian currency. The derivatives may include currency forwards, futures, or swaps and are accounted for as derivatives. These derivatives may be used to hedge future forecasted cash payments associated with transportation and storage contracts along with purchases of natural gas. For transactions occurring on or before December 31, 2015, NJRES designates its foreign exchange contracts as cash flow hedges, and the effective portion of the hedges are recorded in OCI. Effective January 1, 2016, on a prospective basis, the Company has elected not to designate its foreign currency derivatives as accounting hedges. Accordingly, changes in the fair value of foreign exchange contracts entered into from January 1, 2016 on, are recognized in gas purchases on the Unaudited Condensed Consolidated Statements of Operations.

As a result of NJRES entering into transactions to borrow gas, commonly referred to as “park and loans,” an embedded derivative is created relating to differences between the fair value of the amount borrowed and the fair value of the amount that will ultimately be repaid, based on changes in the forward price for natural gas prices at the borrowed location over the contract term. This embedded derivative is accounted for as a forward sale in the month in which the repayment of the borrowed gas is expected to occur, and is considered a derivative transaction that is recorded at fair value on the Unaudited Condensed Consolidated Balance Sheets, with changes in value recognized in current period earnings.

Expected production of SRECs is hedged through forward and futures contracts. The contracts require the Company to physically deliver the SRECs upon settlement. For transactions occurring on or before December 31, 2015, the Company elects NPNS accounting treatment on SREC forward and futures contracts. Effective January 1, 2016, on a prospective basis, NJRES no longer elects NPNS accounting treatment on SREC contracts and recognizes changes in the fair value of these derivatives as a component of operating revenues. Upon settlement of the contract, the related revenue is recognized when the SREC certificate is transferred to the counterparty. NPNS is a contract-by-contract election and, where it makes sense to do so, we can and may elect certain contracts to be normal.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG

Changes in fair value of NJNG's financial commodity derivatives are recorded as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets. The Company elects NPNS accounting treatment on all physical commodity contracts that NJNG entered into on or before December 31, 2015, and accounts for these contracts on an accrual basis. Accordingly, physical natural gas purchases are recognized in regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets when the contract settles and the natural gas is delivered. The average cost of natural gas is amortized in current period earnings based on the current BPU BGSS factor and therm sales. Effective January 1, 2016, on a prospective basis, NJNG no longer elects NPNS accounting treatment on all of its physical commodity contracts. However, since NPNS is a contract-by-contract election, where it makes sense to do so, we can and may elect certain contracts to be normal. Because NJNG recovers these amounts through future BGSS rates as increases or decreases to the cost of natural gas in NJNG’s tariff for gas service, the changes in fair value of these contracts are deferred as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets.

In an April 2014 BPU Order, NJNG received regulatory approval to enter into interest rate risk management transactions related to long-term debt securities. On June 1, 2015, NJNG entered into a treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with a forecasted $125 million debt issuance expected in May 2018. This forecasted debt issuance coincides with the maturity of NJNG's existing $125 million, 5.6 percent notes due May 15, 2018. The change in fair value of NJNG's treasury lock agreement is recorded as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets since NJNG believes that the market value upon settlement will be reflected in future rates. Upon settlement, any gain or loss will be amortized in earnings over the life of the future debt issuance.

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		March 31, 2016		September 30, 2015
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
NJRES:
Foreign currency contracts	Derivatives - current	$7	$—	$—	$—
Fair value of derivatives designated as hedging instruments		$7	$—	$—	$—

Derivatives not designated as hedging instruments:
NJNG:
Physical commodity contracts	Derivatives - current	$58	$90	$—	$—
Financial commodity contracts	Derivatives - current	2,252	21,014	207	10,163
	Derivatives - noncurrent	—	—	—	925
Interest rate contracts	Derivatives - noncurrent	—	12,932	—	4,228
NJRES:
Physical commodity contracts	Derivatives - current	5,245	8,892	4,854	9,281
	Derivatives - noncurrent	914	158	1,718	—
Financial commodity contracts	Derivatives - current	47,241	23,739	35,682	13,347
	Derivatives - noncurrent	260	823	2,626	386
Fair value of derivatives not designated as hedging instruments		$55,970	$67,648	$45,087	$38,330
Total fair value of derivatives		$55,977	$67,648	$45,087	$38,330

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

(Thousands)	Amounts Presented in Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of March 31, 2016:
Derivative assets:
NJRES
Physical commodity contracts	$6,159	$(1,344)	$(1,000)	$3,815
Financial commodity contracts	47,501	(19,324)	(12,846)	15,331
Foreign currency contracts	7	—	—	7
Total NJRES	$53,667	$(20,668)	$(13,846)	$19,153
NJNG
Physical commodity contracts	$58	$(1)	$—	$57
Financial commodity contracts	2,252	(2,252)	—	—
Total NJNG	$2,310	$(2,253)	$—	$57
Derivative liabilities:
NJRES
Physical commodity contracts	$9,050	$(1,345)	$(1,200)	$6,505
Financial commodity contracts	24,562	(19,324)	(5,238)	—
Total NJRES	$33,612	$(20,669)	$(6,438)	$6,505
NJNG
Physical commodity contracts	$90	$(1)	$—	$89
Financial commodity contracts	21,014	(2,252)	(18,762)	—
Interest rate contracts	12,932	—	—	12,932
Total NJNG	$34,036	$(2,253)	$(18,762)	$13,021
As of September 30, 2015:
Derivative assets:
NJRES
Physical commodity contracts	$6,562	$(1,326)	$—	$5,236
Financial commodity contracts	38,308	(13,734)	3,841	28,415
Total NJRES	$44,870	$(15,060)	$3,841	$33,651
NJNG
Financial commodity contracts	$207	$(207)	$—	$—
Derivative liabilities:
NJRES
Physical commodity contracts	$9,271	$(1,326)	$(1,200)	$6,745
Financial commodity contracts	13,733	(13,733)	—	—
Total NJRES	$23,004	$(15,059)	$(1,200)	$6,745
NJNG
Financial commodity contracts	$11,088	$(207)	$(10,881)	$—
Interest rate contracts	4,228	—	—	4,228
Total NJNG	$15,316	$(207)	$(10,881)	$4,228

(1)	Derivative assets and liabilities are presented on a gross basis in the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Offsetting derivative instruments include: transactions with NAESB netting election, transactions held by FCM's with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

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

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Six Months Ended
		March 31,		March 31,
Derivatives not designated as hedging instruments:		2016	2015	2016	2015
NJRES:
Physical commodity contracts	Operating revenues	$9,128	$(1,144)	$21,002	$14,947
Physical commodity contracts	Gas purchases	(5,583)	10,063	(26,820)	(9,793)
Financial commodity contracts	Gas purchases	21,820	(27,204)	63,096	90,517
Total unrealized and realized gains (losses)		$25,365	$(18,285)	$57,278	$95,671

The table above does not include (losses) gains associated with NJNG's financial derivatives of $(5.2) million and $(5.5) million for the three months ended March 31, 2016 and 2015, respectively, and $(10.8) million and $(24.5) million for the six months ended March 31, 2016 and 2015, respectively, NJNG's physical derivatives of $(14.5) million for both the three and six months ended March 31, 2016, and the treasury rate lock of $(11.1) million and $(8.7) million for the three and six months ended March 31, 2016. NJNG’s derivative contracts are part of the Company's risk management activities that relate to its natural gas purchases, BGSS incentive programs and debt financing. These transactions are entered into pursuant to regulatory guidance and, at settlement, the resulting gains and/or losses are payable to and/or recoverable from customers. Any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities resulting in no impact to earnings.

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

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
Derivatives in cash flow hedging relationships:	2016	2015	2016	2015	2016	2015
Foreign currency contracts	$29	$(381)	$30	$567	$—	$—

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended		Six Months Ended		Six Months Ended
	March 31,		March 31,		March 31,
Derivatives in cash flow hedging relationships:	2016	2015	2016	2015	2016	2015
Foreign currency contracts	$(35)	$(405)	$42	$542	$—	$—

NJNG and NJRES had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		March 31, 2016	September 30, 2015
NJNG	Futures(1)	15.2	25.8
	Physical	5.9	—
NJRES	Futures	(88.6)	(91.1)
	Options	3.6	1.2
	Physical (2)	137.4	48.2

(1)	Not included is the notional amount of $125 million related to NJNG’s treasury lock agreement.

(2)	Not included are 48,000 SRECs that are open as of March 31, 2016.

Broker Margin

Generally, exchange-traded futures contracts require posted collateral, referred to as margin, usually in the form of cash. The amount of margin required is comprised of a fixed initial amount based on exchange requirements and a variable amount based on a daily mark-to-market. The Company maintains separate broker margin accounts for NJNG and NJRES. The balances by company, are as follows:

(Thousands)	Balance Sheet Location	March 31, 2016	September 30, 2015
NJNG	Broker margin - Current assets	$20,235	$12,990
NJRES	Broker margin - Current assets	$13,921	$—
	Broker margin - Current (liabilities)	$(12,798)	$(4,103)

Wholesale Credit Risk

NJNG and NJRES are exposed to credit risk as a result of their wholesale marketing activities. As a result of the inherent volatility in the prices of natural gas commodities, derivatives, SRECs and RECs, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty failed to perform the obligations under its contract (e.g., failed to deliver or pay for natural gas, SRECs and RECs), then the Company could sustain a loss.

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of March 31, 2016. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and NJRCEV residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$84,613
Noninvestment grade	8,407
Internally rated investment grade	11,537
Internally rated noninvestment grade	12,974
Total	$117,531

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2016 and September 30, 2015, was $13 million and $4.2 million, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on March 31, 2016 and September 30, 2015, the Company would have been required to post an additional $13 million and $4.2 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities and excluding capital leases is as follows:

(Thousands)	March 31, 2016	September 30, 2015
Carrying value (1)	$807,845	$807,845
Fair market value	$832,202	$817,319

(1)	Excludes capital leases of $48.2 million and $46.9 million as of March 31, 2016 and September 30, 2015, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of March 31, 2016, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

Level 1
Unadjusted quoted prices for identical assets or liabilities in active markets. NJR's Level 1 assets and liabilities include exchange traded natural gas futures and options contracts, listed equities and money market funds. Exchange traded futures and options contracts include all energy contracts traded on the NYMEX/CME and ICE that NJR refers internally to as basis swaps, fixed swaps, futures and financial options that are cleared through a FCM.

Level 2
Other significant observable inputs such as interest rates or price data, including both commodity and basis pricing that is observed either directly or indirectly from publications or pricing services. NJR's Level 2 assets and liabilities include over-the-counter physical forward commodity contracts and swap contracts, SREC forward sales or derivatives that are initially valued using observable quotes and are subsequently adjusted to include time value, credit risk or estimated transport pricing components for which no basis price is available. Level 2 financial derivatives consist of transactions with non-FCM counterparties (basis swaps, fixed swaps and/or options). NJNG's treasury lock is also considered Level 2 as valuation is based on quoted market interest and swap rates as inputs to the valuation model. Inputs are verifiable and do not require significant management judgment. For some physical commodity contracts the Company utilizes transportation tariff rates that are publicly available and that it considers to be observable inputs that are equivalent to market data received from an independent source. There are no significant judgments or adjustments applied to the transportation tariff inputs and no market perspective is required. Even if the transportation tariff input were considered to be a “model,” it would still be considered to be a Level 2 input as:

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2016:
Assets:
Physical commodity contracts	$—	$6,217	$—	$6,217
Financial commodity contracts	49,753	—	—	49,753
Financial commodity contracts - foreign exchange	—	7	—	7
Available for sale equity securities - energy industry	73,444	—	—	73,444
Other (1)	1,607	—	—	1,607
Total assets at fair value	$124,804	$6,224	$—	$131,028
Liabilities:
Physical commodity contracts	$—	$9,140	$—	$9,140
Financial commodity contracts	45,576	—	—	45,576
Interest rate contracts	—	12,932	—	12,932
Total liabilities at fair value	$45,576	$22,072	$—	$67,648
As of September 30, 2015:
Assets:
Physical commodity contracts	$—	$6,572	$—	$6,572
Financial commodity contracts	38,515	—	—	38,515
Available for sale equity securities - energy industry	59,475	—	—	59,475
Other (1)	1,572	—	—	1,572
Total assets at fair value	$99,562	$6,572	$—	$106,134
Liabilities:
Physical commodity contracts	$—	$9,281	$—	$9,281
Financial commodity contracts	24,821	—	—	24,821
Interest rate contracts	—	4,228	—	4,228
Total liabilities at fair value	$24,821	$13,509	$—	$38,330

(1)	Includes various money market funds.

6.	INVESTMENTS IN EQUITY INVESTEES

NJR's investments in equity investees includes the following investments as of:

(Thousands)	March 31, 2016	September 30, 2015
Steckman Ridge (1)	$124,446	$125,649
PennEast	12,528	6,353
Total	$136,974	$132,002

(1)
Includes loans with a total outstanding principal balance of $70.4 million for both March 31, 2016 and September 30, 2015. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

NJR, through a subsidiary, NJR Pipeline Company, formed PennEast with five other investors, and plans to construct and operate a 118-mile pipeline that will extend from northeast Pennsylvania to western New Jersey.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJRES and NJNG have entered into storage and park and loan agreements with Steckman Ridge. In addition, NJNG has entered into a precedent capacity agreement with PennEast, which is estimated to be in service during the last quarter of fiscal 2018 or the first quarter of fiscal 2019. See Note 14. Related Party Transactions for more information on these intercompany transactions.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share amounts)	2016	2015	2016	2015
Net income, as reported	$73,328	$60,903	$121,975	$184,223
Basic earnings per share
Weighted average shares of common stock outstanding-basic	85,834	85,328	85,754	84,940
Basic earnings per common share	$0.85	$.71	$1.42	$2.17
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	85,834	85,328	85,754	84,940
Incremental shares (1)	1,024	1,042	1,024	1,042
Weighted average shares of common stock outstanding-diluted	86,858	86,370	86,778	85,982
Diluted earnings per common share (2)	$.84	$.71	$1.41	$2.14

(1)	Incremental shares consist primarily of unvested stock awards and performance shares.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three and six months ended March 31, 2016 and 2015.

8.	COMMON STOCK EQUITY

Changes in common stock equity during the six months ended March 31, 2016, are as follows:

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2015	85,531	$220,838	$209,931	$(9,394)	$(92,164)	$777,745	$1,106,956
Net income						121,975	121,975
Other comprehensive income				8,719			8,719
Common stock issued:
Incentive plan	317	795	8,356				9,151
Dividend reinvestment plan	260		(2,271)		10,469		8,198
Cash dividend declared ($.48 per share)						(41,227)	(41,227)
Treasury stock and other	(139)		(55)		(6,235)		(6,290)
Balance at March 31, 2016	85,969	$221,633	$215,961	$(675)	$(87,930)	$858,493	$1,207,482

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. On December 14, 2015, NJR registered 5 million shares of NJR common stock for issuance under the DRP. NJR raised $8.2 million and $7.7 million of equity through the DRP, by issuing approximately 260,000 and 279,000 shares of treasury stock, during the six months ended March 31, 2016 and 2015, respectively. NJR also raised approximately $19.8 million of equity by issuing approximately 688,000 new shares through the waiver discount feature of the DRP during the six months ended March 31, 2015. NJR issued no new shares through the waiver discount feature of the DRP during the six months ended March 31, 2016.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income, net of related tax effects:

(Thousands)	Available for Sale Securities	Cash Flow Hedges		Postemployment Benefit Obligation		Total
Balance at September 30, 2015	$6,385	$—		$(15,779)		$(9,394)
Other comprehensive income, net of tax
Other comprehensive income (loss), before reclassifications, net of tax of $(5,768), $13, $0, $(5,755)	8,201	(22)		—		8,179
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(15), $(349), $(364)	—	27	(1)	513	(2)	540
Net current-period other comprehensive income, net of tax of ($5,768), $(2), $(349), $(6,119)	8,201	5		513		8,719
Balance at March 31, 2016	$14,586	$5		$(15,266)		$(675)

Balance at September 30, 2014	$4,782	$(93)		$(10,283)		$(5,594)
Other comprehensive income (loss), net of tax
Other comprehensive income (loss), before reclassifications, net of tax of $(75), $149, $0, $74	109	(256)		—		(147)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(199), $(337), $(536)	—	343	(1)	486	(2)	829
Net current-period other comprehensive income, net of tax of $(75), $(50), $(337), $(462)	109	87		486		682
Balance as of March 31, 2015	$4,891	$(6)		$(9,797)		$(4,912)

(1)	Consists of realized losses related to foreign currency derivatives, which are reclassified to gas purchases on the Unaudited Condensed Consolidated Statements of Operations.

(2)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

9.	DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program, committed unsecured credit facilities and private placement debt shelf facilities.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	March 31, 2016	September 30, 2015	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	September 2020
Notes outstanding at end of period	$115,500	$39,350
Weighted average interest rate at end of period	1.36%	1.17%
Amount available at end of period (2)	$286,441	$369,176
Bank revolving credit facilities (3)	$—	$100,000	October 2015
Amount available at end of period	$—	$100,000
NJNG
Bank revolving credit facilities (1)	$250,000	$250,000	May 2019
Commercial paper outstanding at end of period	$37,000	$27,000
Weighted average interest rate at end of period	.46%	.20%
Amount available at end of period (4)	$212,269	$222,269

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $23.1 million and $16.5 million as of March 31, 2016 and September 30, 2015, respectively, which reduces amount available by the same amount.

(3)	Uncommitted credit facilities, which require no commitment fees.

(4)	Letters of credit outstanding total $731,000 and $731,000 as of March 31, 2016 and September 30, 2015, respectively, which reduces the amount available by the same amount.

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

NJR Long-term Debt

On March 22, 2016, NJR entered into a Note Purchase Agreement, under which the Company has agreed to sell, on August 18, 2016, $50 million of the Company’s 3.2 percent senior notes due August 18, 2023, and $100 million of the Company’s 3.54 percent senior notes due August 18, 2026. The notes will be guaranteed by certain unregulated subsidiaries of the Company. The notes will be unsecured. The proceeds of the notes will be used for general corporate purposes, including working capital and capital expenditures.

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

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	March 31,		March 31,		March 31,		March 31,
(Thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$1,898	$1,871	$3,796	$3,742	$1,131	$1,064	$2,261	$2,127
Interest cost	2,835	2,550	5,671	5,100	1,564	1,435	3,128	2,870
Expected return on plan assets	(5,030)	(4,273)	(10,059)	(8,545)	(1,211)	(1,244)	(2,422)	(2,488)
Recognized actuarial loss	1,821	1,747	3,641	3,492	818	735	1,637	1,471
Prior service cost amortization	27	27	55	55	(91)	(91)	(182)	(182)
Net periodic benefit cost	$1,551	$1,922	$3,104	$3,844	$2,211	$1,899	$4,422	$3,798

The Company made a discretionary contribution of $30 million during the six months ended March 31, 2016, to improve the funded status of the pension plans based on current actuarial assumptions, which includes the most recent mortality table change. The Company does not expect to be required to make additional contributions to fund the pension plans over the next two fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets, interest rates and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the six months ended March 31, 2015.

11.	INCOME TAXES

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with uncertain tax positions. During the six months ended March 31, 2016 and 2015, based on its analysis, the Company determined there was no need to recognize any liabilities associated with uncertain tax positions.

To calculate the estimated annual effective tax rate, NJR considers forecasted pre-tax book income and estimated permanent book versus tax differences, as well as tax credits associated with solar and wind projects. For investment tax credits the estimate is based on solar projects that are probable of being completed and placed in service during the current fiscal year based on the best information available at each reporting period. For production tax credits the estimate is based on the forecast of electricity produced during the current fiscal year based on the best information available at each reporting period. Adjustments to the effective tax rate and management's estimates will occur as information and assumptions change.

The forecasted effective tax rates for the six months ended March 31, 2016 and 2015, were 17.7 percent and 24.9 percent, respectively. The decreased tax rate is due primarily to a decrease in forecasted pre-tax income for the fiscal year ended September 30, 2016, compared to the prior fiscal year. Forecasted tax credits, net of deferred taxes, are $27.1 million and $26.7 million for fiscal 2016 and 2015, respectively.

As of March 31, 2016, the Company has total state income tax net operating losses of approximately $226.1 million, which generally have a life of 20 years. The Company has recorded a deferred state tax asset of approximately $13.2 million on the Unaudited Condensed Consolidated Balance Sheets, reflecting the tax benefit associated with the loss carryforwards. In addition, as of March 31, 2016, the Company has recorded a valuation allowance of $270,000 because it believes that it is more likely than not that the state net operating losses related to CR&R will expire unused. As of September 30, 2015, the Company had total state income tax net operating losses of approximately $218.1 million, a deferred state tax asset of approximately $12.8 million and a valuation allowance of $176,000.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, as of September 30, 2015, the Company had an ITC carryforward of approximately $22.1 million, all of which was generated in fiscal year 2015, and has a life of 20 years. The Company expects to utilize this entire carryforward.

In December 2015, the Consolidated Appropriations Act extended the 30 percent ITC for solar property that is under construction on or before December 31, 2019. The credit will decline to 26 percent for property under construction as of and during 2020 and to 20 percent for property under construction as of and during 2021. For any property that is under construction before 2022, but not placed in service before 2024 the energy credit will be reduced to 10 percent. In addition, the Consolidated Appropriations Act retroactively extends the PTC for five years through December 31, 2019, with a gradual three year phase out for any project for which construction of the facility begins after December 31, 2016.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through October 2033, for the supply, storage and transportation of natural gas. These contracts include annual fixed charges of approximately $35.7 million at current contract rates and volumes, which are recoverable through BGSS.

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

Commitments as of March 31, 2016, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2016	2017	2018	2019	2020	Thereafter
NJRES:
Natural gas purchases	$151,898	$127,345	$82,142	$49,608	$—	$—
Storage demand fees	21,405	31,439	13,117	6,728	4,953	4,055
Pipeline demand fees	51,496	60,034	24,137	6,158	2,903	3,782
Sub-total NJRES	$224,799	$218,818	$119,396	$62,494	$7,856	$7,837
NJNG:
Natural gas purchases	$23,178	$62,070	$39,166	$39,421	$41,226	$93,884
Storage demand fees	14,495	29,099	22,237	12,834	5,776	—
Pipeline demand fees	21,249	64,985	68,736	88,201	89,945	818,494
Sub-total NJNG	$58,922	$156,154	$130,139	$140,456	$136,947	$912,378
Total (1)	$283,721	$374,972	$249,535	$202,950	$144,803	$920,215

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG may recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In May 2015, the BPU approved NJNG's MGP expenditures incurred through June 2014 and to recover $8.5 million annually related to the SBC RA factor, with rates effective June 1, 2015. On December 24, 2015, NJNG requested approval of its MGP expenditures incurred through June 30, 2015. As of March 31, 2016, $16.1 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $150.9 million to $242.1 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, as of March 31, 2016, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $178.5 million on the Unaudited Condensed Consolidated Balance Sheets, based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

NJR organizes its businesses based on a combination of factors, including its products and its regulatory environment. As a result, the Company manages the businesses through the following reportable segments and other operations: the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Energy Services segment consists of unregulated wholesale energy operations; the Clean Energy Ventures segment consists of capital investments in distributed power projects; the Midstream segment consists of NJR's investments in natural gas transportation and storage facilities; the Home Services and Other operations consist of heating, cooling and water appliance sales, installations and services, commercial real estate development, other investments and general corporate activities.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information related to the Company's various business segments and other operations is detailed below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2016	2015	2016	2015
Operating revenues
Natural Gas Distribution
External customers	$242,536	$374,703	$394,142	$583,430
Energy Services
External customers (1)	316,703	626,107	592,885	1,226,669
Intercompany	3,255	56,097	5,766	59,223
Clean Energy Ventures
External customers	7,662	4,068	15,456	10,303
Subtotal	570,156	1,060,975	1,008,249	1,879,625
Home Services and Other
External customers	7,292	8,212	15,968	16,812
Intercompany	639	375	1,536	786
Eliminations	(3,894)	(56,472)	(7,302)	(60,009)
Total	$574,193	$1,013,090	$1,018,451	$1,837,214
Depreciation and amortization
Natural Gas Distribution	$11,598	$10,647	$22,836	$21,192
Energy Services	23	23	46	45
Clean Energy Ventures	5,876	4,297	10,986	7,888
Midstream	2	1	3	3
Subtotal	17,499	14,968	33,871	29,128
Home Services and Other	237	238	464	476
Eliminations	8	(2)	(109)	(14)
Total	$17,744	$15,204	$34,226	$29,590
Interest income (2)
Natural Gas Distribution	$60	$10	$128	$100
Energy Services	—	13	72	13
Clean Energy Ventures	—	22	—	22
Midstream	450	242	714	481
Subtotal	510	287	914	616
Home Services and Other	123	201	160	201
Eliminations	(580)	(242)	(951)	(481)
Total	$53	$246	$123	$336

(1)	Includes sales to Canada, which accounted for 2.9 and 4.4 percent of total operating revenues during the six months ended March 31, 2016 and 2015.

(2)	Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2016	2015	2016	2015
Interest expense, net of capitalized interest
Natural Gas Distribution	$4,690	$4,388	$9,278	$8,997
Energy Services	168	288	376	801
Clean Energy Ventures	2,552	1,661	4,605	3,478
Midstream	130	210	172	460
Subtotal	7,540	6,547	14,431	13,736
Home Services and Other	105	(64)	105	(58)
Eliminations	(276)	—	(390)	—
Total	$7,369	$6,483	$14,146	$13,678
Income tax provision (benefit)
Natural Gas Distribution	$22,710	$23,778	$36,573	$37,944
Energy Services	7,805	3,923	13,000	49,800
Clean Energy Ventures	(13,915)	(9,042)	(25,502)	(28,763)
Midstream	1,530	1,819	3,170	3,311
Subtotal	18,130	20,478	27,241	62,292
Home Services and Other	(1,456)	(972)	(1,744)	(1,424)
Eliminations	1,166	638	700	143
Total	$17,840	$20,144	$26,197	$61,011
Equity in earnings of affiliates
Midstream	$3,508	$4,581	$7,053	$8,356
Eliminations	(1,106)	(994)	(2,245)	(1,974)
Total	$2,402	$3,587	$4,808	$6,382
Net financial earnings
Natural Gas Distribution	$48,961	$48,594	$79,531	$76,780
Energy Services	17,005	36,316	27,019	52,752
Clean Energy Ventures	11,806	13,010	19,311	22,018
Midstream	2,228	2,604	4,572	4,724
Subtotal	80,000	100,524	130,433	156,274
Home Services and Other	(2,040)	(1,359)	(2,623)	(1,951)
Eliminations	(80)	(22)	(298)	(70)
Total	$77,880	$99,143	$127,512	$154,253
Capital expenditures
Natural Gas Distribution	$47,366	$33,243	$96,406	$69,991
Clean Energy Ventures	25,876	33,025	70,882	88,370
Subtotal	73,242	66,268	167,288	158,361
Home Services and Other	272	50	1,069	61
Total	$73,514	$66,318	$168,357	$158,422
Investments in equity investees
Midstream	$3,102	$717	$5,948	$1,264
Total	$3,102	$717	$5,948	$1,264

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2016	2015	2016	2015
Net financial earnings	$77,880	$99,143	$127,512	$154,253
Less:
Unrealized loss (gain) on derivative instruments and related transactions	3,170	68,474	2,035	(20,198)
Effects of economic hedging related to natural gas inventory	(1,054)	(23,450)	2,759	(32,215)
Tax adjustments	2,436	(6,784)	743	22,443
Net income	$73,328	$60,903	$121,975	$184,223

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

NFE is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of gas, SRECs and foreign currency contracts. Consequently, to reconcile between GAAP and NFE, current period unrealized gains and losses on the derivatives are excluded from NFE as a reconciling item. Additionally, realized derivative gains and losses are also included in current period net income. However, NFE includes only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical gas flows. NJR also calculates a quarterly tax adjustment based on an estimated annual effective tax rate for NFE purposes.

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	March 31, 2016	September 30, 2015
Assets at end of period:
Natural Gas Distribution	$2,372,033	$2,305,293
Energy Services	243,989	260,021
Clean Energy Ventures	566,582	504,885
Midstream	199,703	182,007
Subtotal	3,382,307	3,252,206
Home Services and Other	106,541	88,880
Intercompany assets (1)	(69,254)	(56,729)
Total	$3,419,594	$3,284,357

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	RELATED PARTY TRANSACTIONS

NJRES may periodically enter into storage or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge. As of March 31, 2016, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which will expire by October 2020. NJRES had demand fees, net of eliminations, associated with Steckman Ridge of $1.4 million and $926,000 during the six months ended March 31, 2016 and 2015, respectively, and demand fees payable of $377,000 and $375,000 as of March 31, 2016 and September 30, 2015, respectively.

In January 2010, NJNG entered into a 10-year agreement effective April 1, 2010, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG's BGSS mechanism and are included in regulatory assets. During the six months ended March 31, 2016 and 2015, NJNG had demand fees, net of eliminations, associated with Steckman Ridge of $2.8 million and $2.9 million, respectively, and demand fees payable of $775,000 as of both March 31, 2016 and September 30, 2015.

NJNG and NJRES have entered into various asset management agreements. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to NJRES. NJNG retains the right to purchase market priced gas or fixed price storage gas from NJRES. As of March 31, 2016, NJNG and NJRES had three asset management agreements with expiration dates ranging from October 2016 through March 2018.

NJNG has entered into a 15 year transportation precedent agreement for committed capacity of 180,000 dths per day with PennEast, which is estimated to be in service during the last quarter of fiscal 2018 or the first quarter of fiscal 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Critical Accounting Policies

A summary of our critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of its Annual Report on Form 10-K for the period ended September 30, 2015. Our critical accounting policies have not changed from those reported in the 2015 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies for discussion of recently issued accounting standards.

Management's Overview

Consolidated

NJR is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in the United States and Canada, through its subsidiaries NJNG and NJRES. In addition, we invest in distributed power projects, midstream assets and provides various repair, sales and installations services. A more detailed description of our organizational structure can be found in Item 1. Business of our 2015 Annual Report on Form 10-K.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Business Segments

We have four primary business segments as presented in the chart below:

Natural Gas Distribution (NJNG)
Regulated Utility Operations
Distribution Operations
Gas Supply
BGSS Incentives
Clean Energy Ventures (NJRCEV)
Unregulated Distributed Power
Grid-connected Solar
Net-metered Solar (Commercial and Residential)
Onshore Wind
Energy Services (NJRES)
Unregulated Wholesale Energy Services
Optimization of Natural Gas Transportation
Optimization of Natural Gas Storage
Producer Services
Asset Management
Midstream (NJR Midstream)
Equity Investments
Natural Gas Transportation
Natural Gas Storage

In addition to the four business segments, we have non-utility operations that either provide corporate support services or do not meet management's criteria to be treated as a separate business segment. These operations, which comprise Home Services and Other, include: appliance repair services, sales and installations at NJRHS; energy-related ventures at NJR Energy and commercial real estate holdings at CR&R.

Net income (loss) by business segment and operations are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2016		2015		2016		2015
Net Income (Loss)
Natural Gas Distribution	$48,961	66%	$48,594	80%	$79,531	65%	$76,780	42%
Energy Services	13,578	19	6,743	11	22,684	18	85,630	46
Clean Energy Ventures	8,602	12	3,240	5	16,828	14	18,847	10
Midstream	2,228	3	2,604	4	4,572	4	4,724	3
Home Services and Other	(2,040)	(3)	(1,359)	(2)	(2,623)	(2)	(1,951)	(1)
Eliminations (1)	1,999	3	1,081	2	983	1	193	—
Total	$73,328	100%	$60,903	100%	$121,975	100%	$184,223	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in net income during the three months ended March 31, 2016, compared with the three months ended March 31, 2015, was driven primarily by increases at NJRES due primarily to changes in the value of derivative instruments and at NJRCEV due primarily to an increase in tax credits recognized. The decrease in net income during the six months ended March 31, 2016, compared with the six months ended March 31, 2015, was driven primarily by lower gross margin at NJRES due primarily to record warmth across the eastern United States, as well as changes in the value of derivative instruments, partially offset by decreased income tax expense. The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Assets by business segment and operations are as follows:

(Thousands)	March 31, 2016		September 30, 2015
Assets
Natural Gas Distribution	$2,372,033	69%	$2,305,293	70%
Energy Services	243,989	7	260,021	8
Clean Energy Ventures	566,582	17	504,885	15
Midstream	199,703	6	182,007	6
Home Services and Other	106,541	3	88,880	3
Intercompany assets (1)	(69,254)	(2)	(56,729)	(2)
Total	$3,419,594	100%	$3,284,357	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets during the six months ended March 31, 2016, was due primarily to additional wind expenditures at NJRCEV, additional utility plant expenditures at NJNG, partially offset by decreased accounts receivable at NJRES.

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

For NFE purposes, an annual estimated effective tax rate is calculated and any necessary quarterly tax adjustment is applied to NJRCEV, as such adjustment is primarily related to tax credits generated by NJRCEV. The details of such tax adjustments can be found in the table below.

Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
($ in Thousands)	2016	2015	2016	2015
Net income	$73,328	$60,903	$121,975	$184,223
Add:
Unrealized loss (gain) on derivative instruments and related transactions	3,170	68,474	2,035	(20,198)
Effects of economic hedging related to natural gas inventory	(1,054)	(23,450)	2,759	(32,215)
Tax adjustments	2,436	(6,784)	743	22,443
Net financial earnings	$77,880	$99,143	$127,512	$154,253

NFE by business segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
($ in Thousands)	2016		2015		2016		2015
Net Financial Earnings (Loss)
Natural Gas Distribution	$48,961	63%	$48,594	49%	$79,531	62%	$76,780	50%
Energy Services	17,005	22	36,316	36	27,019	21	52,752	34
Clean Energy Ventures	11,806	15	13,010	13	19,311	15	22,018	14
Midstream	2,228	3	2,604	3	4,572	4	4,724	3
Home Services and Other	(2,040)	(3)	(1,359)	(1)	(2,623)	(2)	(1,951)	(1)
Eliminations (1)	(80)	—	(22)	—	(298)	—	(70)	—
Total	$77,880	100%	$99,143	100%	$127,512	100%	$154,253	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The decrease in NFE during the three and six months ended March 31, 2016, compared with the three and six months ended March 31, 2015 was primarily driven by lower financial margin at NJRES due primarily to lower volatility and narrower price spreads resulting from the record warmth across the eastern United States, partially offset by decreased income tax expense.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey to approximately 519,100 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. These risks include, but are not limited to, adverse economic conditions, customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

NJNG's operations are managed with the goal of providing safe and reliable service, growing its customer base, diversifying its gross margin, promoting clean energy programs and mitigating the risks discussed above through several key initiatives, including:

•
earning a reasonable rate of return on the investments in its natural gas distribution and transmission businesses, as well as timely recovery of all prudently incurred costs in order to provide safe and reliable service throughout NJNG's territory:

-    NJNG filed a base rate case petition with the BPU on November 13, 2015 requesting an increase in base tariff rates in the amount of $147.6 million;

•	continuing to invest in the safety and integrity of its infrastructure;

•	managing its customer growth rate, which NJNG expects will be approximately 1.6 percent annually through fiscal 2018;

•	maintaining a collaborative relationship with the BPU on regulatory initiatives, including:

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

Below is a summary of actual capital expenditures for the six months ended March 31, 2016, and estimates for fiscal 2016 and 2017:
Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory oversight, environmental regulations, unforeseen events and the ability to access capital.

SAFE and NJ RISE

NJNG has implemented BPU-approved infrastructure projects that are designed to enhance the reliability of NJNG's gas distribution system.

NJNG has implemented its SAFE program whereby NJNG has approval to invest up to $130 million, exclusive of AFUDC, to replace portions of its gas distribution infrastructure, consisting of unprotected steel and cast iron, over a four-year period. As of December 31, 2015, NJNG completed the removal of cast iron mains throughout its entire service territory. The SAFE program was authorized by the BPU to earn an overall weighted average cost of capital of 6.9 percent, with a return on equity of 9.75 percent. NJNG has included its SAFE infrastructure investments for recovery in its base rate case petition filed on November 13, 2015.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NGV Advantage

The BPU approved a pilot program for NJNG to invest up to $10 million to build NGV refueling stations. In addition, the BPU approved a deferred accounting methodology related to the NGV investment costs consistent with NJNG's SAFE Program. The NGV program was authorized by the BPU to earn an overall weighted average cost of capital of 7.1 percent, including a return on equity of 10.3 percent. A portion of the proceeds from the utilization of the compressed natural gas equipment, along with any available federal and state incentives, will be credited back to ratepayers to help offset the cost of this investment. NJNG has opened all three of its NGV stations to the public and has included its NGV investments for recovery in its base rate case petition filed with the BPU on November 13, 2015.

Liquefaction/LNG

NJNG is in the construction phase of its Liquefaction project and is expected to be operational by the second half of fiscal 2016, which, when completed, will allow NJNG to convert natural gas into LNG to fill NJNG's existing LNG storage tanks. NJNG's base rate case petition filed with the BPU on November 13, 2015, includes capital cost recovery for the project. NJNG estimates that the total costs for this project along with other plant upgrades will be $35.7 million.

Southern Reliability Link

The SRL is an approximate 30-mile, 30-inch transmission main designed to support improved system integrity and reliability in the southern portion of NJNG's service territory, estimated to cost between $175 million and $180 million. In April 2015, NJNG filed two petitions with the BPU to construct, operate and finalize the route for the SRL. In June 2015, NJNG filed two petitions with the BPU to amend the previously proposed route. The capital investment cost associated with the SRL has been included for recovery in NJNG’s base rate case petition, filed with the BPU on November 13, 2015. On January 27, 2016, the BPU issued an order approving NJNG's proposed SRL pipeline installation, operation and route selection, as modified by NJNG, including specific requirements regarding permitting, safety and integrity assessment. On March 18, 2016, the BPU issued an order designating the SRL route and exempting the SRL from municipal land use ordinances, regulations, permits and license requirements. The two BPU orders have been appealed by third parties. We believe that they will be upheld on appeal. On May 4, 2016, NJNG supplemented its base rate case testimony supporting its November 2015 petition, which amended the accounting treatment and noted that the project would not be completed by December 31, 2016. In addition, we seek to modify the rate treatment to include the September 30, 2016 balance of project spending and rate adjustments on a quarterly basis until the project is complete.

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

During the six months ended March 31, 2016 and 2015 respectively, NJNG added 3,655 and 4,079 new customers and converted 400 and 390 existing customers to natural gas heat and other services. The current customer growth represents an estimated increase of approximately $3.1 million annually to utility gross margin assuming normal weather and usage. In addition, NJNG currently expects to add approximately 24,000 to 28,000 new customers during the three-year period of fiscal 2016 to 2018. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 50 percent of the growth will come from new construction markets and another 50 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG's base rates by approximately $4.4 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition and further discussion of utility gross margin.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

SAVEGREEN

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives, that are designed to encourage the installation of high efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two to 10-year period through a tariff rider mechanism. On July 22, 2015, the BPU approved NJNG's petition filed in December 2014, allowing the extension of SAVEGREEN through July 31, 2017, with an additional $75.2 million in investments and a weighted average cost of capital of 6.69 percent. On April 15, 2016, NJNG filed a petition with the BPU to extend its current program, which was set to expire on July 31, 2017, to December 31, 2018.

Since inception, the BPU has approved total SAVEGREEN investments of approximately $219.3 million, of which $131 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $20 million. On January 27, 2016, the BPU approved NJNG’s July 2015 petition to maintain its existing SAVEGREEN recovery rate. The recovery includes a weighted average cost of capital that ranges from 6.69 percent, with a return on equity of 9.75 percent, to 7.76 percent, with a return on equity of 10.3 percent.

Conservation Incentive Program

The CIP facilitates normalizing NJNG's utility gross margin for variances not only due to weather but also for other factors affecting customer usage, such as conservation and energy efficiency. Recovery of utility gross margin for the non-weather variance through the CIP is limited to the amount of certain gas supply cost savings achieved and is subject to an annual earnings test. An annual review of the CIP must be filed by June 1, coincident with NJNG's annual BGSS filing, during which NJNG can request rate changes to the CIP. In May 2014, the BPU approved the continuation of the CIP program with no expiration date; however, it is subject to review in the 2017 tariff rate filing. On April 15, 2015, the BPU approved on a final basis a reduction to NJNG's CIP rates which were provisionally approved effective October 1, 2014, and resulted in a 4.3 percent reduction to the average residential heat customer's bill. On June 1, 2015, NJNG filed a petition with the BPU to adjust its CIP rates resulting in a .08 percent increase to the average residential heat customer's bill, which was provisionally approved to be effective October 1, 2015. The BPU approved these rates on a final basis on February 24, 2016.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2016	2015	2016	2015
Weather (1)	$9,431	$(15,889)	$27,593	$(13,635)
Usage	1,806	(1,686)	6,098	1,538
Total	$11,237	$(17,575)	$33,691	$(12,097)

(1)
Compared with the CIP 20-year average, weather was 11.9 percent warmer and 22.7 percent colder-than-normal during the three months ended March 31, 2016 and 2015, respectively, and 20.4 percent warmer and 12.9 percent colder-than-normal during the six months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, NJNG has $31.9 million in regulatory assets to be collected from customers in future periods on the Unaudited Condensed Consolidated Balance Sheets related to CIP. As of September 30, 2015, NJNG had $5.2 million in regulatory liabilities, on the Unaudited Condensed Consolidated Balance Sheets related to CIP to be returned to customers in future periods.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Commodity prices

Our Natural Gas Distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, the price of natural gas charged to our customers through the BGSS clause, our ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as shown in the graph below for the six months ended March 31, 2016 and 2015, which illustrates the daily natural gas prices(1) in the Northeast market region, also known as Tetco M-3:
(1) Data source from Platts, a division of McGraw Hill Financial.

The maximum daily price at Tetco M-3 was $4.74 and $21.09 for the six months ended March 31, 2016 and 2015, respectively, and the minimum daily price was $0.74 and $1.15 for the six months ended March 31, 2016 and 2015, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On June 1, 2015, NJNG filed a petition with the BPU to continue its existing BGSS rate for residential and small commercial customers, which was provisionally approved by the BPU on September 11, 2015. NJNG’s petition included a notification to provide estimated bill credits to NJNG's residential and small commercial customers during the months of November 2015 through February 2016, as a result of the decline in the wholesale price of natural gas. On October 27, 2015, NJNG notified the BPU that the estimated bill credits will be approximately $76 million and will result in an approximate 17 percent decrease to the average residential heat customer's bill. Due to weather being approximately 25 percent warmer than normal during the months of November 2015 through February 2016, a total of $61.6 million in bill credits were issued during that period. Refer to Note 3. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements, for a discussion of BGSS rate actions.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs, and through October 31, 2015, the FRM program. These programs are designed to encourage better utilization and hedging of its natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Should performance of the existing incentives or market conditions warrant, NJNG is permitted to propose a process to re-evaluate and discuss alternative incentive programs annually. On October 15, 2015, the BPU issued an order approving NJNG's request to continue the BGSS Incentive Programs with modification to the storage incentive program beginning with the 2015 storage injection period and termination of the FRM Program, effective November 1, 2015.

Utility gross margin from incentive programs was $8.3 million and $7.3 million during the six months ended March 31, 2016 and 2015, respectively. A more detailed discussion of the impacts to utility gross margin can be found in the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Hedging

In order to provide relative price stability to its natural gas supply portfolio, NJNG employs a hedging strategy with the goal of having at least 75 percent of the Company's projected winter periodic BGSS gas sales volumes hedged by each November 1 and at least 25 percent of the projected BGSS gas sales hedged for the following April through March period. This is accomplished with the use of various financial instruments including futures, swaps and options used in conjunction with commodity and/or weather-related hedging activity.

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

Environmental Remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $178.5 million as of March 31, 2016, an increase of $1.5 million, compared with the prior fiscal period. NJNG is currently authorized to recover remediation costs of approximately $8.5 million annually, which is based on expenditures incurred through June 30, 2014. On December 24, 2015, NJNG filed an SBC petition with the BPU to increase the RA factor, to decrease the NJCEP factor and to request approval of its remediation expenses incurred through June 30, 2015, resulting in an overall decrease of .8 percent to the average residential heat customer's bill.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 3. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

NJNG's operating results, including a reconciliation of operating revenues, the closest GAAP financial measurement, to NJNG's utility gross margin are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2016	2015	2016	2015
Utility gross margin
Operating revenues	$242,536	$374,703	$394,142	$583,430
Less:
Gas purchases (1)	86,266	189,562	131,509	278,130
Energy and other taxes	13,246	21,925	20,154	33,453
Regulatory rider expense	21,215	42,692	30,843	64,155
Total utility gross margin	121,809	120,524	211,636	207,692
Operation and maintenance	33,882	32,638	63,510	62,618
Depreciation and amortization	11,598	10,647	22,836	21,192
Other taxes not reflected in utility gross margin	1,250	1,290	2,504	2,369
Operating income	75,079	75,949	122,786	121,513
Other income, net	1,282	811	2,596	2,208
Interest expense, net of capitalized interest	4,690	4,388	9,278	8,997
Income tax provision	22,710	23,778	36,573	37,944
Net income	$48,961	$48,594	$79,531	$76,780

(1)
Includes related party transactions of approximately $2.3 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively, and $4.6 million and $3.2 million for the six months ended March 31, 2016 and 2015, respectively.

Operating Revenues and Gas Purchases

Operating revenues decreased by 35.3 percent and gas purchases decreased 54.5 percent during the three months ended March 31, 2016, compared with the three months ended March 31, 2015. Operating revenues decreased by 32.4 percent and gas purchases decreased 52.7 percent during the six months ended March 31, 2016, compared with the six months ended March 31, 2015.

The factors contributing to the (decreases) increases in operating revenues and gas purchases are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016 v. 2015		2016 v. 2015
(Millions)	Operating revenues	Gas purchases	Operating revenues	Gas purchases
Firm sales	$(78.2)	$(35.4)	$(122.0)	$(54.1)
Bill credits	(42.0)	(39.2)	(61.6)	(57.6)
Off-system sales	(25.4)	(25.6)	(29.4)	(29.5)
Average BGSS rates (1)	(2.6)	(2.4)	(4.6)	(4.3)
CIP adjustments	28.8	—	45.8	—
Other	(12.8)	(0.7)	(17.5)	(1.1)
Total decrease	$(132.2)	$(103.3)	$(189.3)	$(146.6)

(1)
Operating revenues include changes in sales tax of $(3) million and $(4.3) million during the three and six months ended March 31, 2016, compared with the three and six months ended March 31, 2015, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The decrease in operating revenues and gas purchases during the three and six months ended March 31, 2016, compared with the three and six months ended March 31, 2015, was due primarily to:

•	decreased firm sales due primarily to lower usage related to weather being 26.6 percent and 28.5 percent warmer, respectively;

•	bill credits issued to residential and small commercial customers effective November 1, 2015, that were not issued during fiscal 2015;

•
lower off-system sales due primarily to a 54.2 percent and 56.4 percent decrease in the average price of gas sold, respectively, partially offset by a 13.8 percent and 42.9 percent increase in volumes, respectively;

•	a decrease in rider revenues, categorized in other, due primarily to a 23.3 percent and 24.5 percent decrease in usage, respectively; partially offset by

•	an increase in CIP adjustments of $25.3 million and $41.2 million related to weather and $3.5 million and $4.6 million related to usage, respectively.

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

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2016		2015		2016		2015
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$78,673	19.3	$76,909	25.4	$133,749	28.2	$129,753	37.8
Commercial, industrial and other	18,238	3.7	18,966	5.6	31,517	5.4	32,063	7.9
Firm transportation	19,984	6.2	20,335	7.4	35,531	9.6	36,532	12.0
Total utility firm gross margin/throughput	116,895	29.2	116,210	38.4	200,797	43.2	198,348	57.7
BGSS incentive programs	3,748	55.8	3,093	56.2	8,283	111.7	7,270	109.1
Interruptible/off-tariff agreements	1,166	12.5	1,221	10.3	2,556	28.5	2,074	14.4
Total utility gross margin/throughput	$121,809	97.5	$120,524	104.9	$211,636	183.4	$207,692	181.2

Utility Firm Gross Margin

Utility firm gross margin is earned from residential and commercial customers who receive natural gas service from NJNG through either sales tariffs, which include a commodity and delivery component, or transportation tariffs, which include a delivery component only.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The factors contributing to the increases in utility firm gross margin are as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2016 v. 2015	2016 v. 2015
Customer growth	$407	$1,855
SAVEGREEN	278	594
Total increase	$685	$2,449

The decrease in firm transportation margin is a result of customers returning to NJNG from third party natural gas providers in NJNG's distribution service territory. The transfer of residential and commercial customers has no net impact on NJNG's total utility firm gross margin because distribution tariff rates are the same for these customer classes.

NJNG's total customers include the following:

	March 31, 2016	March 31, 2015
Firm customers
Residential	443,932	432,118
Commercial, industrial & other	27,722	27,566
Residential transport	37,146	42,355
Commercial transport	10,227	9,956
Total firm customers	519,027	511,995
Other	65	71
Total customers	519,092	512,066

NJNG added 3,655 and 4,079 new customers and converted 400 and 390 existing customers to natural gas heat and other services during the six months ended March 31, 2016 and 2015, respectively. This customer growth represents an estimated annual increase of approximately .5 Bcf in sales to firm customers, assuming normal weather and usage, which would contribute approximately $3.1 million annually to utility gross margin.

BGSS Incentive Programs

The factors contributing to the increases (decreases) in utility gross margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2016 v. 2015	2016 v. 2015
Storage	$991	$1,610
FRM	(298)	(500)
Capacity release	(205)	(208)
Off-system sales	167	111
Total increase	$655	$1,013

The increase in the storage incentive program was due primarily to the timing of storage injections. The FRM Program was terminated effective November 1, 2015.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operation and Maintenance Expense

A summary and description of the factors contributing to the increases (decreases) in O&M expense is as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2016 v. 2015	2016 v. 2015
Shared corporate costs	$1,092	$1,825
Compensation and benefits	455	241
Bad debt	(234)	(855)
Consulting	(259)	(677)
Other	190	358
Total increase	$1,244	$892

The increase in O&M expense during the three and six months ended March 31, 2016, compared with the three and six months ended March 31, 2015, was due primarily to:

•	increased shared corporate costs resulting primarily from increased head count, as well as increased temporary staffing and consulting services; and

•
increased compensation costs due primarily to increased head count, partially offset by reduced pension expense due to an increase in the expected return on assets in the pension plan related to the $30 million discretionary contribution made in November 2015; partially offset by

•	a decrease in bad debt due primarily to a decrease in write-offs of customer receivables; and

•	a decrease in consulting costs due primarily to reduced software maintenance and tax audit expenses.

Depreciation Expense

Depreciation expense increased $951,000 and $1.6 million during the three and six months ended March 31, 2016, respectively, compared with the three and six months ended March 31, 2015, as a result of additional utility plant being placed into service.

Operating Income

Operating income decreased $870,000 during the three months ended March 31, 2016, compared with the three months ended March 31, 2015, due primarily to the increases in depreciation and O&M described above, partially offset by the increase in utility gross margin of $1.3 million as discussed above.

Operating income increased $1.3 million during the six months ended March 31, 2016, compared with the six months ended March 31, 2015, due primarily to the increase in total utility gross margin of $3.9 million, partially offset by the increases in depreciation expense and O&M, as previously discussed.

Net Income

Net income increased $367,000, or 0.8 percent, to $49 million during the three months ended March 31, 2016, compared with the three months ended March 31, 2015, and increased $2.8 million, or 3.6 percent, to $79.5 million during the six months ended March 31, 2016, compared with the six months ended March 31, 2015, due primarily to an increase in other income related to AFUDC interest earned on infrastructure projects, as well as a decrease in the income tax provision due primarily to increased forecasted tax benefits related to AFUDC, partially offset by an increase in interest expense associated with higher long-term debt outstanding. For the three months ended March 31, 2016, compared with the three months ended March 31, 2015, the increased net income was offset by the decreased operating income as discussed above. For the six months ended March 31, 2016, compared with the six months ended March 31, 2015, the increased operating income discussed above also contributed to the increase in net income.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Energy Services Segment

Overview

NJRES markets and sells natural gas to wholesale customers and manages natural gas storage and transportation assets throughout major market areas across North America.

NJRES maintains a strategic portfolio of natural gas storage and transportation contracts that it utilizes in conjunction with its market expertise to provide service and value to its customers. Availability of these storage and transportation contracts from a time and location perspective allows NJRES to generate market opportunities by capturing price differentials over specific time horizons and between geographic market locations.

NJRES also provides management of storage and transportation assets for natural gas producers and regulated utilities. These management transactions typically involve the release of producer/utility owned storage and/or transportation capacity in combination with either an obligation to purchase and/or deliver physical natural gas. In addition to the contractual purchase and/or sale of physical natural gas embedded in these agreements, NJRES generates fee-based margin and may provide the producer and/or utility with additional margin based on actual results.

In conjunction with the active management of these contracts, NJRES generates financial margin by simultaneously entering into contracts for the purchase/sale of physical natural gas and financial derivative contracts. In cases where storage is utilized to fulfill these contracts, these forecast sales and/or purchases are economically hedged through the use of financial derivative contracts. The financial derivative contracts consist primarily of exchange-traded futures, options, and swap contracts, and are frequently used to lock in transactional cash flows and help manage volatility in natural gas market prices. Generally, when its storage and transportation contracts are exposed to periods of increased market volatility, NJRES is able to implement strategies that allow them to capture margin by improving the respective time or geographic spreads on a forward basis.

NJRES accounts for its physical commodity contracts and its financial derivative instruments at fair value on the Unaudited Condensed Consolidated Balance Sheets. Changes in the fair value of physical commodity contracts and financial derivative instruments are included in earnings as a component of operating revenue and/or gas purchases, and gas purchases, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Volatility in reported net income at NJRES can occur over periods of time due to changes in the fair value of derivatives as well as timing differences related to certain transactions. Unrealized gains and losses can fluctuate as a result of changes in the price of natural gas, SRECs and foreign currency from the original transaction price compared with the market price of natural gas at each reporting date. Volatility in earnings can also occur as a result of timing differences between the settlement of financial derivatives and the sale of the corresponding physical natural gas. For example, when a financial instrument settles and the natural gas is placed in inventory, the realized gains and losses associated with the financial instrument are recognized in earnings. However, the gains and losses associated with the physical natural gas are not recognized in earnings until the natural gas inventory is sold, at which time NJRES realizes the entire margin on the transaction.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

NJRES' financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2016	2015	2016	2015
Operating revenues	$319,958	$682,204	$598,651	$1,285,892
Gas purchases (including demand charges (1))	293,994	664,495	554,233	1,139,442
Gross margin	25,964	17,709	44,418	146,450
Operation and maintenance	4,174	6,343	7,931	9,331
Depreciation and amortization	23	23	46	45
Other taxes	216	403	453	857
Operating income	21,551	10,940	35,988	136,217
Other income	—	14	72	14
Interest expense, net	168	288	376	801
Income tax provision	7,805	3,923	13,000	49,800
Net income	$13,578	$6,743	$22,684	$85,630

(1)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to ten years.

NJRES' portfolio of financial derivative instruments are composed of:

	Six Months Ended
	March 31,
(in Bcf)	2016	2015
Net short futures contracts	88.6	37.9
Net long options	3.6	1.2

Operating Revenues and Gas Purchases

Operating revenues decreased $362.2 million and gas purchases decreased $370.5 million during the three months ended March 31, 2016, compared with the three months ended March 31, 2015, due primarily to an approximate 29.9 percent decrease in average gas prices as well as a 22.1 percent decrease in sales volumes. Operating revenues decreased $687.2 million and gas purchases decreased $585.2 million during the six months ended March 31, 2016, compared with the six months ended March 31, 2015, due primarily to an approximate 37.5 percent decrease in average gas prices as well as a 21.1 percent decrease in sales volumes. The decreases were due to record warmth across the eastern United States, during the three and six months ended March 31, 2016, compared with the three and six months ended March 31, 2015. Future results at NJRES are subject to volatility in the natural gas market due to weather. Variations in weather may affect earnings during the fiscal year. Demand and volatility in the natural gas market may decrease due to milder temperatures, which can negatively impact NJRES' earnings.

Gross Margin

Gross margin was higher by approximately $8.3 million during the three months ended March 31, 2016, compared with the three months ended March 31, 2015, due primarily to a decrease of $63.8 million in unrealized losses on derivative instruments and related transactions as a result of timing differences in the settlement of certain economic hedges, partially offset by the decreases in operating revenues and gas purchases as described above and a decrease of $22.4 million related to changes in the value of economic inventory hedges.

Gross margin was lower by approximately $102 million, during the six months ended March 31, 2016, compared with the six months ended March 31, 2015, due primarily to the decreases in operating revenues and gas purchases as described above, as well as a decrease of $23.8 million in unrealized gains on derivative instruments and a decrease of $35 million related to changes in the value of economic inventory hedges.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operation and Maintenance Expense

O&M expense decreased $2.2 million and $1.4 million, during the three and six months ended March 31, 2016, respectively, compared with the three and six months ended March 31, 2015, due primarily to decreases in incentive compensation expense.

Net Income

Net income increased $6.8 million during the three months ended March 31, 2016, compared with the three months ended March 31, 2015, due primarily to the higher gross margin and the decrease in O&M expense discussed above, partially offset by increased income tax expense related to the gross margin.

Net income decreased $62.9 million during the six months ended March 31, 2016, compared with the six months ended March 31, 2015, due primarily to the lower gross margin, partially offset by decreased income tax expense related to the gross margin and the decrease in O&M expense discussed above.

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

Financial Margin

The following table is a computation of NJRES' financial margin:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2016	2015	2016	2015
Operating revenues	$319,958	$682,204	$598,651	$1,285,892
Less: Gas purchases	293,994	664,495	554,233	1,139,442
Add:
Unrealized loss (gain) on derivative instruments and related transactions (1)	6,432	70,219	4,045	(19,781)
Effects of economic hedging related to natural gas inventory	(1,054)	(23,450)	2,759	(32,215)
Financial margin	$31,342	$64,478	$51,222	$94,454

(1)
Includes unrealized (gains) related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $(3.3) million and $(1.1) million for the three months ended March 31, 2016, and 2015, respectively, and $(2) million and $(263,000) for the six months ended March 31, 2016 and 2015, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of operating income, the closest GAAP financial measurement, to NJRES' financial margin is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2016	2015	2016	2015
Operating income	$21,551	$10,940	$35,988	$136,217
Add:
Operation and maintenance	4,174	6,343	7,931	9,331
Depreciation and amortization	23	23	46	45
Other taxes	216	403	453	857
Subtotal - Gross margin	25,964	17,709	44,418	146,450
Add:
Unrealized loss (gain) on derivative instruments and related transactions	6,432	70,219	4,045	(19,781)
Effects of economic hedging related to natural gas inventory	(1,054)	(23,450)	2,759	(32,215)
Financial margin	$31,342	$64,478	$51,222	$94,454

Financial margin decreased $33.1 million and $43.2 million during the three and six months ended March 31, 2016, respectively, compared with the three and six months ended March 31, 2015, due primarily to the timing of certain transactions related to storage and narrower price spreads related to the decreased average gas prices discussed above resulting in lower financial margin from transportation and storage assets.

Net Financial Earnings

A reconciliation of NJRES' net (loss) income, the most directly comparable GAAP financial measurement to NFE is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2016	2015	2016	2015
Net income	$13,578	$6,743	$22,684	$85,630
Add:
Unrealized loss (gain) on derivative instruments and related transactions	6,432	70,219	4,045	(19,781)
Effects of economic hedging related to natural gas inventory	(1,054)	(23,450)	2,759	(32,215)
Tax adjustments	(1,951)	(17,196)	(2,469)	19,118
Net financial earnings	$17,005	$36,316	$27,019	$52,752

NFE decreased $19.3 million and $25.7 million during the three and six months ended March 31, 2016, respectively, compared with the three and six months ended March 31, 2015, due primarily to lower financial margin, partially offset by lower taxes and O&M, as previously discussed.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Solar

Since its inception, Clean Energy Ventures has placed a total of 120.2 MW of solar capacity into service and as of March 31, 2016, had 22.9 MW under construction. We estimate total solar-related capital expenditures for projects to be placed in service during fiscal 2016 to be between $75 million and $95 million. There were no commercial projects placed into service during the six months ended March 31, 2016. During the six months ended March 31, 2015, NJRCEV placed into service two commercial project totaling approximately 16.2 MW of solar capacity.

As part of its solar investment portfolio, NJRCEV operates a residential solar program, The Sunlight Advantage®, that provides qualifying homeowners the opportunity to have a solar system installed at their home with no installation or maintenance expenses. NJRCEV owns, operates and maintains the system over the life of the contract in exchange for monthly lease payments. NJRCEV's residential solar leasing program installed approximately 1.8 MW of capacity on 207 homes and 1.2 MW of capacity on 127 homes during the three months ended March 31, 2016 and 2015, respectively, and 2.5 MW of capacity on 291 homes and 2.6 MW of capacity on 272 homes during the six months ended March 31, 2016 and 2015, respectively.

Once a solar installation commences operations and is properly registered, each MWh of electricity produced creates an SREC that represents the renewable energy attribute of the solar-electricity generated that can be sold to third parties, predominantly load-serving entities that are required to comply with the solar requirements under New Jersey's renewable portfolio standard. In addition, under the recently updated federal tax guidelines, projects that are placed in service through December 31, 2019, qualify for a 30 percent federal ITC.

SREC activity consisted of the following:

	Six Months Ended
	March 31,
	2016	2015
Beginning balance as of October 1,	33,203	29,970
SRECs generated	57,595	39,994
SRECs delivered	(37,232)	(34,728)
Ending balance as of March 31,	53,566	35,236

NJRCEV hedges a portion of its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of SREC inventory and projected SREC production related to its in-service commercial and residential assets:

Fiscal Year	Percent of SRECs Hedged
2016	100%
2017	91%
2018	73%

Onshore Wind

Clean Energy Ventures invests in small to mid-size onshore wind projects that fit its investment profile, including the following as of March 31, 2016:

•	a $20.3 million, 9.7 MW project in Two Dot, Montana that was completed in June 2014;

•	a $42.1 million, 20 MW project in Carroll County, Iowa that was completed in January 2015;

•	an $84.8 million, 50.7 MW project in Rush County, Kansas that was completed in December 2015; and

•	an $84 million, 39.9 MW project in Somerset County, Pennsylvania that is currently under construction and which we expect to be completed in the first quarter of fiscal 2017.

The wind projects are eligible for PTCs for a 10-year period following commencement of operations and have power purchase agreements of various terms in place, which govern the sale of energy, capacity and renewable energy credits.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Clean Energy Ventures' investments are subject to a variety of factors, such as timing of construction schedules, permitting and regulatory processes, volatility of energy prices, the ability to secure PPAs, delays related to electric grid interconnection, which can affect our ability to commence operations on a timely basis or, at all, economic trends, the ability to access capital or allocation of capital to other investments or business opportunities and other unforeseen events. Solar projects not placed in service, as originally planned prior to the end of a reporting period, may result in a failure to qualify for ITCs and changes in prices on the unhedged portion of SREC production could have a significant adverse impact on earnings. Wind projects for which construction of a facility begins after December 31, 2016 through December 31, 2019, will be subject to reduced PTCs, and could have a significant adverse impact on 10 years of forward earnings. In addition, since the primary contributors toward the value of qualifying power projects are tax incentives and SRECs, changes in the federal statutes related to the ITC or PTC or in the marketplace and/or relevant legislation surrounding renewable energy credits, could also significantly affect earnings.

Operating Results

The financial results of NJRCEV are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2016	2015	2016	2015
Operating revenues	$7,662	$4,068	$15,456	$10,303
Operation and maintenance	4,775	3,818	8,632	6,951
Depreciation and amortization	5,876	4,297	10,986	7,888
Other taxes	203	118	456	332
Operating (loss)	(3,192)	(4,165)	(4,618)	(4,868)
Other income (expense), net	431	24	549	(1,570)
Interest expense, net	2,552	1,661	4,605	3,478
Income tax (benefit)	(13,915)	(9,042)	(25,502)	(28,763)
Net Income	$8,602	$3,240	$16,828	$18,847

Operating Revenues

Operating revenues consist of the following:

The average SREC sales price was $212 and $173 during the six months ended March 31, 2016, and 2015, respectively.

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

Operation and Maintenance Expense

O&M expense increased $957,000 and $1.7 million during the three and six months ended March 31, 2016, respectively, compared with the three and six months ended March 31, 2015, due primarily to additional maintenance and leasing costs associated with wind and solar projects placed in service and higher shared services costs due primarily to increased compensation costs.

Depreciation Expense

Depreciation expense increased $1.6 million and $3.1 million during the three and six months ended March 31, 2016, respectively, compared with the three and six months ended March 31, 2015, as a result of increases in solar and wind capital additions.

Income Tax (Benefit)

Our effective tax rate is significantly impacted by the amount of tax credits forecast to be earned during the fiscal year. GAAP requires us to estimate our annual effective tax rate and use this rate to calculate its year-to-date tax provision. Based on NJRCEV’s forecast of solar projects to be completed and wind production during the fiscal year, our estimated annual effective tax rate for fiscal 2016 is 17.7 percent and $11.7 million and $21.9 million related to tax credits, net of deferred taxes, were recognized during the three and six months ended March 31, 2016, respectively. The effective annual effective tax rate as of March 31, 2015, was 24.9 percent and $6.7 million and $24.7 million related to tax credits, net of deferred taxes, were recognized during the three and six months ended March 31, 2015, respectively.

Net Income

Net income increased $5.4 million during the three months ended March 31, 2016, compared with the three months ended March 31, 2015, due primarily to:

•	an increase in tax benefits recognized due primarily to a lower estimated annual effective tax rate, partially offset by higher quarterly consolidated income; and

•	an increase in operating revenues as described above; partially offset by

•	increased costs related to depreciation and O&M as discussed above; and

•	an increase in interest expense due to higher debt associated with capital expenditures.

Net income decreased $2 million, during the six months ended March 31, 2016, compared with the six months ended March 31, 2015, due primarily to:

•	increased costs related to depreciation and O&M as discussed above;

•	a decrease in tax benefit recognized due primarily to a lower estimated annual effective tax rate coupled with lower year-to-date consolidated income; and

•	an increase in interest expense due to higher debt associated with its capital expenditures; partially offset by

•	an increase in operating revenues as discussed above.

Non-GAAP Financial Measures

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating the operating results of Clean Energy Ventures. For NFE purposes an annual estimated effective tax rate is calculated and any necessary quarterly tax adjustment is applied to NJRCEV, as such adjustment is primarily related to tax credits generated by NJRCEV. Accordingly, for NFE purposes, the effective tax rate for fiscal 2016 is estimated at 16.6 percent and $14.9 million and $24.5 million of tax credits, net of deferred taxes, were recognized during the three and six months ended March 31, 2016, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

During the three and six months ended March 31, 2015, the effective tax rate for fiscal 2015 was estimated at 20 percent and $16.5 million and $27.9 million of tax credits, net of deferred taxes, were recognized during the three and six months ended March 31, 2015, respectively. Since the effective tax rate is based on certain forecasted assumptions, including estimates surrounding completion of projects, the rate and resulting NFE are subject to change. The details of such tax adjustments can be found in the table below. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure.

A reconciliation of NJRCEV's net income, the most directly comparable GAAP financial measurement to NFE is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2016	2015	2016	2015
Net income	$8,602	$3,240	$16,828	$18,847
Add:
Tax adjustments	3,204	9,770	2,483	3,171
Net financial earnings	$11,806	$13,010	$19,311	$22,018

Midstream Segment

Overview

Our Midstream segment invests in natural gas assets, such as natural gas transportation and storage facilities. We believe that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide a growth opportunity for us. To that end, we have a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates and a 20 percent ownership interest in PennEast, a natural gas pipeline, which we estimate will be completed and operational during the last quarter of fiscal 2018 or the first quarter of fiscal 2019. As of March 31, 2016, our net investments in Steckman Ridge and PennEast were $124.4 million and $12.5 million, respectively.

During fiscal 2015, NJR Midstream Holdings Corporation, through its subsidiary, NJNR Pipeline Company, also held a 5.53 percent ownership interest in Iroquois. On September 29, 2015, NJNR Pipeline Company exchanged its ownership interest in Iroquois with Dominion Midstream Partners, L.P. for 1.84 million DM Common Units.

Operating Results

The financial results of Midstream are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2016	2015	2016	2015
Equity in earnings of affiliates	$3,508	$4,581	$7,053	$8,356
Operation and maintenance	$461	$186	$609	$333
Other income	$843	$242	$1,475	$481
Interest expense, net	$130	$210	$172	$460
Income tax provision	$1,530	$1,818	$3,170	$3,311
Net income	$2,228	$2,604	$4,572	$4,724

Equity in earnings, which is driven primarily by storage revenues generated by Steckman Ridge transportation revenues generated by Iroquois, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2016	2015	2016	2015
Steckman Ridge	$3,524	$2,764	$7,069	$5,493
Iroquois(1)	—	1,817	—	2,863
PennEast	(16)	—	(16)	—
Total equity in earnings	$3,508	$4,581	$7,053	$8,356

(1)	Transportation revenues generated by Iroquois ended September 29, 2015.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Equity in earnings of affiliates decreased $1.1 million and $1.3 million during the three and six months ended March 31, 2016, respectively, compared with the three and six months ended March 31, 2015, due primarily to the exchange of our ownership interest in Iroquois, partially offset by increases in storage service revenue and demand for hub services at Steckman Ridge.

Other income increased $601,000 and $994,000 for the three and six months ended March 31, 2016, respectively, compared with the three and six months ended March 31, 2015, due to dividend income from the DM Common Units.

Home Services and Other Operations

Overview

The financial results of Home Services and Other consist primarily of the operating results of NJRHS, CR&R, and NJR Energy. NJRHS provides service, sales and installation of appliances to approximately 115,000 service contract customers and has been focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its building and undeveloped land. NJR Energy invests in other energy-related ventures. Home Services and Other also includes organizational expenses incurred at NJR.

Operating Results

The consolidated financial results of Home Services and Other are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2016	2015	2016	2015
Operating revenues	$7,931	$8,587	$17,504	$17,598
Operation and maintenance	$10,383	$10,140	$19,776	$18,995
Energy and other taxes	$927	$893	$1,910	$1,936
Income tax (benefit)	$(1,456)	$(972)	$(1,744)	$(1,424)
Net (loss)	$(2,040)	$(1,359)	$(2,623)	$(1,951)

Operating revenue decreased $656,000 and $94,000 during the three and six months ended March 31, 2016, respectively, compared with the three and six months ended March 31, 2015, due primarily to a decrease in installations at NJRHS resulting from warmer weather as well as a decrease in generator sales, partially offset by increased solar installations and increased contract revenue as a result of existing customers upgrading to the total comfort and platinum comfort plans and expanded service contract product line.

O&M expense increased $243,000 and $781,000 during the three and six months ended March 31, 2016, respectively, compared with the three and six months ended March 31, 2015, due primarily to increased labor costs resulting from increased head count and increased consulting fees and temporary staffing.

Energy & other taxes remained relatively flat during the three and six months ended March 31, 2016, compared with the three and six months ended March 31, 2015.

Income tax benefit increased $484,000 and $320,000 during the three and six months ended March 31, 2016, respectively, compared with the three and six months ended March 31, 2015, due primarily to the decrease in operating results and the increase in O&M discussed above.

Net loss increased $681,000 and $672,000 during the three and six months ended March 31, 2016, respectively, compared with the three and six months ended March 31, 2015, due primarily to the decrease in revenue and the increase in O&M, partially offset by the increase in income tax benefit as discussed above.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

Our consolidated capital structure was as follows:

	March 31, 2016	September 30, 2015
Common stock equity	55%	54%
Long-term debt	38	42
Short-term debt	7	4
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. On December 14, 2015, we registered an additional 5 million shares of our common stock for issuance under the DRP. We raised $8.2 million and $7.7 million of equity through the DRP, by issuing approximately 260,000 and 279,000 shares of treasury stock, during the six months ended March 31, 2016 and 2015, respectively. We also raised approximately $19.8 million of equity by issuing approximately 688,000 new shares through the waiver discount feature of the DRP during the six months ended March 31, 2015. We issued no new shares through the waiver discount feature of the DRP during the six months ended March 31, 2016.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program. As of March 31, 2016, we have has repurchased a total of approximately 16.9 million of those shares and may repurchase an additional 2.6 million shares under the approved program. There were 34,700 and 108,400 shares repurchased during the six months ended March 31, 2016 and 2015, respectively.

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

We believe that our existing borrowing availability and cash flow from operations will be sufficient to satisfy our and our subsidiaries' working capital, capital expenditures and dividend requirements for the next 12 months. NJR, NJNG, NJRCEV and NJRES currently anticipate that each of their financing requirements for the next 12 months will be met primarily through the issuance of short and long-term debt, meter sale-leasebacks and proceeds from our DRP.

We believe that as of March 31, 2016, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

Short-Term Debt

We use our short-term borrowings primarily to finance our share repurchases, NJRES' short-term liquidity needs and, on an initial basis, NJRCEV's investments and our Midstream segment's PennEast contributions. NJRES' use of high volume storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

As of March 31, 2016, NJR had a revolving credit facility totaling $425 million, as described below, with $286.4 million available under the facility.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of March 31, 2016, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $212.3 million.

Due to the seasonal nature of natural gas prices and demand and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in November and December.

Short-term borrowings were as follows:

	Three Months Ended	Six Months Ended
(Thousands)	March 31, 2016
NJR
Notes Payable to banks:
Balance at end of period	$115,500	$115,500
Weighted average interest rate at end of period	1.36%	1.36%
Average balance for the period	$146,865	$111,884
Weighted average interest rate for average balance	1.34%	1.25%
Month end maximum for the period	$170,000	$170,000
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$37,000	$37,000
Weighted average interest rate at end of period	0.46%	0.46%
Average balance for the period	$65,684	$69,934
Weighted average interest rate for average balance	0.46%	0.34%
Month end maximum for the period	$77,000	$96,000

NJR

As noted above, based on its average borrowings during the six months ended March 31, 2016, NJR's average interest rate was 1.25 percent, resulting in interest expense of $717,000.

As of March 31, 2016, NJR had six letters of credit outstanding totaling $23.1 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

NJR's $100 million uncommitted Line of Credit Agreement with Santander Bank, N.A. expired on October 24, 2015, and was not renewed.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

As noted above, NJNG's weighted average interest rate on outstanding commercial paper was .34 percent during the six months ended March 31, 2016, resulting in interest expense of $119,400.

As of March 31, 2016, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

Long-Term Debt

NJR

NJR has outstanding $50 million of 6.05 percent senior unsecured notes due September 2017, $25 million of 2.51 percent senior notes due September 2018, $50 million of 3.25 percent senior notes due September 2022 and $100 million of 3.48 percent senior notes due November 2024, which were issued under private placement debt shelf facilities. NJR has an unsecured, uncommitted $100 million private placement shelf note agreement that expires September 26, 2016. As of March 31, 2016, $100 million remains available for borrowing on that shelf facility.

On March 22, 2016, NJR entered into a Note Purchase Agreement, under which we agreed to sell, on August 18, 2016, $50 million of the Company’s 3.2 percent senior notes due August 18, 2023, and $100 million of the Company’s 3.54 percent senior notes due August 18, 2026. The notes will be guaranteed by certain unregulated subsidiaries of the Company. The notes will be unsecured. The proceeds of the notes will be used for general corporate purposes, including working capital and capital expenditures.

Neither NJNG nor its assets are obligated or pledged to support NJR's long-term debt.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG

As of March 31, 2016, NJNG's long-term debt consisted of $485.8 million in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2018 to 2045, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $36.5 million in capital leases with various maturities ranging from 2016 to 2022.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Sale-Leaseback

NJNG received $7.1 million and $7.2 million in December 2015 and 2014, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG continues to evaluate this sale-leaseback program based on current market conditions.

Contractual Obligations

NJNG's total capital expenditures are projected to be $203.4 million and $318.2 million, in fiscal 2016 and 2017, respectively. Total capital expenditures spent or accrued during the six months ended March 31, 2016 were $83.9 million.

NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt.

As of March 31, 2016, NJNG's future MGP expenditures are estimated to be $178.5 million. For a more detailed description of MGP see Note 12. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJRCEV's expenditures include distributed power projects that support our goal to promote clean energy. Accordingly, NJRCEV enters into agreements to install solar equipment involving both residential and commercial projects. During the six months ended March 31, 2016, capital expenditures spent related to the purchase and installation of solar equipment were $31.7 million. An additional $53.2 million has been committed or accrued for solar projects to be placed into service during fiscal 2016 and beyond. We estimate solar-related capital expenditures placed in service in fiscal 2016 will be between $75 million and $95 million.

During the first quarter of fiscal 2016, NJRCEV commenced construction of an $84 million, 39.9 MW onshore wind project in Somerset County, Pennsylvania which is expected to be completed in the first quarter of fiscal 2017.

As of March 31, 2016, a total of $39.2 million has been spent and an additional $47.1 million has been committed or accrued for wind projects. In fiscal 2016, NJRCEV estimates that its wind-related capital expenditures will range between $80 million and $100 million.

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

We expect our expenditures related to our investment in the PennEast pipeline project to total between $10 million and $15 million in fiscal 2016.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2016 and 2017.

Off-Balance-Sheet Arrangements

Our off-balance-sheet arrangements consist of guarantees covering approximately $283.4 million of natural gas purchases, SREC sales and demand fee commitments and outstanding letters of credit totaling $23.8 million, as noted above.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Cash Flow

Operating Activities

Cash flows from operating activities during the six months ended March 31, 2016, totaled $114.8 million compared with $326.5 million during the six months ended March 31, 2015. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

•seasonality of our business;

•fluctuations in wholesale natural gas prices and other energy prices, including changes in derivative asset and liability values;

•timing of storage injections and withdrawals;

•the deferral and recovery of gas costs;

•changes in contractual assets utilized to optimize margins related to natural gas transactions;

•broker margin requirements;

•timing of the collections of receivables and payments of current liabilities;

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The decrease of $211.7 million in operating cash flows during the six months ended March 31, 2016, compared with the six months ended March 31, 2015, was impacted by:

•	lower commodity prices, as well as decrease in market volatility, which resulted in a reduction in sales volumes and contributed to a decrease in profitability and working capital at NJRES;

•	lower usage related to warmer winter weather, coupled with bill credits of $61.6 million issued to NJNG's customers during fiscal 2016 for overrecovered gas costs; and

•	a discretionary contribution of $30 million to our pension plan during fiscal 2016.

Investing Activities

Cash flows used in investing activities totaled $171.4 million during six months ended March 31, 2016, compared with $160.2 million during the six months ended March 31, 2015. The increase of $11.2 million was due primarily to an increase in utility plant expenditures of $26.4 million, partially offset by a decrease in capital expenditures of $17.5 million related primarily to wind projects at NJRCEV. NJR also contributed an additional $4.7 million for its investment in PennEast during six months ended March 31, 2016.

Financing Activities

Financing cash flows generally are seasonal in nature and are impacted by the volatility in pricing in the natural gas and other energy markets. NJNG's inventory levels are built up during its natural gas injection season (April through October) and reduced during withdrawal season (November through March) in response to the supply requirements of its customers. Changes in financing cash flows can also be impacted by gas management and marketing activities at NJRES and distributed power investments at NJRCEV.

Cash flows from financing activities totaled $53.5 million during the six months ended March 31, 2016, compared with $(65.1) million cash flows used in financing activities during the six months ended March 31, 2015. The increase of $118.6 million is due primarily to increased short-term borrowings at NJR, partially offset by the issuance of $100 million in long-term debt for

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJR during the six months ended March 31, 2015, along with a decrease in proceeds from the issuance of common stock when compared with the six months ended March 31, 2015, during which 688,000 new shares were issued through the waiver discount feature of the DRP.

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

Although NJNG is not party to any lending agreements that would accelerate the maturity date of any obligation caused by a failure to maintain any specific credit rating, if such ratings are downgraded below investment grade, borrowing costs could increase, as would the costs of maintaining certain contractual relationships and future financing and our access to capital markets would be reduced. Even if ratings are downgraded without falling below investment grade, NJR and NJNG could face increased borrowing costs under their credit facilities. A rating set forth above is not a recommendation to buy, sell or hold NJR's or NJNG's securities and may be subject to revision or withdrawal at any time. Each rating set forth above should be evaluated independently of any other rating.

The timing and mix of any external financings will target a common equity ratio that is consistent with maintaining NJNG's current short-term and long-term credit ratings.

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

Our regulated and deregulated businesses are subject to market risk due to fluctuations in the price of natural gas. To economically hedge against such fluctuations, we have entered into forwards, futures, options and swap agreements. To manage these derivative instruments, we have well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. Our natural gas businesses are conducted through three of our operating subsidiaries. NJNG is a regulated utility that uses futures, options and swaps to economically hedge against price fluctuations, and its recovery of natural gas costs is governed by the BPU. NJRES uses futures, options, swaps and physical contracts to economically hedge purchases and sales of natural gas. Financial derivatives have historically been transacted on an exchange and cleared through an FCM, thus requiring daily cash margining for a majority of NJRES' and NJNG's positions. As a result of the Dodd-Frank Act, certain NJRES and NJNG transactions that were previously executed in the over-the-counter markets are now cleared through an FCM, resulting in increased margin requirements. The related cash flow impact from the increased requirements is expected to

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

be minimal. Non-financial (i.e., physical) derivatives utilized by us have received statutory exclusion from similar Dodd-Frank provisions due to the element of physical settlement.

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2015 to March 31, 2016:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2015	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2016
NJNG	$(10,881)	$(12,156)	$(4,275)	$(18,762)
NJRES	24,575	68,578	70,214	22,939
Total	$13,694	$56,422	$65,939	$4,177

There were no changes in methods of valuations during the six months ended March 31, 2016.

The following is a summary of fair market value of financial derivatives at March 31, 2016, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2016	2017	2018 - 2020	After 2020	Total Fair Value
Price based on NYMEX/CME	$(6,785)	$(3,134)	$—	$—	$(9,919)
Price based on ICE	16,019	(1,852)	(71)	—	14,096
Total	$9,234	$(4,986)	$(71)	$—	$4,177

The following is a summary of financial derivatives by type as of March 31, 2016:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
NJNG	Futures	15.2	$0.88-$3.16	$(18,762)
NJRES	Futures	(88.6)	$0.70-$4.32	21,858
	Options	3.6	$0.24-$0.24	1,081
Total				$4,177

(1)	Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2015 to March 31, 2016:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2015	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2016
NJNG - Prices based on other external data	$—	(7,419)	(7,387)	$(32)
NJRES - Prices based on other external data	(2,709)	(13,822)	(13,640)	(2,891)
Total	$(2,709)	(21,241)	(21,027)	$(2,923)

The following table reflects the changes in the fair market value of interest rate contracts from September 30, 2015 to March 31, 2016:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2015	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2016
NJNG - Prices based on other external data	$(4,228)	(8,704)	—	$(12,932)

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Our market price risk is predominately related to changes in the price of natural gas at Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and fixed price swaps is derived from this location, the price sensitivity analysis has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed swap positions by approximately $15 million. This analysis does not include potential changes to reported credit adjustments embedded in the $18.1 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(7,495)	$(14,990)	$(22,486)	$(29,981)
Ending derivative fair value	$18,122	$10,627	$3,132	$(4,364)	$(11,859)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$7,495	$14,990	$22,486	$29,981
Ending derivative fair value	$18,122	$25,617	$33,112	$40,608	$48,103

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of March 31, 2016. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES' & NJRCEV's counterparty credit exposure as of March 31, 2016, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$81,813	$63,499
Noninvestment grade	7,908	274
Internally rated investment grade	11,461	7,294
Internally rated noninvestment grade	3,234	131
Total	$104,416	$71,198

NJNG's counterparty credit exposure as of March 31, 2016, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$2,800	$2,590
Noninvestment grade	499	71
Internally rated investment grade	76	63
Internally rated noninvestment grade	9,740	5,194
Total	$13,115	$7,918

Due to the inherent volatility in the prices of natural gas commodities and derivatives, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty failed to perform the obligations under its contract (for example, failed to deliver or pay for natural gas), we could sustain a loss. This loss would comprise the loss on natural gas delivered but not paid for and/or the cost of replacing natural gas not delivered or received at a price that is unfavorable to the price in the original contract. Any such loss could have a material impact on our financial condition, results of operations or cash flows.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Information regarding NJR's interest rate risk can be found in Item 7A. Quantitative and Qualitative Disclosures About Market Risks and the Liquidity and Capital Resources - Debt section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2015.

Effects of Interest Rate and Foreign Currency Rate Fluctuations

We are also exposed to changes in interest rates on our debt hedges, variable rate debt and changes in foreign currency rates for our business conducted in Canada using Canadian dollars. We do not believe an immediate 10 percent increase or decrease in interest rates or foreign currency rates would have a material effect on our operating results or cash flows.

Effects of Inflation

Although inflation rates have been relatively low to moderate in recent years, including the three most recent fiscal years, any change in price levels has an effect on operating results due to the capital-intensive and regulated nature of our utility subsidiary. We attempt to minimize the effects of inflation through cost control, productivity improvements and regulatory actions, when appropriate.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of end of the period covered by this report, our disclosure controls and procedures are effective, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended September 30, 2015, and is set forth in Part I, Item 1, Note 12. Commitment and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter ended March 31, 2016, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of our 2015 Annual Report on Form 10-K includes a detailed discussion of our risk factors. Those risks and uncertainties have the potential to materially affect our financial condition and results of operations. There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, of our 2015 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended March 31, 2016:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
1/01/16 - 1/31/16	—	$—	—	2,627,953
2/01/16 - 2/29/16	—	$—	—	2,627,953
3/01/16 - 3/31/16	—	$—	—	2,627,953
Total	—	$—	—	2,627,953

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of March 31, 2016, included 19.5 million shares of common stock for repurchase, of which, approximately 2.6 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

4.1
Note Purchase Agreement dated as of March 22, 2016 among New Jersey Resources Corporation and each of the Purchasers listed in Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on March 25, 2016)

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended March 31, 2016, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	May 4, 2016
By:/s/ Patrick Migliaccio
Patrick Migliaccio
Senior Vice President and
Chief Financial Officer