Form 10-Q
period 2016-06-30
NEW JERSEY RESOURCES CORP
filed 2016-08-03
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 001‑08359

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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of August 1, 2016 was 86,150,280.

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

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, PTCs and SRECs, our base rate case, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2016 and thereafter include many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as well as the following:

•	weather and economic conditions;

•	demographic changes in the NJNG service territory and their effect on NJNG's customer growth;

•	volatility of natural gas and other commodity prices and their impact on NJNG customer usage, NJNG's BGSS incentive programs, NJRES operations and on our risk management efforts;

•	changes in rating agency requirements and/or credit ratings and their effect on availability and cost of capital to our Company;

•	the impact of volatility in the credit markets on our access to capital;

•	the ability to comply with debt covenants;

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

•
risks associated with our investments in distributed power projects, including the availability of regulatory and tax incentives, the availability of viable projects, our eligibility for ITCs and PTCs, the future market for SRECs and electricity prices, and operational risks related to projects in service;

•	timing of qualifying for ITCs and PTCs due to delays or failures to complete planned solar and wind energy projects and the resulting effect on our effective tax rate and earnings;

•	the level and rate at which NJNG's costs are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process;

•	access to adequate supplies of natural gas and dependence on third-party storage and transportation facilities for natural gas supply;

•	operating risks incidental to handling, storing, transporting and providing customers with natural gas;

•	risks related to our employee workforce;

•	the regulatory and pricing policies of federal and state regulatory agencies;

•	the costs of compliance with present and future environmental laws, including potential climate change-related legislation;

•	risks related to changes in accounting standards;

•	the impact of a disallowance of recovery of environmental-related expenditures and other regulatory changes;

•	environmental-related and other litigation and other uncertainties;

•	risks related to cyber-attack or failure of information technology systems; and

•	the impact of natural disasters, terrorist activities and other extreme events.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with the preparation of management's discussion and analysis of results of operations and financial condition contained in our Quarterly and Annual Reports on Form 10-Q and Form 10-K, respectively, we do not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2016	2015	2016	2015
OPERATING REVENUES
Utility	$119,206	$116,307	$513,348	$699,737
Nonutility	274,007	342,160	898,316	1,595,944
Total operating revenues	393,213	458,467	1,411,664	2,295,681
OPERATING EXPENSES
Gas purchases:
Utility	45,700	41,562	174,739	255,106
Nonutility	288,510	342,105	830,481	1,477,649
Related parties	2,108	3,102	6,259	9,490
Operation and maintenance	51,467	48,598	150,825	146,135
Regulatory rider expenses	6,360	8,516	37,203	72,671
Depreciation and amortization	18,671	15,574	52,897	45,164
Energy and other taxes	8,726	8,319	34,205	47,272
Total operating expenses	421,542	467,776	1,286,609	2,053,487
OPERATING (LOSS) INCOME	(28,329)	(9,309)	125,055	242,194
Other income, net	2,306	1,491	6,432	2,518
Interest expense, net of capitalized interest	7,787	7,327	21,933	21,005
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(33,810)	(15,145)	109,554	223,707
Income tax (benefit) provision	(14,190)	(4,318)	10,347	56,693
Equity in earnings of affiliates	2,257	3,367	7,065	9,749
NET (LOSS) INCOME	$(17,363)	$(7,460)	$106,272	$176,763

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(.20)	$(.09)	$1.24	$2.08
Diluted	$(.20)	$(.09)	$1.23	$2.05
DIVIDENDS DECLARED PER COMMON SHARE	$.24	$.23	$.72	$.68
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	85,960	85,449	85,823	85,110
Diluted	85,960	85,449	86,691	86,128

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2016	2015	2016	2015
Net (loss) income	$(17,363)	$(7,460)	$106,272	$176,763
Other comprehensive income, net of tax
Unrealized (loss) gain on available for sale securities, net of tax of $3,754, $394, $(2,014) and $319, respectively	$(5,313)	$(570)	2,888	(461)
Net unrealized (loss) gain on derivatives, net of tax of $2, $(6), $0 and $(56) respectively	(5)	6	—	93
Adjustment to postemployment benefit obligation, net of tax of $(174), $(169), $(523), and $(506) respectively	256	246	769	732
Other comprehensive (loss) income	$(5,062)	$(318)	3,657	364
Comprehensive (loss) income	$(22,425)	$(7,778)	$109,929	$177,127

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,
(Thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$106,272	$176,763
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	57,910	(19,010)
Depreciation and amortization	52,897	45,164
Allowance for equity used during construction	(3,959)	(3,371)
Allowance for bad debt expense	1,170	2,143
Deferred income taxes	21,655	36,764
Manufactured gas plant remediation costs	(5,070)	(4,745)
Equity in earnings of equity investees, net of distributions received	3,420	3,909
Cost of removal - asset retirement obligations	(99)	(467)
Contributions to postemployment benefit plans	(32,325)	(2,466)
Tax benefit from stock-based compensation	1,701	838
Changes in:
Components of working capital	(93,014)	88,290
Other noncurrent assets	(23,615)	22,572
Other noncurrent liabilities	9,656	36,350
Cash flows from operating activities	96,599	382,734
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for:
Utility plant	(111,751)	(96,626)
Solar and wind equipment	(115,736)	(111,588)
Real estate properties and other	(1,466)	(90)
Cost of removal	(21,342)	(19,114)
Investments in equity investees	(8,689)	(2,313)
Distribution from equity investees in excess of equity in earnings	1,915	2,269
Withdrawal from (payment to) restricted cash construction fund	989	(1,484)
Proceeds from sale of property	748	—
Cash flows (used in) investing activities	(255,332)	(228,946)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Net proceeds from (payments of) short-term debt	178,275	(301,000)
Proceeds from long-term debt	125,000	250,000
Payments of long-term debt	(7,800)	(7,227)
Proceeds from sale-leaseback transaction	7,107	7,216
Payments of common stock dividends	(61,775)	(57,226)
Proceeds from issuance of common stock	12,173	33,659
Purchases of treasury stock	(1,008)	(9,045)
Tax withholding payments related to net settled stock compensation	(3,359)	(2,136)
Cash flows from (used in) financing activities	248,613	(85,759)
Change in cash and cash equivalents	89,880	68,029
Cash and cash equivalents at beginning of period	4,928	2,151
Cash and cash equivalents at end of period	$94,808	$70,180
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$9,846	$(8,566)
Inventories	1,569	160,809
Recovery of gas costs	(9,377)	18,109
Gas purchases payable	(27,663)	(47,371)
Gas purchases payable - related parties	(410)	50
Prepaid and accrued taxes	(1,422)	(5,063)
Accounts payable and other	(23,961)	(26,829)
Restricted broker margin accounts	(48,715)	3,466
Customers' credit balances and deposits	2,534	(5,784)
Other current assets	4,585	(531)
Total	$(93,014)	$88,290
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$21,492	$14,324
Income taxes	$923	$22,818
Accrued capital expenditures	$22,105	$30,038

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	June 30, 2016	September 30, 2015
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$2,084,003	$1,908,024
Construction work in progress	87,206	155,553
Solar and wind equipment, real estate properties and other, at cost	610,364	481,003
Construction work in progress	62,956	77,705
Total property, plant and equipment	2,844,529	2,622,285
Accumulated depreciation and amortization, utility plant	(465,839)	(437,097)
Accumulated depreciation and amortization, solar and wind equipment, real estate properties and other	(74,666)	(56,927)
Property, plant and equipment, net	2,304,024	2,128,261
CURRENT ASSETS
Cash and cash equivalents	94,808	4,928
Customer accounts receivable
Billed	144,077	155,273
Unbilled revenues	6,300	6,372
Allowance for doubtful accounts	(4,937)	(5,189)
Regulatory assets	25,122	24,258
Gas in storage, at average cost	159,073	163,905
Materials and supplies, at average cost	10,401	7,138
Prepaid and accrued taxes	37,719	36,810
Derivatives, at fair value	40,147	40,743
Restricted broker margin accounts	57,606	12,990
Other	34,402	40,987
Total current assets	604,718	488,215
NONCURRENT ASSETS
Investments in equity method investees	138,998	132,002
Regulatory assets	447,226	410,155
Derivatives, at fair value	3,649	4,334
Available for sale securities	64,377	59,475
Other	69,798	61,915
Total noncurrent assets	724,048	667,881
Total assets	$3,632,790	$3,284,357

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)	June 30, 2016	September 30, 2015
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding June 30, 2016 — 86,076,322; September 30, 2015 — 85,531,423	$221,642	$220,838
Premium on common stock	215,590	209,931
Accumulated other comprehensive (loss), net of tax	(5,737)	(9,394)
Treasury stock at cost and other; shares June 30, 2016 — 2,580,520; September 30, 2015 — 2,804,847	(82,745)	(92,164)
Retained earnings	822,132	777,745
Common stock equity	1,170,882	1,106,956
Long-term debt	967,802	843,595
Total capitalization	2,138,684	1,950,551
CURRENT LIABILITIES
Current maturities of long-term debt	11,362	11,138
Short-term debt	244,625	66,350
Gas purchases payable	123,752	151,375
Gas purchases payable to related parties	1,151	1,601
Accounts payable and other	70,408	99,651
Dividends payable	20,658	20,528
Accrued taxes	813	1,326
Regulatory liabilities	6,572	12,154
New Jersey clean energy program	16,507	14,293
Derivatives, at fair value	82,300	32,791
Broker margin accounts	—	4,103
Customers' credit balances and deposits	23,324	20,790
Total current liabilities	601,472	436,100
NONCURRENT LIABILITIES
Deferred income taxes	469,119	444,935
Deferred investment tax credits	4,698	4,940
Deferred gain	28,722	29,334
Derivatives, at fair value	24,567	5,529
Manufactured gas plant remediation	175,310	180,400
Postemployment employee benefit liability	108,655	137,414
Regulatory liabilities	50,664	67,533
Asset retirement obligation	21,676	19,145
Other	9,223	8,476
Total noncurrent liabilities	892,634	897,706
Commitments and contingent liabilities (Note 12)
Total capitalization and liabilities	$3,632,790	$3,284,357

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and operates certain unregulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company provides natural gas utility service to approximately 519,800 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment;

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

NJR Midstream Holdings Corporation invests in energy-related ventures through its subsidiaries, NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge, and NJR Pipeline Company, which holds the Company's 20 percent ownership interest in PennEast and NJNR Pipeline Company, which holds the Company's 1.84 million Common Units of Dominion Midstream Partners, L.P. The investments in Steckman Ridge, PennEast and DM comprise the Midstream segment; and

NJR Retail Holdings Corporation has two principal subsidiaries, NJR Home Services Company, which provides heating, central air conditioning, standby generators, solar and other indoor and outdoor comfort products to residential homes throughout New Jersey, and Commercial Realty & Resources Corporation, which owns commercial real estate. NJR Retail Holdings Corporation and NJR Energy Corporation are included in Home Services and Other operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by NJR in accordance with the rules and regulations of the U.S. Securities and Exchange Commission and Accounting Standards Generally Accepted in the United States of America. The September 30, 2015 Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in NJR's 2015 Annual Report on Form 10-K.

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

Gas in Storage

The following table summarizes gas in storage, at average cost by company as of:

	June 30, 2016		September 30, 2015
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJRES	$110,782	64.0	$93,696	44.6
NJNG	48,291	16.0	70,209	21.4
Total	$159,073	80.0	$163,905	66.0

Sales Tax Accounting

Sales tax that is collected from customers and presented in both operating revenues and operating expenses on the Unaudited Condensed Consolidated Statements of Operations was $27.2 million and $40.1 million during the nine months ended June 30, 2016 and 2015, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available for Sale Securities

Included in available for sale securities on the Unaudited Condensed Consolidated Balance Sheets are investments in two publicly traded energy companies. Total unrealized gains associated with these investments are included as a part of accumulated other comprehensive income (loss), a component of common stock equity. Reclassifications of realized gains out of other comprehensive income into income are determined based on average cost.

The Company's available for sale securities had a fair value of $64.4 million and $59.5 million as of June 30, 2016 and September 30, 2015, respectively. Total unrealized gains associated with these equity securities were $15.7 million, $9.3 million after tax, and $10.8 million, $6.4 million after tax, as of June 30, 2016 and September 30, 2015, respectively.

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

(Thousands)	June 30, 2016		September 30, 2015
NJRES	$90,643	63%	$107,461	69%
NJNG (1)	46,885	33	41,130	26
NJRCEV	1,714	1	1,084	1
NJRHS and other	4,835	3	5,598	4
Total	$144,077	100%	$155,273	100%

(1)	Does not include unbilled revenues of $6.3 million and $6.4 million as of June 30, 2016 and September 30, 2015, respectively.

Loans Receivable

NJNG provides loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Unaudited Condensed Consolidated Balance Sheets. The Company has recorded $7.6 million and $6.2 million in other current assets and $39.4 million and $36.2 million in other noncurrent assets as of June 30, 2016 and September 30, 2015, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans.

NJNG's policy is to establish an allowance for doubtful accounts when loan balances are in arrears for more than 60 days. As of June 30, 2016 and September 30, 2015, there was no allowance for doubtful accounts established for the SAVEGREEN loans.

Recently Adopted Updates to the Accounting Standards Codification

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, an amendment to ASC 718, Compensation - Stock Compensation, which simplifies several aspects of the accounting for employee share-based compensation, including the accounting for income taxes and forfeitures. The new guidance also increased the threshold for tax withholding to the maximum statutory rate, as applicable, to maintain equity classification and amended the classification of certain tax transactions within the statement of cash flows.

The Company elected to early adopt the amended guidance during the third quarter of fiscal 2016 and applied the new provisions as of the beginning of the year of adoption on a retrospective or prospective basis depending on each amendment’s transition requirements. As such, effective October 1, 2015, NJR is recognizing forfeitures as they occur and is recognizing excess tax benefits (deficiencies) as a component of income tax (benefit) provision in its Unaudited Condensed Consolidated Statements of Operations on a prospective basis. Accordingly, upon adoption the Company recognized $41,000 and $1.7 million in excess tax benefits during the three and nine months ended June 30, 2016, respectively, and quarterly amounts will be adjusted retrospectively. In addition, the following amounts on the Unaudited Condensed Consolidated Statements of Cash Flows have been adjusted retrospectively, as of June 30, 2015:

(Thousands)	As Previously Reported	Effect of Change	As Adjusted
Cash flows from operating activities
Tax benefit from stock based compensation	$—	$838	$838
Other noncurrent liabilities	$34,214	$2,136	$36,350
Net cash flows provided from operating activities	$379,760	$2,974	$382,734
Cash flows (used in) financing activities
Tax benefit from stock options exercised	$838	$(838)	$—
Tax withholding payments related to net settled stock compensation	$—	$(2,136)	$(2,136)
Cash flows (used in) financing activities	$(82,785)	$(2,974)	$(85,759)

There was no impact to the Unaudited Condensed Consolidated Balance Sheets upon adoption of the new guidance.

Other Recent Updates to the Accounting Standards Codification

Revenue

In May 2014, the FASB issued ASU No. 2014-09, and added Topic 606, Revenue from Contracts with Customers, to the ASC. ASC 606 supersedes ASC 605, Revenue Recognition, as well as most industry-specific guidance, and prescribes a single, comprehensive revenue recognition model designed to improve financial reporting comparability across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU No. 2015-14, which defers the implementation of the new guidance for one year. The new guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is continuing to evaluate the provisions of ASC 606, however, based on the review of customer contracts to date, it is not anticipating a material impact to its financial position, results of operations or cash flows upon adoption. Accordingly, the Company expects to transition to the new guidance using the modified retrospective approach.

Stock Compensation

In June 2014, the FASB issued ASU No. 2014-12, an amendment to ASC 718, Compensation - Stock Compensation, which clarifies the accounting for performance awards when the terms of the award provide that a performance target could be achieved after the requisite service period. The new guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Upon adoption, the amendment will be applied on a prospective or retrospective basis. The Company does not expect this standard to have any impact to its financial position, results of operations or cash flows upon adoption.

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

Interest

In April 2015, the FASB issued ASU No. 2015-03, an amendment to ASC 835, Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs by requiring them to be presented on the balance sheet as a deduction from the carrying amount of the liability. The amendments do not affect the recognition and measurement guidance for debt issuance costs. In August 2015, the FASB issued ASU No. 2015-15, which clarified that the amendments contained within ASU No. 2015-03 do not require companies to modify their accounting for costs incurred in obtaining revolving credit facilities. The amended guidance becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Upon adoption, the amendment will be applied on a retrospective basis. The Company does not expect this standard to have a material impact to its financial position, results of operations or cash flows upon adoption.

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

In June 2016, the FASB issued ASU 2016-13, an amendment to ASC 326, Financial Instruments - Credit Losses, which changes the impairment model for certain financial assets that have a contractual right to receive cash, including trade and loan receivables. The new model requires recognition based upon an estimation of expected credit losses rather than recognition of losses when it is probable that they have been incurred. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those years. The Company is currently evaluating the amendments to understand the impact on its financial position, results of operations and cash flows upon adoption and will apply the new guidance to its trade and loan receivables on a modified retrospective basis.

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

NJNG is subject to cost-based regulation and, as a result, it is permitted to recover authorized operating expenses and earn a reasonable return on its utility investment based on the BPU's approval. The impact of the ratemaking process and decisions authorized by the BPU allows NJNG to capitalize or defer certain costs that are expected to be recovered from its customers as regulatory assets and to recognize certain obligations representing amounts that are probable future expenditures as regulatory liabilities in accordance with accounting guidance applicable to regulated operations.

NJNG's recovery of costs is facilitated through its base tariff rates, BGSS and other regulatory tariff riders. As recovery of regulatory assets is subject to BPU approval, if there are any changes in regulatory positions that indicate recovery is not probable, the related cost would be charged to income in the period of such determination.

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	June 30, 2016	September 30, 2015
Regulatory assets-current
Conservation Incentive Program	$3,795	$—
New Jersey Clean Energy Program	16,507	14,293
Derivatives at fair value, net	4,820	9,965
Total current regulatory assets	$25,122	$24,258
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$18,543	$18,886
Liability for future expenditures	175,310	180,400
Deferred income taxes	19,635	17,460
Derivatives at fair value, net	22,632	5,153
SAVEGREEN	24,108	26,882
Postemployment and other benefit costs	134,202	140,636
Deferred Superstorm Sandy costs	15,201	15,201
Conservation Incentive Program	30,018	—
Other noncurrent regulatory assets	7,577	5,537
Total noncurrent regulatory assets	$447,226	$410,155
Regulatory liability-current
Conservation Incentive Program	$—	$5,167
Overrecovered gas costs	6,572	6,987
Total current regulatory liabilities	$6,572	$12,154
Regulatory liabilities-noncurrent
Cost of removal obligation	$38,179	$54,880
Derivatives at fair value, net	293	—
New Jersey Clean Energy Program	12,020	11,956
Other noncurrent regulatory liabilities	172	697
Total noncurrent regulatory liabilities	$50,664	$67,533

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory filings and/or actions that occurred during the current fiscal year include the following:

Base Rate Case

•
On November 13, 2015, NJNG filed a base rate petition with the BPU to increase its base tariff rates in the amount of $147.6 million, including an extension of the SAFE Program for an additional five years with an estimated cost of approximately $200 million, excluding AFUDC. On July 20, 2016, an update was filed to include twelve months of actual financial information, which revised the requested base tariff rates increase to $112.9 million. NJNG is currently in discussions with the BPU and new base rates are expected to be effective in early fiscal 2017.

•
On May 4, 2016, NJNG supplemented its base rate case testimony supporting its November 2015 petition, which amended the accounting treatment and noted that the SRL project would not be completed by December 31, 2016. In addition, the Company sought to modify the rate treatment to include the September 30, 2016 balance of SRL project spending and rate adjustments on a quarterly basis until the project is complete, which was included in its May 20, 2016 base rate case update.

•
On May 20, 2016, NJNG included a proposal in its base rate case to recover certain capital costs and incremental operation and maintenance costs related to a March 2016 BPU Order regarding new cyber security requirements. This proposal was updated on July 20, 2016.

BGSS/CIP

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

•
On June 1, 2016, NJNG filed a petition with the BPU to increase its CIP rates resulting in an 8.2 percent increase to the average residential heat customer’s bill and to decrease its BGSS rate for residential and small commercial customers resulting in a 5.5 percent decrease to the average residential heat customer’s bill, effective October 1, 2016. This petition included proposed bill credits to residential and small commercial customers during the months of November 2016 through February 2017, as a result of a decline in the wholesale price of natural gas. The amount of the bill credits will be determined during fiscal 2017.

Other

•
On October 15, 2015, the BPU approved a base rate increase related to NJ RISE allowing NJNG to recover costs through July 31, 2015, resulting in a .07 percent increase to the average residential heat customer's bill, effective November 1, 2015.

•
On December 24, 2015, NJNG filed an SBC petition with the BPU to increase the RA factor, to decrease the NJCEP factor and to request approval of its remediation expenses incurred through June 30, 2015, resulting in an overall decrease of .8 percent to the average residential heat customer's bill. On June 29, 2016, the BPU approved the Company’s request to modify its rates as proposed, effective July 9, 2016.

•
On January 27, 2016, the BPU approved NJNG’s July 2015 petition to maintain its existing SAVEGREEN recovery rate. On April 15, 2016, NJNG filed a petition with the BPU to extend its current program, which was set to expire on July 31, 2017, to December 31, 2018, which was approved by the BPU on June 29, 2016. On May 26, 2016, NJNG submitted its 2016 SAVEGREEN rate recovery filing to maintain its existing SAVEGREEN recovery rate.

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

•
On June 23, 2016, NJNG submitted its annual USF compliance filing proposing to increase the statewide USF rate, resulting in a .2 percent increase to the average residential heat customer’s bill, effective October 1, 2016.

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

Expected production of SRECs is hedged through forward and futures contracts. The contracts require the Company to physically deliver the SRECs upon settlement. For transactions occurring on or before December 31, 2015, the Company elected NPNS accounting treatment on SREC forward and futures contracts. Effective January 1, 2016, on a prospective basis, NJRES no longer elects NPNS accounting treatment on SREC contracts and recognizes changes in the fair value of these derivatives as a component of operating revenues. Upon settlement of the contract, the related revenue is recognized when the SREC certificate is transferred to the counterparty. NPNS is a contract-by-contract election and, where it makes sense to do so, we can and may elect certain contracts to be normal.

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

In an April 2014 BPU Order, NJNG received regulatory approval to enter into interest rate risk management transactions related to long-term debt securities. On June 1, 2015, NJNG entered into a treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with a forecasted $125 million debt issuance expected in May 2018. This forecasted debt issuance coincides with the maturity of NJNG's existing $125 million, 5.6 percent notes due May 15, 2018. The change in fair value of NJNG's treasury lock agreement is recorded as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets since NJNG believes that the market value upon settlement will be reflected in future rates. Upon settlement, any gain or loss will be amortized into earnings over the life of the future debt issuance.

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		June 30, 2016		September 30, 2015
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
NJNG:
Physical commodity contracts	Derivatives - current	$130	$307	$—	$—
Financial commodity contracts	Derivatives - current	1,271	5,909	207	10,163
	Derivatives - noncurrent	358	65	—	925
Interest rate contracts	Derivatives - noncurrent	—	22,632	—	4,228
NJRES:
Physical commodity contracts	Derivatives - current	5,735	9,450	4,854	9,281
	Derivatives - noncurrent	2,725	500	1,718	—
Financial commodity contracts	Derivatives - current	33,011	66,634	35,682	13,347
	Derivatives - noncurrent	566	1,370	2,626	386
Fair value of derivatives not designated as hedging instruments		$43,796	$106,867	$45,087	$38,330
Total fair value of derivatives		$43,796	$106,867	$45,087	$38,330

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

(Thousands)	Amounts Presented in Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of June 30, 2016:
Derivative assets:
NJRES
Physical commodity contracts	$8,460	$(3,431)	$—	$5,029
Financial commodity contracts	33,577	(31,848)	—	1,729
Total NJRES	$42,037	$(35,279)	$—	$6,758
NJNG
Physical commodity contracts	$130	$(2)	$—	$128
Financial commodity contracts	1,629	(1,629)	—	—
Total NJNG	$1,759	$(1,631)	$—	$128
Derivative liabilities:
NJRES
Physical commodity contracts	$9,950	$(3,432)	$—	$6,518
Financial commodity contracts	68,004	(31,848)	(36,156)	—
Total NJRES	$77,954	$(35,280)	$(36,156)	$6,518
NJNG
Physical commodity contracts	$307	$(2)	$—	$305
Financial commodity contracts	5,974	(1,629)	(4,345)	—
Interest rate contracts	22,632	—	—	22,632
Total NJNG	$28,913	$(1,631)	$(4,345)	$22,937
As of September 30, 2015:
Derivative assets:
NJRES
Physical commodity contracts	$6,562	$(1,326)	$—	$5,236
Financial commodity contracts	38,308	(13,734)	3,841	28,415
Total NJRES	$44,870	$(15,060)	$3,841	$33,651
NJNG
Financial commodity contracts	$207	$(207)	$—	$—
Derivative liabilities:
NJRES
Physical commodity contracts	$9,271	$(1,326)	$(1,200)	$6,745
Financial commodity contracts	13,733	(13,733)	—	—
Total NJRES	$23,004	$(15,059)	$(1,200)	$6,745
NJNG
Financial commodity contracts	$11,088	$(207)	$(10,881)	$—
Interest rate contracts	4,228	—	—	4,228
Total NJNG	$15,316	$(207)	$(10,881)	$4,228

(1)	Derivative assets and liabilities are presented on a gross basis in the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Offsetting derivative instruments include: transactions with NAESB netting election, transactions held by FCM's with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

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

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
Derivatives not designated as hedging instruments:		2016	2015	2016	2015
NJRES:
Physical commodity contracts	Operating revenues	$3,997	$6,183	$24,999	$21,130
Physical commodity contracts	Gas purchases	(2,463)	(11,988)	(29,283)	(21,781)
Financial commodity contracts	Gas purchases	(39,653)	2,264	23,443	92,781
Total unrealized and realized (losses) gains		$(38,119)	$(3,541)	$19,159	$92,130

NJRES previously designated its foreign exchange contracts as cash flow hedges and, as a result, changes in fair value of the effective portion of the hedges are recorded in OCI and, upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to gas purchases on the Unaudited Condensed Consolidated Statements of Operations. The following table reflects the effect of derivative instruments designated as cash flow hedges on OCI as of June 30:

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain or (Loss) Recognized on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
Derivatives in cash flow hedging relationships:	2016	2015	2016	2015	2016	2015
Foreign currency contracts	$8	$3	$(15)	$15	$—	$—
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,
Derivatives in cash flow hedging relationships:	2016	2015	2016	2015	2016	2015
Foreign currency contracts	$(27)	$(402)	$27	$557	$—	$—

NJNG’s derivative contracts are part of the Company's risk management activities that relate to its natural gas purchases, BGSS incentive programs and debt financing. These transactions are entered into pursuant to regulatory approval and, at settlement, the resulting gains and/or losses are payable to or recoverable from customers. Any changes in the value of NJNG's financial derivatives are deferred in regulatory assets or liabilities resulting in no impact to earnings.

The following table reflects the (losses) gains associated with NJNG's derivative instruments as of:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2016	2015	2016	2015
NJNG:
Physical commodity contracts	$(236)	$—	$(14,764)	$—
Financial commodity contracts	4,937	(199)	(5,849)	(24,676)
Interest rate contracts	(9,700)	2,905	(18,405)	2,905
Total unrealized and realized (losses) gains	$(4,999)	$2,706	$(39,018)	$(21,771)

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG and NJRES had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		June 30, 2016	September 30, 2015
NJNG	Futures	14.6	25.8
	Physical	3.5	—
NJRES	Futures	(97.6)	(91.1)
	Options	5.7	1.2
	Physical	123.7	48.2

Not included in the table above are NJNG’s treasury lock agreement as previously discussed and 142,500 SRECs at NJRES that are open as of June 30, 2016.

Broker Margin

Generally, exchange-traded futures contracts require posted collateral, referred to as margin, usually in the form of cash. The amount of margin required is comprised of a fixed initial amount based on exchange requirements and a variable amount based on a daily mark-to-market. The Company maintains separate broker margin accounts for NJNG and NJRES. The balances by company, are as follows:

(Thousands)	Balance Sheet Location	June 30, 2016	September 30, 2015
NJNG	Broker margin - Current assets	$6,701	$12,990
NJRES	Broker margin - Current assets	$50,905	$—
	Broker margin - Current (liabilities)	$—	$(4,103)

Wholesale Credit Risk

NJNG, NJRES and NJRCEV are exposed to credit risk as a result of their sales/wholesale marketing activities. As a result of the inherent volatility in the prices of natural gas commodities, derivatives, SRECs, electricity and RECs, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty failed to perform the obligations under its contract (e.g., failed to deliver or pay for natural gas, SRECs, electricity or RECs), then the Company could sustain a loss.

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

Internally-rated exposure applies to counterparties that are not rated by S&P or Moody's. In these cases, the counterparty's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts, plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of June 30, 2016. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and NJRCEV residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$91,603
Noninvestment grade	12,590
Internally rated investment grade	9,433
Internally rated noninvestment grade	23,271
Total	$136,897

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2016 and September 30, 2015, was $22.7 million and $4.2 million, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on June 30, 2016 and September 30, 2015, the Company would have been required to post an additional $22.7 million and $4.2 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities and excluding capital leases is as follows:

(Thousands)	June 30, 2016	September 30, 2015
Carrying value (1)	$932,845	$807,845
Fair market value	$971,841	$817,319

(1)	Excludes capital leases of $46.3 million and $46.9 million as of June 30, 2016 and September 30, 2015, respectively.

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of June 30, 2016, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

Level 2
Other significant observable inputs such as interest rates or price data, including both commodity and basis pricing that is observed either directly or indirectly from publications or pricing services. NJR's Level 2 assets and liabilities include over-the-counter physical forward commodity contracts and swap contracts, SREC forward sales or derivatives that are initially valued using observable quotes and are subsequently adjusted to include time value, credit risk or estimated transport pricing components for which no basis price is available. Level 2 financial derivatives consist of transactions with non-FCM counterparties (basis swaps, fixed swaps and/or options). NJNG's treasury lock is also considered Level 2 as valuation is based on quoted market interest and swap rates as inputs to the valuation model. Inputs are verifiable and do not require significant management judgment. For some physical commodity contracts the Company utilizes transportation tariff rates that are publicly available and that it considers to be observable inputs that are equivalent to market data received from an independent source. There are no significant judgments or adjustments applied to the transportation tariff inputs and no market perspective is required. Even if the transportation tariff input were considered to be a “model,” it would still be considered to be a Level 2 input as the data is:

•	widely accepted and public;

•	non-proprietary and sourced from an independent third party; and

•	observable and published.

These additional adjustments are generally not considered to be significant to the ultimate recognized values.

Level 3	Inputs derived from a significant amount of unobservable market data. These include NJR's best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2016:
Assets:
Physical commodity contracts	$—	$8,590	$—	$8,590
Financial commodity contracts	35,206	—	—	35,206
Available for sale equity securities - energy industry	64,377	—	—	64,377
Other (1)	1,567	—	—	1,567
Total assets at fair value	$101,150	$8,590	$—	$109,740
Liabilities:
Physical commodity contracts	$—	$10,257	$—	$10,257
Financial commodity contracts	73,978	—	—	73,978
Interest rate contracts	—	22,632	—	22,632
Total liabilities at fair value	$73,978	$32,889	$—	$106,867
As of September 30, 2015:
Assets:
Physical commodity contracts	$—	$6,572	$—	$6,572
Financial commodity contracts	38,515	—	—	38,515
Available for sale equity securities - energy industry	59,475	—	—	59,475
Other (1)	1,572	—	—	1,572
Total assets at fair value	$99,562	$6,572	$—	$106,134
Liabilities:
Physical commodity contracts	$—	$9,281	$—	$9,281
Financial commodity contracts	24,821	—	—	24,821
Interest rate contracts	—	4,228	—	4,228
Total liabilities at fair value	$24,821	$13,509	$—	$38,330

(1)	Includes various money market funds.

6.	INVESTMENTS IN EQUITY METHOD INVESTEES

NJR's investments in equity method investees includes the following as of:

(Thousands)	June 30, 2016	September 30, 2015
Steckman Ridge (1)	$123,626	$125,649
PennEast	15,372	6,353
Total	$138,998	$132,002

(1)
Includes loans with a total outstanding principal balance of $70.4 million for both June 30, 2016 and September 30, 2015. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2018 or the first quarter of fiscal 2019. See Note 14. Related Party Transactions for more information on these intercompany transactions.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share amounts)	2016	2015	2016	2015
Net (loss) income, as reported	$(17,363)	$(7,460)	$106,272	$176,763
Basic earnings per share
Weighted average shares of common stock outstanding-basic	85,960	85,449	85,823	85,110
Basic (loss) earnings per common share	$(.20)	$(.09)	$1.24	$2.08
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	85,960	85,449	85,823	85,110
Incremental shares (1)	—	—	868	1,018
Weighted average shares of common stock outstanding-diluted	85,960	85,449	86,691	86,128
Diluted (loss) earnings per common share (2)	$(.20)	$(.09)	$1.23	$2.05

(1)	Incremental shares consist primarily of unvested stock awards and performance shares.

(2)
Since there was a net loss for the three months ended June 30, 2016, and 2015, incremental shares of 897 and 1,018, respectively, were not included in the computation of diluted loss per common share, as their effect would have been anti-dilutive.There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the nine months ended June 30, 2016 and 2015.

8.	COMMON STOCK EQUITY

Changes in common stock equity during the nine months ended June 30, 2016, were as follows:

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2015	85,531	$220,838	$209,931	$(9,394)	$(92,164)	$777,745	$1,106,956
Net income						106,272	106,272
Other comprehensive income				3,657			3,657
Common stock issued:
Incentive plan	321	804	8,457				9,261
Dividend reinvestment plan	368		(2,743)		14,829		12,086
Cash dividend declared ($.72 per share)						(61,885)	(61,885)
Treasury stock and other	(144)		(55)		(5,410)		(5,465)
Balance at June 30, 2016	86,076	$221,642	$215,590	$(5,737)	$(82,745)	$822,132	$1,170,882

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. On December 14, 2015, NJR registered 5 million shares of NJR common stock for issuance under the DRP. NJR raised $12.2 million and $13.1 million of equity through the DRP, by issuing approximately 368,000 and 457,000 shares of treasury stock, during the nine months ended June 30, 2016 and 2015, respectively. NJR also raised approximately $19.8 million of equity by issuing approximately 688,000 new shares through the waiver discount feature of the DRP during the nine months ended June 30, 2015. NJR issued no new shares through the waiver discount feature of the DRP during the nine months ended June 30, 2016.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects:

(Thousands)	Available for Sale Securities	Cash Flow Hedges		Postemployment Benefit Obligation		Total
Balance at September 30, 2015	$6,385	$—		$(15,779)		$(9,394)
Other comprehensive income, net of tax
Other comprehensive income (loss), before reclassifications, net of tax of $(2,014), $10, $0, $(2,004)	2,888	(17)		—		2,871
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(10), $(523), $(533)	—	17	(1)	769	(2)	786
Net current-period other comprehensive income, net of tax of ($2,014), $0, $(523), $(2,537)	2,888	—		769		3,657
Balance at June 30, 2016	$9,273	$—		$(15,010)		$(5,737)

Balance at September 30, 2014	$4,782	$(93)		$(10,283)		$(5,594)
Other comprehensive income (loss), net of tax
Other comprehensive (loss), before reclassifications, net of tax of $319, $146, $0, $465	(461)	(256)		—		(717)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(202), $(506), $(708)	—	349	(1)	732	(2)	1,081
Net current-period other comprehensive (loss) income, net of tax of $319, $(56), $(506), $(243)	(461)	93		732		364
Balance as of June 30, 2015	$4,321	$—		$(9,551)		$(5,230)

(1)	Consists of realized losses related to foreign currency derivatives, which are reclassified to gas purchases on the Unaudited Condensed Consolidated Statements of Operations.

(2)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

9.	DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program, committed unsecured credit facilities and private placement debt shelf facilities.

Credit Facilities

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	June 30, 2016	September 30, 2015	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	September 2020
Notes outstanding at end of period	$244,625	$39,350
Weighted average interest rate at end of period	1.36%	1.17%
Amount available at end of period (2)	$168,977	$369,176
Bank revolving credit facilities (3)	$—	$100,000	October 2015
Amount available at end of period	$—	$100,000
NJNG
Bank revolving credit facilities (1)	$250,000	$250,000	May 2019
Commercial paper outstanding at end of period	$—	$27,000
Weighted average interest rate at end of period	—%	.20%
Amount available at end of period (4)	$249,269	$222,269

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $11.4 million and $16.5 million as of June 30, 2016 and September 30, 2015, respectively, which reduces amount available by the same amount.

(3)	Uncommitted credit facilities, which require no commitment fees.

(4)	Letters of credit outstanding total $731,000 as of June 30, 2016 and September 30, 2015, which reduces the amount available by the same amount.

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

Long-term Debt

NJR
On March 22, 2016, NJR entered into a Note Purchase Agreement, under which the Company has agreed to issue, on August 18, 2016, $50 million of the Company’s 3.2 percent senior notes due August 18, 2023, and $100 million of the Company’s 3.54 percent senior notes due August 18, 2026. The notes will be guaranteed by certain unregulated subsidiaries of the Company. The notes will be unsecured. The proceeds of the notes will be used for general corporate purposes, including working capital and capital expenditures.

NJNG

On June 21, 2016, NJNG entered into a Note Purchase Agreement, under which NJNG issued $125 million of its 3.63 percent senior notes due June 21, 2046. The notes are secured by an equal principal amount of NJNG's FMB (series UU) issued under NJNG's Mortgage Indenture. The proceeds of the notes will be used for general corporate purposes, including, but not limited to, refinancing or retiring short-term debt and funding capital expenditures.

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

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,		June 30,
(Thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$1,897	$1,872	$5,693	$5,614	$1,130	$1,063	$3,391	$3,190
Interest cost	2,836	2,549	8,507	7,649	1,564	1,434	4,692	4,304
Expected return on plan assets	(5,029)	(4,272)	(15,088)	(12,817)	(1,211)	(1,245)	(3,633)	(3,733)
Recognized actuarial loss	1,820	1,747	5,461	5,239	819	737	2,456	2,208
Prior service cost amortization	28	28	83	83	(91)	(91)	(273)	(273)
Net periodic benefit cost	$1,552	$1,924	$4,656	$5,768	$2,211	$1,898	$6,633	$5,696

The Company made a discretionary contribution of $30 million during the nine months ended June 30, 2016, to improve the funded status of the pension plans based on current actuarial assumptions, which includes the most recent mortality table change. The Company does not expect to be required to make additional contributions to fund the pension plans over the next two fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets, interest rates and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the nine months ended June 30, 2015.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	INCOME TAXES

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with uncertain tax positions. During the nine months ended June 30, 2016 and 2015, based on its analysis, the Company determined there was no need to recognize any liabilities associated with uncertain tax positions.

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

The forecasted effective tax rates for the nine months ended June 30, 2016 and 2015, were 10.3 percent and 24.3 percent, respectively. The decreased effective tax rate is due primarily to a decrease in forecasted pre-tax income along with an increase in forecasted tax credits for the fiscal year ended September 30, 2016, compared with the prior fiscal year. Forecasted tax credits, net of deferred taxes, were $27.7 million and $24.9 million for fiscal 2016 and 2015, respectively.

To the extent there are discrete tax items that are not included in the forecasted effective tax rate, the actual effective tax rate will differ from the estimated annual effective tax rate. Effective October 1, 2015, the Company adopted ASU 2016-09, an amendment to ASC 718, Compensation - Stock Compensation, see Note 2. Summary of Significant Accounting Policies. As a result of the adoption, the Company has recognized $1.7 million in excess tax benefits associated with the vesting of share-based awards as a component of income tax (benefit) provision in its Unaudited Condensed Consolidated Statements of Operations. Since the tax effects of the awards are treated as a discrete item NJR’s actual effective tax rate, as of June 30, 2016, is 8.9 percent.

As of June 30, 2016, the Company has total state income tax net operating losses of approximately $224.2 million, which generally have a life of 20 years. The Company has recorded a deferred state tax asset of approximately $13.1 million on the Unaudited Condensed Consolidated Balance Sheets, reflecting the tax benefit associated with the loss carryforwards. In addition, as of June 30, 2016, the Company has recorded a valuation allowance of $267,000 because it believes that it is more likely than not that the state net operating losses related to CR&R will expire unused. As of September 30, 2015, the Company had total state income tax net operating losses of approximately $218.1 million, a deferred state tax asset of approximately $12.8 million and a valuation allowance of $176,000.

In addition, as of September 30, 2015, the Company had an ITC carryforward of approximately $22.1 million, all of which were generated in fiscal year 2015, and has a life of 20 years. The Company expects to utilize this entire carryforward.

In December 2015, the Consolidated Appropriations Act extended the 30 percent ITC for solar property that is under construction on or before December 31, 2019. The credit will decline to 26 percent for property under construction as of and during 2020 and to 22 percent for property under construction as of and during 2021. For any property that is under construction before 2022, but not placed in service before 2024 the ITC will be reduced to 10 percent. In addition, the Consolidated Appropriations Act retroactively extended the PTC for five years through December 31, 2019, with a gradual three year phase out for any project for which construction of the facility begins after December 31, 2016.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through October 2033, for the supply, storage and transportation of natural gas. These contracts include annual fixed charges of approximately $17.6 million at current contract rates and volumes, which are recoverable through BGSS.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments as of June 30, 2016, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2016	2017	2018	2019	2020	Thereafter
NJRES:
Natural gas purchases	$139,097	$193,138	$104,064	$57,868	$—	$—
Storage demand fees	11,303	32,816	14,582	8,104	6,258	7,308
Pipeline demand fees	27,867	60,009	23,660	5,699	2,923	3,815
Sub-total NJRES	$178,267	$285,963	$142,306	$71,671	$9,181	$11,123
NJNG:
Natural gas purchases	$19,170	$80,193	$39,226	$41,658	$43,611	$104,378
Storage demand fees	7,255	29,131	22,255	12,834	5,776	—
Pipeline demand fees	10,351	66,104	71,048	88,130	89,925	818,407
Sub-total NJNG	$36,776	$175,428	$132,529	$142,622	$139,312	$922,785
Total (1)	$215,043	$461,391	$274,835	$214,293	$148,493	$933,908

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

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

NJNG may recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In May 2015, the BPU approved NJNG's MGP expenditures incurred through June 2014 and to recover $8.5 million annually related to the SBC RA factor, with rates effective June 1, 2015. On December 24, 2015, NJNG requested approval of its MGP expenditures incurred through June 30, 2015, which was approved on June 29, 2016, effective July 9, 2016. As of June 30, 2016, $18.5 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $150.9 million to $242.1 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, as of June 30, 2016, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $175.3 million on the Unaudited Condensed Consolidated Balance Sheets, based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

NJR organizes its businesses based on a combination of factors, including its products and its regulatory environment. As a result, the Company manages its businesses through the following reportable segments and other operations: the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Energy Services segment consists of unregulated wholesale energy operations; the Clean Energy Ventures segment consists of capital investments in distributed power projects; the Midstream segment consists of NJR's investments in natural gas transportation and storage facilities; the Home Services and Other operations consist of heating, cooling and water appliance sales, installations and services, commercial real estate development, other investments and general corporate activities.

Information related to the Company's various business segments and other operations is detailed below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2016	2015	2016	2015
Operating revenues
Natural Gas Distribution
External customers	$119,206	$116,307	$513,348	$699,737
Energy Services
External customers (1)	247,633	320,221	840,518	1,546,890
Intercompany	2,674	1,554	8,440	60,777
Clean Energy Ventures
External customers	12,703	7,861	28,159	18,164
Subtotal	382,216	445,943	1,390,465	2,325,568
Home Services and Other
External customers	13,671	14,078	29,639	30,890
Intercompany	737	514	2,273	1,300
Eliminations	(3,411)	(2,068)	(10,713)	(62,077)
Total	$393,213	$458,467	$1,411,664	$2,295,681
Depreciation and amortization
Natural Gas Distribution	$12,297	$10,810	$35,133	$32,002
Energy Services	23	23	69	68
Clean Energy Ventures	6,070	4,504	17,056	12,392
Midstream	1	1	4	4
Subtotal	18,391	15,338	52,262	44,466
Home Services and Other	249	238	713	714
Eliminations	31	(2)	(78)	(16)
Total	$18,671	$15,574	$52,897	$45,164
Interest income (2)
Natural Gas Distribution	$62	$(25)	$190	$75
Energy Services	16	250	88	263
Clean Energy Ventures	—	—	—	22
Midstream	395	246	1,109	727
Subtotal	473	471	1,387	1,087
Home Services and Other	97	13	257	214
Eliminations	(505)	(509)	(1,456)	(990)
Total	$65	$(25)	$188	$311

(1)	Includes sales to Canada, which accounted for 2.4 and 3.6 percent of total operating revenues during the nine months ended June 30, 2016 and 2015.

(2)	Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2016	2015	2016	2015
Interest expense, net of capitalized interest
Natural Gas Distribution	$4,935	$5,005	$14,213	$14,002
Energy Services	263	209	639	1,010
Clean Energy Ventures	2,666	2,078	7,271	5,556
Midstream	56	163	228	623
Subtotal	7,920	7,455	22,351	21,191
Home Services and Other	65	134	170	76
Eliminations	(198)	(262)	(588)	(262)
Total	$7,787	$7,327	$21,933	$21,005
Income tax provision (benefit)
Natural Gas Distribution	$2,015	$3,754	$38,232	$41,698
Energy Services	(16,678)	(9,958)	(3,968)	39,842
Clean Energy Ventures	(2,784)	(423)	(28,433)	(29,186)
Midstream	1,501	1,737	4,671	5,048
Subtotal	(15,946)	(4,890)	10,502	57,402
Home Services and Other	1,556	720	(1,055)	(704)
Eliminations	200	(148)	900	(5)
Total	$(14,190)	$(4,318)	$10,347	$56,693
Equity in earnings of affiliates
Midstream	$3,359	$4,266	$10,412	$12,622
Eliminations	(1,102)	(899)	(3,347)	(2,873)
Total	$2,257	$3,367	$7,065	$9,749
Net financial earnings (loss)
Natural Gas Distribution	$3,607	$7,172	$83,494	$83,952
Energy Services	276	(5,270)	27,585	47,482
Clean Energy Ventures	2,440	(3,792)	21,898	18,226
Midstream	2,338	2,487	6,910	7,211
Subtotal	8,661	597	139,887	156,871
Home Services and Other	2,418	1,909	662	(42)
Eliminations	(107)	(29)	(405)	(100)
Total	$10,972	$2,477	$140,144	$156,729
Capital expenditures
Natural Gas Distribution	$36,687	$45,749	$133,093	$115,740
Clean Energy Ventures	44,854	23,218	115,736	111,588
Subtotal	81,541	68,967	248,829	227,328
Home Services and Other	397	29	1,466	90
Total	$81,938	$68,996	$250,295	$227,418
Investments in equity investees
Midstream	$2,741	$1,049	$8,689	$2,313
Total	$2,741	$1,049	$8,689	$2,313

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2016	2015	2016	2015
Net financial earnings	$10,972	$2,477	$140,144	$156,729
Less:
Unrealized loss (gain) on derivative instruments and related transactions	55,875	1,188	57,910	(19,010)
Tax effect	(20,282)	(294)	(21,021)	7,132
Effects of economic hedging related to natural gas inventory	(11,380)	16,464	(8,621)	(15,751)
Tax effect	4,130	(5,937)	3,129	5,908
Net income to NFE tax adjustment	(8)	(1,484)	2,475	1,687
Net (loss) income	$(17,363)	$(7,460)	$106,272	$176,763

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	June 30, 2016	September 30, 2015
Assets at end of period:
Natural Gas Distribution	$2,485,738	$2,305,293
Energy Services	325,681	260,021
Clean Energy Ventures	611,644	504,885
Midstream	191,416	182,007
Subtotal	3,614,479	3,252,206
Home Services and Other	106,351	88,880
Intercompany assets (1)	(88,040)	(56,729)
Total	$3,632,790	$3,284,357

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	RELATED PARTY TRANSACTIONS

NJRES may periodically enter into storage or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge. As of June 30, 2016, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which will expire by October 2020. NJRES had demand fees, net of eliminations, associated with Steckman Ridge of $2.1 million and $1.3 million during the nine months ended June 30, 2016 and 2015, respectively, and demand fees payable of $376,000 and $375,000 as of June 30, 2016 and September 30, 2015, respectively.

In January 2010, NJNG entered into a 10-year agreement effective April 1, 2010, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG's BGSS mechanism and are included in regulatory assets. During the nine months ended June 30, 2016 and 2015, NJNG had demand fees, net of eliminations, associated with Steckman Ridge of $4.2 million and $4.3 million, respectively, and demand fees payable of $775,000 as of June 30, 2016 and September 30, 2015.

NJNG and NJRES have entered into various asset management agreements. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to NJRES. NJNG retains the right to purchase market priced gas or fixed price storage gas from NJRES. As of June 30, 2016, NJNG and NJRES had three asset management agreements with expiration dates ranging from October 2016 through March 2018.

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

Management's Overview

Consolidated

NJR is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in the United States and Canada, through its subsidiaries NJNG and NJRES. In addition, we invest in distributed power projects, midstream assets and provide various repair, sales and installations services. A more detailed description of our organizational structure can be found in Item 1. Business of our 2015 Annual Report on Form 10-K.

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

Net income (loss) by business segment and operations are as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2016		2015		2016		2015
Net Income (Loss)
Natural Gas Distribution	$3,607	(21)%	$7,172	(96)%	$83,494	79%	$83,952	48%
Energy Services	(28,473)	164	(16,439)	220	(5,499)	(5)	69,191	39
Clean Energy Ventures	2,448	(14)	(2,308)	31	19,423	18	16,539	9
Midstream	2,338	(13)	2,487	(33)	6,910	6	7,211	4
Home Services and Other	2,418	(14)	1,909	(26)	662	1	(42)	—
Eliminations (1)	299	(2)	(281)	4	1,282	1	(88)	—
Total	$(17,363)	100%	$(7,460)	100%	$106,272	100%	$176,763	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in net loss during the three months ended June 30, 2016, compared with the three months ended June 30, 2015, was driven by decreases at NJRES due primarily to changes in the value of derivative instruments and at NJNG due primarily to increased depreciation and O&M, partially offset by an increase at NJRCEV due primarily to an increase in operating revenue and tax credits recognized. The decrease in net income during the nine months ended June 30, 2016, compared with the nine months ended June 30, 2015, was driven primarily by lower gross margin at NJRES due primarily to record warmth across the eastern United States, as well as changes in the value of derivative instruments, partially offset by decreased income tax expense. The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Assets by business segment and operations are as follows:

(Thousands)	June 30, 2016		September 30, 2015
Assets
Natural Gas Distribution	$2,485,738	68%	$2,305,293	70%
Energy Services	325,681	9	260,021	8
Clean Energy Ventures	611,644	17	504,885	15
Midstream	191,416	5	182,007	6
Home Services and Other	106,351	3	88,880	3
Intercompany assets (1)	(88,040)	(2)	(56,729)	(2)
Total	$3,632,790	100%	$3,284,357	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets during the nine months ended June 30, 2016, was due primarily to additional utility plant expenditures at NJNG and additional wind expenditures at NJRCEV, as well as increased broker margin at NJRES.

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

GAAP requires us, during the interim periods, to estimate our annual effective tax rate and use this rate to calculate the year-to-date tax provision. We also determine an annual estimated effective tax rate for NFE purposes and calculate a quarterly tax adjustment based on the differences between our forecasted net income and our forecasted NFE for the fiscal year. Since the annual estimated effective tax rate is based on certain forecasted assumptions, including estimates surrounding completion of NJRCEV projects, the rate and resulting NFE are subject to change. Since this adjustment is made to reflect the forecasted tax rate, no adjustment is needed at year end.

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. The following is a reconciliation of consolidated net (loss) income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
($ in Thousands)	2016	2015	2016	2015
Net (loss) income	$(17,363)	$(7,460)	$106,272	$176,763
Add:
Unrealized loss (gain) on derivative instruments and related transactions	55,875	1,188	57,910	(19,010)
Tax effect	(20,282)	(294)	(21,021)	7,132
Effects of economic hedging related to natural gas inventory	(11,380)	16,464	(8,621)	(15,751)
Tax effect	4,130	(5,937)	3,129	5,908
NFE tax adjustment	(8)	(1,484)	2,475	1,687
Net financial earnings	$10,972	$2,477	$140,144	$156,729
Basic (loss) earnings per share	$(.20)	$(.09)	$1.24	$2.08
Add:
Unrealized loss (gain) on derivative instruments and related transactions	.65	.02	.67	(.22)
Tax effect	(.24)	—	(.25)	.08
Effects of economic hedging related to natural gas inventory	(.13)	.19	(.10)	(.19)
Tax effect	.05	(.07)	.04	.07
NFE tax adjustment	—	(.02)	.03	.02
Basic net financial earnings per share	$.13	$.03	$1.63	$1.84

(1)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NFE by business segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
($ in Thousands)	2016		2015		2016		2015
Net Financial Earnings (Loss)
Natural Gas Distribution	$3,607	33%	$7,172	290%	$83,494	60%	$83,952	53%
Energy Services	276	3	(5,270)	(213)	27,585	20	47,482	30
Clean Energy Ventures	2,440	22	(3,792)	(153)	21,898	16	18,226	12
Midstream	2,338	21	2,487	100	6,910	4	7,211	5
Home Services and Other	2,418	22	1,909	77	662	—	(42)	—
Eliminations (1)	(107)	(1)	(29)	(1)	(405)	—	(100)	—
Total	$10,972	100%	$2,477	100%	$140,144	100%	$156,729	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in NFE during the three months ended June 30, 2016, compared with the three months ended June 30, 2015 was due primarily to increased net income at NJRCEV as previously discussed and increased financial margin at NJRES due primarily to higher levels of storage injections on natural gas purchases.

The decrease in NFE during the nine months ended June 30, 2016, compared with the nine months ended June 30, 2015 was due primarily to decreased financial margin at NJRES due primarily to lower volatility and narrower price spreads resulting from the record warmth across the eastern United States, partially offset by decreased income tax expense.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey to approximately 519,800 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. These risks include, but are not limited to, adverse economic conditions, customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

-    NJNG filed a base rate case petition with the BPU on November 13, 2015, requesting an increase in base tariff rates in the amount of $147.6 million, which was revised on July 20, 2016, to $112.9 million. NJNG is currently in discussions with the BPU and new base rates are expected to be effective in early fiscal 2017;

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

Below is a summary of actual capital expenditures for the nine months ended June 30, 2016, and estimates for fiscal 2016 and 2017:
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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG has implemented its SAFE program whereby NJNG has approval to invest up to $130 million, exclusive of AFUDC, to replace portions of its gas distribution infrastructure, consisting of unprotected steel and cast iron, over a four-year period. As of December 31, 2015, NJNG completed the removal of cast iron mains throughout its entire service territory. The SAFE program was authorized by the BPU to earn an overall weighted average cost of capital of 6.9 percent, with a return on equity of 9.75 percent. NJNG has included its SAFE infrastructure investments for recovery in its base rate case petition filed on November 13, 2015. In addition, NJNG has requested, in the November 13, 2015 base rate case, to extend the SAFE Program for an additional five years to eliminate the remaining unprotected steel mains and services from its system. The estimated cost for the SAFE extension is approximately $200 million, excluding AFUDC.

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

Liquefaction/LNG

NJNG’s Liquefaction project is operational as of June 30, 2016, and allows NJNG to convert natural gas into LNG to fill NJNG's existing LNG storage tanks. NJNG's base rate case petition filed with the BPU on November 13, 2015, includes capital cost recovery for the project. NJNG estimates that the total costs for this project along with other plant upgrades will be $35.7 million.

Southern Reliability Link

The SRL is an approximate 30-mile, 30-inch transmission main designed to support improved system integrity and reliability in the southern portion of NJNG's service territory, estimated to cost between $175 million and $180 million. In April 2015, NJNG filed two petitions with the BPU to construct, operate and finalize the route for the SRL. In June 2015, NJNG filed two petitions with the BPU to amend the previously proposed route. The capital investment associated with the SRL was initially included for recovery in NJNG’s base rate case petition, filed with the BPU on November 13, 2015. On January 27, 2016, the BPU issued an order approving NJNG's proposed SRL pipeline installation, operation and route selection, as modified by NJNG, including specific requirements regarding permitting, safety and integrity assessment. On March 18, 2016, the BPU issued an order designating the SRL route and exempting the SRL from municipal land use ordinances, regulations, permits and license requirements. The two BPU orders have been appealed by third parties. We believe that they will be upheld on appeal. On May 4, 2016, NJNG supplemented its base rate case testimony supporting its November 2015 petition, which amended the accounting treatment and noted that the project would not be completed by December 31, 2016. In addition, we seek to modify the rate treatment to include the September 30, 2016 balance of SRL project spending and rate adjustments on a quarterly basis until the project is complete. Updates were filed to include ten months of actual and two months of forecasted financial information on May 20, 2016, and twelve months of actual financial information on July 20, 2016.

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

During the nine months ended June 30, 2016 and 2015, respectively, NJNG added 5,289 and 5,750 new customers and converted 545 and 567 existing customers to natural gas heat and other services. The current customer growth represents an estimated increase of approximately $3.9 million annually to utility gross margin. In addition, NJNG currently expects to add approximately 24,000 to 28,000 new customers during the three-year period of fiscal 2016 to 2018. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 50 percent of the growth will come from new construction markets and another 50 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG's base rates by approximately $4.4 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition and further discussion of utility gross margin.

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

On April 15, 2016, NJNG filed a petition requesting an extension through December 31, 2018, which the BPU approved on June 29, 2016. On May 26, 2016, NJNG submitted its 2016 SAVEGREEN rate recovery filing to maintain its existing SAVEGREEN recovery rate.

Since inception, the BPU has approved total SAVEGREEN investments of approximately $219.3 million, of which $133.7 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $20 million. On January 27, 2016, the BPU approved NJNG’s July 2015 petition to maintain its existing SAVEGREEN recovery rate. The recovery includes a weighted average cost of capital that ranges from 6.69 percent, with a return on equity of 9.75 percent, to 7.76 percent, with a return on equity of 10.3 percent.

Conservation Incentive Program

The CIP facilitates normalizing NJNG's utility gross margin for variances not only due to weather but also for other factors affecting customer usage, such as conservation and energy efficiency. Recovery of utility gross margin for the non-weather variance through the CIP is limited to the amount of certain gas supply cost savings achieved and is subject to an annual earnings test. An annual review of the CIP must be filed by June 1, coincident with NJNG's annual BGSS filing, during which NJNG can request rate changes to the CIP. In May 2014, the BPU approved the continuation of the CIP program with no expiration date; however, it is subject to review in the 2017 tariff rate filing. On April 15, 2015, the BPU approved, on a final basis, a reduction to NJNG's CIP rates, which were provisionally approved effective October 1, 2014, and resulted in a 4.3 percent reduction to the average residential heat customer's bill. On June 1, 2015, NJNG filed a petition with the BPU to adjust its CIP rates resulting in a .08 percent increase to the average residential heat customer's bill, which was provisionally approved to be effective October 1, 2015. The BPU approved these rates, on a final basis, on February 24, 2016. On June 1, 2016, NJNG filed a petition with the BPU to increase its CIP rates effective October 1, 2016, resulting in an 8.2 percent increase to the average residential heat customer’s bill.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2016	2015	2016	2015
Weather (1)	$(46)	$4,367	$27,547	$(9,268)
Usage	1,378	(398)	7,476	1,140
Total	$1,332	$3,969	$35,023	$(8,128)

(1)
Compared with the CIP 20-year average, weather was 8.4 percent colder and 21.5 percent warmer-than-normal during the three months ended June 30, 2016 and 2015, respectively, and 17.3 percent warmer and 9 percent colder-than-normal during the nine months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, NJNG has $33.8 million in regulatory assets to be collected from customers in future periods on the Unaudited Condensed Consolidated Balance Sheets related to CIP. As of September 30, 2015, NJNG had $5.2 million in regulatory liabilities, on the Unaudited Condensed Consolidated Balance Sheets related to CIP to be returned to customers in future periods.

Commodity prices

Our Natural Gas Distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, the price of natural gas charged to our customers through the BGSS clause, our ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other fuel sources. Natural gas commodity prices may experience high volatility as shown in the graph below for the nine months ended June 30, 2016 and 2015, which illustrates the daily natural gas prices(1) in the Northeast market region, also known as Tetco M-3:
(1) Data source from Platts, a division of McGraw Hill Financial.

The maximum daily price at Tetco M-3 was $4.74 and $21.09 for the nine months ended June 30, 2016 and 2015, respectively, and the minimum daily price was $0.74 and $1.15 for the nine months ended June 30, 2016 and 2015, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On June 1, 2016, NJNG filed a petition with the BPU to decrease its BGSS rate for residential and small commercial customers effective October 1, 2016, resulting in a 5.5 percent decrease to the average residential heat customer’s bill. When combined with the proposed CIP increase, the impact of these rate changes would result in an approximate 2.7 percent increase to the average residential heat customer's bill. This petition included proposed bill credits to residential and small commercial customers during the months of November 2016 through February 2017, as a result of a decline in the wholesale price of natural gas. The amount of the bill credits will be determined during fiscal 2017, but NJNG estimates a reduction of approximately 12.2 percent to the average residential heat customer's bill.

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

Utility gross margin from incentive programs was $11.7 million and $13.1 million during the nine months ended June 30, 2016 and 2015, respectively. A more detailed discussion of the impacts to utility gross margin can be found in the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Due to the capital-intensive nature of NJNG's operations and the seasonal nature of its working capital requirements, significant changes in interest rates can impact NJNG's results. In an April 2014 BPU Order, NJNG received regulatory approval to enter into interest rate risk management transactions related to long-term debt securities. On June 1, 2015, NJNG entered into a treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with the forecasted-year, $125 million debt issuance expected in May 2018. This forecasted debt issuance coincides with the maturity of NJNG's existing $125 million, 5.6 percent notes on May 15, 2018. The fair value of NJNG's treasury lock agreement is recorded as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets since the Company believes that the market value upon settlement will be reflected in future rates. Upon settlement, any gain or loss will be amortized in earnings over the life of the future debt issuance.

A more detailed discussion of NJNG's debt can be found in the Liquidity and Capital Resources and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Societal Benefits Charge

USF

On June 23, 2016, NJNG submitted its annual USF compliance filing proposing to increase the statewide USF rate, resulting in a .2 percent increase to the average residential heat customer’s bill effective October 1, 2016.

Environmental Remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $175.3 million as of June 30, 2016, a decrease of $1.7 million, compared with the prior fiscal period. NJNG is currently authorized to recover remediation costs of approximately $8.5 million annually, which is based on expenditures incurred through June 30, 2014. On December 24, 2015, NJNG filed an SBC petition with the BPU to increase the RA factor, to decrease the NJCEP factor and to request approval of its remediation expenses incurred through June 30, 2015, resulting in an overall decrease of .8 percent to the average residential heat customer's bill. On June 29, 2016, the BPU approved the Company’s request to modify its rates as proposed, effective July 9, 2016.

Other

On May 20, 2016, NJNG included a proposal in its base rate case to recover certain capital costs and incremental operation and maintenance costs related to a March 2016 BPU Order regarding new cyber security requirements. This proposal was updated on July 20, 2016.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 3. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2016	2015	2016	2015
Operating revenues	$119,206	$116,307	$513,348	$699,737
Less:
Gas purchases (1)	51,337	45,190	182,846	323,320
Energy and other taxes	7,216	6,901	29,874	42,723
Regulatory rider expense	6,360	8,516	37,203	72,671
Operation and maintenance	32,612	30,323	96,122	92,941
Depreciation and amortization	12,297	10,810	35,133	32,002
Operating income	9,384	14,567	132,170	136,080
Other income, net	1,173	1,364	3,769	3,572
Interest expense, net of capitalized interest	4,935	5,005	14,213	14,002
Income tax provision	2,015	3,754	38,232	41,698
Net income	$3,607	$7,172	$83,494	$83,952

(1)
Includes related party transactions of approximately $5.6 million and $3.6 million for the three months ended June 30, 2016 and 2015, respectively, and $8.1 million and $68.2 million for the nine months ended June 30, 2016 and 2015, respectively, a portion of which are eliminated in consolidation.

Operating Revenues and Gas Purchases

Operating revenues increased by 2.5 percent and gas purchases increased 13.6 percent during the three months ended June 30, 2016, compared with the three months ended June 30, 2015. Operating revenues decreased by 26.6 percent and gas purchases decreased 43.4 percent during the nine months ended June 30, 2016, compared with the nine months ended June 30, 2015.

The factors contributing to the increases (decreases) in operating revenues and gas purchases are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016 v. 2015		2016 v. 2015
(Millions)	Operating revenues	Gas purchases	Operating revenues	Gas purchases
Firm sales	$8.2	$4.1	$(113.9)	$(50.0)
Bill credits (1)	—	—	(61.6)	(57.6)
Off-system sales	(2.9)	(2.7)	(32.3)	(32.2)
Average BGSS rates (1)	1.7	1.6	(2.9)	(2.7)
CIP adjustments	(2.6)	—	43.1	—
Other	(1.5)	3.1	(18.8)	2.0
Total increase (decrease)	$2.9	$6.1	$(186.4)	$(140.5)

(1)
Operating revenues include changes in sales tax of $100,000 and $(4.2) million during the three and nine months ended June 30, 2016, compared with the three and nine months ended June 30, 2015, respectively.

The increase in operating revenues and gas purchases during the three months ended June 30, 2016, compared with the three months ended June 30, 2015, was due primarily to:

•	increased firm sales due primarily to higher usage related to weather being 37.7 percent colder; partially offset by

•	lower off-system sales due primarily to a 8.4 percent decrease in the average price of gas sold, as well as a 5.8 percent reduction in volumes; and

•	an decrease in CIP adjustments of $4.4 million related to weather, partially offset by an increase of $1.8 million related to usage.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The decrease in operating revenues and gas purchases during the nine months ended June 30, 2016, compared with the nine months ended June 30, 2015, was due primarily to:

•	decreased firm sales due primarily to lower usage related to weather being 23.2 percent warmer;

•	bill credits issued to residential and small commercial customers effective November 1, 2015, that were not issued during fiscal 2015;

•	lower off-system sales due primarily to a 45.8 percent decrease in the average price of gas sold, partially offset by a 24.5 percent increase in volumes; and

•	a decrease in rider revenues, categorized in other, due primarily to a 36.4 percent decrease in rates and a 19.6 percent decrease in usage; partially offset by

•	an increase in CIP adjustments of $36.8 million related to weather and $6.3 million related to usage.

Non-GAAP Financial Measures

Management uses utility gross margin, a non-GAAP financial measure, when evaluating the operating results of NJNG. NJNG's utility gross margin is defined as natural gas revenues less natural gas purchases, sales tax, and regulatory rider expenses, and may not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries. Management believes that utility gross margin provides a meaningful basis than revenue for evaluating utility operations since natural gas costs, sales tax and regulatory rider expenses are included in operating revenue and passed through to customers and, therefore, have no effect on utility gross margin. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure, to NJNG's utility gross margin is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2016	2015	2016	2015
Operating revenues	$119,206	$116,307	$513,348	$699,737
Less:
Gas purchases	51,337	45,190	182,846	323,320
Energy and other taxes	6,112	5,754	26,266	39,207
Regulatory rider expense	6,360	8,516	37,203	72,671
Utility gross margin	$55,397	$56,847	$267,033	$264,539

Utility gross margin consists of three components:

•
utility firm gross margin generated from only the delivery component of either a sales tariff or a transportation tariff from residential and commercial customers who receive natural gas service from NJNG;

•	BGSS incentive programs, where revenues generated or savings achieved from BPU-approved off-system sales, capacity release, FRM or storage incentive programs are shared between customers and NJNG; and

•	utility gross margin generated from off-tariff customers, as well as interruptible customers.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2016		2015		2016		2015
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$31,742	6.1	$30,787	5.3	$165,491	34.3	$160,540	43.1
Commercial, industrial and other	8,522	1.3	8,476	1.1	40,039	6.7	40,539	9.0
Firm transportation	10,573	2.8	10,453	2.4	46,104	12.4	46,985	14.4
Total utility firm gross margin/throughput	50,837	10.2	49,716	8.8	251,634	53.4	248,064	66.5
BGSS incentive programs	3,433	50.6	5,810	55.7	11,716	162.3	13,080	164.8
Interruptible/off-tariff agreements	1,127	14.0	1,321	14.0	3,683	42.5	3,395	28.4
Total utility gross margin/throughput	$55,397	74.8	$56,847	78.5	$267,033	258.2	$264,539	259.7

Utility Firm Gross Margin

The factors contributing to the increases in utility firm gross margin are as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2016 v. 2015	2016 v. 2015
Customer growth	$937	$2,792
SAVEGREEN	184	778
Total increase	$1,121	$3,570

NJNG's total customers include the following:

	June 30, 2016	June 30, 2015
Firm customers
Residential	446,081	436,395
Commercial, industrial & other	26,668	26,204
Residential transport	36,796	39,202
Commercial transport	10,245	10,155
Total firm customers	519,790	511,956
Other	59	66
Total customers	519,849	512,022

NJNG added 5,289 and 5,750 new customers and converted 545 and 567 existing customers to natural gas heat and other services during the nine months ended June 30, 2016 and 2015, respectively. This customer growth represents an estimated annual increase of approximately .7 Bcf in sales to firm customers, assuming normal weather and usage, which would contribute approximately $3.9 million annually to utility gross margin. Transfers of residential and commercial customers between firm and firm transport has no net impact on NJNG's total utility firm gross margin because distribution tariff rates are the same for these customer classes.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

BGSS Incentive Programs

The factors contributing to the decreases in utility gross margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2016 v. 2015	2016 v. 2015
Storage	$(1,850)	$(242)
FRM	(10)	(509)
Capacity release	(286)	(492)
Off-system sales	(231)	(121)
Total decrease	$(2,377)	$(1,364)

The decrease during the three and nine months ended June 30, 2016, compared with the three and nine months ended June 30, 2015, was due primarily to decreased margins in the storage incentive program due primarily to timing of storage injections and higher cost at injection point, as well as a decrease in the value of capacity. The FRM Program was terminated effective November 1, 2015.

Operation and Maintenance Expense

A summary and description of the factors contributing to the increases (decreases) in O&M expense is as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2016 v. 2015	2016 v. 2015
Shared corporate costs	$1,635	$3,460
Donations	—	446
Compensation and benefits	35	277
Bad debt	(162)	(1,017)
Consulting	205	(202)
Other	576	217
Total increase	$2,289	$3,181

The increase in O&M expense during the three months ended June 30, 2016, compared with the three months ended June 30, 2015, was due primarily to increased shared corporate costs resulting primarily from increased head count, as well as increased temporary staffing and consulting services.

The increase in O&M expense during the nine months ended June 30, 2016, compared with the nine months ended June 30, 2015, was due primarily to:

•	shared corporate costs resulting primarily from increased head count, as well as increased temporary staffing and consulting services;

•
increased compensation costs due primarily to increased head count, partially offset by reduced pension expense due to an increase in the expected return on assets in the pension plan related to the $30 million discretionary contribution made in November 2015; partially offset by

•	lower bad debt expense due primarily to a decrease in write-offs of customer receivables; and

•	lower consulting costs due primarily to reduced tax audit expenses.

Depreciation Expense

Depreciation expense increased $1.5 million and $3.1 million during the three and nine months ended June 30, 2016, respectively, compared with the three and nine months ended June 30, 2015, as a result of additional utility plant being placed into service.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Income

Operating income decreased $5.2 million during the three months ended June 30, 2016, compared with the three months ended June 30, 2015, due primarily to the increases in O&M and depreciation, as well as the decrease in utility gross margin of $1.5 million as discussed above.

Operating income decreased $3.9 million during the nine months ended June 30, 2016, compared with the nine months ended June 30, 2015, due primarily to the increases in O&M and depreciation, partially offset by the increase in total utility gross margin of $2.5 million as previously discussed.

Net Income

Net income decreased $3.6 million, or 49.7 percent, during the three months ended June 30, 2016, compared with the three months ended June 30, 2015, and decreased $458,000, or 1 percent, during the nine months ended June 30, 2016, compared with the nine months ended June 30, 2015. The decreases were due primarily to the following:

•	a decrease in operating income as discussed above; and

•	an increase in interest expense associated with higher long-term debt outstanding; partially offset by

•
a decrease in the income tax provision due primarily to the decrease in pre-tax income, increased tax benefits related to AFUDC, and an increased cost of retiring assets placed in service before 1981; and

•	an increase in other income related to AFUDC interest earned on infrastructure projects.

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

In conjunction with the active management of these contracts, NJRES generates financial margin by identifying market opportunities and simultaneously entering into natural gas purchase/sale, storage or transportation contracts and financial derivative contracts. In cases where storage is utilized to fulfill these contracts, these forecast sales and/or purchases are economically hedged through the use of financial derivative contracts. The financial derivative contracts consist primarily of exchange-traded futures, options, and swap contracts, and are frequently used to lock in anticipated transactional cash flows and to help manage volatility in natural gas market prices. Generally, when its storage and transportation contracts are exposed to periods of increased market volatility, NJRES is able to implement strategies that allow them to capture margin by improving the respective time or geographic spreads on a forward basis.

NJRES accounts for its physical commodity contracts and its financial derivative instruments at fair value on the Unaudited Condensed Consolidated Balance Sheets. Changes in the fair value of physical commodity contracts and financial derivative instruments are included in earnings as a component of operating revenue and/or gas purchases, and gas purchases, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Volatility in reported net income at NJRES can occur over periods of time due to changes in the fair value of derivatives as well as timing differences related to certain transactions. Unrealized gains and losses can fluctuate as a result of changes in the price of natural gas, SRECs and foreign currency from the original transaction price compared with the market price of natural gas at each reporting date. Volatility in earnings can also occur as a

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

result of timing differences between the settlement of financial derivatives and the sale of the underlying physical commodity. For example, when a financial instrument settles and the physical natural gas is injected into inventory, the realized gains and losses associated with the financial instrument are recognized in earnings. However, the gains and losses associated with the physical natural gas are not recognized in earnings until the natural gas inventory is withdrawn, at which time NJRES realizes the entire margin on the transaction.

Operating Results

NJRES' financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2016	2015	2016	2015
Operating revenues	$250,307	$321,775	$848,958	$1,607,667
Gas purchases (including demand charges (1)(2))	289,703	343,883	843,936	1,483,325
Gross margin	(39,396)	(22,108)	5,022	124,342
Operation and maintenance	5,232	4,104	13,163	13,435
Depreciation and amortization	23	23	69	68
Other taxes	253	203	706	1,060
Operating (loss) income	(44,904)	(26,438)	(8,916)	109,779
Other income	16	250	88	264
Interest expense, net	263	209	639	1,010
Income tax (benefit) provision	(16,678)	(9,958)	(3,968)	39,842
Net (loss) income	$(28,473)	$(16,439)	$(5,499)	$69,191

(1)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to ten years.

(2)
Includes related party transactions of approximately $1.2 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively, and $13.5 million and $5.7 million for the nine months ended June 30, 2016 and 2015, respectively, a portion of which are eliminated in consolidation.

NJRES' portfolio of financial derivative instruments are composed of:

	Nine Months Ended
	June 30,
(in Bcf)	2016	2015
Net short futures contracts	97.6	57.4
Net long options	5.7	1.2

Operating Revenues and Gas Purchases

Operating revenues decreased $71.5 million and gas purchases decreased $54.2 million during the three months ended June 30, 2016, compared with the three months ended June 30, 2015, due primarily to an approximate 26.1 percent decrease in average gas prices as well as a 4.2 percent decrease in sales volumes. Operating revenues decreased $758.7 million and gas purchases decreased $639.4 million during the nine months ended June 30, 2016, compared with the nine months ended June 30, 2015, due primarily to an approximate 34.6 percent decrease in average gas prices as well as a 16.5 percent decrease in sales volumes. The price decreases were due primarily to warmer temperatures across the eastern United States, during the three and nine months ended June 30, 2016, compared with the three and nine months ended June 30, 2015. Future results at NJRES are contingent upon natural market price volatility driven by variations in both the supply and demand balances caused by weather. As a result, variations in weather patterns in the key market areas served may affect earnings during the fiscal year. Changes in market fundamentals such as an increase in supply and decrease in demand due to milder temperatures, and reduced volatility can negatively impact NJRES' earnings. See Item 2. Management's Discussion and Analysis - Natural Gas Distribution Segment for Tetco M-3 Daily Prices, which illustrates the daily natural gas prices in the Northeast market region.

Gross Margin

Gross margin was lower by approximately $17.3 million during the three months ended June 30, 2016, compared with the three months ended June 30, 2015, due primarily to an increase of $55.7 million in unrealized losses on derivative instruments, partially offset by an increase of $27.8 million related to changes in the value of natural gas in storage. Gross margin was lower

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

by approximately $119.3 million, during the nine months ended June 30, 2016, compared with the nine months ended June 30, 2015, due primarily to a decrease of $79.5 million in unrealized gains on derivative instruments and a decrease of $7.1 million related to changes in the value of natural gas in storage.

Operation and Maintenance Expense

O&M expense increased $1.1 million during the three months ended June 30, 2016, compared with the three months ended June 30, 2015, due primarily to increased incentive compensation and increased headcount. O&M expense remained relatively flat during the nine months ended June 30, 2016, respectively, compared with the nine months ended June 30, 2015.

Net (Loss) Income

Net (loss) increased $12 million during the three months ended June 30, 2016, compared with the three months ended June 30, 2015. Net (loss) was $5.5 million during the nine months ended June 30, 2016, compared with net income of $69.2 million during the nine months ended June 30, 2015. The decreases were due primarily to lower gross margin, partially offset by related decrease in income tax expense.

Non-GAAP Financial Measures

Management uses financial margin and NFE, non-GAAP financial measures, when evaluating the operating results of NJRES. Financial margin and NFE are measures of margin and earnings based on eliminating timing differences associated with certain derivative instruments, as discussed above. Management views these measures as representative of the overall expected economic result and uses these measures to compare NJRES' results against established benchmarks and earnings targets as these measures eliminate the impact of volatility on GAAP earnings as a result of timing differences associated with the settlement of derivative instruments. To the extent that there are unanticipated impacts from price and volume changes in the markets related to the effectiveness of economic hedges, NJRES' actual non-GAAP results can differ from the results anticipated at the outset of the transaction. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

When NJRES reconciles the most directly comparable GAAP measure to both financial margin and NFE, the current period unrealized gains and losses on the derivatives are excluded as a reconciling item. Financial margin and NFE also exclude the effects of economic hedging of the value of our natural gas in storage and, therefore, only include realized gains and losses related to natural gas withdrawn from storage, effectively matching the full earnings effects of the derivatives with realized margins on the related physical gas flows.

Financial Margin

The following table is a computation of NJRES' financial margin:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2016	2015	2016	2015
Operating revenues	$250,307	$321,775	$848,958	$1,607,667
Less: Gas purchases	289,703	343,883	843,936	1,483,325
Add:
Unrealized loss (gain) on derivative instruments and related transactions (1)	56,513	793	60,558	(18,988)
Effects of economic hedging related to natural gas inventory (2)	(11,380)	16,464	(8,621)	(15,751)
Financial margin	$5,737	$(4,851)	$56,959	$89,603

(1)
Includes unrealized (gains) related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $(638,000) and $252,000 for the three months ended June 30, 2016, and 2015, respectively, and $(2.6) million and $(13,000) for the nine months ended June 30, 2016 and 2015, respectively.

(2)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of operating income, the closest GAAP financial measure, to NJRES' financial margin is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2016	2015	2016	2015
Operating (loss) income	$(44,904)	$(26,438)	$(8,916)	$109,779
Add:
Operation and maintenance	5,232	4,104	13,163	13,435
Depreciation and amortization	23	23	69	68
Other taxes	253	203	706	1,060
Subtotal - Gross margin	(39,396)	(22,108)	5,022	124,342
Add:
Unrealized loss (gain) on derivative instruments and related transactions	56,513	793	60,558	(18,988)
Effects of economic hedging related to natural gas inventory	(11,380)	16,464	(8,621)	(15,751)
Financial margin	$5,737	$(4,851)	$56,959	$89,603

Financial margin increased $10.6 million during the three months ended June 30, 2016, compared with the three months ended June 30, 2015, due primarily to higher levels of storage injections on natural gas purchases. Financial margin decreased $32.6 million during the nine months ended June 30, 2016, compared with the nine months ended June 30, 2015, due primarily to lower volatility and narrower price spreads resulting from the warmer temperatures as previously discussed.

Net Financial Earnings

A reconciliation of NJRES' net (loss) income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2016	2015	2016	2015
Net (loss) income	$(28,473)	$(16,439)	$(5,499)	$69,191
Add:
Unrealized loss (gain) on derivative instruments and related transactions	56,513	793	60,558	(18,988)
Tax effect (1)	(20,514)	(151)	(21,982)	7,122
Effects of economic hedging related to natural gas inventory	(11,380)	16,464	(8,621)	(15,751)
Tax effect	4,130	(5,937)	3,129	5,908
Net financial earnings (loss)	$276	$(5,270)	$27,585	$47,482

(1)
Includes taxes related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $232,000 and $(143,000) for the three months ended June 30, 2016, and 2015, respectively, and $961,000 and $10,000 for the nine months ended June 30, 2016 and 2015, respectively.

NFE increased $5.5 million during the three months ended June 30, 2016, compared with the three months ended June 30, 2015, due primarily to higher financial margin, partially offset by higher O&M and higher taxes, as previously discussed.

NFE decreased $19.9 million during the nine months ended June 30, 2016, compared with the nine months ended June 30, 2015, due primarily to lower financial margin, partially offset by lower taxes and O&M, as previously discussed.

Future results are subject to NJRES' ability to expand its wholesale sales and service activities and are contingent upon many other factors, including an adequate number of appropriate and credit qualified counterparties in an active and liquid natural marketplace, volatility in the natural gas market due to weather or other fundamental market factors impacting supply and/or demand, transportation, storage and/or other market arbitrage opportunities, sufficient liquidity in the overall energy trading market, and continued access to liquidity in the capital markets.

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

Solar

Solar projects placed in service and related ITC eligible expenditures are as follows:

	Three Months Ended
	June 30,
($ in Thousands)	2016			2015
Placed in service	Projects	MW	Costs(1)	Projects	MW	Costs(1)
Grid-connected	3	10.9	$26,378	1	3.9	$9,336
Net-metered:
Commercial	—	—	—	1	0.4	1,367
Residential	323	3.0	8,680	196	1.9	6,936
Total placed in service	326	13.9	$35,058	198	6.2	$17,639

(1)	Represents the portion of capital expenditures eligible for ITCs.

	Nine Months Ended
	June 30,
($ in Thousands)	2016			2015
Placed in service	Projects	MW	Costs(1)	Projects	MW	Costs(1)
Grid-connected	3	10.9	$26,222	3	20.1	$50,963
Net-metered:
Commercial	—	—	3	1	0.4	1,367
Residential	614	5.5	16,025	468	4.5	14,570
Total placed in service	617	16.4	$42,250	472	25.0	$66,900

(1)	Represents the portion of capital expenditures eligible for ITCs.

Since its inception, Clean Energy Ventures has placed a total of 134.1 MW of solar capacity into service and as of June 30, 2016, had 13 MW under construction. We estimate total solar-related capital expenditures for projects to be placed in service during fiscal 2016 to be between $72 million and $99 million.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

SREC activity consisted of the following:

	Nine Months Ended
	June 30,
	2016	2015
Beginning balance as of October 1,	33,203	29,970
SRECs generated	100,998	79,910
SRECs delivered	(76,369)	(65,583)
Ending balance as of June 30,	57,832	44,297

NJRCEV hedges a portion of its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of SREC inventory and projected SREC production related to its in-service commercial and residential assets:

Fiscal Year	Percent of SRECs Hedged
2016	98%
2017	94%
2018	79%

Onshore Wind

Clean Energy Ventures invests in small to mid-size onshore wind projects that fit its investment profile, including the following as of June 30, 2016:

•	a $20.3 million, 9.7 MW project in Two Dot, Montana that was completed in June 2014;

•	a $42.1 million, 20 MW project in Carroll County, Iowa that was completed in January 2015;

•	an $84.9 million, 50.7 MW project in Rush County, Kansas that was completed in December 2015; and

•	an $84 million, 39.9 MW project in Somerset County, Pennsylvania that is currently under construction and is expected to be completed in the first quarter of fiscal 2017.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

The financial results of NJRCEV are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2016	2015	2016	2015
Operating revenues	$12,703	$7,861	$28,159	$18,164
Operation and maintenance	4,665	3,863	13,297	10,814
Depreciation and amortization	6,070	4,504	17,056	12,392
Other taxes	234	203	690	535
Operating income (loss)	1,734	(709)	(2,884)	(5,577)
Other income (expense), net	596	56	1,145	(1,514)
Interest expense, net	2,666	2,078	7,271	5,556
Income tax (benefit)	(2,784)	(423)	(28,433)	(29,186)
Net income (loss)	$2,448	$(2,308)	$19,423	$16,539

Operating Revenues

Operating revenues consist of the following:
The average SREC sales price was $208 and $171 during the three months ended June 30, 2016, and 2015, respectively, and $210 and $172 during the nine months ended June 30, 2016, and 2015, respectively.

There are no direct costs associated with the production of SRECs/RECs by our solar and wind assets. All related costs are included as a component of O&M expenses on the Unaudited Condensed Consolidated Statements of Operations, including such expenses as facility maintenance and various fees.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operation and Maintenance Expense

O&M expense increased $802,000 and $2.5 million during the three and nine months ended June 30, 2016, respectively, compared with the three and nine months ended June 30, 2015, due primarily to additional maintenance and lease costs associated with wind and solar projects placed in service and higher shared services costs due primarily to increased compensation costs.

Depreciation Expense

Depreciation expense increased $1.6 million and $4.7 million during the three and nine months ended June 30, 2016, respectively, compared with the three and nine months ended June 30, 2015, as a result of increases in solar and wind capital additions.

Income Tax (Benefit)

Our effective tax rate is significantly impacted by the amount of tax credits forecast to be earned during the fiscal year. GAAP requires us to estimate our annual effective tax rate and use this rate to calculate its year-to-date tax provision. Based on NJRCEV’s forecast of solar projects to be completed and wind production during the fiscal year, our estimated annual effective tax rate for fiscal 2016 is 10.3 percent and $2.6 million and $24.5 million related to tax credits, net of deferred taxes, were recognized during the three and nine months ended June 30, 2016, respectively. The annual effective tax rate as of June 30, 2015, was 24.3 percent and $(700,000) and $24 million related to tax credits, net of deferred taxes, were recognized during the three and nine months ended June 30, 2015, respectively.

Net Income

Net income increased $4.8 million during the three months ended June 30, 2016, compared with the three months ended June 30, 2015, due primarily to:

•	an increase in operating revenues as described above;

•	an increase in tax benefits recognized due primarily to a lower estimated annual effective tax rate, as well as lower quarterly consolidated income; partially offset by

•	increased costs related to depreciation and O&M as discussed above; and

•	an increase in interest expense due to higher debt associated with capital expenditures.

Net income increased $2.9 million, during the nine months ended June 30, 2016, compared with the nine months ended June 30, 2015, due primarily to:

•	an increase in operating revenues as described above; partially offset by

•	increased costs related to depreciation and O&M as discussed above; and

•	an increase in interest expense due to higher debt associated with capital expenditures.

Non-GAAP Financial Measures

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating the operating results of Clean Energy Ventures. GAAP requires us, during the interim periods, to estimate our annual effective tax rate and use this rate to calculate the year-to-date tax provision. We also determine an annual estimated effective tax rate for NFE purposes and calculate a quarterly tax adjustment based on the differences between our forecasted net income and our forecasted NFE for the fiscal year. This adjustment is applied to NJRCEV, as such adjustment is primarily related to tax credits generated by NJRCEV. Since this adjustment is made to reflect the forecasted tax rate, no adjustment is needed at year end.

Accordingly, for NFE purposes, the annual estimated effective tax rate for fiscal 2016 is 16.6 percent and $8.2 million and $32.7 million of tax credits, net of deferred taxes, were recognized during the three and nine months ended June 30, 2016, respectively. During the three and nine months ended June 30, 2015, the annual estimated effective tax rate for fiscal 2015 was 21.1 percent and $(2.2) million and $25.7 million of tax credits, net of deferred taxes, were recognized during the three and nine months ended June 30, 2015, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Since the annual estimated effective tax rate is based on certain forecasted assumptions, including estimates surrounding completion of projects, the rate and resulting NFE are subject to change. The details of such tax adjustments can be found in the table below. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure.

A reconciliation of NJRCEV's net income, the most directly comparable GAAP financial measure to NFE is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2016	2015	2016	2015
Net income (loss)	$2,448	$(2,308)	$19,423	$16,539
Add:
Net income to NFE tax adjustment	(8)	(1,484)	2,475	1,687
Net financial earnings (loss)	$2,440	$(3,792)	$21,898	$18,226

Midstream Segment

Overview

Our Midstream segment invests in natural gas assets, such as natural gas transportation and storage facilities. We believe that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide a growth opportunity for us. To that end, we have a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates and a 20 percent ownership interest in PennEast, a natural gas pipeline, which we estimate will be completed and operational during the last quarter of fiscal 2018 or the first quarter of fiscal 2019. As of June 30, 2016, our net investments in Steckman Ridge and PennEast were $123.6 million and $15.4 million, respectively.

During fiscal 2015, NJR Midstream Holdings Corporation, through its subsidiary, NJNR Pipeline Company, also held a 5.53 percent ownership interest in Iroquois. On September 29, 2015, NJNR Pipeline Company exchanged its ownership interest in Iroquois with Dominion Midstream Partners, L.P. for 1.84 million DM Common Units.

Operating Results

The financial results of Midstream are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2016	2015	2016	2015
Equity in earnings of affiliates	$3,359	$4,266	$10,412	$12,622
Operation and maintenance	$238	$153	$847	$486
Other income	$807	$246	$2,282	$727
Interest expense, net	$56	$163	$228	$623
Income tax provision	$1,501	$1,738	$4,671	$5,048
Net income	$2,338	$2,487	$6,910	$7,211

Equity in earnings, which is driven primarily by storage revenues generated by Steckman Ridge and transportation revenues generated by Iroquois, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2016	2015	2016	2015
Steckman Ridge	$3,416	$3,188	$10,485	$8,681
Iroquois(1)	—	1,078	—	3,941
PennEast	(57)	—	(73)	—
Total equity in earnings	$3,359	$4,266	$10,412	$12,622

(1)	Transportation revenues generated by Iroquois ended September 29, 2015.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Equity in earnings of affiliates decreased $907,000 and $2.2 million during the three and nine months ended June 30, 2016, respectively, compared with the three and nine months ended June 30, 2015, due primarily to the exchange of our ownership interest in Iroquois during the fourth quarter of fiscal 2015, partially offset by increases in storage service revenue and demand for hub services at Steckman Ridge.

Other income increased $561,000 and $1.6 million for the three and nine months ended June 30, 2016, respectively, compared with the three and nine months ended June 30, 2015, due to dividend income from the DM Common Units.

Home Services and Other Operations

Overview

The financial results of Home Services and Other consist primarily of the operating results of NJRHS, CR&R, and NJR Energy. NJRHS provides service, sales and installation of appliances to approximately 114,000 service contract customers and has been focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its building and undeveloped land. NJR Energy invests in other energy-related ventures. Home Services and Other also includes organizational expenses incurred at NJR.

Operating Results

The consolidated financial results of Home Services and Other are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2016	2015	2016	2015
Operating revenues	$14,408	$14,592	$31,912	$32,190
Operation and maintenance	$9,348	$10,632	$29,124	$29,627
Energy and other taxes	$991	$1,041	$2,901	$2,977
Income tax provision (benefit)	$1,556	$720	$(1,055)	$(704)
Net income (loss)	$2,418	$1,909	$662	$(42)

Operating revenue remained relatively flat during the three and nine months ended June 30, 2016, compared with the three and nine months ended June 30, 2015.

O&M expense decreased $1.3 million and $503,000 three and nine months ended June 30, 2016, respectively, compared with the three and nine months ended June 30, 2015, due primarily to an increase in costs allocated out from NJR to its subsidiaries.

The income tax provision increased $836,000 during the three months ended June 30, 2016, compared with the three months ended June 30, 2015, and the income tax benefit increased $351,000 during the nine months ended June 30, 2016, compared with the nine months ended June 30, 2015, due primarily to an overall decrease in the pre-tax loss related to the decrease in O&M as previously discussed. The change during the nine months ended June 30, 2016, compared with the nine months ended June 30, 2015, also included an excess tax benefit of $908,000 related to vested stock compensation.

Net income increased $509,000 and $704,000 during the three and nine months ended June 30, 2016, respectively, compared with the three and nine months ended June 30, 2015, due primarily to the decrease in O&M and the excess tax benefit as discussed above.

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Our consolidated capital structure was as follows:

	June 30, 2016	September 30, 2015
Common stock equity	49%	54%
Long-term debt	40	42
Short-term debt	11	4
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. On December 14, 2015, we registered an additional 5 million shares of our common stock for issuance under the DRP. We raised $12.2 million and $13.1 million of equity through the DRP, by issuing approximately 368,000 and 457,000 shares of treasury stock, during the nine months ended June 30, 2016 and 2015, respectively. We also raised approximately $19.8 million of equity by issuing approximately 688,000 new shares through the waiver discount feature of the DRP during the nine months ended June 30, 2015. We issued no new shares through the waiver discount feature of the DRP during the nine months ended June 30, 2016.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program. As of June 30, 2016, we have repurchased a total of approximately 16.9 million of those shares and may repurchase an additional 2.6 million shares under the approved program. There were 34,700 and 108,400 shares repurchased during the nine months ended June 30, 2016 and 2015, respectively.

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

We believe that as of June 30, 2016, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of June 30, 2016, NJR had a revolving credit facility totaling $425 million, as described below, with $169 million available under the facility.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of June 30, 2016, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $249.3 million.

Due to the seasonal nature of natural gas prices and demand and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in November and December.

Short-term borrowings were as follows:

	Three Months Ended	Nine Months Ended
(Thousands)	June 30, 2016
NJR
Notes Payable to banks:
Balance at end of period	$244,625	$244,625
Weighted average interest rate at end of period	1.36%	1.36%
Average balance for the period	$181,169	$134,979
Weighted average interest rate for average balance	1.37%	1.29%
Month end maximum for the period	$244,625	$244,625
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Average balance for the period	$28,884	$56,251
Weighted average interest rate for average balance	.45%	.37%
Month end maximum for the period	$35,000	$96,000

NJR

As noted above, based on its average borrowings during the nine months ended June 30, 2016, NJR's average interest rate was 1.29 percent, resulting in interest expense of $1.3 million.

As of June 30, 2016, NJR had six letters of credit outstanding totaling $11.4 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

NJR's $100 million uncommitted Line of Credit Agreement with Santander Bank, N.A. expired on October 24, 2015, and was not renewed.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

As noted above, NJNG's weighted average interest rate on outstanding commercial paper was .37 percent during the nine months ended June 30, 2016, resulting in interest expense of $152,100.

As of June 30, 2016, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

Long-Term Debt

NJR

NJR has outstanding $50 million of 6.05 percent senior unsecured notes due September 2017, $25 million of 2.51 percent senior notes due September 2018, $50 million of 3.25 percent senior notes due September 2022 and $100 million of 3.48 percent senior notes due November 2024, which were issued under private placement debt shelf facilities. NJR has an unsecured, uncommitted $100 million private placement shelf note agreement that expires September 26, 2016. As of June 30, 2016, $100 million remains available for borrowing on that shelf facility.

On March 22, 2016, NJR entered into a Note Purchase Agreement, under which we agreed to issue, on August 18, 2016, $50 million of the Company’s 3.2 percent senior notes due August 18, 2023, and $100 million of the Company’s 3.54 percent senior notes due August 18, 2026. The notes will be guaranteed by certain unregulated subsidiaries of the Company. The notes will be unsecured. The proceeds of the notes will be used for general corporate purposes, including working capital and capital expenditures.

Neither NJNG nor its assets are obligated or pledged to support NJR's long-term debt.

NJNG

As of June 30, 2016, NJNG's long-term debt consisted of $610.8 million in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2018 to 2046, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $35 million in capital leases with various maturities ranging from 2017 to 2022.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On June 21, 2016, NJNG entered into a Note Purchase Agreement, under which NJNG has agreed to issue $125 million of its 3.63 percent senior notes due June 21, 2046. The notes are secured by an equal principal amount of NJNG's FMB (series UU)issued under NJNG's Mortgage Indenture. The proceeds of the notes will be used for general corporate purposes, including, but not limited to, refinancing or retiring short-term debt and funding capital expenditures. The notes are subject to required prepayments upon the occurrence of certain events and NJNG may prepay all or any part of, the notes, in amounts not less than $1 million in aggregate principal amount of the notes then outstanding at 100 percent of the aggregate principal amount, plus accrued interest and a make-whole amount, if applicable.

NJR is not obligated directly or contingently with respect to the NJNG notes or the FMB.

Long-Term Debt Covenants and Default Provisions

The NJR and NJNG long-term debt instruments contain customary representations and warranties for transactions of their type. They also contain customary events of default and certain covenants that will limit NJR or NJNG's ability beyond agreed upon thresholds to, among other things:

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

Upon the occurrence and continuance of such an Event of Default, the Mortgage Indenture, subject to any provisions of law applicable thereto, provides that the Trustee may take possession and conduct the business of NJNG, may sell the trust estate, or proceed to foreclose the lien of the Mortgage Indenture. The interest rate on defaulted principal and interest, to the extent permitted by law, on the FMB issued under the Mortgage Indenture is the rate stated in the applicable supplement or, if no such rate is stated, six percent per annum.

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

Contractual Obligations

NJNG's total capital expenditures are projected to be $203.4 million and $318.2 million, in fiscal 2016 and 2017, respectively. Total capital expenditures spent or accrued during the nine months ended June 30, 2016 were $133.4 million.

NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt.

As of June 30, 2016, NJNG's future MGP expenditures are estimated to be $175.3 million. For a more detailed description of MGP see Note 12. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJRCEV's expenditures include distributed power projects that support our goal to promote clean energy. Accordingly, NJRCEV enters into agreements to install solar equipment involving both residential and commercial projects. During the nine months ended June 30, 2016, capital expenditures spent related to the purchase and installation of solar equipment were $61 million. An additional $27.3 million has been committed or accrued for solar projects to be placed into service during fiscal 2016 and beyond. We estimate solar-related capital expenditures placed in service in fiscal 2016 will be between $72 million and $99 million.

During the first quarter of fiscal 2016, NJRCEV commenced construction of an $84 million, 39.9 MW onshore wind project in Somerset County, Pennsylvania which is expected to be completed in the first quarter of fiscal 2017.

As of June 30, 2016, a total of $54.7 million has been spent and an additional $61.8 million has been committed or accrued for wind projects. In fiscal 2016, NJRCEV estimates that its wind-related capital expenditures will range between $75 million and $100 million.

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

Off-Balance-Sheet Arrangements

Our off-balance-sheet arrangements consist of guarantees covering approximately $294.3 million of natural gas purchases, SREC sales and demand fee commitments and outstanding letters of credit totaling $12.1 million, as noted above.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Cash Flow

Operating Activities

Cash flows from operating activities during the nine months ended June 30, 2016, totaled $96.6 million compared with $382.7 million during the nine months ended June 30, 2015. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The decrease of $286.1 million in operating cash flows during the nine months ended June 30, 2016, compared with the nine months ended June 30, 2015, was impacted by:

•	lower commodity prices, as well as decrease in market volatility, which resulted in a reduction in sales volumes and contributed to a decrease in profitability and working capital at NJRES;

•	lower usage at NJNG related to warmer winter weather, coupled with bill credits of $61.6 million issued to NJNG's customers during fiscal 2016 for overrecovered gas costs; and

•	a discretionary contribution of $30 million to our pension plan during fiscal 2016.

Investing Activities

Cash flows used in investing activities totaled $255.3 million during nine months ended June 30, 2016, compared with $228.9 million during the nine months ended June 30, 2015. The increase of $26.4 million was due primarily to an increase in utility plant expenditures of $17.4 million and an increase in capital expenditures at NJRCEV of $4.1 million related primarily to solar projects. NJR also contributed an additional $6.4 million for its investment in PennEast during nine months ended June 30, 2016.

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

Cash flows used in financing activities totaled $248.6 million during the nine months ended June 30, 2016, compared with $85.8 million during the nine months ended June 30, 2015. The increase of $334.4 million is due primarily to increased short-term borrowings at NJR. This was partially offset by the issuance of $100 million in long-term debt for NJR during the nine months

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

ended June 30, 2015, along with a decrease of $25 million in long-term debt at NJNG, which issued $125 million during the nine months ended June 30, 2016, compared with $150 million during the nine months ended June 30, 2015. There was also a decrease in proceeds from the issuance of common stock when compared with the nine months ended June 30, 2015, during which 688,000 new shares were issued through the waiver discount feature of the DRP.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2015 to June 30, 2016:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2015	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2016
NJNG	$(10,881)	$(7,041)	$(13,577)	$(4,345)
NJRES	24,575	30,154	89,156	(34,427)
Total	$13,694	$23,113	$75,579	$(38,772)

There were no changes in methods of valuations during the nine months ended June 30, 2016.

The following is a summary of fair market value of financial derivatives at June 30, 2016, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2016	2017	2018 - 2020	After 2020	Total Fair Value
Price based on NYMEX/CME	$355	$(21,937)	$74	$—	$(21,508)
Price based on ICE	(8)	(17,173)	(83)	—	(17,264)
Total	$347	$(39,110)	$(9)	$—	$(38,772)

The following is a summary of financial derivatives by type as of June 30, 2016:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
NJNG	Futures	14.6	$1.89 - $3.16	$(4,345)
NJRES	Futures	(97.6)	$1.72 - $4.45	(34,867)
	Options	5.7	$0.02 - $0.24	440
Total				$(38,772)

(1)	Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2015 to June 30, 2016:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2015	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2016
NJNG - Prices based on other external data	$—	(7,559)	(7,382)	$(177)
NJRES - Prices based on other external data	(2,709)	(14,895)	(16,114)	(1,490)
Total	$(2,709)	(22,454)	(23,496)	$(1,667)

The following table reflects the changes in the fair market value of interest rate contracts from September 30, 2015 to June 30, 2016:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2015	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2016
NJNG - Prices based on other external data	$(4,228)	(18,404)	—	$(22,632)

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Our market price risk is predominately related to changes in the price of natural gas at Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and fixed price swaps is derived from this location, the price sensitivity analysis has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in Henry Hub natural gas futures contract prices, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed swap positions by approximately $21.7 million. This analysis does not include potential changes to reported credit adjustments embedded in the $(36.1) million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(10,856)	$(21,711)	$(32,567)	$(43,422)
Ending derivative fair value	$(36,077)	$(46,933)	$(57,788)	$(68,644)	$(79,499)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$10,856	$21,711	$32,567	$43,422
Ending derivative fair value	$(36,077)	$(25,221)	$(14,366)	$(3,510)	$7,345

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of June 30, 2016. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES' & NJRCEV's counterparty credit exposure as of June 30, 2016, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$88,381	$68,823
Noninvestment grade	10,944	417
Internally rated investment grade	9,401	5,427
Internally rated noninvestment grade	5,900	292
Total	$114,626	$74,959

NJNG's counterparty credit exposure as of June 30, 2016, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$3,222	$2,886
Noninvestment grade	1,646	87
Internally rated investment grade	32	—
Internally rated noninvestment grade	17,371	10,302
Total	$22,271	$13,275

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended September 30, 2015, and is set forth in Part I, Item 1, Note 12. Commitment and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter ended June 30, 2016, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended June 30, 2016:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
4/01/16 - 4/30/16	—	$—	—	2,627,953
5/01/16 - 5/31/16	—	$—	—	2,627,953
6/01/16 - 6/30/16	—	$—	—	2,627,953
Total	—	$—	—	2,627,953

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of June 30, 2016, included 19.5 million shares of common stock for repurchase, of which, approximately 2.6 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

4.1
$125,000,000 Note Purchase Agreement, dated as of June 21, 2016, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 22, 2016)

4.2
Second Supplemental Indenture, dated as of June 1, 2016, by and between New Jersey Natural Gas Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on June 22, 2016)

10.1+	Form of Amendment of Deferred Stock Retention Award Agreement

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended March 31, 2016, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	August 3, 2016
By:/s/ Patrick Migliaccio
Patrick Migliaccio
Senior Vice President and
Chief Financial Officer