Form 10-K
period 2016-09-30
NEW JERSEY RESOURCES CORP
filed 2016-11-22
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016
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
Yes: ☐            No: ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates was $3,076,176,850 based on the closing price of $36.43 per share on March 31, 2016, as reported on the New York Stock Exchange.

The number of shares outstanding of $2.50 par value Common Stock as of November 18, 2016 was 86,102,514.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareowners (Proxy Statement) to be held on January 25, 2017, are incorporated by reference into Part I and Part III of this report.

New Jersey Resources Corporation

TABLE OF CONTENTS

i

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CAA	Consolidated Appropriations Act
CIP	Conservation Incentive Program
CME	Chicago Mercantile Exchange
CR&R	Commercial Realty & Resources Corp.
CWIP	Construction Work In Progress
Degree-Day	The measure of the variation in the weather based on the extent to which the average daily temperature falls below 65 degrees Fahrenheit
DM	Dominion Midstream Partners, L.P., a master limited partnership
DM Common Units	Common units representing limited partnership interests in DM
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
Dths	Dekatherms
EDA	New Jersey Economic Development Authority
EDA Bonds	Collectively, Series 2011A, Series 2011B and Series 2011C Bonds issued to NJNG by the EDA
EDECA	Electric Discount and Energy Competition Act
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Financial Margin
A non-GAAP financial measure, which represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes any accounting impact from the change in the fair value of certain derivative instruments

FMB	First Mortgage Bonds
FRM	Financial Risk Management
GAAP	Generally Accepted Accounting Principles of the United States
HCCTR	Health Care Cost Trend Rate
Home Services and Other	Home Services and Other Operations (formerly Retail and Other Operations)
ICE	Intercontinental Exchange
Iroquois	Iroquois Gas Transmission L.P.
IRS	Internal Revenue Service
ISDA	The International Swaps and Derivatives Association
ITC	Investment Tax Credit
LIBOR	London Inter-Bank Offered Rate
LNG	Liquefied Natural Gas
Loan Agreement	Loan Agreement between the EDA and NJNG
MetLife	Metropolitan Life Insurance Company
MetLife Facility	NJR’s unsecured, uncommitted $100 million private placement shelf note agreement with MetLife, Inc., which expired in September 2016
MGP	Manufactured Gas Plant
MLP	Master limited partnership
Moody’s	Moody’s Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
NFE	Net Financial Earnings
NGV	Natural Gas Vehicles
NJ RISE	New Jersey Reinvestment in System Enhancement

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

NJCEP	New Jersey’s Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	The $250 million unsecured committed credit facility expiring in May 2019
NJR Credit Facility	NJR’s $425 million unsecured committed credit facility expiring in September 2020
NJR Energy	NJR Energy Corporation
NJR or The Company	New Jersey Resources Corporation
NJRCEV	NJR Clean Energy Ventures Corporation
NJRES	NJR Energy Services Company
NJRHS	NJR Home Services Company
NJRPS	NJR Plumbing Services, Inc.
NJR Retail Holdings	NJR Retail Holdings Corporation
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
O&M	Operation and Maintenance
OCI	Other Comprehensive Income
Old Mortgage Indenture	Indenture of Mortgage and Deed of Trust between NJNG and The Bank of New York Mellon Trust Company, N.A., dated April 1, 1952, as amended
OPEB	Other Postemployment Benefit Plans
PBO	Projected Benefit Obligations
PennEast	PennEast Pipeline Company, LLC
PEP	Pension Equalization Plan
PIM	Pipeline Integrity Management
PPA	Power Purchase Agreement
Prudential	Prudential Investment Management, Inc.
Prudential Facility	NJR’s unsecured, uncommitted private placement shelf note agreement with Prudential
PTC	Production Tax Credit
RA	Remediation Adjustment
REC	Renewable Energy Certificate
S&P	Standard & Poor’s Financial Services, LLC
SAFE	Safety Acceleration and Facility Enhancement
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SAVEGREEN	The SAVEGREEN Project®
Savings Plan	Employees’ Retirement Savings Plan
SBC	Societal Benefits Charge
SEC	Securities and Exchange Commission
SREC	Solar Renewable Energy Certificate
SRL	Southern Reliability Link
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Superstorm Sandy	Post-Tropical Cyclone Sandy
TEFA	Transitional Energy Facilities Assessment
Tetco	Texas Eastern Transmission
The Exchange Act	The Securities Exchange Act of 1934, as amended
Trustee	U.S. Bank National Association
TSR	Total Shareholder Return
U.S.	The United States of America
Union	International Brotherhood of Electrical Workers Local 1820
USF	Universal Service Fund

New Jersey Resources Corporation

TABLE OF CONTENTS

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations, assumptions and beliefs presented in Part I, Item 1. Business and Item 3. Legal Proceedings, and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and in the notes to the financial statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “anticipate,” “estimate,” “may,” “could,” “might,” “intend,” “expect,” “believe,” “will” “plan” or “should” or comparable terminology and are made based upon management’s current expectations, assumptions and beliefs as of this date concerning future developments and their potential effect on us. There can be no assurance that future developments will be in accordance with management’s expectations, assumptions or beliefs, or that the effect of future developments on us will be those anticipated by management.

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, PTCs and SRECs, future rate case proceedings, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2017 and thereafter include many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors, as well as the following:

•	weather and economic conditions;

•	demographic changes in NJR’s service territory and their effect on NJR’s customer growth;

•	volatility of natural gas and other commodity prices and their impact on NJNG customer usage, NJNG’s BGSS incentive programs, NJRES operations and on our risk management efforts;

•	changes in rating agency requirements and/or credit ratings and their effect on availability and cost of capital to our Company;

•	the impact of volatility in the credit markets on our access to capital;

•	the ability to comply with debt covenants;

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

•
the ability to obtain governmental and regulatory approvals, land-use rights, electric grid connection (in the case of clean energy projects) and/or financing for the construction, development and operation of our unregulated energy investments and NJNG’s infrastructure projects in a timely manner;

•	risks associated with the management of our joint ventures and partnerships, and investment in a master limited partnership;

•
risks associated with our investments in clean energy projects, including the availability of regulatory and tax incentives, the availability of viable projects, our eligibility for ITCs and PTCs, the future market for SRECs and electricity prices, and operational risks related to projects in service;

•	timing of qualifying for ITCs and PTCs due to delays or failures to complete planned solar and wind energy projects and the resulting effect on our effective tax rate and earnings;

•
the level and rate at which NJNG’s costs and expenses are incurred and the extent to which they are allowed to be recovered from customers through the regulatory process, including through future base rate case filings;

•	access to adequate supplies of natural gas and dependence on third-party storage and transportation facilities for natural gas supply;

•	operating risks incidental to handling, storing, transporting and providing customers with natural gas;

•	risks related to our employee workforce;

•	the regulatory and pricing policies of federal and state regulatory agencies;

•	the costs of compliance with present and future environmental laws, including potential climate change-related legislation;

•	the impact of a disallowance of recovery of environmental-related expenditures and other regulatory changes;

•	environmental-related and other litigation and other uncertainties;

•	risks related to cyber-attack or failure of information technology systems; and

•	the impact of natural disasters, terrorist activities and other extreme events on our operations and customers.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with the preparation of management’s discussion and analysis of results of operations and financial condition contained in our Quarterly and Annual Reports on Form 10-Q and Form 10-K, respectively, we do not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS

ORGANIZATIONAL STRUCTURE

New Jersey Resources Corporation is a New Jersey corporation formed in 1981 pursuant to a corporate reorganization. The Company is an energy services holding company whose principal business is the distribution of natural gas through a regulated utility, which provides other retail and wholesale energy services to customers and invests in clean energy projects and midstream assets. The Company is an exempt holding company under section 1263 of the Energy Policy Act of 2005. NJR’s subsidiaries and businesses include:

New Jersey Natural Gas Company, a local natural gas distribution company that provides regulated retail natural gas service to approximately 521,200 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets. NJNG is regulated by the BPU and comprises the Company’s Natural Gas Distribution segment.

NJR Clean Energy Ventures Corporation comprises the Company’s Clean Energy Ventures segment and includes the results of operations and assets related to the Company’s unregulated capital investments in clean energy projects, including commercial and residential solar projects and onshore wind investments.

NJR Energy Services Company maintains and transacts around a portfolio of physical assets consisting of natural gas storage and transportation contracts in the U.S. and Canada. NJRES also provides unregulated wholesale energy management services to other energy companies and natural gas producers. NJRES comprises the Company’s Energy Services segment.

NJR Energy Investments Corporation, an unregulated affiliate that consolidates the Company’s unregulated energy-related investments, which includes the following subsidiaries:

•
NJR Midstream Holdings Corporation invests in energy-related ventures through its subsidiaries, NJR Steckman Ridge Storage Company, which holds the Company’s 50 percent combined interest in Steckman Ridge, a natural gas storage facility, NJR Pipeline Company, which holds the Company’s 20 percent ownership interest in PennEast and NJNR Pipeline Company, which holds approximately 1.84 million DM Common Units in Dominion Midstream Partners, L.P. The investments in Steckman Ridge, PennEast and DM comprise the Company’s Midstream segment.

•
NJR Investment Company, a company that held certain energy-related investments through equity instruments of public companies. Due to inactivity, all assets were moved to NJR in September 2015, and the company was dissolved on January 5, 2016.

NJR Retail Holdings Corporation, an unregulated affiliate that consolidates the Company’s unregulated retail operations. NJR Retail Holdings consists of the following subsidiaries:

•
NJR Home Services Company, a company that provides heating, ventilation and cooling service, sales and installation of appliances to 114,000 service contract customers, as well as solar installation projects.

•	Commercial Realty & Resources Corp., a company that holds commercial real estate.

•	NJR Plumbing Services, Inc., a company that provides plumbing repair and installation services.

•	NJR Energy Corporation, a company that invested in energy-related ventures. A request for dissolution was filed in March 2016.

NJR Service Corporation, an unregulated company that provides shared administrative services, including corporate communications, finance and accounting, internal audit, legal, human resources and information technology for NJR and all of its subsidiaries.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

BUSINESS SEGMENTS

The Company operates within four reportable business segments: Natural Gas Distribution, Clean Energy Ventures, Energy Services and Midstream.

The Natural Gas Distribution segment consists of regulated natural gas services, off-system sales, capacity and storage management operations. The Energy Services segment consists of unregulated wholesale energy operations. The Clean Energy Ventures segment consists of capital investments in clean energy projects. The Midstream segment consists of investments in the midstream natural gas market, such as natural gas transportation and storage facilities.

Net income by business segment and other operations for the years ended September 30, are as follows:
Assets by business segment and other operations at September 30, are as follows ($ in Thousands):

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating the operating results of the Company. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses to effectively match the earnings effects of the economic hedges with the physical sale of gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. NJRES economically hedges its natural gas inventory with financial derivative instruments.

Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for, the comparable GAAP measure. The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

(Thousands)	2016	2015	2014
Net income	$131,672	$180,960	$141,970
Add:
Unrealized loss (gain) on derivative instruments and related transactions	46,883	(38,681)	28,534
Tax effect	(17,018)	14,391	(10,492)
Effects of economic hedging related to natural gas inventory	(36,816)	(8,225)	26,639
Tax effect	13,364	3,058	(9,794)
NFE	$138,085	$151,503	$176,857
Basic earnings per share	$1.53	$2.12	$1.69
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.55	(0.45)	0.34
Tax effect	(0.20)	0.17	(0.13)
Effects of economic hedging related to natural gas inventory	(0.43)	(0.10)	0.32
Tax effect	0.16	0.04	(0.12)
Basic NFE per share	$1.61	$1.78	$2.10

NFE by business segment and other operations for the years ended September 30, are as follows:
Additional financial information related to these business segments are set forth in Note 14. Business Segment and Other Operations Data in the accompanying Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Natural Gas Distribution

General

NJNG provides natural gas service to approximately 521,200 customers. NJNG’s service territory includes New Jersey’s Monmouth and Ocean counties and parts of Burlington, Morris and Middlesex counties. It encompasses 1,516 square miles, covering 105 municipalities with an estimated population of 1.5 million people. It is primarily suburban, highlighted by approximately 100 miles of New Jersey coastline. It is in close proximity to New York City, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation.

NJNG added 8,170 and 7,858 new customers in fiscal 2016 and 2015, respectively, and added natural gas heat and other services to another 644 and 636 existing customers in fiscal 2016 and 2015, respectively. NJNG expects its new customer annual growth rate to continue to be approximately 1.6 percent with projected additions in the range of approximately 24,000 to 27,000 new customers over the next three years. This anticipated customer growth represents approximately $5 million in new annual utility gross margin, a non-GAAP financial measure, as calculated under NJNG’s CIP tariff.

When assessing the potential for future growth in its service area, NJNG uses information derived from county and municipal planning boards that describes housing developments in various stages of approval. Furthermore, NJNG surveys builders in its service area to gain insight into future development plans. NJNG has periodically engaged outside consultants to assist in its customer growth projections. In addition to customer growth through new construction, NJNG’s business strategy includes aggressively pursuing conversions from other fuels, such as oil, electricity and propane. NJNG estimates that during fiscal 2017, approximately 48 percent of NJNG’s projected customer growth will consist of conversions.

NJNG’s business is subject to various risks, such as those associated with adverse economic conditions, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices, which can impact customer usage, customer conservation efforts, certain regulatory actions and environmental remediation. It is often difficult to predict the impact of trends associated with these risks. NJNG employs strategies to manage the challenges it faces, including pursuing customer conversions from other fuel sources and monitoring new construction markets through contact with developers, utilizing incentive programs through BPU-approved mechanisms to reduce gas costs, pursuing rate and other regulatory strategies designed to stabilize and decouple gross margin, and working actively with consultants and the NJDEP to manage expectations related to its obligations associated with its former MGP sites.

Operating Revenues/Throughput

For the fiscal year ended September 30, operating revenues and throughput by customer class are as follows:

	2016		2015		2014
($ in thousands)	Operating Revenue	Bcf	Operating Revenue	Bcf	Operating Revenue	Bcf
Residential	$345,597	36.9	$466,464	45.9	$469,831	43.1
Commercial and other	80,994	7.3	106,505	9.6	110,740	8.2
Firm transportation	69,696	14.1	77,974	16.0	86,131	17.7
Total residential and commercial	496,287	58.3	650,943	71.5	666,702	69.0
Interruptible	8,867	61.5	10,049	47.1	9,384	10.5
Total system	505,154	119.8	660,992	118.6	676,086	79.5
BGSS incentive programs (1)	89,192	56.6	120,978	47.8	143,329	27.4
Total	$594,346	176.4	$781,970	166.4	$819,415	106.9

(1)
Does not include 160.1, 174.6 and 153.4 Bcf for the capacity release program and related amounts of $8.1 million, $8.9 million and $5.4 million, which are recorded as a reduction of gas purchases on the Consolidated Statements of Operations for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

In fiscal 2016, no single customer represented more than 10 percent of total operating revenues.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Seasonality of Gas Revenues

Therm sales are significantly affected by weather conditions with customer demand being greatest during the winter months when natural gas is used for heating purposes. The relative measurement of the impact of weather is in degree-days. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. A degree-day is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65 degrees Fahrenheit. Each degree of temperature below 65 degrees Fahrenheit is counted as one heating degree-day. Normal heating degree-days are based on a 20-year average, calculated based on three reference areas representative of NJNG’s service territory.

The CIP, a mechanism authorized by the BPU, stabilizes NJNG’s utility gross margin, regardless of variations in weather. In addition, the CIP decouples the link between utility gross margin and customer usage, allowing NJNG to promote energy conservation measures. Recovery of utility gross margin is subject to additional conditions, including an earnings test, a revenue test and an evaluation of BGSS-related savings achieved over a 12-month period. In May 2014, the BPU approved the continuation of the CIP program with no expiration date; however, the program will be subject to review in a future CIP rate filing in fiscal 2017.

Concurrent with its annual BGSS filing, NJNG files for an annual review of its CIP, during which time it can request rate changes, as appropriate. For additional information regarding the CIP, including rate actions and impact to margin, see Note 3. Regulation in the accompanying Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Natural Gas Distribution Segment.

Gas Supply

Firm Natural Gas Supplies

In fiscal 2016, NJNG purchased natural gas from approximately 80 suppliers under contracts ranging from one day to one year and purchased over 10 percent of its natural gas from one supplier. NJNG believes the loss of this supplier would not have a material adverse impact on its results of operations, financial position or cash flows as an adequate number of alternative suppliers exist. NJNG believes that its supply strategy should adequately meet its expected firm load over the next several years.

Firm Transportation and Storage Capacity

NJNG maintains agreements for firm transportation and storage capacity with several interstate pipeline companies to take delivery of firm natural gas supplies, which ensures the ability to reliably service its customers. NJNG receives natural gas at 10 citygate stations located in Middlesex, Morris and Passaic counties in New Jersey.

The pipeline companies that provide firm transportation service to NJNG’s citygate stations, the maximum daily deliverability of that capacity for the upcoming winter season and the contract expiration dates are as follows:

Pipeline	Dths(1)	Expiration
Texas Eastern Transmission, L.P.	310,738	Various dates between 2018 and 2023
Columbia Gas Transmission Corp.	50,000	Various dates between 2024 and 2030
Tennessee Gas Pipeline Co.	25,166	Various dates between 2024 and 2030
Transcontinental Gas Pipe Line Corp.	22,531	2017
Algonquin Gas Transmission	20,000	Various dates between 2017 and 2018
Total	428,435

(1)	Numbers are shown net of any capacity release contracted amounts.

Iroquois and Dominion Transmission Corporation provide NJNG firm contract transportation service and supply the pipelines included in the table above.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

In addition, NJNG has storage contracts that provide additional 102,941 Dths of maximum daily deliverability to NJNG’s citygate stations from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline	Dths	Expiration
Texas Eastern Transmission, L.P.	94,557	2018
Transcontinental Gas Pipe Line Corp.	8,384	2018
Total	102,941

NJNG also has upstream storage contracts. The maximum daily deliverability and contract expiration dates are as follows:

Company	Dths	Expiration
Dominion Transmission Corporation	128,714	Various dates between 2019 and 2020
Steckman Ridge, L.P.	38,000	2020
Central New York Oil & Gas	25,337	2018
Total	192,051

NJNG utilizes its transportation contracts to transport gas from the Dominion Transmission Corporation, Steckman Ridge and Central New York Oil & Gas storage fields to NJNG’s citygates. NJNG has sufficient firm transportation, storage and supply capacity to fully meet its firm sales contract obligations.

Citygate Supplies from NJRES

NJNG has several citygate supply agreements with NJRES. NJNG and NJRES have an agreement where NJNG releases 10,000 Dths/day of Texas Eastern Transmission capacity, 2,200 Dths/day of Dominion Transmission capacity, 10,728 Dths/day of Tennessee Gas Pipeline capacity and 1.6 million Dths of Central New York Oil & Gas storage capacity to NJRES for the period of April 1, 2016 to March 31, 2017. NJNG can call upon a supply of up to 20,000 Dths/day delivered to NJNG’s Texas Eastern citygate. NJRES manages the storage inventory and NJNG can call on that storage supply as needed at NJNG’s Tennessee citygate or storage point.

NJNG also has agreements where it releases 80,000 Dths/day of its Texas Eastern Transmission capacity to NJRES for the period of April 1, 2016 to March 31, 2018. Under these agreements, NJNG can call upon a supply of up to 80,000 Dths/day delivered to its Texas Eastern citygate as needed. See Note 15. Related Party Transactions in the accompanying Consolidated Financial Statements for additional information regarding these transactions.

Peaking Supply

To manage its winter peak day demand, NJNG maintains two LNG facilities with a combined deliverability of approximately 170,000 Dths/day, which represents approximately 19 percent of its estimated peak day sendout. In June 2016, NJNG’s liquefaction facility became operational and allows NJNG to convert natural gas into LNG to fill NJNG’s existing LNG storage tanks. See Item 2. Properties-Natural Gas Distribution Segment for additional information regarding the LNG storage facilities.

BGSS

BGSS is a BPU-approved clause designed to allow for the recovery of natural gas commodity costs on an annual basis. The clause requires all New Jersey natural gas utilities to make an annual filing by each June 1 for review of BGSS rates and to request a potential rate change effective the following October 1. The BGSS is also designed to allow each natural gas utility to provisionally increase residential and small commercial customer BGSS rates on December 1 and February 1 for up to a five percent increase to the average residential heat customer’s bill on a self-implementing basis, after proper notice and BPU action on the June filing. Such increases are subject to subsequent BPU review and final approval. Decreases in the BGSS rate and BGSS refunds can be implemented with five days’ notice to the BPU.

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

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Wholesale natural gas prices are, by their nature, volatile. NJNG mitigates the impact of volatile price changes on customers through the use of financial derivative instruments, which were part of its FRM program, its storage incentive program and its BGSS clause. The FRM program was terminated effective November 1, 2015.

Future Natural Gas Supplies

NJNG expects to meet the natural gas requirements for existing and projected firm customers into the foreseeable future. If NJNG’s long-term natural gas requirements change, NJNG expects to renegotiate and restructure its contract portfolio to better match the changing needs of its customers and changing natural gas supply landscape.

Regulation and Rates

State

NJNG is subject to the jurisdiction of the BPU with respect to a wide range of matters such as base rates and regulatory rider rates, the issuance of securities, the adequacy of service, the manner of keeping its accounts and records, the sufficiency of natural gas supply, pipeline safety, environmental issues, compliance with affiliate standards and the sale or encumbrance of its properties. On November 13, 2015, NJNG filed a base rate petition with the BPU to increase its base rates in the amount of $147.6 million. On July 20, 2016, an update was filed to include twelve months of actual financial information, which revised the requested base rates increase to $112.9 million. On September 23, 2016, the BPU approved an increase to base rates in the amount of $45 million, effective October 1, 2016.

See Note 3. Regulation in the accompanying Consolidated Financial Statements for additional information regarding NJNG’s rate proceedings.

Federal

FERC regulates rates charged by interstate pipeline companies for the transportation and storage of natural gas. This affects NJNG’s agreements with several interstate pipeline companies for the purchase of such services. Costs associated with these services are currently recoverable through the BGSS.

Competition

Although its franchises are nonexclusive, NJNG is not currently subject to competition from other natural gas distribution utilities with regard to the transportation of natural gas in its service territory. Due to significant distances between NJNG’s current large industrial customers and the nearest interstate natural gas pipelines, as well as the availability of its transportation tariff, NJNG currently does not believe it has significant exposure to the risk that its distribution system will be bypassed. Competition does exist from suppliers of oil, coal, electricity and propane. At the present time, however, natural gas is used in over 95 percent of new construction due to its efficiency, reliability and price advantage. Natural gas prices are a function of market supply and demand. Although NJNG believes natural gas will remain competitive with alternate fuels, no assurance can be given in this regard.

The BPU, within the framework of the EDECA, fully opened NJNG’s residential markets to competition, including third-party suppliers, and restructured rates to segregate its BGSS and delivery (i.e., transportation) prices. New Jersey’s natural gas utilities must provide BGSS in the absence of a third-party supplier. On September 30, 2016, NJNG had 36,292 residential and 10,316 commercial and industrial customers utilizing the transportation service.

Clean Energy Ventures

NJRCEV is an unregulated company that invests in, owns and operates clean energy projects, including commercial and residential solar installations located in New Jersey, and wind farms located in Montana, Iowa, Kansas, Wyoming and Pennsylvania.

As of September 30, 2016, NJRCEV has constructed in New Jersey, a total of 149.7 MW of solar capacity that has qualified for ITCs, including a combination of residential and commercial net-metered and grid-connected solar systems. As part of its solar investment program, NJRCEV operates a residential lease program, The Sunlight Advantage®, which provides qualifying homeowners with the opportunity to have a solar system installed at their home with no installation or maintenance expenses. NJRCEV owns, operates and maintains the system over the life of the lease in exchange for monthly lease payments. In addition, certain qualified non-profit institutions are served under PPAs. The program is operated by NJRCEV using qualified contracting

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

partners in addition to strategic suppliers for material standardization and sourcing. The residential solar lease and PPA market is highly competitive with various companies operating in New Jersey. NJRCEV competes on price, quality and brand reputation, leveraging its partner network and customer referrals.

NJRCEV’s commercial solar projects are sourced through various channels and include both net-metered and grid-connected systems. Net-metered projects involve the sale of energy to a host and grid-connected systems into the wholesale energy markets. Project construction is competitively sourced through third parties. New Jersey has the fourth largest solar market in the U.S. with a large number of firms competing in all facets of the market including development, financing and construction.

The solar systems are registered and certified with the BPU’s Office of Clean Energy and qualified to produce SRECs. One SREC is created for every MWh of electricity produced by a solar generator. NJRCEV sells the SRECs it generates to a variety of counterparties including electric load serving entities that serve electric customers in New Jersey and are required to comply with the solar carve-out of the Renewable Portfolio Standard. Solar projects are also currently eligible for federal ITCs in the year that they are placed into service.

In addition to its solar investments, NJRCEV invests in small to mid-size onshore wind farms that fit its investment profile, including the following as of September 30, 2016:

•	a $20.3 million, 9.7 MW project in Two Dot, Montana that was completed in June 2014;

•	a $42.1 million, 20 MW project in Carroll County, Iowa that was completed in January 2015;

•	an $84.9 million, 50.7 MW project in Rush County, Kansas that was completed in December 2015;

•	a $3.7 million, 6.3 MW project in Carbon County, Wyoming, that was acquired in August 2016; and

•	an $84 million, 39.9 MW project in Somerset County, Pennsylvania that is currently under construction and is expected to be completed in the first quarter of fiscal 2017.

The wind projects are eligible for PTCs for a 10-year period following commencement of operations and have long-term PPAs of various terms in place, which typically govern the sale of energy, capacity and/or renewable energy credits.

NJRCEV is subject to various risks including those associated with adverse federal and state legislation and regulatory policies, construction delays that can impact the timing or eligibility of tax incentives, technological changes, and the future market of SRECs. See Item 1A. Risk Factors for additional information regarding these risks.

Energy Services

NJRES is an unregulated wholesale provider of natural gas and also provides producer and asset management services to a diverse customer base across North America. NJRES has acquired contractual rights to natural gas storage and transportation assets it utilizes to implement its strategic and opportunistic market strategies. The rights to these assets were acquired in anticipation of delivering natural gas, performing asset management services for customers or in conjunction with identifying strategic opportunities that exist in or between the market areas that it serves. These opportunities are driven by price differentials between market locations and/or time periods. NJRES’ activities are conducted in the market areas in which it has strong expertise, including the U.S. and Canada. NJRES differentiates itself in the marketplace based on price, reliability and quality of service. Its competitors include wholesale marketing and trading companies, utilities, natural gas producers and financial institutions. NJRES’ portfolio of customers includes regulated natural gas distribution companies, industrial companies, electric generators, natural gas/liquids processors, retail aggregators, wholesale marketers and natural gas producers.

While focusing on maintaining a low-risk operating and counterparty credit profile, NJRES’ activities specifically consist of the following elements:

•	Providing natural gas portfolio management services to nonaffiliated and affiliated natural gas utilities, electric generation facilities and natural gas producers;

•
Managing strategies for new and existing natural gas storage and transportation assets to capture value from changes in price due to location or timing differences as a means to generate financial margin (as defined below);

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

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

In fiscal 2016, NJRES purchased over 10 percent of its natural gas from one supplier. NJRES believes the loss of this supplier would not have a material adverse impact on its results of operations, financial position or cash flows as an adequate number of alternative suppliers exist.

Transportation and Storage Transactions

NJRES focuses on creating value from the use of its physical assets, which are typically amassed through contractual rights to natural gas storage and transportation capacity. These assets become more valuable when favorable price changes occur that impact the value between or within market areas and across time periods. On a forward basis, NJRES may hedge these price differentials through the use of financial instruments. In addition, NJRES may seek to optimize these assets on a daily basis, as market conditions warrant, by evaluating natural gas supply and transportation availability within its portfolio. This enables NJRES to capture geographic pricing differences across various regions as delivered natural gas prices may change favorably as a result of market conditions. NJRES may, for example, initiate positions when intrinsic financial margin is present, and then enhance that financial margin as prices change across regions or time periods.

NJRES also engages in park-and-loan transactions with storage and pipeline operators, where NJRES will either borrow (receive a loan of) natural gas with an obligation to repay the storage or pipeline operator at a later date or “park” natural gas with an obligation to withdraw at a later date. In these cases, NJRES evaluates the economics of the transaction to determine if it can capture pricing differentials in the marketplace and generate financial margin. NJRES evaluates deal attributes such as fixed fees, calendar spread value from deal inception until volumes are scheduled to be returned and/or repaid, as well as the time value of money. If this evaluation demonstrates that financial margin exists, NJRES may enter into the transaction and hedge with natural gas futures contracts, thereby locking in financial margin.

NJRES maintains inventory balances to satisfy existing or anticipated sales of natural gas to its counterparties and/or to create additional value, as described above. During fiscal 2016 and 2015, NJRES managed and sold 551.1 Bcf and 626.9 Bcf of natural gas, respectively. In addition, as of September 30, 2016 and 2015, NJRES had 62 Bcf or $130.5 million of gas in storage and 44.6 Bcf or $93.7 million of gas in storage, respectively.

Weather/Seasonality

NJRES’ activities are typically seasonal in nature as a result of changes in the supply and demand for natural gas. Demand for natural gas is generally higher during the winter months when there may also be supply constraints; however, during periods of milder temperatures, demand can decrease. In addition, demand for natural gas can also be high during periods of extreme heat in the summer months, resulting from the need for additional natural gas supply for gas-fired electric generation facilities. Accordingly, NJRES can be subject to variations in earnings and working capital throughout the year as a result of changes in weather.

Volatility

NJRES’ activities are also subject to changes in price volatility or supply/demand dynamics within its wholesale markets, including in the Northeastern, Appalachian, West Coast and Mid-Continent regions. Changes in natural gas supply can affect capacity values and NJRES’ financial margin, described below, that is generated from the optimization of transportation and storage assets. With its focus on risk management, NJRES continues to diversify its revenue stream by identifying new growth opportunities in producer and asset management services. NJRES has added new counterparties and strategic storage and transportation assets to its portfolio, which currently includes an average of approximately 43.7 Bcf of firm storage and 1.7 Bcf/day of firm transportation capacity. NJRES continues to expand its geographic footprint.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Financial Margin

To economically hedge the commodity price risk associated with its existing and anticipated commitments for the purchase and sale of natural gas, NJRES enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial swaps and options. These derivative instruments are accounted for at fair value with changes in fair value recognized in earnings as they occur. NJRES views “financial margin” as a key internal financial metric. NJRES’ financial margin, which is a non-GAAP financial measure, represents revenues earned from the sale of natural gas less costs of natural gas sold including any storage and transportation costs, and excludes any accounting impact from changes in the fair value of certain derivative instruments. For additional information regarding financial margin, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Energy Services Segment.

Risk Management

In conducting its business, NJRES mitigates risk by following formal risk management guidelines, including transaction limits, segregation of duties and formal contract and credit review approval processes. NJRES continuously monitors and seeks to reduce the risk associated with its counterparty credit exposures. Accordingly, NJRES’ counterparties are primarily investment grade rated companies. The Risk Management Committee of NJR oversees compliance with these established guidelines.

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

•
NJR Pipeline Company, which consists of its 20 percent equity investment in PennEast, through which NJR and five other investors expect to construct a 118-mile FERC-regulated interstate natural gas pipeline system that will extend from northern Pennsylvania to western New Jersey, which we estimate will be completed and operational by the first quarter of fiscal 2019; and

•
NJR Midstream Holdings Corporation, through its subsidiary, NJNR Pipeline Company, also held the Company’s 5.53 percent ownership interest in Iroquois Gas Transmission L.P. until September 29, 2015, when NJNR Pipeline Company exchanged its ownership interest in Iroquois to Dominion Midstream Partners, L.P. for approximately 1.84 million DM Common Units.

OTHER BUSINESS OPERATIONS

Home Services and Other

Home Services and Other operations consist primarily of the following unregulated affiliates:

•	NJRHS, which provides heating, ventilation and cooling service, sales and installation of appliances to approximately 114,000 service contract customers, as well as installation of solar equipment;

•	NJRPS, which provides plumbing repair and installation services;

•
CR&R, which holds commercial real estate. As of September 30, 2016, CR&R’s real estate portfolio consisted of 35 acres of undeveloped land in Atlantic County with a net book value of $1.4 million. CR&R has committed to sell a 56,400-square-foot office building on five acres of land in Monmouth County with a net book value of $7.7 million. Since it is probable that the sale will be completed within the next 12 months, as of September 30, 2016, the Company has classified the property as held for sale in the Consolidated Balance Sheets. In December 2015, CR&R sold approximately 18.61 acres of additional undeveloped land located in Atlantic County with a net book value of $736,000;

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

•
NJR Investment, which held certain energy-related investments, primarily through equity instruments of public companies. Due to inactivity, all assets were moved to NJR in September 2015, and the company was dissolved on January 5, 2016;

•	NJR Energy, which invests in energy-related ventures; and

•	NJR Service Corporation, which provides shared administrative and financial services to the Company and all its subsidiaries.

ENVIRONMENT

The Company and its subsidiaries are subject to legislation and regulation by federal, state and local authorities with respect to environmental matters. The Company believes that it is in compliance in all material respects with all applicable environmental laws and regulations.

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential estimated liabilities related to the investigation and remedial action on these sites. Based on this review, NJNG estimated that the total future expenditures to remediate and monitor the five MGP sites for which it is responsible will range from approximately $143.9 million to $231.6 million.

NJNG’s estimate of these liabilities is based upon known and measurable facts, existing technology and enacted laws and regulations in place when the review was completed in fiscal 2016. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. As of September 30, 2016, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $172 million on the Consolidated Balance Sheets, which represents its most likely possible liability and recoverable regulatory asset; however, actual costs may differ from these estimates. On June 29, 2016, the BPU approved NJNG’s December 2015 filing, which requested approval of its MGP expenditures incurred through June 30, 2015, with recovery of $9.4 million annually related to the SBC RA factor with rates effective July 9, 2016. NJNG will continue to seek recovery of these costs through its remediation rider.

EMPLOYEE RELATIONS

As of September 30, 2016, the Company and its subsidiaries employed 1,034 employees compared with 991 employees as of September 30, 2015. Of the total number of employees, NJNG had 441 and 424 and NJRHS had 106 and 104 Union or “Represented” employees as of September 30, 2016 and 2015, respectively. NJNG and NJRHS have collective bargaining agreements with the Union, which is affiliated with the American Federation of Labor and Congress of Industrial Organizations, that expire in December 2018 and April 2019, respectively. The labor agreements cover wage increases and other benefits, including the defined benefit pension (which was closed to all employees hired on or after January 1, 2012, with the exception of certain rehires who are eligible to resume active participation), the postemployment benefit plan (which was closed to all employees hired on or after January 1, 2012) and the enhanced 401(k) retirement savings plan. The Company considers its relationship with employees, including those covered by collective bargaining agreements, to be in good standing.

AVAILABLE INFORMATION AND CORPORATE GOVERNANCE DOCUMENTS

The following reports and any amendments to those reports are available free of charge on our website at http://njr360.client.shareholder.com/sec.cfm as soon as reasonably possible after filing or furnishing them with the SEC:

•	Annual reports on Form 10-K;

•	Quarterly reports on Form 10-Q; and

•	Current reports on Form 8-K.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

The following documents are available free of charge on our website (http://njr360.client.shareholder.com/governance.cfm):

•	Corporate Governance Guidelines;

•	Wholesale Trading Code of Conduct;

•	NJR Code of Conduct; and

•	Charters of the following Board of Directors Committees: Audit, Leadership Development and Compensation and Nominating/Corporate Governance.

In Part III of this Form 10-K, we incorporate certain information by reference from our Proxy Statement for our 2017 Annual Meeting of Shareowners. We expect to file that Proxy Statement with the SEC on or about December 15, 2016. We will make it available on our website as soon as reasonably possible following that filing date. Please refer to the Proxy Statement when it is available.

A printed copy of each document is available free of charge to any shareowner who requests it by contacting the Corporate Secretary at New Jersey Resources Corporation, 1415 Wyckoff Road, Wall, New Jersey 07719.

ITEM 1A. RISK FACTORS

When considering any investment in our securities, investors should consider the following risk factors, as well as the information contained under the caption “Information Concerning Forward-Looking Statements,” in analyzing our present and future business performance. While this list is not exhaustive, management also places no priority or likelihood based on their descriptions or order of presentation. Unless indicated otherwise or the content requires otherwise, references below to “we,” “us,” and “our” should be read to refer to NJR and its subsidiaries.

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

We are exposed to market risk and may incur losses in wholesale services.

Our storage and transportation portfolios consist of contracts to transport and store natural gas. The value of our storage and transportation portfolio could be negatively impacted if the value of these contracts change in a direction or manner that we do not anticipate. In addition, upon expiration of these storage and transportation contracts, to the extent that they are renewed or replaced at less favorable terms, our results of operations and cash flows could be negatively impacted.

Our investments in clean energy projects are subject to substantial risks.

Commercial and residential solar energy projects and onshore wind projects, such as those in which we invest, are dependent upon current regulatory and tax incentives and there is uncertainty about the extent to which such incentives will be available in the future. The potential return on investment of these solar projects is based substantially on our eligibility for ITCs and the future market for SRECs that are traded in a competitive marketplace in the State of New Jersey. As a result, these projects face the risk that the current regulatory regimes and tax laws may expire or be adversely modified during the life of the projects. Furthermore,

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

a sustained decrease in the value of SRECs would negatively impact the return on investment of solar projects. Legislative changes or declines in the price of SRECs could also lead to an impairment of solar project assets.

In addition, there are risks associated with our ability to develop and manage such projects profitably, including logistical risks and potential delays related to construction, permitting, regulatory approvals (including any approvals by the BPU required pursuant to recently enacted solar energy legislation in the State of New Jersey) and electric grid interconnection, as well as the operational risk that the projects in service will not perform according to expectations due to equipment failure, suboptimal weather conditions or other economic factors beyond our control. All of the aforementioned risks could reduce the availability of viable solar energy projects for development. Furthermore, at the development or acquisition stage, our ability to predict actual performance results may be hindered and the projects may not perform as predicted.

If we are unable to access the financial markets or there are adverse conditions in the credit markets, it could affect management’s ability to execute our business plans.

We rely on access to both short-term and long-term credit markets as significant sources of liquidity for capital requirements not satisfied by our cash flow from operations. Any deterioration in our financial condition could hamper our ability to access the credit markets or otherwise obtain debt financing on terms favorable to us or at all. In addition, because certain state regulatory approvals may be necessary for NJNG to incur debt, NJNG may be unable to access credit markets on a timely basis.

External events could also increase the cost of borrowing or adversely affect our ability to access the financial markets. Such external events could include the following:

•	economic weakness and/or political instability in the United States or in the regions where we operate;

•	political conditions, such as a shutdown of the U.S. federal government;

•	financial difficulties of unrelated energy companies;

•	capital market conditions generally;

•	market prices for natural gas;

•	the overall health of the natural gas utility industry; and

•	fluctuations in interest rates, particularly with respect to NJNG’s variable rate debt instruments.

Our ability to secure short-term financing is subject to conditions in the credit markets. A prolonged constriction of credit availability could affect management’s ability to execute our business plan. An inability to access capital may limit our ability to pursue improvements or acquisitions that we may otherwise rely on for both current operations and future growth.

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

NJR is a holding company with no significant assets other than possible cash investments and the stock of its operating subsidiaries. We rely exclusively on dividends from our subsidiaries, on intercompany loans from our unregulated subsidiaries, and on the repayments of principal and interest from intercompany loans and reimbursement of expenses from our subsidiaries for our cash flows. Our ability to pay dividends on our common stock and to pay principal and interest on our outstanding debt depends on the payment of dividends to us by our subsidiaries or the repayment of loans to us by our subsidiaries. The extent to which our subsidiaries do not pay dividends or repay funds to us may adversely affect our ability to pay dividends to holders of our common stock and principal and interest to holders of our debt.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

Cyber attack or failure of information technology systems could adversely affect our business operation, financial condition and results of operations.

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

We rely on information technology to manage our natural gas distribution and other corporate operations, maintain customer, employee, Company and vendor data, prepare our financial statements and perform other critical business processes. This technology may fail due to cyber-attack, physical disruption, design and implementation defects or human error. Disruption or failure of business operations and information technology systems could harm our facilities or otherwise adversely impact our ability to safely deliver natural gas to our customers, serve our customers effectively or manage our assets. Additionally, an attack on, or failure of information technology systems, could result in the unauthorized release of customer, employee or other confidential or sensitive data. Any of the foregoing events could adversely affect our business reputation, diminish customer confidence, disrupt operations, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability.

There is no guarantee that redundancies built into our networks and technology, or the procedures we implemented to protect against cyber-attack and other unauthorized access to secured data, are adequate to safeguard against all failures of technology or security breaches.

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

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

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

Our economic hedging activities that are designed to protect against commodity and financial market risks, including the use of derivative contracts in the normal course of NJRES’ business, may cause fluctuations in reported financial results and financial losses that negatively impact results of operations and our stock price.

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

NJRES’ earnings and cash flows are dependent upon optimization of its physical assets using financial transactions.

NJRES’ earnings and cash flows are based, in part, on its ability to optimize its portfolio of contractual-based natural gas storage and pipeline assets. The optimization strategy involves utilizing its physical assets to take advantage of differences in natural gas prices between geographic locations and/or time periods. Any change among various pricing points could affect these differentials. In addition, significant increases in the supply of natural gas in NJRES’ market areas, including as a result of increased production along the Marcellus Shale, can reduce NJRES’ ability to take advantage of pricing fluctuations in the future. Changes in pricing dynamics and supply could have an adverse impact on NJRES’ optimization activities, earnings and cash flows. NJRES incurs fixed demand fees to acquire its contractual rights to storage and transportation assets. Should commodity prices at various locations or time periods change in such a way that NJRES is not able to recoup these costs from its customers, the cash flows and earnings at NJRES, and ultimately NJR, could be adversely impacted.

NJNG and NJRES rely on storage, transportation assets and suppliers that they do not own or control to deliver natural gas.

NJNG and NJRES depend on natural gas pipelines and other storage and transportation facilities owned and operated by third parties to deliver natural gas to wholesale markets and to provide retail energy services to customers. Their ability to provide natural gas for their present and projected sales will depend upon their suppliers’ ability to obtain and deliver additional supplies of natural gas, as well as NJNG’s ability to acquire supplies directly from new sources. Factors beyond the control of NJNG, its suppliers and the independent suppliers who have obligations to provide natural gas to certain NJNG customers, may affect NJNG’s ability to deliver such supplies. These factors include other parties’ control over the drilling of new wells and the facilities to transport natural gas to NJNG’s citygate stations, competition for the acquisition of natural gas, priority allocations, impact of severe weather disruptions to natural gas supplies, the regulatory and pricing policies of federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the United States. Energy deregulation legislation may increase competition among natural gas utilities and impact the quantities of natural gas requirements needed for sales service. NJRES also relies on a firm supply source to meet its energy management obligations to its customers. If supply, transportation or storage is disrupted, including for reasons of force majeure, the ability of NJNG and NJRES to sell and deliver their products and services may be hindered. As a result, they may be responsible for damages incurred by their customers, such as the additional cost of acquiring alternative supply at then-current market rates. Particularly for NJRES, these conditions could have a material impact on its cash flows and statement of operations.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

A change in our effective tax rate as a result of a failure to qualify for ITCs and PTCs or being delayed in qualifying for ITCs due to delays or failures to complete planned solar energy projects and wind projects within the safe harbor period may have a material impact on our earnings.

GAAP requires NJR to apply an effective tax rate to interim periods that is consistent with our estimated annual effective tax rate. As a result, NJR projects quarterly the annual effective tax rate and then adjusts the tax expense recorded in that quarter to reflect the projected annual effective tax rate. The amount of the quarterly adjustment is based on information and assumptions, which are subject to change and may have a material impact on quarterly and annual NFE. Factors we consider in estimating the probability of projects being completed during the fiscal year include, but are not limited to, Board of Directors approval, construction logistics, permitting, interconnection completion and execution of various contracts, including PPAs. If NJR fails to qualify for ITCs or is delayed in qualifying for some ITCs during the fiscal year due to delays or failures to complete planned solar energy projects as scheduled, our quarterly and annual net income and NFE may be materially impacted.

For a wind facility to be considered a qualified facility for purposes of the PTCs, the construction of the facility must have begun prior to January 1, 2020 and placed in service before January 1, 2024. A taxpayer may establish that construction has begun by starting “physical work of a significant nature.” Only physical work of a significant nature on tangible personal property used as an integral part of the activity performed by the facility is considered for purposes of determining when construction begins. Alternatively, a taxpayer may establish that construction has begun by paying or incurring five percent of eligible project costs (the “5 percent safe harbor”).

We may be adversely impacted by natural disasters, pandemic illness, terrorist activities and other extreme events to which we may be unable to promptly respond.

Local or national natural disasters, pandemic illness, terrorist activities and other extreme events are a threat to our assets and operations. Companies in our industry that are located in our service territory may face a heightened risk due to exposure to acts of terrorism that could target or impact our natural gas distribution, transmission and storage facilities and disrupt our operations and ability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas that could affect our operations. Natural disasters or actual or threatened terrorist activities may also disrupt capital markets and our ability to raise capital, or may impact our suppliers or our customers directly. A local disaster or pandemic illness could result in part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. In addition, these risks could result in loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to the Company. Our regulators may not allow us to recover from our customers part or all of the increased cost related to the foregoing events, which could negatively affect our earnings.

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

NJNG is subject to regulation by federal, state and local authorities. These authorities regulate many aspects of NJNG’s distribution operations, including construction and maintenance of facilities, operations, safety, tariff rates that NJNG can charge customers, rates of return, the authorized cost of capital, recovery of pipeline replacement, environmental remediation costs and relationships with its affiliates. NJNG’s ability to obtain rate increases, including base rate increases, extend its BGSS incentive and CIP programs and maintain its currently authorized rates of return may be impacted by events, including regulatory or legislative actions. There can be no assurance that NJNG will be able to obtain rate increases and continue its BGSS incentive, CIP and SAVEGREEN programs or continue the opportunity to earn its currently authorized rates of return.

Significant regulatory assets recorded by NJNG could be disallowed for recovery from customers in the future.

NJNG records regulatory assets on its financial statements to reflect the ratemaking and regulatory decision-making authority of the BPU as allowed by GAAP. The creation of a regulatory asset allows for the deferral of costs, which, absent a mechanism to recover such costs from customers in rates approved by the BPU, would be charged to expense on its income statement in the period incurred. Primary regulatory assets that are subject to BPU approval include the recovery of BGSS and USF costs,

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

remediation costs associated with its MGP sites, CIP, NJCEP, economic stimulus plans, deferred storm costs, certain deferred income tax and pension and other postemployment benefit plans. If there were to be a change in regulatory positions surrounding the collection of these deferred costs there could be a material impact on NJNG’s financial position, results of operations and cash flows.

Credit rating downgrades could increase financing costs, limit access to the financial markets and negatively affect NJR and its subsidiaries.

Rating agencies Moody’s and S&P currently rate NJNG’s debt as investment grade. If such ratings are downgraded below investment grade, borrowing costs could increase, as will the costs of maintaining certain contractual relationships and obtaining future financing. Even if ratings are downgraded without falling below investment grade, NJR and NJNG could face increased borrowing costs under their current credit facilities. Our ability to borrow and costs of borrowing have a direct impact on our subsidiaries’ ability to execute their operating strategies, particularly in the case of NJNG, which relies heavily upon capital expenditures financed by its credit facility.

If we suffer a reduction in our credit and borrowing capacity or in our ability to issue parental guarantees, the business prospects of NJRES, NJRCEV and Midstream, which rely on our creditworthiness, would be adversely affected. NJRES could possibly be required to comply with various margin or other credit enhancement obligations under its trading and marketing contracts, and it may be unable to continue to trade or be able to do so only on less favorable terms with certain counterparties. NJRCEV could be required to seek alternative financing for its projects, and may be unable to obtain such financing or able to do so only on less favorable terms. In addition, NJNR Pipeline may not be able to finance its capital obligations to PennEast.

Additionally, lower credit ratings could adversely affect relationships with NJNG’s state regulators, who may be unwilling to allow NJNG to pass along increased costs to its natural gas customers.

NJNG’s operations are subject to certain operating risks incidental to handling, storing, transporting and providing customers with natural gas.

NJNG’s operations are subject to all operating hazards and risks incidental to handling, storing, transporting and providing customers with natural gas, including its NGV refueling stations and LNG facilities. These risks include explosions, pollution, release of toxic substances, fires, storms and other adverse weather conditions and hazards, each of which could result in damage to or destruction of facilities or damage to persons and property. NJNG could suffer substantial losses should any of these events occur. Moreover, as a result, NJNG has been, and likely will be, a defendant in legal proceedings and litigation arising in the ordinary course of business. Although NJNG maintains insurance coverage, insurance may not be sufficient to cover all material expenses related to these risks.

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

Weather conditions and other natural phenomena can have an adverse impact on our earnings and cash flows. Severe weather conditions can impact suppliers and the pipelines that deliver gas to NJNG’s distribution system. Extended mild weather, during either the winter period or summer period, can have a significant impact on demand for and the cost of natural gas. While we believe the CIP mitigates the impact of weather variations on NJNG’s gross margin, severe weather conditions may have an impact on the ability of suppliers and pipelines to deliver the natural gas to NJNG, which can negatively affect our earnings. The CIP does not mitigate the impact of severe weather conditions on our cash flows.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

Future results at NJRES are subject to volatility in the natural gas market due to weather. Variations in weather may affect earnings and working capital needs throughout the year. During periods of milder temperatures, demand and volatility in the natural gas market may decrease, which can negatively impact NJRES’ earnings and cash flows.

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

Adverse economic conditions, including inflation, increased natural gas costs, foreclosures and business failures, could adversely impact NJNG’s customer collections and increase our level of indebtedness.

Inflation may cause increases in certain operating and capital costs. We continually review the adequacy of NJNG’s base tariff rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those rates. The ability to control operating expenses is an important factor that will influence future results.

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

Our long-term debt obligations contain financial covenants related to debt-to-capital ratios and, in the case of NJNG, an interest coverage ratio. These debt obligations also contain provisions that put limitations on our ability to finance future operations or capital needs or to expand or pursue certain business activities. For example, certain of these agreements contain provisions that, among other things, put limitations on our ability to make loans or investments, make material changes to the nature of our businesses, merge, consolidate or engage in asset sales, grant liens or make negative pledges. Furthermore, the debt obligations contain covenants and other provisions requiring us to provide timely delivery of accurate financial statements prepared in accordance with GAAP. The failure to comply with any of these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of outstanding debt obligations and/or the inability to borrow under existing revolving credit facilities. We have relied, and continue to rely, upon short-term bank borrowings or commercial paper supported by our revolving credit facilities to finance the execution of a portion of our operating strategies. NJNG is dependent on these capital sources to purchase its natural gas supply and maintain its properties. The acceleration of our outstanding debt obligations and our inability to borrow under the existing revolving credit facilities would cause a material adverse change in NJR’s and NJNG’s financial condition.

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

ITEM 1A. RISK FACTORS (Continued)

Failure to attract and retain an appropriately qualified employee workforce could adversely affect operations.

Our ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new employees as our aging employees retire. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor could adversely affect the ability to manage and operate our business. Furthermore, the majority of our natural gas distribution segment workforce is represented by the Union and is covered by a collective bargaining agreement that will expire in December 2018. Disputes with the Union over terms and conditions of the agreement could result in instability in our labor relationship and work stoppages that could impact the timely delivery of gas and other services from our utility, which could strain relationships with customers and state regulators and cause a loss of revenues that could adversely affect our results of operations. Our collective bargaining agreement may also increase the cost of employing our natural gas distribution segment workforce, affect our ability to continue offering market-based salaries and employee benefits, limit our flexibility in dealing with our workforce, and limit our ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today’s challenging marketplace.

Changes in customer growth may affect earnings and cash flows.

NJNG’s ability to increase its utility firm gross margin is dependent upon the new construction housing market, as well as the conversion of customers to natural gas from other fuel sources. During periods of extended economic downturns, prolonged weakness in housing markets or slowdowns in the conversion market, there could be an adverse impact on NJNG’s utility firm gross margin, earnings and cash flows. Furthermore, while our estimate regarding customer growth is based in part upon information from third parties, the estimate has not been verified by any independent source and is subject to the aforementioned risks and uncertainties, which could cause actual results to materially deviate from the estimate.

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

Additionally, our investment in DM has risks that are unique to investments in MLPs. Holders of MLP common units have limited control and voting rights on matters affecting the MLP, and investments in MLPs may have limited liquidity. Additionally, if DM is treated as a corporation for federal income tax purposes as a result of a change in current law or a change in DM’s business, such treatment would result in a reduction in the after-tax return to us and may cause a reduction in the value of our investment in DM Common Units.

Our certificate of incorporation and bylaws may delay or prevent a transaction that stockholders would view as favorable.

Our certificate of incorporation and bylaws, as well as New Jersey law, contain provisions that could delay, defer or prevent an unsolicited change in control of NJR, which may negatively affect the market price of our common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then current market price. These provisions may also prevent changes in management. In addition, our Board of Directors is authorized to issue preferred stock without stockholder approval on such terms as our Board of Directors may determine. Our common stockholders will be subject to, and may be negatively affected by, the rights of any preferred stock that may be issued in the future. In addition, we are subject to the New Jersey Shareholders’ Protection Act, which could delay or prevent a change of control of NJR.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

New Jersey Resources Corporation
Part I

ITEM 2. PROPERTIES

Natural Gas Distribution Segment (All properties are located in New Jersey)

NJNG owns approximately 7,132 miles of distribution main, 7,328 miles of service main, 226 miles of transmission main and approximately 541,000 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

Additionally, NJNG owns and operates two LNG storage plants in Stafford Township, Ocean County; and Howell Township, Monmouth County. The two LNG plants have an aggregate estimated maximum capacity of approximately 170,000 Dths per day and 1 Bcf of total capacity. These facilities are used for peaking natural gas supply and for emergencies. NJNG’s Liquefaction facility is also located on the Howell Township property and allows NJNG to convert natural gas into LNG to fill NJNG’s existing LNG storage tanks.

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

Substantially all of NJNG’s properties, not expressly excepted or duly released, are subject to the lien of the Mortgage Indenture as security for NJNG’s mortgage bonds, which totaled $707.8 million as of September 30, 2016. In addition, under the terms of the Mortgage Indenture, NJNG could have issued up to $849 million of additional first mortgage bonds as of September 30, 2016.

Clean Energy Ventures Segment

NJRCEV has various solar contracts, including lease agreements and easements, allowing the installation, operation and maintenance of solar equipment and access to the various properties, including commercial and residential rooftops. In addition to the lease agreements and easements, NJRCEV owns 79.5 acres of land in Vineland, New Jersey for its Vineland solar project. NJRCEV owns solar panels with a total of 149.7 MW of capacity.

NJRCEV is also party to various land lease agreements and easements, which allow for the installation, operation and maintenance of wind turbines, associated electric collection facilities, substations, operation and maintenance buildings and access to the various properties. As of September 30, 2016, NJRCEV owns the following wind projects:

•	a $20.3 million, 9.7 MW project in Two Dot, Montana;

•	a $42.1 million, 20 MW project in Carroll County, Iowa;

•	an $84.9 million, 50.7 MW project in Rush County, Kansas;

•	a $3.7 million, 6.3 MW project in Carbon County, Wyoming; and

•	an $84 million, 39.9 MW project in Somerset County, Pennsylvania that is currently under construction and is expected to be completed in the first quarter of fiscal 2017.

In addition to the lease agreements and easements, NJRCEV owns 1.8 acres, 7.14 acres and 9 acres of land for its Carroll County, Rush County and Somerset County wind projects, respectively. NJRCEV also owns a building on .16 acres in Rush County, Kansas that is used for operation and maintenance purposes.

NJRCEV leases office space in Wall Township, New Jersey.

Energy Services Segment

As of September 30, 2016, NJRES leases office space in Wall Township, New Jersey, as well as Houston, Texas and Charlotte, North Carolina for its business activities.

New Jersey Resources Corporation
Part I

ITEM 2. PROPERTIES (Continued)

Midstream Segment

As of September 30, 2016, Steckman Ridge owned and/or leased storage rights on approximately 6,300 acres of land in Bedford County, Pennsylvania, with a FERC-regulated natural gas storage facility with up to 12 Bcf of working gas capacity. Equipment on the property includes a compressor station, gathering pipelines and pipeline interconnections. As of September 30, 2016, PennEast owned 74 acres of land in Carbon County, Pennsylvania and 58.7 acres of land in Mercer County, New Jersey.

All Other Business Operations

As of September 30, 2016, CR&R’s real estate portfolio consisted of 35 acres of undeveloped land in Atlantic County with a net book value of $1.4 million. CR&R also owns a 56,400-square-foot office building on five acres of land in Monmouth County with a net book value of $7.7 million, which the Company has committed to sell and has reclassified as held for sale as of September 30, 2016. In December 2015, CR&R sold approximately 18.61 acres of additional undeveloped land located in Atlantic County with a net book value of $736,000.

NJRHS leases service centers in Dover, Morris County and Wall, Monmouth County, New Jersey.

Capital Expenditure Program

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of anticipated fiscal 2017 and 2018 capital expenditures as applicable to NJR’s business segments and business operations.

ITEM 3. LEGAL PROCEEDINGS

Manufactured Gas Plant Remediation

NJNG is responsible for the remedial cleanup of five MGP sites, dating back to gas operations in the late 1800s and early 1900s, which contain contaminated residues from former gas manufacturing operations. NJNG is currently involved in administrative proceedings with the NJDEP, and is participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted, under Administrative Consent Orders or Memoranda of Agreement with the NJDEP.

NJNG may recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In May 2015, the BPU approved NJNG’s September 2014 filing, which requested approval of its MGP expenditures incurred through June 2014 with recovery of $8.5 million annually related to the SBC RA factor with rates effective June 2015. On June 29, 2016, the BPU approved NJNG’s December 2015 filing, which requested approval of its MGP expenditures incurred through June 30, 2015 with recovery of $9.4 million annually related to the SBC RA factor with rates effective July 9, 2016. As of September 30, 2016, $19.6 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets.

NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $143.9 million to $231.6 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of September 30, 2016, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $172 million on the Consolidated Balance Sheets, based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The Company’s Executive Officers and their age, position and business experience during the past five years are set forth below.

Name	Age	Officer since	Office held during last five years
Laurence M. Downes	59	1986	Chairman of the Board (September 1996 - present) President and Chief Executive Officer (July 1995 - present)
Kathleen T. Ellis	63	2004
Executive Vice President, Policy and Strategic Development, NJR (October 2016 - present)
Executive Vice President and Chief Operating Officer, NJNG (February 2008 - September 2016)
Senior Vice President, Corporate Affairs (December 2004 - present)

Glenn C. Lockwood	55	1990	Executive Vice President (January 2011 - present) Chief Financial Officer (September 1995 - December 2015)
Patrick J. Migliaccio	42	2013
Senior Vice President (January 2016 - present)
Chief Financial Officer (January 2016 - present)
Vice President, Finance and Accounting (November 2014 - December 2015)
Treasurer (August 2013 - May 2015)
Corporate Controller (January 2012 - August 2013)
Controller of Unregulated Operations (April 2009 - January 2012)

Mariellen Dugan	50	2005	Senior Vice President and Chief Operating Officer, NJNG (October 2016 - present) Senior Vice President and General Counsel (February 2008 - September 2016)
Stephen Westhoven	48	2004	Senior Vice President and Chief Operating Officer, NJRES and NJRCEV (October 2016 - present) Senior Vice President, NJRES (May 2010 - September 2016)
Stanley M. Kosierowski	64	2008	President, NJRHS (May 2010 - present) President, NJRCEV (May 2010 - September 2016)
Amanda Mullan	50	2015
Vice President and Chief Human Resources Officer (April 2015 - present)
Senior Vice President of HR, N. America, Willis Group Holdings, a risk management and insurance intermediary (April 2012 - April 2015)
Senior Vice President of HR, Dun & Bradstreet, a business services company (July 2009 - April
2012)

Jacqueline Shea	52	2016	Vice President and Chief Information Officer (June 2016 - present) Chief Information Officer, Godiva Chocolatier, a manufacturer of premium fine chocolates and related products (March 2011 - May 2016)

New Jersey Resources Corporation
Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

NJR’s Common Stock is traded on the New York Stock Exchange under the ticker symbol NJR. As of September 30, 2016, NJR had 45,679 holders of record of its common stock.

NJR’s common stock high and low sales prices and dividends paid per share were as follows:

	2016		2015		Dividends Paid
	High	Low	High	Low	2016	2015
Fiscal Quarter
First	$34.07	$28.02	$32.15	$24.65	$0.240	$0.225
Second	$36.85	$32.32	$33.73	$28.73	$0.240	$0.225
Third	$38.56	$33.91	$32.05	$26.77	$0.240	$0.225
Fourth	$38.92	$32.27	$30.07	$26.89	$0.255	$0.225

On January 20, 2015, NJR’s Board of Directors approved a 2-for-1 stock split of the Company’s common stock for the Company’s holders of record on February 6, 2015. The additional shares were issued on March 3, 2015. All share-related information for prior periods has been retroactively adjusted throughout this report to reflect the effects of the stock split. Common stock and premium on common stock amounts have also been adjusted as of the earliest period presented on the Consolidated Balance Sheets.

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

The following table sets forth NJR’s repurchase activity for the quarter ended September 30, 2016:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
7/01/16 - 7/31/16	—	$—	—	2,627,953
8/01/16 - 8/31/16	—	$—	—	2,627,953
9/01/16 - 9/30/16	91,900	$32.82	91,900	2,536,053
Total	91,900	$32.82	91,900	2,536,053

New Jersey Resources Corporation
Part II

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL STATISTICS

(Thousands, except per share data)
Fiscal Years Ended September 30,	2016	2015	2014	2013	2012
SELECTED FINANCIAL DATA
Operating revenues	$1,880,905	$2,733,987	$3,738,145	$3,198,068	$2,248,923
Gas purchases	$1,352,686	$2,085,645	$3,139,525	$2,712,223	$1,841,408
Net income	$131,672	$180,960	$141,970	$114,809	$92,879
Total assets	$3,727,082	$3,284,357	$3,125,388	$3,001,414	$2,766,827
Common stock equity	$1,166,591	$1,106,956	$966,166	$887,384	$813,865
Long-term debt (1)	$1,063,550	$843,595	$598,209	$512,886	$525,169

COMMON STOCK DATA
Earnings per share-basic	$1.53	$2.12	$1.69	$1.38	$1.12
Earnings per share-diluted	$1.52	$2.10	$1.67	$1.37	$1.12
Dividends declared per share	$0.975	$0.915	$0.855	$0.810	$0.770

NON-GAAP RECONCILIATION
Net income	$131,672	$180,960	$141,970	$114,809	$92,879
Add:
Unrealized loss (gain) on derivative instruments and related transactions	46,883	(38,681)	28,534	(9,418)	35,790
Tax effect	(17,018)	14,391	(10,492)	3,462	(13,159)
Effects of economic hedging related to natural gas inventory	(36,816)	(8,225)	26,639	7,635	(4,891)
Tax effect	13,364	3,058	(9,794)	(2,807)	1,798
Net financial earnings (2)	$138,085	$151,503	$176,857	$113,681	$112,417

Basic earnings per share	1.53	2.12	1.69	1.38	1.12
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.55	(0.45)	0.34	(0.11)	0.43
Tax effect	(0.20)	0.17	(0.13)	0.04	(0.16)
Effects of economic hedging related to natural gas inventory	(0.43)	(0.10)	0.32	0.09	(0.06)
Tax effect	0.16	0.04	(0.12)	(0.04)	0.02
Net financial earnings per share-basic (2)	$1.61	$1.78	$2.10	$1.36	$1.35

Diluted earnings per share	$1.52	$2.10	$1.67	$1.37	$1.12
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.54	(0.45)	0.34	(0.11)	0.42
Tax effect	(0.20)	0.17	(0.12)	0.04	(0.15)
Effects of economic hedging related to natural gas inventory	(0.42)	(0.10)	0.31	0.09	(0.06)
Tax effect	0.15	0.04	(0.12)	(0.03)	0.02
Net financial earnings per share-diluted (2)	$1.59	$1.76	$2.08	$1.36	$1.35

(1)	Includes long-term capital leases of $30.7 million, $35.7 million, $40.4 million, $43 million and $46.1 million, respectively.

(2)
NFE is a financial measure not calculated in accordance with GAAP. NFE eliminates the timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of economic hedges associated with the physical sale or purchase of gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the related derivative instruments. For further discussion of this financial measure, see the Energy Services segment in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Jersey Resources Corporation
Part II

ITEM 6. SELECTED FINANCIAL DATA (Continued)

NJNG OPERATING STATISTICS

Fiscal Years Ended September 30,	2016	2015	2014	2013	2012
Operating revenues ($ in thousands)
Residential	$345,597	$466,464	$469,831	$467,269	$363,780
Commercial, industrial and other	80,994	106,505	110,740	99,736	85,870
Firm transportation	69,696	77,974	86,131	73,745	60,599
Total residential and commercial	496,287	650,943	666,702	640,750	510,249
Interruptible	8,867	10,049	9,384	9,066	9,124
Total system	505,154	660,992	676,086	649,816	519,373
BGSS incentive programs	89,192	120,978	143,329	138,171	108,340
Total operating revenues	$594,346	$781,970	$819,415	$787,987	$627,713
Throughput (Bcf)
Residential	36.9	45.9	43.1	38.3	32.9
Commercial, industrial and other	7.3	9.6	8.2	7.5	6.5
Firm transportation	14.1	16.0	17.7	15.2	11.2
Total residential and commercial	58.3	71.5	69.0	61.0	50.6
Interruptible	61.5	47.1	10.5	10.9	10.3
Total system	119.8	118.6	79.5	71.9	60.9
BGSS incentive programs	216.7	222.4	180.8	141.5	99.6
Total throughput	336.5	341.0	260.3	213.4	160.5
Customers at year-end
Residential	448,273	437,979	422,742	408,399	423,871
Commercial, industrial and other	26,218	25,541	24,684	24,302	24,985
Firm transportation	46,608	48,673	56,777	64,651	51,213
Total residential and commercial	521,099	512,193	504,203	497,352	500,069
Interruptible	34	35	37	41	42
BGSS incentive programs	30	24	34	38	32
Total customers at year-end	521,163	512,252	504,274	497,431	500,143
Interest coverage ratio (1)	8.97	9.57	10.24	10.82	10.85
Average therm use per customer
Residential	824	1,049	1,020	937	775
Commercial, industrial and other	11,378	9,799	4,466	3,773	3,675
Degree days	3,867	5,015	5,080	4,664	3,698
Weather as a percent of normal (2)	82.5%	108.3%	109.6%	99.9%	77.9%
Number of employees	670	649	626	611	611

(1)	NJNG’s income from operations divided by interest expense.

(2)	Normal heating degree days are based on a 20-year average, calculated based upon three reference areas representative of NJNG’s service territory.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Forward-looking and Cautionary Statements

From time to time, we may make statements that may constitute “forward-looking statements” within the meaning of the “safe-harbor” provisions of Section 27A of the Securities and Exchange Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These statements are based on our then-current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. Information concerning forward-looking statements is set forth on page 3 of this annual report and is incorporated herein. A detailed discussion of risk and uncertainties that could cause actual results to differ materially from such forward-looking statements is included in Item 1A. Risk Factors and are incorporated herein. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

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

NJNG’s BGSS requires it to project its annual natural gas costs and provides the ability, subject to BPU approval, to recover or refund the difference, if any, of such actual costs compared with the projected costs included in prices through a BGSS charge to customers. Any underrecovery or overrecovery is recorded as a regulatory asset or liability on the Consolidated Balance Sheets and reflected in the BGSS charge to customers in subsequent years.

As recovery of regulatory assets is subject to BPU approval, if there are any changes in future regulatory positions that indicate recovery of all or a portion of a regulatory asset is not probable, the related cost would be charged to income in the period of such determination. On November 13, 2015, NJNG filed a base rate petition with the BPU to increase its base tariff rates in the amount of $147.6 million, which was revised on July 20, 2016, to $112.9 million. On September 23, 2016, the BPU approved the increase in base tariff rates in the amount of $45 million, effective October 1, 2016. There were no changes to the amounts NJNG has recognized in regulatory assets as a result of the settlement of its base rate petition.

Derivative Instruments

We record our derivative instruments held as assets and liabilities at fair value on the Consolidated Balance Sheets. In addition, since we choose not to designate any of our physical and financial natural gas commodity derivatives as accounting hedges, changes in the fair value of NJRES’ commodity derivatives are recognized in earnings, as they occur, as a component of operating revenues or gas purchases on the Consolidated Statements of Operations. Changes in the fair value of foreign exchange contracts that NJRES utilizes as cash flow hedges are recorded to AOCI, a component of stockholders’ equity, and reclassified to gas purchases on the Consolidated Statements of Operations when they settle.

The fair value of derivative instruments is determined by reference to quoted market prices of listed exchange-traded contracts, published price quotations, pipeline tariff information and/or a combination of those items. NJRES’ portfolio is valued using the most current and reasonable market information. If the price underlying a physical commodity transaction does not represent a visible and liquid market, NJRES may utilize additional published pipeline tariff information and/or other services to determine

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

an equivalent market price. As of September 30, 2016, fair value of its derivative assets and liabilities reported on the Consolidated Balance Sheets that is based on such pricing is immaterial.

Should there be a significant change in the underlying market prices or pricing assumptions, NJRES may experience a significant impact on its financial position, results of operations and cash flows. Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risks for sensitivity analysis related to the impact to derivative fair values resulting from changes in commodity prices. The valuation methods NJR uses to determine fair values remained consistent for fiscal 2016, 2015 and 2014. NJR applies a discount to its derivative assets to factor in an adjustment associated with the credit risk of its physical natural gas counterparties and to its derivative liabilities to factor in an adjustment associated with its own credit risk. NJR determines this amount by using historical default probabilities corresponding to the appropriate S&P issuer ratings. Since the majority of NJR’s counterparties are rated investment grade, this results in an immaterial credit risk adjustment.

Gains and losses associated with derivatives utilized by NJNG to manage the price risk inherent in its natural gas purchasing activities are recoverable through its BGSS, subject to BPU approval. Accordingly, the offset to the change in fair value of these derivatives is recorded as either a regulatory asset or liability on the Consolidated Balance Sheets.

NJRCEV hedges certain of its expected production of SRECs through forward and futures contracts. NJRCEV intends to physically deliver all SRECs it sells and recognizes SREC revenue as operating revenue on the Consolidated Statements of Operations upon delivery of the underlying SREC.

We have not designated any derivatives as fair value hedges as of September 30, 2016 and 2015.

Income Taxes and Credits

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We use the asset and liability method to determine and record deferred tax assets, representing future tax benefits, and deferred tax liabilities, representing future taxes payable, resulting from the differences between the financial reporting amount and the corresponding tax basis of the assets and liabilities using the enacted rates expected to be in effect at the time the differences are settled. An offsetting valuation allowance is recorded when it is more likely than not some or all of the deferred income tax assets won’t be realized. NJR had net deferred tax liabilities of $464.6 million and $436.5 million, and a valuation allowance of $262,000 and $176,000 related to certain deferred state tax assets, as of September 30, 2016 and 2015, respectively. Any significant changes to the estimates and judgments with respect to the interpretations, timing or deductibility could result in a material change on earnings and cash flows.

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

Accounting guidance requires that we establish reserves for uncertain tax positions when it is more likely than not that the positions will not be sustained when challenged by taxing authorities. We have no reason to believe that we have any future obligations associated with unrecognized tax benefits, therefore, as of September 30, 2016 and 2015, we have not recorded any liabilities related to uncertain tax positions. Any significant changes to the estimates and judgments with respect to the interpretations, timing or deductibility could result in a material change on earnings and cash flows.

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

Changes to the federal statutes related to ITCs and PTCs, which have the effect of reducing or eliminating the credits, could have a negative impact on earnings and cash flows.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Environmental Costs

At the end of each fiscal year, NJNG, with the assistance of an independent consulting firm, updates the environmental review of its MGP sites, including its potential liability for investigation and remedial action. From this review, NJNG estimates expenditures necessary to remediate and monitor these MGP sites. As of September 30, 2016, NJNG estimated these expenditures will range from approximately $143.9 million to $231.6 million. NJNG’s estimate of these liabilities is developed from then currently available facts, existing technology and current laws and regulations.

In accordance with accounting standards for contingencies, NJNG’s policy is to record a liability when it is probable that the cost will be incurred and can be reasonably estimated. NJNG will determine a range of liabilities and will record the most likely amount. If no point within the range is more likely than any other, NJNG will accrue the lower end of the range. Since we believe that recovery of these expenditures, as well as related litigation costs, is possible through the regulatory process, we have recorded a regulatory asset corresponding to the related accrued liability. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $172 million on the Consolidated Balance Sheets, which is based on the most likely amount.

The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay, as well as the potential impact of any litigation and any insurance recoveries. As of September 30, 2016 and 2015, $19.6 million and $18.9 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds received, are included in regulatory assets on the Consolidated Balance Sheets, respectively.

If there are changes in the regulatory position surrounding these costs, or should actual expenditures vary significantly from estimates in that these costs are disallowed for recovery by the BPU, such costs would be charged to income in the period of such determination.

Postemployment Employee Benefits

NJR’s costs of providing postemployment employee benefits are dependent upon numerous factors, including actual plan experience and assumptions of future experience. Postemployment employee benefit costs are impacted by actual employee demographics including age, compensation levels and employment periods, the level of contributions made to the plans, changes in long-term interest rates and the return on plan assets. Changes made to the provisions of the plans or healthcare legislation may also impact current and future postemployment employee benefit costs. Postemployment employee benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, changes in mortality tables, health care cost trends and discount rates used in determining the PBO. In determining the PBO and cost amounts, assumptions can change from period to period and could result in material changes to net postemployment employee benefit periodic costs and the related liability recognized by NJR.

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

The following is a summary of a sensitivity analysis for each actuarial assumption:

Pension Plans
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(40,826)	$(3,638)
Discount rate	(1.00)%	$52,041	$4,430
Rate of return on plan assets	1.00%	n/a	$(2,224)
Rate of return on plan assets	(1.00)%	n/a	$2,224

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Other Postemployment Benefits
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(25,428)	$(2,277)
Discount rate	(1.00)%	$33,283	$2,856
Rate of return on plan assets	1.00%	n/a	$(569)
Rate of return on plan assets	(1.00)%	n/a	$569

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Health care cost trend rate	1.00%	$28,803	$4,083
Health care cost trend rate	(1.00)%	$(22,862)	$(3,607)

Effective October 1, 2016, the Company changed its approach used to measure the service and interest cost components of its net periodic benefit costs. Previously, the Company estimated service cost and interest cost based on a single weighted-average discount rate from the yield curve used to measure its projected benefit obligation. Effective October 1, 2016, the Company will determine its service and interest cost based upon duration specific spot rates that are aligned to each year’s future benefit payments. Under the new approach, net periodic benefit costs will be lower during periods of low interest rates and upward-sloping yield curves. Conversely, in a downward sloping-yield curve environment, costs could increase. Based on the yield curve NJR used to measure its projected benefit obligation as of September 30, 2016, NJR estimates that its net periodic benefit costs will decrease approximately $3.2 million during fiscal 2017 under the new approach. Refer to Note 10. Employee Benefit Plans in the accompanying Consolidated Financial Statements, for a further discussion of NJR’s change in method.

Asset Retirement Obligations

We recognize AROs related to the costs associated with cutting and capping NJNG’s main and service gas distribution mains, which is required by New Jersey law when taking such gas distribution mains out of service. We also recognize AROs associated with NJRCEV’s solar and wind assets when there are decommissioning provisions in lease agreements that require removal of the asset at the end of the lease term.

AROs are initially recognized when the legal obligation to retire an asset has been incurred and a reasonable estimate of fair value can be made. The discounted fair value is recognized as an ARO liability with a corresponding amount capitalized as part of the carrying cost of the underlying asset. The obligation is subsequently accreted to the future value of the expected retirement cost and the corresponding asset retirement cost is depreciated over the life of the related asset. Accretion expense associated with NJRCEV’s ARO is recognized as a component of operations and maintenance expense on NJR’s Consolidated Statements of Operations. Prior to October 1, 2016, accretion amounts associated with NJNG’s ARO were not reflected as an expense, but rather were deferred as a regulatory asset and netted against NJNG’s regulatory liabilities, for presentation purposes. Through NJNG’s new base rates settlement, effective October 1, 2016, accretion is recognized as part of its depreciation expense and the corresponding regulatory asset and liability will be shown gross on the Consolidated Balance Sheets.

Estimating future removal costs requires management to make significant judgments because most of the removal obligations span long time frames and removal may be conditioned upon future events. Asset removal technologies are also constantly changing, which makes it difficult to estimate removal costs. Accordingly, inherent in the estimate of our AROs are various assumptions including the ultimate settlement date, expected cash outflows, inflation rates, credit-adjusted risk-free rates and consideration of potential outcomes where settlement of the ARO can be conditioned upon events. In the latter case, we develop possible retirement scenarios and assign probabilities based on management’s reasonable judgment and knowledge of industry practice. Accordingly, AROs are subject to change.

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies in the accompanying Consolidated Financial Statements for discussion of recently issued accounting standards.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Management’s Overview

Consolidated

NJR is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in the United States and Canada, through its subsidiaries NJNG and NJRES. In addition, we invest in clean energy projects, midstream assets and provide various repair, sales and installations services. A more detailed description of our organizational structure can be found in Item 1. Business.

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
Energy Services (NJRES)
Unregulated Wholesale Energy Services
Optimization of Natural Gas Transportation
Optimization of Natural Gas Storage
Producer Services
Asset Management
Midstream (NJR Midstream)
Equity Investments
Natural Gas Transportation
Natural Gas Storage

In addition to the four business segments noted above, we have non-utility operations that either provide corporate support services or do not meet management’s criteria to be treated as a separate business segment. These operations, which comprise Home Services and Other, include: appliance repair services, sales and installations at NJRHS; energy-related ventures at NJR Energy and commercial real estate holdings at CR&R.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A summary of our consolidated results in net income and assets by business segment and operations for the fiscal years ended September 30, is as follows:

($ in thousands)	2016		2015		2014
	Net Income	Assets	Net Income	Assets	Net Income	Assets
Natural Gas Distribution	$76,104	$2,525,060	$76,287	$2,305,293	$74,204	$2,142,407
Clean Energy Ventures	28,393	665,696	20,101	504,885	12,654	380,275
Energy Services	14,265	327,626	72,044	260,021	44,394	437,708
Midstream	9,406	186,259	9,780	182,007	7,498	153,891
Home Services and Other	2,882	110,340	3,420	88,880	2,798	77,578
Intercompany (1)	622	(87,899)	(672)	(56,729)	422	(66,471)
Total	$131,672	$3,727,082	$180,960	$3,284,357	$141,970	$3,125,388

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Net Income

The primary drivers of the changes noted above, which are described in more detail in the individual segment discussions, are discussed below.

The decrease in net income of $49.3 million during fiscal 2016, compared with fiscal 2015, was primarily driven by a decrease at NJRES of $57.8 million related to lower gross margin due primarily to a decrease of $59.7 million related to changes in the value of financial hedges. The decrease was partially offset by an increase of $8.3 million at NJRCEV due primarily to operating revenue related to higher SREC and energy and capacity sales, partially offset by increased costs related to depreciation, O&M and interest expense.

The increase in net income during fiscal 2015, compared with fiscal 2014, was primarily driven by higher gross margin at NJRES due to an increase in volumes purchased and sold, an increase related to changes in the value of financial hedges, increased SREC market prices, sales volumes and sales of energy and capacity, as well as an increase in ITCs and PTCs at NJRCEV, increased utility firm gross margin at NJNG resulting primarily from customer growth and increased storage service revenue and demand for hub services at Steckman Ridge.

Assets

The increase in assets during fiscal 2016 compared with fiscal 2015, was due primarily to additional utility plant expenditures at NJNG and additional solar expenditures at NJRCEV, as well as increased broker margin and gas in storage at NJRES. The increase in assets during fiscal 2015 compared with fiscal 2014, was due primarily to additional solar and wind expenditures at Clean Energy Ventures and utility plant expenditures at our Natural Gas Distribution segment, offset by decreases in gas in storage and accounts receivable at Energy Services due primarily to lower commodity prices.

Non-GAAP Financial Measures

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating the operating results of the Company. NJRES economically hedges its natural gas inventory with financial derivative instruments. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of the economic hedges with the physical sale of gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. To the extent the Company utilizes forwards, futures, or other derivatives to hedge forecasted SREC production, unrealized gains and losses are also eliminated for NFE purposes.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

(Thousands)	2016	2015	2014
Net income	$131,672	$180,960	$141,970
Add:
Unrealized loss (gain) on derivative instruments and related transactions	46,883	(38,681)	28,534
Tax effect	(17,018)	14,391	(10,492)
Effects of economic hedging related to natural gas inventory (1)	(36,816)	(8,225)	26,639
Tax effect	13,364	3,058	(9,794)
Net financial earnings	$138,085	$151,503	$176,857

Basic earnings per share	$1.53	$2.12	$1.69
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.55	(0.45)	0.34
Tax effect	(0.20)	0.17	(0.13)
Effects of economic hedging related to natural gas inventory (1)	(0.43)	(0.10)	0.32
Tax effect	0.16	0.04	(0.12)
Basic net financial earnings per share	$1.61	$1.78	$2.10

(1)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by business segment and other operations for the fiscal years ended September 30, discussed in more detail within the operating results sections of each segment, is summarized as follows:

(Thousands)	2016		2015		2014
Natural Gas Distribution	$76,104	55%	$76,287	51%	$74,204	42%
Clean Energy Ventures	28,393	20	20,101	13	12,654	7
Energy Services	21,934	16	42,122	28	79,735	45
Midstream	9,406	7	9,780	6	7,498	4
Home Services and Other	2,882	2	3,420	2	2,798	2
Eliminations (1)	(634)	—	(207)	—	(32)	—
Total	$138,085	100%	$151,503	100%	$176,857	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in NFE during fiscal 2016, compared with fiscal 2015, was driven primarily by decreased financial margin at NJRES due primarily to lower volatility and narrower price spreads resulting from the record warm winter weather primarily across the eastern United States, partially offset by lower taxes and O&M, partially offset by higher NFE at NJRCEV due primarily to increase in SREC and energy sales.

The decrease in NFE during fiscal 2015, compared with fiscal 2014, was driven primarily by a decrease at NJRES due primarily to lower financial margin. Fiscal 2014 experienced extreme cold weather patterns across the United States, especially in the Midwest, which created market volatility that did not recur to the same degree in fiscal 2015. The decrease was partially offset by higher NFE at NJRCEV, NJNG and our Midstream segment, due to the same factors as previously discussed in the net income section.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey to approximately 521,200 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. These risks include, but are not limited to, adverse economic conditions, customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In addition, NJNG’s business is seasonal by nature, as weather conditions directly influence the volume of natural gas delivered to customers on an annual basis. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. As a result, NJNG receives most of its natural gas distribution revenues during the first and second fiscal quarters and is subject to variations in earnings and working capital during the year.

As a regulated company, NJNG is required to recognize the impact of regulatory decisions on its financial statements. See Note 3. Regulation in the accompanying Consolidated Financial Statements for a more detailed discussion on regulatory actions, including filings related to programs and associated expenditures, as well as rate requests related to recovery of capital investments and operating costs.

NJNG’s operations are managed with the goal of providing safe and reliable service, growing its customer base, diversifying its gross margin, promoting clean energy programs and mitigating the risks discussed above through several key initiatives, including:

•
earning a reasonable rate of return on the investments in its natural gas distribution and transmission businesses, as well as timely recovery of all prudently incurred costs to provide safe and reliable service throughout NJNG’s territory:

•	continuing to invest in the safety and integrity of its infrastructure;

•	managing its customer growth rate, which NJNG expects will be approximately 1.6 percent annually through fiscal 2018;

•	maintaining a collaborative relationship with the BPU on regulatory initiatives, including:

-    planning and authorization of infrastructure investments;

-    pursuing rate and regulatory strategies to stabilize and decouple margin, including CIP;

-    utilizing BGSS incentive programs through BPU-approved mechanisms to reduce gas costs and generate margin; and

-    administering and promoting NJNG’s BPU-approved SAVEGREEN Project;

•	managing the volatility of wholesale natural gas prices through a hedging program designed to keep customers’ BGSS rates as stable as possible; and

•	working with the NJDEP and BPU to manage its financial obligations related to remediation activities associated with its former MGP sites.

Base Rate Case

On November 13, 2015, NJNG filed a base rate case petition with the BPU, requesting an increase in base rates in the amount of $147.6 million, which was revised on July 20, 2016 to $112.9 million. On September 23, 2016, the BPU’s decision and order approved the following:

•
an increase in base rates in the amount of $45 million. The base rate increase includes a return on common equity of 9.75 percent, a common equity ratio of 52.5 percent and an increase in the overall depreciation rate from 2.34 percent to 2.4 percent;

•
the rate mechanism for recovery of SAFE I capital investments and a five-year extension of SAFE II, effective October 1, 2016. The estimated cost for SAFE II extension, excluding AFUDC, is approximately $200 million and related costs to be recovered on an accelerated basis are approximately $157.5 million. As a condition of the extension approval, NJNG is required to file a base rate case no later than November 2019;

•
rate recovery of NJ RISE capital investment costs through June 30, 2016, and the filing for recovery of future NJ RISE capital investment costs to be recovered, will occur in conjunction with SAFE II, commencing with the rate recovery filing to be submitted in March 2017;

•	recovery of NJNG’s NGV and LNG plant investments; and

•	recovery of other costs previously deferred in regulatory assets over seven years.

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

Below is a summary of NJNG’s capital expenditures, including accruals and estimates for expected investments over the next two fiscal years:
Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory oversight, environmental regulations, unforeseen events and the ability to access capital.

SAFE and NJ RISE

NJNG continues to implement BPU-approved infrastructure projects that are designed to enhance the reliability and integrity of NJNG’s gas distribution system.

NJNG has implemented SAFE I, which permitted NJNG to invest up to $130 million, exclusive of AFUDC, to replace portions of its natural gas distribution infrastructure, consisting of unprotected steel and cast iron, over a four-year period. As of December 31, 2015, NJNG completed the removal of all cast iron mains throughout its entire service territory. SAFE I was authorized by the BPU to earn an overall weighted average cost of capital of 6.9 percent, with a return on equity of 9.75 percent. The BPU approved recovery of SAFE I capital investments through September 30, 2016, and approved the extension of SAFE II for an additional five years to replace the remaining unprotected steel mains and services from its natural gas distribution system at an estimated cost of approximately $200 million, excluding AFUDC. The cost recovery methodology for the $157.5 million associated with the extension of SAFE II was approved in NJNG’s new base rates. Recovery of the remaining costs will be requested in a future filing.

The BPU approved the recovery of NJNG’s NJ RISE capital infrastructure program, which consists of six capital investment projects estimated to cost $102.5 million, excluding AFUDC, for gas distribution storm hardening and mitigation projects, along with associated depreciation expense. These system enhancements are intended to minimize service impacts during extreme

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

weather events to customers that live in the most storm prone areas of NJNG’s service territory. On October 15, 2015, the BPU approved a base rate increase that resulted in a .07 percent increase to the average residential heat customer’s bill. The increase, effective November 1, 2015, recovered investments through July 31, 2015 and earned a weighted average cost of capital of 6.74 percent, including a return on equity of 9.75 percent. Recovery of NJ RISE investments through June 30, 2016, is included in NJNG’s new base rates effective October 1, 2016. Requests for recovery of future NJ RISE capital investment costs will be in conjunction with SAFE II, commencing with the rate recovery filing to be submitted in March 2017 with a weighted cost of capital of 6.9 percent including a return on equity of 9.75 percent.

NGV Advantage

In June 2012, the BPU approved a pilot program for NJNG to invest up to $10 million to build NGV refueling stations. In addition, the BPU approved a deferred accounting methodology related to the NGV investment costs consistent with NJNG’s SAFE I. The NGV program was authorized by the BPU to earn an overall weighted average cost of capital of 7.1 percent, including a return on equity of 10.3 percent. A portion of the proceeds from the utilization of the compressed natural gas equipment, along with any available federal and state incentives, will be credited back to customers to offset a portion of the cost of the NGV investment. As of September 30, 2016, NJNG has opened all three of its NGV stations to the public and is recovering its costs through base rates effective October 1, 2016.

Liquefaction/LNG

In June 2016, NJNG’s Liquefaction facility became operational and allows NJNG to convert natural gas into LNG to fill NJNG’s existing LNG storage tanks. Costs for this project along with other plant upgrades were approximately $36.5 million and are being recovered through NJNG’s new base rates effective October 1, 2016.

Southern Reliability Link

The SRL is an approximate 30-mile, 30-inch transmission main designed to support improved system reliability and integrity in the southern portion of NJNG’s service territory, estimated to cost between $175 million and $180 million. The capital investment costs associated with the SRL were initially included for recovery in NJNG’s base rate case petition, filed with the BPU on November 13, 2015. On January 27, 2016, the BPU issued an order approving NJNG’s proposed SRL pipeline installation, operation and route selection, as modified by NJNG, including specific requirements regarding permitting, safety and integrity assessment. On March 18, 2016, the BPU issued an order designating the SRL route and exempting the SRL from municipal land use ordinances, regulations, permits and license requirements. The two BPU orders have been appealed by third parties. We believe that they will be upheld on appeal. On May 4, 2016, NJNG supplemented its base rate case testimony supporting its November 2015 petition, which amended the accounting treatment for the SRL investments and noted that the project would not be completed by December 31, 2016. As construction has not yet commenced, rate treatment for SRL was not included in NJNG’s new base rates. NJNG expects to request rate treatment in a future rate proceeding.

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

NJNG’s total customers as of September 30, include the following:

	2016	2015	2014
Firm customers
Residential	448,273	437,979	422,742
Commercial, industrial & other	26,218	25,541	24,684
Residential transport	36,292	38,424	46,282
Commercial transport	10,316	10,249	10,495
Total firm customers	521,099	512,193	504,203
Other	64	59	71
Total customers	521,163	512,252	504,274

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

During fiscal 2016, NJNG added 8,170 new customers, which represents a new customer growth rate of approximately 1.6 percent. During that same time period, NJNG converted 644 existing customers to natural gas heat and other services. This customer growth, as well as commercial customers who switched from interruptible to firm natural gas service, will contribute approximately $5.4 million annually to utility gross margin. NJNG also added 7,858 and 7,599 new customers and converted 636 and 627 existing customers to natural gas heat and other services during the fiscal years ended September 30, 2015 and 2014, respectively.

In addition, NJNG currently expects to add approximately 24,000 to 27,000 new customers during the three-year period of fiscal 2017 to 2019. Based on information from municipalities and developers, as well as external industry analysts and management’s experience, NJNG estimates that approximately 53 percent of the growth will come from new construction markets and 47 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG’s base rates by approximately $5 million annually, as calculated under NJNG’s CIP tariff. See the Natural Gas Distribution Operating Results section that follows for a definition and further discussion of utility gross margin.

SAVEGREEN

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives, that are designed to encourage the installation of high efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two to 10-year period through a tariff rider mechanism. On July 22, 2015, the BPU approved NJNG’s petition filed in December 2014, allowing the extension of SAVEGREEN through July 31, 2017, with an additional $75.2 million in investments and a weighted average cost of capital of 6.69 percent.

On April 15, 2016, NJNG filed a petition requesting an extension through December 31, 2018, which the BPU approved on June 29, 2016. On October 31, 2016, the BPU approved NJNG’s filing to maintain the existing SAVEGREEN recovery rate.

Since inception, the BPU has approved total SAVEGREEN investments of approximately $219.3 million, of which $136.6 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $20 million. On January 27, 2016, the BPU approved NJNG’s July 2015 petition to maintain its existing SAVEGREEN recovery rate. The recovery includes a weighted average cost of capital that ranges from 6.69 percent, with a return on equity of 9.75 percent, to 7.76 percent, with a return on equity of 10.3 percent.

Conservation Incentive Program

The CIP facilitates normalizing NJNG’s utility gross margin for variances not only due to weather but also for other factors affecting customer usage, such as conservation and energy efficiency. Recovery of utility gross margin for the non-weather variance through the CIP is limited to the amount of certain gas supply cost savings achieved and is subject to an annual earnings test. An annual review of the CIP must be filed by June 1, coincident with NJNG’s annual BGSS filing, during which NJNG can request rate changes to the CIP. In May 2014, the BPU approved the continuation of the CIP program with no expiration date; however, it is subject to review in the 2017 CIP rate filing. Refer to Note 3. Regulation - BGSS and CIP in the accompanying Consolidated Financial Statements, for a discussion of CIP rate actions.

NJNG’s total utility firm gross margin includes the following adjustments related to the CIP mechanism:

(Thousands)	2016	2015	2014
Weather (1)	$27,546	$(9,268)	$(10,396)
Usage	10,420	3,132	6,580
Total	$37,966	$(6,136)	$(3,816)

(1)	Compared with the CIP 20-year average, weather was 17.5 percent warmer-than-normal during fiscal 2016, and 8.3 percent and 9.6 percent colder-than-normal during 2015 and 2014, respectively.

As of September 30, 2016, NJNG has $37 million in regulatory assets related to CIP to be collected from customers in future periods on the Consolidated Balance Sheets. As of September 30, 2015, NJNG had $5.2 million in regulatory liabilities related to CIP to be returned to customers in future periods, on the Consolidated Balance Sheets.

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

Natural gas commodity prices may experience high volatility as shown in the graph below, which illustrates the daily natural gas prices(1) in the Northeast market region, also known as Tetco M-3:
(1) Data source from Platts, a division of McGraw Hill Financial.

The maximum daily price was $4.74, $21.09 and $81.30 and the minimum daily price was $0.67, $0.77 and $1.61 for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BGSS

Recovery of natural gas costs

NJNG’s cost of natural gas is passed through to our customers, without markup, by applying NJNG’s authorized BGSS rate to actual therms delivered. There is no utility gross margin associated with BGSS costs; therefore, changes in such costs do not impact NJNG’s earnings. NJNG monitors its actual gas costs in comparison to its BGSS rates to manage its cash flows associated with its allowed recovery of natural gas costs, which is facilitated through BPU-approved deferred accounting and the BGSS pricing mechanism. Accordingly, NJNG occasionally adjusts its periodic BGSS rates or can issue credits or refunds, as appropriate, for its residential and small commercial customers when the commodity cost varies from the existing BGSS rate. BGSS rates for its large commercial customers are adjusted monthly based on NYMEX prices.

On June 1, 2015, NJNG filed a petition with the BPU to maintain its existing BGSS rate for its residential and small commercial customers and included a notification of NJNG’s intent to provide estimated bill credits during the months of November 2015 through February 2016, as a result of the decline in the wholesale price of natural gas. A total of $61.6 million in bill credits were issued during that period.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On June 1, 2016, NJNG filed a petition to decrease its BGSS rate for residential and small commercial customers and to provide bill credits to be issued during the months of November 2016 through February 2017, as a result of a decline in the wholesale price of natural gas. On September 16, 2016, NJNG notified the BPU that the estimated bill credits will be approximately $48 million. Refer to Note 3. Regulation - BGSS and CIP in the accompanying Consolidated Financial Statements, for a further discussion of NJNG’s periodic BGSS rate adjustments and bill credits.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs, and through October 31, 2015, the FRM program. The FRM Program was terminated, effective November 1, 2015. These programs are designed to encourage better utilization and hedging of NJNG's natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Should performance of the existing incentives or market conditions warrant, NJNG is permitted to propose a process to re-evaluate and discuss alternative incentive programs annually. On October 15, 2015, the BPU issued an order approving NJNG’s request to continue the BGSS Incentive Programs with modification to the storage incentive program beginning with the 2015 storage injection period.

Utility gross margin from incentive programs was $15 million, $17.7 million and $16 million during the fiscal years ended September 30, 2016, 2015 and 2014, respectively. A more detailed discussion of the impacts to utility gross margin can be found in the Natural Gas Distribution Operating Results section that follows.

Hedging

In order to provide relative price stability to its natural gas supply portfolio, NJNG employs a hedging strategy with the goal of having at least 75 percent of the Company’s projected winter periodic BGSS gas sales volumes hedged by each November 1 and at least 25 percent of the projected BGSS gas sales hedged for the following April through March period. This is accomplished with the use of various financial instruments including futures, swaps and options used in conjunction with commodity and/or weather-related hedging activity.

Due to the capital-intensive nature of NJNG’s operations and the seasonal nature of its working capital requirements, significant changes in interest rates can impact NJNG’s results. In an April 2014 BPU Order, NJNG received regulatory approval to enter into interest rate risk management transactions related to long-term debt securities. On June 1, 2015, NJNG entered into a treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with the forecasted-year, $125 million debt issuance expected in May 2018. This forecasted debt issuance coincides with the maturity of NJNG’s existing $125 million, 5.6 percent notes on May 15, 2018. The fair value of NJNG’s treasury lock agreement is recorded as a component of regulatory assets or liabilities on the Consolidated Balance Sheets since the Company believes that the market value upon settlement will be reflected in future rates. Upon settlement, any gain or loss will be amortized in earnings over the life of the future debt issuance.

A more detailed discussion of NJNG’s debt can be found in the Liquidity and Capital Resources and Cash Flow sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Societal Benefits Charge

USF

On June 23, 2016, NJNG submitted its annual USF compliance filing proposing to increase the statewide USF rate, resulting in a .2 percent increase to the average residential heat customer’s bill, which was approved by the BPU on September 23, 2016 and effective October 1, 2016.

Environmental Remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $172 million as of September 30, 2016, a decrease of $8.4 million, compared with the prior fiscal period. NJNG was authorized to recover remediation costs of approximately

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

$8.5 million annually, which is based on expenditures incurred through June 30, 2014. On December 24, 2015, NJNG filed an SBC petition with the BPU to increase the RA factor, to decrease the NJCEP factor and to request approval of its remediation expenses incurred through June 30, 2015, resulting in an overall decrease of .8 percent to the average residential heat customer’s bill. On June 29, 2016, the BPU approved the Company’s request to modify its rates as proposed, effective July 9, 2016, with recovery of $9.4 million annually related to the SBC RA factor.

Other

On May 20, 2016, NJNG included a proposal in its base rate case to recover certain capital costs and incremental operation and maintenance costs related to a March 2016 BPU Order regarding new cybersecurity requirements. This proposal was updated on July 20, 2016, and the associated costs were approved for recovery through NJNG’s new base rates, effective October 1, 2016.

Interest Rate Risk

Due to the capital-intensive nature of NJNG’s operations and the seasonal nature of its working capital requirements, significant changes in interest rates can impact NJNG’s results. A more detailed discussion can be found in the Liquidity and Capital Resources and Cash Flow sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 3. Regulation in the accompanying Consolidated Financial Statements.

Operating Results

The EDECA, which was enacted in 1999, provides the framework for New Jersey’s retail energy markets, which are open to competition from other electric and natural gas suppliers. NJNG’s residential and commercial markets are currently open to competition, and its rates are segregated between BGSS (i.e., natural gas commodity) and delivery (i.e., transportation) components. NJNG does not earn utility gross margin on the commodity portion of its natural gas sales. NJNG earns utility gross margin through the delivery of natural gas to its customers and, therefore, is not negatively affected by customers who use its transportation service and purchase natural gas from another supplier. Under an existing order from the BPU, BGSS can be provided by suppliers other than the state’s natural gas utilities, however, customers who purchase natural gas from another supplier continue to use NJNG for transportation service.

NJNG’s operating results for the fiscal years ended September 30, are as follows:

(Thousands)	2016	2015	2014
Operating revenues	$594,346	$781,970	$819,415
Less:
Gas purchases (1) (2)	215,849	355,779	402,552
Energy and other taxes (3)	34,561	47,506	52,013
Regulatory rider expense (4)	39,300	75,779	72,164
Operation and maintenance	130,575	129,774	124,717
Depreciation and amortization	47,828	43,085	40,540
Operating income	126,233	130,047	127,429
Other income, net	4,752	4,318	2,832
Interest expense, net of capitalized interest	19,930	18,534	16,683
Income tax provision	34,951	39,544	39,374
Net income	$76,104	$76,287	$74,204

(1)
Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.

(2)	Includes related party transactions of approximately $10.8 million, $50.8 million and $82.7 million during fiscal 2016, 2015 and 2014, respectively, a portion of which are eliminated in consolidation.

(3)	Consists primarily of sales tax, which is passed through to customers and offset by corresponding revenues.

(4)
Consists of expenses associated with state-mandated programs, the RA and energy efficiency programs and are calculated on a per-therm basis. These expenses are passed through to customers and offset by corresponding revenues.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Revenues and Gas Purchases

Operating revenues decreased 24 percent during fiscal 2016 and decreased 4.6 percent during fiscal 2015. Gas purchases decreased 39.3 percent during fiscal 2016 and decreased 11.6 percent during fiscal 2015.

The factors contributing to the increases (decreases) in operating revenues and gas purchases during fiscal 2016 and 2015, are as follows:

	2016 v. 2015		2015 v. 2014
(Millions)	Operating revenue	Gas purchases	Operating revenue	Gas purchases
Firm sales	$(116.1)	$(50.4)	$36.2	$24.5
Bill credits (1)	(61.6)	(57.6)	—	—
Off-system sales	(32.1)	(31.8)	(20.3)	(20.0)
Average BGSS rates (1)	(2.7)	(2.5)	(50.5)	(47.2)
CIP adjustments	44.1	—	(2.3)	—
Other (2)	(19.2)	2.4	(0.5)	(4.1)
Total (decrease)	$(187.6)	$(139.9)	$(37.4)	$(46.8)

(1)	Operating revenue includes changes in sales tax of $4.2 million and $3.3 million during fiscal 2016 and 2015, respectively.

(2)	Other includes changes in rider rates, including those related to NJCEP and other programs.

Fiscal 2016 compared with fiscal 2015

The decreases in operating revenues and gas purchases during fiscal 2016 were due primarily to:

•	decreased firm sales due primarily to lower usage related to weather being 22.9 percent warmer;

•	bill credits issued to residential and small commercial customers effective November 1, 2015, that were not issued during fiscal 2015;

•	lower off-system sales due primarily to a 38.3 percent decrease in the average price of gas sold, partially offset by a 18.4 percent increase in volumes;

•	a decrease in rider revenues, categorized in other, due primarily to a 36.3 percent decrease in rates and a 18.5 percent decrease in usage; partially offset by

•	an increase in CIP adjustments of $36.8 million related to weather and $7.3 million related to usage.

Fiscal 2015 compared with fiscal 2014

The decreases in operating revenue during fiscal 2015 were due primarily to:

•	lower BGSS rates due to the BPU-approved October 2014 decrease of 5 percent, to the average residential heat customer’s bill;

•	lower off-system sales due primarily to a 51.9 percent decrease in the average price of gas sold, partially offset by a 76.8 percent increase in volumes;

•	a decrease in CIP adjustments of $2.3 million related primarily to usage; partially offset by

•	increased firm sales due to the transfer of customers from transportation, as well as customer growth.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Non-GAAP Financial Measures

Management uses utility gross margin, a non-GAAP financial measure, when evaluating the operating results of NJNG. NJNG’s utility gross margin is defined as natural gas revenues less natural gas purchases, sales tax, and regulatory rider expenses, and may not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries. Management believes that utility gross margin provides a meaningful basis for evaluating utility operations since natural gas costs, sales tax and regulatory rider expenses are included in operating revenue and passed through to customers and, therefore, have no effect on utility gross margin. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure, to NJNG’s utility gross margin is as follows for the fiscal years ended September 30:

(Thousands)	2016	2015	2014
Operating revenues	$594,346	$781,970	$819,415
Less:
Gas purchases	215,849	355,779	402,552
Energy and other taxes	29,832	42,929	47,440
Regulatory rider expense	39,300	75,779	72,164
Utility gross margin	$309,365	$307,483	$297,259

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

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	2016		2015			2014
($ in thousands)	Margin	Bcf	Margin	Bcf		Margin	Bcf
Utility gross margin/throughput
Residential	$187,762	36.9	$182,407	45.9		$173,879	43.1
Commercial, industrial and other	46,878	7.3	47,162	9.6		43,357	8.2
Firm transportation	54,841	14.1	55,614	16.0		60,811	17.7
Total utility firm gross margin/throughput	289,481	58.3	285,183	71.5		278,047	69.0
BGSS incentive programs	14,978	216.7	17,707	222.4		15,957	180.8
Interruptible/off-tariff agreements	4,906	61.5	4,593	47.1	(1)	3,255	10.5
Total utility gross margin/throughput	$309,365	336.5	$307,483	341.0		$297,259	260.3

(1)	As of December 2014, margin includes a BPU approved off-tariff agreement with TAQA Gen-X, LLC.

Utility Firm Gross Margin

A description of the factors contributing to the increases in utility firm gross margin during fiscal 2016 and 2015, are as follows:

(Thousands)	2016 v. 2015	2015 v. 2014
Customer growth	$3,436	$5,911
SAVEGREEN	862	1,225
Total increase	$4,298	$7,136

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

BGSS Incentive Programs

A description of the factors contributing to the (decreases) increases in utility gross margin generated by NJNG’s BGSS incentive programs during fiscal 2016 and 2015, are as follows:

(Thousands)	2016 v. 2015	2015 v. 2014
Storage	$(1,184)	$(1,066)
Capacity release	(758)	3,484
Off-system sales	(278)	(336)
FRM	(509)	(332)
Total (decrease) increase	$(2,729)	$1,750
Fiscal 2016 compared with fiscal 2015

The decrease in utility gross margin generated by NJNG’s BGSS incentive programs was due primarily to decreased margins in the storage incentive program due primarily to higher cost at injection point, as well as decreases in capacity release and off system sales due primarily to a decrease in the value of capacity. The decrease in off-system sales was also driven by a decrease in the average price of gas sold, partially offset by an increase in volumes. The FRM Program was terminated effective November 1, 2015.

Fiscal 2015 compared with fiscal 2014

The increase in utility gross margin generated by NJNG’s BGSS incentive programs was due primarily to an increase in capacity release value, partially offset by a decrease in the storage incentive program, as well as a decrease in off-system sales due primarily to a decrease in the average price of gas sold, offset by an increase in volumes.

Operation and Maintenance Expense

A summary and description of the factors contributing to the increases (decreases) in O&M expense during fiscal 2016 and 2015, are as follows:

(Thousands)	2016 v. 2015	2015 v. 2014
Shared corporate costs	$2,378	$3,754
Compensation and benefits	898	320
Consulting	(1,418)	(662)
Bad debt	(1,358)	—
Maintenance and repairs	(462)	1,317
Other	763	328
Total increase	$801	$5,057

Fiscal 2016 compared with fiscal 2015

The increase in O&M expense during fiscal 2016 was due primarily to:

•	increased shared corporate costs resulting primarily from increased head count and healthcare premiums, as well as increased temporary staffing and consulting services;

•
increased compensation costs at NJNG due primarily to increased head count and healthcare premiums, partially offset by reduced pension expense due to an increase in expected return on assets associated with a $30 million discretionary contribution in November 2015; partially offset by

•	lower consulting costs due primarily to reduced software maintenance and tax audit expenses;

•	lower bad debt expense due primarily to a decrease in write-offs of customer receivables; and

•	lower maintenance and repairs due primarily to the much warmer winter weather in fiscal 2016 compared with fiscal 2015.

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

Operating Income

Operating income decreased $3.8 million, or 2.9 percent, in fiscal 2016, compared with fiscal 2015, due primarily to the increases in depreciation and O&M, partially offset by the increase in total utility gross margin of $1.9 million, as previously discussed.

Operating income increased $2.6 million, or 2.1 percent, in fiscal 2015, compared with fiscal 2014, due primarily to the increase in total utility gross margin of $10.2 million, as previously discussed, partially offset by a $2.5 million increase in depreciation expense as a result of additional utility plant being placed into service along with the increase in O&M expense, as previously discussed.

Income Tax Provision

Income tax provision decreased $4.6 million during fiscal 2016, compared with fiscal 2015, due primarily to:

•	a decrease in pre-tax income;

•	the revaluation of the deferred tax liability in fiscal 2015;

•
a change in the method of accounting for equity compensation due to the adoption of ASU 2016-09, which resulted in the recognition of excess tax benefits related to vested stock compensation for which the tax deduction exceeded the associated expense. See Note 2. Summary of Significant Accounting Policies - Recently Adopted Updates to the Accounting Standards Codification in the accompanying Consolidated Financial Statements for a more detailed discussion; and

•	an increase in costs associated with the removal of distribution main that was placed into service prior to 1981, for which the tax benefit is passed on to customers in base rates.

Income tax provision increased $170,000 during fiscal 2015, compared with fiscal 2014, due primarily to a revaluation of the deferred tax liability related to an increase in the apportioned state tax rate, partially offset by the tax benefits related to AFUDC and an increase in costs associated with the removal of distribution main that was placed into service prior to 1981.

Net Income

Net income decreased $183,000 to $76.1 million in fiscal 2016, compared with fiscal 2015, due primarily to a decrease in operating income as discussed above, an increase in interest expense associated with higher long-term debt outstanding, partially offset by a decrease in the income tax provision as discussed above and an increase in other income related to AFUDC interest earned on infrastructure projects.

Net income increased $2.1 million to $76.3 million in fiscal 2015, compared with fiscal 2014, due primarily to the increase in operating income as discussed above and an increase in other income, net, due primarily to AFUDC related to infrastructure projects. The increases were partially offset by higher interest expense associated with increased long-term debt outstanding and income tax provision as discussed above.

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

Solar

Solar projects and related ITC eligible expenditures for the fiscal years ended September 30, are as follows:

($ in Thousands)	2016			2015			2014
Placed in service	Projects	MW	Costs(1)	Projects	MW	Costs(1)	Projects	MW	Costs(1)
Grid-connected	5	21.8	$51,240	4	26.1	$66,424	3	16.7	$42,459
Net-metered:
Commercial	—	—	3	1	0.4	1,382	1	0.3	995
Residential	1,123	10.4	34,318	829	7.8	24,973	1,049	10.4	32,002
Total placed in service	1,128	32.2	$85,561	834	34.3	$92,779	1,053	27.4	$75,456

(1)	Represents the portion of capital expenditures eligible for ITCs.

Since its inception, Clean Energy Ventures has constructed a total of 149.7 MW of solar capacity that has qualified for ITC and has an additional .7 MW under construction. We estimate total solar-related capital expenditures for ITC eligible projects during fiscal 2017 to be between $80 million and $100 million.

As part of its solar investment portfolio, NJRCEV operates a residential solar program, The Sunlight Advantage®, that provides qualifying homeowners the opportunity to have a solar system installed at their home with no installation or maintenance expenses. NJRCEV owns, operates and maintains the system over the life of the contract in exchange for monthly lease payments.

Once a solar installation has received the proper certifications and commences operations, each MWh of electricity produced creates an SREC that represents the renewable energy attribute of the solar-electricity generated that can be sold to third parties, predominantly load-serving entities that are required to comply with the solar requirements under New Jersey’s renewable portfolio standard. In addition, under the recently updated federal tax guidelines, projects that are placed in service through December 31, 2019, qualify for a 30 percent federal ITC. The credit will decline to 26 percent for property under construction during 2020 and to 22 percent for property under construction during 2021. The ITC will be reduced to 10 percent for any property that is under construction before 2022, but not placed in service before 2024.

SREC activity for the fiscal years ended September 30, is as follows:

	2016	2015	2014
Inventory balance as of October 1,	33,203	29,970	11,351
SRECs generated	160,009	126,133	81,668
SRECs sold	(169,077)	(122,900)	(63,049)
Inventory balance as of September 30,	24,135	33,203	29,970

NJRCEV hedges a portion of its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of SREC inventory and projected SREC production related to its in-service commercial and residential assets:

Fiscal Year	Percent of SRECs Hedged
2017	94%
2018	81%

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Onshore Wind

Clean Energy Ventures invests in small to mid-size onshore wind projects that fit its investment profile, including the following as of September 30, 2016:

•	a $20.3 million, 9.7 MW project in Two Dot, Montana that was completed in June 2014;

•	a $42.1 million, 20 MW project in Carroll County, Iowa that was completed in January 2015;

•	an $84.9 million, 50.7 MW project in Rush County, Kansas that was completed in December 2015;

•	a $3.7 million, 6.3 MW project in Carbon County, Wyoming, which was acquired in August 2016; and

•	an $84 million, 39.9 MW project in Somerset County, Pennsylvania that is currently under construction and is expected to be completed in the first quarter of fiscal 2017.

The wind projects are eligible for PTCs for a 10-year period following commencement of operations and have PPAs of various terms in place, which typically govern the sale of energy, capacity and/or renewable energy credits.

Clean Energy Ventures’ investments are subject to a variety of factors, such as timing of construction schedules, permitting and regulatory processes, volatility of energy prices, the ability to secure PPAs, delays related to electric grid interconnection, which can affect our ability to commence operations on a timely basis or at all, economic trends, the ability to access capital or allocation of capital to other investments or business opportunities and other unforeseen events. Solar projects not placed in service, as originally planned prior to the end of a reporting period, may result in a failure to qualify for ITCs and changes in prices on the unhedged portion of SREC production could have a significant adverse impact on earnings with some offset expected from higher wind energy market prices due to the PTC phase out and/or improved efficiencies from lower costs for related turbine technology.

Wind projects for which construction of a facility begins after December 31, 2016 through December 31, 2019, will be subject to reduced PTCs, and could have a significant adverse impact on 10 years of forward earnings. PTCs will be phased out from 100 percent in 2016 to 80 percent in 2017, 60 percent in 2018, 40 percent in 2019 and zero thereafter. In addition, since the primary contributors toward the value of qualifying clean energy projects are tax incentives and SRECs, changes in the federal statutes related to the ITC or PTC or in the marketplace and/or relevant legislation surrounding renewable clean energy credits, could also significantly affect earnings.

Operating Results

NJRCEV’s financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2016	2015	2014
Operating revenues	$53,540	$32,513	$14,575
Operation and maintenance	18,897	15,248	10,668
Depreciation and amortization	23,971	17,297	11,295
Other taxes	900	726	285
Operating income (loss)	9,772	(758)	(7,673)
Other income, net	2,333	1,526	3,690
Interest expense, net	10,304	7,635	5,300
Income tax (benefit)	(26,592)	(26,968)	(21,937)
Net income	$28,393	$20,101	$12,654

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Revenues

Operating revenues for the fiscal years ended September 30, consisted of the following:
The average SREC sales price was $214 in fiscal 2016, $183 in fiscal 2015 and $152 in fiscal 2014.

There are no direct costs associated with the production of SRECs/RECs by our solar and wind assets. All related costs are included as a component of O&M expenses on the Consolidated Statements of Operations, including such expenses as facility maintenance and various fees.

Operation and Maintenance Expense

O&M expense increased $3.6 million during fiscal 2016, compared with fiscal 2015, due primarily to additional maintenance and lease costs associated with wind and solar projects placed in service as well as higher shared services costs.

O&M expense increased $4.6 million during fiscal 2015, compared with fiscal 2014, due primarily to additional maintenance, leasing and administrative costs associated with wind and solar projects placed in service, increased shared corporate costs and increases in compensation and incentives.

Depreciation Expense

Depreciation expense increased $6.7 million in fiscal 2016 and $6 million in fiscal 2015, as a result of increases in solar and wind capital additions.

Income Tax (Benefit)

Income tax benefit during fiscal 2016, 2015 and 2014, includes $25.7 million, $27.8 million and $22.6 million respectively, of ITCs associated with solar projects that were completed and placed into service during the corresponding fiscal year. Income tax benefit during fiscal 2016, 2015 and 2014 includes $6.7 million and $2 million, and $137,000 respectively, of PTCs associated with wind projects. NJRCEV recognized $27 million, $24.1 million, and $18.1 million related to tax credits, net of deferred taxes, during fiscal 2016, 2015 and 2014, respectively.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net Income

Net income in fiscal 2016 increased $8.3 million, compared with fiscal 2015, due primarily to the factors described above, partially offset by an increase in interest expense due to higher debt associated with capital expenditures.

Net income during fiscal 2015 increased $7.4 million, compared with fiscal 2014, due primarily to the factors described above, as well as the following:

•	an increase in ITCs due to an increase in solar capital expenditures placed into service; and

•	increased PTCs due primarily to an increase in MW placed in service and related wind production; partially offset by

•	an increase in interest expense due to higher debt associated with its capital expenditures; and

•
a decrease in other income, net, which was due primarily to the receipt of a one-time credit support payment related to a change in ownership at the site of one of NJRCEV’s commercial solar projects in fiscal 2014, offset by the gain on the sale of its investment in OwnEnergy during the fourth quarter of fiscal 2015.

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

NJRES also provides management of storage and transportation assets for natural gas producers and regulated utilities. These management transactions typically involve the release of producer/utility owned storage and/or transportation capacity in combination with either an obligation to purchase and/or deliver physical natural gas. In addition to the contractual purchase and/or sale of physical natural gas, NJRES generates or pays fee-based margin in exchange for its active management and may provide the producer and/or utility with additional margin based on actual results.

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

NJRES accounts for its physical commodity contracts and its financial derivative instruments at fair value on the Consolidated Balance Sheets. Changes in the fair value of physical commodity contracts and financial derivative instruments are included in earnings as a component of operating revenue and/or gas purchases, and gas purchases, respectively, on the Consolidated Statements of Operations. Volatility in reported net income at NJRES can occur over periods of time due to changes in the fair value of derivatives, as well as timing differences related to certain transactions. Unrealized gains and losses can fluctuate as a result of changes in the price of natural gas, SRECs and foreign currency from the original transaction price compared with the market price of natural gas at each reporting date. Volatility in earnings can also occur as a result of timing differences between the settlement of financial derivatives and the sale of the underlying physical commodity. For example, when a financial instrument settles and the physical natural gas is injected into inventory, the realized gains and losses associated with the financial instrument are recognized in earnings. However, the gains and losses associated with the physical natural gas are not recognized in earnings until the natural gas inventory is withdrawn, at which time NJRES realizes the entire margin on the transaction.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

NJRES’ financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2016	2015	2014
Operating revenues (1)	$1,197,253	$1,934,307	$2,930,817
Gas purchases (including demand charges (2)(3))	1,153,911	1,795,719	2,814,300
Gross margin	43,342	138,588	116,517
Operation and maintenance	20,025	25,403	42,607
Depreciation and amortization	88	90	59
Other taxes	937	1,237	1,496
Operating income	22,292	111,858	72,355
Other income	98	438	222
Interest expense, net	1,095	1,209	1,725
Income tax provision	7,030	39,043	26,458
Net income	$14,265	$72,044	$44,394

(1)	Includes related party transactions of approximately $9.5 million, $61.5 million,and $72.1 million during fiscal 2016, 2015 and 2014, respectively, which is eliminated in consolidation.

(2)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to 10 years.

(3)	Includes related party transactions of approximately $14.6 million, $27.9 million and $7.3 million during fiscal 2016, 2015 and 2014, respectively, a portion of which are eliminated in consolidation.

As of September 30, NJRES’ portfolio of financial derivative instruments are composed of:

(in Bcf)	2016	2015	2014
Net short futures contracts	79.1	91.1	62.1
Net long options	1.2	1.2	1.2

Operating Revenues and Gas Purchases

During fiscal 2016, operating revenues decreased $737.1 million and gas purchases decreased $641.8 million, due primarily to decrease of $59.7 million related to changes in the value of financial hedges, as well as a decrease of approximately 26.5 percent in average gas prices, as well as a 12.1 percent decrease in sales volumes. The price decreases were related to the warm winter weather, primarily across the eastern United States, during fiscal 2016 compared with fiscal 2015.

During fiscal 2015, operating revenues decreased $996.5 million and gas purchases decreased $1 billion due primarily to a decrease in average gas prices, partially offset by an increase of $68.7 million in unrealized gains and losses on derivative instruments and related transactions as a result of timing differences in the settlement of certain economic hedges along with an increase in volumes purchased and sold.

Future results at NJRES are contingent upon natural gas market price volatility driven by variations in both the supply and demand balances caused by weather and other factors. As a result, variations in weather patterns in the key market areas served may affect earnings during the fiscal year. Changes in market fundamentals, such as an increase in supply and decrease in demand due to milder temperatures, and reduced volatility, can negatively impact NJRES’ earnings. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Natural Gas Distribution Segment for Tetco M-3 Daily Prices, which illustrates the daily natural gas prices in the Northeast market region.

Gross Margin

Gross margin during fiscal 2016 was lower by approximately $95.2 million, compared with fiscal 2015, due primarily to the decreases in the fair value of financial derivatives, average natural gas prices and sales volumes as previously discussed. Gross margin during fiscal 2015 was higher by approximately $22.1 million, compared with fiscal 2014, due primarily to an increase in volumes of natural gas purchased and sold and an increase of $103.5 million related to changes in the fair value of financial derivatives, partially offset by a decrease in average gas prices.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operation and Maintenance Expense

O&M expense decreased $5.4 million, or 21.2 percent, during fiscal 2016, compared with fiscal 2015, due primarily to decreases in incentive compensation, charitable donations and shared services costs. O&M expense decreased $17.2 million, or 40.4 percent, during fiscal 2015, compared with fiscal 2014, due primarily to decreases in incentive compensation and shared services costs.

Net Income

Net income decreased $57.8 million during fiscal 2016, compared with fiscal 2015, due primarily to lower gross margin, partially offset by the related decrease in income tax expense and the decrease in O&M. Net income increased $27.7 million during fiscal 2015, compared with fiscal 2014, due primarily to the increase in gross margin and the decrease in O&M expense discussed above, partially offset by increased income tax expense related to the increase in gross margin.

Non-GAAP Financial Measures

Management uses financial margin and NFE, non-GAAP financial measures, when evaluating the operating results of NJRES. Financial margin and NFE are based on removing timing differences associated with certain derivative instruments, as discussed above. Management views these measures as representative of the overall expected economic result and uses these measures to compare NJRES’ results against established benchmarks and earnings targets as these measures eliminate the impact of volatility on GAAP earnings as a result of timing differences associated with the settlement of derivative instruments. To the extent that there are unanticipated impacts from changes in the market value related to the effectiveness of economic hedges, NJRES’ actual non-GAAP results can differ from the results anticipated at the outset of the transaction. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

When NJRES reconciles the most directly comparable GAAP measure to both financial margin and NFE, the current period unrealized gains and losses on derivatives are excluded as a reconciling item. Financial margin and NFE also exclude the effects of economic hedging of the value of our natural gas in storage and, therefore, only include realized gains and losses related to natural gas withdrawn from storage, effectively matching the full earnings effects of the derivatives with realized margins on the related physical gas flows.

Financial Margin

The following table is a computation of NJRES’ financial margin for the fiscal years ended September 30:

(Thousands)	2016	2015	2014
Operating revenues	$1,197,253	$1,934,307	$2,930,817
Less: Gas purchases	1,153,911	1,795,719	2,814,300
Add:
Unrealized loss (gain) on derivative instruments and related transactions (1)	48,855	(39,408)	29,251
Effects of economic hedging related to natural gas inventory (2)	(36,816)	(8,225)	26,639
Financial margin	$55,381	$90,955	$172,407

(1)
Includes unrealized (gains) losses related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $(1.3) million, $465,000 and $(454,000) for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

(2)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of operating income, the closest GAAP financial measure to NJRES’ financial margin, is as follows for the fiscal years ended September 30:

(Thousands)	2016	2015	2014
Operating income	$22,292	$111,858	$72,355
Add:
Operation and maintenance	20,025	25,403	42,607
Depreciation and amortization	88	90	59
Other taxes	937	1,237	1,496
Subtotal - Gross margin	43,342	138,588	116,517
Add:
Unrealized loss (gain) on derivative instruments and related transactions	48,855	(39,408)	29,251
Effects of economic hedging related to natural gas inventory	(36,816)	(8,225)	26,639
Financial margin	$55,381	$90,955	$172,407

Financial margin decreased $35.6 million during fiscal 2016, compared with fiscal 2015, due primarily to lower volatility and narrower price spreads resulting from the warmer weather and fewer market opportunities, as previously discussed.

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

Net Financial Earnings

A reconciliation of NJRES’ net income (loss), the most directly comparable GAAP financial measure to NFE, is as follows for the fiscal years ended September 30:

(Thousands)	2016	2015	2014
Net income	$14,265	$72,044	$44,394
Add:
Unrealized loss (gain) on derivative instruments and related transactions	48,855	(39,408)	29,251
Tax effect (1)	(17,734)	14,653	(10,755)
Effects of economic hedging related to natural gas inventory	(36,816)	(8,225)	26,639
Tax effect	13,364	3,058	(9,794)
Net financial earnings	$21,934	$42,122	$79,735

(1)
Includes taxes related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $716,000 and $(262,000) and $263,000 for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

NFE decreased $20.2 million during fiscal 2016, compared with fiscal 2015, due primarily to the decreased financial margin of $35.6 million, partially offset by lower taxes and O&M, as previously discussed. NFE decreased $37.6 million during fiscal 2015, compared with fiscal 2014, due primarily to a decrease in financial margin of $81.5 million, partially offset by lower O&M and income taxes related to the decrease in financial margin, as previously discussed.

Future results are subject to NJRES’ ability to expand its wholesale sales and service activities and are contingent upon many other factors, including an adequate number of appropriate and credit qualified counterparties in an active and liquid natural marketplace, volatility in the natural gas market due to weather or other fundamental market factors impacting supply and/or demand, transportation, storage and/or other market arbitrage opportunities, sufficient liquidity in the overall energy trading market, and continued access to liquidity in the capital markets.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Midstream Segment

Overview

Our Midstream segment invests in natural gas assets, such as natural gas transportation and storage facilities. We believe that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide a growth opportunity for us. To that end, we have a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates and a 20 percent ownership interest in PennEast, a natural gas pipeline, which we estimate will be completed and operational by the first quarter of fiscal 2019. As of September 30, 2016, our net investments in Steckman Ridge and PennEast were $123.2 million and $18 million, respectively.

During fiscal 2015, NJR Midstream Holdings Corporation, through its subsidiary, NJNR Pipeline Company, also held a 5.53 percent ownership interest in Iroquois. On September 29, 2015, NJNR Pipeline Company exchanged its ownership interest in Iroquois with Dominion Midstream Partners, L.P. for 1.84 million DM Common Units, with a market value totaling $46.1 million. The exchange generated a pre-tax gain of $24.6 million that is recognized as a component of deferred revenue and gains on the Consolidated Balance Sheets and will be recognized into income if and when the partnership units are sold in the future. See Note 2. Summary of Significant Accounting Policies - Available for Sale Securities in the accompanying Consolidated Financial Statements for a more detailed discussion.

Operating Results

The financial results of our Midstream segment for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2016	2015	2014
Equity in earnings of affiliates	$13,936	$17,487	$14,078
Operation and maintenance	$1,197	$1,136	$860
Other income	$3,130	$977	$950
Interest expense, net	$287	$717	$1,396
Income tax provision	$6,130	$6,849	$5,227
Net income	$9,406	$9,780	$7,498

Equity in earnings of affiliates are driven primarily by storage revenues generated by Steckman Ridge and through September 29, 2015, transportation revenues generated by Iroquois. Equity in earnings of affiliates, is as follows for the fiscal years ended September 30:

(Thousands)	2016	2015	2014
Steckman Ridge	$14,050	$12,330	$9,250
Iroquois (1)	—	5,164	4,828
PennEast	(114)	(7)	—
Total equity in earnings of affiliates	$13,936	$17,487	$14,078

(1)	Transportation revenues generated by Iroquois ended September 29, 2015.

Equity in earnings of affiliates decreased $3.6 million during fiscal 2016, compared with fiscal 2015, due primarily to the exchange of our ownership interest in Iroquois during the fourth quarter of fiscal 2015, partially offset by increases in storage service revenue and demand for hub services at Steckman Ridge. Equity in earnings of affiliates increased $3.4 million during fiscal 2015, compared with fiscal 2014, due primarily to increases in storage service revenue and demand for hub services at Steckman Ridge.

O&M expense remained relatively flat during fiscal 2016, compared with fiscal 2015. O&M expense increased $276,000 during fiscal 2015, compared with fiscal 2014, due primarily to increased charitable donations.

Other income increased $2.2 million during fiscal 2016, compared with fiscal 2015, due primarily to dividend income of $1.6 million from the DM Common Units. Other income remained relatively flat during fiscal 2015, compared with fiscal 2014.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Interest expense, net decreased $430,000 during fiscal 2016, compared with fiscal 2015, and decreased $679,000 during fiscal 2015, compared with fiscal 2014, due primarily to proceeds generated by our investments that are being used to reduce intercompany loans.

The income tax provision decreased $719,000 during fiscal 2016, compared with fiscal 2015, due primarily to the decrease in equity in earnings of affiliates, as discussed above. The income tax provision increased $1.6 million during fiscal 2015, compared with fiscal 2014, due primarily to the increase in equity in earnings of affiliates, as discussed above.

Net income in fiscal 2016 decreased $374,000, compared with fiscal 2015, due primarily to the decrease in equity in earnings of affiliates, partially offset by the increase in other income and the decreases in the income tax provision and interest expense, net. Net income increased $2.3 million in fiscal 2015, compared with fiscal 2014, due primarily to the increase in equity in earnings of affiliates and the decrease in interest expense, net, partially offset by the increase in O&M expenses.

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

Operating Results

The consolidated financial results of Home Services and Other for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2016	2015	2014
Operating revenues	$48,497	$48,703	$46,687
Operation and maintenance	$40,106	$39,601	$37,522
Energy and other taxes	$3,777	$3,815	$3,508
Income tax provision	$1,387	$1,551	$2,460
Net income	$2,882	$3,420	$2,798

Operating revenue decreased $206,000 during fiscal 2016, compared with fiscal 2015, due primarily to a decrease in heating equipment installations and generator sales at NJRHS resulting from warmer weather, partially offset by increased solar installations and increased contract revenue as a result of existing customers upgrading to the total comfort and platinum comfort plans and expanded service contract product line. Operating revenue increased $2 million during fiscal 2015, compared with fiscal 2014, due primarily to increased contract revenue at NJRHS as a result of existing customers upgrading to the premier plan and expanded service contract product line, as well as increased solar installations, partially offset by a decrease in generator sales and installations.

O&M expense increased $505,000 during fiscal 2016, compared with fiscal 2015, due primarily to increases at NJRHS related to solar installations, advertising and shared corporate costs. O&M expense increased $2.1 million during fiscal 2015, compared with fiscal 2014, due primarily to increased shared corporate costs as well as increased advertising and solar installations expenses at NJRHS, partially offset by decreased generator installation expense.

Energy and other taxes remained relatively flat during fiscal 2016, compared with fiscal 2015. Energy and other taxes increased $307,000 during fiscal 2015, compared with fiscal 2014, due primarily to increased payroll taxes.

Income taxes decreased $164,000 during fiscal 2016, compared with fiscal 2015, due primarily to the decrease in operating revenues and the increase in O&M at NJRHS, as previously discussed. Income taxes decreased $909,000 during fiscal 2015, compared with fiscal 2014, due primarily to a prior year reserve adjustment at NJR.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income decreased $538,000 during fiscal 2016, compared with fiscal 2015, due primarily to the decrease in operating revenues and the increase in O&M, partially offset by the decrease in income taxes, as discussed above. Net income during fiscal 2015 increased $622,000, compared with fiscal 2014, due primarily to the factors noted above, partially offset by an after tax gain of $186,000 during fiscal 2014 associated with the sale of 25.4 acres of undeveloped land at CR&R.

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

Our consolidated capital structure at September 30, was as follows:

	2016	2015
Common stock equity	48%	54%
Long-term debt	44	42
Short-term debt	8	4
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. On December 14, 2015, we registered an additional 5 million shares of our common stock for issuance under the DRP. We raised $16 million and $16.7 million of equity through the DRP by issuing approximately 471,000 and 588,000 shares of treasury stock during fiscal 2016 and 2015, respectively. During fiscal 2015, we also raised approximately $19.8 million of equity by issuing approximately 688,000 new shares through the waiver discount feature of the DRP. We issued no new shares through the waiver discount feature during fiscal 2016.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of September 30, 2016, we have repurchased a total of approximately 17 million shares and may repurchase an additional 2.5 million shares under the approved program. There were 126,600 and 348,200 shares of common stock shares repurchased during fiscal 2016 and 2015, respectively.

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

We believe that our existing borrowing availability, equity proceeds and cash flow from operations will be sufficient to satisfy our and our subsidiaries’ working capital, capital expenditures and dividend requirements for the next 12 months. NJR, NJNG, NJRCEV and NJRES currently anticipate that each of their financing requirements for the next 12 months will be met primarily through the issuance of short and long-term debt, meter sale-leasebacks and proceeds from our DRP, including utilizing the waiver discount feature.

We believe that as of September 30, 2016, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

Short-Term Debt

We use our short-term borrowings primarily to finance NJRES’ short-term liquidity needs and, on an initial basis, NJRCEV’s investments, our Midstream segment’s PennEast contributions and our share repurchases. NJRES’ use of high volume storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

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

As of September 30, 2016, NJR and NJNG had revolving credit facilities totaling $425 million and $250 million, respectively, as described below, with $288.9 million and $249.3 million, respectively, available under the facilities. Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG’s short-term borrowings tend to peak in November and December.

Short-term borrowings were as follows:

	Three Months Ended	Twelve Months Ended
($ in thousands)	September 30, 2016
NJR
Notes Payable to banks:
Balance at end of period	$121,700	$121,700
Weighted average interest rate at end of period	1.43%	1.43%
Average balance for the period	$197,226	$150,540
Weighted average interest rate for average balance	1.40%	1.32%
Month end maximum for the period	$254,800	$254,800
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Average balance for the period	$—	$42,188
Weighted average interest rate for average balance	—%	0.28%
Month end maximum for the period	$—	$96,000

NJR

On September 28, 2015, NJR entered into a $425 million Amended and Restated Credit Agreement, which refinanced an earlier $425 million revolving credit facility that was scheduled to expire on August 22, 2017, but has now been terminated. The NJR Credit Facility is scheduled to terminate on September 28, 2020, subject to two mutual options for a one-year extension beyond that date. Certain of NJR’s unregulated subsidiaries have guaranteed to the lenders all of NJR’s obligations under the NJR Credit Facility.

The NJR Credit Facility permits the borrowing of revolving loans and swingline loans, as well as the issuance of letters of credit. The NJR Credit Facility also includes an accordion feature, which would allow NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in minimum $5 million increments up to a maximum of $100 million. In addition, borrowings under the NJR Credit Facility are conditioned upon compliance with a maximum leverage ratio (consolidated total indebtedness to consolidated total capitalization as defined in the NJR Credit Facility) of not more than .65 to 1.00 at any time. As of September 30, 2016, the consolidated total indebtedness to total capitalization ratio, as defined in the NJR Credit Facility, was 52 percent.

As of September 30, 2016, NJR had $121.7 million outstanding under the NJR Credit Facility. Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

During fiscal 2016, NJR’s average interest rate under the NJR Credit Facility was 1.32 percent, resulting in interest expense of $2 million. Based on average borrowings under the facilities of $150.5 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $1.6 million during fiscal 2016.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of September 30, 2016, NJR has seven letters of credit outstanding totaling $14.4 million. Two letters of credit totaling $9.1 million are on behalf of NJRES and five letters of credit are on behalf of NJRCEV totaling $5.3 million. These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

NJRES’ letters of credit are used for margin requirements for natural gas transactions and expire on dates ranging from December 2016 to March 2017. NJRCEV’s letters of credit are used to secure construction of ground-mounted solar projects and to secure obligations pursuant to an Interconnection Services Agreement; they expire on dates ranging from May 2017 to August 2017.

NJR’s $100 million uncommitted Line of Credit Agreement with Santander Bank, N.A. expired on October 24, 2015, and was not renewed.

NJNG

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the NJNG Credit Facility, a $250 million, five-year, revolving, unsecured credit facility expiring in May 2019. The NJNG Credit Facility permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $15 million increments up to a maximum of $50 million at the lending banks’ discretion. Borrowings under NJNG’s credit facility are conditioned upon compliance with a maximum leverage ratio (consolidated total indebtedness to consolidated total capitalization as defined in the NJNG Credit Facility) of not more than .65 to 1.00 at any time. As of September 30, 2016, NJNG’s consolidated total indebtedness to total capitalization ratio was 48 percent. As of September 30, 2016, the unused amount available under the NJNG Credit Facility, including amounts available under the commercial paper program and the issuance of letters of credit, was $249.3 million. During fiscal 2016, NJNG’s weighted average interest rate on outstanding commercial paper was .28 percent, resulting in interest expense of $152,100. Based on average borrowings under the facility of $42.2 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $428,700 during fiscal 2016.

As of September 30, 2016, NJNG has two letters of credit outstanding for $731,000. These letters of credit reduce the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties. These letters of credit are used as collateral for soil remediation systems and expire on August 2017.

Short-Term Debt Covenants

Borrowings under the NJR Credit Facility and NJNG Credit Facility are conditioned upon compliance with a maximum leverage ratio (consolidated total indebtedness to consolidated total capitalization as defined in the applicable agreements), of not more than .65 to 1.00 at any time. These revolving credit facilities contain customary representations and warranties for transactions of this type. They also contain customary events of default and certain covenants that will limit NJR’s or NJNG’s ability, beyond agreed upon thresholds, to, among other things:

•incur additional debt;

•incur liens and encumbrances;

•make dispositions of assets;

•enter into transactions with affiliates; and

•merge, consolidate, transfer, sell or lease all or substantially all of the borrowers’ or guarantors’ assets.

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

Long-Term Debt

NJR

The MetLife Facility, an unsecured, uncommitted $100 million private placement shelf note agreement with MetLife, allowed NJR to issue senior notes to MetLife or certain of MetLife’s affiliates during a three-year issuance period that ended September 26, 2016, and was not renewed. There were no notes outstanding under the expired facility.

NJR has $50 million of 6.05 percent senior unsecured notes, issued through the private placement market, maturing in September 2017.

NJR has outstanding $25 million of 2.51 percent senior notes due September 15, 2018, which were issued under a now-expired facility with MetLife.

NJR has $50 million of 3.25 percent senior notes due September 2022, issued under a private placement debt shelf facility.

On November 7, 2014, NJR issued $100 million in 3.48 percent senior notes due November 7, 2024, under the Prudential Facility, which fully utilized the remaining capacity under the facility. The notes issued under the Prudential Facility are guaranteed by certain unregulated subsidiaries of NJR.

On March 22, 2016, NJR entered into a Note Purchase Agreement, under which we issued, on August 18, 2016, $50 million of the Company’s 3.2 percent senior notes due August 18, 2023, and $100 million of the Company’s 3.54 percent senior notes due August 18, 2026. The notes are guaranteed by certain unregulated subsidiaries of the Company. The notes are unsecured. The proceeds of the notes will be used for general corporate purposes, including working capital and capital expenditures.

Neither NJNG nor its assets are obligated or pledged to support NJR’s long-term debt.

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

As of September 30, 2016, NJNG’s long-term debt consisted of $610.8 million in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2018 to 2046, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $30.7 million in capital leases with various maturities ranging from 2017 to 2022.

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

On April 15, 2015, NJNG issued $50 million of 2.82 percent senior notes due April 15, 2025, and $100 million of 3.66 percent senior notes due April 15, 2045, in the private placement market pursuant to a note purchase agreement entered into on February 12, 2015. The notes are secured by an equal principal amount of NJNG’s FMB (Series SS and TT, respectively) issued under NJNG’s Mortgage Indenture. The proceeds of the notes were used for general corporate purposes, to refinance or retire debt and to fund capital expenditure requirements. The notes are subject to required prepayments upon the occurrence of certain events and NJNG may at any time prepay all or a portion of the notes at a make-whole prepayment price.

On June 21, 2016, NJNG entered into a Note Purchase Agreement, under which NJNG issued $125 million of its 3.63 percent senior notes due June 21, 2046. The notes are secured by an equal principal amount of NJNG’s FMB (series UU) issued under NJNG’s Mortgage Indenture. The proceeds of the notes will be used for general corporate purposes, including, but not limited to, refinancing or retiring short-term debt and funding capital expenditures. The notes are subject to required prepayments upon the occurrence of certain events and NJNG may prepay all or any part of, the notes, in amounts not less than $1 million in aggregate principal amount of the notes then outstanding at 100 percent of the aggregate principal amount, plus accrued interest and a make-whole amount, if applicable.

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

•failure to comply with any other covenants of the Mortgage Indenture after 30 days’ written notice from the Trustee;

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

EDA Bonds accrue interest for five years at a variable rate determined monthly, which rate was initially calculated as .55 percent plus 70 percent of one month LIBOR, subject to earlier redemption or conversion to another interest rate mode. The maximum interest rate on the EDA Bonds is 12 percent per annum. NJNG’s obligations under the Loan Agreement (and its corresponding obligations under the FMB) match the respective principal amounts, interest rates and maturity dates of the EDA Bonds. The weighted average interest rate on the EDA Bonds as of September 30, 2016, was .92 percent. The interest rate on the EDA Bonds may vary based upon market conditions. Sudden increases in the interest rate could cause a change in interest expense and cash flow for NJNG in the future.

Sale-Leaseback

NJNG received $7.1 million, $7.2 million and $7.6 million in fiscal 2016, 2015 and 2014, respectively, in connection with the sale-leaseback of its natural gas meters. During fiscal 2016, 2015 and 2014, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1.9 million, $768,000 and $956,000, respectively. NJNG continues to evaluate this sale-leaseback program based on current market conditions.

Contractual Obligations

The following table is a summary of NJR, NJNG, NJRES and NJRCEV contractual cash obligations and financial commitments and their applicable payment due dates as of September 30, 2016:

		Up to	2-3	4-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$1,583,616	$89,642	$213,061	$58,079	$1,222,834
Capital lease obligations (1)	46,902	13,244	19,838	12,438	1,382
Operating leases (1)	43,994	2,046	4,542	4,206	33,200
Short-term debt	121,700	121,700	—	—	—
New Jersey Clean Energy Program (1)	14,232	14,232	—	—	—
Construction obligations	83,258	83,258	—	—	—
Remediation expenditures (2)	172,000	21,400	37,100	32,000	81,500
Natural gas supply purchase obligations-NJNG	89,010	85,196	3,814	—	—
Demand fee commitments-NJNG	1,216,305	85,592	216,599	182,932	731,182
Natural gas supply purchase obligations-NJRES	368,221	224,853	143,368	—	—
Demand fee commitments-NJRES	182,914	103,842	56,668	17,799	4,605
Total contractual cash obligations	$3,922,152	$845,005	$694,990	$307,454	$2,074,703

(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.

(2)	Expenditures are estimated, see Note 13. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The Company made a discretionary contribution of $30 million during the first quarter of fiscal 2016, to improve the funded status of the pension plans based on then current actuarial assumptions, which included the adoption of the most recent mortality table. The Company does not expect to be required to make additional contributions to fund the pension plans over the following two fiscal years based on current actuarial assumptions, however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, NJR may elect to make discretionary contributions to the plans in excess of the minimum required amount. NJR made no discretionary contributions to the pension plans in fiscal 2015. There are no Federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. NJR anticipates that the annual funding level to the OPEB plans will range from $3 million to $5 million annually over each of the next five years. Additional contributions may vary based on market conditions and various assumptions.

As of September 30, 2016, there were NJR guarantees covering approximately $294.2 million of natural gas purchases and NJRES demand fee commitments not yet reflected in accounts payable on the Consolidated Balance Sheets.

NJNG’s incurs significant capital expenditures consisting primarily of its construction program to support customer growth, maintenance of its distribution and transmission system and replacement needed under pipeline safety regulations. During fiscal 2016, committed and spent capital expenditures totaled $203.1 million. In fiscal 2017 and 2018, NJNG’s total capital expenditures are projected to be $275 million and $239.8 million, respectively.

In November 2012, NJNG filed a petition with the BPU requesting deferral accounting for incurred uninsured incremental O&M costs associated with Superstorm Sandy. As of September 30, 2016, NJNG deferred $15.2 million in regulatory assets that was approved for recovery through NJNG’s new base rates, effective October 1, 2016.

NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt.

As of September 30, 2016, NJNG’s future MGP expenditures are estimated to be $172 million. For a more detailed description of MGP see Note 13. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events and the ability to access capital.

NJRCEV’s expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, NJRCEV enters into agreements to install solar equipment involving both residential and commercial projects. During fiscal 2016, capital expenditures related to the purchase and installation of the solar equipment were $75.8 million. An additional $22.1 million has been committed or accrued for solar projects to be placed into service during fiscal 2017 and beyond. We estimate solar-related capital expenditures placed in service in fiscal 2017 to be between $80 million and $100 million.

During the first quarter of fiscal 2016, NJRCEV commenced construction of an $84 million, 39.9 MW onshore wind project in Somerset County, Pennsylvania, which is expected to be completed in the first quarter of fiscal 2017.

During fiscal 2016, a total of $73.3 million has been spent and, as of September 30, 2016, an additional $33.3 million has been committed or accrued for wind projects. In fiscal 2017, NJRCEV estimates that its wind-related capital expenditures will range between $25 million and $35 million.

Capital expenditures related to clean energy projects are subject to change due to a variety of factors that may affect our ability to commence operations at these projects on a timely basis or at all, including logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, any delays related to electric grid interconnection, economic trends, unforeseen events and the ability to access capital or allocation of capital to other investments or business opportunities.

During fiscal 2016, Midstream had a total of $11.2 million of expenditures related to our investment in the PennEast pipeline project and is expected to spend between $20 million and $30 million during fiscal 2017.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2017 and 2018.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Off-Balance-Sheet Arrangements

Our off-balance-sheet arrangements consist of guarantees covering approximately $294.2 million of natural gas purchases, SREC sales and demand fee commitments, see Note 13. Commitments and Contingent Liabilities, and nine outstanding letters of credit totaling $15.1 million, as noted above, see Note 8. Debt.

Cash Flow

Operating Activities

Cash flows from operating activities during fiscal 2016, totaled $142.6 million compared with $390.9 million during fiscal 2015. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

•seasonality of our business;

•fluctuations in wholesale natural gas prices and other energy prices, including changes in derivative asset and liability values;

•timing of storage injections and withdrawals;

•the deferral and recovery of gas costs;

•changes in contractual assets utilized to optimize margins related to natural gas transactions;

•broker margin requirements;

•impact of unusual weather patterns on our wholesale business;

•timing of the collections of receivables and payments of current liabilities;

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The decrease of $248.3 million in operating cash flows during fiscal 2016, compared with fiscal 2015, was impacted by:

•
a decrease in market volatility related to the warm winter weather primarily across the eastern United States, contributed to a decrease in profitability and working capital at NJRES, primarily gas in storage which had a 60 percent increase in volumes and an increase in broker margin due to decreases in the fair value of derivatives and higher initial margin requirements;

•	bill credits of $61.6 million issued to NJNG’s customers during fiscal 2016 for overrecovered gas costs; and

•	a discretionary contribution of $30 million to our pension plan during fiscal 2016.

Lower average commodity prices were the primary contributor to the increase of $32.8 million in operating cash flows during fiscal 2015, compared with fiscal 2014. In fiscal 2014, unusually cold weather resulted in a significant increase in sales of natural gas out of storage at NJRES, as well as an increase in volatility and natural gas prices that factored into the overall profitability and positive changes in working capital at NJRES.

Investing Activities

Cash flows used in investing activities totaled $363.2 million during fiscal 2016, compared with $321.7 million during fiscal 2015. The increase of $41.5 million was due primarily to an increase in utility plant expenditures of $36.3 million and an increase in capital expenditures at NJRCEV of $14.5 million related to solar projects. NJR also contributed an additional $5.4 million for its investment in PennEast during fiscal 2016. The increase was partially offset by a decrease of $16.5 million related to wind projects.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Cash flows used in investing activities totaled $321.7 million during fiscal 2015, compared with $282.6 million during fiscal 2014. The increase of $39.1 million was due primarily to an increase in capital expenditures of $50.1 million related to wind projects at NJRCEV, $16.3 million related to utility plant, including cost of removal at NJNG and $5.2 million for the investment in PennEast. The increases were partially offset by a decrease of $34.6 million in capital expenditures related to solar projects at NJRCEV, along with proceeds of $6 million from the sale of land at CR&R during fiscal 2014, that did not recur in fiscal 2015.

NJNG’s capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, mandated pipeline safety rulemaking, general system improvements and approved infrastructure programs. During fiscal 2016 and fiscal 2015, NJNG’s capital expenditures, including cost of removal, totaled $205.1 million and $168.9 million, respectively.

The Company enters into various agreements to install, own and operate solar equipment including both residential and commercial projects and onshore wind projects. During fiscal 2016 and fiscal 2015, capital expenditures on these projects totaled $149.1 million and $151 million, respectively.

Home Services and Other capital expenditures in past years were made primarily in connection with investments made to preserve the value of real estate holdings. As of September 30, 2016, CR&R owned 35 acres of undeveloped land and a 56,400 square-foot office building on five acres of land. On December 29, 2015, CR&R sold approximately 18.61 acres of its undeveloped land for $760,000, generating a pre-tax gain of $10,000, after closing costs.

Financing Activities

Financing cash flows generally are seasonal in nature and are impacted by the volatility in pricing in the natural gas and other energy markets. NJNG’s inventory levels are built up during its natural gas injection season (April through October) and reduced during withdrawal season (November through March) in response to the supply requirements of its customers. Changes in financing cash flows can also be impacted by gas management and marketing activities at NJRES and clean energy investments at NJRCEV.

Cash flows from financing activities during fiscal 2016 totaled $253.2 million, compared with cash flows used in financing activities of $66.4 million during fiscal 2015. The increase of $319.6 million was due primarily to increased short-term borrowings at NJR. This was partially offset by the issuance of $100 million in long-term debt for NJR during fiscal 2015, along with a decrease of $25 million in long-term debt at NJNG, which issued $125 million during fiscal 2016, compared with $150 million during fiscal 2015. There was also a decrease in proceeds from the issuance of common stock when compared with fiscal 2015, during which 688,000 new shares were issued through the waiver discount feature of the DRP.

Cash flows used in financing activities during fiscal 2015 totaled $66.4 million, compared with $76.4 million during fiscal 2014. The decrease of $9.9 million was due primarily to an increase in proceeds from the issuance of common shares, including $19.8 million related to 688,000 new shares issued through the waiver discount feature of the DRP, partially offset by an increase in the purchase of treasury stock and payments of common stock dividends. NJNG also issued $150 million and NJR issued a $100 million in senior notes during fiscal 2015, each of which was used to reduce short-term borrowings.

NJNG also issued $125 million in senior notes during fiscal 2014, which was used to reduce short-term borrowings and redeem $60 million, 4.77 percent private placement bonds that matured in March 2014 and $12 million Series HH bonds, which were callable as of December 1, 2013, and redeemed in May 2014.

NJNG received $7.1 million, $7.2 million and $7.6 million for fiscal 2016, 2015 and 2014, respectively, in connection with the sale-leaseback of its natural gas meters. During fiscal 2016, 2015 and 2014, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1.9 million, $768,000 and $956,000, respectively. NJNG continues to evaluate this sale-leaseback program based on current market conditions.

Credit Ratings

On January 30, 2014, Moody’s upgraded NJNG’s senior secured rating from Aa3 to Aa2, while maintaining a stable outlook. The rating upgrade was driven primarily by the overall credit supportiveness of the regulatory environment under which NJNG operates. In its review of NJNG’s credit rating, Moody’s considered the BPU’s continued support of NJNG’s rate mechanisms, which allows for timely recovery of costs, including those associated with NJNG’s BGSS and CIP. In addition, the favorable recovery of investments related to NJNG’s infrastructure and energy efficiency programs factored into the rating upgrade.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The table below summarizes NJNG’s current credit ratings issued by two rating entities, S&P and Moody’s, as of September 30, 2016:

	S&P	Moody’s
Corporate Rating	A	N/A
Commercial Paper	A-1	P-1
Senior Secured	A+	Aa2
Ratings Outlook	Stable	Stable

These ratings were reaffirmed by S&P on July 19, 2016 and by Moody’s on October 4, 2016. NJNG’s S&P and Moody’s ratings are investment-grade ratings. NJR is not a rated entity.

Although NJNG is not party to any lending agreements that would accelerate the maturity date of any obligation caused by a failure to maintain any specific credit rating, if such ratings are downgraded below investment grade, borrowing costs could increase, as would the costs of maintaining certain contractual relationships and future financing and our access to capital markets would be reduced. Even if ratings are downgraded without falling below investment grade, NJR and NJNG could face increased borrowing costs under their credit facilities. A rating set forth above is not a recommendation to buy, sell or hold NJR’s or NJNG’s securities and may be subject to revision or withdrawal at any time. Each rating set forth above should be evaluated independently of any other rating.

The timing and mix of any external financings will target a common equity ratio that is consistent with maintaining NJNG’s current short-term and long-term credit ratings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

Commodity Market Risks

Natural gas is a nationally traded commodity. Its prices are determined effectively by the NYMEX, CME, ICE and over-the-counter markets. The prices on the NYMEX, CME, ICE and over-the-counter markets generally reflect the national balance of natural gas supply and demand, but are also significantly influenced from time to time by other events.

Our regulated and deregulated businesses are subject to market risk due to fluctuations in the price of natural gas. To economically hedge against such fluctuations, we have entered into forwards, futures, options and swap agreements. To manage these derivative instruments, we have well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. Our natural gas businesses are conducted through three of our operating subsidiaries. NJNG is a regulated utility that uses futures, options and swaps to economically hedge against price fluctuations, and its recovery of natural gas costs is governed by the BPU. NJRES uses futures, options, swaps and physical contracts to economically hedge purchases and sales of natural gas. Financial derivatives have historically been transacted on an exchange and cleared through an FCM, thus requiring daily cash margining for a majority of NJRES’ and NJNG’s positions. As a result of the Dodd-Frank Act, certain NJRES and NJNG transactions that were previously executed in the over-the-counter markets are now cleared through an FCM, resulting in increased margin requirements. The related cash flow impact from the increased requirements is expected to be minimal. Non-financial (i.e., physical) derivatives utilized by us have received statutory exclusion from similar Dodd-Frank provisions due to the element of physical settlement.

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2015 to September 30, 2016:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2015	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2016
NJNG	$(10,881)	$(9,361)	$(17,757)	$(2,485)
NJRES	24,575	51,567	97,884	(21,742)
Total	$13,694	$42,206	$80,127	$(24,227)

There were no changes in methods of valuations during the year ended September 30, 2016.

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of fair market value of financial derivatives as of September 30, 2016, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2017	2018	2019 - 2021	After 2021	Total Fair Value
Price based on NYMEX/CME	$(15,245)	$48	$—	$—	$(15,197)
Price based on ICE	(9,255)	7	218	—	(9,030)
Total	$(24,500)	$55	$218	$—	$(24,227)

The following is a summary of financial derivatives by type at September 30, 2016:

		Volume Bcf	Price per MMBtu (1)	Amounts included in Derivatives (Thousands)
NJNG	Futures	23.6	$1.93 - $3.16	$(2,485)
NJRES	Futures	(79.1)	$0.96 - $4.28	(22,317)
	Options	1.2	$0.02 - $0.24	575
Total				$(24,227)

(1)	Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2015 to September 30, 2016:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2015	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2016
NJNG - Prices based on other external data	$—	(8,844)	(7,925)	$(919)
NJRES - Prices based on other external data	(2,709)	(23,597)	(23,415)	(2,891)
Total	$(2,709)	(32,441)	(31,340)	$(3,810)

The following table reflects the changes in the fair market value of interest rate contracts from September 30, 2015 to September 30, 2016:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2015	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2016
NJNG - Prices based on other external data	$(4,228)	(18,845)	—	$(23,073)

Foreign Currency Market Risks

The following table reflects the changes in the fair market value of financial derivatives related to foreign currency hedges from September 30, 2015 to September 30, 2016:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2015	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2016
NJRES	$—	(61)	(30)	$(31)

There were no changes in methods of valuations during the fiscal year ended September 30, 2016.

The following is a summary of fair market value of financial derivatives related to foreign currency hedges at September 30, 2016, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2017	2018	2019 - 2021	After 2021	Total Fair Value
Prices based on other external data	$(31)	—	—	—	$(31)

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Our market price risk is predominately related to changes in the price of natural gas at the Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and fixed price swaps is linked to this location, the price sensitivity analysis has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed swap positions by approximately $19.8 million. This analysis does not include potential changes to reported credit adjustments embedded in the $(28.4) million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(9,908)	$(19,817)	$(29,725)	$(39,634)
Ending derivative fair value	$(28,377)	$(38,285)	$(48,194)	$(58,102)	$(68,011)
Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$9,908	$19,817	$29,725	$39,634
Ending derivative fair value	$(28,377)	$(18,469)	$(8,560)	$1,348	$11,257

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

Our Risk Management Committee continuously monitors NJR’s credit risk management policies and procedures and is composed of individuals from NJR-affiliated companies. The Risk Management Committee meets at least once a month and, among other things, evaluates the effectiveness of existing credit policies and procedures, reviews material transactions and discusses emerging issues.

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of September 30, 2016. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES’ & NJRCEV’s counterparty credit exposure as of September 30, 2016, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$119,056	$100,666
Noninvestment grade	17,479	3,379
Internally-rated investment grade	9,818	6,169
Internally-rated noninvestment grade	4,600	540
Total	$150,953	$110,754

NJNG’s counterparty credit exposure as of September 30, 2016, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$2,753	$2,578
Noninvestment grade	154	110
Internally-rated investment grade	24	—
Internally-rated noninvestment grade	7,699	2,093
Total	$10,630	$4,781

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Due to the inherent volatility in the market price for natural gas, electricity and SRECs, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty failed to perform the obligations under its contract (for example, failed to make payment for natural gas received), we could sustain a loss. This loss would comprise the loss on natural gas delivered but not paid for and/or the cost of replacing natural gas not delivered or received at a price that exceeds the original contract price. Any such loss could have a material impact on our financial condition, results of operations or cash flows.

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

As of September 30, 2016, NJNG is obligated to make principal and interest payments under a loan agreement securing $97 million of variable rate debt issued by the EDA. The bonds are in a LIBOR-based monthly interest rate mode and will accrue interest for five years at a variable rate determined monthly, which was initially calculated at .55 percent plus 70 percent of one-month LIBOR. As of September 30, 2016, the EDA Bonds had a weighted average interest rate of .92 percent. The EDA Bonds are subject to changes in market conditions for tax-exempt bonds and there can be no assurance that the interest rate will remain stable and not increase significantly due to market conditions, which could adversely affect NJNG’s borrowing costs. A 100 basis point change in the EDA Bonds’ average interest rate would have caused a change in interest expense for these variable rate bonds by approximately $679,000 during fiscal 2016.

As of September 30, 2016, the Company, excluding NJNG, had no variable-rate long-term debt.

For more information regarding the interest rate risk related to our short-term debt, please see the Liquidity and Capital Resources - Debt section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of September 30, 2016, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the Unites States of America.

The conclusion of the Company’s principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016, which appears herein.

November 22, 2016

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Jersey Resources Corporation
Wall, New Jersey:

We have audited the accompanying consolidated balance sheets of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, common stock equity, and cash flows for each of the three years in the period ended September 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

November 22, 2016

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Jersey Resources Corporation
Wall, New Jersey

We have audited the internal control over financial reporting of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2016 of the Company and our report dated November 22, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

November 22, 2016

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share data)
Fiscal years ended September 30,	2016	2015	2014
OPERATING REVENUES
Utility	$594,346	$781,970	$819,415
Nonutility	1,286,559	1,952,017	2,918,730
Total operating revenues	1,880,905	2,733,987	3,738,145
OPERATING EXPENSES
Gas purchases:
Utility	205,034	304,953	319,897
Nonutility	1,139,301	1,767,841	2,807,008
Related parties	8,351	12,851	12,620
Operation and maintenance	208,421	209,453	215,180
Regulatory rider expenses	39,300	75,779	72,164
Depreciation and amortization	72,748	61,399	52,742
Energy and other taxes	40,215	53,260	57,344
Total operating expenses	1,713,370	2,485,536	3,536,955
OPERATING INCOME	167,535	248,451	201,190
Other income, net	9,196	6,545	7,551
Interest expense, net of capitalized interest	31,044	27,721	25,463
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	145,687	227,275	183,278
Income tax provision	23,530	59,724	51,840
Equity in earnings of affiliates	9,515	13,409	10,532
NET INCOME	$131,672	$180,960	$141,970

EARNINGS PER COMMON SHARE
Basic	$1.53	$2.12	$1.69
Diluted	$1.52	$2.10	$1.67
DIVIDENDS DECLARED PER COMMON SHARE	$0.975	$0.915	$0.855
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	85,884	85,186	84,198
Diluted	86,731	86,265	84,922

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)
Fiscal years ended September 30,	2016	2015	2014
Net income	$131,672	$180,960	$141,970
Other comprehensive income, net of tax:
Unrealized (loss) gain on available for sale securities, net of tax of $1,499, $(1,135) and $426, respectively (1)	(2,187)	1,603	(618)
Net unrealized (loss) gain on derivatives, net of tax of $0, $(56), and $61, respectively	—	93	(105)
Adjustment to postemployment benefit obligation, net of tax of $2,466, $3,688 and $2,162, respectively	(3,574)	(5,496)	(3,250)
Other comprehensive (loss)	(5,761)	(3,800)	(3,973)
Comprehensive income	$125,911	$177,160	$137,997

(1)	Available for sale securities are included in other noncurrent assets on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal years ended September 30,	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$131,672	$180,960	$141,970
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	46,883	(38,681)	28,534
Depreciation and amortization	72,748	61,399	52,742
Impairment loss on investment	—	—	6,351
Allowance for equity used during construction	(4,375)	(3,825)	(1,562)
Allowance for bad debt expense	1,616	2,859	2,504
Deferred income taxes	27,721	45,934	18,421
Manufactured gas plant remediation costs	(8,106)	(6,805)	(4,396)
Distributions received from equity investees, net of equity in earnings	4,534	6,663	2,589
Cost of removal - asset retirement obligations	(403)	(1,034)	(1,153)
Contributions to postemployment benefit plans	(33,359)	(5,778)	(4,953)
Tax benefit from stock based compensation	1,755	881	414
Changes in:
Components of working capital	(123,325)	81,817	85,480
Other noncurrent assets	3,933	38,716	10,484
Other noncurrent liabilities	21,336	27,841	20,724
Cash flows from operating activities	142,630	390,947	358,149
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for:
Utility plant	(176,067)	(140,797)	(128,254)
Solar and wind equipment	(149,063)	(151,002)	(135,543)
Real estate properties and other	(1,896)	(209)	(1,179)
Cost of removal	(29,066)	(28,078)	(24,312)
Investments in equity investees	(11,176)	(5,780)	(555)
Distributions from equity investees in excess of equity in earnings	2,351	2,620	1,150
Withdrawal from (payment to) from restricted cash construction fund	979	(1,499)	88
Proceeds from sale of investment	—	3,016	—
Proceeds from sale of property	748	—	6,010
Cash flows (used in) investing activities	(363,190)	(321,729)	(282,595)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock	16,010	37,299	15,373
Tax withholding payments related to net settled stock compensation	(3,547)	(2,146)	(949)
Proceeds from sale-leaseback transaction	7,107	7,216	7,576
Proceeds from long-term debt	275,000	250,000	125,000
Payments of long-term debt	(13,289)	(37,039)	(82,586)
Purchases of treasury stock	(1,008)	(10,589)	(5,522)
Payments of common stock dividends	(82,445)	(76,532)	(70,664)
Net proceeds from (payments of) short-term debt	55,350	(234,650)	(64,600)
Cash flows from (used in) financing activities	253,178	(66,441)	(76,372)
Change in cash and cash equivalents	32,618	2,777	(818)
Cash and cash equivalents at beginning of period	4,928	2,151	2,969
Cash and cash equivalents at end of period	$37,546	$4,928	$2,151
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$11,303	$32,529	$48,032
Inventories	(45,986)	114,638	43,130
Recovery of gas costs	(39,642)	18,979	13,015
Gas purchases payable	(11,963)	(54,525)	(47,528)
Gas purchases payable - related parties	(411)	202	14
Prepaid and accrued taxes	2,385	(18,161)	21,133
Accounts payable and other	(15,656)	(14,714)	34,716
Restricted broker margin accounts	(38,752)	18,452	(20,758)
Customers’ credit balances and deposits	12,044	(1,545)	(2,058)
Other current assets	3,353	(14,038)	(4,216)
Total	$(123,325)	$81,817	$85,480
SUPPLEMENTAL DISCLOSURES
Cash paid (received) for:
Interest (net of amounts capitalized)	$31,996	$24,208	$22,458
Income taxes	$(3,516)	$28,790	$22,447
Accrued capital expenditures	$48,881	$28,676	$9,655
Deferred gain on non-cash exchange of investments	$—	$24,601	$—
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEETS

ASSETS

(Thousands)
September 30,	2016	2015

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$2,107,375	$1,908,024
Construction work in progress	122,268	155,553
Solar and wind equipment, real estate properties and other, at cost	631,696	481,003
Construction work in progress	93,791	77,705
Total property, plant and equipment	2,955,130	2,622,285
Accumulated depreciation and amortization, utility plant	(467,702)	(437,097)
Accumulated depreciation and amortization, solar and wind equipment, real estate properties and other	(79,776)	(56,927)
Property, plant and equipment, net	2,407,652	2,128,261

CURRENT ASSETS
Cash and cash equivalents	37,546	4,928
Customer accounts receivable:
Billed	142,658	155,273
Unbilled revenues	5,744	6,372
Allowance for doubtful accounts	(4,865)	(5,189)
Regulatory assets	54,286	24,258
Gas in storage, at average cost	206,251	163,905
Materials and supplies, at average cost	10,778	7,138
Prepaid and accrued taxes	34,179	36,810
Derivatives, at fair value	29,964	40,743
Restricted broker margin accounts	47,644	12,990
Asset held for sale	7,660	—
Other current assets	35,419	40,987
Total current assets	607,264	488,215

NONCURRENT ASSETS
Investments in equity investees	141,148	132,002
Regulatory assets	441,294	410,155
Derivatives, at fair value	5,227	4,334
Available for sale securities	55,789	59,475
Other noncurrent assets	68,708	61,915
Total noncurrent assets	712,166	667,881
Total assets	$3,727,082	$3,284,357

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)
September 30,	2016	2015

CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding September 30, 2016 — 86,086,355; September 30, 2015 — 85,531,423	$221,654	$220,838
Premium on common stock	215,580	209,931
Accumulated other comprehensive (loss), net of tax	(15,155)	(9,394)
Treasury stock at cost and other; shares September 30, 2016 — 2,575,139; September 30, 2015 — 2,804,847	(81,044)	(92,164)
Retained earnings	825,556	777,745
Common stock equity	1,166,591	1,106,956
Long-term debt	1,063,550	843,595
Total capitalization	2,230,141	1,950,551

CURRENT LIABILITIES
Current maturities of long-term debt	61,452	11,138
Short-term debt	121,700	66,350
Gas purchases payable	139,452	151,375
Gas purchases payable to related parties	1,150	1,601
Accounts payable and other	107,184	99,651
Dividends payable	21,975	20,528
Accrued taxes	1,080	1,326
Regulatory liabilities	9,469	12,154
New Jersey clean energy program	14,232	14,293
Derivatives, at fair value	61,080	32,791
Restricted broker margin accounts	—	4,103
Customers’ credit balances and deposits	32,834	20,790
Total current liabilities	571,608	436,100

NONCURRENT LIABILITIES
Deferred income taxes	473,847	444,935
Deferred investment tax credits	4,619	4,940
Deferred gain	28,519	29,334
Derivatives, at fair value	25,252	5,529
Manufactured gas plant remediation	172,000	180,400
Postemployment employee benefit liability	141,604	137,414
Regulatory liabilities	41,411	67,533
Asset retirement obligation	28,379	19,145
Other noncurrent liabilities	9,702	8,476
Total noncurrent liabilities	925,333	897,706
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$3,727,082	$3,284,357

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2013	83,923	$217,795	$194,964	$(1,621)	$(128,638)	$604,884	$887,384
Net income						141,970	141,970
Other comprehensive (loss)				(3,973)			(3,973)
Common stock issued:
Incentive compensation plan	171	428	2,783				3,211
Dividend reinvestment plan (1)	591		2,176		12,050		14,226
Tax benefits from stock plans			(184)				(184)
Cash dividend declared ($.855 per share)						(72,025)	(72,025)
Treasury stock and other	(329)				(4,443)		(4,443)
Balance at September 30, 2014	84,356	218,223	199,739	(5,594)	(121,031)	674,829	966,166
Net income						180,960	180,960
Other comprehensive (loss)				(3,800)			(3,800)
Common stock issued:
Incentive compensation plan	359	895	5,013				5,908
Dividend reinvestment plan (1)	1,149	1,720	6,722		19,096		27,538
Tax benefits from stock plans			(1,344)				(1,344)
Cash dividend declared ($.915 per share)						(78,044)	(78,044)
Treasury stock and other	(333)		(199)		9,771		9,572
Balance at September 30, 2015	85,531	220,838	209,931	(9,394)	(92,164)	777,745	1,106,956
Net income						131,672	131,672
Other comprehensive income				(5,761)			(5,761)
Common stock issued:
Incentive compensation plan	325	816	8,583				9,399
Dividend reinvestment plan (1)	471		(2,879)		18,942		16,063
Cash dividend declared ($.975 per share)						(83,861)	(83,861)
Treasury stock and other	(241)		(55)		(7,822)		(7,877)
Balance at September 30, 2016	86,086	$221,654	$215,580	$(15,155)	$(81,044)	$825,556	$1,166,591

(1)
The DRP allows NJR, at its option, to use newly issued shares to raise capital. During fiscal 2015, NJR issued approximately 688,000 new shares through the waiver discount feature of its DRP. There were no new shares issued through the waiver discount feature during fiscal 2014 and fiscal 2016.

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and operates certain unregulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company provides natural gas utility service to approximately 521,200 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment;

NJR Clean Energy Ventures Corporation, the Company’s clean energy subsidiary, comprises the Clean Energy Ventures segment and consists of the Company’s capital investments in commercial and residential solar projects located throughout New Jersey and onshore wind investments in Montana, Iowa, Kansas, Wyoming and Pennsylvania;

NJR Energy Services Company comprises the Energy Services segment that maintains and transacts around a portfolio of natural gas storage and transportation capacity contracts and provides physical wholesale energy and energy management services in the U.S. and Canada;

NJR Midstream Holdings Corporation invests in energy-related ventures through its subsidiaries, NJR Steckman Ridge Storage Company, which holds the Company’s 50 percent combined interest in Steckman Ridge located in Pennsylvania, and NJR Pipeline Company, which holds the Company’s 20 percent ownership interest in PennEast. During fiscal 2015 and 2014, NJR Midstream Holdings Corporation, through its subsidiary, NJNR Pipeline Company, also held the Company’s 5.53 percent ownership interest in Iroquois Gas Transmission L.P. On September 29, 2015, NJNR Pipeline Company exchanged its ownership interest in Iroquois to Dominion Midstream Partners, L.P. for approximately 1.84 million DM Common Units. Steckman Ridge, PennEast and DM comprise the Midstream segment. See Note 6. Investment in Equity Investees for more information; and

NJR Retail Holdings Corporation has two principal subsidiaries, NJR Home Services Company, which provides heating, central air conditioning, standby generators, solar and other indoor and outdoor comfort products to residential homes throughout New Jersey, and Commercial Realty & Resources Corporation, which owns commercial real estate. NJR Retail Holdings Corporation and NJR Energy Corporation are included in Home Services and Other operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Other financial investments or contractual interests that lack the characteristics of a voting interest entity, which are commonly referred to as variable interest entities, are evaluated by NJR to determine if it has the power to direct business activities and, therefore, would be considered a controlling interest that NJR would have to consolidate. Based on those evaluations, NJR has determined that it does not have any investments in variable interest entities as of September 30, 2016, 2015 and 2014.

Investments in entities over which the Company does not have a controlling financial interest are either accounted for under the equity method or cost method of accounting.

Regulatory Assets & Liabilities

Under cost-based regulation, regulated utility enterprises generally are permitted to recover their operating expenses and earn a reasonable rate of return on their utility investment.

NJNG maintains its accounts in accordance with the FERC Uniform System of Accounts as prescribed by the BPU and in accordance with the Regulated Operations Topic of the FASB ASC. As a result of the impact of the ratemaking process and regulatory actions of the BPU, NJNG is required to recognize the economic effects of rate regulation. Accordingly, NJNG capitalizes or defers certain costs that are expected to be recovered from its customers as regulatory assets and recognizes certain obligations representing probable future expenditures as regulatory liabilities on the Consolidated Balance Sheets. See Note 3. Regulation, for a more detailed description of NJNG’s regulatory assets and liabilities.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Gas in Storage

Gas in storage is reflected at average cost on the Consolidated Balance Sheets, and represents natural gas and LNG that will be utilized in the ordinary course of business.

The following table summarizes gas in storage, at average cost by company, as of September 30:

	2016		2015
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJRES	$130,493	62.0	$93,696	44.6
NJNG	75,758	21.3	70,209	21.4
Total	$206,251	83.3	$163,905	66.0

Demand Fees

For the purpose of securing storage and pipeline capacity in support of their respective businesses, NJRES and NJNG enter into storage and pipeline capacity contracts, which require the payment of associated demand fees and charges that allow them access to a high priority of service in order to maintain the ability to access storage or pipeline capacity during a fixed time period, which generally ranges from one to 10 years. Many of these demand fees and charges are based on established tariff rates as established and regulated by FERC. These charges represent commitments to pay storage providers and pipeline companies for the priority right to transport and/or store natural gas utilizing their respective assets.

The following table summarizes the demand charges, which are net of capacity releases, and are included as a component of gas purchases on the Consolidated Statements of Operations for the fiscal years ended September 30:

(Millions)	2016	2015	2014
NJRES	$141.0	$130.6	$122.0
NJNG	77.8	80.5	92.0
Total	$218.8	$211.1	$214.0
NJRES expenses demand charges ratably over the term of the service being provided.

NJNG’s costs associated with demand charges are included in its weighted average cost of gas. The demand charges are expensed based on NJNG’s BGSS sales and recovered as part of its gas commodity component of its BGSS tariff.

Derivative Instruments

NJR accounts for its financial instruments, such as futures, options, foreign exchange contracts, interest rate contracts, as well as its physical commodity contracts related to the purchase and sale of natural gas at NJRES, as derivatives, and therefore recognizes them at fair value on the Consolidated Balance Sheets. NJR’s unregulated subsidiaries record changes in the fair value of their financial commodity derivatives in gas purchases and changes in the fair value of their physical forward contracts in gas purchases or operating revenues, as appropriate, on the Consolidated Statements of Operations. NJRES designated its foreign exchange contracts, entered into prior to January 1, 2016, as cash flow hedges of Canadian dollar denominated gas purchases. Changes in the fair value of the effective portion of these hedges are recorded to AOCI, a component of stockholders’ equity, and reclassified to gas purchases on the Consolidated Statements of Operations when they settle. Ineffective portions of the cash flow hedges are recognized immediately in earnings. NJR did not have derivatives designated as fair value hedges during fiscal 2015 and 2016.

The Derivatives and Hedging Topic of the ASC also provides for a NPNS scope exception for qualifying physical commodity contracts that are intended for purchases and sales during the normal course of business and for which physical delivery is probable. Effective January 1, 2016, NJR prospectively applies this normal scope exception on a case by case basis to physical commodity contracts at NJNG, forward SREC contracts at NJRCEV and when it does, it does not record changes in the fair value of these contracts until the contract settles and the related underlying natural gas or SREC is delivered. Gains and/or losses on NJNG’s derivatives used to economically hedge its regulated natural gas supply obligations, as well as its exposure to interest rate variability, are recoverable through its BGSS, a component of its tariff. Accordingly, the offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability on the Consolidated Balance Sheets.

See Note 4. Derivative Instruments for additional details regarding natural gas trading and hedging activities.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Fair values of exchange-traded instruments, including futures, swaps, and certain options, are based on unadjusted, quoted prices in active markets. NJR’s non-exchange-traded financial instruments, foreign currency derivatives, over-the-counter physical commodity contracts at NJRES, and NJNG’s Treasury Lock are valued using observable, quoted prices for similar or identical assets when available. In establishing the fair value of contracts for which a quoted basis price is not available at the measurement date, management utilizes available market data and pricing models to estimate fair values. Fair values are subject to change in the near term and reflect management’s best estimate based on a variety of factors. Estimating fair values of instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from, or paid to, a third party in settlement of the instruments. These amounts could be materially different from amounts that might be realized in an actual sale transaction.

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

NJRCEV recognizes revenue when SRECs are transferred to counterparties. SRECs are physically delivered through the transfer of certificates as per contractual settlement schedules.

Revenues for NJRES are recognized when the natural gas is physically delivered to the customer. In addition, changes in the fair value of derivatives that economically hedge the forecasted sales of the natural gas are recognized in operating revenues as they occur, as noted above. NJRES also recognizes changes in the fair value of SREC derivative contracts as a component of operating revenues.

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

Gas purchases at NJRES are comprised of gas costs NJRES is obligated to pay upon completion of a variety of transactions, as well as realized gains and losses from settled physical and financial derivative instruments and unrealized gains and losses on the change in fair value of derivative instruments that have not yet settled. Changes in the fair value of derivatives that economically hedge the forecasted purchases of natural gas are recognized in gas purchases as they occur.

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

The Company invests in property that qualifies for federal ITCs and utilizes the ITCs, as allowed, based on the cost and life of the assets. ITCs at NJNG are deferred and amortized as a reduction to the tax provision over the average lives of the related equipment in accordance with regulatory treatment. ITCs at NJR’s unregulated subsidiaries are recognized as a reduction to income

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

tax expense when the property is placed in service. The Company invests in property that qualifies for PTCs. PTCs are recognized as reductions to current federal income tax expense as PTCs are generated through the production activities of the assets. Changes to the federal statutes related to ITCs and PTCs, which have the effect of reducing or eliminating the credits, could have a negative impact on earnings and cash flows.

Capitalized and Deferred Interest

NJNG’s base rates include the ability to recover AFUDC on its CWIP. For all NJNG construction projects, an incremental cost of equity is recoverable during periods when NJNG’s short-term debt balances are lower than its CWIP. For more information on AFUDC treatment with respect to certain accelerated infrastructure projects, see Note 3 Regulation - Infrastructure programs.

Capitalized amounts associated with the debt and equity components of NJNG’s AFUDC are recorded in utility plant on the Consolidated Balance Sheets. Corresponding amounts for the debt component is recognized in interest expense and in other income for the equity component on the Consolidated Statements of Operations and include the following for the fiscal years ended September 30:

($ in thousands)	2016	2015	2014
AFUDC:
Debt	$5,009	$2,472	$1,057
Equity	4,375	3,825	1,562
Total	$9,384	$6,297	$2,619
Weighted average interest rate	5.06%	4.63%	3.30%

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RA and USF expenditures. See Note 3. Regulation. The SBC interest rate changes each September based on the August 31 seven-year constant maturity Treasury rate plus 60 basis points. The rate was 2.05 percent, 2.54 percent and 2.65 percent for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. Accordingly, other income included $54,000, $61,000 and $586,000 in the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

Sales Tax Accounting

Sales tax that is collected from customers is presented in both operating revenues and operating expenses on the Consolidated Statements of Operations for the fiscal years ended September 30, as follows:

(Millions)	2016	2015	2014
Sales tax	$31.0	$44.1	$47.4
TEFA (1)	—	—	1.4
Total	$31.0	$44.1	$48.8

(1)	TEFA was phased out in January 2014.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash on deposit and temporary investments with maturities of three months or less, and excludes restricted cash of $1.6 million and $2.5 million as of September 30, 2016 and 2015, respectively, related to escrow balances for utility plant projects, which is recorded in other current and noncurrent assets on the Consolidated Balance Sheets, respectively.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Depreciation is computed on a straight-line basis over the useful life of the assets for unregulated assets and using rates based on the estimated average lives of the various classes of depreciable property for NJNG. The composite rate of depreciation used for NJNG was 2.32 percent of average depreciable property in fiscal 2016, 2.31 percent in fiscal 2015 and 2.44 percent in fiscal 2014. The Company recorded $72.7 million, $61.4 million and $52.7 million in depreciation expense during fiscal 2016, 2015 and 2014, respectively. Effective October 1, 2016, the overall depreciation rate is 2.4 percent, as settled in the base rate case.

Property, plant and equipment was comprised of the following as of September 30:

(Thousands)
Property Classifications	Estimated Useful Lives	2016	2015
Distribution facilities	38 to 74 years	$1,823,672	$1,695,898
Transmission facilities	35 to 56 years	292,433	289,599
Storage facilities	34 to 47 years	78,238	41,669
Solar property	20 to 25 years	479,948	395,704
Wind property	25 years	228,644	137,292
All other property	5 to 35 years	52,195	62,123
Total property, plant and equipment		2,955,130	2,622,285
Accumulated depreciation and amortization		(547,478)	(494,024)
Property, plant and equipment, net		$2,407,652	$2,128,261

Asset Held for Sale

NJR’s subsidiary, CR&R, has committed to sell an approximately 56,400 square foot office building on five acres of land located in Monmouth County with a net book value of $7.7 million. Since it is probable that the sale will be completed within the next 12 months, as of September 30, 2016, the Company has classified the property as held for sale in the Consolidated Balance Sheets.

Impairment of Long-Lived Assets

The Company reviews the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable.

During fiscal 2014, NJRCEV recognized an impairment loss of $6.4 million, $3.8 million after tax, associated with its investment in OwnEnergy, a developer of onshore wind projects. The loss is included in other income, net on the Consolidated Statements of Operations. No other impairments were identified for the fiscal years ended September 30, 2016, 2015 and 2014.

Investments in Equity Investees

The Company accounts for its investments in Steckman Ridge, PennEast and Iroquois (through September 29, 2015), using the equity method of accounting, where its respective ownership interests are 50 percent or less and/or it has significant influence over operating and management decisions, but is not the primary beneficiary, as defined under ASC 810, Consolidation. The Company’s share of earnings is recognized as equity in earnings of affiliates on the Consolidated Statements of Operations. See Note 6. Investment in Equity Investees for more information.

Available for Sale Securities

The Company has investments in two publicly traded energy companies that have a fair value of $55.8 million and $59.5 million as of September 30, 2016 and 2015, respectively, which are included in available for sale securities on the Consolidated Balance Sheets. Total unrealized gains associated with these equity securities, which are included as a part of accumulated other comprehensive income, a component of common stock equity, were $7.2 million, $4.2 million after tax, and $10.8 million, $6.4 million after tax, as of September 30, 2016 and 2015, respectively.

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
There were no sales of securities during fiscal 2016 and 2015.

Customer Accounts Receivable and Allowance for Doubtful Accounts

Receivables consist of natural gas sales and transportation services billed to residential, commercial, industrial and other customers, as well as equipment sales, installations, solar leases and PPAs to commercial and residential customers. NJR evaluates its accounts receivables and, to the extent customer account balances are outstanding for more than 60 days, establishes an allowance for doubtful accounts. The allowance is based on a combination of factors including historical collection experience and trends, aging of receivables, general economic conditions in the company’s distribution or sales territories, and customer specific information. NJR writes-off customers’ accounts once it is determined they are uncollectible.

The following table summarizes customer accounts receivable by company as of September 30:

(Thousands)	2016		2015
NJRES	$102,884	72%	$107,461	69%
NJNG (1)	30,951	22	41,130	26
NJRCEV	1,807	1	1,084	1
NJRHS and other	7,016	5	5,598	4
Total	$142,658	100%	$155,273	100%

(1)	Does not include unbilled revenues of $5.7 million and $6.4 million as of September 30, 2016 and 2015, respectively.

Loans Receivable

NJNG provides loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy efficient equipment in accordance with its BPU approved SAVEGREEN program. The loans are recognized at net present value on the Consolidated Balance Sheets. Refer to Note 5. Fair Value for a discussion of the Company’s fair value measurement policies and level disclosures. The Company has recorded $7.8 million and $6.2 million in other current assets and $39.5 million and $36.2 million in other noncurrent assets as of September 30, 2016 and 2015, respectively, on the Consolidated Balance Sheets, related to the loans.

NJNG’s policy is to establish an allowance for doubtful accounts when loan balances are in arrears for more than 60 days. There was no allowance for doubtful accounts established for the SAVEGREEN loans during fiscal 2016 and 2015.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Accumulated Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income, net of related tax effects, as of September 30:

(Thousands)	Unrealized gain (loss) on available for sale securities	Net unrealized gain (loss) on derivatives		Adjustment to postemployment benefit obligation		Total
Balance at September 30, 2014	$4,782	$(93)		$(10,283)		$(5,594)
Other comprehensive income, net of tax
Other comprehensive income (loss), before reclassifications, net of tax of ($1,135), $146, $4,362, $3,373	1,603	(256)		(6,483)		(5,136)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, ($202), ($674), ($876)	—	349	(1)	987	(2)	1,336
Net current-period other comprehensive income (loss), net of tax of ($1,135), ($56), $3,688, $2,497	1,603	93		(5,496)		(3,800)
Balance at September 30, 2015	$6,385	$—		$(15,779)		$(9,394)
Other comprehensive income, net of tax
Other comprehensive (loss), before reclassifications, net of tax of $1,499, $10, $3,164, $4,673	(2,187)	(17)		(4,600)		(6,804)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(10), $(698), $(708)	—	17	(1)	1,026	(2)	1,043
Net current-period other comprehensive (loss), net of tax of $1,499, $0, $2,466, $3,965	(2,187)	—		(3,574)		(5,761)
Balance at September 30, 2016	$4,198	$—		$(19,353)		$(15,155)

(1)	Consists of realized losses related to foreign currency derivatives, which are reclassified to gas purchases on the Consolidated Statements of Operations.

(2)	Included in the computation of net periodic pension cost, a component of O&M expense on the Consolidated Statements of Operations. For more details, see Note 10. Employee Benefit Plans.

Pension and Postemployment Plans

NJR has two noncontributory defined pension plans covering eligible employees, including officers. Benefits are based on each employee’s years of service and compensation. NJR’s funding policy is to contribute annually to these plans at least the minimum amount required under Employee Retirement Income Security Act, as amended, and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed-income securities and short-term investments. The Company made a discretionary contribution of $30 million during the first quarter of fiscal 2016 to improve the funded status of the pension plans based on then current actuarial assumptions, which included the adoption of the most recent mortality table. The Company made no discretionary contributions to the pension plans in fiscal 2015.

NJR also provides two primarily noncontributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. NJR contributed $3 million, $6 million and $5 million in aggregate to these plans in fiscal 2016, 2015 and 2014, respectively.

See Note 10. Employee Benefit Plans, for a more detailed description of the Company’s pension and postemployment plans.

Foreign Currency Transactions

NJRES’ market area includes Canadian delivery points and as a result, NJRES incurs certain natural gas commodity costs and demand fees denominated in Canadian dollars. Gains or losses that occur as a result of these foreign currency transactions are reported as a component of gas purchases on the Consolidated Statements of Operations and were not material during the fiscal years ended September 30, 2016, 2015 and 2014.

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

Accordingly, the following amounts on the Consolidated Balance Sheets, as of September 30, 2015, have been adjusted:

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

There was no additional impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows.

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

The Company elected to early adopt the amended guidance during the third quarter of fiscal 2016 and applied the new provisions as of the beginning of the year of adoption on a retrospective or prospective basis depending on each amendment’s transition requirements. As such, effective October 1, 2015, NJR is recognizing forfeitures as they occur and is recognizing excess tax benefits (deficiencies) as a component of income tax (benefit) provision in its Consolidated Statements of Operations on a prospective basis. Accordingly, upon adoption, the Company recognized $1.8 million in excess tax benefits during fiscal 2016.

The following table presents the adjustments to the Consolidated Statements of Cash Flows for the fiscal year ended September 30, 2015:

(Thousands)	As Previously Reported	Effect of Change	As Adjusted
Cash flows from operating activities
Tax benefit from stock based compensation	$—	$881	$881
Other noncurrent liabilities	$25,695	$2,146	$27,841
Net cash flows provided from operating activities	$387,920	$3,027	$390,947
Cash flows (used in) financing activities
Tax benefit from stock options exercised	$881	$(881)	$—
Tax withholding payments related to net settled stock compensation	$—	$(2,146)	$(2,146)
Cash flows (used in) financing activities	$(63,414)	$(3,027)	$(66,441)

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table presents the adjustments to the Consolidated Statements of Cash Flows for the fiscal year ended September 30, 2014:

(Thousands)	As Previously Reported	Effect of Change	As Adjusted
Cash flows from operating activities
Tax benefit from stock based compensation	$—	$414	$414
Other noncurrent liabilities	$19,775	$949	$20,724
Net cash flows provided from operating activities	$356,786	$1,363	$358,149
Cash flows (used in) financing activities
Tax benefit from stock options exercised	$414	$(414)	$—
Tax withholding payments related to net settled stock compensation	$—	$(949)	$(949)
Cash flows (used in) financing activities	$(75,009)	$(1,363)	$(76,372)

There was no impact to the Consolidated Balance Sheets upon adoption of the new guidance.

Other Recent Updates to the Accounting Standards Codification

Revenue

In May 2014, the FASB issued ASU No. 2014-09, and added Topic 606, Revenue from Contracts with Customers, to the ASC. ASC 606 supersedes ASC 605, Revenue Recognition, as well as most industry-specific guidance, and prescribes a single, comprehensive revenue recognition model designed to improve financial reporting comparability across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU No. 2015-14, which defers the implementation of the new guidance for one year. The new guidance will become effective for the Company’s fiscal year ending September 30, 2019, and interim periods within that year. The Company continues to evaluate the provisions of ASC 606, however, based on the review of customer contracts to date, it is not anticipating a material impact to its financial position, results of operations or cash flows upon adoption. Accordingly, the Company expects to transition to the new guidance using the modified retrospective approach.

Stock Compensation

In June 2014, the FASB issued ASU No. 2014-12, an amendment to ASC 718, Compensation - Stock Compensation, which clarifies the accounting for performance awards when the terms of the award provide that a performance target could be achieved after the requisite service period. The new guidance will become effective for the Company’s fiscal year ending September 30, 2017, and interim periods within that year, on a prospective basis, and will not impact its financial position, results of operations or cash flows upon adoption.

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, an amendment to ASC 810, Consolidation, which changes the consolidation analysis required under GAAP and reevaluates whether limited partnerships and similar entities must be consolidated. The new guidance will become effective for the Company’s fiscal year ending September 30, 2017, and interim periods within that year, on a full retrospective basis, and will not impact its financial position, results of operations or cash flows upon adoption.

Interest

In April 2015, the FASB issued ASU No. 2015-03, an amendment to ASC 835, Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs by requiring them to be presented on the balance sheet as a deduction from the carrying amount of the liability. The amendments do not affect the recognition and measurement guidance for debt issuance costs. In August 2015, the FASB issued ASU No. 2015-15, which clarified that the amendments contained within ASU No. 2015-03 do not require companies to modify their accounting for costs incurred in obtaining revolving credit facilities. The new guidance will become effective for the Company’s fiscal year ending September 30, 2017, and interim periods within that year, on a retrospective basis, and will not have a material impact to its financial position, results of operations or cash flows upon adoption.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Intangibles

In April 2015, the FASB issued ASU No. 2015-05, an amendment to ASC 350, Intangibles - Goodwill and Other - Internal-Use Software, which clarifies the accounting for fees in a cloud computing arrangement. The amendments provide guidance on how an entity should evaluate the accounting for fees paid in a cloud computing arrangement to determine whether an arrangement includes the sale or license of software. The new guidance will become effective for the Company’s fiscal year ending September 30, 2017, and interim periods within that year, on a prospective basis, and will not impact its financial position, results of operations or cash flows upon adoption.

Inventory

In July 2015, the FASB issued ASU No. 2015-11, an amendment to ASC 330, Inventory, which requires entities to measure most inventory “at the lower of cost or net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The guidance is effective for the Company’s fiscal year ending September 30, 2018, and interim periods within that year. Upon adoption, the amendments will be applied on a prospective basis. The Company is currently evaluating the amendment to understand the impact on its financial position, results of operations and cash flows upon adoption.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, an amendment to ASC 825, Financial Instruments, to address certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The standard affects investments in equity securities that do not result in consolidation and are not accounted for under the equity method and the presentation of certain fair value changes for financial liabilities measured at fair value. It also simplifies the impairment assessment of equity investments without a readily determinable fair value by requiring a qualitative assessment. The guidance is effective for the Company’s fiscal year ending September 30, 2019, and interim periods within that year. Upon adoption, the amendments will be applied on a modified-retrospective basis. The Company has evaluated the amendments and noted that, upon adoption, subsequent changes to the fair value of the Company’s available for sale securities will be recorded in the statement of operations as opposed to other comprehensive income. The Company does not expect any other material impacts to its financial position, results of operations or cash flows upon adoption.

In June 2016, the FASB issued ASU 2016-13, an amendment to ASC 326, Financial Instruments - Credit Losses, which changes the impairment model for certain financial assets that have a contractual right to receive cash, including trade and loan receivables. The new model requires recognition based upon an estimation of expected credit losses rather than recognition of losses when it is probable that they have been incurred. The guidance is effective for the Company’s fiscal year ending September 30, 2021, and interim periods within that year, with early adoption permitted. The Company is currently evaluating the amendments to understand the impact on its financial position, results of operations and cash flows upon adoption and will apply the new guidance to its trade and loan receivables on a modified retrospective basis.

Leases

In February 2016, the FASB issued ASU 2016-02, an amendment to ASC 842, Leases, which provides for a comprehensive overhaul of the lease accounting model and changes the definition of a lease within the accounting literature. Under the new standard, all leases with a term greater than one year will be recorded on the balance sheet. Amortization of the related asset will be accounted for using one of two approaches prescribed by the guidance. Additional disclosures will be required to allow the user to assess the amount, timing and uncertainty of cash flows arising from leasing activities. A modified retrospective transition approach is required for leases existing at the time of adoption. The guidance is effective for the Company’s fiscal year ending September 30, 2020, and interim periods within that year, with early adoption permitted. The Company is currently evaluating the amendments to understand the impact on its financial position, results of operations and cash flows upon adoption.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, an amendment to ASC 230, Statement of Cash Flows, which addresses eight specific cash flow issues for which there has been diversity in practice. The guidance is effective for the Company’s fiscal year ending September 30, 2019, and interim periods within that year with early adoption permitted. Upon adoption, the amendments will be applied on a retrospective basis. The Company is currently evaluating the amendments to understand the impact on its consolidated statements of cash flows upon adoption.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires NJR to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies during the reporting period. On a monthly basis, NJR evaluates its estimates, including those related to the calculation of the fair value of derivative instruments, debt, unbilled revenues, allowance for doubtful accounts, provisions for depreciation and amortization, regulatory assets and liabilities, income taxes, pensions and other postemployment benefits, contingencies related to environmental matters and litigation. AROs are evaluated as often as needed. NJR’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

NJR has legal, regulatory and environmental proceedings during the normal course of business that can result in loss contingencies. When evaluating the potential for a loss, NJR will establish a reserve if a loss is probable and can be reasonably estimated, in which case it is NJR’s policy to accrue the full amount of such estimates. Where the information is sufficient only to establish a range of probable liability, and no point within the range is more likely than any other, it is NJR’s policy to accrue the lower end of the range. In the normal course of business, estimated amounts are subsequently adjusted to actual results that may differ from estimates.

3.	REGULATION

The EDECA is the legal framework for New Jersey’s public utility and wholesale energy landscape. NJNG is required, pursuant to a written order by the BPU under EDECA, to open its residential markets to competition from third-party natural gas suppliers. Customers can choose the supplier of their natural gas commodity in NJNG’s service territory.

As required by EDECA, NJNG’s rates are segregated into two primary components, the commodity portion, which represents the wholesale cost of natural gas, including the cost for interstate pipeline capacity to transport the gas to NJNG’s service territory, and the delivery portion, which represents the transportation of the commodity portion through NJNG’s gas distribution system to the end-use customer. NJNG does not earn utility gross margin on the commodity portion of its natural gas sales. NJNG earns utility gross margin through the delivery of natural gas to its customers, regardless of whether it or a third-party supplier provides the wholesale natural gas commodity.

Under EDECA, the BPU is required to audit the state’s energy utilities every two years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have an unfair competitive advantage over nonaffiliated providers of similar retail services. A combined competitive services and management audit of NJNG commenced in August 2013. A draft management audit report was accepted by the BPU on July 23, 2014, for public comment. To date, NJNG has been implementing all audit recommendations with the approval of BPU Staff and is waiting for final BPU approval.

NJNG is subject to cost-based regulation, therefore, it is permitted to recover authorized operating expenses and earn a reasonable return on its utility capital investments based on the BPU’s approval. The impact of the ratemaking process and decisions authorized by the BPU allows NJNG to capitalize or defer certain costs that are expected to be recovered from its customers as regulatory assets and to recognize certain obligations representing amounts that are probable future expenditures as regulatory liabilities in accordance with accounting guidance applicable to regulated operations.

NJNG’s recovery of costs is facilitated through its base rates, BGSS and other regulatory tariff riders. NJNG is required to make an annual filing to the BPU by June 1 of each year for review of its BGSS, CIP and various other programs and related rates. Annual rate changes are requested to be effective at the beginning of the following fiscal year. In addition, NJNG is also permitted to request approval of certain rate or program changes on an interim basis. All rate and program changes are subject to proper notification and BPU review and approval.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Base Rate Case

On November 13, 2015, NJNG filed a base rate case petition with the BPU, requesting an increase in base rates in the amount of $147.6 million, which was revised on July 20, 2016, to $112.9 million. On September 23, 2016, the BPU’s decision and order approved the following, effective October 1, 2016:

•
an increase in base rates in the amount of $45 million. The base rate increase includes a return on common equity of 9.75 percent, a common equity ratio of 52.5 percent and an increase in the overall depreciation rate from 2.34 percent to 2.4 percent;

•
the rate mechanism for recovery of SAFE I capital investments and a five-year extension of SAFE II, effective October 1, 2016. The estimated cost for SAFE II, excluding AFUDC, is approximately $200 million and related costs to be recovered on an accelerated basis are approximately $157.5 million. As a condition of the extension approval, NJNG is required to file a base rate case no later than November 2019;

•
rate recovery of NJ RISE capital investment costs through June 30, 2016, and the filing for recovery of future NJ RISE capital investment costs to be recovered, will occur in conjunction with SAFE II, commencing with the rate recovery filing to be submitted in March 2017;

•	recovery of NJNG’s NGV and LNG plant investments; and

•	recovery of other costs previously deferred in regulatory assets over seven years, as described further below.

Regulatory assets and liabilities included on the Consolidated Balance Sheets as of September 30, are comprised of the following:

(Thousands)	2016	2015
Regulatory assets-current
Conservation Incentive Program	$36,957	$—
New Jersey Clean Energy Program	14,232	14,293
Derivatives at fair value, net	3,097	9,965
Total current regulatory assets	$54,286	$24,258
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$19,595	$18,886
Liability for future expenditures	172,000	180,400
Deferred income taxes	20,273	17,460
Derivatives at fair value, net	23,384	5,153
SAVEGREEN	25,208	26,882
Postemployment and other benefit costs	157,027	140,636
Deferred Superstorm Sandy costs	15,201	15,201
Other noncurrent regulatory assets	8,606	5,537
Total noncurrent regulatory assets	$441,294	$410,155
Regulatory liability-current
Conservation Incentive Program	$—	$5,167
Overrecovered gas costs	9,469	6,987
Total current regulatory liabilities	$9,469	$12,154
Regulatory liabilities-noncurrent
Cost of removal obligation	$30,549	$54,880
New Jersey Clean Energy Program	10,657	11,956
Other noncurrent regulatory liabilities	205	697
Total noncurrent regulatory liabilities	$41,411	$67,533

Recovery of regulatory assets is subject to BPU approval, and therefore, if there are any changes in regulatory positions that indicate recovery is not probable, the related cost would be charged to income in the period of such determination. The BPU’s decision and order approving NJNG’s new base rates resulted in no changes to the recovery of NJNG’s regulatory assets.

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

New Jersey Clean Energy Program

The NJCEP is a statewide program that encourages energy efficiency and renewable energy. Funding amounts are determined by the BPU’s Office of Clean Energy and all New Jersey utilities are required to share in the annual funding obligation. The current NJCEP program is for the State of New Jersey’s fiscal year ending June 2017. NJNG recovers the costs associated with its portion of the NJCEP obligation, through its NJCEP rider.

Derivatives

Derivatives are utilized by NJNG to manage the price risk associated with its natural gas purchasing activities and to participate in certain BGSS incentive programs. The gains and losses associated with NJNG’s derivatives are recoverable through its BGSS, as noted above, without interest. See Note 4. Derivatives.

Environmental Remediation Costs

NJNG is responsible for the cleanup of certain former gas manufacturing facilities. Actual expenditures are recovered from customers, with interest, over seven year rolling periods, through a RA rate rider. Recovery for NJNG’s estimated future liability will be requested and/or recovered when actual expenditures are incurred. See Note 13. Commitments and Contingencies.

Deferred Income Taxes

In 1993, NJNG adopted the provisions of ASC 740, Income Taxes, which changed the method used to determine deferred tax assets and liabilities. Upon adoption, NJNG recognized a transition adjustment and corresponding regulatory asset representing the difference between NJNG’s existing deferred tax amounts compared with the deferred tax amounts calculated in accordance with the change in method prescribed by ASC 740. NJNG recovers the regulatory asset associated with these tax impacts through future base rates, without interest.

SAVEGREEN

NJNG administers certain programs that supplement the state’s NJCEP and that allow NJNG to promote clean energy to its residential and commercial customers, as described further below. NJNG will recover related expenditures and a weighted average cost of capital through a tariff rider, as approved by the BPU, over a two to 10-year period depending upon the specific program incentive.

Postemployment and Other Benefit Costs

Postemployment and Other Benefit Costs represents NJNG’s underfunded postemployment benefit obligations that the Company began recognizing in fiscal 2006, as a result of changes in the accounting provisions of ASC 715, Compensation and Benefits, as well as a $2.9 million fiscal 2010 tax charge resulting from a change in the deductibility of federal subsidies associated with Medicare Part D, both of which are deferred as regulatory assets and are recoverable, without interest, in base rates. In the September 23, 2016 base rate case decision and order, the BPU approved the recovery of the tax charge over a seven-year amortization period. See Note 10. Employee Benefit Plans.

Deferred Superstorm Sandy Costs

In October 2012, portions of NJNG’s distribution system incurred significant damage as a result of Superstorm Sandy. NJNG filed a petition with the BPU in November 2012 requesting deferred accounting for uninsured incremental O&M costs associated with its restoration efforts, which was approved in May 2013. On October 22, 2014, the BPU approved, as prudent and reasonable, the deferred O&M storm costs. The deferred Superstorm Sandy costs were approved for recovery through NJNG’s new base rates effective October 1, 2016, over a seven-year amortization period.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Other Regulatory Assets

Other regulatory assets consists primarily of deferred costs associated with certain components of NJNG’s SBC, as discussed further below, and NJNG’s compliance with federal and state mandated PIM provisions. NJNG’s related costs to maintain the operational integrity of its distribution and transmission main are recoverable, subject to BPU review and approval. Through September 30, 2016, NJNG was limited to recording a regulatory asset associated with PIM that did not exceed $700,000 per year. In addition, to the extent that project costs were lower than the approved PIM annual expense of $1.4 million, NJNG recorded a regulatory liability to be refunded as a credit to customers’ gas costs when the net cumulative liability exceeded $1 million. As of September 30, 2016, NJNG recorded $4.4 million of PIM in other regulatory assets. The deferred PIM costs were approved for recovery through NJNG’s new base rates effective October 1, 2016, over a seven-year amortization period. As of October 1, 2016, NJNG will no longer defer any costs associated with PIM.

Overrecovered Gas Costs

NJNG recovers its cost of gas through the BGSS rate component of its customers’ bills. NJNG’s cost of gas includes the purchased cost of the natural gas commodity, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs, and hedging transactions. Overrecovered gas costs represent a regulatory liability that generally occurs when NJNG’s BGSS rates are higher than actual costs and requests approval to be returned to customers including interest, when applicable, in accordance with NJNG’s approved BGSS tariff. Conversely, underrecovered gas costs generally occurs during periods when NJNG’s BGSS rates are lower than actual costs, in which case NJNG records a regulatory asset and requests amounts to be recovered from customers in the future.

Cost of Removal Obligation

NJNG accrues and collects for cost of removal in base rates on its utility property, without interest. NJNG’s regulatory liability represents customer collections in excess of actual expenditures, which the Company will return to customers as a reduction to depreciation expense until it is depleted by November 2019 when NJNG will file the next required base rate case.

The following is a description of certain regulatory proceedings during fiscal 2015 and 2016:

BGSS and CIP

BGSS rates are normally revised on an annual basis. In addition, to manage the fluctuations in wholesale natural gas costs, NJNG has the ability to make two interim filings during each fiscal year to increase residential and small commercial customer BGSS rates on a self-implementing and provisional basis. NJNG is also permitted to refund or credit back a portion of the commodity costs to customers when the natural gas commodity costs decrease in comparison to amounts projected or to amounts previously collected from customers. Concurrent with the annual BGSS filing, NJNG files for an annual review of its CIP. In May 2014, the BPU approved the continuation of the CIP program with no expiration date; however, it will be subject to review in a future rate filing in 2017. NJNG’s annual BGSS and CIP filings are summarized as follows:

•
June 2014 BGSS/CIP filing — In April 2015, the BPU approved the existing BGSS rate and the reduction in CIP rates, effective October 2014, which resulted in a 4.3 percent decrease to an average residential heat customer’s bill. Additionally, in October 2014, NJNG implemented a decrease to its BGSS price, which resulted in a 5 percent decrease to the average residential heat customer’s bill.

•
June 2015 BGSS/CIP filing — On February 24, 2016, the BPU approved NJNG’s proposal to continue its existing BGSS rate and to increase its CIP rates resulting in a .08 percent increase to the average residential heat customer’s bill effective October 2015. NJNG also provided bill credits to residential and small commercial customers from November 2015 through February 2016, as a result of the decline in the wholesale price of natural gas, which totaled $61.6 million.

•
June 2016 BGSS/CIP filing — NJNG filed a petition with the BPU to increase its CIP rates resulting in an 8.2 percent increase to the average residential heat customer’s bill and to decrease its BGSS rate for residential and small commercial customers resulting in a 5.5 percent decrease to the average residential heat customer’s bill, effective October 1, 2016, which was approved by the BPU on a provisional basis on September 23, 2016. This petition also included proposed bill credits to residential and small commercial customers during the months of November 2016 through February 2017, as a result of a decline in the wholesale price of natural gas. On September 16, 2016, NJNG notified the BPU that the

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

estimated bill credits will be approximately $48 million and will result in a 10.6 percent decrease to the average residential heat customer’s bill.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release, storage incentive programs and the FRM program (through October 31, 2015). The Company is permitted to annually propose a process to evaluate and discuss alternative incentive programs, should performance of the existing incentives or market conditions warrant re-evaluation. In March 2015, NJNG filed a petition with the BPU to continue its existing BGSS Incentive Programs. On October 15, 2015, the BPU issued an order approving the continuation of the BGSS Incentive Programs with modification to the storage incentive program, beginning with the 2015 storage injection period, and termination of the FRM Program, effective November 1, 2015.

SAVEGREEN

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives, which are designed to encourage the installation of high efficiency heating and cooling equipment and other energy efficiency upgrades to promote energy efficiency incentives to its residential and commercial customers while stimulating state and local economies through the creation of jobs. Depending on the specific initiative or approval, NJNG recovers costs associated with the programs over a two to 10-year period through a tariff rider mechanism. As of September 30, 2016, the BPU has approved total SAVEGREEN investments of approximately $219.3 million, of which, $136.6 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $20 million. The recovery includes a weighted average cost of capital that ranges from 6.69 percent, with a return on equity of 9.75 percent, to 7.76 percent, with a return on equity of 10.3 percent. SAVEGREEN investments and costs are filed with the BPU on an annual basis and include the following:

•
2014 SAVEGREEN filings — In March 2015, the BPU approved the June 2014 filing to maintain the existing rate. In July 2015, the BPU approved NJNG’s petition allowing the extension of SAVEGREEN through July 31, 2017, with an additional $75.2 million in investments.

•	2015 SAVEGREEN filing — On January 27, 2016, the BPU approved the July 2015 filing to maintain its existing rate.

•
2016 SAVEGREEN filings — On May 26, 2016, NJNG submitted its filing to maintain its existing recovery rate, which was approved by the BPU on October 31, 2016. On April 15, 2016, NJNG filed a petition with the BPU to extend its current program, which was set to expire on July 31, 2017, to December 31, 2018, which was approved by the BPU on June 29, 2016.

Societal Benefits Clause

The SBC is comprised of three primary riders that allow NJNG to recover costs associated with USF, which is a permanent statewide program for all natural gas and electric utilities for the benefit of income-eligible customers, MGP remediation, and the NJCEP. NJNG has submitted the following filings to the BPU, which includes a report of program expenditures incurred each program year:

•
2014 SBC filing — In May 2015, the BPU approved a decrease to NJNG’s SBC rate, resulting in a 3.3 percent decrease to the average residential heat customer’s bill, effective June 2015, and approved the recovery of NJNG’s MGP expenditures incurred through June 2014. The rate includes a reduction in the SBC RA factor to $8.5 million annually and the NJCEP factor to $16.3 million annually.

•
2015 SBC filings — In September 2015, the BPU approved the June 2015 annual USF compliance filing decreasing the statewide USF rate, resulting in a .6 percent decrease to the average residential heat customer’s total bill, effective October 2015. On December 24, 2015, NJNG filed an SBC petition with the BPU to increase the RA factor, to decrease the NJCEP factor and to request approval of its remediation expenses incurred through June 30, 2015, resulting in an overall decrease of .8 percent to the average residential heat customer’s bill. On June 29, 2016, the BPU approved the Company’s request to modify its rates as proposed, effective July 9, 2016, with recovery of $9.4 million annually related to the SBC RA factor.

•
2016 SBC filing — On June 23, 2016, NJNG submitted its annual USF compliance filing proposing to increase the statewide USF rate, resulting in a .2 percent increase to the average residential heat customer’s bill, effective October 1, 2016, which was approved by the BPU on September 23, 2016.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Infrastructure Programs

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant for customer growth and its associated PIM and infrastructure programs. NJNG continues to implement BPU-approved infrastructure projects that are designed to enhance the reliability of NJNG’s gas distribution system, including SAFE and NJ RISE.

SAFE

In October 2012, the BPU approved NJNG’s petition to implement SAFE I, investing up to $130 million, exclusive of AFUDC, over a four-year period to replace portions of NJNG’s gas distribution unprotected steel, cast iron infrastructure and associated services in order to improve the safety and reliability of the gas distribution system. The rate mechanism for recovery of SAFE I capital investments and a five-year extension of SAFE II were approved through NJNG’s base rate case, effective October 1, 2016. The estimated cost for SAFE II is approximately $200 million, excluding AFUDC and related costs to be recovered are approximately $157.5 million. As a condition of approval of the extension, NJNG is required to file a base rate case no later than November 2019.

NJ RISE

In July 2014, the BPU approved NJ RISE, which consists of six capital investment projects estimated to cost $102.5 million over a five-year period, excluding AFUDC, for gas distribution storm hardening and mitigation projects, along with incremental depreciation expense. On October 15, 2015, the BPU approved a base rate increase to recover capital costs through July 2015, resulting in a .07 percent increase to the average residential heat customer’s bill, effective November 1, 2015, and earned a weighted average cost of capital of 6.74 percent, including a return on equity of 9.75 percent. NJ RISE investments through June 30, 2016 were approved for recovery through NJNG’s new base rates effective October 1, 2016. Requests for recovery of future NJ RISE capital costs will occur in conjunction with SAFE II, commencing with the rate recovery filing to be submitted in March 2017 with a weighted cost of capital of 6.9 percent, including a return on equity of 9.75 percent.

NGV refueling stations

In June 2012, the BPU approved a pilot program for NJNG to invest up to $10 million to build NGV refueling stations. As of September 30, 2016, NJNG has opened all three of its NGV stations to the public and NJNG’s capital investments were approved for recovery through NJNG’s new base rates, effective October 1, 2016.

SRL

The SRL is an approximate 30-mile, 30-inch transmission main designed to support improved system integrity and reliability in the southern portion of NJNG’s service territory, estimated to cost between $175 million and $180 million. On January 27, 2016, the BPU issued an order approving NJNG’s proposed SRL pipeline installation, operation and route selection, as modified by NJNG, including specific requirements regarding permitting, safety and integrity assessment. On March 18, 2016, the BPU issued an order designating the SRL route and exempting the SRL from municipal land use ordinances, regulations, permits and license requirements. These two BPU orders have been appealed by third parties. We believe that they will be upheld on appeal.

The capital investment associated with the SRL was initially included for recovery in NJNG’s base rate case petition, filed with the BPU on November 13, 2015. On May 4, 2016, NJNG supplemented its base rate case testimony supporting its November 2015 petition, which amended the accounting treatment and noted that the project would not be completed by December 31, 2016. As construction has not yet commenced, rate treatment for SRL was not included in its new base rates. NJNG expects to request rate treatment in a future rate proceeding.

Other Regulatory Initiatives

On May 20, 2016, NJNG included a proposal in its base rate case to recover certain capital costs and incremental operation and maintenance costs related to a March 2016 BPU Order regarding new cyber security requirements. On June 2016, NJNG’s liquefaction project became operational, allowing NJNG to convert natural gas into LNG and to fill NJNG’s existing LNG storage tanks. Costs for this project along with other plant upgrades were approximately $36.5 million. Costs associated with both initiatives were approved for recovery through NJNG’s new base rates, effective October 1, 2016.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

4.	DERIVATIVE INSTRUMENTS

The Company is subject to commodity price risk due to fluctuations in the market price of natural gas, SRECs and electricity. To manage this risk, the Company enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas, SRECs and electricity. In addition, the Company may utilize foreign currency derivatives to hedge Canadian dollar denominated gas purchases and/or sales. Therefore, the Company’s primary underlying risks include commodity prices, interest rates and foreign currency. These contracts, with a few exceptions as described below, are accounted for as derivatives. Accordingly, all of the financial and certain of the Company’s physical derivative instruments are recorded at fair value on the Consolidated Balance Sheets. For a more detailed discussion of the Company’s fair value measurement policies and level disclosures associated with NJR’s derivative instruments, see Note 5. Fair Value.

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

NJRES also enters into natural gas transactions in Canada and, consequently, is exposed to fluctuations in the value of Canadian currency relative to the U.S. dollar. NJRES may utilize foreign currency derivatives to lock in the exchange rate associated with natural gas transactions denominated in Canadian currency. The derivatives may include currency forwards, futures, or swaps and are accounted for as derivatives. These derivatives are typically used to hedge demand fee payments on pipeline capacity, storage and gas purchase agreements. For transactions occurring on or before December 31, 2015, NJRES designates its foreign exchange contracts as cash flow hedges, and the effective portion of the hedges are recorded in OCI. Effective January 1, 2016, on a prospective basis, the Company has elected not to designate its foreign currency derivatives as accounting hedges. Accordingly, changes in the fair value of foreign exchange contracts entered into from January 1, 2016, are recognized in gas purchases on the Consolidated Statements of Operations.

As a result of NJRES entering into transactions to borrow natural gas, commonly referred to as “park and loans,” an embedded derivative is recognized relating to differences between the fair value of the amount borrowed and the fair value of the amount that will ultimately be repaid, based on changes in the forward price for natural gas prices at the borrowed location over the contract term. This embedded derivative is accounted for as a forward sale in the month in which the repayment of the borrowed gas is expected to occur, and is considered a derivative transaction that is recorded at fair value on the Consolidated Balance Sheets, with changes in value recognized in current period earnings.

Expected production of SRECs is hedged through the use of forward and futures contracts. All contracts require the Company to physically deliver SRECs through the transfer of certificates as per contractual settlement schedules. For transactions occurring on or before December 31, 2015, the Company elected NPNS accounting treatment on SREC forward and futures contracts. Effective January 1, 2016, on a prospective basis, NJRES no longer elects NPNS accounting treatment on SREC contracts entered into from January 1, 2016, and recognizes changes in the fair value of these derivatives as a component of operating revenues. Upon settlement of the contract, the related revenue is recognized when the SREC is transferred to the counterparty. NPNS is a contract-by-contract election and, where it makes sense to do so, we can and may elect certain contracts to be normal.

NJNG

Changes in fair value of NJNG’s financial commodity derivatives are recorded as a component of regulatory assets or liabilities on the Consolidated Balance Sheets. The Company elects NPNS accounting treatment on all physical commodity contracts that NJNG entered into on or before December 31, 2015, and accounts for these contracts on an accrual basis. Accordingly, physical natural gas purchases are recognized in regulatory assets or liabilities on the Consolidated Balance Sheets when the contract settles and the natural gas is delivered. The average cost of natural gas is amortized in current period earnings based on the current BPU BGSS factor and therm sales. Effective January 1, 2016, on a prospective basis, NJNG no longer elects NPNS accounting treatment on all of its physical commodity contracts entered into from January 1, 2016. However, since NPNS is a contract-by-contract election, where it makes sense to do so, we can and may elect certain contracts to be normal. Because NJNG

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

recovers these amounts through future BGSS rates as increases or decreases to the cost of natural gas in NJNG’s tariff for gas service, the changes in fair value of these contracts are deferred as a component of regulatory assets or liabilities on the Consolidated Balance Sheets.

In an April 2014 BPU Order, NJNG received regulatory approval to enter into interest rate risk management transactions related to long-term debt securities. On June 1, 2015, NJNG entered into a treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with a forecasted $125 million debt issuance expected in May 2018. This forecasted debt issuance coincides with the maturity of NJNG’s existing $125 million, 5.6 percent notes due May 15, 2018. The change in fair value of NJNG’s treasury lock agreement is recorded as a component of regulatory assets or liabilities on the Consolidated Balance Sheets since NJNG believes that the market value upon settlement will be recovered in future rates. Upon settlement, any gain or loss will be amortized into earnings over the life of the future underlying debt issuance.

Fair Value of Derivatives

The following table reflects the fair value of NJR’s derivative assets and liabilities recognized on the Consolidated Balance Sheets as of September 30:

		Fair Value
		2016		2015
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
NJNG:
Physical commodity contracts	Derivatives - current	$235	$1,154	$—	$—
Financial commodity contracts	Derivatives - current	805	2,979	207	10,163
	Derivatives - noncurrent	75	386	—	925
Interest rate contracts	Derivatives - noncurrent	—	23,073	—	4,228
NJRES:
Physical commodity contracts	Derivatives - current	5,994	11,660	4,854	9,281
	Derivatives - noncurrent	3,987	1,212	1,718	—
Financial commodity contracts	Derivatives - current	22,929	45,255	35,682	13,347
	Derivatives - noncurrent	1,165	581	2,626	386
Foreign currency contracts	Derivatives - current	1	32	—	—
Total fair value of derivatives		$35,191	$86,332	$45,087	$38,330

Offsetting of Derivatives

NJR transacts under master netting arrangements or equivalent agreements that allow it to offset derivative assets and liabilities with the same counterparty. However, NJR’s policy is to present its derivative assets and liabilities on a gross basis at the contract level unit of account on the Consolidated Balance Sheets.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the reported gross amounts, the amounts that NJR has the right to offset but elects not to, financial collateral, as well as the net amounts NJR could present on the Consolidated Balance Sheets but elects not to.

(Thousands)	Amounts Presented in Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of September 30, 2016:
Derivative assets:
NJRES
Physical commodity contracts	$9,981	$(2,837)	$(755)	$6,389
Financial commodity contracts	24,094	(17,945)	(6,149)	—
Foreign currency contracts	1	(1)	—	—
Total NJRES	$34,076	$(20,783)	$(6,904)	$6,389
NJNG
Physical commodity contracts	$235	$(31)	$—	$204
Financial commodity contracts	880	(880)	—	—
Interest rate contracts	—	—	—	—
Total NJNG	$1,115	$(911)	$—	$204
Derivative liabilities:
NJRES
Physical commodity contracts	$12,872	$(2,837)	$1,200	$11,235
Financial commodity contracts	45,836	(17,945)	(27,891)	—
Foreign currency contracts	32	(1)	—	31
Total NJRES	$58,740	$(20,783)	$(26,691)	$11,266
NJNG
Physical commodity contracts	$1,154	$(31)	$—	$1,123
Financial commodity contracts	3,365	(880)	(2,485)	—
Interest rate contracts	23,073	—	—	23,073
Total NJNG	$27,592	$(911)	$(2,485)	$24,196
As of September 30, 2015:
Derivative assets:
NJRES
Physical commodity contracts	$6,562	$(1,326)	$—	$5,236
Financial commodity contracts	38,308	(13,734)	3,841	28,415
Total NJRES	$44,870	$(15,060)	$3,841	$33,651
NJNG
Financial commodity contracts	$207	$(207)	$—	$—
Derivative liabilities:
NJRES
Physical commodity contracts	$9,271	$(1,326)	$(1,200)	$6,745
Financial commodity contracts	13,733	(13,733)	—	—
Total NJRES	$23,004	$(15,059)	$(1,200)	$6,745
NJNG
Financial commodity contracts	$11,088	$(207)	$(10,881)	$—
Interest rate contracts	4,228	—	—	4,228
Total NJNG	$15,316	$(207)	$(10,881)	$4,228

(1)	Derivative assets and liabilities are presented on a gross basis in the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Offsetting derivative instruments include transactions with NAESB netting election, transactions held by FCMs with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs, as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

NJRES utilizes financial derivatives to economically hedge the gross margin associated with the purchase of physical gas to be used for storage injection and its subsequent sale at a later date. The gains or (losses) on the financial transactions that are economic hedges of the cost of the purchased gas are recognized prior to the gains or (losses) on the physical transaction, which are recognized in earnings when the natural gas is delivered. Therefore, mismatches between the timing of the recognition of realized gains or (losses) on the financial derivative instruments and gains or (losses) associated with the actual sale of the natural

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

gas that is being economically hedged along with fair value changes in derivative instruments creates volatility in the results of NJRES, although the Company’s intended economic results relating to the entire transaction are unaffected.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations as of September 30:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated as hedging instruments:		2016	2015	2014
NJRES:
Physical commodity contracts	Operating revenues	$33,034	$32,568	$(48,977)
Physical commodity contracts	Gas purchases	(45,637)	(34,438)	(83,847)
Financial commodity contracts	Gas purchases	45,579	109,082	(118,872)
Foreign currency contracts	Gas purchases	(34)	—	—
Total unrealized and realized gains (losses)		$32,942	$107,212	$(251,696)

NJRES designated its foreign exchange contracts, entered into prior to January 1, 2016, as cash flow hedges and, as a result, changes in fair value of the effective portion of the hedges are recorded in OCI and, upon settlement of the contracts, realized gains and (losses) are reclassified from AOCI to gas purchases on the Consolidated Statements of Operations. The following table reflects the effect of derivative instruments designated as cash flow hedges on OCI as of September 30:

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

NJNG’s derivative contracts are part of the Company’s risk management activities that relate to its natural gas purchases, BGSS incentive programs and debt financing. These transactions are entered into pursuant to regulatory approval and, at settlement, the resulting gains and/or losses are payable to or recoverable from utility customers. Any changes in the value of NJNG’s financial derivatives are deferred in regulatory assets or liabilities resulting in no impact to earnings.

The following table reflects the (losses) gains associated with NJNG’s derivative instruments as of September 30:

(Thousands)	2016	2015	2014
NJNG:
Physical commodity contracts	$(15,756)	$—	$—
Financial commodity contracts	(7,984)	(33,428)	10,149
Interest rate contracts	(18,845)	(4,228)	—
Total unrealized and realized (losses) gains	$(42,585)	$(37,656)	$10,149

NJNG and NJRES had the following outstanding long (short) derivatives as of September 30:

		Volume (Bcf)
		2016	2015
NJNG	Futures	23.6	25.8
	Physical	9.2	—
NJRES	Futures	(79.1)	(91.1)
	Financial Options	1.2	1.2
	Physical	94.6	48.2

Not included in the previous table are NJRES’ gross notional amount of foreign currency transactions of approximately $3.6 million, NJNG’s treasury lock agreement, as previously discussed, and 148,000 SRECs at NJRES that are open as of September 30, 2016.

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

(Thousands)	Balance Sheet Location	2016	2015
NJNG	Broker margin - Current assets	$4,822	$12,990
NJRES	Broker margin - Current assets	$42,822	$—
NJRES	Broker margin - Current (liabilities)	$—	$(4,103)

Wholesale Credit Risk

NJNG, NJRES and NJRCEV are exposed to credit risk as a result of their sales/wholesale marketing activities. As a result of the inherent volatility in the prices of natural gas commodities, derivatives, SRECs, electricity and RECs, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty fails to perform the obligations under its contract (e.g., failed to deliver or pay for natural gas, SRECs, electricity or RECs), then the Company could sustain a loss.

NJR monitors and manages the credit risk of its wholesale operations through credit policies and procedures that management believes reduce overall credit risk. These policies include a review and evaluation of current and prospective counterparties’ financial statements and/or credit ratings, daily monitoring of counterparties’ credit limits and exposure, daily communication with traders regarding credit status and the use of credit mitigation measures, such as collateral requirements and netting agreements. Examples of collateral include letters of credit and cash received for either prepayment or margin deposit. Collateral may be requested due to NJR’s election not to extend credit or because exposure exceeds defined thresholds. Most of NJR’s wholesale marketing contracts contain standard netting provisions. These contracts include those governed by ISDA and the NAESB. The netting provisions refer to payment netting, whereby receivables and payables with the same counterparty are offset and the resulting net amount is paid to the party to which it is due.

Internally-rated exposure applies to counterparties that are not rated by S&P or Moody’s. In these cases, the counterparty’s or guarantor’s financial statements are reviewed, and similar methodologies and ratios used by S&P and/or Moody’s are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts, plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received.

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of September 30, 2016.The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and NJRCEV residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$121,809
Noninvestment grade	17,633
Internally-rated investment grade	9,842
Internally-rated noninvestment grade	12,299
Total	$161,583

Conversely, certain of NJNG’s and NJRES’ derivative instruments are linked to agreements containing provisions that would require cash collateral payments from the Company if certain events occur. These provisions vary based upon the terms in individual counterparty agreements and can result in cash payments if NJNG’s credit rating were to fall below its current level. NJNG’s credit rating, with respect to S&P, reflects the overall corporate credit profile of NJR. Specifically, most, but not all, of these additional payments will be triggered if NJNG’s debt is downgraded by the major credit agencies, regardless of investment grade status. In addition, some of these agreements include threshold amounts that would result in additional collateral payments if the values of derivative liabilities were to exceed the maximum values provided for in relevant counterparty agreements. Other provisions include payment features that are not specifically linked to ratings, but are based on certain financial metrics.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company’s credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2016 and 2015, is $23.1 million and $4.2 million, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on September 30, 2016 and 2015, the Company would have been required to post an additional $23.1 million and $4.2 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

As of September 30, the estimated fair value of long-term debt at NJNG and NJR, including current maturities and excluding capital leases, is as follows:

(Thousands)	2016	2015
NJNG
Carrying value (1)	$707,845	$582,845
Fair market value	$731,615	$584,240
NJR
Carrying value	$375,000	$225,000
Fair market value	$399,462	$233,079

(1)	Excludes capital leases of $42.2 million and $46.9 million as of September 30, 2016 and 2015, respectively.

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate, for the maturity of the specific issue and the Company’s credit rating. As of September 30, 2016 and 2015, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

Level 1
Unadjusted quoted prices for identical assets or liabilities in active markets. NJR’s Level 1 assets and liabilities include exchange traded natural gas futures and options contracts, listed equities and money market funds. Exchange traded futures and options contracts include all energy contracts traded on the NYMEX, CME and ICE that NJR refers internally to as basis swaps, fixed swaps, futures and financial options that are cleared through a FCM.

Level 2
Other significant observable inputs, such as interest rates or price data, including both commodity and basis pricing that is observed either directly or indirectly from publications or pricing services. NJR’s Level 2 assets and liabilities include over-the-counter physical forward commodity contracts and swap contracts, SREC forward sales or derivatives that are initially valued using observable quotes and are subsequently adjusted to include time value, credit risk or estimated transport pricing components for which no basis price is available. Level 2 financial derivatives consist of

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

transactions with non-FCM counterparties (basis swaps, fixed swaps and/or options). NJNG’s treasury lock is also considered Level 2 as valuation is based on quoted market interest and swap rates as inputs to the valuation model. Inputs are verifiable and do not require significant management judgment. For some physical commodity contracts, the Company utilizes transportation tariff rates that are publicly available and that it considers to be observable inputs that are equivalent to market data received from an independent source. There are no significant judgments or adjustments applied to the transportation tariff inputs and no market perspective is required. Even if the transportation tariff input were considered to be a “model,” it would still be considered to be a Level 2 input as the data is:

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

NJNG’s and NJRES’ financial derivatives portfolios consist mainly of futures, options and swaps. NJR primarily uses the market approach and its policy is to use actively quoted market prices when available. The principal market for its derivative transactions is the natural gas wholesale market, therefore, the primary sources for its price inputs are CME, NYMEX and ICE. NJRES uses Platts and Natural Gas Exchange for Canadian delivery points. However, NJRES also engages in transactions that result in transporting natural gas to delivery points for which there is no actively quoted market price. In most instances, the transportation cost to the final delivery location is not significant to the overall valuation. If required, NJRES’ policy is to use the best information available to determine fair value based on internal pricing models, which would include estimates extrapolated from broker quotes or other pricing services.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2016:
Assets
Physical commodity contracts	$—	$10,216	$—	$10,216
Financial commodity contracts	24,974	—	—	24,974
Financial commodity contracts - foreign exchange	—	1	—	1
Available for sale equity securities - energy industry	55,789	—	—	55,789
Other (1)	35,516	—	—	35,516
Total assets at fair value	$116,279	$10,217	$—	$126,496
Liabilities
Physical commodity contracts	$—	$14,026	$—	$14,026
Financial commodity contracts	49,201	—	—	49,201
Financial commodity contracts - foreign exchange	—	32	—	32
Interest rate contracts	—	23,073	—	23,073
Total liabilities at fair value	$49,201	$37,131	$—	$86,332
As of September 30, 2015:
Assets
Physical commodity contracts	$—	$6,572	$—	$6,572
Financial commodity contracts	38,515	—	—	38,515
Available for sale equity securities - energy industry	59,475	—	—	59,475
Other (1)	1,572	—	—	1,572
Total assets at fair value	$99,562	$6,572	$—	$106,134
Liabilities
Physical commodity contracts	$—	$9,281	$—	$9,281
Financial commodity contracts	24,821	—	—	24,821
Interest rate contracts	—	4,228	—	4,228
Total liabilities at fair value	$24,821	$13,509	$—	$38,330

(1)	Includes various money market funds.

6.	INVESTMENTS IN EQUITY INVESTEES

As of September 30, NJR’s investments in equity method investees includes the following:

(Thousands)	2016	2015
Steckman Ridge (1)	$123,155	$125,649
PennEast	17,993	6,353
Total	$141,148	$132,002
(1)Includes loans with a total outstanding principal balance of $70.4 million for both fiscal 2016 and 2015, which accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

NJRES and NJNG have entered into storage and park and loan agreements with Steckman Ridge. In addition, NJNG has entered into a precedent capacity agreement with PennEast, which is estimated to be in service by the first quarter of fiscal 2019 See Note 15. Related Party Transactions for more information on these intercompany transactions. During the fourth quarter of fiscal 2014, NJR, through a subsidiary, NJR Pipeline Company, formed PennEast with four other investors, with another investor joining in October 2014, plans to construct and operate an 118-mile pipeline that will extend from northeast Pennsylvania to western New Jersey.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company’s basic and diluted earnings per share for the fiscal years ended September 30:

(Thousands, except per share amounts)	2016	2015	2014
Net income, as reported	$131,672	$180,960	$141,970
Basic earnings per share
Weighted average shares of common stock outstanding-basic	85,884	85,186	84,198
Basic earnings per common share	$1.53	$2.12	$1.69
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	85,884	85,186	84,198
Incremental shares (1)	847	1,079	724
Weighted average shares of common stock outstanding-diluted	86,731	86,265	84,922
Diluted earnings per common share (2)	$1.52	$2.10	$1.67

(1)	Incremental shares consist primarily of unvested stock awards and performance units.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for fiscal 2016, 2015 and 2014.

8.	DEBT

NJNG and NJR finance working capital requirements and capital expenditures through the issuance of various long-term debt and other financing arrangements, including unsecured credit and private placement debt shelf facilities. Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit.

The following table presents the long-term debt of the Company as of September 30:

(Thousands)			2016	2015
NJNG
First mortgage bonds:		Maturity date:
4.50%	Series II	August 1, 2023	$10,300	$10,300
4.60%	Series JJ	August 1, 2024	10,500	10,500
4.90%	Series KK	October 1, 2040	15,000	15,000
5.60%	Series LL	May 15, 2018	125,000	125,000
Variable	Series MM	September 1, 2027	9,545	9,545
Variable	Series NN	August 1, 2035	41,000	41,000
Variable	Series OO	August 1, 2041	46,500	46,500
3.15%	Series PP	April 15, 2028	50,000	50,000
3.58%	Series QQ	March 13, 2024	70,000	70,000
4.61%	Series RR	March 13, 2044	55,000	55,000
2.82%	Series SS	April 15, 2025	50,000	50,000
3.66%	Series TT	April 15, 2045	100,000	100,000
3.63%	Series UU	June 21, 2046	125,000	—
Capital lease obligation-buildings		June 1, 2021	14,262	16,700
Capital lease obligation-meters		Various dates	27,895	30,188
Less: Current maturities of long-term debt			(11,452)	(11,138)
Total NJNG long-term debt			738,550	618,595
NJR
6.05%	Unsecured senior notes	September 24, 2017	50,000	50,000
2.51%	Unsecured senior notes	September 17, 2018	25,000	25,000
3.25%	Unsecured senior notes	September 17, 2022	50,000	50,000
3.48%	Unsecured senior notes	November 7, 2024	100,000	100,000
3.20%	Unsecured senior notes	August 18, 2023	50,000	—
3.54%	Unsecured senior notes	August 18, 2026	100,000	—
Less: Current maturities of long-term debt			(50,000)	—
Total NJR long-term debt			325,000	225,000
Total long-term debt			$1,063,550	$843,595

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Annual long-term debt redemption requirements, excluding capital leases, as of September 30, are as follows:

(Millions)	NJNG	NJR
2017	$—	$50.0
2018	$125.0	$25.0
2019	$—	$—
2020	$—	$—
2021	$—	$—
Thereafter	$582.8	$300.0

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

NJNG’s Mortgage Indenture no longer contains a restriction on the ability of NJNG to pay dividends. New Jersey Administrative Code 14:4-4.7 states that a public utility cannot issue dividends if its equity to total capitalization ratio falls below 30 percent without regulatory approval. As of September 30, 2016, NJNG’s equity to total capitalization ratio is 53.2 percent and has the ability to issue up to $849 million of FMB under the terms of the Mortgage Indenture.

NJNG has variable rate EDA Bonds with a total principal amount of $97 million and maturity dates ranging from September 2027 to August 2041. The EDA Bonds are not subject to optional tender while they bear interest at a LIBOR index rate. As of September 30, 2016, the interest rate on the EDA Bonds was .92 percent.

On April 15, 2013, NJNG issued $50 million of 3.15 percent senior secured notes due April 15, 2028, in the private placement market pursuant to a note purchase agreement entered into on February 8, 2013. Interest is payable semi-annually. The proceeds were used to refinance short-term debt and will fund capital expenditure requirements.

On March 13, 2014, NJNG issued $70 million of 3.58 percent senior notes due March 13, 2024, and $55 million of 4.61 percent senior notes due March 13, 2044, secured by FMB in the private placement market pursuant to a note purchase agreement entered into on February 7, 2014. The proceeds were used to pay down short-term debt and redeem NJNG’s $60 million, 4.77 percent private placement bonds on March 15, 2014.

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

On June 21, 2016, NJNG entered into a Note Purchase Agreement, under which NJNG issued $125 million of its 3.63 percent senior notes due June 21, 2046. The notes are secured by an equal principal amount of NJNG’s FMB (series UU) issued under NJNG’s Mortgage Indenture. The proceeds of the notes will be used for general corporate purposes, including, but not limited to, refinancing or retiring short-term debt and funding capital expenditures.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJNG received $7.1 million, $7.2 million and $7.6 million for fiscal 2016, 2015 and 2014, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. During fiscal 2016, 2015 and 2014, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1.9 million, $768,000 and $956,000, respectively. NJNG continues to evaluate this sale-leaseback program based on current market conditions.

Contractual commitments for capital lease payments, as of the fiscal years ended September 30, are as follows:

(Millions)	Lease Payments
2017	$13.2
2018	11.3
2019	8.5
2020	7.7
2021	4.7
Thereafter	1.5
Subtotal	46.9
Less: Interest component	(4.7)
Total	$42.2

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

On September 26, 2013, NJR entered into an unsecured, uncommitted $100 million private placement shelf note agreement with MetLife. The MetLife Facility allowed NJR to issue senior notes to MetLife or certain of MetLife’s affiliates during a three-year issuance period that ended on September 26, 2016 and was not renewed. There were no notes outstanding under the expired facility.

Additionally, NJR entered into another debt shelf note agreement on May 12, 2011, in the amount of $100 million, which expired on May 10, 2013. As of September 30, 2016, NJR had two series of notes outstanding under this agreement, $25 million at 1.94 percent, which matured on September 15, 2015, and $25 million at 2.51 percent, which will mature on September 15, 2018. Notes issued under these agreements are guaranteed by certain unregulated subsidiaries of the Company.
On March 22, 2016, NJR entered into a Note Purchase Agreement, under which the Company issued, on August 18, 2016, $50 million of the Company’s 3.2 percent senior notes due August 18, 2023, and $100 million of the Company’s 3.54 percent senior notes due August 18, 2026. The notes are not secured by assets, but are instead guaranteed by certain unregulated subsidiaries of the Company. The proceeds of the notes will be used for general corporate purposes, including working capital and capital expenditures.

NJR had no long-term, variable-rate debt outstanding as of September 30, 2016 and 2015.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

A summary of NJR’s and NJNG’s short-term bank facilities as of September 30, are as follows:

(Thousands)	2016	2015
NJR
Bank revolving credit facilities: (1)	$425,000	$425,000
Notes outstanding at end of period	$121,700	$39,350
Weighted average interest rate at end of period	1.43%	1.17%
Amount available at end of period (2)	$288,910	$369,176
Bank revolving credit facilities: (3)	$—	$100,000
Amount available at end of period	$—	$100,000
NJNG
Bank revolving credit facilities: (4)	$250,000	$250,000
Commercial paper outstanding at end of period	$—	$27,000
Weighted average interest rate at end of period	—%	0.20%
Amount available at end of period (5)	$249,269	$222,269

(1)	Committed credit facilities, which require commitment fees of .075 percent on the unused amounts.

(2)	Letters of credit outstanding total $14.4 million and $16.5 million as of September 30, 2016 and 2015, respectively, which reduces amount available by the same amount.

(3)	Uncommitted credit facilities, which require no commitment fees.

(4)	Committed credit facilities, which require commitment fees of .075 percent on the unused amounts.

(5)	Letters of credit outstanding total $731,000 as of September 30, 2016 and 2015, which reduces amount available by the same amount.

NJR Short-term Debt

On September 28, 2015, NJR entered into a $425 million unsecured, committed credit facility scheduled to expire on September 28, 2020, subject to two mutual options for a one-year extension beyond that date. The NJR Credit Facility includes an accordion feature, which would allow NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in minimum $5 million increments up to a maximum of $100 million. The credit facility is used primarily to finance its share repurchases, to satisfy NJRES’ short-term liquidity needs and to finance, on an initial basis, unregulated investments.

As of September 30, 2016, NJR has seven letters of credit outstanding totaling $14.4 million. Two letters of credit totaling $9.1 million are issued on behalf of NJRES and five letters of credit, which total $5.3 million, are issued on behalf of NJRCEV. These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

NJRES’ letters of credit are used for margin requirements for natural gas transactions and expire on dates ranging from December 2016 to March 2017. NJRCEV’s letters of credit are used to secure construction of ground-mounted solar projects and to secure obligations pursuant to an Interconnection Services Agreement. They expire on dates ranging from May 2017 to August 2017.

On October 24, 2014, NJR entered into a $100 million uncommitted line of credit agreement, with Santander Bank, N.A., which expired on October 24, 2015.

Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

NJNG Short-term Debt

NJNG has a $250 million, five-year, revolving, unsecured credit facility, which expires in May 2019. The NJNG Credit Facility permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $15 million increments up to a maximum of $50 million at the lending banks’ discretion.

As of September 30, 2016, NJNG has two letters of credit outstanding for $731,000. NJNG’s letters of credit are used as collateral for remediation projects and expire on August 2017. These letters of credit reduce the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparty, and will be renewed as necessary.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

9.	STOCK-BASED COMPENSATION

In January 2007, the NJR 2007 Stock Award and Incentive Plan replaced the 2002 Employee and Outside Director Long-Term Incentive Plan. Shares have been issued in the form of options, performance shares, restricted stock and deferred retention stock. The Outside Director Stock Compensation Plan allows for the issuance of non-restricted shares to non-employee directors. As of September 30, 2016, 2.6 million and 4,223 shares remain available for future issuance to employees and directors, respectively.

The following table summarizes all stock-based compensation expense recognized during the following fiscal years:

(Thousands)	2016	2015	2014
Stock-based compensation expense:
Performance share awards	$3,188	$2,473	$2,509
Restricted and non-restricted stock	2,161	1,899	1,664
Deferred retention stock	1,885	5,273	13,643
Compensation expense included in operation and maintenance expense	7,234	9,645	17,816
Income tax benefit	(2,955)	(3,940)	(7,278)
Total, net of tax	$4,279	$5,705	$10,538

Performance Shares

In fiscal 2016, the Company granted to various officers 46,175 performance shares, which are market condition awards that vest on September 30, 2018, subject to the Company meeting certain performance conditions. In fiscal 2016, the Company also granted to various officers 69,305 performance shares, of which 38,789 vest on September 30, 2018 and 30,516 vest annually over a three year period beginning on September 30, 2016, both of which are subject to the Company meeting certain performance conditions.

In fiscal 2015, the Company granted to various officers 41,214 performance shares, which are market condition awards that vest on September 30, 2017, subject to the Company meeting certain performance conditions. In fiscal 2015, the Company also granted to various officers 61,576 performance shares, of which 34,622 vest in September 30, 2017 and 26,954 vest annually over a three year period beginning in September 2015, both of which are subject to the Company meeting certain performance conditions.

In fiscal 2014, the Company granted to various officers 69,154 performance shares, which are market condition awards that vested on September 30, 2016, subject to the Company meeting certain performance conditions. In fiscal 2014, the Company also granted to various officers 78,574 performance shares, of which 50,480 vested in September 30, 2016 and 28,094 vest annually over a three year period beginning in September 30, 2014, both of which are subject to the Company meeting certain performance conditions.

There is $3 million of deferred compensation related to unvested performance shares that is expected to be recognized over the next two years.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the performance share activity under the NJR 2007 Stock Award and Incentive Plan for the past three fiscal years:

	Shares (1)	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2013	156,644	$18.35	—
Granted	147,728	$20.28	—
Vested (2)	(56,836)	23.59	$2,756
Non-vested and outstanding at September 30, 2014	247,536	$18.30	—
Granted	102,790	$28.25	—
Vested (3)	(112,446)	$17.10	$4,318
Cancelled/forfeited (4)	(23,416)	17.98	—
Non-vested and outstanding at September 30, 2015	214,464	$23.40	—
Granted	115,480	$27.37	—
Vested (5)	(137,053)	$21.40	$5,657
Cancelled/forfeited (6)	(12,975)	$23.40	—
Non-vested and outstanding at September 30, 2016	179,916	$27.47	—

(1)
The number of common shares issued related to certain performance shares may range from zero to 150 percent of the number of shares shown in the table above based on the Company’s achievement of performance goals.

(2)
As certified by the Company’s Leadership and Compensation Committee on November 11, 2014, the number of common shares related to performance shares earned was 150 percent, or 85,254 shares, excluding accumulated dividends. The number represented on this line is the target number of 100 percent. See footnote (1) above.

(3)
As certified by the Company’s Leadership and Compensation Committee on November 10, 2015, the number of common shares related to performance shares earned was 120 percent, or 112,918 shares, excluding accumulated dividends. The number represented on this line is the target number of 100 percent. See footnote (1) above. Also included in the vested number are 9,364 shares certified by the Leadership and Compensation Committee on November 11, 2014 and 8,984 shares certified by the Leadership and Compensation Committee on November 10, 2015.

(4)
As certified by the Company’s Leadership and Compensation Committee on November 10, 2015, 9,364 shares were canceled due to not achieving a certain performance target. The remainder were forfeitures due to individuals departing the company.

(5)
As certified by the Company’s Leadership and Compensation Committee on November 15, 2016, the number of common shares earned related to TSR performance was 85 percent or 55,702 shares, the number of common shares earned related to NFE performance was 150 percent or 71,808 shares, and the number of common shares earned related to Performance Based Restricted Stock was 100 percent or 23,649 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100 percent.

(6)
As certified by the Company’s Leadership and Compensation Committee on November 15, 2016, 9,366 shares were canceled due to not achieving a certain performance target. The remainder were forfeitures due to individuals departing the company.

The Company measures compensation expense related to performance shares based on the fair value of these awards at their date of grant. In accordance with ASC 718, Compensation - Stock Compensation, compensation expense for market condition grants are recognized for awards granted, and are not adjusted based on actual achievement of the performance goals. The Company estimated the fair value of these grants on the date of grant using a lattice model. Performance condition grants are initially fair valued at the company’s stock price on grant date, and are subsequently adjusted for actual achievement of the performance goals.

Restricted Stock

In fiscal 2016, the Company granted 41,909 shares of restricted stock that vest annually over a three year period beginning October 2016. In fiscal 2015, the Company granted 48,542 shares of restricted stock that vest annually over a three year period beginning in October 2015. In fiscal 2015, the Company also granted 10,236 shares of restricted stock that will vest October 15, 2017 and 3,194 that vested September 30, 2015. In fiscal 2014, the Company granted 33,356 shares of restricted stock that vest annually over a three year period beginning in October 2014. There is $714,000 of deferred compensation related to unvested restricted stock shares that is expected to be recognized over the next two years.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the restricted stock activity under the NJR 2007 Stock Award and Incentive Plan for the past three fiscal years:

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2013	78,511	$20.53	—
Granted	33,356	$22.78	—
Vested	(68,460)	$20.37	$1,534
Cancelled/forfeited	(1,916)	$20.37	—
Non-vested and outstanding at September 30, 2014	41,491	$22.60	—
Granted	61,972	$29.41	—
Vested	(18,170)	$24.45	$510
Cancelled/forfeited	(3,801)	$26.79	—
Non-vested and outstanding at September 30, 2015	81,492	$27.17	—
Granted	41,909	$30.03	—
Vested	(48,089)	$26.66	$1,469
Cancelled/forfeited	(2,241)	$29.21	—
Non-vested and outstanding at September 30, 2016	73,071	$29.09	—

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

The following table summarizes the deferred retention stock award under the NJR 2007 Stock Award and Incentive Plan for the past three fiscal years:

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Outstanding at September 30, 2013	223,586	$21.69	—
Granted/Vested	57,970	$22.88	—
Forfeited	(4,774)	$21.47	—
Outstanding at September 30, 2014	276,782	$21.95	—
Granted/Vested	462,790	$29.32	—
Delivered	(95,098)	$23.62	$2,519
Forfeited	(11,744)	$24.69	—
Outstanding at September 30, 2015	632,730	$27.03	—
Granted/Vested	159,831	$30.37	—
Delivered	(121,764)	$20.31	$3,751
Forfeited	(8,318)	$28.14	—
Outstanding at September 30, 2016	662,479	$29.06	—

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Stock Options

The following table summarizes the stock option activity:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2013	133,250	$14.77
Exercised	(85,000)	$13.13
Outstanding at September 30, 2014	48,250	$15.00
Exercised	(48,250)	$15.00
Outstanding at September 30, 2015	—	—
Exercisable at September 30, 2015	—	—
Exercisable at September 30, 2014	48,250	$15.00

NJR received proceeds of $724,000 and $1.2 million from the stock options exercised during fiscal 2015 and 2014, respectively. There were no remaining stock options outstanding as of September 30, 2015 and therefore NJR received no proceeds from stock options exercised during fiscal 2016. There were no stock options granted during fiscal 2016, 2015 and 2014.

Non-Employee Director Stock

Non-employee director compensation includes an annual January retainer that is awarded in stock. The shares vest immediately and are subsequently amortized to expense over a 12-month period. The following summarizes non-employee director share awards for the past three fiscal years:

	2016		2015	2014
Shares granted	27,481	(1)	26,122	31,696
Weighted average grant date fair value	$32.75		$30.63	$22.40

(1)	$225,000 of expense remaining as of September 30, 2016, to be recognized through December 31, 2016.

10.	EMPLOYEE BENEFIT PLANS

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

The Company’s funding policy for its pension plans is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. In fiscal 2016 and 2015, the Company had no minimum funding requirements. The Company made no discretionary contributions to the pension plans in fiscal 2015. The Company made a discretionary contribution of $30 million during the first quarter of fiscal 2016 to improve the funded status of the pension plans based on current actuarial assumptions. The Company does not expect to be required to make additional contributions to fund the pension plans over the following two fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents.

There are no Federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. The Company contributed $3.2 million and $5.7 million, in fiscal 2016 and 2015, respectively, and estimates that it will contribute between $3 million to $5 million over each of the next five years. Additional contributions may be required based on market conditions and changes to assumptions.

The following summarizes the changes in the funded status of the plans and the related liabilities recognized on the Consolidated Balance Sheets as of September 30:

	Pension (1)		OPEB
(Thousands)	2016	2015	2016	2015
Change in Benefit Obligation
Benefit obligation at beginning of year	$255,987	$227,699	$138,367	$127,773
Service cost	7,591	7,485	4,521	4,253
Interest cost	11,342	10,199	6,256	5,739
Plan participants’ contributions (2)	47	47	104	60
Actuarial loss	26,369	17,418	15,590	3,891
Benefits paid, net of retiree subsidies received	(7,682)	(6,861)	(4,445)	(3,349)
Benefit obligation at end of year	$293,654	$255,987	$160,393	$138,367
Change in plan assets
Fair value of plan assets at beginning of year	$199,123	$211,653	$57,269	$56,909
Actual return on plan assets	28,316	(5,813)	5,872	(1,799)
Employer contributions	30,071	97	3,235	5,672
Benefits paid, net of plan participants’ contributions (2)	(7,635)	(6,814)	(4,341)	(3,513)
Fair value of plan assets at end of year	$249,875	$199,123	$62,035	$57,269
Funded status	$(43,779)	$(56,864)	$(98,358)	$(81,098)
Amounts recognized on Consolidated Balance Sheets
Postemployment employee (liability)
Current	$(79)	$(71)	$(454)	$(477)
Noncurrent	(43,700)	(56,793)	(97,904)	(80,621)
Total	$(43,779)	$(56,864)	$(98,358)	$(81,098)

(1)	Includes the Company’s PEP.

(2)	Prior to July 1, 1998, employees were eligible to elect an additional participant contribution to enhance their benefits and contributions made during the periods were insignificant.
The Company recognizes a liability for its underfunded benefit plans as required by the Compensation - Retirement Benefits Topic of the ASC. The Company records the offset to regulatory assets for the portion of liability relating to NJNG and to accumulated other comprehensive income for the portion of the liability related to its unregulated operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the amounts recognized in regulatory assets and accumulated other comprehensive income as of September 30:

	Regulatory Assets		Accumulated Other Comprehensive Income (Loss)
	Pension	OPEB	Pension	OPEB
Balance at September 30, 2014	$61,794	$43,774	$17,581	$117
Amounts arising during the period:
Net actuarial loss	30,579	9,563	9,742	1,103
Amounts amortized to net periodic costs:
Net actuarial (loss)	(5,305)	(2,911)	(1,680)	(32)
Prior service (cost) credit	(108)	311	(3)	54
Balance at September 30, 2015	$86,960	$50,737	$25,640	$1,242
Amounts arising during the period:
Net actuarial loss	13,696	11,274	4,475	3,289
Amounts amortized to net periodic costs:
Net actuarial (loss)	(5,607)	(3,175)	(1,676)	(99)
Prior service (cost) credit	(108)	311	(3)	54
Balance at September 30, 2016	$94,941	$59,147	$28,436	$4,486

The amounts in regulatory assets and accumulated other comprehensive income not yet recognized as components of net periodic benefit cost as of September 30 are:

	Regulatory Assets				Accumulated Other Comprehensive Income (Loss)
	Pension		OPEB		Pension		OPEB
(Thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Net actuarial loss	$94,158	$86,070	$60,561	$52,462	$28,432	$25,632	$4,686	$1,495
Prior service cost (credit)	783	890	(1,414)	(1,725)	4	8	(200)	(253)
Total	$94,941	$86,960	$59,147	$50,737	$28,436	$25,640	$4,486	$1,242

To the extent the unrecognized amounts in accumulated other comprehensive income or regulatory assets exceed 10 percent of the greater of the benefit obligation or the fair value of plan assets, an amortized amount over the average expected future working lifetime of the active plan participants is recognized. Amounts included in regulatory assets and accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in fiscal 2017 are as follows:

	Regulatory Assets		Accumulated Other Comprehensive Income (Loss)
(Thousands)	Pension	OPEB	Pension	OPEB
Net actuarial loss	$6,799	$4,210	$2,028	$160
Prior service cost (credit)	108	(311)	3	(54)
Total	$6,907	$3,899	$2,031	$106

The accumulated benefit obligation for the pension plans, including the PEP, exceeded the fair value of plan assets. The projected benefit and accumulated benefit obligations and the fair value of plan assets as of September 30, are as follows:

	Pension
(Thousands)	2016	2015
Projected benefit obligation	$293,654	$255,987
Accumulated benefit obligation	$252,077	$217,937
Fair value of plan assets	$249,875	$199,123

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The components of the net periodic cost for pension benefits, including the Company’s PEP, and OPEB costs (principally health care and life insurance) for employees and covered dependents for fiscal years ended September 30, are as follows:

	Pension			OPEB
(Thousands)	2016	2015	2014	2016	2015	2014
Service cost	$7,591	$7,485	$6,143	$4,521	$4,253	$3,923
Interest cost	11,342	10,199	10,066	6,256	5,739	5,734
Expected return on plan assets	(20,118)	(17,090)	(15,475)	(4,845)	(4,977)	(4,174)
Recognized actuarial loss	7,281	6,985	5,596	3,274	2,943	2,500
Prior service cost (credit) amortization	111	111	111	(365)	(364)	(357)
Recognized net initial obligation	—	—	—	—	—	11
Net periodic benefit cost	$6,207	$7,690	$6,441	$8,841	$7,594	$7,637
Special termination benefit	—	—	2,814	—	—	648
Net periodic benefit cost recognized as expense	$6,207	$7,690	$9,255	$8,841	$7,594	$8,285

Assumptions

The weighted average assumptions used to determine NJR’s benefit costs during the fiscal years below and obligations as of September 30, are as follows:

	Pension						OPEB
	2016		2015		2014		2016		2015		2014
Benefit costs:
Discount rate	4.50%		4.55%		5.15%		4.60/4.55%	(1)	4.55%		5.15%
Expected asset return	8.75%		8.75%		8.25%		8.75%		8.75%		8.25%
Compensation increase	3.25/3.50%	(1)	3.25%		3.25%		3.50%		3.50%		3.50%
Obligations:
Discount rate	3.96/3.94%	(1)	4.50%		4.55%		4.08/4.01%	(1)	4.60/4.55%	(1)	4.55%
Compensation increase	3.25/3.50%	(1)	3.25/3.50%	(1)	3.25/3.50%	(1)	3.50%		3.50%		3.50%

(1)	Percentages for represented and nonrepresented plans, respectively.

When measuring its projected benefit obligations, NJR uses an aggregate discount rate at which its obligation could be effectively settled. NJR determines a single weighted average discount rate based on a yield curve comprised of rates of return on a population of high quality debt issuances (AA- or better) whose cash flows (via coupons or maturities) match the timing and amount of its expected future benefit payments. Prior to October 1, 2016, the Company used the same assumed rate to measure the service and interest cost components of its net periodic benefit costs. Effective October 1, 2016, the Company changed its method of measuring its service and interest costs from the aggregate approach to a disaggregated, or spot rate, approach. Under the new approach, NJR applies the duration specific spot rates from the full yield curve, as of the measurement date, to each year’s future benefit payments. NJR believes that the new method provides for a more precise measurement of its service and interest costs by aligning the timing of the plans’ separate future cash flows to the corresponding spot rates on the yield curve. Accordingly, NJR will account for this change prospectively as a change in accounting estimate.

Information relating to the assumed HCCTR used to determine expected OPEB benefits as of September 30, and the effect of a one percent change in the rate, are as follows:

($ in thousands)	2016	2015	2014
HCCTR	8.5%	6.7%	7.1%
Ultimate HCCTR	4.5%	4.8%	4.8%
Year ultimate HCCTR reached	2025	2022	2022
Effect of a 1 percentage point increase in the HCCTR on:
Year-end benefit obligation	$28,803	$26,025	$20,965
Total service and interest cost	$2,331	$2,026	$1,885
Effect of a 1 percentage point decrease in the HCCTR on:
Year-end benefit obligation	$(22,862)	$(20,427)	$(16,932)
Total service and interest costs	$(1,801)	$(1,593)	$(1,493)

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Company’s investment objective is a long-term real rate of return on assets before permissible expenses that is approximately 5 percent greater than the assumed rate of inflation, as measured by the consumer price index. The expected long-term rate of return is based on the asset categories in which the Company invests and the current expectations and historical performance for these categories.

The mix and targeted allocation of the pension and OPEB plans’ assets are as follows:

	2017	Assets at
	Target	September 30,
Asset Allocation	Allocation	2016	2015
U.S. equity securities	40%	38%	38%
International equity securities	20	20	19
Fixed income	40	42	43
Total	100%	100%	100%

During fiscal 2015, the Company adopted the revised mortality assumptions published by the Society of Actuaries for its pension and other postemployment benefit obligations, which reflected increased life expectancies in the United States. The adoption of the new mortality tables resulted in an increase to the projected benefit obligation for the plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

(Thousands)	Pension	OPEB
2017	$8,195	$3,707
2018	$9,019	$4,150
2019	$9,778	$4,672
2020	$10,594	$5,225
2021	$11,532	$5,806
2022 - 2026	$73,863	$37,817

The Company’s OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D. Therefore, under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company qualifies for federal subsidies.

The estimated subsidy payments are as follows:

Estimated Subsidy Payment
Fiscal Year	(Thousands)
2017	$234
2018	$256
2019	$276
2020	$306
2021	$337
2022 - 2026	$2,331

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Pension and OPEB assets held in the master trust, measured at fair value, as of September 30, are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)
(Thousands)	Pension		OPEB
Assets	2016	2015	2016	2015
Money market funds	$—	$—	$9	$2,237
Registered Investment Companies:
Equity Funds:
Large Cap Index	78,306	63,285	19,532	17,460
Extended Market Index	16,250	11,827	4,114	3,762
International Stock	50,702	37,353	12,997	10,261
Fixed Income Funds:
Emerging Markets	12,906	8,857	3,294	2,617
Core Fixed Income	—	—	7,177	7,148
Opportunistic Income	—	—	4,155	4,179
Ultra Short Duration	—	—	4,082	3,960
High Yield Bond Fund	25,976	20,532	6,675	5,645
Long Duration Fund	65,735	57,269	—	—
Total assets at fair value	$249,875	$199,123	$62,035	$57,269

The Plan had no Level 2 or Level 3 fair value measurements during fiscal 2016 and 2015, and there have been no changes in valuation methodologies as of September 30, 2016. The following is a description of the valuation methodologies used for assets measured at fair value:

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

Defined Contribution Plan

The Company offers a Savings Plan to eligible employees. As of January 1, 2015, the Company matches 65 percent of participants’ contributions up to 6 percent of base compensation. Represented NJRHS employees, non-represented employees hired on or after October 1, 2009, and NJNG represented employees hired on or after January 1, 2012, are eligible for an employer special contribution of between 3 and 4 percent of base compensation, depending on years of service, into the Savings Plan on their behalf. The amount expensed and contributed for the matching provision of the Savings Plan was $2.8 million in fiscal 2016, $2.6 million in fiscal 2015 and $2.2 million in fiscal 2014. The amount contributed for the employer special contribution of the Savings Plan was $571,000 in fiscal 2016, $461,000 in fiscal 2015 and $374,000 in fiscal 2014.

11.	ASSET RETIREMENT OBLIGATIONS

The Company recognizes AROs when the legal obligation to retire an asset has been incurred and a reasonable estimate of fair value can be made. Accordingly, NJR recognizes AROs related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which is required by New Jersey law when taking such gas distribution pipeline out of service. NJR also recognizes AROs related to NJRCEV’s solar and wind assets when there are decommissioning provisions in NJRCEV’s lease agreements that require removal of the asset.

Accretion amounts associated with NJNG’s ARO are not reflected as an expense, but rather are deferred as a regulatory asset and netted against NJNG’s regulatory liabilities, for presentation purposes, on the Consolidated Balance Sheets. Accretion amounts associated with NJRCEV’s ARO are recognized as a component of operations and maintenance expense on NJR’s Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following is an analysis of the change in the Company’s AROs for the fiscal year ended September 30:

(Thousands)	2016	2015
Balance at October 1	$19,145	$30,495
Accretion	1,206	2,262
Additions	3,111	2,185
Revisions in estimated cash flows	5,320	(14,763)
Retirements	(403)	(1,034)
Balance at period end	$28,379	$19,145

During fiscal 2016, NJNG revised its retirement assumptions to reflect increase in inflation rates and construction costs. These increases, were discounted using the current credit adjusted risk free rate, resulting in an increase of approximately $5.3 million to the ARO liability. The $14.8 million decrease during fiscal 2015, was due primarily to changes in retirement assumptions, which reflected a more accurate projection of settlement of NJNG’s AROs associated with its main and service assets, and was more in line with the calculated survival curves used in a then recent depreciation study.

Accretion for the next five years is estimated to be as follows:

(Thousands)
Fiscal Year Ended September 30,	Estimated Accretion
2017	$1,552
2018	1,639
2019	1,712
2020	1,789
2021	1,870
Total	$8,562

12.	INCOME TAXES

A reconciliation of the U.S. federal statutory rate of 35 percent to the effective rate from operations for the fiscal years ended September 30, 2016, 2015 and 2014 is as follows:

(Thousands)	2016	2015	2014
Statutory income tax expense	$54,321	$84,239	$67,834
Change resulting from:
State income taxes	6,044	8,233	7,785
Cost of removal of assets placed in service prior to1981	(5,738)	(5,149)	(4,437)
Investment/production tax credits	(32,491)	(30,096)	(23,083)
Basis adjustment of solar assets due to ITC	4,453	4,861	3,959
Other	(3,059)	(2,364)	(218)
Income tax provision	$23,530	$59,724	$51,840
Effective income tax rate	15.2%	24.8%	26.8%

The income tax provision (benefit) from operations consists of the following:

(Thousands)	2016	2015	2014
Current:
Federal	$(23,597)	$20,492	$37,904
State	(2,209)	5,473	11,096
Deferred:
Federal	70,386	56,480	24,963
State	11,441	7,375	960
Investment/production tax credits	(32,491)	(30,096)	(23,083)
Income tax provision	$23,530	$59,724	$51,840

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The temporary differences, which give rise to deferred tax assets and (liabilities), consist of the following:

(Thousands)	2016	2015
Deferred tax assets
Investment tax credits (1)	$76,517	$24,770
Deferred service contract revenue	3,601	3,440
Incentive compensation	8,128	10,369
Fair value of derivatives	1,179	—
Federal net operating losses	27,541	—
State net operating losses	18,113	12,757
Conservation incentive plan	—	2,091
Underrecovered gas costs	3,831	2,827
Other	11,668	12,762
Total deferred tax assets	$150,578	$69,016
Deferred tax liabilities
Property related items	$(532,027)	$(440,420)
Remediation costs	(7,928)	(7,641)
Equity investments	(37,740)	(37,930)
Postemployment benefits	(7,902)	(2,976)
Fair value of derivatives	—	(3,180)
Conservation incentive plan	(14,953)	—
Other	(14,610)	(13,409)
Total deferred tax liabilities	$(615,160)	$(505,556)
Total net deferred tax liabilities	$(464,582)	$(436,540)

(1)
Includes $2.5 million and $2.7 million for NJNG for fiscal 2016 and fiscal 2015, respectively, which is being amortized over the life of the related assets, and $74 million and $22.1 million for NJRCEV for fiscal 2016 and fiscal 2015, respectively, which is ITC carryforward.

The Company and one or more of its subsidiaries files or expects to file income and/or franchise tax returns in the U.S. Federal jurisdiction and in the states of New Jersey, New York, Connecticut, Texas, Delaware, Pennsylvania, North Carolina, Louisiana, Montana, Kansas, Iowa and the City of New York. The Company neither files in, nor believes it has a filing requirement in, any foreign jurisdictions, except Canada, which has no tax impact.

The Company’s federal income tax returns through fiscal 2013 have either been reviewed by the IRS, or the related statute of limitations has expired and all matters have been settled. Federal income tax returns for periods subsequent to fiscal 2013 are not currently under examination by the IRS.

The State of New Jersey is currently conducting a sales and use tax examination for the period from July 1, 2011 through June 30, 2015. All periods subsequent to those ended September 30, 2012, are statutorily open to examination in all applicable states with the exception of New York. In New York, all periods subsequent to September 30, 2013, are statutorily open to examination.

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. As of September 30, 2016 and 2015, based on its analysis, the Company determined there was no need to recognize any liabilities associated with uncertain tax positions.

As of September 30, 2016, the Company has consolidated federal income tax net operating losses of approximately $78.7 million, which generally can be carried back two years and forward 20 years. Additionally, as of September 30, 2016, the Company has state income tax net operating losses of approximately $310.6 million, which generally have a life of 20 years. The Company has recorded deferred federal and state tax assets of approximately $45.7 million on the Consolidated Balance Sheets, reflecting the tax benefit associated with the loss carryforwards. In addition, as of September 30, 2016 and 2015, the Company has recorded a valuation allowance of $262,000 and $176,000, respectively, because it believes that it is more likely than not that the net operating losses related to CR&R will expire unused.

In addition, as of September 30, 2016, the Company has an ITC/PTC carryforward of approximately $74 million, which has a life of 20 years. This carryforward will begin to expire in fiscal 2035. The Company expects to utilize this entire carryforward.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The deferred tax assets will expire as follows:

(Thousands)
Fiscal years 2017 - 2021	$—
Fiscal years 2022 - 2026	—
Fiscal years 2027 - 2031	835
Fiscal years 2032 - 2036	118,849
Total	$119,684

In December 2015, the CAA extended the 30 percent ITC for solar property that is under construction on or before December 31, 2019. The credit will decline to 26 percent for property under construction during 2020, and to 22 percent for property under construction during 2021. For any property that is under construction before 2022, but not placed in service before 2024, the ITC will be reduced to 10 percent. In addition, the CAA retroactively extended the PTC for five years through December 31, 2019, with a gradual three-year phase out for any project for which construction of the facility begins after December 31, 2016.

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

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through October 2033, for the supply, storage and transportation of natural gas. These contracts include annual fixed charges of approximately $85.6 million at current contract rates and volumes, which are recoverable through BGSS.

For the purpose of securing storage and pipeline capacity, NJRES enters into storage and pipeline capacity contracts, which require the payment of certain demand charges by NJRES to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally ranges from one to 10 years. Demand charges are established by interstate storage and pipeline operators and are regulated by FERC. These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and/or transport natural gas utilizing their respective assets.

Commitments as of September 30, 2016, for natural gas purchases and future demand fees for the next five fiscal year periods, are as follows:

(Thousands)	2017	2018	2019	2020	2021	Thereafter
NJRES:
Natural gas purchases	$224,853	$91,807	$51,561	$—	$—	$—
Storage demand fees	34,674	16,833	9,924	7,638	4,834	3,194
Pipeline demand fees	69,168	24,213	5,698	2,923	2,404	1,411
Sub-total NJRES	$328,695	$132,853	$67,183	$10,561	$7,238	$4,605
NJNG:
Natural gas purchases	$85,196	$3,814	$—	$—	$—	$—
Storage demand fees	29,140	22,265	12,841	5,779	—	—
Pipeline demand fees	56,452	90,672	90,821	89,928	87,225	731,182
Sub-total NJNG	$170,788	$116,751	$103,662	$95,707	$87,225	$731,182
Total (1)	$499,483	$249,604	$170,845	$106,268	$94,463	$735,787

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

As of September 30, 2016, the Company’s future minimum lease payments under various operating leases will not be more than $2.3 million annually for the next five years and $33.2 million in the aggregate for all years thereafter.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Guarantees

As of September 30, 2016, there were NJR guarantees covering approximately $294.2 million of NJRES’ natural gas purchases and demand fee commitments not yet reflected in accounts payable on the Consolidated Balance Sheets.

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

NJNG may recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In May 2015, the BPU approved NJNG’s September 2014 filing, which requested approval of its MGP expenditures incurred through June 2014, with recovery of $8.5 million annually related to the SBC RA factor with rates effective June 1, 2015. On June 29, 2016, the BPU approved NJNG’s December 2015 filing, which requested approval of its MGP expenditures incurred through June 30, 2015, with recovery of $9.4 million annually related to the SBC RA factor with rates effective July 9, 2016. As of September 30, 2016, $19.6 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets.

NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $143.9 million to $231.6 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of September 30, 2016, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $172 million on the Consolidated Balance Sheets, based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

NJNG will continue to seek recovery of MGP-related costs through the RA. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

General

On February 24, 2015, a natural gas fire and explosion occurred in Stafford Township, New Jersey as a result of a natural gas leak emanating from an underground pipe. There were no fatalities, although several employees of NJNG were injured and several homes were damaged. NJNG notified its insurance carrier and believes that any costs associated with the incident, including attorneys’ fees, property damage and other losses, will be substantially covered by insurance. The Company believes the resolution of any potential claims associated with the incident will not have a material effect on its financial condition, results of operations or cash flows. As of September 30, 2016, NJNG estimates that liabilities associated with claims will range between $600,000 and $3.2 million and has accrued the lower end of the range.

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

NJR organizes its businesses based on a combination of factors, including its products and its regulatory environment. As a result, the Company manages its businesses through the following reportable segments and other operations: the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Clean Energy Ventures segment consists of capital investments in clean energy projects; the Energy Services segment consists of unregulated wholesale energy operations; the Midstream segment consists of NJR’s investments in natural gas transportation and storage facilities; the Home Services and Other operations consist of heating, cooling and water appliance sales, installations and services, commercial real estate development, other investments and general corporate activities. Information related to the Company’s various business segments and other operations is detailed below:

(Thousands)
Fiscal Years Ended September 30,	2016	2015	2014
Operating revenues
Natural Gas Distribution
External customers	$594,346	$781,970	$819,415
Clean Energy Ventures
External customers	53,540	32,513	14,575
Energy Services
External customers (1)	1,187,754	1,872,781	2,858,703
Intercompany	9,499	61,526	72,114
Subtotal	1,845,139	2,748,790	3,764,807
Home Services and Other
External customers	45,265	46,723	45,452
Intercompany	3,232	1,980	1,235
Eliminations	(12,731)	(63,506)	(73,349)
Total	$1,880,905	$2,733,987	$3,738,145
Depreciation and amortization
Natural Gas Distribution	$47,828	$43,085	$40,540
Clean Energy Ventures	23,971	17,297	11,295
Energy Services	88	90	59
Midstream	6	6	6
Subtotal	71,893	60,478	51,900
Home Services and Other	981	952	846
Eliminations	(126)	(31)	(4)
Total	$72,748	$61,399	$52,742
Interest income (2)
Natural Gas Distribution	$115	$336	$999
Clean Energy Ventures	—	26	—
Energy Services	98	438	222
Midstream	1,524	977	950
Subtotal	1,737	1,777	2,171
Home Services and Other	397	217	1
Eliminations	(2,006)	(1,414)	(950)
Total	$128	$580	$1,222

(1)	Includes sales to Canada, which accounted for 2, 3.7 and 3.3 percent of total operating revenues during fiscal 2016, 2015 and 2014, respectively.

(2)	Included in other income, net on the Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

(Thousands)
Fiscal Years Ended September 30,	2016	2015	2014
Interest expense, net of capitalized interest
Natural Gas Distribution	$19,930	$18,534	$16,683
Clean Energy Ventures	10,304	7,635	5,300
Energy Services	1,095	1,209	1,725
Midstream	287	717	1,396
Subtotal	31,616	28,095	25,104
Home Services and Other	252	49	359
Eliminations	(824)	(423)	—
Total	$31,044	$27,721	$25,463
Income tax provision (benefit)
Natural Gas Distribution	$34,951	$39,544	$39,374
Clean Energy Ventures	(26,592)	(26,968)	(21,937)
Energy Services	7,030	39,043	26,458
Midstream	6,130	6,849	5,227
Subtotal	21,519	58,468	49,122
Home Services and Other	1,387	1,551	2,460
Eliminations	624	(295)	258
Total	$23,530	$59,724	$51,840
Equity in earnings of affiliates
Midstream	$13,936	$17,487	$14,078
Eliminations	(4,421)	(4,078)	(3,546)
Total	$9,515	$13,409	$10,532
Net financial earnings
Natural Gas Distribution	$76,104	$76,287	$74,204
Clean Energy Ventures	28,393	20,101	12,654
Energy Services	21,934	42,122	79,735
Midstream	9,406	9,780	7,498
Subtotal	135,837	148,290	174,091
Home Services and Other	2,882	3,420	2,798
Eliminations	(634)	(207)	(32)
Total	$138,085	$151,503	$176,857
Capital expenditures
Natural Gas Distribution	$205,133	$168,875	$152,566
Clean Energy Ventures	149,063	151,002	135,543
Subtotal	354,196	319,877	288,109
Home Services and Other	1,896	209	1,179
Total	$356,092	$320,086	$289,288
Investments in equity investees
Midstream	11,176	5,780	555
Total	$11,176	$5,780	$555

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company’s segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

(Thousands)	2016	2015	2014
Consolidated net financial earnings	$138,085	$151,503	$176,857
Less:
Unrealized loss (gain) on derivative instruments and related transactions	46,883	(38,681)	28,534
Tax effect	(17,018)	14,391	(10,492)
Effects of economic hedging related to natural gas inventory	(36,816)	(8,225)	26,639
Tax effect	13,364	3,058	(9,794)
Consolidated net income	$131,672	$180,960	$141,970

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

NFE is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of gas, SRECs and foreign currency contracts. Consequently, to reconcile between net income and NFE, current period unrealized gains and losses on the derivatives are excluded from NFE as a reconciling item. Additionally, realized derivative gains and losses are also included in current period net income. However, NFE includes only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical gas flows. NJR also calculates a quarterly tax adjustment based on an estimated annual effective tax rate for NFE purposes.

The Company’s assets for the various business segments and business operations are detailed below:

(Thousands)	2016	2015	2014
Assets at end of period:
Natural Gas Distribution	$2,525,060	$2,305,293	$2,142,407
Clean Energy Ventures	665,696	504,885	380,275
Energy Services	327,626	260,021	437,708
Midstream	186,259	182,007	153,891
Subtotal	3,704,641	3,252,206	3,114,281
Home Services and Other	110,340	88,880	77,578
Intercompany assets (1)	(87,899)	(56,729)	(66,471)
Total	$3,727,082	$3,284,357	$3,125,388

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

15.	RELATED PARTY TRANSACTIONS

In January 2010, NJNG entered into a 10-year agreement effective April 1, 2010, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG’s BGSS mechanism and are included in regulatory assets.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJRES may periodically enter into storage or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge. As of September 30, 2016, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which expire by October 2020.

Demand fees, net of eliminations, associated with Steckman Ridge during the fiscal years ended September 30, are as follows:

(Thousands)	2016	2015	2014
NJNG	$5,562	$5,700	$5,918
NJRES	2,789	1,957	1,674
Total	$8,351	$7,657	$7,592

The following table summarizes demand fees payable to Steckman Ridge as of September 30:

(Thousands)	2016	2015
NJNG	$775	$775
NJRES	375	375
Total	$1,150	$1,150

NJNG and NJRES have entered into various asset management agreements, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to NJRES. NJNG retains the right to purchase market priced gas or fixed price storage gas from NJRES. As of September 30, 2016, NJNG and NJRES had three asset management agreements with expiration dates ranging from October 2016 through March 2018.

NJNG has entered into a 15-year transportation precedent agreement for committed capacity of 180,000 Dths per day with PennEast, which is estimated to be in service by the first quarter of fiscal 2019.

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of financial data for each quarter of fiscal 2016 and 2015 follows. Due to the seasonal nature of the Company’s businesses, quarterly amounts vary significantly during the fiscal year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results of the interim periods.

	First	Second	Third	Fourth
(Thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2016
Operating revenues	$444,258	$574,193	$393,213	$469,241
Operating income (loss)	$59,451	$93,933	$(28,329)	$42,480
Net income (loss)	$50,281	$73,354	$(17,363)	$25,400
Earnings (loss) per share (1)
Basic	$0.59	$0.85	$(0.20)	$0.30
Diluted	$0.58	$0.84	$(0.20)	$0.29
2015
Operating revenues	$824,124	$1,013,090	$458,467	$438,306
Operating income (loss)	$168,697	$82,806	$(9,309)	$6,257
Net income (loss)	$123,320	$60,903	$(7,460)	$4,197
Earnings (loss) per share (1)
Basic	$1.46	$0.71	$(0.09)	$0.05
Diluted	$1.44	$0.71	$(0.09)	$0.05

(1)	The sum of quarterly amounts may not equal the annual amounts due to rounding.

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

Management’s Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this Form 10-K under the caption Management’s Report on Internal Control over Financial Reporting.

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of this 10-K under the caption Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

New Jersey Resources Corporation
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, including information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee Financial Expert, compliance with Section 16(a) of the Exchange Act and shareowner proposals, is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Shareowners, which will be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2016. The information regarding executive officers is included in this report following as Item 4A under the caption Executive Officers of the Company and incorporated herein by reference.

The Board of Directors has adopted the Code of Conduct, a code for all directors, officers and employees, as required by the NYSE rules, and governing the chief executive officer and senior financial officers, in compliance with Sarbanes-Oxley and SEC regulations. Copies of the Code of Conduct are available free of charge on the Company’s website at http://investor.njresources.com under the caption Corporate Governance. A printed copy of the Code of Conduct is available free of charge to any shareowner who requests it by contacting the Corporate Secretary at 1415 Wyckoff Road, Wall, New Jersey 07719. The Company will disclose any amendments to, or waivers from, a provision of the Code of Conduct that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relate to any element of the Code of Conduct as defined in Item 406 of Regulation S-K by posting such information on the Company’s website.

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

New Jersey Resources Corporation
Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

All Financial Statements of the Registrant are filed as part of this report and included in Item 8 of Part II of this Form 10-K.

(a) 2. Financial Statement Schedules-See Index to Financial Statement Schedules in Item 8.

(a) 3. Exhibits-See Exhibit Index on page	128

New Jersey Resources Corporation
Part IV

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II - Valuation and qualifying accounts and reserves for each of the three years in the period ended September 30, 2016	126

Schedules other than those listed above are omitted because they are either not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

New Jersey Resources Corporation
Part IV

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2016, 2015 and 2014

(Thousands)		ADDITIONS
CLASSIFICATION	BEGINNING BALANCE	CHARGED TO EXPENSE	OTHER (1)	ENDING BALANCE
2016
Allowance for doubtful accounts	$5,189	1,616	(1,940)	$4,865
2015
Allowance for doubtful accounts	$5,357	2,859	(3,027)	$5,189
2014
Allowance for doubtful accounts	$5,330	2,504	(2,477)	$5,357

(1)	Uncollectible accounts written off, less recoveries and adjustments.

New Jersey Resources Corporation
Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW JERSEY RESOURCES CORPORATION
(Registrant)

Date:	November 22, 2016	By:/s/ Patrick Migliaccio
Patrick Migliaccio
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

November 22, 2016	/s/ Laurence M. Downes	November 22, 2016	/s/ Alfred C. Koeppe
	Laurence M. Downes Chairman, President and Chief Executive Officer Director		Alfred C. Koeppe Director

November 22, 2016	/s/ Lawrence R. Codey	November 22, 2016	/s/ Patrick J. Migliaccio
	Lawrence R. Codey Director		Patrick J. Migliaccio Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 22, 2016	/s/ Donald L. Correll	November 22, 2016	/s/ J. Terry Strange
	Donald L. Correll Director		J. Terry Strange Director

November 22, 2016	/s/ Robert B. Evans	November 22, 2016	/s/ Sharon C. Taylor
	Robert B. Evans Director		Sharon C. Taylor Director

November 22, 2016	/s/ M. William Howard, Jr.	November 22, 2016	/s/ David A. Trice
	M. William Howard, Jr. Director		David A. Trice Director

November 22, 2016	/s/ Jane M. Kenny	November 22, 2016	/s/ George R. Zoffinger
	Jane M. Kenny Director		George R. Zoffinger Director

New Jersey Resources Corporation
Part IV

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1
Restated Certificate of Incorporation of New Jersey Resources Corporation, as amended through March 3, 2015(incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed on January 23, 2014, and Exhibit 3.1 to the Current Report on Form 8-K, as filed on March 3, 2015)

3.2	Bylaws of New Jersey Resources Corporation, as amended through September 12, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed on September 12, 2016)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended September 30, 2013, as filed on November 25, 2013)

4.2
Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement, dated as of September 1, 2014, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, as filed on September 30, 2014)

4.2(a)
36th Supplemental Indenture dated as of September 1, 2014, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, as filed on September 30, 2014)

4.2(b)	Second Supplemental Indenture dated as of June 1, 2016, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K as filed on June 22, 2016)

4.3
$250,000,000 Credit Agreement dated as of May 15, 2014, by and among New Jersey Natural Gas Company, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, U.S. Bank National Association, TD Bank, N.A., and Santander Bank, N.A., as Documentation Agents, and PNC Capital Markets LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as filed on August 4, 2014)

4.4
$425,000,000 Amended and Restated Credit Agreement dated as of September 28, 2015, by and among the Company, the guarantors thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Bank of America, N.A., TD Bank, N.A. and U.S. Bank National Association, as Documentation Agents, and PNC Capital Markets LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on October 2, 2015)

4.5
$75,000,000 Shelf Note Purchase Agreement, dated as of June 30, 2011, between New Jersey Resources Corporation and Prudential Investment Management, Inc. (“Prudential Facility”) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on July 6, 2011)

4.5(a)
First Amendment to the Prudential Facility, dated as of July 25, 2014, between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on November 12, 2014)

4.5(b)
Second Amendment to the Prudential Facility, dated as of September 28, 2015, between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on October 2, 2015)

4.6
$50,000,000 Note Purchase Agreement, dated as of September 24, 2007, by and among the Company, New York Life Insurance Company and New York Life Insurance and Annuity Company (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K as filed on December 10, 2007)

4.6(a)
First Amendment to Note Purchase Agreement, dated as of September 28, 2015, by and among the Company, New York Life Insurance Company and New York Life Insurance and Annuity Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, as filed on October 2, 2015)

4.7
$125,000,000 Note Purchase Agreement, dated as of May 15, 2008 (“2008 NPA”), by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K, as filed on May 20, 2008)

4.7(a)
First Amendment to the 2008 NPA, dated as of September 1, 2014, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, as filed on September 30, 2014)

4.8
$100,000,000 Shelf Note Purchase Agreement, dated as of May 12, 2011, between New Jersey Resources Corporation and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on May 17, 2011)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description
4.8(a)
First Amendment to the $100,000,000 Shelf Note Purchase Agreement, dated as of September 28, 2015, between New Jersey Resources Corporation and Metropolitan Life Insurance (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on October 2, 2015)

4.9
$125,000,000 Note Purchase Agreement, dated as of February 7, 2014, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q, as filed on May 7, 2014)

4.10
Loan Agreement between New Jersey Economic Development Authority and New Jersey Natural Gas Company, dated as of August 1, 2011 (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended September 30, 2011, as filed on November 23, 2011)

4.11
Continuing Covenant Agreement between NJNG and Wells Fargo Municipal Strategies, LLC, dated September 24, 2014 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K, as filed on September 30, 2014)

4.12
$50,000,000 Note Purchase Agreement, dated as of February 8, 2013, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q, as filed on May 3, 2013)

4.13
$150,000,000 Note Purchase Agreement, dated as of February 12, 2015, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on February 17, 2015)

4.14
Note Purchase Agreement, dated as of March 22, 2016 among New Jersey Resources Corporation and each of the Purchasers listed in Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on March 25, 2016)

4.15
$125,000,000 Note Purchase Agreement, dated as of June 21, 2016, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 22, 2016)

4.16
Second Supplemental Indenture, dated as of June 1, 2016, by and between New Jersey Natural Gas Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on June 22, 2016)

10.1*
Amended and Restated Supplemental Executive Retirement Plan Agreement between the Company and Laurence M. Downes dated November 28, 2008 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.2(a)*
Schedule of Supplemental Executive Retirement Plan Agreements for named executive officers (incorporated by reference to Exhibit 10.2(a) to the Annual Report on Form 10-K for the year ended September 30, 2010, as filed on November 24, 2010)

10.2(b)*
Form of Amendment to Supplemental Executive Retirement Plan Agreement between the Company and Named Executive Officer (for future use) (incorporated by reference to Exhibit 10.4(b) to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.3
Service Agreement for Rate Schedule SS-1 by and between NJNG and Texas Eastern Transmission Company, dated as of June 21, 1995 (incorporated by reference to Exhibit 10-5B to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.4
Amended and Restated Lease Agreement between NJNG, as Lessee, and State Street Bank and Trust Company of Connecticut, National Association, as Lessor, for NJNG’s Headquarters Building dated December 21, 1995 (incorporated by reference to Exhibit 10-7 to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.5*
The Company’s Long-Term Incentive Compensation Plan, as amended, effective as of October 1, 1995 (incorporated by reference to Appendix A to the Proxy Statement for the 1996 Annual Meeting as filed on January 4, 1996)

10.6*
Employment Continuation Agreement between the Company and Laurence M. Downes dated November 28, 2008 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.6(a)*	Schedule of Employee Continuation Agreements (incorporated by reference to Exhibit 10.6(a) to the Annual Report on Form 10-K for the year ended September 30, 2010, as filed on November 24, 2010)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description
10.7*	Summary of Company’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on November 12, 2015)

10.8*
The Company’s 2007 Stock Award and Incentive Plan (as amended and restated January 1, 2009) (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.9*	2007 Stock Award and Incentive Plan Form of Performance Shares Agreement (TSR) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on December 23, 2014)

10.10*	2007 Stock Award and Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on December 24, 2013)

10.10(a)*	2007 Stock Award and Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.11*	2007 Stock Award and Incentive Plan Form of Performance Share Agreement (NFE) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on December 24, 2013)

10.12*	2007 Stock Award and Incentive Plan Form of Performance Shares Agreement (NFE) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on December 23, 2014)

10.13*	2007 Stock Award and Incentive Plan Form of Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on December 24, 2013)

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

10.16*
2007 Stock Award and Incentive Plan Form of Deferred Stock Retention Award Agreement (FY 2013) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on February 7, 2013)

10.17*	2007 Stock Award and Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on December 23, 2014)

10.18	Limited Liability Company Agreement of Steckman Ridge GP, LLC, dated as of March 2, 2007 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.19	Limited Partnership Agreement of Steckman Ridge, LP dated as of March 2, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.20*	New Jersey Resources Corporation Savings Equalization Plan (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.21*	New Jersey Resources Corporation Pension Equalization Plan (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.22*	New Jersey Resources Corporation Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.23*	New Jersey Resources Corporation Officers’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.24*
Form of Amended and Restated Employment Continuation Agreement between the Company and named executive officer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on December 16, 2015)

10.25*
Form of Amended and Restated Employment Continuation Agreement between the Company and NJR Energy Services Company named executive officer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on December 16, 2015)

10.26*	Form of Amendment of Deferred Stock Retention Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on August 3, 2016)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description
21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101+	Interactive Data File {Annual Report on Form 10-K, for the fiscal year ended September 30, 2016, furnished in XBRL (eXtensible Business Reporting Language)}
________________________________

+	Filed herewith.

*	Denotes compensatory plans or arrangements or management contracts.

†
This certificate accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by NJR for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.