Form 10-Q
period 2016-12-31
NEW JERSEY RESOURCES CORP
filed 2017-02-08
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of February 6, 2017 was 86,313,212.

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

FMB	First Mortgage Bond
FRM	Financial Risk Management
GAAP	Generally Accepted Accounting Principles of the United States
Home Services and Other	Home Services and Other Operations (formerly Retail and Other Operations)
ICE	Intercontinental Exchange
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
LNG	Liquefied Natural Gas
MGP	Manufactured Gas Plant
Moody's	Moody's Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
NFE	Net Financial Earnings
NGV	Natural Gas Vehicles
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	NJNG's $250 million unsecured committed credit facility expiring in May 2019
NJR Credit Facility	NJR's $425 million unsecured committed credit facility expiring in September 2020
NJR Energy	NJR Energy Corporation
NJR or The Company	New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

NJRCEV	NJR Clean Energy Ventures Corporation
NJRES	NJR Energy Services Company
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
O&M	Operation and Maintenance
OCI	Other Comprehensive Income
OPEB	Other Postemployment Benefit Plans
PennEast	PennEast Pipeline Company, LLC
PIM	Pipeline Integrity Management
PPA	Power Purchase Agreement
PTC	Federal Production Tax Credit
RA	Remediation Adjustment
REC	Renewable Energy Certificate
S&P	Standard & Poor's Financial Services, LLC
SAFE	Safety Acceleration and Facility Enhancement
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
SREC	Solar Renewable Energy Certificate
SRL	Southern Reliability Link
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Superstorm Sandy	Post-Tropical Cyclone Sandy
Tetco	Texas Eastern Transmission
The Exchange Act	The Securities Exchange Act of 1934, as amended
Trustee	U.S. Bank National Association
U.S.	The United States of America
USF	Universal Service Fund

New Jersey Resources Corporation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations, assumptions and beliefs presented in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” Part II, Item I. “Legal Proceedings” and in the notes to the financial statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “anticipate,” “estimate,” “may,” “could,” “might,” “intend,” “expect,” “believe,” “will” “plan,” or “should,” or comparable terminology and are made based upon management's current expectations, assumptions and beliefs as of this date concerning future developments and their potential effect on us. There can be no assurance that future developments will be in accordance with management's expectations, assumptions or beliefs, or that the effect of future developments on us will be those anticipated by management.

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, PTCs and SRECs, future rate case proceedings, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2017 and thereafter include many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as well as the following:

•	weather and economic conditions;

•	demographic changes in NJR's service territory and their effect on NJR's customer growth;

•	volatility of natural gas and other commodity prices and their impact on NJNG customer usage, NJNG's BGSS incentive programs, NJRES operations and on our risk management efforts;

•	changes in rating agency requirements and/or credit ratings and their effect on availability and cost of capital to our Company;

•	the impact of volatility in the credit markets on our access to capital;

•	the ability to comply with debt covenants;

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

•
the ability to obtain governmental and regulatory approvals, such as the PennEast pipeline project, land-use rights, electric grid connection (in the case of clean energy projects) and/or financing for the construction, development and operation of our unregulated energy investments and NJNG's infrastructure projects in a timely manner;

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	December 31,
(Thousands, except per share data)	2016	2015
OPERATING REVENUES
Utility	$185,556	$151,606
Nonutility	355,472	292,652
Total operating revenues	541,028	444,258
OPERATING EXPENSES
Gas purchases:
Utility	61,320	46,665
Nonutility	337,932	254,088
Related parties	2,111	2,074
Operation and maintenance	52,228	46,233
Regulatory rider expenses	12,601	9,628
Depreciation and amortization	19,260	16,482
Energy and other taxes	14,101	9,637
Total operating expenses	499,553	384,807
OPERATING INCOME	41,475	59,451
Other income, net	3,776	1,924
Interest expense, net of capitalized interest	10,615	6,777
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	34,636	54,598
Income tax provision	2,018	6,722
Equity in earnings of affiliates	2,311	2,406
NET INCOME	$34,929	$50,282

EARNINGS PER COMMON SHARE
Basic	$0.41	$0.59
Diluted	$0.40	$0.58
DIVIDENDS DECLARED PER COMMON SHARE	$0.255	$0.24
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	86,084	85,675
Diluted	86,855	86,676

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2016		2015
Net income	$34,929		$50,282
Other comprehensive income, net of tax
Unrealized gain on available for sale securities, net of tax of $(3,786) and $(2,614), respectively	5,515		3,701
Net unrealized (loss) on derivatives, net of tax of $0 and $19, respectively	—	(1)	(33)
Adjustment to postemployment benefit obligation, net of tax of $(217) and $(174), respectively	317		256
Other comprehensive income	5,832		3,924
Comprehensive income	$40,761		$54,206

(1)
Effective January 1, 2016, the Company elected not to designate its foreign currency derivatives as accounting hedges and, as a result, changes in fair value of the effective portion of the hedges are no longer recorded in OCI. See Note 4 Derivative Instruments for more information on these transactions.

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2016	2015
CASH FLOWS (USED IN) OPERATING ACTIVITIES
Net income	$34,929	$50,282
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	28,302	(1,135)
Depreciation and amortization	19,260	16,482
Allowance for equity used during construction	(584)	(1,215)
Allowance for bad debt expense	230	334
Deferred income taxes	16,262	46,166
Manufactured gas plant remediation costs	(1,619)	(1,520)
Distributions received from equity investees, net of equity in earnings	1,101	1,139
Cost of removal - asset retirement obligations	(198)	(33)
Contributions to postemployment benefit plans	(1,712)	(30,144)
Tax benefit from stock-based compensation	1,188	1,635
Changes in:
Components of working capital	(150,480)	(102,068)
Other noncurrent assets	7,242	(20,270)
Other noncurrent liabilities	15	4,173
Cash flows (used in) operating activities	(46,064)	(36,174)
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for:
Utility plant	(31,396)	(42,465)
Solar and wind equipment	(46,785)	(45,006)
Real estate properties and other	(171)	(797)
Cost of removal	(7,459)	(6,575)
Investments in equity investees	(4,636)	(2,846)
Distribution from equity investees in excess of equity in earnings	688	555
Withdrawal from restricted cash construction fund	—	1,001
Proceeds from sale of investment	3,218	—
Proceeds from sale of property	—	748
Cash flows (used in) investing activities	(86,541)	(95,385)
CASH FLOWS FROM FROM FINANCING ACTIVITIES
Net proceeds from short-term debt	162,900	144,650
Payments of long-term debt	(2,716)	(2,676)
Proceeds from sale-leaseback transaction	9,587	7,107
Payments of common stock dividends	(21,931)	(20,524)
Proceeds from issuance of common stock	4,616	3,807
Purchases of treasury stock	(6,355)	(1,008)
Tax withholding payments related to net settled stock compensation	(4,167)	(3,042)
Cash flows from financing activities	141,934	128,314
Change in cash and cash equivalents	9,329	(3,245)
Cash and cash equivalents at beginning of period	37,546	4,928
Cash and cash equivalents at end of period	$46,875	$1,683
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(152,180)	$(27,784)
Inventories	(13,954)	(26,772)
Recovery of gas costs	(2,472)	(11,882)
Gas purchases payable	47,767	(7,071)
Gas purchases payable - related parties	5	(406)
Prepaid and accrued taxes	7,954	(27,794)
Accounts payable and other	(12,405)	(22,489)
Restricted broker margin accounts	(26,173)	6,855
Customers' credit balances and deposits	616	10,056
Other current assets	362	5,219
Total	$(150,480)	$(102,068)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid (received) for:
Interest (net of amounts capitalized)	$8,153	$5,403
Income taxes	$(7,020)	$202
Accrued capital expenditures	$28,442	$21,721

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	December 31, 2016	September 30, 2016
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$2,123,926	$2,107,375
Construction work in progress	131,576	122,268
Solar and wind equipment, real estate properties and other, at cost	747,788	631,696
Construction work in progress	5,903	93,791
Total property, plant and equipment	3,009,193	2,955,130
Accumulated depreciation and amortization, utility plant	(470,444)	(467,702)
Accumulated depreciation and amortization, solar and wind equipment, real estate properties and other	(87,000)	(79,776)
Property, plant and equipment, net	2,451,749	2,407,652
CURRENT ASSETS
Cash and cash equivalents	46,875	37,546
Customer accounts receivable
Billed	252,755	142,658
Unbilled revenues	47,648	5,744
Allowance for doubtful accounts	(4,916)	(4,865)
Regulatory assets	43,140	54,286
Gas in storage, at average cost	220,097	206,251
Materials and supplies, at average cost	10,886	10,778
Prepaid and accrued taxes	26,391	34,179
Derivatives, at fair value	50,215	29,964
Restricted broker margin accounts	79,118	47,644
Asset held for sale	7,660	7,660
Other	35,194	35,419
Total current assets	815,063	607,264
NONCURRENT ASSETS
Investments in equity method investees	145,169	141,148
Regulatory assets	408,481	441,294
Derivatives, at fair value	3,660	5,227
Available for sale securities	64,447	55,789
Other	60,937	60,196
Total noncurrent assets	682,694	703,654
Total assets	$3,949,506	$3,718,570

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)	December 31, 2016	September 30, 2016
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding December 31, 2016 — 86,196,239; September 30, 2016 — 86,086,355	$222,153	$221,654
Premium on common stock	218,476	215,580
Accumulated other comprehensive (loss), net of tax	(9,323)	(15,155)
Treasury stock at cost and other; shares December 31, 2016 — 2,664,765; September 30, 2016 — 2,575,139	(84,450)	(81,044)
Retained earnings	838,505	825,556
Common stock equity	1,185,361	1,166,591
Long-term debt	1,026,682	1,055,038
Total capitalization	2,212,043	2,221,629
CURRENT LIABILITIES
Current maturities of long-term debt	96,832	61,452
Short-term debt	284,600	121,700
Gas purchases payable	187,219	139,452
Gas purchases payable to related parties	1,155	1,150
Accounts payable and other	72,776	107,184
Dividends payable	21,980	21,975
Accrued taxes	1,246	1,080
Regulatory liabilities	12,120	9,469
New Jersey clean energy program	13,180	14,232
Derivatives, at fair value	93,080	61,080
Restricted broker margin accounts	5,294	—
Customers' credit balances and deposits	33,450	32,834
Total current liabilities	822,932	571,608
NONCURRENT LIABILITIES
Deferred income taxes	490,017	473,847
Deferred investment tax credits	4,538	4,619
Deferred gain	28,317	28,519
Derivatives, at fair value	4,527	25,252
Manufactured gas plant remediation	168,506	172,000
Postemployment employee benefit liability	140,978	141,604
Regulatory liabilities	38,726	41,411
Asset retirement obligation	29,664	28,379
Other	9,258	9,702
Total noncurrent liabilities	914,531	925,333
Commitments and contingent liabilities (Note 12)
Total capitalization and liabilities	$3,949,506	$3,718,570

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and operates certain unregulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company provides natural gas utility service to approximately 525,500 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment;

NJR Clean Energy Ventures Corporation, the Company's clean energy subsidiary, comprises the Clean Energy Ventures segment and consists of the Company's capital investments in commercial and residential solar projects located throughout New Jersey and onshore wind investments in Montana, Iowa, Kansas, Wyoming and Pennsylvania;

NJR Energy Services Company comprises the Energy Services segment that maintains and transacts around a portfolio of natural gas storage and transportation capacity contracts and provides physical wholesale energy and energy management services in the U.S. and Canada;

NJR Midstream Holdings Corporation invests in energy-related ventures through its subsidiaries, NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined interest in Steckman Ridge, located in Pennsylvania, and NJR Pipeline Company, which holds the Company's 20 percent ownership interest in PennEast and NJNR Pipeline Company, which holds the Company's 1.84 million Common Units of Dominion Midstream Partners, L.P. The investments in Steckman Ridge, PennEast and DM comprise the Midstream segment; and

NJR Retail Holdings Corporation has two principal subsidiaries, NJR Home Services Company, which provides heating, central air conditioning, standby generators, solar and other indoor and outdoor comfort products to residential homes throughout New Jersey, and Commercial Realty & Resources Corporation, which owns commercial real estate. NJR Retail Holdings Corporation is included in Home Services and Other operations. NJR Energy Corporation, a subsidiary of CR&R, was dissolved on November 28, 2016, and all assets were moved to CR&R during the first quarter of fiscal 2017.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by NJR in accordance with the rules and regulations of the SEC and GAAP. The September 30, 2016 Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in NJR's 2016 Annual Report on Form 10-K.

The Unaudited Condensed Consolidated Financial Statements include the accounts of NJR and its subsidiaries. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the results of the interim periods presented. These adjustments are of a normal and recurring nature. Because of the seasonal nature of NJR's utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ending September 30, 2017. Intercompany transactions and accounts have been eliminated.

Gas in Storage

The following table summarizes gas in storage, at average cost by company as of:

	December 31, 2016		September 30, 2016
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJRES	$163,393	62.9	$130,493	62.0
NJNG	56,704	15.9	75,758	21.3
Total	$220,097	78.8	$206,251	83.3

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales Tax Accounting

Sales tax that is collected from customers is presented in both operating revenues and operating expenses on the Unaudited Condensed Consolidated Statements of Operations was $11.2 million and $7.2 million during the three months ended December 31, 2016 and 2015, respectively. Effective January 1, 2017, the New Jersey sales tax rate decreased from 7 percent to 6.875 percent.

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

Available for Sale Securities

Included in available for sale securities on the Unaudited Condensed Consolidated Balance Sheets are investments in two publicly traded energy companies. The Company's available for sale securities had a fair value of $64.4 million and $55.8 million as of December 31, 2016 and September 30, 2016, respectively. Total unrealized gains associated with these investments are included as a part of accumulated other comprehensive income (loss), a component of common stock equity and were $16.5 million, $9.7 million after tax, and $7.2 million, $4.2 million after tax, as of December 31, 2016 and September 30, 2016, respectively.

During the three months ended December 31, 2016, NJR received proceeds of approximately $3.2 million from the sale of available-for-sale securities and realized a pre-tax gain of $2.6 million, which is included in other income in the Unaudited Condensed Consolidated Statements of Operations. Reclassifications of realized gains out of other comprehensive income into income are determined based on average cost.

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

(Thousands)	December 31, 2016		September 30, 2016
NJRES	$173,708	69%	$102,884	72%
NJNG (1)	71,404	28	30,951	22
NJRCEV	2,121	1	1,807	1
NJRHS and other	5,522	2	7,016	5
Total	$252,755	100%	$142,658	100%

(1)	Does not include unbilled revenues of $47.6 million and $5.7 million as of December 31, 2016 and September 30, 2016, respectively.

Loans Receivable

NJNG provides loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Unaudited Condensed Consolidated Balance Sheets. The Company has recorded $8.1 million and $7.8 million in other current assets and $40.3 million and $39.5 million in other noncurrent assets as of December 31, 2016 and September 30, 2016, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans.

NJNG's policy is to establish an allowance for doubtful accounts when loan balances are in arrears for more than 60 days. As of December 31, 2016 and September 30, 2016, there was no allowance for doubtful accounts established for the SAVEGREEN loans.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Adopted Updates to the Accounting Standards Codification

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

The Company elected to early adopt the amended guidance during the third quarter of fiscal 2016 and applied the new provisions as of the beginning of the year of adoption on a retrospective or prospective basis depending on each amendment’s transition requirements. As such, effective October 1, 2015, NJR is recognizing forfeitures as they occur and is recognizing excess tax benefits (deficiencies) as a component of income tax (benefit) provision in its Unaudited Condensed Consolidated Statements of Operations on a prospective basis. All related information for prior periods has been adjusted throughout this report on a retrospective basis to reflect the effects of the adoption. See Note 11. Income Taxes for more information on these transactions.

In addition, the following amounts on the Unaudited Condensed Consolidated Financial Statements have been adjusted retrospectively, for the three months ended December 31, 2015:

(Thousands)	As Previously Reported	Effect of Change	As Adjusted
Statements of Operations
Income tax provision	$8,357	$(1,635)	$6,722
Net income	$48,647	$1,635	$50,282
Earnings per common share
Basic	$0.57	$0.02	$0.59
Diluted	$0.56	$0.02	$0.58
Cash flows (used in) operating activities
Net income	$48,647	$1,635	$50,282
Tax benefit from stock based compensation	$—	$1,635	$1,635
Other noncurrent liabilities	$4,401	$(228)	$4,173
Net cash flows (used in) operating activities	$(39,216)	$3,042	$(36,174)
Cash flows from financing activities
Tax withholding payments related to net settled stock compensation	$—	$(3,042)	$(3,042)
Cash flows from financing activities	$131,356	$(3,042)	$128,314

There was no impact to the Unaudited Condensed Consolidated Balance Sheets upon adoption of the new guidance.

In June 2014, the FASB issued ASU No. 2014-12, an amendment to ASC 718, Compensation - Stock Compensation, which clarifies the accounting for performance awards when the terms of the award provide that a performance target could be achieved after the requisite service period. The Company adopted the new guidance in the first quarter of fiscal 2017 and applied the new provisions on a prospective basis which did not impact its financial position, results of operations or cash flows upon adoption.

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, an amendment to ASC 810, Consolidation, which changes the consolidation analysis required under GAAP and reevaluates whether limited partnerships and similar entities must be consolidated. The Company adopted the new guidance in the first quarter of fiscal 2017 and applied the new provisions on a full retrospective basis, which did not impact its financial position, results of operations or cash flows upon adoption.

Interest

In April 2015, the FASB issued ASU No. 2015-03, an amendment to ASC 835, Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs by requiring them to be presented on the balance sheet as a deduction from the carrying amount of the liability. The amendments do not affect the recognition and measurement guidance for debt issuance costs. In August 2015, the FASB issued ASU No. 2015-15, which clarified that the amendments contained within ASU No. 2015-03 do not require companies to modify their accounting for costs incurred in obtaining revolving credit facilities. The Company adopted

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the new guidance in the first quarter of fiscal 2017 and applied the new provisions on a full retrospective basis. Accordingly, as of December 31, 2016, the Company reclassified $7.4 million and $949,000 from other non-current assets to long-term debt and current maturities of long-term debt, respectively.

In addition, the following amounts on the Unaudited Condensed Consolidated Balance sheets have been adjusted, retrospectively, as of September 30, 2016.

(Thousands)	As Previously Reported	Effect of Change	As Adjusted
Assets
Other noncurrent assets	$68,708	$(8,512)	$60,196
Total noncurrent assets	$712,166	$(8,512)	$703,654
Total assets	$3,727,082	$(8,512)	$3,718,570
Capitalization and Liabilities
Long-term debt	$1,063,550	$(8,512)	$1,055,038
Total capitalization	$2,230,141	$(8,512)	$2,221,629
Total capitalization and liabilities	$3,727,082	$(8,512)	$3,718,570

Intangibles

In April 2015, the FASB issued ASU No. 2015-05, an amendment to ASC 350, Intangibles - Goodwill and Other - Internal-Use Software, which clarifies the accounting for fees in a cloud computing arrangement. The amendments provide guidance on how an entity should evaluate the accounting for fees paid in a cloud computing arrangement to determine whether an arrangement includes the sale or license of software. The Company adopted the new guidance in the first quarter of fiscal 2017 and applied the new provisions on a prospective basis, which did not impact its financial position, results of operations or cash flows upon adoption.

Other Recent Updates to the Accounting Standards Codification

Revenue

In May 2014, the FASB issued ASU No. 2014-09, and added Topic 606, Revenue from Contracts with Customers, to the ASC. ASC 606 supersedes ASC 605, Revenue Recognition, as well as most industry-specific guidance, and prescribes a single, comprehensive revenue recognition model designed to improve financial reporting comparability across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU No. 2015-14, which defers the implementation of the new guidance for one year. The new guidance will become effective for the Company’s fiscal year ending September 30, 2019, and interim periods within that year. The Company continues to evaluate the provisions of ASC 606 and monitor industry specific developments and interpretations, however, based on the review of customer contracts to date, it is not anticipating a material impact to its financial position, results of operations or cash flows upon adoption. Accordingly, the Company expects to transition to the new guidance using the modified retrospective approach.

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

Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, an amendment to ASC 230, Statement of Cash Flows, which requires that any amounts that are deemed to be restricted cash or restricted cash-equivalents be included in cash and cash-equivalent balances on the cash flow statement. Transfers between cash and restricted cash accounts will no longer be recognized within the statement of cash flows. The guidance is effective for the Company’s fiscal year ending September 30, 2019, with early adoption permitted. Upon adoption, the amendments will be applied on a retrospective basis. Based on the Company's historical restricted cash balances, it does not expect any material impacts to its financial position, results of operations or cash flows upon adoption.

3.	REGULATION

NJNG is subject to cost-based regulation, therefore, it is permitted to recover authorized operating expenses and earn a reasonable return on its utility capital investments based on the BPU's approval. The impact of the ratemaking process and decisions authorized by the BPU allows NJNG to capitalize or defer certain costs that are expected to be recovered from its customers as regulatory assets and to recognize certain obligations representing amounts that are probable future expenditures as regulatory liabilities in accordance with accounting guidance applicable to regulated operations.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2016, the BPU approved NJNG's base rate case, effective October 1, 2016, which included an increase in base rates in the amount of $45 million. The base rate increase includes a return on common equity of 9.75 percent, a common equity ratio of 52.5 percent and a depreciation rate of 2.4 percent. The approval also included the five-year extension of SAFE II, rate recovery of NJ RISE capital investment costs through June 30, 2016, recovery of NJNG’s SAFE I, NGV and LNG capital investments and recovery of other costs previously deferred in regulatory assets.

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	December 31, 2016	September 30, 2016
Regulatory assets-current
Conservation Incentive Program	$28,662	$36,957
New Jersey Clean Energy Program	13,180	14,232
Underrecovered gas costs	1,298	—
Derivatives at fair value, net	—	3,097
Total current regulatory assets	$43,140	$54,286
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$20,025	$19,595
Liability for future expenditures	168,506	172,000
Deferred income taxes	20,599	20,273
Derivatives at fair value, net	2,702	23,384
SAVEGREEN	22,060	25,208
Postemployment and other benefit costs	154,221	157,027
Deferred Superstorm Sandy costs	14,659	15,201
Other noncurrent regulatory assets	5,709	8,606
Total noncurrent regulatory assets	$408,481	$441,294
Regulatory liability-current
Overrecovered gas costs	$—	$9,469
Derivatives at fair value, net	12,120	—
Total current regulatory liabilities	$12,120	$9,469
Regulatory liabilities-noncurrent
Cost of removal obligation	$25,318	$30,549
New Jersey Clean Energy Program	12,659	10,657
Other noncurrent regulatory liabilities	749	205
Total noncurrent regulatory liabilities	$38,726	$41,411

4.	DERIVATIVE INSTRUMENTS

The Company is subject to commodity price risk due to fluctuations in the market price of natural gas, SRECs and electricity. To manage this risk, the Company enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas, SRECs and electricity. In addition, the Company may utilize foreign currency derivatives to hedge Canadian dollar denominated gas purchases and/or sales. Therefore, the Company's primary underlying risks include commodity prices, interest rates and foreign currency. These contracts are accounted for as derivatives. Accordingly, all of the financial and certain of the Company's physical derivative instruments are recorded at fair value on the Unaudited Condensed Consolidated Balance Sheets. For a more detailed discussion of the Company's fair value measurement policies and level disclosures associated with NJR's derivative instruments, see Note 5. Fair Value.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJRES

Since NJRES chooses not to designate its financial commodity and physical forward commodity derivatives as accounting hedges or to elect NPNS, the changes in the fair value of these derivatives are recorded as a component of gas purchases or operating revenues, as appropriate for NJRES, on the Unaudited Condensed Consolidated Statements of Operations as unrealized gains or (losses). For NJRES at settlement, realized gains and (losses) on all financial derivative instruments are recognized as a component of gas purchases and realized gains and (losses) on all physical derivatives follow the presentation of the related unrealized gains and (losses) as a component of either gas purchases or operating revenues.

NJRES also enters into natural gas transactions in Canada and, consequently, is exposed to fluctuations in the value of Canadian currency relative to the U.S. dollar. NJRES may utilize foreign currency derivatives to lock in the exchange rate associated with natural gas transactions denominated in Canadian currency. The derivatives may include currency forwards, futures, or swaps and are accounted for as derivatives. These derivatives are typically used to hedge demand fee payments on pipeline capacity, storage and gas purchase agreements. Accordingly, changes in the fair value of foreign exchange contracts are recognized in gas purchases on the Unaudited Condensed Consolidated Statements of Operations. For transactions occurring on or before December 31, 2015, NJRES' foreign exchange contracts were designated as cash flow hedges, and the effective portion of the hedges were recorded in OCI.

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

Expected production of SRECs is hedged through the use of forward and futures contracts. All contracts require the Company to physically deliver SRECs through the transfer of certificates as per contractual settlement schedules. The Company applies NPNS accounting to SREC forward and futures contracts entered into on or before December 31, 2015. Effective for contracts executed January 1, 2016, and on a prospective basis, NJRES no longer elects NPNS accounting treatment on all SREC forward sales contracts and recognizes changes in the fair value of these derivatives as a component of operating revenues. Upon settlement of the contract, the related revenue is recognized when the SREC is transferred to the counterparty.

NPNS is a contract-by-contract election and, where it makes sense to do so, we can and may elect certain contracts to be normal.

NJNG

Changes in fair value of NJNG's financial commodity derivatives are recorded as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets. The Company elects NPNS accounting treatment on all physical commodity contracts that NJNG entered into on or before December 31, 2015, and accounts for these contracts on an accrual basis. Accordingly, physical natural gas purchases are recognized in regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets when the contract settles and the natural gas is delivered. The average cost of natural gas is charged to expense in the current period earnings based on the BGSS factor times the therm sales. Effective for contracts executed January 1, 2016, and on a prospective basis, NJNG no longer elects NPNS accounting treatment on all physical forward commodity contracts. However, since NPNS is a contract-by-contract election, where it makes sense to do so, we can and may elect certain contracts to be normal. Because NJNG recovers these amounts through future BGSS rates as increases or decreases to the cost of natural gas in NJNG’s tariff for gas service, the changes in fair value of these contracts are deferred as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets.

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
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		December 31, 2016		September 30, 2016
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
NJNG:
Physical commodity contracts	Derivatives - current	$1,181	$76	$235	$1,154
Financial commodity contracts	Derivatives - current	13,931	2,919	805	2,979
	Derivatives - noncurrent	—	—	75	386
Interest rate contracts	Derivatives - noncurrent	—	2,702	—	23,073
NJRES:
Physical commodity contracts	Derivatives - current	5,477	5,978	5,994	11,660
	Derivatives - noncurrent	2,192	1,193	3,987	1,212
Financial commodity contracts	Derivatives - current	29,626	84,016	22,929	45,255
	Derivatives - noncurrent	1,468	632	1,165	581
Foreign currency contracts	Derivatives - current	—	91	1	32
Fair value of derivatives not designated as hedging instruments		$53,875	$97,607	$35,191	$86,332
Total fair value of derivatives		$53,875	$97,607	$35,191	$86,332

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Offsetting of Derivatives

NJR transacts under master netting arrangements or equivalent agreements that allow it to offset derivative assets and liabilities with the same counterparty. However, NJR's policy is to present its derivative assets and liabilities on a gross basis at the contract level unit of account on the Unaudited Condensed Consolidated Balance Sheets. The following table summarizes the reported gross amounts, the amounts that NJR has the right to offset but elects not to, financial collateral, as well as the net amounts NJR could present on the Unaudited Condensed Consolidated Balance Sheets but elects not to.

(Thousands)	Amounts Presented in Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of December 31, 2016:
Derivative assets:
NJRES
Physical commodity contracts	$7,669	$(3,278)	$(200)	$4,191
Financial commodity contracts	31,094	(31,094)	—	—
Total NJRES	$38,763	$(34,372)	$(200)	$4,191
NJNG
Physical commodity contracts	$1,181	$(4)	$—	$1,177
Financial commodity contracts	13,931	(2,919)	(4,205)	6,807
Total NJNG	$15,112	$(2,923)	$(4,205)	$7,984
Derivative liabilities:
NJRES
Physical commodity contracts	$7,171	$(3,278)	$—	$3,893
Financial commodity contracts	84,648	(31,093)	(53,555)	—
Foreign currency contracts	91	—	—	91
Total NJRES	$91,910	$(34,371)	$(53,555)	$3,984
NJNG
Physical commodity contracts	$76	$(4)	$—	$72
Financial commodity contracts	2,919	(2,919)	—	—
Interest rate contracts	2,702	—	—	2,702
Total NJNG	$5,697	$(2,923)	$—	$2,774
As of September 30, 2016:
Derivative assets:
NJRES
Physical commodity contracts	$9,981	$(2,837)	$(755)	$6,389
Financial commodity contracts	24,094	(17,945)	(6,149)	—
Foreign currency contracts	1	(1)	—	—
Total NJRES	$34,076	$(20,783)	$(6,904)	$6,389
NJNG
Physical commodity contracts	$235	$(31)	$—	$204
Financial commodity contracts	880	(880)	—	—
Total NJNG	$1,115	$(911)	$—	$204
Derivative liabilities:
NJRES
Physical commodity contracts	$12,872	$(2,837)	$1,200	$11,235
Financial commodity contracts	45,836	(17,945)	(27,891)	—
Foreign currency contracts	32	(1)	—	31
Total NJRES	$58,740	$(20,783)	$(26,691)	$11,266
NJNG
Physical commodity contracts	$1,154	$(31)	$—	$1,123
Financial commodity contracts	3,365	(880)	(2,485)	—
Interest rate contracts	23,073	—	—	23,073
Total NJNG	$27,592	$(911)	$(2,485)	$24,196

(1)	Derivative assets and liabilities are presented on a gross basis in the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Includes transactions with NAESB netting election, transactions held by FCMs with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

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

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended
		December 31,
Derivatives not designated as hedging instruments:		2016	2015
NJRES:
Physical commodity contracts	Operating revenues	$1,743	$11,874
Physical commodity contracts	Gas purchases	(8,799)	(21,237)
Financial commodity contracts	Gas purchases	(30,611)	41,276
Foreign currency contracts	Gas purchases	(86)	—
Total unrealized and realized (losses) gains		$(37,753)	$31,913

NJRES designated its foreign exchange contracts entered into prior to January 1, 2016, as cash flow hedges and, as a result, changes in fair value of the effective portion of the hedges were recorded in OCI and, upon settlement of the contracts, realized gains and (losses) were reclassified from AOCI to gas purchases on the Unaudited Condensed Consolidated Statements of Operations. The following table reflects the effect of derivative instruments that were designated as cash flow hedges on OCI during the three months ended December 31, 2015:

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
Foreign currency contracts	$(64)	$12

NJNG’s derivative contracts are part of the Company's risk management activities that relate to its natural gas purchases, BGSS incentive programs and debt financing. These transactions are entered into pursuant to regulatory approval. At settlement, the resulting gains and/or losses are payable to or recoverable from utility customers and are deferred in regulatory assets or liabilities resulting in no impact to earnings.

The following table reflects the gains (losses) associated with NJNG's derivative instruments as of:

	Three Months Ended
	December 31,
(Thousands)	2016	2015
NJNG:
Physical commodity contracts	$1,050	$—
Financial commodity contracts	11,178	(5,635)
Interest rate contracts	20,371	2,366
Total unrealized and realized gains (losses)	$32,599	$(3,269)

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG and NJRES had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		December 31, 2016	September 30, 2016
NJNG	Futures	24.3	23.6
	Physical	4.4	9.2
NJRES	Futures	(76.4)	(79.1)
	Options	0.5	1.2
	Physical	70.4	94.6

Not included in the previous table are NJRES' gross notional amount of foreign currency transactions of approximately $3.7 million, NJNG’s treasury lock agreement as previously discussed and 179,000 SRECs at NJRES that are open as of December 31, 2016.

Broker Margin

Generally, exchange-traded futures contracts require posted collateral, referred to as margin, usually in the form of cash. The amount of margin required is comprised of a fixed initial amount based on exchange requirements and a variable amount based on a daily mark-to-market. The Company maintains separate broker margin accounts for NJNG and NJRES. The balances by company, are as follows:

(Thousands)	Balance Sheet Location	December 31, 2016	September 30, 2016
NJNG	Broker margin - Current assets	$—	$4,822
	Broker margin - Current (liabilities)	$(5,294)	$—
NJRES	Broker margin - Current assets	$79,118	$42,822

We are assessing the impact of rulebook changes that became effective in January 2017 at the CME and other exchanges whereby contracts will now be referred to as settled-to-market, rather than collateralized-to-market contracts and may have different balance sheet presentation for the associated variation margin. Presently, variation margin is reported on the Unaudited Condensed Consolidated Balance Sheets as restricted broker margin accounts. The CME rulebook changes may require us to consider variation margin as a single unit of account, as a settlement payment on the derivative, to be reported on the Unaudited Condensed Consolidated Balance Sheets as derivatives, at fair value.

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of December 31, 2016. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and NJRCEV residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$200,025
Noninvestment grade	40,457
Internally rated investment grade	14,769
Internally rated noninvestment grade	23,082
Total	$278,333

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2016 and September 30, 2016, was $2.7 million and $23.1 million, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on December 31, 2016 and September 30, 2016, the Company would have been required to post an additional $2.7 million and $23.1 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

5.	FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and cash equivalents, accounts receivable, current loan receivables, accounts payable, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. Non-current loan receivables are recorded based on what the Company expects to receive, which approximates fair value. The Company regularly evaluates the credit quality and collection profile of its customers to approximate fair value.

The estimated fair value of long-term debt at NJNG and NJR, including current maturities, excluding capital leases and debt issuance costs, is as follows:

(Thousands)	December 31, 2016	September 30, 2016
Carrying value (1)	$1,082,845	$1,082,845
Fair market value	$1,079,431	$1,131,077

(1)	Excludes capital leases of $49 million and $42.2 million as of December 31, 2016 and September 30, 2016, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of December 31, 2016, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2016:
Assets:
Physical commodity contracts	$—	$8,850	$—	$8,850
Financial commodity contracts	45,025	—	—	45,025
Available for sale equity securities - energy industry	64,447	—	—	64,447
Other (1)	33,614	—	—	33,614
Total assets at fair value	$143,086	$8,850	$—	$151,936
Liabilities:
Physical commodity contracts	$—	$7,247	$—	$7,247
Financial commodity contracts	87,567	—	—	87,567
Financial commodity contracts - foreign exchange	—	91	—	91
Interest rate contracts	—	2,702	—	2,702
Total liabilities at fair value	$87,567	$10,040	$—	$97,607
As of September 30, 2016:
Assets:
Physical commodity contracts	$—	$10,216	$—	$10,216
Financial commodity contracts	24,974	—	—	24,974
Financial commodity contracts - foreign exchange	—	1	—	1
Available for sale equity securities - energy industry	55,789	—	—	55,789
Other (1)	35,516	—	—	35,516
Total assets at fair value	$116,279	$10,217	$—	$126,496
Liabilities:
Physical commodity contracts	$—	$14,026	$—	$14,026
Financial commodity contracts	49,201	—	—	49,201
Financial commodity contracts - foreign exchange	—	32	—	32
Interest rate contracts	—	23,073	—	23,073
Total liabilities at fair value	$49,201	$37,131	$—	$86,332

(1)	Includes various money market funds.

6.	INVESTMENTS IN EQUITY METHOD INVESTEES

NJR's investments in equity method investees includes the following as of:

(Thousands)	December 31, 2016	September 30, 2016
Steckman Ridge (1)	$122,431	$123,155
PennEast	22,738	17,993
Total	$145,169	$141,148

(1)
Includes loans with a total outstanding principal balance of $70.4 million for both December 31, 2016 and September 30, 2016. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

NJR, through a subsidiary, NJR Pipeline Company, formed PennEast with five other investors, and plans to construct and operate a 120-mile pipeline that will extend from northeast Pennsylvania to western New Jersey, which is estimated to be in service by the first quarter of fiscal 2019.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJRES and NJNG have entered into storage and park and loan agreements with Steckman Ridge. In addition, NJNG has entered into a precedent capacity agreement with PennEast. See Note 14. Related Party Transactions for more information on these intercompany transactions.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended
	December 31,
(Thousands, except per share amounts)	2016	2015
Net income, as reported	$34,929	$50,282
Basic earnings per share
Weighted average shares of common stock outstanding-basic	86,084	85,675
Basic earnings per common share	$0.41	$0.59
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	86,084	85,675
Incremental shares (1)	771	1,001
Weighted average shares of common stock outstanding-diluted	86,855	86,676
Diluted earnings per common share (2)	$0.40	$0.58

(1)	Incremental shares consist primarily of unvested stock awards and performance shares.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three months ended December 31, 2016 and 2015.

8.	COMMON STOCK EQUITY

Changes in common stock equity during the three months ended December 31, 2016, were as follows:

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2016	86,086	$221,654	$215,580	$(15,155)	$(81,044)	$825,556	$1,166,591
Net income						34,929	34,929
Other comprehensive income				5,832			5,832
Common stock issued:
Incentive plan	200	499	3,779				4,278
Dividend reinvestment plan (1)	139		(883)		5,502		4,619
Cash dividend declared ($.255 per share)						(21,980)	(21,980)
Treasury stock and other	(229)		—		(8,908)		(8,908)
Balance at December 31, 2016	86,196	$222,153	$218,476	$(9,323)	$(84,450)	$838,505	$1,185,361

(1)	The DRP allows NJR, at its option, to use newly issued shares to raise capital. There were no new shares issued through the waiver discount feature during fiscal 2017.

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. In December 2015, NJR registered 5 million shares of NJR common stock for issuance under the DRP. NJR raised $4.6 million and $3.8 million of equity through the DRP, by issuing approximately 139,000 and 127,000 shares of treasury stock, during the three months ended December 31, 2016 and 2015, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects:

(Thousands)	Available for Sale Securities	Cash Flow Hedges		Postemployment Benefit Obligation		Total
Balance at September 30, 2016	$4,198	$—		$(19,353)		$(15,155)
Other comprehensive income, net of tax
Other comprehensive income, before reclassifications, net of tax of $(4,840), $0, $0, $(4,840)	7,042	—		—		7,042
Amounts reclassified from accumulated other comprehensive income, net of tax of $1,054, $0, $(217), $837	(1,527)	—		317	(2)	(1,210)
Net current-period other comprehensive income, net of tax of $(3,786), $0, $(217), $(4,003)	5,515	—		317		5,832
Balance at December 31, 2016	$9,713	$—		$(19,036)		$(9,323)

Balance as of September 30, 2015	$6,385	$—		$(15,779)		$(9,394)
Other comprehensive income (loss), net of tax
Other comprehensive income (loss), before reclassifications, net of tax of ($2,614), $23, $0, ($2,591)	3,701	(41)		—		3,660
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, ($4), ($174), ($178)	—	8	(1)	256	(2)	264
Net current-period other comprehensive income, net of tax of ($2,614), $19, $(174), $(2,769)	3,701	(33)		256		3,924
Balance as of December 31, 2015	$10,086	$(33)		$(15,523)		$(5,470)

(1)	Consists of realized losses related to foreign currency derivatives, which are reclassified to gas purchases on the Unaudited Condensed Consolidated Statements of Operations.

(2)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

9.	DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program, committed unsecured credit facilities and private placement debt shelf facilities.

Credit Facilities

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	December 31, 2016	September 30, 2016	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	September 2020
Notes outstanding at end of period	$284,600	$121,700
Weighted average interest rate at end of period	1.54%	1.43%
Amount available at end of period (2)	$126,010	$288,910
NJNG
Bank revolving credit facilities (1)	$250,000	$250,000	May 2019
Commercial paper outstanding at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Amount available at end of period (4)	$249,269	$249,269

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $14.4 million for both December 31, 2016 and September 30, 2016, which reduces amount available by the same amount.

(3)	Uncommitted credit facilities, which require no commitment fees.

(4)	Letters of credit outstanding total $731,000 for both December 31, 2016 and September 30, 2016, which reduces the amount available by the same amount.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

Long-term Debt

NJNG

In December 2016, the Company decided to call and purchase, in lieu of redemption, three FMBs. As a result, the $10.3 million, 4.5 percent Series II, the $10.5 million, 4.6 percent Series JJ and the $15 million, 4.9 percent Series KK bonds have been reclassified to current maturities of long-term debt on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2016. On January 17, 2017, the Company completed the purchase of the three FMBs.

NJNG received $9.6 million and $7.1 million in December 2016 and 2015, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. During the first quarter of fiscal 2017, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1 million. NJNG did not exercise early purchase options during the first quarter of fiscal 2016.

10.	EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension		OPEB
	Three Months Ended		Three Months Ended
	December 31,		December 31,
(Thousands)	2016	2015	2016	2015
Service cost	$2,087	$1,898	$1,095	$1,130
Interest cost	2,443	2,836	1,386	1,564
Expected return on plan assets	(4,828)	(5,029)	(1,192)	(1,211)
Recognized actuarial loss	2,207	1,820	1,093	819
Prior service cost amortization	27	28	(91)	(91)
Net periodic benefit cost	$1,936	$1,553	$2,291	$2,211

The Company made a discretionary contribution of $30 million during the first quarter of fiscal 2016, to improve the funded status of the pension plans based on then current actuarial assumptions, which included the adoption of the most recent mortality table. The Company does not expect to be required to make additional contributions to fund the pension plans during fiscal 2017 or 2018 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the three months ended December 31, 2016.

11.	INCOME TAXES

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. During the three months ended December 31, 2016 and 2015, based on its analysis, the Company determined there was no need to recognize any liabilities associated with uncertain tax positions.

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

The forecasted effective tax rates for the three months ended December 31, 2016 and 2015, were 8.7 percent and 14.7 percent, respectively. The decreased effective tax rate is due primarily to a decrease in forecasted pre-tax income along with an increase in forecasted tax credits for the fiscal year ended September 30, 2017, compared with the prior fiscal year. Forecasted tax credits, net of deferred taxes, were $34.1 million and $26.8 million for fiscal 2017 and 2016, respectively.

To the extent there are discrete tax items that are not included in the forecasted effective tax rate, the actual effective tax rate will differ from the estimated annual effective tax rate. The Company recognized $1.2 million and $1.6 million during the three months ended December 31, 2016 and 2015, respectively, in excess tax benefits associated with the vesting of share-based awards, as a component of income tax provision in its Unaudited Condensed Consolidated Statements of Operations. Since the tax effects of the awards are treated as a discrete item, NJR’s actual effective tax rate was 5.5 percent and 11.8 percent as of December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Company has federal and state income tax net operating losses of approximately $78.7 million and $323.9 million, respectively, which generally have a life of 20 years. The Company has recorded federal and state deferred tax assets of approximately $27.5 million and $19 million, respectively, on the Unaudited Condensed Consolidated Balance Sheets, reflecting the tax benefits associated with these net operating losses. As of September 30, 2016, the Company had federal and state income tax net operating losses of approximately $78.7 million and $310.6 million, respectively, deferred federal and state tax assets of approximately $27.5 million and $18.2 million, respectively. As of December 31, 2016 and September 30, 2016, the Company recorded a valuation allowance in the amount of $108,000 and $262,000, respectively, because it believes that it is more likely than not that the state net operating losses related to CR&R will expire unused. The Company expects to utilize all of the net operating losses not related to CR&R.

In addition, as of December 31, 2016 and September 30, 2016, the Company had an ITC/PTC carryforward of approximately $79.1 million and $74 million, respectively, which has a life of 20 years. The Company expects to utilize this entire carryforward, which would begin to expire in fiscal 2034.

In December 2015, the Consolidated Appropriations Act extended the 30 percent ITC for solar property that is under construction on or before December 31, 2019. The credit will decline to 26 percent for property under construction during 2020 and to 22 percent for property under construction during 2021. For any property that is under construction before 2022, but not placed in service before 2024 the ITC will be reduced to 10 percent. In addition, the PTC was extended for five years through December 31, 2019, with a gradual three year phase out for any project for which construction of the facility begins after December 31, 2016.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through October 2033, for the supply, storage and transportation of natural gas. These contracts include annual fixed charges of approximately $60.9 million at current contract rates and volumes, which are recoverable through BGSS.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments as of December 31, 2016, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2017	2018	2019	2020	2021	Thereafter
NJRES:
Natural gas purchases	$239,269	$101,247	$51,731	$—	$—	$—
Storage demand fees	25,935	19,079	12,064	9,248	5,914	3,734
Pipeline demand fees	56,144	28,853	6,761	2,931	2,412	1,416
Sub-total NJRES	$321,348	$149,179	$70,556	$12,179	$8,326	$5,150
NJNG:
Natural gas purchases	$75,679	$4,511	$—	$—	$—	$—
Storage demand fees	21,865	25,766	19,864	12,802	7,023	10,535
Pipeline demand fees	39,065	90,931	91,906	90,998	88,295	732,579
Sub-total NJNG	$136,609	$121,208	$111,770	$103,800	$95,318	$743,114
Total (1)	$457,957	$270,387	$182,326	$115,979	$103,644	$748,264

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

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

NJNG may recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In June 2016, the BPU approved NJNG’s December 2015 filing, which requested approval of its MGP expenditures incurred through June 30, 2015, with recovery of $9.4 million annually related to the SBC RA factor with rates effective July 9, 2016. As of December 31, 2016, $20 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $143.9 million to $231.6 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets of $172 million as of September 30, 2016, based on the most likely amount at year end and $168.5 million as of December 31, 2016, which includes adjustments for actual expenditures. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

NJNG will continue to seek recovery of MGP-related costs through the RA. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

General

In February 2015, a natural gas fire and explosion occurred in Stafford Township, New Jersey as a result of a natural gas leak emanating from an underground pipe. There were no fatalities, although several employees of NJNG were injured and several homes were damaged. NJNG notified its insurance carrier and believes that any costs associated with the incident, including

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

attorneys’ fees, property damage and other losses, will be substantially covered by insurance. The Company believes the resolution of any potential claims associated with the incident will not have a material effect on its financial condition, results of operations or cash flows. As of December 31, 2016, NJNG estimates that liabilities associated with claims will range between $600,000 and $3.2 million and has accrued the lower end of the range.

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

Information related to the Company's various business segments and other operations is detailed below:

	Three Months Ended
	December 31,
(Thousands)	2016	2015
Operating revenues
Natural Gas Distribution
External customers	$185,556	$151,606
Clean Energy Ventures
External customers	7,567	7,794
Energy Services
External customers (1)	338,930	276,182
Intercompany	(1,749)	2,511
Subtotal	530,304	438,093
Home Services and Other
External customers	8,975	8,676
Intercompany	1,031	897
Eliminations	718	(3,408)
Total	$541,028	$444,258
Depreciation and amortization
Natural Gas Distribution	$12,030	$11,238
Clean Energy Ventures	7,041	5,110
Energy Services	16	23
Midstream	1	1
Subtotal	19,088	16,372
Home Services and Other	221	227
Eliminations	(49)	(117)
Total	$19,260	$16,482
Interest income (2)
Natural Gas Distribution	$75	$68
Energy Services	—	72
Midstream	462	264
Subtotal	537	404
Home Services and Other	121	37
Eliminations	(583)	(371)
Total	$75	$70

(1)	Includes sales to Canada, which accounted for 1.9 and 3.5 percent of total operating revenues during the three months ended December 31, 2016 and 2015.

(2)	Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	December 31,
(Thousands)	2016	2015
Interest expense, net of capitalized interest
Natural Gas Distribution	$6,824	$4,588
Clean Energy Ventures	3,324	2,053
Energy Services	571	208
Midstream	56	42
Subtotal	10,775	6,891
Home Services and Other	74	—
Eliminations	(234)	(114)
Total	$10,615	$6,777
Income tax provision (benefit)
Natural Gas Distribution	$14,887	$13,507
Clean Energy Ventures	(11,887)	(11,734)
Energy Services	(3,176)	4,905
Midstream	1,649	1,640
Subtotal	1,473	8,318
Home Services and Other	(245)	(1,130)
Eliminations	790	(466)
Total	$2,018	$6,722
Equity in earnings of affiliates
Midstream	$3,331	$3,545
Eliminations	(1,020)	(1,139)
Total	$2,311	$2,406
Net financial earnings
Natural Gas Distribution	$30,348	$30,926
Clean Energy Ventures	2,842	7,652
Energy Services	3,487	10,304
Midstream	2,387	2,344
Subtotal	39,064	51,226
Home Services and Other	1,542	259
Eliminations	(223)	(218)
Total	$40,383	$51,267
Capital expenditures
Natural Gas Distribution	$38,855	$49,040
Clean Energy Ventures	46,785	45,006
Subtotal	85,640	94,046
Home Services and Other	171	797
Total	$85,811	$94,843
Investments in equity investees
Midstream	$4,636	$2,846
Total	$4,636	$2,846

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended
	December 31,
(Thousands)	2016	2015
Net financial earnings	$40,383	$51,267
Less:
Unrealized loss (gain) on derivative instruments and related transactions	28,302	(1,135)
Tax effect	(9,757)	413
Effects of economic hedging related to natural gas inventory	(17,939)	3,813
Tax effect	6,204	(1,385)
Net income to NFE tax adjustment	(1,356)	(721)
Net income	$34,929	$50,282

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	December 31, 2016	September 30, 2016
Assets at end of period:
Natural Gas Distribution	$2,554,928	$2,517,401
Clean Energy Ventures	677,978	665,696
Energy Services	470,282	327,626
Midstream	201,128	186,259
Subtotal	3,904,316	3,696,982
Home Services and Other	132,427	109,487
Intercompany assets (1)	(87,237)	(87,899)
Total	$3,949,506	$3,718,570

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	RELATED PARTY TRANSACTIONS

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

NJRES may periodically enter into storage or park and loan agreements with its affiliated FERC-regulated natural gas storage facility, Steckman Ridge. As of December 31, 2016, NJRES has entered into storage and park and loan transactions with Steckman Ridge for varying terms, all of which expire by October 2020.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended
	December 31,
(Thousands)	2016	2015
NJNG	$1,410	$1,389
NJRES	701	685
Total	$2,111	$2,074

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	December 31, 2016	September 30, 2016
NJNG	$778	$775
NJRES	377	375
Total	$1,155	$1,150

NJNG and NJRES have entered into various asset management agreements, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to NJRES. NJNG retains the right to purchase market priced gas or fixed price storage gas from NJRES. As of December 31, 2016, NJNG and NJRES had three asset management agreements with expiration dates ranging from March 2017 through March 2018.

NJNG has entered into a 15 year transportation precedent agreement for committed capacity of 180,000 Dths per day with PennEast, which is estimated to be in service by the first quarter of fiscal 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Critical Accounting Policies

A summary of our critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2016. Our critical accounting policies have not changed from those reported in the 2016 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies for discussion of recently issued accounting standards.

Management's Overview

Consolidated

NJR is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in the United States and Canada, through its subsidiaries NJNG and NJRES. In addition, we invest in clean energy projects, midstream assets and provide various repair, sales and installations services. A more detailed description of our organizational structure can be found in Item 1. Business of our 2016 Annual Report on Form 10-K.

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

Net income (loss) by business segment and operations are as follows:

	Three Months Ended
	December 31,
(Thousands)	2016		2015
Net Income (Loss)
Natural Gas Distribution	$30,348	87%	$30,926	61%
Clean Energy Ventures	4,198	12	8,373	17
Energy Services	(4,790)	(14)	9,396	18
Midstream	2,387	7	2,344	5
Home Services and Other	1,542	4	259	1
Eliminations (1)	1,244	4	(1,016)	(2)
Total	$34,929	100%	$50,282	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in net income during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, was driven primarily by unrealized derivative losses and higher O&M at NJRES, as well as increased operating and interest expense at NJRCEV. The decreases were partially offset by an increase at Home Services and Other due primarily to the sale of available-for-sale securities at CR&R, which resulted in a pre-tax gain. The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Assets by business segment and operations are as follows:

(Thousands)	December 31, 2016		September 30, 2016
Assets
Natural Gas Distribution	$2,554,928	65%	$2,517,401	68%
Clean Energy Ventures	677,978	17	665,696	18
Energy Services	470,282	12	327,626	9
Midstream	201,128	5	186,259	5
Home Services and Other	132,427	3	109,487	3
Intercompany assets (1)	(87,237)	(2)	(87,899)	(3)
Total	$3,949,506	100%	$3,718,570	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets during the three months ended December 31, 2016, was due primarily to increases in accounts receivable, broker margin and gas in storage at NJRES, as well as additional utility plant expenditures at NJNG.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. The following is a reconciliation of consolidated net (loss) income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended
	December 31,
($ in Thousands)	2016	2015
Net income	$34,929	$50,282
Add:
Unrealized loss (gain) on derivative instruments and related transactions	28,302	(1,135)
Tax effect	(9,757)	413
Effects of economic hedging related to natural gas inventory	(17,939)	3,813
Tax effect	6,204	(1,385)
NFE tax adjustment	(1,356)	(721)
Net financial earnings	$40,383	$51,267
Basic earnings per share	$0.41	$0.59
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.33	(0.01)
Tax effect	(0.11)	0.01
Effects of economic hedging related to natural gas inventory	(0.21)	0.04
Tax effect	0.07	(0.02)
NFE tax adjustment	(0.02)	(0.01)
Basic NFE per share	$0.47	$0.60

(1)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NFE by business segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended
	December 31,
($ in Thousands)	2016		2015
Net Financial Earnings
Natural Gas Distribution	$30,348	75%	$30,926	59%
Clean Energy Ventures	2,842	7	7,652	15
Energy Services	3,487	9	10,304	20
Midstream	2,387	6	2,344	5
Home Services and Other	1,542	4	259	1
Eliminations (1)	(223)	(1)	(218)	—
Total	$40,383	100%	$51,267	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in NFE during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, was due primarily to a decrease at NJRES due to lower financial margin, partially offset by the related decrease in income tax expense, as well as a decrease at NJRCEV related primarily to increased operating and interest expense. The decreases were partially offset by an increase at Home Services and Other due primarily to the sale of available-for-sale securities as previously discussed.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey to approximately 525,500 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. These risks include, but are not limited to, adverse economic conditions, customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

NJNG's operations are managed with the goal of providing safe and reliable service, growing its customer base, diversifying its gross margin, promoting clean energy programs and mitigating the risks discussed above through several key initiatives, including:

•
earning a reasonable rate of return on the investments in its natural gas distribution and transmission businesses, as well as timely recovery of all prudently incurred costs to provide safe and reliable service throughout NJNG's territory:

•	continuing to invest in the safety and integrity of its infrastructure;

•	managing its customer growth rate, which NJNG expects will be approximately 1.6 percent annually through fiscal 2019;

•	maintaining a collaborative relationship with the BPU on regulatory initiatives, including:

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

Base Rate Case

In September 2016, the BPU approved NJNG's base rate case, effective October 1, 2016, which included the following:

•
an increase in base rates in the amount of $45 million. The base rate increase includes a return on common equity of 9.75 percent, a common equity ratio of 52.5 percent and an increase in the overall depreciation rate from 2.34 percent to 2.4 percent;

•
the five-year extension of SAFE II and estimated cost, excluding AFUDC, is approximately $200 million and related costs to be recovered on an accelerated basis are approximately $157.5 million. The remaining $42.5 million in capital expenditures will be requested for recovery in a future base rate case. As a condition of the extension approval, NJNG is required to file a base rate case no later than November 2019;

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

Below is a summary of NJNG's capital expenditures, including accruals, for the three months ended December 31, 2016, and estimates of expected investments for fiscal 2017 and 2018:

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory oversight, environmental regulations, unforeseen events and the ability to access capital.

SAFE and NJ RISE

NJNG continues to implement BPU-approved infrastructure projects that are designed to enhance the reliability and integrity of NJNG's gas distribution system.

The BPU approved recovery of SAFE I capital investments through September 30, 2016, and approved the extension of SAFE II for an additional five years to replace the remaining unprotected steel mains and services from its natural gas distribution system at an estimated cost of approximately $200 million, excluding AFUDC. The cost recovery methodology for the $157.5 million associated with the extension of SAFE II was approved in NJNG’s new base rates. The remaining $42.5 million in capital expenditures will be requested for recovery in a future base rate case.

The BPU approved the recovery of NJNG's NJ RISE capital infrastructure program, which consists of six capital investment projects estimated to cost $102.5 million, excluding AFUDC, for gas distribution storm hardening and mitigation projects, along with associated depreciation expense. These system enhancements are intended to minimize service impacts during extreme weather events to customers that live in the most storm prone areas of NJNG's service territory. Recovery of NJ RISE investments through June 30, 2016, is included in NJNG’s base rates.

Requests for recovery of future NJ RISE and SAFE II capital investment costs will be in conjunction, commencing with the rate recovery filing to be submitted in March 2017 with a weighted cost of capital of 6.9 percent including a return on equity of 9.75 percent.

Southern Reliability Link

The SRL is an approximate 30-mile, 30-inch transmission main designed to support improved system reliability and integrity in the southern portion of NJNG's service territory, estimated to cost between $175 million and $180 million. In January 2016, the BPU issued an order approving NJNG's proposed SRL pipeline installation, operation and route selection, as modified by NJNG, including specific requirements regarding permitting, safety and integrity assessment. In March 2016, the BPU issued an order designating the SRL route and exempting the SRL from municipal land use ordinances, regulations, permits and license requirements. The two BPU orders have been appealed by third parties. As construction has not yet commenced, rate treatment for SRL was not included in NJNG’s new base rates. NJNG expects to request rate treatment in a future rate proceeding.

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

NJNG's total customers include the following:

	December 31, 2016	December 31, 2015
Firm customers
Residential	451,587	441,464
Commercial, industrial & other	27,995	27,240
Residential transport	35,698	37,352
Commercial transport	10,149	10,184
Total firm customers	525,429	516,240
Other	64	62
Total customers	525,493	516,302

During the three months ended December 31, 2016 and 2015, respectively, NJNG added 1,866 and 2,046 new customers and converted 196 and 77 existing customers to natural gas heat and other services. This customer growth, as well as commercial customers who switched from interruptible to firm natural gas service, will contribute approximately $1.3 million annually to utility gross margin.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In addition, NJNG currently expects to add approximately 24,000 to 27,000 new customers during the three-year period of fiscal 2017 to 2019. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 53 percent of the growth will come from new construction markets and 47 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG's base rates by approximately $5 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Operating Results section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations that follows for a definition and further discussion of utility gross margin.

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

Since inception, the BPU has approved total SAVEGREEN investments of approximately $219.3 million, of which $140.3 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $20 million. In June 2016, the BPU approved NJNG's extension of SAVEGREEN through December 31, 2018. On October 31, 2016, the BPU approved NJNG’s filing to maintain the existing SAVEGREEN recovery rate. The recovery includes a weighted average cost of capital that ranges from 6.69 percent, with a return on equity of 9.75 percent, to 7.76 percent, with a return on equity of 10.3 percent.

Conservation Incentive Program

The CIP facilitates normalizing NJNG's utility gross margin for variances not only due to weather but also for other factors affecting customer usage, such as conservation and energy efficiency. Recovery of utility gross margin for the non-weather variance through the CIP is limited to the amount of certain gas supply cost savings achieved and is subject to an annual earnings test. An annual review of the CIP must be filed by June 1, coincident with NJNG's annual BGSS filing, during which NJNG can request rate changes to the CIP. In May 2014, the BPU approved the continuation of the CIP program with no expiration date; however, it is subject to review in the 2017 rate filing. In June 2016, NJNG filed a petition with the BPU to increase its CIP rates effective October 1, 2016, resulting in an 8.2 percent increase to the average residential heat customer’s bill.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended
	December 31,
(Thousands)	2016	2015
Weather (1)	$2,985	$18,162
Usage	(125)	4,292
Total	$2,860	$22,454

(1)	Compared with the CIP 20-year average, weather was 6 percent and 33.6 percent warmer-than-normal during the three months ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, NJNG has $28.7 million in regulatory assets related to CIP to be collected from customers in future periods on the Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2016, NJNG had $37 million in regulatory assets related to CIP to be collected from customers in future periods on the Unaudited Condensed Consolidated Balance Sheets.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The graph below, which illustrates the daily natural gas prices,(1) shows the change in natural gas commodity prices for the three months ended December 31, 2016 and 2015 in the Northeast market region, also known as Tetco M-3:
(1) Data source from Platts, a division of McGraw Hill Financial.

The maximum daily price at Tetco M-3 was $8.71 and $1.88 and the minimum daily price was $0.36 and $0.74 for the three months ended December 31, 2016 and 2015, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BGSS

Recovery of natural gas costs

NJNG's cost of natural gas is passed through to our customers, without markup, by applying NJNG's authorized BGSS rate to actual therms delivered. There is no utility gross margin associated with BGSS costs; therefore, changes in such costs do not impact NJNG's earnings. NJNG monitors its actual gas costs in comparison to its rates to manage its cash flows associated with its allowed recovery of natural gas costs, which is facilitated through BPU-approved deferred accounting and the BGSS pricing mechanism. Accordingly, NJNG occasionally adjusts its periodic BGSS rates or can issue credits or refunds, as appropriate, for its residential and small commercial customers when the commodity cost varies from the existing BGSS rate. BGSS rates for its large commercial customers are adjusted monthly based on NYMEX prices.

In June 2016, NJNG filed a petition to decrease its BGSS rate for residential and small commercial customers effective October 1, 2016, resulting in a 5.5 percent decrease to the average residential heat customer’s bill. When combined with the proposed CIP increase, the impact of these rate changes would result in an approximate 2.7 percent increase to the average residential heat customer's bill. This petition included proposed bill credits to be issued during the months of November 2016 through February 2017, as a result of a decline in the wholesale price of natural gas. In September 2016, NJNG notified the BPU that the estimated bill credits will be approximately $48 million. Approximately $19.3 million and $19.6 million in bill credits were issued as of December 31, 2016 and 2015, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of its natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Should performance of the existing incentives or market conditions warrant, NJNG is permitted to propose a process to re-evaluate and discuss alternative incentive programs annually. Utility gross margin from incentive programs was $3.8 million and $4.5 million during the three months ended December 31, 2016 and 2015, respectively. A more detailed discussion of the impacts to utility gross margin can be found in the Natural Gas Distribution Operating Results section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Due to the capital-intensive nature of NJNG's operations, significant changes in interest rates can impact NJNG's results. NJNG entered into a treasury lock transaction to fix a benchmark treasury rate associated with debt issuance expected in May 2018. The fair value of NJNG's treasury lock agreement is recorded as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets since the Company believes that the market value upon settlement will be reflected in future rates. Upon settlement, any gain or loss will be amortized in earnings over the life of the future debt issuance.

A more detailed discussion of NJNG's debt can be found in the Liquidity and Capital Resources and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Societal Benefits Charge

USF

On September 23, 2016, the BPU approved NJNG's annual USF compliance filing proposing to increase the statewide USF rate, resulting in a .2 percent increase to the average residential heat customer’s bill, effective October 1, 2016.

Environmental Remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs quarterly and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $168.5 million as of December 31, 2016, a decrease of $3.5 million, compared with September 30, 2016.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

NJNG's operating results are as follows:

	Three Months Ended
	December 31,
(Thousands)	2016	2015
Operating revenues	$185,556	$151,606
Less:
Gas purchases (1)	64,186	45,243
Energy and other taxes	12,149	8,162
Regulatory rider expense	12,601	9,628
Operation and maintenance	33,218	29,628
Depreciation and amortization	12,030	11,238
Operating income	51,372	47,707
Other income, net	687	1,314
Interest expense, net of capitalized interest	6,824	4,588
Income tax provision	14,887	13,507
Net income	$30,348	$30,926

(1)
Includes related party transactions of approximately $2.9 million and $1.4 million for the three months ended December 31, 2016 and 2015, respectively, a portion of which is eliminated in consolidation.

Operating Revenues and Gas Purchases

Operating revenues increased by 22.4 percent and gas purchases increased 41.9 percent during the three months ended December 31, 2016, compared with the three months ended December 31, 2015. The factors contributing to the increases (decreases) in operating revenues and gas purchases are as follows:

	Three Months Ended
	December 31,
	2016 v. 2015
(Millions)	Operating revenues	Gas purchases
Firm sales	$42.5	$19.4
Base rate impact	8.1	—
Off-system sales	5.2	5.2
CIP adjustments	(19.6)	—
Average BGSS rates (1)	(6.5)	(6.1)
Other (2)	4.3	0.4
Total increase	$34.0	$18.9

(1)	Operating revenues includes an increase in sales tax of $(400,000) during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, respectively.

(2)	Other includes changes in rider rates, including those related to NJCEP and other programs.

The increases in operating revenues and gas purchases was due primarily to:

•	increased firm sales due primarily to higher usage related to weather being 38.1 percent colder;

•	higher off-system sales due primarily to a 49.9 percent increase in the average price of gas sold, partially offset by a 17.7 percent reduction in volumes; partially offset by

•	a decrease in CIP due primarily to weather, as well as changes in the CIP as a result of the settlement of the base rate case.

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

Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure, to NJNG's utility gross margin is as follows:

	Three Months Ended
	December 31,
(Thousands)	2016	2015
Operating revenues	$185,556	$151,606
Less:
Gas purchases	64,186	45,243
Energy and other taxes	10,882	6,908
Regulatory rider expense	12,601	9,628
Utility gross margin	$97,887	$89,827

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

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended
	December 31,
	2016		2015
($ in thousands)	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$62,498	12.6	$55,076	8.9
Commercial, industrial and other	13,696	2.4	13,279	1.7
Firm transportation	16,285	4.5	15,547	3.4
Total utility firm gross margin/throughput	92,479	19.5	83,902	14.0
BGSS incentive programs	3,784	43.6	4,535	55.9
Interruptible/off-tariff agreements	1,624	13.3	1,390	16.0
Total utility gross margin/throughput	$97,887	76.4	$89,827	85.9

Utility Firm Gross Margin

The increase of $8.6 million during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, was due primarily to the base rate increase of $7.5 million and customer growth of $1.1 million.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

BGSS Incentive Programs

The decrease of $751,000 during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, was due primarily to a decrease in the value of capacity as well as decreased margins in the storage incentive program due primarily to the timing of storage injections.

Operation and Maintenance Expense

The factors contributing to the increases in O&M expense is as follows:

Three Months Ended
December 31,
(Thousands)	2016 v. 2015
Compensation and benefits	$1,294
Shared corporate costs	1,191
Base rate impact	745
Other	360
Total increase	$3,590

The increase in O&M expense during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, was due primarily to:

•
increased compensation costs due primarily to increases in headcount, incentives, as well as the timing of capitalized labor, healthcare premiums and increased pension/OPEB benefit costs related to changes in actuarial assumptions, partially offset by implementation of the spot rate method to measure interest and service cost components;

•	increased shared corporate costs resulting primarily from increases in headcount, incentives and healthcare premiums; and

•	an increase due to the amortization of regulatory assets resulting from the settlement of the base rate case.

Depreciation Expense

Depreciation expense increased $792,000 during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, as a result of additional utility plant being placed into service, as well as an increase in the overall depreciation rate from 2.34 percent to 2.4 percent resulting from the settlement of the base rate case.

Operating Income

Operating income increased $3.7 million during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, due primarily to the increase in total utility gross margin of $8.1 million, partially offset by the increases in O&M and depreciation as previously discussed.

Income Tax Provision

Income tax provision increased $1.4 million during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, due primarily to an increase in actual pre-tax income, as well as an increase in the forecasted effective tax rate resulting from an increase in forecasted pre-tax income.

Net Income

Net income remained relatively flat during the three months ended December 31, 2016, compared with the three months ended December 31, 2015. The changes include the increase in operating income and tax provision, as previously discussed, along with a decrease in other income related to AFUDC interest earned on infrastructure projects and an increase in interest expense associated with higher long-term debt outstanding.

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

Solar

Since its inception, Clean Energy Ventures has placed a total of 152.5 MW of solar capacity into service and as of December 31, 2016, had 3.9 MW under construction. We estimate total solar-related capital expenditures for ITC eligible projects during fiscal 2017 to be between $90 million and $110 million. There were no commercial projects placed into service during the three months ended December 31, 2016 or 2015.

As part of its solar investment portfolio, NJRCEV operates a residential solar program, The Sunlight Advantage®, that provides qualifying homeowners the opportunity to have a solar system installed at their home with no installation or maintenance expenses. NJRCEV owns, operates and maintains the system over the life of the contract in exchange for monthly lease payments. NJRCEV's residential solar leasing program installed approximately 2.8 MW of capacity on 314 homes, and .7 MW of capacity on 84 homes during the three months ended December 31, 2016 and 2015, respectively.

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

Onshore Wind

Clean Energy Ventures invests in small to mid-size onshore wind projects that fit its investment profile and has a total of 126.6 MW of wind capacity as of December 31, 2016. The wind projects are eligible for PTCs for a 10-year period following commencement of operations and have PPAs of various terms in place, which typically govern the sale of energy, capacity and/or renewable energy credits. A $88.9 million, 39.9 MW wind project in Somerset County, Pennsylvania was completed in December 2016.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

The financial results of NJRCEV are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2016	2015
Operating revenues	$7,567	$7,794
Less:
Operation and maintenance	4,404	3,857
Depreciation and amortization	7,041	5,110
Other taxes	415	253
Operating (loss)	(4,293)	(1,426)
Other (expense) income, net	(72)	118
Interest expense, net	3,324	2,053
Income tax (benefit)	(11,887)	(11,734)
Net income	$4,198	$8,373

Operating Revenues

Operating revenues consist of the following:
Operating revenues remained relatively flat during the three months ended December 31, 2016, compared with the three months ended December 31, 2015. SREC sales decreased due to the timing of the delivery of the SRECs, which was partially offset by increased electricity sales due primarily to additional wind generation.

SREC activity consisted of the following:

	Three Months Ended
	December 31,
	2016	2015
Beginning balance as of October 1,	24,135	33,203
SRECs generated	41,443	35,014
SRECs delivered	(10,319)	(21,182)
Ending balance as of December 31,	55,259	47,035

During the three months ended December 31, 2016, SRECs generated increased 18.4 percent, compared with the three months ended December 31, 2015. The average SREC sales price was $241 and $217 during the three months ended December 31, 2016, and 2015, respectively.

The following table reflects the hedged percentage of SREC inventory and projected SREC production related to its in-service commercial and residential assets:

Fiscal Year	Percent of SRECs Hedged
2017	92%
2018	72%

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

Operation and Maintenance Expense

O&M expense increased $547,000 during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, due primarily to additional maintenance and administrative costs associated with wind and solar projects placed in service.

Depreciation Expense

Depreciation expense increased $1.9 million during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, as a result of increases in solar and wind capital additions.

Income Tax (Benefit)

Our effective tax rate is significantly impacted by the amount of tax credits forecast to be earned during the fiscal year. GAAP requires us to estimate our annual effective tax rate and use this rate to calculate its year-to-date tax provision. Based on NJRCEV’s forecast of solar projects to be completed and wind production during the fiscal year, our estimated annual effective tax rate for fiscal 2017 is 8.7 percent and $7.4 million related to tax credits, net of deferred taxes, were recognized during the three months ended December 31, 2016. The annual effective tax rate as of December 31, 2015, was 14.7 percent and $10.1 million related to tax credits, net of deferred taxes, were recognized during the three months ended December 31, 2015.

Net Income

Net income decreased $4.2 million, during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, due primarily to increased costs related to depreciation and O&M as discussed above, an increase in interest expense due to higher debt associated with capital expenditures and the decreases in the income tax benefit and SREC sales described above.

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

Accordingly, for NFE purposes, the annual estimated effective tax rate for fiscal 2017 is 14.7 percent and $7.1 million of tax credits, net of deferred taxes, were recognized during the three months ended December 31, 2016. During the three months ended December 31, 2015, the annual estimated effective tax rate for fiscal 2016 was 16.4 percent and $9.6 million of tax credits, net of deferred taxes, were recognized during the three months ended December 31, 2015.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of NJRCEV's net income, the most directly comparable GAAP financial measure to NFE is as follows:

	Three Months Ended
	December 31,
(Thousands)	2016	2015
Net income	$4,198	$8,373
Add:
Net income to NFE tax adjustment	(1,356)	(721)
Net financial earnings	$2,842	$7,652

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

NJRES' financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2016	2015
Operating revenues (1)	$337,181	$278,693
Less:
Gas purchases (including demand charges (2)(3))	339,087	260,239
Operation and maintenance	5,018	3,757
Depreciation and amortization	16	23
Other taxes	455	237
Operating (loss) income	(7,395)	14,437
Other income	—	72
Interest expense, net	571	208
Income tax (benefit) provision	(3,176)	4,905
Net (loss) income	$(4,790)	$9,396

(1)	Includes related party transactions of approximately $1.7 million and $2.5 million for the three months ended December 31, 2016 and 2015, respectively, which is eliminated in consolidation.

(2)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to ten years.

(3)
Includes related party transactions of approximately $1.2 million and $6.2 million for the three months ended December 31, 2016 and 2015, respectively, a portion of which are eliminated in consolidation.

NJRES' portfolio of financial derivative instruments are composed of:

	Three Months Ended
	December 31,
(in Bcf)	2016	2015
Net short futures contracts	76.4	120.8
Net long options	0.5	5.8

Operating Revenues and Gas Purchases

Operating revenues increased $58.5 million and gas purchases increased $78.8 million during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, due primarily to an approximate 31.3 percent increase in average gas prices and an increase of $33 million in unrealized losses on derivative instruments, partially offset by a 4.9 percent decrease in sales volumes and an increase of $21.8 million related to changes in the economic hedging of natural gas inventory.

Future results at NJRES are contingent upon natural gas market price volatility driven by variations in both the supply and demand balances caused by weather and other factors. As a result, variations in weather patterns in the key market areas served may affect earnings during the fiscal year. Changes in market fundamentals such as an increase in supply and decrease in demand due to milder temperatures, and reduced volatility can negatively impact NJRES' earnings. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Natural Gas Distribution Segment for Tetco M-3 Daily Prices, which illustrates the daily natural gas prices in the Northeast market region.

Operation and Maintenance Expense

O&M expense increased $1.3 million during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, due primarily to increases in compensation and shared corporate costs.

Net Income

Net income decreased $14.2 million during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, due primarily to lower gross margin and higher O&M as discussed above, partially offset by the related decrease in income tax expense.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Non-GAAP Financial Measures

Management uses financial margin and NFE, non-GAAP financial measures, when evaluating the operating results of NJRES. Financial margin and NFE are based on removing timing differences associated with certain derivative instruments, as discussed above. Management views these measures as representative of the overall expected economic result and uses these measures to compare NJRES' results against established benchmarks and earnings targets as these measures eliminate the impact of volatility on GAAP earnings as a result of timing differences associated with the settlement of derivative instruments. To the extent that there are unanticipated impacts from changes in the market value related to the effectiveness of economic hedges, NJRES' actual non-GAAP results can differ from the results anticipated at the outset of the transaction. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

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

Financial Margin

The following table is a computation of NJRES' financial margin:

	Three Months Ended
	December 31,
(Thousands)	2016	2015
Operating revenues	$337,181	$278,693
Less: Gas purchases	339,087	260,239
Add:
Unrealized loss (gain) on derivative instruments and related transactions (1)	30,592	(2,387)
Effects of economic hedging related to natural gas inventory (2)	(17,939)	3,813
Financial margin	$10,747	$19,880

(1)
Includes unrealized (gains) related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $2.3 million and $1.3 million for the three months ended December 31, 2016 and 2015, respectively.

(2)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

A reconciliation of operating income, the closest GAAP financial measure, to NJRES' financial margin is as follows:

	Three Months Ended
	December 31,
(Thousands)	2016	2015
Operating (loss) income	$(7,395)	$14,437
Add:
Operation and maintenance	5,018	3,757
Depreciation and amortization	16	23
Other taxes	455	237
Subtotal	(1,906)	18,454
Add:
Unrealized loss (gain) on derivative instruments and related transactions	30,592	(2,387)
Effects of economic hedging related to natural gas inventory	(17,939)	3,813
Financial margin	$10,747	$19,880

Financial margin decreased $9.1 million during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, due primarily to fewer market opportunities related to transportation assets and timing of certain transactions related to storage withdrawals.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net Financial Earnings

A reconciliation of NJRES' net (loss) income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended
	December 31,
(Thousands)	2016	2015
Net (loss) income	$(4,790)	$9,396
Add:
Unrealized loss (gain) on derivative instruments and related transactions	30,592	(2,387)
Tax effect (1)	(10,580)	867
Effects of economic hedging related to natural gas inventory	(17,939)	3,813
Tax effect	6,204	(1,385)
Net financial earnings	$3,487	$10,304

(1)
Includes taxes related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $823,000 and $(454,000) for the three months ended December 31, 2016 and 2015, respectively.

NFE decreased $6.8 million during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, due primarily to lower financial margin, partially offset by the related decrease in income tax expense as previously discussed.

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

Midstream Segment

Overview

Our Midstream segment invests in natural gas assets, such as natural gas transportation and storage facilities. We believe that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide a growth opportunity for us. To that end, we have a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates and a 20 percent ownership interest in PennEast, a natural gas pipeline, which we estimate will be completed and operational by the the first quarter of fiscal 2019. As of December 31, 2016, our net investments in Steckman Ridge and PennEast were $122.4 million and $22.7 million, respectively.

Operating Results

The financial results of our Midstream segment are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2016	2015
Equity in earnings of affiliates	$3,331	$3,545
Other income, net	$917	$632
Income tax provision	$1,649	$1,640
Net income	$2,387	$2,344

Equity in earnings of affiliates decreased $214,000 during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, due primarily to a decrease in net income at Steckman Ridge related to increases in consulting, equipment repairs and interest expense, partially offset by increased storage service revenue.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Other income increased $285,000 for the three months ended December 31, 2016, compared with the three months ended December 31, 2015, due to increased dividend income from the DM Common Units.

Net income remained relatively flat during the three months ended December 31, 2016, compared with the three months ended December 31, 2015.

Home Services and Other Operations

Overview

The financial results of Home Services and Other consist primarily of the operating results of NJRHS and CR&R. NJRHS provides service, sales and installation of appliances to approximately 113,000 service contract customers and has been focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its building and undeveloped land. Home Services and Other also includes organizational expenses incurred at NJR. NJR Energy, a subsidiary of CR&R, which invested in other energy-related ventures, was dissolved on November 28, 2016, and all assets were moved to CR&R during the first quarter of fiscal 2017.

Operating Results

The consolidated financial results of Home Services and Other are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2016	2015
Operating revenues	$10,006	$9,573
Operation and maintenance	$10,164	$9,393
Energy and other taxes	$1,076	$983
Other income, net	$2,827	$159
Income tax benefit	$(245)	$(1,130)
Net income	$1,542	$259

Operating revenue increased $433,000 during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, due primarily to increased installations at NJRHS related to colder weather and increased marketing promotions.

O&M expense increased $771,000 during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, due primarily to increased labor costs resulting from higher headcount and incentives as well as increased healthcare premiums.

The income tax benefit decreased $885,000 during the three months ended December 31, 2016, compared with the three months ended December 31, 2015 due to increased pre-tax income due primarily to the sale of available-for-sale securities, which resulted in a pre-tax gain of $2.6 million, which is included in other income.

Net income increased $1.3 million during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, due primarily to the increase in other income, as well as the increase in operating revenue, partially offset by the increase in O&M as discussed above.

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Our consolidated capital structure was as follows:

	December 31, 2016	September 30, 2016
Common stock equity	46%	48%
Long-term debt	39	44
Short-term debt	15	8
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. On December 14, 2015, we registered an additional 5 million shares of our common stock for issuance under the DRP. We raised $4.6 million and $3.8 million of equity through the DRP, by issuing approximately 139,000 and 127,000 shares of treasury stock, during the three months ended December 31, 2016 and 2015, respectively.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of December 31, 2016, we have repurchased a total of approximately 17 million of those shares and may repurchase an additional 2.4 million shares under the approved program. There were 105,000 and 34,700 shares repurchased during the three months ended December 31, 2016 and 2015, respectively.

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

We believe that as of December 31, 2016, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

Short-Term Debt

We use our short-term borrowings primarily to finance NJRES' short-term liquidity needs, Midstream segment's PennEast contributions, share repurchases and, on an initial basis, NJRCEV's investments. NJRES' use of high volume storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

As of December 31, 2016, NJR had a revolving credit facility totaling $425 million, as described below, with $126 million available under the facility.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of December 31, 2016, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $249.3 million.

Due to the seasonal nature of natural gas prices and demand and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in November and December.

Short-term borrowings were as follows:

Three Months Ended
(Thousands)	December 31, 2016
NJR
Notes Payable to banks:
Balance at end of period	$284,600
Weighted average interest rate at end of period	1.54%
Average balance for the period	$201,164
Weighted average interest rate for average balance	1.47%
Month end maximum for the period	$284,600

NJR

As noted above, based on its average borrowings during the three months ended December 31, 2016, NJR's average interest rate was 1.47 percent, resulting in interest expense of $751,000.

As of December 31, 2016, NJR had seven letters of credit outstanding totaling $14.4 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

NJNG had no outstanding short-term borrowings during the three months ended December 31, 2016.

As of December 31, 2016, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

Long-Term Debt

NJR

As of December 31, 2016, NJR has the following outstanding:

•$50 million of 6.05 percent senior notes due September 2017;

•$25 million of 2.51 percent senior notes due September 15, 2018;

•$50 million of 3.25 percent senior notes due September 2022;

•$100 million of 3.48 percent senior notes due November 7, 2024;

•$50 million of 3.2 percent senior notes due August 18, 2023; and

•$100 million of 3.54 percent senior notes due August 18, 2026.

NJR had an unsecured, uncommitted $100 million private placement shelf note agreement that expired September 26, 2016, and was not renewed. There were no notes outstanding under the expired facility.

Neither NJNG nor its assets are obligated or pledged to support NJR's long-term debt.

NJNG

As of December 31, 2016, NJNG's long-term debt consisted of $575 million in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2018 to 2046, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $37 million in capital leases with various maturities ranging from 2017 to 2025.

In December 2016, the Company decided to call and purchase, in lieu of redemption, three FMBs. As a result, the $10.3 million, 4.5 percent Series II, the $10.5 million, 4.6 percent Series JJ and the $15 million, 4.9 percent Series KK bonds have been reclassified to current maturities of long-term debt on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2016. On January 17, 2017, the Company completed the purchase of the three FMBs.

NJR is not obligated directly or contingently with respect to the NJNG notes or the FMBs.

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

In addition, the FMBs issued by NJNG under the Mortgage Indenture are subject to certain default provisions. Events of Default, as defined in the Mortgage Indenture, consist mainly of:

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

Upon the occurrence and continuance of such an Event of Default, the Mortgage Indenture, subject to any provisions of law applicable thereto, provides that the Trustee may take possession and conduct the business of NJNG, may sell the trust estate, or proceed to foreclose the lien of the Mortgage Indenture. The interest rate on defaulted principal and interest, to the extent permitted by law, on the FMBs issued under the Mortgage Indenture is the rate stated in the applicable supplement or, if no such rate is stated, six percent per annum.

Sale-Leaseback

NJNG received $9.6 million and $7.1 million in December 2016 and 2015, respectively, in connection with the sale-leaseback of its natural gas meters. During the first quarter of fiscal 2017, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1 million. NJNG did not exercise early purchase options during the first quarter of fiscal 2016. NJNG continues to evaluate this sale-leaseback program based on current market conditions.

Contractual Obligations

NJNG's total capital expenditures are projected to be $177.6 million and $337.2 million, in fiscal 2017 and 2018, respectively. Total capital expenditures spent or accrued during the three months ended December 31, 2016 were $37.4 million. NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

capacity under its revolving credit facility and the issuance of long-term debt. As of December 31, 2016, NJNG's future MGP expenditures are estimated to be $168.5 million. For a more detailed description of MGP see Note 12. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJRCEV's expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, NJRCEV enters into agreements to install solar equipment involving both residential and commercial projects. During the three months ended December 31, 2016, capital expenditures related to the purchase and installation of solar equipment were $17.1 million. An additional $23.2 million has been committed for solar projects to be placed into service during fiscal 2017 and beyond. We estimate solar-related capital expenditures for ITC eligible projects in fiscal 2017 to be between $90 million and $110 million.

During the first quarter of fiscal 2017, NJRCEV completed construction of a $88.9 million, 39.9 MW onshore wind project in Somerset County, Pennsylvania. For fiscal 2017, NJRCEV estimates that its total capital expenditures related to this project will range between $30 million and $40 million. As of December 31, 2016, a total of $35.1 million has been spent or accrued.

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

We expect our expenditures related to our investment in the PennEast pipeline project to total between $20 million and $30 million in fiscal 2017.

NJRES does not currently anticipate any significant capital expenditures in fiscal 2017 and 2018.

More detailed information regarding Contractual Obligations is contained in Liquidity and Capital Resources - Contractual Obligations section of Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2016.

Off-Balance-Sheet Arrangements

Our off-balance-sheet arrangements consist of guarantees covering approximately $287.8 million of natural gas purchases, SREC sales and demand fee commitments and outstanding letters of credit totaling $15.1 million, as previously noted.

Cash Flow

Operating Activities

Cash flows (used in) operating activities during the three months ended December 31, 2016, totaled $(46.1) million compared with $(36.2) million during the three months ended December 31, 2015. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The decrease of $9.9 million in operating cash flows during the three months ended December 31, 2016, compared with the three months ended December 31, 2015, was impacted by higher working capital requirements at NJNG due primarily to colder weather and increased customer usage and at NJRES due primarily to higher commodity prices and increased broker margin requirements. These increases were partially offset by a discretionary contribution of $30 million to our pension plan during fiscal 2016 that did not recur in fiscal 2017.

Investing Activities

Cash flows used in investing activities totaled $86.5 million during three months ended December 31, 2016, compared with $95.4 million during the three months ended December 31, 2015. The decrease of $8.9 million was due primarily to a decrease in utility plant expenditures of $10.2 million along with proceeds of $3.2 million from the sale of available for sale securities, partially offset by an additional $1.8 million for its investment in PennEast and increased solar expenditures of $2.2 million.

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

Cash flows used in financing activities totaled $141.9 million during the three months ended December 31, 2016, compared with $128.3 million during the three months ended December 31, 2015. The increase of $13.6 million is due primarily to increased short-term borrowings at NJR, partially offset by an increase in treasury shares repurchased.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2016	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2016
NJNG	$(2,485)	$12,383	$(1,114)	$11,012
NJRES	(21,742)	(33,763)	(1,951)	(53,554)
Total	$(24,227)	$(21,380)	$(3,065)	$(42,542)

There were no changes in methods of valuations during the three months ended December 31, 2016.

The following is a summary of fair market value of financial derivatives at December 31, 2016, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2017	2018	2019 - 2021	After 2021	Total Fair Value
Price based on NYMEX/CME	$(19,756)	$1,563	$—	$—	$(18,193)
Price based on ICE	(22,763)	(1,698)	112	—	(24,349)
Total	$(42,519)	$(135)	$112	$—	$(42,542)

The following is a summary of financial derivatives by type as of December 31, 2016:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
NJNG	Futures	24.3	$2.62 - $5.58	$11,012
NJRES	Futures	(76.4)	$2.06 - $6.47	(53,563)
	Options	0.5	$0.24 - $0.24	9
Total				$(42,542)

(1)	Million British thermal unit

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2016	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2016
NJNG - Prices based on other external data	$(919)	764	(1,260)	$1,105
NJRES - Prices based on other external data	(2,891)	(5,659)	(9,048)	498
Total	$(3,810)	(4,895)	(10,308)	$1,603

The following table reflects the changes in the fair market value of interest rate contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2016	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2016
NJNG - Prices based on other external data	$(23,073)	20,371	—	$(2,702)

Our market price risk is predominately related to changes in the price of natural gas at the Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and fixed price swaps is linked to this location, the price sensitivity analysis has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed swap positions by approximately $22.5 million. This analysis does not include potential changes to reported credit adjustments embedded in the $(51.1) million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(11,225)	$(22,451)	$(33,677)	$(44,903)
Ending derivative fair value	$(51,099)	$(62,324)	$(73,550)	$(84,776)	$(96,002)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$11,225	$22,451	$33,677	$44,903
Ending derivative fair value	$(51,099)	$(39,874)	$(28,648)	$(17,422)	$(6,196)

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of December 31, 2016. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES' & NJRCEV's counterparty credit exposure as of December 31, 2016, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$192,149	$161,229
Noninvestment grade	40,057	12,358
Internally rated investment grade	14,497	6,435
Internally rated noninvestment grade	10,865	659
Total	$257,568	$180,681

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

NJNG's counterparty credit exposure as of December 31, 2016, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$7,876	$7,480
Noninvestment grade	400	142
Internally rated investment grade	272	230
Internally rated noninvestment grade	12,217	50
Total	$20,765	$7,902

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

Information regarding NJR's interest rate risk can be found in Item 7A. Quantitative and Qualitative Disclosures About Market Risks and the Liquidity and Capital Resources - Debt section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2016.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2016, and is set forth in Part I, Item 1, Note 12. Commitment and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter ended December 31, 2016, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of our 2016 Annual Report on Form 10-K includes a detailed discussion of our risk factors. Those risks and uncertainties have the potential to materially affect our financial condition and results of operations. There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, of our 2016 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended December 31, 2016:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
10/01/16 - 10/31/16	105,000	$31.70	105,000	2,431,053
11/01/16 - 11/30/16	—	—	—	2,431,053
12/01/16 - 12/31/16	—	—	—	2,431,053
Total	105,000	$31.70	105,000	2,431,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of December 31, 2016, included 19.5 million shares of common stock for repurchase, of which, approximately 2.4 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Summary of New Jersey Resources Corporation Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 18, 2016)

10.2+	New Jersey Resources Corporation 2007 Stock Award and Incentive Plan Performance Share Units Agreement - NFE

10.3+	New Jersey Resources Corporation Deferred Stock Retention Award Agreement

10.4+	New Jersey Resources Corporation 2007 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return

10.5+	New Jersey Resources Corporation 2007 Stock Award and Incentive Plan Performance Based Restricted Stock Units Agreement

10.6+	New Jersey Resources Corporation 2007 Stock Award and Incentive Plan Restricted Stock Units Agreement

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended December 31, 2016, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	February 8, 2017
By:/s/ Patrick Migliaccio
Patrick Migliaccio
Senior Vice President and
Chief Financial Officer