Form 10-Q
period 2017-03-31
NEW JERSEY RESOURCES CORP
filed 2017-05-05
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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
Yes: ☒            No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer: ☒	Accelerated filer: ☐
Non-accelerated filer: ☐	(Do not check if a smaller reporting company)
Smaller reporting company: ☐
Emerging growth company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of May 2, 2017 was 86,438,897.

New Jersey Resources Corporation

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

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

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

•
the ability to obtain governmental and regulatory approvals and land use rights, such as those necessary for the PennEast pipeline project, land-use rights, electric grid connection (in the case of clean energy projects) and/or financing for the construction, development and operation of our unregulated energy investments and NJNG's infrastructure projects in a timely manner;

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2017	2016	2017	2016
OPERATING REVENUES
Utility	$295,546	$242,536	$481,102	$394,142
Nonutility	438,000	331,657	793,472	624,309
Total operating revenues	733,546	574,193	1,274,574	1,018,451
OPERATING EXPENSES
Gas purchases:
Utility	112,445	82,374	173,765	129,039
Nonutility	367,328	287,883	705,260	541,971
Related parties	2,072	2,077	4,183	4,151
Operation and maintenance	52,342	53,125	104,570	99,358
Regulatory rider expenses	19,893	21,215	32,494	30,843
Depreciation and amortization	20,328	17,744	39,588	34,226
Energy and other taxes	19,485	15,842	33,586	25,479
Total operating expenses	593,893	480,260	1,093,446	865,067
OPERATING INCOME	139,653	93,933	181,128	153,384
Other income, net	5,338	2,202	9,114	4,126
Interest expense, net of capitalized interest	11,436	7,369	22,051	14,146
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	133,555	88,766	168,191	143,364
Income tax provision	23,932	17,815	25,950	24,537
Equity in earnings of affiliates	5,079	2,402	7,390	4,808
NET INCOME	$114,702	$73,353	$149,631	$123,635

EARNINGS PER COMMON SHARE
Basic	$1.33	$0.85	$1.74	$1.44
Diluted	$1.32	$0.84	$1.72	$1.42
DIVIDENDS DECLARED PER COMMON SHARE	$0.255	$0.24	$0.51	$0.48
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	86,275	85,834	86,182	85,754
Diluted	87,101	86,858	86,993	86,778

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended		Six Months Ended
		March 31,		March 31,
(Thousands)		2017	2016	2017	2016
Net income		$114,702	$73,353	$149,631	$123,635
Other comprehensive income, net of tax
Unrealized gain on available for sale securities, net of tax of $(670), $(3,154), $(4,456), and $(5,768), respectively		$1,408	$4,500	6,923	8,201
Net unrealized gain on derivatives, net of tax of $0, $(21), $0 and $(2), respectively	(1)	—	38	—	5
Adjustment to postemployment benefit obligation, net of tax of $(217), $(175), $(434), and $(349) respectively		318	257	635	513
Other comprehensive income		$1,726	$4,795	7,558	8,719
Comprehensive income		$116,428	$78,148	$157,189	$132,354

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

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,
(Thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$149,631	$123,635
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) loss on derivative instruments	(26,553)	2,035
Gain on sale of property and available for sale securities, net	(7,287)	—
Depreciation and amortization	39,588	34,226
Allowance for equity used during construction	(1,586)	(2,357)
Allowance for bad debt expense	519	873
Deferred income taxes	32,202	17,980
Manufactured gas plant remediation costs	(3,704)	(2,656)
Distributions received from equity investees, net of equity in earnings	(463)	2,261
Cost of removal - asset retirement obligations	(242)	(66)
Contributions to postemployment benefit plans	(1,884)	(32,167)
Tax benefit from stock-based compensation	1,231	1,660
Changes in:
Components of working capital	(31,231)	(13,788)
Other noncurrent assets	24,580	(15,794)
Other noncurrent liabilities	(2,997)	2,163
Cash flows from operating activities	171,804	118,005
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for:
Utility plant	(58,761)	(76,326)
Solar and wind equipment	(89,905)	(70,882)
Real estate properties and other	(516)	(1,069)
Cost of removal	(14,838)	(20,080)
Investments in equity investees	(10,538)	(5,948)
Distribution from equity investees in excess of equity in earnings	1,273	1,131
Withdrawal from restricted cash construction fund	1,337	1,007
Proceeds from sale of property, net of closing costs	9,443	748
Proceeds from sale of available for sale securities	6,639	—
Cash flows (used in) investing activities	(155,866)	(171,419)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term debt	116,200	86,150
Payments of long-term debt	(41,660)	(5,807)
Proceeds from sale-leaseback transaction	9,587	7,107
Payments of common stock dividends	(43,898)	(41,115)
Proceeds from issuance of common stock	9,731	8,220
Purchases of treasury stock	(6,355)	(1,008)
Tax withholding payments related to net settled stock compensation	(4,354)	(3,181)
Cash flows from financing activities	39,251	50,366
Change in cash and cash equivalents	55,189	(3,048)
Cash and cash equivalents at beginning of period	37,546	4,928
Cash and cash equivalents at end of period	$92,735	$1,880
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(137,408)	$(16,750)
Inventories	62,321	43,479
Recovery of gas costs	(9,616)	(20,396)
Gas purchases payable	21,156	(31,324)
Gas purchases payable - related parties	3	(409)
Prepaid and accrued taxes	25,829	43,154
Accounts payable and other	(10,027)	(25,026)
Restricted broker margin accounts	28,432	(12,478)
Customers' credit balances and deposits	(12,765)	226
Other current assets	844	5,736
Total	$(31,231)	$(13,788)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid (received) for:
Interest (net of amounts capitalized)	$21,578	$15,647
Income taxes	$(6,431)	$688
Accrued capital expenditures	$23,284	$21,663

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	March 31, 2017	September 30, 2016
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$2,167,728	$2,107,375
Construction work in progress	108,373	122,268
Solar and wind equipment, real estate properties and other, at cost	758,864	631,696
Construction work in progress	31,464	93,791
Total property, plant and equipment	3,066,429	2,955,130
Accumulated depreciation and amortization, utility plant	(475,075)	(467,702)
Accumulated depreciation and amortization, solar and wind equipment, real estate properties and other	(95,050)	(79,776)
Property, plant and equipment, net	2,496,304	2,407,652
CURRENT ASSETS
Cash and cash equivalents	92,735	37,546
Customer accounts receivable
Billed	242,698	142,658
Unbilled revenues	42,657	5,744
Allowance for doubtful accounts	(4,929)	(4,865)
Regulatory assets	43,344	54,286
Gas in storage, at average cost	143,514	206,251
Materials and supplies, at average cost	11,194	10,778
Prepaid and accrued taxes	15,528	34,179
Derivatives, at fair value	32,103	29,964
Restricted broker margin accounts	23,604	47,644
Asset held for sale	—	7,660
Other	35,509	35,419
Total current assets	677,957	607,264
NONCURRENT ASSETS
Investments in equity method investees	152,891	141,148
Regulatory assets	396,924	441,294
Derivatives, at fair value	6,347	5,227
Available for sale securities	65,884	55,789
Other	61,052	60,196
Total noncurrent assets	683,098	703,654
Total assets	$3,857,359	$3,718,570

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)	March 31, 2017	September 30, 2016
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding March 31, 2017 — 86,363,986; September 30, 2016 — 86,086,355	$222,235	$221,654
Premium on common stock	219,074	215,580
Accumulated other comprehensive loss, net of tax	(7,597)	(15,155)
Treasury stock at cost and other; shares March 31, 2017 — 2,529,817; September 30, 2016 — 2,575,139	(78,616)	(81,044)
Retained earnings	931,184	825,556
Common stock equity	1,286,280	1,166,591
Long-term debt	1,023,968	1,055,038
Total capitalization	2,310,248	2,221,629
CURRENT LIABILITIES
Current maturities of long-term debt	60,723	61,452
Short-term debt	237,900	121,700
Gas purchases payable	160,605	139,452
Gas purchases payable to related parties	1,156	1,150
Accounts payable and other	70,981	107,184
Dividends payable	22,023	21,975
Accrued taxes	8,258	1,080
Regulatory liabilities	5,747	9,469
New Jersey clean energy program	6,239	14,232
Derivatives, at fair value	32,559	61,080
Customers' credit balances and deposits	20,069	32,834
Total current liabilities	626,260	571,608
NONCURRENT LIABILITIES
Deferred income taxes	507,111	473,847
Deferred investment tax credits	4,458	4,619
Deferred gain	28,121	28,519
Derivatives, at fair value	6,105	25,252
Manufactured gas plant remediation	165,849	172,000
Postemployment employee benefit liability	141,797	141,604
Regulatory liabilities	28,457	41,411
Asset retirement obligation	29,924	28,379
Other	9,029	9,702
Total noncurrent liabilities	920,851	925,333
Commitments and contingent liabilities (Note 12)
Total capitalization and liabilities	$3,857,359	$3,718,570

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and operates certain unregulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company provides natural gas utility service to approximately 528,000 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment;

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

Gas in Storage

The following table summarizes gas in storage, at average cost by company as of:

	March 31, 2017		September 30, 2016
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJRES	$128,281	46.4	$130,493	62.0
NJNG	15,233	4.3	75,758	21.3
Total	$143,514	50.7	$206,251	83.3

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales Tax Accounting

Sales tax that is collected from customers is presented in both operating revenues and operating expenses on the Unaudited Condensed Consolidated Statements of Operations was $16.9 million and $28.1 million during the three and six months ended March 31, 2017, respectively, and $13.5 million and $20.7 million during the three and six months ended March 31, 2016, respectively. Effective January 1, 2017, the New Jersey sales tax rate decreased from 7 percent to 6.875 percent.

Sale of Asset

On March 8, 2017, CR&R sold an approximately 56,400 square foot office building on five acres of land located in Monmouth County for $9.4 million, net of closing costs, generating a pre-tax gain of $1.9 million, which was recognized in O&M on the Unaudited Condensed Consolidated Statements of Operations.

Available for Sale Securities

Included in available for sale securities on the Unaudited Condensed Consolidated Balance Sheets are investments in two publicly traded energy companies. The Company's available for sale securities had a fair value of $65.9 million and $55.8 million as of March 31, 2017 and September 30, 2016, respectively. Total unrealized gains associated with these investments are included as a part of accumulated other comprehensive income, a component of common stock equity and were $18.5 million, $11.1 million after tax, and $7.2 million, $4.2 million after tax, as of March 31, 2017 and September 30, 2016, respectively.

During the three and six months ended March 31, 2017, NJR received proceeds of approximately $3.4 million and $6.6 million, respectively, from the sale of available for sale securities and realized a pre-tax gain of $2.8 million and $5.4 million, respectively, which is included in other income, net in the Unaudited Condensed Consolidated Statements of Operations. Reclassifications of realized gains out of other comprehensive income into income are determined based on average cost.

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

(Thousands)	March 31, 2017		September 30, 2016
NJRES	$135,199	56%	$102,884	72%
NJNG (1)	100,449	41	30,951	22
NJRCEV	2,405	1	1,807	1
NJRHS and other	4,645	2	7,016	5
Total	$242,698	100%	$142,658	100%

(1)	Does not include unbilled revenues of $42.7 million and $5.7 million as of March 31, 2017 and September 30, 2016, respectively.

Loans Receivable

NJNG provides loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Unaudited Condensed Consolidated Balance Sheets. The Company recorded $8.2 million and $7.8 million in other current assets and $40.7 million and $39.5 million in other noncurrent assets as of March 31, 2017 and September 30, 2016, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans.

NJNG's policy is to establish an allowance for doubtful accounts when loan balances are in arrears for more than 60 days. As of March 31, 2017 and September 30, 2016, there was no allowance for doubtful accounts established for the SAVEGREEN loans.

Stock Based Compensation

Effective January 25, 2017, the shareholders of NJR approved the NJR 2017 Stock Award and Incentive Plan, which replaced the NJR 2007 Stock Award and Incentive Plan. The 2007 plan had 2,367,338 and 4,223 shares available for future issuance to employees and directors, respectively, which were transferred into the 2017 plan. In addition, the 2017 plan increases the total shares available for issuance to 3,135,000.

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

In addition, the following amounts on the Unaudited Condensed Consolidated Financial Statements have been adjusted retrospectively during the three and six months ended March 31, 2016:

(Thousands)	As Previously Reported	Effect of Change	As Adjusted
Three Months Ended
Statements of Operations
Income tax provision	$17,840	$(25)	$17,815
Net income	$73,328	$25	$73,353
Earnings per common share
Basic	$0.85	$—	$0.85
Diluted	$0.84	$—	$0.84
Six Months Ended
Statements of Operations
Income tax provision	$26,197	$(1,660)	$24,537
Net income	$121,975	$1,660	$123,635
Earnings per common share
Basic	$1.42	$0.02	$1.44
Diluted	$1.41	$0.01	$1.42
Cash flows from operating activities
Net income	$121,975	$1,660	$123,635
Tax benefit from stock based compensation	$—	$1,660	$1,660
Other noncurrent liabilities	$2,302	$(139)	$2,163
Net cash flows from operating activities	$114,824	$3,181	$118,005
Cash flows from financing activities
Tax withholding payments related to net settled stock compensation	$—	$(3,181)	$(3,181)
Cash flows from financing activities	$53,547	$(3,181)	$50,366

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

Interest

In April 2015, the FASB issued ASU No. 2015-03, an amendment to ASC 835, Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs by requiring them to be presented on the balance sheet as a deduction from the carrying amount of the liability. The amendment does not affect the recognition and measurement guidance for debt issuance costs. In August 2015, the FASB issued ASU No. 2015-15, which clarified that the amendment contained within ASU No. 2015-03 does not require companies to modify their accounting for costs incurred in obtaining revolving credit facilities. The Company adopted the new guidance in the first quarter of fiscal 2017 and applied the new provisions on a full retrospective basis.

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

Intangibles

In April 2015, the FASB issued ASU No. 2015-05, an amendment to ASC 350, Intangibles - Goodwill and Other - Internal-Use Software, which clarifies the accounting for fees in a cloud computing arrangement. The amendment provides guidance on how an entity should evaluate the accounting for fees paid in a cloud computing arrangement to determine whether an arrangement includes the sale or license of software. The Company adopted the new guidance in the first quarter of fiscal 2017 and applied the new provisions on a prospective basis, which did not impact its financial position, results of operations or cash flows upon adoption.

Other Recent Updates to the Accounting Standards Codification

Revenue

In May 2014, the FASB issued ASU No. 2014-09, and added Topic 606, Revenue from Contracts with Customers, to the ASC. ASC 606 supersedes ASC 605, Revenue Recognition, as well as most industry-specific guidance, and prescribes a single, comprehensive revenue recognition model designed to improve financial reporting comparability across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU No. 2015-14, which defers the implementation of the new guidance for one year. The new guidance will become effective for the Company’s fiscal year ending September 30, 2019, and interim periods within that year. The Company continues to evaluate the provisions of ASC 606, however, based on the review of customer contracts to date, it is not anticipating a material impact to its financial position, results of operations or cash flows upon adoption. The Company anticipates significant new disclosures as a result of the new standard and currently expects to transition to the new guidance using the modified retrospective approach. The Company is also monitoring industry specific developments that may have an impact, including our ability to recognize revenue for contracts where collectability is uncertain.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventory

In July 2015, the FASB issued ASU No. 2015-11, an amendment to ASC 330, Inventory, which requires entities to measure most inventory “at the lower of cost or net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The guidance is effective for the Company’s fiscal year ending September 30, 2018, and interim periods within that year. Upon adoption, the amendment will be applied on a prospective basis. The Company is currently evaluating the amendment to understand the impact on its financial position, results of operations and cash flows upon adoption.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, an amendment to ASC 825, Financial Instruments, to address certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The standard affects investments in equity securities that do not result in consolidation and are not accounted for under the equity method and the presentation of certain fair value changes for financial liabilities measured at fair value. It also simplifies the impairment assessment of equity investments without a readily determinable fair value by requiring a qualitative assessment. The guidance is effective for the Company’s fiscal year ending September 30, 2019, and interim periods within that year. Upon adoption, the amendment will be applied on a modified-retrospective basis. The Company evaluated the amendment and noted that, upon adoption, subsequent changes to the fair value of the Company’s available for sale securities will be recorded in the Consolidated Statement of Operations as opposed to other comprehensive income. The Company does not expect any other material impacts to its financial position, results of operations or cash flows upon adoption.

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

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, an amendment to ASC 230, Statement of Cash Flows, which addresses eight specific cash flow issues for which there has been diversity in practice. The guidance is effective for the Company’s fiscal year ending September 30, 2019, and interim periods within that year with early adoption permitted. Upon adoption, the amendment will be applied on a retrospective basis. The Company is currently evaluating the amendment to understand the impact on its consolidated statements of cash flows upon adoption.

In November 2016, the FASB issued ASU No. 2016-18, an amendment to ASC 230, Statement of Cash Flows, which requires that any amounts that are deemed to be restricted cash or restricted cash-equivalents be included in cash and cash-equivalent balances on the cash flow statement and, therefore, transfers between cash and restricted cash accounts will no longer be recognized within the statement of cash flows. The guidance is effective for the Company’s fiscal year ending September 30, 2019, with early adoption permitted. Upon adoption, the amendment will be applied on a retrospective basis. Based on the Company's historical restricted cash balances, it does not expect any material impacts to its financial position, results of operations or cash flows upon adoption.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, an amendment to ASC 805, Business Combinations, clarifying the definition of a business in the ASC, which is intended to reduce the complexity surrounding the assessment of a transaction as an asset acquisition or business combination. The amendment provides an initial fair value screen to reduce the number of transactions that would fit the definition of a business, and when the screen threshold is not met, provides an updated model that further clarifies the characteristics of a business. The guidance is effective for the Company’s fiscal year ending September 30, 2019, and interim periods within that year with early adoption permitted. Upon adoption, the amendment will be applied on a prospective basis. The amendment could potentially have material impacts on future transactions that the Company may enter into by altering the Company’s conclusion on what accounting to apply to acquisitions.

Gains and Losses from the Derecognition of Nonfinancial Assets

In February 2017, the FASB issued ASU No. 2017-05, an amendment to ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which clarifies the scope and accounting related to the derecognition of nonfinancial assets, including partial sales and contributions of nonfinancial assets to a joint venture or other non-controlled investee. The guidance is effective concurrently with ASC 606, which is effective for the Company’s fiscal year ending September 30, 2019, and interim periods within that year with early adoption permitted. ASU No. 2017-05 may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company is currently evaluating the amendment to understand the impact on its financial position, results from operations, and cash flows upon adoption.

Compensation - Retirement Benefits

In March 2017, the FASB issued ASU No. 2017-07, an amendment to ASC 715, Compensation - Retirement Benefits, which changes the presentation of net periodic benefit cost on the income statement by requiring companies to present all components of net periodic benefit cost, other than service cost, outside a subtotal of income from operations. The amendment also states that only the service cost component of net periodic benefits costs is eligible for capitalization, when applicable. The guidance is effective for the Company’s fiscal year ending September 30, 2019, and interim periods within that year with early adoption permitted. Upon adoption, the amendment will be applied on a retrospective basis for presentation and changes to capitalization of costs will be applied on a prospective basis. The Company is continuing to evaluate the amendment to fully understand the impact on its financial position, results of operations and cash flows upon adoption. The Company is also monitoring industry specific developments on the new guidance to determine the appropriate treatment of these changes in a rate regulated environment.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	March 31, 2017	September 30, 2016
Regulatory assets-current
Conservation Incentive Program	$23,834	$36,957
New Jersey Clean Energy Program	6,239	14,232
Underrecovered gas costs	13,271	—
Derivatives at fair value, net	—	3,097
Total current regulatory assets	$43,344	$54,286
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$19,067	$19,595
Liability for future expenditures	165,849	172,000
Deferred income taxes	21,209	20,273
Derivatives at fair value, net	4,392	23,384
SAVEGREEN	15,604	25,208
Postemployment and other benefit costs	151,414	157,027
Deferred Superstorm Sandy costs	14,116	15,201
Other noncurrent regulatory assets	5,273	8,606
Total noncurrent regulatory assets	$396,924	$441,294
Regulatory liability-current
Derivatives at fair value, net	$5,747	$—
Overrecovered gas costs	—	9,469
Total current regulatory liabilities	$5,747	$9,469
Regulatory liabilities-noncurrent
Cost of removal obligation	$17,224	$30,549
New Jersey Clean Energy Program	10,269	10,657
Other noncurrent regulatory liabilities	964	205
Total noncurrent regulatory liabilities	$28,457	$41,411

Regulatory filings and/or actions that occurred during the current fiscal year include the following:

•
On March 31, 2017, NJNG filed its annual petition with the BPU requesting a base rate change in the amount of $4.3 million for the recovery of NJ RISE and SAFE II capital investment costs related to the period ending June 30, 2017, pursuant to the base rate case order dated September 23, 2016. The filing will be updated to reflect actual results in July 2017, with changes to base rates effective October 1, 2017.

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

Expected production of SRECs is hedged through the use of forward and futures contracts. All contracts require the Company to physically deliver SRECs through the transfer of certificates as per contractual settlement schedules. The Company applies NPNS accounting to SREC forward and futures contracts entered into on or before December 31, 2015. Effective for contracts executed on or after January 1, 2016, NJRES no longer elects NPNS accounting treatment on all SREC forward sales contracts and recognizes changes in the fair value of these derivatives as a component of operating revenues. Upon settlement of the contract, the related revenue is recognized when the SREC is transferred to the counterparty.

NPNS is a contract-by-contract election and, where it makes sense to do so, we can and may elect normal accounting for certain contracts.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG

Changes in fair value of NJNG's financial commodity derivatives are recorded as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets. The Company elects NPNS accounting treatment on all physical commodity contracts that NJNG entered into on or before December 31, 2015, and accounts for these contracts on an accrual basis. Accordingly, physical natural gas purchases are recognized in regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets when the contract settles and the natural gas is delivered. The average cost of natural gas is charged to expense in the current period earnings based on the BGSS factor times the therm sales. Effective for contracts executed on or after January 1, 2016, NJNG no longer elects NPNS accounting treatment on all physical forward commodity contracts. However, since NPNS is a contract-by-contract election, where it makes sense to do so, we can and may elect certain contracts to be normal. Because NJNG recovers these amounts through future BGSS rates as increases or decreases to the cost of natural gas in NJNG’s tariff for gas service, the changes in fair value of these contracts are deferred as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets.

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

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		March 31, 2017		September 30, 2016
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
NJNG:
Physical commodity contracts	Derivatives - current	$64	$17	$235	$1,154
Financial commodity contracts	Derivatives - current	2,240	928	805	2,979
	Derivatives - noncurrent	—	—	75	386
Interest rate contracts	Derivatives - noncurrent	—	4,392	—	23,073
NJRES:
Physical commodity contracts	Derivatives - current	4,080	2,460	5,994	11,660
	Derivatives - noncurrent	6,084	588	3,987	1,212
Financial commodity contracts	Derivatives - current	25,717	29,127	22,929	45,255
	Derivatives - noncurrent	263	1,125	1,165	581
Foreign currency contracts	Derivatives - current	2	27	1	32
Fair value of derivatives not designated as hedging instruments		$38,450	$38,664	$35,191	$86,332
Total fair value of derivatives		$38,450	$38,664	$35,191	$86,332

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

(Thousands)	Amounts Presented in Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of March 31, 2017:
Derivative assets:
NJRES
Physical commodity contracts	$10,164	$(540)	$(200)	$9,424
Financial commodity contracts	25,980	(25,068)	—	912
Foreign currency contracts	2	(2)	—	—
Total NJRES	$36,146	$(25,610)	$(200)	$10,336
NJNG
Physical commodity contracts	$64	$(2)	$—	$62
Financial commodity contracts	2,240	(928)	(1,312)	—
Total NJNG	$2,304	$(930)	$(1,312)	$62
Derivative liabilities:
NJRES
Physical commodity contracts	$3,048	$(540)	$—	$2,508
Financial commodity contracts	30,252	(25,068)	(5,184)	—
Foreign currency contracts	27	(2)	—	25
Total NJRES	$33,327	$(25,610)	$(5,184)	$2,533
NJNG
Physical commodity contracts	$17	$(2)	$—	$15
Financial commodity contracts	928	(928)	—	—
Interest rate contracts	4,392	—	—	4,392
Total NJNG	$5,337	$(930)	$—	$4,407
As of September 30, 2016:
Derivative assets:
NJRES
Physical commodity contracts	$9,981	$(2,837)	$(755)	$6,389
Financial commodity contracts	24,094	(17,945)	(6,149)	—
Foreign currency contracts	1	(1)	—	—
Total NJRES	$34,076	$(20,783)	$(6,904)	$6,389
NJNG
Physical commodity contracts	$235	$(31)	$—	$204
Financial commodity contracts	880	(880)	—	—
Total NJNG	$1,115	$(911)	$—	$204
Derivative liabilities:
NJRES
Physical commodity contracts	$12,872	$(2,837)	$1,200	$11,235
Financial commodity contracts	45,836	(17,945)	(27,891)	—
Foreign currency contracts	32	(1)	—	31
Total NJRES	$58,740	$(20,783)	$(26,691)	$11,266
NJNG
Physical commodity contracts	$1,154	$(31)	$—	$1,123
Financial commodity contracts	3,365	(880)	(2,485)	—
Interest rate contracts	23,073	—	—	23,073
Total NJNG	$27,592	$(911)	$(2,485)	$24,196

(1)	Derivative assets and liabilities are presented on a gross basis in the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Includes transactions with NAESB netting election, transactions held by FCMs with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

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

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Six Months Ended
		March 31,		March 31,
Derivatives not designated as hedging instruments:		2017	2016	2017	2016
NJRES:
Physical commodity contracts	Operating revenues	$4,982	$9,128	$6,725	$21,002
Physical commodity contracts	Gas purchases	(3,982)	(5,583)	(12,781)	(26,820)
Financial commodity contracts	Gas purchases	38,121	21,820	7,510	63,096
Foreign currency contracts	Gas purchases	53	—	(33)	—
Total unrealized and realized gains (losses)		$39,174	$25,365	$1,421	$57,278

NJRES designated its foreign exchange contracts entered into prior to January 1, 2016, as cash flow hedges and, as a result, changes in fair value of the effective portion of the hedges were recorded in OCI and, upon settlement of the contracts, realized gains and (losses) were reclassified from AOCI to gas purchases on the Unaudited Condensed Consolidated Statements of Operations.

The following table reflects the effect of derivative instruments that were designated as cash flow hedges on OCI during the three and six months ended March 31, 2016:

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
March 31, 2016	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Foreign currency contracts	$29	$(35)	$30	$42

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

The following table reflects the gains (losses) associated with NJNG's derivative instruments as of:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2017	2016	2017	2016
NJNG:
Physical commodity contracts	$(3,780)	$(14,528)	$(2,730)	$(14,528)
Financial commodity contracts	(418)	(5,151)	10,760	(10,786)
Interest rate contracts	(1,690)	(11,071)	18,681	(8,705)
Total unrealized and realized (losses) gains	$(5,888)	$(30,750)	$26,711	$(34,019)

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG and NJRES had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		March 31, 2017	September 30, 2016
NJNG	Futures	24.6	23.6
	Physical	5.7	9.2
NJRES	Futures	(64.2)	(79.1)
	Options	—	1.2
	Physical	64.0	94.6

Not included in the previous table are NJRES' gross notional amount of foreign currency transactions of approximately $2.2 million, NJNG’s treasury lock agreement as previously discussed and 314,500 SRECs at NJRES that are open as of March 31, 2017.

Broker Margin

Futures exchanges have contract specific performance bond requirements, also known as margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily marked-to-market relative to maintenance margin requirements. The Company maintains separate broker margin accounts for NJNG and NJRES. The balances by company are as follows:

(Thousands)	Balance Sheet Location	March 31, 2017	September 30, 2016
NJNG	Broker margin - Current assets	$3,354	$4,822
NJRES	Broker margin - Current assets	$20,250	$42,822

Due to CME rulebook changes that took effect in January 2017, variation margin is being treated as a settlement payment, rather than collateral. As a result, the Company is now required to present variation margin net with the related derivative assets and/or liabilities on the Unaudited Condensed Consolidated Balance Sheets for any derivatives the Company clears through the CME. This change is being applied on a prospective basis. In September 30, 2016, prior to the rule change, the Company reported the variation margin as a separate unit of account within restricted broker margin on the Unaudited Condensed Consolidated Balance Sheets. There was no impact to the Company’s derivative gains or losses in the Unaudited Condensed Consolidated Statements of Operations as a result of the CME rule amendment.

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of March 31, 2017. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and NJRCEV residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$155,318
Noninvestment grade	35,381
Internally rated investment grade	8,974
Internally rated noninvestment grade	27,114
Total	$226,787

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2017 and September 30, 2016, was $4.5 million and $23.1 million, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on March 31, 2017 and September 30, 2016, the Company would have been required to post an additional $4.5 million and $23.1 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt at NJNG and NJR, including current maturities, excluding capital leases and debt issuance costs, is as follows:

(Thousands)	March 31, 2017	September 30, 2016
Carrying value (1)	$1,047,045	$1,082,845
Fair market value	$1,041,750	$1,131,077

(1)	Excludes capital leases of $45.9 million and $42.2 million as of March 31, 2017 and September 30, 2016, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of March 31, 2017, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2017:
Assets:
Physical commodity contracts	$—	$10,228	$—	$10,228
Financial commodity contracts	28,220	—	—	28,220
Financial commodity contracts - foreign exchange	—	2	—	2
Available for sale equity securities - energy industry	65,884	—	—	65,884
Money market funds	65,115	—	—	65,115
Other	1,249	—	—	1,249
Total assets at fair value	$160,468	$10,230	$—	$170,698
Liabilities:
Physical commodity contracts	$—	$3,065	$—	$3,065
Financial commodity contracts	31,180	—	—	31,180
Financial commodity contracts - foreign exchange	—	27	—	27
Interest rate contracts	—	4,392	—	4,392
Total liabilities at fair value	$31,180	$7,484	$—	$38,664
As of September 30, 2016:
Assets:
Physical commodity contracts	$—	$10,216	$—	$10,216
Financial commodity contracts	24,974	—	—	24,974
Financial commodity contracts - foreign exchange	—	1	—	1
Available for sale equity securities - energy industry	55,789	—	—	55,789
Money market funds	34,072	—	—	34,072
Other	1,444	—	—	1,444
Total assets at fair value	$116,279	$10,217	$—	$126,496
Liabilities:
Physical commodity contracts	$—	$14,026	$—	$14,026
Financial commodity contracts	49,201	—	—	49,201
Financial commodity contracts - foreign exchange	—	32	—	32
Interest rate contracts	—	23,073	—	23,073
Total liabilities at fair value	$49,201	$37,131	$—	$86,332

6.	INVESTMENTS IN EQUITY METHOD INVESTEES

NJR's investments in equity method investees include the following as of:

(Thousands)	March 31, 2017	September 30, 2016
Steckman Ridge (1)	$121,809	$123,155
PennEast	31,082	17,993
Total	$152,891	$141,148

(1)
Includes loans with a total outstanding principal balance of $70.4 million for both March 31, 2017 and September 30, 2016. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

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

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share amounts)	2017	2016	2017	2016
Net income, as reported	$114,702	$73,353	$149,631	$123,635
Basic earnings per share
Weighted average shares of common stock outstanding-basic	86,275	85,834	86,182	85,754
Basic earnings per common share	$1.33	$0.85	$1.74	$1.44
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	86,275	85,834	86,182	85,754
Incremental shares (1)	826	1,024	811	1,024
Weighted average shares of common stock outstanding-diluted	87,101	86,858	86,993	86,778
Diluted earnings per common share (2)	$1.32	$0.84	$1.72	$1.42

(1)	Incremental shares consist primarily of unvested stock awards and performance shares.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three and six months ended March 31, 2017 and 2016.

8.	COMMON STOCK EQUITY

Changes in common stock equity during the six months ended March 31, 2017, were as follows:

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2016	86,086	$221,654	$215,580	$(15,155)	$(81,044)	$825,556	$1,166,591
Net income						149,631	149,631
Other comprehensive income				7,558			7,558
Common stock issued:
Incentive plan	232	581	4,788				5,369
Dividend reinvestment plan (1)	279		(1,266)		10,994		9,728
Cash dividend declared ($.51 per share)						(44,003)	(44,003)
Treasury stock and other	(233)		(28)		(8,566)		(8,594)
Balance at March 31, 2017	86,364	$222,235	$219,074	$(7,597)	$(78,616)	$931,184	$1,286,280

(1)	Shares sold through the DRP are issued from treasury stock at average cost, which may differ from the actual market price paid.

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. In December 2015, NJR registered 5 million shares of NJR common stock for issuance under the DRP. NJR raised $9.7 million and $8.2 million of equity through the DRP, by issuing approximately 279,000 and 260,000 shares of treasury stock, during the six months ended March 31, 2017 and 2016, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects during the three months ended March 31, 2017 and 2016:

(Thousands)	Available for Sale Securities	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance at December 31, 2016	$9,713	$—	$(19,036)		$(9,323)
Other comprehensive income (loss), net of tax
Other comprehensive income, before reclassifications, net of tax of $(1,808), $0, $0, $(1,808)	3,054	—	—		3,054
Amounts reclassified from accumulated other comprehensive income, net of tax of $1,138, $0, $(217), $921	(1,646)	—	318	(2)	(1,328)
Net current-period other comprehensive income, net of tax of $(670), $0, $(217), $(887)	1,408	—	318		1,726
Balance at March 31, 2017	$11,121	$—	$(18,718)		$(7,597)
Balance as of December 31, 2015	$10,086	$(33)	$(15,523)		$(5,470)
Other comprehensive income, net of tax
Other comprehensive income (loss), before reclassifications, net of tax of $(3,154), $(10), $0, $(3,164)	4,500	19	—		4,519
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(11), $(175), $(186)	—	19	257		276
Net current-period other comprehensive income, net of tax of ($3,154), $(21), $(175), $(3,350)	4,500	38	257		4,795
Balance as of March 31, 2016	$14,586	$5	$(15,266)		$(675)

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects during the six months ended March 31, 2017 and 2016:

(Thousands)	Available for Sale Securities	Cash Flow Hedges		Postemployment Benefit Obligation		Total
Balance at September 30, 2016	$4,198	$—		$(19,353)		$(15,155)
Other comprehensive income (loss), net of tax
Other comprehensive income, before reclassifications, net of tax of $(6,648), $0, $0, $(6,648)	10,096	—		—		10,096
Amounts reclassified from accumulated other comprehensive income, net of tax of $2,192, $0, $(434), $1,758	(3,173)	—		635	(2)	(2,538)
Net current-period other comprehensive income, net of tax of $(4,456), $0, $(434), $(4,890)	6,923	—		635		7,558
Balance at March 31, 2017	$11,121	$—		$(18,718)		$(7,597)
Balance as of September 30, 2015	$6,385	$—		$(15,779)		$(9,394)
Other comprehensive income (loss), net of tax
Other comprehensive income (loss), before reclassifications, net of tax of $(5,768), $13, $0, $(5,755)	8,201	(22)		—		8,179
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(15), $(349), $(364)	—	27	(1)	513	(2)	540
Net current-period other comprehensive income, net of tax of ($5,768), $(2), $(349), $(6,119)	8,201	5		513		8,719
Balance as of March 31, 2016	$14,586	$5		$(15,266)		$(675)

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

Credit Facilities

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	March 31, 2017	September 30, 2016	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	September 2020
Notes outstanding at end of period	$237,900	$121,700
Weighted average interest rate at end of period	1.75%	1.43%
Amount available at end of period (2)	$173,686	$288,910
NJNG
Bank revolving credit facilities (3)	$250,000	$250,000	May 2019
Commercial paper outstanding at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Amount available at end of period (4)	$249,269	$249,269

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $13.4 million and $14.4 million for March 31, 2017 and September 30, 2016, respectively, which reduces amount available by the same amount.

(3)	Uncommitted credit facilities, which require no commitment fees.

(4)	Letters of credit outstanding total $731,000 for both March 31, 2017 and September 30, 2016, which reduces the amount available by the same amount.
Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

Long-term Debt

NJNG

On January 17, 2017, the Company completed the purchase of three FMBs in lieu of redemption with an aggregate principal amount totaling $35.8 million. The FMBs bore interest at rates ranging from 4.5 percent to 4.9 percent. The bonds purchased in lieu of redemption are being held by the Company to provide an opportunity to evaluate remarketing alternatives.

NJNG received $9.6 million and $7.1 million in December 2016 and 2015, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1 million during the six months ended March 31, 2017. NJNG did not exercise early purchase options during the six months ended March 31, 2016.

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

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	March 31,		March 31,		March 31,		March 31,
(Thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$2,087	$1,898	$4,174	$3,796	$1,095	$1,131	$2,190	$2,261
Interest cost	2,442	2,835	4,885	5,671	1,387	1,564	2,773	3,128
Expected return on plan assets	(4,828)	(5,030)	(9,656)	(10,059)	(1,191)	(1,211)	(2,383)	(2,422)
Recognized actuarial loss	2,206	1,821	4,413	3,641	1,092	818	2,185	1,637
Prior service cost amortization	28	27	55	55	(91)	(91)	(182)	(182)
Net periodic benefit cost	$1,935	$1,551	$3,871	$3,104	$2,292	$2,211	$4,583	$4,422

The Company made a discretionary contribution of $30 million during the first quarter of fiscal 2016, to improve the funded status of the pension plans based on then current actuarial assumptions, which included the adoption of the most recent mortality table. The Company does not expect to be required to make additional contributions to fund the pension plans during fiscal 2017 or 2018 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the six months ended March 31, 2017.

11.	INCOME TAXES

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. During the six months ended March 31, 2017 and 2016, based on its analysis, the Company determined there was no need to recognize any liabilities associated with uncertain tax positions.

To calculate the estimated annual effective tax rate, NJR considers forecasted pre-tax book income and estimated permanent book versus tax differences, as well as tax credits associated with solar and wind projects. For investment tax credits the estimate is based on solar projects that are probable of being completed and placed in service during the current fiscal year based on the best information available at each reporting period. For production tax credits, the estimate is based on the forecast of electricity produced during the current fiscal year based on the best information available at each reporting period. Adjustments to the effective tax rate and management's estimates will occur as information and assumptions change.

The forecasted effective tax rates for the six months ended March 31, 2017 and 2016, were 15.6 percent and 17.7 percent, respectively. The decreased effective tax rate is due primarily to an increase in forecasted tax credits for the fiscal year ending September 30, 2017, compared with the prior fiscal year. Forecasted tax credits, net of deferred taxes, were $34.6 million and $27.1 million for fiscal 2017 and 2016, respectively.

To the extent there are discrete tax items that are not included in the forecasted effective tax rate, the actual effective tax rate will differ from the estimated annual effective tax rate. The Company recognized $1.5 million and $1.7 million during the six months ended March 31, 2017 and 2016, respectively, in additional tax benefits associated with the vesting of share-based awards and the release of a valuation allowance associated with state tax net operating losses, as a component of income tax provision in its Unaudited Condensed Consolidated Statements of Operations. Since the tax effects of the awards and the valuation allowance are treated as discrete items, NJR’s actual effective tax rate was 14.8 percent and 16.6 percent as of March 31, 2017 and 2016, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2017, the Company has federal and state income tax net operating losses of approximately $78.7 million and $344.7 million, respectively, which generally have a life of 20 years. The Company has recorded federal and state income tax receivables and deferred tax assets of approximately $27.5 million and $20.2 million, respectively, on the Unaudited Condensed Consolidated Balance Sheets, reflecting the tax benefits associated with these net operating losses. As of September 30, 2016, the Company had federal and state income tax net operating losses of approximately $78.7 million and $310.6 million, respectively, deferred federal and state tax assets of approximately $27.5 million and $18.2 million, respectively.

As of September 30, 2016, the Company recorded a valuation allowance in the amount of $262,000 associated with state net operating loss carryforwards at CR&R. As a result of taxable income generated from the sale of property and available for sale securities during the six months ended March 31, 2017, the Company determined the benefits resulting from the state net operating loss carryforwards at CR&R are more likely than not to be realized prior to their expiration. Accordingly, the Company released the related valuation allowance against these state net operating loss carryforwards. There were no other valuation allowances needed for the Company as of March 31, 2017.

In addition, as of March 31, 2017 and September 30, 2016, the Company had an ITC/PTC carryforward of approximately $111 million and $74 million, respectively, which has a life of 20 years. The Company expects to utilize this entire carryforward, which would begin to expire in fiscal 2034.

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

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through October 2033, for the supply, storage and transportation of natural gas. These contracts include fixed charges of approximately $40 million at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of March 31, 2017, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2017	2018	2019	2020	2021	Thereafter
NJRES:
Natural gas purchases	$179,517	$121,391	$55,395	$—	$—	$—
Storage demand fees	19,525	28,869	16,195	12,913	8,822	8,580
Pipeline demand fees	38,347	48,509	19,057	8,137	7,605	10,403
Sub-total NJRES	$237,389	$198,769	$90,647	$21,050	$16,427	$18,983
NJNG:
Natural gas purchases	$45,266	$11,250	$—	$—	$—	$—
Storage demand fees	14,568	29,187	25,772	14,476	7,802	11,705
Pipeline demand fees	25,400	81,229	116,976	112,555	90,106	732,538
Sub-total NJNG (1)	$85,234	$121,666	$142,748	$127,031	$97,908	$744,243
Total	$322,623	$320,435	$233,395	$148,081	$114,335	$763,226

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

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

NJNG may recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In June 2016, the BPU approved NJNG’s December 2015 filing, which requested approval of its MGP expenditures incurred through June 30, 2015, with recovery of $9.4 million annually related to the SBC RA factor with rates effective July 9, 2016. As of March 31, 2017, $19.1 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $143.9 million to $231.6 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets of $172 million as of September 30, 2016, based on the most likely amount at year end and $165.8 million as of March 31, 2017, which includes adjustments for actual expenditures during fiscal 2017. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

NJNG will continue to seek recovery of MGP-related costs through the RA. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

General

In February 2015, a natural gas fire and explosion occurred in Stafford Township, New Jersey as a result of a natural gas leak emanating from an underground pipe. There were no fatalities, although several employees of NJNG were injured and several homes were damaged. NJNG notified its insurance carrier and believes that any costs associated with the incident, including attorneys’ fees, property damage and other losses, will be substantially covered by insurance. The Company believes the resolution of any potential claims associated with the incident will not have a material effect on its financial condition, results of operations or cash flows. As of March 31, 2017, NJNG estimates that liabilities associated with claims will range between $600,000 and $3.2 million and has accrued the lower end of the range, as we do not believe there is an amount within the range that is more probable than any other.

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

Information related to the Company's various business segments and other operations is detailed below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2017	2016	2017	2016
Operating revenues
Natural Gas Distribution
External customers	$295,546	$242,536	$481,102	$394,142
Clean Energy Ventures
External customers	12,943	7,662	20,510	15,456
Energy Services
External customers (1)	417,608	316,703	756,538	592,885
Intercompany	2,679	3,255	930	5,766
Subtotal	728,776	570,156	1,259,080	1,008,249
Home Services and Other
External customers	7,449	7,292	16,424	15,968
Intercompany	1,055	639	2,086	1,536
Eliminations	(3,734)	(3,894)	(3,016)	(7,302)
Total	$733,546	$574,193	$1,274,574	$1,018,451
Depreciation and amortization
Natural Gas Distribution	$12,263	$11,598	$24,293	$22,836
Clean Energy Ventures	7,923	5,876	14,964	10,986
Energy Services	17	23	33	46
Midstream	2	2	3	3
Subtotal	20,205	17,499	39,293	33,871
Home Services and Other	199	237	420	464
Eliminations	(76)	8	(125)	(109)
Total	$20,328	$17,744	$39,588	$34,226
Interest income (2)
Natural Gas Distribution	$97	$60	$172	$128
Energy Services	—	—	—	72
Midstream	512	450	974	714
Subtotal	609	510	1,146	914
Home Services and Other	132	123	253	160
Eliminations	(633)	(580)	(1,216)	(951)
Total	$108	$53	$183	$123

(1)	Includes sales to Canada, which accounted for 1.5 and 2.9 percent of total operating revenues during the six months ended March 31, 2017 and 2016.

(2)	Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2017	2016	2017	2016
Interest expense, net of capitalized interest
Natural Gas Distribution	$6,392	$4,690	$13,216	$9,278
Clean Energy Ventures	4,055	2,552	7,379	4,605
Energy Services	716	168	1,287	376
Midstream	414	130	470	172
Subtotal	11,577	7,540	22,352	14,431
Home Services and Other	123	105	197	105
Eliminations	(264)	(276)	(498)	(390)
Total	$11,436	$7,369	$22,051	$14,146
Income tax provision (benefit)
Natural Gas Distribution	$30,499	$22,704	$45,386	$36,211
Clean Energy Ventures	(24,756)	(13,916)	(36,643)	(25,650)
Energy Services	16,277	7,805	13,101	12,710
Midstream	1,502	1,530	3,151	3,170
Subtotal	23,522	18,123	24,995	26,441
Home Services and Other	1,066	(1,474)	821	(2,604)
Eliminations	(656)	1,166	134	700
Total	$23,932	$17,815	$25,950	$24,537
Equity in earnings of affiliates
Midstream	$6,119	$3,508	$9,450	$7,053
Eliminations	(1,040)	(1,106)	(2,060)	(2,245)
Total	$5,079	$2,402	$7,390	$4,808
Net financial earnings
Natural Gas Distribution	$60,233	$48,967	$90,581	$79,893
Clean Energy Ventures	22,743	11,807	25,585	19,459
Energy Services	15,746	17,005	19,233	27,309
Midstream	4,948	2,228	7,335	4,572
Subtotal	103,670	80,007	142,734	131,233
Home Services and Other	708	(2,022)	2,250	(1,763)
Eliminations	(272)	(80)	(495)	(298)
Total	$104,106	$77,905	$144,489	$129,172
Capital expenditures
Natural Gas Distribution	$34,744	$47,366	$73,599	$96,406
Clean Energy Ventures	43,120	25,876	89,905	70,882
Subtotal	77,864	73,242	163,504	167,288
Home Services and Other	345	272	516	1,069
Total	$78,209	$73,514	$164,020	$168,357
Investments in equity investees
Midstream	$5,902	$3,102	$10,538	$5,948
Total	$5,902	$3,102	$10,538	$5,948

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2017	2016	2017	2016
Net financial earnings	$104,106	$77,905	$144,489	$129,172
Less:
Unrealized (gain) loss on derivative instruments and related transactions	(54,855)	3,170	(26,553)	2,035
Tax effect	19,679	(1,152)	9,922	(739)
Effects of economic hedging related to natural gas inventory	34,328	(1,054)	16,389	2,759
Tax effect	(12,334)	384	(6,130)	(1,001)
Net income to NFE tax adjustment	2,586	3,204	1,230	2,483
Net income	$114,702	$73,353	$149,631	$123,635

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	March 31, 2017	September 30, 2016
Assets at end of period:
Natural Gas Distribution	$2,572,576	$2,517,401
Clean Energy Ventures	709,289	665,696
Energy Services	328,372	327,626
Midstream	212,439	186,259
Subtotal	3,822,676	3,696,982
Home Services and Other	126,255	109,487
Intercompany assets (1)	(91,572)	(87,899)
Total	$3,857,359	$3,718,570

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	RELATED PARTY TRANSACTIONS

In January 2010, NJNG entered into a 10-year agreement effective April 1, 2010, for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG's BGSS mechanism and are included as a component of regulatory assets.

NJRES may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of March 31, 2017, NJRES has entered into transactions with Steckman Ridge for varying terms, all of which expire by October 2020.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2017	2016	2017	2016
NJNG	$1,383	$1,385	$2,793	$2,774
NJRES	689	692	1,390	1,377
Total	$2,072	$2,077	$4,183	$4,151

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	March 31, 2017	September 30, 2016
NJNG	$780	$775
NJRES	376	375
Total	$1,156	$1,150

NJNG and NJRES have entered into various asset management agreements, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to NJRES. As of March 31, 2017, NJNG and NJRES had three asset management agreements with expiration dates ranging from October 2017 through March 2018.

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

Net income (loss) by business segment and operations are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2017		2016		2017		2016
Net Income (Loss)
Natural Gas Distribution	$60,233	52%	$48,967	66%	$90,581	61%	$79,893	65%
Clean Energy Ventures	20,157	18	8,603	12	24,355	16	16,976	14
Energy Services	30,032	26	13,578	19	25,242	17	22,974	18
Midstream	4,948	4	2,228	3	7,335	5	4,572	4
Home Services and Other	708	1	(2,022)	(3)	2,250	1	(1,763)	(2)
Eliminations (1)	(1,376)	(1)	1,999	3	(132)	—	983	1
Total	$114,702	100%	$73,353	100%	$149,631	100%	$123,635	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in net income during the three and six months ended March 31, 2017, compared with the three and six months ended March 31, 2016, was driven primarily by increases in gross margin at NJNG due primarily to increased base rates resulting from the settlement of the base rate case, tax credits recognized at NJRCEV and gross margin at NJRES related to increased natural gas prices and an increase in unrealized gains on derivative instruments. The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Assets by business segment and operations are as follows:

(Thousands)	March 31, 2017		September 30, 2016
Assets
Natural Gas Distribution	$2,572,576	67%	$2,517,401	68%
Clean Energy Ventures	709,289	18	665,696	18
Energy Services	328,372	9	327,626	9
Midstream	212,439	5	186,259	5
Home Services and Other	126,255	3	109,487	3
Intercompany assets (1)	(91,572)	(2)	(87,899)	(3)
Total	$3,857,359	100%	$3,718,570	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets during the six months ended March 31, 2017, was due primarily to increased cash and receivables due to seasonality and additional utility plant expenditures at NJNG, additional wind and solar expenditures at NJRCEV and an increase in the market value of the DM Common Units along with increased PennEast capital contributions at Midstream.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. The following is a reconciliation of consolidated net (loss) income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
($ in Thousands)	2017	2016	2017	2016
Net income	$114,702	$73,353	$149,631	$123,635
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(54,855)	3,170	(26,553)	2,035
Tax effect	19,679	(1,152)	9,922	(739)
Effects of economic hedging related to natural gas inventory	34,328	(1,054)	16,389	2,759
Tax effect	(12,334)	384	(6,130)	(1,001)
NFE tax adjustment	2,586	3,204	1,230	2,483
Net financial earnings	$104,106	$77,905	$144,489	$129,172
Basic earnings per share	$1.33	$.85	$1.74	$1.44
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(0.64)	0.04	(0.31)	0.03
Tax effect	0.23	(0.01)	0.12	(0.01)
Effects of economic hedging related to natural gas inventory	0.40	(0.01)	0.19	0.03
Tax effect	(0.14)	—	(0.07)	(0.01)
NFE tax adjustment	0.03	0.04	0.01	0.03
Basic NFE per share	$1.21	$0.91	$1.68	$1.51

(1)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NFE by business segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
($ in Thousands)	2017		2016		2017		2016
Net Financial Earnings
Natural Gas Distribution	$60,233	58%	$48,967	63%	$90,581	63%	$79,893	62%
Clean Energy Ventures	22,743	22	11,807	15	25,585	18	19,459	15
Energy Services	15,746	15	17,005	22	19,233	13	27,309	21
Midstream	4,948	4	2,228	3	7,335	5	4,572	4
Home Services and Other	708	1	(2,022)	(3)	2,250	1	(1,763)	(2)
Eliminations (1)	(272)	—	(80)	—	(495)	—	(298)	—
Total	$104,106	100%	$77,905	100%	$144,489	100%	$129,172	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in NFE during the three and six months ended March 31, 2017, compared with the three and six months ended March 31, 2016, was due primarily to increased gross margin at NJNG as previously discussed, an increase in tax credits recognized at NJRCEV, an increase at Home Services and Other due primarily to the gain on sale of available for sale securities and property, partially offset by lower financial margin at NJRES due primarily to fewer market opportunities related to transportation assets and timing of certain transactions related to storage withdrawals along with warmer than normal weather during the six months ended March 31, 2017.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey to approximately 528,000 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. These risks include, but are not limited to, adverse economic conditions, customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

NJNG's operations are managed with the goal of providing safe and reliable service, growing its customer base, diversifying its gross margin, promoting clean energy programs and mitigating the risks discussed above through several key initiatives, including:

•
earning a reasonable rate of return on the investments in its natural gas distribution and transmission businesses, as well as timely recovery of all prudently incurred costs to provide safe and reliable service throughout NJNG's territory;

•	continuing to invest in the safety and integrity of its infrastructure;

•	managing its customer growth rate, which NJNG expects will be approximately 1.7 percent annually through fiscal 2019;

•	maintaining a collaborative relationship with the BPU on regulatory initiatives, including:

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

Infrastructure projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated PIM and infrastructure programs. Below is a summary of NJNG's capital expenditures, including accruals, for the six months ended March 31, 2017, and estimates of expected investments for fiscal 2017 and 2018:
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

On March 31, 2017, NJNG filed its annual petition with the BPU requesting a base rate change in the amount of $4.3 million for the recovery of NJ RISE and SAFE II capital investment costs, with a weighted cost of capital of 6.9 percent including a return on equity of 9.75 percent, related to the period ending June 30, 2017, pursuant to the base rate case order dated September 23, 2016. The filing will be updated to reflect actual results in July 2017, with changes to base rates effective October 1, 2017.

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

NJNG's total customers include the following:

	March 31, 2017	March 31, 2016
Firm customers
Residential	454,464	443,932
Commercial, industrial & other	28,623	27,722
Residential transport	35,019	37,146
Commercial transport	9,818	10,227
Total firm customers	527,924	519,027
Other	48	65
Total customers	527,972	519,092

During the six months ended March 31, 2017 and 2016, respectively, NJNG added 4,130 and 3,655 new customers and converted 406 and 400 existing customers to natural gas heat and other services. This customer growth, as well as commercial customers who switched from interruptible to firm natural gas service, will contribute approximately $2.6 million annually to utility gross margin.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In addition, NJNG currently expects to add approximately 26,000 to 28,000 new customers during the three-year period of fiscal 2017 to 2019. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 55 percent of the growth will come from new construction markets and 45 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG's base rates by approximately $5.2 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Operating Results section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations that follows for a definition and further discussion of utility gross margin.

SAVEGREEN

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives, that are designed to encourage the installation of high-efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two to 10-year period through a tariff rider mechanism.

Since inception, the BPU has approved total SAVEGREEN investments of approximately $219.3 million, of which $143.5 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $20 million. In June 2016, the BPU approved NJNG's extension of SAVEGREEN through December 31, 2018. On October 31, 2016, the BPU approved NJNG’s filing to maintain the existing SAVEGREEN recovery rate. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.75 percent to 10.3 percent.

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

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2017	2016	2017	2016
Weather (1)	$12,943	$9,431	$15,928	$27,593
Usage	(575)	1,806	(700)	6,098
Total	$12,368	$11,237	$15,228	$33,691

(1)
Compared with the CIP 20-year average, weather was 11.1 percent and 11.9 percent warmer-than-normal during the three months ended March 31, 2017 and 2016, respectively, and 9.1 percent and 20.4 percent warmer-than-normal during the six months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, NJNG has $23.8 million in regulatory assets related to CIP to be collected from customers in future periods on the Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2016, NJNG had $37 million in regulatory assets related to CIP to be collected from customers in future periods on the Unaudited Condensed Consolidated Balance Sheets.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The graph below, which illustrates the daily natural gas prices,(1) shows the change in natural gas commodity prices for the six months ended March 31, 2017 and 2016 in the Northeast market region, also known as Tetco M-3:
(1) Data source from Platts, a division of McGraw Hill Financial.

The maximum daily price at Tetco M-3 was $8.71 and $4.74 and the minimum daily price was $0.36 and $0.74 for the six months ended March 31, 2017 and 2016, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

In June 2016, NJNG filed a petition to decrease its BGSS rate for residential and small commercial customers effective October 1, 2016, resulting in a 5.5 percent decrease to the average residential heat customer’s bill. When combined with the proposed CIP increase, the impact of these rate changes would result in an approximate 2.7 percent increase to the average residential heat customer's bill. This petition included proposed bill credits to be issued during the months of November 2016 through February 2017, as a result of a decline in the wholesale price of natural gas. In September 2016, NJNG notified the BPU that the estimated bill credits would be approximately $48 million. Due to weather being approximately 9.1 percent warmer than normal during the months of November 2016 through February 2017, a total of $42 million in bill credits were issued during fiscal 2017, compared with $61.6 million issued during fiscal 2016.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of its natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Should performance of the existing incentives or market conditions warrant, NJNG is permitted to propose a process to re-evaluate and discuss alternative incentive programs annually. Utility gross margin from incentive programs was $6.7 million and $8.3 million during the six months ended March 31, 2017 and 2016, respectively. A more detailed discussion of the impacts to utility gross margin can be found in the Natural Gas Distribution Operating Results section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Environmental Remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs quarterly and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $165.8 million as of March 31, 2017, a decrease of $6.2 million, compared with September 30, 2016.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 3. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2017	2016	2017	2016
Operating revenues	$295,546	$242,536	$481,102	$394,142
Less:
Gas purchases (1)	115,723	86,266	179,909	131,509
Energy and other taxes	17,938	14,496	30,087	22,658
Regulatory rider expense	19,893	21,215	32,494	30,843
Operation and maintenance	33,768	33,882	66,986	63,510
Depreciation and amortization	12,263	11,598	24,293	22,836
Operating income	95,961	75,079	147,333	122,786
Other income, net	1,163	1,282	1,850	2,596
Interest expense, net of capitalized interest	6,392	4,690	13,216	9,278
Income tax provision	30,499	22,704	45,386	36,211
Net income	$60,233	$48,967	$90,581	$79,893

(1)
Includes related party transactions of approximately $3.3 million and $3.9 million for the three months ended March 31, 2017 and 2016, respectively, and $6.1 million and $2.5 million for the six months ended March 31, 2017 and 2016, respectively, a portion of which is eliminated in consolidation.

Operating Revenues and Gas Purchases

During the three and six months ended March 31, 2017, compared with the three and six months ended March 31, 2016, operating revenues increased by 21.9 percent and 22.1 percent, respectively, and gas purchases increased 34.1 percent and 36.8 percent, respectively. The factors contributing to the increases (decreases) in operating revenues and gas purchases are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017 v. 2016		2017 v. 2016
(Millions)	Operating revenues	Gas purchases	Operating revenues	Gas purchases
Firm sales	$5.6	$3.9	$47.9	$23.3
Base rate impact	21.9	—	30.0	—
Bill credits (1)	19.3	18.0	19.6	18.3
Off-system sales	8.3	8.4	13.5	13.7
CIP adjustments	1.1	—	(18.5)	—
Average BGSS rates (2)	(5.9)	(5.4)	(12.3)	(11.5)
Other (3)	2.7	4.6	6.8	4.6
Total increase	$53.0	$29.5	$87.0	$48.4

(1)	Operating revenues includes changes in sales tax of $1.3 million during both the three and six months ended March 31, 2017, compared with the three and six months ended March 31, 2016, respectively.

(2)
Operating revenues includes changes in sales tax of $(500,000) and $(800,000) during the three and six months ended March 31, 2017, compared with the three and six months ended March 31, 2016, respectively.

(3)	Other includes changes in rider rates, including those related to NJCEP and other programs.

The increases in operating revenues and gas purchases during the three and six months ended March 31, 2017, compared with the three and six months ended March 31, 2016 were due primarily to:

•	increased firm sales due primarily to customer growth and higher usage during the six months ended March 31, 2017, related to weather being 11.7 percent colder;

•	increased base rates resulting from the settlement of the base rate case;

•	a decrease in bill credits issued to residential and small commercial customers during the months of November 2016 through February 2017 compared with the same period last year;

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

•
higher off-system sales due primarily to an increase of 66.7 percent and 58.4 percent, respectively, in the average price of gas sold, partially offset by a reduction in volumes of 24.2 percent and 21 percent, respectively; partially offset by

•	a decrease in CIP due primarily to weather, partially offset by changes in the CIP as a result of the settlement of the base rate case.

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

Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure, to NJNG's utility gross margin is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2017	2016	2017	2016
Operating revenues	$295,546	$242,536	$481,102	$394,142
Less:
Gas purchases	115,723	86,266	179,909	131,509
Energy and other taxes	16,706	13,246	27,588	20,154
Regulatory rider expense	19,893	21,215	32,494	30,843
Utility gross margin	$143,224	$121,809	$241,111	$211,636

Utility gross margin consists of three components:

•
utility firm gross margin generated from only the delivery component of either a sales tariff or a transportation tariff from residential and commercial customers who receive natural gas service from NJNG;

•	BGSS incentive programs, where revenues generated or savings achieved from BPU-approved off-system sales, capacity release or storage incentive programs are shared between customers and NJNG; and

•	utility gross margin generated from off-tariff customers, as well as interruptible customers.

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2017		2016		2017		2016
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$96,599	19.7	$78,673	19.3	$159,097	32.3	$133,749	28.2
Commercial, industrial and other	21,119	4.4	18,238	3.7	34,815	6.8	31,517	5.4
Firm transportation	21,165	5.6	19,984	6.2	37,450	10.1	35,531	9.6
Total utility firm gross margin/throughput	138,883	29.7	116,895	29.2	231,362	49.2	200,797	43.2
BGSS incentive programs	2,924	42.5	3,748	55.8	6,708	86.1	8,283	111.7
Interruptible/off-tariff agreements	1,417	11.6	1,166	12.5	3,041	24.9	2,556	28.5
Total utility gross margin/throughput	$143,224	83.8	$121,809	97.5	$241,111	160.2	$211,636	183.4

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Utility Firm Gross Margin

Utility firm gross margin increased $22 million and $30.6 million during the three and six months ended March 31, 2017, respectively, compared with the three and six months ended March 31, 2016, due primarily to the base rate increase of $20.5 million and $28.1 million, respectively. The remaining increase was due to customer growth.

BGSS Incentive Programs

The factors contributing to the decreases in utility gross margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2017 v. 2016	2017 v. 2016
Capacity release	$(517)	$(1,015)
Storage	(185)	(395)
Off-system sales	(122)	(165)
Total decrease	$(824)	$(1,575)

The decrease during the three and six months ended March 31, 2017, compared with the three and six months ended March 31, 2016, was due primarily to a decrease in the value and volume of capacity release.

Operation and Maintenance Expense

The factors contributing to the (decreases) increases in O&M expense is as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2017 v. 2016	2017 v. 2016
Compensation and benefits	$936	$2,231
Base rate amortization	782	1,528
Shared corporate costs	10	1,201
Donations	(1,000)	(1,000)
Other	(842)	(484)
Total (decrease) increase	$(114)	$3,476

O&M expense remained relatively flat during the three months ended March 31, 2017, compared with the three months ended March 31, 2016. The increase in O&M expense during the six months ended March 31, 2017, compared with the six months ended March 31, 2016, was due primarily to:

•
increased compensation costs due primarily to increases in headcount, incentives, as well as the timing of capitalized labor, healthcare premiums and increased pension/OPEB benefit costs related to changes in actuarial assumptions, partially offset by implementation of the spot rate method to measure interest and service cost components;

•	an increase due to the additional amortization of regulatory assets resulting from the settlement of the base rate case; and

•	increased shared corporate costs resulting primarily from increases in headcount, incentives and healthcare premiums; partially offset by

•	decreased charitable donations.

Depreciation Expense

Depreciation expense increased $665,000 and $1.5 million during the three and six months ended March 31, 2017, respectively, compared with the three and six months ended March 31, 2016, as a result of additional utility plant being placed into service, as well as an increase in the overall depreciation rate from 2.34 percent to 2.4 percent resulting from the settlement of the base rate case.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Income

Operating income increased $20.9 million and $24.5 million during the three and six months ended March 31, 2017, respectively, compared with the three and six months ended March 31, 2016, due primarily to the increase in total utility gross margin of $21.4 million and $29.5 million, respectively, partially offset by the increase in depreciation for the three and six months ended March 31, 2017, along with the increase in O&M for the six months ended March 31, 2017, as previously discussed.

Income Tax Provision

Income tax provision increased $7.8 million and $9.2 million during the three and six months ended March 31, 2017, respectively, compared with the three and six months ended March 31, 2016, due primarily to an increase in pre-tax income, as well as an increase in the forecasted effective tax rate resulting from an increase in forecasted pre-tax income.

Net Income

Net income increased $11.3 million and $10.7 million during the three and six months ended March 31, 2017, respectively, compared with the three and six months ended March 31, 2016, due primarily to the increase in operating income, as previously discussed, partially offset by an increase in the tax provision, as previously discussed, an increase in interest expense associated with higher long-term debt outstanding and a decrease in other income related to AFUDC interest earned on infrastructure projects.

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

Solar

Since its inception, Clean Energy Ventures has placed a total of 156 MW of solar capacity into service and as of March 31, 2017, had 25.5 MW under construction. We estimate total solar-related capital expenditures for ITC eligible projects during fiscal 2017 to be between $97 million and $110 million. There were no commercial projects placed into service during the six months ended March 31, 2017 or 2016.

As part of its solar investment portfolio, NJRCEV operates a residential solar program, The Sunlight Advantage®, that provides qualifying homeowners the opportunity to have a solar system installed at their home with no installation or maintenance expenses. NJRCEV owns, operates and maintains the system over the life of the contract in exchange for monthly lease payments. NJRCEV's residential solar leasing program installed approximately 3.5 MW of capacity on 374 homes and 1.8 MW of capacity on 207 homes during the three months ended March 31, 2017 and 2016, respectively, and 6.3 MW of capacity on 688 homes and 2.5 MW of capacity on 291 homes during the six months ended March 31, 2017 and 2016, respectively.

Once a solar installation has received the proper certifications and commences operations, each MWh of electricity produced creates an SREC that represents the renewable energy attribute of the solar-electricity generated that can be sold to third parties, predominantly load-serving entities that are required to comply with the solar requirements under New Jersey's renewable portfolio standard. NJRCEV hedges a portion of its expected SREC production through the use of forward sales contracts. In addition, under the recently updated federal tax guidelines, projects that are placed in service through December 31, 2019, qualify for a 30-percent federal ITC. The credit will decline to 26 percent for property under construction during 2020 and to 22 percent for property under construction during 2021. The ITC will be reduced to 10 percent for any property that is under construction before 2022, but not placed in service before 2024.

Onshore Wind

Clean Energy Ventures invests in small to mid-size onshore wind projects that fit its investment profile and has a total of 126.6 MW of wind capacity as of March 31, 2017. The wind projects are eligible for PTCs for a 10-year period following commencement of operations and have PPAs of various terms in place, which typically govern the sale of energy, capacity and/or renewable energy credits. A $88.9 million, 39.9 MW wind project in Somerset County, Pennsylvania was completed in December 2016.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Clean Energy Ventures' investments are subject to a variety of factors, such as timing of construction schedules, permitting and regulatory processes, uncertainty of energy prices, as well as solar and wind equipment prices, the ability to secure PPAs, delays related to electric grid interconnection, which can affect our ability to commence operations on a timely basis or, at all, economic trends, the ability to access capital or allocation of capital to other investments or business opportunities and other unforeseen events. Solar projects not placed in service, as originally planned prior to the end of a reporting period, may result in a failure to qualify for ITCs and changes in prices on the unhedged portion of SREC production could have a significant adverse impact on earnings with some offset expected from higher wind energy market prices due to the PTC phase out and/or improved efficiencies from lower costs for related turbine technology. Wind projects for which construction of a facility begins after December 31, 2016 through December 31, 2019, will be subject to reduced PTCs, and could have a significant adverse impact on 10 years of forward earnings. PTCs will be phased out from 100 percent in 2016 to 80 percent in 2017, 60 percent in 2018, 40 percent in 2019 and zero thereafter. In addition, since the primary contributors toward the value of qualifying clean energy projects are tax incentives and SRECs, changes in the federal statutes related to the ITC or PTC or in the marketplace and/or relevant legislation surrounding renewable clean energy credits, could also significantly affect earnings.

Operating Results

The financial results of NJRCEV are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2017	2016	2017	2016
Operating revenues	$12,943	$7,662	$20,510	$15,456
Less:
Operation and maintenance	6,145	4,775	10,549	8,632
Depreciation and amortization	7,923	5,876	14,964	10,986
Other taxes	234	203	649	456
Operating loss	(1,359)	(3,192)	(5,652)	(4,618)
Other income, net	815	431	743	549
Interest expense, net	4,055	2,552	7,379	4,605
Income tax benefit	(24,756)	(13,916)	(36,643)	(25,650)
Net income	$20,157	$8,603	$24,355	$16,976

Operating Revenues

Operating revenues increased $5.3 million and $5.1 million during the three and six months ended March 31, 2017, respectively, compared with the three and six months ended March 31, 2016, and is comprised of the following:

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

SREC activity consisted of the following:

	Six Months Ended
	March 31,
	2017	2016
Beginning balance as of October 1,	24,135	33,203
SRECs generated	69,436	57,595
SRECs delivered	(42,669)	(37,232)
Ending balance as of March 31,	50,902	53,566

During the six months ended March 31, 2017, SRECs generated increased 20.6 percent, compared with the six months ended March 31, 2016. The average SREC sales price was $217 and $205 during the three months ended March 31, 2017, and 2016, respectively, and $223 and $212 during the six months ended March 31, 2017, and 2016, respectively.

The following table reflects the hedged percentage of SREC inventory and projected SREC production related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2017	95%
2018	88%

(1)	Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of SRECs/RECs by our solar and wind assets. All related costs are included as a component of O&M expenses on the Unaudited Condensed Consolidated Statements of Operations, including such expenses as facility maintenance and various fees.

Operation and Maintenance Expense

O&M expense increased $1.4 million and $1.9 million during the three and six months ended March 31, 2017, respectively, compared with the three and six months ended March 31, 2016, due primarily to additional maintenance and administrative costs associated with wind and solar projects placed in service and higher shared corporate costs resulting primarily from increases in headcount, incentives and healthcare premiums.

Depreciation Expense

Depreciation expense increased $2 million and $4 million during the three and six months ended March 31, 2017, respectively, compared with the three and six months ended March 31, 2016, as a result of increases in solar and wind capital additions.

Income Tax (Benefit)

Our effective tax rate is significantly impacted by the amount of tax credits forecast to be earned during the fiscal year. GAAP requires us to estimate our annual effective tax rate and use this rate to calculate its year-to-date tax provision. Based on NJRCEV’s forecast of solar projects to be completed and wind production during the fiscal year, our estimated annual effective tax rate for fiscal 2017 is 15.6 percent and $22.4 million and $29.8 million related to tax credits, net of deferred taxes, were recognized during the three and six months ended March 31, 2017, respectively. The annual effective tax rate as of March 31, 2016, was 17.7 percent and $11.7 million and $21.9 million related to tax credits, net of deferred taxes, were recognized during the three and six months ended March 31, 2016, respectively.

Net Income

Net income increased $11.6 million and $7.4 million during the three and six months ended March 31, 2017, respectively, compared with the three and six months ended March 31, 2016, due primarily to an increase in tax benefits recognized due primarily to a lower estimated annual effective tax rate, as well as higher consolidated pre-tax income, an increase in operating revenues as described above, partially offset by increased costs related to depreciation and O&M as discussed above and an increase in interest expense due to higher debt associated with capital expenditures.

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

Accordingly, for NFE purposes, the annual estimated effective tax rate for fiscal 2017 is 12.7 percent and $32.7 million and $39.8 million of tax credits, net of deferred taxes, were recognized during the three and six months ended March 31, 2017, respectively. During the three and six months ended March 31, 2016, the annual estimated effective tax rate for fiscal 2016 was 16.6 percent and $14.9 million and $24.5 million of tax credits, net of deferred taxes, were recognized during the three and six months ended March 31, 2016, respectively.

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

A reconciliation of NJRCEV's net income, the most directly comparable GAAP financial measure to NFE is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2017	2016	2017	2016
Net income	$20,157	$8,603	$24,355	$16,976
Add:
Net income to NFE tax adjustment	2,586	3,204	1,230	2,483
Net financial earnings	$22,743	$11,807	$25,585	$19,459

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

NJRES also provides management of storage and transportation assets for natural gas producers and regulated utilities, as well as commodity supply for various end-users. These management transactions typically involve the release of producer/utility owned storage and/or transportation capacity in combination with either an obligation to purchase and/or deliver physical natural gas. In addition to the contractual purchase and/or sale of physical natural gas, NJRES generates or pays fee-based margin in exchange for its active management and may provide the producer and/or utility with additional margin based on actual results.

In conjunction with the active management of these contracts, NJRES generates financial margin by identifying market opportunities and simultaneously entering into natural gas purchase/sale, storage or transportation contracts and financial derivative contracts. In cases where storage is utilized to fulfill these contracts, these forecast sales and/or purchases are economically hedged through the use of financial derivative contracts. The financial derivative contracts consist primarily of exchange-traded futures, options, and swap contracts, and are frequently used to lock in transactional cash flows and to help manage volatility in natural gas market prices. Generally, when its storage and transportation contracts are exposed to periods of increased market volatility, NJRES is able to implement strategies that allow them to capture margin by improving the respective time or geographic spreads on a forward basis.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJRES accounts for its physical and financial derivative instruments at fair value on the Unaudited Condensed Consolidated Balance Sheets. Changes in fair value are included in earnings as a component of operating revenue and/or gas purchases, and gas purchases, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Volatility in reported net income at NJRES can occur over periods of time due to changes in the fair value of derivatives as well as timing differences related to certain transactions. Unrealized gains and losses can fluctuate as a result of changes in the price of natural gas, SRECs and foreign currency from the original transaction price compared with the market price of natural gas at each reporting date. Volatility in earnings can also occur as a result of timing differences between derivative settlements and the sale of the underlying physical commodity. For example, when a financial instrument settles and the physical natural gas is injected into storage, the realized gains and losses associated with the financial instrument are recognized in earnings. However, the gains and losses associated with the physical natural gas are not recognized in earnings until the natural gas inventory is withdrawn, at which time NJRES realizes the entire margin on the transaction.

Operating Results

The financial results of NJRES are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2017	2016	2017	2016
Operating revenues (1)	$420,287	$319,958	$757,468	$598,651
Less:
Gas purchases (including demand charges (2)(3))	368,482	293,994	707,569	554,233
Operation and maintenance	4,451	4,174	9,469	7,931
Depreciation and amortization	17	23	33	46
Other taxes	312	216	767	453
Operating income	47,025	21,551	39,630	35,988
Other income	—	—	—	72
Interest expense, net	716	168	1,287	376
Income tax provision	16,277	7,805	13,101	12,710
Net income	$30,032	$13,578	$25,242	$22,974

(1)
Includes related party transactions of approximately $2.7 million and $3.3 million for the three months ended March 31, 2017 and 2016, respectively, and $930,000 and $5.8 million for the six months ended March 31, 2017 and 2016, respectively, which is eliminated in consolidation.

(2)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to ten years.

(3)
Includes related party transactions of approximately $1.2 million and $6.1 million for the three months ended March 31, 2017 and 2016, respectively, and $2.3 million and $12.3 million for the six months ended March 31, 2017 and 2016, respectively, a portion of which is eliminated in consolidation.

NJRES' portfolio of financial derivative instruments are composed of:

	Six Months Ended
	March 31,
(in Bcf)	2017	2016
Net short futures contracts	64.2	88.6
Net long options	—	3.6

Operating Revenues and Gas Purchases

Operating revenues increased $100.3 million and gas purchases increased $74.5 million during the three months ended March 31, 2017, compared with the three months ended March 31, 2016, due primarily to an approximate 58.9 percent increase in the average price of natural gas, as well as an increase of $63 million in unrealized gains on derivative instruments, partially offset by an increase of $35.4 million related to changes in the economic hedging of natural gas inventory and a 12.4 percent decrease in sales volumes.

Operating revenues increased $158.8 million and gas purchases increased $153.3 million during the six months ended March 31, 2017, compared with the six months ended March 31, 2016, due primarily to an approximate 44.5 percent increase in the average price of natural gas and an increase of $30 million in unrealized gains on derivative instruments, partially offset by a decrease of $13.6 million related to changes in the economic hedging of natural gas inventory and a 8.9 percent decrease in sales volumes.

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

Operation and Maintenance Expense

O&M expense increased $277,000 and $1.5 million during the three and six months ended March 31, 2017, respectively, compared with the three and six months ended March 31, 2016, due primarily to increases in compensation and shared corporate costs.

Net Income

Net income increased $16.5 million and $2.3 million during the three and six months ended March 31, 2017, respectively, compared with the three and six months ended March 31, 2016, due primarily to higher gross margin as previously discussed, partially offset by an increase in the tax provision related primarily to the increase in unrealized gains on derivative instruments, an increase in interest expense due primarily to increased borrowing and higher O&M as previously discussed.

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

Financial Margin

The following table is a computation of NJRES' financial margin:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2017	2016	2017	2016
Operating revenues (1)	$420,287	$319,958	$757,468	$598,651
Less: Gas purchases	368,482	293,994	707,569	554,233
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(56,581)	6,432	(25,989)	4,045
Effects of economic hedging related to natural gas inventory (2)	34,328	(1,054)	16,389	2,759
Financial margin	$29,552	$31,342	$40,299	$51,222

(1)
Includes unrealized (gains) related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $1.7 million and $(3.3) million for the three months ended March 31, 2017 and 2016, respectively, and $(564,000) and $(2) million for the six months ended March 31, 2017 and 2016, respectively.

(2)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of operating income, the closest GAAP financial measure, to NJRES' financial margin is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2017	2016	2017	2016
Operating income	$47,025	$21,551	$39,630	$35,988
Add:
Operation and maintenance	4,451	4,174	9,469	7,931
Depreciation and amortization	17	23	33	46
Other taxes	312	216	767	453
Subtotal	51,805	25,964	49,899	44,418
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(56,581)	6,432	(25,989)	4,045
Effects of economic hedging related to natural gas inventory	34,328	(1,054)	16,389	2,759
Financial margin	$29,552	$31,342	$40,299	$51,222

Financial margin decreased $1.8 million and $10.9 million during the three and six months ended March 31, 2017, respectively, compared with the three and six months ended March 31, 2016, due primarily to fewer market opportunities related to transportation assets and timing of certain transactions related to storage withdrawals along with warmer than normal weather during the six months ended March 31, 2017.

Net Financial Earnings

A reconciliation of NJRES' net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2017	2016	2017	2016
Net income	$30,032	$13,578	$25,242	$22,974
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(56,581)	6,432	(25,989)	4,045
Tax effect (1)	20,301	(2,335)	9,721	(1,468)
Effects of economic hedging related to natural gas inventory	34,328	(1,054)	16,389	2,759
Tax effect	(12,334)	384	(6,130)	(1,001)
Net financial earnings	$15,746	$17,005	$19,233	$27,309

(1)
Includes taxes related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $622,000 and $1.2 million during the three months ended March 31, 2017 and 2016, respectively, and $201,000 and $729,000 for the six months ended March 31, 2017 and 2016, respectively.

NFE decreased $1.3 million and $8.1 million during the three and six months ended March 31, 2017, respectively, compared with the three and six months ended March 31, 2016, due primarily to lower financial margin and higher O&M, as previously discussed, partially offset by a decrease in the tax provision related to the decrease in financial margin.

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

Midstream Segment

Overview

Our Midstream segment invests in natural gas assets, such as natural gas transportation and storage facilities. We believe that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide a growth opportunity for us. To that end, we have a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates and a 20 percent ownership interest in PennEast, a natural gas pipeline, which is estimated to be in service by the first quarter of fiscal 2019. As of March 31, 2017, our net investments in Steckman Ridge and PennEast were $121.8 million and $31.1 million, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

The financial results of our Midstream segment are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2017	2016	2017	2016
Equity in earnings of affiliates	$6,119	$3,508	$9,450	$7,053
Other income, net	$991	$843	$1,908	$1,475
Income tax provision	$1,502	$1,530	$3,151	$3,170
Net income	$4,948	$2,228	$7,335	$4,572

Equity in earnings of affiliates increased $2.6 million and $2.4 million during the three and six months ended March 31, 2017, respectively, compared with the three and six months ended March 31, 2016, due primarily to the AFUDC interest earned at PennEast.

Other income increased $148,000 and $433,000 for the three and six months ended March 31, 2017, compared with the three and six months ended March 31, 2016, respectively, due primarily to increased dividend income from the DM Common Units.

Net income increased $2.7 million and $2.8 million during the three and six months ended March 31, 2017, respectively, compared with the three and six months ended March 31, 2016, due primarily to the increase in equity in earnings of affiliates, as discussed above.

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

Operating Results

The consolidated financial results of Home Services and Other are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2017	2016	2017	2016
Operating revenues	$8,504	$7,931	$18,510	$17,504
Operation and maintenance	$8,417	$10,383	$18,581	$19,776
Energy and other taxes	$993	$927	$2,069	$1,910
Other income, net	$3,001	$225	$5,828	$384
Income tax provision (benefit)	$1,066	$(1,474)	$821	$(2,604)
Net income (loss)	$708	$(2,022)	$2,250	$(1,763)

Operating revenue increased $573,000 and $1 million during the three and six months ended March 31, 2017, respectively, compared with the three and six months ended March 31, 2016, due primarily to increased furnace/air conditioner combination installations at NJRHS related to increased marketing promotions as well as increased solar installations.

O&M expense decreased $2 million and $1.2 million during the three and six months ended March 31, 2017, respectively, compared with the three and six months ended March 31, 2016, due primarily to a pre-tax gain of $1.9 million, associated with the sale of a 56,400 square foot office building on five acres of land located in Monmouth County in March 2017, partially off set by increased labor costs resulting from higher headcount and incentives as well as increased healthcare premiums.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Other income increased $2.8 million and $5.4 million during the three and six months ended March 31, 2017, respectively, compared with the three and six months ended March 31, 2016, due primarily to the sale of available for sale securities, which resulted in a pre-tax gain of $2.8 million and $5.4 million, respectively.

The income tax provision increased $2.5 million and $3.4 million during the three and six months ended March 31, 2017, respectively, compared with the three and six months ended March 31, 2016, due primarily to the increase in other income as described above.

Net income increased $2.7 million and $4 million during the three and six months ended March 31, 2017, respectively, compared with the three and six months ended March 31, 2016, due primarily to the increase in other income and operating revenue along with the decrease in O&M, partially offset by the increase in the income tax provision discussed above.

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

Our consolidated capital structure was as follows:

	March 31, 2017	September 30, 2016
Common stock equity	50%	48%
Long-term debt	39	44
Short-term debt	11	8
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. On December 14, 2015, we registered an additional 5 million shares of our common stock for issuance under the DRP. We raised $9.7 million and $8.2 million of equity through the DRP, by issuing approximately 279,000 and 260,000 shares of treasury stock, during the six months ended March 31, 2017 and 2016, respectively.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of March 31, 2017, we repurchased a total of approximately 17 million of those shares and may repurchase an additional 2.4 million shares under the approved program. There were 105,000 and 34,700 shares repurchased during the six months ended March 31, 2017 and 2016, respectively.

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

We believe that as of March 31, 2017, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of March 31, 2017, NJR had a revolving credit facility totaling $425 million, as described below, with $173.7 million available under the facility.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of March 31, 2017, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $249.3 million.

Due to the seasonal nature of natural gas prices and demand and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in November and December.

Short-term borrowings were as follows:

	Three Months Ended	Six Months Ended
(Thousands)	March 31, 2017
NJR
Notes Payable to banks:
Balance at end of period	$237,900	$237,900
Weighted average interest rate at end of period	1.75%	1.75%
Average balance for the period	$253,768	$227,466
Weighted average interest rate for average balance	1.70%	1.58%
Month end maximum for the period	$258,500	$284,600

NJR

As noted above, based on its average borrowings during the six months ended March 31, 2017, NJR's average interest rate was 1.58 percent, resulting in interest expense of $1.8 million.

As of March 31, 2017, NJR had six letters of credit outstanding totaling $13.4 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

NJNG had no outstanding short-term borrowings during the six months ended March 31, 2017.

As of March 31, 2017, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Short-Term Debt Covenants

Borrowings under the NJR Credit Facility and the NJNG Credit Facility are conditioned upon compliance with a maximum leverage ratio (consolidated total indebtedness to consolidated total capitalization as defined in the applicable agreements), of not more than .65 to 1.00 at any time. These revolving credit facilities contain customary representations and warranties for transactions of this type. They also contain customary events of default and certain covenants that will limit NJR's or NJNG's ability, beyond agreed upon thresholds, to, among other things:

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

Long-Term Debt

NJR

As of March 31, 2017, NJR has the following outstanding:

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG

As of March 31, 2017, NJNG's long-term debt consisted of $575 million in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2018 to 2046, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $34.2 million in capital leases with various maturities ranging from 2017 to 2025.

On January 17, 2017, the Company completed the purchase of three FMBs in lieu of redemption with an aggregate principal amount totaling $35.8 million. The FMBs bore interest at rates ranging from 4.5 percent to 4.9 percent. The bonds purchased in lieu of redemption are being held by the Company to provide an opportunity to evaluate remarketing alternatives.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Upon the occurrence and continuance of such an Event of Default, the Mortgage Indenture, subject to any provisions of law applicable thereto, provides that the Trustee may take possession and conduct the business of NJNG, may sell the trust estate, or proceed to foreclose the lien pursuant to the Mortgage Indenture. The interest rate on defaulted principal and interest, to the extent permitted by law, on the FMBs issued under the Mortgage Indenture is the rate stated in the applicable supplement or, if no such rate is stated, six percent per annum.

Sale-Leaseback

NJNG received $9.6 million and $7.1 million in December 2016 and 2015, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1 million during the six months ended March 31, 2017. NJNG did not exercise early purchase options during the six months ended March 31, 2016. NJNG continues to evaluate this sale-leaseback program based on current market conditions.

Contractual Obligations

NJNG's total capital expenditures are projected to be $177.6 million and $337.2 million, in fiscal 2017 and 2018, respectively. Total capital expenditures spent or accrued during the six months ended March 31, 2017 were $74.1 million. NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of March 31, 2017, NJNG's future MGP expenditures are estimated to be $165.8 million. For a more detailed description of MGP expenditures see Note 12. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJRCEV's expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, NJRCEV enters into agreements to install solar equipment involving both residential and commercial projects. During the six months ended March 31, 2017, capital expenditures related to the purchase and installation of solar equipment were $57.6 million. An additional $40.7 million has been committed for solar projects to be placed into service during fiscal 2017 and beyond. We estimate solar-related capital expenditures for ITC eligible projects in fiscal 2017 to be between $97 million and $110 million.

During the first quarter of fiscal 2017, NJRCEV completed construction of a $88.9 million, 39.9 MW onshore wind project in Somerset County, Pennsylvania. NJRCEV continues to seek additional wind investment opportunities.

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

We expect our expenditures related to our investment in the PennEast pipeline project to total between $25 million and $35 million in fiscal 2017.

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

Off-Balance-Sheet Arrangements

Our off-balance-sheet arrangements consist of guarantees covering approximately $268.8 million of natural gas purchases, SREC sales and demand fee commitments and outstanding letters of credit totaling $14.1 million.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Cash Flow

Operating Activities

Cash flows from operating activities during the six months ended March 31, 2017, totaled $171.8 million compared with $118 million during the six months ended March 31, 2016. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The increase of $53.8 million in operating cash flows during the six months ended March 31, 2017, compared with the six months ended March 31, 2016, was due primarily to a discretionary contribution of $30 million to our pension plan during fiscal 2016 that did not recur in fiscal 2017 and increased recovery of regulatory assets versus the timing of expenditures, partially offset by increased working capital at NJNG due primarily to colder weather and increased customer usage.

Investing Activities

Cash flows used in investing activities totaled $155.9 million during six months ended March 31, 2017, compared with $171.4 million during the six months ended March 31, 2016. The decrease of $15.6 million was due primarily to a decrease in utility plant expenditures of $22.8 million, proceeds of $6.6 million from the sale of available for sale securities and $9.4 million from the sale of an office building, net of closing costs along with a decrease in wind investment expenditures of $6.9 million, partially offset by an increase of $26 million in solar expenditures and $4.6 million for its investment in PennEast.

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

Cash flows from financing activities totaled $39.3 million during the six months ended March 31, 2017, compared with $50.4 million during the six months ended March 31, 2016. The decrease of $11.1 million is due primarily to the call and purchase of three FMBs in lieu of redemption totaling $35.8 million, along with an increase in treasury shares repurchased, partially offset by an increase in short-term borrowings at NJR.

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

Our regulated and deregulated businesses are subject to market risk due to fluctuations in the price of natural gas. To economically hedge against such fluctuations, we have entered into forwards, futures, options and swap agreements. To manage these derivative instruments, we have well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. Our natural gas businesses are conducted through two of our operating subsidiaries. NJNG is a regulated utility that uses futures, options and swaps to provide relative price stability, and its recovery of natural gas costs is governed by the BPU. NJRES uses futures, options, swaps and physical contracts to economically hedge purchases and sales of natural gas.

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2016	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2017
NJNG	$(2,485)	$6,831	$3,034	$1,312
NJRES	(21,742)	5,262	(12,208)	(4,272)
Total	$(24,227)	$12,093	$(9,174)	$(2,960)

There were no changes in methods of valuations during the six months ended March 31, 2017.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of fair market value of financial derivatives at March 31, 2017, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2017	2018	2019 - 2021	After 2021	Total Fair Value
Price based on ICE	(326)	(2,257)	(377)	—	(2,960)
Total	$(326)	$(2,257)	$(377)	$—	$(2,960)

The following is a summary of financial derivatives by type as of March 31, 2017:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
NJNG	Futures	24.6	$2.26-$3.36	$1,312
NJRES	Futures	(64.2)	$1.63-$4.76	(4,272)
Total				$(2,960)

(1)	Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2016	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2017
NJNG - Prices based on other external data	$(919)	(961)	(1,927)	$47
NJRES - Prices based on other external data	(2,891)	(2,280)	(12,287)	7,116
Total	$(3,810)	(3,241)	(14,214)	$7,163

The following table reflects the changes in the fair market value of interest rate contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2016	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2017
NJNG - Prices based on other external data	$(23,073)	18,681	—	$(4,392)

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $13.9 million. This analysis does not include potential changes to reported credit adjustments embedded in the $(7.1) million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(6,935)	$(13,871)	$(20,806)	$(27,742)
Ending derivative fair value	$(7,081)	$(14,016)	$(20,952)	$(27,887)	$(34,823)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$6,935	$13,871	$20,806	$27,742
Ending derivative fair value	$(7,081)	$(146)	$6,790	$13,725	$20,661

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of March 31, 2017. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES' & NJRCEV's counterparty credit exposure as of March 31, 2017, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$148,951	$122,365
Noninvestment grade	35,145	16,767
Internally rated investment grade	8,892	2,432
Internally rated noninvestment grade	11,877	2,926
Total	$204,865	$144,490

NJNG's counterparty credit exposure as of March 31, 2017, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$6,367	$5,501
Noninvestment grade	236	—
Internally rated investment grade	82	—
Internally rated noninvestment grade	15,237	3,829
Total	$21,922	$9,330

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2016, and is set forth in Part I, Item 1, Note 12. Commitment and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements. No legal proceedings became reportable during the quarter ended March 31, 2017, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended March 31, 2017:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
1/01/17 - 1/31/17	—	$—	—	2,431,053
2/01/17 - 2/28/17	—	—	—	2,431,053
3/01/17 - 3/31/17	—	—	—	2,431,053
Total	—	$—	—	2,431,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of March 31, 2017, included 19.5 million shares of common stock for repurchase, of which, approximately 2.4 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended March 31, 2017, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	May 5, 2017
By:/s/ Patrick Migliaccio
Patrick Migliaccio
Senior Vice President and
Chief Financial Officer