Form 10-Q
period 2017-06-30
NEW JERSEY RESOURCES CORP
filed 2017-08-02
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of July 31, 2017 was 86,538,661.

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

FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles of the United States
Home Services and Other	Home Services and Other Operations (formerly Retail and Other Operations)
ICE	Intercontinental Exchange
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
LNG	Liquefied Natural Gas
MGP	Manufactured Gas Plant
Moody's	Moody's Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
NFE	Net Financial Earnings
NGV	Natural Gas Vehicles
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	NJNG's $250 million unsecured committed credit facility expiring in May 2019
NJR Credit Facility	NJR's $425 million unsecured committed credit facility expiring in September 2020
NJR Energy	NJR Energy Corporation
NJR or The Company	New Jersey Resources Corporation
NJRCEV	NJR Clean Energy Ventures Corporation

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

NJRES	NJR Energy Services Company
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
O&M	Operation and Maintenance
OCI	Other Comprehensive Income
OPEB	Other Postemployment Benefit Plans
PennEast	PennEast Pipeline Company, LLC
PIM	Pipeline Integrity Management
PPA	Power Purchase Agreement
PTC	Federal Production Tax Credit
RA	Remediation Adjustment
REC	Renewable Energy Certificate
S&P	Standard & Poor's Financial Services, LLC
SAFE	Safety Acceleration and Facility Enhancement
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
SREC	Solar Renewable Energy Certificate
SRL	Southern Reliability Link
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Superstorm Sandy	Post-Tropical Cyclone Sandy
Talen	Talen Energy Marketing, LLC
Tetco	Texas Eastern Transmission
The Exchange Act	The Securities Exchange Act of 1934, as amended
Trustee	U.S. Bank National Association
U.S.	The United States of America
USF	Universal Service Fund

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2017	2016	2017	2016
OPERATING REVENUES
Utility	$121,362	$119,206	$602,464	$513,348
Nonutility	336,161	274,007	1,129,633	898,316
Total operating revenues	457,523	393,213	1,732,097	1,411,664
OPERATING EXPENSES
Gas purchases:
Utility	47,124	45,700	220,889	174,739
Nonutility	299,971	288,510	1,005,231	830,481
Related parties	2,076	2,108	6,259	6,259
Operation and maintenance	55,613	51,467	160,183	150,825
Regulatory rider expenses	5,216	6,360	37,710	37,203
Depreciation and amortization	20,760	18,671	60,348	52,897
Energy and other taxes	8,796	8,726	42,382	34,205
Total operating expenses	439,556	421,542	1,533,002	1,286,609
OPERATING INCOME (LOSS)	17,967	(28,329)	199,095	125,055
Other income, net	3,273	2,306	12,387	6,432
Interest expense, net of capitalized interest	11,164	7,787	33,215	21,933
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	10,076	(33,810)	178,267	109,554
Income tax (benefit) provision	(5,816)	(14,190)	20,134	10,347
Equity in earnings of affiliates	3,065	2,257	10,455	7,065
NET INCOME (LOSS)	$18,957	$(17,363)	$168,588	$106,272

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.22	$(0.20)	$1.95	$1.24
Diluted	$0.22	$(0.20)	$1.94	$1.23
DIVIDENDS DECLARED PER COMMON SHARE	$0.255	$0.24	$0.765	$0.72
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	86,408	85,960	86,257	85,823
Diluted	87,267	85,960	87,088	86,691

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended		Nine Months Ended
		June 30,		June 30,
(Thousands)		2017	2016	2017	2016
Net income (loss)		$18,957	$(17,363)	$168,588	$106,272
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on available for sale securities, net of tax of $2,375, $3,754, $(2,081), and $(2,014), respectively		$(3,622)	$(5,313)	3,301	2,888
Net unrealized (loss) on derivatives, net of tax of $0, $2, $0 and $0, respectively	(1)	—	(5)	—	—
Adjustment to postemployment benefit obligation, net of tax of $(217), $(174), $(651), and $(523) respectively		318	256	953	769
Other comprehensive (loss) income		$(3,304)	$(5,062)	4,254	3,657
Comprehensive income (loss)		$15,653	$(22,425)	$172,842	$109,929

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

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,
(Thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$168,588	$106,272
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) loss on derivative instruments	(42,534)	57,910
Gain on sale of property and available for sale securities, net	(7,287)	—
Depreciation and amortization	60,348	52,897
Allowance for equity used during construction	(2,738)	(3,959)
Allowance for bad debt expense	916	1,170
Deferred income taxes	48,024	21,655
Manufactured gas plant remediation costs	(6,923)	(5,070)
Distributions received from equity investees, net of equity in earnings	(334)	3,420
Cost of removal - asset retirement obligations	(363)	(99)
Contributions to postemployment benefit plans	(4,640)	(32,325)
Tax benefit from stock-based compensation	1,284	1,701
Changes in:
Components of working capital	(26,843)	(93,014)
Other noncurrent assets	27,930	(23,615)
Other noncurrent liabilities	7,668	9,656
Cash flows from operating activities	223,096	96,599
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Expenditures for:
Utility plant	(92,833)	(111,751)
Solar and wind equipment	(121,958)	(115,736)
Real estate properties and other	(933)	(1,466)
Cost of removal	(23,001)	(21,342)
Investments in equity investees	(24,097)	(8,689)
Distribution from equity investees in excess of equity in earnings	2,179	1,915
Withdrawal from restricted cash construction fund	1,302	989
Proceeds from sale of property, net of closing costs	9,443	748
Proceeds from sale of available for sale securities	6,639	—
Cash flows (used in) investing activities	(243,259)	(255,332)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term debt	141,700	178,275
Proceeds from long-term debt	—	125,000
Payments of long-term debt	(43,454)	(7,800)
Proceeds from sale-leaseback transaction	9,587	7,107
Payments of common stock dividends	(65,909)	(61,775)
Proceeds from issuance of common stock	13,802	12,173
Purchases of treasury stock	(6,355)	(1,008)
Tax withholding payments related to net settled stock compensation	(4,595)	(3,359)
Cash flows from financing activities	44,776	248,613
Change in cash and cash equivalents	24,613	89,880
Cash and cash equivalents at beginning of period	37,546	4,928
Cash and cash equivalents at end of period	$62,159	$94,808
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(26,487)	$9,846
Inventories	4,003	1,569
Recovery of gas costs	(4,610)	(9,377)
Gas purchases payable	11,931	(27,663)
Gas purchases payable - related parties	(2)	(410)
Prepaid and accrued taxes	(22,820)	(1,422)
Accounts payable and other	(3,973)	(23,961)
Restricted broker margin accounts	27,314	(48,715)
Customers' credit balances and deposits	(12,873)	2,534
Other current assets	674	4,585
Total	$(26,843)	$(93,014)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid (received) for:
Interest (net of amounts capitalized)	$30,128	$21,492
Income taxes	$(4,178)	$923
Accrued capital expenditures	$32,826	$22,105

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	June 30, 2017	September 30, 2016
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$2,199,762	$2,107,375
Construction work in progress	110,627	122,268
Solar and wind equipment, real estate properties and other, at cost	819,859	631,696
Construction work in progress	11,325	93,791
Total property, plant and equipment	3,141,573	2,955,130
Accumulated depreciation and amortization, utility plant	(481,213)	(467,702)
Accumulated depreciation and amortization, solar and wind equipment, real estate properties and other	(103,379)	(79,776)
Property, plant and equipment, net	2,556,981	2,407,652
CURRENT ASSETS
Cash and cash equivalents	62,159	37,546
Customer accounts receivable
Billed	167,128	142,658
Unbilled revenues	6,953	5,744
Allowance for doubtful accounts	(4,973)	(4,865)
Regulatory assets	57,039	54,286
Gas in storage, at average cost	201,682	206,251
Materials and supplies, at average cost	11,344	10,778
Prepaid and accrued taxes	55,919	34,179
Derivatives, at fair value	24,718	29,964
Restricted broker margin accounts	20,143	47,644
Asset held for sale	—	7,660
Other	35,438	35,419
Total current assets	637,550	607,264
NONCURRENT ASSETS
Investments in equity method investees	166,470	141,148
Regulatory assets	388,767	441,294
Derivatives, at fair value	5,915	5,227
Available for sale securities	59,887	55,789
Other	62,356	60,196
Total noncurrent assets	683,395	703,654
Total assets	$3,877,926	$3,718,570

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands)	June 30, 2017	September 30, 2016
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding June 30, 2017 — 86,465,874; September 30, 2016 — 86,086,355	$222,249	$221,654
Premium on common stock	219,305	215,580
Accumulated other comprehensive loss, net of tax	(10,901)	(15,155)
Treasury stock at cost and other; shares June 30, 2017 — 2,433,772; September 30, 2016 — 2,575,139	(74,145)	(81,044)
Retained earnings	928,093	825,556
Common stock equity	1,284,601	1,166,591
Long-term debt	897,703	1,055,038
Total capitalization	2,182,304	2,221,629
CURRENT LIABILITIES
Current maturities of long-term debt	186,292	61,452
Short-term debt	263,400	121,700
Gas purchases payable	151,380	139,452
Gas purchases payable to related parties	1,151	1,150
Accounts payable and other	88,604	107,184
Dividends payable	22,049	21,975
Accrued taxes	—	1,080
Regulatory liabilities	76	9,469
New Jersey clean energy program	15,363	14,232
Derivatives, at fair value	27,602	61,080
Customers' credit balances and deposits	19,961	32,834
Total current liabilities	775,878	571,608
NONCURRENT LIABILITIES
Deferred income taxes	523,384	473,847
Deferred investment tax credits	4,377	4,619
Deferred gain	27,924	28,519
Derivatives, at fair value	2,593	25,252
Manufactured gas plant remediation	161,016	172,000
Postemployment employee benefit liability	140,050	141,604
Regulatory liabilities	20,050	41,411
Asset retirement obligation	30,714	28,379
Other	9,636	9,702
Total noncurrent liabilities	919,744	925,333
Commitments and contingent liabilities (Note 12)
Total capitalization and liabilities	$3,877,926	$3,718,570

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and operates certain unregulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company provides natural gas utility service to approximately 528,600 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment;

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

Gas in Storage

The following table summarizes gas in storage, at average cost by company as of:

	June 30, 2017		September 30, 2016
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
NJRES	$150,303	54.9	$130,493	62.0
NJNG	51,379	15.3	75,758	21.3
Total	$201,682	70.2	$206,251	83.3

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales Tax Accounting

Sales tax that is collected from customers is presented in both operating revenues and operating expenses on the Unaudited Condensed Consolidated Statements of Operations was $6.6 million and $34.7 million during the three and nine months ended June 30, 2017, respectively, and $6.5 million and $27.2 million during the three and nine months ended June 30, 2016, respectively. Effective January 1, 2017, the New Jersey sales tax rate decreased from 7 percent to 6.875 percent.

Sale of Asset

On March 8, 2017, CR&R sold a 56,400 square foot office building on five acres of land located in Monmouth County for $9.4 million, net of closing costs, generating a pre-tax gain of $1.9 million, which was recognized as a component of O&M on the Unaudited Condensed Consolidated Statements of Operations.

Available for Sale Securities

Included in available for sale securities on the Unaudited Condensed Consolidated Balance Sheets are investments in two publicly traded energy companies. The Company's available for sale securities had a fair value of $59.9 million and $55.8 million as of June 30, 2017 and September 30, 2016, respectively. Total unrealized gains associated with these investments are included as a part of accumulated other comprehensive income, a component of common stock equity and were $12.5 million, $7.5 million after tax, and $7.2 million, $4.2 million after tax, as of June 30, 2017 and September 30, 2016, respectively.

During the nine months ended June 30, 2017, NJR received proceeds of approximately $6.6 million from the sale of available for sale securities and realized a pre-tax gain of $5.4 million, which is included in other income, net on the Unaudited Condensed Consolidated Statements of Operations. Reclassifications of realized gains out of other comprehensive income into income are determined based on average cost.

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

(Thousands)	June 30, 2017		September 30, 2016
NJRES	$104,582	63%	$102,884	72%
NJNG (1)	56,302	34	30,951	22
NJRCEV	2,437	1	1,807	1
NJRHS and other	3,807	2	7,016	5
Total	$167,128	100%	$142,658	100%

(1)	Does not include unbilled revenues of $7 million and $5.7 million as of June 30, 2017 and September 30, 2016, respectively.

Loans Receivable

NJNG currently provides loans, with terms ranging from three to 10 years, to customers that elect to purchase and install certain energy efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Unaudited Condensed Consolidated Balance Sheets. The Company recorded $8.6 million and $7.8 million in other current assets and $40.9 million and $39.5 million in other noncurrent assets as of June 30, 2017 and September 30, 2016, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans.

NJNG's policy is to establish an allowance for doubtful accounts when loan balances are in arrears for more than 60 days. As of June 30, 2017 and September 30, 2016, there was no allowance for doubtful accounts established for the SAVEGREEN loans.

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

Other Recent Updates to the Accounting Standards Codification

Revenue

In May 2014, the FASB issued ASU No. 2014-09, and added Topic 606, Revenue from Contracts with Customers, to the ASC. ASC 606 supersedes ASC 605, Revenue Recognition, as well as most industry-specific guidance, and prescribes a single, comprehensive revenue recognition model designed to improve financial reporting comparability across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU No. 2015-14, which defers the implementation of the new guidance for one year. The new guidance will not be early adopted and will become effective for the Company’s fiscal year

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ending September 30, 2019, and interim periods within that year. The Company continues to evaluate the provisions of ASC 606, however, based on the review of customer contracts to date, it is not anticipating a material impact to its financial position, results of operations or cash flows upon adoption. The Company anticipates significant new disclosures as a result of the new standard and currently expects to transition to the new guidance using the modified retrospective approach. The Company is also monitoring industry specific developments that may have an impact.

Inventory

In July 2015, the FASB issued ASU No. 2015-11, an amendment to ASC 330, Inventory, which requires entities to measure most inventory “at the lower of cost or net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The guidance is effective for the Company’s fiscal year ending September 30, 2018, and interim periods within that year. Upon adoption, the amendment will be applied on a prospective basis. The Company does not expect any impact on its financial position, results of operations and cash flows upon adoption.

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

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, an amendment to ASC 230, Statement of Cash Flows, which addresses eight specific cash flow issues for which there has been diversity in practice. The guidance is effective for the Company’s fiscal year ending September 30, 2019, and interim periods within that year with early adoption permitted. Upon adoption, the amendment will be applied on a retrospective basis. The Company does not expect any material impacts to its cash flows upon adoption.

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

Gains and Losses from the Derecognition of Nonfinancial Assets

In February 2017, the FASB issued ASU No. 2017-05, an amendment to ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which clarifies the scope and accounting related to the derecognition of nonfinancial assets, including partial sales and contributions of nonfinancial assets to a joint venture or other non-controlled investee. The guidance is effective concurrently with ASC 606, which is effective for the Company’s fiscal year ending September 30, 2019, and interim periods within that year with early adoption permitted. ASU No. 2017-05 may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company has determined that to the extent a deferred gain exists on the balance sheet upon adoption, it would be recognized under the new accounting guidance as a cumulative effect adjustment to the opening balance of retained earnings for the earliest period presented.

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

Stock Compensation

In May 2017, the FASB issued ASU No. 2017-09, an amendment to ASC 718, Compensation - Stock Compensation, which clarifies the accounting for changes to the terms or conditions of share-based payments. The guidance is effective for the Company’s fiscal year ending September 30, 2019, and interim periods within that year with early adoption permitted. Upon adoption, the amendments will be applied prospectively to awards modified on or after the adoption date. The Company is currently evaluating the amendments to understand the impact on its financial position, results of operations and cash flows upon adoption.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG's recovery of costs is facilitated through its base rates, BGSS and other regulatory tariff riders. NJNG is required to make annual filings to the BPU by June 1 of each year for review of its BGSS, CIP and various other programs and related rates. Annual rate changes are requested to be effective at the beginning of the following fiscal year. In addition, NJNG is also permitted to request approval of certain rate or program changes on an interim basis. All rate and program changes are subject to proper notification and BPU review and approval.

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

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	June 30, 2017	September 30, 2016
Regulatory assets-current
Conservation Incentive Program	$20,623	$36,957
New Jersey Clean Energy Program	15,363	14,232
Underrecovered gas costs	11,476	—
Derivatives at fair value, net	9,577	3,097
Total current regulatory assets	$57,039	$54,286
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$23,076	$19,595
Liability for future expenditures	161,016	172,000
Deferred income taxes	21,919	20,273
Derivatives at fair value, net	112	23,384
SAVEGREEN	15,286	25,208
Postemployment and other benefit costs	148,494	157,027
Deferred Superstorm Sandy costs	13,573	15,201
Other noncurrent regulatory assets	5,291	8,606
Total noncurrent regulatory assets	$388,767	$441,294
Regulatory liability-current
Derivatives at fair value, net	$76	$—
Overrecovered gas costs	—	9,469
Total current regulatory liabilities	$76	$9,469
Regulatory liabilities-noncurrent
Cost of removal obligation	$13,324	$30,549
New Jersey Clean Energy Program	6,017	10,657
Other noncurrent regulatory liabilities	709	205
Total noncurrent regulatory liabilities	$20,050	$41,411

Regulatory filings and/or actions that occurred during the current fiscal year include the following:

•
On March 31, 2017, NJNG filed its annual petition with the BPU requesting a base rate increase in the amount of $4.3 million for the recovery of NJ RISE and SAFE II capital investment costs related to the period ending June 30, 2017, pursuant to the base rate case order dated September 23, 2016. On July 20, 2017, NJNG filed an update to this petition with actuals, changing the requested base rate change amount to $4.1 million, effective October 1, 2017.

•
On June 1, 2017, NJNG filed a petition with the BPU to increase its BGSS rate for residential and small commercial customers, which will result in a 4.2 percent increase to the average residential heat customer’s bill, an increase to its balancing charge rate, which will result in a .6 percent increase to the average residential heat customer’s bill, along with a decrease of CIP rates, which will result in a 1.5 percent decrease to the average residential heat customer’s bill, effective October 1, 2017.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
On June 1, 2017, NJNG filed a petition with the BPU to decrease its SAVEGREEN recovery rate, which will result in a .4 percent decrease to the average residential heat customer’s bill, effective October 1, 2017.

•
On June 23, 2017, NJNG filed its annual USF compliance filing with the BPU to decrease the statewide USF rate, which will result in a .3 percent decrease to the average residential heat customer’s bill, effective October 1, 2017.

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

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		June 30, 2017		September 30, 2016
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
NJNG:
Physical commodity contracts	Derivatives - current	$92	$15	$235	$1,154
Financial commodity contracts	Derivatives - current	21	925	805	2,979
	Derivatives - noncurrent	—	—	75	386
Interest rate contracts	Derivatives - current	—	8,594	—	—
Interest rate contracts	Derivatives - noncurrent	—	—	—	23,073
NJRES:
Physical commodity contracts	Derivatives - current	5,205	3,851	5,994	11,660
	Derivatives - noncurrent	4,917	1,443	3,987	1,212
Financial commodity contracts	Derivatives - current	19,384	14,217	22,929	45,255
	Derivatives - noncurrent	998	1,150	1,165	581
Foreign currency contracts	Derivatives - current	16	—	1	32
Fair value of derivatives not designated as hedging instruments		$30,633	$30,195	$35,191	$86,332
Total fair value of derivatives		$30,633	$30,195	$35,191	$86,332

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

(Thousands)	Amounts Presented in Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of June 30, 2017:
Derivative assets:
NJRES
Physical commodity contracts	$10,122	$(1,496)	$(200)	$8,426
Financial commodity contracts	20,382	(15,367)	(4,843)	172
Foreign currency contracts	16	—	—	16
Total NJRES	$30,520	$(16,863)	$(5,043)	$8,614
NJNG
Physical commodity contracts	$92	$(3)	$—	$89
Financial commodity contracts	21	(21)	—	—
Total NJNG	$113	$(24)	$—	$89
Derivative liabilities:
NJRES
Physical commodity contracts	$5,294	$(1,496)	$—	$3,798
Financial commodity contracts	15,367	(15,367)	—	—
Total NJRES	$20,661	$(16,863)	$—	$3,798
NJNG
Physical commodity contracts	$15	$(3)	$—	$12
Financial commodity contracts	925	(21)	(904)	—
Interest rate contracts	8,594	—	—	8,594
Total NJNG	$9,534	$(24)	$(904)	$8,606
As of September 30, 2016:
Derivative assets:
NJRES
Physical commodity contracts	$9,981	$(2,837)	$(755)	$6,389
Financial commodity contracts	24,094	(17,945)	(6,149)	—
Foreign currency contracts	1	(1)	—	—
Total NJRES	$34,076	$(20,783)	$(6,904)	$6,389
NJNG
Physical commodity contracts	$235	$(31)	$—	$204
Financial commodity contracts	880	(880)	—	—
Total NJNG	$1,115	$(911)	$—	$204
Derivative liabilities:
NJRES
Physical commodity contracts	$12,872	$(2,837)	$1,200	$11,235
Financial commodity contracts	45,836	(17,945)	(27,891)	—
Foreign currency contracts	32	(1)	—	31
Total NJRES	$58,740	$(20,783)	$(26,691)	$11,266
NJNG
Physical commodity contracts	$1,154	$(31)	$—	$1,123
Financial commodity contracts	3,365	(880)	(2,485)	—
Interest rate contracts	23,073	—	—	23,073
Total NJNG	$27,592	$(911)	$(2,485)	$24,196

(1)	Derivative assets and liabilities are presented on a gross basis in the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Includes transactions with NAESB netting election, transactions held by FCMs with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

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

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
Derivatives not designated as hedging instruments:		2017	2016	2017	2016
NJRES:
Physical commodity contracts	Operating revenues	$1,364	$3,997	$8,089	$24,999
Physical commodity contracts	Gas purchases	(1,131)	(2,463)	(13,912)	(29,283)
Financial commodity contracts	Gas purchases	22,004	(39,653)	29,514	23,443
Foreign currency contracts	Gas purchases	9	—	(24)	—
Total unrealized and realized gains (losses)		$22,246	$(38,119)	$23,667	$19,159

NJRES designated its foreign exchange contracts entered into prior to January 1, 2016, as cash flow hedges and, as a result, changes in fair value of the effective portion of the hedges were recorded in OCI and, upon settlement of the contracts, realized gains and (losses) were reclassified from AOCI to gas purchases on the Unaudited Condensed Consolidated Statements of Operations.

The following table reflects the effect of derivative instruments that were designated as cash flow hedges in OCI during the three and nine months ended June 30, 2016:

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
June 30, 2016	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Foreign currency contracts	$8	$(27)	$(15)	$27

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

The following table reflects the (losses) gains associated with NJNG's derivative instruments as of:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2017	2016	2017	2016
NJNG:
Physical commodity contracts	$(301)	$(236)	$(3,031)	$(14,764)
Financial commodity contracts	(4,232)	4,937	6,528	(5,849)
Interest rate contracts	(4,203)	(9,700)	14,478	(18,405)
Total unrealized and realized (losses) gains	$(8,736)	$(4,999)	$17,975	$(39,018)

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG and NJRES had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		June 30, 2017	September 30, 2016
NJNG	Futures	21.9	23.6
	Physical	4.9	9.2
NJRES	Futures	(89.3)	(79.1)
	Options	—	1.2
	Physical	56.8	94.6

Not included in the previous table are NJRES' gross notional amount of foreign currency transactions of approximately $919,000, NJNG’s treasury lock agreement as previously discussed and 309,000 SRECs at NJRES that are open as of June 30, 2017.

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

(Thousands)	Balance Sheet Location	June 30, 2017	September 30, 2016
NJNG	Broker margin - Current assets	$4,178	$4,822
NJRES	Broker margin - Current assets	$15,965	$42,822

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of June 30, 2017. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and NJRCEV residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$135,334
Noninvestment grade	20,009
Internally rated investment grade	13,892
Internally rated noninvestment grade	31,970
Total	$201,205

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2017 and September 30, 2016, was $8.8 million and $23.1 million, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on June 30, 2017 and September 30, 2016, the Company would have been required to post an additional $8.8 million and $23.1 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt at NJNG and NJR, including current maturities, excluding capital leases and debt issuance costs, is as follows:

(Thousands)	June 30, 2017	September 30, 2016
Carrying value (1)	$1,047,045	$1,082,845
Fair market value	$1,055,554	$1,131,077

(1)	Excludes capital leases of $44.1 million and $42.2 million as of June 30, 2017 and September 30, 2016, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of June 30, 2017, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2017:
Assets:
Physical commodity contracts	$—	$10,214	$—	$10,214
Financial commodity contracts	20,403	—	—	20,403
Financial commodity contracts - foreign exchange	—	16	—	16
Available for sale equity securities - energy industry	59,887	—	—	59,887
Money market funds	55,311	—	—	55,311
Other	1,199	—	—	1,199
Total assets at fair value	$136,800	$10,230	$—	$147,030
Liabilities:
Physical commodity contracts	$—	$5,309	$—	$5,309
Financial commodity contracts	16,292	—	—	16,292
Interest rate contracts	—	8,594	—	8,594
Total liabilities at fair value	$16,292	$13,903	$—	$30,195

As of September 30, 2016:
Assets:
Physical commodity contracts	$—	$10,216	$—	$10,216
Financial commodity contracts	24,974	—	—	24,974
Financial commodity contracts - foreign exchange	—	1	—	1
Available for sale equity securities - energy industry	55,789	—	—	55,789
Money market funds	34,072	—	—	34,072
Other	1,444	—	—	1,444
Total assets at fair value	$116,279	$10,217	$—	$126,496
Liabilities:
Physical commodity contracts	$—	$14,026	$—	$14,026
Financial commodity contracts	49,201	—	—	49,201
Financial commodity contracts - foreign exchange	—	32	—	32
Interest rate contracts	—	23,073	—	23,073
Total liabilities at fair value	$49,201	$37,131	$—	$86,332

6.	INVESTMENTS IN EQUITY METHOD INVESTEES

NJR's investments in equity method investees include the following as of:

(Thousands)	June 30, 2017	September 30, 2016
Steckman Ridge (1)	$120,868	$123,155
PennEast	45,602	17,993
Total	$166,470	$141,148

(1)
Includes loans with a total outstanding principal balance of $70.4 million for both June 30, 2017 and September 30, 2016. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJR, through a subsidiary, NJR Pipeline Company, is an investor in PennEast with four other investors, and plans to construct and operate a 120-mile pipeline that will extend from northeast Pennsylvania to western New Jersey, which is estimated to be in service by the first quarter of fiscal 2019. PennEast will reassess the project timeline upon receipt of a Certificate of Public Convenience and Necessity from FERC.

NJRES and NJNG have entered into storage and park and loan agreements with Steckman Ridge. In addition, NJNG has entered into a precedent capacity agreement with PennEast. See Note 14. Related Party Transactions for more information on these intercompany transactions.

7.	EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share amounts)	2017	2016	2017	2016
Net income (loss), as reported	$18,957	$(17,363)	$168,588	$106,272
Basic earnings per share
Weighted average shares of common stock outstanding-basic	86,408	85,960	86,257	85,823
Basic earnings per common share	$0.22	$(0.20)	$1.95	$1.24
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	86,408	85,960	86,257	85,823
Incremental shares (1)	859	—	831	868
Weighted average shares of common stock outstanding-diluted	87,267	85,960	87,088	86,691
Diluted earnings per common share (2)	$0.22	$(0.20)	$1.94	$1.23

(1)	Incremental shares consist primarily of unvested stock awards and performance shares.

(2)
There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three and nine months ended June 30, 2017, and the nine months ended June 30, 2016. Since there was a net loss for the three months ended June 30, 2016, incremental shares of 897 were not included in the computation of diluted loss per common share, as their effect would have been anti-dilutive.

8.	COMMON STOCK EQUITY

Changes in common stock equity during the nine months ended June 30, 2017, were as follows:

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2016	86,086	$221,654	$215,580	$(15,155)	$(81,044)	$825,556	$1,166,591
Net income						168,588	168,588
Other comprehensive income				4,254			4,254
Common stock issued:
Incentive plan	238	595	4,977				5,572
Dividend reinvestment plan (1)	381		(1,224)		14,996		13,772
Cash dividend declared ($.765 per share)						(66,051)	(66,051)
Treasury stock and other	(239)		(28)		(8,097)		(8,125)
Balance at June 30, 2017	86,466	$222,249	$219,305	$(10,901)	$(74,145)	$928,093	$1,284,601

(1)	Shares sold through the DRP are issued from treasury stock at average cost, which may differ from the actual market price paid.

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. In December 2015, NJR registered 5 million shares of NJR common stock for issuance under the DRP. NJR raised $13.8 million and $12.2 million of equity through the DRP, by issuing approximately 381,000 and 368,000 shares of treasury stock, during the nine months ended June 30, 2017 and 2016, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects during the three months ended June 30, 2017 and 2016:

(Thousands)	Available for Sale Securities	Cash Flow Hedges	Postemployment Benefit Obligation	Total
Balance at March 31, 2017	$11,121	$—	$(18,718)	$(7,597)
Other comprehensive income (loss), net of tax
Other comprehensive (loss),before reclassifications, net of tax of $2,375, $0, $0, $2,375	(3,622)	—	—	(3,622)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $0, $(217), $(217)	—	—	318	318
Net current-period other comprehensive (loss) income, net of tax of $2,375, $0, $(217), $2,158	(3,622)	—	318	(3,304)
Balance at June 30, 2017	$7,499	$—	$(18,400)	$(10,901)

Balance as of March 31, 2016	$14,586	$5	$(15,266)	$(675)
Other comprehensive income (loss), net of tax
Other comprehensive (loss) income, before reclassifications, net of tax of $3,754, $(3), $0, $3,751	(5,313)	5	—	(5,308)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax of $0, $5, $(174), $(169)	—	(10)	256	246
Net current-period other comprehensive (loss) income, net of tax of $3,754, $2, $(174), $3,582	(5,313)	(5)	256	(5,062)
Balance as of June 30, 2016	$9,273	$—	$(15,010)	$(5,737)

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects during the nine months ended June 30, 2017 and 2016:

(Thousands)	Available for Sale Securities	Cash Flow Hedges		Postemployment Benefit Obligation		Total
Balance at September 30, 2016	$4,198	$—		$(19,353)		$(15,155)
Other comprehensive income (loss), net of tax
Other comprehensive income, before reclassifications, net of tax of $(4,273), $0, $0, $(4,273)	6,474	—		—		6,474
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax of $2,192, $0, $(651), $1,541	(3,173)	—		953	(2)	(2,220)
Net current-period other comprehensive income, net of tax of $(2,081), $0, $(651), $(2,732)	3,301	—		953		4,254
Balance at June 30, 2017	$7,499	$—		$(18,400)		$(10,901)

Balance as of September 30, 2015	$6,385	$—		$(15,779)		$(9,394)
Other comprehensive income (loss), net of tax
Other comprehensive income (loss), before reclassifications, net of tax of $(2,014), $10, $0, $(2,004)	2,888	(17)		—		2,871
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(10), $(523), $(533)	—	17	(1)	769	(2)	786
Net current-period other comprehensive income, net of tax of ($2,014), $0, $(523), $(2,537)	2,888	—		769		3,657
Balance as of June 30, 2016	$9,273	$—		$(15,010)		$(5,737)

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

Credit Facilities

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	June 30, 2017	September 30, 2016	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	September 2020
Notes outstanding at end of period	$263,400	$121,700
Weighted average interest rate at end of period	1.99%	1.43%
Amount available at end of period (2)	$146,620	$288,910
NJNG
Bank revolving credit facilities (3)	$250,000	$250,000	May 2019
Commercial paper outstanding at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Amount available at end of period (4)	$249,269	$249,269

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $15 million and $14.4 million for June 30, 2017 and September 30, 2016, respectively, which reduces amount available by the same amount.

(3)	Uncommitted credit facilities, which require no commitment fees.

(4)	Letters of credit outstanding total $731,000 for both June 30, 2017 and September 30, 2016, which reduces the amount available by the same amount.

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

NJNG received $9.6 million and $7.1 million in December 2016 and 2015, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1 million during the nine months ended June 30, 2017. NJNG did not exercise early purchase options during the nine months ended June 30, 2016.

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

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,		June 30,
(Thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$2,086	$1,897	$6,260	$5,693	$1,095	$1,130	$3,285	$3,391
Interest cost	2,443	2,836	7,328	8,507	1,386	1,564	4,159	4,692
Expected return on plan assets	(4,829)	(5,029)	(14,485)	(15,088)	(1,192)	(1,211)	(3,575)	(3,633)
Recognized actuarial loss	2,207	1,820	6,620	5,461	1,093	819	3,278	2,456
Prior service cost amortization	28	28	83	83	(91)	(91)	(273)	(273)
Net periodic benefit cost	$1,935	$1,552	$5,806	$4,656	$2,291	$2,211	$6,874	$6,633

The Company made a discretionary contribution of $30 million during the first quarter of fiscal 2016 to improve the funded status of the pension plans based on then current actuarial assumptions, which included the adoption of the most recent mortality table. The Company does not expect to be required to make additional contributions to fund the pension plans during fiscal 2017 or 2018 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the nine months ended June 30, 2017.

11.	INCOME TAXES

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. During the nine months ended June 30, 2017 and 2016, based on its analysis, the Company determined there was no need to recognize any liabilities associated with uncertain tax positions.

To calculate the estimated annual effective tax rate, NJR considers forecasted pre-tax book income and estimated permanent book versus tax differences, as well as tax credits associated with solar and wind projects. For investment tax credits, the estimate is based on solar projects that are probable of being completed and placed in service during the current fiscal year based on the best information available at each reporting period. For production tax credits, the estimate is based on the forecast of electricity produced during the current fiscal year based on the best information available at each reporting period. Adjustments to the effective tax rate and management's estimates will occur as information and assumptions change.

The forecasted effective tax rates for the nine months ended June 30, 2017 and 2016, were 13.1 percent and 10.3 percent, respectively. The increased effective tax rate is due primarily to an increase in forecasted pre-tax income, partially offset by an increase in forecasted tax credits for the fiscal year ending September 30, 2017, compared with the prior fiscal year. Forecasted tax credits, net of deferred taxes, were $36.4 million and $27.7 million for fiscal 2017 and 2016, respectively.

To the extent there are discrete tax items that are not included in the forecasted effective tax rate, the actual effective tax rate will differ from the estimated annual effective tax rate. The Company recognized $4.6 million and $1.7 million during the nine months ended June 30, 2017 and 2016, respectively, in additional tax benefits associated with various discrete items including vesting of share-based awards and the release of a valuation allowance associated with state tax net operating losses, as a component of income tax provision in its Unaudited Condensed Consolidated Statements of Operations. As a result of the tax effect of the various discrete items, NJR’s actual effective tax rate was 10.7 percent and 8.9 percent as of June 30, 2017 and 2016, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2017, the Company has federal and state income tax net operating losses of approximately $95.1 million and $371.9 million, respectively, which generally have a life of 20 years. The Company has recorded federal and state income tax receivables and deferred tax assets of approximately $33.3 million and $21.5 million, respectively, on the Unaudited Condensed Consolidated Balance Sheets, reflecting the tax benefits associated with these net operating losses. As of September 30, 2016, the Company had federal and state income tax net operating losses of approximately $78.7 million and $310.6 million, respectively, and deferred federal and state tax assets of approximately $27.5 million and $18.2 million, respectively.

As of September 30, 2016, the Company recorded a valuation allowance in the amount of $262,000 associated with state net operating loss carryforwards at CR&R. As a result of taxable income generated from the sale of property and available for sale securities during the nine months ended June 30, 2017, the Company determined the benefits resulting from the state net operating loss carryforwards at CR&R are more likely than not going to be realized prior to their expiration. Accordingly, the Company released the related valuation allowance against these state net operating loss carryforwards. There were no other valuation allowances needed for the Company as of June 30, 2017.

In addition, as of June 30, 2017 and September 30, 2016, the Company had an ITC/PTC carryforward of approximately $119.6 million and $74 million, respectively, which has a life of 20 years. The Company expects to utilize this entire carryforward, which would begin to expire in fiscal 2034.

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

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through October 2033, for the supply, storage and transportation of natural gas. These contracts include fixed charges of approximately $20 million at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of June 30, 2017, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2017	2018	2019	2020	2021	Thereafter
NJRES:
Natural gas purchases	$109,344	$146,646	$73,281	$1,298	$—	$—
Storage demand fees	10,276	32,262	21,967	12,913	8,822	8,579
Pipeline demand fees	19,181	48,549	20,908	11,834	11,303	19,646
Sub-total NJRES	$138,801	$227,457	$116,156	$26,045	$20,125	$28,225
NJNG:
Natural gas purchases	$18,607	$9,972	$—	$—	$—	$—
Storage demand fees	7,499	30,042	26,628	15,332	8,231	11,705
Pipeline demand fees	12,730	69,553	107,144	101,252	91,190	735,409
Sub-total NJNG (1)	$38,836	$109,567	$133,772	$116,584	$99,421	$747,114
Total	$177,637	$337,024	$249,928	$142,629	$119,546	$775,339

(1)	Does not include amounts related to intercompany asset management agreements between NJRES and NJNG.

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

NJNG may recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RA approved by the BPU. In June 2016, the BPU approved NJNG’s December 2015 filing, which requested approval of its MGP expenditures incurred through June 30, 2015, with recovery of $9.4 million annually related to the SBC RA factor with rates effective July 9, 2016. As of June 30, 2017, $23.1 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $143.9 million to $231.6 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets of $172 million as of September 30, 2016, based on the most likely amount at year end and $161 million as of June 30, 2017, which includes adjustments for actual expenditures during fiscal 2017. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

NJNG will continue to seek recovery of MGP-related costs through the RA. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

General

In February 2015, a natural gas fire and explosion occurred in Stafford Township, New Jersey as a result of a natural gas leak emanating from an underground pipe. There were no fatalities, although several employees of NJNG were injured and several homes were damaged. NJNG notified its insurance carrier and believes that any costs associated with the incident, including attorneys’ fees, property damage and other losses, will be substantially covered by insurance. The Company believes the resolution of any potential claims associated with the incident will not have a material effect on its financial condition, results of operations or cash flows. As of June 30, 2017, NJNG estimates that liabilities associated with claims will range between $600,000 and $3.2 million and has accrued the lower end of the range, as we do not believe there is an amount within the range that is more probable than any other.

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

Information related to the Company's various business segments and other operations is detailed below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2017	2016	2017	2016
Operating revenues
Natural Gas Distribution
External customers	$121,362	$119,206	$602,464	$513,348
Clean Energy Ventures
External customers	14,915	12,703	35,425	28,159
Energy Services
External customers (1)	307,448	247,633	1,063,986	840,518
Intercompany	(309)	2,674	621	8,440
Subtotal	443,416	382,216	1,702,496	1,390,465
Home Services and Other
External customers	13,798	13,671	30,222	29,639
Intercompany	610	737	2,696	2,273
Eliminations	(301)	(3,411)	(3,317)	(10,713)
Total	$457,523	$393,213	$1,732,097	$1,411,664
Depreciation and amortization
Natural Gas Distribution	$12,425	$12,297	$36,718	$35,133
Clean Energy Ventures	8,154	6,070	23,118	17,056
Energy Services	16	23	49	69
Midstream	1	1	4	4
Subtotal	20,596	18,391	59,889	52,262
Home Services and Other	186	249	606	713
Eliminations	(22)	31	(147)	(78)
Total	$20,760	$18,671	$60,348	$52,897
Interest income (2)
Natural Gas Distribution	$202	$62	$374	$190
Energy Services	6	16	6	88
Midstream	581	395	1,555	1,109
Subtotal	789	473	1,935	1,387
Home Services and Other	155	97	408	257
Eliminations	(785)	(505)	(2,001)	(1,456)
Total	$159	$65	$342	$188

(1)	Includes sales to Canada, which accounted for 1.4 and 2.4 percent of total operating revenues during the nine months ended June 30, 2017 and 2016, respectively.

(2)	Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2017	2016	2017	2016
Interest expense, net of capitalized interest
Natural Gas Distribution	$6,294	$4,935	$19,510	$14,213
Clean Energy Ventures	4,345	2,666	11,724	7,271
Energy Services	586	263	1,873	639
Midstream	211	56	681	228
Subtotal	11,436	7,920	33,788	22,351
Home Services and Other	116	65	313	170
Eliminations	(388)	(198)	(886)	(588)
Total	$11,164	$7,787	$33,215	$21,933
Income tax (benefit) provision
Natural Gas Distribution	$1,496	$2,015	$46,882	$38,232
Clean Energy Ventures	(8,122)	(2,784)	(44,765)	(28,433)
Energy Services	(1,767)	(16,678)	11,334	(3,968)
Midstream	1,609	1,501	4,760	4,671
Subtotal	(6,784)	(15,946)	18,211	10,502
Home Services and Other	853	1,556	1,674	(1,055)
Eliminations	115	200	249	900
Total	$(5,816)	$(14,190)	$20,134	$10,347
Equity in earnings of affiliates
Midstream	$4,049	$3,359	$13,499	$10,412
Eliminations	(984)	(1,102)	(3,044)	(3,347)
Total	$3,065	$2,257	$10,455	$7,065
Net financial earnings
Natural Gas Distribution	$5,951	$3,607	$96,532	$83,494
Clean Energy Ventures	6,276	2,440	31,861	21,898
Energy Services	933	276	20,166	27,585
Midstream	2,959	2,338	10,294	6,910
Subtotal	16,119	8,661	158,853	139,887
Home Services and Other	1,295	2,418	3,545	662
Eliminations	(19)	(107)	(514)	(405)
Total	$17,395	$10,972	$161,884	$140,144
Capital expenditures
Natural Gas Distribution	$42,235	$36,687	$115,834	$133,093
Clean Energy Ventures	32,053	44,854	121,958	115,736
Subtotal	74,288	81,541	237,792	248,829
Home Services and Other	417	397	933	1,466
Total	$74,705	$81,938	$238,725	$250,295
Investments in equity investees
Midstream	$13,559	$2,741	$24,097	$8,689
Total	$13,559	$2,741	$24,097	$8,689

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2017	2016	2017	2016
Net financial earnings	$17,395	$10,972	$161,884	$140,144
Less:
Unrealized (gain) loss on derivative instruments and related transactions	(15,981)	55,875	(42,534)	57,910
Tax effect	5,985	(20,282)	15,907	(21,021)
Effects of economic hedging related to natural gas inventory	13,203	(11,380)	29,592	(8,621)
Tax effect	(4,947)	4,130	(11,077)	3,129
Net income to NFE tax adjustment	178	(8)	1,408	2,475
Net income (loss)	$18,957	$(17,363)	$168,588	$106,272

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	June 30, 2017	September 30, 2016
Assets at end of period:
Natural Gas Distribution	$2,553,938	$2,517,401
Clean Energy Ventures	754,796	665,696
Energy Services	310,134	327,626
Midstream	220,197	186,259
Subtotal	3,839,065	3,696,982
Home Services and Other	113,625	109,487
Intercompany assets (1)	(74,764)	(87,899)
Total	$3,877,926	$3,718,570

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	RELATED PARTY TRANSACTIONS

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

NJRES may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of June 30, 2017, NJRES has entered into transactions with Steckman Ridge for varying terms, all of which expire by October 2020.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2017	2016	2017	2016
NJNG	$1,395	$1,391	$4,188	$4,165
NJRES	681	717	2,071	2,094
Total	$2,076	$2,108	$6,259	$6,259

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	June 30, 2017	September 30, 2016
NJNG	$775	$775
NJRES	376	375
Total	$1,151	$1,150

NJNG and NJRES have entered into various asset management agreements, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to NJRES. As of June 30, 2017, NJNG and NJRES had three asset management agreements with expiration dates ranging from October 2017 through March 2018.

NJNG has entered into a 15-year transportation precedent agreement for committed capacity of 180,000 Dths per day with PennEast, which is estimated to be in service by the first quarter of fiscal 2019. PennEast will reassess the project timeline upon receipt of a Certificate of Public Convenience and Necessity from FERC.

15.	SUBSEQUENT EVENTS

On July 27, 2017, the Company, through a wholly owned subsidiary, signed an asset purchase agreement with Talen to acquire certain assets related to Talen's retail and wholesale natural gas businesses. The total purchase price associated with the transaction was approximately $54.3 million, of which $44.3 million was paid at closing, with the remaining amount due upon satisfaction of certain conditions as set forth in the asset purchase agreement. The acquisition includes sales agreements with large industrial retail customers, pipeline and storage capacity agreements on various pipelines as well as various wholesale transactions.

In conjunction with the asset purchase agreement, the Company, through a subsidiary designee, entered into an asset management agreement with Talen to assume management of certain Talen firm natural gas transportation and storage agreements until the permanent regulatory release of these agreements is obtained. Upon the satisfaction of certain conditions as set forth in the asset purchase agreement, Talen will also assign its retail natural gas sales agreements to a subsidiary of NJR.

The Company is still evaluating the fair value of assets acquired and liabilities assumed; therefore the final allocation of the purchase price has not been completed. The allocation of the purchase price will be finalized upon the receipt of final valuations for the underlying assets and the necessary management reviews.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income (loss) by business segment and operations are as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2017		2016		2017		2016
Net income (loss)
Natural Gas Distribution	$5,951	31%	$3,607	(21)%	$96,532	57%	$83,494	79%
Clean Energy Ventures	6,098	32	2,448	(14)	30,453	18	19,423	18
Energy Services	2,475	13	(28,473)	164	27,717	17	(5,499)	(5)
Midstream	2,959	16	2,338	(13)	10,294	6	6,910	6
Home Services and Other	1,295	7	2,418	(14)	3,545	2	662	1
Eliminations (1)	179	1	299	(2)	47	—	1,282	1
Total	$18,957	100%	$(17,363)	100%	$168,588	100%	$106,272	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in net income during the three and nine months ended June 30, 2017, compared with the three and nine months ended June 30, 2016, was driven primarily by increases in gross margin at NJRES related to increased natural gas prices and an increase in unrealized gains on derivative instruments, partially offset by an increase in the tax provision, along with an increase in tax credits recognized at NJRCEV and an increase in gross margin at NJNG due primarily to increased base rates resulting from the settlement of the base rate case. The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

Assets by business segment and operations are as follows:

(Thousands)	June 30, 2017		September 30, 2016
Assets
Natural Gas Distribution	$2,553,938	66%	$2,517,401	68%
Clean Energy Ventures	754,796	19	665,696	18
Energy Services	310,134	8	327,626	9
Midstream	220,197	6	186,259	5
Home Services and Other	113,625	3	109,487	3
Intercompany assets (1)	(74,764)	(2)	(87,899)	(3)
Total	$3,877,926	100%	$3,718,570	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets during the nine months ended June 30, 2017, was due primarily to additional solar and wind expenditures at NJRCEV, additional utility plant expenditures at NJNG, along with a increase at Midstream due to increased PennEast capital contributions and an increase in the market value of our DM Common Units.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

GAAP results. The following is a reconciliation of consolidated net (loss) income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
($ in Thousands)	2017	2016	2017	2016
Net income (loss)	$18,957	$(17,363)	$168,588	$106,272
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(15,981)	55,875	(42,534)	57,910
Tax effect	5,985	(20,282)	15,907	(21,021)
Effects of economic hedging related to natural gas inventory	13,203	(11,380)	29,592	(8,621)
Tax effect	(4,947)	4,130	(11,077)	3,129
NFE tax adjustment	178	(8)	1,408	2,475
Net financial earnings	$17,395	$10,972	$161,884	$140,144
Basic earnings (loss) per share	$0.22	$(0.20)	$1.95	$1.24
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(0.18)	0.65	(0.49)	0.67
Tax effect	0.07	(0.24)	0.19	(0.25)
Effects of economic hedging related to natural gas inventory	0.15	(0.13)	0.34	(0.10)
Tax effect	(0.06)	0.05	(0.13)	0.04
NFE tax adjustment	—	—	0.02	0.03
Basic NFE per share	$0.20	$0.13	$1.88	$1.63

(1)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by business segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
($ in Thousands)	2017		2016		2017		2016
Net financial earnings (loss)
Natural Gas Distribution	$5,951	34%	$3,607	33%	$96,532	60%	$83,494	60%
Clean Energy Ventures	6,276	36	2,440	22	31,861	20	21,898	16
Energy Services	933	5	276	3	20,166	12	27,585	20
Midstream	2,959	17	2,338	21	10,294	6	6,910	4
Home Services and Other	1,295	8	2,418	22	3,545	2	662	—
Eliminations (1)	(19)	—	(107)	(1)	(514)	—	(405)	—
Total	$17,395	100%	$10,972	100%	$161,884	100%	$140,144	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in NFE during the three and nine months ended June 30, 2017, compared with the three and nine months ended June 30, 2016, was due primarily to increased gross margin at NJNG as previously discussed, an increase in tax credits recognized at NJRCEV, and an increase at Midstream due primarily to higher equity in earnings at PennEast, partially offset by lower financial margin at NJRES due primarily to fewer market opportunities related to transportation assets and timing of certain transactions related to storage withdrawals along with warmer than normal weather during the nine months ended June 30, 2017.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey to approximately 528,600 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. These risks include, but are not limited to, adverse economic conditions, customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

•
a five-year extension of SAFE II and estimated cost, excluding AFUDC, is approximately $200 million and related costs to be recovered on an accelerated basis are approximately $157.5 million. The remaining $42.5 million in capital expenditures will be requested for recovery in a future base rate case. As a condition of the extension approval, NJNG is required to file a base rate case no later than November 2019;

•
rate recovery of NJ RISE capital investment costs through June 30, 2016, and the filing for recovery of future NJ RISE capital investment costs to be recovered, will occur in conjunction with SAFE II, commencing with the rate recovery filing submitted in March 2017;

•	recovery of NJNG’s NGV and LNG plant investments; and

•	recovery of other costs previously deferred in regulatory assets over seven years.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Infrastructure projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated PIM and infrastructure programs. Below is a summary of NJNG's capital expenditures, including accruals, for the nine months ended June 30, 2017, and estimates of expected investments for fiscal 2017 and 2018:
Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory oversight, environmental regulations, unforeseen events and the ability to access capital.

SAFE and NJ RISE

NJNG continues to implement BPU-approved infrastructure projects that are designed to enhance the reliability and integrity of NJNG's gas distribution system.

The BPU approved recovery of SAFE I capital investments through September 30, 2016, and approved the extension of SAFE II for an additional five years to replace the remaining unprotected steel mains and services from its natural gas distribution system at an estimated cost of approximately $200 million, excluding AFUDC. The accelerated cost recovery methodology for the $157.5 million associated with the extension of SAFE II was approved in NJNG’s new base rates. The remaining $42.5 million in capital expenditures will be requested for recovery in a future base rate case.

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

On March 31, 2017, NJNG filed its annual petition with the BPU requesting a base rate increase in the amount of $4.3 million for the recovery of NJ RISE and SAFE II capital investment costs, with a weighted cost of capital of 6.9 percent including a return on equity of 9.75 percent, related to the period ending June 30, 2017, pursuant to the base rate case order dated September 23, 2016. On July 20, 2017, NJNG filed an update to this petition with actuals, changing the requested base rate change amount to $4.1 million, effective October 1, 2017.

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

NJNG's total customers include the following:

	June 30, 2017	June 30, 2016
Firm customers
Residential	457,542	446,081
Commercial, industrial & other	27,245	26,668
Residential transport	33,628	36,796
Commercial transport	10,168	10,245
Total firm customers	528,583	519,790
Other	58	59
Total customers	528,641	519,849

During the nine months ended June 30, 2017 and 2016, respectively, NJNG added 6,231 and 5,289 new customers and converted 576 and 545 existing customers to natural gas heat and other services. This customer growth, as well as commercial customers who switched from interruptible to firm natural gas service, will contribute approximately $3.8 million annually to utility gross margin.

In addition, NJNG currently expects to add approximately 26,000 to 28,000 new customers during the three-year period of fiscal 2017 to 2019. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 60 percent of the growth will come from new construction markets and 40 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG's base rates by approximately $5.2 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Operating Results section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations that follows for a definition and further discussion of utility gross margin.

SAVEGREEN

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives, that are designed to encourage the installation of high-efficiency heating and cooling equipment and other energy-efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two to 10-year period through a tariff rider mechanism.

Since inception, the BPU has approved total SAVEGREEN investments of approximately $219.3 million, of which $146.8 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $20 million. In June 2016, the BPU approved NJNG's extension of SAVEGREEN through December 31, 2018. On October 31, 2016, the BPU approved NJNG’s filing to maintain the existing SAVEGREEN recovery rate. On June 1, 2017, NJNG filed a petition with the BPU to decrease its SAVEGREEN recovery rate, which will result in a .4 percent decrease to the average residential heat customer’s bill, effective October 1, 2017. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.75 percent to 10.3 percent.

Conservation Incentive Program

The CIP facilitates normalizing NJNG's utility gross margin for variances not only due to weather but also for other factors affecting customer usage, such as conservation and energy efficiency. Recovery of utility gross margin for the non-weather variance through the CIP is limited to the amount of certain gas supply cost savings achieved and is subject to an annual earnings test. An annual review of the CIP must be filed by June 1, coincident with NJNG's annual BGSS filing, during which NJNG can request rate changes to the CIP. In May 2014, the BPU approved the continuation of the CIP program with no expiration date; however, it is subject to review in the 2017 rate filing. In June 2016, NJNG filed a petition with the BPU to increase its CIP rates effective

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

October 1, 2016, resulting in a 8.2 percent increase to the average residential heat customer’s bill. On June 1, 2017, NJNG filed a petition with the BPU to decrease its CIP rates, which will result in a 1.5 percent decrease to the average residential heat customer’s bill, effective October 1, 2017.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2017	2016	2017	2016
Weather (1)	$3,333	$(46)	$19,261	$27,547
Usage	(1,502)	1,378	(2,202)	7,476
Total	$1,831	$1,332	$17,059	$35,023

(1)
Compared with the CIP 20-year average, weather was 16.3 percent warmer and 8.4 percent colder-than-normal during the three months ended June 30, 2017 and 2016, respectively, and 9.9 percent and 17.3 percent warmer-than-normal during the nine months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, NJNG had $20.6 million in regulatory assets related to CIP to be collected from customers in future periods on the Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2016, NJNG had $37 million in regulatory assets related to CIP to be collected from customers in future periods on the Unaudited Condensed Consolidated Balance Sheets.

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

The graph below, which illustrates the daily natural gas prices,(1) shows the change in natural gas commodity prices for the nine months ended June 30, 2017 and 2016 in the Northeast market region, also known as Tetco M-3:
(1) Data source from Platts, a division of McGraw Hill Financial.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The maximum daily price at Tetco M-3 was $8.71 and $4.74 and the minimum daily price was $0.36 and $0.74 for the nine months ended June 30, 2017 and 2016, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

In June 2016, NJNG filed a petition to decrease its BGSS rate for residential and small commercial customers effective October 1, 2016, resulting in a 5.5 percent decrease to the average residential heat customer’s bill. This petition included proposed bill credits to be issued during the months of November 2016 through February 2017, as a result of a decline in the wholesale price of natural gas. In September 2016, NJNG notified the BPU that the estimated bill credits would be approximately $48 million. Due to weather being approximately 9.9 percent warmer than normal during the months of November 2016 through February 2017, a total of $42 million in bill credits were issued during fiscal 2017, compared with $61.6 million issued during fiscal 2016.

On June 1, 2017, NJNG filed a petition with the BPU to increase its BGSS rate for residential and small commercial customers, which will result in a 4.2 percent increase and an increase to its balancing charge rate, which will result in a .6 percent increase to the average residential heat customer’s bill, effective October 1, 2017. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers and balancing charge revenues are credited to BGSS.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of its natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Should performance of the existing incentives or market conditions warrant, NJNG is permitted to propose a process to re-evaluate and discuss alternative incentive programs annually. Utility gross margin from incentive programs was $10.1 million and $11.7 million during the nine months ended June 30, 2017 and 2016, respectively. A more detailed discussion of the impacts to utility gross margin can be found in the Natural Gas Distribution Operating Results section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Societal Benefits Charge

USF

On September 23, 2016, the BPU approved NJNG's annual USF compliance filing proposing to increase the statewide USF rate, resulting in a .2 percent increase to the average residential heat customer’s bill, effective October 1, 2016. On June 23, 2017, NJNG filed its annual USF compliance filing with the BPU to decrease the statewide USF rate, which will result in a .3 percent decrease to the average residential heat customer’s bill, effective October 1, 2017.

Environmental Remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs quarterly and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $161 million as of June 30, 2017, a decrease of $11 million, compared with September 30, 2016.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 3. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2017	2016	2017	2016
Operating revenues	$121,362	$119,206	$602,464	$513,348
Less:
Gas purchases (1)	49,448	51,337	229,357	182,846
Energy and other taxes	7,115	7,216	37,202	29,874
Regulatory rider expense	5,216	6,360	37,710	37,203
Operation and maintenance	34,807	32,612	101,793	96,122
Depreciation and amortization	12,425	12,297	36,718	35,133
Operating income	12,351	9,384	159,684	132,170
Other income, net	1,390	1,173	3,240	3,769
Interest expense, net of capitalized interest	6,294	4,935	19,510	14,213
Income tax provision	1,496	2,015	46,882	38,232
Net income	$5,951	$3,607	$96,532	$83,494

(1)
Includes related party transactions of approximately $2.3 million and $5.6 million for the three months ended June 30, 2017 and 2016, respectively, and $8.5 million and $8.1 million for the nine months ended June 30, 2017 and 2016, respectively, a portion of which is eliminated in consolidation.

Operating Revenues and Gas Purchases

During the three and nine months ended June 30, 2017, compared with the three and nine months ended June 30, 2016, operating revenues increased by 1.8 percent and 17.4 percent, respectively. During the three and nine months ended June 30, 2017, compared with the three and nine months ended June 30, 2016, gas purchases decreased 3.7 percent and increased 25.4 percent, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The factors contributing to the increases (decreases) in operating revenues and gas purchases are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017 v. 2016		2017 v. 2016
(Millions)	Operating revenues	Gas purchases	Operating revenues	Gas purchases
Firm sales	$(7.2)	$(3.4)	$40.7	$19.8
Base rate impact	4.6	—	34.6	—
Off-system sales	7.2	7.2	20.7	20.9
Bill credits (1)	—	—	19.6	18.3
CIP adjustments	0.5	—	(18.0)	—
Average BGSS rates (2)	(3.6)	(3.4)	(16.0)	(14.8)
Other (3)	0.7	(2.3)	7.5	2.3
Total increase (decrease)	$2.2	$(1.9)	$89.1	$46.5

(1)	Operating revenues includes changes in sales tax of $1.3 million during the nine months ended June 30, 2017, compared with the nine months ended June 30, 2016.

(2)
Operating revenues includes changes in sales tax of $200,000 and $1.2 million during the three and nine months ended June 30, 2017, compared with the three and nine months ended June 30, 2016, respectively.

(3)	Other includes changes in rider rates, including those related to NJCEP and other programs.

The changes in operating revenues and gas purchases during the three months ended June 30, 2017, compared with the three months ended June 30, 2016, were due primarily to:

•	higher off-system sales due primarily to an increase of 57.3 percent in the average price of gas sold, partially offset by a 11.8 percent reduction in volumes; and

•	increased base rates resulting from the settlement of the base rate case; partially offset by

•	decreased firm sales due primarily to lower usage related to weather being 23.9 percent warmer.

The increases in operating revenues and gas purchases during the nine months ended June 30, 2017, compared with the nine months ended June 30, 2016 were due primarily to:

•	increased firm sales due primarily to customer growth and higher usage during the nine months ended June 30, 2017, related to weather being 6.6 percent colder;

•	increased base rates resulting from the settlement of the base rate case;

•	higher off-system sales due primarily to an increase of 57.8 percent in the average price of gas sold, partially offset by a reduction in volumes of 18.4 percent; and

•	a decrease in bill credits issued to residential and small commercial customers during the months of November 2016 through February 2017 compared with the same period last year; partially offset by

•	a decrease in CIP due primarily to weather, partially offset by changes in the CIP as a result of the settlement of the base rate case.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure, to NJNG's utility gross margin is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2017	2016	2017	2016
Operating revenues	$121,362	$119,206	$602,464	$513,348
Less:
Gas purchases	49,448	51,337	229,357	182,846
Energy taxes (1)	6,208	6,112	33,796	26,266
Regulatory rider expense	5,216	6,360	37,710	37,203
Utility gross margin	$60,490	$55,397	$301,601	$267,033

(1)	Energy taxes includes only sales tax on operating revenues, excluding tax-exempt sales.

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

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2017		2016		2017		2016
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$34,837	5.4	$31,742	6.1	$193,934	37.7	$165,491	34.3
Commercial, industrial and other	9,342	1.1	8,522	1.3	44,157	7.9	40,039	6.7
Firm transportation	11,408	2.6	10,573	2.8	48,858	12.7	46,104	12.4
Total utility firm gross margin/throughput	55,587	9.1	50,837	10.2	286,949	58.3	251,634	53.4
BGSS incentive programs	3,400	43.7	3,433	50.6	10,108	129.8	11,716	162.3
Interruptible/off-tariff agreements	1,503	11.5	1,127	14.0	4,544	36.4	3,683	42.5
Total utility gross margin/throughput	$60,490	64.3	$55,397	74.8	$301,601	224.5	$267,033	258.2

Utility Firm Gross Margin

Utility firm gross margin increased $4.8 million and $35.3 million during the three and nine months ended June 30, 2017, respectively, compared with the three and nine months ended June 30, 2016, due primarily to the base rate increase of $4.3 million and $32.3 million, respectively. The remaining increase was due to customer growth.

BGSS Incentive Programs

The factors contributing to the (decreases) increases in utility gross margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2017 v. 2016	2017 v. 2016
Capacity release	$(316)	$(1,330)
Off-system sales	(24)	(190)
Storage	307	(88)
Total decrease	$(33)	$(1,608)

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The decrease during the three and nine months ended June 30, 2017, compared with the three and nine months ended June 30, 2016, was due primarily to a decrease in the value and volume of capacity release.

Operation and Maintenance Expense

The factors contributing to the increases (decreases) in O&M expense is as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2017 v. 2016	2017 v. 2016
Compensation and benefits	$1,628	$3,859
Base rate amortization of regulatory assets	906	2,434
Other	(339)	(622)
Total increase	$2,195	$5,671

The increase in O&M expense during the three and nine months ended June 30, 2017, compared with the three and nine months ended June 30, 2016, was due primarily to:

•
increased compensation costs due primarily to increases in headcount, incentives, healthcare premiums, lower capitalized labor and increased pension/OPEB benefit costs related to changes in actuarial assumptions, partially offset by implementation of the spot rate method to measure interest and service cost components; and

•	an increase due to the additional amortization of regulatory assets resulting from the settlement of the base rate case.

Depreciation Expense

Depreciation expense increased $128,000 and $1.6 million during the three and nine months ended June 30, 2017, respectively, compared with the three and nine months ended June 30, 2016, as a result of additional utility plant being placed into service, as well as an increase in the overall depreciation rate from 2.34 percent to 2.4 percent resulting from the settlement of the base rate case.

Operating Income

Operating income increased $3 million and $27.5 million during the three and nine months ended June 30, 2017, respectively, compared with the three and nine months ended June 30, 2016, due primarily to the increase in total utility gross margin of $5.1 million and $34.6 million, respectively, partially offset by the increases in O&M and depreciation, as previously discussed.

Income Tax Provision

Income tax provision decreased $519,000 during the three months ended June 30, 2017, compared with the three months ended June 30, 2016, due primarily to an increased cost of retiring assets placed in service before 1981, partially offset by an increase in pre-tax income.

Income tax provision increased $8.7 million during the nine months ended June 30, 2017, compared with the nine months ended June 30, 2016, due primarily to an increase in pre-tax income, partially offset by an increased cost of retiring assets placed in service before 1981.

Net Income

Net income increased $2.3 million and $13 million during the three and nine months ended June 30, 2017, respectively, compared with the three and nine months ended June 30, 2016, due primarily to the increase in operating income, as previously discussed, partially offset by an increase in long-term interest expense associated with debt issued in June 2016 and an increase in the income tax provision during the nine months ended June 30, 2017, compared with the nine months ended June 30, 2016, as discussed above.

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

Solar

Solar projects placed in service and related ITC eligible expenditures are as follows:

	Three Months Ended
	June 30,
($ in Thousands)	2017			2016
Placed in service	Projects	MW	Costs(1)	Projects	MW	Costs(1)
Grid-connected	2	20.0	$45,511	3	10.9	$26,378
Net-metered:
Commercial	1	2.5	6,303	—	—	—
Residential	320	3.1	8,411	323	3.0	8,680
Total placed in service	323	25.6	$60,225	326	13.9	$35,058

(1)	Represents the portion of capital expenditures eligible for ITCs.

	Nine Months Ended
	June 30,
($ in Thousands)	2017			2016
Placed in service	Projects	MW	Costs(1)	Projects	MW	Costs(1)
Grid-connected	2	20.0	$46,164	3	10.9	$26,222
Net-metered:
Commercial	1	2.5	6,488	—	—	3
Residential	1,008	9.4	27,824	614	5.5	16,025
Total placed in service	1,011	31.9	$80,476	617	16.4	$42,250

(1)	Represents the portion of capital expenditures eligible for ITCs.

Since its inception, Clean Energy Ventures has placed a total of 181.6 MW of solar capacity into service and as of June 30, 2017, had 5.6 MW under construction. We estimate total solar-related capital expenditures for ITC eligible projects during fiscal 2017 to be between $95 million and $105 million.

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

Onshore Wind

Clean Energy Ventures invests in small to mid-size onshore wind projects that fit its investment profile and has a total of 126.6 MW of wind capacity as of June 30, 2017. The wind projects are eligible for PTCs for a 10-year period following commencement

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

of operations and have PPAs of various terms in place, which typically govern the sale of energy, capacity and/or renewable energy credits. An $89 million, 39.9 MW wind project in Somerset County, Pennsylvania was completed in December 2016.

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

Operating Results

The financial results of NJRCEV are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2017	2016	2017	2016
Operating revenues	$14,915	$12,703	$35,425	$28,159
Less:
Operation and maintenance	5,441	4,665	15,990	13,297
Depreciation and amortization	8,154	6,070	23,118	17,056
Other taxes	304	234	953	690
Operating income (loss)	1,016	1,734	(4,636)	(2,884)
Other income, net	1,305	596	2,048	1,145
Interest expense, net	4,345	2,666	11,724	7,271
Income tax benefit	(8,122)	(2,784)	(44,765)	(28,433)
Net income	$6,098	$2,448	$30,453	$19,423

Operating Revenues

Operating revenues increased $2.2 million and $7.3 million during the three and nine months ended June 30, 2017, respectively, compared with the three and nine months ended June 30, 2016, and is comprised of the following:

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

SREC activity consisted of the following:

	Nine Months Ended
	June 30,
	2017	2016
Beginning balance as of October 1,	24,135	33,203
SRECs generated	125,730	100,998
SRECs delivered	(76,669)	(76,369)
Ending balance as of June 30,	73,196	57,832

During the nine months ended June 30, 2017, SRECs generated increased 24.5 percent, compared with the nine months ended June 30, 2016. The average SREC sales price was $244 and $208 during the three months ended June 30, 2017, and 2016, respectively, and $232 and $210 during the nine months ended June 30, 2017, and 2016, respectively.

The following table reflects the hedged percentage of SREC inventory and projected SREC production related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2017	98%
2018	90%
2019	77%
2020	12%

(1)	Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of SRECs/RECs by our solar and wind assets. All related costs are included as a component of O&M expenses on the Unaudited Condensed Consolidated Statements of Operations, including such expenses as facility maintenance and various fees.

Operation and Maintenance Expense

O&M expense increased $776,000 and $2.7 million during the three and nine months ended June 30, 2017, respectively, compared with the three and nine months ended June 30, 2016, due primarily to additional maintenance costs associated with wind and solar projects placed in service.

Depreciation Expense

Depreciation expense increased $2.1 million and $6.1 million during the three and nine months ended June 30, 2017, respectively, compared with the three and nine months ended June 30, 2016, as a result of increases in solar and wind capital additions.

Income Tax (Benefit)

Our effective tax rate is significantly impacted by the amount of tax credits forecast to be earned during the fiscal year. GAAP requires us to estimate our annual effective tax rate and use this rate to calculate its year-to-date tax provision. Based on NJRCEV’s forecast of solar projects to be completed and wind production during the fiscal year, our estimated annual effective tax rate for fiscal 2017 is 13.1 percent and $7.3 million and $37.1 million related to tax credits, net of deferred taxes, were recognized during the three and nine months ended June 30, 2017, respectively. The annual effective tax rate as of June 30, 2016, was 10.3 percent and $2.6 million and $24.5 million related to tax credits, net of deferred taxes, were recognized during the three and nine months ended June 30, 2016, respectively.

Net Income

Net income increased $3.7 million and $11 million during the three and nine months ended June 30, 2017, respectively, compared with the three and nine months ended June 30, 2016, due primarily to an increase in tax benefits recognized due primarily to an increase in forecasted ITCs, as well as an increase in operating revenues as previously discussed, partially offset by increased costs related to depreciation and O&M as previously discussed, as well as an increase in interest expense related to higher debt associated with capital expenditures.

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

Accordingly, for NFE purposes, the annual estimated effective tax rate for fiscal 2017 is 10.6 percent and $5.4 million and $45.2 million of tax credits, net of deferred taxes, were recognized during the three and nine months ended June 30, 2017, respectively. During the three and nine months ended June 30, 2016, the annual estimated effective tax rate for fiscal 2016 was 16.6 percent and $8.2 million and $32.7 million of tax credits, net of deferred taxes, were recognized during the three and nine months ended June 30, 2016, respectively.

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

A reconciliation of NJRCEV's net income, the most directly comparable GAAP financial measure to NFE is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2017	2016	2017	2016
Net income	$6,098	$2,448	$30,453	$19,423
Add:
Net income to NFE tax adjustment	178	(8)	1,408	2,475
Net financial earnings	$6,276	$2,440	$31,861	$21,898

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

Operating Results

The financial results of NJRES are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2017	2016	2017	2016
Operating revenues (1)	$307,139	$250,307	$1,064,607	$848,958
Less:
Gas purchases (including demand charges (2)(3))	301,106	289,703	1,008,675	843,936
Operation and maintenance	4,359	5,232	13,828	13,163
Depreciation and amortization	16	23	49	69
Other taxes	370	253	1,137	706
Operating income (loss)	1,288	(44,904)	40,918	(8,916)
Other income	6	16	6	88
Interest expense, net	586	263	1,873	639
Income tax (benefit) provision	(1,767)	(16,678)	11,334	(3,968)
Net income (loss)	$2,475	$(28,473)	$27,717	$(5,499)

(1)
Includes related party transactions of approximately $309,000 and $2.7 million for the three months ended June 30, 2017 and 2016, respectively, and $621,000 and $8.4 million for the nine months ended June 30, 2017 and 2016, respectively, which is eliminated in consolidation.

(2)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to ten years.

(3)
Includes related party transactions of approximately $1.1 million and $1.2 million for the three months ended June 30, 2017 and 2016, respectively, and $3.4 million and $13.5 million for the nine months ended June 30, 2017 and 2016, respectively, a portion of which is eliminated in consolidation.

NJRES' portfolio of financial derivative instruments are composed of:

	Nine Months Ended
	June 30,
(in Bcf)	2017	2016
Net short futures contracts	89.3	97.6
Net long options	—	5.7

Operating Revenues and Gas Purchases

Operating revenues increased $56.8 million and gas purchases increased $11.4 million during the three months ended June 30, 2017, compared with the three months ended June 30, 2016, due primarily to an approximate 63.1 percent increase in the average price of natural gas, partially offset by a 19.2 percent decrease in sales volumes. Gas purchases also includes an increase of $72.1 million in unrealized gains on derivative instruments, partially offset by the changes in the economic hedging of natural gas inventory of $24.6 million.

Operating revenues increased $215.6 million and gas purchases increased $164.7 million during the nine months ended June 30, 2017, compared with the nine months ended June 30, 2016, due primarily to an approximate 50.5 percent increase in the average price of natural gas, partially offset by a 12.1 percent decrease in sales volumes. Gas purchases also includes an increase of $99.3 million in unrealized gains on derivative instruments, partially offset by the changes in the economic hedging of natural gas inventory of $38.2 million.

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

Operation and Maintenance Expense

O&M expense decreased $873,000 during the three months ended June 30, 2017, compared with the three months ended June 30, 2016, due primarily to a decrease in compensation expense. O&M expense increased $665,000 during the nine months ended June 30, 2017, compared with the nine months ended June 30, 2016, due primarily to an increase in shared corporate costs.

Net Income

Net income increased $30.9 million and $33.2 million during the three and nine months ended June 30, 2017, respectively, compared with the three and nine months ended June 30, 2016, due primarily to the increase in operating income.

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

Financial Margin

The following table is a computation of NJRES' financial margin:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2017	2016	2017	2016
Operating revenues (1)	$307,139	$250,307	$1,064,607	$848,958
Less: Gas purchases	301,106	289,703	1,008,675	843,936
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(15,672)	56,513	(41,661)	60,558
Effects of economic hedging related to natural gas inventory (2)	13,203	(11,380)	29,592	(8,621)
Financial margin	$3,564	$5,737	$43,863	$56,959

(1)
Includes unrealized (gains) related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $(309,000) and $(638,000) for the three months ended June 30, 2017 and 2016, respectively, and $(873,000) and $(2.6) million for the nine months ended June 30, 2017 and 2016, respectively.

(2)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of operating income, the closest GAAP financial measure, to NJRES' financial margin is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2017	2016	2017	2016
Operating income (loss)	$1,288	$(44,904)	$40,918	$(8,916)
Add:
Operation and maintenance	4,359	5,232	13,828	13,163
Depreciation and amortization	16	23	49	69
Other taxes	370	253	1,137	706
Subtotal	6,033	(39,396)	55,932	5,022
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(15,672)	56,513	(41,661)	60,558
Effects of economic hedging related to natural gas inventory	13,203	(11,380)	29,592	(8,621)
Financial margin	$3,564	$5,737	$43,863	$56,959

Financial margin decreased $2.2 million and $13.1 million during the three and nine months ended June 30, 2017, respectively, compared with the three and nine months ended June 30, 2016, due primarily to fewer market opportunities related to transportation assets and timing of certain transactions related to storage withdrawals along with a warmer than normal winter and a milder than normal spring.

Net Financial Earnings

A reconciliation of NJRES' net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2017	2016	2017	2016
Net income (loss)	$2,475	$(28,473)	$27,717	$(5,499)
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(15,672)	56,513	(41,661)	60,558
Tax effect (1)	5,874	(20,514)	15,595	(21,982)
Effects of economic hedging related to natural gas inventory	13,203	(11,380)	29,592	(8,621)
Tax effect	(4,947)	4,130	(11,077)	3,129
Net financial earnings	$933	$276	$20,166	$27,585

(1)
Includes taxes related to an intercompany transaction between NJNG and NJRES that have been eliminated in consolidation of approximately $112,000 and $232,000 during the three months ended June 30, 2017 and 2016, respectively, and $312,000 and $961,000 for the nine months ended June 30, 2017 and 2016, respectively.

NFE increased $657,000 during the three months ended June 30, 2017, compared with the three months ended June 30, 2016, due primarily decreased O&M, as previously discussed. NFE decreased $7.4 million during the nine months ended June 30, 2017, compared with the nine months ended June 30, 2016, due primarily to lower financial margin, as previously discussed, and higher interest expense related to increased borrowing, partially offset by a reduction in income tax expense related to the decrease in NFE.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Midstream Segment

Overview

Our Midstream segment invests in natural gas assets, such as natural gas transportation and storage facilities. We believe that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide a growth opportunity for us. To that end, we have a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates and a 20 percent ownership interest in PennEast, a natural gas pipeline, which is estimated to be in service by the first quarter of fiscal 2019. PennEast will reassess the project timeline upon receipt of a Certificate of Public Convenience and Necessity from FERC. As of June 30, 2017, our net investments in Steckman Ridge and PennEast were $120.9 million and $45.6 million, respectively.

Operating Results

The financial results of our Midstream segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2017	2016	2017	2016
Equity in earnings of affiliates	$4,049	$3,359	$13,499	$10,412
Other income, net	$1,085	$807	$2,993	$2,282
Interest expense, net	$211	$56	$681	$228
Income tax provision	$1,609	$1,501	$4,760	$4,671
Net income	$2,959	$2,338	$10,294	$6,910

Equity in earnings of affiliates increased $690,000 and $3.1 million during the three and nine months ended June 30, 2017, respectively, compared with the three and nine months ended June 30, 2016, due primarily to the AFUDC earned at PennEast.

Other income increased $278,000 and $711,000 during the three and nine months ended June 30, 2017, compared with the three and nine months ended June 30, 2016, respectively, due primarily to increased dividend income from our investment in DM Common Units.

Interest expense, net increased $155,000 and $453,000 during the three and nine months ended June 30, 2017, compared with the three and nine months ended June 30, 2016, respectively, due primarily to increased intercompany borrowing at PennEast.

Net income increased $621,000 and $3.4 million during the three and nine months ended June 30, 2017, respectively, compared with the three and nine months ended June 30, 2016, due primarily to the increase in equity in earnings of affiliates, as discussed above.

Home Services and Other Operations

Overview

The financial results of Home Services and Other consist primarily of the operating results of NJRHS and CR&R. NJRHS provides service, sales and installation of appliances to approximately 112,000 service contract customers and has been focused on growing its installation business and expanding its service contract customer base. CR&R seeks additional opportunities to enhance the value of its undeveloped land. Home Services and Other also includes organizational expenses incurred at NJR. NJR Energy, a subsidiary of CR&R, which invested in other energy-related ventures, was dissolved on November 28, 2016, and all assets were moved to CR&R during the first quarter of fiscal 2017.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

The consolidated financial results of Home Services and Other are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2017	2016	2017	2016
Operating revenues	$14,408	$14,408	$32,918	$31,912
Operation and maintenance	$11,224	$9,348	$29,805	$29,124
Energy and other taxes	$1,007	$991	$3,076	$2,901
Other income, net	$273	$219	$6,101	$603
Income tax provision (benefit)	$853	$1,556	$1,674	$(1,055)
Net income	$1,295	$2,418	$3,545	$662

Operating revenue remained flat during the three months ended June 30, 2017, compared with the three months ended June 30, 2016. Operating revenue increased $1 million during the nine months ended June 30, 2017, compared with the nine months ended June 30, 2016, due primarily to increased furnace/air conditioner combination installations at NJRHS related to increased marketing promotions, along with increased contract revenue and solar installations.

O&M expense increased $1.9 million and $681,000 during the three and nine months ended June 30, 2017, respectively, compared with the three and nine months ended June 30, 2016, due primarily to increased labor costs resulting from higher headcount and incentives as well as increased healthcare premiums and shared corporate costs. The increase was partially offset by a pre-tax gain of $1.9 million, associated with the sale of a 56,400 square foot office building on five acres of land located in Monmouth County during the nine months ended June 30, 2017, compared with the nine months ended June 30, 2016.

Other income, net remained relatively flat during the three months ended June 30, 2017, compared with the three months ended June 30, 2016. Other income, net increased $5.5 million during the nine months ended June 30, 2017, compared with the nine months ended June 30, 2016, due primarily to the sale of available for sale securities, which resulted in a pre-tax gain of $5.4 million.

Income tax provision decreased $703,000 during the three months ended June 30, 2017, compared with the three months ended June 30, 2016, due primarily to the increase in O&M as discussed above. Income tax provision increased $2.7 million during the nine months ended June 30, 2017, compared with the nine months ended June 30, 2016, due primarily to the increase in other income as described above.

Net income decreased $1.1 million during the three months ended June 30, 2017, compared with the three months ended June 30, 2016, due primarily to the increased O&M expense, partially offset by the decrease in the income tax provision as described above. Net income increased $2.9 million during the nine months ended June 30, 2017, compared with the nine months ended June 30, 2016, due primarily to the increases in other income and operating revenue, partially offset by the increase in the income tax provision and the increase in O&M discussed above.

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

Our consolidated capital structure was as follows:

	June 30, 2017	September 30, 2016
Common stock equity	49%	48%
Long-term debt	34	44
Short-term debt	17	8
Total	100%	100%

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. On December 14, 2015, we registered an additional 5 million shares of our common stock for issuance under the DRP. We raised $13.8 million and $12.2 million of equity through the DRP, by issuing approximately 381,000 and 368,000 shares of treasury stock, during the nine months ended June 30, 2017 and 2016, respectively.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of June 30, 2017, we repurchased a total of approximately 17.1 million of those shares and may repurchase an additional 2.4 million shares under the approved program. There were 105,000 and 34,700 shares repurchased during the nine months ended June 30, 2017 and 2016, respectively.

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

We believe that as of June 30, 2017, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of June 30, 2017, NJR had a revolving credit facility totaling $425 million, as described below, with $146.6 million available under the facility.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of June 30, 2017, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $249.3 million.

Due to the seasonal nature of natural gas prices and demand and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in November and December.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Short-term borrowings were as follows:

	Three Months Ended	Nine Months Ended
(Thousands)	June 30, 2017
NJR
Notes Payable to banks:
Balance at end of period	$263,400	$263,400
Weighted average interest rate at end of period	1.99%	1.99%
Average balance for the period	$243,761	$232,898
Weighted average interest rate for average balance	1.92%	1.70%
Month end maximum for the period	$263,400	$284,600

NJR

As noted above, based on its average borrowings during the nine months ended June 30, 2017, NJR's average interest rate was 1.70 percent, resulting in interest expense of $3 million.

As of June 30, 2017, NJR had six letters of credit outstanding totaling $15 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

NJNG had no outstanding short-term borrowings during the nine months ended June 30, 2017.

As of June 30, 2017, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

Long-Term Debt

NJR

As of June 30, 2017, NJR has the following outstanding:

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

NJNG

As of June 30, 2017, NJNG's long-term debt consisted of $575 million in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2018 to 2046, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $32.8 million in capital leases with various maturities ranging from 2017 to 2025.

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

Sale-Leaseback

NJNG received $9.6 million and $7.1 million in December 2016 and 2015, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1 million during the nine months ended June 30, 2017. NJNG did not exercise early purchase options during the nine months ended June 30, 2016. NJNG continues to evaluate this sale-leaseback program based on current market conditions.

Contractual Obligations

NJNG's total capital expenditures are projected to be $181.7 million and $337.2 million, in fiscal 2017 and 2018, respectively. Total capital expenditures spent or accrued during the nine months ended June 30, 2017 were $118.4 million. NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of June 30, 2017, NJNG's future MGP expenditures are estimated to be $161 million. For a more detailed description of MGP expenditures see Note 12. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJRCEV's expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, NJRCEV enters into agreements to install solar equipment involving both residential and commercial projects. During the nine months ended June 30, 2017, capital expenditures related to the purchase and installation of solar equipment were $88.2 million. An additional $26.9 million has been committed for solar projects to be placed into service during fiscal 2017 and beyond. We estimate solar-related capital expenditures for ITC eligible projects in fiscal 2017 to be between $95 million and $105 million.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

During the first quarter of fiscal 2017, NJRCEV completed construction of a $89 million, 39.9 MW onshore wind project in Somerset County, Pennsylvania. NJRCEV continues to seek additional wind investment opportunities.

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

During the nine months ended June 30, 2017, capital expenditures related to our investment in the PennEast pipeline project were $24.1 million. We estimate expenditures to be between $35 million and $42 million in fiscal 2017.

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

Off-Balance-Sheet Arrangements

Our off-balance-sheet arrangements consist of guarantees covering approximately $292.4 million of natural gas purchases, SREC sales and demand fee commitments and outstanding letters of credit totaling $15.7 million.

Cash Flows

Operating Activities

Cash flows from operating activities during the nine months ended June 30, 2017, totaled $223.1 million compared with $96.6 million during the nine months ended June 30, 2016. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The increase of $126.5 million in operating cash flows during the nine months ended June 30, 2017, compared with the nine months ended June 30, 2016, was due primarily to increased base rates and increased working capital due primarily to lower broker margin requirements, along with a discretionary contribution of $30 million to our pension plan during fiscal 2016 that did not recur in fiscal 2017.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Investing Activities

Cash flows used in investing activities totaled $243.3 million during nine months ended June 30, 2017, compared with $255.3 million during the nine months ended June 30, 2016. The decrease of $12 million was due primarily to a decrease in capital expenditures of $20.9 million and $17.3 million in wind investments and utility plant, respectively, along with proceeds of $9.4 million from the sale of an office building, net of closing costs and $6.6 million from the sale of available for sale securities, partially offset by an increase in expenditures of $27.2 million and $15.4 million for its investment in solar projects and PennEast, respectively.

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

Cash flows from financing activities totaled $44.8 million during the nine months ended June 30, 2017, compared with $248.6 million during the nine months ended June 30, 2016. The decrease of $203.8 million is due primarily to issuance of $125 million of long-term debt during fiscal 2016 and the purchase of three FMBs in lieu of redemption totaling $35.8 million during fiscal 2017, a decrease in payments of short-term borrowings at NJR, along with an increase in treasury shares repurchased.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2016	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2017
NJNG	$(2,485)	7,162	5,581	$(904)
NJRES	(21,742)	16,298	(10,459)	5,015
Total	$(24,227)	23,460	(4,878)	$4,111

There were no changes in methods of valuations during the nine months ended June 30, 2017.

The following is a summary of fair market value of financial derivatives at June 30, 2017, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2017	2018	2019 - 2021	After 2021	Total Fair Value
Price based on ICE	$4,609	(422)	(76)	—	$4,111
Total	$4,609	(422)	(76)	—	$4,111

The following is a summary of financial derivatives by type as of June 30, 2017:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
NJNG	Futures	21.9	$1.88 - $3.36	$(904)
NJRES	Futures	(89.3)	$1.59 - $4.56	5,015
Total				$4,111

(1)	Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2016	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2017
NJNG - Prices based on other external data	$(919)	(1,018)	(2,014)	$77
NJRES - Prices based on other external data	(2,891)	(2,597)	(10,316)	4,828
Total	$(3,810)	(3,615)	(12,330)	$4,905

The following table reflects the changes in the fair market value of interest rate contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2016	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2017
NJNG - Prices based on other external data	$(23,073)	14,479	—	$(8,594)

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $17.1 million. This analysis does not include potential changes to reported credit adjustments embedded in the $12.3 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(8,532)	$(17,063)	$(25,595)	$(34,126)
Ending derivative fair value	$12,343	$3,811	$(4,720)	$(13,252)	$(21,783)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$8,532	$17,063	$25,595	$34,126
Ending derivative fair value	$12,343	$20,875	$29,406	$37,938	$46,469

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of June 30, 2017. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

NJRES' & NJRCEV's counterparty credit exposure as of June 30, 2017, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$130,823	$104,864
Noninvestment grade	19,701	9,521
Internally rated investment grade	13,813	11,752
Internally rated noninvestment grade	17,218	6,947
Total	$181,555	$133,084

NJNG's counterparty credit exposure as of June 30, 2017, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$4,511	$3,886
Noninvestment grade	308	—
Internally rated investment grade	79	—
Internally rated noninvestment grade	14,752	6,932
Total	$19,650	$10,818

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2016, and is set forth in Part I, Item 1, Note 12. Commitment and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended June 30, 2017, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended June 30, 2017:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
4/01/17 - 4/30/17	—	$—	—	2,431,053
5/01/17 - 5/31/17	—	—	—	2,431,053
6/01/17 - 6/30/17	—	—	—	2,431,053
Total	—	$—	—	2,431,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of June 30, 2017, included 19.5 million shares of common stock for repurchase, of which, approximately 2.4 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended June 30, 2017, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	August 2, 2017
By:/s/ Patrick Migliaccio
Patrick Migliaccio
Senior Vice President and
Chief Financial Officer