Form 10-Q
period 2017-12-31
NEW JERSEY RESOURCES CORP
filed 2018-02-08
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of February 6, 2018 was 87,594,863.

New Jersey Resources Corporation

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS

Adelphia	Adelphia Gateway, LLC
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CIP	Conservation Incentive Program
CME	Chicago Mercantile Exchange
CR&R	Commercial Realty & Resources Corp.
DM	Dominion Midstream Partners, L.P., a master limited partnership
DM Common Units	Common units representing limited partnership interests in DM
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
Dths	Dekatherms
EE	Energy Efficiency
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Financial margin
A non-GAAP financial measure, which represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes any accounting impact from the change in the fair value of certain derivative instruments

FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles of the United States
Home Services and Other	Home Services and Other Operations
ICE	Intercontinental Exchange
IEC	Interstate Energy Company, LLC
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
MGP	Manufactured Gas Plant
Moody's	Moody's Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
NFE	Net Financial Earnings
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	NJNG's $250 million unsecured committed credit facility expiring in May 2019
NJR Credit Facility	NJR's $425 million unsecured committed credit facility expiring in September 2020
NJR or The Company	New Jersey Resources Corporation
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
O&M	Operation and Maintenance
OCI	Other Comprehensive Income
OPEB	Other Postemployment Benefit Plans
PennEast	PennEast Pipeline Company, LLC
PPA	Power Purchase Agreement
PTC	Federal Production Tax Credit
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
S&P	Standard & Poor's Financial Services, LLC
SAFE	Safety Acceleration and Facility Enhancement
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
SREC	Solar Renewable Energy Certificate
SRL	Southern Reliability Link
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Talen	Talen Energy Marketing, LLC
Tetco	Texas Eastern Transmission
The Exchange Act	The Securities Exchange Act of 1934, as amended
The Tax Act	An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017
Trustee	U.S. Bank National Association
U.S.	The United States of America
USF	Universal Service Fund

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

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, PTCs and SRECs, future rate case proceedings, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2018 and thereafter include many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as well as the following:

•
risks associated with our investments in clean energy projects, including the availability of regulatory and tax incentives, the availability of viable projects, our eligibility for ITCs and PTCs, the future market for SRECs and electricity prices and operational risks related to projects in service;

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

•	commercial and wholesale credit risks, including the availability of creditworthy customers and counterparties, and liquidity in the wholesale energy trading market;

•	accounting effects and other risks associated with hedging activities and use of derivatives contracts;

•	our ability to optimize our physical assets;

•	any potential need to record a valuation allowance for our deferred tax assets;

•	changes to tax laws and regulations;

•	weather and economic conditions;

•	our ability to comply with debt covenants;

•	demographic changes in our service territory and their effect on our customer growth;

•	the impact of natural disasters, terrorist activities and other extreme events on our operations and customers;

•	the costs of compliance with present and future environmental laws, including potential climate change-related legislation;

•	environmental-related and other uncertainties related to litigation or administrative proceedings;

•	risks related to our employee workforce; and

•	risks associated with the management of our joint ventures and partnerships, and investment in a master limited partnership.

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	December 31,
(Thousands, except per share data)	2017	2016
OPERATING REVENUES
Utility	$209,787	$185,556
Nonutility	495,518	355,472
Total operating revenues	705,305	541,028
OPERATING EXPENSES
Gas purchases:
Utility	77,602	61,320
Nonutility	445,084	337,932
Related parties	2,149	2,111
Operation and maintenance	55,111	52,228
Regulatory rider expenses	11,769	12,601
Depreciation and amortization	21,854	19,260
Energy and other taxes	16,491	14,101
Total operating expenses	630,060	499,553
OPERATING INCOME	75,245	41,475
Other income, net	6,927	3,776
Interest expense, net of capitalized interest	11,905	10,615
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	70,267	34,636
Income tax (benefit) provision	(50,168)	2,018
Equity in earnings of affiliates	3,264	2,311
NET INCOME	$123,699	$34,929

EARNINGS PER COMMON SHARE
Basic	$1.42	$0.41
Diluted	$1.42	$0.40
DIVIDENDS DECLARED PER COMMON SHARE	$0.2725	$0.255
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	86,996	86,084
Diluted	87,347	86,855

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2017	2016
Net income	$123,699	$34,929
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on available for sale securities, net of tax of $851 and $(3,786), respectively	(2,290)	5,515
Reclassifications of (gains) to net income on available for sale securities, net of tax of $2,178 and $0, respectively	(3,154)	—
Adjustment to postemployment benefit obligation, net of tax of $(136) and $(217), respectively	240	317
Other comprehensive (loss) income	(5,204)	5,832
Comprehensive income	$118,495	$40,761

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2017	2016
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income	$123,699	$34,929
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss on derivative instruments	34,855	28,302
Gain on sale of available for sale securities, net	(5,332)	(2,581)
Depreciation and amortization	21,854	19,260
Amortization of acquired wholesale energy contracts	3,391	—
Allowance for equity used during construction	(852)	(584)
Allowance for bad debt expense	471	230
Deferred income taxes	(44,114)	16,262
Manufactured gas plant remediation costs	(5,147)	(1,619)
Distributions received from equity investees, net of equity in earnings	(257)	1,101
Cost of removal - asset retirement obligations	(332)	(198)
Contributions to postemployment benefit plans	(1,467)	(1,712)
Tax benefit from stock-based compensation	2,831	1,188
Changes in:
Components of working capital	(189,528)	(150,480)
Other noncurrent assets	31,038	9,823
Other noncurrent liabilities	5,388	15
Cash flows used in operating activities	(23,502)	(46,064)
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(34,638)	(31,396)
Solar and wind equipment	(18,387)	(46,785)
Real estate properties and other	(1,313)	(171)
Cost of removal	(12,752)	(7,459)
Investments in equity investees	(7,202)	(4,636)
Distribution from equity investees in excess of equity in earnings	793	688
Cash paid related to acquisition	(10,000)	—
Withdrawal from restricted cash construction fund	(43)	—
Proceeds from sale of available for sale securities	6,616	3,218
Cash flows used in investing activities	(76,926)	(86,541)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt	(1,690)	(2,716)
Net proceeds from short-term debt	107,200	162,900
Proceeds from sale-leaseback transaction	7,820	9,587
Payments of common stock dividends	(23,607)	(21,931)
Proceeds from waiver discount issuance of common stock	22,690	—
Proceeds from issuance of common stock	3,846	4,616
Purchases of treasury stock	—	(6,355)
Tax withholding payments related to net settled stock compensation	(13,319)	(4,167)
Cash flows from financing activities	102,940	141,934
Change in cash and cash equivalents	2,512	9,329
Cash and cash equivalents at beginning of period	2,226	37,546
Cash and cash equivalents at end of period	$4,738	$46,875
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(192,253)	$(152,180)
Inventories	(2,561)	(13,954)
Recovery of gas costs	17,102	(2,472)
Gas purchases payable	43,284	47,772
Prepaid and accrued taxes	(12,418)	7,954
Accounts payable and other	(25,527)	(12,405)
Restricted broker margin accounts	(21,694)	(26,173)
Customers' credit balances and deposits	6,093	616
Other current assets	(1,554)	362
Total	$(189,528)	$(150,480)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid (received) for:
Interest (net of amounts capitalized)	$9,758	$8,153
Income taxes	$(191)	$(7,020)
Accrued capital expenditures	$26,034	$28,442

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	December 31, 2017	September 30, 2017
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$2,273,071	$2,241,324
Construction work in progress	121,679	119,318
Solar and wind equipment, real estate properties and other, at cost	848,900	843,142
Construction work in progress	28,566	7,286
Total property, plant and equipment	3,272,216	3,211,070
Accumulated depreciation and amortization, utility plant	(501,663)	(489,122)
Accumulated depreciation and amortization, solar and wind equipment, real estate properties and other	(121,260)	(112,207)
Property, plant and equipment, net	2,649,293	2,609,741
CURRENT ASSETS
Cash and cash equivalents	4,738	2,226
Customer accounts receivable
Billed	325,406	196,467
Unbilled revenues	70,138	7,202
Allowance for doubtful accounts	(5,274)	(5,181)
Regulatory assets	41,574	50,791
Gas in storage, at average cost	203,447	202,063
Materials and supplies, at average cost	13,121	11,944
Prepaid and accrued taxes	39,581	24,764
Derivatives, at fair value	46,299	30,081
Restricted broker margin accounts	52,850	25,827
Other	34,199	33,260
Total current assets	826,079	579,444
NONCURRENT ASSETS
Investments in equity method investees	179,429	172,585
Regulatory assets	362,150	375,919
Derivatives, at fair value	5,537	9,164
Available for sale securities	55,995	65,752
Intangible assets	37,693	41,084
Other noncurrent assets	70,752	74,818
Total noncurrent assets	711,556	739,322
Total assets	$4,186,928	$3,928,507

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands, except share data)	December 31, 2017	September 30, 2017
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding December 31, 2017 — 87,475,456; September 30, 2017 — 86,555,507	$225,095	$222,258
Premium on common stock	255,142	219,696
Accumulated other comprehensive loss, net of tax	(8,460)	(3,256)
Treasury stock at cost and other; shares December 31, 2017 — 2,507,313; September 30, 2017 — 2,347,380	(91,859)	(70,039)
Retained earnings	967,852	867,984
Common stock equity	1,347,770	1,236,643
Long-term debt	1,001,183	997,080
Total capitalization	2,348,953	2,233,723
CURRENT LIABILITIES
Current maturities of long-term debt	166,167	165,375
Short-term debt	373,200	266,000
Gas purchases payable	203,401	160,115
Gas purchases payable to related parties	1,150	1,152
Accounts payable and other	75,924	96,878
Dividends payable	23,831	23,586
Accrued taxes	4,430	2,031
Regulatory liabilities	434	78
New Jersey clean energy program	12,626	14,202
Derivatives, at fair value	96,788	46,544
Customers' credit balances and deposits	33,050	26,957
Total current liabilities	991,001	802,918
NONCURRENT LIABILITIES
Deferred income taxes	238,367	514,708
Deferred investment tax credits	4,216	4,297
Deferred gain	27,531	27,728
Derivatives, at fair value	25,759	11,330
Manufactured gas plant remediation	144,046	149,000
Postemployment employee benefit liability	128,574	128,888
Regulatory liabilities	237,838	14,507
Asset retirement obligation	31,792	31,420
Other	8,851	9,988
Total noncurrent liabilities	846,974	891,866
Commitments and contingent liabilities (Note 12)
Total capitalization and liabilities	$4,186,928	$3,928,507

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and operates certain unregulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company provides natural gas utility service to approximately 534,400 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment;

NJR Clean Energy Ventures Corporation, the Company's clean energy subsidiary, comprises the Clean Energy Ventures segment and consists of the Company's capital investments in commercial and residential solar projects located throughout New Jersey and onshore wind investments in Montana, Iowa, Kansas, Wyoming and Pennsylvania;

NJR Energy Services Company and NJR Retail Services Company comprise the Energy Services segment. Energy Services maintains and transacts around a portfolio of natural gas storage and transportation capacity contracts and provides physical wholesale energy and energy management services in the U.S. and Canada and provides retail natural gas supply and transportation services to commercial and industrial customers in Delaware, Maryland, Pennsylvania and New Jersey;

NJR Midstream Holdings Corporation, which comprises the Midstream segment, invests in energy-related ventures through its subsidiaries, NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined ownership interest in Steckman Ridge, located in Pennsylvania, NJR Pipeline Company, which holds the Company's 20 percent ownership interest in PennEast and NJNR Pipeline Company, which holds the Company's 1.84 million Common Units of Dominion Midstream Partners, L.P. See Note 6. Investments in Equity Investees for more information; and

NJR Retail Holdings Corporation has two principal subsidiaries, NJR Home Services Company, which provides heating, central air conditioning, standby generators, solar and other indoor and outdoor comfort products to residential homes throughout New Jersey, and Commercial Realty & Resources Corporation, which owns commercial real estate. NJR Home Services Company and Commercial Realty & Resources Corporation are included in Home Services and Other operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by NJR in accordance with the rules and regulations of the SEC and GAAP. The September 30, 2017 Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in NJR's 2017 Annual Report on Form 10-K.

The Unaudited Condensed Consolidated Financial Statements include the accounts of NJR and its subsidiaries. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the results of the interim periods presented. These adjustments are of a normal and recurring nature. Because of the seasonal nature of NJR's utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ending September 30, 2018. Intercompany transactions and accounts have been eliminated.

Gas in Storage

The following table summarizes gas in storage, at average cost by company as of:

	December 31, 2017		September 30, 2017
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
Energy Services	$144,456	51.9	$122,884	53.9
Natural Gas Distribution	58,991	16.5	79,179	21.8
Total	$203,447	68.4	$202,063	75.7

Sales Tax Accounting

Sales tax that is collected from customers is presented in both operating revenues and operating expenses on the Unaudited Condensed Consolidated Statements of Operations totaled $13.3 million during the three months ended December 31, 2017, and $11.2 million during the three months ended December 31, 2016. Effective January 1, 2017, the New Jersey sales tax rate decreased from 7 percent to 6.875 percent. Effective January 1, 2018, the New Jersey sales tax rate decreased again to 6.625 percent.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available for Sale Securities

As of December 31, 2017, included in available for sale securities on the Unaudited Condensed Consolidated Balance Sheets is an investment in a publicly traded energy company. The Company's available for sale securities had a fair value of $56 million and $65.8 million as of December 31, 2017 and September 30, 2017, respectively. Total unrealized gains associated with this investment is included as a part of accumulated other comprehensive income, a component of common stock equity and was $9.9 million, $5.6 million after tax, and $12.8 million, $7.7 million after tax, as of December 31, 2017 and September 30, 2017, respectively.

During the three months ended December 31, 2017 and 2016, NJR received proceeds of approximately $6.6 million and $3.2 million, respectively, from the sale of available for sale securities and realized a pre-tax gain of $5.3 million and $2.6 million, respectively, which is included in other income, net on the Unaudited Condensed Consolidated Statements of Operations. Reclassifications of realized gains out of other comprehensive income into income are determined based on average cost.

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

(Thousands)	December 31, 2017		September 30, 2017
Energy Services	$246,203	76%	$150,322	77%
Natural Gas Distribution (1)	72,067	22	37,432	19
Clean Energy Ventures	3,072	1	2,655	1
NJRHS and other	4,064	1	6,058	3
Total	$325,406	100%	$196,467	100%

(1)	Does not include unbilled revenues of $70.1 million and $7.2 million as of December 31, 2017 and September 30, 2017, respectively.

Loans Receivable

NJNG currently provides loans, with terms ranging from three to 10 years, to customers that elect to purchase and install certain energy efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Unaudited Condensed Consolidated Balance Sheets. The Company recorded $9.4 million and $8.9 million in other current assets and $40.7 million and $40.4 million in other noncurrent assets as of December 31, 2017 and September 30, 2017, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans.

NJNG's policy is to establish an allowance for doubtful accounts when loan balances are in arrears for more than 60 days. As of December 31, 2017 and September 30, 2017, there was no allowance for doubtful accounts established for the SAVEGREEN loans.

Reclassification

Certain prior period activities for the three months ended December 31, 2016, were reclassified to conform to the current period presentation.

Recently Adopted Updates to the Accounting Standards Codification

Inventory

In July 2015, the FASB issued ASU No. 2015-11, an amendment to ASC 330, Inventory, which requires entities to measure most inventory “at the lower of cost or net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The Company adopted the new guidance in the first quarter of fiscal 2018 and applied the new provisions on a prospective basis, which did not impact its financial position, results of operations or cash flows upon adoption.

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

The Company has concluded that its tariff based sales of natural gas will be within the scope of the new guidance. However, it does not anticipate any modification to the pattern of revenue recognition from such sales. The Company has also evaluated its renewable asset PPA arrangements and does not anticipate any modification to the pattern of revenue recognition of the related electricity, capacity and REC sales. Revenues from RECs sold as part of a bundled arrangement will be recognized in the same period as the related generation, consistent with current practice.

Based on the review of customer contracts to date, the Company is not anticipating a material impact to its financial position, results of operations or cash flows upon adoption. The Company anticipates significant new disclosures as a result of the implementation of ASC 606 and currently expects to transition to the new guidance using the modified retrospective approach. The Company is also monitoring industry specific developments that may have an impact.

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

In June 2016, the FASB issued ASU No. 2016-13, an amendment to ASC 326, Financial Instruments - Credit Losses, which changes the impairment model for certain financial assets that have a contractual right to receive cash, including trade and loan receivables. The new model requires recognition based upon an estimation of expected credit losses rather than recognition of losses when it is probable that they have been incurred. An entity will apply the amendment through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The guidance is effective for the Company’s fiscal year ending September 30, 2021, and interim periods within that year, with early adoption permitted. The Company is currently evaluating the amendment to understand the impact on its financial position, results of operations and cash flows upon adoption and will apply the new guidance to its trade and loan receivables on a modified retrospective basis.

Leases

In February 2016, the FASB issued ASU No. 2016-02, an amendment to ASC 842, Leases, which provides for a comprehensive overhaul of the lease accounting model and changes the definition of a lease within the accounting literature. Under the new standard, all leases with a term greater than one year will be recorded on the balance sheet. Amortization of the related asset will be accounted for using one of two approaches prescribed by the guidance. Additional disclosures will be required to allow the user to assess the amount, timing and uncertainty of cash flows arising from leasing activities. A modified retrospective transition approach is required for leases existing at the time of adoption. The guidance is effective for the Company’s fiscal year ending September 30, 2020, and interim periods within that year, with early adoption permitted. The Company continues to evaluate the provisions of ASC 842 and is actively monitoring industry specific developments including the exposure draft issued by the FASB that would introduce a land easement practical expedient to ASC 842. At this time, the Company does not plan to early adopt the new guidance and expects to elect the practical expedient package in the new guidance during transition.

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

Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, an amendment to ASC 805, Business Combinations, clarifying the definition of a business in the ASC, which is intended to reduce the complexity surrounding the assessment of a transaction as an asset acquisition or business combination. The amendment provides an initial fair value screen to reduce the number of transactions that would fit the definition of a business, and when the screen threshold is not met, provides an updated model that further clarifies the characteristics of a business. The guidance is effective for the Company’s fiscal year ending September 30, 2019, and interim periods within that year, with early adoption permitted. Upon adoption, the amendment will be applied on a prospective basis. The amendment could potentially have material impacts on future transactions that the Company may enter into by altering the Company’s conclusion on the accounting applied to acquisitions.

Gains and Losses from the Derecognition of Nonfinancial Assets

In February 2017, the FASB issued ASU No. 2017-05, an amendment to ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which clarifies the scope and accounting related to the derecognition of nonfinancial assets, including partial sales and contributions of nonfinancial assets to a joint venture or other non-controlled investee. The guidance is effective concurrently with ASC 606, which is effective for the Company’s fiscal year ending September 30, 2019, and interim periods within that year with early adoption permitted. ASU No. 2017-05 may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company has determined that to the extent a deferred gain exists related to nonfinancial assets on the balance sheet upon adoption, it would be recognized under the new accounting guidance as a cumulative effect adjustment to the opening balance of retained earnings for the first quarter of fiscal 2019.

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

NJNG's recovery of costs is facilitated through its base rates, BGSS and other regulatory tariff riders. NJNG is required to make annual filings to the BPU for review of its BGSS, CIP and various other programs and related rates. Annual rate changes are typically requested to be effective at the beginning of the following fiscal year. All rate and program changes are subject to proper notification and BPU review and approval. In addition, NJNG is also permitted to implement certain BGSS rate changes on an interim basis with proper notification to the BPU.

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	December 31, 2017	September 30, 2017
Regulatory assets-current
New Jersey Clean Energy Program	$12,626	$14,202
Underrecovered gas costs	490	9,910
Derivatives at fair value, net	18,471	9,010
Conservation Incentive Program	9,987	17,669
Total current regulatory assets	$41,574	$50,791
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$31,236	$28,547
Liability for future expenditures	144,046	149,000
Deferred income taxes	16,356	21,795
SAVEGREEN	13,419	16,302
Postemployment and other benefit costs	138,681	141,433
Deferred Post-Tropical Cyclone Sandy costs	12,487	13,030
Other noncurrent regulatory assets	5,925	5,812
Total noncurrent regulatory assets	$362,150	$375,919
Regulatory liability-current
Derivatives at fair value, net	$434	$78
Total current regulatory liabilities	$434	$78
Regulatory liabilities-noncurrent
Deferred income taxes (1)	$229,315	$—
Cost of removal obligation	—	7,902
Derivatives at fair value, net	—	146
New Jersey Clean Energy Program	7,527	5,795
Other noncurrent regulatory liabilities	996	664
Total noncurrent regulatory liabilities	$237,838	$14,507

(1)
Includes an adjustment related to the re-measurement of NJNG's net deferred tax liabilities to reflect the change in federal tax rates enacted in the Tax Act. For a more detailed discussion of the Tax Act, see Note 11. Income Taxes.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory filings and/or actions that occurred during the current fiscal year include the following:

•	On October 20, 2017, the BPU approved NJNG's filing to decrease its EE recovery rate, which will result in an annual decrease of $3.9 million, effective November 1, 2017.

•
On November 17, 2017, NJNG filed its annual SBC application requesting to recover remediation expenses incurred through June 30, 2017, a reduction in the RAC, which will result in an annual decrease of $2.4 million and to increase the NJCEP factor, which will result in an annual increase of $1.8 million, effective April 1, 2018.

•
On December 22, 2017, the Tax Act was signed into law, which resulted in a reduction in the federal corporate tax rate. As a result, NJNG recorded a regulatory liability of $228 million, which includes $164.3 million for the revaluation of its deferred income taxes and $63.7 million for the accounting of the income tax effects on the revaluation. The revaluation is based on certain assumptions and estimations NJNG made with respect to its deferred taxes, as well as the effects from the Tax Act, and as such are subject to change if and when assumptions are updated. See Note 11. Income Taxes for a more detailed discussion on the Tax Act. On January 31, 2018, the BPU issued an Order directing the New Jersey utilities to submit filings by March 2, 2018, proposing the prospective change in rates as a result of the Tax Act to be effective April 1, 2018, the method to return to customers the rate difference from January 1, 2018, through March 31, 2018, and an outline of the method by which the excess deferred taxes would be returned to customers. The excess deferred taxes are primarily related to timing differences associated with utility plant depreciation and are subject to IRS normalization rules, which require amortization over the remaining life of the utility plant. The return to customers of the plant-related excess deferred taxes, as well as any non-plant related excess deferred taxes will be addressed in NJNG’s filing to the BPU.

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

Energy Services

Energy Services chooses not to designate its financial commodity and physical forward commodity derivatives as accounting hedges or to elect NPNS. The changes in the fair value of these derivatives are recorded as a component of gas purchases or operating revenues, as appropriate for Energy Services, on the Unaudited Condensed Consolidated Statements of Operations as unrealized gains or losses. For Energy Services at settlement, realized gains and losses on all financial derivative instruments are recognized as a component of gas purchases and realized gains and losses on all physical derivatives follow the presentation of the related unrealized gains and losses as a component of either gas purchases or operating revenues.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected production of SRECs is hedged through the use of forward and futures contracts. All contracts require the Company to physically deliver SRECs through the transfer of certificates as per contractual settlement schedules. The Company applies NPNS accounting to SREC forward and futures contracts entered into on or before December 31, 2015. Effective for contracts executed on or after January 1, 2016, Energy Services no longer elects NPNS accounting treatment on all SREC forward sales contracts and recognizes changes in the fair value of these derivatives as a component of operating revenues. Upon settlement of the contract, the related revenue is recognized when the SREC is transferred to the counterparty.

NPNS is a contract-by-contract election and, where it makes sense to do so, we can and may elect normal accounting for certain contracts.

Natural Gas Distribution

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

In June 2015, NJNG entered into a BPU-approved treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with a forecasted $125 million debt issuance expected in May 2018. This forecasted debt issuance coincides with the maturity of NJNG's existing $125 million, 5.6 percent notes due May 15, 2018. The change in fair value of NJNG's treasury lock agreement is recorded as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets since NJNG believes that the market value upon settlement will be recovered in future rates. Upon settlement, any gain or loss will be amortized into earnings over the life of the future underlying debt issuance.

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		December 31, 2017		September 30, 2017
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$487	$53	$151	$72
Financial commodity contracts	Derivatives - current	—	3,478	—	1,149
Interest rate contracts	Derivatives - current	—	12,534	—	8,467
Energy Services:
Physical commodity contracts	Derivatives - current	13,247	24,531	14,588	16,589
	Derivatives - noncurrent	2,801	14,256	7,127	8,710
Financial commodity contracts	Derivatives - current	32,559	56,188	15,302	20,267
	Derivatives - noncurrent	2,706	11,477	2,033	2,620
Foreign currency contracts	Derivatives - current	6	4	40	—
	Derivatives - noncurrent	30	26	4	—
Total fair value of derivatives		$51,836	$122,547	$39,245	$57,874

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

The following table summarizes the reported gross amounts, the amounts that the Company has the right to offset but elects not to, financial collateral, as well as the net amounts the Company could present on the Unaudited Condensed Consolidated Balance Sheets but elects not to.

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of December 31, 2017:
Derivative assets:
Energy Services
Physical commodity contracts	$16,048	$(3,137)	$(200)	$12,711
Financial commodity contracts	35,265	(29,434)	(5,327)	504
Foreign currency contracts	36	(30)	—	6
Total Energy Services	$51,349	$(32,601)	$(5,527)	$13,221
Natural Gas Distribution
Physical commodity contracts	$487	$(25)	$—	$462
Total Natural Gas Distribution	$487	$(25)	$—	$462
Derivative liabilities:
Energy Services
Physical commodity contracts	$38,787	$(3,137)	$—	$35,650
Financial commodity contracts	67,665	(29,434)	(38,231)	—
Foreign currency contracts	30	(30)	—	—
Total Energy Services	$106,482	$(32,601)	$(38,231)	$35,650
Natural Gas Distribution
Physical commodity contracts	$53	$(25)	$—	$28
Financial commodity contracts	3,478	—	(3,478)	—
Interest rate contracts	12,534	—	—	12,534
Total Natural Gas Distribution	$16,065	$(25)	$(3,478)	$12,562
As of September 30, 2017:
Derivative assets:
Energy Services
Physical commodity contracts	$21,715	$(2,173)	$(200)	$19,342
Financial commodity contracts	17,335	(14,121)	—	3,214
Foreign currency contracts	44	—	—	44
Total Energy Services	$39,094	$(16,294)	$(200)	$22,600
Natural Gas Distribution
Physical commodity contracts	$151	$(20)	$—	$131
Total Natural Gas Distribution	$151	$(20)	$—	$131
Derivative liabilities:
Energy Services
Physical commodity contracts	$25,299	$(2,173)	$—	$23,126
Financial commodity contracts	22,887	(14,121)	(8,766)	—
Total Energy Services	$48,186	$(16,294)	$(8,766)	$23,126
Natural Gas Distribution
Physical commodity contracts	$72	$(20)	$—	$52
Financial commodity contracts	1,149	—	(1,149)	—
Interest rate contracts	8,467	—	—	8,467
Total Natural Gas Distribution	$9,688	$(20)	$(1,149)	$8,519

(1)	Derivative assets and liabilities are presented on a gross basis on the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Includes transactions with NAESB netting election, transactions held by FCMs with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Energy Services utilizes financial derivatives to economically hedge the gross margin associated with the purchase of physical gas to be used for storage injection and its subsequent sale at a later date. The gains or (losses) on the financial transactions that are economic hedges of the cost of the purchased gas are recognized prior to the gains or (losses) on the physical transaction, which are recognized in earnings when the natural gas is delivered. Therefore, mismatches between the timing of the recognition of realized gains or (losses) on the financial derivative instruments and gains or (losses) associated with the actual sale of the natural gas that is being economically hedged along with fair value changes in derivative instruments creates volatility in the results of Energy Services, although the Company's intended economic results relating to the entire transaction are unaffected.

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended
		December 31,
Derivatives not designated as hedging instruments:		2017	2016
Energy Services:
Physical commodity contracts	Operating revenues	$1,210	$1,743
Physical commodity contracts	Gas purchases	(22,697)	(8,799)
Financial commodity contracts	Gas purchases	(25,997)	(30,611)
Foreign currency contracts	Gas purchases	(48)	(86)
Total unrealized and realized gains (losses)		$(47,532)	$(37,753)

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

	Three Months Ended
	December 31,
(Thousands)	2017	2016
Natural Gas Distribution:
Physical commodity contracts	$(2,976)	$1,050
Financial commodity contracts	(8,808)	11,178
Interest rate contracts	(4,067)	20,371
Total unrealized and realized (losses) gains	$(15,851)	$32,599

NJNG and Energy Services had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		December 31, 2017	September 30, 2017
Natural Gas Distribution	Futures	20.4	18.2
	Physical	26.8	32.1
Energy Services	Futures	(33.4)	(16.4)
	Physical	(4.6)	(13.1)

Not included in the previous table are Energy Services' gross notional amount of foreign currency transactions of approximately $9.7 million, NJNG’s treasury lock agreement as previously discussed and 403,000 SRECs at Energy Services that are open as of December 31, 2017.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Broker Margin

Futures exchanges have contract specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily marked-to-market relative to maintenance margin requirements. The Company maintains separate broker margin accounts for the Natural Gas Distribution and Energy Services segments. The balances are as follows:

(Thousands)	Balance Sheet Location	December 31, 2017	September 30, 2017
Natural Gas Distribution	Broker margin - Current assets	$4,632	$2,661
Energy Services	Broker margin - Current assets	$48,218	$23,166

Wholesale Credit Risk

NJNG, Energy Services and Clean Energy Ventures are exposed to credit risk as a result of their sales/wholesale marketing activities. As a result of the inherent volatility in the prices of natural gas commodities, derivatives, SRECs, electricity and RECs, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty fails to perform the obligations under its contract (e.g., failed to deliver or pay for natural gas, SRECs, electricity or RECs), then the Company could sustain a loss.

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of December 31, 2017. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$182,514
Noninvestment grade	25,079
Internally rated investment grade	25,435
Internally rated noninvestment grade	61,714
Total	$294,742

Conversely, certain of NJNG's and Energy Services' derivative instruments are linked to agreements containing provisions that would require cash collateral payments from the Company if certain events occur. These provisions vary based upon the terms in individual counterparty agreements and can result in cash payments if NJNG's credit rating were to fall below its current level. NJNG's credit rating, with respect to S&P, reflects the overall corporate credit profile of NJR. Specifically, most, but not all, of these additional payments will be triggered if NJNG's debt is downgraded by the major credit agencies, regardless of investment grade status. In addition, some of these agreements include threshold amounts that would result in additional collateral payments if the values of derivative liabilities were to exceed the maximum values provided for in relevant counterparty agreements. Other provisions include payment features that are not specifically linked to ratings, but are based on certain financial metrics.

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2017 and September 30, 2017, was $14 million and $8.7 million, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on December 31, 2017 and September 30, 2017, the Company would have been required to post an additional $13.1 million and $8.6 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt at NJNG and NJR, including current maturities, excluding capital leases, debt issuance costs and solar asset financing obligations, is as follows:

(Thousands)	December 31, 2017	September 30, 2017
Carrying value (1) (2) (3)	$1,097,045	$1,097,045
Fair market value	$1,111,265	$1,107,676

(1)	Excludes capital leases of $45 million and $39.7 million as of December 31, 2017 and September 30, 2017, respectively.

(2)	Excludes NJNG's debt issuance costs of $6.2 million and $6.3 million as of December 31, 2017 and September 30, 2017, respectively.

(3)	Excludes NJR's debt issuance costs of $804,000 and $770,000 as of December 31, 2017 and September 30, 2017, respectively.

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of December 31, 2017, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

Level 2
Other significant observable inputs such as interest rates or price data, including both commodity and basis pricing that is observed either directly or indirectly from publications or pricing services. NJR's Level 2 assets and liabilities include over-the-counter physical forward commodity contracts and swap contracts, SREC forward sales or derivatives that are initially valued using observable quotes and are subsequently adjusted to include time value, credit risk or estimated transport pricing components for which no basis price is available. Level 2 financial derivatives consist of transactions with non-FCM counterparties (basis swaps, fixed swaps and/or options). NJNG's treasury lock is also considered Level 2 as valuation is based on quoted market interest and swap rates as inputs to the valuation model. Inputs are verifiable and do not require significant management judgment. For some physical commodity contracts the Company utilizes transportation tariff rates that are publicly available and that it considers to be observable inputs that are equivalent to market data received from an independent source. There are no significant judgments or adjustments applied to the transportation tariff inputs and no market perspective is required. Even if the transportation tariff input were considered to be a “model,” it would still be considered to be a Level 2 input as the data is:

•	widely accepted and public;

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	non-proprietary and sourced from an independent third party; and

•	observable and published.

These additional adjustments are generally not considered to be significant to the ultimate recognized values.

Level 3	Inputs derived from a significant amount of unobservable market data. These include NJR's best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2017:
Assets:
Physical commodity contracts	$—	$16,535	$—	$16,535
Financial commodity contracts	35,265	—	—	35,265
Financial commodity contracts - foreign exchange	—	36	—	36
Available for sale equity securities - energy industry	55,995	—	—	55,995
Other (1)	1,106	—	—	1,106
Total assets at fair value	$92,366	$16,571	$—	$108,937
Liabilities:
Physical commodity contracts	$—	$38,840	$—	$38,840
Financial commodity contracts	71,143	—	—	71,143
Financial commodity contracts - foreign exchange	—	30	—	30
Interest rate contracts	—	12,534	—	12,534
Total liabilities at fair value	$71,143	$51,404	$—	$122,547
As of September 30, 2017:
Assets:
Physical commodity contracts	$—	$21,866	$—	$21,866
Financial commodity contracts	17,335			17,335
Financial commodity contracts - foreign exchange	—	44	—	44
Available for sale equity securities - energy industry	65,752	—	—	65,752
Other (1)	1,202	—	—	1,202
Total assets at fair value	$84,289	$21,910	$—	$106,199
Liabilities:
Physical commodity contracts	$—	$25,371	$—	$25,371
Financial commodity contracts	24,036	—	—	24,036
Interest rate contracts	—	8,467	—	8,467
Total liabilities at fair value	$24,036	$33,838	$—	$57,874

(1)	Includes money market funds of $4,000 and $112,000 as of December 31, 2017 and September 30, 2017, respectively.

6. INVESTMENTS IN EQUITY INVESTEES

NJR's investments in equity method investees include the following as of:

(Thousands)	December 31, 2017	September 30, 2017
Steckman Ridge (1)	$119,433	$120,262
PennEast	59,996	52,323
Total	$179,429	$172,585

(1)
Includes loans with a total outstanding principal balance of $70.4 million for both December 31, 2017 and September 30, 2017. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

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

7. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended
	December 31,
(Thousands, except per share amounts)	2017	2016
Net income, as reported	$123,699	$34,929
Basic earnings per share
Weighted average shares of common stock outstanding-basic	86,996	86,084
Basic earnings per common share	$1.42	$0.41
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	86,996	86,084
Incremental shares (1)	351	771
Weighted average shares of common stock outstanding-diluted	87,347	86,855
Diluted earnings per common share (2)	$1.42	$0.40

(1)	Incremental shares consist primarily of unvested stock awards and performance shares.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three months ended December 31, 2017 and 2016.

8. COMMON STOCK EQUITY

Changes in common stock equity during the three months ended December 31, 2017, were as follows:

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2017	86,556	$222,258	$219,696	$(3,256)	$(70,039)	$867,984	$1,236,643
Net income						123,699	123,699
Other comprehensive income				(5,204)			(5,204)
Common stock issued:
Incentive plan	525	1,453	13,951				15,404
Dividend reinvestment plan (1)	90		245		3,554		3,799
Waiver discount	554	1,384	21,306				22,690
Cash dividend declared ($.2725 per share)						(23,831)	(23,831)
Treasury stock and other	(250)		(56)		(25,374)		(25,430)
Balance at December 31, 2017	87,475	$225,095	$255,142	$(8,460)	$(91,859)	$967,852	$1,347,770

(1)	Shares sold through the DRP are issued from treasury stock at average cost, which may differ from the actual market price paid.

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. NJR raised $3.8 million and $4.6 million of equity through the DRP, by issuing approximately 90,000 and 139,000 shares of treasury stock, during the three months ended December 31, 2017 and 2016, respectively. During the three months ended December 31, 2017, NJR raised approximately $22.7 million of equity by issuing approximately 554,000 new shares through the waiver discount feature of the DRP. NJR issued no new shares during the three months ended December 31, 2016.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects during the three months ended December 31, 2017 and 2016:

(Thousands)	Available for Sale Securities	Postemployment Benefit Obligation		Total
Balance at September 30, 2017	$11,044	$(14,300)		$(3,256)
Other comprehensive (loss) income, net of tax
Other comprehensive (loss), before reclassifications, net of tax of $851, $0, $851	(2,290)	—		(2,290)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax of $2,178, $(136), $2,042	(3,154)	240	(1)	(2,914)
Net current-period other comprehensive (loss) income, net of tax of $3,029, $(136), $2,893	(5,444)	240		(5,204)
Balance at December 31, 2017	$5,600	$(14,060)		$(8,460)

Balance as of September 30, 2016	$4,198	$(19,353)		$(15,155)
Other comprehensive income (loss), net of tax
Other comprehensive income, before reclassifications, net of tax of $(4,840), $0, $(4,840)	7,042	—		7,042
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax of $1,054, $(217), $837	(1,527)	317	(1)	(1,210)
Net current-period other comprehensive income, net of tax of $(3,786), $(217), $(4,003)	5,515	317		5,832
Balance as of December 31, 2016	$9,713	$(19,036)		$(9,323)

(1)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

9. DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program, committed unsecured credit facilities and private placement debt shelf facilities.

Credit Facilities

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	December 31, 2017	September 30, 2017	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	September 2020
Notes outstanding at end of period	$327,200	$255,000
Weighted average interest rate at end of period	2.26%	2.14%
Amount available at end of period (2)	$86,834	$156,601
Bank revolving credit facilities (1)	$75,000	$—	April 2018
Amount available at end of period	$75,000	$—
NJNG
Bank revolving credit facilities (1)	$250,000	$250,000	May 2019
Commercial paper outstanding at end of period	$46,000	$11,000
Weighted average interest rate at end of period	1.33%	1.13%
Amount available at end of period (3)	$203,269	$238,269

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $11 million and $13.4 million for December 31, 2017 and September 30, 2017, respectively, which reduces amount available by the same amount.

(3)	Letters of credit outstanding total $731,000 for both December 31, 2017 and September 30, 2017, which reduces the amount available by the same amount.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 14, 2017, NJR entered into a four-month, $75 million revolving line of credit facility, which will expire on April 14, 2018. As of December 31, 2017, there were no borrowings against the facility. On January 19, 2018, NJR amended the agreement to increase the available amount to $100 million.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

Long-term Debt

NJNG

NJNG received $7.8 million and $9.6 million in December 2017 and 2016, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1.1 million and $1 million during the three months ended December 31, 2017 and 2016, respectively.

NJR

On January 26, 2018, NJR entered into a variable-for-fixed interest rate swap on NJR's existing $100 million variable rate term loan due August 16, 2019, which fixed the variable rate at 2.84 percent.

10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension		OPEB
	Three Months Ended		Three Months Ended
	December 31,		December 31,
(Thousands)	2017	2016	2017	2016
Service cost	$2,035	$2,087	$1,152	$1,095
Interest cost	2,623	2,443	1,591	1,386
Expected return on plan assets	(4,910)	(4,828)	(1,338)	(1,192)
Recognized actuarial loss	1,884	2,207	1,165	1,093
Prior service cost amortization	27	27	(91)	(91)
Net periodic benefit cost	$1,659	$1,936	$2,479	$2,291

The Company does not expect to be required to make additional contributions to fund the pension plans during fiscal 2018 or 2019 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the three months ended December 31, 2017.

11. INCOME TAXES

ASC Topic 740, Income Taxes requires the use of an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating its estimated annual effective tax rate, NJR considers forecasted annual pre-tax income and estimated permanent book versus tax differences, as well as tax credits associated with solar and wind projects. For investment tax credits, the estimate is based on solar projects that are probable of being completed and placed in service during the current fiscal year based on the best information available at each reporting period. For production tax credits, the estimate is based on the forecast of electricity produced during the current fiscal year based on the best information available at each reporting period. Adjustments to the effective tax rate and management's estimates will occur as information and assumptions change.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date, the date in which the act is signed into law.

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. During the three months ended December 31, 2017 and 2016, the Company determined there was no need to recognize any liabilities associated with uncertain tax positions.

The Tax Act

On December 22, 2017, the President signed into law the Tax Act. The law made several changes to the Internal Revenue Code of 1986, as amended, the most impactful to the Company of which was a reduction in the federal corporate income tax rate from 35 percent to 21 percent that became effective January 1, 2018. Since the Company's fiscal year end is September 30, it is required by the Internal Revenue Code to calculate a statutory rate based upon the federal tax rates in effect before and after the effective date of the change in the taxable year that includes the effective date. Accordingly, the Company will use a federal statutory tax rate of 24.5 percent during fiscal 2018 and will use the enacted rate of 21 percent beginning in fiscal 2019.

As a result of the changes associated with the Tax Act, the Company revalued its deferred tax assets and liabilities at the enactment date to reflect the rates that will be in effect when the deferred tax assets and liabilities are expected to be realized or settled. The decrease of the net deferred tax liability at NJNG of $228 million, which includes $164.3 million for the revaluation of its deferred income taxes and $63.7 million for the accounting of the income tax effects on the revaluation, was recorded as a noncurrent regulatory liability on the Unaudited Condensed Consolidated Balance Sheets since it will be refunded to NJNG's ratepayers. The decrease of the net deferred tax liability for the remaining entities resulted in an income tax benefit of $57.6 million that was recognized on the Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2017.

The adjustments to deferred income taxes are based on assumptions the Company made with respect to its book versus tax differences and the timing of when those differences will reverse, including estimations associated with depreciation and the settlement of derivative unrealized amounts, therefore the revaluation of net deferred tax liabilities is subject to change as information and assumptions are updated.

Effective Tax Rate

The forecasted effective tax rates were 13.9 percent and 8.7 percent, for the three months ended December 31, 2017 and 2016, respectively. The increased effective tax rate is due primarily to an increase in forecasted pre-tax income combined with a decrease in forecasted tax credits for the fiscal year ending September 30, 2018, compared with the prior fiscal year, which more than offset the lower statutory rate. Forecasted tax credits, net of deferred income taxes, were $21.9 million and $36.4 million for fiscal 2018 and 2017, respectively.

To the extent there are discrete tax items that are not included in the forecasted effective tax rate, the actual effective tax rate will differ from the estimated annual effective tax rate. The Company recognized $2.8 million and $1.2 million during the three months ended December 31, 2017 and 2016, respectively, in excess tax benefits associated with the vesting of share-based awards, as a component of income tax (benefit) provision in its Unaudited Condensed Consolidated Statements of Operations. In addition, as discussed further above, the Company recognized a tax benefit of $57.6 million during the three months ended December 31, 2017. As a result of these discrete items, NJR’s actual effective tax rate was (68.2) percent and 5.5 percent as of December 31, 2017 and 2016, respectively.

Other Tax Items

As of December 31, 2017, the Company has federal and state income tax net operating losses of approximately $125.3 million and $526.4 million, respectively, which generally have a life of 20 years. The Company has recorded deferred federal and state tax assets of approximately $28.5 million and $27.7 million, respectively, on the Unaudited Condensed Consolidated Balance Sheets, reflecting the tax benefits associated with these net operating losses. As of September 30, 2017, the Company had federal and state income tax net operating losses of approximately $125.3 million and $471.7 million, respectively, and deferred federal and state tax assets of approximately $28.5 million and $23.6 million, respectively.

As of December 31, 2017 and September 30, 2017, the Company recorded a valuation allowance associated with state net operating loss carryforwards of $1.3 million and $1 million, respectively, related to Clean Energy Ventures in the state of Montana. There were no other valuation allowances needed for the Company as of December 31, 2017. In addition, as of December 31,

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2017 and September 30, 2017, the Company had an ITC/PTC carryforward of approximately $122.9 million and $109.3 million, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward, which would begin to expire in fiscal 2035.

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

12. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through September 2024, for the supply, storage and transportation of natural gas. These contracts include fixed charges of approximately $75.9 million at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

For the purpose of securing storage and pipeline capacity, Energy Services enters into storage and pipeline capacity contracts, which require the payment of certain demand charges by Energy Services to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally ranges from one to 10 years. Demand charges are established by interstate storage and pipeline operators and are regulated by FERC. These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and/or transport natural gas utilizing their respective assets.

Commitments as of December 31, 2017, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2018	2019	2020	2021	2022	Thereafter
Energy Services:
Natural gas purchases	$287,394	$117,129	$21,504	$11,443	$—	$—
Storage demand fees	24,479	22,933	13,573	9,263	6,055	3,523
Pipeline demand fees	59,067	50,562	39,292	23,348	19,087	18,977
Sub-total Energy Services	$370,940	$190,624	$74,369	$44,054	$25,142	$22,500
NJNG:
Natural gas purchases	$39,542	$41,287	$40,046	$38,234	$38,794	$79,894
Storage demand fees	22,531	27,193	16,482	9,380	8,952	11,373
Pipeline demand fees	53,406	75,718	101,087	91,202	89,828	669,099
Sub-total NJNG	$115,479	$144,198	$157,615	$138,816	$137,574	$760,366
Total	$486,419	$334,822	$231,984	$182,870	$162,716	$782,866

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

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. NJNG currently recovers approximately $9.4 million annually through its SBC RAC. On November 17, 2017, NJNG filed its annual SBC application requesting a reduction in the RAC, which will decrease the annual recovery to $7 million, effective April 1, 2018. As of December 31, 2017, $31.2 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2017, the NJDEP contacted NJNG regarding its association with a parcel of land, located within NJNG's territory, which may have been a MGP site for a period of time. NJNG is investigating to determine the nature and extent of its relationship to the parcel, its previous owner and the operations conducted on the site. NJNG will continue to gather information relevant to the site in question, to determine if additional inquiry and inspection is warranted and whether a potential obligation, if any, exists to undertake remedial action.

NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $117.6 million to $205.2 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets of $149 million as of September 30, 2017, based on the most likely amount at year end and $144 million as of December 31, 2017, which includes adjustments for actual expenditures during fiscal 2018. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to earnings in the period of such determination.

General

The Company is involved, and from time to time in the future may be involved, in a number of pending and threatened judicial, regulatory and arbitration proceedings relating to matters that arise in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, the Company cannot state with confidence what the eventual outcome of the pending litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter will be, if any. In accordance with applicable accounting guidance, NJR establishes reserves for litigation for those matters that present loss contingencies as to which it is both probable that a loss will be incurred and the amount of such loss can be reasonably estimated. Based upon currently available information, NJR believes that the results of litigation that is currently pending, taken together, will not have a materially adverse effect on the Company’s financial condition, results of operations or cash flows. The actual results of resolving the pending litigation matters may be substantially higher than the amounts reserved.

The foregoing statements about NJR’s litigation are based upon the Company’s judgments, assumptions and estimates and are necessarily subjective and uncertain. The Company has a number of threatened and pending litigation matters at various stages. Certain of the Company’s significant litigation is described below.

In February 2015, a natural gas fire and explosion occurred in Stafford Township, New Jersey as a result of a natural gas leak emanating from an underground pipe. There were no fatalities, although several employees of NJNG were injured and several homes were damaged. NJNG notified its insurance carrier and believes that any costs associated with the incident, including attorneys’ fees, property damage and other losses, will be substantially covered by insurance. The Company believes the resolution of any potential claims associated with the incident will not have a material effect on its financial condition, results of operations or cash flows. As of December 31, 2017, NJNG estimates that liabilities associated with claims will range between $600,000 and $3.2 million and has accrued the lower end of the range, as we do not believe there is an amount within the range that is more probable than any other.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. REPORTING SEGMENT AND OTHER OPERATIONS DATA

The Company organizes its businesses based on a combination of factors, including its products and its regulatory environment. As a result, the Company manages its businesses through the following reporting segments and other operations: the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Clean Energy Ventures segment consists of capital investments in clean energy projects; the Energy Services segment consists of unregulated wholesale and retail energy operations; the Midstream segment consists of the Company's investments in natural gas transportation and storage facilities; the Home Services and Other operations consist of heating, cooling and water appliance sales, installations and services, other investments and general corporate activities.

Information related to the Company's various reporting segments and other operations is detailed below:

	Three Months Ended
	December 31,
(Thousands)	2017	2016
Operating revenues
Natural Gas Distribution
External customers	$209,787	$185,556
Clean Energy Ventures
External customers	13,996	7,567
Energy Services
External customers (1)	472,171	338,930
Intercompany	5,810	(1,749)
Subtotal	701,764	530,304
Home Services and Other
External customers	9,351	8,975
Intercompany	606	1,031
Eliminations	(6,416)	718
Total	$705,305	$541,028
Depreciation and amortization
Natural Gas Distribution	$12,783	$12,030
Clean Energy Ventures	8,935	7,041
Energy Services	14	16
Midstream	1	1
Subtotal	21,733	19,088
Home Services and Other	188	221
Eliminations	(67)	(49)
Total	$21,854	$19,260
Interest income (2)
Natural Gas Distribution	$119	$75
Midstream	664	462
Subtotal	783	537
Home Services and Other	204	121
Eliminations	(931)	(583)
Total	$56	$75

(1)	Includes sales to Canada, which accounted for .02 and 1.9 percent of total operating revenues during the three months ended December 31, 2017 and 2016, respectively.

(2)	Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	December 31,
(Thousands)	2017	2016
Interest expense, net of capitalized interest
Natural Gas Distribution	$6,536	$6,824
Clean Energy Ventures	4,208	3,324
Energy Services	1,257	571
Midstream	309	56
Subtotal	12,310	10,775
Home Services and Other	90	74
Eliminations	(495)	(234)
Total	$11,905	$10,615
Income tax provision (benefit)
Natural Gas Distribution	$11,704	$14,887
Clean Energy Ventures	(73,988)	(11,887)
Energy Services	13,743	(3,176)
Midstream	(12,843)	1,649
Subtotal	(61,384)	1,473
Home Services and Other	11,698	(245)
Eliminations	(482)	790
Total	$(50,168)	$2,018
Equity in earnings of affiliates
Midstream	$4,129	$3,331
Eliminations	(865)	(1,020)
Total	$3,264	$2,311
Net financial earnings
Natural Gas Distribution	$34,109	$30,348
Clean Energy Ventures	71,250	2,842
Energy Services	20,274	3,487
Midstream	17,511	2,387
Subtotal	143,144	39,064
Home Services and Other	(7,716)	1,542
Eliminations	(95)	(223)
Total	$135,333	$40,383
Capital expenditures
Natural Gas Distribution	$47,390	$38,855
Clean Energy Ventures	18,387	46,785
Subtotal	65,777	85,640
Home Services and Other	1,313	171
Total	$67,090	$85,811
Investments in equity investees
Midstream	$7,202	$4,636
Total	$7,202	$4,636

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended
	December 31,
(Thousands)	2017	2016
Net financial earnings	$135,333	$40,383
Less:
Unrealized loss on derivative instruments and related transactions	34,855	28,302
Tax effect	(8,059)	(9,757)
Effects of economic hedging related to natural gas inventory	(25,387)	(17,939)
Tax effect	8,244	6,204
Net income to NFE tax adjustment	1,981	(1,356)
Net income	$123,699	$34,929

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

NFE is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of gas, SRECs and foreign currency contracts. Consequently, to reconcile between net income and NFE, current period unrealized gains and losses on the derivatives are excluded from NFE as a reconciling item. Additionally, realized derivative gains and losses are also included in current period net income. However, NFE includes only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical gas flows. Included in the tax effects are current and deferred income tax expense corresponding with the non-GAAP measure. Also included in the tax effects during the three month ended December 31, 2017, are the impacts of the Tax Act and resulting revaluation of the deferred income taxes that arose from derivative and hedging activity as measured under NFE. The revaluation caused the effective tax rate on reconciling items to differ from the statutory rate in effect for the quarter. NJR also calculates a quarterly tax adjustment based on an estimated annual effective tax rate for NFE purposes.

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	December 31, 2017	September 30, 2017
Assets at end of period:
Natural Gas Distribution	$2,590,623	$2,519,578
Clean Energy Ventures	797,951	771,340
Energy Services	547,388	398,277
Midstream	248,498	232,806
Subtotal	4,184,460	3,922,001
Home Services and Other	125,149	114,801
Intercompany assets (1)	(122,681)	(108,295)
Total	$4,186,928	$3,928,507

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

14. RELATED PARTY TRANSACTIONS

Effective April 1, 2010, NJNG entered into a 10-year agreement for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees at market rates of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG's BGSS mechanism and are included as a component of regulatory assets.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of December 31, 2017, Energy Services has entered into transactions with Steckman Ridge for varying terms, all of which expire by October 31, 2020.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended
	December 31,
(Thousands)	2017	2016
Natural Gas Distribution	$1,448	$1,410
Energy Services	701	701
Total	$2,149	$2,111

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	December 31, 2017	September 30, 2017
Natural Gas Distribution	$775	$775
Energy Services	375	377
Total	$1,150	$1,152

NJNG and Energy Services have entered into various asset management agreements, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. As of December 31, 2017, NJNG and Energy Services had four asset management agreements with expiration dates ranging from February 28, 2018 through October 31, 2020.

NJNG has entered into a 15-year transportation precedent agreement for committed capacity of 180,000 Dths per day with PennEast, to commence when PennEast is in service.

15. ACQUISITION

On October 27, 2017, Adelphia, an indirect wholly owned subsidiary of NJR, entered into a Purchase and Sale Agreement with Talen pursuant to which Adelphia will acquire all of Talen’s membership interests in IEC for a base purchase price of $166 million. As additional consideration, Adelphia will pay Talen specified amounts of up to $23 million contingent upon the achievement of certain regulatory approvals and binding natural gas capacity commitments. On November 7, 2017, the Company made an initial payment of $10 million towards the base purchase price, which is included in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets.

IEC owns an existing 84-mile pipeline in southeastern Pennsylvania. The transaction is expected to close following receipt of necessary permits and regulatory actions including those from the FERC and the Pennsylvania Public Utility Commission. Upon the closing, Adelphia will acquire IEC and, with it, IEC’s existing pipeline, related assets and rights of way. Adelphia has also agreed to provide firm natural gas transportation service for ten years following the closing to two power generators owned by affiliates of Talen that are currently served by IEC.
1
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Critical Accounting Policies

A summary of our critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2017. Our critical accounting policies have not changed from those reported in the 2017 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies for discussion of recently issued accounting standards.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Management's Overview

Consolidated

NJR is an energy services holding company providing retail natural gas service in New Jersey and wholesale and retail natural gas and related energy services to customers in the United States and Canada. In addition, we invest in clean energy projects, midstream assets and provide various repair, sales and installations services. A more detailed description of our organizational structure can be found in Item 1. Business of our 2017 Annual Report on Form 10-K.

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

The Tax Act

On December 22, 2017, the President signed into law the Tax Act. The newly enacted legislation became effective January 1, 2018, and includes a broad range of tax reform initiatives, including a reduction to the federal statutory corporate tax rate from 35 percent to 21 percent, modification of bonus depreciation and changes to the deductibility of certain business related expenses. ASC Topic 740, Income Taxes, requires the impact of changes in tax laws or tax rates to be recognized in the financial reporting period that includes that enactment date, which is the date the act is signed into law.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As a result of the change to the federal statutory corporate tax rate, we revalued our deferred tax assets and liabilities at the enactment date to reflect the rates expected to be in effect when the deferred tax assets and liabilities are realized or settled. The decrease of the net deferred tax liability at NJNG of $228 million, which includes $164.3 million for the revaluation of its deferred income taxes and $63.7 million for the accounting of the income tax effects on the revaluation, was recorded as a noncurrent regulatory liability on the Unaudited Condensed Consolidated Balance Sheets and will be refunded to ratepayers. The decrease of our net deferred tax liability, that was recognized on the Unaudited Condensed Consolidated Statements of Operations, for the remaining entities was as follows:

Three Months Ended
December 31,
(Thousands)	2017
Income tax (benefit) provision
Clean Energy Ventures	$(62,657)
Energy Services	9,107
Midstream	(13,989)
Home Services and Other	9,974
Total	$(57,565)

Since these adjustments are based on assumptions the Company made with respect to its book versus tax differences and the timing of when those differences will reverse, including estimations associated with depreciation and the settlement of derivative unrealized amounts, therefore the revaluation of our net deferred tax liabilities is subject to change as information and assumptions are updated.

On January 31, 2018, the BPU issued an Order directing the New Jersey utilities to submit filings by March 2, 2018, proposing the prospective change in rates as a result of the Tax Act, the method to return to customers the rate difference from January 1, 2018 through the effective date of the rate change, and the method by which the excess deferred taxes will be returned to customers. The excess deferred taxes are primarily related to timing differences associated with utility plant depreciation and are subject to IRS normalization rules, which require amortization over the remaining life of the utility plant. The return to customers of the plant-related excess deferred taxes, as well as any non-plant related excess deferred taxes will be addressed in NJNG’s filing to the BPU. See Note 3. Regulation for a more detailed discussion on the BPU order.

Since the Company's fiscal year end is September 30, it is required by the Internal Revenue Code to calculate a statutory rate based upon the federal tax rates in effect before and after the effective date of the change in the taxable year that includes the effective date. Accordingly, the Company will use a federal statutory tax rate of 24.5 percent during fiscal 2018 and will use the enacted rate of 21 percent beginning in fiscal 2019. See Note 11. Income Taxes for a more detailed discussion on the Tax Act.

Operating Results

Net income (loss) by reporting segment and operations are as follows:

	Three Months Ended
	December 31,
(Thousands)	2017		2016
Net income (loss)
Natural Gas Distribution	$34,109	28%	$30,348	87%
Clean Energy Ventures	69,269	56	4,198	12
Energy Services	11,120	9	(4,790)	(14)
Midstream	17,511	13	2,387	7
Home Services and Other	(7,716)	(6)	1,542	4
Eliminations (1)	(594)	—	1,244	4
Total	$123,699	100%	$34,929	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase of $88.8 million in net income was driven primarily by an income tax benefit of $57.6 million associated with the Tax Act and increased operating income at Energy Services due primarily to increases in the average price of natural gas and volumes related to the weather in December 2017 being 14.4 percent colder than normal. The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Assets by reporting segment and operations are as follows:

(Thousands)	December 31, 2017		September 30, 2017
Assets
Natural Gas Distribution	$2,590,623	62%	$2,519,578	64%
Clean Energy Ventures	797,951	19	771,340	20
Energy Services	547,388	13	398,277	10
Midstream	248,498	6	232,806	6
Home Services and Other	125,149	3	114,801	3
Intercompany assets (1)	(122,681)	(3)	(108,295)	(3)
Total	$4,186,928	100%	$3,928,507	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets was due primarily to increased accounts receivable at Energy Services and our Natural Gas Distribution segment, as well as additional utility plant.

Non-GAAP Financial Measures

Our management uses NFE, a non-GAAP financial measure, when evaluating our operating results. Energy Services economically hedges its natural gas inventory with financial derivative instruments. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of the economic hedges with the physical sale of gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. There is a related tax effect on current and deferred income tax expense corresponding with this non-GAAP measure. Also included in the tax effect during the three month ended December 31, 2017, are the impacts of the Tax Act and resulting revaluation of the deferred income taxes that arose from derivative and hedging activity as measured under NFE. The revaluation caused the effective tax rate on reconciling items to differ from the statutory rate in effect for the quarter. To the extent we utilize forwards, futures, or other derivatives to hedge forecasted SREC production, unrealized gains and losses are also eliminated for NFE purposes.

GAAP requires us, during the interim periods, to estimate our annual effective tax rate and use this rate to calculate the year-to-date tax provision. We also determine an annual estimated effective tax rate for NFE purposes and calculate a quarterly tax adjustment based on the differences between our forecasted net income and our forecasted NFE for the fiscal year. Since the annual estimated effective tax rate is based on certain forecasted assumptions, including estimates surrounding completion of Clean Energy Ventures projects, the rate and resulting NFE are subject to change. Since this adjustment is made to reflect the forecasted tax rate, no adjustment is needed at year end.

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended
	December 31,
(Thousands, except per share data)	2017	2016
Net income	$123,699	$34,929
Add:
Unrealized loss on derivative instruments and related transactions	34,855	28,302
Tax effect	(8,059)	(9,757)
Effects of economic hedging related to natural gas inventory (1)	(25,387)	(17,939)
Tax effect	8,244	6,204
NFE tax adjustment	1,981	(1,356)
Net financial earnings	$135,333	$40,383
Basic earnings per share	$1.42	$0.41
Add:
Unrealized loss on derivative instruments and related transactions	0.40	0.33
Tax effect	(0.09)	(0.11)
Effects of economic hedging related to natural gas inventory (1)	(0.29)	(0.21)
Tax effect	0.10	0.07
NFE tax adjustment	0.02	(0.02)
Basic NFE per share	$1.56	$0.47

(1)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NFE by reporting segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended
	December 31,
($ in Thousands)	2017		2016
Net financial earnings (loss)
Natural Gas Distribution	$34,109	25%	$30,348	75%
Clean Energy Ventures	71,250	53	2,842	7
Energy Services	20,274	15	3,487	9
Midstream	17,511	13	2,387	6
Home Services and Other	(7,716)	(6)	1,542	4
Eliminations (1)	(95)	—	(223)	(1)
Total	$135,333	100%	$40,383	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase of $95 million in NFE during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, was due primarily to the income tax benefit of $57.6 million associated with the Tax Act, as previously discussed, and higher financial margin generated at Energy Services due primarily to colder weather in December 2017, resulting in increased storage withdrawals due to higher demand coupled with higher volatility allowing Energy Services to capture additional margin from natural gas price spreads.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey to approximately 534,400 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. These risks include, but are not limited to, adverse economic conditions, customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

•	continuing to invest in the safety and integrity of its infrastructure;

•	managing its customer growth rate, which NJNG expects will be approximately 1.7 percent annually through fiscal 2020;

•	maintaining a collaborative relationship with the BPU on regulatory initiatives, including:

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

Infrastructure projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated pipeline integrity management and infrastructure programs. Below is a summary of NJNG's capital expenditures, including accruals, for the three months ended December 31, 2017, and estimates of expected investments for fiscal 2018 and 2019:

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

In March 2017, NJNG filed its annual petition with the BPU requesting a base rate increase for the recovery of NJ RISE and SAFE II capital investment costs, with a weighted cost of capital of 6.9 percent including a return on equity of 9.75 percent, related to the period ending June 30, 2017, based on estimates, pursuant to the September 2016 base rate case. In July 2017, NJNG filed an update to this petition with actual costs, requesting a $4.1 million annual increase in recoveries, which was approved by the BPU, effective October 1, 2017.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Southern Reliability Link

The SRL is an approximate 30-mile, 30-inch transmission main designed to support improved system reliability and integrity in the southern portion of NJNG's service territory, estimated to cost between $180 million and $200 million. In January 2016, the BPU issued an order approving NJNG's modified, proposed SRL pipeline installation, operation and route selection. In March 2016, the BPU issued an order designating the SRL route and exempting the SRL from municipal land use ordinances, regulations, permits and license requirements. In February 2017, the NJDEP issued a permit authorizing construction of the SRL within the jurisdiction of the Coastal Area Facility Review Act, as well as a Freshwater Wetlands permit.

In September 2017, the NJ Pinelands Commission approved construction of the SRL as being compliant with the Commission's Comprehensive Management Plan. All approvals and permits have been appealed by third parties. Once the final road opening permits and easements are secured, construction is expected to begin, with an estimated in-service date during the first quarter of fiscal 2019.

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

	December 31, 2017	December 31, 2016
Firm customers
Residential	463,679	451,587
Commercial, industrial & other	28,656	27,995
Residential transport	31,969	35,698
Commercial transport	10,089	10,149
Total firm customers	534,393	525,429
Other	49	64
Total customers	534,442	525,493

During the three months ended December 31, 2017 and 2016, respectively, NJNG added 2,637 and 1,866 new customers and converted 113 and 196 existing customers to natural gas heat and other services. This customer growth, as well as commercial customers who switched from interruptible to firm natural gas service, will contribute approximately $1.5 million, on an annualized basis, to utility gross margin.

In addition, NJNG currently expects to add approximately 26,000 to 28,000 new customers during the three-year period of fiscal 2018 to 2020. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 60 percent of the growth will come from new construction markets and 40 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG's base rates by approximately $5.3 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Segment Operating Results section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations that follows for a definition and further discussion of utility gross margin.

SAVEGREEN

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives, which are designed to encourage the installation of high-efficiency heating and cooling equipment and other energy-efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two to 10-year period through a tariff rider mechanism.

Since inception, $153.1 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $20 million. In June 2016, the BPU approved NJNG's extension of SAVEGREEN through December 31, 2018. In October 2016, the BPU approved NJNG’s filing to maintain the existing SAVEGREEN recovery rate. On October 20, 2017, the BPU approved NJNG's filing to decrease its EE recovery rate, which would result in an annual decrease of $3.9 million, effective November 1, 2017. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.75 percent to 10.3 percent.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Conservation Incentive Program

The CIP facilitates normalizing NJNG's utility gross margin for variances not only due to weather but also for other factors affecting customer usage, such as conservation and energy efficiency. Recovery of utility gross margin for the non-weather variance through the CIP is limited to the amount of certain gas supply cost savings achieved and is subject to a variable margin revenue test. Additionally, recovery of the CIP utility gross margin is subject to an annual earnings test. An annual review of the CIP must be filed by June 1, coincident with NJNG's annual BGSS filing, during which NJNG can request rate changes to the CIP. In May 2014, the BPU approved the continuation of the CIP program with no expiration date. In September 2016, the BPU approved NJNG's filing to increase its CIP rates resulting in a $43.9 million annual recovery increase, effective October 2016. In September 2017, the BPU provisionally approved NJNG's petition to decrease its CIP rates, which will result in a $16.2 million annual recovery decrease, effective October 1, 2017.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended
	December 31,
(Thousands)	2017	2016
Weather (1)	$(1,368)	$2,985
Usage	642	(125)
Total	$(726)	$2,860

(1)	Compared with the CIP 20-year average, weather was 0.1 percent colder-than-normal and 6 percent warmer-than-normal during the three months ended December 31, 2017 and 2016, respectively.

As of December 31, 2017 and September 30, 2017, NJNG had $10 million and $17.7 million, respectively, in regulatory assets related to CIP to be collected from customers in future periods on the Unaudited Condensed Consolidated Balance Sheets.

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
(1) Data source from Platts, a division of McGraw Hill Financial.

The maximum daily price was $17.26 and $8.71 and the minimum daily price was $0.53 and $0.36 for the three months ended December 31, 2017 and 2016, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

In September 2017, the BPU provisionally approved maintaining NJNG's BGSS rate for residential and small commercial customers and an increase to its balancing charge rate, which will result in a $3.7 million increase to the annual revenues credited to BGSS, effective October 1, 2017. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers and balancing charge revenues are credited to BGSS. During the three months ended December 31, 2016, NJNG issued bill credits of $19.3 million as a result of a decline in the wholesale price of natural gas. There were no bill credits issued during the three months ended December 31, 2017.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of its natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Should performance of the existing incentives or market conditions warrant, NJNG is permitted to propose a process to re-evaluate and discuss alternative incentive programs annually. Utility gross margin from incentive programs was $4.4 million and $3.8 million during the three months ended December 31, 2017 and 2016, respectively. A more detailed discussion of the impacts to utility gross margin can be found in the Natural Gas Distribution Operating Results section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Societal Benefits Charge

USF

NJNG's qualifying customers are eligible for the USF program, which is administered by the New Jersey Department of Community Affairs, to help make energy bills more affordable. In September 2017, the BPU approved NJNG's annual USF compliance filing to decrease the statewide USF rate, which will result in a $2.6 million annual decrease, effective October 1, 2017.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Environmental Remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $144 million as of December 31, 2017, a decrease of $5 million, compared with September 30, 2017.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 3. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating Results

NJNG's operating results are as follows:

	Three Months Ended
	December 31,
(Thousands)	2017	2016
Operating revenues	$209,787	$185,556
Operating expenses
Gas purchases (1)	84,755	64,186
Operation and maintenance	35,391	33,218
Regulatory rider expense	11,769	12,601
Depreciation and amortization	12,783	12,030
Energy and other taxes	13,750	12,149
Total operating expenses	158,448	134,184
Operating income	51,339	51,372
Other income, net	1,010	687
Interest expense, net of capitalized interest	6,536	6,824
Income tax provision	11,704	14,887
Net income	$34,109	$30,348

(1)
Includes related party transactions of approximately $7.2 million and $2.9 million for the three months ended December 31, 2017 and 2016, respectively, a portion of which is eliminated in consolidation.

Operating Revenues and Gas Purchases

During the three months ended December 31, 2017, compared with the three months ended December 31, 2016, operating revenues and gas purchases increased by 13.1 percent and 32 percent, respectively. The factors contributing to the increases (decreases) in operating revenues and gas purchases are as follows:

	Three Months Ended
	December 31,
	2017 v. 2016
(Thousands)	Operating revenues	Gas purchases
Bill credits (1)	$19,260	$18,000
Firm sales	11,093	4,806
NJ RISE/SAFE II	1,448	—
Average BGSS rates (2)	1,156	1,070
CIP adjustments	(3,586)	—
Off-system sales	(2,700)	(3,054)
Other (3)	(2,440)	(253)
Total increase	$24,231	$20,569

(1)	Operating revenues includes changes in sales tax of $1.3 million.

(2)	Operating revenues includes changes in sales tax of $86,000.

(3)	Other includes changes in rider rates, including those related to NJCEP and other programs.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The increases in operating revenues and gas purchases during the three months ended December 31, 2017, compared with the three months ended December 31, 2016 were due primarily to:

•	bill credits issued to residential and small commercial customers during fiscal 2017 that did not occur in fiscal 2018;

•	increased firm sales due primarily to customer growth and higher usage related to weather being 5.6 percent colder; partially offset by

•	a decrease in CIP due primarily to weather being colder during December 2017; and

•	lower off-system sales due primarily to reduction in volumes of 24.9 percent, partially offset by an increase of 18.5 percent in the average price of gas sold.

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

Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure, to NJNG's utility gross margin is as follows:

	Three Months Ended
	December 31,
(Thousands)	2017	2016
Operating revenues	$209,787	$185,556
Less:
Gas purchases	84,755	64,186
Energy taxes (1)	12,404	10,882
Regulatory rider expense	11,769	12,601
Utility gross margin	$100,859	$97,887

(1)	Energy taxes includes only sales tax on operating revenues, excluding tax-exempt sales.

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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended
	December 31,
	2017		2016
($ in thousands)	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$64,735	13.6	$62,498	12.6
Commercial, industrial and other	13,918	2.6	13,696	2.4
Firm transportation	16,260	4.6	16,285	4.5
Total utility firm gross margin/throughput	94,913	20.8	92,479	19.5
BGSS incentive programs	4,435	38.7	3,784	43.6
Interruptible/off-tariff agreements	1,511	9.9	1,624	13.3
Total utility gross margin/throughput	$100,859	69.4	$97,887	76.4

Utility Firm Gross Margin

Utility firm gross margin increased $2.4 million during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, due primarily to customer growth of $1.2 million and NJ RISE/SAFE II rate impact of $1.4 million.

BGSS Incentive Programs

The factors contributing to the increases (decreases) in utility gross margin generated by BGSS incentive programs are as follows:

Three Months Ended
December 31,
(Thousands)	2017 v. 2016
Off-system sales	$354
Storage	301
Capacity release	(3)
Total increase	$652

The increase during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, was due primarily to an increase in capacity values contributing to increased margins in off-system sales and timing differences on injection activity in the storage incentive program.

Operation and Maintenance Expense

The factors contributing to the increases (decreases) in O&M expense is as follows:

Three Months Ended
December 31,
(Thousands)	2017 v. 2016
Compensation and benefits	$622
Donations	725
Consulting	532
Other	294
Total increase	$2,173

The increase in O&M expense during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, was due primarily to higher compensation costs due primarily to increases in headcount and healthcare premiums, charitable contributions and consulting costs due primarily to an increase in software consulting costs and audit expenses.

Depreciation Expense

Depreciation expense increased $753,000 during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, as a result of additional utility plant being placed into service.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Income Tax Provision

Income tax provision decreased $3.2 million during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, due primarily to the decrease in the effective tax rate as a result of the new tax legislation.

Net Income

Net income increased $3.8 million during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, due primarily to the decrease in the income tax provision, as discussed above, increased other income related to AFUDC interest earned on infrastructure projects and lower interest expense due to the purchase in lieu of redemption of the three FMBs that occurred during the second quarter of fiscal 2017.

Clean Energy Ventures Segment

Overview

Our Clean Energy Ventures segment actively pursues opportunities in the clean energy markets. Clean Energy Ventures has entered into various agreements to install solar net-metered systems for residential and commercial customers, as well as large commercial grid-connected projects. In addition, Clean Energy Ventures has entered into various long-term agreements, including PPAs, to supply energy from wind and solar projects.

The primary contributors toward the value of qualifying clean energy projects are tax incentives and SRECs. Changes in the federal statutes related to the ITC or PTC or in the marketplace and/or relevant legislation surrounding renewable clean energy credits, could significantly affect future results.

Solar

Since inception, Clean Energy Ventures has constructed a total of 190.9 MW of solar capacity and has an additional 21.4 MW under construction. Projects that are placed in service through December 31, 2019, qualify for a 30-percent federal ITC. The credit will decline to 26 percent for property under construction during 2020 and to 22 percent for property under construction during 2021. The ITC will be reduced to 10 percent for any property that is under construction before 2022, but not placed in service before 2024.

We estimate total solar-related capital expenditures for projects during fiscal 2018 to be between $132 million and $140 million. There were no commercial projects placed into service during the three months ended December 31, 2017 or 2016.

During fiscal 2017, Clean Energy Ventures entered into sale-leaseback arrangements for two of its commercial solar projects, for which the ITCs and other tax benefits associated with these solar projects were transferred to the buyer. Clean Energy Ventures expects to utilize sale-leaseback arrangements, based on market conditions, as an option to finance its commercial solar projects during fiscal 2018.

As part of its solar investment portfolio, Clean Energy Ventures operates a residential solar program, The Sunlight Advantage®, that provides qualifying homeowners the opportunity to have a solar system installed at their home with no installation or maintenance expenses. Clean Energy Ventures owns, operates and maintains the system over the life of the contract in exchange for monthly lease payments. Clean Energy Ventures' residential solar leasing program installed approximately 1.8 MW of capacity on 191 homes, and 2.8 MW of capacity on 314 homes during the three months ended December 31, 2017 and 2016, respectively.

Once a solar installation has received the proper certifications and commences operations, each MWh of electricity produced creates an SREC that represents the renewable energy attribute of the solar-electricity generated that can be sold to third parties, predominantly load-serving entities that are required to comply with the solar requirements under New Jersey's renewable portfolio standard. SREC activity consisted of the following:

	Three Months Ended
	December 31,
	2017	2016
Inventory balance as of October 1,	48,357	24,135
SRECs generated	53,568	41,443
SRECs delivered	(29,680)	(10,319)
Inventory balance as of December 31,	72,245	55,259

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Clean Energy Ventures hedges a portion of its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of SREC inventory and projected SREC production related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2018	94%
2019	86%
2020	32%

(1)	Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of SRECs/RECs by our solar and wind assets. All related costs are included as a component of O&M expenses on the Unaudited Condensed Consolidated Statements of Operations, including such expenses as facility maintenance and various fees.

Onshore Wind

Clean Energy Ventures has invested in small to mid-size onshore wind projects that fit its investment profile and had a total of 126.6 MW of wind capacity as of December 31, 2017. The wind projects are eligible for PTCs for a 10-year period following commencement of operations and have PPAs of various terms in place, which typically govern the sale of energy, capacity and/or renewable energy credits.

Clean Energy Ventures' investments are subject to a variety of factors, such as timing of construction schedules, permitting and regulatory processes, volatility of energy prices, the ability to secure PPAs, delays related to electric grid interconnection, which can affect our ability to commence operations on a timely basis or, at all, economic trends, the ability to access capital or allocation of capital to other investments or business opportunities and other unforeseen events. Solar projects not placed in service, as originally planned prior to the end of a reporting period, may result in a failure to qualify for ITCs. Further, changes in prices on the unhedged portion of SREC production could have a significant adverse impact on earnings with some offset expected from higher wind energy market prices due to the PTC phase out and/or improved efficiencies from lower costs for related turbine technology.

Wind projects for which construction of a facility begins after December 31, 2016 through December 31, 2019, will be subject to reduced PTCs, and could have a significant adverse impact on 10 years of forward earnings. PTCs are being be phased out from 100 percent in 2016 to 80 percent in 2017, 60 percent in 2018, 40 percent in 2019 and zero thereafter.

Operating Results

Clean Energy Ventures’ financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2017	2016
Operating revenues	$13,996	$7,567
Operating expenses
Operation and maintenance	5,192	4,404
Depreciation and amortization	8,935	7,041
Other taxes	404	415
Total operating expenses	14,531	11,860
Operating loss	(535)	(4,293)
Other income, net	24	(72)
Interest expense, net	4,208	3,324
Income tax benefit	(73,988)	(11,887)
Net income	$69,269	$4,198

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Revenues

Operating revenues increased $6.4 million during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, due primarily to higher SREC sales. SRECs generated increased 29.3 percent and the average SREC sales price was $231 and $241 during the three months ended December 31, 2017, and 2016, respectively.

Operation and Maintenance Expense

O&M expense increased $788,000 during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, due primarily to additional maintenance costs associated with wind and solar projects placed in service.

Depreciation Expense

Depreciation expense increased $1.9 million during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, as a result of increases in solar capital additions.

Income Tax (Benefit)

Income tax benefit increased $62.1 million during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, due primarily to an income tax benefit of $62.7 million associated with the Tax Act, which caused a revaluation of the deferred tax liability related to the book versus tax differences in depreciation calculated on property related items.

Net Income

Net income increased $65.1 million during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, due primarily to the increased income tax benefit, as previously discussed.

Non-GAAP Financial Measures

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating the operating results of Clean Energy Ventures. GAAP requires us, during the interim periods, to estimate our annual effective tax rate and use this rate to calculate the year-to-date tax provision. We also determine an annual estimated effective tax rate for NFE purposes and calculate a quarterly tax adjustment based on the differences between our forecasted net income and our forecasted NFE for the fiscal year. This adjustment is applied to Clean Energy Ventures, as such adjustment is primarily related to tax credits generated by Clean Energy Ventures. Since this adjustment is made to reflect the forecasted tax rate, no adjustment is needed at year end. Accordingly, for NFE purposes, the annual estimated effective tax rate for fiscal 2018 is 16.3 percent and 14.7 percent for fiscal 2017.

Since the annual estimated effective tax rate is based on certain forecasted assumptions, including estimates surrounding completion of projects, the rate and resulting NFE are subject to change. The details of such tax adjustments can be found in the table below. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure. A reconciliation of Clean Energy Ventures' net income, the most directly comparable GAAP financial measure to NFE is as follows:

	Three Months Ended
	December 31,
(Thousands)	2017	2016
Net income	$69,269	$4,198
Add:
Net income to NFE tax adjustment	1,981	(1,356)
Net financial earnings	$71,250	$2,842

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

On July 27, 2017, Energy Services acquired certain retail and wholesale natural gas energy contract assets from Talen. The acquisition included sales agreements with large commercial and industrial retail customers in Delaware, Maryland, New Jersey and Pennsylvania, pipeline and storage capacity agreements on various pipelines and various wholesale transportation contracts.

Energy Services accounts for its physical commodity contracts and its financial derivative instruments at fair value on the Unaudited Condensed Consolidated Balance Sheets. Changes in the fair value of physical commodity contracts and financial derivative instruments are included in earnings as a component of operating revenue or gas purchases on the Unaudited Condensed Consolidated Statements of Operations. Volatility in reported net income at Energy Services can occur over periods of time due to changes in the fair value of derivatives, as well as timing differences related to certain transactions. Unrealized gains and losses can fluctuate as a result of changes in the price of natural gas, SRECs and foreign currency from the original transaction price. Volatility in earnings can also occur as a result of timing differences between the settlement of financial derivatives and the sale of the underlying physical commodity. For example, when a financial instrument settles and the physical natural gas is injected into inventory, the realized gains and losses associated with the financial instrument are recognized in earnings. However, the gains and losses associated with the physical natural gas are not recognized in earnings until the natural gas inventory is withdrawn from storage and sold, at which time Energy Services realizes the entire margin on the transaction.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

Energy Services’ financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2017	2016
Operating revenues (1)	$477,981	$337,181
Operating expenses
Gas purchases (including demand charges (2)(3))	446,210	339,087
Operation and maintenance	4,420	5,018
Depreciation and amortization	14	16
Other taxes	1,217	455
Total operating expenses	451,861	344,576
Operating income (loss)	26,120	(7,395)
Interest expense, net	1,257	571
Income tax provision (benefit)	13,743	(3,176)
Net income (loss)	$11,120	$(4,790)

(1)	Includes related party transactions of approximately $5.8 million and $1.7 million for the three months ended December 31, 2017 and 2016, respectively, which is eliminated in consolidation.

(2)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to ten years.

(3)
Includes related party transactions of approximately $1.1 million and $1.2 million for the three months ended December 31, 2017 and 2016, respectively, a portion of which is eliminated in consolidation.

Energy Services' portfolio of financial derivative instruments are composed of:

	Three Months Ended
	December 31,
(in Bcf)	2017	2016
Net short futures contracts	33.4	76.4
Net long options	—	0.5

Operating Revenues and Gas Purchases

Operating revenues increased $140.8 million and gas purchases increased $107.1 million during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, due primarily to an approximate 29.2 percent increase in the average price of natural gas and a 29.2 percent increase in sales volumes due to the colder weather in December 2017.

Future results at Energy Services are contingent upon natural gas market price volatility driven by variations in both the supply and demand balances caused by weather and other factors. As a result, variations in weather patterns in the key market areas served may affect earnings during the fiscal year. Changes in market fundamentals such as an increase in supply and decrease in demand due to milder temperatures, and reduced volatility can negatively impact Energy Services' earnings. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Natural Gas Distribution Segment for Tetco M-3 Daily Prices, which illustrates the daily natural gas prices in the Northeast market region.

Income Tax Provision

Income tax provision increased $16.9 million during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, due primarily to higher income tax expense associated with the Tax Act in the amount of $9.1 million and an increase in income tax expense related to the increased operating income, partially offset by the lower effective tax rate as a result of the new tax legislation.

Net Income

Net income increased $15.9 million during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, due primarily to the increase in operating income, partially offset by an increase in income tax expense, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Non-GAAP Financial Measures

Management uses financial margin and NFE, non-GAAP financial measures, when evaluating the operating results of Energy Services. Financial margin and NFE are based on removing timing differences associated with certain derivative instruments, as discussed above. There is a related tax effect on current and deferred income tax expense corresponding with NFE. Also included in the tax effect during the three month ended December 31, 2017, are the impacts of the Tax Act and resulting revaluation of the deferred income taxes that arose from derivative and hedging activity as measured under NFE. The revaluation caused the effective tax rate on reconciling items to differ from the statutory rate in effect for the quarter.

Management views these measures as representative of the overall expected economic result and uses these measures to compare Energy Services' results against established benchmarks and earnings targets as these measures eliminate the impact of volatility on GAAP earnings as a result of timing differences associated with the settlement of derivative instruments. To the extent that there are unanticipated impacts from changes in the market value related to the effectiveness of economic hedges, Energy Services' actual non-GAAP results can differ from the results anticipated at the outset of the transaction. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

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

Financial Margin

The following table is a computation of Energy Services' financial margin:

	Three Months Ended
	December 31,
(Thousands)	2017	2016
Operating revenues (1)	$477,981	$337,181
Less: Gas purchases	446,210	339,087
Add:
Unrealized loss on derivative instruments and related transactions	33,873	30,592
Effects of economic hedging related to natural gas inventory (2)	(25,387)	(17,939)
Financial margin	$40,257	$10,747

(1)
Includes unrealized (gains) related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $982,000 and $(2.3) million for the three months ended December 31, 2017 and 2016, respectively.

(2)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

A reconciliation of operating income, the closest GAAP financial measure, to Energy Services' financial margin is as follows:

	Three Months Ended
	December 31,
(Thousands)	2017	2016
Operating income (loss)	$26,120	$(7,395)
Add:
Operation and maintenance	4,420	5,018
Depreciation and amortization	14	16
Other taxes	1,217	455
Subtotal	31,771	(1,906)
Add:
Unrealized loss on derivative instruments and related transactions	33,873	30,592
Effects of economic hedging related to natural gas inventory	(25,387)	(17,939)
Financial margin	$40,257	$10,747

Financial margin increased $29.5 million during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, due primarily to colder weather in December 2017, resulting in increased storage withdrawals due to higher demand coupled with higher volatility allowing Energy Services to capture additional margin from natural gas price spreads.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net Financial Earnings

A reconciliation of Energy Services' net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended
	December 31,
(Thousands)	2017	2016
Net income (loss)	$11,120	$(4,790)
Add:
Unrealized loss on derivative instruments and related transactions	33,873	30,592
Tax effect (1)	(7,576)	(10,580)
Effects of economic hedging related to natural gas inventory	(25,387)	(17,939)
Tax effect	8,244	6,204
Net financial earnings	$20,274	$3,487

(1)
Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $(483,000) and $823,000 for the three months ended December 31, 2017 and 2016, respectively.

NFE increased $16.8 million during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, due primarily to higher financial margin, partially offset by an an income tax expense of $9.1 million associated with the Tax Act, as previously discussed.

Future results are subject to Energy Services' ability to expand its wholesale sales and service activities and are contingent upon many other factors, including an adequate number of appropriate and credit qualified counterparties in an active and liquid natural marketplace, volatility in the natural gas market due to weather or other fundamental market factors impacting supply and/or demand, transportation, storage and/or other market arbitrage opportunities, sufficient liquidity in the overall energy trading market, and continued access to liquidity in the capital markets.

Midstream Segment

Overview

Our Midstream segment invests in natural gas assets, such as natural gas transportation and storage facilities. We believe that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide us a growth opportunity. To that end, we have a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates and a 20 percent ownership interest in PennEast, a natural gas pipeline, which is estimated to be completed and operational in 2019. PennEast may revise the project timeline further since the Certificate of Public Convenience and Necessity from FERC was received on January 19, 2018. As of December 31, 2017, our net investments in Steckman Ridge and PennEast were $119.4 million and $60 million, respectively.

Operating Results

The financial results of our Midstream segment are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2017	2016
Equity in earnings of affiliates	$4,129	$3,331
Operation and maintenance	$372	$149
Other income, net	$1,221	$917
Interest expense, net	$309	$56
Income tax provision	$(12,843)	$1,649
Net income	$17,511	$2,387

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Equity in earnings of affiliates increased $798,000 during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, due primarily to the AFUDC earned at PennEast.

Income tax benefit increased $14.5 million during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, due primarily to an adjustment of $14 million associated with the Tax Act.

Net income increased $15.1 million during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, due primarily to increased income tax benefit, as well as the increased equity in earnings, as previously discussed.

Home Services and Other Operations

Overview

The financial results of Home Services and Other consist primarily of the operating results of NJRHS and CR&R. NJRHS provides service, sales and installation of appliances to approximately 112,000 service contract customers and has been focused on growing its installation business and expanding its service contract customer base. Home Services and Other also includes organizational expenses incurred at NJR. NJR Energy Corporation, a subsidiary of CR&R, which invested in other energy-related ventures, was dissolved on November 28, 2016, and all assets were moved to CR&R during the first quarter of fiscal 2017.

Operating Results

The consolidated financial results of Home Services and Other are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2017	2016
Operating revenues	$9,957	$10,006
Operation and maintenance	$10,179	$10,164
Energy and other taxes	$1,120	$1,076
Other income, net	$5,603	$2,827
Income tax provision (benefit)	$11,698	$(245)
Net (loss) income	$(7,716)	$1,542

Other income, net increased $2.8 million, due primarily to the sale of available for sale securities, which resulted in a pre-tax gain of $5.3 million during the three months ended December 31, 2017, compared with $2.6 million during the three months ended December 31, 2016.

Income tax provision increased $11.9 million during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, due primarily to an adjustment of $10 million associated with the Tax Act, as well as taxes related to the increased other income, as previously discussed.

Net income decreased $9.3 million during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, due primarily to increased income tax provision, partially offset by the increase in other income, as previously discussed.

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

Our consolidated capital structure was as follows:

	December 31, 2017	September 30, 2017
Common stock equity	47%	46%
Long-term debt	35	38
Short-term debt	18	16
Total	100%	100%

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. We raised $3.8 million and $4.6 million of equity through the DRP, by issuing approximately 90,000 and 139,000 shares of treasury stock, during the three months ended December 31, 2017 and 2016, respectively. During the three months ended December 31, 2017, NJR also raised approximately $22.7 million of equity by issuing approximately 554,000 new shares through the waiver discount feature of the DRP. No new shares were issued during the three months ended December 31, 2016.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of December 31, 2017, we repurchased a total of approximately 17.1 million of those shares and may repurchase an additional 2.4 million shares under the approved program. There were no shares repurchased during the three months ended December 31, 2017 and 105,000 shares repurchased during the three months ended December 31, 2016.

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

We believe that our existing borrowing availability, equity proceeds and cash flow from operations will be sufficient to satisfy our and our subsidiaries' working capital, capital expenditures and dividend requirements for the next 12 months. NJR, NJNG, Clean Energy Ventures and Energy Services currently anticipate that each of their financing requirements for the next 12 months will be met primarily through the issuance of short and long-term debt, sale-leasebacks and proceeds from our DRP, including utilizing the waiver discount feature.

We believe that as of December 31, 2017, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

Short-Term Debt

We use our short-term borrowings primarily to finance Energy Services' short-term liquidity needs, Midstream segment's PennEast contributions, share repurchases and, on an initial basis, Clean Energy Ventures' investments. Energy Services' use of high volume storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

As of December 31, 2017, NJR had revolving credit facilities totaling $500 million, with $161.8 million available under the facilities.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of December 31, 2017, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $203.3 million.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Short-term borrowings were as follows:

Three Months Ended
(Thousands)	December 31, 2017
NJR
Notes Payable to banks:
Balance at end of period	$327,200
Weighted average interest rate at end of period	2.26%
Average balance for the period	$299,868
Weighted average interest rate for average balance	2.19%
Month end maximum for the period	$330,900
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$46,000
Weighted average interest rate at end of period	1.33%
Average balance for the period	$40,114
Weighted average interest rate for average balance	1.21%
Month end maximum for the period	$51,000

Due to the seasonal nature of natural gas prices and demand and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in November and December.

NJR

As noted above, based on its average borrowings during the three months ended December 31, 2017, NJR's average interest rate was 2.19 percent, resulting in interest expense of $1.7 million.

As of December 31, 2017, NJR had seven letters of credit outstanding totaling $11 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

On December 14, 2017, NJR entered into a four-month $75 million revolving line of credit facility, which will expire on April 14, 2018. Borrowings may be requested in amounts of at least $1 million and in $500,000 increments above such minimum and may be prepaid at any time without premium or penalty other than normal LIBOR break funding costs. The commitment fees rate for the unused portion may range from 0.075 percent to 0.2 percent, depending on NJR’s credit rating. Proceeds will be used for working capital or other general business purposes of NJR. As of December 31, 2017, there were no borrowings against the facility. On January 19, 2018, NJR amended the agreement to increase the available amount to $100 million. All of the other terms and conditions remain unchanged.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

NJNG had no outstanding short-term borrowings during the three months ended December 31, 2017.

As of December 31, 2017, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

Long-Term Debt

NJR

As of December 31, 2017, NJR has the following outstanding:

•$25 million of 2.51 percent senior notes due September 15, 2018;

•$100 million variable rate term loan due August 16, 2019;

•$50 million of 3.25 percent senior notes due September 2022;

•$50 million of 3.2 percent senior notes due August 18, 2023;

•$100 million of 3.48 percent senior notes due November 7, 2024; and

•$100 million of 3.54 percent senior notes due August 18, 2026.

Neither NJNG nor its assets are obligated or pledged to support NJR's long-term debt.

On January 26, 2018, NJR entered into a variable-for-fixed interest rate swap on NJR's existing $100 million variable rate term loan due August 16, 2019, which fixed the variable rate at 2.84 percent.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG

As of December 31, 2017, NJNG's long-term debt consisted of $575 million in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2018 to 2046, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $33.5 million in capital leases with various maturities ranging from 2018 to 2025.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Sale-Leaseback

NJNG

NJNG received $7.8 million and $9.6 million in December 2017 and 2016, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1.1 million and $1 million during the three months ended December 31, 2017 and 2016, respectively. NJNG continues to evaluate this sale-leaseback program based on current market conditions.

Clean Energy Ventures

During September 2017, Clean Energy Ventures entered into transactions to sell two of its commercial solar assets concurrent with agreements to lease the assets back over seven year periods. These sale-leasebacks are financing obligations secured by the solar assets and related future cash flows from SREC and energy sales. ITCs and other tax benefits associated with these solar projects were transferred to the buyer. Clean Energy Ventures will continue to operate the solar projects and retain ownership of SRECs generated and has the option to renew the lease or repurchase the assets at the end of the lease term. There were no solar sale-leasebacks during the three months ended December 31, 2017 and 2016. Clean Energy Ventures expects to utilize sale-leaseback arrangements, based on market conditions, as an option to finance its commercial solar projects in fiscal 2018.

Contractual Obligations

NJNG's total capital expenditures are projected to be $421.4 million and $235.2 million, in fiscal 2018 and 2019, respectively. Total capital expenditures spent or accrued during the three months ended December 31, 2017 were $39.9 million. NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of December 31, 2017, NJNG's future MGP expenditures are estimated to be $144 million. For a more detailed description of MGP expenditures see Note 12. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

Clean Energy Ventures' expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. During the three months ended December 31, 2017, capital expenditures related to the purchase and installation of solar equipment were $18.3 million. An additional $65.9 million has been committed for solar projects to be placed into service during fiscal 2018 and beyond. We estimate solar-related capital expenditures for projects during fiscal 2018 to be between $132 million and $140 million.

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

During the three months ended December 31, 2017, capital expenditures related to our investment in the PennEast pipeline project were $7.2 million. We estimate expenditures to be between $240 million and $280 million in fiscal 2018.

Energy Services does not currently anticipate any significant capital expenditures in fiscal 2018 and 2019.

More detailed information regarding contractual obligations is contained in Liquidity and Capital Resources - Contractual Obligations section of Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2017.

Off-Balance-Sheet Arrangements

Our off-balance-sheet arrangements consist of guarantees covering approximately $335.6 million of natural gas purchases, SREC sales and demand fee commitments and outstanding letters of credit totaling $11.7 million.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Cash Flows

Operating Activities

Cash flows used in operating activities during the three months ended December 31, 2017, totaled $23.5 million compared with $46.1 million during the three months ended December 31, 2016. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The increase of $22.6 million in operating cash flows during the three months ended December 31, 2017, compared with the three months ended December 31, 2016, was due primarily to increased earnings at Energy Services resulting from the volatility in December 2017 due to the colder weather, partially offset by an increase in working capital requirements.

Investing Activities

Cash flows used in investing activities totaled $76.9 million during the three months ended December 31, 2017, compared with $86.5 million during the three months ended December 31, 2016. The decrease of $9.6 million was due primarily to a decrease in solar expenditures of $28.4 million, along with an increase of $3.4 million in proceeds from the sale of available for sale securities, partially offset by an increase in expenditures of $8.5 million and $2.6 million for its utility plant and investment in PennEast, respectively.

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

Cash flows from financing activities totaled $102.9 million during the three months ended December 31, 2017, compared with $141.9 million during the three months ended December 31, 2016. The decrease of $39 million is due primarily to decreased short-term borrowings, partially offset by the issuance of common stock through the waiver discount feature of the DRP.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Credit Ratings

The table below summarizes NJNG's credit ratings as of December 31, 2017, issued by two rating entities, S&P and Moody's:

	Standard and Poor's	Moody's
Corporate Rating	A	N/A
Commercial Paper	A-1	P-1
Senior Secured	A+	Aa2
Ratings Outlook	Stable	Stable

These ratings were reaffirmed by S&P on October 26, 2017and by Moody’s on October 4, 2017. NJNG's S&P and Moody's ratings are investment-grade ratings. NJR is not a rated entity.

On January 19, 2018, Moody’s notified NJNG that it was among 24 companies whose ratings outlook was being lowered to negative from stable. This change reflects Moody’s view that tax reform is credit negative for regulated utilities due to reduced cash collected from customers, while the loss of bonus deprecation reduces tax deferrals. The negative outlook also considers the uncertainty over timing of any regulatory actions or changes to corporate finance polices made to offset the financial impact. This action does not currently affect any of NJNG’s short or long term borrowing rates.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2017	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2017
Natural Gas Distribution	$(1,149)	(3,774)	(1,445)	$(3,478)
Energy Services	(5,552)	(23,727)	3,121	(32,400)
Total	$(6,701)	(27,501)	1,676	$(35,878)

There were no changes in methods of valuations during the three months ended December 31, 2017.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of fair market value of financial derivatives at December 31, 2017, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2018	2019	2020 - 2022	After 2022	Total Fair Value
Price based on ICE	$(27,037)	(6,145)	(2,700)	4	$(35,878)
Total	$(27,037)	(6,145)	(2,700)	4	$(35,878)

The following is a summary of financial derivatives by type as of December 31, 2017:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	20.4	$2.73 - $5.21	$(3,478)
Energy Services	Futures	(33.4)	$1.53 - $6.04	(32,400)
Total				$(35,878)

(1)	Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2017	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2017
Natural Gas Distribution - Prices based on other external data	$79	(404)	(759)	$434
Energy Services - Prices based on other external data	(3,584)	(26,285)	(7,130)	(22,739)
Total	$(3,505)	(26,689)	(7,889)	$(22,305)

The following table reflects the changes in the fair market value of interest rate contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2017	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2017
Natural Gas Distribution - Prices based on other external data	$(8,467)	(4,067)	—	$(12,534)

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $11.6 million. This analysis does not include potential changes to reported credit adjustments embedded in the $16.3 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(5,799)	$(11,598)	$(17,397)	$(23,196)
Ending derivative fair value	$16,270	$10,471	$4,672	$(1,127)	$(6,926)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$5,799	$11,598	$17,397	$23,196
Ending derivative fair value	$16,270	$22,069	$27,868	$33,667	$39,466

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of December 31, 2017. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Energy Services' & Clean Energy Ventures' counterparty credit exposure as of December 31, 2017, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$179,097	$145,295
Noninvestment grade	24,933	9,333
Internally rated investment grade	25,235	17,813
Internally rated noninvestment grade	48,222	14,517
Total	$277,487	$186,958

NJNG's counterparty credit exposure as of December 31, 2017, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$3,417	$2,268
Noninvestment grade	146	—
Internally rated investment grade	200	138
Internally rated noninvestment grade	13,492	3,321
Total	$17,255	$5,727

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

Information regarding NJR's interest rate risk can be found in Item 7A. Quantitative and Qualitative Disclosures About Market Risks and the Liquidity and Capital Resources - Debt section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2017.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2017, and is set forth in Part I, Item 1, Note 12. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended December 31, 2017, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of our 2017 Annual Report on Form 10-K includes a detailed discussion of our risk factors. Those risks and uncertainties have the potential to materially affect our financial condition and results of operations. There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, of our 2017 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended December 31, 2017:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
10/01/17 - 10/31/17	—	$—	—	2,431,053
11/01/17 - 11/30/17	—	—	—	2,431,053
12/01/17 - 12/31/17	—	—	—	2,431,053
Total	—	$—	—	2,431,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of December 31, 2017, included 19.5 million shares of common stock for repurchase, of which, approximately 2.4 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

2.1
Purchase and Sale Agreement, dated as of October 27, 2017, by and between Talen Generation, LLC, and Adelphia Gateway, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, as filed on November 2, 2017)

10.1	Summary of Company’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on November 17, 2017)

10.2
$75,000,000 4 Month Revolver Agreement, dated as of December 14, 2017, between New Jersey Resources Corporation and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on December 19, 2017)

10.3
$75,000,000 Committed Line of Credit Note, dated as of December 14, 2017, between New Jersey Resources Corporation and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on December 19, 2017)

10.4
Amendment to the Committed Line of Credit Note, dated as of January 19, 2018, between New Jersey Resources Corporation and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on January 22, 2018)

10.5
Amended and Restated Committed Line of Credit Note, dated as of January 19, 2018, between New Jersey Resources Corporation and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on January 22, 2018)

10.6+	New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE

10.7+	New Jersey Resources Corporation Deferred Stock Retention Award Agreement

10.8+	New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return

10.9+	New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement

10.10+	New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Based Restricted Stock Units Agreement

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended June 30, 2017, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	February 8, 2018
By:/s/ Patrick Migliaccio
Patrick Migliaccio
Senior Vice President and
Chief Financial Officer