Form 10-Q
period 2018-03-31
NEW JERSEY RESOURCES CORP
filed 2018-05-04
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of May 2, 2018 was 87,733,268.

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

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

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

•
our ability to obtain governmental and regulatory approvals, land-use rights, electric grid connection (in the case of clean energy projects) and/or financing for the construction, development and operation of our unregulated energy investments, pipeline transportation systems and NJNG’s infrastructure projects, including SRL, NJ RISE, PennEast and Adelphia, in a timely manner;

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

•	the impact of a disallowance of recovery of environmental-related expenditures and other regulatory changes;

•	the performance of our subsidiaries;

•	operating risks incidental to handling, storing, transporting and providing customers with natural gas;

•	access to adequate supplies of natural gas and dependence on third-party storage and transportation facilities for natural gas supply;

•	the regulatory and pricing policies of federal and state regulatory agencies;

•	timing of qualifying for ITCs due to delays or failures to complete planned solar projects and the resulting effect on our effective tax rate and earnings;

•	the results of legal or administrative proceedings with respect to claims, rates, environmental issues, gas cost prudence reviews and other matters;

•	risks related to cyberattacks or failure of information technology systems;

•	changes in rating agency requirements and/or credit ratings and their effect on availability and cost of capital to our Company;

•	our ability to comply with current and future regulatory requirements;

•	the impact of volatility in the equity and credit markets on our access to capital;

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2018	2017	2018	2017
OPERATING REVENUES
Utility	$317,064	$295,546	$526,851	$481,102
Nonutility	701,979	438,000	1,197,497	793,472
Total operating revenues	1,019,043	733,546	1,724,348	1,274,574
OPERATING EXPENSES
Gas purchases:
Utility	96,586	112,445	174,188	173,765
Nonutility	621,223	367,328	1,066,307	705,260
Related parties	2,087	2,072	4,236	4,183
Operation and maintenance	57,749	52,342	112,860	104,570
Regulatory rider expenses	19,604	19,893	31,373	32,494
Depreciation and amortization	22,460	20,328	44,314	39,588
Energy and other taxes	21,542	19,485	38,033	33,586
Total operating expenses	841,251	593,893	1,471,311	1,093,446
OPERATING INCOME	177,792	139,653	253,037	181,128
Other income, net	1,980	5,338	8,907	9,114
Interest expense, net of capitalized interest	11,798	11,436	23,703	22,051
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	167,974	133,555	238,241	168,191
Income tax provision (benefit)	30,901	23,932	(19,267)	25,950
Equity in earnings of affiliates	3,193	5,079	6,457	7,390
NET INCOME	$140,266	$114,702	$263,965	$149,631

EARNINGS PER COMMON SHARE
Basic	$1.60	$1.33	$3.02	$1.74
Diluted	$1.59	$1.32	$3.01	$1.72
DIVIDENDS DECLARED PER COMMON SHARE	$0.2725	$0.255	$0.545	$0.51
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	87,595	86,275	87,295	86,182
Diluted	87,989	87,101	87,690	86,993

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2018	2017	2018	2017
Net income	$140,266	$114,702	$263,965	$149,631
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on available for sale securities, net of tax of $7,366, $(670), $8,217 and $(4,456), respectively	(20,401)	$1,408	(22,691)	6,923
Reclassifications of losses to net income on available for sale securities, net of tax of $(3,036), $0, $(858) and $0, respectively	14,801	—	11,647	—
Adjustment to postemployment benefit obligation, net of tax of $(104), $(217), $(240) and $(434), respectively	272	318	512	635
Other comprehensive (loss) income	$(5,328)	$1,726	$(10,532)	$7,558
Comprehensive income	$134,938	$116,428	$253,433	$157,189

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,
(Thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$263,965	$149,631
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	23,246	(26,553)
Gain on sale of available for sale securities, net	(5,332)	(7,287)
Gain on sale of business, net	(3,722)	—
Depreciation and amortization	44,314	39,588
Amortization of acquired wholesale energy contracts	17,911	—
Allowance for equity used during construction	(2,051)	(1,586)
Allowance for bad debt expense	994	519
Deferred income taxes	28,169	32,202
Deferred income tax benefit due to tax legislation	(58,532)	—
Manufactured gas plant remediation costs	(7,219)	(3,704)
Distributions received from equity investees, net of equity in earnings	(272)	(463)
Cost of removal - asset retirement obligations	(334)	(242)
Contributions to postemployment benefit plans	(1,648)	(1,884)
Tax benefit from stock-based compensation	2,841	1,231
Changes in:
Components of working capital	(27,122)	(31,231)
Other noncurrent assets	38,462	24,580
Other noncurrent liabilities	(1,199)	(2,997)
Cash flows from operating activities	312,471	171,804
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(69,695)	(58,761)
Solar and wind equipment	(58,992)	(89,905)
Real estate properties and other	(3,159)	(516)
Cost of removal	(33,092)	(14,838)
Investments in equity investees	(11,177)	(10,538)
Distribution from equity investees in excess of equity in earnings	1,315	1,273
Cash paid related to acquisition	(10,000)	—
(Deposits to) withdrawal from restricted cash construction fund	(45)	1,337
Proceeds from sale of property, net of closing costs	—	9,443
Proceeds from sale of business, net of closing costs	9,399	—
Proceeds from sale of available for sale securities	6,616	6,639
Cash flows used in investing activities	(168,830)	(155,866)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
Payments of long-term debt	(5,346)	(41,660)
Net (payments of) proceeds from short-term debt	(115,100)	116,200
Proceeds from sale-leaseback transaction	7,820	9,587
Payments of common stock dividends	(47,459)	(43,898)
Proceeds from waiver discount issuance of common stock	22,690	—
Proceeds from issuance of common stock	9,876	9,731
Purchases of treasury stock	—	(6,355)
Tax withholding payments related to net settled stock compensation	(13,420)	(4,354)
Cash flows (used in) from financing activities	(140,939)	39,251
Change in cash and cash equivalents	2,702	55,189
Cash and cash equivalents at beginning of period	2,226	37,546
Cash and cash equivalents at end of period	$4,928	$92,735
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(151,220)	$(137,408)
Inventories	128,895	62,321
Recovery of gas costs	20,260	(9,616)
Gas purchases payable	18,928	21,159
Prepaid and accrued taxes	15,879	25,829
Accounts payable and other	(17,541)	(10,027)
Restricted broker margin accounts	(29,164)	28,432
Customers' credit balances and deposits	(8,696)	(12,765)
Other current assets	(4,463)	844
Total	$(27,122)	$(31,231)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid (received) for:
Interest (net of amounts capitalized)	$23,765	$21,578
Income taxes	$2,985	$(6,431)
Accrued capital expenditures	$14,485	$23,284
Inception gain on natural gas swap contract recognized as non-cash proceeds from sale of business	$14,579	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	March 31, 2018	September 30, 2017
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$2,295,000	$2,241,324
Construction work in progress	134,816	119,318
Solar and wind equipment, real estate properties and other, at cost	609,894	843,142
Construction work in progress	52,069	7,286
Total property, plant and equipment	3,091,779	3,211,070
Accumulated depreciation and amortization, utility plant	(507,536)	(489,122)
Accumulated depreciation and amortization, solar and wind equipment, real estate properties and other	(108,730)	(112,207)
Property, plant and equipment, net	2,475,513	2,609,741
CURRENT ASSETS
Cash and cash equivalents	4,928	2,226
Customer accounts receivable
Billed	298,824	196,467
Unbilled revenues	55,405	7,202
Allowance for doubtful accounts	(5,515)	(5,181)
Regulatory assets	15,051	50,791
Gas in storage, at average cost	71,169	202,063
Materials and supplies, at average cost	13,943	11,944
Prepaid and accrued taxes	14,395	24,764
Derivatives, at fair value	26,897	30,081
Restricted broker margin accounts	59,970	25,827
Assets held for sale	224,898	—
Other	34,660	33,260
Total current assets	814,625	579,444
NONCURRENT ASSETS
Investments in equity method investees	183,884	172,585
Regulatory assets	352,152	375,919
Derivatives, at fair value	13,616	9,164
Available for sale securities	28,228	65,752
Intangible assets, net	23,173	41,084
Other noncurrent assets	69,549	74,818
Total noncurrent assets	670,602	739,322
Total assets	$3,960,740	$3,928,507

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands, except share data)	March 31, 2018	September 30, 2017
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding March 31, 2017 — 87,656,004; September 30, 2017 — 86,555,507	$225,173	$222,258
Premium on common stock	256,158	219,696
Accumulated other comprehensive loss, net of tax	(13,788)	(3,256)
Treasury stock at cost and other; shares March 31, 2017 — 2,355,338; September 30, 2017 — 2,347,380	(84,401)	(70,039)
Retained earnings	1,084,232	867,984
Common stock equity	1,467,374	1,236,643
Long-term debt	997,925	997,080
Total capitalization	2,465,299	2,233,723
CURRENT LIABILITIES
Current maturities of long-term debt	165,905	165,375
Short-term debt	150,900	266,000
Gas purchases payable	179,044	160,115
Gas purchases payable to related parties	1,151	1,152
Accounts payable and other	63,867	96,878
Dividends payable	23,886	23,586
Accrued taxes	7,541	2,031
Regulatory liabilities	29,169	78
New Jersey clean energy program	5,690	14,202
Derivatives, at fair value	44,792	46,544
Liabilities held for sale	4,262	—
Customers' credit balances and deposits	18,261	26,957
Total current liabilities	694,468	802,918
NONCURRENT LIABILITIES
Deferred income taxes	237,838	514,708
Deferred investment tax credits	4,136	4,297
Deferred gain	9,497	27,728
Derivatives, at fair value	23,603	11,330
Manufactured gas plant remediation	142,474	149,000
Postemployment employee benefit liability	129,546	128,888
Regulatory liabilities	217,510	14,507
Asset retirement obligation	27,902	31,420
Other	8,467	9,988
Total noncurrent liabilities	800,973	891,866
Commitments and contingent liabilities (Note 12)
Total capitalization and liabilities	$3,960,740	$3,928,507

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and operates certain unregulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company provides natural gas utility service to approximately 536,900 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment;

NJR Clean Energy Ventures Corporation, the Company's clean energy subsidiary, comprises the Clean Energy Ventures segment and consists of the Company's capital investments in commercial and residential solar projects located throughout New Jersey and onshore wind investments in Montana, Iowa, Kansas, Wyoming and Pennsylvania;

NJR Energy Services Company comprises the Energy Services segment. Energy Services maintains and transacts around a portfolio of natural gas storage and transportation capacity contracts and provides physical wholesale energy and energy management services in the U.S. and Canada. From July 2017 through February 2018, NJR Retail Services Company provided retail natural gas supply and transportation services to commercial and industrial customers in Delaware, Maryland, Pennsylvania and New Jersey, as part of the Energy Services segment. NJR Retail Services was sold to an unrelated third party on February 28, 2018, see Note 16. Disposition for more details;

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

Sales Tax Accounting

Sales tax that is collected from customers is presented in both operating revenues and operating expenses on the Unaudited Condensed Consolidated Statements of Operations totaled $18.7 million and $31.9 million during the three and six months ended March 31, 2018, respectively, and $16.9 million and $28.1 million during the three and six months ended March 31, 2017, respectively. Effective January 1, 2017, the New Jersey sales tax rate decreased from 7 percent to 6.875 percent. Effective January 1, 2018, the New Jersey sales tax rate decreased again to 6.625 percent.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gas in Storage

The following table summarizes gas in storage, at average cost by segment as of:

	March 31, 2018		September 30, 2017
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
Energy Services	$51,915	18.6	$122,884	53.9
Natural Gas Distribution	19,254	4.7	79,179	21.8
Total	$71,169	23.3	$202,063	75.7

Available for Sale Securities

Available for sale securities are carried at fair value on the Unaudited Condensed Consolidated Balance Sheets. Total unrealized gains and losses associated are included as a part of accumulated other comprehensive income, a component of common stock equity. Reclassifications of realized gains or losses out of other comprehensive income into earnings are recorded in other income, net on the Unaudited Condensed Consolidated Statements of Operations based on average cost.

Management evaluates its equity securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic, market or other concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer; whether the market decline was affected by macroeconomic conditions, changes in tax laws, regulations or other governmental policies; and whether the Company has the intent to sell the security or more likely than not will be required to sell the security before the recovery of its amortized cost basis. If the decline in value of our equity securities is determined to be other-than-temporary, an impairment is recognized through earnings within other income, net on the Unaudited Condensed Consolidated Statements of Operations.

During the six months ended March 31, 2018, NJR sold shares of its available for sale securities and received proceeds of approximately $6.6 million and recognized a pre-tax gain of $5.3 million. There were no sales of available for sale securities during the three months ended March 31, 2018. During the three and six months ended March 31, 2017, NJR received proceeds of approximately $3.4 million and $6.6 million, and realized a pre-tax gain of $2.8 million and $5.4 million, respectively.

In September 2015, the Company exchanged its ownership interest in Iroquois with DM for approximately 1.84 million DM Common Units. The investment in DM is included as part of the Company's equity investments in the Midstream segment. The exchange of ownership interests in Iroquois for DM was considered a contribution of real estate into another real estate venture. As a result, the Company recorded a deferred gain of $24.6 million on the Unaudited Condensed Consolidated Balance Sheets, based on the difference between the carrying amount of its investment in Iroquois and the fair value of the DM Common Units on the closing date of the transaction. The deferred gain will be recognized in other income, net on the Unaudited Condensed Consolidated Statements of Operations upon completion of the earnings process, typically through the sale of the related securities, or other earnings event.

On March 15, 2018, the FERC issued a policy revision indicating that it no longer will allow interstate natural gas and oil pipelines held by a Master Limited Partnership to recover an income tax allowance in cost-of-service rates. The policy revision had a material negative impact on the value of NJR's investment in DM Common Units. As a result, the Company evaluated the decrease in fair value of its available-for-sale securities and determined that the decline was other-than-temporary. Accordingly, the Company recognized an other-than-temporary impairment of $17.8 million, $14.8 million, net of tax.

Since the deferred gain was established based upon the difference in the fair value of the DM Common Units and the carrying value of the ownership of Iroquois, concurrent with the impairment charge to earnings, the Company reduced the amount of the deferred gain available upon the completion of the earnings process for the DM Common Units. This reduction of the deferred gain of $17.8 million was also recorded in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

As of March 31, 2018, the Company's available for sale securities had a fair value of $28.2 million and the remaining deferred gain associated with the Company’s investment in DM Common Units totaled $6.8 million. As of September 30, 2017, the Company's available for sale securities had a fair value of $65.8 million and total unrealized gains were $12.8 million, $7.7 million, net of deferred income tax expense.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

(Thousands)	March 31, 2018		September 30, 2017
Energy Services	$179,218	60%	$150,322	77%
Natural Gas Distribution (1)	112,884	38	37,432	19
Clean Energy Ventures	2,834	1	2,655	1
NJRHS and other	3,888	1	6,058	3
Total	$298,824	100%	$196,467	100%

(1)	Does not include unbilled revenues of $55.4 million and $7.2 million as of March 31, 2018 and September 30, 2017, respectively.

Loans Receivable

NJNG currently provides loans, with terms ranging from three to 10 years, to customers that elect to purchase and install certain energy efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Unaudited Condensed Consolidated Balance Sheets. The Company recorded $9.9 million and $8.9 million in other current assets and $40.3 million and $40.4 million in other noncurrent assets as of March 31, 2018 and September 30, 2017, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans.

NJNG's policy is to establish an allowance for doubtful accounts when loan balances are in arrears for more than 60 days. As of March 31, 2018 and September 30, 2017, there was no allowance for doubtful accounts established for the SAVEGREEN loans.

Assets Held for Sale

On March 2, 2018, Clean Energy Ventures entered into an agreement with NorthWestern Energy to sell its membership interest in its 9.7 MW wind farm in Two Dot, Montana for a total purchase price of $18.5 million and submitted a joint filing for authorization with FERC. The transaction is expected to close following FERC approval. The Company expects the transaction to generate a pre-tax gain of approximately $1 million, which will be recognized as a reduction to O&M on the Unaudited Condensed Consolidated Statements of Operations.

In March 2018, Clean Energy Ventures committed to a plan to pursue the sale of its remaining wind assets and it is probable that these sales will be completed within the next 12 months. Accordingly, the Company classified its wind assets and related liabilities as held for sale, as of March 31, 2018, on the Unaudited Condensed Consolidated Balance Sheets. The wind assets classified as held for sale are measured at the lower of their carrying value or fair value less cost to sell.

The major classes of assets and liabilities included within the disposal group as held for sale are as follows:

(Thousands)	March 31, 2018
Assets held for sale:
Property, plant and equipment - wind equipment, at cost	$244,972
Property, plant and equipment - accumulated depreciation, wind equipment	(21,561)
Prepaid and accrued taxes	1,226
Other noncurrent assets	261
$224,898
Liabilities held for sale:
Asset retirement obligation	$4,262

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

Tax

In March 2018, the FASB issued ASU No. 2018-05, an amendment to ASC 840, Income Taxes, which provides relief to entities in their calculation of the effects of the Tax Act by allowing them to record provisional amounts for certain income tax effects to address circumstances in which an entity does not have the necessary information available, prepared or analyzed to complete the accounting. These provisional amounts are subject to change as information and assumptions are updated throughout the measurement period, which may not extend beyond one year from the enactment date. The new guidance was effective immediately upon issuance and thus, the Company adopted the new guidance in the second quarter of fiscal 2018 and applied the new provision on a prospective basis.

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

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, an amendment to ASC 825, Financial Instruments, to address certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The standard affects investments in equity securities that do not result in consolidation and are not accounted for under the equity method and the presentation of certain fair value changes for financial liabilities measured at fair value. It also simplifies the impairment assessment of equity investments without a readily determinable fair value by requiring a qualitative assessment. The guidance is effective for the Company’s fiscal year ending September 30, 2019, and interim periods within that year. Upon adoption, the amendment will be applied on a modified retrospective basis. The Company evaluated the amendment and noted that, upon adoption, subsequent changes to the fair value of the Company’s available for sale securities will be recorded in the Consolidated Statement of Operations as opposed to other comprehensive income. Upon adoption, any amounts recorded in accumulated other comprehensive income related to available for sale securities will be reclassified to the opening balance of retained earnings in the year of adoption. The Company does not expect any other material impacts to its financial position, results of operations or cash flows upon adoption.

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

In January 2018, the FASB issued ASU No. 2018-01, a further amendment to ASC 842, Leases, which was introduced by ASC No. 2016-02, as discussed above. This update provides an optional practical expedient that allows companies to not evaluate existing or expired land easements that were not previously accounted for under Topic 840 as leases. The Company expects to elect this practical expedient upon adoption.

The guidance is effective for the Company’s fiscal year ending September 30, 2020, and interim periods within that year, with early adoption permitted. The Company continues to evaluate the provisions of ASC 842 and is actively monitoring the outcome of the exposure draft issued by the FASB that would provide an optional transition method to ASC 842. At this time, the Company does not plan to early adopt the new guidance and expects to elect the practical expedient package in the new guidance during transition. While the Company is currently evaluating the full impact of the standard, it expects to recognize additional assets and liabilities arising from current operating leases to its financial position upon adoption.

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

Reporting Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, an amendment to ASC 220, Income Statement - Reporting Comprehensive Income, which allows for the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects of the Tax Act. The guidance is effective for the Company’s fiscal year ending September 30, 2020, and interim periods within that year, with early adoption permitted. Upon adoption, the amendments will be applied either in the period of adoption, or retrospectively to each period in which the effects of the Tax Act are recognized. The Company is currently evaluating the amendments to understand the impact on its financial position and results of operations upon adoption.

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

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	March 31, 2018	September 30, 2017
Regulatory assets-current
New Jersey Clean Energy Program	$5,690	$14,202
Underrecovered gas costs	7,549	9,910
Derivatives at fair value, net	1,812	9,010
Conservation Incentive Program	—	17,669
Total current regulatory assets	$15,051	$50,791
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$28,868	$28,547
Liability for future expenditures	142,474	149,000
Deferred income taxes	16,773	21,795
SAVEGREEN	7,549	16,302
Postemployment and other benefit costs	135,930	141,433
Deferred storm damage costs	11,944	13,030
Other noncurrent regulatory assets	8,614	5,812
Total noncurrent regulatory assets	$352,152	$375,919
Regulatory liability-current
Conservation Incentive Program	$229	$—
Customer refund payable (1)	28,878	—
Derivatives at fair value, net	62	78
Total current regulatory liabilities	$29,169	$78
Regulatory liabilities-noncurrent
Deferred income taxes (2)	$210,500	$—
Cost of removal obligation	—	7,902
Derivatives at fair value, net	—	146
New Jersey Clean Energy Program	5,914	5,795
Other noncurrent regulatory liabilities	1,096	664
Total noncurrent regulatory liabilities	$217,510	$14,507

(1)
Includes the current portion of an adjustment related to the re-measurement of NJNG's net deferred tax liabilities to reflect the change in federal tax rates enacted in the Tax Act, which is net of sales tax collected from customers. For a more detailed discussion of the Tax Act, see Note 11. Income Taxes.

(2)	Includes the long-term portion of an adjustment related to the Tax Act.

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

•
On December 22, 2017, the Tax Act was signed into law, which resulted in a reduction in the federal corporate tax rate. As a result, NJNG recorded a regulatory liability of $228.4 million, which includes $164.3 million for the revaluation of its deferred income taxes and $64.1 million for the accounting of the income tax effects on the revaluation. The revaluation is based on certain assumptions and estimations NJNG made with respect to its deferred taxes, as well as the effects from the Tax Act, and as such are subject to change if and when assumptions are updated. See Note 11. Income Taxes for a more detailed discussion on the Tax Act.

On January 31, 2018, the BPU issued an Order which directed New Jersey utilities to submit filings to the BPU by March 2, 2018, to propose the prospective change in rates as a result of the Tax Act to be effective April 1, 2018, the method to return to customers the rate difference from January 1, 2018, through March 31, 2018, and an outline of the method by which the excess deferred taxes would be returned to customers. The excess deferred taxes are primarily related to timing differences associated with utility plant depreciation and are subject to IRS normalization rules, which require amortization over the remaining life of the utility plant.

On March 1, 2018, NJNG submitted its required filing to the BPU proposing a $19.7 million base rate reduction and customer refunds of approximately $31 million, which is inclusive of the State of New Jersey sales tax. The one-time refunds have been proposed to include interest at the Company’s short-term debt rate as specified in the Company’s last base rate case and these refunds are anticipated to be applied to customer accounts by late May 2018. On March 26, 2018, the BPU approved, on an interim basis, the $19.7 million rate reduction, effective April 1, 2018. A BPU decision on the refunds is anticipated during the third quarter of fiscal 2018.

•
On March 26, 2018, the BPU approved NJNG's petition on a final basis to maintain NJNG's BGSS rate for residential and small commercial customers, increase to its balancing charge rate, which resulted in a $3.7 million increase to the annual revenues credited to BGSS and a decrease to its CIP rates, which resulted in a $16.2 million annual recovery decrease that was effective October 1, 2017.

•
On March 28, 2018, NJNG filed a petition with the BPU requesting continuation of existing SAVEGREEN programs and the addition of new programs through December 2024, with investments of approximately $341 million.

•
On March 29, 2018, NJNG filed its annual petition with the BPU requesting a base rate increase in the amount of $6.9 million for the recovery of NJ RISE and SAFE II capital investment costs related to the 12-months ending June 30, 2018, based on estimates. The filing will be updated to reflect actual results in July 2018, with changes to base rates anticipated to be effective October 1, 2018.

4. DERIVATIVE INSTRUMENTS

The Company is subject primarily to commodity price risk due to fluctuations in the market price of natural gas, SRECs and electricity. To manage this risk, the Company enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas, SRECs and electricity. In addition, the Company is exposed to foreign currency and interest rate risk, The Company may utilize foreign currency derivatives to hedge Canadian dollar denominated gas purchases and/or sales and interest rate derivatives to reduce exposure to fluctuations in interest rates. All of these types of contracts are accounted for as derivatives. Accordingly, all of the financial and certain of the Company's physical derivative instruments are recorded at fair value on the Unaudited Condensed Consolidated Balance Sheets. For a more detailed discussion of the Company's fair value measurement policies and level disclosures associated with NJR's derivative instruments, see Note 5. Fair Value.

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

Expected production of SRECs is hedged through the use of forward and futures contracts. All contracts require the Company to physically deliver SRECs through the transfer of certificates as per contractual settlement schedules. The Company applies NPNS accounting to SREC forward and futures contracts entered into on or before December 31, 2015. Effective for contracts executed on or after January 1, 2016, Energy Services no longer elects NPNS accounting treatment on all SREC forward sales contracts and recognizes changes in the fair value of these derivatives as a component of operating revenues. Upon settlement of the contract, the related revenue is recognized when the SREC is transferred to the counterparty. NPNS is a contract-by-contract election and, where appropriate, the Company can and may elect normal accounting for certain contracts.

Natural Gas Distribution

Changes in fair value of NJNG's financial commodity derivatives are recorded as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets. The Company elects NPNS accounting treatment on all physical commodity contracts that NJNG entered into on or before December 31, 2015, and accounts for these contracts on an accrual basis. Accordingly, physical natural gas purchases are recognized in regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets when the contract settles and the natural gas is delivered. The average cost of natural gas is charged to expense in the current period earnings based on the BGSS factor times the therm sales. Effective for contracts executed on or after January 1, 2016, NJNG no longer elects NPNS accounting treatment on all physical forward commodity contracts. However, since NPNS is a contract-by-contract election, where it makes sense to do so, NJNG can and may elect certain contracts to be normal. Because NJNG recovers these amounts through future BGSS rates as increases or decreases to the cost of natural gas in NJNG’s tariff for gas service, the changes in fair value of these contracts are deferred as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets.

In June 2015, NJNG entered into a BPU-approved treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with a $125 million debt issuance expected in May 2018. This debt issuance coincides with the maturity of NJNG's existing $125 million, 5.6 percent notes due May 15, 2018. This treasury lock was settled on March 13, 2018, resulting in a $2.6 million loss, which is recorded as a component of regulatory assets on the Unaudited Condensed Consolidated Balance Sheets and will be amortized in earnings over the life of the May 2018 debt issuance.

Home Services and Other

On January 26, 2018, NJR entered into a variable-for-fixed interest rate swap on NJR's existing $100 million variable rate term loan, which fixed the variable rate at 2.84 percent. The swap will terminate on August 16, 2019, which coincides with the maturity of the debt. The change in the fair value of the interest rate swap is recorded as interest expense on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		March 31, 2018		September 30, 2017
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$88	$26	$151	$72
Financial commodity contracts	Derivatives - current	375	134	—	1,149
Interest rate contracts	Derivatives - current	—	—	—	8,467
Energy Services:
Physical commodity contracts	Derivatives - current	6,036	16,274	14,588	16,589
	Derivatives - noncurrent	1,249	14,963	7,127	8,710
Financial commodity contracts	Derivatives - current	20,398	28,247	15,302	20,267
	Derivatives - noncurrent	12,232	8,537	2,033	2,620
Foreign currency contracts	Derivatives - current	—	97	40	—
	Derivatives - noncurrent	—	103	4	—
Home Services and Other:
Interest rate contracts	Derivatives - current	—	14	—	—
	Derivatives - noncurrent	135	—	—	—
Total fair value of derivatives		$40,513	$68,395	$39,245	$57,874

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

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of March 31, 2018:
Derivative assets:
Energy Services
Physical commodity contracts	$7,285	$(1,903)	$(200)	$5,182
Financial commodity contracts	32,630	(20,031)	(608)	11,991
Total Energy Services	$39,915	$(21,934)	$(808)	$17,173
Natural Gas Distribution
Physical commodity contracts	$88	$(5)	$—	$83
Financial commodity contracts	375	(134)	—	241
Total Natural Gas Distribution	$463	$(139)	$—	$324
Home Services and Other
Interest rate contracts	$135	$(14)	$—	$121
Total Home Services and Other	$135	$(14)	$—	$121
Derivative liabilities:
Energy Services
Physical commodity contracts	$31,237	$(1,903)	$—	$29,334
Financial commodity contracts	36,784	(19,492)	(16,757)	535
Foreign currency contracts	200	—	—	200
Total Energy Services	$68,221	$(21,395)	$(16,757)	$30,069
Natural Gas Distribution
Physical commodity contracts	$26	$(5)	$—	$21
Financial commodity contracts	134	(134)	—	—
Total Natural Gas Distribution	$160	$(139)	$—	$21
Home Services and Other
Interest rate contracts	$14	$(14)	$—	$—
Total Home Services and Other	$14	$(14)	$—	$—
As of September 30, 2017:
Derivative assets:
Energy Services
Physical commodity contracts	$21,715	$(2,173)	$(200)	$19,342
Financial commodity contracts	17,335	(14,121)	—	3,214
Foreign currency contracts	44	—	—	44
Total Energy Services	$39,094	$(16,294)	$(200)	$22,600
Natural Gas Distribution
Physical commodity contracts	$151	$(20)	$—	$131
Total Natural Gas Distribution	$151	$(20)	$—	$131
Derivative liabilities:
Energy Services
Physical commodity contracts	$25,299	$(2,173)	$—	$23,126
Financial commodity contracts	22,887	(14,121)	(8,766)	—
Total Energy Services	$48,186	$(16,294)	$(8,766)	$23,126
Natural Gas Distribution
Physical commodity contracts	$72	$(20)	$—	$52
Financial commodity contracts	1,149	—	(1,149)	—
Interest rate contracts	8,467	—	—	8,467
Total Natural Gas Distribution	$9,688	$(20)	$(1,149)	$8,519

(1)	Derivative assets and liabilities are presented on a gross basis on the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Includes transactions with NAESB netting election, transactions held by FCMs with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

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

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Six Months Ended
		March 31,		March 31,
Derivatives not designated as hedging instruments:		2018	2017	2018	2017
Energy Services:
Physical commodity contracts	Operating revenues	$(11,952)	$4,982	$(10,742)	$6,725
Physical commodity contracts	Gas purchases	(44,646)	(3,982)	(67,343)	(12,781)
Financial commodity contracts	Gas purchases	13,767	38,121	(12,230)	7,510
Foreign currency contracts	Gas purchases	(215)	53	(263)	(33)
Home Services and Other:
Interest rate contracts	Interest expense	121	—	121	—
Total unrealized and realized gains (losses)		$(42,925)	$39,174	$(90,457)	$1,421

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2018	2017	2018	2017
Natural Gas Distribution:
Physical commodity contracts	$(12,879)	$(3,780)	$(15,855)	$(2,730)
Financial commodity contracts	7,232	(418)	(1,576)	10,760
Interest rate contracts	12,534	(1,690)	8,467	18,681
Total unrealized and realized (losses) gains	$6,887	$(5,888)	$(8,964)	$26,711

NJNG and Energy Services had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		March 31, 2018	September 30, 2017
Natural Gas Distribution	Futures	24.9	18.2
	Physical	33.2	32.1
Energy Services	Futures	(13.0)	(16.4)
	Physical	36.5	(13.1)

Not included in the previous table are Energy Services' gross notional amount of foreign currency transactions of approximately $8.8 million, NJNG’s treasury lock agreement and NJR's interest rate swap as previously discussed and 567,000 SRECs at Energy Services that are open as of March 31, 2018.

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

(Thousands)	Balance Sheet Location	March 31, 2018	September 30, 2017
Natural Gas Distribution	Broker margin - Current assets	$3,612	$2,661
Energy Services	Broker margin - Current assets	$56,358	$23,166

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of March 31, 2018. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$175,076
Noninvestment grade	21,228
Internally rated investment grade	20,818
Internally rated noninvestment grade	47,079
Total	$264,201

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2018 and September 30, 2017, was $1 million and $8.7 million, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on March 31, 2018 and September 30, 2017, the Company would have been required to post an additional $1 million and $8.6 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt at NJNG and NJR, including current maturities, excluding capital leases, debt issuance costs and solar asset financing obligations, is as follows:

(Thousands)	March 31, 2018	September 30, 2017
Carrying value (1) (2) (3)	$1,097,045	$1,097,045
Fair market value	$1,084,268	$1,107,676

(1)	Excludes capital leases of $41.8 million and $39.7 million as of March 31, 2018 and September 30, 2017, respectively.

(2)	Excludes NJNG's debt issuance costs of $6.1 million and $6.3 million as of March 31, 2018 and September 30, 2017, respectively.

(3)	Excludes NJR's debt issuance costs of $768,000 and $770,000 as of March 31, 2018 and September 30, 2017, respectively.

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of March 31, 2018, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

•	widely accepted and public;

•	non-proprietary and sourced from an independent third party; and

•	observable and published.

These additional adjustments are generally not considered to be significant to the ultimate recognized values.

Level 3	Inputs derived from a significant amount of unobservable market data. These include NJR's best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2018:
Assets:
Physical commodity contracts	$—	$7,373	$—	$7,373
Financial commodity contracts	20,443	12,562	—	33,005
Interest rate contracts	—	135	—	135
Available for sale equity securities - energy industry	28,228	—	—	28,228
Other (1)	1,214	—	—	1,214
Total assets at fair value	$49,885	$20,070	$—	$69,955
Liabilities:
Physical commodity contracts	$—	$31,263	$—	$31,263
Financial commodity contracts	36,353	565	—	36,918
Financial commodity contracts - foreign exchange	—	200	—	200
Interest rate contracts	—	14	—	14
Total liabilities at fair value	$36,353	$32,042	$—	$68,395
As of September 30, 2017:
Assets:
Physical commodity contracts	$—	$21,866	$—	$21,866
Financial commodity contracts	17,335			17,335
Financial commodity contracts - foreign exchange	—	44	—	44
Available for sale equity securities - energy industry	65,752	—	—	65,752
Other (1)	1,202	—	—	1,202
Total assets at fair value	$84,289	$21,910	$—	$106,199
Liabilities:
Physical commodity contracts	$—	$25,371	$—	$25,371
Financial commodity contracts	24,036	—	—	24,036
Interest rate contracts	—	8,467	—	8,467
Total liabilities at fair value	$24,036	$33,838	$—	$57,874

(1)	Includes money market funds of $11,000 and $112,000 as of March 31, 2018 and September 30, 2017, respectively.

Assets measured at fair value on a non-recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2018:
Assets
Impairment of available for sale securities (1)	$17,838	$—	$—	$17,838
Total assets at fair value	$17,838	$—	$—	$17,838

(1)	See Note 2. Summary of Significant Accounting Policies for more information regarding the impairment.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN EQUITY INVESTEES

NJR's investments in equity method investees include the following as of:

(Thousands)	March 31, 2018	September 30, 2017
Steckman Ridge (1)	$118,875	$120,262
PennEast	65,009	52,323
Total	$183,884	$172,585

(1)
Includes loans with a total outstanding principal balance of $70.4 million for both March 31, 2018 and September 30, 2017. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

The Company, through its subsidiary NJR Pipeline Company, is an investor in PennEast, which is expected to construct and operate a 120-mile natural gas pipeline that will extend from northeast Pennsylvania to western New Jersey. PennEast has advised that it currently expects the pipeline to be completed and operational in 2019, however the project could be delayed beyond 2019 due to factors that are beyond PennEast’s ability to control or estimate precisely, including potential delays in obtaining (or the inability to obtain) governmental and regulatory approvals and land-use rights, and unforeseen construction delays.

NJNG and Energy Services have entered into storage and park and loan agreements with Steckman Ridge. In addition, NJNG has entered into a precedent capacity agreement with PennEast. See Note 14. Related Party Transactions for more information on these intercompany transactions.

7. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share amounts)	2018	2017	2018	2017
Net income, as reported	$140,266	$114,702	$263,965	$149,631
Basic earnings per share
Weighted average shares of common stock outstanding-basic	87,595	86,275	87,295	86,182
Basic earnings per common share	$1.60	$1.33	$3.02	$1.74
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	87,595	86,275	87,295	86,182
Incremental shares (1)	394	826	395	811
Weighted average shares of common stock outstanding-diluted	87,989	87,101	87,690	86,993
Diluted earnings per common share (2)	$1.59	$1.32	$3.01	$1.72

(1)	Incremental shares consist primarily of unvested stock awards and performance shares.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three and six months ended March 31, 2018 and 2017.

8. COMMON STOCK EQUITY

Changes in common stock equity during the six months ended March 31, 2018, were as follows:

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2017	86,556	$222,258	$219,696	$(3,256)	$(70,039)	$867,984	$1,236,643
Net income						263,965	263,965
Other comprehensive loss				(10,532)			(10,532)
Common stock issued:
Incentive plan	555	1,531	14,998				16,529
Dividend reinvestment plan (1)	242		172		9,583		9,755
Waiver discount	554	1,384	21,306				22,690
Cash dividend declared ($.545 per share)						(47,717)	(47,717)
Treasury stock and other	(251)		(14)		(23,945)		(23,959)
Balance at March 31, 2018	87,656	$225,173	$256,158	$(13,788)	$(84,401)	$1,084,232	$1,467,374

(1)	Shares sold through the DRP are issued from treasury stock at average cost, which may differ from the actual market price paid.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. NJR raised $9.9 million and $9.7 million of equity through the DRP, by issuing approximately 242,000 and 279,000 shares of treasury stock, during the six months ended March 31, 2018 and 2017, respectively. During the six months ended March 31, 2018, NJR raised approximately $22.7 million of equity by issuing approximately 554,000 new shares through the waiver discount feature of the DRP. NJR issued no new shares during the three months ended March 31, 2017.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects during the three months ended March 31, 2018 and 2017:

(Thousands)	Available for Sale Securities	Postemployment Benefit Obligation		Total
Balance at December 31, 2017	$5,600	$(14,060)		$(8,460)
Other comprehensive (loss) income, net of tax
Other comprehensive (loss),before reclassifications, net of tax of $7,366, $0, $7,366	(20,401)	—		(20,401)
Amounts reclassified from accumulated other comprehensive income, net of tax of $(3,036), $(104), $(3,140)	14,801	272	(1)	15,073
Net current-period other comprehensive (loss) income, net of tax of $4,330, $(104), $4,226	(5,600)	272		(5,328)
Balance at March 31, 2018	$—	$(13,788)		$(13,788)
Balance at December 31, 2016	$9,713	$(19,036)		$(9,323)
Other comprehensive income, net of tax
Other comprehensive income, before reclassifications, net of tax of $(1,808), $0, $(1,808)	3,054	—		3,054
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax of $1,138, $(217), $921	(1,646)	318	(1)	(1,328)
Net current-period other comprehensive income, net of tax of $(670), $(217), $(887)	1,408	318		1,726
Balance as of March 31, 2017	$11,121	$(18,718)		$(7,597)

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects during the six months ended March 31, 2018 and 2017:

(Thousands)	Available for Sale Securities	Postemployment Benefit Obligation		Total
Balance at September 30, 2017	$11,044	$(14,300)		$(3,256)
Other comprehensive (loss) income, net of tax
Other comprehensive (loss), before reclassifications, net of tax of $8,217, $0, $8,217	(22,691)	—		(22,691)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax of $(858), $(240), $(1,098)	11,647	512	(1)	12,159
Net current-period other comprehensive (loss) income, net of tax of $7,359, $(240), $7,119	(11,044)	512		(10,532)
Balance at March 31, 2018	$—	$(13,788)		$(13,788)

Balance as of September 30, 2016	$4,198	$(19,353)		$(15,155)
Other comprehensive income (loss), net of tax
Other comprehensive income, before reclassifications, net of tax of $(6,648), $0, $(6,648)	10,096	—		10,096
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax of $2,192, $(434), $1,758	(3,173)	635	(1)	(2,538)
Net current-period other comprehensive income, net of tax of $(4,456), $(434), $(4,890)	6,923	635		7,558
Balance as of March 31, 2017	$11,121	$(18,718)		$(7,597)

(1)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program, committed unsecured credit facilities and private placement debt shelf facilities.

Credit Facilities

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	March 31, 2018	September 30, 2017	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	September 2020
Notes outstanding at end of period	$150,900	$255,000
Weighted average interest rate at end of period	2.60%	2.14%
Amount available at end of period (2)	$263,326	$156,601
Bank revolving credit facilities (1)	$100,000	$—	April 2018
Amount available at end of period	$100,000	$—
NJNG
Bank revolving credit facilities (1)	$250,000	$250,000	May 2019
Commercial paper outstanding at end of period	$—	$11,000
Weighted average interest rate at end of period	—%	1.13%
Amount available at end of period (3)	$249,269	$238,269

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $10.8 million and $13.4 million for March 31, 2018 and September 30, 2017, respectively, which reduces amount available by the same amount.

(3)	Letters of credit outstanding total $731,000 for both March 31, 2018 and September 30, 2017, which reduces the amount available by the same amount.

On December 14, 2017, NJR entered into a four-month, $75 million revolving line of credit facility. On January 19, 2018, NJR amended the agreement to increase the available amount to $100 million. As of March 31, 2018, there were no borrowings against the facility. This facility expired on April 14, 2018.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

Long-term Debt

NJNG

NJNG received $7.8 million and $9.6 million in December 2017 and 2016, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.1 million and $1 million during the six months ended March 31, 2018 and 2017, respectively.

In June 2015, NJNG entered into a treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with the $125 million debt issuance expected in May 2018. This debt issuance coincides with the maturity of NJNG's existing $125 million, 5.6 percent notes due May 15, 2018. This treasury lock was settled on March 13, 2018. The resulting $2.6 million loss is recorded as a component of regulatory assets on the Unaudited Condensed Consolidated Balance Sheets and will be amortized in earnings over the life of the May 2018 debt issuance.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	March 31,		March 31,		March 31,		March 31,
(Thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$2,034	$2,087	$4,069	$4,174	$1,151	$1,095	$2,303	$2,190
Interest cost	2,624	2,442	5,247	4,885	1,591	1,387	3,182	2,773
Expected return on plan assets	(4,909)	(4,828)	(9,819)	(9,656)	(1,338)	(1,191)	(2,676)	(2,383)
Recognized actuarial loss	1,885	2,206	3,769	4,413	1,165	1,092	2,330	2,185
Prior service cost amortization	26	28	53	55	(91)	(91)	(182)	(182)
Net periodic benefit cost	$1,660	$1,935	$3,319	$3,871	$2,478	$2,292	$4,957	$4,583

The Company does not expect to be required to make additional contributions to fund the pension plans during fiscal 2018 or 2019 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the six months ended March 31, 2018.

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

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. During the six months ended March 31, 2018 and 2017, the Company determined there was no need to recognize any liabilities associated with uncertain tax positions.

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

The SEC issued guidance in Staff Accounting Bulletin 118 to address the changes as of March 31, 2018, associated with the Tax Act, which allows companies to record provisional amounts during a one-year measurement period. The Company calculated an estimate for the measurement and accounting for certain effects of the Tax Act, including the remeasurement of deferred tax assets and liabilities to reflect the rates that will be in effect when the deferred tax assets and liabilities are expected to be realized or settled. The adjustments to deferred income taxes are based on assumptions the Company made with respect to its book versus tax differences and the timing of when those differences will reverse, including estimations associated with depreciation and the

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

settlement of derivative unrealized amounts. Therefore, the revaluation of net deferred tax liabilities is subject to change as information and assumptions are updated each quarter for actual results. Any additional guidance from the U.S. Department of the Treasury and the Internal Revenue Service or future actions of our regulators could also potentially affect the final determination of the accounting effects of the Tax Act.

The decrease of the net deferred tax liability at NJNG of $228.4 million, which includes $164.3 million for the revaluation of its deferred income taxes and $64.1 million for the accounting of the income tax effects on the revaluation, was recorded as a noncurrent regulatory liability on the Unaudited Condensed Consolidated Balance Sheets since it will be refunded to NJNG's ratepayers. The decrease of the net deferred tax liability for the remaining entities resulted in an income tax benefit of $967,000 and $58.5 million that was recognized on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2018, respectively. The changes from the original estimates are currently based on actual results through the second quarter and forecasted amounts through the fiscal year end.

The decrease of our net deferred tax liability, that was recognized on the Unaudited Condensed Consolidated Statements of Operations, for the remaining entities was as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2018	2018
Income tax (benefit) provision
Clean Energy Ventures	$(445)	$(63,102)
Energy Services	(1,456)	7,651
Midstream	185	(13,804)
Home Services and Other	749	10,723
Total	$(967)	$(58,532)

Effective Tax Rate

The forecasted effective tax rates were 17.2 percent and 15.6 percent, for the six months ended March 31, 2018 and 2017, respectively. The increase in the effective tax rate, when compared with the prior fiscal year, is due primarily to an increase in forecasted pre-tax income combined with a decrease in forecasted tax credits for the fiscal year ending September 30, 2018, which more than offset the lower federal statutory rate that became effective during fiscal 2018 as a result of the Tax Act. Forecasted tax credits, net of deferred income taxes, were $23.2 million and $36.4 million for fiscal 2018 and 2017, respectively.

To the extent there are discrete tax items that are not included in the forecasted effective tax rate, the actual effective tax rate will differ from the estimated annual effective tax rate. As discussed further above, the Company recognized a tax benefit of $967,000 and $58.5 million during the three and six months ended March 31, 2018. In addition, the Company recognized $2.8 million and $1.5 million during the six months ended March 31, 2018 and 2017, respectively, in excess tax benefits associated with the vesting of share-based awards, as a component of income tax (benefit) provision in its Unaudited Condensed Consolidated Statements of Operations. As a result of these discrete items, NJR’s actual effective tax rate was (7.9) percent and 14.8 percent during the six months ended March 31, 2018 and 2017, respectively.

Other Tax Items

As of March 31, 2018, the Company has federal and state income tax net operating losses of approximately $125.3 million and $537.2 million, respectively, which generally have a life of 20 years. As of March 31, 2018, the Company has recorded deferred federal and state tax assets of approximately $28.5 million and $28.2 million, respectively, on the Unaudited Condensed Consolidated Balance Sheets, reflecting the tax benefits associated with these net operating losses. As of September 30, 2017, the Company had federal and state income tax net operating losses of approximately $125.3 million and $471.7 million, respectively, and deferred federal and state tax assets of approximately $28.5 million and $23.6 million, respectively.

In March 2018, Clean Energy Ventures committed to a plan to pursue the sale of its remaining wind assets and it is probable that these sales will be completed within the next 12 months. As a result of the planned sale, it is more likely than not that certain state net operating loss carryforwards will not be realizable prior to their expiration. As of March 31, 2018, the Company recorded a valuation allowance of $2.5 million related to state net operating loss carryforwards in Montana, Iowa, Kansas, and Wyoming. As of September 30, 2017, the Company had a valuation allowance of $1 million related to state net operating loss carryforwards in Montana.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, as of March 31, 2018 and September 30, 2017, the Company had an ITC/PTC carryforward of approximately $127.8 million and $109.3 million, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward, which would begin to expire in fiscal 2035.

On March 7, 2018, the State of New Jersey notified the Company that it will conduct a general tax examination for fiscal year 2014 through 2017 related to NJRHS. All periods subsequent to those ended September 30, 2013, are statutorily open to examination.

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

12. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through September 2024, for the supply, storage and transportation of natural gas. These contracts include fixed charges of approximately $54.5 million at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of March 31, 2018, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2018	2019	2020	2021	2022	Thereafter
Energy Services:
Natural gas purchases	$256,179	$134,005	$20,506	$11,112	$—	$—
Storage demand fees	19,299	30,207	17,581	11,137	6,053	3,521
Pipeline demand fees	36,071	55,988	42,807	25,143	21,039	22,563
Sub-total Energy Services	$311,549	$220,200	$80,894	$47,392	$27,092	$26,084
NJNG:
Natural gas purchases	$40,088	$41,715	$39,370	$37,655	$38,684	$80,788
Storage demand fees	15,479	31,362	24,245	14,243	12,922	15,070
Pipeline demand fees	39,002	79,503	105,514	92,880	91,508	671,743
Sub-total NJNG	$94,569	$152,580	$169,129	$144,778	$143,114	$767,601
Total	$406,118	$372,780	$250,023	$192,170	$170,206	$793,685

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

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. NJNG currently recovers approximately $9.4 million annually through its SBC RAC. On November 17, 2017, NJNG filed its annual SBC application requesting a reduction in the RAC, which decreased the annual recovery to $7 million, effective April 1, 2018. As of March 31, 2018, $28.9 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the first quarter of fiscal 2018, the NJDEP contacted NJNG regarding its association with a parcel of land, located within NJNG's service territory, which may have been a MGP site for a period of time. NJNG is investigating to determine the nature and extent of its relationship to the parcel, its previous owner and the operations conducted on the site. NJNG will continue to gather information to determine whether a potential obligation exists to undertake remedial action, if any, and whether there are other potentially responsible parties.

NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $117.6 million to $205.2 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets of $149 million as of September 30, 2017, based on the most likely amount at year end and $142.5 million as of March 31, 2018, which includes adjustments for actual expenditures during fiscal 2018. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

In February 2015, a natural gas fire and explosion occurred in Stafford Township, New Jersey as a result of a natural gas leak emanating from an underground pipe. There were no fatalities, although several employees of NJNG were injured and several homes were damaged. NJNG notified its insurance carrier and believes that any costs associated with the incident, including attorneys’ fees, property damage and other losses, will be substantially covered by insurance. The Company believes the resolution of any potential claims associated with the incident will not have a material effect on its financial condition, results of operations or cash flows. As of March 31, 2018, NJNG estimates that liabilities associated with claims will range between $600,000 and $3.2 million and has accrued the lower end of the range, as we do not believe there is an amount within the range that is more probable than any other.

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

Information related to the Company's various reporting segments and other operations is detailed below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2018	2017	2018	2017
Operating revenues
Natural Gas Distribution
External customers	$317,064	$295,546	$526,851	$481,102
Clean Energy Ventures
External customers	12,866	12,943	26,862	20,510
Energy Services
External customers (1)	681,475	417,608	1,153,646	756,538
Intercompany	43,838	2,679	49,648	930
Subtotal	1,055,243	728,776	1,757,007	1,259,080
Home Services and Other
External customers	7,638	7,449	16,989	16,424
Intercompany	623	1,055	1,229	2,086
Eliminations	(44,461)	(3,734)	(50,877)	(3,016)
Total	$1,019,043	$733,546	$1,724,348	$1,274,574
Depreciation and amortization
Natural Gas Distribution	$13,353	$12,263	$26,136	$24,293
Clean Energy Ventures	8,928	7,923	17,863	14,964
Energy Services (2)	15	17	29	33
Midstream	2	2	3	3
Subtotal	22,298	20,205	44,031	39,293
Home Services and Other	189	199	377	420
Eliminations	(27)	(76)	(94)	(125)
Total	$22,460	$20,328	$44,314	$39,588
Interest income (3)
Natural Gas Distribution	$131	$97	$250	$172
Energy Services	106	—	106	—
Midstream	771	512	1,435	974
Subtotal	1,008	609	1,791	1,146
Home Services and Other	354	132	558	253
Eliminations	(1,168)	(633)	(2,099)	(1,216)
Total	$194	$108	$250	$183

(1)	Includes sales to Canada, which accounted for .01 and 1.5 percent of total operating revenues during the six months ended March 31, 2018 and 2017, respectively.

(2)	The amortization of acquired wholesale energy contracts is included in gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.

(3)	Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2018	2017	2018	2017
Interest expense, net of capitalized interest
Natural Gas Distribution	$6,523	$6,392	$13,059	$13,216
Clean Energy Ventures	4,344	4,055	8,552	7,379
Energy Services	1,203	716	2,460	1,287
Midstream	385	414	694	470
Subtotal	12,455	11,577	24,765	22,352
Home Services and Other	21	123	111	197
Eliminations	(678)	(264)	(1,173)	(498)
Total	$11,798	$11,436	$23,703	$22,051
Income tax provision (benefit)
Natural Gas Distribution	$17,991	$30,499	$29,695	$45,386
Clean Energy Ventures	(12,722)	(24,756)	(86,710)	(36,643)
Energy Services	23,965	16,277	37,708	13,101
Midstream	3,131	1,502	(9,712)	3,151
Subtotal	32,365	23,522	(29,019)	24,995
Home Services and Other	(1,281)	1,066	10,417	821
Eliminations	(183)	(656)	(665)	134
Total	$30,901	$23,932	$(19,267)	$25,950
Equity in earnings of affiliates
Midstream	$4,068	$6,119	$8,197	$9,450
Eliminations	(875)	(1,040)	(1,740)	(2,060)
Total	$3,193	$5,079	$6,457	$7,390
Net financial earnings (loss)
Natural Gas Distribution	$60,442	$60,233	$94,551	$90,581
Clean Energy Ventures	10,051	22,743	81,301	25,585
Energy Services	72,832	15,746	93,106	19,233
Midstream	1,315	4,948	18,826	7,335
Subtotal	144,640	103,670	287,784	142,734
Home Services and Other	(2,488)	708	(10,204)	2,250
Eliminations	(90)	(272)	(185)	(495)
Total	$142,062	$104,106	$277,395	$144,489
Capital expenditures
Natural Gas Distribution	$55,397	$34,744	$102,787	$73,599
Clean Energy Ventures	40,605	43,120	58,992	89,905
Subtotal	96,002	77,864	161,779	163,504
Home Services and Other	1,846	345	3,159	516
Total	$97,848	$78,209	$164,938	$164,020
Investments in equity investees
Midstream	$3,975	$5,902	$11,177	$10,538
Total	$3,975	$5,902	$11,177	$10,538

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2018	2017	2018	2017
Net financial earnings (1)	$142,062	$104,106	$277,395	$144,489
Less:
Unrealized (gain) loss on derivative instruments and related transactions	(11,608)	(54,855)	23,246	(26,553)
Tax effect	4,716	19,679	(3,343)	9,922
Effects of economic hedging related to natural gas inventory	6,125	34,328	(19,262)	16,389
Tax effect	(1,715)	(12,334)	6,529	(6,130)
Net income to NFE tax adjustment	4,278	2,586	6,260	1,230
Net income (1)	$140,266	$114,702	$263,965	$149,631

(1)	Includes income tax benefit related to the Tax Act of $967,000 and $58.5 million, for the three and six months ended March 31, 2018, respectively.

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

NFE is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of gas, SRECs and foreign currency contracts. Consequently, to reconcile between net income and NFE, current period unrealized gains and losses on the derivatives are excluded from NFE as a reconciling item. Additionally, realized derivative gains and losses are also included in current period net income. However, NFE includes only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical gas flows. Included in the tax effects are current and deferred income tax expense corresponding with the non-GAAP measure. Also included in the tax effects during the three and six months ended March 31, 2018, are the impacts of the Tax Act and resulting revaluation of the deferred income taxes that arose from derivative and hedging activity as measured under NFE. The revaluation caused the effective tax rate on reconciling items to differ from the statutory rate in effect for the quarter. NJR also calculates a quarterly tax adjustment based on an estimated annual effective tax rate for NFE purposes.

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	March 31, 2018	September 30, 2017
Assets at end of period:
Natural Gas Distribution	$2,567,347	$2,519,578
Clean Energy Ventures (1)	812,789	771,340
Energy Services	366,322	398,277
Midstream	227,101	232,806
Subtotal	3,973,559	3,922,001
Home Services and Other	107,415	114,801
Intercompany assets (2)	(120,234)	(108,295)
Total	$3,960,740	$3,928,507

(1)	Includes assets held for sale of $224.9 million.

(2)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

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

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of March 31, 2018, Energy Services has entered into transactions with Steckman Ridge for varying terms, all of which expire by October 31, 2020.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2018	2017	2018	2017
Natural Gas Distribution	$1,407	$1,383	$2,855	$2,793
Energy Services	680	689	1,381	1,390
Total	$2,087	$2,072	$4,236	$4,183

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	March 31, 2018	September 30, 2017
Natural Gas Distribution	$775	$775
Energy Services	376	377
Total	$1,151	$1,152

NJNG and Energy Services have entered into various asset management agreements, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. As of March 31, 2018, NJNG and Energy Services had four asset management agreements with expiration dates ranging from February 28, 2018 through October 31, 2020.

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

16. DISPOSITION

On February 28, 2018, NJR sold all of the issued and outstanding shares of capital stock of NJR Retail Services, which was a component of our Energy Services segment. The Company received $9.5 million in cash and a natural gas swap contract with a fair value of $14.6 million, which was recorded in Derivatives, at fair value on the Unaudited Condensed Consolidated Balance Sheets. The sale generated a pre-tax gain of $3.7 million, which was recognized as a reduction to O&M on the Unaudited Condensed Consolidated Statements of Operations.

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

The Tax Act

On December 22, 2017, the President signed into law the Tax Act. The newly enacted legislation became effective January 1, 2018, and included a broad range of tax reform initiatives, including a reduction to the federal statutory corporate tax rate from 35 percent to 21 percent, modification of bonus depreciation and changes to the deductibility of certain business related expenses. ASC Topic 740, Income Taxes, requires the impact of changes in tax laws or tax rates to be recognized in the financial reporting period that includes that enactment date, which is the date the act is signed into law.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As a result of the change to the federal statutory corporate tax rate, we revalued our deferred tax assets and liabilities at the enactment date to reflect the rates expected to be in effect when the deferred tax assets and liabilities are realized or settled. Since these adjustments are based on assumptions the Company made with respect to its book versus tax differences and the timing of when those differences will reverse, including estimations associated with depreciation and the settlement of derivative unrealized amounts, the revaluation of our net deferred tax liabilities is subject to change as information and assumptions are updated.

The decrease of the net deferred tax liability at NJNG of $228.4 million, which includes $164.3 million for the revaluation of its deferred income taxes and $64.1 million for the accounting of the income tax effects on the revaluation, was recorded as a noncurrent regulatory liability on the Unaudited Condensed Consolidated Balance Sheets and will be refunded to ratepayers.

The decrease of our net deferred tax liability, that was recognized on the Unaudited Condensed Consolidated Statements of Operations, for the remaining entities was as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2018	2018
Income tax (benefit) provision
Clean Energy Ventures	$(445)	$(63,102)
Energy Services	(1,456)	7,651
Midstream	185	(13,804)
Home Services and Other	749	10,723
Total	$(967)	$(58,532)

On January 31, 2018, the BPU issued an order directing the New Jersey utilities to submit filings by March 2, 2018, proposing the prospective change in rates as a result of the Tax Act, the method to return to customers the rate difference from January 1, 2018 through the effective date of the rate change, and the method by which the excess deferred taxes will be returned to customers. The return to customers of the excess deferred taxes was addressed in NJNG’s filing to the BPU on March 1, 2018. See Note 3. Regulation for a more detailed discussion on the BPU order and subsequent filing.

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

Operating Results

Net income (loss) by reporting segment and operations are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2018		2017		2018		2017
Net income (loss)
Natural Gas Distribution	$60,442	43%	$60,233	52%	$94,551	36%	$90,581	61%
Clean Energy Ventures	5,773	4	20,157	18	75,042	28	24,355	16
Energy Services	75,810	54	30,032	26	86,930	33	25,242	17
Midstream	1,315	1	4,948	4	18,826	7	7,335	5
Home Services and Other	(2,394)	(2)	708	1	(10,110)	(4)	2,250	1
Eliminations (1)	(680)	—	(1,376)	(1)	(1,274)	—	(132)	—
Total	$140,266	100%	$114,702	100%	$263,965	100%	$149,631	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in net income during the three months ended March 31, 2018, compared with the three months ended March 31, 2017, was due primarily to increased operating income at Energy Services related to increases in volumes and the average price of natural gas resulting in higher market volatility, partly offset by a decrease in Clean Energy Ventures related to lower tax credits recognized. The increase in net income during the six months ended March 31, 2018, compared with the six months ended March 31, 2017, was driven primarily by an income tax benefit of $58.5 million associated with the Tax Act and increased operating income at Energy Services, as previously discussed. The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Assets by reporting segment and operations are as follows:

(Thousands)	March 31, 2018		September 30, 2017
Assets
Natural Gas Distribution	$2,567,347	65%	$2,519,578	64%
Clean Energy Ventures (1)	812,789	21	771,340	20
Energy Services	366,322	9	398,277	10
Midstream	227,101	6	232,806	6
Home Services and Other	107,415	3	114,801	3
Intercompany assets (2)	(120,234)	(4)	(108,295)	(3)
Total	$3,960,740	100%	$3,928,507	100%

(1)	Includes assets held for sale of $224.9 million.

(2)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets was due primarily to increased accounts receivable at our Natural Gas Distribution segment, as well as additional utility plant and solar expenditures, partially offset by a decrease in gas in storage and in the market value of the DM Common Units.

Non-GAAP Financial Measures

Our management uses NFE, a non-GAAP financial measure, when evaluating our operating results. Energy Services economically hedges its natural gas inventory with financial derivative instruments. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of the economic hedges with the physical sale of gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. There is a related tax effect on current and deferred income tax expense corresponding with this non-GAAP measure. Also included in the tax effect are the impacts of the Tax Act and resulting revaluation of the deferred income taxes that arose from derivative and hedging activity as measured under NFE. The revaluation caused the effective tax rate on reconciling items to differ from the statutory rate in effect. To the extent we utilize forwards, futures, or other derivatives to hedge forecasted SREC production, unrealized gains and losses are also eliminated for NFE purposes.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2018	2017	2018	2017
Net income	$140,266	$114,702	$263,965	$149,631
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(11,608)	(54,855)	23,246	(26,553)
Tax effect	4,716	19,679	(3,343)	9,922
Effects of economic hedging related to natural gas inventory (1)	6,125	34,328	(19,262)	16,389
Tax effect	(1,715)	(12,334)	6,529	(6,130)
NFE tax adjustment	4,278	2,586	6,260	1,230
Net financial earnings	$142,062	$104,106	$277,395	$144,489
Basic earnings per share	$1.60	$1.33	$3.02	$1.74
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(0.13)	(0.64)	0.27	(0.31)
Tax effect	0.05	0.23	(0.04)	0.12
Effects of economic hedging related to natural gas inventory (1)	0.07	0.40	(0.22)	0.19
Tax effect	(0.02)	(0.14)	0.08	(0.07)
NFE tax adjustment	0.05	0.03	0.07	0.01
Basic NFE per share	$1.62	$1.21	$3.18	$1.68

(1)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NFE by reporting segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
($ in Thousands)	2018		2017		2018		2017
Net financial earnings (loss)
Natural Gas Distribution	$60,442	43%	$60,233	58%	$94,551	34%	$90,581	63%
Clean Energy Ventures	10,051	7	22,743	22	81,301	29	25,585	18
Energy Services	72,832	51	15,746	15	93,106	34	19,233	13
Midstream	1,315	1	4,948	4	18,826	7	7,335	5
Home Services and Other	(2,488)	(2)	708	1	(10,204)	(4)	2,250	1
Eliminations (1)	(90)	—	(272)	—	(185)	—	(495)	—
Total	$142,062	100%	$104,106	100%	$277,395	100%	$144,489	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in NFE during the three months ended March 31, 2018, compared with the three months ended March 31, 2017, was due primarily to higher financial margin generated at Energy Services due primarily to colder weather, resulting in increased storage withdrawals due to higher demand coupled with higher volatility allowing Energy Services to capture additional margin from natural gas price spreads, partly offset by a decrease in Clean Energy Ventures related to lower tax credits recognized. The increase in NFE during the six months ended March 31, 2018, compared with the six months ended March 31, 2017, was due primarily to the income tax benefit of $58.5 million associated with the Tax Act, as previously discussed, and higher financial margin generated at Energy Services, as previously discussed.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey to approximately 536,900 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. These risks include, but are not limited to, adverse economic conditions, customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

Infrastructure projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated pipeline integrity management and infrastructure programs. Below is a summary of NJNG's capital expenditures, including accruals, for the six months ended March 31, 2018, and estimates of expected investments for fiscal 2018 and 2019:

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The BPU approved recovery of SAFE I capital investments through September 30, 2016, and approved the rate mechanism and extension of SAFE II for an additional five years to replace the remaining unprotected steel mains and services from its natural gas distribution system at an estimated cost of approximately $200 million, excluding AFUDC. The accelerated cost recovery methodology for the $157.5 million associated with the extension of SAFE II was approved in NJNG’s new base rates. The remaining $42.5 million in capital expenditures will be requested for recovery in future base rate cases.

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

On March 29, 2018, NJNG filed its annual petition with the BPU requesting a base rate increase for the recovery of NJ RISE and SAFE II capital investment costs, with a weighted cost of capital of 6.9 percent including a return on equity of 9.75 percent, related to the period ending June 30, 2018, based on estimates. NJNG is requesting a $6.9 million annual increase in recoveries, anticipated to be effective October 1, 2018.

Southern Reliability Link

The SRL is an approximate 30-mile, 30-inch transmission main designed to support improved system reliability and integrity in the southern portion of NJNG's service territory, estimated to cost between $180 million and $215 million. In January 2016, the BPU issued an order approving NJNG's modified, proposed SRL pipeline installation, operation and route selection. In March 2016, the BPU issued an order designating the SRL route and exempting the SRL from municipal land use ordinances, regulations, permits and license requirements. In February 2017, the NJDEP issued a permit authorizing construction of the SRL within the jurisdiction of the Coastal Area Facility Review Act, as well as a Freshwater Wetlands permit.

In September 2017, the NJ Pinelands Commission approved construction of the SRL as being compliant with the Commission's Comprehensive Management Plan. All approvals issued by state agencies are under appeal. Once the final road opening permits and easements are secured, construction is expected to begin, and is estimated to be in-service during 2019.

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

	March 31, 2018	March 31, 2017
Firm customers
Residential	467,014	454,464
Commercial, industrial & other	28,926	28,623
Residential transport	30,815	35,019
Commercial transport	10,058	9,818
Total firm customers	536,813	527,924
Other	58	48
Total customers	536,871	527,972

During the six months ended March 31, 2018 and 2017, respectively, NJNG added 4,656 and 4,130 new customers and converted 324 and 406 existing customers to natural gas heat and other services. NJNG expects these new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $2.8 million annually to utility gross margin.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In addition, NJNG currently expects to add approximately 26,000 to 28,000 new customers during the three-year period of fiscal 2018 to 2020. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 65 percent of the growth will come from new construction markets and 35 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG's base rates by approximately $5.3 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Segment Operating Results section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations that follows for a definition and further discussion of utility gross margin.

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

Since inception, $155.9 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $20 million. In June 2016, the BPU approved NJNG's extension of SAVEGREEN through December 31, 2018. In October 2016, the BPU approved NJNG’s filing to maintain the existing SAVEGREEN recovery rate. On October 20, 2017, the BPU approved NJNG's filing to decrease its EE recovery rate, which would result in an annual decrease of $3.9 million, effective November 1, 2017. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.75 percent to 10.3 percent.

On March 28, 2018, NJNG filed a petition with the BPU requesting continuation of existing SAVEGREEN programs and the addition of new programs through December 2024, with investments totaling approximately $341 million.

Conservation Incentive Program

The CIP facilitates normalizing NJNG's utility gross margin for variances not only due to weather but also for other factors affecting customer usage, such as conservation and energy efficiency. Recovery of utility gross margin for the non-weather variance through the CIP is limited to the amount of certain gas supply cost savings achieved and is subject to a variable margin revenue test. Additionally, recovery of the CIP utility gross margin is subject to an annual earnings test. An annual review of the CIP must be filed by June 1, coincident with NJNG's annual BGSS filing, during which NJNG can request rate changes to the CIP. In May 2014, the BPU approved the continuation of the CIP program with no expiration date. In September 2016, the BPU approved NJNG's filing to increase its CIP rates by $43.9 million annually, effective October 2016. On March 26, 2018, the BPU approved NJNG's petition to decrease its CIP rates, by $16.2 million annually, effective October 1, 2017.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2018	2017	2018	2017
Weather (1)	$3,245	$12,943	$1,877	$15,928
Usage	(2,113)	(575)	(1,471)	(700)
Total	$1,132	$12,368	$406	$15,228

(1)
Compared with the CIP 20-year average, weather was 1.5 percent and 11.1 percent warmer-than-normal during the three months ended March 31, 2018 and 2017, respectively, and 0.9 percent and 9 percent warmer-than-normal during the six months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, NJNG had $229,000 in regulatory liabilities related to CIP to be returned to customers in future periods on the Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2017, NJNG had $17.7 million in regulatory assets related to CIP to be collected from customers in future periods on the Unaudited Condensed Consolidated Balance Sheets.

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
(1) Data source from Platts, a division of McGraw Hill Financial.

The maximum daily price was $94.93 and $8.71 and the minimum daily price was $0.53 and $0.36 for the six months ended March 31, 2018 and 2017, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On March 26, 2018, the BPU approved maintaining NJNG's BGSS rate for residential and small commercial customers and an increase to its balancing charge rate, which resulted in a $3.7 million increase to the annual revenues credited to BGSS that was effective October 1, 2017. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers and balancing charge revenues are credited to BGSS. During the six months ended March 31, 2017, NJNG issued bill credits of $42 million as a result of a decline in the wholesale price of natural gas. There were no bill credits issued during the six months ended March 31, 2018.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of its natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Should performance of the existing incentives or market conditions warrant, NJNG is permitted to propose a process to re-evaluate and discuss alternative incentive programs annually. Utility gross margin from incentive programs was $6.8 million and $6.7 million during the six months ended March 31, 2018 and 2017, respectively. A more detailed discussion of the impacts to utility gross margin can be found in the Natural Gas Distribution Operating Results section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Due to the capital-intensive nature of NJNG's operations, significant changes in interest rates can impact NJNG's results. In June 2015, NJNG entered into a treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with the forecasted $125 million debt issuance expected in May 2018. This forecasted debt issuance coincides with the maturity of NJNG's existing $125 million, 5.6 percent notes due May 15, 2018. This treasury lock was settled on March 13, 2018. The resulting $2.6 million loss is recorded as a component of regulatory assets on the Unaudited Condensed Consolidated Balance Sheets and will be amortized over the life of the May 2018 debt issuance.

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

Environmental Remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $142.5 million as of March 31, 2018, a decrease of $6.5 million, compared with September 30, 2017.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 3. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2018	2017	2018	2017
Operating revenues	$317,064	$295,546	$526,851	$481,102
Operating expenses
Gas purchases (1)	141,988	115,723	226,743	179,909
Operation and maintenance	39,259	33,768	74,650	66,986
Regulatory rider expense	19,604	19,893	31,373	32,494
Depreciation and amortization	13,353	12,263	26,136	24,293
Energy and other taxes	19,263	17,938	33,013	30,087
Total operating expenses	233,467	199,585	391,915	333,769
Operating income	83,597	95,961	134,936	147,333
Other income, net	1,359	1,163	2,369	1,850
Interest expense, net of capitalized interest	6,523	6,392	13,059	13,216
Income tax provision	17,991	30,499	29,695	45,386
Net income	$60,442	$60,233	$94,551	$90,581

(1)
Includes related party transactions of approximately $45.4 million and $3.3 million for the three months ended March 31, 2018 and 2017, respectively, and $52.6 million and $6.1 million for the six months ended March 31, 2018 and 2017, respectively, the majority of which is eliminated in consolidation.

Operating Revenues and Gas Purchases

During the three months ended March 31, 2018, compared with the three months ended March 31, 2017, operating revenues and gas purchases increased by 7.3 percent and 22.7 percent, respectively. During the six months ended March 31, 2018, compared with the six months ended March 31, 2017, operating revenues and gas purchases increased by 9.5 percent and 26 percent, respectively. The factors contributing to the increases (decreases) in operating revenues and gas purchases are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018 v. 2017		2018 v. 2017
(Thousands)	Operating revenues	Gas purchases	Operating revenues	Gas purchases
Bill credits (1)	$22,711	$21,260	$41,971	$39,261
Firm sales	27,785	10,184	38,878	14,990
NJ RISE/SAFE II	2,315	—	3,763	—
Average BGSS rates (2)	(312)	(121)	743	950
CIP adjustments	(11,236)	—	(14,821)	—
Tax Act refunds	(9,359)	—	(9,359)	—
Off-system sales	(1,553)	(1,627)	(4,253)	(4,682)
Other (3)	(8,833)	(3,431)	(11,173)	(3,685)
Total increase	$21,518	$26,265	$45,749	$46,834

(1)
Operating revenues includes changes in sales tax of $1.5 million and $2.7 million during the three and six months ended March 31, 2018, compared with the three and six months ended March 31, 2017, respectively.

(2)
Operating revenues includes changes in sales tax of $191,000 and $207,000 during the three and six months ended March 31, 2018, compared with the three and six months ended March 31, 2017, respectively.

(3)	Other includes changes in rider rates, including those related to NJCEP and other programs.

The increases in operating revenues and gas purchases during the three and six months ended March 31, 2018, compared with the three and six months ended March 31, 2017 were due primarily to:

•	bill credits issued to residential and small commercial customers during fiscal 2017 that did not occur in fiscal 2018;

•	increased firm sales due primarily to customer growth and higher usage related to weather being 8.4 percent colder; partially offset by

•	a decrease in CIP due primarily to weather being colder than normal during December 2017 and January 2018;

•	refunds related to the Tax Act; and

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

•	lower off-system sales due primarily to reduction in volumes of 19.4 percent, partially offset by an increase of 15.9 percent in the average price of gas sold.

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

Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure, to NJNG's utility gross margin is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2018	2017	2018	2017
Operating revenues	$317,064	$295,546	$526,851	$481,102
Less:
Gas purchases	141,988	115,723	226,743	179,909
Energy taxes (1)	17,873	16,706	30,277	27,588
Regulatory rider expense	19,604	19,893	31,373	32,494
Utility gross margin	$137,599	$143,224	$238,458	$241,111

(1)	Energy taxes includes only sales tax on operating revenues, excluding tax-exempt sales.

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

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2018		2017		2018		2017
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$94,555	22.5	$96,599	19.7	$159,290	36.1	$159,097	32.3
Commercial, industrial and other	19,230	4.2	21,119	4.4	33,148	6.8	34,815	6.8
Firm transportation	20,177	6.6	21,165	5.6	36,437	11.2	37,450	10.1
Total utility firm gross margin/throughput	133,962	33.3	138,883	29.7	228,875	54.1	231,362	49.2
BGSS incentive programs	2,360	36.7	2,924	42.5	6,795	75.4	6,708	86.1
Interruptible/off-tariff agreements	1,277	8.5	1,417	11.6	2,788	18.4	3,041	24.9
Total utility gross margin/throughput	$137,599	78.5	$143,224	83.8	$238,458	147.9	$241,111	160.2

Utility Firm Gross Margin

Utility firm gross margin decreased $4.9 million and $2.5 million during the three and six months ended March 31, 2018, respectively, compared with the three and six months ended March 31, 2017, due primarily to the NJ RISE/SAFE II rate impact and refunds related to the Tax Act, partially offset by customer growth.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

BGSS Incentive Programs

The factors contributing to the change in utility gross margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2018 v. 2017	2018 v. 2017
Off-system sales	$74	$429
Capacity release	230	226
Storage	(869)	(568)
Total (decrease) increase	$(565)	$87

The decrease during the three months ended March 31, 2018, compared with the three months ended March 31, 2017, was due primarily to fewer market opportunities for the storage incentive program, partially offset by an increase in capacity release values. The increase during the six months ended March 31, 2018, compared with the six months ended March 31, 2017, was due primarily to an increase in capacity values contributing to increased margins in off-system sales and capacity release, partially offset by a decrease in storage incentive as discussed above.

Operation and Maintenance Expense

The factors contributing to the increases in O&M expense is as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2018 v. 2017	2018 v. 2017
Compensation and benefits	$1,744	$2,833
Consulting and legal	1,959	2,477
Shared corporate costs	1,097	811
Donations	54	779
Bad debt	42	318
Other	595	446
Total increase	$5,491	$7,664

The increase in O&M expense during the three and six months ended March 31, 2018, compared with the three and six months ended March 31, 2017, was due primarily to higher compensation costs due primarily to increases in headcount and healthcare premiums, consulting and legal expenses.

Depreciation Expense

Depreciation expense increased $1.1 million and $1.8 million during the three and six months ended March 31, 2018, respectively, compared with the three and six months ended March 31, 2017, as a result of additional utility plant being placed into service.

Income Tax Provision

Income tax provision decreased $12.5 million and $15.7 million during the three and six months ended March 31, 2018, respectively, compared with the three and six months ended March 31, 2017, due primarily to the decrease in the effective tax rate as a result of the new tax legislation.

Net Income

Net income increased $209,000 and $4 million during the three and six months ended March 31, 2018, respectively, compared with the three and six months ended March 31, 2017, due primarily to the decrease in the income tax provision, partially offset by decreased operating income, as discussed above.

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

Solar

Since inception, Clean Energy Ventures has constructed a total of 192.7 MW of solar capacity and has an additional 43.5 MW under construction. Projects that are placed in service through December 31, 2019, qualify for a 30-percent federal ITC. The credit will decline to 26 percent for property under construction during 2020 and to 22 percent for property under construction during 2021. The ITC will be reduced to 10 percent for any property that is under construction before 2022, but not placed in service before 2024.

We estimate total solar-related capital expenditures for projects during fiscal 2018 to be between $132 million and $145 million. There were no commercial projects placed into service during the six months ended March 31, 2018 or 2017.

During fiscal 2017, Clean Energy Ventures entered into sale-leaseback arrangements for two of its commercial solar projects, by which the ITCs and other tax benefits associated with these solar projects were transferred to the buyer. Clean Energy Ventures expects to utilize sale-leaseback arrangements, based on market conditions, as an option to finance its commercial solar projects during fiscal 2018.

As part of its solar investment portfolio, Clean Energy Ventures operates a residential solar program, The Sunlight Advantage®, that provides qualifying homeowners the opportunity to have a solar system installed at their home with no installation or maintenance expenses. Clean Energy Ventures owns, operates and maintains the system over the life of the contract in exchange for monthly lease payments. Clean Energy Ventures' residential solar leasing program installed approximately 1.8 MW of capacity on 200 homes and 3.5 MW of capacity on 374 homes during the three months ended March 31, 2018 and 2017, respectively, and 3.6 MW of capacity on 391 homes and 6.3 MW of capacity on 688 homes during the six months ended March 31, 2018 and 2017, respectively.

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

	Six Months Ended
	March 31,
	2018	2017
Inventory balance as of October 1,	48,357	24,135
SRECs generated	88,056	69,436
SRECs delivered	(55,680)	(42,669)
Inventory balance as of March 31,	80,733	50,902

During the six months ended March 31, 2018, SRECs generated increased inventory by 26.8 percent, compared with the six months ended March 31, 2017, and the average SREC sales price was $221 and $223 during the six months ended March 31, 2018, and 2017, respectively.

Clean Energy Ventures hedges a portion of its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of SREC inventory and projected SREC production related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2018	94%
2019	82%
2020	67%
2021	32%

(1)	Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

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

Onshore Wind

Clean Energy Ventures has invested in small to mid-size onshore wind projects that fit its investment profile and had a total of 126.6 MW of wind capacity as of March 31, 2018. The wind projects are eligible for PTCs for a 10-year period following commencement of operations and have PPAs of various terms in place, which typically govern the sale of energy, capacity and/or renewable energy credits.

On March 2, 2018, Clean Energy Ventures entered into an agreement with NorthWestern Energy to sell its membership interest in its 9.7 MW wind farm in Two Dot, Montana for a total purchase price of $18.5 million and submitted a joint filing for authorization with FERC. The transaction is expected to close following FERC approval. The Company expects the transaction to generate a pre-tax gain of approximately $1 million, which will be recognized as a reduction to O&M on the Unaudited Condensed Consolidated Statements of Operations.

In March 2018, Clean Energy Ventures committed to a plan to pursue the sale of its remaining wind assets and it is probable that these sales will be completed within the next 12 months. Accordingly, the Company classified its wind assets and related liabilities as held for sale, as of March 31, 2018, on Unaudited Condensed Consolidated Balance Sheets.

Operating Results

Clean Energy Ventures’ financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2018	2017	2018	2017
Operating revenues	$12,866	$12,943	$26,862	$20,510
Operating expenses
Operation and maintenance	6,301	6,145	11,493	10,549
Depreciation and amortization	8,928	7,923	17,863	14,964
Other taxes	265	234	669	649
Total operating expenses	15,494	14,302	30,025	26,162
Operating loss	(2,628)	(1,359)	(3,163)	(5,652)
Other income, net	23	815	47	743
Interest expense, net	4,344	4,055	8,552	7,379
Income tax benefit	(12,722)	(24,756)	(86,710)	(36,643)
Net income	$5,773	$20,157	$75,042	$24,355

Operating Revenues

Operating revenues remained relatively flat during the three months ended March 31, 2018, compared with the three months ended March 31, 2017. Operating revenues increased $6.4 million during the six months ended March 31, 2018, compared with the six months ended March 31, 2017, due primarily to higher SREC sales and increased electricity sales from wind and solar assets.

Operation and Maintenance Expense

O&M expense increased $156,000 and $944,000 during the three and six months ended March 31, 2018, respectively, compared with the three and six months ended March 31, 2017, due primarily to increased consulting expenses, as well as additional maintenance costs associated with wind and solar assets.

Depreciation Expense

Depreciation expense increased $1 million and $2.9 million during the three and six months ended March 31, 2018, respectively, compared with the three and six months ended March 31, 2017, as a result of increases in solar capital additions.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Income Tax (Benefit)

Income tax benefit decreased $12 million during the three months ended March 31, 2018, compared with the three months ended March 31, 2017, due primarily to a decrease in tax credits recognized. Income tax benefit increased $50.1 million during the six months ended March 31, 2018, compared with the six months ended March 31, 2017, due primarily to an income tax benefit of $63.1 million associated with the Tax Act, which was caused by a revaluation of the deferred tax liability related to the book versus tax differences in depreciation calculated on property related items, partially offset by lower tax credits, as discussed above.

Net Income

Net income decreased $14.4 million during the three months ended March 31, 2018, compared with the three months ended March 31, 2017, due primarily to the decreased income tax benefit, as previously discussed. Net income increased $50.7 million during the six months ended March 31, 2018, compared with the six months ended March 31, 2017, due primarily to the increased income tax benefit, as previously discussed.

Non-GAAP Financial Measures

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating the operating results of Clean Energy Ventures. GAAP requires us, during the interim periods, to estimate our annual effective tax rate and use this rate to calculate the year-to-date tax provision. We also determine an annual estimated effective tax rate for NFE purposes and calculate a quarterly tax adjustment based on the differences between our forecasted net income and our forecasted NFE for the fiscal year. This adjustment is applied to Clean Energy Ventures, as such adjustment is primarily related to tax credits generated by Clean Energy Ventures. Since this adjustment is made to reflect the forecasted tax rate, no adjustment is needed at year end. Accordingly, for NFE purposes, the annual estimated effective tax rate for fiscal 2018 is 15.3 percent and 12.7 percent for fiscal 2017.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2018	2017	2018	2017
Net income	$5,773	$20,157	$75,042	$24,355
Add:
Net income to NFE tax adjustment	4,278	2,586	6,259	1,230
Net financial earnings	$10,051	$22,743	$81,301	$25,585

Energy Services Segment

Overview

Energy Services markets and sells natural gas to wholesale customers and manages natural gas storage and transportation assets throughout major market areas across North America. Energy Services maintains a strategic portfolio of natural gas storage and transportation contracts that it utilizes in conjunction with its market expertise to provide service and value to its customers. Availability of these storage and transportation contracts allows Energy Services to generate market opportunities by capturing price differentials over specific time horizons and between geographic market locations.

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

In July 2017, Energy Services acquired certain retail and wholesale natural gas energy contract assets from Talen. The acquisition included sales agreements with large commercial and industrial retail customers in Delaware, Maryland, New Jersey and Pennsylvania, pipeline and storage capacity agreements on various pipelines and various wholesale transportation contracts. On February 28, 2018, NJR sold all of the issued and outstanding shares of capital stock of NJR Retail Services, which was a component of our Energy Services segment. The Company received $9.5 million in cash and an natural gas swap contract with an gain at inception of $14.6 million. The sale generated a pre-tax gain of $3.7 million, which was recognized as a reduction to O&M on the Unaudited Condensed Consolidated Statements of Operations.

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

Operating Results

Energy Services’ financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2018	2017	2018	2017
Operating revenues (1)	$725,313	$420,287	$1,203,294	$757,468
Operating expenses
Gas purchases (including demand charges (2)(3))	622,347	368,482	1,068,557	707,569
Operation and maintenance	1,060	4,451	5,480	9,469
Depreciation and amortization	15	17	29	33
Other taxes	1,019	312	2,236	767
Total operating expenses	624,441	373,262	1,076,302	717,838
Operating income	100,872	47,025	126,992	39,630
Other income	106	—	106	—
Interest expense, net	1,203	716	2,460	1,287
Income tax provision	23,965	16,277	37,708	13,101
Net income	$75,810	$30,032	$86,930	$25,242

(1)
Includes related party transactions of approximately $43.8 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively, and$49.6 million and $930,000 for the six months ended March 31, 2018 and 2017, respectively, which is eliminated in consolidation.

(2)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to ten years.

(3)
Includes related party transactions of approximately $1.1 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively, and$2.3 million and $2.3 million for the six months ended March 31, 2018 and 2017, respectively, a portion of which is eliminated in consolidation.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Energy Services' portfolio of financial derivative instruments are composed of:

	Six Months Ended
	March 31,
(in Bcf)	2018	2017
Net short futures contracts	38.4	64.2

Operating Revenues and Gas Purchases

Operating revenues increased $305 million and $445.8 million and gas purchases increased $253.9 million and $361 million during the three and six months ended March 31, 2018, compared with the three and six months ended March 31, 2017, respectively, due primarily to higher market volatility generating higher gas prices due to colder weather in December 2017 and January 2018.

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

Operation and Maintenance Expense

O&M expense decreased $3.4 million and $4 million during the three and six months ended March 31, 2018, respectively, compared with the three and six months ended March 31, 2017, due primarily to a pre-tax gain of $3.7 million, associated with the sale of NJR Retail Services.

Income Tax Provision

Income tax provision increased $7.7 million and $24.6 million during the three and six months ended March 31, 2018, respectively, compared with the three and six months ended March 31, 2017, due primarily to increased operating income and income tax expense associated of $7.7 million related to the revaluation of deferred tax assets due to the Tax Act, partially offset by the lower effective tax rate as a result of the new tax legislation.

Net Income

Net income increased $45.8 million and $61.7 million during the three and six months ended March 31, 2018, respectively, compared with the three and six months ended March 31, 2017, due primarily to the increase in operating income, partially offset by an increase in income tax expense, as previously discussed.

Non-GAAP Financial Measures

Management uses financial margin and NFE, non-GAAP financial measures, when evaluating the operating results of Energy Services. Financial margin and NFE are based on removing timing differences associated with certain derivative instruments, as discussed above. There is a related tax effect on current and deferred income tax expense corresponding with NFE. Also included in the tax effect are the impacts of the Tax Act and resulting revaluation of the deferred income taxes that arose from derivative and hedging activity as measured under NFE. The revaluation caused the effective tax rate on reconciling items to differ from the statutory rate in effect for the quarter.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Financial Margin

The following table is a computation of Energy Services' financial margin:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2018	2017	2018	2017
Operating revenues (1)	$725,313	$420,287	$1,203,294	$757,468
Less: Gas purchases	622,347	368,482	1,068,557	707,569
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(12,249)	(56,581)	21,624	(25,989)
Effects of economic hedging related to natural gas inventory (2)	6,125	34,328	(19,262)	16,389
Financial margin	$96,842	$29,552	$137,099	$40,299

(1)
Includes unrealized (gains) related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $762,000 and $1.7 million for the three months ended March 31, 2018 and 2017, respectively, and $1.7 million and $(564,000) for the six months ended March 31, 2018 and 2017, respectively.

(2)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

A reconciliation of operating income, the closest GAAP financial measure, to Energy Services' financial margin is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2018	2017	2018	2017
Operating income	$100,872	$47,025	$126,992	$39,630
Add:
Operation and maintenance	1,060	4,451	5,480	9,469
Depreciation and amortization	15	17	29	33
Other taxes	1,019	312	2,236	767
Subtotal	102,966	51,805	134,737	49,899
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(12,249)	(56,581)	21,624	(25,989)
Effects of economic hedging related to natural gas inventory	6,125	34,328	(19,262)	16,389
Financial margin	$96,842	$29,552	$137,099	$40,299

Financial margin increased $67.3 million and $96.8 million during the three and six months ended March 31, 2018, respectively, compared with the three and six months ended March 31, 2017, due primarily to colder weather, resulting in increased storage withdrawals due to higher demand coupled with higher volatility allowing Energy Services to capture additional margin from natural gas price spreads.

Net Financial Earnings

A reconciliation of Energy Services' net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2018	2017	2018	2017
Net income	$75,810	$30,032	$86,930	$25,242
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(12,249)	(56,581)	21,624	(25,989)
Tax effect (1)	4,861	20,301	(2,715)	9,721
Effects of economic hedging related to natural gas inventory	6,125	34,328	(19,262)	16,389
Tax effect	(1,715)	(12,334)	6,529	(6,130)
Net financial earnings	$72,832	$15,746	$93,106	$19,233

(1)
Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $(172,000) and $622,000 during the three months ended March 31, 2018 and 2017, respectively, and $(654,000) and $201,000 for the six months ended March 31, 2018 and 2017, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NFE increased $57.1 million and $73.9 million during the three and six months ended March 31, 2018, respectively, compared with the three and six months ended March 31, 2017, due primarily to higher financial margin, partially offset by an an income tax expense of $7.7 million associated with the Tax Act, as previously discussed.

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

Midstream Segment

Overview

Our Midstream segment invests in natural gas assets, such as natural gas transportation and storage facilities. We believe that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide us a growth opportunity. To that end, we have a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates and a 20 percent ownership interest in PennEast, a natural gas pipeline. PennEast received a Certificate of Public Convenience and Necessity for the project from FERC on January 19, 2018. PennEast has advised that it currently expects the pipeline to be completed and operational in 2019. However, the project could be delayed beyond 2019, due to factors beyond PennEast’s ability to control or estimate precisely, including potential delays in obtaining (or the inability to obtain) governmental and regulatory approvals and land-use rights, and unforeseen construction delays. As of March 31, 2018, our net investments in Steckman Ridge and PennEast were $118.9 million and $65 million, respectively.

Operating Results

The financial results of our Midstream segment are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2018	2017	2018	2017
Equity in earnings of affiliates	$4,068	$6,119	$8,197	$9,450
Operation and maintenance	$589	$236	$961	$385
Other income, net	$1,356	$991	$2,577	$1,908
Interest expense, net	$385	$414	$694	$470
Income tax provision (benefit)	$3,131	$1,502	$(9,712)	$3,151
Net income	$1,315	$4,948	$18,826	$7,335

Equity in earnings of affiliates decreased $2.1 million and $1.3 million during the three and six months ended March 31, 2018, respectively, compared with the three and six months ended March 31, 2017, due primarily to the cumulative effect of initial accounting for AFUDC at PennEast during the three and six months ended March 31, 2017, partially offset by the change in capital structure during the three and six months ended March 31, 2018.

Income taxes increased $1.6 million during the three months ended March 31, 2018, compared with the three months ended March 31, 2017, due primarily to the recognition of stranded tax effects reclassified from AOCI when NJR’s investment in DM Common Units was impaired. A stranded tax effect was created as a result of the change in the federal corporate income tax rate under the Tax Act, as deferred tax assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets were revalued at the new lower tax rate while the unrealized amounts recorded in AOCI were not revalued and therefore are net of the higher tax rate in effect prior to the Tax Act. This stranded tax effect was recognized in earnings upon recognition of the related impairment loss. See Note 2. Summary of Significant Accounting Policies - Available For Sale Securities, for a more detailed description of the impairment. Income taxes decreased $12.9 million during the six months ended March 31, 2018 creating a tax benefit, compared with income tax expense during the six months ended March 31, 2017, due primarily to an income tax benefit of $13.8 million associated with the Tax Act.

Net income decreased $3.6 million during the three months ended March 31, 2018, compared with the three months ended March 31, 2017, due primarily to lower equity in earnings of affiliates along with the increase in income taxes, as previously discussed. Net income increased $11.5 million during the six months ended March 31, 2018, compared with the six months ended March 31, 2017, due primarily to the income tax benefit related to the Tax Act, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Home Services and Other Operations

Overview

The financial results of Home Services and Other consist primarily of the operating results of NJRHS and CR&R. NJRHS provides service, sales and installation of appliances to approximately 111,000 service contract customers and has been focused on growing its installation business and expanding its service contract customer base. Home Services and Other also includes organizational expenses incurred at NJR.

Operating Results

The consolidated financial results of Home Services and Other are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2018	2017	2018	2017
Operating revenues	$8,261	$8,504	$18,218	$18,510
Operation and maintenance	$11,037	$8,417	$21,216	$18,581
Energy and other taxes	$993	$993	$2,113	$2,069
Other income, net	$303	$3,001	$5,906	$5,828
Income tax (benefit) provision	$(1,281)	$1,066	$10,417	$821
Net (loss) income	$(2,394)	$708	$(10,110)	$2,250

O&M increased $2.6 million during the three and six months ended March 31, 2018, compared with the three and six months ended March 31, 2017, due primarily to higher compensation costs.

Income tax benefit increased $2.3 million during the three months ended March 31, 2018, compared with the three months ended March 31, 2017, due primarily to the decrease in the effective tax rate as a result of the Tax Act. Income tax provision increased $9.6 million during the six months ended March 31, 2018, compared with the six months ended March 31, 2017, due primarily to tax expense of $10.7 million associated with the Tax Act, as previously discussed.

Net income decreased $3.1 million and $12.4 million during the three and six months ended March 31, 2018, respectively, compared with the three and six months ended March 31, 2017, due primarily to increased income tax provision, as previously discussed.

Non-GAAP Financial Measures

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating the operating results of Home Services and Other. NFE is based on removing timing differences associated with NJR's variable-for-fixed interest rate swap. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure. A reconciliation of Home Services and Other's net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2018	2017	2018	2017
Net (loss) income	$(2,394)	$708	$(10,110)	$2,250
Add:
Unrealized gain on derivative instruments and related transactions	(121)	—	(121)	—
Tax effect	27	—	27	—
Net financial (loss) earnings	$(2,488)	$708	$(10,204)	$2,250

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

Our consolidated capital structure was as follows:

	March 31, 2018	September 30, 2017
Common stock equity	53%	46%
Long-term debt	36	38
Short-term debt	11	16
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. We raised $9.9 million and $9.7 million of equity through the DRP, by issuing approximately 242,000 and 279,000 shares of treasury stock, during the six months ended March 31, 2018 and 2017, respectively. During the six months ended March 31, 2018, NJR also raised approximately $22.7 million of equity by issuing approximately 554,000 new shares through the waiver discount feature of the DRP. No new shares were issued during the three months ended March 31, 2017.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of March 31, 2018, we repurchased a total of approximately 17.1 million of those shares and may repurchase an additional 2.4 million shares under the approved program. There were no shares repurchased during the six months ended March 31, 2018 and 105,000 shares repurchased during the six months ended March 31, 2017.

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

We believe that as of March 31, 2018, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of March 31, 2018, NJR had revolving credit facilities totaling $525 million, with $363.3 million available under the facilities.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of March 31, 2018, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $249.3 million.

Short-term borrowings were as follows:

	Three Months Ended	Six Months Ended
(Thousands)	March 31, 2018
NJR
Notes Payable to banks:
Balance at end of period	$150,900	$150,900
Weighted average interest rate at end of period	2.60%	2.60%
Average balance for the period	$282,335	$291,101
Weighted average interest rate for average balance	2.49%	2.34%
Month end maximum for the period	$316,200	$330,900
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Average balance for the period	$20,664	$31,684
Weighted average interest rate for average balance	1.54%	1.38%
Month end maximum for the period	$30,000	$51,000

Due to the seasonal nature of natural gas prices and demand and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in November and December.

NJR

As noted above, based on its average borrowings during the three and six months ended March 31, 2018, NJR's average interest rate was 2.49 percent and 2.34 percent, respectively, resulting in interest expense of approximately $1.7 million and $3.4 million, respectively.

As of March 31, 2018, NJR had six letters of credit outstanding totaling $10.8 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

On December 14, 2017, NJR entered into a four-month $75 million revolving line of credit facility. On January 19, 2018, NJR amended the agreement to increase the available amount to $100 million. As of March 31, 2018, there were no borrowings against the facility. This facility expired on April 14, 2018.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

As noted above, based on its average borrowings during the three and six months ended March 31, 2018, NJNG's average interest rate was 1.54 percent and 1.38 percent, respectively, resulting in interest expense of approximately $91,000 and $215,000, respectively.

As of March 31, 2018, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

Long-Term Debt

NJR

As of March 31, 2018, NJR has the following outstanding:

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG

As of March 31, 2018, NJNG's long-term debt consisted of $575 million in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2018 to 2046, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $30.6 million in capital leases with various maturities ranging from 2018 to 2025.

In June 2015, NJNG entered into a treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with the forecasted $125 million debt issuance in May 2018. This forecasted debt issuance coincides with the maturity of NJNG's existing 125 million, 5.6 percent notes due May 15, 2018. This treasury lock was settled on March 13, 2018. The resulting $2.6 million loss is recorded as a component of regulatory assets on the Unaudited Condensed Consolidated Balance Sheets and will be amortized over the life of the May 2018 debt issuance.

On March 9, 2018, NJR and NJNG priced a combined private placement debt offering. NJNG's offering of $125 million, 4.01 percent 30-year first mortgage bonds is scheduled for May 11, 2018, and is related to the debt and treasury lock discussed above. NJR's offering is for $100 million, 3.96 percent 10-year senior notes and is scheduled for June 8, 2018. The use of proceeds for both NJR's and NJNG's offering is for general corporate purposes.

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

Sale-Leaseback

NJNG

NJNG received $7.8 million and $9.6 million in December 2017 and 2016, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.1 million and $1 million during the six months ended March 31, 2018 and 2017, respectively. NJNG continues to evaluate this sale-leaseback program based on current market conditions.

Clean Energy Ventures

During September 2017, Clean Energy Ventures entered into transactions to sell two of its commercial solar assets concurrent with agreements to lease the assets back over seven year periods. These sale-leasebacks are financing obligations secured by the solar assets and related future cash flows from SREC and energy sales. ITCs and other tax benefits associated with these solar projects were transferred to the buyer. Clean Energy Ventures will continue to operate the solar projects and retain ownership of SRECs generated and has the option to renew the lease or repurchase the assets at the end of the lease term. There were no solar sale-leasebacks during the six months ended March 31, 2018 and 2017. Clean Energy Ventures expects to utilize sale-leaseback arrangements, based on market conditions, as an option to finance its commercial solar projects in fiscal 2018.

Contractual Obligations

NJNG's total capital expenditures are projected to be $272.6 million and $384.2 million, in fiscal 2018 and 2019, respectively. Total capital expenditures spent or accrued during the six months ended March 31, 2018 were $83.9 million. NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of March 31, 2018, NJNG's future MGP expenditures are estimated to be $142.5 million. For a more detailed description of MGP expenditures see Note 12. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

Clean Energy Ventures' expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. During the six months ended March 31, 2018, capital expenditures related to the purchase and installation of solar equipment were $58.8 million. An additional $33.5 million has been committed for solar projects to be placed into service during fiscal 2018 and beyond. We estimate solar-related capital expenditures for projects during fiscal 2018 to be between $132 million and $145 million.

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

During the six months ended March 31, 2018, capital expenditures related to our Midstream investment in the PennEast pipeline project were $11.2 million. We estimate expenditures to be between $17 million and $23 million in fiscal 2018. Capital expenditures related to our Midstream investment in the Adelphia project were $13.8 million, which includes the initial payment of $10 million towards the purchase price. We estimate expenditures to be between $15 million and $25 million in fiscal 2018.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Off-Balance-Sheet Arrangements

Our off-balance-sheet arrangements consist of guarantees covering approximately $386 million of natural gas purchases, SREC sales and demand fee commitments and outstanding letters of credit totaling $11.5 million.

Cash Flows

Operating Activities

Cash flows from operating activities during the six months ended March 31, 2018, totaled $312.5 million compared with $171.8 million during the six months ended March 31, 2017. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The increase of $140.7 million in operating cash flows during the six months ended March 31, 2018, compared with the six months ended March 31, 2017, was due primarily to increased earnings at Energy Services resulting from the volatility in December 2017 and January 2018 due to the colder weather, partially offset by an increase in working capital requirements.

Investing Activities

Cash flows used in investing activities totaled $168.8 million during the six months ended March 31, 2018, compared with $155.9 million during the six months ended March 31, 2017. The increase of $13 million was due primarily to an increase in expenditures of $29.2 million for its utility plant, an advance payment of $10 million for the IEC acquisition and cash proceeds in fiscal 2017 of $9.4 million from a sale of a building that did not recur in fiscal 2018, partially offset by a decrease in solar expenditures of $30.9 million and cash proceeds in fiscal 2018 of $9.4 million from the sale of NJR Retail Services.

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

Cash flows (used in) financing activities totaled $(140.9) million during the six months ended March 31, 2018, compared with cash flows from financing activities of $39.3 million during the six months ended March 31, 2017. The increase of $180.2 million is due primarily to decreased short-term borrowings, partially offset by the issuance of common stock through the waiver discount feature of the DRP and lower payments of long-term debt.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Credit Ratings

The table below summarizes NJNG's credit ratings as of March 31, 2018, issued by two rating entities, S&P and Moody's:

	Standard and Poor's	Moody's
Corporate Rating	A	N/A
Commercial Paper	A-1	P-1
Senior Secured	A+	Aa2
Ratings Outlook	Stable	Negative

These ratings were reaffirmed by S&P on October 26, 2017 and by Moody’s on January 19, 2018. NJNG's S&P and Moody's ratings are investment-grade ratings. NJR is not a rated entity.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2017	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2018
Natural Gas Distribution	$(1,149)	(54)	(1,444)	$241
Energy Services	(5,552)	(8,322)	(9,720)	(4,154)
Total	$(6,701)	(8,376)	(11,164)	$(3,913)

There were no changes in methods of valuations during the six months ended March 31, 2018.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of fair market value of financial derivatives at March 31, 2018, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2018	2019	2020 - 2022	After 2022	Total Fair Value
Price based on NYMEX/CME	$4,754	5,182	2,061	(1)	$11,996
Price based on ICE	(7,317)	(6,697)	(1,900)	5	(15,909)
Total	$(2,563)	(1,515)	161	4	$(3,913)

The following is a summary of financial derivatives by type as of March 31, 2018:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	24.9	$1.95 - $3.01	$241
Energy Services	Futures	(13.0)	$1.45 - $4.35	(16,150)
	Swaps	(25.4)	$2.62 - $3.07	11,996
Total				$(3,913)

(1)	Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2017	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2018
Natural Gas Distribution - Prices based on other external data	$79	(5,936)	(5,919)	$62
Energy Services - Prices based on other external data	(3,584)	(54,638)	(34,270)	(23,952)
Total	$(3,505)	(60,574)	(40,189)	$(23,890)

The following table reflects the changes in the fair market value of interest rate contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2017	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2018
Natural Gas Distribution - Prices based on other external data	$(8,467)	5,893	(2,574)	$—
Home Services and Other - Prices based on other external data	—	121	—	121
Total	$(8,467)	6,014	(2,574)	$121

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $5.6 million. This analysis does not include potential changes to reported credit adjustments embedded in the $15.1 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(2,784)	$(5,568)	$(8,352)	$(11,136)
Ending derivative fair value	$15,141	$12,357	$9,573	$6,789	$4,005

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$2,784	$5,568	$8,352	$11,136
Ending derivative fair value	$15,141	$17,925	$20,709	$23,493	$26,277

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of March 31, 2018. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Energy Services' & Clean Energy Ventures' counterparty credit exposure as of March 31, 2018, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$169,128	$147,657
Noninvestment grade	21,056	9,530
Internally rated investment grade	20,551	14,109
Internally rated noninvestment grade	32,421	10,202
Total	$243,156	$181,498

NJNG's counterparty credit exposure as of March 31, 2018, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$5,948	$4,876
Noninvestment grade	172	—
Internally rated investment grade	267	82
Internally rated noninvestment grade	14,658	4,785
Total	$21,045	$9,743

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2017, and is set forth in Part I, Item 1, Note 12. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended March 31, 2018, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended March 31, 2018:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
1/01/18 - 1/31/18	—	$—	—	2,431,053
2/01/18 - 2/28/18	—	—	—	2,431,053
3/01/18 - 3/31/18	—	—	—	2,431,053
Total	—	$—	—	2,431,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of March 31, 2018, included 19.5 million shares of common stock for repurchase, of which, approximately 2.4 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended March 31, 2018, furnished in XBRL (eXtensible Business Reporting Language)).
_______________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	May 4, 2018
By:/s/ Patrick Migliaccio
Patrick Migliaccio
Senior Vice President and
Chief Financial Officer