Form 10-Q
period 2018-06-30
NEW JERSEY RESOURCES CORP
filed 2018-08-07
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of August 3, 2018 was 88,276,811.

New Jersey Resources Corporation

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS

Adelphia	Adelphia Gateway, LLC
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CIP	Conservation Incentive Program
CME	Chicago Mercantile Exchange
CR&R	Commercial Realty & Resources Corp.
DM	Dominion Energy Midstream Partners, L.P., a master limited partnership
DM Common Units	Common units representing limited partnership interests in DM
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
Dths	Dekatherms
EE	Energy Efficiency
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
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

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

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

•
our ability to obtain governmental and regulatory approvals, land-use rights, electric grid connection (in the case of clean energy projects) and/or financing for the construction, development and operation of our unregulated energy investments, pipeline transportation systems and NJNG and Midstream’s infrastructure projects, including SRL, NJ RISE, PennEast and Adelphia, in a timely manner;

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2018	2017	2018	2017
OPERATING REVENUES
Utility	$104,538	$121,362	$631,389	$602,464
Nonutility	438,897	336,161	1,636,394	1,129,633
Total operating revenues	543,435	457,523	2,267,783	1,732,097
OPERATING EXPENSES
Gas purchases:
Utility	53,080	47,124	227,268	220,889
Nonutility	422,734	299,971	1,489,041	1,005,231
Related parties	2,156	2,076	6,392	6,259
Operation and maintenance	69,447	55,613	182,307	160,183
Regulatory rider expenses	5,542	5,216	36,915	37,710
Depreciation and amortization	20,320	20,760	64,634	60,348
Energy and other taxes	7,822	8,796	45,855	42,382
Total operating expenses	581,101	439,556	2,052,412	1,533,002
OPERATING (LOSS) INCOME	(37,666)	17,967	215,371	199,095
Other income, net	2,682	3,273	11,589	12,387
Interest expense, net of capitalized interest	11,037	11,164	34,740	33,215
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(46,021)	10,076	192,220	178,267
Income tax (benefit) provision	(28,534)	(5,816)	(47,801)	20,134
Equity in earnings of affiliates	3,213	3,065	9,670	10,455
NET (LOSS) INCOME	$(14,274)	$18,957	$249,691	$168,588

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.16)	$0.22	$2.85	$1.95
Diluted	$(0.16)	$0.22	$2.84	$1.94
DIVIDENDS DECLARED PER COMMON SHARE	$0.2725	$0.255	$0.818	$0.765
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	87,888	86,408	87,493	86,257
Diluted	87,888	87,267	87,884	87,088

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2018	2017	2018	2017
Net (loss) income	$(14,274)	$18,957	$249,691	$168,588
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on available for sale securities, net of tax of $854, $2,375, $9,071 and $(2,801), respectively	(2,364)	(3,622)	(25,055)	3,301
Reclassifications of losses to net income on available for sale securities, net of tax of $0, $0, $(858) and $0, respectively	—	—	11,647	—
Adjustment to postemployment benefit obligation, net of tax of $(104), $(217), $(344) and $(651), respectively	272	318	784	953
Other comprehensive (loss) income	$(2,092)	$(3,304)	$(12,624)	$4,254
Comprehensive (loss) income	$(16,366)	$15,653	$237,067	$172,842

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,
(Thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$249,691	$168,588
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	25,904	(42,534)
Gain on sale of available for sale securities	(5,332)	(7,287)
Gain on sale of businesses	(4,687)	—
Depreciation and amortization	64,634	60,348
Amortization of acquired wholesale energy contracts	17,813	—
Allowance for equity used during construction	(3,730)	(2,738)
Allowance for doubtful accounts	1,672	916
Deferred income taxes	17,351	48,024
Deferred income tax benefit due to tax legislation	(73,784)	—
Manufactured gas plant remediation costs	(13,624)	(6,923)
Equity in earnings, net of distributions received from equity investees	(935)	(334)
Cost of removal - asset retirement obligations	(93)	(363)
Contributions to postemployment benefit plans	(4,708)	(4,640)
Tax benefit from stock-based compensation	2,841	1,284
Changes in:
Components of working capital	64,527	(26,843)
Other noncurrent assets	41,793	27,930
Other noncurrent liabilities	13,224	7,668
Cash flows from operating activities	392,557	223,096
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(130,727)	(92,833)
Solar and wind equipment	(88,416)	(121,958)
Midstream and other	(4,879)	(933)
Cost of removal	(42,683)	(23,001)
Investments in equity investees	(14,496)	(24,097)
Distribution from equity investees in excess of equity in earnings	2,515	2,179
Cash paid related to acquisition	(10,000)	—
(Deposits to) withdrawal from restricted cash construction fund	(52)	1,302
Proceeds from sale of property, net of closing costs	—	9,443
Proceeds from sale of businesses, net of closing costs	27,916	—
Proceeds from sale of available for sale securities, net	6,616	6,639
Cash flows used in investing activities	(254,206)	(243,259)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
Proceeds from long-term debt	225,000	—
Payments of long-term debt	(133,717)	(43,454)
(Payments of) proceeds from short-term debt, net	(208,900)	141,700
Proceeds from sale-leaseback transaction	7,820	9,587
Payments of common stock dividends	(71,334)	(65,909)
Proceeds from waiver discount issuance of common stock	41,677	—
Proceeds from issuance of common stock	13,572	13,802
Purchases of treasury stock	—	(6,355)
Tax withholding payments related to net settled stock compensation	(13,625)	(4,595)
Cash flows (used in) from financing activities	(139,507)	44,776
Change in cash and cash equivalents	(1,156)	24,613
Cash and cash equivalents at beginning of period	2,226	37,546
Cash and cash equivalents at end of period	$1,070	$62,159
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(5,757)	$(26,487)
Inventories	63,838	4,003
Recovery of gas costs	28,524	(4,610)
Gas purchases payable	28,041	11,929
Prepaid and accrued taxes	(22,993)	(22,820)
Accounts payable and other	5,213	(3,973)
Restricted broker margin accounts	(29,497)	27,314
Customers' credit balances and deposits	(745)	(12,873)
Other current assets	(2,097)	674
Total	$64,527	$(26,843)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid (received) for:
Interest (net of amounts capitalized)	$35,295	$30,128
Income taxes	$4,195	$(4,178)
Accrued capital expenditures	$30,019	$32,826
Inception gain on natural gas swap contract recognized as non-cash proceeds from sale of business	$14,579	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	June 30, 2018	September 30, 2017
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$2,318,091	$2,241,324
Construction work in progress	175,882	119,318
Solar and wind equipment, real estate properties and other, at cost	665,194	843,142
Construction work in progress	39,890	7,286
Total property, plant and equipment	3,199,057	3,211,070
Accumulated depreciation and amortization, utility plant	(510,242)	(489,122)
Accumulated depreciation and amortization, solar and wind equipment, real estate properties and other	(115,412)	(112,207)
Property, plant and equipment, net	2,573,403	2,609,741
CURRENT ASSETS
Cash and cash equivalents	1,070	2,226
Customer accounts receivable
Billed	201,104	196,467
Unbilled revenues	7,099	7,202
Allowance for doubtful accounts	(5,630)	(5,181)
Regulatory assets	21,456	50,791
Gas in storage, at average cost	136,284	202,063
Materials and supplies, at average cost	13,885	11,944
Prepaid and accrued taxes	47,017	24,764
Derivatives, at fair value	23,192	30,081
Restricted broker margin accounts	53,141	25,827
Assets held for sale	206,898	—
Other	31,377	33,260
Total current assets	736,893	579,444
NONCURRENT ASSETS
Investments in equity method investees	187,808	172,585
Regulatory assets	348,079	375,919
Derivatives, at fair value	11,886	9,164
Available for sale securities	25,009	65,752
Intangible assets, net	23,610	41,084
Other noncurrent assets	70,700	74,818
Total noncurrent assets	667,092	739,322
Total assets	$3,977,388	$3,928,507

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands, except share data)	June 30, 2018	September 30, 2017
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding June 30, 2018 — 88,211,744; September 30, 2017 — 86,555,507	$226,189	$222,258
Premium on common stock	274,138	219,696
Accumulated other comprehensive loss, net of tax	(15,880)	(3,256)
Treasury stock at cost and other; shares June 30, 2018 — 2,263,550; September 30, 2017 — 2,347,380	(80,405)	(70,039)
Retained earnings	1,045,920	867,984
Common stock equity	1,449,962	1,236,643
Long-term debt	1,220,166	997,080
Total capitalization	2,670,128	2,233,723
CURRENT LIABILITIES
Current maturities of long-term debt	40,527	165,375
Short-term debt	57,100	266,000
Gas purchases payable	188,158	160,115
Gas purchases payable to related parties	1,150	1,152
Accounts payable and other	97,874	96,878
Dividends payable	24,037	23,586
Accrued taxes	1,291	2,031
Regulatory liabilities	7,482	78
New Jersey Clean Energy Program	15,533	14,202
Derivatives, at fair value	43,398	46,544
Liabilities held for sale	4,182	—
Customers' credit balances and deposits	26,212	26,957
Total current liabilities	506,944	802,918
NONCURRENT LIABILITIES
Deferred income taxes	244,161	514,708
Deferred investment tax credits	4,055	4,297
Deferred gain	9,300	27,728
Derivatives, at fair value	21,604	11,330
Manufactured gas plant remediation	140,821	149,000
Postemployment employee benefit liability	130,968	128,888
Regulatory liabilities	211,431	14,507
Asset retirement obligation	28,574	31,420
Other	9,402	9,988
Total noncurrent liabilities	800,316	891,866
Commitments and contingent liabilities (Note 12)
Total capitalization and liabilities	$3,977,388	$3,928,507

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and operates certain unregulated businesses primarily through the following subsidiaries:

New Jersey Natural Gas Company provides natural gas utility service to approximately 537,700 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

NJR Clean Energy Ventures Corporation, the Company's clean energy subsidiary, comprises the Clean Energy Ventures segment and consists of the Company's capital investments in commercial and residential solar projects located throughout New Jersey and onshore wind investments in Iowa, Kansas, Wyoming and Pennsylvania. On June 1, 2018, Clean Energy Ventures completed the sale of its membership interest in a 9.7 MW wind farm in Two Dot, Montana, see Note 16. Dispositions for more details.

NJR Energy Services Company comprises the Energy Services segment. Energy Services maintains and transacts around a portfolio of natural gas storage and transportation capacity contracts and provides physical wholesale energy and energy management services in the U.S. and Canada. From July 2017 through February 2018, NJR Retail Services Company provided retail natural gas supply and transportation services to commercial and industrial customers in Delaware, Maryland, Pennsylvania and New Jersey, as part of the Energy Services segment. NJR Retail Services was sold to an unrelated third party on February 28, 2018, see Note 16. Dispositions for more details.

NJR Midstream Holdings Corporation, which comprises the Midstream segment, invests in energy-related ventures through its subsidiaries, NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined ownership interest in Steckman Ridge, located in Pennsylvania and NJR Pipeline Company, which holds the Company's 20 percent ownership interest in PennEast. See Note 6. Investments in Equity Investees for more information.

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

Sales Tax Accounting

Sales tax that is collected from customers is presented in both operating revenues and operating expenses on the Unaudited Condensed Consolidated Statements of Operations totaled $5.9 million and $37.8 million during the three and nine months ended June 30, 2018, respectively, and $6.6 million and $34.7 million during the three and nine months ended June 30, 2017, respectively. Effective January 1, 2017, the New Jersey sales tax rate decreased from 7 percent to 6.875 percent. Effective January 1, 2018, the New Jersey sales tax rate decreased again to 6.625 percent.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gas in Storage

The following table summarizes gas in storage, at average cost by segment as of:

	June 30, 2018		September 30, 2017
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
Energy Services	$86,889	34.7	$122,884	53.9
Natural Gas Distribution	49,395	13.8	79,179	21.8
Total	$136,284	48.5	$202,063	75.7

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

During the nine months ended June 30, 2018, NJR sold shares of its available for sale securities and received proceeds of approximately $6.6 million and recognized a pre-tax gain of $5.3 million. There were no sales of available for sale securities during the three months ended June 30, 2018. During the three and nine months ended June 30, 2017, NJR received proceeds of approximately $3.4 million and $6.6 million, and realized a pre-tax gain of $2.8 million and $5.4 million, respectively.

In September 2015, the Company exchanged its ownership interest in Iroquois for approximately 1.84 million DM Common Units. The investment in DM is included as part of the Company's equity investments in the Midstream segment. The exchange of ownership interests in Iroquois for DM was considered a contribution of real estate into another real estate venture. As a result, the Company recorded a deferred gain of $24.6 million on the Unaudited Condensed Consolidated Balance Sheets, based on the difference between the carrying amount of its investment in Iroquois and the fair value of the DM Common Units on the closing date of the transaction. The deferred gain will be recognized in other income, net on the Unaudited Condensed Consolidated Statements of Operations upon completion of the earnings process, typically through the sale of the related securities, or other earnings event.

On March 15, 2018, the FERC issued a policy revision indicating that it no longer will allow interstate natural gas and oil pipelines held by a MLP to recover an income tax allowance in cost-of-service rates. The policy revision had a material negative impact on the value of NJR's investment in DM Common Units. As a result, the Company evaluated the decrease in fair value of its available-for-sale securities and determined that the decline was other-than-temporary. Accordingly, the Company recognized an other-than-temporary impairment of $17.8 million, $14.8 million, net of tax, as of March 31, 2018.

Since the deferred gain was established based upon the difference in the fair value of the DM Common Units acquired and the carrying value of the ownership of Iroquois, concurrent with the impairment charge to earnings, the Company reduced the amount of the deferred gain for the DM Common Units. This reduction of the deferred gain of $17.8 million was also recorded in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

As of June 30, 2018, the Company's available for sale securities had a fair value of $25 million and total unrealized losses were $3.2 million, $2.4 million, net of deferred income tax benefit. The remaining deferred gain associated with the Company’s investment in DM Common Units totaled $6.8 million. As of September 30, 2017, the Company's available for sale securities had a fair value of $65.8 million and total unrealized gains were $12.8 million, $7.7 million, net of deferred income tax expense.

On July 18, 2018, the FERC finalized its March 15, 2018 policy regarding the tax treatment of MLP pipelines. Natural gas pipelines within an MLP structure, where the parent is a taxable entity and consolidates the financial results of the MLP on its federal income tax return, will be allowed to include an income tax allowance in its cost-of-service rates.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

(Thousands)	June 30, 2018		September 30, 2017
Energy Services	$145,373	72%	$150,322	77%
Natural Gas Distribution (1)	48,495	24	37,432	19
Clean Energy Ventures	3,163	2	2,655	1
Home Services and Other Operations	4,073	2	6,058	3
Total	$201,104	100%	$196,467	100%

(1)	Does not include unbilled revenues of $7.1 million and $7.2 million as of June 30, 2018 and September 30, 2017, respectively.

Loans Receivable

NJNG currently provides loans, with terms ranging from three to 10 years, to customers that elect to purchase and install certain energy efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Unaudited Condensed Consolidated Balance Sheets. The Company recorded $9.9 million and $8.9 million in other current assets and $40 million and $40.4 million in other noncurrent assets as of June 30, 2018 and September 30, 2017, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans.

NJNG's policy is to establish an allowance for doubtful accounts when loan balances are in arrears for more than 60 days. As of June 30, 2018 and September 30, 2017, there was no allowance for doubtful accounts established for the SAVEGREEN loans.

Assets Held for Sale

In March 2018, Clean Energy Ventures committed to a plan to sell its wind assets and expects that the sale will be completed within the next 12 months. Accordingly, the Company classified its wind assets and related liabilities as held for sale on the Unaudited Condensed Consolidated Balance Sheets, which resulted in depreciation expense on wind assets no longer being recorded. The wind assets classified as held for sale are measured at the lower of their carrying value or fair value less cost to sell. On June 1, 2018, Clean Energy Ventures completed the sale of its membership interest in a 9.7 MW wind farm in Two Dot, Montana, see Note 16. Dispositions for more details.

The major classes of assets and liabilities included within the disposal group as held for sale are as follows:

(Thousands)	March 31, 2018	Assets Sold	Other Adjustments	June 30, 2018
Assets held for sale:
Property, plant and equipment - wind equipment, at cost	$244,972	$(20,688)	$—	$224,284
Property, plant and equipment - accumulated depreciation, wind equipment	(21,561)	3,060	—	(18,501)
Prepaid and accrued taxes	1,226	(77)	(295)	854
Other noncurrent assets	261	—	—	261
	$224,898	$(17,705)	$(295)	$206,898
Liabilities held for sale:
Accounts payable and other	$—	$186	$—	$186
Asset retirement obligation	4,262	(266)	—	3,996
	$4,262	$(80)	$—	$4,182

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

The Company concluded that its tariff based sales of natural gas will be within the scope of the new guidance. However, it does not anticipate any modification to the pattern of revenue recognition from such sales. The Company also evaluated its renewable asset PPA arrangements and does not anticipate any modification to the pattern of revenue recognition of the related electricity, capacity and REC sales. Revenues from RECs sold as part of a bundled arrangement will be recognized in the same period as the related generation, consistent with current practice.

Based on the review of customer contracts to date, the Company does not anticipate a material impact to its financial position, results of operations or cash flows upon adoption. Additionally, the Company does not expect significant changes to its business processes, systems or internal controls over financial reporting upon adoption. The Company anticipates new disclosures as a result of the implementation of ASC 606, including the disclosure of performance obligations, disaggregated revenues and contract balances, and currently expects to transition to the new guidance using the modified retrospective approach.

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

In July 2018, the FASB issued ASU No. 2018-11, which provides an optional transition method to ASC 842 that allows the Company to recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. At this time, the Company does not plan to early adopt the new guidance and expects to transition on a modified retrospective basis. While the Company is currently evaluating the full impact of the standard and its related updates, it expects to recognize additional assets and liabilities arising from current operating leases to its financial position upon adoption.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains and Losses from the Derecognition of Nonfinancial Assets

In February 2017, the FASB issued ASU No. 2017-05, an amendment to ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which clarifies the scope and accounting related to the derecognition of nonfinancial assets, including partial sales and contributions of nonfinancial assets to a joint venture or other non-controlled investee. The guidance is effective concurrently with ASC 606, which is effective for the Company’s fiscal year ending September 30, 2019, and interim periods within that year with early adoption permitted. ASU No. 2017-05 may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company has a deferred gain of $6.8 million related to nonfinancial assets on the balance sheet and upon adoption, it would be recognized under the new accounting guidance as a cumulative effect adjustment to the opening balance of retained earnings for the first quarter of fiscal 2019.

Compensation - Retirement Benefits

In March 2017, the FASB issued ASU No. 2017-07, an amendment to ASC 715, Compensation - Retirement Benefits, which changes the presentation of net periodic benefit cost on the income statement by requiring companies to present all components of net periodic benefit cost, other than service cost, outside a subtotal of income from operations. The amendment also states that only the service cost component of net periodic benefits costs is eligible for capitalization, when applicable. The amendment establishes a practical expedient that permits entities to use their previously disclosed service and other costs in their pension and other postretirement benefit plan footnotes in the prior comparative periods as the estimation basis when applying the retrospective presentation of these costs in the income statement. The guidance is effective for the Company’s fiscal year ending September 30, 2019, and interim periods within that year, with early adoption permitted. Upon adoption, the amendment will be applied on a retrospective basis for income statement presentation and changes to capitalization of costs will be applied on a prospective basis. The Company is continuing to evaluate the amendment to fully understand the impact on the Company's financial position, results of operations and cash flows upon adoption. The Company is also monitoring industry specific developments on this guidance to determine the appropriate treatment of these changes in a rate regulated environment.

Stock Compensation

In May 2017, the FASB issued ASU No. 2017-09, an amendment to ASC 718, Compensation - Stock Compensation, which clarifies the accounting for changes to the terms or conditions of share-based payments. The guidance is effective for the Company’s fiscal year ending September 30, 2019, and interim periods within that year, with early adoption permitted. Upon adoption, the amendments will be applied prospectively to awards modified on or after the adoption date. The Company is currently evaluating the amendments to understand the impact on the Company's financial position, results of operations and cash flows upon adoption.

In June 2018, the FASB issued ASU No. 2018-07, an amendment to ASC 718, Compensation - Stock Compensation, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The guidance is effective for the Company’s fiscal year ending September 30, 2020, and interim periods within that year, with early adoption permitted. The Company is currently evaluating the impact of the amendment on the Company’s financial position, results of operations and cash flows upon adoption.

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, an amendment to ASC 815, Derivatives and Hedging, which is intended to make targeted improvements to the accounting for hedging activities by better aligning an entity’s risk management activities and financial reporting for hedging relationships. These amendments modify the accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the amendments are intended to simplify the application of the hedge accounting guidance and provide relief to companies by easing certain hedge documentation requirements. The guidance is effective for the Company’s fiscal year ending September 30, 2020, and interim periods within that year, with early adoption permitted. Upon adoption, the transition requirements and elections will be applied to hedging relationships existing on the date of adoption. The Company does not currently apply hedge accounting to any of its risk management activities and thus does not expect the amendments to have an impact on its financial position, results of operations and cash flows upon adoption.

Reporting Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, an amendment to ASC 220, Income Statement - Reporting Comprehensive Income, which allows for the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects of the Tax Act. The guidance is effective for the Company’s fiscal year ending September 30, 2020, and

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interim periods within that year, with early adoption permitted. Upon adoption, the amendments can be applied either in the period of adoption, or retrospectively to each period in which the effects of the Tax Act are recognized. The Company is currently evaluating the amendments to understand the impact on its financial position and results of operations upon adoption.

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

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	June 30, 2018	September 30, 2017
Regulatory assets-current
New Jersey Clean Energy Program	$15,533	$14,202
Underrecovered gas costs	5,693	9,910
Derivatives at fair value, net	230	9,010
Conservation Incentive Program	—	17,669
Total current regulatory assets	$21,456	$50,791
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$29,647	$28,547
Liability for future expenditures	140,821	149,000
Deferred income taxes	16,796	21,795
SAVEGREEN	7,410	16,302
Postemployment and other benefit costs	133,179	141,433
Deferred storm damage costs	11,401	13,030
Other noncurrent regulatory assets	8,825	5,812
Total noncurrent regulatory assets	$348,079	$375,919
Regulatory liabilities-current
Conservation Incentive Program	$6,637	$—
Derivatives at fair value, net	845	78
Total current regulatory liabilities	$7,482	$78
Regulatory liabilities-noncurrent
Tax Act impact (1)	$206,832	$—
Cost of removal obligation	—	7,902
Derivatives at fair value, net	466	146
New Jersey Clean Energy Program	2,484	5,795
Other noncurrent regulatory liabilities	1,649	664
Total noncurrent regulatory liabilities	$211,431	$14,507

(1)
Includes an adjustment related to the re-measurement of NJNG's net deferred tax liabilities to reflect the change in federal tax rates enacted in the Tax Act, which is net of sales tax collected from customers. For a more detailed discussion, see Note 11. Income Taxes.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory filings and/or actions that occurred during the current fiscal year include the following:

The Tax Act

•
On December 22, 2017, the Tax Act was signed into law, which resulted in a reduction in the federal corporate tax rate. As a result, NJNG recorded a regulatory liability, which included the revaluation of its deferred income taxes and the accounting of the income tax effects on the revaluation. The revaluation was based on certain assumptions and estimations NJNG made with respect to its deferred taxes, as well as the effects from the Tax Act, and as such are subject to change if and when assumptions are updated. See Note 11. Income Taxes for a more detailed discussion on the Tax Act.

On January 31, 2018, the BPU issued an Order which directed New Jersey utilities to submit filings to the BPU by March 2, 2018, to propose the prospective change in base rates as a result of the Tax Act to be effective April 1, 2018, the method to return to customers the overcollection of taxes in base rates from January 1, 2018, through March 31, 2018, and an outline of the method by which the excess deferred taxes would be returned to customers. The excess deferred taxes are primarily related to timing differences associated with utility plant depreciation and are subject to IRS normalization rules, which require amortization over the remaining life of the utility plant.

On March 1, 2018, NJNG submitted its required filing to the BPU proposing a $19.7 million base rate reduction and customer refunds of approximately $31 million, which is inclusive of state sales tax. On March 26, 2018, the BPU approved, on an interim basis, the $19.7 million rate reduction, effective April 1, 2018. On May 22, 2018, the BPU also approved the refund of the $31 million, which included interest at the Company’s short-term debt rate as specified in the Company’s last base rate case. These credits were returned to customer accounts in June 2018.

BGSS and CIP

•
On March 26, 2018, the BPU approved NJNG's petition on a final basis to maintain NJNG's BGSS rate for residential and small commercial customers, increase to its balancing charge rate, which resulted in a $3.7 million increase to the annual revenues credited to BGSS and a decrease to its CIP rates, which resulted in a $16.2 million annual recovery decrease that was effective October 1, 2017.

•
On May 29, 2018, NJNG filed its annual petition with the BPU to maintain its BGSS rate for residential and small commercial customers and increase its balancing charge rate, resulting in a $10.8 million increase to the annual revenues credited to BGSS, as well as a decrease in CIP rate, which will result in a $30.9 million annual recovery decrease, effective October 1, 2018.

Energy Efficiency Programs

•	On October 20, 2017, the BPU approved NJNG's filing to decrease its EE recovery rate, which will result in an annual decrease of $3.9 million, effective November 1, 2017.

•
On March 28, 2018, NJNG filed a petition with the BPU requesting continuation of existing SAVEGREEN programs and the addition of new programs through December 2024, with investments of approximately $341 million.

•	On May 25, 2018, NJNG filed a petition with the BPU to decrease its EE recovery rate, which will result in an annual decrease of $7 million, anticipated to be effective January 1, 2019.

Societal Benefits Clause

•	On June 22, 2018, NJNG filed its annual USF compliance filing to increase rates, which will result in a $7.3 million annual increase, anticipated to be effective October 1, 2018.

•
On July 25, 2018, the BPU approved NJNG's annual SBC filing requesting to recover remediation expenses incurred through June 30, 2017, a reduction in the RAC, which will result in an annual decrease of $2.4 million and to increase the NJCEP factor, which will result in an annual increase of $1.8 million, effective September 1, 2018.

Infrastructure Programs

•
On July 24, 2018, NJNG updated its annual petition with the BPU that was filed on March 29, 2018, which requested a base rate increase for the recovery of SAFE II and NJ RISE capital investment costs related to the 12-months ending June 30, 2018, and was based on estimates. The filing was updated to reflect actual results, with changes to base rates in the amount of $6.8 million annually, anticipated to be effective October 1, 2018.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2015, NJNG entered into a treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with a $125 million debt issuance that was finalized in May 2018. This debt issuance coincided with the maturity of NJNG's $125 million, 5.6 percent notes that came due May 15, 2018. This treasury lock was settled on March 13, 2018, which coincided with the pricing of the new debt being issued. Settlement of the treasury lock resulted in a $2.6 million loss, which is recorded as a component of regulatory assets on the Unaudited Condensed Consolidated Balance Sheets and will be amortized in earnings over the term of the $125 million, 4.01 percent notes that were issued on May 11, 2018.

Home Services and Other

On January 26, 2018, NJR entered into a variable-for-fixed interest rate swap on its existing $100 million variable rate term loan, which fixed the variable rate at 2.84 percent. The swap will terminate on August 16, 2019, which coincides with the maturity of the debt. The change in the fair value of the interest rate swap is recorded as interest expense on the Unaudited Condensed Consolidated Statements of Operations.

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		June 30, 2018		September 30, 2017
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$57	$286	$151	$72
Financial commodity contracts	Derivatives - current	323	117	—	1,149
Interest rate contracts	Derivatives - current	—	—	—	8,467
Energy Services:
Physical commodity contracts	Derivatives - current	6,847	17,660	14,588	16,589
	Derivatives - noncurrent	2,474	13,267	7,127	8,710
Financial commodity contracts	Derivatives - current	15,728	25,151	15,302	20,267
	Derivatives - noncurrent	9,324	8,163	2,033	2,620
Foreign currency contracts	Derivatives - current	—	184	40	—
	Derivatives - noncurrent	—	174	4	—
Home Services and Other:
Interest rate contracts	Derivatives - current	237	—	—	—
	Derivatives - noncurrent	88	—	—	—
Total fair value of derivatives		$35,078	$65,002	$39,245	$57,874

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

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of June 30, 2018:
Derivative assets:
Energy Services
Physical commodity contracts	$9,321	$(3,461)	$(200)	$5,660
Financial commodity contracts	25,052	(16,800)	360	8,612
Total Energy Services	$34,373	$(20,261)	$160	$14,272
Natural Gas Distribution
Physical commodity contracts	$57	$(6)	$—	$51
Financial commodity contracts	323	(117)	—	206
Total Natural Gas Distribution	$380	$(123)	$—	$257
Home Services and Other
Interest rate contracts	$325	$—	$—	$325
Total Home Services and Other	$325	$—	$—	$325
Derivative liabilities:
Energy Services
Physical commodity contracts	$30,927	$(3,461)	$—	$27,466
Financial commodity contracts	33,314	(16,800)	(16,154)	360
Foreign currency contracts	358	—	—	358
Total Energy Services	$64,599	$(20,261)	$(16,154)	$28,184
Natural Gas Distribution
Physical commodity contracts	$286	$(6)	$—	$280
Financial commodity contracts	117	(117)	206	206
Total Natural Gas Distribution	$403	$(123)	$206	$486
As of September 30, 2017:
Derivative assets:
Energy Services
Physical commodity contracts	$21,715	$(2,173)	$(200)	$19,342
Financial commodity contracts	17,335	(14,121)	—	3,214
Foreign currency contracts	44	—	—	44
Total Energy Services	$39,094	$(16,294)	$(200)	$22,600
Natural Gas Distribution
Physical commodity contracts	$151	$(20)	$—	$131
Total Natural Gas Distribution	$151	$(20)	$—	$131
Derivative liabilities:
Energy Services
Physical commodity contracts	$25,299	$(2,173)	$—	$23,126
Financial commodity contracts	22,887	(14,121)	(8,766)	—
Total Energy Services	$48,186	$(16,294)	$(8,766)	$23,126
Natural Gas Distribution
Physical commodity contracts	$72	$(20)	$—	$52
Financial commodity contracts	1,149	—	(1,149)	—
Interest rate contracts	8,467	—	—	8,467
Total Natural Gas Distribution	$9,688	$(20)	$(1,149)	$8,519

(1)	Derivative assets and liabilities are presented on a gross basis on the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Includes transactions with NAESB netting election, transactions held by FCMs with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

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

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
Derivatives not designated as hedging instruments:		2018	2017	2018	2017
Energy Services:
Physical commodity contracts	Operating revenues	$3,046	$1,364	$(7,696)	$8,089
Physical commodity contracts	Gas purchases	1,008	(1,131)	(66,335)	(13,912)
Financial commodity contracts	Gas purchases	(6,777)	22,004	(19,007)	29,514
Foreign currency contracts	Gas purchases	(194)	9	(457)	(24)
Home Services and Other:
Interest rate contracts	Interest expense	165	—	286	—
Total unrealized and realized gains (losses)		$(2,752)	$22,246	$(93,209)	$23,667

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2018	2017	2018	2017
Natural Gas Distribution:
Physical commodity contracts	$(178)	$(301)	$(16,033)	$(3,031)
Financial commodity contracts	3,306	(4,232)	1,730	6,528
Interest rate contracts	—	(4,203)	8,467	14,478
Total unrealized and realized (losses) gains	$3,128	$(8,736)	$(5,836)	$17,975

NJNG and Energy Services had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		June 30, 2018	September 30, 2017
Natural Gas Distribution	Futures	25.8	18.2
	Physical	31.6	32.1
Energy Services	Futures	(30.2)	(16.4)
	Physical	19.9	(13.1)

Not included in the previous table are Energy Services' gross notional amount of foreign currency transactions of approximately $7.9 million, NJNG’s treasury lock agreement and NJR's interest rate swap as previously discussed and 702,000 SRECs at Energy Services that are open as of June 30, 2018.

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

(Thousands)	Balance Sheet Location	June 30, 2018	September 30, 2017
Natural Gas Distribution	Broker margin - Current assets	$1,845	$2,661
Energy Services	Broker margin - Current assets	$51,296	$23,166

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of June 30, 2018. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$150,226
Noninvestment grade	31,860
Internally rated investment grade	26,536
Internally rated noninvestment grade	13,965
Total	$222,587

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2018 and September 30, 2017, was $687,000 and $8.7 million, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on June 30, 2018 and September 30, 2017, the Company would have been required to post an additional $171,000 and $8.6 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt at NJNG and NJR, including current maturities, excluding capital leases, debt issuance costs and solar asset financing obligations, is as follows:

(Thousands)	June 30, 2018	September 30, 2017
Carrying value (1) (2) (3)	$1,197,045	$1,097,045
Fair market value	$1,193,741	$1,107,676

(1)	Excludes capital leases of $40.1 million and $39.7 million as of June 30, 2018 and September 30, 2017, respectively.

(2)	Excludes NJNG's debt issuance costs of $6.6 million and $6.3 million as of June 30, 2018 and September 30, 2017, respectively.

(3)	Excludes NJR's debt issuance costs of $1.3 million and $770,000 as of June 30, 2018 and September 30, 2017, respectively.

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of June 30, 2018, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

•	widely accepted and public;

•	non-proprietary and sourced from an independent third party; and

•	observable and published.

These additional adjustments are generally not considered to be significant to the ultimate recognized values.

Level 3	Inputs derived from a significant amount of unobservable market data. These include NJR's best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2018:
Assets:
Physical commodity contracts	$—	$9,378	$—	$9,378
Financial commodity contracts	17,123	8,252	—	25,375
Interest rate contracts	—	325	—	325
Available for sale securities	25,009	—	—	25,009
Other (1)	1,222	—	—	1,222
Total assets at fair value	$43,354	$17,955	$—	$61,309
Liabilities:
Physical commodity contracts	$—	$31,213	$—	$31,213
Financial commodity contracts	33,431	—	—	33,431
Financial commodity contracts - foreign exchange	—	358	—	358
Interest rate contracts	—	—	—	—
Total liabilities at fair value	$33,431	$31,571	$—	$65,002
As of September 30, 2017:
Assets:
Physical commodity contracts	$—	$21,866	$—	$21,866
Financial commodity contracts	17,335			17,335
Financial commodity contracts - foreign exchange	—	44	—	44
Available for sale securities	65,752	—	—	65,752
Other (1)	1,202	—	—	1,202
Total assets at fair value	$84,289	$21,910	$—	$106,199
Liabilities:
Physical commodity contracts	$—	$25,371	$—	$25,371
Financial commodity contracts	24,036	—	—	24,036
Interest rate contracts	—	8,467	—	8,467
Total liabilities at fair value	$24,036	$33,838	$—	$57,874

(1)	Includes money market funds.

Assets measured at fair value on a non-recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2018:
Assets
Impairment of available for sale securities (1)	$17,838	$—	$—	$17,838
Total assets at fair value	$17,838	$—	$—	$17,838

(1)	See Note 2. Summary of Significant Accounting Policies for more information regarding the impairment.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN EQUITY INVESTEES

NJR's investments in equity method investees include the following as of:

(Thousands)	June 30, 2018	September 30, 2017
Steckman Ridge (1)	$117,639	$120,262
PennEast	70,169	52,323
Total	$187,808	$172,585

(1)
Includes loans with a total outstanding principal balance of $70.4 million for both June 30, 2018 and September 30, 2017. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

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

7. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share amounts)	2018	2017	2018	2017
Net (loss) income, as reported	$(14,274)	$18,957	$249,691	$168,588
Basic (loss)earnings per share
Weighted average shares of common stock outstanding-basic	87,888	86,408	87,493	86,257
Basic (loss) earnings per common share	$(0.16)	$0.22	$2.85	$1.95
Diluted (loss) earnings per share
Weighted average shares of common stock outstanding-basic	87,888	86,408	87,493	86,257
Incremental shares (1)	—	859	391	831
Weighted average shares of common stock outstanding-diluted	87,888	87,267	87,884	87,088
Diluted (loss) earnings per common share (2)	$(0.16)	$0.22	$2.84	$1.94

(1)	Incremental shares consist primarily of unvested stock awards and performance shares.

(2)
Since there was a net loss for the three months ended June 30, 2018, incremental shares of 402,000 were not included in the computation of diluted loss per common share, as their effect would have been anti-dilutive.There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for the three months ended June 30, 2017 and the nine months ended June 30, 2018 and 2017.

8. COMMON STOCK EQUITY

Changes in common stock equity during the nine months ended June 30, 2018, were as follows:

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2017	86,556	$222,258	$219,696	$(3,256)	$(70,039)	$867,984	$1,236,643
Net income						249,691	249,691
Other comprehensive loss				(12,624)			(12,624)
Common stock issued:
Incentive plan	558	1,396	15,141				16,537
Dividend reinvestment plan (1)	334		173		13,224		13,397
Waiver discount	1,014	2,535	39,142				41,677
Cash dividend ($.8175 per share)						(71,755)	(71,755)
Treasury stock and other	(250)		(14)		(23,590)		(23,604)
Balance at June 30, 2018	88,212	$226,189	$274,138	$(15,880)	$(80,405)	$1,045,920	$1,449,962

(1)	Shares sold through the DRP are issued from treasury stock at average cost, which may differ from the actual market price paid.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $19 million and $41.7 million of equity by issuing approximately 460,000 and 1,014,000 shares of common stock through the waiver discount feature of the DRP during the three and nine months ended June 30, 2018, respectively. NJR issued no new shares through the waiver discount feature of the DRP during the three and nine months ended June 30, 2017. NJR also raised $3.7 million and $13.6 million of equity through the DRP, by issuing approximately 92,000 and 334,000 shares of treasury stock, during the three and nine months ended June 30, 2018, respectively. NJR raised $4.1 million and $13.8 million of equity through the DRP, by issuing approximately 102,000 and 381,000 shares of treasury stock, during the three and nine months ended June 30, 2017, respectively.

Accumulated Other Comprehensive (Loss) Income

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of related tax effects during the three months ended June 30, 2018 and 2017:

(Thousands)	Available for Sale Securities	Postemployment Benefit Obligation		Total
Balance at March 31, 2018	$—	$(13,788)		$(13,788)
Other comprehensive (loss) income, net of tax
Other comprehensive (loss),before reclassifications, net of tax of $854, $0, $854	(2,364)	—		(2,364)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(104), $(104)	—	272	(1)	272
Net current-period other comprehensive (loss) income, net of tax of $854, $(104), $750	(2,364)	272		(2,092)
Balance at June 30, 2018	$(2,364)	$(13,516)		$(15,880)
Balance at March 31, 2017	$11,121	$(18,718)		$(7,597)
Other comprehensive income, net of tax
Other comprehensive (loss),before reclassifications, net of tax of $2,375, $0, $2,375	(3,622)	—		(3,622)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(217), $(217)	—	318	(1)	318
Net current-period other comprehensive (loss) income, net of tax of $2,375, $(217), $2,158	(3,622)	318		(3,304)
Balance as of June 30, 2017	$7,499	$(18,400)		$(10,901)

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects during the nine months ended June 30, 2018 and 2017:

(Thousands)	Available for Sale Securities	Postemployment Benefit Obligation		Total
Balance at September 30, 2017	$11,044	$(14,300)		$(3,256)
Other comprehensive (loss) income, net of tax
Other comprehensive (loss),before reclassifications, net of tax of $9,071, $0, $9,071	(25,055)	—		(25,055)
Amounts reclassified from accumulated other comprehensive income, net of tax of $(858), $(344), $(1,202)	11,647	784	(1)	12,431
Net current-period other comprehensive (loss) income, net of tax of $8,213, $(344), $7,869	(13,408)	784		(12,624)
Balance at June 30, 2018	$(2,364)	$(13,516)		$(15,880)
Balance as of September 30, 2016	$4,198	$(19,353)		$(15,155)
Other comprehensive income (loss), net of tax
Other comprehensive income, before reclassifications, net of tax of $(4,273), $0, $(4,273)	6,474	—		6,474
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax of $2,192, $(651), $1,541	(3,173)	953	(1)	(2,220)
Net current-period other comprehensive income, net of tax of $(2,081), $(651), $(2,732)	3,301	953		4,254
Balance as of June 30, 2017	$7,499	$(18,400)		$(10,901)

(1)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

Credit Facilities

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	June 30, 2018	September 30, 2017	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	September 2020
Notes outstanding at end of period	$42,100	$255,000
Weighted average interest rate at end of period	2.90%	2.14%
Amount available at end of period (2)	$373,519	$156,601
NJNG
Bank revolving credit facilities (1)	$250,000	$250,000	May 2019
Commercial paper outstanding at end of period	$15,000	$11,000
Weighted average interest rate at end of period	1.97%	1.13%
Amount available at end of period (3)	$234,269	$238,269

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $9.4 million and $13.4 million for June 30, 2018 and September 30, 2017, respectively, which reduces amount available by the same amount.

(3)	Letters of credit outstanding total $731,000 for both June 30, 2018 and September 30, 2017, which reduces the amount available by the same amount.

On December 14, 2017, NJR entered into a four-month, $75 million revolving line of credit facility. On January 19, 2018, NJR amended the agreement to increase the available amount to $100 million. This facility expired on April 14, 2018. No amounts were outstanding on the facility at the time of expiration.

On June 25, 2018, the $425 million NJR Credit Facility was amended to permit liens and the disposition of assets relating to sale leaseback or other similar tax equity financing arrangements of meter assets or of solar or wind facilities. These transactions are permissible so long as NJR is in compliance with certain covenants both before and after such incurrence and that no event of default may be caused by such sale leaseback or similar arrangement.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

Long-term Debt

NJNG

On May 11, 2018, NJNG entered into a Note Purchase Agreement, under which NJNG issued $125 million, 4.01 percent senior notes due May 11, 2048. The interest rate includes the quoted March 9, 2018, 30-year treasury rate, plus a market based credit spread. The notes are secured by an equal principal amount of NJNG's FMB (series VV) issued under NJNG's Mortgage Indenture.

In June 2015, NJNG entered into a treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with a $125 million debt issuance that was finalized in May 2018. This debt issuance coincided with the maturity of the $125 million, 5.6 percent notes that came due May 15, 2018. This treasury lock was settled on March 13, 2018, which coincided with the pricing of the new debt being issued. Settlement of the treasury lock resulted in a $2.6 million loss, which is recorded as a component of regulatory assets on the Unaudited Condensed Consolidated Balance Sheets and will be amortized in earnings over the term of the May 11, 2018 debt issuance, discussed above.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG received $7.8 million and $9.6 million in December 2017 and 2016, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.1 million and $1 million during the nine months ended June 30, 2018 and 2017, respectively.

NJR

On June 8, 2018, NJR entered into a Note Purchase Agreement, under which the Company issued $100 million, 3.96 percent senior notes due June 8, 2028. The notes are not secured by assets, but are instead guaranteed by certain unregulated subsidiaries of NJR.

On January 26, 2018, NJR entered into a variable-for-fixed interest rate swap on its existing $100 million variable rate term loan due August 16, 2019, which fixed the variable rate at 2.84 percent. On July 17, 2018, the $100 million variable rate term loan was amended to permit the disposition of assets relating to sale leaseback or other similar tax equity financing arrangements of meter assets or of solar or wind facilities. These transactions are permissible so long as NJR is in compliance with certain covenants both before and after such incurrence and no event of default may be caused by such sale leaseback or similar arrangement.

10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,		June 30,
(Thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$2,035	$2,086	$6,104	$6,260	$1,152	$1,095	$3,455	$3,285
Interest cost	2,623	2,443	7,870	7,328	1,591	1,386	4,773	4,159
Expected return on plan assets	(4,910)	(4,829)	(14,729)	(14,485)	(1,338)	(1,192)	(4,014)	(3,575)
Recognized actuarial loss	1,884	2,207	5,653	6,620	1,165	1,093	3,495	3,278
Prior service cost amortization	27	28	80	83	(91)	(91)	(273)	(273)
Net periodic benefit cost	$1,659	$1,935	$4,978	$5,806	$2,479	$2,291	$7,436	$6,874

The Company does not expect to be required to make additional contributions to fund the pension plans during fiscal 2018 or 2019 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the nine months ended June 30, 2018.

In April 2018, the Company implemented a voluntary early retirement program open to certain eligible employees. The Company expects to recognize an expense of approximately $6.4 million for related postemployment benefit costs and other termination benefits, of which $4.6 million was recognized during the nine months ended June 30, 2018, as a component of O&M in the Unaudited Condensed Consolidated Statements of Operations.

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

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. During the nine months ended June 30, 2018 and 2017, the Company determined there was no need to recognize any liabilities associated with uncertain tax positions.

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

The SEC issued guidance in Staff Accounting Bulletin 118 to address the changes in estimates associated with impacts resulting from Tax Act, which allows companies to record provisional amounts during a one-year measurement period. The Company calculated an estimate for the measurement and accounting for certain effects of the Tax Act, including the remeasurement of deferred tax assets and liabilities to reflect the rates that will be in effect when the deferred tax assets and liabilities are expected to be realized or settled. The adjustments to deferred income taxes are based on assumptions the Company made with respect to its book versus tax differences and the timing of when those differences will reverse, including estimations associated with depreciation and the settlement of derivative unrealized amounts. Therefore, the revaluation of net deferred tax liabilities is subject to change as information and assumptions are updated each quarter for actual results. Any additional guidance from the U.S. Department of the Treasury and the Internal Revenue Service or future actions of our regulators could also potentially affect the final determination of the accounting effects of the Tax Act.

As a result of the changes associated with the Tax Act, NJNG recorded a decrease in its net deferred tax liability of $228.4 million, which included $164.3 million for the revaluation of its deferred income taxes and $64.1 million for the accounting of the income tax effects on the revaluation. These amounts were recorded as a regulatory liability on the Unaudited Condensed Consolidated Balance Sheets. On May 22, 2018, the BPU approved a refund of $31 million, which included approximately $20.1 million of the initial revaluation of excess deferred income taxes, $9 million for the overcollection of taxes from customers from January 1, 2018 through March 31, 2018, and interest on the overcollected taxes at the Company's short term debt rate. The $20.1 million is comprised of approximately $14.3 million attributable to the remeasurement of deferred income taxes and $5.8 million for the accounting of the income tax effects of revaluation. These credits were returned to customer accounts in June 2018.

Since the enactment of the Tax Act and through the nine months ended June 30, 2018, the Company recorded a change in estimate of the excess deferred income taxes of approximately $988,000 as a regulatory liability on the Unaudited Condensed Consolidated Balance Sheets. Changes from the original estimate are based on actual results through the third quarter and forecasted amounts through the fiscal year end.

During the nine months ended June 30, 2018, the Company credited approximately $16.1 million to income tax (benefit) provision on the Unaudited Condensed Consolidated Statements of Operations, which includes $14.3 million, as previously discussed, $890,000 for the amortization of excess deferred income taxes primarily related to timing differences associated with utility plant depreciation and $880,000 related to the revaluation of deferred income taxes not included in base rates. As of June 30,

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2018, the regulatory liability included excess deferred income taxes of $206.8 million, which requires amortization over the remaining life of the utility plant consistent with IRS normalization principles.

The increase (decrease) of the net deferred tax liability due to the impact of the Tax Act that was recognized on the Unaudited Condensed Consolidated Statements of Operations, for the remaining entities was as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2018	2018
Income tax (benefit) provision
Clean Energy Ventures	$(671)	$(63,773)
Energy Services	1,598	9,249
Midstream	(142)	(13,946)
Home Services and Other	59	10,782
Total	$844	$(57,688)

The changes from the original estimates are based on actual results through the third quarter and forecasted amounts through the fiscal year end.

Effective Tax Rate

The forecasted effective tax rates were 14.3 percent and 13.1 percent, for the nine months ended June 30, 2018 and 2017, respectively. The increase in the effective tax rate, when compared with the prior fiscal year, is due primarily to an increase in forecasted pre-tax income combined with a decrease in forecasted tax credits for the fiscal year ending September 30, 2018, which more than offset the lower federal statutory rate that became effective during fiscal 2018 as a result of the Tax Act. Forecasted tax credits, net of deferred income taxes, were $22 million and $36.4 million for fiscal 2018 and 2017, respectively.

To the extent there are discrete tax items that are not included in the forecasted effective tax rate, the actual effective tax rate will differ from the estimated annual effective tax rate. As discussed further above, the Company recognized a tax provision (benefit) of $844,000 and $(57.7) million during the three and nine months ended June 30, 2018. In addition, the Company recognized $2.9 million and $4.6 million during the nine months ended June 30, 2018 and 2017, respectively, in excess tax benefits associated with the vesting of share-based awards, as a component of income tax (benefit) provision in its Unaudited Condensed Consolidated Statements of Operations. As a result of these discrete items, NJR’s actual effective tax rate was (23.7) percent and 10.7 percent during the nine months ended June 30, 2018 and 2017, respectively.

Other Tax Items

As of June 30, 2018, the Company has federal and state income tax net operating losses of approximately $125.3 million and $494.1 million, respectively, which generally have a life of 20 years. As of June 30, 2018, the Company has recorded deferred federal and state tax assets of approximately $28.5 million and $33.8 million, respectively, on the Unaudited Condensed Consolidated Balance Sheets, reflecting the tax benefits associated with these net operating losses. As of September 30, 2017, the Company had federal and state income tax net operating losses of approximately $125.3 million and $471.7 million, respectively, and deferred federal and state tax assets of approximately $28.5 million and $23.6 million, respectively.

In March 2018, Clean Energy Ventures committed to a plan to sell its wind assets and expects that the sale will be completed within the next 12 months. As a result of the planned sale, it is more likely than not that certain state net operating loss carryforwards will not be realizable prior to their expiration. As of June 30, 2018, the Company had a valuation allowance of $2.5 million related to state net operating loss carryforwards in Montana, Iowa, Kansas and Wyoming. As of September 30, 2017, the Company had a valuation allowance of $1 million related to state net operating loss carryforwards in Montana.

In addition, as of June 30, 2018 and September 30, 2017, the Company had an ITC/PTC carryforward of approximately $130.3 million and $109.3 million, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward, which would begin to expire in fiscal 2035.

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

12. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through September 2024, for the supply, storage and transportation of natural gas. These contracts include fixed charges of approximately $27.1 million at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of June 30, 2018, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2018	2019	2020	2021	2022	Thereafter
Energy Services:
Natural gas purchases	$170,111	$187,185	$20,893	$10,681	$—	$—
Storage demand fees	9,445	31,234	19,636	13,192	8,551	4,991
Pipeline demand fees	23,255	50,674	48,182	28,059	24,147	24,138
Sub-total Energy Services	$202,811	$269,093	$88,711	$51,932	$32,698	$29,129
NJNG:
Natural gas purchases	$27,630	$56,627	$38,479	$34,411	$34,740	$72,995
Storage demand fees	7,741	31,362	24,245	14,243	12,922	13,920
Pipeline demand fees	19,375	80,602	107,919	92,910	91,538	671,981
Sub-total NJNG	$54,746	$168,591	$170,643	$141,564	$139,200	$758,896
Total	$257,557	$437,684	$259,354	$193,496	$171,898	$788,025

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. NJNG currently recovers approximately $9.4 million annually through its SBC RAC. On July 25, 2018, the BPU approved NJNG's annual SBC filing requesting a reduction in the RAC, which decreased the annual recovery to $7 million, effective September 1, 2018. As of June 30, 2018, $29.6 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

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

NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for Natural Resource Damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $117.6 million to $205.2 million. NJNG's estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG's policy to accrue the lower end of the range. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets of $149 million as of September 30, 2017, based on the most likely amount at year end and $140.8 million as of June 30, 2018, which includes adjustments for actual expenditures during fiscal 2018. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries.

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

In February 2015, a natural gas fire and explosion occurred in Stafford Township, New Jersey as a result of a natural gas leak emanating from an underground pipe. There were no fatalities, although several employees of NJNG were injured and several homes were damaged. NJNG notified its insurance carrier and believes that any costs associated with the incident, including attorneys’ fees, property damage and other losses, will be substantially covered by insurance. The Company believes the resolution of any potential claims associated with the incident will not have a material effect on its financial condition, results of operations or cash flows. As of June 30, 2018, NJNG estimates that liabilities associated with claims will range between $600,000 and $3.2 million and has accrued the lower end of the range, as we do not believe there is an amount within the range that is more probable than any other.

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

Information related to the Company's various reporting segments and other operations is detailed below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2018	2017	2018	2017
Operating revenues
Natural Gas Distribution
External customers	$104,538	$121,362	$631,389	$602,464
Clean Energy Ventures
External customers	15,348	14,915	42,210	35,425
Energy Services
External customers (1)	409,417	307,448	1,563,063	1,063,986
Intercompany	(12)	(309)	49,636	621
Subtotal	529,291	443,416	2,286,298	1,702,496
Home Services and Other
External customers	14,132	13,798	31,121	30,222
Intercompany	627	610	1,856	2,696
Eliminations	(615)	(301)	(51,492)	(3,317)
Total	$543,435	$457,523	$2,267,783	$1,732,097
Depreciation and amortization
Natural Gas Distribution	$13,473	$12,425	$39,609	$36,718
Clean Energy Ventures	6,702	8,154	24,565	23,118
Energy Services (2)	21	16	50	49
Midstream	1	1	4	4
Subtotal	20,197	20,596	64,228	59,889
Home Services and Other	193	186	570	606
Eliminations	(70)	(22)	(164)	(147)
Total	$20,320	$20,760	$64,634	$60,348
Interest income (3)
Natural Gas Distribution	$202	$202	$452	$374
Energy Services	134	6	240	6
Midstream	945	581	2,380	1,555
Subtotal	1,281	789	3,072	1,935
Home Services and Other	340	155	898	408
Eliminations	(1,419)	(785)	(3,518)	(2,001)
Total	$202	$159	$452	$342

(1)	Includes sales to Canada, which are immaterial.

(2)	The amortization of acquired wholesale energy contracts is excluded above and is included in gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.

(3)	Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2018	2017	2018	2017
Interest expense, net of capitalized interest
Natural Gas Distribution	$6,226	$6,294	$19,285	$19,510
Clean Energy Ventures	4,708	4,345	13,260	11,724
Energy Services	581	586	3,041	1,873
Midstream	471	211	1,165	681
Subtotal	11,986	11,436	36,751	33,788
Home Services and Other	(129)	116	(18)	313
Eliminations	(820)	(388)	(1,993)	(886)
Total	$11,037	$11,164	$34,740	$33,215
Income tax (benefit) provision
Natural Gas Distribution	$(25,314)	$1,496	$4,381	$46,882
Clean Energy Ventures	(565)	(8,122)	(87,275)	(44,765)
Energy Services	(4,786)	(1,767)	32,922	11,334
Midstream	989	1,609	(8,723)	4,760
Subtotal	(29,676)	(6,784)	(58,695)	18,211
Home Services and Other	1,122	853	11,539	1,674
Eliminations	20	115	(645)	249
Total	$(28,534)	$(5,816)	$(47,801)	$20,134
Equity in earnings of affiliates
Midstream	$3,907	$4,049	$12,104	$13,499
Eliminations	(694)	(984)	(2,434)	(3,044)
Total	$3,213	$3,065	$9,670	$10,455
Net financial earnings (loss)
Natural Gas Distribution	$2,440	$5,951	$96,991	$96,532
Clean Energy Ventures	(829)	6,276	80,472	31,861
Energy Services	(15,079)	933	78,027	20,166
Midstream	3,489	2,959	22,315	10,294
Subtotal	(9,979)	16,119	277,805	158,853
Home Services and Other	1,993	1,295	(8,211)	3,545
Eliminations	(17)	(19)	(202)	(514)
Total	$(8,003)	$17,395	$269,392	$161,884
Capital expenditures
Natural Gas Distribution	$70,623	$42,235	$173,410	$115,834
Clean Energy Ventures	29,424	32,053	88,416	121,958
Midstream	975	—	3,579	—
Subtotal	101,022	74,288	265,405	237,792
Home Services and Other	745	417	1,300	933
Total	$101,767	$74,705	$266,705	$238,725
Investments in equity investees
Midstream	$3,319	$13,559	$14,496	$24,097
Total	$3,319	$13,559	$14,496	$24,097

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2018	2017	2018	2017
Net financial (loss) earnings (1)	$(8,003)	$17,395	$269,392	$161,884
Less:
Unrealized loss (gain) on derivative instruments and related transactions	2,657	(15,981)	25,904	(42,534)
Tax effect	(577)	5,985	(3,920)	15,907
Effects of economic hedging related to natural gas inventory	4,474	13,203	(14,788)	29,592
Tax effect	(1,011)	(4,947)	5,518	(11,077)
Net income to NFE tax adjustment	728	178	6,987	1,408
Net (loss) income (1)	$(14,274)	$18,957	$249,691	$168,588

(1)	Includes income tax benefit related to the Tax Act of $844,000 and $57.7 million, for the three and nine months ended June 30, 2018, respectively.

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

NFE is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of gas, SRECs and foreign currency contracts. Consequently, to reconcile between net income and NFE, current period unrealized gains and losses on the derivatives are excluded from NFE as a reconciling item. Additionally, realized derivative gains and losses are also included in current period net income. However, NFE includes only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical gas flows. Included in the tax effects are current and deferred income tax expense corresponding with the non-GAAP measure. Also included in the tax effects during the three and nine months ended June 30, 2018, are the impacts of the Tax Act and resulting revaluation of the deferred income taxes that arose from derivative and hedging activity as measured under NFE. The revaluation caused the effective tax rate on reconciling items to differ from the statutory rate in effect for the quarter. NJR also calculates a quarterly tax adjustment based on an estimated annual effective tax rate for NFE purposes.

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	June 30, 2018	September 30, 2017
Assets at end of period:
Natural Gas Distribution	$2,558,895	$2,519,578
Clean Energy Ventures (1)	796,380	771,340
Energy Services	375,548	398,277
Midstream	255,777	232,806
Subtotal	3,986,600	3,922,001
Home Services and Other	143,469	114,801
Intercompany assets (2)	(152,681)	(108,295)
Total	$3,977,388	$3,928,507

(1)	Includes assets held for sale of $206.9 million for June 30, 2018.

(2)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of June 30, 2018, Energy Services has entered into transactions with Steckman Ridge for varying terms, all of which expire by October 31, 2020.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2018	2017	2018	2017
Natural Gas Distribution	$1,451	$1,395	$4,306	$4,188
Energy Services	705	681	2,086	2,071
Total	$2,156	$2,076	$6,392	$6,259

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	June 30, 2018	September 30, 2017
Natural Gas Distribution	$775	$775
Energy Services	375	377
Total	$1,150	$1,152

NJNG and Energy Services have entered into various asset management agreements, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. As of June 30, 2018, NJNG and Energy Services had three asset management agreements with expiration dates ranging from March 31, 2019 through October 31, 2020.

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

16. DISPOSITIONS

Energy Services

On February 28, 2018, NJR sold all of the issued and outstanding shares of capital stock of NJR Retail Services, which was a component of the Energy Services segment. The Company received $9.5 million in cash and a natural gas swap contract with a fair value of $14.6 million, which was recorded in Derivatives, at fair value on the Unaudited Condensed Consolidated Balance Sheets. The sale generated a pre-tax gain of $3.7 million, which was recognized as a reduction to O&M on the Unaudited Condensed Consolidated Statements of Operations.

Clean Energy Ventures

On June 1, 2018, Clean Energy Ventures completed the sale of its membership interest in its 9.7 MW wind farm in Two Dot, Montana to NorthWestern Energy for a total purchase price of $18.5 million. The transaction generated a pre-tax gain of approximately $965,000, which is recognized as a reduction to O&M on the Unaudited Condensed Consolidated Statements of Operations.

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

As a result of the changes associated with the Tax Act, NJNG recorded a decrease in its net deferred tax liability of $228.4 million, which included $164.3 million for the revaluation of its deferred income taxes and $64.1 million for the accounting of the income tax effects on the revaluation. These amounts were recorded as a regulatory liability on the Unaudited Condensed Consolidated Balance Sheets. On May 22, 2018, the BPU approved a refund of $31 million, which included approximately $20.1 million of the initial revaluation of excess deferred income taxes, $9 million for the overcollection of taxes from customers from January 1, 2018 through March 31, 2018, and interest on the overcollected taxes at the Company's short term debt borrowing rate. The $20.1 million is comprised of approximately $14.3 million attributable to the remeasurement of deferred income taxes and $5.8 million for the accounting of the income tax effects of revaluation. These credits were returned to customer accounts in June 2018.

Since the enactment of the Tax Act and through the nine months ended June 30, 2018, the Company recorded a change in estimate of the excess deferred income taxes of approximately $988,000 as a regulatory liability on the Unaudited Condensed Consolidated Balance Sheets. Changes from the original estimate are based on actual results through the third quarter and forecasted amounts through the fiscal year end.

During the nine months ended June 30, 2018, the Company credited approximately $16.1 million to income tax (benefit) provision on the Unaudited Condensed Consolidated Statements of Operations, which includes $14.3 million, as previously discussed, $890,000 for the amortization of excess deferred income taxes primarily related to timing differences associated with utility plant depreciation and $880,000 related to the revaluation of deferred income taxes not included in base rates. As of June 30, 2018, the regulatory liability included excess deferred income taxes of $206.8 million, which requires amortization over the remaining life of the utility plant consistent with IRS normalization principles.

The increase (decrease) of our net deferred tax liability, that was recognized on the Unaudited Condensed Consolidated Statements of Operations, for the remaining entities was as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2018	2018
Income tax (benefit) provision
Clean Energy Ventures	$(671)	$(63,773)
Energy Services	1,598	9,249
Midstream	(142)	(13,946)
Home Services and Other	59	10,782
Total	$844	$(57,688)

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

Operating Results

Net income (loss) by reporting segment and operations are as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2018		2017		2018		2017
Net income (loss)
Natural Gas Distribution	$2,440	(17)%	$5,951	31%	$96,991	39%	$96,532	57%
Clean Energy Ventures	(1,557)	11	6,098	32	73,485	29	30,453	18
Energy Services	(20,767)	145	2,475	13	66,163	27	27,717	17
Midstream	3,489	(24)	2,959	16	22,315	9	10,294	6
Home Services and Other	2,128	(15)	1,295	7	(7,982)	(3)	3,545	2
Eliminations (1)	(7)	—	179	1	(1,281)	(1)	47	—
Total	$(14,274)	100%	$18,957	100%	$249,691	100%	$168,588	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The decrease in net income during the three months ended June 30, 2018, compared with the three months ended June 30, 2017, was due primarily to increased demand fees and O&M expense at Energy Services, partly offset by a decrease in income tax expense related to the lower effective tax rate as a result of the new tax legislation. The increase in net income during the nine months ended June 30, 2018, compared with the nine months ended June 30, 2017, was driven primarily by an income tax benefit of $57.7 million associated with the Tax Act and increased operating income at Energy Services related to colder weather, resulting in increased storage withdrawals due to higher demand coupled with higher volatility from natural gas price spreads. The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

Assets by reporting segment and operations are as follows:

(Thousands)	June 30, 2018		September 30, 2017
Assets
Natural Gas Distribution	$2,558,895	65%	$2,519,578	64%
Clean Energy Ventures (1)	796,380	20	771,340	20
Energy Services	375,548	9	398,277	10
Midstream	255,777	6	232,806	6
Home Services and Other	143,469	4	114,801	3
Intercompany assets (2)	(152,681)	(4)	(108,295)	(3)
Total	$3,977,388	100%	$3,928,507	100%

(1)	Includes assets held for sale of $206.9 million for June 30, 2018.

(2)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets was due primarily to additional utility plant at our Natural Gas Distribution segment and increased solar assets at Clean Energy Ventures, partially offset by a decrease in gas in storage at Energy Services and a decrease in the market value of the DM Common Units at Midstream.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2018	2017	2018	2017
Net (loss) income	$(14,274)	$18,957	$249,691	$168,588
Add:
Unrealized loss (gain) on derivative instruments and related transactions	2,657	(15,981)	25,904	(42,534)
Tax effect	(577)	5,985	(3,920)	15,907
Effects of economic hedging related to natural gas inventory (1)	4,474	13,203	(14,788)	29,592
Tax effect	(1,011)	(4,947)	5,518	(11,077)
NFE tax adjustment	728	178	6,987	1,408
Net financial (loss) earnings	$(8,003)	$17,395	$269,392	$161,884
Basic (loss) earnings per share	$(0.16)	$0.22	$2.85	$1.95
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.03	(0.18)	0.30	(0.49)
Tax effect	(0.01)	0.07	(0.04)	0.19
Effects of economic hedging related to natural gas inventory (1)	0.05	0.15	(0.17)	0.34
Tax effect	(0.01)	(0.06)	0.06	(0.13)
NFE tax adjustment	0.01	—	0.08	0.02
Basic NFE per share	$(0.09)	$0.20	$3.08	$1.88

(1)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reporting segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
($ in Thousands)	2018		2017		2018		2017
Net financial earnings (loss)
Natural Gas Distribution	$2,440	(30)%	$5,951	34%	$96,991	36%	$96,532	60%
Clean Energy Ventures	(829)	10	6,276	36	80,472	30	31,861	20
Energy Services	(15,079)	188	933	5	78,027	29	20,166	12
Midstream	3,489	(43)	2,959	17	22,315	8	10,294	6
Home Services and Other	1,993	(25)	1,295	8	(8,211)	(3)	3,545	2
Eliminations (1)	(17)	—	(19)	—	(202)	—	(514)	—
Total	$(8,003)	100%	$17,395	100%	$269,392	100%	$161,884	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in NFE during the three months ended June 30, 2018, compared with the three months ended June 30, 2017, was due primarily to increased demand fees and O&M expense at Energy Services, partially offset by a decrease in income tax expense related to the lower effective tax rate as a result of the new tax legislation. The increase in NFE during the nine months ended June 30, 2018, compared with the nine months ended June 30, 2017, was due primarily to the income tax benefit of $57.7 million associated with the Tax Act, as previously discussed, and higher financial margin generated at Energy Services due primarily to colder weather, resulting in increased storage withdrawals due to higher demand coupled with higher volatility allowing Energy Services to capture additional margin from natural gas price spreads.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey to approximately 537,700 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. These risks include, but are not limited to, adverse economic conditions, customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Below is a summary of NJNG's capital expenditures, including accruals, for the nine months ended June 30, 2018, and estimates of expected investments for fiscal 2018 and 2019:

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory oversight, environmental regulations, unforeseen events and the ability to access capital.

SAFE II and NJ RISE

NJNG continues to implement BPU-approved infrastructure projects that are designed to enhance the reliability and integrity of NJNG's gas distribution system.

The BPU approved the 5-year SAFE II program and the associated rate mechanism, to replace the remaining unprotected steel mains and services from its natural gas distribution system at an estimated cost of approximately $200 million, excluding AFUDC. The accelerated cost recovery methodology for the $157.5 million associated with SAFE II was approved in NJNG’s base rate case. The remaining $42.5 million in capital expenditures will be requested for recovery in future base rate cases.

The BPU approved NJNG's NJ RISE capital infrastructure program, which consists of six capital investment projects estimated to cost $102.5 million, excluding AFUDC, for gas distribution storm hardening and mitigation projects, along with associated depreciation expense. These system enhancements are intended to minimize service impacts during extreme weather events to customers that live in the most storm prone areas of NJNG's service territory.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On March 29, 2018, NJNG filed its annual petition with the BPU requesting a base rate increase for the recovery of SAFE II and NJ RISE capital investment costs, with a weighted cost of capital of 6.9 percent including a return on equity of 9.75 percent, related to the period ending June 30, 2018, based on estimates. The filing was updated to reflect actual results on July 24, 2018, with changes to base rates in the amount of $6.8 million annually, anticipated to be effective October 1, 2018.

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

	June 30, 2018	June 30, 2017
Firm customers
Residential	472,382	457,542
Commercial, industrial & other	28,321	27,245
Residential transport	27,197	33,628
Commercial transport	9,732	10,168
Total firm customers	537,632	528,583
Other	60	58
Total customers	537,692	528,641

During the nine months ended June 30, 2018 and 2017, respectively, NJNG added 6,936 and 6,231 new customers and converted 539 and 576 existing customers to natural gas heat and other services. NJNG expects these new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $4 million annually to utility gross margin.

In addition, NJNG currently expects to add approximately 27,000 to 29,000 new customers during the three-year period of fiscal 2018 to 2020. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 63 percent of the growth will come from new construction markets and 37 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG's base rates by approximately $5.4 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Segment Operating Results section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations that follows for a definition and further discussion of utility gross margin.

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

Since inception, $159 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $16.1 million. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.75 percent to 10.3 percent. On March 28, 2018, NJNG filed a petition with the BPU requesting continuation of existing SAVEGREEN programs and the addition of new programs through December 2024, with investments totaling approximately $341 million.

Conservation Incentive Program

The CIP facilitates normalizing NJNG's utility gross margin for variances due to weather and for other factors affecting customer usage, such as conservation and energy efficiency. Recovery of utility gross margin for the non-weather variance through the CIP is limited to the amount of certain gas supply cost savings achieved and is subject to a variable margin revenue test. Additionally, recovery of the CIP utility gross margin is subject to an annual earnings test. An annual review of the CIP must be filed by June 1, coincident with NJNG's annual BGSS filing, during which NJNG can request rate changes to the CIP. In May 2014, the BPU approved the continuation of the CIP program with no expiration date.

On March 26, 2018, the BPU approved NJNG's petition to decrease its CIP rates, by $16.2 million annually, effective October 1, 2017. On May 29, 2018, NJNG filed its annual petition with the BPU to decrease its CIP rates, which will result in a $30.9 million annual recovery decrease, effective October 1, 2018.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2018	2017	2018	2017
Weather (1)	$(1,438)	$3,333	$439	$19,261
Usage	(1,469)	(1,502)	(2,940)	(2,202)
Total	$(2,907)	$1,831	$(2,501)	$17,059

(1)
Compared with the CIP 20-year average, weather was 6 percent colder-than-normal and 16.3 percent warmer-than-normal during the three months ended June 30, 2018 and 2017, respectively, and 0.1 percent and 9.9 percent warmer-than-normal during the nine months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, NJNG had $6.6 million in regulatory liabilities related to CIP to be returned to customers in future periods on the Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2017, NJNG had $17.7 million in regulatory assets related to CIP to be collected from customers in future periods on the Unaudited Condensed Consolidated Balance Sheets.

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
(1) Data source from Platts, a division of McGraw Hill Financial.

The maximum daily price was $94.93 and $8.71 and the minimum daily price was $0.53 and $0.36 for the nine months ended June 30, 2018 and 2017, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On March 26, 2018, the BPU approved maintaining NJNG's BGSS rate for residential and small commercial customers and an increase to its balancing charge rate, which resulted in a $3.7 million increase to the annual revenues credited to BGSS that was effective October 1, 2017. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers and balancing charge revenues are credited to BGSS. During the nine months ended June 30, 2017, NJNG issued bill credits of $42 million as a result of a decline in the wholesale price of natural gas. There were no bill credits issued during the nine months ended June 30, 2018, related to BGSS prices.

On May 29, 2018, NJNG filed its annual petition with the BPU to maintain its BGSS rate for residential and small commercial customers and increase its balancing charge rate resulting in a $10.8 million increase to the annual revenues credited to BGSS, effective October 1, 2018.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of its natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Should performance of the existing incentives or market conditions warrant, NJNG is permitted to propose a process to re-evaluate and discuss its incentive programs annually. Utility gross margin from incentive programs was $9.8 million and $10.1 million during the nine months ended June 30, 2018 and 2017, respectively. A more detailed discussion of the impacts to utility gross margin can be found in the Natural Gas Distribution Operating Results section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Hedging

In order to provide relative price stability to its natural gas supply portfolio, NJNG employs a hedging strategy with the goal of having at least 75 percent of the Company's projected winter periodic BGSS gas sales volumes hedged by each November 1 and at least 25 percent of the projected periodic BGSS gas sales hedged for the following April through March period. This is accomplished with the use of various financial instruments including futures, swaps and options used in conjunction with commodity and/or weather-related hedging activity.

Due to the capital-intensive nature of NJNG's operations, significant changes in interest rates can impact NJNG's results. In June 2015, NJNG entered into a treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with a $125 million debt issuance that was finalized in May 2018. The debt issuance coincided with the maturity of NJNG's $125 million, 5.6 percent notes that came due on May 15, 2018. This treasury lock was settled on March 13, 2018, which coincided with the pricing of the new debt being issued. Settlement of the treasury lock resulted in a $2.6 million loss, which is recorded as a component of regulatory assets on the Unaudited Condensed Consolidated Balance Sheets and will be amortized in earnings over the term of the $125 million notes that were issued on May 11, 2018.

A more detailed discussion of NJNG's debt can be found in the Liquidity and Capital Resources and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Societal Benefits Charge

USF

NJNG's qualifying customers are eligible for the USF program, which is administered by the New Jersey Department of Community Affairs, to help make energy bills more affordable. In September 2017, the BPU approved NJNG's annual USF compliance filing to decrease the statewide USF rate, which resulted in a $2.6 million annual decrease, effective October 1, 2017.

On June 22, 2018, NJNG filed its annual USF compliance filing to increase the statewide USF and Lifeline rates, which will result in a $7.3 million annual increase, anticipated to be effective October 1, 2018.

Environmental Remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $140.8 million as of June 30, 2018, a decrease of $7.1 million, compared with September 30, 2017.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 3. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2018	2017	2018	2017
Operating revenues	$104,538	$121,362	$631,389	$602,464
Operating expenses
Gas purchases (1)	55,404	49,448	282,147	229,357
Operation and maintenance	42,412	34,807	117,062	101,793
Regulatory rider expense	5,542	5,216	36,915	37,710
Depreciation and amortization	13,473	12,425	39,609	36,718
Energy and other taxes	6,283	7,115	39,296	37,202
Total operating expenses	123,114	109,011	515,029	442,780
Operating income	(18,576)	12,351	116,360	159,684
Other income, net	1,928	1,390	4,297	3,240
Interest expense, net of capitalized interest	6,226	6,294	19,285	19,510
Income tax (benefit) provision	(25,314)	1,496	4,381	46,882
Net income	$2,440	$5,951	$96,991	$96,532

(1)
Includes related party transactions of approximately $2.3 million for the three months ended June 30, 2018 and 2017, and $54.9 million and $8.5 million for the nine months ended June 30, 2018 and 2017, respectively, the majority of which is eliminated in consolidation.

Operating Revenues and Gas Purchases

During the three months ended June 30, 2018, compared with the three months ended June 30, 2017, operating revenues decreased by 13.9 percent and gas purchases increased by12 percent. During the nine months ended June 30, 2018, compared with the nine months ended June 30, 2017, operating revenues and gas purchases increased by 4.8 percent and 23 percent, respectively. The factors contributing to the (decreases) increases in operating revenues and gas purchases are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018 v. 2017		2018 v. 2017
(Thousands)	Operating revenues	Gas purchases	Operating revenues	Gas purchases
Tax Act impact	$(24,737)	$—	$(34,096)	$—
CIP adjustments	(4,813)	—	(19,634)	—
Off-system sales	(5,350)	(5,406)	(9,603)	(10,087)
Average BGSS rates (2)	(129)	(63)	615	887
Firm sales	13,122	5,701	52,000	20,692
Bill credits (1)	—	—	41,971	39,260
NJ RISE/SAFE II	533	—	4,296	—
Other (3)	4,550	5,724	(6,624)	2,038
Total (decrease) increase	$(16,824)	$5,956	$28,925	$52,790

(1)	Operating revenues includes changes in sales tax of $2.7 million during the nine months ended June 30, 2018, compared with the nine months ended June 30, 2017.

(2)
Operating revenues includes changes in sales tax of $66,000 and $272,000 during the three and nine months ended June 30, 2018, compared with the three and nine months ended June 30, 2017, respectively.

(3)	Other includes changes in rider rates, including those related to NJCEP and other programs.

The decreases in operating revenues and increases in gas purchases during the three months ended June 30, 2018, compared with the three months ended June 30, 2017 were due primarily to:

•
the Tax Act impact, which is comprised of customer credits related to the the initial revaluation of excess deferred income taxes and the overcollection of taxes from customers during the second quarter of fiscal 2018, including related interest, as well as the effects from the reduction in base rates related to the Tax Act implemented during the third quarter;

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

•	lower off-system sales due primarily to reduction in volumes of 25.4 percent, partially offset by an increase of 6.2 percent in the average price of gas sold;

•	a decrease in CIP due primarily to weather being colder-than-normal during fiscal 2018, compared with warmer-than-normal weather during fiscal 2017; partially offset by

•	increased firm sales due primarily to customer growth and higher usage related to weather being 26 percent colder.

The increases in operating revenues and gas purchases during the nine months ended June 30, 2018, compared with the nine months ended June 30, 2017 were due primarily to:

•	increased firm sales due primarily to customer growth and higher usage related to weather being 10.2 percent colder;

•	bill credits issued to residential and small commercial customers during fiscal 2017 that did not occur in fiscal 2018; partially offset by

•	credits related to the Tax Act, as previously discussed;

•	a decrease in CIP due primarily to normal weather during fiscal 2018, compared with warmer-than-normal weather during fiscal 2017; and

•	lower off-system sales due primarily to reduction in volumes of 21.3 percent, partially offset by an increase of 13.3 percent in the average price of gas sold.

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

Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure, to NJNG's utility gross margin is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2018	2017	2018	2017
Operating revenues	$104,538	$121,362	$631,389	$602,464
Less:
Gas purchases	55,404	49,448	282,147	229,357
Energy taxes (1)	5,493	6,208	35,770	33,796
Regulatory rider expense	5,542	5,216	36,915	37,710
Utility gross margin	$38,099	$60,490	$276,557	$301,601

(1)	Energy taxes includes only sales tax on operating revenues, excluding tax-exempt sales.

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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2018		2017		2018		2017
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$20,155	6.6	$34,837	5.4	$179,445	42.7	$193,934	37.7
Commercial, industrial and other	6,610	1.4	9,342	1.1	39,758	8.2	44,157	7.9
Firm transportation	6,857	2.7	11,408	2.6	43,294	13.9	48,858	12.7
Total utility firm gross margin/throughput	33,622	10.7	55,587	9.1	262,497	64.8	286,949	58.3
BGSS incentive programs	2,974	34.1	3,400	43.7	9,769	109.5	10,108	129.8
Interruptible/off-tariff agreements	1,503	11.3	1,503	11.5	4,291	29.7	4,544	36.4
Total utility gross margin/throughput	$38,099	56.1	$60,490	64.3	$276,557	204.0	$301,601	224.5

Utility Firm Gross Margin

Utility firm gross margin decreased $22 million and $24.5 million during the three and nine months ended June 30, 2018, respectively, compared with the three and nine months ended June 30, 2017, due primarily to credits related to the Tax Act, partially offset by customer growth and increased return on the NJ RISE/SAFE II programs.

BGSS Incentive Programs

The factors contributing to the change in utility gross margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2018 v. 2017	2018 v. 2017
Storage	$(29)	$(597)
Capacity release	(452)	(226)
Off-system sales	55	484
Total decrease	$(426)	$(339)

The decrease during the three and nine months ended June 30, 2018, compared with the three and nine months ended June 30, 2017, was due primarily to timing differences of injections and fewer market opportunities for the storage incentive program and a decrease in capacity release due to less volume and lower values, partially offset by increased margins in off-system sales.

Operation and Maintenance Expense

The factors contributing to the increases in O&M expense is as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2018 v. 2017	2018 v. 2017
Compensation and benefits	$5,870	$8,702
Consulting and legal	369	2,846
Shared corporate costs	1,115	1,926
Other	251	1,795
Total increase	$7,605	$15,269

The increase in O&M expense during the three and nine months ended June 30, 2018, compared with the three and nine months ended June 30, 2017, was due primarily to higher compensation costs due primarily to increases in headcount and healthcare premiums, higher consulting and legal expenses, as well as, an increase in shared corporate costs.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Depreciation Expense

Depreciation expense increased $1 million and $2.9 million during the three and nine months ended June 30, 2018, respectively, compared with the three and nine months ended June 30, 2017, as a result of additional utility plant being placed into service.

Income Tax (Benefit) Provision

Income tax provision decreased $26.8 million resulting in an income tax benefit during the three months ended June 30, 2018, compared with the three months ended June 30, 2017, and decreased $42.5 million during the nine months ended June 30, 2018, compared with the nine months ended June 30, 2017, due primarily to the impacts from the Tax Act, as previously discussed.

Net Income

Net income decreased $3.5 million and $459,000 during the three and nine months ended June 30, 2018, compared with the three and nine months ended June 30, 2017, due primarily to increased O&M and decreased utility gross margin, partially offset by, the decrease in the income tax provision, as previously discussed.

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

Solar

Solar projects placed in service and related expenditures are as follows:

	Three Months Ended
	June 30,
($ in Thousands)	2018			2017
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected	2	23.0	$48,019	2	20.0	$45,511
Net-metered:
Commercial	—	—	9	1	2.5	6,303
Residential	221	2.1	6,493	320	3.1	8,411
Total placed in service	223	25.1	$54,521	323	25.6	$60,225

	Nine Months Ended
	June 30,
($ in Thousands)	2018			2017
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected	2	23.0	$48,022	2	20.0	$46,164
Net-metered:
Commercial	—	—	74	1	2.5	6,488
Residential	612	5.7	17,787	1,008	9.4	27,824
Total placed in service	614	28.7	$65,883	1,011	31.9	$80,476

Since inception, Clean Energy Ventures has constructed a total of 217.8 MW of solar capacity and has an additional 30.7 MW under construction. Projects that are placed in service through December 31, 2019, qualify for a 30-percent federal ITC. The credit will decline to 26 percent for property under construction during 2020 and to 22 percent for property under construction

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

during 2021. The ITC will be reduced to 10 percent for any property that is under construction before 2022, but not placed in service before 2024.

During fiscal 2017, Clean Energy Ventures entered into sale-leaseback arrangements for two of its commercial solar projects, by which the ITCs and other tax benefits associated with these solar projects were transferred to the buyer. Clean Energy Ventures expects to utilize sale-leaseback arrangements, based on market conditions, as an option to finance its commercial solar projects during the fourth quarter of fiscal 2018.

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

	Nine Months Ended
	June 30,
	2018	2017
Inventory balance as of October 1,	48,357	24,135
SRECs generated	153,215	125,730
SRECs delivered	(88,562)	(76,669)
Inventory balance as of June 30,	113,010	73,196

During the nine months ended June 30, 2018, SRECs generated increased inventory by 21.9 percent, compared with the nine months ended June 30, 2017, and the average SREC sales price was $226 and $232 during the nine months ended June 30, 2018, and 2017, respectively.

Clean Energy Ventures hedges a portion of its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of SREC inventory and projected SREC production related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2018	100%
2019	84%
2020	83%
2021	54%

(1)	Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of SRECs/RECs by our solar and wind assets. All related costs are included as a component of O&M expenses on the Unaudited Condensed Consolidated Statements of Operations, including such expenses as facility maintenance and various fees.

Onshore Wind

Clean Energy Ventures has invested in small to mid-size onshore wind projects that fit its investment profile and had a total of 116.9 MW of wind capacity as of June 30, 2018. The wind projects are eligible for PTCs for a 10-year period following commencement of operations and have PPAs of various terms in place, which typically govern the sale of energy, capacity and/or renewable energy credits.

On June 1, 2018, Clean Energy Ventures completed the sale of its membership interest in its 9.7 MW wind farm in Two Dot, Montana to NorthWestern Energy for a total purchase price of $18.5 million. The transaction generated a pre-tax gain of approximately $965,000, which is recognized as a reduction to O&M on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In March 2018, Clean Energy Ventures committed to a plan to sell its remaining wind assets and it is probable that these sales will be completed within the next 12 months. Accordingly, the Company classified its wind assets and related liabilities as held for sale, as of March 31, 2018, on Unaudited Condensed Consolidated Balance Sheets.

Operating Results

Clean Energy Ventures’ financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2018	2017	2018	2017
Operating revenues	$15,348	$14,915	$42,210	$35,425
Operating expenses
Operation and maintenance	5,974	5,441	17,467	15,990
Depreciation and amortization	6,702	8,154	24,565	23,118
Other taxes	216	304	885	953
Total operating expenses	12,892	13,899	42,917	40,061
Operating income (loss)	2,456	1,016	(707)	(4,636)
Other income, net	130	1,305	177	2,048
Interest expense, net	4,708	4,345	13,260	11,724
Income tax benefit	(565)	(8,122)	(87,275)	(44,765)
Net (loss) income	$(1,557)	$6,098	$73,485	$30,453

Operating Revenues

Operating revenues increased $433,000 and $6.8 million during the three and nine months ended June 30, 2018, respectively, compared with the three and nine months ended June 30, 2017, due primarily to higher SREC sales and increased electricity sales from wind and solar assets.

Operation and Maintenance Expense

O&M expense increased $533,000 and $1.5 million during the three and nine months ended June 30, 2018, respectively, compared with the three and nine months ended June 30, 2017, due primarily to increased consulting expenses, additional maintenance costs associated with wind and solar assets, partially offset by a pre-tax gain of $965,000, associated with the sale of the Two Dot wind farm.

Depreciation Expense

Depreciation expense decreased $1.5 million during the three months ended June 30, 2018, compared with the three months ended June 30, 2017, due primarily to depreciation expense on wind assets no longer being recorded resulting from their reclassification as held for sale in March 2018. Depreciation expense increased $1.4 million during the nine months ended June 30, 2018, compared with the nine months ended June 30, 2017, as a result of increases in solar capital additions, partially offset by depreciation expense on wind assets no longer being recorded.

Income Tax (Benefit)

Income tax benefit decreased $7.6 million during the three months ended June 30, 2018, compared with the three months ended June 30, 2017, due primarily to a decrease in tax credits recognized. Income tax benefit increased $42.5 million during the nine months ended June 30, 2018, compared with the nine months ended June 30, 2017, due primarily to an income tax benefit of $63.8 million associated with the Tax Act, which was caused by a revaluation of the deferred tax liability related to the book versus tax differences in depreciation calculated on property related items, as discussed above, partially offset by the decrease in tax credits recognized.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net Income

Net income decreased $7.7 million during the three months ended June 30, 2018, compared with the three months ended June 30, 2017, due primarily to the decreased income tax benefit, as previously discussed. Net income increased $43 million during the nine months ended June 30, 2018, compared with the nine months ended June 30, 2017, due primarily to the increased income tax benefit resulting from the impact of the Tax Act, as previously discussed.

Non-GAAP Financial Measures

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating the operating results of Clean Energy Ventures. GAAP requires us, during the interim periods, to estimate our annual effective tax rate and use this rate to calculate the year-to-date tax provision. We also determine an annual estimated effective tax rate for NFE purposes and calculate a quarterly tax adjustment based on the differences between our forecasted net income and our forecasted NFE for the fiscal year. This adjustment is applied to Clean Energy Ventures, as such adjustment is primarily related to tax credits generated by Clean Energy Ventures. Since this adjustment is made to reflect the forecasted tax rate, no adjustment is needed at year end. Accordingly, for NFE purposes, the annual estimated effective tax rate is 12.5 percent for fiscal 2018 and 10.6 percent for fiscal 2017.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2018	2017	2018	2017
Net (loss) income	$(1,557)	$6,098	$73,485	$30,453
Add:
Net income to NFE tax adjustment	728	178	6,987	1,408
Net (loss) financial earnings	$(829)	$6,276	$80,472	$31,861

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

On February 28, 2018, NJR sold all of the issued and outstanding shares of capital stock of NJR Retail Services, which was a component of our Energy Services segment. The Company received $9.5 million in cash and a natural gas swap contract with a gain at inception of $14.6 million. The sale generated a pre-tax gain of $3.7 million, which was recognized as a reduction to O&M on the Unaudited Condensed Consolidated Statements of Operations.

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

Operating Results

Energy Services’ financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2018	2017	2018	2017
Operating revenues (1)	$409,405	$307,139	$1,612,699	$1,064,607
Operating expenses
Gas purchases (including demand charges (2)(3))	423,861	301,106	1,492,418	1,008,675
Operation and maintenance	10,312	4,359	15,792	13,828
Depreciation and amortization	21	16	50	49
Other taxes	317	370	2,553	1,137
Total operating expenses	434,511	305,851	1,510,813	1,023,689
Operating (loss) income	(25,106)	1,288	101,886	40,918
Other income	134	6	240	6
Interest expense, net	581	586	3,041	1,873
Income tax (benefit) provision	(4,786)	(1,767)	32,922	11,334
Net (loss) income	$(20,767)	$2,475	$66,163	$27,717

(1)
Includes related party transactions of approximately $(12,000) and $309,000 for the three months ended June 30, 2018 and 2017, respectively, and $49.6 million and $621,000 for the nine months ended June 30, 2018 and 2017, respectively, which is eliminated in consolidation.

(2)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to ten years.

(3)
Includes related party transactions of approximately $1.1 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively, and $3.4 million and $3.4 million for the nine months ended June 30, 2018 and 2017, respectively, a portion of which is eliminated in consolidation.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Energy Services' portfolio of financial derivative instruments are composed of:

	Nine Months Ended
	June 30,
(in Bcf)	2018	2017
Net short futures contracts	51.5	89.3

Operating Revenues and Gas Purchases

Operating revenues increased $102.3 million and gas purchases increased $122.8 million during the three months ended June 30, 2018, compared with the three months ended June 30, 2017, due primarily to increased demand fees, partially offset by favorable price spreads due to warmer than normal temperatures during April and June.

Operating revenues increased $548.1 million and gas purchases increased $483.7 million during the nine months ended June 30, 2018, compared with the nine months ended June 30, 2017, due primarily to colder weather, resulting in increased storage withdrawals due to higher demand coupled with higher volatility from natural gas price spreads.

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

Operation and Maintenance Expense

O&M expense increased $6 million during the three months ended June 30, 2018, compared with the three months ended June 30, 2017, due primarily to increased compensation. O&M expense increased $2 million during the nine months ended June 30, 2018, compared with the nine months ended June 30, 2017, due primarily to increased compensation, partially offset by the pre-tax gain of $3.7 million, associated with the sale of NJR Retail Services.

Income Tax Provision

Income tax benefit increased $3 million during the three months ended June 30, 2018, compared with the three months ended June 30, 2017, due primarily to decreased operating income, as previously discussed, and the lower effective tax rate as a result of the new tax legislation. Income tax provision increased $21.6 million during the nine months ended June 30, 2018, respectively, compared with the nine months ended June 30, 2017, due primarily to increased operating income and income tax expense of $9.2 million related to the revaluation of deferred tax assets due to the Tax Act, partially offset by the lower effective tax rate as a result of the new tax legislation.

Net Income

Net income decreased $23.2 million during the three months ended June 30, 2018, compared with the three months ended June 30, 2017, due primarily to increased demand fees and O&M expense, as previously discussed. Net income increased $38.4 million during the nine months ended June 30, 2018, respectively, compared with the nine months ended June 30, 2017, due primarily to the increase in operating revenue, partially offset by an increase in income tax expense, as previously discussed.

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

Financial Margin

The following table is a computation of Energy Services' financial margin:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2018	2017	2018	2017
Operating revenues (1)	$409,405	$307,139	$1,612,699	$1,064,607
Less: Gas purchases	423,861	301,106	1,492,418	1,008,675
Add:
Unrealized loss (gain) on derivative instruments and related transactions	2,874	(15,672)	24,498	(41,661)
Effects of economic hedging related to natural gas inventory (2)	4,474	13,203	(14,788)	29,592
Financial margin	$(7,108)	$3,564	$129,991	$43,863

(1)
Includes unrealized (gains) related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $(309,000) for the three months ended June 30, 2017, and $1.7 million and $(873,000) for the nine months ended June 30, 2018 and 2017, respectively.

(2)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

A reconciliation of operating income, the closest GAAP financial measure, to Energy Services' financial margin is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2018	2017	2018	2017
Operating (loss) income	$(25,106)	$1,288	$101,886	$40,918
Add:
Operation and maintenance	10,312	4,359	15,792	13,828
Depreciation and amortization	21	16	50	49
Other taxes	317	370	2,553	1,137
Subtotal	(14,456)	6,033	120,281	55,932
Add:
Unrealized loss (gain) on derivative instruments and related transactions	2,874	(15,672)	24,498	(41,661)
Effects of economic hedging related to natural gas inventory	4,474	13,203	(14,788)	29,592
Financial margin	$(7,108)	$3,564	$129,991	$43,863

Financial margin decreased $10.7 million during the three months ended June 30, 2018, compared with the three months ended June 30, 2017, due primarily to increased demand fees and compensation expense, partially offset by favorable price spreads due to warmer than normal temperatures during April and June. Financial margin increased $86.1 million during the nine months ended June 30, 2018, respectively, compared with the nine months ended June 30, 2017, due primarily to colder weather, resulting in increased storage withdrawals due to higher demand coupled with higher volatility from natural gas price spreads.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net Financial Earnings

A reconciliation of Energy Services' net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2018	2017	2018	2017
Net (loss) income	$(20,767)	$2,475	$66,163	$27,717
Add:
Unrealized loss (gain) on derivative instruments and related transactions	2,874	(15,672)	24,498	(41,661)
Tax effect (1)	(649)	5,874	(3,364)	15,595
Effects of economic hedging related to natural gas inventory	4,474	13,203	(14,788)	29,592
Tax effect	(1,011)	(4,947)	5,518	(11,077)
Net financial (loss) earnings	$(15,079)	$933	$78,027	$20,166

(1)
Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $2,000 and $112,000 during the three months ended June 30, 2018 and 2017, respectively, and $(652,000) and $312,000 for the nine months ended June 30, 2018 and 2017, respectively.

NFE decreased $16 million during the three months ended June 30, 2018, compared with the three months ended June 30, 2017, due primarily to the decrease in financial margin, as previously discussed. NFE increased $57.9 million during the nine months ended June 30, 2018, compared with the nine months ended June 30, 2017, due primarily to higher financial margin, partially offset by an an income tax expense of $9.2 million associated with the Tax Act, as previously discussed.

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

Midstream Segment

Overview

Our Midstream segment invests in natural gas assets, such as natural gas transportation and storage facilities. We believe that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide us a growth opportunity. To that end, we have a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates and a 20 percent ownership interest in PennEast, a natural gas pipeline. PennEast received a Certificate of Public Convenience and Necessity for the project from FERC on January 19, 2018. PennEast has advised that it currently expects the pipeline to be completed and operational in 2019. However, the project could be delayed beyond 2019, due to factors beyond PennEast’s ability to control or estimate precisely, including potential delays in obtaining (or the inability to obtain) governmental and regulatory approvals and land-use rights, and unforeseen construction delays. As of June 30, 2018, our net investments in Steckman Ridge and PennEast were $117.6 million and $70.2 million, respectively.

Operating Results

The financial results of our Midstream segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2018	2017	2018	2017
Equity in earnings of affiliates	$3,907	$4,049	$12,104	$13,499
Operation and maintenance	$515	$354	$1,476	$739
Other income, net	$1,558	$1,085	$4,135	$2,993
Interest expense, net	$471	$211	$1,165	$681
Income tax provision (benefit)	$989	$1,609	$(8,723)	$4,760
Net income	$3,489	$2,959	$22,315	$10,294

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Equity in earnings of affiliates decreased $142,000 and $1.4 million during the three and nine months ended June 30, 2018, respectively, compared with the three and nine months ended June 30, 2017, due primarily to lower AFUDC at PennEast during the three and nine months ended June 30, 2018.

O&M expense increased $161,000 and $737,000 during the three and nine months ended June 30, 2018, compared with the three and nine months ended June 30, 2017, respectively, due primarily to increased shared corporate costs and donation expense.

Other income increased $473,000 and $1.1 million during the three and nine months ended June 30, 2018, compared with the three and nine months ended June 30, 2017, respectively, due primarily to increased dividend income from our investment in DM Common Units and interest income from Steckman Ridge.

Interest expense, net increased $260,000 and $484,000 during the three and nine months ended June 30, 2018, compared with the three and nine months ended June 30, 2017, respectively, due primarily to increased intercompany borrowing at PennEast.

Income taxes decreased $620,000 during the three months ended June 30, 2018, compared with the three months ended June 30, 2017, due primarily to the decrease in the effective tax rate as a result of the new tax legislation. Income taxes decreased $13.5 million during the nine months ended June 30, 2018, creating a tax benefit, compared with income tax expense during the nine months ended June 30, 2017, due primarily to an income tax benefit of $13.9 million associated with the Tax Act.

Net income increased $530,000 and $12 million during the three and nine months ended June 30, 2018, compared with the three and nine months ended June 30, 2017, due primarily to the income tax benefit and the decrease in effective tax rate related to the Tax Act, as previously discussed, partially offset by lower equity in earnings of affiliates, as previously discussed.

Home Services and Other Operations

Overview

The financial results of Home Services and Other consist primarily of the operating results of NJRHS and CR&R. NJRHS provides service, sales and installation of appliances to approximately 110,000 service contract customers and has been focused on growing its installation business and expanding its service contract customer base. Home Services and Other also includes organizational expenses incurred at NJR.

Operating Results

The consolidated financial results of Home Services and Other are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2018	2017	2018	2017
Operating revenues	$14,759	$14,408	$32,977	$32,918
Operation and maintenance	$10,791	$11,224	$32,008	$29,805
Energy and other taxes	$1,006	$1,007	$3,119	$3,076
Other income, net	$351	$273	$6,259	$6,101
Income tax provision	$1,122	$853	$11,539	$1,674
Net income (loss)	$2,128	$1,295	$(7,982)	$3,545

O&M decreased $433,000 during the three months ended June 30, 2018, compared with the three months ended June 30, 2017, due primarily to decreased shared corporate costs. O&M increased $2.2 million during the nine months ended June 30, 2018, compared with the nine months ended June 30, 2017, due primarily to a pre-tax gain of $1.9 million, associated with the sale of a 56,400 square foot office building that was recorded during the nine months ended June 30, 2017.

Income tax provision increased $269,000 during the three months ended June 30, 2018, compared with the three months ended June 30, 2017, due primarily to an increase in operating income. Income tax provision increased $9.9 million during the nine months ended June 30, 2018, compared with the nine months ended June 30, 2017, due primarily to tax expense of $10.8 million associated with the Tax Act, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income increased $833,000 during the three months ended June 30, 2018, compared with the three months ended June 30, 2017, due primarily to the decrease in the effective tax rate as a result of the Tax Act, as previously discussed. Net income decreased $11.5 million during the nine months ended June 30, 2018, respectively, compared with the nine months ended June 30, 2017, due primarily to increased income tax provision, as previously discussed.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2018	2017	2018	2017
Net income (loss)	$2,128	$1,295	$(7,982)	$3,545
Add:
Unrealized loss on derivative instruments and related transactions	(204)	—	(325)	—
Tax effect	69	—	96	—
Net financial earnings (loss)	$1,993	$1,295	$(8,211)	$3,545

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

Our consolidated capital structure was as follows:

	June 30, 2018	September 30, 2017
Common stock equity	52%	46%
Long-term debt	44	38
Short-term debt	4	16
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $19 million and $41.7 million of equity by issuing approximately 460,000 and 1,014,000 new shares through the waiver discount feature of the DRP during the three and nine months ended June 30, 2018, respectively. NJR issued no new shares through the waiver discount feature of the DRP during the three and nine months ended June 30, 2017.

NJR also raised $3.7 million and $13.6 million of equity through the DRP, by issuing approximately 92,000 and 334,000 shares of treasury stock, during the three and nine months ended June 30, 2018, respectively. NJR raised $4.1 million and $13.8 million of equity through the DRP, by issuing approximately 102,000 and 381,000 shares of treasury stock, during the three and nine months ended June 30, 2017, respectively.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of June 30, 2018, we repurchased a total of approximately 17.1 million of those shares and may repurchase an additional 2.4 million shares under the approved program. There were no shares repurchased during the three and nine months ended June 30, 2018 and the three months ended June 30, 2017. 105,000 shares were repurchased during the nine months ended June 30, 2017.

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

We believe that as of June 30, 2018, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of June 30, 2018, NJR had revolving credit facilities totaling $425 million, with $373.5 million available under the facilities.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of June 30, 2018, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $234.3 million.

Short-term borrowings were as follows:

	Three Months Ended	Nine Months Ended
(Thousands)	June 30, 2018
NJR
Notes Payable to banks:
Balance at end of period	$42,100	$42,100
Weighted average interest rate at end of period	2.90%	2.90%
Average balance for the period	$143,325	$241,843
Weighted average interest rate for average balance	2.85%	2.51%
Month end maximum for the period	$155,600	$330,900
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$15,000	$15,000
Weighted average interest rate at end of period	1.97%	1.97%
Average balance for the period	$632	$21,333
Weighted average interest rate for average balance	.66%	1.14%
Month end maximum for the period	$15,000	$51,000

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Due to the seasonal nature of natural gas prices and demand and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in the November through January time frame.

NJR

As noted above, based on its average borrowings during the three and nine months ended June 30, 2018, NJR's average interest rate was 2.85 percent and 2.51 percent, respectively, resulting in interest expense of approximately $1 million and $4.4 million, respectively.

As of June 30, 2018, NJR had five letters of credit outstanding totaling $9.4 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

On December 14, 2017, NJR entered into a four-month $75 million revolving line of credit facility. On January 19, 2018, NJR amended the agreement to increase the available amount to $100 million. This facility expired on April 14, 2018, with no amounts outstanding.

On June 25, 2018, the $425 million NJR Credit Facility was amended to permit liens and the disposition of assets relating to sale leaseback or other similar tax equity financing arrangements of meter assets or of solar or wind facilities. These transactions are permissible so long as NJR is in compliance with certain covenants both before and after such incurrence, and if no event of default may be caused by such sale leaseback or similar arrangement.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

As noted above, based on its average borrowings during the three and nine months ended June 30, 2018, NJNG's average interest rate was 0.66 percent and 1.14 percent, respectively, resulting in interest expense of approximately $3,000 and $218,000, respectively.

As of June 30, 2018, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

Long-Term Debt

NJR

As of June 30, 2018, NJR had the following outstanding:

•$25 million of 2.51 percent senior notes due September 15, 2018;

•$100 million variable rate term loan due August 16, 2019;

•$50 million of 3.25 percent senior notes due September 2022;

•$50 million of 3.2 percent senior notes due August 18, 2023;

•$100 million of 3.48 percent senior notes due November 7, 2024

•$100 million of 3.54 percent senior notes due August 18, 2026; and

•$100 million of 3.96 percent senior notes due June 8, 2028.

Neither NJNG nor its assets are obligated or pledged to support NJR's long-term debt.

On January 26, 2018, NJR entered into a variable-for-fixed interest rate swap on NJR's existing $100 million variable rate term loan due August 16, 2019, which fixed the variable rate at 2.84 percent.On July 17, 2018, the $100 million variable rate term loan was amended to permit the disposition of assets relating to sale leaseback or other similar tax equity financing arrangements of meter assets or of solar or wind facilities. These transactions are permissible so long as NJR is in compliance with certain covenants both before and after such incurrence, and if no event of default may be caused by such sale leaseback or similar arrangement.

On June 8, 2018, NJR entered into a Note Purchase Agreement, under which the Company issued $100 million of its 3.96 percent senior notes due June 8, 2028. The notes are not secured by assets, but are instead guaranteed by certain unregulated subsidiaries of NJR. The proceeds of the notes will be used for general corporate purposes, including, but not limited to, funding capital expenditures.

NJNG

As of June 30, 2018, NJNG's long-term debt consisted of $575 million in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2046, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $29.3 million in capital leases with various maturities ranging from 2018 to 2025.

On May 11, 2018, NJNG entered into a Note Purchase Agreement, under which NJNG issued $125 million of its 4.01 percent senior notes due May 11, 2048. The interest rate includes the quoted March 9, 2018 30-year treasury rate, plus a market based

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

credit spread. The notes are secured by an equal principal amount of NJNG's FMB (series VV) issued under NJNG's Mortgage Indenture. The proceeds of the notes will be used for general corporate purposes, including, but not limited to, refinancing or retiring short-term debt and funding capital expenditures.

In June 2015, NJNG entered into a treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with a $125 million debt issuance that was finalized in May 2018. This debt issuance coincided with the maturity of NJNG's $125 million, 5.6 percent notes that came due on May 15, 2018. This treasury lock was settled on March 13, 2018, which coincided with the pricing of the new debt being issued. Settlement of the treasury lock resulted in a $2.6 million loss, which is recorded as a component of regulatory assets on the Unaudited Condensed Consolidated Balance Sheets and will be amortized in earnings over the term of the $125 million, 4.01 percent notes that were issued on May 11, 2018.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Sale-Leaseback

NJNG

NJNG received $7.8 million and $9.6 million in December 2017 and 2016, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.1 million and $1 million during the nine months ended June 30, 2018 and 2017, respectively. NJNG continues to evaluate this sale-leaseback program based on current market conditions.

Clean Energy Ventures

During September 2017, Clean Energy Ventures entered into transactions to sell two of its commercial solar assets concurrent with agreements to lease the assets back over seven year periods. These sale-leasebacks are financing obligations secured by the solar assets and related future cash flows from SREC and energy sales. ITCs and other tax benefits associated with these solar projects were transferred to the buyer. Clean Energy Ventures will continue to operate the solar projects and retain ownership of SRECs generated and has the option to renew the lease or repurchase the assets at the end of the lease term. There were no solar sale-leasebacks during the nine months ended June 30, 2018 and 2017. Clean Energy Ventures expects to utilize sale-leaseback arrangements, based on market conditions, as an option to finance its commercial solar projects in fiscal 2018.

Contractual Obligations

NJNG's total capital expenditures are projected to be $226.6 million and $414.2 million, in fiscal 2018 and 2019, respectively. Total capital expenditures spent or accrued during the nine months ended June 30, 2018 were $159.1 million. NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of June 30, 2018, NJNG's future MGP expenditures are estimated to be $140.8 million. For a more detailed description of MGP expenditures see Note 12. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

Clean Energy Ventures' expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. During the nine months ended June 30, 2018, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were $95.9 million. An additional $40.8 million has been committed for solar projects to be placed into service during fiscal 2018 and beyond. We estimate solar-related capital expenditures for projects during fiscal 2018 to be between $130 million and $144 million.

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

During the nine months ended June 30, 2018, capital expenditures related to our Midstream investment in the PennEast pipeline project were $14.5 million. We estimate expenditures to be between $16 million and $20 million in fiscal 2018. Capital expenditures related to our Midstream investment in the Adelphia project were $14.9 million, which includes the initial payment of $10 million towards the purchase price. We estimate expenditures to be between $15 million and $25 million in fiscal 2018.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Off-Balance-Sheet Arrangements

Our off-balance-sheet arrangements consist of guarantees covering approximately $380 million of natural gas purchases, SREC sales and demand fee commitments and outstanding letters of credit totaling $10.1 million.

Cash Flows

Operating Activities

Cash flows from operating activities during the nine months ended June 30, 2018, totaled $392.6 million compared with $223.1 million during the nine months ended June 30, 2017. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The increase of $169.5 million in operating cash flows during the nine months ended June 30, 2018, compared with the nine months ended June 30, 2017, was due primarily to decreased working capital requirements as mention above, along with increased earnings at Energy Services due primarily to colder weather, resulting in increased storage withdrawals due to higher demand coupled with higher volatility from natural gas price spreads.

Investing Activities

Cash flows used in investing activities totaled $254.2 million during the nine months ended June 30, 2018, compared with $243.3 million during the nine months ended June 30, 2017. The increase of $10.9 million was due primarily to an increase in expenditures of $57.6 million for its utility plant, an advance payment of $10 million for the IEC acquisition and cash proceeds in fiscal 2017 of $9.4 million from a sale of a building that did not recur in fiscal 2018, partially offset by a decrease in solar expenditures of $33.5 million and cash proceeds in fiscal 2018 of $27.9 million from the sale of Two Dot wind farm and NJR Retail Services.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Cash flows used in financing activities totaled $139.5 million during the nine months ended June 30, 2018, compared with cash flows from financing activities of $44.8 million during the nine months ended June 30, 2017. The increase of $184.3 million is due primarily to increased payments of short-term borrowings at NJR along with a repayment of $125 million of NJNG series LL FMBs, offset by $225 million in new borrowings of long-term debt at NJNG and NJR, see Note 9. Debt for more details, and $41.7 million for the issuance of common stock through the waiver discount feature of the DRP.

Credit Ratings

The table below summarizes NJNG's credit ratings as of June 30, 2018, issued by two rating entities, S&P and Moody's:

	Standard and Poor's	Moody's
Corporate Rating	A	N/A
Commercial Paper	A-1	P-1
Senior Secured	A+	Aa2
Ratings Outlook	Negative	Negative

These ratings were reaffirmed by S&P on May 23, 2018 and by Moody’s on February 2, 2018. NJNG's S&P and Moody's ratings are investment-grade ratings. NJR is not a rated entity.

On January 19, 2018, Moody’s revised NJNG's rating outlook from stable to negative along with 23 other utility companies. This change reflects Moody’s view that tax reform is credit negative for regulated utilities due to reduced cash collected from customers, while the loss of bonus deprecation reduces tax deferrals. The negative outlook also considers the uncertainty over timing of any regulatory actions or changes to corporate finance polices made to offset the financial impact. This action does not currently affect any of NJNG’s short or long term borrowing rates.

On May 23, 2018, S&P revised NJNG's rating outlook from stable to negative. S&P's negative outlook reflects NJNG's rising capital spending program, corporate tax reform and modestly higher use of debt leverage to fund NJR's growing midstream business. This action does not currently affect any of NJNG’s short or long term borrowing rates.

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

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2017	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2018
Natural Gas Distribution	$(1,149)	(140)	(1,495)	$206
Energy Services	(5,552)	(15,087)	(1) (12,377)	(8,262)
Total	$(6,701)	(15,227)	(13,872)	$(8,056)
(1) Includes the addition of $9.5 million related to the fair value of the derivative instrument acquired through the disposition of NJRRS.

There were no changes in methods of valuations during the nine months ended June 30, 2018.

The following is a summary of fair market value of financial derivatives at June 30, 2018, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2018	2019	2020 - 2022	After 2022	Total Fair Value
Price based on NYMEX/CME	$1,224	4,637	2,383	8	$8,252
Price based on ICE	(4,485)	(8,757)	(3,059)	(7)	(16,308)
Total	$(3,261)	(4,120)	(676)	1	$(8,056)

The following is a summary of financial derivatives by type as of June 30, 2018:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	25.8	$2.16 - $3.01	$206
Energy Services	Futures	(30.2)	$1.50 - $4.39	(16,514)
	Swaps	(21.3)	$2.72 - $3.46	8,252
Total				$(8,056)

(1)	Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2017	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2018
Natural Gas Distribution - Prices based on other external data	$79	(6,537)	(6,229)	$(229)
Energy Services - Prices based on other external data	(3,584)	(54,493)	(36,471)	(21,606)
Total	$(3,505)	(61,030)	(42,700)	$(21,835)

The following table reflects the changes in the fair market value of interest rate contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2017	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2018
Natural Gas Distribution - Prices based on other external data	$(8,467)	5,893	(2,574)	$—
Home Services and Other - Prices based on other external data	—	286	(39)	325
Total	$(8,467)	6,179	(2,613)	$325

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $10.5 million. This analysis does not include potential changes to reported credit adjustments embedded in the $7.6 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(5,246)	$(10,493)	$(15,739)	$(20,985)
Ending derivative fair value	$7,622	$2,376	$(2,871)	$(8,117)	$(13,363)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$5,246	$10,493	$15,739	$20,985
Ending derivative fair value	$7,622	$12,868	$18,115	$23,361	$28,607

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of June 30, 2018. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Energy Services' & Clean Energy Ventures' counterparty credit exposure as of June 30, 2018, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$147,472	$125,615
Noninvestment grade	31,840	9,670
Internally rated investment grade	26,513	24,912
Internally rated noninvestment grade	10,271	3,212
Total	$216,096	$163,409

NJNG's counterparty credit exposure as of June 30, 2018, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$2,754	$2,490
Noninvestment grade	20
Internally rated investment grade	23	6
Internally rated noninvestment grade	3,694
Total	$6,491	$2,496

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2017, and is set forth in Part I, Item 1, Note 12. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended June 30, 2018, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended June 30, 2018:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
4/01/18 - 4/30/18	—	$—	—	2,431,053
5/01/18 - 5/31/18	—	—	—	2,431,053
6/01/18 - 6/30/18	—	—	—	2,431,053
Total	—	$—	—	2,431,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of June 30, 2018, included 19.5 million shares of common stock for repurchase, of which, approximately 2.4 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Bylaws of New Jersey Resources Corporation, as amended through July 10, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed on July 16, 2018)

4.1
$125,000,000 Note Purchase Agreement, dated as of May 11, 2018, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on May 11, 2018)

4.2
Third Supplemental Indenture, dated as of May 1, 2018, by and between New Jersey Natural Gas Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on May 11, 2018)

4.3
$100,000,000 Note Purchase Agreement, dated as of June 8, 2018, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 8, 2018)

10.1
First Amendment to Amended and Restated Credit Agreement, dated as of June 25, 2018, by and among New Jersey Resources Corporation and the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, in its capacity as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on June 26, 2018)

10.2
First Amendment to Amended and Restated Credit Agreement, dated as of July 17, 2018, by and among New Jersey Resources Corporation and the guarantors party thereto, the lenders party thereto and U.S. Bank National Association, in its capacity as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on July 19, 2018)

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended June 30, 2018, furnished in XBRL (eXtensible Business Reporting Language))
_______________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	August 7, 2018
By:/s/ Patrick Migliaccio
Patrick Migliaccio
Senior Vice President and
Chief Financial Officer