Form 10-K
period 2018-09-30
NEW JERSEY RESOURCES CORP
filed 2018-11-20
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission file number 001‑08359

NEW JERSEY RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)
New Jersey	22‑2376465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1415 Wyckoff Road, Wall, New Jersey 07719	732‑938‑1000
(Address of principal executive offices)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act:
Common Stock ‑ $2.50 Par Value	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒ Yes        ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes        ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes        ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes        ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer: ☒	Accelerated filer: ☐
Non-accelerated filer: ☐	Smaller reporting company: ☐
Emerging growth company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes        ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates was $3,451,945,383 based on the closing price of $40.10 per share on March 31, 2018, as reported on the New York Stock Exchange.

The number of shares outstanding of $2.50 par value common stock as of November 16, 2018 was 88,505,199.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareowners (Proxy Statement) to be held on January 23, 2019, are incorporated by reference into Part I and Part III of this report.

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

FMB	First Mortgage Bonds
GAAP	Generally Accepted Accounting Principles of the United States
HCCTR	Health Care Cost Trend Rate
Home Services and Other	Home Services and Other Operations (formerly Retail and Other Operations)
ICE	Intercontinental Exchange
IEC	Interstate Energy Company, LLC
Iroquois	Iroquois Gas Transmission L.P.
IRS	Internal Revenue Service
ISDA	The International Swaps and Derivatives Association
ITC	Investment Tax Credit
LIBOR	London Inter-Bank Offered Rate
LNG	Liquefied Natural Gas
Loan Agreement	Loan Agreement between the EDA and NJNG
MGP	Manufactured Gas Plant
MLP	Master Limited Partnership
MMBtu	Million British Thermal Units
Moody’s	Moody’s Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
NFE	Net Financial Earnings
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey’s Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company or Natural Gas Distribution segment
NJNG Credit Facility	The $250 million unsecured committed credit facility expiring in May 2019
NJR Credit Facility	The $425 million unsecured committed credit facility expiring in September 2020
NJR or The Company	New Jersey Resources Corporation

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

NJRCEV	NJR Clean Energy Ventures Corporation
NJRES	NJR Energy Services Company
NJRHS	NJR Home Services Company
NJRRS	NJR Retail Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
O&M	Operation and Maintenance
OPEB	Other Postemployment Benefit Plans
PBO	Projected Benefit Obligation
PennEast	PennEast Pipeline Company, LLC
PEP	Pension Equalization Plan
PIM	Pipeline Integrity Management
PPA	Power Purchase Agreement
Prudential Facility	NJR’s unsecured, uncommitted private placement shelf note agreement with Prudential Investment Management, Inc.
PTC	Production Tax Credit
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
S&P	Standard & Poor’s Financial Services, LLC
SAFE I	Safety Acceleration and Facility Enhancement Program, Phase I
SAFE II	Safety Acceleration and Facility Enhancement Program, Phase II
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SAVEGREEN	The SAVEGREEN Project®
Savings Plan	Employees’ Retirement Savings Plan
SBC	Societal Benefits Charge
SEC	Securities and Exchange Commission
SREC	Solar Renewable Energy Certificate
SRL	Southern Reliability Link
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Superstorm Sandy	Post-Tropical Cyclone Sandy
Talen	Talen Energy Marketing, LLC or Talen Generation, LLC
Tetco	Texas Eastern Transmission
The Exchange Act	The Securities Exchange Act of 1934, as amended
The Tax Act	An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017
Trustee	U.S. Bank National Association
TSR	Total Shareholder Return
U.S.	The United States of America
Union	International Brotherhood of Electrical Workers Local 1820
USF	Universal Service Fund

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

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs and SRECs, future rate case proceedings, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2019 and thereafter include many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors, as well as the following:

•
risks associated with our investments in clean energy projects, including the availability of regulatory incentives and federal tax credits, the availability of viable projects, our eligibility for ITCs, the future market for SRECs and electricity prices, and operational risks related to projects in service;

•
our ability to obtain governmental and regulatory approvals, land-use rights, electric grid connection (in the case of clean energy projects) and/or financing for the construction, development and operation of our unregulated energy investments, pipeline transportation systems and NJNG and Midstream infrastructure projects, including NJ RISE, SRL, PennEast and Adelphia, in a timely manner;

•	risks associated with acquisitions and the related integration of acquired assets with our current operations, including our planned Adelphia acquisition;

•	volatility of natural gas and other commodity prices and their impact on NJNG customer usage, NJNG’s BGSS incentive programs, our Energy Services segment operations and our risk management efforts;

•	our ability to comply with current and future regulatory requirements;

•
the level and rate at which NJNG’s costs and expenses are incurred and the extent to which they are approved for recovery from customers through the regulatory process, including through future base rate case filings;

•	the impact of a disallowance of recovery of environmental-related expenditures and other regulatory changes;

•	the performance of our subsidiaries;

•	operating risks incidental to handling, storing, transporting and providing customers with natural gas;

•	access to adequate supplies of natural gas and dependence on third-party storage and transportation facilities for natural gas supply;

•	the regulatory and pricing policies of federal and state regulatory agencies;

•	timing of qualifying for ITCs due to delays or failures to complete planned solar projects and the resulting effect on our effective tax rate and earnings;

•	the results of legal or administrative proceedings with respect to claims, rates, environmental issues, gas cost prudence reviews and other matters;

•	changes in rating agency requirements and/or credit ratings and their effect on availability and cost of capital to our Company;

•	risks related to cyberattacks or failure of information technology systems;

•	the impact of volatility in the equity and credit markets on our access to capital;

•
the impact to the asset values and resulting higher costs and funding obligations of our pension and postemployment benefit plans as a result of potential downturns in the financial markets, lower discount rates, revised actuarial assumptions or impacts associated with the Patient Protection;

•	commercial and wholesale credit risks, including the availability of creditworthy customers and counterparties, and liquidity in the wholesale energy trading market;

•	accounting effects and other risks associated with hedging activities and use of derivatives contracts;

•	our ability to optimize our physical assets;

•	weather and economic conditions;

•	changes to tax laws and regulations;

•	any potential need to record a valuation allowance for our deferred tax assets;

•	our ability to comply with debt covenants;

•	demographic changes in our service territory and their effect on our customer growth;

•	the impact of natural disasters, terrorist activities and other extreme events on our operations and customers;

•	the costs of compliance with present and future environmental laws, including potential climate change-related legislation;

•	environmental-related and other uncertainties related to litigation or administrative proceedings;

•	risks related to our employee workforce; and

•	risks associated with the management of our joint ventures and partnerships, and investment in a master limited partnership.

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

Our primary subsidiaries include:

New Jersey Natural Gas Company provides regulated retail natural gas service to approximately 538,700 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets. NJNG, a local natural gas distribution company, is regulated by the BPU and comprises the Company’s Natural Gas Distribution segment and is referred to herein as NJNG or Natural Gas Distribution.

NJR Clean Energy Ventures Corporation includes the results of operations and assets related to the Company’s unregulated capital investments in clean energy projects, including commercial and residential solar projects and onshore wind investments. NJRCEV comprises the Company’s Clean Energy Ventures segment and is referred to herein as Clean Energy Ventures.

NJR Energy Services Company maintains and transacts around a portfolio of physical assets consisting of natural gas storage and transportation contracts in the U.S. and Canada. NJRES also provides unregulated wholesale energy management services to other energy companies and natural gas producers. NJRES comprises our Energy Services segment and is referred to herein as Energy Services. NJR Retail Services Company provided unregulated retail natural gas supply and transportation services to commercial and industrial customers in Delaware, Maryland, Pennsylvania and New Jersey from July 2017 through February 2018. NJRRS was sold to an unrelated third party on February 28, 2018, and was included as part of our Energy Services segment for fiscal 2018 and 2017.

NJR Midstream Holdings Corporation, which comprises the Midstream segment, invests in energy-related ventures through its subsidiaries. Investments include NJR Steckman Ridge Storage Company, which holds our 50 percent combined ownership interest in Steckman Ridge, located in Pennsylvania; NJNR Pipeline, which holds our DM Common Units; and NJR Pipeline Company, which includes Adelphia Gateway, LLC and our 20 percent ownership interest in PennEast. See Note 6. Investments in Equity Investees for more information.

NJR Home Services Company provides heating, ventilation and cooling service, sales and installation of appliances to approximately 110,000 service contract customers, as well as solar installation projects, and is the primary contributor to Home Services and Other operations.

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

Net income by reporting segment and other business operations for the years ended September 30, are as follows:
* Energy Services’ net income for fiscal 2017 was $476,000 and does not show clearly in the above graph.

Assets composition by reporting segment and other business operations at September 30, are as follows:

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

Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for, the comparable GAAP measure. The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

(Thousands)	2018	2017	2016
Net income	$233,436	$132,065	$131,672
Add:
Unrealized loss (gain) on derivative instruments and related transactions	26,770	(11,241)	46,883
Tax effect	(4,512)	4,062	(17,018)
Effects of economic hedging related to natural gas inventory	(22,570)	38,470	(36,816)
Tax effect	7,362	(13,964)	13,364
NFE (1)	$240,486	$149,392	$138,085
Basic earnings per share	$2.66	$1.53	$1.53
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.31	(0.13)	0.55
Tax effect	(0.05)	0.05	(0.20)
Effects of economic hedging related to natural gas inventory	(0.26)	0.45	(0.43)
Tax effect	0.08	(0.17)	0.16
Basic NFE per share	$2.74	$1.73	$1.61
NFE during fiscal 2018 was $59.6 million, or $0.68 per share, higher due to the revaluation of deferred taxes resulting from the reduction in the federal corporate tax rate related to the Tax Act.

NFE by reporting segment and other business operations for the years ended September 30, are as follows:

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Natural Gas Distribution

General

Our Natural Gas Distribution segment consists of regulated utility operations that provide natural gas service to approximately 538,700 customers. NJNG’s service territory includes New Jersey’s Monmouth and Ocean counties and parts of Burlington, Morris and Middlesex counties. It encompasses 1,516 square miles, covering 105 municipalities with an estimated population of 1.5 million people. It is primarily suburban, highlighted by approximately 100 miles of New Jersey coastline. It is in close proximity to New York City, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation.

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

Operating Revenues/Throughput

For the fiscal years ended September 30, operating revenues and throughput by customer class are as follows:

	2018		2017		2016
($ in thousands)	Operating Revenue	Bcf	Operating Revenue	Bcf	Operating Revenue	Bcf
Residential	$441,486	45.5	$395,315	40.7	$345,597	36.9
Commercial and other	95,351	8.9	98,777	8.7	80,994	7.3
Firm transportation	65,256	15.5	73,206	14.4	69,696	14.1
Total residential and commercial	602,093	69.9	567,298	63.8	496,287	58.3
Interruptible	7,522	46.2	7,970	55.0	8,867	61.5
Total system	609,615	116.1	575,268	118.8	505,154	119.8
BGSS incentive programs (1)	122,250	42.8	120,369	49.5	89,192	56.6
Total	$731,865	158.9	$695,637	168.3	$594,346	176.4

(1)
Does not include 107.4, 128.9 and 160.1 Bcf for the capacity release program and related amounts of $5.7 million, $6.5 million and $8.1 million, which are recorded as a reduction of gas purchases on the Consolidated Statements of Operations for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

NJNG added 9,596 and 9,126 new customers and added natural gas heat and other services to another 613 and 662 existing customers in fiscal 2018 and 2017, respectively. NJNG expects its new customer annual growth rate to continue to be approximately 1.8 percent with projected additions in the range of approximately 28,000 to 30,000 new customers over the next three years. This anticipated customer growth represents approximately $5.5 million in new annual utility gross margin, a non-GAAP financial measure, as calculated under NJNG’s current CIP tariff. For a definition of utility gross margin see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Natural Gas Distribution Segment.

In fiscal 2018, no single customer represented more than 10 percent of consolidated operating revenues.

Seasonality of Gas Revenues

Therm sales are significantly affected by weather conditions, with customer demand being greatest during the winter months when natural gas is used for heating purposes. The relative measurement of the impact of weather is in degree-days. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. A degree-day is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65 degrees Fahrenheit. Each degree of temperature below 65 degrees Fahrenheit is counted as one heating degree-day. Normal heating degree-days are based on a 20-year average, calculated based on three reference areas representative of NJNG’s service territory.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

The CIP, a mechanism authorized by the BPU, stabilizes NJNG’s utility gross margin, regardless of variations in weather. In addition, the CIP decouples the link between utility gross margin and customer usage, allowing NJNG to promote energy conservation measures. Recovery of utility gross margin is subject to additional conditions, including an earnings test, a revenue test and an evaluation of BGSS-related savings achieved over a 12-month period. In May 2014, the BPU approved the continuation of the CIP program.

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

Gas Supply

Firm Natural Gas Supplies

In fiscal 2018, NJNG purchased natural gas from approximately 79 suppliers under contracts ranging from one day to one year and purchased over 10 percent of its natural gas from one supplier. NJNG believes the loss of this supplier would not have a material adverse impact on its results of operations, financial position or cash flows, as an adequate number of alternative suppliers exist. NJNG believes that its supply strategy should adequately meet its expected firm load for the upcoming winter season.

Firm Transportation and Storage Capacity

NJNG maintains agreements for firm transportation and storage capacity with several interstate pipeline companies to take delivery of firm natural gas supplies, which ensures the ability to reliably service its customers. NJNG receives natural gas at 10 citygate stations located in Middlesex, Morris and Passaic counties in New Jersey.

The pipeline companies that provide firm transportation service to NJNG’s citygate stations, the maximum daily deliverability of that capacity and the contract expiration dates are as follows:

Pipeline	Dths(1)	Expiration
Texas Eastern Transmission, L.P.	300,738	Various dates between 2019 and 2023
Transcontinental Gas Pipe Line Corp.	202,531	Various dates between 2019 and 2032
Columbia Gas Transmission Corp.	50,000	Various dates between 2024 and 2030
Tennessee Gas Pipeline Co.	25,166	Various dates between 2023 and 2024
Algonquin Gas Transmission	12,000	2020
Total	590,435

(1)	Numbers are shown net of any capacity release contracted amounts.

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

In addition, NJNG has storage contracts that provide an additional 102,941 Dths of maximum daily deliverability to NJNG’s citygate stations from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline	Dths	Expiration
Texas Eastern Transmission, L.P.	94,557	2020
Transcontinental Gas Pipe Line Corp.	8,384	2028
Total	102,941

NJNG also has upstream storage contracts. The maximum daily deliverability and contract expiration dates are as follows:

Company	Dths	Expiration
Dominion Transmission Corporation	208,214	Various dates between 2021 and 2024
Steckman Ridge, L.P.	38,000	2020
Stagecoach Pipeline & Storage Company LLC	25,337	2023
Total	271,551

NJNG utilizes its transportation contracts to transport gas to NJNG’s citygates from the Dominion Transmission Corporation, Steckman Ridge and Stagecoach Pipeline & Storage Company LLC storage fields. NJNG has sufficient firm transportation, storage and supply capacity to fully meet its firm sales contract obligations.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Citygate Supplies from Energy Services

NJNG has several citygate supply agreements with Energy Services. NJNG and Energy Services have an agreement where NJNG releases 10,000 Dths/day of Tetco capacity, 2,200 Dths/day of Dominion Energy Transmission, Inc. capacity, 10,728 Dths/day of Tennessee Gas Pipeline capacity and 1.6 million Dths of Stagecoach Pipeline & Storage Company LLC storage capacity to Energy Services for the period of April 1, 2018 to March 31, 2019. NJNG can call upon a supply of up to 20,000 Dths/day delivered to NJNG’s Texas Eastern citygate. Energy Services manages the storage inventory and NJNG can call on that storage supply as needed at NJNG’s Tennessee citygate or storage point.

NJNG also has agreements where it releases 160,000 Dths/day of its Tetco capacity to Energy Services for the period of April 1, 2016 to October 31, 2021. Under these agreements, NJNG can call upon a supply of up to 160,000 Dths/day delivered to its Texas Eastern citygate as needed. See Note 15. Related Party Transactions in the accompanying Consolidated Financial Statements for additional information regarding these transactions.

Peaking Supply

To manage its winter peak day demand, NJNG maintains two LNG facilities with a combined deliverability of approximately 170,000 Dths/day, which represents approximately 18 percent of its estimated peak day sendout. NJNG’s liquefaction facility allows NJNG to convert natural gas into LNG to fill NJNG’s existing LNG storage tanks. See Item 2. Properties-Natural Gas Distribution for additional information regarding the LNG storage facilities.

Basic Gas Supply Service

BGSS is a BPU-approved clause designed to allow for the recovery of natural gas commodity costs on an annual basis. The clause requires all New Jersey natural gas utilities to make an annual filing by each June 1 for review of BGSS rates and to request a potential rate change effective the following October 1. The BGSS also allows each natural gas utility to provisionally increase residential and small commercial customer BGSS rates on December 1 and February 1 for up to a five percent increase to the average residential heat customer’s bill on a self-implementing basis with proper notice. Such increases are subject to subsequent BPU review and final approval.

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

Wholesale natural gas prices are, by their nature, volatile. NJNG mitigates the impact of volatile price changes on customers through the use of financial derivative instruments, which are part of its storage incentive program and its BGSS clause.

Future Natural Gas Supplies

NJNG expects to meet the natural gas requirements for existing and projected firm customers. If NJNG’s long-term natural gas requirements change, NJNG expects to renegotiate and restructure its contract portfolio to better match the changing needs of its customers and changing natural gas supply landscape.

Regulation and Rates

State

NJNG is subject to the jurisdiction of the BPU with respect to a wide range of matters such as base rates and regulatory rider rates, the issuance of securities, the safety and adequacy of service, the manner of keeping its accounts and records, the sufficiency of natural gas supply, pipeline safety, environmental issues, compliance with affiliate standards and the sale or encumbrance of its properties. In September 2016, the BPU approved NJNG’s filing for an increase to base rates in the amount of $45 million, effective October 2016. See Note 3. Regulation in the accompanying Consolidated Financial Statements for additional information regarding NJNG’s rate proceedings.

Federal

FERC regulates rates charged by interstate pipeline companies for the transportation and storage of natural gas. This affects NJNG’s agreements with several interstate pipeline companies for the purchase of such services. Costs associated with these services are currently recoverable through the BGSS.

New Jersey Resources Corporation
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

The BPU, within the framework of the EDECA, fully opened NJNG’s residential markets to competition, including third-party suppliers, and restructured rates to segregate its BGSS and delivery (i.e., transportation) prices. New Jersey’s natural gas utilities must provide BGSS in the absence of a third-party supplier. On September 30, 2018, NJNG had 26,490 residential and 9,636 commercial and industrial customers utilizing the transportation service.

Clean Energy Ventures

Our Clean Energy Ventures segment invests in, owns and operates clean energy projects, including commercial and residential solar installations located in New Jersey, and wind farms located in Iowa, Kansas, Wyoming and Pennsylvania.

As of September 30, 2018, Clean Energy Ventures has constructed a total of 231.3 MW of solar capacity in New Jersey that has qualified for ITCs, including a combination of residential and commercial net-metered and grid-connected solar systems. As part of its solar investment program, Clean Energy Ventures operates a residential lease program, The Sunlight Advantage®, which provides qualifying homeowners with the opportunity to have a solar system installed at their home with no installation or maintenance expenses. Clean Energy Ventures owns, operates and maintains the system over the life of the lease in exchange for monthly lease payments. The program is operated by Clean Energy Ventures using qualified contracting partners in addition to strategic suppliers for material standardization and sourcing. The residential solar lease and PPA market is highly competitive, with various companies operating in New Jersey. Clean Energy Ventures competes on price, quality and brand reputation, leveraging its partner network and customer referrals.

Clean Energy Ventures’ commercial solar projects are sourced through various channels and include both net-metered and grid-connected systems. Net-metered projects involve the sale of energy to a host and grid-connected systems into the wholesale energy markets. Project construction is competitively sourced through third parties. New Jersey has the sixth largest solar market in the U.S., according to the Solar Energy Industries Association®, with a large number of firms competing in all facets of the market including development, financing and construction.

Our solar systems are registered and certified with the BPU’s Office of Clean Energy and qualified to produce SRECs. One SREC is created for every MWh of electricity produced by a solar generator. Clean Energy Ventures sells the SRECs it generates to a variety of counterparties, including electric load-serving entities that serve electric customers in New Jersey and are required to comply with the solar carve-out of the Renewable Portfolio Standard, a regulation that requires the increased production of energy from renewable energy sources. Solar projects are also currently eligible for federal ITCs in the year that they are placed into service.

As of September 30, 2018, Clean Energy Ventures has a total of 116.9 MW of wind capacity. The wind projects are eligible for PTCs for a 10-year period following commencement of operations and have PPAs of various terms in place, which typically govern the sale of energy, capacity and/or renewable energy credits.

In March 2018, Clean Energy Ventures committed to a plan to sell its remaining wind assets and it is probable that the sale will be completed within the next 12 months. Accordingly, wind assets and related liabilities are classified as held for sale on the Consolidated Balance Sheets.

On June 1, 2018, Clean Energy Ventures completed the sale of its membership interest in its 9.7 MW wind farm in Two Dot, Montana to NorthWestern Energy for a total purchase price of $18.5 million. The transaction generated a pre-tax gain of approximately $951,000, which is recognized as a reduction to O&M on the Consolidated Statements of Operations.

Clean Energy Ventures is subject to various risks including those associated with adverse federal and state legislation and regulatory policies, construction delays that can impact the timing or eligibility of tax incentives, technological changes and the future market of SRECs. See Item 1A. Risk Factors for additional information regarding these risks.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Energy Services

Our Energy Services segment consists of unregulated wholesale and retail natural gas operations and provides producer and asset management services to a diverse customer base across North America. Energy Services has acquired contractual rights to natural gas storage and transportation assets it utilizes to implement its strategic and opportunistic market strategies. The rights to these assets were acquired in anticipation of delivering natural gas, performing asset management services for customers or identifying strategic opportunities that exist in or between the market areas that it serves. These opportunities are driven by price differentials between market locations and/or time periods. Energy Services’ activities are conducted in the market areas in which it has strong expertise, including the U.S. and Canada. Energy Services differentiates itself in the marketplace based on price, reliability and quality of service. Its competitors include wholesale marketing and trading companies, utilities, natural gas producers and financial institutions. Energy Services’ portfolio of customers includes regulated natural gas distribution companies, industrial companies, electric generators, natural gas/liquids processors, retail aggregators, wholesale marketers and natural gas producers.

While focusing on maintaining a low-risk operating and counterparty credit profile, Energy Services’ activities specifically consist of the following elements:

•	Providing natural gas portfolio management services to nonaffiliated and our affiliated natural gas utility, electric generation facilities and natural gas producers;

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

From July 2017 through February 2018, NJRRS provided retail natural gas supply and transportation services to commercial and industrial customers in Delaware, Maryland, Pennsylvania and New Jersey. NJRRS was sold to an unrelated third party on February 28, 2018. See Note 17. Dispositions for more details.

In fiscal 2018, Energy Services purchased over 10 percent of its natural gas from one supplier. Energy Services believes the loss of this supplier would not have a material adverse impact on its results of operations, financial position or cash flows, as an adequate number of alternative suppliers exist.

Transportation and Storage Transactions

Energy Services focuses on creating value from the use of its physical assets, which are typically amassed through contractual rights to natural gas storage and transportation capacity. These assets become more valuable when favorable price changes occur that impact the value between or within market areas and across time periods. On a forward basis, Energy Services may hedge these price differentials through the use of financial instruments. In addition, Energy Services may seek to optimize these assets on a daily basis, as market conditions warrant, by evaluating natural gas supply and transportation availability within its portfolio. This enables Energy Services to capture geographic pricing differences across various regions, as delivered natural gas prices may change favorably as a result of market conditions. Energy Services may, for example, initiate positions when intrinsic financial margin is present, and then enhance that financial margin as prices change across regions or time periods.

Energy Services also engages in park-and-loan transactions with storage and pipeline operators, where Energy Services will either borrow (receive a loan of) natural gas with an obligation to repay the storage or pipeline operator at a later date or “park” natural gas with an obligation to withdraw at a later date. In these cases, Energy Services evaluates the economics of the transaction to determine if it can capture pricing differentials in the marketplace and generate financial margin. Energy Services evaluates deal attributes such as fixed fees, calendar spread value from deal inception until volumes are scheduled to be returned and/or repaid, as well as the time value of money. If this evaluation demonstrates that financial margin exists, Energy Services may enter into the transaction and hedge with natural gas futures contracts, thereby locking in financial margin.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Energy Services maintains inventory balances to satisfy existing or anticipated sales of natural gas to its counterparties and/or to create additional value, as described above. During fiscal 2018 and 2017, Energy Services managed and sold 662.4 Bcf and 521.6 Bcf of natural gas, respectively. In addition, as of September 30, 2018 and 2017, Energy Services had 34.1 Bcf or $90.2 million of gas in storage and 53.9 Bcf or $122.9 million of gas in storage, respectively.

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

Volatility

Energy Services’ activities are also subject to price volatility or supply/demand dynamics within its wholesale markets, including in the Northeastern, Appalachian, West Coast and Mid-Continent regions. Changes in natural gas supply can affect capacity values and Energy Services’ financial margin, described below, that is generated from the optimization of transportation and storage assets. With its focus on risk management, Energy Services continues to diversify its revenue stream by identifying new growth opportunities in producer and asset management services. Energy Services has added new counterparties and strategic storage and transportation assets to its portfolio, which currently includes an average of approximately 49.1 Bcf of firm storage and 1.5 Bcf/day of firm transportation capacity. Energy Services continues to expand its geographic footprint.

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

Risk Management

In conducting its business, Energy Services mitigates risk by following formal risk management guidelines, including transaction limits, segregation of duties and formal contract and credit review approval processes. Energy Services continuously monitors and seeks to reduce the risk associated with its counterparty credit exposures. Our Risk Management Committee oversees compliance with these established guidelines.

Midstream

Our Midstream segment includes investments in FERC-regulated interstate natural gas transportation and storage assets and is comprised of the following subsidiaries:

•
NJR Steckman Ridge Storage Company, which holds our 50 percent equity investment in Steckman Ridge. Steckman Ridge is a Delaware limited partnership, jointly owned and controlled by our subsidiaries and subsidiaries of Enbridge Inc., that built, owns and operates a natural gas storage facility with up to 12 Bcf of working gas capacity in Bedford County, Pennsylvania. The facility has direct access to the Texas Eastern and Dominion Transmission pipelines and has access to the Northeast and Mid-Atlantic markets;

•
NJR Pipeline Company, which includes our 20 percent equity investment in PennEast. PennEast is expected to construct a 120-mile, FERC-regulated interstate natural gas pipeline system that will extend from northern Pennsylvania to western New Jersey. Adelphia, our wholly owned subsidiary of NJR Pipeline Company, was established in anticipation of acquiring the membership interests in IEC. Upon closing, Adelphia will include an existing 84-mile pipeline in southeastern Pennsylvania and related assets and rights of way; and

•	NJR Midstream Holdings Corporation, which, through its subsidiary NJNR Pipeline Company, holds approximately 1.84 million DM Common Units.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

OTHER BUSINESS OPERATIONS

Home Services and Other

Home Services and Other operations consist primarily of the following unregulated affiliates:

•	NJRHS, which provides heating, ventilation and cooling service, sales and installation of appliances to approximately 110,000 service contract customers, as well as installation of solar equipment;

•	NJR Plumbing Services, Inc., which provides plumbing repair and installation services;

•	CR&R, which holds commercial real estate; and

•	NJR Service Corporation, which provides shared administrative and financial services to the Company and all of its subsidiaries.

ENVIRONMENT

We along with our subsidiaries are subject to legislation and regulation by federal, state and local authorities with respect to environmental matters. We believe that we are, in all material respects, in compliance with all applicable environmental laws and regulations.

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential estimated liabilities related to the investigation and remedial action on these sites. Based on this review, NJNG has estimated that the total future expenditures to remediate and monitor the MGP sites for which it is responsible will range from approximately $117.7 million to $204.1 million.

NJNG’s estimate of these liabilities is based upon known and measurable facts, existing technology and enacted laws and regulations in place when the review was completed in fiscal 2018. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. As of September 30, 2018, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $130.8 million on the Consolidated Balance Sheets, which represents its most likely possible liability and recoverable regulatory asset; however, actual costs may differ from these estimates.

EMPLOYEE RELATIONS

As of September 30, 2018, the Company and our subsidiaries employed 1,068 employees compared with 1,052 employees as of September 30, 2017. Of the total number of employees, NJNG had 446 and 444 and NJRHS had 97 and 104 Union or Represented employees as of September 30, 2018 and 2017, respectively. NJNG and NJRHS have collective bargaining agreements with the Union, which is affiliated with the American Federation of Labor and Congress of Industrial Organizations, that expire in December 2018 and April 2019, respectively. The labor agreements cover wage increases and other benefits, including the defined benefit pension (which was closed to all employees hired on or after January 1, 2012, with the exception of certain rehires who are eligible to resume active participation), the postemployment benefit plan (which was closed to all employees hired on or after January 1, 2012) and the enhanced 401(k) retirement savings plan. Collective bargaining negotiations with the Union for represented NJNG employees commenced in October 2018 and are expected to commence in February 2019 for represented NJRHS employees. We consider our relationship with employees, including those covered by collective bargaining agreements, to be in good standing.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

AVAILABLE INFORMATION AND CORPORATE GOVERNANCE DOCUMENTS

The following reports and any amendments to those reports are available free of charge on our website at http://investor.njresources.com/corporate-governance/sec-filings as soon as reasonably possible after filing or furnishing them with the SEC:

•	Annual reports on Form 10-K;

•	Quarterly reports on Form 10-Q; and

•	Current reports on Form 8-K.

The following documents are available free of charge on our website (http://investor.njresources.com/corporate-governance):

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

In Part III of this Form 10-K, we incorporate certain information by reference from our Proxy Statement for our 2019 Annual Meeting of Shareowners. We expect to file that Proxy Statement with the SEC on or about December 13, 2018. We will make it available on our website as soon as reasonably possible following that filing date. Please refer to the Proxy Statement when it is available.

A printed copy of each document is available free of charge to any shareholder who requests it by contacting the Corporate Secretary at New Jersey Resources Corporation, 1415 Wyckoff Road, Wall, New Jersey 07719.

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

Our investments in solar energy projects are subject to substantial risks and uncertainties.

Our investments in commercial and residential solar energy projects are dependent, in part, upon current regulatory incentives and federal tax credits in order for the projects to be economically viable. Our return on investment for these solar projects is based substantially on our eligibility for ITCs and the future market value of SRECs that are traded in a competitive marketplace in the State of New Jersey. As a result, these projects face the risk that the current regulatory programs and tax laws may expire or be adversely modified. Furthermore, a sustained decrease in the value of SRECs could negatively impact the return on our investment and could result in our portfolio of solar assets becoming impaired. The market for such projects is also limited, which creates increased competition and higher investment costs that may result in fewer investment opportunities that meet our return requirements.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

In addition, there are risks associated with our ability to develop and manage such projects profitably, including logistical risks and potential delays related to construction, permitting, regulatory approvals (including any approvals by the BPU required pursuant to recently enacted solar energy legislation in the State of New Jersey) and electric grid interconnection, as well as the operational risk that the projects in service will not perform according to expectations due to equipment failure, suboptimal weather conditions or other economic factors beyond our control. All of the aforementioned risks could reduce the availability of viable solar energy projects for development. Furthermore, at the development or acquisition stage, our ability to predict actual performance results may be hindered or inaccurate and the projects may not perform as predicted.

We may be unable to obtain governmental approvals, property rights and/or financing for the construction, development and operation of our proposed energy investments and projects in a timely manner or at all.

Construction, development and operation of energy investments, such as natural gas storage facilities, NJNG infrastructure improvements, such as SRL and NJ RISE, pipeline transportation systems, such as PennEast, planned Adelphia acquisition and solar energy projects are subject to federal and state regulatory oversight and require certain property rights, such as easements and rights-of-way from public and private property owners, as well as regulatory approvals, including environmental and other permits and licenses for such facilities and systems. We or our joint venture partnerships may be unable to obtain, in a cost-efficient or timely manner, all such needed property rights, permits and licenses to successfully construct and develop our energy facilities and systems. Successful financing of our energy investments requires participation by willing financial institutions and lenders, as well as acquisition of capital at favorable interest rates. If we do not obtain the necessary regulatory approvals, property rights and financing, our equity investments could be impaired. Such impairment could have a materially adverse effect on our financial condition, results of operations and cash flows.

Uncertainties associated with our planned Adelphia acquisition could adversely affect our business, results of operations, financial condition and cash flows.

In October 2017, we announced our planned Adelphia acquisition, involving the future operation and maintenance of a natural gas transmission pipeline extending approximately 90 miles into eastern Pennsylvania. As part of the acquisition we expect to convert the remaining sections of the southern mainline of the pipeline utilized to transport oil to transport natural gas. The completion of the acquisition is subject to various closing conditions, including, but not limited to, receipt of necessary permits and regulatory actions, such as those from the FERC and the Pennsylvania Public Utility Commission, and other pending regulatory determinations, such as compliance with anti-trust laws. There can be no assurance that we will receive the necessary approvals for the transaction or receive them within the expected timeframe. The announcement and pendency of our planned Adelphia acquisition, as well as any delays in the expected timeframe, could cause disruption and create uncertainties, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the acquisition is completed.

Any acquisitions that we may undertake involve risks and uncertainties. We may not realize the anticipated synergies, cost savings and growth opportunities as a results of these transactions.

The integration of acquisitions requires significant time and resources. Investments of resources are required to support any acquisition, which could result in significant ongoing operating expenses and may experience challenges when combining separate business cultures, information technology systems and employees, and those challenges may divert senior management’s time and attention. If we fail to successfully integrate assets and liabilities through the entities which we acquire, we may not fully realize all of the growth opportunities, benefits expected from the transaction, cost savings and other synergies and, as a result, the fair value of assets acquired could be impaired. We assess long-lived assets, including intangible assets associated with acquisitions for impairment whenever events or circumstances indicate that an asset’s carrying amount may not be recoverable. To the extent the value of long-lived assets become impaired, the impairment charges could have a material impact on our financial condition and results of operations.

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

While NJNG expects to meet its customers’ demand for natural gas for the foreseeable future, factors impacting suppliers and other third parties, including the inability to develop additional interstate pipeline infrastructure, lack of supply sources, increased competition, further deregulation, transportation costs, possible climate change legislation, transportation availability and drilling for new natural gas resources, may impact the supply and price of natural gas. In addition, any significant disruption in the availability of supplies of natural gas could result in increased supply costs, higher prices for customers and potential supply disruptions to customers.

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

We are subject to substantial regulation from federal, state and local authorities. We are required to comply with numerous laws and regulations and to obtain numerous authorizations, permits, approvals and certificates from governmental agencies. These agencies regulate various aspects of our business, including customer rates, services, construction and natural gas pipeline operations.

The FERC has regulatory authority over some of our operations, including sales of natural gas in the wholesale and retail markets and the purchase and sale of interstate pipeline and storage capacity. FERC will also have regulatory authority over Adelphia’s operations. Any Congressional legislation or agency regulation that would alter these or other similar statutory and regulatory structures in a way to significantly raise costs that could not be recovered in rates from customers, that would reduce the availability of supply or capacity or that would reduce our competitiveness could negatively impact our earnings. In addition, changes in and compliance with laws such as the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 could increase federal regulatory oversight and administrative costs that may not be recovered in rates from customers, which could have an adverse impact on our earnings.

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

NJNG records regulatory assets on its financial statements to reflect the ratemaking and regulatory decision-making authority of the BPU as allowed by GAAP. The creation of a regulatory asset allows for the deferral of costs, which, absent a mechanism to recover such costs from customers in rates approved by the BPU, would be charged to expense on its income statement in the period incurred. Primary regulatory assets that are subject to BPU approval include the recovery of BGSS and USF costs, remediation costs associated with NJNG’s MGP sites, CIP, NJCEP, economic stimulus plans, certain deferred income tax and pension and other postemployment benefit plans. If there were to be a change in regulatory positions surrounding the collection of these deferred costs there could be a material impact on NJNG’s existing tariff or a future base rate case, as well as our financial condition, results of operations and cash flows.

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

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

Our regulated operations are subject to certain operating risks incidental to handling, storing, transporting and providing customers with natural gas.

Our regulated operations are subject to all operating hazards and risks incidental to handling, storing, transporting and providing customers with natural gas, including our natural gas vehicle refueling stations and LNG facilities. These risks include catastrophic failure of the interstate pipeline system, explosions, pollution, release of toxic substances, fires, storms, safety issues and other adverse weather conditions and hazards, each of which could result in damage to or destruction of facilities or damage to persons and property. We could suffer substantial losses should any of these events occur. Moreover, as a result, NJNG has been, and likely will be, a defendant in legal proceedings and litigation arising in the ordinary course of business. Although NJNG maintains insurance coverage, insurance may not be sufficient to cover all material expenses related to these risks.

NJNG and Energy Services rely on storage, transportation assets and suppliers, which they do not own or control, to deliver natural gas.

NJNG and Energy Services depend on natural gas pipelines and other storage and transportation facilities owned and operated by third parties to deliver natural gas to wholesale and retail markets and to provide retail energy services to customers. Their ability to provide natural gas for their present and projected sales will depend upon their suppliers’ ability to obtain and deliver additional supplies of natural gas, as well as NJNG’s ability to acquire supplies directly from new sources. Factors beyond the control of NJNG, its suppliers and the independent suppliers that have obligations to provide natural gas to certain NJNG customers may affect NJNG’s ability to deliver such supplies. These factors include other parties’ control over the drilling of new wells and the facilities to transport natural gas to NJNG’s citygate stations, development of additional interstate pipeline infrastructure, availability of supply sources, competition for the acquisition of natural gas, priority allocations, impact of severe weather disruptions to natural gas supplies and the regulatory and pricing policies of federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the United States. Energy deregulation legislation may increase competition among natural gas utilities and impact the quantities of natural gas requirements needed for sales service. Energy Services also relies on a firm supply source to meet its energy management obligations to its customers. If supply, transportation or storage is disrupted, including for reasons of force majeure, the ability of NJNG and Energy Services to sell and deliver their products and services may be hindered. As a result, they may be responsible for damages incurred by their customers, such as the additional cost of acquiring alternative supply at then-current market rates. Particularly for Energy Services, these conditions could have a material impact on our financial condition, results of operations and cash flows.

Risks related to the regulation of NJNG could affect the rates it is able to charge, its costs and its profitability.

NJNG is subject to regulation by federal, state and local authorities. These authorities regulate many aspects of NJNG’s distribution and transmission operations, including construction and maintenance of facilities, operations, safety, tariff rates that NJNG can charge customers, rates of return, the authorized cost of capital, recovery of pipeline replacement, environmental remediation costs and relationships with its affiliates. NJNG’s ability to obtain rate increases, including base rate increases, extend its BGSS incentive and CIP programs and maintain its currently authorized rates of return may be impacted by events, including regulatory or legislative actions. There can be no assurance that NJNG will be able to obtain rate increases and continue its BGSS incentive, CIP, RAC and SAVEGREEN programs or continue to earn its currently authorized rates of return.

A change in our effective tax rate as a result of a failure to qualify for ITCs or being delayed in qualifying for ITCs due to delays or failures to complete planned solar energy projects within the safe harbor period may have a material impact on our earnings.

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

In the ordinary conduct of business, we are involved in legal or administrative proceedings before various courts and governmental bodies with respect to general claims, rates, permitting, taxes, environmental issues, gas cost prudence reviews and other matters. Adverse decisions regarding these matters, to the extent they require us to make payments in excess of amounts provided for in our financial statements or are not covered by insurance or indemnity rights, could adversely affect our results of operations, cash flows and financial condition.

Credit rating downgrades could increase financing costs, limit access to the financial markets and negatively affect NJR and its subsidiaries.

Rating agencies Moody’s and S&P currently rate NJNG’s debt as investment grade. If such ratings are downgraded below investment grade, borrowing costs could increase, as will the costs of maintaining certain contractual relationships and obtaining future financing. Even if ratings are downgraded without falling below investment grade, NJR and NJNG could face increased borrowing costs under their current and future credit facilities. Our ability to borrow and costs of borrowing have a direct impact on our subsidiaries’ ability to execute their operating strategies, particularly in the case of NJNG, which relies heavily upon capital expenditures financed by its credit facility.

If we suffer a reduction in our credit and borrowing capacity or in our ability to issue parental guarantees, the business prospects of Energy Services, Clean Energy Ventures and Midstream, which rely on our creditworthiness, would be adversely affected. Energy Services could possibly be required to comply with various margin or other credit enhancement obligations under its trading and marketing contracts, and it may be unable to continue to trade or be able to do so only on less favorable terms with certain counterparties. Clean Energy Ventures could be required to seek alternative financing for its projects, and may be unable to obtain such financing or able to do so only on less favorable terms. In addition, NJNR Pipeline Company may not be able to finance its capital obligations to PennEast.

Additionally, lower credit ratings could adversely affect relationships with NJNG’s state regulators, who may be unwilling to allow NJNG to pass along increased costs to its natural gas customers.

Cyberattacks or failure of information technology systems could adversely affect our business operations, financial condition and results of operations.

We continue to place ever-greater reliance on technological tools that support our business operations and corporate functions, including tools that help us manage our natural gas distribution and energy trading operations and infrastructure. The failure of, or security breaches related to, these technologies could materially adversely affect our business operations, our financial position, results of operations and cash flows.

We rely on information technology to manage our natural gas distribution, energy trading and other corporate operations, maintain customer, employee, Company and vendor data, prepare our financial statements and perform other critical business processes. This technology may fail due to cyberattack, physical disruption, design and implementation defects or human error. Disruption or failure of business operations and information technology systems could harm our facilities or otherwise adversely impact our ability to safely deliver natural gas to our customers, serve our customers effectively or manage our assets. Additionally, an attack on, or failure of, information technology systems could result in the unauthorized release of customer, employee or other confidential or sensitive data. Any of the foregoing events could adversely affect our business reputation, diminish customer confidence, disrupt operations, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability.

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

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

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

Our economic hedging activities that are designed to protect against commodity and financial market risks, including the use of derivative contracts in the normal course of our business, may cause fluctuations in reported financial results and financial losses that negatively impact results of operations and our stock price.

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

In addition, we could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management’s judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could adversely affect the value of the reported fair value of these contracts.

Energy Services’ earnings and cash flows are dependent upon optimization of its physical assets.

Energy Services’ earnings and cash flows are based, in part, on its ability to optimize its portfolio of contractually-based natural gas storage and pipeline assets. The optimization strategy involves utilizing its physical assets to take advantage of differences in natural gas prices between geographic locations and/or time periods. Any change among various pricing points could affect these differentials. In addition, significant increases in the supply of natural gas in Energy Services’ market areas, including as a result of increased production along the Marcellus Shale, can reduce Energy Services’ ability to take advantage of pricing fluctuations in the future. Changes in pricing dynamics and supply could have an adverse impact on Energy Services’ optimization activities, earnings and cash flows. Energy Services incurs fixed demand fees to acquire its contractual rights to storage and transportation assets. Should commodity prices at various locations or time periods change in such a way that Energy Services is not able to recoup these costs from its customers, the cash flows and earnings at Energy Services, and ultimately the Company, could be adversely impacted.

Changes in weather conditions may affect earnings and cash flows.

Weather conditions and other natural phenomena can have an adverse impact on our earnings and cash flows. Severe weather conditions can impact suppliers and the pipelines that deliver gas to NJNG’s distribution system. Extended mild weather, during either the winter period or summer period, can have a significant impact on demand for and the cost of natural gas. While we believe the CIP mitigates the impact of weather variations on NJNG’s margin, severe weather conditions may have an impact on the ability of suppliers and pipelines to deliver the natural gas to NJNG, which can negatively affect our earnings. The CIP does not mitigate the impact of severe weather conditions on our cash flows.

Future results at Energy Services are subject to volatility in the natural gas market due to weather. Variations in weather may affect earnings and working capital needs throughout the year. During periods of milder temperatures, demand and volatility in the natural gas market may decrease, which can negatively impact Energy Services’ earnings and cash flows.

Changes in tax laws or regulations may negatively affect our results of operations, net income, financial condition and cash flows.

We are subject to taxation by various taxing authorities at the federal, state and local levels. On December 22, 2017, the President signed into law the Tax Act. The newly enacted legislation included a broad range of tax reform initiatives, including a reduction to the federal statutory corporate tax rate from 35 percent to 21 percent, modification of bonus depreciation and changes to the deductibility of certain business-related expenses. Any future change in tax laws, including the Tax Act, or interpretation of such laws, could adversely affect our results of operations, net income, financial condition and cash flows. In addition, we cannot predict how our federal and state regulators will apply such tax change in our future rates.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

A valuation allowance may be required for our deferred tax assets.

As a result of the Tax Act’s decrease to the federal statutory corporate tax rate, we revalued our deferred tax assets and liabilities at the enactment date to reflect the rates expected to be in effect when the deferred tax assets and liabilities are realized or settled. Since these adjustments are based on assumptions we made with respect to our book versus tax differences and the timing of when those differences will reverse, the revaluation of our net deferred tax liabilities is subject to change as information and assumptions are updated. Our deferred tax assets are comprised primarily of investment tax credits and state net operating losses. Any further revaluation of our deferred tax assets that may be required in the future could have a material adverse impact on our financial condition and results of operations.

Failure by NJR and/or NJNG to comply with debt covenants may impact our financial condition.

Our long-term debt obligations contain financial covenants related to debt-to-capital ratios and, in the case of NJNG, an interest coverage ratio. These debt obligations also contain provisions that put limitations on our ability to finance future operations or capital needs or to expand or pursue certain business activities. For example, certain of these agreements contain provisions that, among other things, put limitations on our ability to make loans or investments, make material changes to the nature of our businesses, merge, consolidate or engage in asset sales, grant liens or make negative pledges. Furthermore, the debt obligations and our sale-leaseback agreements contain covenants and other provisions requiring us to provide timely delivery of accurate financial statements prepared in accordance with GAAP. The failure to comply with any of these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of outstanding debt obligations and/or the inability to borrow under existing revolving credit facilities. We have relied, and continue to rely, upon short-term bank borrowings or commercial paper supported by our revolving credit facilities to finance the execution of a portion of our operating strategies. NJNG is dependent on these capital sources to purchase its natural gas supply and maintain its properties. The acceleration of our outstanding debt obligations and our inability to borrow under the existing revolving credit facilities would cause a material adverse change in NJR’s and NJNG’s financial condition.

Changes in customer growth may affect earnings and cash flows.

NJNG’s ability to increase its utility firm gross margin is dependent upon the new construction housing market, as well as the conversion of customers to natural gas from other fuel sources. During periods of extended economic downturns, prolonged weakness in housing markets or slowdowns in the conversion market, there could be an adverse impact on NJNG’s utility firm gross margin, earnings and cash flows. Furthermore, while our estimates regarding customer growth are based in part upon information from third parties, the estimates have not been verified by an independent source and are subject to the aforementioned risks and uncertainties, which could cause actual results to materially deviate from the estimates.

We may be adversely impacted by natural disasters, pandemic illness, terrorist activities and other extreme events to which we may be unable to promptly respond.

Local or national natural disasters, pandemic illness, terrorist activities, catastrophic failure of the interstate pipeline system and other extreme events are a threat to our assets and operations. Companies in our industry that are located in our service territory may face a heightened risk due to exposure to acts of terrorism that could target or impact our natural gas distribution, transmission and storage facilities and disrupt our operations and ability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas that could affect our operations. Natural disasters or actual or threatened terrorist activities may also disrupt capital markets and our ability to raise capital, or may impact our suppliers or our customers directly. A local disaster or pandemic illness could result in part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. In addition, these risks could result in loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to the Company. Our regulators may not allow us to recover from our customers part or all of the increased cost related to the foregoing events, which could negatively affect our financial condition, results of operations and cash flows.

A slow or inadequate response to events that could cause business interruption may have an adverse impact on operations and earnings. We may be unable to obtain sufficient insurance to cover all risks associated with local and national disasters, pandemic illness, terrorist activities, catastrophic failure of the interstate pipeline system and other events, which could increase the risk that an event adversely affects our financial condition, results of operations and cash flows.

Our costs of compliance with present and future environmental laws are significant and could adversely affect our cash flows and profitability.

Our operations are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and site remediation. Compliance with these laws and regulations

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

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

Our ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new employees as our aging employees retire. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor could adversely affect the ability to manage and operate our business. Furthermore, NJNG and NJRHS have collective bargaining agreements with the Union that expire in December 2018 and April 2019, respectively. Union negotiations for represented NJNG employees commenced in October 2018 and are expected to commence in February 2019 for represented NJRHS employees. Disputes with the Union over terms and conditions of the agreement could result in instability in our labor relationship and work stoppages that could impact the timely delivery of gas and other services from our utility, which could strain relationships with customers and state regulators and cause a loss of revenues that could adversely affect our results of operations. Our collective bargaining agreement may also increase the cost of employing our natural gas distribution segment workforce, affect our ability to continue offering market-based salaries and employee benefits, limit our flexibility in dealing with our workforce and limit our ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today’s challenging marketplace.

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

Our certificate of incorporation and bylaws, as well as New Jersey law, contain provisions that could delay, defer or prevent an unsolicited change in control of NJR, which may negatively affect the market price of our common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then-current market price. These provisions may also prevent changes in management. In addition, our Board of Directors is authorized to issue preferred stock without stockholder approval on such terms as our Board of Directors may determine. Our common stockholders will be subject to, and may be negatively affected by, the rights of any preferred stock that may be issued in the future. In addition, we are subject to the New Jersey Shareholders’ Protection Act, which could delay or prevent a change of control of NJR.

New Jersey Resources Corporation
Part I

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Natural Gas Distribution Segment

NJNG owns approximately 7,252 miles of distribution main, 7,525 miles of service main, 227 miles of transmission main and 557,000 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

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

NJNG owns four service centers located in Rockaway Township, Morris County; Atlantic Highlands and Wall Township, Monmouth County; and Lakewood, Ocean County. These service centers house storerooms, garages, gas distribution and administrative offices. NJNG leases its headquarters and customer service facilities in Wall Township, Monmouth County; a customer service office in Asbury Park, Monmouth County; and a service center in Manahawkin, Ocean County. These customer service offices support customer contact, marketing, economic development and other functions.

Substantially all of NJNG’s properties, not expressly excepted or duly released, are subject to the lien of the Mortgage Indenture as security for NJNG’s mortgage bonds, which totaled $672 million as of September 30, 2018. In addition, under the terms of the Mortgage Indenture, NJNG could have issued up to $1 billion of additional first mortgage bonds as of September 30, 2018.

Clean Energy Ventures Segment

Clean Energy Ventures has various solar contracts, including lease agreements and easements, allowing the installation, operation and maintenance of solar equipment and access to the various properties, including commercial and residential rooftops. In addition to the lease agreements and easements, Clean Energy Ventures owns solar panels with a total of 231.3 MW of capacity throughout New Jersey and owns 79.5 acres of land in Vineland, New Jersey.

Clean Energy Ventures is also party to various land lease agreements and easements, which allow for the installation, operation and maintenance of wind turbines, associated electric collection facilities, substations, operation and maintenance buildings and access to the various properties. Clean Energy Ventures has a total of 116.9 MW of wind capacity and owns wind projects in Carroll County, Iowa, Rush County, Kansas, Carbon County, Wyoming and Somerset County, Pennsylvania. In addition to the lease agreements and easements, Clean Energy Ventures owns 1.8 acres and 7.1 acres of land for its Carroll County and Rush County wind projects, respectively. Clean Energy Ventures also owns a building on .16 acres in Rush County, Kansas that is used for operation and maintenance purposes.

Clean Energy Ventures leases office space in Wall Township, New Jersey.

Energy Services Segment

As of September 30, 2018, Energy Services leases office space in Wall Township, New Jersey, Houston, Texas, Charlotte, North Carolina and Allentown, Pennsylvania.

Midstream Segment

As of September 30, 2018, Steckman Ridge owned and/or leased storage rights on approximately 6,300 acres of land in Bedford County, Pennsylvania, with a FERC-regulated natural gas storage facility with up to 12 Bcf of working gas capacity. Equipment on the property includes a compressor station, gathering pipelines and pipeline interconnections. As of September 30, 2018, PennEast owned 74 acres of land in Carbon County, Pennsylvania and 58.7 acres of land in Mercer County, New Jersey.

New Jersey Resources Corporation
Part I

ITEM 2. PROPERTIES (Continued)

All Other Business Operations

As of September 30, 2018, CR&R’s real estate portfolio consisted of 35 acres of undeveloped land in Atlantic County, New Jersey with a net book value of $1.4 million.

NJRHS leases service centers in Dover, New Jersey and Wall Township, New Jersey.

Capital Expenditure Program

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of anticipated fiscal 2019 and 2020 capital expenditures, as applicable to our reporting segments and business operations.

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

NJNG may recover its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. NJNG recovered approximately $9.4 million annually through its SBC RAC. On July 25, 2018, the BPU approved NJNG’s annual SBC application requesting a reduction in the RAC, which decreased the annual recovery to $7 million, effective September 1, 2018. On September 21, 2018, NJNG filed its annual SBC application requesting to recover remediation expenses incurred through June 30, 2018, and an increase in the RAC, which will result in an annual increase of approximately $1.4 million, effective April 1, 2019. As of September 30, 2018, $33 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets.

NJNG periodically, and at least annually, performs an environmental review of MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester and Toms River, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $117.7 million to $204.1 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of September 30, 2018, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $130.8 million on the Consolidated Balance Sheets, based on the most likely amount. This was reduced from $149 million in fiscal 2017, due to the completion of remediation work at certain sites and a reduction to the remediation scope at another site. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

General

We are involved, and from time to time in the future may be involved, in a number of pending and threatened judicial, regulatory and arbitration proceedings relating to matters that arise in connection with the conduct of business, certain of which litigation matters are described in Note 13. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements. In view of the inherent difficulty of predicting the outcome of litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, we cannot state with confidence what the eventual outcome of the pending litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter will be, if any.

New Jersey Resources Corporation
Part I

ITEM 3. LEGAL PROCEEDINGS (Continued)

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The Company’s Executive Officers and their age, position and business experience during the past five years are set forth below.

Name	Age	Officer since	Office held during last five years
Laurence M. Downes	61	1986	Chairman of the Board (September 1996 - present) Chief Executive Officer (July 1995 - present) President (July 1995 - September 2018)
Patrick J. Migliaccio	44	2013	Senior Vice President and Chief Financial Officer (January 2016 - present) Vice President, Finance and Accounting (November 2014 - December 2015) Treasurer (August 2013 - May 2015)
Stephen D. Westhoven	50	2004
President and Chief Operating Officer (October 2018 - present)
Executive Vice President and Chief Operating Officer (November 2017 - September 2018)
Senior Vice President and Chief Operating Officer, NJRES and NJRCEV (October 2016 -
October 2017)
Senior Vice President, NJRES (May 2010 - September 2016)

Glenn C. Lockwood	57	1990	Executive Vice President (January 2011 - present) Chief Financial Officer (September 1995 - December 2015)
Amanda E. Mullan	52	2015
Senior Vice President and Chief Human Resources Officer (January 2017 - present)
Vice President and Chief Human Resources Officer (April 2015 - December 2016)
Senior Vice President of HR, N. America, Willis Group Holdings, a risk management and insurance intermediary (April 2012 - April 2015)

Jacqueline K. Shea	54	2016	Vice President and Chief Information Officer (June 2016 - present) Chief Information Officer, Godiva Chocolatier, a manufacturer of premium fine chocolates and related products (March 2011 - May 2016)
Nancy A. Washington	54	2017
Senior Vice President and General Counsel (March 2017 - present)
Senior Vice President and Chief Litigation Counsel, CIT Group Inc., a Livingston, NJ-based financial services firm (September 2010 - March 2017)

New Jersey Resources Corporation
Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

NJR’s Common Stock is traded on the New York Stock Exchange under the ticker symbol NJR. As of September 30, 2018, NJR had 52,673 holders of record of its common stock.

In 1996, the Board of Directors authorized the Company to implement a share repurchase program, which has been expanded seven times since the inception of the program. The share repurchase plan allows us to purchase our outstanding shares on the open market or in negotiated transactions, based on market and other conditions. We are not required to purchase any specific number of shares and may discontinue or suspend the program at any time. The share repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless it is earlier terminated by action of our Board of Directors or additional shares are authorized for repurchase.

The following table sets forth NJR’s repurchase activity for the quarter ended September 30, 2018:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
7/01/18 - 7/31/18	—	$—	—	2,431,053
8/01/18 - 8/31/18	—	$—	—	2,431,053
9/01/18 - 9/30/18	—	$—	—	2,431,053
Total	—	$—	—	2,431,053

New Jersey Resources Corporation
Part II

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL STATISTICS

(Thousands, except per share data)
Fiscal Years Ended September 30,	2018	2017	2016	2015	2014
SELECTED FINANCIAL DATA
Operating revenues	$2,915,109	$2,268,617	$1,880,905	$2,733,987	$3,738,145
Gas purchases	$2,275,342	$1,703,767	$1,352,686	$2,085,645	$3,139,525
Net income	$233,436	$132,065	$131,672	$180,960	$141,970
Total assets	$4,143,664	$3,928,507	$3,718,570	$3,284,357	$3,125,388
Common stock equity	$1,418,978	$1,236,643	$1,166,591	$1,106,956	$966,166
Long-term debt (1) (2)	$1,180,619	$997,080	$1,055,038	$843,595	$598,209

COMMON STOCK DATA
Earnings per share-basic	$2.66	$1.53	$1.53	$2.12	$1.69
Earnings per share-diluted	$2.64	$1.52	$1.52	$2.10	$1.67
Dividends declared per share	$1.11	$1.038	$0.975	$0.915	$0.855

NON-GAAP RECONCILIATION
Net income	$233,436	$132,065	$131,672	$180,960	$141,970
Add:
Unrealized loss (gain) on derivative instruments and related transactions	26,770	(11,241)	46,883	(38,681)	28,534
Tax effect	(4,512)	4,062	(17,018)	14,391	(10,492)
Effects of economic hedging related to natural gas inventory	(22,570)	38,470	(36,816)	(8,225)	26,639
Tax effect	7,362	(13,964)	13,364	3,058	(9,794)
Net financial earnings (3)	$240,486	$149,392	$138,085	$151,503	$176,857

Basic earnings per share	$2.66	$1.53	$1.53	$2.12	$1.69
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.31	(0.13)	0.55	(0.45)	0.34
Tax effect	(0.05)	0.05	(0.20)	0.17	(0.13)
Effects of economic hedging related to natural gas inventory	(0.26)	0.45	(0.43)	(0.10)	0.32
Tax effect	0.08	(0.17)	0.16	0.04	(0.12)
Net financial earnings per share-basic (3)	$2.74	$1.73	$1.61	$1.78	$2.10

Diluted earnings per share	$2.64	$1.52	$1.52	$2.10	$1.67
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.30	(0.13)	0.54	(0.45)	0.34
Tax effect	(0.05)	0.05	(0.20)	0.17	(0.12)
Effects of economic hedging related to natural gas inventory	(0.25)	0.44	(0.42)	(0.10)	0.31
Tax effect	0.08	(0.17)	0.15	0.04	(0.12)
Net financial earnings per share-diluted (3)	$2.72	$1.71	$1.59	$1.76	$2.08

(1)	Includes long-term capital leases of $26.4 million, $28.9 million, $30.7 million, $35.7 million and $40.4 million, respectively.

(2)	Includes long-term solar asset financing obligation of $89.8 million and $28.2 million in fiscal 2018 and 2017, respectively.

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

New Jersey Resources Corporation
Part II

ITEM 6. SELECTED FINANCIAL DATA (Continued)

NJNG OPERATING STATISTICS

Fiscal Years Ended September 30,	2018	2017	2016	2015	2014
Operating revenues ($ in thousands)
Residential	$441,486	$395,315	$345,597	$466,464	$469,831
Commercial, industrial and other	95,351	98,777	80,994	106,505	110,740
Firm transportation	65,256	73,206	69,696	77,974	86,131
Total residential and commercial	602,093	567,298	496,287	650,943	666,702
Interruptible	7,522	7,970	8,867	10,049	9,384
Total system	609,615	575,268	505,154	660,992	676,086
BGSS incentive programs	122,250	120,369	89,192	120,978	143,329
Total operating revenues	$731,865	$695,637	$594,346	$781,970	$819,415
Throughput (Bcf)
Residential	45.5	40.7	36.9	45.9	43.1
Commercial, industrial and other	8.9	8.7	7.3	9.6	8.2
Firm transportation	15.5	14.4	14.1	16.0	17.7
Total residential and commercial	69.9	63.8	58.3	71.5	69.0
Interruptible	46.2	55	61.5	47.1	10.5
Total system	116.1	118.8	119.8	118.6	79.5
BGSS incentive programs	150.2	178.4	216.7	222.4	180.8
Total throughput	266.3	297.2	336.5	341.0	260.3
Customers at year-end
Residential	474,495	460,013	448,273	437,979	422,742
Commercial, industrial and other	28,037	26,947	26,218	25,541	24,684
Firm transportation	36,126	42,790	46,608	48,673	56,777
Total residential and commercial	538,658	529,750	521,099	512,193	504,203
Interruptible	31	33	34	35	37
BGSS incentive programs	28	27	30	24	34
Total customers at year-end	538,717	529,810	521,163	512,252	504,274
Interest coverage ratio (1)	6.35	7.96	8.97	9.57	10.24
Average therm use per customer
Residential	959	885	824	1,049	1,020
Commercial, industrial and other	10,992	11,183	11,378	9,799	4,466
Degree days	4,537	4,129	3,867	5,015	5,080
Weather as a percent of normal (2)	99.5%	90.0%	82.5%	108.3%	109.6%
Number of employees	686	680	670	649	626

(1)	NJNG’s income from operations divided by interest expense.

(2)	Normal heating degree days are based on a 20-year average, calculated based upon three reference areas representative of NJNG’s service territory.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Critical Accounting Policies

We prepare our financial statements in accordance with GAAP. Application of these accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies during the reporting period. We regularly evaluate our estimates, including those related to the calculation of the fair value of derivative instruments, regulatory assets, income taxes, pension and postemployment benefits other than pensions and contingencies related to environmental matters and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In the normal course of business, estimated amounts are subsequently adjusted to actual results that may differ from estimates.

Regulatory Accounting

NJNG maintains its accounts in accordance with the FERC Uniform System of Accounts as prescribed by the BPU and recognizes the impact of regulatory decisions on its financial statements. As a result of the ratemaking process, NJNG is required to apply the accounting principles in ASC 980, Regulated Operations, which differ in certain respects from those applied by unregulated businesses. Specifically, NJNG records regulatory assets when it is probable that certain operating costs will be recoverable from customers in future periods and records regulatory liabilities associated with probable future obligations to customers.

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

As recovery of regulatory assets is subject to BPU approval, if there are any changes in future regulatory positions, which indicate that recovery of all or a portion of a regulatory asset is not probable, the related cost would be charged to income in the period of such determination.

Impairment of Long-lived assets

Property, plant and equipment and intangible assets are reviewed periodically when changes in facts and circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with the appropriate accounting guidance. When an impairment indicator is present, the Company determines if the carrying value of the asset is recoverable by comparing it to the expected undiscounted future cash flows. If carrying value of the asset is greater than the expected undiscounted future cash flows an impairment charge is recorded in an amount equal to the excess of the carrying value of the asset over its fair value.

Equity method investments are reviewed periodically when changes in facts and circumstances indicate that the current fair value may be less than the asset’s carrying amount and record an impairment charge in an amount equal to the excess of the carrying value of the asset over its fair value if the decline is other than temporary.

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

The fair value of derivative instruments is determined by reference to quoted market prices of listed exchange-traded contracts, published price quotations, pipeline tariff information and/or a combination of those items. Energy Services’ portfolio is valued using the most current and reasonable market information. If the price underlying a physical commodity transaction does not represent a visible and liquid market, Energy Services may utilize additional published pipeline tariff information and/or other services to determine an equivalent market price. As of September 30, 2018, fair value of its derivative assets and liabilities reported on the Consolidated Balance Sheets that is based on such pricing is considered immaterial.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Should there be a significant change in the underlying market prices or pricing assumptions, Energy Services may experience a significant impact on its financial position, results of operations and cash flows. Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risks for a sensitivity analysis related to the impact to derivative fair values resulting from changes in commodity prices. The valuation methods we use to determine fair values remained consistent for fiscal 2018, 2017 and 2016. We apply a discount to our derivative assets to factor in an adjustment associated with the credit risk of its physical natural gas counterparties and to our derivative liabilities to factor in an adjustment associated with its own credit risk. We determine this amount by using historical default probabilities corresponding to the appropriate S&P issuer ratings. Since the majority of our counterparties are rated investment grade, this results in an immaterial credit risk adjustment.

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

We have not designated any derivatives as fair value or cash flow hedges as of September 30, 2018 and 2017.

Income Taxes and Credits

The determination of our provision for income taxes requires the use of estimates and the interpretation and application of tax laws. Judgment is required in assessing the deductibility and recoverability of certain taxable items. We use the asset and liability method to determine and record deferred tax assets, representing future tax benefits, and deferred tax liabilities, representing future taxes payable, resulting from the differences between the financial reporting amount and the corresponding tax basis of the assets and liabilities using the enacted rates expected to be in effect at the time the differences are settled. An offsetting valuation allowance is recorded when it is more likely than not that some or all of the deferred income tax assets won’t be realized. Any significant changes to the estimates and judgments with respect to the interpretations, timing or deductibility could result in a material change to earnings and cash flows. For a more detailed description of Income Taxes see Note 12. Income Taxes in the accompanying Consolidated Financial Statements.

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

Occasionally, the federal and state taxing authorities determine that it is necessary to make certain changes to the income tax laws. These changes may include but are not limited to changes in the tax rates and/or the treatment of certain items of income or expense. Accounting guidance requires that the Company reflect the effect of tax laws or tax rates at the date of enactment. Additionally, the Company is required to re-measure its deferred tax assets and liabilities as of the date of enactment. For non-regulated entities, the effect of changes in tax rates and/or tax laws are required to be included in income from continuing operations for the period that includes the enactment date. For regulated entities, if as the result of an action by a regulator it is probable that the future increase or decrease in taxes payable for items such as changes in tax law or rates will be recovered from or returned to customers through future rates, an asset or liability shall be recognized for that probable increase or decrease in future revenue. Additionally, accounting guidance also requires that regulatory liabilities/assets be considered a temporary difference for which a deferred tax asset/liability shall be recognized. As a result, NJNG grossed up its regulatory liability to reflect the required accounting for the tax effects of the revaluation.

Concurrent with the enactment of the current tax reform legislation, the SEC issued Staff Accounting Bulletin No. 118, which lays out an approach that a registrant may follow to comply with the enactment period accounting requirements. Accordingly, registrants can have up to 12 months from the enactment date to complete the accounting for some or all of the income tax effects triggered by the enactment of the new law. Registrants need to determine and use “reasonable estimates” for some or all of the expected effects beginning with the one-year measurement period. The accounting must be finalized no later than 12 months from the enactment date. If reasonable estimates cannot be determined, the accounting should continue to be based on the old law until reasonable estimates can be determined in a subsequent period. As of September 30, 2018, our accounting for the income tax effects of the Tax Act is considered complete.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Accounting guidance requires that we establish reserves for uncertain tax positions when it is more likely than not that the positions will not be sustained when challenged by taxing authorities. We have no reason to believe that we have any future obligations associated with unrecognized tax benefits; therefore, as of September 30, 2018 and 2017, we have not recorded any liabilities related to uncertain tax positions. Any significant changes to the estimates and judgments with respect to the interpretations, timing or deductibility could result in a material change to earnings and cash flows.

To the extent that NJNG invests in property that qualifies for ITCs, the ITC is deferred and amortized to income over the life of the equipment in accordance with regulatory treatment. For our unregulated subsidiaries, we recognize ITCs as a reduction to income tax expense when the property is placed in service.

Changes to the federal statutes related to ITCs, which have the effect of reducing or eliminating the credits, could have a negative impact on earnings and cash flows.

Environmental Costs

At the end of each fiscal year, NJNG, with the assistance of an independent consulting firm, updates the environmental review of its MGP sites, including its potential liability for investigation and remedial action. From this review, NJNG estimates expenditures necessary to remediate and monitor these MGP sites. NJNG’s estimate of these liabilities is developed from then-currently available facts, existing technology and current laws and regulations.

In accordance with accounting standards for contingencies, NJNG’s policy is to record a liability when it is probable that the cost will be incurred and can be reasonably estimated. NJNG will determine a range of liabilities and will record the most likely amount. If no point within the range is more likely than any other, NJNG will accrue the lower end of the range. Since we believe that recovery of these expenditures, as well as related litigation costs, is possible through the regulatory process, we have recorded a regulatory asset corresponding to the related accrued liability. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset on the Consolidated Balance Sheets, which is based on the most likely amount.

The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations and the ultimate ability of other responsible parties to pay, as well as the potential impact of any litigation and any insurance recoveries. Previously incurred remediation costs, net of recoveries from customers and insurance proceeds received are included in regulatory assets on the Consolidated Balance Sheets.

If there are changes in the regulatory position surrounding these costs, or should actual expenditures vary significantly from estimates in that these costs are disallowed for recovery by the BPU, such costs would be charged to income in the period of such determination. See the Legal Proceedings section in Note 13. Commitments and Contingent Liabilities for more details.

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

Our postemployment employee benefit plan assets consist primarily of U.S. equity securities, international equity securities and fixed-income investments, with a targeted allocation of 34 percent, 17 percent and 41 percent, respectively. Fluctuations in actual market returns, as well as changes in interest rates, may result in increased or decreased postemployment employee benefit costs in future periods. Postemployment employee benefit expenses are included in O&M expense on the Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The following is a summary of a sensitivity analysis for each actuarial assumption:

Pension Plans
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(37,153)	$(4,095)
Discount rate	(1.00)%	$46,432	$4,756
Rate of return on plan assets	1.00%	n/a	$(2,619)
Rate of return on plan assets	(1.00)%	n/a	$2,619

Other Postemployment Benefits
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(28,595)	$(2,728)
Discount rate	(1.00)%	$36,736	$3,406
Rate of return on plan assets	1.00%	n/a	$(713)
Rate of return on plan assets	(1.00)%	n/a	$714

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Health care cost trend rate	1.00%	$36,260	$3,838
Health care cost trend rate	(1.00)%	$(28,743)	$(2,991)

On October 1, 2016, we changed our approach used to measure the service and interest cost components of our net periodic benefit costs. Previously, we estimated service cost and interest cost based on a single weighted-average discount rate from the yield curve used to measure our projected benefit obligation. We determine our service and interest cost based upon duration-specific spot rates that are aligned to each year’s future benefit payments. Under the new approach, net periodic benefit costs will be lower during periods of low interest rates and upward-sloping yield curves. Conversely, in a downward-sloping yield curve environment, costs could increase. Refer to Note 10. Employee Benefit Plans in the accompanying Consolidated Financial Statements for further discussion of our change in method.

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies in the accompanying Consolidated Financial Statements for discussion of recently issued accounting standards.

Management’s Overview

Consolidated

NJR is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in the United States and Canada. In addition, we invest in clean energy projects and midstream assets and provide various repair, sales and installations services. A more detailed description of our organizational structure can be found in Item 1. Business.

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
Energy Services (NJRES)
Unregulated Wholesale Energy Services
Optimization of Natural Gas Transportation
Optimization of Natural Gas Storage
Producer Services
Asset Management
Midstream (NJR Midstream)
Equity Investments
Natural Gas Transportation
Natural Gas Storage

In addition to our four reporting segments, we have non-utility operations that either provide corporate support services or do not meet the criteria to be treated as a separate reporting segment. These operations, which comprise Home Services and Other, include: appliance repair services, sales and installations at NJRHS and commercial real estate holdings at CR&R.

The Tax Act

On December 22, 2017, the Tax Act was signed into law, which resulted in a reduction in the federal corporate tax rate. Since our fiscal year end is September 30, it is required by the Internal Revenue Code to calculate a statutory rate based upon the federal tax rates in effect before and after the effective date of the change in the taxable year that includes the effective date. Accordingly, we applied a federal statutory tax rate of 24.5 percent during fiscal 2018 and the enacted rate of 21 percent beginning in fiscal 2019.

As a result of the Tax Act, we revalued our deferred tax assets and liabilities at the enactment date to reflect the rates expected to be in effect when the deferred tax assets and liabilities are realized or settled. As of September 30, 2018, NJNG had a regulatory liability that included excess deferred income taxes of $205.4 million, which requires amortization over the remaining life of the utility plant consistent with IRS normalization principles. During fiscal 2018, we recognized an income tax benefit of approximately $17 million for NJNG and approximately $59.6 million for the remaining entities on the Consolidated Statements of Operations. See Note 12. Income Taxes for a more detailed discussion on the Tax Act.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A summary of our consolidated results in net income and assets by reporting segment and operations for the fiscal years ended September 30, is as follows:

(Thousands)	2018		2017		2016
	Net Income	Assets	Net Income	Assets	Net Income	Assets
Natural Gas Distribution	$84,048	$2,663,054	$86,930	$2,519,578	$76,104	$2,517,401
Clean Energy Ventures	75,849	865,018	24,873	771,340	28,393	665,696
Energy Services	53,139	396,852	476	398,277	14,265	327,626
Midstream	24,367	242,069	12,857	232,806	9,406	186,259
Home Services and Other	(3,555)	114,732	6,811	114,801	2,882	109,487
Intercompany (1)	(412)	(138,061)	118	(108,295)	622	(87,899)
Total	$233,436	$4,143,664	$132,065	$3,928,507	$131,672	$3,718,570

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Net Income

The primary drivers of the changes noted above, which are described in more detail in the individual segment discussions, are discussed below.

The increase in net income of $101.4 million during fiscal 2018, compared with fiscal 2017, was primarily driven by increased operating income at Energy Services related to colder weather, resulting in increased storage withdrawals due to higher demand coupled with higher volatility resulting in an increase in natural gas price spreads. Net income also increased due to impacts from the Tax Act, including a net income tax benefit of $59.6 million and a decrease in tax expense due to the lower tax rate, which was partially offset by increased O&M expense.

The increase in net income of $393,000 during fiscal 2017, compared with fiscal 2016, was primarily driven by increased margin at our Natural Gas Distribution segment due primarily to increased base rates which were effective October 1, 2016, increased other income at Home Services and Other due to the sale of available for sale securities, increased equity in earnings of affiliates at Midstream and increased revenues and PTCs at Clean Energy Ventures. These increases were partially offset by decreased operating income at Energy Services due primarily to a decrease of $16.4 million related to changes in the value of financial hedges and a decrease at Clean Energy Ventures due primarily to increased depreciation, operating and interest expenses.

Assets

The increase in assets during fiscal 2018, compared with fiscal 2017, was due primarily to additional utility plant at our Natural Gas Distribution segment and an advance payment of $10 million for the IEC acquisition, partially offset by a decrease in regulatory assets at our Natural Gas Distribution segment, as well as a decrease in the market value of the DM Common Units at Midstream.

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

Non-GAAP Financial Measures

Our management uses NFE, a non-GAAP financial measure, when evaluating our operating results. Energy Services economically hedges its natural gas inventory with financial derivative instruments and calculates the related tax effect based on the statutory rate. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of the economic hedges with the physical sale of gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. To the extent we utilize forwards or futures to hedge forecasted SREC production, unrealized gains and losses are also eliminated for NFE purposes.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE for the fiscal years ended September 30:

(Thousands, except per share data)	2018	2017	2016
Net income	$233,436	$132,065	$131,672
Add:
Unrealized loss (gain) on derivative instruments and related transactions	26,770	(11,241)	46,883
Tax effect	(4,512)	4,062	(17,018)
Effects of economic hedging related to natural gas inventory (1)	(22,570)	38,470	(36,816)
Tax effect	7,362	(13,964)	13,364
Net financial earnings	$240,486	$149,392	$138,085

Basic earnings per share	$2.66	$1.53	$1.53
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.31	(0.13)	0.55
Tax effect	(0.05)	0.05	(0.20)
Effects of economic hedging related to natural gas inventory (1)	(0.26)	0.45	(0.43)
Tax effect	0.08	(0.17)	0.16
Basic net financial earnings per share	$2.74	$1.73	$1.61

(1)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reporting segment and other operations for the fiscal years ended September 30, discussed in more detail within the operating results sections of each segment, is summarized as follows:

(Thousands)	2018		2017		2016
Natural Gas Distribution	$84,048	35%	$86,930	58%	$76,104	55%
Clean Energy Ventures	75,849	32	24,873	17	28,393	20
Energy Services	60,378	25	18,554	12	21,934	16
Midstream	24,367	10	12,857	9	9,406	7
Home Services and Other	(3,829)	(2)	6,811	4	2,882	2
Eliminations (1)	(327)	—	(633)	—	(634)	—
Total	$240,486	100%	$149,392	100%	$138,085	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in NFE during fiscal 2018, compared with fiscal 2017, was driven primarily by higher financial margin generated at Energy Services due primarily to colder weather, resulting in increased storage withdrawals due to higher demand coupled with higher volatility, allowing Energy Services to capture additional margin from natural gas price spreads. The increase in NFE also included a net income tax benefit of $59.6 million associated with the Tax Act, as previously discussed.

The increase in NFE during fiscal 2017, compared with fiscal 2016, was driven primarily by increases at our Natural Gas Distribution segment, Midstream and Home Services and Other, as previously discussed, partially offset by lower financial margin at Energy Services due primarily to lower sales volumes and fewer market opportunities and the decrease at Clean Energy Ventures, as previously discussed.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey to approximately 538,700 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. These risks include, but are not limited to, adverse economic conditions, customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

NJNG’s operations are managed with the goal of providing safe and reliable service, growing its customer base, diversifying its margin, promoting clean energy programs and mitigating the risks discussed above through several key initiatives, including:

•
earning a reasonable rate of return on the investments in its natural gas distribution and transmission businesses, as well as timely recovery of all prudently incurred costs to provide safe and reliable service throughout NJNG’s territory;

•	continuing to invest in the safety and integrity of its infrastructure;

•	managing its customer growth rate, which NJNG expects will be approximately 1.8 percent annually through fiscal 2021;

•	maintaining a collaborative relationship with the BPU on regulatory initiatives, including:

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

Base Rate Case

In September 2016, the BPU approved NJNG's base rate case, effective October 2016, which included an increase in base rates in the amount of $45 million. The base rate increase includes a return on common equity of 9.75 percent, a common equity ratio of 52.5 percent and a depreciation rate of 2.4 percent. The approval also included the rate mechanism and five-year extension of SAFE II, rate recovery of NJ RISE capital investment costs through June 30, 2016, recovery of NJNG’s SAFE I, Natural Gas Vehicle Refueling Stations and LNG capital investments and recovery of other costs previously deferred in regulatory assets.

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

The BPU approved recovery of SAFE I capital investments through September 30, 2016, and approved the rate mechanism and extension of SAFE II for an additional five years to replace the remaining unprotected steel mains and services from NJNG’s natural gas distribution system at an estimated cost of approximately $200 million, excluding AFUDC. The accelerated cost recovery methodology for the $157.5 million associated with the extension of SAFE II was approved in NJNG’s new base rates. The remaining $42.5 million in capital expenditures will be requested for recovery in future base rate cases.

The BPU approved NJNG’s NJ RISE capital infrastructure program, which consists of six capital investment projects estimated to cost $102.5 million, excluding AFUDC, for gas distribution storm hardening and mitigation projects, along with associated depreciation expense. These system enhancements are intended to minimize service impacts during extreme weather events to customers in the most storm-prone areas of NJNG’s service territory. Recovery of NJ RISE investments is included in NJNG’s base rates.

In July 2017, the BPU approved NJNG’s annual petition requesting a $4.1 million increase in recoveries of NJ RISE and SAFE II capital investment costs, with a weighted cost of capital of 6.9 percent including a return on equity of 9.75 percent, related to the period ending June 30, 2017, effective October 2017.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On September 17, 2018, the BPU approved NJNG’s annual petition requesting a base rate increase of $6.8 million for the recovery of SAFE II and NJ RISE capital investment costs, with a weighted cost of capital of 6.9 percent including a return on equity of 9.75 percent, related to the 12-months ended June 30, 2018, effective October 1, 2018.

Natural Gas Vehicle Refueling Stations

NJNG has three natural gas vehicle refueling stations open to the public. Costs for these stations were approximately $10 million and are being recovered through NJNG’s base rates, effective October 2016.

Liquefaction/LNG

NJNG’s Liquefaction facility allows NJNG to convert natural gas into LNG to fill its existing LNG storage tanks. Costs for this facility along with other plant upgrades were approximately $36.5 million and are being recovered through NJNG’s base rates effective October 2016.

Southern Reliability Link

The SRL is an approximately 30-mile, 30-inch transmission main designed to support improved system reliability and integrity in the southern portion of NJNG’s service territory, estimated to cost between $180 million and $215 million. In January 2016, the BPU issued an order approving NJNG’s modified, proposed SRL pipeline installation, operation and route selection. In March 2016, the BPU issued an order designating the SRL route and exempting the SRL from municipal land use ordinances, regulations, permits and license requirements. In February 2017, the New Jersey Department of Environmental Protection issued a permit authorizing construction of the SRL within the jurisdiction of the Coastal Area Facility Review Act, as well as a Freshwater Wetlands permit. In September 2017, the NJ Pinelands Commission approved construction of the SRL as being compliant with the Commission’s Comprehensive Management Plan. All approvals issued by state agencies are under appeal and certain road-opening permits and easements are in the process of being secured. Construction is expected to begin in fiscal 2019, with an estimated in-service date in 2019.

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

NJNG’s total customers as of September 30, include the following:

	2018	2017	2016
Firm customers
Residential	474,495	460,013	448,273
Commercial, industrial & other	28,037	26,947	26,218
Residential transport	26,490	32,653	36,292
Commercial transport	9,636	10,137	10,316
Total firm customers	538,658	529,750	521,099
Other	59	60	64
Total customers	538,717	529,810	521,163

During fiscal 2018, NJNG added 9,596 new customers, which represents a new customer growth rate of approximately 1.8 percent. During that same time period, NJNG converted 613 existing customers to natural gas heat and other services. This customer growth, as well as commercial customers who switched from interruptible to firm natural gas service, will contribute approximately $5.5 million, on an annualized basis, to utility gross margin. NJNG also added 9,126 and 8,170 new customers and converted 662 and 644 existing customers to natural gas heat and other services during the fiscal years ended September 30, 2017 and 2016, respectively.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In addition, NJNG currently expects to add approximately 28,000 to 30,000 new customers during the three-year period of fiscal 2019 to 2021. NJNG’s estimates are based on information from municipalities and developers, as well as external industry analysts and management’s experience. NJNG estimates that approximately 68 percent of the growth will come from new construction markets and 32 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG’s base rates by approximately $5.5 million annually, as calculated under NJNG’s CIP tariff. See the Natural Gas Distribution Segment Operating Results section that follows for a definition and further discussion of utility gross margin.

Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives, which are designed to encourage the installation of high-efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two- to 10-year period through a tariff rider mechanism. In June 2016, the BPU approved NJNG’s extension of SAVEGREEN through December 31, 2018. On September 17, 2018, the BPU approved the continuation of existing SAVEGREEN programs and the addition of new programs with investments of $135 million through December 2021.

On October 20, 2017, the BPU approved NJNG’s filing to decrease its EE recovery rate, which resulted in an annual decrease of $3.9 million, effective November 1, 2017. On May 25, 2018, NJNG filed a petition with the BPU to decrease its EE recovery rate. On October 16, 2018, NJNG updated this information through September 30, 2018, which will result in an annual decrease of $8.8 million, anticipated to be effective January 1, 2019.

Since inception, $162 million in grants, rebates and loans have been provided to customers, with a total annual recovery of approximately $16.1 million. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.75 percent to 10.3 percent.

Conservation Incentive Program

The CIP facilitates normalizing NJNG’s utility gross margin for variances not only due to weather but also for other factors affecting customer usage, such as conservation and energy efficiency. Recovery of utility gross margin for the non-weather variance through the CIP is limited to the amount of certain gas supply cost savings achieved and is subject to a variable margin review test. Additionally, recovery of the CIP utility gross margin is subject to an annual earnings test. An annual review of the CIP must be filed by June 1, coincident with NJNG’s annual BGSS filing, during which NJNG can request rate changes to the CIP. In May 2014, the BPU approved the continuation of the CIP program with no expiration date. Refer to Note 3. Regulation - BGSS and CIP in the accompanying Consolidated Financial Statements, for a discussion of CIP rate actions.

NJNG’s total utility firm gross margin includes the following adjustments related to the CIP mechanism:

(Thousands)	2018	2017	2016
Weather (1)	$205	$19,261	$27,547
Usage	(1,629)	(2,309)	10,420
Total	$(1,424)	$16,952	$37,967

(1)	Compared with the CIP 20-year average, weather was 0.5 percent, 10 percent and 17.5 percent warmer-than-normal during fiscal 2018, 2017 and 2016, respectively.

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
(1) Midpoint daily gas price sourced from Platts, a division of McGraw Hill Financial.

The maximum price per MMBtu was $94.93, $8.71 and $4.74 and the minimum price was $0.53, $0.36 and $0.67 for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On March 26, 2018, the BPU approved maintaining NJNG's BGSS rate for residential and small commercial customers and an increase to its balancing charge rate, which resulted in a $3.7 million increase to the annual revenues credited to BGSS, effective October 2017. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers and balancing charge revenues are credited to BGSS. During fiscal 2017, NJNG issued bill credits of $42 million as a result of a decline in the wholesale price of natural gas. There were no bill credits issued during fiscal 2018, related to BGSS prices.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On September 17, 2018, the BPU provisionally approved NJNG’s annual petition to maintain its BGSS rate for residential and small commercial customers and increase its balancing charge rate, resulting in a $10.3 million increase to the annual revenues credited to BGSS, as well changes to the CIP rates, which will result in a $30.9 million annual recovery decrease, effective October 1, 2018. Refer to Note 3. Regulation - BGSS and CIP in the accompanying Consolidated Financial Statements for a further discussion of NJNG’s periodic BGSS rate adjustments and bill credits.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Should performance of the existing incentives or market conditions warrant, NJNG is permitted to propose a process to re-evaluate and discuss alternative incentive programs annually. Utility gross margin from incentive programs was $12.5 million, $13.7 million and $15 million during the fiscal years ended September 30, 2018, 2017 and 2016, respectively. A more detailed discussion of the impacts to utility gross margin can be found in the Natural Gas Distribution Segment Operating Results section that follows.

Hedging

In order to provide relative price stability to its natural gas supply portfolio, NJNG employs a hedging strategy with the goal of having at least 75 percent of its projected winter periodic BGSS gas sales volumes hedged by each November 1 and at least 25 percent of the projected BGSS gas sales hedged for the following April-through-March period. This is accomplished with the use of various financial instruments including futures, swaps and options used in conjunction with commodity and/or weather-related hedging activity.

Due to the capital-intensive nature of NJNG’s operations and the seasonal nature of its working capital requirements, significant changes in interest rates can impact NJNG’s results. In June 2015, NJNG entered into a transaction to fix a benchmark treasury rate of 3.26 percent associated with a $125 million debt issuance that was finalized in May 2018. The debt issuance coincided with the maturity of NJNG's $125 million, 5.6 percent notes that came due on May 15, 2018. This treasury lock was settled on March 13, 2018, which coincided with the pricing of the new debt being issued. Settlement of the interest rate contract resulted in a $2.6 million loss, which is recorded as a component of regulatory assets on the Consolidated Balance Sheets and will be amortized to earnings over the 30-year term of the $125 million note issued on May 11, 2018.

A more detailed discussion of NJNG’s debt can be found in the Liquidity and Capital Resources and Cash Flow sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Societal Benefits Charge

USF

NJNG’s qualifying customers are eligible for the USF program, which is administered by the New Jersey Department of Community Affairs, to help make energy bills more affordable. On September 17, 2018, the BPU approved NJNG’s annual USF compliance filing to increase the statewide USF rate, which will result in a $1 million annual increase, effective October 1, 2018. Refer to Note 3. Regulation - Societal Benefits Clause in the accompanying Consolidated Financial Statements for a further discussion of NJNG’s USF rates.

Environmental Remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $130.8 million as of September 30, 2018, a decrease of $18.2 million, compared with the prior fiscal period.

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

Commodity Service to Customers

The EDECA, which was enacted in 1999, provides the framework for New Jersey’s retail energy markets, which are open to competition from other electric and natural gas suppliers. NJNG’s residential and commercial markets are currently open to competition, and its rates are segregated between BGSS (i.e., natural gas commodity) and delivery (i.e., transportation) components. NJNG does not earn utility gross margin on the commodity portion of its natural gas sales. NJNG earns utility gross margin through the delivery of natural gas to its customers and, therefore, is not negatively affected by customers who use its transportation service and purchase natural gas from another supplier. Under an existing order from the BPU, BGSS can be provided by suppliers other than the state’s natural gas utilities; however, customers who purchase natural gas from another supplier continue to use NJNG for transportation service.

Operating Results

NJNG’s operating results for the fiscal years ended September 30, are as follows:

(Thousands)	2018	2017	2016
Operating revenues	$731,865	$695,637	$594,346
Operating expenses
Gas purchases (1) (2)	333,208	269,480	215,849
Operation and maintenance	161,723	142,509	130,575
Regulatory rider expense (3)	38,969	40,243	39,300
Depreciation and amortization	53,208	49,347	47,828
Energy and other taxes (4)	44,184	42,417	34,561
Total operating expenses	631,292	543,996	468,113
Operating income	100,573	151,641	126,233
Other income, net	6,864	4,592	4,752
Interest expense, net of capitalized interest	25,299	25,818	19,930
Income tax (benefit) provision	(1,910)	43,485	34,951
Net income	$84,048	$86,930	$76,104

(1)
Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.

(2)	Includes related party transactions of approximately $57.2 million, $10.8 million and $10.8 million during fiscal 2018, 2017 and 2016, respectively, a portion of which are eliminated in consolidation.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Revenues and Gas Purchases

Operating revenues increased 5.2 percent during fiscal 2018 and increased 17 percent during fiscal 2017. Gas purchases increased 23.6 percent during fiscal 2018 and increased 24.8 percent during fiscal 2017. The factors contributing to the increases (decreases) in operating revenues and gas purchases during fiscal 2018 and 2017, are as follows:

	2018 v. 2017		2017 v. 2016
(Thousands)	Operating revenue	Gas purchases	Operating revenue	Gas purchases
Firm sales	$49,414	$19,779	$44,397	$21,634
Bill credits (1)	41,971	39,260	19,588	18,265
Average BGSS rates (2)	1,147	1,413	(17,874)	(16,544)
Off-system sales	677	221	29,156	29,117
Tax Act impact	(35,910)	—	—	—
CIP adjustments	(18,375)	—	(21,015)	—
Rate impact (3)	—	—	37,436	—
Other (4)	(2,696)	3,055	9,603	1,159
Total increase	$36,228	$63,728	$101,291	$53,631

(1)	Operating revenues include changes in sales tax of $2.7 million and $1.3 million during fiscal 2018 and 2017, respectively.

(2)	Operating revenues include changes in sales tax of $266,000 and $1.4 million during fiscal 2018 and 2017, respectively.

(3)	Includes rate adjustments for the base rate case, CIP and demand charges.

(4)	Other includes changes for NJ RISE/SAFE II and rider rates, including those related to EE, NJCEP and other programs.

Fiscal 2018 compared with fiscal 2017

The changes in operating revenues and gas purchases during fiscal 2018 were due primarily to:

•	increased firm sales due primarily to customer growth and higher usage related to weather being 9.9 percent colder than fiscal 2017;

•	bill credits issued to residential and small commercial customers during fiscal 2017 that did not occur in fiscal 2018; partially offset by

•
the Tax Act impact, which is comprised of customer credits related to the initial revaluation of excess deferred income taxes and the overcollection of taxes from customers during the second quarter of fiscal 2018, including related interest and sales tax, as well as the effects from the reduction in base rates related to the Tax Act implemented during the third quarter;

•	a decrease in CIP due primarily to normal weather during fiscal 2018, compared with warmer-than-normal weather during fiscal 2017; and

•	higher off-system sales due primarily to an increase of 19.7 percent in the average price of natural gas sold, partially offset by a reduction in volumes of 15.9 percent.

Fiscal 2017 compared with fiscal 2016

The changes in operating revenues and gas purchases during fiscal 2017 were due primarily to:

•	increased firm sales due primarily to customer growth and higher usage, related to weather being 6.8 percent colder;

•	increased base rates resulting from the settlement of the base rate case;

•	higher off-system sales due primarily to a 49.8 percent increase in the average price of natural gas sold, partially offset by a 12.2 percent reduction in volumes;

•
a decrease in bill credits issued to residential and small commercial customers during the months of November 2016 through February 2017 compared with the same period in the prior year; partially offset by

•	a decrease in CIP due primarily to weather, partially offset by changes in the CIP as a result of the settlement of the base rate case.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Non-GAAP Financial Measures

Management uses utility gross margin, a non-GAAP financial measure, when evaluating the operating results of NJNG. NJNG’s utility gross margin is defined as natural gas revenues less natural gas purchases, sales tax and regulatory rider expenses, and may not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries. Management believes that utility gross margin provides a meaningful basis for evaluating utility operations since natural gas costs, sales tax and regulatory rider expenses are included in operating revenue and passed through to customers and, therefore, have no effect on utility gross margin. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure to NJNG’s utility gross margin, is as follows for the fiscal years ended September 30:

(Thousands)	2018	2017	2016
Operating revenues	$731,865	$695,637	$594,346
Less:
Gas purchases	333,208	269,480	215,849
Energy taxes	39,426	37,917	29,832
Regulatory rider expense	38,969	40,243	39,300
Utility gross margin	$320,262	$347,997	$309,365

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

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	2018		2017		2016
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$203,195	45.5	$218,093	40.7	$187,762	36.9
Commercial, industrial and other	46,636	8.9	51,510	8.7	46,878	7.3
Firm transportation	51,880	15.5	58,172	14.4	54,841	14.1
Total utility firm gross margin/throughput	301,711	69.9	327,775	63.8	289,481	58.3
BGSS incentive programs	12,482	150.2	13,724	178.4	14,978	216.7
Interruptible/off-tariff agreements	6,069	46.2	6,498	55	4,906	61.5
Total utility gross margin/throughput	$320,262	266.3	$347,997	297.2	$309,365	336.5

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Utility Firm Gross Margin

A description of the factors contributing to the (decreases) increases in utility firm gross margin during fiscal 2018 and 2017, are as follows:

(Thousands)	2018 v. 2017	2017 v. 2016
Tax Act impact	$(33,657)	$—
SAVEGREEN	(977)	(345)
NJ RISE/SAFE II	4,334	—
Customer growth	4,236	3,619
Rate impact	—	35,019
Total (decrease) increase	$(26,064)	$38,293

BGSS Incentive Programs

A description of the factors contributing to the (decreases) increases in utility gross margin generated by NJNG’s BGSS incentive programs during fiscal 2018 and 2017, are as follows:

(Thousands)	2018 v. 2017	2017 v. 2016
Storage	$(954)	$378
Capacity release	(745)	(1,672)
Off-system sales	457	39
Total decrease	$(1,242)	$(1,255)

Fiscal 2018 compared with fiscal 2017

The decrease in utility gross margin was due primarily to the Tax Act impact, as previously discussed, a decrease in value in the storage incentive program and a decrease in capacity release due to less volume and lower values, partially offset by increased margins for off-system sales.

Fiscal 2017 compared with fiscal 2016

The increase in utility gross margin was due primarily to the base rate increase and customer growth, along with an increase in interruptible/off-tariff agreements, partially offset by decreased margins related to capacity release due to lower volumes and lower value of capacity.

Operation and Maintenance Expense

A summary and description of the factors contributing to the increases (decreases) in O&M expense during fiscal 2018 and 2017, are as follows:

(Thousands)	2018 v. 2017	2017 v. 2016
Shared corporate costs	$5,991	$3,061
Compensation and benefits	5,767	5,412
Consulting	5,184	512
Other	2,272	2,949
Total increase	$19,214	$11,934

Fiscal 2018 compared with fiscal 2017

The increase in O&M expense during fiscal 2018 was due primarily to:

•	increased shared corporate costs due primarily to increased headcount and incentives, along with additional expenses related to a voluntary early retirement program;

•	increased compensation and benefits as a result of voluntary early retirement program costs; and

•	increased consulting expenses due primarily to technology improvements.

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

•	additional amortization of regulatory assets in other that are being recovered as a result of the settlement of the base rate case; and

•	increased shared corporate costs resulting primarily from increased software maintenance, incentives, postemployment costs and healthcare premiums.

Depreciation Expense

Depreciation expense increased $3.9 million in fiscal 2018, compared with fiscal 2017, as a result of additional utility plant being placed into service. Depreciation expense increased $1.5 million in fiscal 2017, compared with fiscal 2016, as a result of additional utility plant being placed into service, as well as an increase in the overall depreciation rate from 2.34 percent to 2.4 percent resulting from the settlement of the base rate case.

Operating Income

Operating income decreased $51.1 million, or 33.7 percent, in fiscal 2018, compared with fiscal 2017, due primarily to the decrease in total utility gross margin of $27.7 million, as well as the increase in O&M and depreciation, as previously discussed. Operating income increased $25.4 million, or 20.1 percent, in fiscal 2017, compared with fiscal 2016, due primarily to the increase in total utility gross margin of $38.6 million, partially offset by the increase in O&M, as previously discussed.

Income Tax Provision

Income tax provision decreased $45.4 million during fiscal 2018, compared with fiscal 2017, due primarily to the impacts of the change in the federal corporate tax rate resulting from the Tax Act. Income tax provision increased $8.5 million during fiscal 2017, compared with fiscal 2016, due primarily to an increase in pre-tax income, partially offset by increased costs associated with the removal of distribution main that was placed in service before 1981, for which the tax benefit is passed on to customers in base rates.

Net Income

Net income decreased $2.9 million to $84 million in fiscal 2018, compared with fiscal 2017, due primarily to decreased utility gross margin and increased O&M and depreciation, partially offset by the decrease in the income tax provision as previously discussed.

Net income increased $10.8 million to $86.9 million in fiscal 2017, compared with fiscal 2016, due primarily to an increase in operating income as discussed above, partially offset by an increase in the income tax provision as discussed above and interest expense associated with debt issued in June 2016.

Clean Energy Ventures Segment

Overview

Our Clean Energy Ventures segment actively pursues opportunities in the renewable energy markets. Clean Energy Ventures has entered into various agreements to install solar net-metered systems for residential and commercial customers, as well as large commercial grid-connected projects. In addition, Clean Energy Ventures has entered into various long-term agreements, including PPAs, to supply energy from wind and solar projects.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Solar

Solar projects placed in service and related expenditures for the fiscal years ended September 30, are as follows:

($ in Thousands)	2018			2017			2016
Placed in service	Projects	MW	Costs	Projects	MW	Costs	Projects	MW	Costs
Grid-connected (1)	3	33.7	$70,216	2	20.0	$62,700	5	21.8	$51,240
Net-metered:
Commercial (1)	—	—	74	3	7.1	19,714	—	—	3
Residential	910	8.5	27,342	1,300	12.4	37,901	1,123	10.4	34,318
Total placed in service	913	42.2	$97,632	1,305	39.5	$120,315	1,128	32.2	$85,561

(1)	Includes projects subject to sale-leaseback arrangements.

Since its inception, Clean Energy Ventures has constructed a total of 231.3 MW of solar capacity and has an additional 19.6 MW under construction. Projects that are placed in service through December 31, 2019, qualify for a 30 percent federal ITC. The credit will decline to 26 percent for property under construction during 2020 and to 22 percent for property under construction during 2021. The ITC will be reduced to 10 percent for any property that is under construction before 2022, but not placed in service before 2024.

Clean Energy Ventures may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of six to 15 years. The Company will continue to operate the solar assets and are responsible for related expenses and entitled to retain the revenue generated from SRECs and energy sales. The ITCs and other tax benefits associated with these solar projects have been transferred to the buyer; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. As of September 30, 2018, Clean Energy Ventures has entered into five sale-leaseback transactions, three during fiscal 2018 with costs of $70.2 million and two during fiscal 2017 with costs of $31.1 million. Clean Energy Ventures did not enter into sale-leasebacks during fiscal 2016.

Excluding the project costs related to the commercial solar projects that were included in the sale-leaseback transactions, the Company had $27.4 million, $89.2 million and $85.6 million of solar-related capital expenditures were ITC-eligible during fiscal 2018, 2017 and 2016, respectively, which were recognized in income tax (benefit) provision on the Consolidated Statements of Operations when the assets were placed in service.

As part of its solar investment portfolio, Clean Energy Ventures operates a residential solar program, The Sunlight Advantage®, which provides qualifying homeowners the opportunity to have a solar system installed at their home with no installation or maintenance expenses. Clean Energy Ventures owns, operates and maintains the system over the life of the contract in exchange for monthly lease payments.

Once a solar installation has received the proper certifications and commences operations, each MWh of electricity produced creates an SREC that represents the renewable energy attribute of the solar-electricity generated that can be sold to third parties, predominantly load-serving entities that are required to comply with the solar requirements under New Jersey’s renewable portfolio standard.

SREC activity for the fiscal years ended September 30, is as follows:

	2018	2017	2016
Inventory balance as of October 1,	48,357	24,135	33,203
SRECs generated	245,147	197,521	160,009
SRECs delivered	(188,312)	(173,299)	(169,077)
Inventory balance as of September 30,	105,192	48,357	24,135

SRECs generated increased 24.1 percent and 23.4 percent for the fiscal years ended September 30, 2018 and 2017, respectively, compared with the previous fiscal years. The average SREC sales price was $217 in fiscal 2018, $233 in fiscal 2017 and $214 in fiscal 2016.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Clean Energy Ventures hedges a portion of its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of SREC inventory and projected SREC production related to its in-service commercial and residential assets as of September 30, 2018:

Energy Year (1)	Percent of SRECs Hedged
2019	91%
2020	86%
2021	58%

(1)	Energy years are compliance periods for New Jersey’s renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of SRECs by our solar assets. All related costs are included as a component of O&M expenses on the Consolidated Statements of Operations, including such expenses as facility maintenance and various fees.

Onshore Wind

Clean Energy Ventures has invested in small to mid-size onshore wind projects that fit its investment profile and has a total of 116.9 MW of wind capacity as of September 30, 2018. The wind projects are eligible for PTCs for a 10-year period following commencement of operations and have PPAs of various terms in place, which typically govern the sale of energy, capacity and/or renewable energy credits. Once a wind installation has commenced operations, each MWh of electricity produced creates an REC that represents the renewable energy attribute of the wind-electricity generated that can be sold to third parties. There are no direct costs associated with the production of RECs by our wind assets and all related costs are included as a component of O&M expenses on the Consolidated Statements of Operations.

On June 1, 2018, Clean Energy Ventures completed the sale of its membership interest in its 9.7 MW wind farm in Two Dot, Montana to NorthWestern Energy for a total purchase price of $18.5 million. The transaction generated a pre-tax gain of approximately $951,000, which is recognized as a reduction to O&M on the Consolidated Statements of Operations.

In March 2018, Clean Energy Ventures committed to a plan to sell its remaining wind assets, and it is probable that these sales will be completed within the next 12 months. Accordingly, we classified our wind assets and related liabilities as held for sale, as of March 31, 2018, on Consolidated Balance Sheets.

Operating Results

Clean Energy Ventures’ financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2018	2017	2016
Operating revenues	$71,375	$64,394	$53,540
Operating expenses
Operation and maintenance	26,298	23,448	18,897
Depreciation and amortization	31,877	31,834	23,971
Other taxes	1,137	1,209	900
Total operating expenses	59,312	56,491	43,768
Operating income	12,063	7,903	9,772
Other income, net	2,174	2,072	2,333
Interest expense, net	18,320	16,263	10,304
Income tax benefit	(79,932)	(31,161)	(26,592)
Net income	$75,849	$24,873	$28,393

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Revenues

Operating revenues increased $7 million in fiscal 2018, compared with fiscal 2017, due primarily to increased electricity sales from solar assets. Operating revenues increased $10.9 million in fiscal 2017, compared with fiscal 2016, due primarily to higher SREC sales and increased electricity sales from wind assets.

Operation and Maintenance Expense

O&M expense increased $2.9 million in fiscal 2018, compared with fiscal 2017, due primarily to increased consulting expenses and additional maintenance costs related to additional solar assets, partially offset by a pre-tax gain of $951,000 associated with the sale of the Two Dot wind farm. O&M expense increased $4.6 million in fiscal 2017, compared with fiscal 2016, due primarily to additional maintenance, leasing and administrative costs associated with wind and solar projects placed in service, as well as increased shared corporate costs.

Depreciation Expense

Depreciation expense remained relatively flat in fiscal 2018, compared with fiscal 2017, due primarily to increases in solar capital additions that were offset by depreciation expense on wind assets no longer being recorded resulting from their reclassification as held for sale in March 2018. Depreciation expense increased $7.9 million in fiscal 2017, compared with fiscal 2016, as a result of increases in wind and solar projects placed in service.

Income Tax Benefit

Income tax benefit increased $48.8 million during fiscal 2018, compared with fiscal 2017, due primarily to an income tax benefit of $61.4 million associated with the Tax Act, which was caused by a revaluation of the deferred tax liability related to the book versus tax differences in depreciation calculated on property-related items, partially offset by the decrease in ITCs recognized as a result of solar sale-leaseback financing activity.

Income tax benefit during fiscal 2018, 2017 and 2016 includes $10.5 million, $24.6 million and $25.7 million, respectively, of ITCs associated with solar projects, that were completed and placed into service during the corresponding fiscal year. Income tax benefit during fiscal 2018, 2017 and 2016 includes $10.8 million, $9.9 million and $6.7 million, respectively, of PTCs associated with wind projects. Clean Energy Ventures recognized $19 million, $29.2 million and $27 million related to tax credits, net of deferred taxes, during fiscal 2018, 2017 and 2016, respectively.

Net Income

Net income in fiscal 2018 increased $51 million, compared with fiscal 2017, due primarily to the increased income tax benefit resulting from the impact of the Tax Act partially offset by a decreased income tax benefit related to ITCs, as previously discussed. Net income during fiscal 2017 decreased $3.5 million, compared with fiscal 2016, due primarily to increased costs related to depreciation and O&M, as previously discussed, as well as an increase in interest expense related to higher debt associated with capital expenditures, partially offset by increases in operating revenues and tax benefits recognized due primarily to an increase in PTCs, as previously discussed.

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

Energy Services also provides management of storage and transportation assets for natural gas producers and regulated utilities. These management transactions typically involve the release of producer/utility-owned storage and/or transportation capacity in combination with an obligation to purchase and/or deliver physical natural gas. In addition to the contractual purchase and/or sale of physical natural gas, Energy Services generates or pays fee-based margin in exchange for its active management and may provide the producer and/or utility with additional margin based on actual results.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In conjunction with the active management of these contracts, Energy Services generates financial margin by identifying market opportunities and simultaneously entering into natural gas purchase/sale, storage or transportation contracts and financial derivative contracts. In cases where storage is utilized to fulfill these contracts, these forecast sales and/or purchases are economically hedged through the use of financial derivative contracts. The financial derivative contracts consist primarily of exchange-traded futures, options and swap contracts, and are frequently used to lock in anticipated transactional cash flows and to help manage volatility in natural gas market prices. Generally, when its storage and transportation contracts are exposed to periods of increased market volatility, Energy Services is able to implement strategies that allow it to capture margin by improving the respective time or geographic spreads on a forward basis.

In July 2017, Energy Services acquired certain retail and wholesale natural gas energy contract assets from Talen. The acquisition included sales agreements with large commercial and industrial retail customers in Delaware, Maryland, New Jersey and Pennsylvania, pipeline and storage capacity agreements on various pipelines and various wholesale transportation contracts.

On February 28, 2018, NJR sold all of the issued and outstanding shares of capital stock of NJRRS, which was a component of our Energy Services segment. We received $9.5 million in cash and a natural gas swap contract with a gain at inception of $14.6 million. The sale generated a pre-tax gain of $3.7 million, which was recognized as a reduction to O&M on the Consolidated Statements of Operations.

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

Operating Results

Energy Services’ financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2018	2017	2016
Operating revenues (1)	$2,112,804	$1,462,681	$1,197,253
Operating expenses
Gas purchases (including demand charges (2)(3))	1,995,335	1,441,310	1,153,911
Operation and maintenance	32,821	20,313	20,025
Depreciation and amortization	76	63	88
Other taxes	2,732	1,788	937
Total operating expenses	2,030,964	1,463,474	1,174,961
Operating income (loss)	81,840	(793)	22,292
Other income	240	1	98
Interest expense, net	3,945	2,747	1,095
Income tax provision (benefit)	24,996	(4,015)	7,030
Net income	$53,139	$476	$14,265

(1)	Includes related party transactions of approximately $48.3 million, $316,000 and $9.5 million during fiscal 2018, 2017 and 2016, respectively, which is eliminated in consolidation.

(2)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to 10 years.

(3)	Includes related party transactions of approximately $4.5 million, $4.6 million and $14.6 million during fiscal 2018, 2017 and 2016, respectively, a portion of which are eliminated in consolidation.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of September 30, Energy Services’ portfolio of financial derivative instruments are composed of:

(in Bcf)	2018	2017	2016
Net short futures contracts	24.3	16.4	79.1
Net long options	—	—	1.2

Operating Revenues and Gas Purchases

During fiscal 2018, operating revenues increased $650.1 million and gas purchases increased $554 million, due primarily to increased volume and price spreads resulting from market volatility caused by changes in weather and related demand. Gas purchases also include an increase due to the changes in the economic hedging of natural gas inventory of $61 million, partially offset by a decrease of $25.7 million in unrealized gains on derivative instruments.

During fiscal 2017, operating revenues increased $265.4 million and gas purchases increased $287.4 million due primarily to an approximate 36.8 percent increase in the average price of natural gas and the acquisition of Talen’s sales, pipeline and storage capacity agreements, as well as various wholesale transactions, partially offset by a 5.4 percent increase in wholesale volumes. Gas purchases also include a decrease due to the changes in the economic hedging of natural gas inventory of $75.3 million, partially offset by an increase of $63.4 million in unrealized gains on derivative instruments.

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

Operation and Maintenance Expense

O&M expense increased $12.5 million or 61.6 percent during fiscal 2018, compared with fiscal 2017, due primarily to increased incentive compensation and shared corporate costs, partially offset by the pre-tax gain of $3.7 million, associated with the sale of NJRRS. O&M expense remained relatively unchanged during fiscal 2017, compared with fiscal 2016.

Income Tax Provision

Income tax benefit increased $29 million during fiscal 2018, compared with fiscal 2017, due primarily to increased operating income and income tax expense of $6.1 million related to the revaluation of deferred tax assets due to the Tax Act, partially offset by the lower effective tax rate as a result of the new tax legislation. Income taxes decreased $11 million during fiscal 2017, compared with fiscal 2016, due primarily to decreased operating income.

Net Income

Net income increased $52.7 million during fiscal 2018, compared with fiscal 2017, due primarily to the increase in operating income, partially offset by an increase in O&M and income tax expense, as previously discussed. Net income decreased $13.8 million during fiscal 2017, compared with fiscal 2016, due primarily to lower operating income, partially offset by the related decrease in income tax expense.

Non-GAAP Financial Measures

Management uses financial margin and NFE, non-GAAP financial measures, when evaluating the operating results of Energy Services. Energy Services economically hedges its natural gas inventory with financial derivative instruments and calculates the related tax effect based on the statutory rate. Financial margin and NFE are based on removing timing differences associated with certain derivative instruments, as discussed above. Management views these measures as representative of the overall expected economic result and uses these measures to compare Energy Services’ results against established benchmarks and earnings targets, as these measures eliminate the impact of volatility on GAAP earnings as a result of timing differences associated with the settlement of derivative instruments. To the extent that there are unanticipated impacts from changes in the market value related to the effectiveness of economic hedges, Energy Services’ actual non-GAAP results can differ from the results anticipated at the outset of the transaction. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

When Energy Services reconciles the most directly comparable GAAP measure to both financial margin and NFE, the current-period unrealized gains and losses on derivatives are excluded as a reconciling item. Financial margin and NFE also exclude the effects of economic hedging of the value of our natural gas in storage and, therefore, only include realized gains and losses related to natural gas withdrawn from storage, effectively matching the full earnings effects of the derivatives with realized margins on the related physical gas flows.

Financial Margin

The following table is a computation of Energy Services’ financial margin for the fiscal years ended September 30.

(Thousands)	2018	2017	2016
Operating revenues	$2,112,804	$1,462,681	$1,197,253
Less: Gas purchases	1,995,335	1,441,310	1,153,911
Add:
Unrealized (gain) loss on derivative instruments and related transactions (1)	26,728	(10,063)	48,855
Effects of economic hedging related to natural gas inventory (2)	(22,570)	38,470	(36,816)
Financial margin	$121,627	$49,778	$55,381

(1)
Includes unrealized (gains) losses related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $85,000, $(751,000) and $(1.3) million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

(2)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

A reconciliation of operating income, the closest GAAP financial measure to Energy Services’ financial margin, is as follows for the fiscal years ended September 30:

(Thousands)	2018	2017	2016
Operating income (loss)	$81,840	$(793)	$22,292
Add:
Operation and maintenance	32,821	20,313	20,025
Depreciation and amortization	76	63	88
Other taxes	2,732	1,788	937
Subtotal	117,469	21,371	43,342
Add:
Unrealized loss (gain) on derivative instruments and related transactions	26,728	(10,063)	48,855
Effects of economic hedging related to natural gas inventory	(22,570)	38,470	(36,816)
Financial margin	$121,627	$49,778	$55,381

Financial margin increased $71.8 million during fiscal 2018, compared with fiscal 2017, due primarily to increased volume and price spreads resulting from market volatility caused by changes in weather and related demand. Financial margin decreased $5.6 million during fiscal 2017, compared with fiscal 2016, due primarily to fewer market opportunities related to transportation assets and timing of certain transactions related to storage withdrawals along with a warmer winter and a milder spring.

Net Financial Earnings

A reconciliation of Energy Services’ net income (loss), the most directly comparable GAAP financial measure to NFE, is as follows for the fiscal years ended September 30:

(Thousands)	2018	2017	2016
Net income	$53,139	$476	$14,265
Add:
Unrealized loss (gain) on derivative instruments and related transactions	26,728	(10,063)	48,855
Tax effect (1)	(4,281)	3,635	(17,734)
Effects of economic hedging related to natural gas inventory	(22,570)	38,470	(36,816)
Tax effect	7,362	(13,964)	13,364
Net financial earnings	$60,378	$18,554	$21,934

(1)
Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $(337,000), $427,000 and $716,000 for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NFE increased $41.8 million during fiscal 2018, compared with fiscal 2017, due primarily to higher financial margin, partially offset by increased O&M expense, as previously discussed, and an income tax expense of $6.1 million associated with the Tax Act, as previously discussed. NFE decreased $3.4 million during fiscal 2017, compared with fiscal 2016, due primarily to a decrease in financial margin and higher interest expense related to increased borrowing, partially offset by a reduction in income tax expense related to the decrease in NFE.

Future results are subject to Energy Services’ ability to expand its wholesale sales and service activities and are contingent upon many other factors, including an adequate number of appropriate and credit-qualified counterparties in an active and liquid natural marketplace; volatility in the natural gas market due to weather or other fundamental market factors impacting supply and/or demand; transportation, storage and/or other market arbitrage opportunities; sufficient liquidity in the overall energy trading market; and continued access to liquidity in the capital markets.

Midstream Segment

Overview

Our Midstream segment invests in natural gas assets, such as natural gas transportation and storage facilities. We believe that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide us a growth opportunity. To that end, we have a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates, and a 20 percent ownership interest in PennEast, a natural gas pipeline. PennEast received a Certificate of Public Convenience and Necessity for the project from FERC on January 19, 2018. PennEast has advised that it currently expects the pipeline to be completed and operational in 2019. However, the project could be delayed beyond 2019, due to factors beyond PennEast’s ability to control or estimate precisely, including potential delays in obtaining (or the inability to obtain) governmental and regulatory approvals and land-use rights and unforeseen construction delays. As of September 30, 2018, our net investments in Steckman Ridge and PennEast were $117 million and $73.9 million, respectively.

In September 2015, Midstream exchanged its 5.53 percent ownership interest in Iroquois with Dominion Midstream Partners, L.P. for 1.84 million DM Common Units. As of September 30, 2018, the market value of the DM Common Units was $32.9 million. See Note 2. Summary of Significant Accounting Policies - Available for Sale Securities in the accompanying Consolidated Financial Statements for a more detailed discussion.

Operating Results

The financial results of our Midstream segment for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2018	2017	2016
Equity in earnings of affiliates	$16,165	$17,797	$13,936
Operation and maintenance	$4,441	$2,302	$1,197
Other income	$5,775	$4,162	$3,130
Interest expense, net	$1,667	$960	$287
Income tax provision	$(8,548)	$5,820	$6,130
Net income	$24,367	$12,857	$9,406

Equity in earnings of affiliates are driven primarily by storage revenues generated by Steckman Ridge and AFUDC earned at PennEast.

Equity in earnings of affiliates is as follows for the fiscal years ended September 30:

(Thousands)	2018	2017	2016
Steckman Ridge	$11,283	$13,351	$14,050
PennEast	4,882	4,446	(114)
Total equity in earnings of affiliates	$16,165	$17,797	$13,936

Equity in earnings of affiliates decreased $1.6 million during fiscal 2018, compared with fiscal 2017, due primarily to decreases in revenue and increases in debt service costs at Steckman Ridge. Equity in earnings of affiliates increased $3.9 million during fiscal 2017, compared with fiscal 2016, due primarily to increased AFUDC earned at PennEast resulting from the cumulative effect adjustment recorded in fiscal 2017.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

O&M expense increased $2.1 million during fiscal 2018, compared with fiscal 2017, due primarily to increased shared corporate costs. O&M expense increased $1.1 million during fiscal 2017, compared with fiscal 2016, due primarily to increased consulting expenses, charitable donations and shared services costs.

Other income increased $1.6 million during fiscal 2018, compared with fiscal 2017, and increased $1 million during fiscal 2017, compared with fiscal 2016, due primarily to increased interest income from Steckman Ridge and dividend income from our investment in DM Common Units.

Interest expense, net increased $707,000 during fiscal 2018, compared with fiscal 2017, and $673,000 during fiscal 2017, compared with fiscal 2016, due primarily to increased intercompany borrowing related to our PennEast investment.

Income taxes decreased $14.4 million during fiscal 2018, compared with fiscal 2017, due primarily to an income tax benefit of $13.9 million associated with the Tax Act. The income tax provision remained relatively unchanged during fiscal 2017, compared with fiscal 2016. Equity in earnings increased; however, the tax benefits associated with AFUDC reduced the overall tax expense.

Net income in fiscal 2018 increased $11.5 million, compared with fiscal 2017, due primarily to the income tax benefit and the decrease in effective tax rate related to the Tax Act, as previously discussed, partially offset by lower equity in earnings of affiliates, as previously discussed. Net income increased $3.5 million in fiscal 2017, compared with fiscal 2016, due primarily to the increase in equity in earnings of affiliates, as discussed above.

Home Services and Other Operations

Overview

The financial results of Home Services and Other consist primarily of the operating results of NJRHS. NJRHS provides service, sales and installation of appliances to approximately 110,000 service contract customers and has been focused on growing its installation business and expanding its service contract customer base. Home Services and Other also includes organizational expenses incurred at NJR and rental income at CR&R.

Operating Results

The consolidated financial results of Home Services and Other for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2018	2017	2016
Operating revenues	$50,057	$49,591	$48,497
Operation and maintenance	$43,731	$40,245	$40,106
Energy and other taxes	$4,042	$3,938	$3,777
Other income, net	$6,892	$6,467	$869
Income tax provision	$11,944	$3,857	$1,387
Net (loss) income	$(3,555)	$6,811	$2,882

Operating revenue remained relatively flat during fiscal 2018, compared with fiscal 2017. Operating revenue increased $1.1 million during fiscal 2017, compared with fiscal 2016, due primarily to increased furnace/air conditioner combination installations at NJRHS related to increased marketing promotions, along with increased contract revenue, partially offset by decreased operating revenue at CR&R due to the sale of a 56,400 square foot office building.

O&M expense increased $3.5 million during fiscal 2018, compared with fiscal 2017, due primarily to a pre-tax gain of $1.9 million, associated with the sale of a 56,400 square foot office building that was recorded during fiscal 2017, as well as an increase in consulting expense due primarily to additional technology improvements. O&M expense remained relatively flat during fiscal 2017 compared with fiscal 2016.

Other income, net remained relatively unchanged during fiscal 2018, compared with fiscal 2017, due primarily to pre-tax gains associated with the sale of available for sale securities of $5.3 million and $5.4 million during fiscal 2018 and 2017, respectively. Other income, net increased $5.6 million during fiscal 2017, compared with fiscal 2016, due primarily to the sale of available for sale securities, which resulted in a pre-tax gain during fiscal 2017 of $5.4 million.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Income taxes increased $8.1 million during fiscal 2018, compared with fiscal 2017, due primarily to tax expense of $9.7 million associated with the Tax Act. Income taxes increased $2.5 million during fiscal 2017, compared with fiscal 2016, due primarily to the increase in other income, as previously discussed.

Net income decreased $10.4 million during fiscal 2018, compared with fiscal 2017, due primarily to increased income tax provision, as previously discussed. Net income during fiscal 2017 increased $3.9 million, compared with fiscal 2016, due primarily to the increases in other income and operating revenue, partially offset by the increase in the income tax provision.

Non-GAAP Financial Measures

NFE is based on removing timing differences associated with NJR's variable-for-fixed interest rate swap. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure. A reconciliation of Home Services and Other's net income for the fiscal years ended September 30, to the GAAP financial measure most directly comparable to NFE, is as follows:

(Thousands)	2018	2017	2016
Net income (loss)	$(3,555)	$6,811	$2,882
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(381)	—	—
Tax effect	107	—	—
Net financial earnings (loss)	$(3,829)	$6,811	$2,882

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each reporting segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

Our consolidated capital structure as of September 30, was as follows:

	2018	2017
Common stock equity	49%	46%
Long-term debt	41	38
Short-term debt	10	16
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. On September 28, 2018, we registered approximately 3.2 million shares of additional common stock for issuance under the DRP. NJR raised approximately $41.7 million of equity by issuing approximately 1,014,000 new shares through the waiver discount feature of the DRP during fiscal 2018. NJR did not issue new shares through the waiver discount feature of the DRP during fiscal 2017.

NJR also raised approximately $17.1 million and $17.5 million of equity through the DRP by issuing approximately 413,000 and 472,000 shares of treasury stock during fiscal 2018 and 2017, respectively.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of September 30, 2018, we have repurchased a total of approximately 17.1 million shares and may repurchase an additional 2.4 million shares under the approved program. There were 105,000 shares of common stock shares repurchased during fiscal 2017.

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

We believe that our existing borrowing availability, equity proceeds and cash flows from operations will be sufficient to satisfy our working capital, capital expenditures and dividend requirements for the next 12 months. NJR, NJNG, Clean Energy Ventures, Midstream and Energy Services currently anticipate that each of their financing requirements for the next 12 months will be met primarily through the issuance of short and long-term debt, meter and solar sale-leasebacks and proceeds from our DRP, including utilizing the waiver discount feature.

We believe that as of September 30, 2018, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of September 30, 2018, NJR and NJNG, respectively, had revolving credit facilities totaling $425 million and $250 million, and letters of credit outstanding totaling $14.9 million and $731,000, which reduced the amounts available under the facilities along with short-term borrowings to $322 million and $185 million. Short-term borrowings were as follows:

	Three Months Ended	Twelve Months Ended
($ in thousands)	September 30, 2018
NJR
Notes Payable to banks:
Balance at end of period	$87,950	$87,950
Weighted average interest rate at end of period	3.07%	3.07%
Average balance for the period	$63,089	$197,154
Weighted average interest rate for average balance	3.02%	2.64%
Month end maximum for the period	$87,950	$330,900
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$64,000	$64,000
Weighted average interest rate at end of period	2.18%	2.18%
Average balance for the period	$63,698	$31,924
Weighted average interest rate for average balance	2.07%	1.37%
Month end maximum for the period	$82,000	$82,000

Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG’s short-term borrowings tend to peak in November and December.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJR

On September 28, 2015, NJR entered into a $425 million Amended and Restated Credit Agreement, which refinanced an earlier $425 million revolving credit facility. The NJR Credit Facility is scheduled to terminate on September 28, 2020, subject to two mutual options for a one-year extension beyond that date. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility.

The NJR Credit Facility permits the borrowing of revolving loans and swingline loans, as well as the issuance of letters of credit. The NJR Credit Facility also includes an accordion feature, which would allow NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in minimum $5 million increments up to a maximum of $100 million. As of September 30, 2018, the consolidated total indebtedness to total capitalization ratio, as defined in the NJR Credit Facility, was 51 percent.

On June 25, 2018, the $425 million NJR Credit Facility was amended to permit liens and the disposition of assets relating to sale-leaseback or other similar tax equity financing arrangements of meter assets or of solar or wind facilities. These transactions are permissible so long as NJR is in compliance with certain covenants both before and after such incurrence, and if no event of default may be caused by such sale-leaseback or similar arrangement.

As of September 30, 2018, NJR had $88 million outstanding under the NJR Credit Facility. Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

During fiscal 2018, NJR’s average interest rate under the NJR Credit Facility was 2.64 percent, resulting in interest expense of $4.9 million. Based on average borrowings under the facilities of $197.2 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $2.1 million during fiscal 2018.

As of September 30, 2018, NJR has six letters of credit outstanding totaling $14.9 million. Three letters of credit totaling $11.9 million are on behalf of Energy Services and three letters of credit totaling $3 million are on behalf of Clean Energy Ventures. These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties and they will be renewed as necessary.

Energy Services’ letters of credit are used for margin requirements for natural gas transactions and expire on dates ranging from December 2018 to September 2019. Clean Energy Ventures’ letters of credit are used to secure construction of ground-mounted solar projects and to secure obligations pursuant to an interconnection services agreement. They expire on dates ranging from May 2019 to August 2019.

NJNG

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. The NJNG Credit Facility permits the borrowing of revolving loans and swing loans, as well as the issuance of letters of credit. It also permits an increase to the facility, from time to time, with the existing or new lenders, in a minimum of $15 million increments up to a maximum of $50 million at the lending banks’ discretion. As of September 30, 2018, NJNG’s consolidated total indebtedness to total capitalization ratio was 43 percent. As of September 30, 2018, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $185 million. During fiscal 2018, NJNG’s weighted average interest rate on outstanding commercial paper was 1.37 percent, resulting in interest expense of $557,300. Based on average borrowings under the facility of $31.9 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $325,400 during fiscal 2018.

As of September 30, 2018, NJNG has two letters of credit outstanding for $731,000. These letters of credit reduce the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties. These letters of credit are used as collateral for soil remediation systems and expire in August 2019.

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

In November 2014, NJR issued $100 million in 3.48 percent senior notes due November 7, 2024, under the Prudential Facility, which fully utilized the remaining capacity under the facility. The notes issued under the Prudential Facility are guaranteed by certain unregulated subsidiaries of NJR.

In March 2016, NJR entered into a note purchase agreement under which we issued, on August 18, 2016, $50 million of 3.2 percent senior notes due August 18, 2023, and $100 million of 3.54 percent senior notes due August 18, 2026. The notes are guaranteed by certain of our unregulated subsidiaries. The notes are unsecured. The proceeds of the notes were used for general corporate purposes, including working capital and capital expenditures.

In August 2017, NJR entered into a $100 million credit agreement due August 16, 2019. The term loan accrues interest at a variable rate determined monthly, which is LIBOR plus 70 basis points. On January 26, 2018, NJR entered into a variable-for-fixed interest rate swap for its variable rate term loan, which fixed the variable rate at 2.84 percent. As of September 30, 2018, the $100 million term loan, net of deferred financing costs, was classified as a current maturity of long-term debt.

On June 8, 2018, NJR entered into a note purchase agreement, under which we issued $100 million of 3.96 percent senior notes due June 8, 2028. The notes are not secured by assets, but are instead guaranteed by certain unregulated subsidiaries of NJR. The proceeds of the notes will be used for general corporate purposes, including, but not limited to, funding capital expenditures.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On July 17, 2018, the $100 million variable rate term loan was amended to permit the disposition of assets relating to sale-leaseback or other similar tax equity financing arrangements of meter assets or of solar or wind facilities. These transactions are permissible so long as NJR is in compliance with certain covenants both before and after such incurrence, and if no event of default may be caused by such sale-leaseback or similar arrangement.

Neither NJNG nor its assets are obligated or pledged to support NJR’s long-term debt.

NJNG

NJNG and the Trustee are parties to the Mortgage Indenture, which secures all of NJNG’s outstanding FMB. The Mortgage Indenture provides a direct first mortgage lien upon substantially all of the operating properties and franchises of NJNG (other than excepted property, such as cash on hand, choses-in-action, securities, rent, natural gas meters and certain materials, supplies, appliances and vehicles), subject only to certain permitted encumbrances. The Mortgage Indenture contains provisions subjecting after-acquired property (other than excepted property and subject to pre-existing liens, if any, at the time of acquisition) to the lien thereof.

As of September 30, 2018, NJNG’s long-term debt consisted of $575 million in fixed-rate debt issuances, with maturities ranging from 2024 to 2048, and $97 million in secured variable rate debt, with maturities ranging from 2027 to 2041, which are both secured by the Mortgage Indenture, and $26.4 million in capital leases with various maturities ranging from 2019 to 2025.

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

On January 17, 2017, we completed the purchase of three FMBs in lieu of redemption with an aggregate principal amount totaling $35.8 million. The FMBs bore interest at rates ranging from 4.5 percent to 4.9 percent. The bonds purchased in lieu of redemption are being held by us to provide an opportunity to evaluate remarketing alternatives.

On May 11, 2018, NJNG entered into a note purchase agreement, under which NJNG issued $125 million of 4.01 percent senior notes due May 11, 2048. The interest rate includes the quoted March 9, 2018 30-year treasury rate, plus a market-based credit spread. The notes are secured by an equal principal amount of NJNG's FMB (series VV) issued under NJNG's Mortgage Indenture. The proceeds of the notes will be used for general corporate purposes, including, but not limited to, refinancing or retiring short-term debt and funding capital expenditures.

In June 2015, NJNG entered into a treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with a $125 million debt issuance that was finalized in May 2018. This debt issuance coincided with the maturity of NJNG's $125 million, 5.6 percent notes that came due on May 15, 2018. This treasury lock was settled on March 13, 2018, which coincided with the pricing of the new debt being issued. Settlement of the treasury lock resulted in a $2.6 million loss, which is recorded as a component of regulatory assets on the Consolidated Balance Sheets and will be amortized to earnings over the 30-year term of the $125 million, 4.01 percent notes that were issued on May 11, 2018.

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

EDA Bonds accrue interest at a variable rate determined monthly, which was initially calculated as a rate of .55 percent, plus 70 percent of one month LIBOR, subject to earlier redemption or conversion to another interest rate mode. The maximum interest rate on the EDA Bonds is 12 percent per annum. NJNG’s obligations under the Loan Agreement, and its corresponding obligations under the FMB, match the respective principal amounts, interest rates and maturity dates of the EDA Bonds. The weighted average interest rate on the EDA Bonds as of September 30, 2018, was 2.03 percent. The interest rates on variable rate debt may vary based upon market conditions. Sudden increases in the interest rate could cause a change in interest expense and cash flow for the Company in the future.

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

Sale-Leaseback

NJNG

NJNG received $7.8 million, $9.6 million and $7.1 million in fiscal 2018, 2017 and 2016, respectively, in connection with the sale-leaseback of its natural gas meters. During fiscal 2018, 2017 and 2016, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $2.2 million, $2.4 million and $1.9 million, respectively. NJNG continues to evaluate this sale-leaseback program based on current market conditions. As noted, natural gas meters are accepted as property under the Mortgage Indenture.

Clean Energy Ventures

Clean Energy Ventures received proceeds of $71.5 million and $32.9 million in fiscal 2018 and 2017, respectively, in connection with the sale-leaseback of commercial solar assets. Clean Energy Ventures has entered into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over six to 15-year terms. These sale-leasebacks are financing obligations secured by the solar assets and related future cash flows from SREC and energy sales. ITCs and other tax benefits associated with these solar projects were transferred to the buyer. Clean Energy Ventures will continue to operate the solar projects and retain ownership of SRECs generated, and has the option to renew the lease or repurchase the assets at the end of the lease term per the terms of the arrangement.

Contractual Obligations

The following table is a summary of NJR, NJNG, Energy Services and Clean Energy Ventures contractual cash obligations and financial commitments and their applicable payment due dates as of September 30, 2018:

		Up to	1-3	3-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$1,783,345	$139,772	$74,338	$172,472	$1,396,763
Capital lease obligations (1)	39,570	10,932	17,225	6,168	5,245
Solar asset financing obligations (1)	79,410	9,794	15,633	15,680	38,303
Operating leases (1)	67,740	3,217	7,445	7,028	50,050
Short-term debt	151,950	151,950	—	—	—
New Jersey Clean Energy Program (1)	14,052	14,052	—	—	—
Construction obligations	23,903	23,903	—	—	—
Remediation expenditures (2)	130,800	19,800	28,800	28,800	53,400
Natural gas supply purchase obligations-NJNG	240,731	65,737	71,465	67,767	35,762
Demand fee commitments-NJNG	1,128,331	111,993	223,991	200,015	592,332
Natural gas supply purchase obligations-Energy Services	467,369	428,015	39,354	—	—
Demand fee commitments-Energy Services	257,666	83,864	111,403	56,257	6,142
Total contractual cash obligations	$4,384,867	$1,063,029	$589,654	$554,187	$2,177,997

(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.

(2)	Expenditures are estimated. See Note 13. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

We made a discretionary contribution of $30 million during the first quarter of fiscal 2016, to improve the funded status of the pension plans based on then-current actuarial assumptions, which included the adoption of the most recent mortality table. We do not expect to be required to make additional contributions to fund the pension plans over the following two fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, we may elect to make discretionary contributions to the plans in excess of the minimum required amount. We made no discretionary contributions to the pension plans in fiscal 2018 and 2017. There are no federal requirements to pre-fund OPEB benefits. However, we are required to fund certain amounts due to regulatory agreements with the BPU. We anticipate that the annual funding level of the OPEB plans will range from $5 million to $8 million annually over each of the next five years. Additional contributions may vary based on market conditions and various assumptions.

As of September 30, 2018, there were NJR guarantees covering approximately $418.1 million of natural gas purchases and Energy Services demand fee commitments not yet reflected in accounts payable on the Consolidated Balance Sheets.

NJNG incurs significant capital expenditures consisting primarily of its construction program to support customer growth, maintenance of its distribution and transmission system and replacement needed under pipeline safety regulations. During fiscal 2018, committed and spent capital expenditures totaled $241.3 million. In fiscal 2019 and 2020, NJNG’s total capital expenditures are projected to be $475.2 million and $343.2 million, respectively.

In November 2012, NJNG filed a petition with the BPU requesting deferral accounting for incurred uninsured incremental O&M costs associated with Superstorm Sandy. As of September 30, 2018, NJNG deferred $10.9 million in regulatory assets that was approved for recovery through NJNG’s new base rates, effective October 2016.

NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt.

As of September 30, 2018, NJNG’s future MGP expenditures are estimated to be $130.8 million. For a more detailed description of MGP see Note 13. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events and the ability to access capital.

Clean Energy Ventures’ expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. During fiscal 2018, capital expenditures related to the purchase and installation of the solar equipment were $120.1 million. In fiscal 2019, Clean Energy Ventures plans to spend an estimated $134.4 million on commercial and residential solar projects. We estimate the value of solar-related projects placed in service in fiscal 2019 to be between $156 million and $166 million.

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

During fiscal 2018, Midstream had a total of $16.2 million of expenditures related to our investment in the PennEast pipeline project. Expenditures in the PennEast pipeline are expected to total between $13 million and $15 million. Capital expenditures related to our Midstream investment in the Adelphia project were $16.7 million, which includes the initial payment of $10 million towards the purchase price. Including the purchase price of $166 million and assuming the transaction closes, we estimate expenditures related to the Adelphia project to be between $306 million and $310 million.

Energy Services does not currently anticipate any significant capital expenditures in fiscal 2019 and 2020.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Off-Balance-Sheet Arrangements

Our off-balance-sheet arrangements consist of guarantees covering approximately $418.1 million of natural gas purchases, SREC sales and demand fee commitments, and eight outstanding letters of credit totaling $15.6 million, as previously mentioned. See Note 13. Commitments and Contingent Liabilities and Note 8. Debt for more information.

Cash Flows

Operating Activities

Cash flows from operating activities during fiscal 2018 totaled $398.3 million compared with $248 million during fiscal 2017. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

•seasonality of our business;

•fluctuations in wholesale natural gas prices and other energy prices, including changes in derivative asset and liability values;

•timing of storage injections and withdrawals;

•the deferral and recovery of gas costs;

•changes in contractual assets used to optimize margins related to natural gas transactions;

•broker margin requirements;

•impact of unusual weather patterns on our wholesale business;

•timing of the collections of receivables and payments of current liabilities;

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The increase of $150.2 million in operating cash flows during fiscal 2018, compared with fiscal 2017, was due primarily to increased earnings at Energy Services and decreased working capital requirements as mentioned above.

The increase of $105.4 million in operating cash flows during fiscal 2017, compared with fiscal 2016, was due primarily to increased base rates, increased working capital due primarily to lower broker margin requirements, a decrease in bill credits issued and a discretionary contribution of $30 million to our pension plan during fiscal 2016 that did not recur in fiscal 2017.

Investing Activities

Cash flows used in investing activities totaled $373.1 million during fiscal 2018, compared with $390.7 million during fiscal 2017. The decrease of $17.6 million is due primarily to our fiscal 2017 acquisition of Talen’s retail and wholesale energy contract assets totaling $55.7 million that did not recur in fiscal 2018, cash proceeds of $27.9 million from the sale of Two Dot wind farm and NJRRS and a decrease in solar capital expenditures and PennEast investment of $26 million and $10.9 million, respectively, partially offset by an increase in expenditures of $78.3 million for our utility plant at NJNG, an advance payment of $10 million for the IEC acquisition and cash proceeds in fiscal 2017 of $9.4 million from a sale of a building that did not recur in fiscal 2018.

Cash flows used in investing activities totaled $390.7 million during fiscal 2017, compared with $363.2 million during fiscal 2016. The increase of $27.5 million was due primarily to our acquisition of Talen’s retail and wholesale energy contract assets totaling $55.7 million and increased investments in solar projects and PennEast of $39.4 million and $15.9 million, respectively, partially offset by a decrease in capital expenditures in wind investments of $39.1 million and utility plant of $32 million, along with net proceeds of $9.4 million from the sale of an office building and $6.6 million from the sale of available for sale securities.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG’s capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, mandated pipeline safety rulemaking, general system improvements and approved infrastructure programs. NJNG’s capital expenditures, including cost of removal, totaled $254.5 million and $176.2 million in fiscal 2018 and fiscal 2017, respectively.

The Company enters into various agreements to install, own and operate solar equipment, including both residential and commercial projects and onshore wind projects. During fiscal 2018 and fiscal 2017, capital expenditures on these projects totaled $123.4 million and $149.4 million, respectively.

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

Cash flows used in financing activities during fiscal 2018 totaled $26 million, compared with cash flows from financing activities of $107.3 million during fiscal 2017. The increase of $133.3 million is due primarily to increased payments of short-term borrowings at NJR and long-term borrowings at NJNG, partially offset by an additional $125 million in long-term borrowings at NJNG, proceeds from the issuance of stock through our waiver discount plan and increased proceeds from solar sale-leasebacks.

Cash flows from financing activities during fiscal 2017 totaled $107.3 million, compared with $253.2 million during fiscal 2016. The increase of $145.9 million was due primarily to the issuance of $100 million of long-term debt compared with $275 million in the previous year, the purchase of three FMBs in lieu of redemption totaling $35.8 million at NJNG and $50 million redemption of long-term debt at NJR, partially offset by an increase in short-term borrowings at NJR and proceeds of $32.9 million from the solar sale-leasebacks at Clean Energy Ventures.

NJNG received $7.8 million, $9.6 million and $7.1 million for fiscal 2018, 2017 and 2016, respectively, in connection with the sale-leaseback of its natural gas meters. During fiscal 2018, 2017 and 2016, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $2.2 million, $2.4 million and $1.9 million, respectively. NJNG continues to evaluate the natural gas meter sale-leaseback program based on current market conditions.

Credit Ratings

The table below summarizes NJNG’s current credit ratings issued by two rating entities, S&P and Moody’s, as of September 30, 2018:

	S&P	Moody’s
Corporate Rating	BBB+	N/A
Commercial Paper	A-2	P-1
Senior Secured	A	Aa2
Ratings Outlook	Negative	Negative

On January 19, 2018, Moody’s revised NJNG's rating outlook from stable to negative along with 23 other utility companies. This change reflects Moody’s view that tax reform is credit-negative for regulated utilities due to reduced cash collected from customers, while the loss of bonus depreciation reduces tax deferrals. The negative outlook also considers the uncertainty over timing of any regulatory actions or changes to corporate finance polices made to offset the financial impact. This action does not currently affect any of NJNG’s long-term borrowing rates. These ratings were reaffirmed by Moody’s on February 2, 2018.

On August 13, 2018, S&P lowered NJNG’s credit rating to BBB+ from A, senior secured debt rating to A from A+ and short-term and Commercial Paper rating to A-2 from A-1, and also reaffirmed NJNG's rating outlook that was changed on May 23, 2018, from stable to negative. S&P's negative outlook reflects NJNG's rising capital spending program, impacts of corporate tax reform and modestly higher use of debt leverage to fund NJR's growing midstream business. This action does not currently affect any of NJNG’s long-term borrowing rates or financial covenants. The impact on NJNG’s short-term borrowing rates was immaterial.

NJNG’s S&P and Moody’s ratings are investment-grade ratings. NJR is not a rated entity.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Although NJNG is not party to any lending agreements that would accelerate the maturity date of any obligation caused by a failure to maintain any specific credit rating, if such ratings are downgraded below investment grade, borrowing costs could increase, as would the costs of maintaining certain contractual relationships and future financing, and our access to capital markets would be reduced. Even if ratings are downgraded without falling below investment grade, NJR and NJNG could face increased borrowing costs under their credit facilities. A rating set forth above is not a recommendation to buy, sell or hold NJR’s or NJNG’s securities and may be subject to revision or withdrawal at any time. Each rating set forth above should be evaluated independently of any other rating.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2017 to September 30, 2018:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2017	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2018
Natural Gas Distribution	$(1,149)	$(25)	$(1,268)	$94
Energy Services	(5,552)	(22,571)	(1) (14,198)	(13,925)
Total	$(6,701)	$(22,596)	$(15,466)	$(13,831)
(1) Includes the addition of $9.5 million related to the fair value of the derivative instrument acquired through the disposition of NJRRS.

There were no changes in methods of valuations during the year ended September 30, 2018.

The following is a summary of fair market value of financial derivatives as of September 30, 2018, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2019	2020	2021 - 2023	After 2023	Total Fair Value
Price based on NYMEX/CME	$4,425	$1,880	$721	$—	$7,026
Price based on ICE	(13,371)	(7,263)	(223)	—	(20,857)
Total	$(8,946)	$(5,383)	$498	$—	$(13,831)

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of financial derivatives by type at September 30, 2018:

		Volume Bcf	Price per MMBtu (1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	27.9	2.28 - 3.05	$94
Energy Services	Futures	(7.0)	$1.48 - $5.93	(20,949)
	Swaps	(17.3)	2.72 - 3.46	7,024
Total				$(13,831)

(1)	Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2017 to September 30, 2018:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2017	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2018
Natural Gas Distribution - Prices based on other external data	$79	4,587	4,773	$(107)
Energy Services - Prices based on other external data	(3,584)	277	14,570	(17,877)
Total	$(3,505)	4,864	19,343	$(17,984)

The following table reflects the changes in the fair market value of interest rate contracts from September 30, 2017 to September 30, 2018:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2017	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2018
Natural Gas Distribution - Prices based on other external data	$(8,467)	5,892	(2,575)	$—
Home Services and Other - Prices based on other external data	—	335	(46)	381
Total	$(8,467)	6,227	(2,621)	$381

Foreign Currency Market Risks

The following table reflects the changes in the fair market value of financial derivatives related to foreign currency hedges from September 30, 2017 to September 30, 2018:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2017	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2018
Energy Services	$44	(379)	(91)	$(244)

There were no changes in methods of valuations during the fiscal year ended September 30, 2018.

The following is a summary of fair market value of financial derivatives related to foreign currency hedges as of September 30, 2018, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2019	2020	2021 - 2023	After 2023	Total Fair Value
Prices based on other external data	$(126)	(84)	(34)	—	$(244)

Our market price risk is predominately related to changes in the price of natural gas at the Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and fixed price swaps is linked to this location, the price sensitivity analysis has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed swap positions by approximately $10.8 million. This analysis does not include potential changes to reported credit adjustments embedded in the $5.1 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(5,414)	$(10,829)	$(16,243)	$(21,657)
Ending derivative fair value	$5,081	$(333)	$(5,748)	$(11,162)	$(16,576)
Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$5,414	$10,829	$16,243	$21,657
Ending derivative fair value	$5,081	$10,495	$15,910	$21,324	$26,738

Wholesale Credit Risk

Natural Gas Distribution and Energy Services engage in wholesale marketing activities and Clean Energy Ventures engages in SREC sales. We monitor and manage the credit risk of our operations through credit policies and procedures that management believes reduce overall credit risk. These policies include a review and evaluation of prospective counterparties’ financial statements and/or credit ratings, daily monitoring of counterparties’ credit limits, daily communication with traders regarding credit status and the use of credit mitigation measures, such as minimum margin requirements, collateral requirements and netting agreements. Examples of collateral include letters of credit and cash received for either prepayment or margin deposit.

Our Risk Management Committee continuously monitors our credit risk management policies and procedures and is composed of individuals from NJR-affiliated companies. The Risk Management Committee meets at least once a month and, among other things, evaluates the effectiveness of existing credit policies and procedures, reviews material transactions and discusses emerging issues.

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of September 30, 2018. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts, plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Energy Services’ and Clean Energy Ventures’ counterparty credit exposure as of September 30, 2018, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$175,064	$143,438
Noninvestment grade	43,419	10,648
Internally-rated investment grade	30,693	26,189
Internally-rated noninvestment grade	15,566	3,789
Total	$264,742	$184,064

NJNG’s counterparty credit exposure as of September 30, 2018, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$4,918	$4,121
Noninvestment grade	67	—
Internally-rated investment grade	93	43
Internally-rated noninvestment grade	10,184	—
Total	$15,262	$4,164

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

As of September 30, 2018, NJNG is obligated to make principal and interest payments under a loan agreement securing $97 million of variable rate debt issued by the EDA. The bonds are in a LIBOR-based monthly interest rate mode and will accrue interest for five years at a variable rate determined monthly, which was initially calculated at .55 percent plus 70 percent of one-month LIBOR. As of September 30, 2018, the EDA Bonds had a weighted average interest rate of 1.78 percent. The EDA Bonds are subject to changes in market conditions for tax-exempt bonds and there can be no assurance that the interest rate will remain stable and not increase significantly due to market conditions, which could adversely affect NJNG’s borrowing costs. A 100 basis point change in the EDA Bonds’ average interest rate would have caused a change in interest expense for these variable rate bonds by approximately $922,000 during fiscal 2018.

As of September 30, 2018, NJR is obligated to make principal and interest payments under a loan agreement securing $100 million of variable rate debt dated August 18, 2017. The term loan accrues interest at a variable rate determined monthly, which is LIBOR plus 70 basis points. On January 26, 2018, NJR entered into a variable-for-fixed interest rate swap on the variable rate term loan, which fixed the variable rate at 2.84 percent.

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of September 30, 2018, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the Unites States of America.

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

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018, which appears herein.

November 20, 2018

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Jersey Resources Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, common stock equity, and cash flows, for each of the three years in the period ended September 30, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

November 20, 2018

We have served as the Company's auditor since 1951.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Jersey Resources Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2018, of the Company and our report dated November 20, 2018, expressed an unqualified opinion on those financial statements and financial statement schedule.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

November 20, 2018

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share data)
Fiscal years ended September 30,	2018	2017	2016
OPERATING REVENUES
Utility	$731,865	$695,637	$594,346
Nonutility	2,183,244	1,572,980	1,286,559
Total operating revenues	2,915,109	2,268,617	1,880,905
OPERATING EXPENSES
Gas purchases:
Utility	276,005	258,687	205,034
Nonutility	1,990,832	1,436,740	1,139,301
Related parties	8,505	8,340	8,351
Operation and maintenance	266,919	226,356	208,421
Regulatory rider expenses	38,969	40,243	39,300
Depreciation and amortization	85,701	81,841	72,748
Energy and other taxes	52,102	49,366	40,215
Total operating expenses	2,719,033	2,101,573	1,713,370
OPERATING INCOME	196,076	167,044	167,535
Other income, net	16,853	14,437	9,196
Interest expense, net of capitalized interest	46,286	44,886	31,044
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	166,643	136,595	145,687
Income tax (benefit) provision	(53,785)	18,343	23,530
Equity in earnings of affiliates	13,008	13,813	9,515
NET INCOME	$233,436	$132,065	$131,672

EARNINGS PER COMMON SHARE
Basic	$2.66	$1.53	$1.53
Diluted	$2.64	$1.52	$1.52
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	87,689	86,321	85,884
Diluted	88,315	87,144	86,731

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)
Fiscal years ended September 30,	2018	2017	2016
Net income	$233,436	$132,065	$131,672
Other comprehensive income, net of tax:
Unrealized (loss) gain on available for sale securities, net of tax of 6,973, $(4,401) and $1,499, respectively	(19,245)	6,846	(2,187)
Reclassifications of losses to net income on available for sale securities, net of tax of $(858), $0 and $0, respectively	11,647	—	—
Adjustment to postemployment benefit obligation, net of tax of $(573), $(3,487) and $2,466, respectively	1,520	5,053	(3,574)
Other comprehensive (loss) income	(6,078)	11,899	(5,761)
Comprehensive income	$227,358	$143,964	$125,911

(1)	Available for sale securities are included in other noncurrent assets on the Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal years ended September 30,	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$233,436	$132,065	$131,672
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	26,770	(11,241)	46,883
Gain on sale of available for sale securities	(5,332)	(7,287)	—
Gain on sale of businesses	(4,663)	—	—
Depreciation and amortization	85,701	81,841	72,748
Amortization of acquired wholesale energy contracts	18,222	762	—
Allowance for equity used during construction	(5,531)	(3,867)	(4,375)
Allowance for doubtful accounts	2,579	2,023	1,616
Deferred income taxes	15,590	41,442	27,721
Deferred income tax benefit due to tax legislation	(75,736)	—	—
Manufactured gas plant remediation costs	(16,171)	(10,934)	(8,106)
Equity in earnings, net of distributions received from equity investees	(1,725)	(462)	4,534
Cost of removal - asset retirement obligations	(298)	(484)	(403)
Contributions to postemployment benefit plans	(6,359)	(6,077)	(33,359)
Tax benefit of delivered shares from stock based compensation	2,950	1,285	1,755
Changes in:
Components of working capital	97,004	17,081	(123,325)
Other noncurrent assets	17,860	13,978	3,933
Other noncurrent liabilities	13,989	(2,079)	21,336
Cash flows from operating activities	398,286	248,046	142,630
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(206,880)	(144,106)	(176,067)
Solar and wind equipment	(123,421)	(149,400)	(149,063)
Midstream and other	(6,644)	(2,434)	(1,896)
Cost of removal	(47,643)	(32,143)	(29,066)
Acquisition of retail and wholesale energy contracts	—	(55,661)	—
Investments in equity investees	(16,151)	(27,070)	(11,176)
Distributions from equity investees in excess of equity in earnings	3,117	2,749	2,351
Cash paid related to acquisition	(10,000)	—	—
(Deposits to) withdrawal from restricted cash construction fund	(9)	1,322	979
Proceeds from sale of property, net of closing costs	—	9,443	748
Proceeds from sale of businesses, net of closing costs	27,916	—	—
Proceeds from sale of available for sale securities, net	6,616	6,639	—
Cash flows used in investing activities	(373,099)	(390,661)	(363,190)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
Proceeds from long-term debt	225,000	100,000	275,000
Payments of long-term debt	(165,486)	(97,854)	(13,289)
(Payments of) proceeds from short-term debt, net	(114,050)	144,300	55,350
Proceeds from sale-leaseback transaction - solar	71,538	32,901	—
Proceeds from sale-leaseback transaction - gas meters	7,820	9,587	7,107
Payments of common stock dividends	(95,835)	(87,988)	(82,445)
Proceeds from waiver discount issuance of common stock	41,677	—	—
Proceeds from issuance of common stock	17,136	17,492	16,010
Purchases of treasury stock	—	(6,355)	(1,008)
Tax withholding payments related to net settled stock compensation	(13,755)	(4,788)	(3,547)
Cash flows (used in) from financing activities	(25,955)	107,295	253,178
Change in cash and cash equivalents	(768)	(35,320)	32,618
Cash and cash equivalents at beginning of period	2,226	37,546	4,928
Cash and cash equivalents at end of period	$1,458	$2,226	$37,546
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(7,524)	$(56,974)	$11,303
Inventories	15,464	3,022	(45,986)
Recovery of gas costs	30,439	(90)	(39,642)
Gas purchases payable	51,187	20,663	(11,963)
Gas purchases payable - related parties	(1)	2	(411)
Prepaid and accrued taxes	1,254	10,366	2,385
Accounts payable and other	40,422	13,086	(15,656)
Restricted broker margin accounts	(30,974)	22,570	(38,752)
Customers’ credit balances and deposits	368	(5,877)	12,044
Other current assets	(3,631)	10,313	3,353
Total	$97,004	$17,081	$(123,325)
SUPPLEMENTAL DISCLOSURES
Cash paid (received) for:
Interest (net of amounts capitalized)	$44,821	$44,362	$31,996
Income taxes	$5,577	$(6,877)	$(3,516)
Accrued capital expenditures	$30,559	$21,769	$48,881
Inception gain on natural gas swap contract recognized as non-cash proceeds from sale of business	$14,579	$—	$—
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEETS

ASSETS

(Thousands)
September 30,	2018	2017

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$2,368,914	$2,241,324
Construction work in progress	192,481	119,318
Nonutility plant and equipment, at cost	697,406	843,142
Construction work in progress	45,690	7,286
Total property, plant and equipment	3,304,491	3,211,070
Accumulated depreciation and amortization, utility plant	(530,753)	(489,122)
Accumulated depreciation and amortization, nonutility plant and equipment	(122,689)	(112,207)
Property, plant and equipment, net	2,651,049	2,609,741

CURRENT ASSETS
Cash and cash equivalents	1,458	2,226
Customer accounts receivable:
Billed	205,490	196,467
Unbilled revenues	7,199	7,202
Allowance for doubtful accounts	(5,704)	(5,181)
Regulatory assets	18,297	50,791
Gas in storage, at average cost	184,633	202,063
Materials and supplies, at average cost	13,910	11,944
Prepaid and accrued taxes	23,047	24,764
Derivatives, at fair value	27,396	30,081
Restricted broker margin accounts	53,719	25,827
Asset held for sale	206,905	—
Other current assets	33,730	33,260
Total current assets	770,080	579,444

NONCURRENT ASSETS
Investments in equity investees	190,866	172,585
Regulatory assets	368,592	375,919
Derivatives, at fair value	10,560	9,164
Available for sale securities	32,917	65,752
Intangible assets	23,375	41,084
Other noncurrent assets	96,225	74,818
Total noncurrent assets	722,535	739,322
Total assets	$4,143,664	$3,928,507

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands, except share data)
September 30,	2018	2017

CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; Outstanding September 30, 2018 — 88,292,956; September 30, 2017 — 86,555,507	$226,196	$222,258
Premium on common stock	274,748	219,696
Accumulated other comprehensive loss, net of tax	(12,610)	(3,256)
Treasury stock, at cost and other; Shares September 30, 2018 — 2,185,013; September 30, 2017 — 2,347,380	(76,473)	(70,039)
Retained earnings	1,007,117	867,984
Common stock equity	1,418,978	1,236,643
Long-term debt	1,180,619	997,080
Total capitalization	2,599,597	2,233,723

CURRENT LIABILITIES
Current maturities of long-term debt	123,545	165,375
Short-term debt	151,950	266,000
Gas purchases payable	211,303	160,115
Gas purchases payable to related parties	1,150	1,152
Accounts payable and other	135,240	96,878
Dividends payable	25,824	23,586
Accrued taxes	1,568	2,031
Regulatory liabilities	8,185	78
New Jersey Clean Energy Program	14,052	14,202
Derivatives, at fair value	46,652	46,544
Liabilities held for sale	4,182	—
Customers’ credit balances and deposits	27,325	26,957
Total current liabilities	750,976	802,918

NONCURRENT LIABILITIES
Deferred income taxes	242,436	514,708
Deferred investment tax credits	3,976	4,297
Deferred gain	9,104	27,728
Derivatives, at fair value	22,982	11,330
Manufactured gas plant remediation	130,800	149,000
Postemployment employee benefit liability	137,007	128,888
Regulatory liabilities	209,139	14,507
Asset retirement obligation	28,688	31,420
Other noncurrent liabilities	8,959	9,988
Total noncurrent liabilities	793,091	891,866
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$4,143,664	$3,928,507

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2015	85,531	$220,838	$209,931	$(9,394)	$(92,164)	$777,745	$1,106,956
Net income						131,672	131,672
Other comprehensive loss				(5,761)			(5,761)
Common stock issued:
Incentive compensation plan	325	816	8,583				9,399
Dividend reinvestment plan (1)	471		(2,879)		18,942		16,063
Cash dividend declared ($.975 per share)						(83,861)	(83,861)
Treasury stock and other	(241)		(55)		(7,822)		(7,877)
Balance at September 30, 2016	86,086	221,654	215,580	(15,155)	(81,044)	825,556	1,166,591
Net income						132,065	132,065
Other comprehensive income				11,899			11,899
Common stock issued:
Incentive compensation plan	241	604	5,090				5,694
Dividend reinvestment plan (1)	472		(946)		18,568		17,622
Cash dividend declared ($1.0375 per share)						(89,637)	(89,637)
Treasury stock and other	(243)		(28)		(7,563)		(7,591)
Balance at September 30, 2017	86,556	222,258	219,696	(3,256)	(70,039)	867,984	1,236,643
Net income						233,436	233,436
Other comprehensive loss				(6,078)			(6,078)
Common stock issued:
Incentive compensation plan	561	1,403	15,169				16,572
Dividend reinvestment plan (1)	413		755		16,339		17,094
Waiver discount	1,014	2,535	39,142				41,677
Cash dividend declared ($1.11 per share)						(97,579)	(97,579)
Treasury stock and other	(251)		(14)		(22,773)		(22,787)
Reclassifications of certain income tax effects to retained earnings (2)				(3,276)		3,276	—
Balance at September 30, 2018	88,293	$226,196	$274,748	$(12,610)	$(76,473)	$1,007,117	$1,418,978

(1)	Shares sold through the DRP are issued from treasury stock at average cost, which may differ from the actual market price paid.

(2)
Due to the adoption of ASU No. 2018-02, an amendment to ASC 740, Income Taxes. See Note 2. Summary of Significant Accounting Policies - Recently Adopted Updates to the Accounting Standards Codification section for more details.

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

1. NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and operates certain unregulated businesses primarily through the following:

New Jersey Natural Gas Company provides natural gas utility service to approximately 538,700 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

NJR Clean Energy Ventures Corporation, the Company's clean energy subsidiary, comprises the Clean Energy Ventures segment and consists of the Company's capital investments in commercial and residential solar projects located throughout New Jersey and onshore wind investments in Iowa, Kansas, Wyoming and Pennsylvania. On June 1, 2018, Clean Energy Ventures completed the sale of its membership interest in a 9.7 MW wind farm in Two Dot, Montana. See Note 17. Dispositions for more details regarding the sale.

NJR Energy Services Company comprises the Energy Services segment. Energy Services maintains and transacts around a portfolio of natural gas storage and transportation capacity contracts and provides physical wholesale energy and energy management services in the U.S. and Canada. From July 2017 through February 2018, NJR Retail Services Company provided retail natural gas supply and transportation services to commercial and industrial customers in Delaware, Maryland, Pennsylvania and New Jersey as part of the Energy Services segment. NJRRS was sold to an unrelated third party on February 28, 2018. See Note 17. Dispositions for more details regarding the sale.

NJR Midstream Holdings Corporation, which comprises the Midstream segment, invests in energy-related ventures through its subsidiaries, NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined ownership interest in Steckman Ridge, located in Pennsylvania; NJNR Pipeline, which holds our DM Common Units; and NJR Pipeline Company, which includes Adelphia Gateway, LLC and the Company's 20 percent ownership interest in PennEast. See Note 6. Investments in Equity Investees for more information.

NJR Retail Holdings Corporation has two principal subsidiaries: NJR Home Services Company, which provides heating, central air conditioning, standby generators, solar and other indoor and outdoor comfort products to residential homes throughout New Jersey; and Commercial Realty & Resources Corporation, which owns commercial real estate. NJR Home Services Company and Commercial Realty & Resources Corporation are included in Home Services and Other operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Other financial investments or contractual interests that lack the characteristics of a voting interest entity, which are commonly referred to as variable interest entities, are evaluated by the Company to determine if the entity has the power to direct business activities and, therefore, would be considered a controlling interest that the Company would have to consolidate. Based on those evaluations, NJR has determined that it does not have any investments in variable interest entities as of September 30, 2018, 2017 and 2016.

Investments in entities over which the Company does not have a controlling financial interest are either accounted for under the equity method or cost method of accounting.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies during the reporting period. On a quarterly basis or more frequently whenever events or changes in circumstances indicate a need, the Company evaluates its estimates, including those related to the calculation of the fair value of derivative instruments, debt, investments, unbilled revenues, allowance for doubtful accounts, provisions for depreciation and amortization, long-lived assets, regulatory assets and liabilities, income taxes, pensions and other postemployment benefits, contingencies related to environmental matters and litigation. AROs are evaluated as often as needed. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed are based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates and the number of years on which to base the cash flow projections, as well as other assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates based on the risk inherent in the acquired assets and related cash flows. Our valuation of an acquired business is based on available information at the acquisition date and assumptions that we believe are reasonable. However, a change in facts and circumstances as of the acquisition date can result in subsequent adjustments during the measurement period, but no later than one year from the acquisition date.

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

Gas purchases at Energy Services are composed of gas costs to be paid upon completion of a variety of transactions, as well as realized gains and losses from settled derivative instruments and unrealized gains and losses on the change in fair value of derivative instruments that have not yet settled. Changes in the fair value of derivatives that economically hedge the forecasted purchases of natural gas are recognized in gas purchases as they occur.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Demand Fees

For the purpose of securing storage and pipeline capacity in support of their respective businesses, the Energy Services and Natural Gas Distribution segments enter into storage and pipeline capacity contracts, which require the payment of associated demand fees and charges that allow them access to a high priority of service in order to maintain the ability to access storage or pipeline capacity during a fixed time period, which generally ranges from one to 10 years. Many of these demand fees and charges are based on established tariff rates as established and regulated by FERC. These charges represent commitments to pay storage providers and pipeline companies for the priority right to transport and/or store natural gas utilizing their respective assets.

The following table summarizes the demand charges, which are net of capacity releases, and are included as a component of gas purchases on the Consolidated Statements of Operations for the fiscal years ended September 30:

(Millions)	2018	2017	2016
Energy Services	$153.0	$126.4	$141.0
Natural Gas Distribution	92.5	80.2	77.8
Total	$245.5	$206.6	$218.8

Energy Services expenses demand charges over the term of the service being provided.

The Natural Gas Distribution segment’s costs associated with demand charges are included in its weighted average cost of gas. The demand charges are expensed based on NJNG’s BGSS sales and recovered as part of its gas commodity component of its BGSS tariff.

Operations and Maintenance Expenses

Operations and maintenance expenses include operations and maintenance salaries and benefits, materials and supplies, usage of vehicles, tools and equipment, payments to contractors, utility plant maintenance, customer service, professional fees and other outside services, insurance expense, accretion of cost of removal for future retirements of utility assets and other administrative expenses and are expensed as incurred.

Stock-Based Compensation

Stock-based compensation represents costs related to stock-based awards granted to employees and NJR Board of Directors members. NJR recognizes stock-based compensation based upon the estimated fair value of awards. The recognition period for these costs begins at either the applicable service inception date or grant date and continues throughout the requisite service period. The related compensation cost is recognized as O&M expense on the Consolidated Statements of Operations. See Note 9. Stock-Based Compensation for further information.

Sales Tax Accounting

Sales tax that is collected from customers is presented in both operating revenues and operating expenses on the Consolidated Statements of Operations. During fiscal 2018, 2017 and 2016, sales tax collected was $41.7 million, $39.4 million and $31 million, respectively. Effective January 1, 2017, the New Jersey sales tax rate decreased from 7 percent to 6.875 percent. Effective January 1, 2018, the New Jersey sales tax rate decreased again to 6.625 percent.

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

The Company invests in property that qualifies for federal ITCs and utilizes the ITCs, as allowed, based on the cost and life of the assets. ITCs at NJNG are deferred and amortized as a reduction to the tax provision over the average lives of the related equipment in accordance with regulatory treatment. ITCs at the unregulated subsidiaries of NJR are recognized as a reduction to income tax expense when the property is placed in service. The Company invests in property that qualifies for PTCs. PTCs are recognized as reductions to current federal income tax expense as PTCs are generated through the production activities of the assets. Changes to the federal statutes related to ITCs and PTCs, which have the effect of reducing or eliminating the credits, could have a negative impact on earnings and cash flows.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Investments in Equity Investees

The Company accounts for its investments in Steckman Ridge and PennEast, using the equity method of accounting where its respective ownership interests are 50 percent or less and/or it has significant influence over operating and management decisions, but is not the primary beneficiary, as defined under ASC 810, Consolidation. The Company’s share of earnings is recognized as equity in earnings of affiliates on the Consolidated Statements of Operations. See Note 6. Investments in Equity Investees for more information.

Property Plant and Equipment

Regulated property, plant and equipment is stated at original cost. Costs include direct labor, materials and third-party construction contractor costs, AFUDC and certain indirect costs related to equipment and employees engaged in construction. Nonregulated property, plant and equipment is stated at original cost. Costs include direct labor, materials and third-party construction contractor costs and certain indirect costs related to equipment and employees engaged in construction. Upon retirement, the cost of depreciable property, plus removal costs less salvage, is charged to accumulated depreciation with no gain or loss recorded.

Depreciation is computed on a straight-line basis over the useful life of the assets for unregulated entities, and using rates based on the estimated average lives of the various classes of depreciable property for NJNG. The composite rate of depreciation used for NJNG was 2.29 percent of average depreciable property in fiscal 2018, 2.25 percent in fiscal 2017 and 2.32 percent in fiscal 2016. The Company recorded $85.7 million, $81.8 million and $72.7 million in depreciation expense during fiscal 2018, 2017 and 2016, respectively. Effective October 1, 2016, the overall depreciation rate is 2.4 percent, as settled in the base rate case.

Property, plant and equipment was comprised of the following as of September 30:

(Thousands)
Property Classifications	Estimated Useful Lives	2018	2017
Distribution facilities	38 to 74 years	$2,151,249	$1,952,697
Transmission facilities	35 to 56 years	295,692	294,586
Storage facilities	34 to 47 years	79,470	78,245
Solar property	20 to 25 years	720,562	587,345
Wind property (1)	17 to 25 years	—	244,764
Midstream property (2)	30 years	6,747	—
All other property	5 to 35 years	50,771	53,433
Total property, plant and equipment		3,304,491	3,211,070
Accumulated depreciation and amortization		(653,442)	(601,329)
Property, plant and equipment, net		$2,651,049	$2,609,741

(1)	Reclassified to assets held for sale. See Note 2. Summary of Significant Accounting Policies, for more information.

(2)	Includes activity related to the acquisition of IEC by Adelphia. For fiscal 2017, Midstream property was originally included in All other property.

In March 2017, CR&R sold a 56,400-square-foot office building on five acres of land located in Monmouth County for $9.4 million, net of closing costs, generating a pre-tax gain of $1.9 million, which was recognized as a reduction to O&M on the Consolidated Statements of Operations.

Capitalized and Deferred Interest

NJNG’s base rates include the ability to recover AFUDC on its construction work in progress. For all NJNG construction projects, an incremental cost of equity is recoverable during periods when NJNG’s short-term debt balances are lower than its construction work in progress. For more information on AFUDC treatment with respect to certain accelerated infrastructure projects, see Note 3. Regulation - Infrastructure programs.

Capitalized amounts associated with the debt and equity components of NJNG’s AFUDC are recorded in utility plant on the Consolidated Balance Sheets. Corresponding amounts for the debt component are recognized in interest expense and in other income for the equity component on the Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Capitalized and deferred interest include the following for the fiscal years ended September 30:

($ in thousands)	2018	2017	2016
AFUDC:
Debt	$1,979	$1,311	$5,009
Equity	5,531	3,867	4,375
Total	$7,510	$5,178	$9,384
Weighted average interest rate	5.94%	6.90%	5.06%

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RAC and USF expenditures. See Note 3. Regulation. The SBC interest rate changes each September based on the August 31 seven-year constant maturity treasury rate plus 60 basis points. The rate was 3.41 percent, 2.55 percent and 2.05 percent for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. Accordingly, other income included $411,000, $78,000 and $54,000 in the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and temporary investments with maturities of three months or less, and excludes restricted cash of $252,000 and $243,000 as of September 30, 2018 and 2017, respectively, related to escrow balances for utility plant projects, which is recorded in other current and noncurrent assets on the Consolidated Balance Sheets.

Customer Accounts Receivable and Allowance for Doubtful Accounts

Receivables consist of natural gas sales and transportation services billed to residential, commercial, industrial and other customers, as well as equipment sales, installations, solar leases and PPAs to commercial and residential customers. The Company evaluates its accounts receivables and, to the extent customer account balances are outstanding for more than 60 days, establishes an allowance for doubtful accounts. The allowance is based on a combination of factors including historical collection experience and trends, aging of receivables, general economic conditions in the Company’s distribution or sales territories and customer-specific information. The Company writes-off customer accounts once it is determined they are uncollectible.

The following table summarizes customer accounts receivable by company as of September 30:

(Thousands)	2018		2017
Energy Services	$157,936	77%	$150,322	77%
Natural Gas Distribution (1)	39,151	19	37,432	19
Clean Energy Ventures	3,330	2	2,655	1
Home Services and Other Operations	5,073	2	6,058	3
Total	$205,490	100%	$196,467	100%

(1)	Does not include unbilled revenues of $7.2 million as of September 30, 2018 and 2017.

Loans Receivable

NJNG currently provides loans, with terms ranging from three to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Consolidated Balance Sheets. The Company has recorded $10.4 million and $8.9 million in other current assets and $39.5 million and $40.4 million in other noncurrent assets as of September 30, 2018 and 2017, respectively, on the Consolidated Balance Sheets, related to the loans. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of September 30, 2018 and 2017, the Company has not recorded an allowance for doubtful accounts for SAVEGREEN loans.

Regulatory Assets & Liabilities

Under cost-based regulation, regulated utility enterprises generally are permitted to recover their operating expenses and earn a reasonable rate of return on their utility investment.

Our Natural Gas Distribution segment maintains its accounts in accordance with the FERC Uniform System of Accounts as prescribed by the BPU and in accordance with the ASC 980, Regulated Operations. As a result of the impact of the ratemaking process and regulatory actions of the BPU, NJNG is required to recognize the economic effects of rate regulation. Accordingly, NJNG capitalizes or defers certain costs that are expected to be recovered from its customers as regulatory assets and recognizes certain obligations representing probable future expenditures as regulatory liabilities on the Consolidated Balance Sheets. See Note 3. Regulation for a more detailed description of NJNG’s regulatory assets and liabilities.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Gas in Storage

Gas in storage is reflected at average cost on the Consolidated Balance Sheets and represents natural gas and LNG that will be utilized in the ordinary course of business.

The following table summarizes gas in storage, at average cost by company, as of September 30:

	2018		2017
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
Energy Services	$90,166	34.1	$122,884	53.9
Natural Gas Distribution	94,467	24.9	79,179	21.8
Total	$184,633	59.0	$202,063	75.7

Derivative Instruments

The Company accounts for its financial instruments, such as futures, options, foreign exchange contracts and interest rate contracts, as well as its physical commodity contracts related to the purchase and sale of natural gas at Energy Services, as derivatives, and therefore recognizes them at fair value on the Consolidated Balance Sheets. The Company’s unregulated subsidiaries record changes in the fair value of their financial commodity derivatives in gas purchases and changes in the fair value of their physical forward contracts in gas purchases or operating revenues, as appropriate, on the Consolidated Statements of Operations. Ineffective portions of the cash flow hedges are recognized immediately in earnings.

The ASC 815, Derivatives and Hedging also provides for a NPNS scope exception for qualifying physical commodity contracts that are intended for purchases and sales during the normal course of business and for which physical delivery is probable. Effective January 1, 2016, the Company prospectively applies this normal scope exception on a case-by-case basis to physical commodity contracts at NJNG and forward SREC contracts at Clean Energy Ventures. When applied, it does not record changes in the fair value of these contracts until the contract settles and the related underlying natural gas or SREC is delivered. Gains and/or losses on NJNG’s derivatives used to economically hedge its regulated natural gas supply obligations, as well as its exposure to interest rate variability, are recoverable through its BGSS, a component of its tariff. Accordingly, the offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability on the Consolidated Balance Sheets.

See Note 4. Derivative Instruments for additional details regarding natural gas trading and hedging activities.

Fair values of exchange-traded instruments, including futures and swaps, are based on unadjusted, quoted prices in active markets. The Company’s non-exchange-traded financial instruments, foreign currency derivatives, over-the-counter physical commodity contracts at Energy Services and interest rate contracts are valued using observable, quoted prices for similar or identical assets when available. In establishing the fair value of contracts for which a quoted basis price is not available at the measurement date, management utilizes available market data and pricing models to estimate fair values. Fair values are subject to change in the near term and reflect management’s best estimate based on a variety of factors. Estimating fair values of instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from, or paid to, a third party in settlement of the instruments. These amounts could be materially different from amounts that might be realized in an actual sale transaction.

Assets Held for Sale

The Company classifies an asset as held for sale if there is a commitment to sell the asset, the asset is available for immediate sale, the sale is probable and the sale will be completed within one year. In March 2018, Clean Energy Ventures committed to a plan to sell its wind assets and expects that the sale will be completed within the next 12 months. Accordingly, the Company classified its wind assets and related liabilities as held for sale on the Consolidated Balance Sheets, which resulted in depreciation expense on wind assets no longer being recorded.

The wind assets classified as held for sale are measured at the lower of their carrying value or fair value less cost to sell. At September 30, 2018, the Company performed a fair value assessment of its wind assets held for sale. The Company equally weighted the valuation derived from an income approach and a market approach to determine fair value. The Company believes that the estimates and assumptions used in calculating the fair value of our assets and liabilities held for sale are reasonable and appropriate based on the information that was known when the estimates were made. The Company concluded that the fair value of the wind assets was greater than the carrying value and thus no impairment was recorded.

On June 1, 2018, Clean Energy Ventures completed the sale of its membership interest in a 9.7 MW wind farm in Two Dot, Montana. See Note 17. Dispositions for more details.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The major classes of assets and liabilities included within the disposal group as held for sale are as follows:

(Thousands)	September 30, 2017	Assets reclassified as held for sale	Assets Sold	September 30, 2018
Assets held for sale:
Property, plant and equipment - wind equipment, at cost	$—	$245,044	$(20,688)	$224,356
Property, plant and equipment - accumulated depreciation, wind equipment	—	(21,561)	3,060	(18,501)
Prepaid and accrued taxes	—	866	(77)	789
Other noncurrent assets	—	261	—	261
	$—	$224,610	$(17,705)	$206,905
Liabilities held for sale:
Accounts payable and other (1)	$—	$—	$186	$186
Asset retirement obligation	—	4,262	(266)	3,996
	$—	$4,262	$(80)	$4,182

(1)	Transaction fee owed to broker for the sale of Two Dot wind farm.

Available for Sale Securities

Available for sale securities are carried at fair value on the Consolidated Balance Sheets. For fiscal years ended September 30, 2018 and prior, total unrealized gains and losses associated are included as a part of accumulated other comprehensive income, a component of common stock equity. Reclassifications of realized gains or losses out of other comprehensive income into earnings are recorded in other income, net on the Consolidated Statements of Operations based on average cost.

Management evaluates its equity securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic, market or other concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer; whether the market decline was affected by macroeconomic conditions, changes in tax laws, regulations or other governmental policies; and whether the Company has the intent to sell the security or more likely than not will be required to sell the security before the recovery of its amortized cost basis. If the decline in value of our equity securities is determined to be other-than-temporary, an impairment is recognized through earnings within other income, net on the Consolidated Statements of Operations.

During fiscal 2018, NJR sold shares of its available for sale securities and received proceeds of approximately $6.6 million and realized a pre-tax gain of approximately $5.3 million, which is included in other income, net on the Consolidated Statements of Operations, or $3.2 million, net of tax. During fiscal 2017, NJR received proceeds of approximately $6.6 million and realized a pre-tax gain of $5.4 million, or $3.2 million, net of tax. Reclassifications of realized gains out of other comprehensive income into income are determined based on average cost.

DM Units

In September 2015, the Company exchanged its ownership interest in Iroquois for approximately 1.84 million DM Common Units. The investment in DM is included as part of the Company's equity investments in the Midstream segment. The exchange of ownership interests in Iroquois for DM was considered a contribution of real estate into another real estate venture. As a result, the Company recorded a deferred gain of $24.6 million on the Consolidated Balance Sheets, based on the difference between the carrying amount of its investment in Iroquois and the fair value of the DM Common Units on the closing date of the transaction. The deferred gain will be recognized in other income, net on the Consolidated Statements of Operations upon completion of the earnings process, typically through the sale of the related securities, or other earnings event.

On March 15, 2018, the FERC issued a policy revision indicating that it no longer will allow interstate natural gas and oil pipelines held by a MLP to recover an income tax allowance in cost-of-service rates. The policy revision had a material negative impact on the value of NJR's investment in DM Common Units. As a result, the Company evaluated the decrease in fair value of its available for sale securities and determined that the decline was other-than-temporary. Accordingly, the Company recognized an other-than-temporary impairment of $17.8 million, or $14.8 million, net of tax, as of March 31, 2018.

Since the deferred gain was established based upon the difference in the fair value of the DM Common Units acquired and the carrying value of the ownership of Iroquois, concurrent with the impairment charge to earnings, the Company reduced the amount of the deferred gain for the DM Common Units. This reduction of the deferred gain of $17.8 million was also recorded in other income, net on the Consolidated Statements of Operations.

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

As of September 30, 2018, the Company's available for sale securities had a fair value of $32.9 million and total unrealized gains were $4.7 million, or $3.4 million, net of deferred income tax benefit. The remaining deferred gain associated with the Company’s investment in DM Common Units totaled $6.8 million. As of September 30, 2017, the Company's available for sale securities had a fair value of $65.8 million and total unrealized gains were $12.8 million, or $7.7 million, net of deferred income tax expense.

Intangible Assets

Finite-lived intangible assets are stated at cost less accumulated amortization. The Company amortizes intangible assets based upon the pattern in which the economic benefits are consumed over the life of the asset unless a pattern cannot be reliably determined, in which case the Company uses a straight-line amortization method. As of September 30, 2018, intangible assets consist of internal-use software costs of $513,000 and $22.9 million, net of amortization, related to its acquisition of Talen’s wholesale natural gas energy contracts. These contracts are being amortized based upon expected cash flows over the respective terms of the agreements. The estimated future amortization expense for the next five years as of September 30, is as follows:

(Thousands)
2019	$8,424
2020	$4,925
2021	$4,604
2022	$2,561
2023	$2,271
Thereafter	$77

Long-lived Assets

The Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as significant adverse changes in regulation, business climate or market conditions, including prolonged periods of adverse commodity and capacity prices. If there are changes indicating that the carrying value of such assets may not be recoverable, an undiscounted cash flows test is performed. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value. During the year, the Company evaluated whether there were such events or circumstances that occurred, including evaluation of the new clean energy legislation signed in May 2018, and concluded that there were no events or circumstances in the current year that indicated that the carrying value of long-lived assets or finite-lived intangibles is not recoverable.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized as interest expense on a basis which approximates the effective interest method over the term of the related debt. Debt issuance costs are presented as a direct deduction from the carrying amount of the related debt. See Note 8. Debt for the total unamortized debt issuance costs that are recorded as a reduction to long-term debt on the Consolidated Balance Sheets.

Sale-Leasebacks

NJNG utilizes sale-leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to renew the lease at the end of the term or repurchase the asset. Proceeds from sale-leaseback transactions are accounted for as financings and are included in long-term debt on the Consolidated Balance Sheets. During fiscal 2018 and 2017, NJNG received $7.8 million and $9.6 million, respectively, in connection with the sale-leaseback of its natural gas meters with terms ranging from seven to 11 years.

In addition, for certain of its commercial solar energy projects, the Company enters into lease agreements that provide for the sale of commercial solar energy assets to third parties and the concurrent leaseback of the assets. For sale-leaseback transactions where the Company has concluded that the terms of the arrangement create a continuing involvement in the asset and the asset is

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

considered integral equipment, the Company uses the financing method to account for the transaction. Under the financing method, the Company recognizes the proceeds received from the lessor that constitute a payment to acquire the solar energy asset as a financing arrangement, which is recorded as a component of debt on the Consolidated Balance Sheets.

Clean Energy Ventures received $71.5 million and $32.9 million in proceeds related to the sale of commercial solar assets during fiscal 2018 and 2017, respectively. Clean Energy Ventures simultaneously entered into agreements to lease the assets back over six to 15-year terms. The Company will continue to operate the solar assets and is responsible for related expenses and entitled to retain the revenue generated from SRECs and energy sales. The ITCs and other tax benefits associated with these solar projects have been transferred to the buyer; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. Clean Energy Ventures did not enter into sale-leaseback during fiscal 2016 and therefore recognized the full ITC in income tax (benefit) provision on the Consolidated Statements of Operations when the assets were placed in service.

Environmental Contingencies

Loss contingencies are recorded as liabilities when it is probable a liability has been incurred and the amount of the loss is reasonably estimable in accordance with accounting standards for contingencies. Estimating probable losses requires an analysis of uncertainties that often depend upon judgments about potential actions by third parties. Accruals for loss contingencies are recorded based on an analysis of potential results.

With respect to environmental liabilities and related costs, NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination. See Note 13. Commitments and Contingent Liabilities for more details.

Pension and Postemployment Plans

The Company has two noncontributory defined pension plans covering eligible employees, including officers. Benefits are based on each employee’s years of service and compensation. The Company’s funding policy is to contribute annually to these plans at least the minimum amount required under the Employee Retirement Income Security Act, as amended, and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed-income securities and short-term investments. The Company made a discretionary contribution of $30 million during the first quarter of fiscal 2016 to improve the funded status of the pension plans based on the current actuarial assumptions, which included the adoption of the most recent mortality table. The Company made no discretionary contributions to the pension plans in fiscal 2018 and 2017.

The Company also provides two primarily noncontributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. The Company contributed $6.2 million, $6 million and $3.2 million in aggregate to these plans in fiscal 2018, 2017 and 2016, respectively, which is recorded in postemployment employee benefit liability on the Consolidated Balance Sheets.

See Note 10. Employee Benefit Plans, for a more detailed description of the Company’s pension and postemployment plans.

Asset Retirement Obligations

The Company recognizes AROs related to the costs associated with cutting and capping NJNG’s main and service gas distribution mains, which is required by New Jersey law when taking such gas distribution mains out of service. The Company also recognizes AROs associated with Clean Energy Ventures’ solar and wind assets when there are decommissioning provisions in lease agreements that require removal of the asset at the end of the lease term.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

AROs are initially recognized when the legal obligation to retire an asset has been incurred and a reasonable estimate of fair value can be made. The discounted fair value is recognized as an ARO liability with a corresponding amount capitalized as part of the carrying cost of the underlying asset. The obligation is subsequently accreted to the future value of the expected retirement cost and the corresponding asset retirement cost is depreciated over the life of the related asset. Accretion expense associated with Clean Energy Ventures’ ARO is recognized as a component of operations and maintenance expense on the Consolidated Statements of Operations. Accretion amounts associated with NJNG’s ARO are recognized as part of its depreciation expense and the corresponding regulatory asset and liability will be shown gross on the Consolidated Balance Sheets.

Estimating future removal costs requires management to make significant judgments because most of the removal obligations span long time frames and removal may be conditioned upon future events. Asset removal technologies are also constantly changing, which makes it difficult to estimate removal costs. Accordingly, inherent in the estimate of AROs are various assumptions including the ultimate settlement date, expected cash outflows, inflation rates, credit-adjusted risk-free rates and consideration of potential outcomes where settlement of the ARO can be conditioned upon events. In the latter case, the Company develops possible retirement scenarios and assign probabilities based on management’s reasonable judgment and knowledge of industry practice. Accordingly, AROs are subject to change.

Accumulated Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income, net of related tax effects, as of September 30:

(Thousands)	Unrealized gain (loss) on available for sale securities	Adjustment to postemployment benefit obligation		Total
Balance as of September 30, 2016	$4,198	$(19,353)		$(15,155)
Other comprehensive income, net of tax
Other comprehensive income, before reclassifications, net of tax of $(6,593), $(2,619), $(9,212)	10,019	3,783		13,802
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax of $2,192, $(868), $1,324	(3,173)	1,270	(1)	(1,903)
Net current-period other comprehensive income, net of tax of $(4,401), $(3,487), $(7,888)	6,846	5,053		11,899
Balance at September 30, 2017	$11,044	$(14,300)		$(3,256)
Other comprehensive income, net of tax
Other comprehensive (loss) income, before reclassifications, net of tax of $6,973, $(125), $6,848	(19,245)	464		(18,781)
Amounts reclassified from accumulated other comprehensive income, net of tax of $(858), $(448), $(1,306)	11,647	1,056	(1)	12,703
Net current-period other comprehensive (loss) income, net of tax of $6,115, $(573), $5,542	(7,598)	1,520		(6,078)
Reclassifications of certain income tax effects to retained earnings (2)	—	(3,276)		(3,276)
Balance at September 30, 2018	$3,446	$(16,056)		$(12,610)

(1)	Included in the computation of net periodic pension cost, a component of O&M expense on the Consolidated Statements of Operations. For more details, see Note 10. Employee Benefit Plans.

(2)
Due to the adoption of ASU No. 2018-02, an amendment to ASC 740, Income Taxes. See Note 2. Summary of Significant Accounting Policies - Recently Adopted Updates to the Accounting Standards Codification section for more details.

Foreign Currency Transactions

The market area of Energy Services includes Canadian delivery points and as a result, Energy Services incurs certain natural gas commodity costs and demand fees denominated in Canadian dollars. Gains or losses that occur as a result of these foreign currency transactions are reported as a component of gas purchases on the Consolidated Statements of Operations. Gains and losses recognized for the fiscal years ended September 30, 2018, 2017 and 2016, are considered immaterial.

Reclassification

Certain prior period amounts related to the amortization of acquired wholesale energy contracts on the Consolidated Statements of Cash Flows and in the deferred tax table in Note 12. Income Taxes for the fiscal year ended September 30, 2017, were reclassified to conform to the current period presentation.

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

Reporting Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, an amendment to ASC 220, Income Statement - Reporting Comprehensive Income, which allows for the reclassification from accumulated other comprehensive income to retained earnings for the disproportionate tax effects of the Tax Act. The Company early adopted this guidance in the fourth quarter of fiscal 2018 and reclassified on a prospective basis only, $3.3 million from accumulated other comprehensive income to retained earnings. This did not materially impact the Company’s financial position, results of operations or cash flows.

Tax

In March 2018, the FASB issued ASU No. 2018-05, an amendment to ASC 740, Income Taxes, which provides relief to entities in their calculation of the effects of the Tax Act by allowing them to record provisional amounts for certain income tax effects to address circumstances in which an entity does not have the necessary information available, prepared or analyzed to complete the accounting. These provisional amounts are subject to change as information and assumptions are updated throughout the measurement period, which may not extend beyond one year from the enactment date. The new guidance was effective immediately upon issuance, and the Company adopted the new guidance in the second quarter of fiscal 2018 and applied the new provision on a prospective basis.

Other Recent Updates to the Accounting Standards Codification

Revenue

In May 2014, the FASB issued ASU No. 2014-09, and added ASC 606, Revenue from Contracts with Customers, to the ASC. ASC 606 supersedes ASC 605, Revenue Recognition, as well as most industry-specific guidance, and prescribes a single, comprehensive revenue recognition model designed to improve financial reporting comparability across entities, industries, jurisdictions and capital markets. The Company adopted the new guidance on October 1, 2018, and will apply the new provisions on a modified retrospective basis.

Management established an implementation team to evaluate the impact on the Company’s financial position, results of operations and cash flows upon adoption of ASC 606. This implementation team reviewed the revenue streams of all of its subsidiaries and formed conclusions to determine if any system, process, controls and organizational changes are necessary upon adoption. The assessment of the impact of this guidance included reviewing the Company’s accounting policies under ASC 605 and identifying potential differences after the adoption of ASC 606. The Company concluded that its tariff-based sales of natural gas will be within the scope of the new guidance and it does not anticipate any modification to the pattern of revenue recognition from such sales. Revenues from derivative instruments such as those related to the Company’s SREC sales and natural gas purchases and sales will continue to be accounted for under ASC 815 and thus are outside the scope of ASC 606. Additionally, NJNG revenues generated by the CIP have been determined to be alternative revenue programs under ASC 980 and are also outside the scope of ASC 606 as they are deemed to be a contract with the regulator. The Company also evaluated its renewable asset PPA arrangements and does not anticipate any modification to the pattern of revenue recognition of the related electricity, capacity and REC sales. Revenues from RECs sold as part of a bundled arrangement will be recognized in the same period as the related generation, consistent with current practice.

The Company has completed its evaluation of its revenue streams, and based on the assessment performed, has concluded that the new guidance will not have a material impact on its financial position, results of operations or cash flows upon adoption. Additionally, the Company did not implement significant changes to its business processes, systems or internal controls over financial reporting upon adoption. ASC 606 requires expanded disclosures, including the disclosure of performance obligations, disaggregated revenues and contract balances, which the Company will include in its financial statements beginning in the first quarter of fiscal 2019.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, an amendment to ASC 825, Financial Instruments, to address certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The standard affects investments in equity securities that do not result in consolidation and are not accounted for under the equity method and the presentation of certain fair value changes for financial liabilities measured at fair value. It also simplifies the impairment assessment of equity investments without a readily determinable fair value by requiring a qualitative assessment. The guidance is effective for the Company beginning October 1, 2018. The amendment will be applied on a modified retrospective basis. The Company evaluated the amendment and noted that, upon adoption, subsequent changes to the fair value of the Company’s available for sale securities will be recorded in the Consolidated Statement of Operations as opposed to other comprehensive income. The Company will reclassify $3.4 million in accumulated other comprehensive income related to available for sale securities to the opening balance of retained earnings as of October 1, 2018. There will be no material impact to the Company’s financial position, results of operations or cash flows upon adoption.

In June 2016, the FASB issued ASU No. 2016-13, an amendment to ASC 326, Financial Instruments - Credit Losses, which changes the impairment model for certain financial assets that have a contractual right to receive cash, including trade and loan receivables. The new model requires recognition based upon an estimation of expected credit losses rather than recognition of losses when it is probable that they have been incurred. An entity will apply the amendment through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The guidance is effective for the Company beginning October 1, 2020, with early adoption permitted. The Company is currently evaluating the amendment to understand the impact on its financial position, results of operations and cash flows upon adoption and will apply the new guidance to its trade and loan receivables on a modified retrospective basis.

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

In January 2018, the FASB issued ASU No. 2018-01, a further amendment to ASC 842, Leases, which was introduced by ASU No. 2016-02, as discussed above. This update provides an optional practical expedient that allows companies to not evaluate existing or expired land easements that were not previously accounted for under Topic 840 as leases. The Company expects to elect this practical expedient upon adoption. The guidance is effective for the Company beginning October 1, 2020, with early adoption permitted.

In July 2018, the FASB issued ASU No. 2018-11, which provides an optional transition method to ASC 842 that allows the Company to recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. At this time, the Company does not plan to early adopt the new guidance and expects to transition on a modified retrospective basis. While the Company is currently evaluating the full impact of the standard and its related updates, it expects to recognize additional assets and liabilities arising from current operating leases to its financial position upon adoption. Current operating leases primarily consist of office and land leases related to the Company’s solar and wind assets.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, an amendment to ASC 230, Statement of Cash Flows, which addresses eight specific cash flow issues for which there has been diversity in practice. The guidance is effective for the Company beginning October 1, 2018. The amendment will be applied on a retrospective basis and the Company does not expect any material impacts to its statement of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, an amendment to ASC 230, Statement of Cash Flows, which requires that any amounts that are deemed to be restricted cash or restricted cash-equivalents be included in cash and cash-equivalent balances on the cash flow statement and, therefore, transfers between cash and restricted cash accounts will no longer be recognized within the statement of cash flows. The guidance is effective for the Company beginning October 1, 2018, and will be applied on a retrospective basis. Based on the Company's historical restricted cash balances, it does not expect any material impacts to its statement of cash flows.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Intangibles

In August 2018, the FASB issued ASU No. 2018-15, an amendment to ASC 350, Intangibles - Goodwill and Other, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance is effective for the Company beginning October 1, 2020, with early adoption permitted. Upon adoption, the amendment will be applied on a prospective or retrospective basis.

Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, an amendment to ASC 805, Business Combinations, clarifying the definition of a business in the ASC, which is intended to reduce the complexity surrounding the assessment of a transaction as an asset acquisition or business combination. The amendment provides an initial fair value screen to reduce the number of transactions that would fit the definition of a business, and when the screen threshold is not met, provides an updated model that further clarifies the characteristics of a business. The guidance is effective for the Company beginning October 1, 2018, and will be applied on a prospective basis. The amendment could potentially have material impacts on future transactions that the Company may enter into by altering the Company’s conclusion on the accounting framework that is applied to acquisitions.

Gains and Losses from the Derecognition of Nonfinancial Assets

In February 2017, the FASB issued ASU No. 2017-05, an amendment to ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which clarifies the scope and accounting related to the derecognition of nonfinancial assets, including partial sales and contributions of nonfinancial assets to a joint venture or other non-controlled investee. The guidance is effective concurrently with ASC 606, which is effective for the Company as of October 1, 2018 and will be applied retrospectively with a cumulative effect adjustment at the date of adoption. The Company had a deferred gain of $6.8 million related to nonfinancial assets on the balance sheet, which will be recognized under the new accounting guidance as a cumulative effect adjustment to the opening balance of retained earnings as of October 1, 2018.

Compensation - Retirement Benefits

In March 2017, the FASB issued ASU No. 2017-07, an amendment to ASC 715, Compensation - Retirement Benefits, which changes the presentation of net periodic benefit cost on the income statement by requiring companies to present all components of net periodic benefit cost, other than service cost, outside a subtotal of income from operations. The amendment also states that only the service cost component of net periodic benefits costs is eligible for capitalization, when applicable. The amendment establishes a practical expedient that permits entities to use their previously disclosed service and other costs in their pension and other postretirement benefit plan footnotes in the prior comparative periods as the estimation basis when applying the retrospective presentation of these costs in the income statement. The guidance is effective for the Company beginning October 1, 2018, and will be applied on a retrospective basis for income statement presentation, and on a prospective basis for changes to capitalization of costs. The changes related to the costs that will be eligible for capitalization and based on the components of net periodic benefit costs during fiscal year 2018, will not have a material impact on the Company's financial position, results of operations or cash flows upon adoption

In August 2018, the FASB issued ASU No. 2018-14, an amendment to ASC 715, Compensation - Retirement Benefits, which removes disclosures that no longer are considered cost-beneficial, clarifies the specific requirements of certain disclosures, and adds new disclosure requirements identified as relevant. The guidance is effective for the Company beginning October 1, 2020, with early adoption permitted. Upon adoption, the amendments will be applied on a retrospective basis. The Company is continuing to evaluate the amendment to fully understand the impact on the Company's disclosures upon adoption.

Stock Compensation

In May 2017, the FASB issued ASU No. 2017-09, an amendment to ASC 718, Compensation - Stock Compensation, which clarifies the accounting for changes to the terms or conditions of share-based payments. The guidance is effective for the Company beginning October 1, 2018, and will be applied prospectively to awards modified on or after the adoption date. There was no material impact to the Company's financial position, results of operations or cash flows upon adoption.

In June 2018, the FASB issued ASU No. 2018-07, an amendment to ASC 718, Compensation - Stock Compensation, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The guidance is effective for the Company beginning October 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of the amendment on the Company’s financial position, results of operations and cash flows upon adoption.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, an amendment to ASC 815, Derivatives and Hedging, which is intended to make targeted improvements to the accounting for hedging activities by better aligning an entity’s risk management activities and financial reporting for hedging relationships. These amendments modify the accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the amendments are intended to simplify the application of the hedge accounting guidance and provide relief to companies by easing certain hedge documentation requirements. The guidance is effective for the Company beginning October 1, 2019, with early adoption permitted. Upon adoption, the transition requirements and elections will be applied to hedging relationships existing on the date of adoption. The Company does not currently apply hedge accounting to any of its risk management activities and thus does not expect the amendments to have any impact on its financial position, results of operations and cash flows upon adoption.

Fair Value

In August 2018, the FASB issued ASU No. 2018-13, an amendment to ASC 820, Fair Value Measurement, which removes, modifies and adds to certain disclosure requirements of fair value measurements. Disclosure requirements removed include the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. Modifications include considerations around the requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse. The additions include the requirement to disclose changes in unrealized gains and losses for the period in other comprehensive income for recurring Level 3 fair value measurements held and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for the Company beginning October 1, 2020, with early adoption permitted. Upon adoption, the amendments will be applied on a prospective or retrospective basis depending on the specific amendments’ transition requirements. The Company is currently evaluating the amendments to understand the impact on its financial position, results of operations, cash flows and disclosures upon adoption and will apply the new guidance.

3. REGULATION

The EDECA is the legal framework for New Jersey’s public utility and wholesale energy landscape. NJNG is required, pursuant to a written order by the BPU under EDECA, to open its residential markets to competition from third-party natural gas suppliers. Customers can choose the supplier of their natural gas commodity in NJNG’s service territory.

As required by EDECA, NJNG’s rates are segregated into two primary components: the commodity portion, which represents the wholesale cost of natural gas, including the cost for interstate pipeline capacity to transport the gas to NJNG’s service territory; and the delivery portion, which represents the transportation of the commodity portion through NJNG’s gas distribution system to the end-use customer. NJNG does not earn utility gross margin on the commodity portion of its natural gas sales. NJNG earns utility gross margin through the delivery of natural gas to its customers, regardless of whether it or a third-party supplier provides the wholesale natural gas commodity.

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

NJNG is subject to cost-based regulation; therefore, it is permitted to recover authorized operating expenses and earn a reasonable return on its utility capital investments based on the BPU’s approval. The impact of the ratemaking process and decisions authorized by the BPU allows NJNG to capitalize or defer certain costs that are expected to be recovered from its customers as regulatory assets, and to recognize certain obligations representing amounts that are probable future expenditures as regulatory liabilities in accordance with accounting guidance applicable to regulated operations.

NJNG’s recovery of costs is facilitated through its base rates, BGSS and other regulatory tariff riders. NJNG is required to make an annual filing to the BPU by June 1 of each year for review of its BGSS, CIP and other programs and related rates. Annual rate changes are requested to be effective at the beginning of the following fiscal year. The current base rate includes a weighted average cost of capital of 6.9 percent and a return on common equity of 9.75 percent. In addition, NJNG is permitted to request approval of certain rate or program changes on an interim basis. All rate and program changes are subject to proper notification and BPU review and approval.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Regulatory assets and liabilities included on the Consolidated Balance Sheets as of September 30, are composed of the following:

(Thousands)	2018	2017
Regulatory assets-current
New Jersey Clean Energy Program	$14,052	$14,202
Underrecovered gas costs	4,137	9,910
Derivatives at fair value, net	108	9,010
Conservation Incentive Program	—	17,669
Total current regulatory assets	$18,297	$50,791
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$33,017	$28,547
Liability for future expenditures	130,800	149,000
Deferred income taxes	17,225	21,795
SAVEGREEN	8,636	16,302
Postemployment and other benefit costs	136,716	141,433
Deferred storm damage costs	10,858	13,030
Cost of removal	22,339	—
Other noncurrent regulatory assets	9,001	5,812
Total noncurrent regulatory assets	$368,592	$375,919
Regulatory liability-current
Conservation Incentive Program	$6,994	$—
Derivatives at fair value, net	1,191	78
Total current regulatory liabilities	$8,185	$78
Regulatory liabilities-noncurrent
Tax Act impact (1)	$205,410	$—
Cost of removal	—	7,902
New Jersey Clean Energy Program	1,902	5,795
Other noncurrent regulatory liabilities	1,827	810
Total noncurrent regulatory liabilities	$209,139	$14,507

(1)
Includes an adjustment related to the re-measurement of NJNG's net deferred tax liabilities to reflect the change in federal tax rates enacted in the Tax Act, which is net of sales tax collected from customers. For a more detailed discussion, see Note 12. Income Taxes.

Recovery of regulatory assets is subject to BPU approval, and therefore, if there are any changes in regulatory positions that indicate recovery is not probable, the related cost would be charged to income in the period of such determination.

New Jersey Clean Energy Program

The NJCEP is a statewide program that encourages energy efficiency and renewable energy. Funding amounts are determined by the BPU’s Office of Clean Energy and all New Jersey utilities are required to share in the annual funding obligation. The current NJCEP program is for the State of New Jersey’s fiscal year ending June 2019. NJNG recovers the costs associated with its portion of the NJCEP obligation through its NJCEP rider, with interest.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Derivatives

Derivatives are utilized by NJNG to manage the price risk associated with its natural gas purchasing activities and to participate in certain BGSS incentive programs. The gains and losses associated with NJNG’s derivatives are recoverable through its BGSS, as noted above, without interest. See Note 4. Derivative Instruments.

Conservation Incentive Program

The CIP permits NJNG to recover utility gross margin variations related to customer usage resulting from customer conservation efforts and mitigates the impact of weather on its margin. Such utility gross margin variations are recovered in the year following the end of the CIP usage year, without interest, and are subject to additional conditions, including an earnings test, a revenue test and an evaluation of BGSS related savings. This program has no expiration date.

Environmental Remediation Costs

NJNG is responsible for the cleanup of certain former gas manufacturing facilities. Actual expenditures are recovered from customers, with interest, over seven-year rolling periods, through a RAC rate rider. Recovery for NJNG’s estimated future liability will be requested and/or recovered when actual expenditures are incurred. See Note 13. Commitments and Contingent Liabilities.

Deferred Income Taxes

Upon adoption of a 1993 provision of ASC 740, Income Taxes, NJNG recognized a transition adjustment and corresponding regulatory asset representing the difference between NJNG’s existing deferred tax amounts compared with the deferred tax amounts calculated in accordance with the change in method prescribed by ASC 740. NJNG recovers the regulatory asset associated with these tax impacts through future base rates, without interest.

SAVEGREEN

NJNG administers certain programs that supplement the state’s NJCEP and that allow NJNG to promote clean energy to its residential and commercial customers, as described further below. NJNG will recover related expenditures and a weighted average cost of capital on the unamortized balance through a tariff rider, without interest, as approved by the BPU, over a two- to 10-year period depending upon the specific program incentive.

Postemployment and Other Benefit Costs

Postemployment and Other Benefit Costs represents NJNG’s underfunded postemployment benefit obligations, as well as a fiscal 2010 tax charge resulting from a change in the deductibility of federal subsidies associated with Medicare Part D, both of which are deferred as regulatory assets and are recoverable, without interest, in base rates. The BPU approved the recovery of the tax charge through NJNG’s base rates effective October 2016 over a seven-year amortization period. See Note 10. Employee Benefit Plans.

Deferred Storm Damage Costs

Portions of NJNG’s distribution system incurred significant damage as a result of Superstorm Sandy in October 2012. NJNG deferred the uninsured incremental O&M costs associated with its restoration efforts, which were approved for recovery by the BPU through NJNG’s base rates, without interest, effective October 2016 over a seven-year amortization period.

Cost of Removal

NJNG accrues and collects for cost of removal in base rates on its utility property, without interest. These costs are recorded in accumulated depreciation for regulatory reporting purposes, and actual costs of removal, without interest, will be recovered in subsequent rates, pursuant to the BPU order in docket number GR15111304 dated September 23, 2016. Consistent with GAAP, amounts recorded within accumulated depreciation for regulatory accounting purposes are reclassified out of accumulated depreciation to either a regulatory asset or a regulatory liability depending on whether actual cost of removal is still subject to collection or amounts overcollected will be refunded back to customers. NJNG’s prior regulatory liability represented customer collections in excess of actual expenditures, which the Company returned to customers as a reduction to depreciation expense.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Other Regulatory Assets

Other regulatory assets consist primarily of deferred costs associated with certain components of NJNG’s SBC, as discussed further in the regulatory proceedings section, and NJNG’s compliance with federal- and state-mandated PIM provisions. NJNG’s related costs to maintain the operational integrity of its distribution and transmission main are recoverable, without interest, subject to BPU review and approval. As of September 30, 2018, NJNG recorded $3.2 million of PIM in other regulatory assets, which is being recovered through base rates over a seven-year amortization period effective October 2016.

The Tax Act

On December 22, 2017, the Tax Act was signed into law, which resulted in a reduction in the federal corporate tax rate. As a result, NJNG recorded a regulatory liability, which included the revaluation of its deferred income taxes and the accounting of the income tax effects on the revaluation. The revaluation was based on certain assumptions and estimations NJNG made with respect to its deferred taxes, as well as the effects from the Tax Act, and as such is subject to change if and when assumptions are updated. See Note 12. Income Taxes for a more detailed discussion on the Tax Act.

On January 31, 2018, the BPU issued an Order which directed New Jersey utilities to submit filings to the BPU by March 2, 2018, to propose the prospective change in base rates as a result of the Tax Act to be effective April 1, 2018, the method to return to customers the overcollection of taxes in base rates from January 1, 2018, through March 31, 2018 and an outline of the method by which the excess deferred taxes would be returned to customers. The excess deferred taxes are primarily related to timing differences associated with utility plant depreciation and are subject to IRS normalization rules, which require amortization over the remaining life of the utility plant.

On March 1, 2018, NJNG submitted its required filing to the BPU proposing a $19.7 million base rate reduction and customer refunds of approximately $31 million, which is inclusive of state sales tax and interest at the Company’s short-term debt rate as specified in the Company’s last base rate case. On March 26, 2018, the BPU approved, on an interim basis, the $19.7 million rate reduction, effective April 1, 2018. On May 22, 2018, the BPU approved final rates and also customer refunds of the $31 million. These credits were returned to customer accounts in June 2018.

The following is a description of certain regulatory proceedings during fiscal 2017 and 2018:

BGSS and CIP

BGSS rates are normally revised on an annual basis. In addition, to manage the fluctuations in wholesale natural gas costs, NJNG has the ability to make two interim filings during each fiscal year to increase residential and small commercial customer BGSS rates on a self-implementing and provisional basis. NJNG is also permitted to refund or credit back a portion of the commodity costs to customers at any time given five days’ notice when the natural gas commodity costs decrease in comparison to amounts projected or to amounts previously collected from customers. Concurrent with the annual BGSS filing, NJNG files for an annual review of its CIP. NJNG’s annual BGSS and CIP filings are summarized as follows:

•
June 2016 BGSS/CIP filing — In September 2016, the BPU approved NJNG’s filing to increase its CIP rates resulting in a $43.9 million annual recovery increase and to decrease its annual BGSS rate for residential and small commercial customers resulting in a $22.6 million annual recovery decrease effective October 2016. This petition also included bill credits to residential and small commercial customers during the months of November 2016 through February 2017, as a result of a decline in the wholesale price of natural gas. A total of $42 million in bill credits were issued during fiscal 2017.

•
June 2017 BGSS/CIP filing — In March 2018, the BPU approved NJNG’s petition on a final basis to maintain its BGSS rate for residential and small commercial customers, increase its balancing charge rate, which resulted in a $3.7 million increase to the annual revenues credited to BGSS, and decrease its CIP rates, which resulted in a $16.2 million annual recovery decrease that was effective October 2017.

•
May 2018 BGSS/CIP filing — On September 17, 2018, the BPU provisionally approved NJNG’s annual petition to maintain its BGSS rate for residential and small commercial customers and increase its balancing charge rate, resulting in a $10.3 million increase to the annual revenues credited to BGSS, as well as changes to the CIP rates, which will result in a $30.9 million annual recovery decrease effective October 2018.

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

Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives, which are designed to encourage the installation of high efficiency heating and cooling equipment and other energy efficiency upgrades to promote energy efficiency incentives to its residential and commercial customers while stimulating state and local economies through the creation of jobs. Depending on the specific initiative or approval, NJNG recovers costs associated with the programs over a three- to 10-year period through a tariff rider mechanism.

As of September 30, 2018, the BPU has approved total SAVEGREEN investments of approximately $354.3 million, including $135 million that was approved on September 17, 2018, for a continuation of existing EE programs and the implementation of new programs through December 2021.

SAVEGREEN investments and costs are filed with the BPU on an annual basis. Since inception, $162 million in grants, rebates and loans have been provided to customers, with a total annual recovery of approximately $16.1 million. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.75 percent to 10.3 percent, respectively. On October 16, 2018, NJNG requested a decrease in its EE recovery rate reflecting costs incurred through September 30, 2018, which will result in an annual decrease of $8.8 million, anticipated to be effective January 1, 2019.

Societal Benefits Clause

The SBC is comprised of three primary riders that allow NJNG to recover costs associated with USF, which is a permanent statewide program for all natural gas and electric utilities for the benefit of income-eligible customers, MGP remediation and the NJCEP. NJNG has submitted the following filings to the BPU, which include a report of program expenditures incurred each program year:

•
2017 SBC filing — In September 2017, the BPU approved NJNG’s annual USF compliance filing to decrease the statewide USF rate, which will result in a $2.6 million annual decrease, effective October 1, 2017. On July 25, 2018, the BPU approved NJNG's annual SBC filing requesting to recover remediation expenses incurred through June 30, 2017, a reduction in the RAC, which resulted in an annual decrease of $2.4 million, and to increase the NJCEP factor, which will result in an annual increase of $1.8 million, effective September 1, 2018.

•
2018 SBC filing — On September 17, 2018, the BPU approved NJNG’s annual USF compliance filing to increase the statewide USF rate, which will result in a $1 million annual increase, effective October 1, 2018. On September 21, 2018, NJNG filed its annual SBC application requesting to recover remediation expenses incurred through June 30, 2018, an increase in the RAC, which will result in an annual increase of $1.4 million, and an increase to the NJCEP factor, which will result in an annual increase of approximately $1.9 million, effective April 1, 2019.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

SAFE/NJ RISE

The SAFE program replaces portions of NJNG’s gas distribution unprotected steel, cast iron infrastructure and associated services to improve the safety and reliability of the gas distribution system. SAFE I was approved to invest up to $130 million, exclusive of AFUDC, over a four-year period. The recovery of SAFE I capital investments and the corresponding rate mechanism were approved through NJNG’s base rate case effective October 2016. SAFE II was approved to invest up to $200 million, excluding AFUDC, over a five-year period. NJNG will recover approximately $157.5 million through annual rate filings, with the remainder recovered through subsequent rate cases. As a condition of approval of the program, NJNG is required to file a base rate case no later than November 2019.

NJ RISE consists of six capital investment projects estimated to cost $102.5 million over a five-year period, excluding AFUDC, for gas distribution storm-hardening and mitigation projects, along with incremental depreciation expense. NJ RISE includes a weighted average cost of capital that ranges from 6.74 percent to 6.9 percent and a return on equity of 9.75 percent. NJ RISE investments through June 30, 2016, were approved for recovery through NJNG’s new base rates effective October 2016. Requests for recovery of future NJ RISE capital costs will occur in conjunction with SAFE II.

In September 2017, the BPU approved NJNG’s annual petition requesting a base rate increase for the recovery of NJ RISE and SAFE II capital investment costs with an annual increase of $4.1 million effective October 1, 2017. On September 17, 2018, the BPU approved NJNG’s petition requesting a base rate increase of $6.8 million annually for the recovery of SAFE II and NJ RISE capital investment costs related to the 12 months ending June 30, 2018 effective October 1, 2018.

SRL

The SRL is an approximately 30-mile, 30-inch transmission main designed to support improved system integrity and reliability in the southern portion of NJNG’s service territory, estimated to cost between $180 million and $215 million. In March 2016, the BPU issued an order designating the SRL route and exempting the SRL from municipal land use ordinances, regulations, permits and license requirements. In February 2017, the New Jersey Department of Environmental Protection issued a permit authorizing construction of the SRL within the jurisdiction of the Coastal Area Facility Review Act as well as a Freshwater Wetlands permit. In September 2017, the NJ Pinelands Commission approved construction of NJNG’s SRL. All approvals and permits have been appealed by third parties.

Other Regulatory Initiatives

In May 2016, NJNG included a proposal in its base rate case to recover certain capital costs and incremental operation and maintenance costs related to a March 2016 BPU Order regarding new cyber security requirements. Costs associated with this initiative were approved for recovery through NJNG’s base rates effective October 2016.

In June 2016, NJNG’s liquefaction project became operational, allowing NJNG to convert natural gas into LNG and to fill NJNG’s existing LNG storage tanks. Costs for this project along with other plant upgrades were approximately $36.5 million. Costs associated with this initiative were approved for recovery through NJNG’s base rates effective October 2016.

4. DERIVATIVE INSTRUMENTS

The Company is subject to commodity price risk due to fluctuations in the market price of natural gas, SRECs and electricity. To manage this risk, the Company enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas, SRECs and electricity. In addition, the Company may utilize foreign currency derivatives to hedge Canadian dollar denominated gas purchases and/or sales. Therefore, the Company’s primary underlying risks include commodity prices, interest rates and foreign currency. These contracts, with a few exceptions as described below, are accounted for as derivatives. Accordingly, all of the financial and certain of the Company’s physical derivative instruments are recorded at fair value on the Consolidated Balance Sheets. For a more detailed discussion of the Company’s fair value measurement policies and level disclosures associated with the Company’s derivative instruments, see Note 5. Fair Value.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Energy Services

Energy Services chooses not to designate its financial commodity and physical forward commodity derivatives as accounting hedges or to elect NPNS. The changes in the fair value of these derivatives are recorded as a component of gas purchases or operating revenues, as appropriate for Energy Services, on the Consolidated Statements of Operations as unrealized gains or losses. For Energy Services at settlement, realized gains and losses on all financial derivative instruments are recognized as a component of gas purchases and realized gains and losses on all physical derivatives follow the presentation of the related unrealized gains and losses as a component of either gas purchases or operating revenues.

Energy Services also enters into natural gas transactions in Canada and, consequently, is exposed to fluctuations in the value of Canadian currency relative to the U.S. dollar. Energy Services may utilize foreign currency derivatives to lock in the exchange rate associated with natural gas transactions denominated in Canadian currency. The derivatives may include currency forwards, futures or swaps and are accounted for as derivatives. These derivatives are typically used to hedge demand fee payments on pipeline capacity, storage and gas purchase agreements.

As a result of Energy Services entering into transactions to borrow natural gas, commonly referred to as “park and loans,” an embedded derivative is recognized relating to differences between the fair value of the amount borrowed and the fair value of the amount that will ultimately be repaid, based on changes in the forward price for natural gas prices at the borrowed location over the contract term. This embedded derivative is accounted for as a forward sale in the month in which the repayment of the borrowed gas is expected to occur, and is considered a derivative transaction that is recorded at fair value on the Consolidated Balance Sheets, with changes in value recognized in current-period earnings.

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

Natural Gas Distribution

Changes in fair value of NJNG’s financial commodity derivatives are recorded as a component of regulatory assets or liabilities on the Consolidated Balance Sheets. The Company elects NPNS accounting treatment on all physical commodity contracts that NJNG entered into on or before December 31, 2015, and accounts for these contracts on an accrual basis. Accordingly, physical natural gas purchases are recognized in regulatory assets or liabilities on the Consolidated Balance Sheets when the contract settles and the natural gas is delivered. The average cost of natural gas is amortized in current-period earnings based on the current BPU BGSS factor and therm sales. Effective January 1, 2016, on a prospective basis, NJNG no longer elects NPNS accounting treatment on all of its physical commodity contracts entered into from January 1, 2016. However, since NPNS is a contract-by-contract election, where it makes sense to do so, NJNG can and may elect certain contracts to be normal. Because NJNG recovers these amounts through future BGSS rates as increases or decreases to the cost of natural gas in NJNG’s tariff for gas service, the changes in fair value of these contracts are deferred as a component of regulatory assets or liabilities on the Consolidated Balance Sheets.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Home Services and Other

On January 26, 2018, NJR entered into a variable-for-fixed interest rate swap on its existing $100 million variable rate term loan, which fixed the variable rate at 2.84 percent. The swap will terminate on August 16, 2019, which coincides with the maturity of the debt. The change in the fair value of the interest rate swap is recorded as interest expense on the Consolidated Statements of Operations.

Fair Value of Derivatives

The following table reflects the fair value of the Company’s derivative assets and liabilities recognized on the Consolidated Balance Sheets as of September 30:

		Fair Value
		2018		2017
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$85	$192	$151	$72
Financial commodity contracts	Derivatives - current	94	—	—	1,149
Interest rate contracts (1)	Derivatives - current	—	—	—	8,467
Energy Services:
Physical commodity contracts	Derivatives - current	7,667	18,158	14,588	16,589
	Derivatives - noncurrent	3,930	11,316	7,127	8,710
Financial commodity contracts	Derivatives - current	19,169	28,176	15,302	20,267
	Derivatives - noncurrent	6,630	11,548	2,033	2,620
Foreign currency contracts	Derivatives - current	—	126	40	—
	Derivatives - noncurrent	—	118	4	—
Home Services and Other:
Interest rate contracts	Derivatives - current	381	—	—	—
Total fair value of derivatives		$37,956	$69,634	$39,245	$57,874

(1)	Includes treasury lock which was settled in March 2018. See Note 8. Debt for more information.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the reported gross amounts, the amounts that the Company has the right to offset but elects not to, financial collateral and the net amounts the Company could present on the Consolidated Balance Sheets but elects not to.

(Thousands)	Amounts Presented in Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of September 30, 2018:
Derivative assets:
Energy Services
Physical commodity contracts	$11,597	$(3,944)	$(200)	$7,453
Financial commodity contracts	25,799	(18,775)	—	7,024
Total Energy Services	$37,396	$(22,719)	$(200)	$14,477
Natural Gas Distribution
Physical commodity contracts	$85	$(3)	$—	$82
Financial commodity contracts	94	—	(94)	—
Total Natural Gas Distribution	$179	$(3)	$(94)	$82
Home Services and Other
Interest rate contracts	$381	$—	$—	$381
Total Home Services and Other	$381	$—	$—	$381
Derivative liabilities:
Energy Services
Physical commodity contracts	$29,474	$(3,944)	$—	$25,530
Financial commodity contracts	39,724	(18,775)	(20,949)	—
Foreign currency contracts	244	—	—	244
Total Energy Services	$69,442	$(22,719)	$(20,949)	$25,774
Natural Gas Distribution
Physical commodity contracts	$192	$(3)	$—	$189
Total Natural Gas Distribution	$192	$(3)	$—	$189
As of September 30, 2017:
Derivative assets:
Energy Services
Physical commodity contracts	$21,715	$(2,173)	$(200)	$19,342
Financial commodity contracts	17,335	(14,121)	—	3,214
Foreign currency contracts	44	—	—	44
Total Energy Services	$39,094	$(16,294)	$(200)	$22,600
Natural Gas Distribution
Physical commodity contracts	$151	$(20)	$—	$131
Total Natural Gas Distribution	$151	$(20)	$—	$131
Derivative liabilities:
Energy Services
Physical commodity contracts	$25,299	$(2,173)	$—	$23,126
Financial commodity contracts	22,887	(14,121)	(8,766)	—
Total Energy Services	$48,186	$(16,294)	$(8,766)	$23,126
Natural Gas Distribution
Physical commodity contracts	$72	$(20)	$—	$52
Financial commodity contracts	1,149	—	(1,149)	—
Interest rate contracts	8,467	—	—	8,467
Total Natural Gas Distribution	$9,688	$(20)	$(1,149)	$8,519

(1)	Derivative assets and liabilities are presented on a gross basis in the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Offsetting derivative instruments include transactions with NAESB netting election, transactions held by FCMs with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs, as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Energy Services utilizes financial derivatives to economically hedge the gross margin associated with the purchase of physical gas to be used for storage injection and its subsequent sale at a later date. The gains or (losses) on the financial transactions that are economic hedges of the cost of the purchased gas are recognized prior to the gains or (losses) on the physical transaction, which are recognized in earnings when the natural gas is delivered. Therefore, mismatches between the timing of the recognition of realized gains or (losses) on the financial derivative instruments and gains or (losses) associated with the actual sale of the natural gas that is being economically hedged, along with fair value changes in derivative instruments, create volatility in the results of Energy Services, although the Company’s intended economic results relating to the entire transaction are unaffected.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations as of September 30:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated as hedging instruments:		2018	2017	2016
Energy Services:
Physical commodity contracts	Operating revenues	$(9,311)	$8,912	$33,034
Physical commodity contracts	Gas purchases	(197)	(27,461)	(45,637)
Financial commodity contracts	Gas purchases	(24,622)	26,563	45,579
Foreign currency contracts	Gas purchases	(379)	41	(34)
Home Services and Other:
Interest rate contracts	Interest expense	334	—	—
Total unrealized and realized gains (losses)		$(34,175)	$8,055	$32,942

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

The following table reflects the (losses) gains associated with NJNG’s derivative instruments as of September 30:

(Thousands)	2018	2017	2016
Natural Gas Distribution:
Physical commodity contracts	$1,232	$(12,303)	$(15,756)
Financial commodity contracts	1,844	5,595	(7,984)
Interest rate contracts	8,467	14,606	(18,845)
Total unrealized and realized (losses) gains	$11,543	$7,898	$(42,585)

NJNG and Energy Services had the following outstanding long (short) derivatives as of September 30:

		Volume (Bcf)
		2018	2017
Natural Gas Distribution	Futures	27.9	18.2
	Physical	23.1	32.1
Energy Services	Futures	(7.0)	(16.4)
	Physical	51.2	(13.1)

Not included in the previous table are Energy Services’ gross notional amount of foreign currency transactions of approximately $8.5 million, interest rate contracts, as previously discussed, and 698,700 SRECs at Energy Services that are open as of September 30, 2018.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Broker Margin

Futures exchanges have contract-specific performance bond requirements, also known as margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin, which is posted upon the initiation of a position, maintenance margin, which is usually expressed as a percent of initial margin, and variation margin, which fluctuates based on the daily marked-to-market relative to maintenance margin requirements. The Company maintains separate broker margin accounts for the Natural Gas Distribution and Energy Services segments. The balances as of September 30, by segment, are as follows:

(Thousands)	Balance Sheet Location	2018	2017
Natural Gas Distribution	Broker margin - Current assets	$2,038	$2,661
Energy Services	Broker margin - Current assets	$51,681	$23,166

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of September 30, 2018.The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$179,982
Noninvestment grade	43,486
Internally-rated investment grade	30,786
Internally-rated noninvestment grade	25,750
Total	$280,004

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company’s credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2018 and 2017, is approximately $124,000 and $8.7 million, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on September 30, 2018 and 2017, the Company would have been required to post an additional $33,000 and $8.6 million, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

As of September 30, the estimated fair value of long-term debt at NJNG and NJR, including current maturities, excluding capital leases, debt issuance costs and solar asset financing obligations, is as follows (1):

(Thousands)	2018	2017
NJNG
Carrying value	$672,045	$672,045
Fair market value	$669,162	$673,051
NJR
Carrying value	$500,000	$425,000
Fair market value	$488,889	$434,625

(1)	See Note 8. Debt for a reconciliation to long-term and short-term debt.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate, for the maturity of the specific issue and the Company’s credit rating. As of September 30, 2018 and 2017, the Company disclosed its debt within Level 2 of the fair value hierarchy.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2018:
Assets
Physical commodity contracts	$—	$11,682	$—	$11,682
Financial commodity contracts	18,868	7,025	—	25,893
Financial commodity contracts - foreign exchange	—	—	—	—
Interest rate contract	—	381	—	381
Available for sale equity securities	32,917	—	—	32,917
Other (1)	1,217	—	—	1,217
Total assets at fair value	$53,002	$19,088	$—	$72,090
Liabilities
Physical commodity contracts	$—	$29,666	$—	$29,666
Financial commodity contracts	39,724	—	—	39,724
Financial commodity contracts - foreign exchange	—	244	—	244
Total liabilities at fair value	$39,724	$29,910	$—	$69,634
As of September 30, 2017:
Assets
Physical commodity contracts	$—	$21,866	$—	$21,866
Financial commodity contracts	17,335			17,335
Financial commodity contracts - foreign exchange	—	44	—	44
Available for sale equity securities	65,752	—	—	65,752
Other (1)	1,202	—	—	1,202
Total assets at fair value	$84,289	$21,910	$—	$106,199
Liabilities
Physical commodity contracts	$—	$25,371	$—	$25,371
Financial commodity contracts	24,036	—	—	24,036
Interest rate contract	—	8,467	—	8,467
Total liabilities at fair value	$24,036	$33,838	$—	$57,874

(1)	Includes money market funds.

During the second quarter of fiscal 2018, the Company evaluated the decrease in fair value of its available for sale securities on a nonrecurring basis and determined that the decline was other-than-temporary. Accordingly, the Company recognized an other-than-temporary impairment of $17.8 million, which was determined using quoted market prices for identical publicly traded equity securities on an active exchange. As of March 31, 2018, the Company’s available for sale securities had a fair value of $28.2 million. See the Company’s discussion of available for sale securities in Note 2. Summary of Significant Accounting Policies for more information regarding the impairment.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

6. INVESTMENTS IN EQUITY INVESTEES

As of September 30, the Company’s investments in equity method investees includes the following:

(Thousands)	2018	2017
Steckman Ridge (1)	$117,001	$120,262
PennEast	73,865	52,323
Total	$190,866	$172,585
(1)Includes loans with a total outstanding principal balance of $70.4 million for both fiscal 2018 and 2017, which accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

The Company, through its subsidiary NJR Pipeline Company, is an investor in PennEast, which is expected to construct and operate a 120-mile pipeline that will extend from northeast Pennsylvania to western New Jersey. PennEast has advised that it currently expects the pipeline to be completed and operational in 2019; however, the project could be delayed beyond 2019 due to factors that are beyond PennEast’s ability to control or estimate precisely, including potential delays in obtaining (or the inability to obtain) governmental and regulatory approvals and land-use rights, and unforeseen construction delays.

NJNG and Energy Services have entered into storage and park and loan agreements with Steckman Ridge. In addition, NJNG has entered into a precedent capacity agreement with PennEast. See Note 15. Related Party Transactions for more information on these intercompany transactions.

7. EARNINGS PER SHARE

The following table presents the calculation of the Company’s basic and diluted earnings per share for the fiscal years ended September 30:

(Thousands, except per share amounts)	2018	2017	2016
Net income, as reported	$233,436	$132,065	$131,672
Basic earnings per share
Weighted average shares of common stock outstanding-basic	87,689	86,321	85,884
Basic earnings per common share	$2.66	$1.53	$1.53
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	87,689	86,321	85,884
Incremental shares (1)	626	823	847
Weighted average shares of common stock outstanding-diluted	88,315	87,144	86,731
Diluted earnings per common share (2)	$2.64	$1.52	$1.52

(1)	Incremental shares consist primarily of unvested stock awards and performance units.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for fiscal 2018, 2017 and 2016.

8. DEBT

NJNG and NJR finance working capital requirements and capital expenditures through the issuance of various long-term debt and other financing arrangements, including unsecured credit and private placement debt shelf facilities. Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Long-term Debt

The following table presents the long-term debt of the Company as of September 30:

(Thousands)			2018	2017
NJNG
First mortgage bonds:		Maturity date:
5.60%	Series LL	May 15, 2018	$—	$125,000
Variable	Series MM	September 1, 2027	9,545	9,545
Variable	Series NN	August 1, 2035	41,000	41,000
Variable	Series OO	August 1, 2041	46,500	46,500
3.15%	Series PP	April 15, 2028	50,000	50,000
3.58%	Series QQ	March 13, 2024	70,000	70,000
4.61%	Series RR	March 13, 2044	55,000	55,000
2.82%	Series SS	April 15, 2025	50,000	50,000
3.66%	Series TT	April 15, 2045	100,000	100,000
3.63%	Series UU	June 21, 2046	125,000	125,000
4.01%	Series VV	May 11, 2048	125,000	—
Capital lease obligation-buildings		June 1, 2021	8,749	11,617
Capital lease obligation-meters		Various dates	27,188	28,042
Less: Debt issuance costs			(6,515)	(6,262)
Less: Current maturities of long-term debt			(9,502)	(135,800)
Total NJNG long-term debt			691,965	569,642
NJR
2.51%	Unsecured senior notes	September 15, 2018	—	25,000
3.25%	Unsecured senior notes	September 17, 2022	50,000	50,000
3.48%	Unsecured senior notes	November 7, 2024	100,000	100,000
3.20%	Unsecured senior notes	August 18, 2023	50,000	50,000
3.54%	Unsecured senior notes	August 18, 2026	100,000	100,000
3.96%	Unsecured senior notes	June 8, 2028	100,000	—
Variable	Term loan	August 16, 2019	100,000	100,000
Less: Debt issuance costs			(1,136)	(770)
Less: Current maturities of long-term debt			(100,000)	(25,000)
Total NJR long-term debt			398,864	399,230
Clean Energy Ventures
Solar asset financing obligation		Various dates	103,923	32,790
Less: Current maturities of long-term debt			(14,133)	(4,582)
Total Clean Energy Ventures long-term debt			89,790	28,208
Total long-term debt			$1,180,619	$997,080

Annual long-term debt redemption requirements, excluding capital leases, debt issuance costs and solar asset financing obligations, as of September 30, are as follows:

(Thousands)	NJNG	NJR
2019	$—	$100,000
2020	$—	$—
2021	$—	$—
2022	$—	$50,000
2023	$—	$50,000
Thereafter	$672,045	$300,000

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

NJNG’s Mortgage Indenture no longer contains a restriction on NJNG’s ability to pay dividends. New Jersey Administrative Code 14:4-4.7 states that a public utility cannot issue dividends, without regulatory approval, if its equity to total capitalization ratio falls below 30 percent. As of September 30, 2018, NJNG’s equity to total capitalization ratio is 56.7 percent and has the ability to issue up to $1 billion of FMB under the terms of the Mortgage Indenture.

NJNG has variable rate EDA Bonds with a total principal amount of $97 million and maturity dates ranging from September 2027 to August 2041. The EDA Bonds are not subject to optional tender while they bear interest at a LIBOR index rate. As of September 30, 2018, the interest rate on the EDA Bonds was 2.03 percent.

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

In June 2015, NJNG entered into a treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with a $125 million debt issuance that was finalized in May 2018. This debt issuance coincided with the maturity of the $125 million, 5.6 percent notes that came due May 15, 2018. This treasury lock was settled on March 13, 2018, which coincided with the pricing of the new debt being issued. Settlement of the treasury lock resulted in a $2.6 million loss, which is recorded as a component of regulatory assets on the Consolidated Balance Sheets and will be amortized in earnings over the term of the May 11, 2018 debt issuance, discussed above.

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

NJNG received $7.8 million, $9.6 million and $7.1 million for fiscal 2018, 2017 and 2016, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. During fiscal 2018, 2017 and 2016, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $2.2 million, $2.4 million and $1.9 million, respectively. NJNG continues to evaluate this sale-leaseback program based on current market conditions.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Contractual commitments for capital lease payments, as of the fiscal years ended September 30, are as follows:

(Thousands)	Lease Payments
2019	$10,932
2020	7,989
2021	9,236
2022	3,775
2023	2,393
Thereafter	5,245
Subtotal	39,570
Less: Interest component	(3,633)
Total	$35,937

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

On January 26, 2018, NJR entered into a variable-for-fixed interest rate swap on its existing $100 million variable rate term loan due August 16, 2019, which fixed the variable rate at 2.84 percent. On July 17, 2018, the $100 million variable rate term loan was amended to permit the disposition of assets relating to sale leaseback or other similar tax equity financing arrangements of meter assets or of solar or wind facilities. These transactions are permissible so long as NJR is in compliance with certain covenants both before and after such incurrence, and if no event of default may be caused by such sale leaseback or similar arrangement. As of September 30, 2018, NJR’s variable rate term loan was classified within current maturities of long-term debt.

On June 8, 2018, NJR entered into a Note Purchase Agreement, under which the Company issued $100 million, 3.96 percent senior notes due June 8, 2028. The notes are not secured by assets, but are instead guaranteed by certain unregulated subsidiaries of NJR.

Clean Energy Ventures

Clean Energy Ventures received proceeds of $71.5 million and $32.9 million in connection with the sale-leasebacks of commercial solar projects for fiscal 2018 and 2017, respectively. Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of six to 15 years. These sale-leasebacks are treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from SREC and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from SRECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term.

Contractual commitments for solar sale-leaseback lease payments, as of the fiscal years ended September 30, are as follows:

(Thousands)	Lease Payments
2019	$9,794
2020	7,830
2021	7,803
2022	7,802
2023	7,878
Thereafter	38,303
Subtotal	79,410
Less: Interest component	(26,728)
Total	$52,682

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Short-term Debt

A summary of NJR’s and NJNG’s short-term bank facilities as of September 30, are as follows:

(Thousands)	2018	2017
NJR
Bank revolving credit facilities: (1)	$425,000	$425,000
Notes outstanding at end of period	$87,950	$255,000
Weighted average interest rate at end of period	3.07%	2.14%
Amount available at end of period (2)	$322,144	$156,601
NJNG
Bank revolving credit facilities: (3)	$250,000	$250,000
Commercial paper outstanding at end of period	$64,000	$11,000
Weighted average interest rate at end of period	2.18%	1.13%
Amount available at end of period (4)	$185,269	$238,269

(1)	Committed credit facilities, which require commitment fees of .075 percent on the unused amounts.

(2)	Letters of credit outstanding total $14.9 million and $13.4 million as of September 30, 2018 and 2017, respectively, which reduces amount available by the same amount.

(3)	Committed credit facilities, which require commitment fees of .075 percent on the unused amounts.

(4)	Letters of credit outstanding total $731,000 as of September 30, 2018 and 2017, which reduces amount available by the same amount.

NJR

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

On June 25, 2018, the $425 million NJR Credit Facility was amended to permit liens and the disposition of assets relating to sale-leaseback or other similar tax equity financing arrangements of meter assets or of solar or wind facilities. These transactions are permissible so long as NJR is in compliance with certain covenants both before and after such incurrence, and if no event of default may be caused by such sale-leaseback or similar arrangement.

On December 14, 2017, NJR entered into a four-month, $75 million revolving line of credit facility. On January 19, 2018, NJR amended the agreement to increase the available amount to $100 million. This facility expired on April 14, 2018. No amounts were outstanding on the facility at the time of expiration.

As of September 30, 2018, NJR had six letters of credit outstanding totaling $14.9 million. Three letters of credit totaling $11.9 million are issued on behalf of Energy Services and three letters of credit, which total $3 million, are issued on behalf of Clean Energy Ventures. These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

Energy Services’ letters of credit are used for margin requirements for natural gas transactions, collateral and security deposit for retail gas sales and expire on dates ranging from December 2018 to September 2019. Clean Energy Ventures’ letters of credit are used to secure construction of ground-mounted solar projects and to secure obligations pursuant to an Interconnection Services Agreement. They expire on dates ranging from May 2019 to August 2019.

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

As of September 30, 2018, NJNG has two letters of credit outstanding for $731,000. NJNG’s letters of credit are used as collateral for remediation projects and expire in August 2019. These letters of credit reduce the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparty and will be renewed as necessary.

9. STOCK-BASED COMPENSATION

Effective January 25, 2017, the shareholders of the Company approved the NJR 2017 Stock Award and Incentive Plan, which replaced the NJR 2007 Stock Award and Incentive Plan. The 2007 plan had 914,169 shares granted but not issued as of September 30, 2017, which were transferred into the 2017 plan. The 2017 plan added an additional 3,135,000 shares available for issuance. Shares have been issued in the form of performance shares, restricted stock, deferred retention stock and unrestricted common stock to non-employee directors. As of September 30, 2018, 3,473,062 shares remain available for future issuance.

The following table summarizes all stock-based compensation expense recognized during the following fiscal years:

(Thousands)	2018	2017	2016
Stock-based compensation expense:
Performance share awards	$3,526	$2,614	$3,188
Restricted and non-restricted stock	2,191	1,732	2,161
Deferred retention stock	7,128	1,461	1,885
Compensation expense included in operation and maintenance expense	12,845	5,807	7,234
Income tax benefit (1)	(3,734)	(2,372)	(2,955)
Total, net of tax	$9,111	$3,435	$4,279

(1)	Excludes additional tax benefit related to delivered shares of $3 million, $1.3 million and $1.8 million as of September 30, 2018, 2017 and 2016, respectively.

Performance Shares

In fiscal 2018, the Company granted to various officers 31,836 performance shares, which are market condition awards that vest on September 30, 2020, subject to the Company meeting certain performance conditions. In fiscal 2018, the Company also granted to various officers 59,341 performance shares, of which 29,608 vest on September 30, 2020 and 29,733 vest annually over a three-year period beginning on September 30, 2018, both of which are subject to the Company meeting certain performance conditions.

In fiscal 2017, the Company granted to various officers 44,576 performance shares, which are market condition awards that vest on September 30, 2019, subject to the Company meeting certain performance conditions. In fiscal 2017, the Company also granted to various officers 51,931 performance shares, of which 25,806 vest on September 30, 2019 and 26,125 vest annually over a three-year period beginning in September 30, 2017, both of which are subject to the Company meeting certain performance conditions.

In fiscal 2016, the Company granted to various officers 46,175 performance shares, which are market condition awards that vested on September 30, 2018, subject to the Company meeting certain performance conditions. In fiscal 2016, the Company also granted to various officers 69,305 performance shares, of which 38,789 vested in September 30, 2018 and 30,516 vest annually over a three-year period beginning in September 2016, both of which were subject to the Company meeting certain performance conditions. The vesting of these awards are shown in the table below.

There is approximately $3.8 million of deferred compensation related to unvested performance shares that is expected to be recognized over the weighted average period of 1.7 years.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the performance share activity under the stock award and incentive plans for the past three fiscal years:

	Shares (1)	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2015	214,464	$23.40	—
Granted	115,480	$27.37	—
Vested (2)	(137,053)	$21.40	$5,657
Cancelled/forfeited (3)	(12,975)	$23.40	—
Non-vested and outstanding at September 30, 2016	179,916	$27.47	—
Granted	96,507	$33.57	—
Vested (4)	(95,407)	$28.88	$4,179
Cancelled/forfeited	(24,429)	$29.14	—
Non-vested and outstanding at September 30, 2017	156,587	$30.12	—
Granted	91,177	$44.67	—
Vested (5)	(100,146)	$29.49	$4,714
Cancelled/forfeited	(2,442)	$31.45	—
Non-vested and outstanding at September 30, 2018	145,176	$39.67	—

(1)
The number of common shares issued related to certain performance shares may range from zero to 150 percent of the number of shares shown in the table above based on the Company’s achievement of performance goals.

(2)
As certified by the Company’s Leadership and Compensation Committee on November 15, 2016, the number of common shares related to performance shares earned was 85 percent, or 55,702 shares, the number of common shares earned related to NFE performance was 150 percent or 71,808 shares, and the number of common shares earned related to Performance Based Restricted Stock was 100 percent or 23,649 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100 percent.

(3)
As certified by the Company’s Leadership and Compensation Committee on November 15, 2016, 9,366 shares were canceled due to not achieving a certain performance target. The remainder were forfeitures due to individuals departing the Company.

(4)
As certified by the Company’s Leadership and Compensation Committee on November 14, 2017, the number of common shares earned related to TSR performance was 108.44 percent or 39,595 shares, the number of common shares earned related to NFE performance was 119 percent or 36,498 shares, and the number of common shares earned related to Performance Based Restricted Stock was 100 percent or 28,223 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100 percent.

(5)
As certified by the Company’s Leadership and Compensation Committee on November 13, 2018, the number of common shares earned related to TSR performance was 99 percent or 38,660 shares, the number of common shares earned related to NFE performance was 121 percent or 39,694 shares and the number of common shares earned related to Performance Based Restricted Stock was 100 percent or 36,998 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100 percent.

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

Restricted Stock

In fiscal 2018, the Company granted 27,949 shares of restricted stock that vest annually over a three-year period beginning October 15, 2018. In fiscal 2017, the Company granted 22,591 shares of restricted stock that vest annually over a three-year period beginning in October 2017. In fiscal 2017, the Company also granted 6,143 shares of restricted stock that vest annually over a three-year period beginning May 8, 2018. In fiscal 2016, the Company granted 41,909 shares of restricted stock that vest annually over a three-year period beginning in October 2016. There is approximately $612,964 of deferred compensation related to unvested restricted stock shares that is expected to be recognized over the weighted average period of two years.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the restricted stock activity under the stock award and incentive plans for the past three fiscal years:

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2015	81,492	$27.17	—
Granted	41,909	$30.03	—
Vested	(48,089)	$26.66	$1,469
Cancelled/forfeited	(2,241)	$29.21	—
Non-vested and outstanding at September 30, 2016	73,071	$29.09	—
Granted	28,734	$35.79	—
Vested	(38,752)	$28.92	$1,344
Cancelled/forfeited	(11,899)	$31.56	—
Non-vested and outstanding at September 30, 2017	51,154	$32.40	—
Granted	27,949	$45.00
Vested	(33,815)	$31.23	$1,438
Cancelled/forfeited	(1,120)	$33.54
Non-vested and outstanding at September 30, 2018	44,168	$41.24	—

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

The following table summarizes the deferred retention stock award under the stock award and incentive plans for the past three fiscal years:

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Outstanding at September 30, 2015	632,730	$27.03	—
Granted/Vested	159,831	$30.37	—
Delivered	(121,764)	$20.31	$3,751
Forfeited	(8,318)	$28.14	—
Outstanding at September 30, 2016	662,479	$29.06	—
Granted/Vested	63,977	$35.64	—
Delivered	(53,878)	$23.11	$1,774
Outstanding at September 30, 2017	672,578	$29.54	—
Granted/Vested	24,167	$45.00
Delivered	(452,694)	$29.42	$19,581
Forfeited	(1,969)	$35.56
Outstanding at September 30, 2018	242,082	$32.99	—

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Non-Employee Director Stock

Non-employee director compensation includes an annual January retainer that is awarded in stock. The shares vest immediately and are subsequently amortized to expense over a 12-month period. The following summarizes non-employee director share awards for the past three fiscal years:

	2018		2017	2016
Shares granted	26,524	(1)	27,972	27,481
Weighted average grant date fair value	$39.85		$35.59	$32.75

(1)	$264,000 of expense remains as of September 30, 2018, to be recognized through December 31, 2018.

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

In April 2018, the Company implemented a voluntary early retirement program open to certain eligible employees. As of September 30, 2018, pension and postemployment benefit costs related to the special termination benefits were $4.2 million and other severance benefits were $2.2 million. For the amounts incurred, NJNG recognized an expense of approximately $5.1 million and Home Services and other recognized an expense of approximately $1.3 million, as a component of O&M in the Consolidated Statements of Operations.

The Company’s funding policy for its pension plans is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. In fiscal 2018 and 2017, the Company had no minimum funding requirements. The Company made no discretionary contributions to the pension plans in fiscal 2018 or 2017. The Company does not expect to be required to make additional contributions to fund the pension plans over the following two fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents.

There are no federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. The Company contributed $6.2 million and $6 million, in fiscal 2018 and 2017, respectively, and estimates that it will contribute between $5 million to $8 million over each of the next five years. Additional contributions may be required based on market conditions and changes to assumptions.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following summarizes the changes in the funded status of the plans and the related liabilities recognized on the Consolidated Balance Sheets as of September 30:

	Pension (1)		OPEB
(Thousands)	2018	2017	2018	2017
Change in Benefit Obligation
Benefit obligation at beginning of year	$297,835	$293,654	$175,090	$160,393
Service cost	8,139	8,347	4,607	4,380
Interest cost	10,493	9,771	6,365	5,545
Plan participants’ contributions (2)	45	45	161	120
Special termination benefits (3)	3,730	—	490	—
Actuarial (gain) loss	(12,846)	(5,995)	15,145	8,985
Benefits paid, net of retiree subsidies received	(8,821)	(7,987)	(5,073)	(4,333)
Benefit obligation at end of year	$298,575	$297,835	$196,785	$175,090
Change in plan assets
Fair value of plan assets at beginning of year	$271,743	$249,875	$71,534	$62,035
Actual return on plan assets	16,306	29,736	5,284	7,953
Employer contributions	137	74	6,222	6,049
Benefits paid, net of plan participants’ contributions (2)	(8,776)	(7,942)	(5,060)	(4,503)
Fair value of plan assets at end of year	$279,410	$271,743	$77,980	$71,534
Funded status	$(19,165)	$(26,092)	$(118,805)	$(103,556)
Amounts recognized on Consolidated Balance Sheets
Postemployment employee (liability)
Current	$(294)	$(158)	$(669)	$(602)
Noncurrent	(18,871)	(25,934)	(118,136)	(102,954)
Total	$(19,165)	$(26,092)	$(118,805)	$(103,556)

(1)	Includes the Company’s PEP.

(2)	Prior to July 1, 1998, employees were eligible to elect an additional participant contribution to enhance their benefits and contributions made during the periods were insignificant.

(3)	Related to the voluntary early retirement program offered during fiscal 2018, as previously discussed.

The actuarial gain on the Company’s pension plans is primarily due to an increase in the discount rate used to measure the obligation. The actuarial loss related to the OPEB plans is primarily due to an increase in expected retiree healthcare claims, partially offset by an increase in the discount rate. The Company recognizes a liability for its underfunded benefit plans as required by ASC 715, Compensation - Retirement Benefits. The Company records the offset to regulatory assets for the portion of liability relating to NJNG and to accumulated other comprehensive income for the portion of the liability related to its unregulated operations.

The following table summarizes the amounts recognized in regulatory assets and accumulated other comprehensive income as of September 30:

	Regulatory Assets		Accumulated Other Comprehensive Income (Loss)
	Pension	OPEB	Pension	OPEB
Balance at September 30, 2016	$94,941	$59,147	$28,436	$4,486
Amounts arising during the period:
Net actuarial (gain) loss	(9,429)	5,211	(6,990)	587
Amounts amortized to net periodic costs:
Net actuarial (loss)	(6,799)	(4,209)	(2,028)	(160)
Prior service (cost) credit	(108)	311	(3)	54
Balance at September 30, 2017	$78,605	$60,460	$19,415	$4,967
Amounts arising during the period:
Net actuarial (gain) loss	(6,090)	12,378	(3,422)	2,834
Amounts amortized to net periodic costs:
Net actuarial (loss)	(6,177)	(4,464)	(1,359)	(196)
Prior service (cost) credit	(105)	311	(1)	54
Balance at September 30, 2018	$66,233	$68,685	$14,633	$7,659

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The amounts in regulatory assets and accumulated other comprehensive income not yet recognized as components of net periodic benefit cost as of September 30 are:

	Regulatory Assets				Accumulated Other Comprehensive Income (Loss)
	Pension		OPEB		Pension		OPEB
(Thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Net actuarial loss	$65,664	$77,930	$69,477	$61,563	$14,633	$19,414	$7,750	$5,113
Prior service cost (credit)	569	675	(792)	(1,103)	—	1	(91)	(146)
Total	$66,233	$78,605	$68,685	$60,460	$14,633	$19,415	$7,659	$4,967

To the extent the unrecognized amounts in accumulated other comprehensive income or regulatory assets exceed 10 percent of the greater of the benefit obligation or the fair value of plan assets, an amortized amount over the average expected future working lifetime of the active plan participants is recognized. Amounts included in regulatory assets and accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in fiscal 2019 are as follows:

	Regulatory Assets		Accumulated Other Comprehensive Income (Loss)
(Thousands)	Pension	OPEB	Pension	OPEB
Net actuarial loss	$4,662	$5,527	$1,103	$643
Prior service cost (credit)	102	(312)	—	(53)
Total	$4,764	$5,215	$1,103	$590

The accumulated benefit obligation for the pension plans, including the PEP, exceeded the fair value of plan assets. The projected benefit and accumulated benefit obligations and the fair value of plan assets as of September 30, are as follows:

	Pension
(Thousands)	2018	2017
Projected benefit obligation	$298,575	$297,835
Accumulated benefit obligation	$263,279	$258,514
Fair value of plan assets	$279,410	$271,743

The components of the net periodic cost for pension benefits, including the Company’s PEP, and OPEB costs (principally health care and life insurance) for employees and covered dependents for fiscal years ended September 30, are as follows:

	Pension			OPEB
(Thousands)	2018	2017	2016	2018	2017	2016
Service cost	$8,139	$8,347	$7,591	$4,607	$4,380	$4,521
Interest cost	10,493	9,771	11,342	6,365	5,545	6,256
Expected return on plan assets	(19,639)	(19,313)	(20,118)	(5,352)	(4,767)	(4,845)
Recognized actuarial loss	7,537	8,827	7,281	4,660	4,370	3,274
Prior service cost (credit) amortization	106	111	111	(365)	(365)	(365)
Net periodic benefit cost	$6,636	$7,743	$6,207	$9,915	$9,163	$8,841
Special termination benefit	3,730	—	—	490	—	—
Net periodic benefit cost recognized as expense	$10,366	$7,743	$6,207	$10,405	$9,163	$8,841

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Assumptions

The weighted average assumptions used to determine the Company’s benefit costs during the fiscal years below and obligations as of September 30, are as follows:

	Pension						OPEB
	2018		2017		2016		2018		2017		2016
Benefit costs:
Discount rate	4.04/4.03%		3.96/3.94%		4.50%		4.12/4.08%	(1)	4.08/4.01%	(1)	4.60/4.55%
Expected asset return	7.50%		7.75%		8.75%		7.50%		7.75%		8.75%
Compensation increase	3.25/3.50%	(1)	3.25/3.50%	(1)	3.25/3.50%		3.25/3.50%	(1)	3.25/3.50%		3.50%
Obligations:
Discount rate	4.36/4.35%		4.03%	(1)	3.96/3.94%		4.38/4.37%	(1)	4.12/4.08%	(1)	4.08/4.01%	(1)
Compensation increase	3.25/3.50%	(1)	3.25/3.50%	(1)	3.25/3.50%	(1)	3.25/3.50%	(1)	3.25/3.50%		3.50%

(1)	Percentages for represented and nonrepresented plans, respectively.

When measuring its projected benefit obligations, the Company uses an aggregate discount rate at which its obligation could be effectively settled. The Company determines a single weighted average discount rate based on a yield curve comprised of rates of return on a population of high quality debt issuances (AA- or better) whose cash flows (via coupons or maturities) match the timing and amount of its expected future benefit payments. Prior to October 1, 2016, the Company used the same assumed rate to measure the service and interest cost components of its net periodic benefit costs. Effective October 1, 2016, the Company changed its method of measuring its service and interest costs from the aggregate approach to a disaggregated, or spot rate, approach. Under the new approach, the Company applies the duration-specific spot rates from the full yield curve, as of the measurement date, to each year’s future benefit payments. The Company believes that this provides for a more precise measurement of its service and interest costs by aligning the timing of the plans’ separate future cash flows to the corresponding spot rates on the yield curve.

Information relating to the assumed HCCTR used to determine expected OPEB benefits as of September 30, and the effect of a 1 percent change in the rate, are as follows:

($ in thousands)	2018	2017	2016
HCCTR	7.9%	8.3%	8.5%
Ultimate HCCTR	4.5%	4.5%	4.5%
Year ultimate HCCTR reached	2024	2025	2025
Effect of a 1 percentage point increase in the HCCTR on:
Year-end benefit obligation	$36,260	$32,019	$28,803
Total service and interest cost	$2,482	$2,468	$2,331
Effect of a 1 percentage point decrease in the HCCTR on:
Year-end benefit obligation	$(28,743)	$(25,466)	$(22,862)
Total service and interest costs	$(1,937)	$(1,909)	$(1,801)

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

The mix and targeted allocation of the pension and OPEB plans’ assets are as follows:

	2019	Assets at
	Target	September 30,
Asset Allocation	Allocation	2018	2017
U.S. equity securities	34%	41%	39%
International equity securities	17	19	21
Fixed income	41	37	40
Other assets	8	3	—
Total	100%	100%	100%

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Company adopted the revised mortality assumptions published by the Society of Actuaries for its pension and other postemployment benefit obligations, which reflected increased life expectancies in the United States. The adoption of the new mortality projection scale, MP-2017, did not materially impact the projected benefit obligation for the plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following fiscal years:

(Thousands)	Pension	OPEB
2019	$10,320	$5,450
2020	$11,769	$6,512
2021	$12,399	$7,096
2022	$13,239	$7,810
2023	$14,217	$8,413
2024 - 2028	$85,426	$50,869

The Company’s OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D. Therefore, under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company qualifies for federal subsidies.

The following estimated subsidy payments are expected to be paid during the following fiscal years:

Estimated Subsidy
(Thousands)	Payment
2019	$280
2020	$316
2021	$347
2022	$375
2023	$417
2024 - 2028	$2,787

Pension and OPEB assets held in the master trust, measured at fair value, as of September 30, are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)
(Thousands)	Pension		OPEB
Assets	2018	2017	2018	2017
Money market funds	$8,207	$—	$2,273	$11
Registered Investment Companies:
Equity Funds:
Large Cap Index	97,016	88,321	27,340	23,986
Extended Market Index	17,741	16,329	5,014	4,409
International Stock	53,516	56,446	14,874	15,000
Fixed Income Funds:
Emerging Markets	11,754	13,516	3,264	3,551
Core Fixed Income	—	—	7,970	8,082
Opportunistic Income	—	—	4,798	4,744
Ultra Short Duration	—	—	4,830	4,673
High Yield Bond Fund	25,720	26,540	7,236	7,078
Long Duration Fund	64,039	70,591	—	—
Total assets	$277,993	$271,743	$77,599	$71,534

The Plan had no Level 2 or Level 3 fair value measurements during fiscal 2018 and 2017, and there have been no changes in valuation methodologies as of September 30, 2018. The Plan held $1.8 million of other assets as of September 30, 2018, that are valued using net asset value as a practical expedient, which are excluded from the fair value hierarchy.

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

Defined Contribution Plan

The Company offers a Savings Plan to eligible employees. As of January 1, 2015, the Company matches 65 percent of participants’ contributions up to 6 percent of base compensation. Represented NJRHS employees, non-represented employees hired on or after October 1, 2009, and NJNG represented employees hired on or after January 1, 2012, are eligible for an employer special contribution of between 3 and 4 percent of base compensation, depending on years of service, into the Savings Plan on their behalf. The amount expensed and contributed for the matching provision of the Savings Plan was $3.9 million in fiscal 2018, $2.9 million in fiscal 2017 and $2.8 million in fiscal 2016. The amount contributed for the employer special contribution of the Savings Plan was $959,000 in fiscal 2018, $781,000 in fiscal 2017 and $571,000 in fiscal 2016.

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

Accretion amounts associated with NJNG’s ARO are recognized as part of its depreciation expense and the corresponding regulatory asset and liability will be shown gross on the Consolidated Balance Sheets. Accretion amounts associated with Clean Energy Ventures’ ARO are recognized as a component of operations and maintenance expense on the Consolidated Statements of Operations.

The following is an analysis of the change in the Company’s AROs for the fiscal years ended September 30:

(Thousands)	2018		2017
	NJNG	NJRCEV	NJNG	NJRCEV
Balance at October 1	$24,825	$6,595	$23,521	$4,858
Accretion	1,366	198	1,304	245
Additions	1,880	517	729	1,492
Revisions in estimated cash flows	(2,133)	—	(245)	—
Retirements	(298)	—	(484)	—
Reclassification to held for sale or sold	—	(4,262)	—	—
Balance at period end	$25,640	$3,048	$24,825	$6,595

Accretion for the next five years, for the fiscal years ended September 30, is estimated to be as follows:

Estimated
(Thousands)	Accretion
2019	$1,557
2020	1,627
2021	1,702
2022	1,778
2023	1,863
Total	$8,527

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

12. INCOME TAXES

The income tax (benefit) provision from operations for the fiscal years ended September 30, consists of the following:

(Thousands)	2018	2017	2016
Current:
Federal	$(2,848)	$(16,023)	$(23,597)
State	4,563	2,470	(2,209)
Deferred:
Federal	(40,785)	54,965	70,386
State	6,731	11,457	11,441
Investment/production tax credits	(21,446)	(34,526)	(32,491)
Income tax (benefit) provision	$(53,785)	$18,343	$23,530

As of September 30, the temporary differences, which give rise to deferred tax assets and (liabilities), consist of the following:

(Thousands)	2018	2017
Deferred tax assets
Investment tax credits (1)	$123,258	$111,642
Deferred service contract revenue	—	3,877
Incentive compensation	4,646	6,260
Fair value of derivatives	8,411	11,519
Federal net operating losses (2)	24,500	28,487
State net operating losses	34,754	23,597
Amortization of intangibles	3,737	2,747
Conservation incentive plan	1,955	—
Other	8,213	11,098
Total deferred tax assets	$209,474	$199,227
Deferred tax liabilities
Property related items	$(392,886)	$(620,850)
Remediation costs	(9,229)	(11,625)
Equity investments	(31,956)	(38,370)
Postemployment benefits	(353)	(6,855)
Conservation incentive plan	—	(7,195)
Underrecovered gas costs	(1,156)	(4,035)
Other	(7,826)	(16,643)
Total deferred tax liabilities	$(443,406)	$(705,573)

Total net deferred tax liabilities	$(233,932)	$(506,346)

(1)
Includes $2.2 million and $2.3 million for NJNG for fiscal 2018 and 2017, respectively, which is being amortized over the life of the related assets, and$121.1 million and $109.3 million for Clean Energy Ventures for fiscal 2018 and 2017, respectively, which is ITC carryforward.

(2)	See discussion of federal net operating loss utilization in the Other Tax Items section of this note.

A reconciliation of the U.S. federal statutory rate to the effective rate from operations for the fiscal years ended September 30, is as follows:

(Thousands)	2018	2017	2016
Statutory income tax expense	$44,014	$52,643	$54,321
Change resulting from:
Tax Act - nonutility excess deferred income taxes (1)	(59,627)	—	—
Tax Act - utility excess deferred income taxes refunded to customers (1)	(14,323)	—	—
Tax Act - utility excess deferred income taxes amortized (1)	(1,786)	—	—
State income taxes, net of federal benefit	7,092	8,222	6,044
Cost of removal of assets placed in service prior to1981	(5,829)	(6,886)	(5,738)
Investment/production tax credits	(21,446)	(34,526)	(32,491)
Basis adjustment of solar assets due to ITC	1,080	4,256	4,453
AFUDC equity	(2,117)	(2,624)	(1,531)
Other	(843)	(2,742)	(1,528)
Income tax (benefit) provision	$(53,785)	$18,343	$23,530
Effective income tax rate (2) (3)	(29.9)%	12.2%	15.2%

(1)	For a more detailed description, see The Tax Act section of this note.

(2)	The U.S. federal statutory rate was 24.5 percent for fiscal 2018 and 35 percent for fiscal 2017 and 2016.

(3)	The effective tax rate without the impact of the Tax Act would have been 12.4 percent for fiscal 2018.

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

The Company’s federal income tax returns through fiscal 2014 have either been reviewed by the IRS, or the related statute of limitations has expired and all matters have been settled. Federal income tax returns for periods subsequent to fiscal 2014 are not currently under examination by the IRS. For all periods subsequent to those ended September 30, 2014, the Company’s state income tax returns are statutorily open to examination in all applicable states with the exception of Colorado, New Jersey and Texas. In Colorado, New Jersey and Texas, all periods subsequent to September 30, 2013 are statutorily open to examination.

The State of New Jersey is currently conducting a sales and use tax examination for the period from July 1, 2011 through September 30, 2018.

On March 7, 2018, the State of New Jersey notified the Company that it will conduct a general tax examination for fiscal years 2014 through 2017 related to NJRHS. The audit is currently in the information gathering stage. All periods subsequent to those ended September 30, 2013, are statutorily open to examination.

The Company evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. As of September 30, 2018 and 2017, based on its analysis, the Company determined there was no need to recognize any liabilities associated with uncertain tax positions.

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

The SEC issued guidance in Staff Accounting Bulletin 118 to address the changes in estimates associated with impacts resulting from the Tax Act, which allows companies to record provisional amounts during a one-year measurement period. The Company calculated an original estimate for the measurement and accounting for certain effects of the Tax Act, including the remeasurement of deferred tax assets and liabilities to reflect the rates that will be in effect when the deferred tax assets and liabilities are expected to be realized or settled. The adjustments to deferred income taxes were based on assumptions the Company made with respect to its book versus tax differences and the timing of when those differences will reverse, including estimations associated with depreciation and the settlement of derivative unrealized amounts. Therefore, the revaluation of net deferred tax liabilities was subject to change as information and assumptions were updated each quarter for actual results.

As a result of the changes associated with the Tax Act, NJNG recorded a decrease in its net deferred tax liability of $228.4 million, which included $164.3 million for the revaluation of its deferred income taxes and $64.1 million for the accounting of the income tax effects on the revaluation of those deferred income taxes. These amounts were recorded as a regulatory liability on the Consolidated Balance Sheets. On May 22, 2018, the BPU approved a refund of $31 million, which included approximately $20.1 million of the initial revaluation of excess deferred income taxes, $9 million for the overcollection of taxes from customers from January 1, 2018 through March 31, 2018, and interest on the overcollected taxes at the Company's short-term debt rate. These credits were returned to customer accounts in June 2018.

During fiscal 2018, NJNG credited approximately $17 million to income tax (benefit) provision on the Consolidated Statements of Operations, which includes $14.3 million attributable to the remeasurement of deferred income taxes, $1.8 million for the amortization of excess deferred income taxes primarily related to timing differences associated with utility plant depreciation and $880,000 related to the revaluation of deferred income taxes not included in base rates. As of September 30, 2018, the regulatory liability included excess deferred income taxes of $205.4 million, which requires amortization over the remaining life of the utility plant consistent with IRS normalization principles.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The (decrease) increase of the net deferred tax liability due to the impact of the Tax Act that was recognized on the Consolidated Statements of Operations for the remaining entities, was as follows:

(Thousands)	2018
Income tax (benefit) provision
Clean Energy Ventures	$(61,423)
Energy Services	6,062
Midstream	(13,946)
Home Services and Other	9,680
Total	$(59,627)

There was a $2.1 million change in the original estimate resulting from the use of actual results instead of estimated results through the Company’s fourth fiscal quarter.

As of September 30, 2018, our accounting for the income tax effects of the Tax Act is considered complete. The Company does not expect to make any further adjustments to the amounts recorded as a result of the Tax Act.

Other Tax Items

As of September 30, 2018 and 2017, the Company has federal income tax net operating losses of approximately $136.8 million and $125.3 million, respectively. Federal net operating losses can generally can be carried back two years and forward 20 years and will begin to expire in fiscal 2036, with the remainder expiring by 2038. The Company expects to exercise its ability to carryback federal net operating losses to offset taxable income in prior periods.

For the net operating losses it expects to carryback, the Company estimated the portion considered refundable and recorded receivables of approximately $23 million and $15.4 million as of September 30, 2018 and 2017, respectively, as a component of other noncurrent assets on the Consolidated Balance Sheets. Upon filing amended federal income tax returns to carryback its remaining federal net operating losses totaling $24.5 million, the Company will reduce its taxable income in those periods and recapture federal investment tax credits of the same amount that were previously utilized to offset taxable income.

In addition, as of September 30, 2018 and 2017, the Company has an ITC/PTC carryforward of approximately $121.1 million and $109.3 million, respectively, which each have a life of 20 years. When the Company carries back the federal net operating losses noted above, it expects to recapture investment tax credits totaling $24.5 million. These recaptured tax credits are in addition to the $121.1 million and will be carried forward to offset future taxable income. The Company expects to utilize this entire carryforward, which would begin to expire in fiscal 2033.

As of September 30, 2018 and 2017, the Company has state income tax net operating losses of approximately $578.8 million and $471.7 million, respectively. These state net operating losses have varying carry forward periods dictated by the state in which they were incurred; these state carry forward periods range from seven to 20 years and would begin to expire in fiscal 2021, with the majority expiring after 2035.

In March 2018, Clean Energy Ventures committed to a plan to sell its wind assets and expects that the sale will be completed within the next 12 months. As a result of the planned sale, it is more likely than not that certain state net operating loss carryforwards will not be realizable prior to their expiration. As of September 30, 2018, the Company had a valuation allowance of $4 million related to state net operating loss carryforwards in Montana, Iowa, Kansas and Wyoming. As of September 30, 2017, the Company had a valuation allowance of $1 million related to state net operating loss carryforwards in Montana. This is included as a component of Other within the composition of deferred tax assets.

The Consolidated Appropriations Act extended the 30 percent ITC for solar property that is under construction on or before December 31, 2019. The credit will decline to 26 percent for property under construction during 2020, and to 22 percent for property under construction during 2021. For any property that is under construction before 2022, but not placed in service before 2024, the ITC will be reduced to 10 percent. In addition, the Consolidated Appropriations Act retroactively extended the PTC for five years through December 31, 2019, with a gradual three-year phase-out for any project for which construction of the facility begins after December 31, 2016.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through September 2024, for the supply, storage and transportation of natural gas. These contracts include annual fixed charges of approximately $112 million at current contract rates and volumes, which are recoverable through BGSS.

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

Commitments as of September 30, 2018, for natural gas purchases and future demand fees for the next five fiscal year periods, are as follows:

(Thousands)	2019	2020	2021	2022	2023	Thereafter
Energy Services:
Natural gas purchases	$428,015	$28,389	$10,965	$—	$—	$—
Storage demand fees	31,716	19,926	13,478	8,904	4,212	991
Pipeline demand fees	52,148	49,790	28,209	24,153	18,988	5,151
Sub-total Energy Services	$511,879	$98,105	$52,652	$33,057	$23,200	$6,142
NJNG:
Natural gas purchases	$65,737	$37,727	$33,738	$33,546	$34,221	$35,762
Storage demand fees	31,384	24,263	14,251	12,930	7,899	6,066
Pipeline demand fees	80,609	96,241	89,236	91,946	87,240	586,266
Sub-total NJNG	$177,730	$158,231	$137,225	$138,422	$129,360	$628,094
Total	$689,609	$256,336	$189,877	$171,479	$152,560	$634,236

As of September 30, 2018, the Company’s future minimum lease payments under various operating leases will not be more than $3.7 million annually for the next five years and $50 million in the aggregate for all years thereafter.

Guarantees

As of September 30, 2018, there were NJR guarantees covering approximately $418.1 million of Energy Services’ natural gas purchases and demand fee commitments not yet reflected in accounts payable on the Consolidated Balance Sheets.

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

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. NJNG recovered approximately $9.4 million annually through its SBC RAC. In July 2018, the BPU approved NJNG's annual SBC filing requesting a reduction in the RAC, which decreased the annual recovery to $7 million, effective September 1, 2018. On September 21, 2018, NJNG filed its annual SBC application requesting to recover remediation expenses incurred through June 30, 2018, which will result in an annual increase of $1.4 million, effective April 1, 2019. As of September 30, 2018, $33 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

In the first quarter of fiscal 2018, the NJDEP contacted NJNG regarding its association with a parcel of land, located within NJNG's service territory, which may have been a MGP site for a period of time. NJNG is investigating to determine the nature and extent of its relationship to the parcel, its previous owners and the operations conducted on the site and has accrued for costs associated with the preliminary investigation of the existence of potential contaminants. NJNG will continue to gather information to determine whether a potential obligation exists to undertake remedial action, if any, and whether there are other potentially responsible parties.

NJNG periodically, and at least annually, performs an environmental review of MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester and Toms River, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $117.7 million to $204.1 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of September 30, 2018, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $130.8 million on the Consolidated Balance Sheets, based on the most likely amount. This was reduced from $149 million in fiscal 2017, due to the completion of remediation work at certain sites and a reduction to the remediation scope at another site. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

General

The Company is involved, and from time to time in the future may be involved, in a number of pending and threatened judicial, regulatory and arbitration proceedings relating to matters that arise in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, the Company cannot state with confidence what the eventual outcome of the pending litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter will be, if any. In accordance with applicable accounting guidance, NJR establishes reserves for litigation for those matters that present loss contingencies as to which it is both probable that a loss will be incurred and the amount of such loss can be reasonably estimated. NJR also discloses contingent matters for which there is a reasonable possibility of a loss. Based upon currently available information, NJR believes that the results of litigation that is currently pending, taken together, will not have a materially adverse effect on the Company’s financial condition, results of operations or cash flows. The actual results of resolving the pending litigation matters may be substantially higher than the amounts reserved.

The foregoing statements about NJR’s litigation are based upon the Company’s judgments, assumptions and estimates and are necessarily subjective and uncertain. The Company has a number of threatened and pending litigation matters at various stages. Certain of the Company’s significant litigation is described below.

Stafford Township

In February 2015, a natural gas fire and explosion occurred in Stafford Township, New Jersey as a result of a natural gas leak emanating from an underground pipe. There were no fatalities, although several employees of NJNG were injured and several homes were damaged. NJNG notified its insurance carrier and believes that any costs associated with the incident, including attorneys’ fees, property damage and other losses, will be substantially covered by insurance. The Company believes the resolution of the remaining claims associated with the incident will not have a material effect on its financial condition, results of operations or cash flows. Subrogated property damage claims asserted against the Company and co-defendants and cross-claims have been amicably resolved in August 2018.

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

Information related to the Company’s various reporting segments and other operations is detailed below:

(Thousands)
Fiscal Years Ended September 30,	2018	2017	2016
Operating revenues
Natural Gas Distribution
External customers	$731,865	$695,637	$594,346
Clean Energy Ventures
External customers	71,375	64,394	53,540
Energy Services
External customers (1)	2,064,477	1,462,365	1,187,754
Intercompany	48,327	316	9,499
Subtotal	2,916,044	2,222,712	1,845,139
Home Services and Other
External customers	47,392	46,221	45,265
Intercompany	2,665	3,370	3,232
Eliminations	(50,992)	(3,686)	(12,731)
Total	$2,915,109	$2,268,617	$1,880,905
Depreciation and amortization
Natural Gas Distribution	$53,208	$49,347	$47,828
Clean Energy Ventures	31,877	31,834	23,971
Energy Services (2)	76	63	88
Midstream	6	6	6
Subtotal	85,167	81,250	71,893
Home Services and Other	780	798	981
Eliminations	(246)	(207)	(126)
Total	$85,701	$81,841	$72,748
Interest income (3)
Natural Gas Distribution	$614	$555	$115
Energy Services	240	6	98
Midstream	3,374	2,195	1,524
Subtotal	4,228	2,756	1,737
Home Services and Other	1,476	590	397
Eliminations	(5,090)	(1,312)	(2,006)
Total	$614	$2,034	$128

(1)	Includes sales to Canada, which are immaterial.

(2)	The amortization of acquired wholesale energy contracts is excluded above and is included in gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.

(3)	Included in other income, net on the Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

(Thousands)
Fiscal Years Ended September 30,	2018	2017	2016
Interest expense, net of capitalized interest
Natural Gas Distribution	$25,299	$25,818	$19,930
Clean Energy Ventures	18,320	16,263	10,304
Energy Services	3,945	2,747	1,095
Midstream	1,667	960	287
Subtotal	49,231	45,788	31,616
Home Services and Other	7	410	252
Eliminations	(2,952)	(1,312)	(824)
Total	$46,286	$44,886	$31,044
Income tax (benefit) provision
Natural Gas Distribution	$(1,910)	$43,485	$34,951
Clean Energy Ventures	(79,932)	(31,161)	(26,592)
Energy Services	24,996	(4,015)	7,030
Midstream	(8,548)	5,820	6,130
Subtotal	(65,394)	14,129	21,519
Home Services and Other	11,944	3,857	1,387
Eliminations	(335)	357	624
Total	$(53,785)	$18,343	$23,530
Equity in earnings of affiliates
Midstream	$16,165	$17,797	$13,936
Eliminations	(3,157)	(3,984)	(4,421)
Total	$13,008	$13,813	$9,515
Net financial earnings (loss)
Natural Gas Distribution	$84,048	$86,930	$76,104
Clean Energy Ventures	75,849	24,873	28,393
Energy Services	60,378	18,554	21,934
Midstream	24,367	12,857	9,406
Subtotal	244,642	143,214	135,837
Home Services and Other	(3,829)	6,811	2,882
Eliminations	(327)	(633)	(634)
Total	$240,486	$149,392	$138,085
Capital expenditures
Natural Gas Distribution	$254,523	$176,249	$205,133
Clean Energy Ventures	123,421	149,400	149,063
Midstream	5,431	—	—
Subtotal	383,375	325,649	354,196
Home Services and Other	1,213	2,434	1,896
Total	$384,588	$328,083	$356,092
Investments in equity investees
Midstream	16,151	27,070	11,176
Total	$16,151	$27,070	$11,176

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company’s reporting segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

(Thousands)	2018	2017	2016
Consolidated net financial earnings	$240,486	$149,392	$138,085
Less:
Unrealized loss (gain) on derivative instruments and related transactions	26,770	(11,241)	46,883
Tax effect	(4,512)	4,062	(17,018)
Effects of economic hedging related to natural gas inventory	(22,570)	38,470	(36,816)
Tax effect	7,362	(13,964)	13,364
Consolidated net income	$233,436	$132,065	$131,672

The Company uses derivative instruments as economic hedges of purchases and sales of physical gas inventory. For GAAP purposes, these derivatives are recorded at fair value and related changes in fair value are included in reported earnings. Revenues and cost of gas related to physical gas flow are recognized when the gas is delivered to customers. Consequently, there is a mismatch in the timing of earnings recognition between the economic hedges and physical gas flows. Timing differences occur in two ways:

•	Unrealized gains and losses on derivatives are recognized in reported earnings in periods prior to physical gas inventory flows; and

•	Unrealized gains and losses of prior periods are reclassified as realized gains and losses when derivatives are settled in the same period as physical gas inventory movements occur.

NFE is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of gas, SRECs and foreign currency contracts. Consequently, to reconcile between net income and NFE, current-period unrealized gains and losses on the derivatives are excluded from NFE as a reconciling item. Additionally, realized derivative gains and losses are also included in current-period net income. However, NFE includes only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical gas flows. Included in the tax effects are current and deferred income tax expense corresponding with the non-GAAP measure. Also included in the tax effects during fiscal 2018, are the impacts of the Tax Act and resulting revaluation of the deferred income taxes that arose from derivative and hedging activity as measured under NFE. The revaluation caused the effective tax rate on reconciling items to differ from the statutory rate in effect for the year. The Company also calculates a quarterly tax adjustment based on an estimated annual effective tax rate for NFE purposes.

The Company’s assets for the various reporting segments and business operations are detailed below:

(Thousands)	2018	2017	2016
Assets at end of period:
Natural Gas Distribution	$2,663,054	$2,519,578	$2,517,401
Clean Energy Ventures (1)	865,018	771,340	665,696
Energy Services	396,852	398,277	327,626
Midstream	242,069	232,806	186,259
Subtotal	4,166,993	3,922,001	3,696,982
Home Services and Other	114,732	114,801	109,487
Intercompany assets (2)	(138,061)	(108,295)	(87,899)
Total	$4,143,664	$3,928,507	$3,718,570

(1)	Includes assets held for sale of $206.9 million for September 30, 2018.

(2)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of September 30, 2018, Energy Services has entered into transactions with Steckman Ridge for varying terms, all of which expire by October 31, 2020.

Demand fees, net of eliminations, associated with Steckman Ridge during the fiscal years ended September 30, are as follows:

(Thousands)	2018	2017	2016
Natural Gas Distribution	$5,730	$5,590	$5,562
Energy Services	2,775	2,750	2,789
Total	$8,505	$8,340	$8,351

The following table summarizes demand fees payable to Steckman Ridge as of September 30:

(Thousands)	2018	2017
Natural Gas Distribution	$775	$775
Energy Services	375	377
Total	$1,150	$1,152

NJNG and Energy Services have entered into various asset management agreements, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. NJNG retains the right to purchase market-priced gas or fixed-price storage gas from Energy Services. As of September 30, 2018, NJNG and Energy Services had four asset management agreements with expiration dates ranging from March 31, 2019 through October 31, 2021.

NJNG has entered into a 15-year transportation precedent agreement for committed capacity of 180,000 Dths per day with PennEast, to commence when in service.

16. ACQUISITION

On October 27, 2017, Adelphia, an indirect wholly owned subsidiary of NJR, entered into a Purchase and Sale Agreement with Talen pursuant to which Adelphia will acquire all of Talen’s membership interests in IEC for a base purchase price of $166 million. As additional consideration, Adelphia will pay Talen specified amounts of up to $23 million contingent upon the achievement of certain regulatory approvals and binding natural gas capacity commitments, which have not been received as of September 30, 2018. On November 7, 2017, the Company made an initial payment of $10 million towards the base purchase price, which is included in other noncurrent assets on the Consolidated Balance Sheets.

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

17. DISPOSITIONS

Energy Services

On February 28, 2018, NJR sold all of the issued and outstanding shares of capital stock of NJRRS, which was a component of the Energy Services segment. The Company received $9.5 million in cash and a natural gas swap contract with a fair value of $14.6 million, which was recorded in Derivatives, at fair value on the Consolidated Balance Sheets. The sale generated a pre-tax gain of $3.7 million, which was recognized as a reduction to O&M on the Consolidated Statements of Operations.

Clean Energy Ventures

On June 1, 2018, Clean Energy Ventures completed the sale of its membership interest in its 9.7 MW wind farm in Two Dot, Montana to NorthWestern Energy for a total purchase price of $18.5 million. The transaction generated a pre-tax gain of approximately $951,000, which is recognized as a reduction to O&M on the Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of financial data for each quarter of fiscal 2018 and 2017 follows. Due to the seasonal nature of the Company’s businesses, quarterly amounts vary significantly during the fiscal year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results of the interim periods.

	First	Second	Third	Fourth
(Thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2018
Operating revenues	$705,305	$1,019,043	$543,435	$647,326
Operating income (loss)	$75,245	$177,792	$(37,666)	$(19,295)
Net income (loss)	$123,699	$140,266	$(14,274)	$(16,255)
Earnings (loss) per share (1)
Basic	$1.42	$1.60	$(0.16)	$(0.18)
Diluted	$1.42	$1.59	$(0.16)	$(0.18)
2017
Operating revenues	$541,028	$733,546	$457,523	$536,520
Operating income (loss)	$41,475	$139,653	$17,967	$(32,051)
Net income (loss)	$34,929	$114,702	$18,957	$(36,523)
Earnings (loss) per share (1)
Basic	$0.41	$1.33	$0.22	$(0.42)
Diluted	$0.40	$1.32	$0.22	$(0.42)

(1)	The sum of quarterly amounts may not equal the annual amounts due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

New Jersey Resources Corporation
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, including information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee Financial Expert, compliance with Section 16(a) of the Exchange Act and shareowner proposals, is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Shareowners, which will be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2018. The information regarding executive officers is included in this report as Item 4A under the caption Executive Officers of the Company and incorporated herein by reference.

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

New Jersey Resources Corporation
Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

All Financial Statements of the Registrant are filed as part of this report and included in Item 8 of Part II of this Form 10-K.

(a) 2. Financial Statement Schedules-See Index to Financial Statement Schedules in Item 8.

(a) 3. Exhibits-See Exhibit Index on page	132.

New Jersey Resources Corporation
Part IV

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II - Valuation and qualifying accounts and reserves for each of the three years in the period ended September 30, 2018	131

Schedules other than those listed above are omitted because they are either not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

New Jersey Resources Corporation
Part IV

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2018, 2017 and 2016

(Thousands)		ADDITIONS
CLASSIFICATION	BEGINNING BALANCE	CHARGED TO EXPENSE	OTHER (1)	ENDING BALANCE
2018
Allowance for doubtful accounts	$5,181	2,579	(2,056)	$5,704
2017
Allowance for doubtful accounts	$4,865	2,023	(1,707)	$5,181
2016
Allowance for doubtful accounts	$5,189	1,616	(1,940)	$4,865

(1)	Uncollectible accounts written off, less recoveries and adjustments.

New Jersey Resources Corporation
Part IV

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

3.2	Bylaws of New Jersey Resources Corporation, as amended through July 10, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed on July 16, 2018)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended September 30, 2013, as filed on November 25, 2013)

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

4.8
Loan Agreement between New Jersey Economic Development Authority and New Jersey Natural Gas Company, dated as of August 1, 2011 (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended September 30, 2011, as filed on November 23, 2011)

4.9
Continuing Covenant Agreement between NJNG and Wells Fargo Municipal Strategies, LLC, dated September 24, 2014 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K, as filed on September 30, 2014)

4.10
$50,000,000 Note Purchase Agreement, dated as of February 8, 2013, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q, as filed on May 3, 2013)

4.11
$150,000,000 Note Purchase Agreement, dated as of February 12, 2015, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on February 17, 2015)

4.12
Note Purchase Agreement, dated as of March 22, 2016, among New Jersey Resources Corporation and each of the Purchasers listed in Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on March 25, 2016)

4.13
$125,000,000 Note Purchase Agreement, dated as of June 21, 2016, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 22, 2016)

4.15
$125,000,000 Note Purchase Agreement, dated as of May 11, 2018, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on May 11, 2018)

4.16
Third Supplemental Indenture, dated as of May 1, 2018, by and between New Jersey Natural Gas Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on May 11, 2018)

4.17
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

10.5*	Summary of Company’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on November 19, 2018)

10.6*
The Company’s 2007 Stock Award and Incentive Plan (as amended and restated January 1, 2009) (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

10.7*	2007 Stock Award and Incentive Plan Form of Performance Share Units Agreement (TSR) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, as filed on February 8, 2017)

10.8*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, as filed on February 8, 2018)

10.9*	2007 Stock Award and Incentive Plan Form of Performance Share Units Agreement (NFE) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, as filed on February 8, 2017)

10.10*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, as filed on February 8, 2018)

10.11*
2007 Stock Award and Incentive Plan Form of Performance-Based Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, as filed on February 8, 2017)

10.12*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Based Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q, as filed on February 8, 2018)

10.13*	Form of Amendment of Deferred Stock Retention Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on August 3, 2016)

10.14*	2007 Stock Award and Incentive Plan Form of Deferred Stock Retention Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, as filed on February 8, 2017)

10.15*	New Jersey Resources Corporation Deferred Stock Retention Award Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, as filed on February 8, 2018)

10.16*	2007 Stock Award and Incentive Plan Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, as filed on February 8, 2017)

10.17*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, as filed on February 8, 2018)

10.18*	The Company’s 2017 Stock Award and Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement for the 2017 Annual Meeting as filed on December 15, 2016)

10.19*
New Jersey Resources Corporation Savings Equalization Plan (as amended and restated as of January 1, 2017) (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K as filed on November 21, 2017)

10.20*	New Jersey Resources Corporation Pension Equalization Plan (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.21*	New Jersey Resources Corporation Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.22*	New Jersey Resources Corporation Officers’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

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

10.24(a)*+	Schedule of Employee Continuation Agreements

10.25	Limited Liability Company Agreement of Steckman Ridge GP, LLC, dated as of March 2, 2007 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

10.26	Limited Partnership Agreement of Steckman Ridge, LP dated as of March 2, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.27
First Amendment to Amended and Restated Credit Agreement, dated as of June 25, 2018, by and among New Jersey Resources Corporation and the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, in its capacity as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on June 26, 2018)

10.28
First Amendment to Amended and Restated Credit Agreement, dated as of July 17, 2018, by and among New Jersey Resources Corporation and the guarantors party thereto, the lenders party thereto and U.S. Bank National Association, in its capacity as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on July 19, 2018)

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

99.1	Form of Letter to Shareowners Regarding Transfer Agent Change August 17, 2018 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, as filed on August 17, 2018)

101+	Interactive Data File {Annual Report on Form 10-K, for the fiscal year ended September 30, 2018, furnished in XBRL (eXtensible Business Reporting Language)}
________________________________

+	Filed herewith.

*	Denotes compensatory plans or arrangements or management contracts.

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

NEW JERSEY RESOURCES CORPORATION
(Registrant)

Date:	November 20, 2018	By:/s/ Patrick Migliaccio
Patrick Migliaccio
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

November 20, 2018	/s/ Laurence M. Downes	November 20, 2018	/s/ Patrick J. Migliaccio
	Laurence M. Downes Chairman and Chief Executive Officer Director (Principal Executive Officer)		Patrick J. Migliaccio Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 20, 2018	/s/ Maureen A. Borkowski	November 20, 2018	/s/ J. Terry Strange
	Maureen A. Borkowski Director		J. Terry Strange Director

November 20, 2018	/s/ Donald L. Correll	November 20, 2018	/s/ Sharon C. Taylor
	Donald L. Correll Director		Sharon C. Taylor Director

November 20, 2018	/s/ Robert B. Evans	November 20, 2018	/s/ David A. Trice
	Robert B. Evans Director		David A. Trice Director

November 20, 2018	/s/ M. William Howard, Jr.	November 20, 2018	/s/ Stephen D. Westhoven
	M. William Howard, Jr. Director		Stephen D. Westhoven President and Chief Operating Officer Director

November 20, 2018	/s/ Jane M. Kenny	November 20, 2018	/s/ George R. Zoffinger
	Jane M. Kenny Director		George R. Zoffinger Director

November 20, 2018	/s/ Thomas C. O’Connor
Thomas C. O’Connor Director