Form 10-Q
period 2018-12-31
NEW JERSEY RESOURCES CORP
filed 2019-02-06
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018
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
Yes: ☒            No: ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of February 1, 2019 was 88,772,393.

New Jersey Resources Corporation

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS

Adelphia	Adelphia Gateway, LLC
AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CIP	Conservation Incentive Program
CME	Chicago Mercantile Exchange
CR&R	Commercial Realty & Resources Corp.
Dominion	Dominion Energy, Inc.
DM	Dominion Energy Midstream Partners, L.P., a master limited partnership
DM Common Units	Common units representing limited partnership interests in DM
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
Dths	Dekatherms
EE	Energy Efficiency
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Financial margin
A non-GAAP financial measure, which represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes any accounting impact from the change in the fair value of certain derivative instruments

Fitch	Fitch Ratings Company
FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles of the United States
Home Services and Other	Home Services and Other Operations
ICE	Intercontinental Exchange
IEC	Interstate Energy Company, LLC
Iroquois	Iroquois Gas Transmission L.P.
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
MGP	Manufactured Gas Plant
MLP	Master Limited Partnership
Moody's	Moody's Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
NFE	Net Financial Earnings
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	NJNG's $250 million unsecured committed credit facility expiring in December 2023
NJR Credit Facility	NJR's $425 million unsecured committed credit facility expiring in December 2023

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

NJR or The Company	New Jersey Resources Corporation
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
O&M	Operation and Maintenance
OPEB	Other Postemployment Benefit Plans
PennEast	PennEast Pipeline Company, LLC
PPA	Power Purchase Agreement
PTC	Federal Production Tax Credit
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
S&P	Standard & Poor's Financial Services, LLC
SAFE	Safety Acceleration and Facility Enhancement
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
SREC	Solar Renewable Energy Certificate
SRL	Southern Reliability Link
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Talen	Talen Energy Marketing, LLC
Tetco	Texas Eastern Transmission
The Exchange Act	The Securities Exchange Act of 1934, as amended
The Tax Act	An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017
Trustee	U.S. Bank National Association
U.S.	The United States of America
USF	Universal Service Fund

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

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs and SRECs, future rate case proceedings, completion of infrastructure projects, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2019 and thereafter include many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as well as the following:

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

•	commercial and wholesale credit risks, including the availability of creditworthy customers and counterparties, and liquidity in the wholesale energy trading market;

•	accounting effects and other risks associated with hedging activities and use of derivatives contracts;

•	our ability to optimize our physical assets;

•	weather and economic conditions;

•	changes to tax laws and regulations;

•	any potential need to record a valuation allowance for our deferred tax assets;

•	our ability to comply with debt covenants;

•	demographic changes in our service territory and their effect on our customer growth;

•	the impact of natural disasters, terrorist activities and other extreme events on our operations and customers;

•	the costs of compliance with present and future environmental laws, including potential climate change-related legislation;

•	environmental-related and other uncertainties related to litigation or administrative proceedings;

•	risks related to our employee workforce;

•	risks associated with the management of our joint ventures and partnerships; and

•	risks associated with our investment in equity securities.

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	December 31,
(Thousands, except per share data)	2018	2017
OPERATING REVENUES
Utility	$199,965	$209,787
Nonutility	611,802	495,518
Total operating revenues	811,767	705,305
OPERATING EXPENSES
Gas purchases:
Utility	87,649	77,602
Nonutility	535,383	445,084
Related parties	2,185	2,149
Operation and maintenance	60,102	54,160
Regulatory rider expenses	12,632	11,769
Depreciation and amortization	21,832	21,854
Energy and other taxes	3,241	16,491
Total operating expenses	723,024	629,109
OPERATING INCOME	88,743	76,196
Other income, net	869	5,976
Interest expense, net of capitalized interest	13,486	11,905
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	76,126	70,267
Income tax benefit	(6,961)	(50,168)
Equity in earnings of affiliates	3,161	3,264
NET INCOME	$86,248	$123,699

EARNINGS PER COMMON SHARE
Basic	$0.97	$1.42
Diluted	$0.97	$1.42
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	88,547	86,996
Diluted	88,946	87,347

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2018	2017
Net income	$86,248	$123,699
Other comprehensive income (loss), net of tax
Unrealized loss on investments in equity securities, net of tax of $0 and $851, respectively	—	(2,290)
Reclassifications of losses to net income on investments in equity securities, net of tax of $0 and $2,178, respectively	—	(3,154)
Adjustment to postemployment benefit obligation, net of tax of $(96) and $(136), respectively	234	240
Other comprehensive income (loss)	$234	$(5,204)
Comprehensive income	$86,482	$118,495

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2018	2017
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income	$86,248	$123,699
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) loss on derivative instruments	(10,932)	34,855
Realized and unrealized gain on investments in equity securities	(257)	(5,332)
Depreciation and amortization	21,832	21,854
Amortization of acquired wholesale energy contracts	370	3,391
Allowance for equity used during construction	(1,751)	(852)
Allowance for doubtful accounts	643	471
Deferred income taxes	(8,733)	13,451
Deferred income tax benefit due to the Tax Act	—	(57,565)
Manufactured gas plant remediation costs	(2,593)	(5,147)
Equity in earnings, net of distributions received from equity investees	(830)	(257)
Cost of removal - asset retirement obligations	(65)	(332)
Contributions to postemployment benefit plans	(1,666)	(1,467)
Tax benefit from stock-based compensation	1,279	2,831
Changes in:
Components of working capital	(206,728)	(189,528)
Other noncurrent assets	9,710	31,038
Other noncurrent liabilities	8,718	5,388
Cash flows used in operating activities	(104,755)	(23,502)
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(51,359)	(34,638)
Solar equipment	(32,126)	(18,387)
Midstream and other	(2,420)	(1,313)
Cost of removal	(8,396)	(12,752)
Distribution from equity investees in excess of equity in earnings	619	793
Investments in equity investees	—	(7,202)
Cash paid related to acquisition	—	(10,000)
Proceeds from sale of investments in equity securities, net	—	6,616
Cash flows used in investing activities	(93,682)	(76,883)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt	(4,723)	(1,690)
Proceeds from short-term debt, net	219,750	107,200
Proceeds from sale-leaseback transaction	9,895	7,820
Payments of common stock dividends	(25,812)	(23,607)
Proceeds from waiver discount issuance of common stock	7,964	22,690
Proceeds from issuance of common stock	3,749	3,846
Tax withholding payments related to net settled stock compensation	(6,087)	(13,319)
Cash flows from financing activities	204,736	102,940
Change in cash, cash equivalents and restricted cash	6,299	2,555
Cash, cash equivalents and restricted cash at beginning of period	1,710	2,469
Cash, cash equivalents and restricted cash at end of period	$8,009	$5,024
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(161,039)	$(192,253)
Inventories	(58,061)	(2,561)
Recovery of gas costs	(1,142)	17,102
Gas purchases payable	58,663	43,284
Prepaid and accrued taxes	17,027	(12,418)
Accounts payable and other	(47,498)	(25,527)
Restricted broker margin accounts	(9,963)	(21,694)
Customers' credit balances and deposits	2,304	6,093
Other current assets	(7,019)	(1,554)
Total	$(206,728)	$(189,528)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid (received) for:
Interest (net of amounts capitalized)	$16,002	$9,758
Income taxes	$130	$(191)
Accrued capital expenditures	$19,791	$26,034

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	December 31, 2018	September 30, 2018
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$2,400,903	$2,368,914
Construction work in progress	210,543	192,481
Nonutility plant and equipment, at cost	749,700	697,406
Construction work in progress	19,391	45,690
Total property, plant and equipment	3,380,537	3,304,491
Accumulated depreciation and amortization, utility plant	(539,905)	(530,753)
Accumulated depreciation and amortization, nonutility plant and equipment	(130,560)	(122,689)
Property, plant and equipment, net	2,710,072	2,651,049
CURRENT ASSETS
Cash and cash equivalents	7,694	1,458
Customer accounts receivable
Billed	318,108	205,490
Unbilled revenues	55,155	7,199
Allowance for doubtful accounts	(5,882)	(5,704)
Regulatory assets	18,509	18,297
Gas in storage, at average cost	241,389	184,633
Materials and supplies, at average cost	15,215	13,910
Prepaid and accrued taxes	10,588	23,047
Derivatives, at fair value	55,358	27,396
Restricted broker margin accounts	85,784	53,719
Assets held for sale	207,737	206,905
Other	40,254	33,730
Total current assets	1,049,909	770,080
NONCURRENT ASSETS
Investments in equity method investees	192,188	190,866
Regulatory assets	370,024	368,592
Derivatives, at fair value	6,085	10,560
Investments in equity securities	33,174	32,917
Intangible assets, net	23,007	23,375
Other noncurrent assets	92,863	96,225
Total noncurrent assets	717,341	722,535
Total assets	$4,477,322	$4,143,664

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands, except share data)	December 31, 2018	September 30, 2018
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding December 31, 2018 — 88,680,174; September 30, 2018 — 88,292,956	$226,539	$226,196
Premium on common stock	278,286	274,748
Accumulated other comprehensive loss, net of tax	(15,822)	(12,610)
Treasury stock at cost and other; shares December 31, 2018 — 1,935,229; September 30, 2018 — 2,185,013	(65,060)	(76,473)
Retained earnings	1,073,107	1,007,117
Common stock equity	1,497,050	1,418,978
Long-term debt	1,184,801	1,180,619
Total capitalization	2,681,851	2,599,597
CURRENT LIABILITIES
Current maturities of long-term debt	124,806	123,545
Short-term debt	371,700	151,950
Gas purchases payable	269,966	211,303
Gas purchases payable to related parties	1,150	1,150
Accounts payable and other	75,119	135,240
Dividends payable	25,938	25,824
Accrued taxes	6,137	1,568
Regulatory liabilities	12,822	8,185
New Jersey Clean Energy Program	12,359	14,052
Derivatives, at fair value	65,114	46,652
Liabilities held for sale	4,182	4,182
Customers' credit balances and deposits	29,629	27,325
Total current liabilities	998,922	750,976
NONCURRENT LIABILITIES
Deferred income taxes	233,099	242,436
Deferred investment tax credits	3,895	3,976
Deferred gain	2,144	9,104
Derivatives, at fair value	36,825	22,982
Manufactured gas plant remediation	129,556	130,800
Postemployment employee benefit liability	141,499	137,007
Regulatory liabilities	210,580	209,139
Asset retirement obligation	29,329	28,688
Other	9,622	8,959
Total noncurrent liabilities	796,549	793,091
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$4,477,322	$4,143,664

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and operates certain unregulated businesses primarily through the following:

New Jersey Natural Gas Company provides natural gas utility service to approximately 543,800 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

NJR Clean Energy Ventures Corporation, the Company's clean energy subsidiary, comprises the Clean Energy Ventures segment and consists of the Company's capital investments in commercial and residential solar projects located throughout New Jersey and onshore wind investments in Iowa, Kansas, Wyoming and Pennsylvania.

NJR Energy Services Company comprises the Energy Services segment. Energy Services maintains and transacts around a portfolio of natural gas storage and transportation capacity contracts and provides physical wholesale energy, retail energy and energy management services in the U.S. and Canada.

NJR Midstream Holdings Corporation, which comprises the Midstream segment, invests in energy-related ventures through its subsidiaries, NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined ownership interest in Steckman Ridge, located in Pennsylvania; NJNR Pipeline, which held our DM Common Units; and NJR Pipeline Company, which includes Adelphia Gateway, LLC and the Company's 20 percent ownership interest in PennEast. See Note 7. Investments in Equity Investees for more information.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by NJR in accordance with the rules and regulations of the SEC and GAAP. The September 30, 2018 Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in NJR's 2018 Annual Report on Form 10-K.

The Unaudited Condensed Consolidated Financial Statements include the accounts of NJR and its subsidiaries. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the results of the interim periods presented. These adjustments are of a normal and recurring nature. Because of the seasonal nature of NJR's utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ending September 30, 2019. Intercompany transactions and accounts have been eliminated.

Sales Tax Accounting

As a result of the adoption of ASC 606, Revenue from Contracts with Customers, as of October 1, 2018, the Company elected the practical expedient to exclude from the transaction price all sales taxes that are assessed by a governmental authority and therefore presents sales tax on a net basis in operating revenues on the Unaudited Condensed Consolidated Statements of Operations. Previously, sales tax was presented in both operating revenues and operating expenses on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gas in Storage

The following table summarizes gas in storage, at average cost by segment as of:

	December 31, 2018		September 30, 2018
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
Energy Services	$148,746	38.4	$90,166	34.1
Natural Gas Distribution	92,643	20.8	94,467	24.9
Total	$241,389	59.2	$184,633	59.0

Investments in Equity Securities

Investments in equity securities are carried at fair value on the Unaudited Condensed Consolidated Balance Sheets. For the fiscal year ended September 30, 2018, total unrealized gains and losses associated with equity securities were included as a part of accumulated other comprehensive income, a component of common stock equity, and reclassifications of realized gains or losses out of other comprehensive income into earnings were recorded in other income, net on the Unaudited Condensed Consolidated Statements of Operations, based on average cost. On October 1, 2018, the Company adopted ASU No. 2016-01, an amendment to ASC 825, Financial Instruments. As a result, unrealized gains and losses are recorded in other income, net on the Unaudited Condensed Consolidated Statements of Operations, based on average cost. As of September 30, 2018, the Company's investments in equity securities had a fair value of $32.9 million, and total unrealized gains were $4.7 million, $3.4 million, net of deferred income tax expense. These amounts were reclassified from accumulated other comprehensive income to retained earnings upon adoption of ASU No. 2016-01. As a result, unrealized gains and losses are recorded in other income, net on the Unaudited Condensed Consolidated Statements of Operations, based on average cost.

As of December 31, 2018, the Company's equity securities were comprised of its investment in DM Common Units which had a fair value of $33.2 million. During the three months ended December 31, 2018, total unrealized gains of $257,000 were recognized in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

On November 26, 2018, Dominion and DM executed an agreement and plan of merger. This merger was finalized on January 28, 2019. Outstanding DM Common Units held immediately before the closing of the merger were converted into 0.2492 shares of Dominion common stock. This resulted in the conversion of the Company's 1.84 million DM Common Units into approximately 458,000 Dominion shares.

During the three months ended December 31, 2017, NJR sold shares of its equity securities in an energy company and received proceeds of approximately $6.6 million and recognized a pre-tax gain of $5.3 million. There were no sales of equity securities during the three months ended December 31, 2018.

Customer Accounts Receivable

Customer accounts receivable include outstanding billings from the following subsidiaries as of:

(Thousands)	December 31, 2018		September 30, 2018
Energy Services	$237,790	75%	$157,936	77%
Natural Gas Distribution (1)	73,748	23	39,151	19
Clean Energy Ventures	3,574	1	3,330	2
Home Services and Other Operations	2,996	1	5,073	2
Total	$318,108	100%	$205,490	100%

(1)	Does not include unbilled revenues of $55.2 million and $7.2 million as of December 31, 2018 and September 30, 2018, respectively.

Loans Receivable

NJNG currently provides loans, with terms ranging from three to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Unaudited Condensed Consolidated Balance Sheets. The Company recorded $10.8 million and $10.4 million

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in other current assets and $39.4 million and $39.5 million in other noncurrent assets as of December 31, 2018 and September 30, 2018, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of December 31, 2018 and September 30, 2018, the Company has not recorded an allowance for doubtful accounts for SAVEGREEN loans.

Assets Held for Sale

The wind assets classified as held for sale are measured at the lower of their carrying value or fair value less cost to sell. On November 21, 2018, Clean Energy Ventures entered into a Membership Interest Purchase Agreement with a subsidiary of Skyline Renewables LLC to sell its remaining wind assets. The Company submitted a joint filing for authorization with the FERC, which was approved on December 31, 2018. The transaction is expected to close in the second quarter of fiscal 2019.

The major classes of assets and liabilities included within the disposal group as held for sale are as follows:

(Thousands)	September 30, 2018	Assets reclassified as held for sale	Assets Sold	Other adjustments	December 31, 2018
Assets held for sale:
Nonutility plant and equipment - wind equipment, at cost	$224,356	$—	$—	$—	$224,356
Nonutility plant and equipment - accumulated depreciation, wind equipment	(18,501)	—	—	—	(18,501)
Prepaid and other current assets	789	1,535	—	(703)	1,621
Other noncurrent assets	261	—	—	—	261
	$206,905	$1,535	$—	$(703)	$207,737
Liabilities held for sale:
Accounts payable and other (1)	$186	$—	$—	$—	$186
Asset retirement obligation	3,996	—	—	—	3,996
	$4,182	$—	$—	$—	$4,182

(1)	Transaction fee owed to broker for the sale of Two Dot wind farm.

Reclassification

Certain prior period amounts related to the deferred income tax benefit due to the Tax Act and restricted cash on the Unaudited Condensed Consolidated Statements of Cash Flows and compensation costs on the Unaudited Condensed Consolidated Statements of Operations were reclassified to conform to the current period presentation due to the adoption of various ASUs listed below.

Recently Adopted Updates to the Accounting Standards Codification

Revenue

In May 2014, the FASB issued ASU No. 2014-09, and added ASC 606, Revenue from Contracts with Customers, to the ASC. ASC 606 supersedes ASC 605, Revenue Recognition, as well as most industry-specific guidance, and prescribes a single, comprehensive revenue recognition model designed to improve financial reporting comparability across entities, industries, jurisdictions and capital markets. The Company adopted the new guidance in the first quarter of fiscal 2019 and applied the new provisions on a modified retrospective basis.

The Company recorded a cumulative-effect adjustment of $3.8 million, $2.7 million net of deferred income taxes, to retained earnings at Home Services and Other. As of October 1, 2018, NJRHS recognizes contract revenue on a straight line basis over the term of the contract. Previously, contract revenue was recognized over the term of the service contract based on expected demand for services. Revenue for the three months ended December 31, 2018 for Home Services and Other after adopting ASC 606 was $12.5 million, as opposed to $10.1 million under ASC 605, representing a $2.4 million increase in revenue recognition. The Company elected the practical expedient to exclude from the transaction price all sales taxes that are assessed by a governmental authority and therefore presents sales tax on a net basis in operating revenues on the Unaudited Condensed Consolidated Statements of Operations. Operating revenue for the Company would have included $14.4 million related to sales tax for the three months ended December 31, 2018. There was no additional impact on the Company’s financial position, results of operations or cash flows.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company concluded that its tariff-based sales of natural gas are within the scope of the new guidance and the adoption did not result in any modification to the pattern of revenue recognition from such sales. Revenues from derivative instruments, such as those related to the Company’s SREC sales and natural gas purchases and sales will continue to be accounted for under ASC 815 and thus are outside the scope of ASC 606. Additionally, NJNG revenues generated by the CIP have been determined to be alternative revenue programs under ASC 980 and are also outside the scope of ASC 606, as they are deemed to be a contract with the BPU. The Company also evaluated its renewable asset PPA arrangements and determined that no modification to the pattern of revenue recognition of the related electricity, capacity and REC sales was necessary. Revenues from RECs sold as part of a bundled arrangement continue to be recognized in the same period as the related generation.

Based on the completion of the Company’s evaluation and assessment of its revenue streams, the Company concluded that the new guidance did not have a material impact on its financial position, results of operations or cash flows. ASC 606 requires expanded disclosures, including the disclosure of performance obligations, disaggregated revenues and contract balances, which is included in Note 3. Revenue.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, an amendment to ASC 230, Statement of Cash Flows, which addresses eight specific cash flow issues for which there has been diversity in practice. The Company adopted this guidance in the first quarter of fiscal 2019 and applied the new provisions on a retrospective basis, which did not impact its statement of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, an amendment to ASC 230, Statement of Cash Flows, which requires that any amounts that are deemed to be restricted cash or restricted cash-equivalents be included in cash and cash-equivalent balances on the cash flow statement and, therefore, transfers between cash and restricted cash accounts will no longer be recognized within the statement of cash flows. The Company adopted this guidance in the first quarter of fiscal 2019 and applied the new provisions on a retrospective basis, which did not materially impact its statement of cash flows.

Accordingly, the following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	December 31, 2018	September 30, 2018	December 31, 2017	September 30, 2017
Balance Sheet
Cash and cash equivalents	$7,694	$1,458	$4,738	$2,226
Restricted cash in other noncurrent assets	315	252	286	243
Statements of Cash Flow
Cash, cash equivalents and restricted cash in the statement of cash flows	$8,009	$1,710	$5,024	$2,469

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, an amendment to ASC 825, Financial Instruments, to address certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The standard affects investments in equity securities that do not result in consolidation and are not accounted for under the equity method and the presentation of certain fair value changes for financial liabilities measured at fair value. It also simplifies the impairment assessment of equity investments without a readily determinable fair value by requiring a qualitative assessment. The Company adopted this guidance in the first quarter of fiscal 2019 and applied the new provisions on a modified retrospective basis which resulted in the reclassification of $4.7 million, $3.4 million net of deferred income tax expense, to the opening balance of retained earnings from accumulated other comprehensive income related to investments in equity securities. Subsequent changes to the fair value of the Company’s investments in equity securities are recorded in other income, net in the Unaudited Condensed Consolidated Statement of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, an amendment to ASC 805, Business Combinations, clarifying the definition of a business in the ASC, which is intended to reduce the complexity surrounding the assessment of a transaction as an asset acquisition or business combination. The amendment provides an initial fair value screen to reduce the number of transactions that would fit the definition of a business, and when the screen threshold is not met, provides an updated model that further clarifies the characteristics of a business. The Company adopted this guidance in the first quarter of fiscal 2019 and the new provisions will be applied on a prospective basis. The amendment could potentially have material impacts on future transactions that the Company may enter into by altering the Company’s conclusion on the accounting framework that is applied to acquisitions.

Gains and Losses from the Derecognition of Nonfinancial Assets

In February 2017, the FASB issued ASU No. 2017-05, an amendment to ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which clarifies the scope and accounting related to the derecognition of nonfinancial assets, including partial sales and contributions of nonfinancial assets to a joint venture or other non-controlled investee. The Company adopted this guidance in the first quarter of 2019, concurrently with ASC 606, and applied the new provisions on a modified retrospective basis through a cumulative effect adjustment of $6.8 million, $5 million net of deferred income tax expense, to the opening balance of retained earnings related to a transfer of a nonfinancial asset that was previously recorded as a deferred gain on the Unaudited Condensed Consolidated Balance Sheets.

Compensation - Retirement Benefits

In March 2017, the FASB issued ASU No. 2017-07, an amendment to ASC 715, Compensation - Retirement Benefits, which changes the presentation of net periodic benefit cost on the income statement by requiring companies to present all components of net periodic benefit cost, other than service cost, outside a subtotal of income from operations. The amendment also states that only the service cost component of net periodic benefits costs is eligible for capitalization, when applicable. The amendment establishes a practical expedient that permits entities to use their previously disclosed service and other costs in their pension and other postretirement benefit plan footnotes in the prior comparative periods as the estimation basis when applying the retrospective presentation of these costs in the income statement. The Company adopted this guidance in the first quarter of 2019, and applied the new provisions on a retrospective basis for income statement presentation, and is applying the new provisions on a prospective basis for changes to capitalization of costs.

Accordingly, the following amounts on the Unaudited Condensed Consolidated Statement of Operations for the three months ended December 31, 2017, have been adjusted:

(Thousands)	As Previously Reported	Effect of Change	As Adjusted
Statements of Operations
Operation and maintenance	$55,111	$(951)	$54,160
Total operating expenses	$630,060	$(951)	$629,109
Operating income	$75,245	$951	$76,196
Other income (expense), net	$6,927	$(951)	$5,976

The changes related to the costs that will be eligible for capitalization will not have a material impact on the Company's financial position, results of operations or cash flows upon adoption. There was no additional impact to the Company's financial position, results of operations or cash flows.

Stock Compensation

In May 2017, the FASB issued ASU No. 2017-09, an amendment to ASC 718, Compensation - Stock Compensation, which clarifies the accounting for changes to the terms or conditions of share-based payments. The Company adopted this guidance in the first quarter of fiscal 2019, and will apply the new provisions prospectively to awards modified on or after October 1, 2018. There was no impact to the Company's financial position, results of operations or cash flows upon adoption.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Recent Updates to the Accounting Standards Codification

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

In January 2018, the FASB issued ASU No. 2018-01, a further amendment to ASC 842, Leases, which was introduced by ASU No. 2016-02, as discussed above. This update provides an optional practical expedient that allows companies to not evaluate existing or expired land easements that were not previously accounted for under Topic 840 as leases. The Company expects to elect this practical expedient upon adoption. The guidance is effective for the Company beginning October 1, 2019.

In July 2018, the FASB issued ASU No. 2018-11, which provides an optional transition method to ASC 842 that allows the Company to recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. At this time, the Company does not plan to early adopt the new guidance and expects to transition on a modified retrospective basis.

The Company is currently in the process of reviewing its contracts to identify all of its leases and evaluating its lease population. The Company’s operating leases primarily consist of office and land leases related to solar and wind assets. While the Company is currently evaluating the full impact of the standard and its related updates, it expects to recognize right-of-use assets and liabilities arising from current operating leases on its statement of financial position upon adoption, however, these amounts are not reasonably estimable at this time. The Company does not expect the amendments to the standard to have any impact on its results of operations or cash flows.

Financial Instruments

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

In October 2018, the FASB issued ASU No. 2018-16, an amendment to ASC 815, Derivatives and Hedging, which permits the use of the Overnight Swap Index rate based on the Secured Overnight Financing Rate as an additional acceptable U.S. benchmark interest rate for hedge accounting purposes. The guidance is effective for the Company beginning October 1, 2019, with early adoption permitted. The Company does not currently apply hedge accounting to any of its risk management activities and thus does not expect the amendments to have any impact on its financial position, results of operations and cash flows upon adoption.

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

Compensation - Retirement Benefits

In August 2018, the FASB issued ASU No. 2018-14, an amendment to ASC 715, Compensation - Retirement Benefits, which removes disclosures that no longer are considered cost-beneficial, clarifies the specific requirements of certain disclosures and adds new disclosure requirements identified as relevant. The guidance is effective for the Company beginning October 1, 2021, with early adoption permitted. Upon adoption, the amendments will be applied on a retrospective basis. The Company is continuing to evaluate the amendment to fully understand the impact on the Company's disclosures upon adoption.

Intangibles

In August 2018, the FASB issued ASU No. 2018-15, an amendment to ASC 350, Intangibles - Goodwill and Other, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance is effective for the Company beginning October 1, 2020, with early adoption permitted. Upon adoption, the amendment can be applied either on a prospective or retrospective basis. The Company is currently evaluating the amendments to understand the impact on its financial position, results of operations, cash flows and disclosures upon adoption.

3. REVENUE

Revenue is recognized when a performance obligation is satisfied by transferring control of a product or service to a customer. Revenue is measured based on consideration specified in a contract with a customer using the output method of progress. The Company elected to apply the invoice practical expedient for recognizing revenue, whereby the amounts invoiced to customers represent the value to the customer and the Company’s performance completion as of the invoice date. Therefore we do not disclose related unsatisfied performance obligations. The Company also elected the practical expedient to exclude from the transaction price all sales taxes that are assessed by a governmental authority and therefore presents sales tax net in operating revenues on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below is a listing of performance obligations that arise from contracts with customers, along with details on the satisfaction of each performance obligation, the significant payment terms and the nature of the goods and services being transferred, by reporting segment and other business operations:

Revenue Recognized Over Time:
Segment	Performance Obligation	Description
Natural Gas Distribution	Natural gas utility sales
NJNG's performance obligation is to provide natural gas to residential, commercial and industrial customers as demanded, based on regulated tariff rates, which are established by the BPU. Revenues from the sale of natural gas are recognized in the period that gas is delivered and consumed by customers, including an estimate for quantities consumed but not billed during the period. Payment is due each month for the previous month's deliveries. Natural gas sales to individual customers are based on meter readings, which are performed on a systematic basis throughout the billing period. The unbilled revenue estimates are based on estimated customer usage by customer type, weather effects and the most current tariff rates. NJNG is entitled to be compensated for performance completed until service is terminated.

Customers may elect to purchase the natural gas commodity from NJNG or may contract separately to purchase natural gas directly from third-party suppliers. As NJNG is acting as an agent on behalf of the third party supplier, revenue is recorded for the delivery of natural gas to the customer.

Clean Energy Ventures	Commercial solar and wind electricity
Clean Energy Ventures operates wholly-owned solar and wind projects that recognize revenue as electricity is generated and transferred to the customer. The performance obligation is to provide electricity to the customer in accordance with contract terms or the interconnection agreement and is satisfied upon transfer of electricity generated.

Revenue is recognized as invoiced and the payment is due each month for the previous month's services.

Clean Energy Ventures	Residential solar electricity
Clean Energy Ventures provides access to residential rooftop and ground-mount solar equipment to customers who then pay the Company a monthly fee. The performance obligation is to provide electricity to the customer based on generation from the underlying residential solar asset and is satisfied upon transfer of electricity generated.

Revenue is derived from the contract terms and is recognized as invoiced, with the payment due each month for the previous month's services.

Energy Services	Wholesale natural gas services
The performance obligation of Energy Services is to provide the customer transportation, storage and asset management services on an as needed basis. Energy Services generates revenue through management fees, demand charges, reservation fees and transportation charges centered around the buying and selling of the natural gas commodity, representing one series of distinct performance obligations.

Revenue is recognized based upon the underlying natural gas quantities physically delivered and the customer obtaining control. Energy Services invoices customers on a monthly basis in line with the terms of the contract and based on the services provided. Payment is due each month for the previous month's invoiced services.

Home Services and Other	Service contracts
Home Services enters into service contracts with homeowners to provide maintenance and replacement services of applicable heating, cooling or ventilation equipment. All services provided relate to a distinct performance obligation which is to provide services for the specific equipment over the term of the contract.

Revenue is recognized on a straight line basis over the term of the contract and payment is due upon receipt of the invoice.

Revenue Recognized at a Point in Time:
Home Services and Other	Installations
Home Services installs appliances, including but not limited to, furnaces, air conditioning units, boilers and generators to customers. The distinct performance obligation is the installation of the contracted appliance, which is satisfied at the point in time the item is installed.

The transaction price for each installation differs accordingly. Revenue is recognition at a point in time upon completion of the installation, which is when the customer is billed.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the three months ended December 31, 2018 is as follows:

	Regulated	Unregulated
(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Home Services and Other	Total
Natural gas utility sales	$194,983	—	—	—	$194,983
Wholesale natural gas services	—	—	10,080	—	10,080
Service contracts	—	—	—	7,796	7,796
Installations and maintenance	—	—	—	4,694	4,694
Electricity sales	—	7,141	—	—	7,141
Eliminations(1)	—	—	—	(545)	(545)
Revenues from contracts with customers	194,983	7,141	10,080	11,945	224,149
Alternative revenue programs	(867)	—	—	—	(867)
Derivative Instruments	5,849	7,756	577,187	—	590,792
Eliminations(1)	—	—	(2,307)	—	(2,307)
Revenues out of scope	4,982	7,756	574,880	—	587,618
Total operating revenues	$199,965	14,897	584,960	11,945	$811,767

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the three months ended December 31, 2018 is as follows:

	Regulated	Unregulated
(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Home Services and Other	Total
Residential	$133,690	2,132	—	11,717	$147,539
Commercial and industrial	40,728	5,009	10,080	228	56,045
Firm transportation	18,934	—	—	—	18,934
Interruptible and off-tariff	1,631	—	—	—	1,631
Revenues out of scope	4,982	7,756	574,880	—	587,618
Total operating revenues	$199,965	14,897	584,960	11,945	$811,767

Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections result in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the three months ended December 31, 2018 are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of October 1, 2018	$205,490	$7,199	$27,325
Increase	112,618	47,956	2,304
Balance as of December 31, 2018	$318,108	$55,155	$29,629

The following table provides information about receivables and revenue earned on contracts in progress in excess of billings, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2018:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Home Services and Other	Eliminations	Total
Customer accounts receivable
Billed	$73,748	3,574	239,542	2,996	(1,752)	$318,108
Unbilled	55,155	—	—	—	—	55,155
Customers' credit balances and deposits	(29,627)	—	—	(2)	—	(29,629)
Total	$99,276	3,574	239,542	2,994	(1,752)	$343,634

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

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	December 31, 2018	September 30, 2018
Regulatory assets-current
New Jersey Clean Energy Program	$12,359	$14,052
Underrecovered gas costs	6,149	4,137
Derivatives at fair value, net	1	108
Total current regulatory assets	$18,509	$18,297
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$32,764	$33,017
Liability for future expenditures	129,556	130,800
Deferred income taxes	17,842	17,225
SAVEGREEN	5,888	8,636
Postemployment and other benefit costs	138,027	136,716
Deferred storm damage costs	10,315	10,858
Cost of removal	26,587	22,339
Other noncurrent regulatory assets	9,045	9,001
Total noncurrent regulatory assets	$370,024	$368,592
Regulatory liabilities-current
Conservation Incentive Program	$7,861	$6,994
Derivatives at fair value, net	4,961	1,191
Total current regulatory liabilities	$12,822	$8,185
Regulatory liabilities-noncurrent
Tax Act impact (1)	$204,161	$205,410
New Jersey Clean Energy Program	4,722	1,902
Other noncurrent regulatory liabilities	1,697	1,827
Total noncurrent regulatory liabilities	$210,580	$209,139

(1)	Reflects the re-measurement and subsequent amortization of NJNG's net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act.

Regulatory filings and/or actions that occurred during the current fiscal year include the following:

•
On December 18, 2018, the BPU approved a decrease in NJNG's EE recovery rate reflecting costs incurred through December 31, 2018, which will result in an annual decrease of $8.8 million, effective January 1, 2019.

•	On December 28, 2018, NJNG notified the BPU that it will increase the BGSS rate resulting in a $10.9 million increase to the annual revenues credited to BGSS effective February 1, 2019.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DERIVATIVE INSTRUMENTS

The Company is subject primarily to commodity price risk due to fluctuations in the market price of natural gas, SRECs and electricity. To manage this risk, the Company enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas, SRECs and electricity. In addition, the Company is exposed to foreign currency and interest rate risk, the Company may utilize foreign currency derivatives to hedge Canadian dollar denominated gas purchases and/or sales and interest rate derivatives to reduce exposure to fluctuations in interest rates. All of these types of contracts are accounted for as derivatives. Accordingly, all of the financial and certain of the Company's physical derivative instruments are recorded at fair value on the Unaudited Condensed Consolidated Balance Sheets. For a more detailed discussion of the Company's fair value measurement policies and level disclosures associated with NJR's derivative instruments, see Note 6. Fair Value.

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

Clean Energy Ventures

The Company elects NPNS accounting treatment on PPA contracts that Clean Energy Ventures enters into that meet the definition of a derivative and accounts for the contract on an accrual basis. Accordingly, electricity sales are recognized in revenues throughout the term of the PPA as electricity is delivered. NPNS is a contract-by-contract election and where it makes sense to do so, the Company can and may elect certain contracts to be normal.

Home Services and Other

In January 2018, NJR entered into a variable-for-fixed interest rate swap on its existing $100 million variable rate term loan, which fixed the variable rate at 2.84 percent. The swap will terminate on August 16, 2019, which coincides with the maturity of the debt. The change in the fair value of the interest rate swap is recorded as a component of interest expense on the Unaudited Condensed Consolidated Statements of Operations.

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		December 31, 2018		September 30, 2018
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$1,555	$325	$85	$192
Financial commodity contracts	Derivatives - current	3,529	2,335	94	—
Energy Services:
Physical commodity contracts	Derivatives - current	10,626	26,976	7,667	18,158
	Derivatives - noncurrent	1,255	19,947	3,930	11,316
Financial commodity contracts	Derivatives - current	39,409	35,219	19,169	28,176
	Derivatives - noncurrent	4,830	16,618	6,630	11,548
Foreign currency contracts	Derivatives - current	—	259	—	126
	Derivatives - noncurrent	—	260	—	118
Home Services and Other:
Interest rate contracts	Derivatives - current	239	—	381	—
Total fair value of derivatives		$61,443	$101,939	$37,956	$69,634

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

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of December 31, 2018:
Derivative assets:
Energy Services
Physical commodity contracts	$11,881	$(3,916)	$(200)	$7,765
Financial commodity contracts	44,239	(35,549)	3,581	12,271
Total Energy Services	$56,120	$(39,465)	$3,381	$20,036
Natural Gas Distribution
Physical commodity contracts	$1,555	$—	$—	$1,555
Financial commodity contracts	3,529	(2,335)	(1,194)	—
Total Natural Gas Distribution	$5,084	$(2,335)	$(1,194)	$1,555
Home Services and Other
Interest rate contracts	$239	$—	$—	$239
Total Home Services and Other	$239	$—	$—	$239
Derivative liabilities:
Energy Services
Physical commodity contracts	$46,923	$(3,915)	$—	$43,008
Financial commodity contracts	51,837	(35,549)	(16,288)	—
Foreign currency contracts	519	—	—	519
Total Energy Services	$99,279	$(39,464)	$(16,288)	$43,527
Natural Gas Distribution
Physical commodity contracts	$325	$—	$—	$325
Financial commodity contracts	2,335	(2,335)	—	—
Total Natural Gas Distribution	$2,660	$(2,335)	$—	$325
As of September 30, 2018:
Derivative assets:
Energy Services
Physical commodity contracts	$11,597	$(3,944)	$(200)	$7,453
Financial commodity contracts	25,799	(18,775)	—	7,024
Total Energy Services	$37,396	$(22,719)	$(200)	$14,477
Natural Gas Distribution
Physical commodity contracts	$85	$(3)	$—	$82
Financial commodity contracts	94	—	(94)	—
Total Natural Gas Distribution	$179	$(3)	$(94)	$82
Home Services and Other
Interest rate contracts	$381	$—	$—	$381
Total Home Services and Other	$381	$—	$—	$381
Derivative liabilities:
Energy Services
Physical commodity contracts	$29,474	$(3,944)	$—	$25,530
Financial commodity contracts	39,724	(18,775)	(20,949)	—
Foreign currency contracts	244	—	—	244
Total Energy Services	$69,442	$(22,719)	$(20,949)	$25,774
Natural Gas Distribution
Physical commodity contracts	$192	$(3)	$—	$189
Total Natural Gas Distribution	$192	$(3)	$—	$189

(1)	Derivative assets and liabilities are presented on a gross basis on the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Includes transactions with NAESB netting election, transactions held by FCMs with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

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

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended
		December 31,
Derivatives not designated as hedging instruments:		2018	2017
Energy Services:
Physical commodity contracts	Operating revenues	$(1,532)	$1,210
Physical commodity contracts	Gas purchases	(5,432)	(22,697)
Financial commodity contracts	Gas purchases	(2,956)	(25,997)
Foreign currency contracts	Gas purchases	(346)	(48)
Home Services and Other:
Interest rate contracts	Interest expense	(123)	—
Total unrealized and realized losses		$(10,389)	$(47,532)

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

	Three Months Ended
	December 31,
(Thousands)	2018	2017
Natural Gas Distribution:
Physical commodity contracts	$2,977	$(2,976)
Financial commodity contracts	4,396	(8,808)
Interest rate contracts	—	(4,067)
Total unrealized and realized gains (losses)	$7,373	$(15,851)

NJNG and Energy Services had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		December 31, 2018	September 30, 2018
Natural Gas Distribution	Futures	30.6	27.9
	Physical	15.5	23.1
Energy Services	Futures	(5.9)	(7.0)
	Physical	19.8	51.2

Not included in the previous table are Energy Services' gross notional amount of foreign currency transactions of approximately $7.3 million, NJR's interest rate swap, as previously discussed, and 748,000 SRECs at Energy Services that are open as of December 31, 2018.

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

(Thousands)	Balance Sheet Location	December 31, 2018	September 30, 2018
Natural Gas Distribution	Restricted broker margin accounts	$—	$2,038
	Accounts payable and other	$(757)	$—
Energy Services	Restricted broker margin accounts	$85,784	$51,681

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of December 31, 2018. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$256,383
Noninvestment grade	51,076
Internally rated investment grade	51,914
Internally rated noninvestment grade	57,287
Total	$416,660

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2018 and September 30, 2018, was $382,000 and $124,000, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on December 31, 2018 and September 30, 2018, the Company would have been required to post an additional $166,000 and $33,000, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt at NJNG and NJR, including current maturities, excluding capital leases, debt issuance costs and solar asset financing obligations, is as follows:

(Thousands)	December 31, 2018	September 30, 2018
Carrying value (1) (2) (3)	$1,172,045	$1,172,045
Fair market value	$1,163,321	$1,158,051

(1)	Excludes capital leases of $43.3 million and $35.9 million as of December 31, 2018 and September 30, 2018, respectively.

(2)	Excludes NJNG's debt issuance costs of $6.4 million and $6.5 million as of December 31, 2018 and September 30, 2018, respectively.

(3)	Excludes NJR's debt issuance costs of $1.1 million and $1.1 million as of December 31, 2018 and September 30, 2018, respectively.

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of December 31, 2018, NJR discloses its debt within Level 2 of the fair value hierarchy.

Fair Value Hierarchy

NJR applies fair value measurement guidance to its financial assets and liabilities, as appropriate, which include financial derivatives and physical commodity contracts qualifying as derivatives, investments in equity securities and other financial assets and liabilities. In addition, authoritative accounting literature prescribes the use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on the source of the data used to develop the price inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to inputs that are based on unobservable market data and include the following:

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of December 30, 2018:
Assets:
Physical commodity contracts	$—	$13,436	$—	$13,436
Financial commodity contracts	42,658	5,110	—	47,768
Interest rate contracts	—	239	—	239
Investments in equity securities	33,174	—	—	33,174
Other (1)	1,589	—	—	1,589
Total assets at fair value	$77,421	$18,785	$—	$96,206
Liabilities:
Physical commodity contracts	$—	$47,248	$—	$47,248
Financial commodity contracts	54,172	—	—	54,172
Financial commodity contracts - foreign exchange	—	519	—	519
Total liabilities at fair value	$54,172	$47,767	$—	$101,939
As of September 30, 2018:
Assets:
Physical commodity contracts	$—	$11,682	$—	$11,682
Financial commodity contracts	18,868	7,025	—	25,893
Interest rate contracts	—	381	—	381
Investments in equity securities	32,917	—	—	32,917
Other (1)	1,217	—	—	1,217
Total assets at fair value	$53,002	$19,088	$—	$72,090
Liabilities:
Physical commodity contracts	$—	$29,666	$—	$29,666
Financial commodity contracts	39,724	—	—	39,724
Financial commodity contracts - foreign exchange	—	244	—	244
Total liabilities at fair value	$39,724	$29,910	$—	$69,634

(1)	Includes money market funds.

7. INVESTMENTS IN EQUITY INVESTEES

NJR's investments in equity method investees include the following as of:

(Thousands)	December 31, 2018	September 30, 2018
Steckman Ridge (1)	$116,346	$117,001
PennEast	75,842	73,865
Total	$192,188	$190,866

(1)
Includes loans with a total outstanding principal balance of $70.4 million for both December 31, 2018 and September 30, 2018. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

The Company, through its subsidiary NJR Pipeline Company, is an investor in PennEast, which is expected to construct and operate a 120-mile natural gas pipeline that will extend from northeast Pennsylvania to western New Jersey. PennEast has advised that it currently expects the pipeline to begin construction in late 2019. However, construction could be delayed beyond 2019 due to factors that are beyond PennEast’s ability to control or estimate precisely, including potential delays in obtaining (or the inability to obtain) governmental and regulatory approvals and land-use rights, and unforeseen construction delays.

NJNG and Energy Services have entered into storage and park and loan agreements with Steckman Ridge. In addition, NJNG has entered into a precedent capacity agreement with PennEast. See Note 15. Related Party Transactions for more information on these intercompany transactions.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended
	December 31,
(Thousands, except per share amounts)	2018	2017
Net income, as reported	$86,248	$123,699
Basic earnings per share
Weighted average shares of common stock outstanding-basic	88,547	86,996
Basic earnings per common share	$0.97	$1.42
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	88,547	86,996
Incremental shares (1)	399	351
Weighted average shares of common stock outstanding-diluted	88,946	87,347
Diluted earnings per common share (2)	$0.97	$1.42

(1)	Incremental shares consist primarily of unvested stock awards and performance shares.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for fiscal 2019 and 2018.

9. COMMON STOCK EQUITY

Changes in common stock equity during the three months ended December 31, 2018, were as follows:

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2018	88,293	$226,196	$274,748	$(12,610)	$(76,473)	$1,007,117	$1,418,978
Net income						86,248	86,248
Other comprehensive income				234			234
Common stock issued:
Incentive compensation plan	137	343	1,791				2,134
Dividend reinvestment plan (1)	82		454		3,238		3,692
Waiver discount	168	—	1,293		6,671		7,964
Cash dividend declared ($.2925 per share)						(25,938)	(25,938)
Treasury stock and other	—		—		1,504		1,504
Adoption of ASU 2016-01 (2)				(3,446)		3,446	—
Adoption of ASU 2017-05 (2)						4,970	4,970
Adoption of ASU 2014-09/ASC 606 (2)						(2,736)	(2,736)
Balance at December 31, 2018	88,680	$226,539	$278,286	$(15,822)	$(65,060)	$1,073,107	$1,497,050
Balance at September 30, 2017	86,556	$222,258	$219,696	$(3,256)	$(70,039)	$867,984	$1,236,643
Net income						123,699	123,699
Other comprehensive income				(5,204)			(5,204)
Common stock issued:
Incentive plan	525	1,453	13,951				15,404
Dividend reinvestment plan (1)	90		245		3,554		3,799
Waiver discount	554	1,384	21,306				22,690
Cash dividend declared ($.2725 per share)						(23,831)	(23,831)
Treasury stock and other	(250)		(56)		(25,374)		(25,430)
Balance at December 31, 2017	87,475	$225,095	$255,142	$(8,460)	$(91,859)	$967,852	$1,347,770

(1)	Shares sold through the DRP are issued from treasury stock at average cost, which may differ from the actual market price paid.

(2)	See Note 2. Summary of Significant Accounting Policies - Recently Adopted Updates to the Accounting Standards Codification section for more details.

NJR satisfies its external common equity requirements, if any, through issuances of its common stock, including the proceeds from stock issuances under its DRP. The DRP allows NJR, at its option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $8 million and $22.7 million of equity by issuing approximately 168,000 and 554,000 shares of common stock through the waiver discount feature of the DRP during the three months ended December 31, 2018 and 2017, respectively. NJR also raised $3.7 million and $3.8 million of equity through the DRP by issuing approximately 82,000 and 90,000 shares of treasury stock, during the three months ended December 31, 2018 and 2017, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects during the three months ended December 31, 2018 and 2017:

(Thousands)	Investments in Equity Securities		Postemployment Benefit Obligation		Total
Balance at September 30, 2018	$3,446		$(16,056)		$(12,610)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(96), $(96)	—		234	(1)	234
Net current-period other comprehensive income, net of tax of $0, $(96), $(96)	—		234		234
Reclassification to retained earnings	(3,446)	(2)	—		(3,446)
Balance at December 31, 2018	$—		$(15,822)		$(15,822)
Balance as of September 30, 2017	$11,044		$(14,300)		$(3,256)
Other comprehensive income (loss), net of tax
Other comprehensive (loss), before reclassifications, net of tax of $851, $0, $851	(2,290)		—		(2,290)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax of $2,178, $(136), $2,042	(3,154)		240	(1)	(2,914)
Net current-period other comprehensive (loss) income, net of tax of $3,029, $(136), $2,893	(5,444)		240		(5,204)
Balance as of December 31, 2017	$5,600		$(14,060)		$(8,460)

(1)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

(2)
Due to the adoption of ASU No. 2016-01, an amendment to ASC 825, Financial Instruments. See Note 2. Summary of Significant Accounting Policies - Recently Adopted Updates to the Accounting Standards Codification section for more details.

10. DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

Credit Facilities

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	December 31, 2018	September 30, 2018	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	December 2023
Notes outstanding at end of period	$280,000	$87,950
Weighted average interest rate at end of period	3.27%	3.07%
Amount available at end of period (2)	$139,823	$322,144
Bank revolving credit facilities (1)	$100,000	$—	April 2019
Amount available at end of period	$100,000	$—
NJNG
Bank revolving credit facilities (1)	$250,000	$250,000	December 2023
Commercial paper outstanding at end of period	$91,700	$64,000
Weighted average interest rate at end of period	2.71%	2.18%
Amount available at end of period (3)	$157,569	$185,269

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $5.2 million and $14.9 million for December 31, 2018 and September 30, 2018, respectively, which reduces amount available by the same amount.

(3)	Letters of credit outstanding total $731,000 for both December 31, 2018 and September 30, 2018, which reduces the amount available by the same amount.

On December 5, 2018, NJNG entered into an Amended and Restated Credit Agreement governing a $250 million NJNG Credit Facility, which amended and restated an earlier $250 million revolving credit facility that was scheduled to expire on May 15, 2019, but has now been terminated. The NJNG Credit Facility expires on December 5, 2023, subject to two mutual options for a one-year extension beyond that date. The NJNG Credit Facility permits the borrowing of revolving loans and swingline

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

loans, as well as the issuance of letters of credit. The NJNG Credit Facility also includes an accordion feature, which would allow NJNG, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJNG Credit Facility in minimum increments of $50 million up to a maximum of $100 million.

On December 5, 2018, NJR entered into an Amended and Restated Credit Agreement governing a $425 million NJR Credit Facility, which amended and restated an earlier $425 million revolving credit facility that was scheduled to expire on September 28, 2020, and has now been terminated. The NJR Credit Facility expires on December 5, 2023, subject to two mutual options for a one-year extension beyond that date. The NJR Credit Facility permits the borrowing of revolving loans and swingline loans, as well as the issuance of letters of credit. The NJR Credit Facility also includes an accordion feature, which would allow NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in minimum increments of $50 million up to a maximum of $250 million. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility.

For accounting purposes, the Company treated both of the new credit facilities as a debt modification.

On December 21, 2018, NJR entered into a four-month, $100 million revolving line of credit facility, which expires on April 18, 2019. As of December 31, 2018, there were no borrowings against the facility.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

Long-term Debt

NJNG

NJNG received $9.9 million and $7.8 million in December 2018 and 2017, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.1 million during both the three months ended December 31, 2018 and 2017.

11. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension		OPEB
	Three Months Ended		Three Months Ended
	December 31,		December 31,
(Thousands)	2018	2017	2018	2017
Service cost	$1,845	$2,035	$1,101	$1,152
Interest cost	3,043	2,623	2,081	1,591
Expected return on plan assets	(4,763)	(4,910)	(1,379)	(1,338)
Recognized actuarial loss	1,441	1,884	1,617	1,165
Prior service cost amortization	25	27	(91)	(91)
Net periodic benefit cost	$1,591	$1,659	$3,329	$2,479

The Company does not expect to be required to make additional contributions to fund the pension plans during fiscal 2019 or 2020 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the three months ended December 31, 2018 and 2017.

12. INCOME TAXES

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

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. During the three months ended December 31, 2018 and 2017, the Company determined there was no need to recognize any liabilities associated with uncertain tax positions.

The Tax Act

On December 22, 2017, the President signed into law the Tax Act. The law made several changes to the Internal Revenue Code of 1986, as amended, the most impactful to the Company of which was a reduction in the federal corporate income tax rate from 35 percent to 21 percent that became effective January 1, 2018. Since the Company's fiscal year end is September 30, it is required by the Internal Revenue Code to calculate a statutory rate based upon the federal tax rates in effect before and after the effective date of the change in the taxable year that includes the effective date. Accordingly, the Company applied a federal statutory tax rate of 24.5 percent during fiscal 2018 and as of October 1, 2018, uses the enacted rate of 21 percent. As a result of the changes associated with the Tax Act, the Company recognized a tax benefit of $57.6 million during the three months ended December 31, 2017.

Effective Tax Rate

The forecasted effective tax rates were (7.2) percent and 13.9 percent, for the three months ended December 31, 2018 and 2017, respectively. The decrease in the effective tax rate, when compared with the prior fiscal year, is due primarily to a decrease in forecasted pre-tax income combined with the lower federal statutory rate, and an increase in forecasted tax credits for the fiscal year ending September 30, 2019. Forecasted tax credits, net of deferred income taxes, were $47.7 million and $21.9 million for fiscal 2019 and 2018, respectively.

To the extent there are discrete tax items that are not included in the forecasted effective tax rate, the actual effective tax rate will differ from the estimated annual effective tax rate. The Company recognized $1.3 million and $2.8 million during the three months ended December 31, 2018 and 2017, respectively, in excess tax benefits associated with the vesting of share-based awards, as a component of income tax (benefit) provision in its Unaudited Condensed Consolidated Statements of Operations. As a result of these discrete items, NJR’s actual effective tax rate was (8.8) percent and (68.2) percent during the three months ended December 31, 2018 and 2017, respectively.

Other Tax Items

As of December 31, 2018 and September 30, 2018, the Company has federal income tax net operating losses of approximately $136.8 million. Federal net operating losses can generally be carried back two years and forward 20 years and will begin to expire in fiscal 2036, with the remainder expiring by 2038. The Company expects to exercise its ability to carryback federal net operating losses to offset taxable income in prior periods.

For the net operating losses it expects to carryback, the Company estimated the portion considered refundable and recorded receivables of approximately $23 million as of December 31, 2018 and September 30, 2018, as a component of other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets. Upon filing amended federal income tax returns to carryback its remaining federal net operating losses totaling $24.5 million, the Company will reduce its taxable income in those periods and recapture federal investment tax credits of the same amount that were previously utilized to offset taxable income.

In addition, as of December 31, 2018 and September 30, 2018, the Company had ITC/PTC carryforwards of approximately $145.4 million and $121.1 million, respectively, which each have a life of 20 years. When the Company carries back the federal net operating losses noted above, it expects to recapture investment tax credits totaling $24.5 million. These recaptured tax credits are in addition to the $145.4 million and will be carried forward to offset future taxable income. The Company expects to utilize this entire carryforward, which would begin to expire in fiscal 2033.

As of December 31, 2018 and September 30, 2018, the Company has state income tax net operating losses of approximately $577.4 million and $578.8 million, respectively. These state net operating losses have varying carry forward periods dictated by the state in which they were incurred. These state carry forward periods range from seven to 20 years and would begin to expire in fiscal 2021, with the majority expiring after 2035.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2018, Clean Energy Ventures committed to a plan to sell its wind assets. As a result of the planned sale it is more likely than not that certain state net operating loss carryforwards will not be realizable prior to their expiration. The Company had a valuation allowance of $4.1 million and $4 million as of December 31, 2018 and September 30, 2018, respectively, related to state net operating loss carryforwards in Montana, Iowa and Kansas. The remaining state income tax net operating losses are expected to be utilized prior to expiration.

In March 2018, the State of New Jersey notified the Company that it will conduct a general tax examination for fiscal years 2014 through 2017 related to NJRHS. All periods subsequent to those ended September 30, 2013, are statutorily open to examination.

The Consolidated Appropriations Act extended the 30 percent ITC for solar property that is under construction on or before December 31, 2019. The credit will decline to 26 percent for property under construction during 2020 and to 22 percent for property under construction during 2021. For any property that is under construction before 2022, but not placed in service before 2024, the ITC will be reduced to 10 percent. In addition, the Consolidated Appropriations Act retroactively extended the PTC for five years through December 31, 2019, with a gradual three year phase out for any project for which construction of the facility began after December 31, 2016.

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through September 2024, for the supply, storage and transportation of natural gas. These contracts include annual fixed charges of approximately $91.2 million at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

For the purpose of securing storage and pipeline capacity, the Energy Services segment enters into storage and pipeline capacity contracts, which require the payment of certain demand charges by Energy Services to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally ranges from one to 10 years. Demand charges are established by interstate storage and pipeline operators and are regulated by FERC. These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and/or transport natural gas utilizing their respective assets.

Commitments as of December 31, 2018, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2019	2020	2021	2022	2023	Thereafter
Energy Services:
Natural gas purchases	$361,898	$34,959	$11,382	$—	$—	$—
Storage demand fees	23,503	21,011	13,866	9,229	4,433	1,339
Pipeline demand fees	44,768	60,611	30,310	25,079	19,454	5,559
Sub-total Energy Services	$430,169	$116,581	$55,558	$34,308	$23,887	$6,898
NJNG:
Natural gas purchases	$46,150	$38,422	$33,861	$34,460	$35,278	$37,067
Storage demand fees	25,402	27,318	14,251	12,930	7,899	6,066
Pipeline demand fees	65,761	87,556	96,417	92,527	87,316	616,054
Sub-total NJNG	$137,313	$153,296	$144,529	$139,917	$130,493	$659,187
Total	$567,482	$269,877	$200,087	$174,225	$154,380	$666,085

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

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. In July 2018, the BPU approved NJNG's annual SBC filing requesting a reduction in the RAC, which decreased the annual recovery from $9.4 million to $7 million, effective September 1, 2018. As of December 31, 2018, $32.8

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets.

NJNG has had discussions with the NJDEP regarding its association with certain parcels of land, located within NJNG's service territory, upon which former MGP operations may have been located in the late 1800s or early 1900s. NJNG is investigating to determine the nature and extent of its relationship to the parcels, its previous owners and the operations conducted on the respective sites, and has accrued for known costs associated with the preliminary investigation of the existence of potential contaminants there on. NJNG will continue to gather information to determine whether a potential obligation exists to undertake remedial action, if any, and whether there are other potentially responsible parties.

NJNG periodically, and at least annually, performs an environmental review of MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester and Toms River, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $117.7 million to $204.1 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets of $130.8 million as of September 30, 2018, based on the most likely amount at year end and $129.6 million as of December 31, 2018, which includes adjustments for actual expenditures during fiscal 2019. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

General

The Company is involved, and from time to time in the future may be involved, in a number of pending and threatened judicial, regulatory and arbitration proceedings relating to matters that arise in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, the Company cannot state with confidence what the eventual outcome of the pending litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter will be, if any. In accordance with applicable accounting guidance, NJR establishes accruals for litigation for those matters that present loss contingencies as to which it is both probable that a loss will be incurred and the amount of such loss can be reasonably estimated. NJR also discloses contingent matters for which there is a reasonable possibility of a loss. Based upon currently available information, NJR believes that the results of litigation that is currently pending, taken together, will not have a materially adverse effect on the Company’s financial condition, results of operations or cash flows. The actual results of resolving the pending litigation matters may be substantially higher than the amounts accrued.

The foregoing statements about NJR’s litigation are based upon the Company’s judgments, assumptions and estimates and are necessarily subjective and uncertain. The Company has a number of threatened and pending litigation matters at various stages. Certain of the Company’s significant litigation is described below.

Stafford Township

In February 2015, a natural gas fire and explosion occurred in Stafford Township, New Jersey as a result of a natural gas leak emanating from an underground pipe. There were no fatalities, although several employees of NJNG were injured and several homes were damaged. NJNG notified its insurance carrier and believes that any costs associated with the incident, including attorneys’ fees, property damage and other losses, will be substantially covered by insurance. The Company believes the resolution of the remaining claims associated with the incident will not have a material effect on its financial condition, results of operations or cash flows. Certain non-subrogated property damage claims asserted against the Company and co-defendants and cross-claims have been settled subject to documentation in January 2019. The settlements will not have a material impact on the Company's financial position or results from operation.

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

Information related to the Company's various reporting segments and other operations is detailed below:

	Three Months Ended
	December 31,
(Thousands)	2018	2017
Operating revenues
Natural Gas Distribution
External customers	$199,965	$209,787
Clean Energy Ventures
External customers	14,897	13,996
Energy Services
External customers (1)	584,960	472,171
Intercompany	2,307	5,810
Subtotal	802,129	701,764
Home Services and Other
External customers	11,945	9,351
Intercompany	545	606
Eliminations	(2,852)	(6,416)
Total	$811,767	$705,305
Depreciation and amortization
Natural Gas Distribution	$13,896	$12,783
Clean Energy Ventures	7,923	8,935
Energy Services (2)	27	14
Midstream	1	1
Subtotal	21,847	21,733
Home Services and Other	221	188
Eliminations	(236)	(67)
Total	$21,832	$21,854
Interest income (3)
Natural Gas Distribution	$199	$119
Midstream	1,056	664
Subtotal	1,255	783
Home Services and Other	436	204
Eliminations	(1,492)	(931)
Total	$199	$56

(1)	Includes sales to Canada, which are immaterial.

(2)	The amortization of acquired wholesale energy contracts is excluded above and is included in gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.

(3)	Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	December 31,
(Thousands)	2018	2017
Interest expense, net of capitalized interest
Natural Gas Distribution	$6,103	$6,536
Clean Energy Ventures	5,428	4,208
Energy Services	1,887	1,257
Midstream	543	309
Subtotal	13,961	12,310
Home Services and Other	392	90
Eliminations	(867)	(495)
Total	$13,486	$11,905
Income tax provision (benefit)
Natural Gas Distribution	$5,830	$11,704
Clean Energy Ventures	(23,204)	(73,988)
Energy Services	9,644	13,743
Midstream	962	(12,843)
Subtotal	(6,768)	(61,384)
Home Services and Other	(192)	11,698
Eliminations	(1)	(482)
Total	$(6,961)	$(50,168)
Equity in earnings of affiliates
Midstream	$3,801	$4,129
Eliminations	(640)	(865)
Total	$3,161	$3,264
Net financial earnings (loss)
Natural Gas Distribution	$31,713	$34,109
Clean Energy Ventures	10,205	71,250
Energy Services	8,370	20,274
Midstream	3,651	17,511
Subtotal	53,939	143,144
Home Services and Other	76	(7,716)
Eliminations	78	(95)
Total	$54,093	$135,333
Capital expenditures
Natural Gas Distribution	$59,755	$47,390
Clean Energy Ventures	32,126	18,387
Midstream	1,689	—
Subtotal	93,570	65,777
Home Services and Other	731	1,313
Total	$94,301	$67,090
Investments in equity investees
Midstream	$—	$7,202
Total	$—	$7,202

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended
	December 31,
(Thousands)	2018	2017
Net financial earnings (1)	$54,093	$135,333
Less:
Unrealized (gain) loss on derivative instruments and related transactions	(10,932)	34,855
Tax effect	2,583	(8,059)
Effects of economic hedging related to natural gas inventory	(21,611)	(25,387)
Tax effect	5,136	8,244
Net income to NFE tax adjustment	(7,331)	1,981
Net income (1)	$86,248	$123,699

(1)	Includes income tax benefit related to the Tax Act of $57.6 million, for the three months ended December 31, 2017.

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

NFE is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of gas, SRECs and foreign currency contracts. Consequently, to reconcile between net income and NFE, current period unrealized gains and losses on the derivatives are excluded from NFE as a reconciling item. Additionally, realized derivative gains and losses are also included in current period net income. However, NFE includes only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical gas flows. Included in the tax effects are current and deferred income tax expense corresponding with the NFE. Also included in the tax effects during the three months ended December 31, 2017, are the impacts of the Tax Act and resulting revaluation of the deferred income taxes that arose from derivative and hedging activity as measured under NFE. The revaluation caused the effective tax rate on reconciling items to differ from the statutory rate in effect for the quarter. NJR also calculates a quarterly tax adjustment based on an estimated annual effective tax rate for NFE purposes.

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	December 31, 2018	September 30, 2018
Assets at end of period:
Natural Gas Distribution	$2,785,817	$2,663,054
Clean Energy Ventures (1)	902,485	865,018
Energy Services	583,876	396,852
Midstream	245,246	242,069
Subtotal	4,517,424	4,166,993
Home Services and Other	120,820	114,732
Intercompany assets (2)	(160,922)	(138,061)
Total	$4,477,322	$4,143,664

(1)	Includes assets held for sale of $207.7 million and $206.9 million for December 31, 2018 and September 30, 2018, respectively.

(2)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

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

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of December 31, 2018, Energy Services has entered into transactions with Steckman Ridge for varying terms, all of which expire by October 31, 2020.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended
	December 31,
(Thousands)	2018	2017
Natural Gas Distribution	$1,473	$1,448
Energy Services	712	701
Total	$2,185	$2,149

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	December 31, 2018	September 30, 2018
Natural Gas Distribution	$775	$775
Energy Services	375	375
Total	$1,150	$1,150

NJNG and Energy Services have entered into various asset management agreements, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. As of December 31, 2018, NJNG and Energy Services had four asset management agreements with expiration dates ranging from March 31, 2019 through October 31, 2020.

NJNG has entered into a 15-year transportation precedent agreement for committed capacity of 180,000 Dths per day with PennEast, to commence when PennEast is in service.

16. ACQUISITION

In October 2017, Adelphia, an indirect wholly owned subsidiary of NJR, entered into a Purchase and Sale Agreement with Talen pursuant to which Adelphia will acquire all of Talen’s membership interests in IEC for a base purchase price of $166 million. As additional consideration, Adelphia will pay Talen specified amounts of up to $23 million contingent upon the achievement of certain regulatory approvals and binding natural gas capacity commitments. In November 2017, the Company made an initial payment of $10 million towards the base purchase price, which is included in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets.

IEC owns an existing 84-mile pipeline in southeastern Pennsylvania. The transaction is expected to close during fiscal 2019, following receipt of necessary permits and regulatory actions including those from the FERC and the Pennsylvania Public Utility Commission. Upon the closing, Adelphia will acquire IEC and, with it, IEC’s existing pipeline, related assets and rights of way. Adelphia has also agreed to provide firm natural gas transportation service for ten years following the closing to two power generators owned by affiliates of Talen that are currently served by IEC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Critical Accounting Policies

A summary of our critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2018. Our critical accounting policies have not changed from those reported in the 2018 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies for discussion of recently issued accounting standards.

Management's Overview

Consolidated

NJR is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in the United States and Canada. In addition, we invest in clean energy projects, midstream assets and provide various repair, sales and installations services. A more detailed description of our organizational structure can be found in Item 1. Business of our 2018 Annual Report on Form 10-K.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

Net income (loss) by reporting segment and operations are as follows:

	Three Months Ended
	December 31,
(Thousands)	2018		2017
Net income (loss)
Natural Gas Distribution	$31,713	37%	$34,109	28%
Clean Energy Ventures	17,536	20	69,269	56
Energy Services	33,374	39	11,120	9
Midstream	3,651	4	17,511	13
Home Services and Other	(25)	—	(7,716)	(6)
Eliminations (1)	(1)	—	(594)	—
Total	$86,248	100%	$123,699	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in net income during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, was driven primarily by an income tax benefit of $57.6 million associated with the revaluation of deferred income taxes resulting from the Tax Act during the three months ended December 31, 2017 that did not recur during the three months ended December 31, 2018, partially offset by increased unrealized gains at Energy Services. The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

Assets by reporting segment and operations are as follows:

(Thousands)	December 31, 2018		September 30, 2018
Assets
Natural Gas Distribution	$2,785,817	62%	$2,663,054	64%
Clean Energy Ventures (1)	902,485	20	865,018	21
Energy Services	583,876	13	396,852	9
Midstream	245,246	5	242,069	6
Home Services and Other	120,820	3	114,732	3
Intercompany assets (2)	(160,922)	(3)	(138,061)	(3)
Total	$4,477,322	100%	$4,143,664	100%

(1)	Includes assets held for sale of $207.7 million and $206.9 million at December 31, 2018 and September 30, 2018, respectively.

(2)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets was due primarily to increased accounts receivable, gas in storage and broker margin at Energy Services, increased accounts receivable, unbilled revenue and utility plant at our Natural Gas Distribution segment and increased solar assets at Clean Energy Ventures.

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

GAAP requires us, during the interim periods, to estimate our annual effective tax rate and use this rate to calculate the year-to-date tax provision. We also determine an annual estimated effective tax rate for NFE purposes and calculate a quarterly tax adjustment based on the differences between our forecasted net income and our forecasted NFE for the fiscal year. Since the annual estimated effective tax rate is based on certain forecasted assumptions, including estimates surrounding completion of Clean Energy Ventures projects, the rate and resulting NFE are subject to change. No adjustment is needed during the fourth quarter, since the actual effective tax rate is calculated at year end.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended
	December 31,
(Thousands, except per share data)	2018	2017
Net income	$86,248	$123,699
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(10,932)	34,855
Tax effect	2,583	(8,059)
Effects of economic hedging related to natural gas inventory (1)	(21,611)	(25,387)
Tax effect	5,136	8,244
NFE tax adjustment	(7,331)	1,981
Net financial earnings	$54,093	$135,333
Basic earnings per share	$0.97	$1.42
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(0.12)	0.40
Tax effect	0.03	(0.09)
Effects of economic hedging related to natural gas inventory (1)	(0.25)	(0.29)
Tax effect	0.06	0.10
NFE tax adjustment	(0.08)	0.02
Basic NFE per share	$0.61	$1.56

(1)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reporting segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2018		2017
Net financial earnings
Natural Gas Distribution	$31,713	59%	$34,109	25%
Clean Energy Ventures	10,205	19	71,250	53
Energy Services	8,370	15	20,274	15
Midstream	3,651	7	17,511	13
Home Services and Other	76	—	(7,716)	(6)
Eliminations (1)	78	—	(95)	—
Total	$54,093	100%	$135,333	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in NFE during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, was due primarily to the income tax benefit of $57.6 million associated with the revaluation of deferred income taxes resulting from the Tax Act during the three months ended December 31, 2017, that did not recur during the three months ended December 31, 2018, and lower financial margin generated at Energy Services due primarily to narrower pricing spreads and less price volatility in the physical natural gas market.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey to approximately 543,800 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. These risks include, but are not limited to, adverse economic conditions, customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

NJNG’s operations are managed with the goal of providing safe and reliable service, growing its customer base, diversifying its gross margin, promoting clean energy programs and mitigating the risks discussed above.

Infrastructure projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated pipeline integrity management and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals, for the three months ended December 31, 2018, and estimates of expected investments for fiscal 2019 and 2020:

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory oversight, environmental regulations, unforeseen events and the ability to access capital.

SAFE II and NJ RISE

NJNG continues to implement BPU-approved infrastructure projects that are designed to enhance the reliability and integrity of NJNG's gas distribution system.

The BPU approved the 5-year SAFE II program and the associated rate mechanism, to replace the remaining unprotected steel mains and services from NJNG’s natural gas distribution system at an estimated cost of approximately $200 million, excluding AFUDC. The accelerated cost recovery methodology for the $157.5 million associated with the extension of SAFE II was approved in NJNG’s base rate case. The remaining $42.5 million in capital expenditures will be requested for recovery in future base rate cases.

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

In September 2018, the BPU approved NJNG’s annual petition requesting a base rate increase of $6.8 million for the recovery of SAFE II and NJ RISE capital investment costs related to the twelve months ended June 30, 2018, with a weighted cost of capital of 6.9 percent including a return on equity of 9.75 percent, effective October 1, 2018.

Southern Reliability Link

The SRL is an approximately 30-mile, 30-inch transmission main designed to support improved system reliability and integrity in the southern portion of NJNG’s service territory, estimated to cost between $190 million and $225 million. All approvals issued by state agencies are under appeal and certain road-opening permits are in the process of being secured. Construction began in December 2018, with an estimated in-service date in early 2020.

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

	December 31, 2018	December 31, 2017
Firm customers
Residential	478,983	463,679
Commercial, industrial & other	29,640	28,656
Residential transport	25,559	31,969
Commercial transport	9,540	10,089
Total firm customers	543,722	534,393
Other	39	49
Total customers	543,761	534,442

During the three months ended December 31, 2018 and 2017, respectively, NJNG added 2,934 and 2,637 new customers and converted 53 and 113 existing customers to natural gas heat and other services. NJNG expects these new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $1.6 million annually to utility gross margin.

NJNG expects to add approximately 28,000 to 30,000 new customers during the three-year period of fiscal 2019 to 2021. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 65 percent of the growth will come from new construction markets and 35 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG's base rates by approximately $5.3 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Segment Operating Results section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations that follows for a definition and further discussion of utility gross margin.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On December 18, 2018, the BPU approved a decrease in NJNG's EE recovery rate reflecting costs incurred through December 31, 2018, which will result in an annual decrease of $8.8 million, effective January 1, 2019.

Since inception, $165.7 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $16.1 million. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.75 percent to 10.3 percent.

Conservation Incentive Program/BGSS

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

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended
	December 31,
(Thousands)	2018	2017
Weather (1)	$(1,468)	$(1,368)
Usage	(1,940)	642
Total	$(3,408)	$(726)

(1)	Compared with the CIP 20-year average, weather was 4.7 percent and 0.1 percent colder-than-normal during the three months ended December 31, 2018 and 2017, respectively.

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

In September 2018, the BPU provisionally approved NJNG’s annual petition to maintain its BGSS rate for residential and small commercial customers and increase its balancing charge rate, resulting in a $10.3 million increase to the annual revenues credited to BGSS, as well changes to the CIP rates, which will result in a $30.9 million annual recovery decrease, effective October 1, 2018. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers and balancing charge revenues are credited to BGSS. There were no bill credits issued during the three months ended December 31, 2018 and 2017, respectively, related to BGSS prices.

On December 28, 2018, NJNG notified the BPU that it will implement a BGSS increase of five percent to a typical customer’s bill effective February 1, 2019, which will result in an increase in revenues credited to BGSS of $10.9 million through September 2019.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Utility gross margin from incentive programs was $2 million and $4.4 million during the three months ended December 31, 2018 and 2017, respectively.

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
(1) Data source from Platts, a division of McGraw Hill Financial.

The maximum price per MMBtu was $5.67 and $17.26 and the minimum price was $1.25 and $0.53 for the three months ended December 31, 2018 and 2017, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Societal Benefits Charge

USF

NJNG’s qualifying customers are eligible for the USF program, which is administered by the New Jersey Department of Community Affairs, to help make energy bills more affordable. In September 2018, the BPU approved NJNG’s annual USF compliance filing to increase the statewide USF rate, which will result in a $1 million annual increase, effective October 1, 2018.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Environmental Remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $129.6 million as of December 31, 2018, a decrease of $1.5 million, compared with September 30, 2018. In July 2018, the BPU approved NJNG's annual SBC filing requesting a reduction in the RAC, which decreased the annual recovery from $9.4 million to $7 million, effective September 1, 2018.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 4. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating Results

NJNG's operating results are as follows:

	Three Months Ended
	December 31,
(Thousands)	2018	2017
Operating revenues	$199,965	$209,787
Operating expenses
Gas purchases (1)	92,178	84,755
Operation and maintenance	36,883	34,821
Regulatory rider expense	12,632	11,769
Depreciation and amortization	13,896	12,783
Energy and other taxes	1,344	13,750
Total operating expenses	156,933	157,878
Operating income	43,032	51,909
Other income, net	614	440
Interest expense, net of capitalized interest	6,103	6,536
Income tax provision	5,830	11,704
Net income	$31,713	$34,109

(1)
Includes related party transactions of approximately $4.5 million and $7.2 million for the three months ended December 31, 2018 and 2017, respectively, the majority of which is eliminated in consolidation.

Operating Revenues and Gas Purchases

During the three months ended December 31, 2018, compared with the three months ended December 31, 2017, operating revenues decreased by 4.7 percent and gas purchases increased 8.8 percent. The factors contributing to the (decreases) increases in operating revenues and gas purchases are as follows:

	Three Months Ended
	December 31,
	2018 v. 2017
(Thousands)	Operating revenues	Gas purchases
ASC 606 adoption	$(11,843)	$—
Tax Act impact to base rates	(6,246)	—
Off-system sales	(5,445)	(5,124)
CIP adjustments	(2,682)	—
Firm sales	9,433	4,505
Average BGSS rates	5,912	5,912
SAFE II/NJ RISE	2,109	—
Other (1)	(1,060)	2,130
Total (decrease) increase	$(9,822)	$7,423

(1)	Other includes changes in rider rates, including those related to EE, NJCEP and other programs.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Off-system sales were lower due primarily to a 48 percent reduction in volumes, partially offset by an 48 percent increase in the average price of gas sold. The decrease in CIP adjustments was due primarily to lower usage. Firm sales increased primarily due to customer growth and higher usage related to weather being 3.9 percent colder.

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

Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure to NJNG's utility gross margin, is as follows:

	Three Months Ended
	December 31,
(Thousands)	2018	2017
Operating revenues	$199,965	$209,787
Less:
Gas purchases	92,178	84,755
Energy taxes (1)	—	12,404
Regulatory rider expense	12,632	11,769
Utility gross margin	$95,155	$100,859

(1)
Energy taxes does not include sales tax during three months ended December 31, 2018, due to the adoption of ASC 606, Revenue from Contracts with Customers. Energy taxes includes only sales tax on operating revenues during the three months ended December 31, 2017, excluding tax-exempt sales.

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

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended
	December 31,
	2018		2017
($ in thousands)	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$64,139	14.5	$64,735	13.6
Commercial, industrial and other	13,346	2.8	13,918	2.6
Firm transportation	14,396	4.4	16,260	4.6
Total utility firm gross margin/throughput	91,881	21.7	94,913	20.8
BGSS incentive programs	1,955	27.4	4,435	38.7
Interruptible/off-tariff agreements	1,319	5.0	1,511	9.9
Total utility gross margin/throughput	$95,155	54.1	$100,859	69.4

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Utility Firm Gross Margin

Utility firm gross margin decreased $3 million during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to a decrease in the federal tax component of base rates due to a lower federal tax rate as a result of the Tax Act, partially offset by customer growth and an increase in rates related to the NJ RISE/SAFE II programs.

BGSS Incentive Programs

The factors contributing to the change in utility gross margin generated by BGSS incentive programs are as follows:

Three Months Ended
December 31,
(Thousands)	2018 v. 2017
Storage	$(1,589)
Capacity release	(571)
Off-system sales	(320)
Total decrease	$(2,480)

The decrease during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, was due primarily to fewer market opportunities for the storage incentive program, a decrease in capacity release volume, as well as lower margins in off-system sales.

Operation and Maintenance Expense

The factors contributing to the increases in O&M expense are as follows:

Three Months Ended
December 31,
(Thousands)	2018 v. 2017
Shared corporate costs (1)	$1,381
Maintenance and repairs	1,073
Donations	(725)
Other	333
Total increase	$2,062

(1)	Includes higher compensation expense.

Depreciation Expense

Depreciation expense increased $1.1 million during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, as a result of additional utility plant being placed into service.

Income Tax Provision

Income tax provision decreased $5.9 million during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to lower operating income as well as the lower effective tax rate as a result of the Tax Act.

Net Income

Net income decreased $2.4 million during three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to decreased utility gross margin and increased O&M, partially offset by, the decrease in the income tax provision, as previously discussed.

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

Solar

Since inception, Clean Energy Ventures has constructed a total of 252.1 MW of solar capacity and has an additional 7.4 MW under construction. During the three months ended December 31, 2018, NJRCEV placed into service two commercial projects totaling approximately 19.2 MW of solar capacity. There were no commercial projects placed into service during the three months ended December 31, 2017. Projects that are placed in service through December 31, 2019, qualify for a 30-percent federal ITC. The credit will decline to 26 percent for property under construction during 2020 and to 22 percent for property under construction during 2021. The ITC will be reduced to 10 percent for any property that is under construction before 2022, but not placed in service before 2024.

Clean Energy Ventures may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of six to 15 years. The Company will continue to operate the solar assets and are responsible for related expenses and entitled to retain the revenue generated from SRECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. Clean Energy Ventures did not enter into any sale-leaseback transactions for its commercial solar assets during the three months ended December 31, 2018 and 2017.

As part of its solar investment portfolio, Clean Energy Ventures operates a residential solar program, The Sunlight Advantage®, that provides qualifying homeowners the opportunity to have a solar system installed at their home with no installation or maintenance expenses. Clean Energy Ventures owns, operates and maintains the system over the life of the contract in exchange for monthly payments. Clean Energy Ventures' residential solar leasing program installed approximately 1.7 MW of capacity for 166 customers, and 1.8 MW of capacity for 191 customers during the three months ended December 31, 2018 and 2017, respectively.

The Company had $52.1 million and $5.9 million of solar-related capital expenditures that were ITC-eligible during three months ended December 31, 2018 and 2017, respectively.

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

	Three Months Ended
	December 31,
	2018	2017
Inventory balance as of October 1,	105,192	48,357
SRECs generated	53,899	53,568
SRECs delivered	(37,820)	(29,680)
Inventory balance as of December 31,	121,271	72,245

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

During the three months ended December 31, 2018, SRECs generated increased inventory by .6 percent, compared with the three months ended December 31, 2017, and the average SREC sales price was $189 and $231 during the three months ended December 31, 2018, and 2017, respectively.

Clean Energy Ventures hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2019	92%
2020	100%
2021	65%

(1)	Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of SRECs by our solar assets. All related costs are included as a component of O&M expenses on the Unaudited Condensed Consolidated Statements of Operations, including such expenses as facility maintenance and various fees.

Onshore Wind

Clean Energy Ventures invested in small to mid-size onshore wind projects that fit its investment profile and had a total of 116.9 MW of wind capacity as of December 31, 2018. The wind projects are eligible for PTCs for a 10-year period following commencement of operations and have PPAs of various terms in place, which typically govern the sale of energy, capacity and/or renewable energy credits.

Once a wind installation has commenced operations, each MWh of electricity produced creates a REC that represents the renewable energy attribute of the wind-electricity generated that can be sold to third parties. There are no direct costs associated with the production of RECs by our wind assets and all related costs are included as a component of O&M expenses on the Unaudited Condensed Consolidated Statements of Operations.

In March 2018, Clean Energy Ventures committed to a plan to sell its wind assets. Accordingly, the Company classified its wind assets and related liabilities as held for sale on the Unaudited Condensed Consolidated Balance Sheets.

In June 2018, Clean Energy Ventures completed the sale of its membership interest in its 9.7 MW wind farm in Two Dot, Montana to NorthWestern Energy for a total purchase price of $18.5 million. The transaction generated a pre-tax gain of approximately $225,000, which was recognized as a reduction to O&M on the Unaudited Condensed Consolidated Statements of Operations.

On November 21, 2018, Clean Energy Ventures entered into a Membership Interest Purchase Agreement with a subsidiary of Skyline Renewables LLC to sell our remaining wind assets. The Company submitted a joint filing for authorization with the FERC, which was approved on December 31, 2018. The transaction is expected to close in the second quarter of fiscal 2019.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

Clean Energy Ventures’ financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2018	2017
Operating revenues	$14,897	$13,996
Operating expenses
Operation and maintenance	6,694	5,098
Depreciation and amortization	7,923	8,935
Other taxes	454	404
Total operating expenses	15,071	14,437
Operating loss	(174)	(441)
Other expense, net	(66)	(70)
Interest expense, net	5,428	4,208
Income tax benefit	(23,204)	(73,988)
Net income	$17,536	$69,269

Operating Revenues

Operating revenues increased $901,000 during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to increased electricity sales from solar assets.

Operation and Maintenance Expense

O&M expense increased $1.6 million during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to higher compensation costs and increased maintenance costs associated with additional solar assets.

Depreciation Expense

Depreciation expense decreased $1 million during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to depreciation expense on wind assets no longer being recorded as result of the reclassification as held for sale in March 2018, partially offset by increases in solar capital additions.

Income Tax Benefit

Income tax benefit decreased $50.8 million during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to an income tax benefit of $62.7 million associated with the revaluation of deferred income taxes resulting from the Tax Act during the three months ended December 31, 2017, that did not recur during the three months ended December 31, 2018, partially offset by an increase in tax credits recognized.

Net Income

Net income decreased $51.7 million during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to the decreased income tax benefit, as previously discussed.

Non-GAAP Financial Measures

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating the operating results of Clean Energy Ventures. GAAP requires us, during the interim periods, to estimate our annual effective tax rate and use this rate to calculate the year-to-date tax provision. We also determine an annual estimated effective tax rate for NFE purposes and calculate a quarterly tax adjustment based on the differences between our forecasted net income and our forecasted NFE for the fiscal year. This adjustment is applied to Clean Energy Ventures, as such adjustment is primarily related to tax credits generated by Clean Energy Ventures. No adjustment is needed during the fourth quarter, since the actual effective tax rate is calculated at year end. Accordingly, for NFE purposes, the annual estimated effective tax rate is (13) percent for fiscal 2019 and 16.3 percent for fiscal 2018.

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

	Three Months Ended
	December 31,
(Thousands)	2018	2017
Net income	$17,536	$69,269
Add:
Net income to NFE tax adjustment	(7,331)	1,981
Net financial earnings	$10,205	$71,250

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

Energy Services’ financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2018	2017
Operating revenues (1)	$587,267	$477,981
Operating expenses
Gas purchases (including demand charges (2)(3))	536,508	446,210
Operation and maintenance	5,273	4,436
Depreciation and amortization	27	14
Other taxes	573	1,217
Total operating expenses	542,381	451,877
Operating income	44,886	26,104
Other income, net	19	16
Interest expense, net	1,887	1,257
Income tax provision	9,644	13,743
Net income	$33,374	$11,120

(1)	Includes related party transactions of approximately $2.3 million and $5.8 million for the three months ended December 31, 2018 and 2017, respectively, which is eliminated in consolidation.

(2)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to ten years.

(3)	Includes related party transactions of approximately $1.1 million for both the three months ended December 31, 2018 and 2017, respectively, a portion of which is eliminated in consolidation.

Energy Services' portfolio of financial derivative instruments are composed of:

	Three Months Ended
	December 31,
(in Bcf)	2018	2017
Net short futures contracts	5.9	33.4

Operating Revenues and Gas Purchases

Operating revenues increased $109.3 million and gas purchases increased $90.3 million during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to higher market prices for physical natural gas along with increased unrealized gains in our derivative positions.

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

Operation and Maintenance Expense

O&M expense increased $837,000 during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to increased compensation costs.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Income Tax Provision

Income tax provision decreased $4.1 million during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to income tax expense of $9.1 million during the three months ended December 31, 2017, associated with the revaluation of deferred income taxes resulting from the Tax Act and the lower effective tax rate as a result of the Tax Act, that did not recur during the three months ended December 31, 2018, partially offset by increased operating income.

Net Income

Net income increased $22.3 million during the three months ended December 31, 2018, respectively, compared with the three months ended December 31, 2017, due primarily to increased unrealized gains and the decrease in income tax expense, as previously discussed.

Non-GAAP Financial Measures

Management uses financial margin and NFE, non-GAAP financial measures, when evaluating the operating results of Energy Services. Financial margin and NFE are based on removing timing differences associated with certain derivative instruments, as discussed above. There is a related tax effect on current and deferred income tax expense corresponding with NFE. Also included in the tax effect are the impacts of the Tax Act and resulting revaluation of the deferred income taxes that arose from derivative and hedging activity as measured under NFE. The revaluation caused the effective tax rate on reconciling items to differ from the statutory rate in effect for the three months ended December 31, 2017.

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

Financial Margin

The following table is a computation of Energy Services' financial margin:

	Three Months Ended
	December 31,
(Thousands)	2018	2017
Operating revenues (1)	$587,267	$477,981
Less: Gas purchases	536,508	446,210
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(11,177)	33,873
Effects of economic hedging related to natural gas inventory (2)	(21,611)	(25,387)
Financial margin	$17,971	$40,257

(1)
Includes unrealized (gains) related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $104,000 and $982,000 for the three months ended December 31, 2018 and 2017, respectively.

(2)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of operating income, the closest GAAP financial measure, to Energy Services' financial margin is as follows:

	Three Months Ended
	December 31,
(Thousands)	2018	2017
Operating income	$44,886	$26,104
Add:
Operation and maintenance	5,273	4,436
Depreciation and amortization	27	14
Other taxes	573	1,217
Subtotal	50,759	31,771
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(11,177)	33,873
Effects of economic hedging related to natural gas inventory	(21,611)	(25,387)
Financial margin	$17,971	$40,257

Financial margin decreased $22.3 million during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to narrower pricing spreads and less price volatility in the physical natural gas market.

Net Financial Earnings

A reconciliation of Energy Services' net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended
	December 31,
(Thousands)	2018	2017
Net income	$33,374	$11,120
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(11,177)	33,873
Tax effect (1)	2,648	(7,576)
Effects of economic hedging related to natural gas inventory	(21,611)	(25,387)
Tax effect	5,136	8,244
Net financial earnings	$8,370	$20,274

(1)
Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $(25,000) and $(483,000) for the three months ended December 31, 2018 and 2017, respectively.

NFE decreased $11.9 million during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to lower financial margin, partially offset by income tax expense of $9.1 million associated with the revaluation of deferred income taxes resulting from the Tax Act, during the three months ended December 31, 2017, that did not recur during the three months ended December 31, 2018.

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

PennEast received a Certificate of Public Convenience and Necessity for the project from FERC on January 19, 2018. PennEast has advised that it currently expects the pipeline to begin construction in late 2019. However, construction could be delayed beyond 2019, due to factors beyond PennEast’s ability to control or estimate precisely, including potential delays in obtaining (or the inability to obtain) governmental and regulatory approvals and land-use rights, and unforeseen construction delays. As of December 31, 2018, our net investments in Steckman Ridge and PennEast were $116.3 million and $75.8 million, respectively.

Operating Results

The financial results of our Midstream segment are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2018	2017
Equity in earnings of affiliates	$3,801	$4,129
Operation and maintenance	$636	$372
Other income, net	$1,992	$1,221
Interest expense, net	$543	$309
Income tax provision (benefit)	$962	$(12,843)
Net income	$3,651	$17,511

Equity in earnings of affiliates decreased $328,000 during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to decreases in storage revenue and increases in debt service costs at Steckman Ridge, partially offset by an increase in AFUDC earned at PennEast.

Other income increased $771,000 during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to the unrealized gains and increased dividend income associated with our investment in DM Common Units and higher interest income from Steckman Ridge. During the three months ended December 31, 2017, changes in fair value of unrealized gains and losses related to our DM Common Units were included as a part of accumulated other comprehensive income, see Note 2. Summary of Significant Accounting Policies for more information.

Interest expense, net increased $234,000 during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to increased intercompany borrowings.

Income taxes increased $13.8 million during the three months ended December 31, 2018, due primarily to an income tax benefit of $14 million associated with the revaluation of deferred income taxes resulting from the Tax Act during the three months ended December 31, 2017, that did not recur during the three months ended December 31, 2018.

Net income decreased $13.9 million during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to the increase in income tax expense, as previously discussed, partially offset by increased other income, as previously discussed.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

The consolidated financial results of Home Services and Other are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2018	2017
Operating revenues	$12,490	$9,957
Operation and maintenance	$11,026	$9,877
Energy and other taxes	$870	$1,120
Other income, net	$(198)	$5,300
Income tax (benefit) provision	$(192)	$11,698
Net loss	$(25)	$(7,716)

Operating revenue increased $2.5 million during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to increased contract revenue at NJRHS resulting from the adoption of ASC 606, Revenue from Contracts with Customers. As of October 1, 2018, NJRHS recognizes contract revenue on a straight line basis over the term of the contract. Previously, contract revenue was recognized on a seasonal basis based on demand for services.

O&M increased $1.1 million during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to increased compensation costs.

Other income, net decreased $5.5 million during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to the sale of equity securities in an energy company, which resulted in a pre-tax gain of $5.3 million during the three months ended December 31, 2017.

Income tax provision decreased $11.9 million during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to income tax expense of $10 million associated with the revaluation of deferred income taxes resulting from the Tax Act during the three months ended December 31, 2017, that did not recur during the three months ended December 31, 2018.

Net income increased $7.7 million during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, due primarily to the decrease in income tax provision and the increase in operating revenue, as previously discussed, partially offset by the decrease in other income, net, as previously discussed.

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

	Three Months Ended
	December 31,
(Thousands)	2018	2017
Net income (loss)	$(25)	$(7,716)
Add:
Unrealized loss (gain) on derivative instruments and related transactions	141	—
Tax effect	(40)	—
Net financial earnings (loss)	$76	$(7,716)

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Our consolidated capital structure was as follows:

	December 31, 2018	September 30, 2018
Common stock equity	47%	49%
Long-term debt	37	41
Short-term debt	16	10
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $8 million and $22.7 million of equity by issuing approximately 168,000 and 554,000 shares of common stock through the waiver discount feature of the DRP during the three months ended December 31, 2018 and 2017, respectively. NJR also raised $3.7 million and $3.8 million of equity through the DRP by issuing approximately 82,000 and 90,000 shares of treasury stock, during the three months ended December 31, 2018 and 2017, respectively.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of December 31, 2018, we repurchased a total of approximately 17.1 million of those shares and may repurchase an additional 2.4 million shares under the approved program. There were no shares repurchased during the three months ended December 31, 2018 and 2017.

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

We believe that our existing borrowing availability, equity proceeds and cash flow from operations will be sufficient to satisfy our and our subsidiaries' working capital, capital expenditures and dividend requirements for the next 12 months. NJR, NJNG, Clean Energy Ventures and Energy Services currently anticipate that each of their financing requirements for the next 12 months will be met primarily through the issuance of short and long-term debt and equity, including proceeds from our DRP and including utilizing the waiver discount feature.

We believe that as of December 31, 2018, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

Short-Term Debt

We use our short-term borrowings primarily to finance Energy Services' short-term liquidity needs, Midstream investments and PennEast contributions, share repurchases and, on an initial basis, Clean Energy Ventures' investments. Energy Services' use of high volume storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

As of December 31, 2018, NJR had revolving credit facilities totaling $525 million, with $239.8 million available under the facilities.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of December 31, 2018, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $157.6 million.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Short-term borrowings were as follows:

Three Months Ended
(Thousands)	December 31, 2018
NJR
Notes Payable to banks:
Balance at end of period	$280,000
Weighted average interest rate at end of period	3.27%
Average balance for the period	$217,657
Weighted average interest rate for average balance	3.21%
Month end maximum for the period	$280,000
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$91,700
Weighted average interest rate at end of period	2.71%
Average balance for the period	$97,166
Weighted average interest rate for average balance	2.54%
Month end maximum for the period	$123,500

Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in the November through January time frame.

NJR

Based on its average borrowings during the three months ended December 31, 2018, NJR's average interest rate was 3.21 percent, resulting in interest expense of approximately $1.8 million.

As of December 31, 2018, NJR had four letters of credit outstanding totaling $5.2 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

On December 5, 2018, NJR entered into an Amended and Restated Credit Agreement governing a $425 million NJR Credit Agreement, which amended and restated an earlier $425 million revolving credit facility that was scheduled to expire on September 28, 2020, and has now been terminated. The NJR Credit Facility expires on December 5, 2023, subject to two mutual options for a one-year extension beyond that date. The NJR Credit Facility permits the borrowing of revolving loans and swingline loans, as well as the issuance of letters of credit. The NJR Credit Facility also includes an accordion feature, which would allow NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in minimum increments of $50 million up to a maximum of $250 million. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility.

On December 21, 2018, NJR entered into a four-month $100 million revolving line of credit facility, which expires on April 18, 2019. As of December 31, 2018, there were no borrowings against the facility.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

As noted above, based on its average borrowings during the three months ended December 31, 2018, NJNG's average interest rate was 2.54 percent, resulting in interest expense of approximately $639,000.

As of December 31, 2018, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

On December 5, 2018, NJNG entered into an Amended and Restated Credit Agreement governing a $250 million NJNG Credit Facility, which amended and restated an earlier $250 million revolving credit facility that was scheduled to expire on May

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

15, 2019, but has now been terminated. The NJNG Credit Facility expires on December 5, 2023, subject to two mutual options for a one-year extension beyond that date. The NJNG Credit Facility permits the borrowing of revolving loans and swingline loans, as well as the issuance of letters of credit. The NJNG Credit Facility also includes an accordion feature, which would allow NJNG, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJNG Credit Facility in minimum increments of $50 million up to a maximum of $100 million.

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

Long-Term Debt

NJR

As of December 31, 2018, NJR had the following outstanding:

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

NJNG

As of December 31, 2018, NJNG's long-term debt consisted of $575 million in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2048, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $32.6 million in capital leases with various maturities ranging from 2019 to 2025.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Sale-Leaseback

NJNG

NJNG received $9.9 million and $7.8 million in December 2018 and 2017, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.1 million during both the three months ended December 31, 2018 and 2017. NJNG continues to evaluate this sale-leaseback program based on current market conditions. As noted, natural gas meters are accepted as property under the Mortgage Indenture.

Clean Energy Ventures

Clean Energy Ventures has entered into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over six to 15-year terms. These sale-leasebacks are financing obligations secured by the solar assets and related future cash flows from SREC and energy sales. ITCs and other tax benefits associated with these solar projects were transferred to the buyer. Clean Energy Ventures will continue to operate the solar projects and retain ownership of SRECs generated, and has the option to renew the lease or repurchase the assets at the end of the lease term per the terms of the arrangement. Clean Energy Ventures did not enter into sale-leasebacks transactions during the three months ended December 31, 2018 and 2017.

Contractual Obligations

NJNG's total capital expenditures are projected to be $475.2 million and $343.2 million, in fiscal 2019 and 2020, respectively. Total capital expenditures spent or accrued during the three months ended December 31, 2018, were $59.7 million. NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of December 31, 2018, NJNG's future MGP expenditures are estimated to be $129.6 million. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

Clean Energy Ventures' expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. During the three months ended December 31, 2018, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were $23.4 million. An additional $25.4 million has been committed for solar projects to be placed into service during fiscal 2019 and beyond. We estimate solar-related capital expenditures for projects during fiscal 2019 to be between $163 million and $179 million.

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

During the three months ended December 31, 2018, capital expenditures related to our Midstream investment in the Adelphia project were $1.5 million. We estimate expenditures to be between $230 million and $270 million in fiscal 2019. We estimate expenditures related to our Midstream investment in the PennEast project to be between $4 million and $14 million in fiscal 2019. No expenditures were made during the three months ended December 31, 2018.

Energy Services does not currently anticipate any significant capital expenditures in fiscal 2019 and 2020.

More detailed information regarding contractual obligations is contained in Liquidity and Capital Resources - Contractual Obligations section of Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2018.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Off-Balance-Sheet Arrangements

Our off-balance-sheet arrangements consist of guarantees covering approximately $423 million of natural gas purchases, SREC sales and demand fee commitments and outstanding letters of credit totaling $5.9 million.

Cash Flows

Operating Activities

Cash flows used in operating activities during the three months ended December 31, 2018, totaled $104.8 million compared with $23.5 million during the three months ended December 31, 2017. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The increase of $81.3 million in cash flows used in operating activities during the three months ended December 31, 2018, compared with the three months ended December 31, 2017, was due primarily to lower financial margin generated at Energy Services, decreased base rates at NJNG due to a lower federal tax rate as a result of the Tax Act, along with higher working capital requirements due primarily to increased gas in storage.

Investing Activities

Cash flows used in investing activities totaled $93.7 million during the three months ended December 31, 2018, compared with $76.9 million during the three months ended December 31, 2017. The increase of $16.8 million was due primarily to an increase in expenditures of $12.4 million and $13.7 million for utility plant and solar, respectively, partially offset by the advance payment of $10 million for the IEC acquisition that occurred during fiscal 2018.

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

Cash flows from financing activities totaled $204.7 million during the three months ended December 31, 2018, compared with $102.9 million during the three months ended December 31, 2017. The increase of $101.8 million is due primarily to increased borrowings of short-term debt at NJR and NJNG, partially offset by a reduction of common stock issued through the waiver discount feature of the DRP.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Credit Ratings

The table below summarizes NJNG's credit ratings as of December 31, 2018, issued by three rating entities, S&P, Moody's and Fitch:

	S&P	Moody's	Fitch
Corporate Rating	BBB+	N/A	A-
Commercial Paper	A-2	P-1	F-2
Senior Secured	A	Aa2	A+
Ratings Outlook	Negative	Negative	Stable

On November 29, 2018, Fitch assigned a first-time long-term issuer default rating to NJNG. The rating reflects a constructive regulatory environment, including margin decoupling and fuel cost recovery, and strong customer growth. Other considerations were the weakened credit metrics driven by the impact of tax reform and an elevated capital program, with a substantial portion of investment recovered under tracking mechanisms.

The S&P and Moody’s ratings were reaffirmed on August 13, 2018 and February 2, 2018, respectively. NJNG's S&P, Moody's and Fitch ratings are investment-grade ratings. NJR is not a rated entity.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2018	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2018
Natural Gas Distribution	$94	1,100	—	$1,194
Energy Services	(13,925)	(13,454)	(19,781)	(7,598)
Total	$(13,831)	(12,354)	(19,781)	$(6,404)

There were no changes in methods of valuations during the three months ended December 31, 2018.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of fair market value of financial derivatives at December 31, 2018, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2019	2020	2021 - 2023	After 2023	Total Fair Value
Price based on NYMEX/CME	$2,657	1,740	713	—	$5,110
Price based on ICE	2,353	(11,008)	(2,859)	—	(11,514)
Total	$5,010	(9,268)	(2,146)	—	$(6,404)

The following is a summary of financial derivatives by type as of December 31, 2018:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	30.6	$2.07 - $6.86	$1,194
Energy Services	Futures	(5.9)	$1.47 - $7.64	(12,708)
	Swaps	(12.7)	$2.72 - $3.46	5,110
Total				$(6,404)

(1)	Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2018	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2018
Natural Gas Distribution - Prices based on other external data	$(107)	1,391	54	$1,230
Energy Services - Prices based on other external data	(17,877)	(16,090)	1,075	(35,042)
Total	$(17,984)	(14,699)	1,129	$(33,812)

The following table reflects the changes in the fair market value of interest rate contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2018	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2018
Home Services and Other - Prices based on other external data	381	(123)	19	239
Total	$381	(123)	19	$239

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $9.2 million. This analysis does not include potential changes to reported credit adjustments embedded in the $27.4 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(4,607)	$(9,214)	$(13,821)	$(18,429)
Ending derivative fair value	$27,438	$22,831	$18,224	$13,617	$9,009

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$4,607	$9,214	$13,821	$18,429
Ending derivative fair value	$27,438	$32,045	$36,652	$41,259	$45,867

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of December 31, 2018. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Energy Services' & Clean Energy Ventures' counterparty credit exposure as of December 31, 2018, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$253,566	$207,554
Noninvestment grade	51,056	9,545
Internally rated investment grade	50,326	41,605
Internally rated noninvestment grade	46,236	31,649
Total	$401,184	$290,353

NJNG's counterparty credit exposure as of December 31, 2018, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$2,817	$2,509
Noninvestment grade	20	—
Internally rated investment grade	1,588	34
Internally rated noninvestment grade	11,051	—
Total	$15,476	$2,543

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

Information regarding NJR's interest rate risk can be found in Item 7A. Quantitative and Qualitative Disclosures About Market Risks and the Liquidity and Capital Resources - Debt section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2018, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended December 31, 2018, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of our 2018 Annual Report on Form 10-K includes a detailed discussion of our risk factors. Those risks and uncertainties have the potential to materially affect our financial condition and results of operations. There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, of our 2018 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended December 31, 2018:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
10/01/18 - 10/31/18	—	$—	—	2,431,053
11/01/18 - 11/30/18	—	—	—	2,431,053
12/01/18 - 12/31/18	—	—	—	2,431,053
Total	—	$—	—	2,431,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of December 31, 2018, included 19.5 million shares of common stock for repurchase, of which, approximately 2.4 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

2.1
Membership Interest Purchase Agreement, between NJR Clean Energy Ventures II Corporation and SRIV Partnership, LLC, dated as of November 21, 2018 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, as filed on November 21, 2018)

10.1	Summary of New Jersey Resources Corporation Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 19, 2018)

10.2
$425,000,000 Amended and Restated Credit Agreement dated as of December 5, 2018, by and among NJR, the guarantors thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and U.S. Bank National Association, as Syndication Agents, and Bank of America, N.A., Mizuho Bank, Ltd. and TD Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on December 11, 2018)

10.3
$250,000,000 Amended and Restated Credit Agreement dated as of December 5, 2018, by and among NJNG, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and U.S. Bank National Association, as Syndication Agents, and Bank of America, N.A., Mizuho Bank, Ltd. and TD Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on December 11, 2018)

10.4
$100,000,000 4-month Revolving Line of Credit Facility, dated as of December 18, 2018, between New Jersey Resources Corporation and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on December 21, 2018)

10.5
Committed Line of Credit Note in the amount of $100,000,000, dated as of December 18, 2018, by New Jersey Resources Corporation for the benefit of PNC Bank National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on December 21, 2018)

10.6+	New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2019

10.7+	New Jersey Resources Corporation Deferred Stock Retention Award Agreement Fiscal Year 2019

10.8+	New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2019

10.9+	New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2019

10.10+	New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Based Restricted Stock Units Agreement Fiscal Year 2019

10.11+	New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE CEO Fiscal Year 2019

10.12+	New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return CEO Fiscal Year 2019

10.13+	New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Based Restricted Stock Units Agreement CEO Fiscal Year 2019

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended December 31, 2018, furnished in XBRL (eXtensible Business Reporting Language))
_______________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	February 6, 2019
By:/s/ Patrick Migliaccio
Patrick Migliaccio
Senior Vice President and
Chief Financial Officer