Form 10-Q
period 2019-03-31
NEW JERSEY RESOURCES CORP
filed 2019-05-03
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001‑08359

NEW JERSEY RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey		22‑2376465
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

1415 Wyckoff Road, Wall, New Jersey 07719		732‑938‑1480
(Address of principal executive offices)		(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock ‑ $2.50 Par Value	NJR	New York Stock Exchange
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)

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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of May 1, 2019 was 89,223,463.

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

Fitch	Fitch Ratings Company
FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles of the United States
Home Services and Other	Home Services and Other Operations
ICE	Intercontinental Exchange
IEC	Interstate Energy Company, LLC
IIP	Infrastructure Investment Program
IRS	Internal Revenue Service
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
MGP	Manufactured Gas Plant
Moody's	Moody's Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
NFE	Net Financial Earnings
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	NJNG's $250 million unsecured committed credit facility expiring in December 2023
NJR Credit Facility	NJR's $425 million unsecured committed credit facility expiring in December 2023

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

NJR or The Company	New Jersey Resources Corporation
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
O&M	Operation and Maintenance
OPEB	Other Postemployment Benefit Plans
PennEast	PennEast Pipeline Company, LLC
PPA	Power Purchase Agreement
PTC	Federal Production Tax Credit
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
S&P	Standard & Poor's Financial Services, LLC
SAFE	Safety Acceleration and Facility Enhancement
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
SREC	Solar Renewable Energy Certificate
SRL	Southern Reliability Link
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Talen	Talen Energy Marketing, LLC
Tetco	Texas Eastern Transmission
The Exchange Act	The Securities Exchange Act of 1934, as amended
The Tax Act	An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017
Trustee	U.S. Bank National Association
U.S.	The United States of America
USF	Universal Service Fund

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

•
the impact to the asset values and resulting higher costs and funding obligations of our pension and postemployment benefit plans as a result of potential downturns in the financial markets, lower discount rates, revised actuarial assumptions or impacts associated with the Patient Protection and the Affordable Care Act;

•	commercial and wholesale credit risks, including the availability of creditworthy customers and counterparties, and liquidity in the wholesale energy trading market;

•	accounting effects and other risks associated with hedging activities and use of derivatives contracts;

•	our ability to optimize our physical assets;

•	weather and economic conditions;

•	changes to tax laws and regulations;

•	any potential need to record a valuation allowance for our deferred tax assets;

•	our ability to comply with debt covenants;

•	demographic changes in our service territory and their effect on our customer growth;

•	the impact of natural disasters, terrorist activities and other extreme events on our operations and customers;

•	the costs of compliance with present and future environmental laws, including potential climate change-related legislation;

•	environmental-related and other uncertainties related to litigation or administrative proceedings;

•	risks related to our employee workforce; and

•	risks associated with the management of our joint ventures and partnership.

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2019	2018	2019	2018
OPERATING REVENUES
Utility	$301,420	$317,064	$501,385	$526,851
Nonutility	564,835	701,979	1,176,637	1,197,497
Total operating revenues	866,255	1,019,043	1,678,022	1,724,348
OPERATING EXPENSES
Gas purchases:
Utility	138,117	96,586	225,766	174,188
Nonutility	545,268	621,223	1,080,651	1,066,307
Related parties	2,144	2,087	4,329	4,236
Operation and maintenance	62,959	56,797	123,061	110,957
Regulatory rider expenses	15,391	19,604	28,023	31,373
Depreciation and amortization	22,311	22,460	44,143	44,314
Energy and other taxes	3,064	21,542	6,305	38,033
Total operating expenses	789,254	840,299	1,512,278	1,469,408
OPERATING INCOME	77,001	178,744	165,744	254,940
Other income, net	2,758	1,028	3,627	7,004
Interest expense, net of capitalized interest	12,509	11,798	25,995	23,703
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	67,250	167,974	143,376	238,241
Income tax (benefit) provision	(2,952)	30,901	(9,913)	(19,267)
Equity in earnings of affiliates	3,371	3,193	6,532	6,457
NET INCOME	$73,573	$140,266	$159,821	$263,965

EARNINGS PER COMMON SHARE
Basic	$0.83	$1.60	$1.80	$3.02
Diluted	$0.82	$1.59	$1.79	$3.01
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	88,836	87,595	88,692	87,295
Diluted	89,228	87,989	89,093	87,690

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2019	2018	2019	2018
Net income	$73,573	$140,266	$159,821	$263,965
Other comprehensive income (loss), net of tax
Unrealized loss on investments in equity securities, net of tax of $0, $7,366, $0 and $8,217, respectively	—	(20,401)	—	(22,691)
Reclassifications of losses to net income on investments in equity securities, net of tax of $0, $(3,036), $0 and $(858), respectively	—	14,801	—	11,647
Adjustment to postemployment benefit obligation, net of tax of $(119), $(104), $(215) and $(240), respectively	305	272	539	512
Other comprehensive income (loss)	$305	$(5,328)	$539	$(10,532)
Comprehensive income	$73,878	$134,938	$160,360	$253,433

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,
(Thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$159,821	$263,965
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) loss on derivative instruments	(707)	23,246
Realized and unrealized gains on investments in equity securities	(1,567)	(5,332)
Gain on sale of businesses	(645)	(3,722)
Depreciation and amortization	44,143	44,314
Amortization of acquired wholesale energy contracts	7,346	17,911
Allowance for equity used during construction	(3,602)	(2,051)
Allowance for doubtful accounts	1,149	994
Deferred income taxes	16,337	28,169
Deferred income tax benefit due to the Tax Act	—	(58,532)
Manufactured gas plant remediation costs	(4,353)	(7,219)
Equity in earnings, net of distributions received from equity investees	(1,836)	(272)
Cost of removal - asset retirement obligations	(130)	(334)
Contributions to postemployment benefit plans	(1,909)	(1,648)
Tax benefit from stock-based compensation	1,284	2,841
Changes in:
Components of working capital	(71,746)	(27,122)
Other noncurrent assets	13,483	38,462
Other noncurrent liabilities	14,719	(1,199)
Cash flows from operating activities	171,787	312,471
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Expenditures for:
Utility plant	(121,962)	(69,695)
Solar equipment	(52,520)	(58,992)
Midstream and other	(5,786)	(3,159)
Cost of removal	(17,134)	(33,092)
Distribution from equity investees in excess of equity in earnings	1,154	1,315
Investments in equity investees	(1,457)	(11,177)
Cash paid related to acquisition	—	(10,000)
Proceeds from sale of businesses, net of closing costs	205,745	9,399
Proceeds from sale of investments in equity securities, net	34,484	6,616
Cash flows from (used in) investing activities	42,524	(168,785)
CASH FLOWS USED IN FINANCING ACTIVITIES
Payments of long-term debt	(12,005)	(5,346)
Payments of short-term debt, net	(106,050)	(115,100)
Proceeds from sale-leaseback transaction	9,895	7,820
Payments of common stock dividends	(51,750)	(47,459)
Proceeds from waiver discount issuance of common stock	24,539	22,690
Proceeds from issuance of common stock	9,522	9,876
Tax withholding payments related to net settled stock compensation	(6,607)	(13,420)
Cash flows used in financing activities	(132,456)	(140,939)
Change in cash, cash equivalents and restricted cash	81,855	2,747
Cash, cash equivalents and restricted cash at beginning of period	1,710	2,469
Cash, cash equivalents and restricted cash at end of period	$83,565	$5,216
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(105,900)	$(151,220)
Inventories	125,810	128,895
Recovery of gas costs	(14,989)	20,260
Gas purchases payable	(21,544)	18,928
Prepaid and accrued taxes	(4,555)	15,879
Accounts payable and other	(35,953)	(17,541)
Restricted broker margin accounts	(2,217)	(29,164)
Customers' credit balances and deposits	(9,163)	(8,696)
Other current assets	(3,235)	(4,463)
Total	$(71,746)	$(27,122)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$27,454	$23,765
Income taxes	$1,003	$2,985
Accrued capital expenditures	$29,685	$14,485
Inception gain on natural gas swap contract recognized as non-cash proceeds from sale of business	$—	$14,579

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	March 31, 2019	September 30, 2018
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$2,440,125	$2,368,914
Construction work in progress	243,462	192,481
Nonutility plant and equipment, at cost	756,473	697,406
Construction work in progress	43,629	45,690
Total property, plant and equipment	3,483,689	3,304,491
Accumulated depreciation and amortization, utility plant	(555,541)	(530,753)
Accumulated depreciation and amortization, nonutility plant and equipment	(138,822)	(122,689)
Property, plant and equipment, net	2,789,326	2,651,049
CURRENT ASSETS
Cash and cash equivalents	83,160	1,458
Customer accounts receivable
Billed	273,924	205,490
Unbilled revenues	42,850	7,199
Allowance for doubtful accounts	(6,216)	(5,704)
Regulatory assets	17,906	18,297
Gas in storage, at average cost	58,436	184,633
Materials and supplies, at average cost	14,297	13,910
Prepaid and accrued taxes	971	23,047
Derivatives, at fair value	22,712	27,396
Restricted broker margin accounts	60,534	53,719
Assets held for sale	—	206,905
Other	36,611	33,730
Total current assets	605,185	770,080
NONCURRENT ASSETS
Investments in equity method investees	195,203	190,866
Regulatory assets	376,420	368,592
Derivatives, at fair value	13,277	10,560
Investments in equity securities	—	32,917
Intangible assets, net	15,798	23,375
Other noncurrent assets	94,764	96,225
Total noncurrent assets	695,462	722,535
Total assets	$4,089,973	$4,143,664

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands, except share data)	March 31, 2019	September 30, 2018
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding March 31, 2019 — 89,163,881; September 30, 2018 — 88,292,956	$226,613	$226,196
Premium on common stock	283,429	274,748
Accumulated other comprehensive loss, net of tax	(15,517)	(12,610)
Treasury stock at cost and other; shares March 31, 2019 — 1,480,919; September 30, 2018 — 2,185,013	(46,062)	(76,473)
Retained earnings	1,120,699	1,007,117
Common stock equity	1,569,162	1,418,978
Long-term debt	1,179,716	1,180,619
Total capitalization	2,748,878	2,599,597
CURRENT LIABILITIES
Current maturities of long-term debt	124,629	123,545
Short-term debt	45,900	151,950
Gas purchases payable	189,755	211,303
Gas purchases payable to related parties	1,154	1,150
Accounts payable and other	91,754	135,240
Dividends payable	25,981	25,824
Accrued taxes	28,956	1,568
Regulatory liabilities	3,717	8,185
New Jersey Clean Energy Program	5,772	14,052
Derivatives, at fair value	48,019	46,652
Liabilities held for sale	—	4,182
Customers' credit balances and deposits	18,162	27,325
Total current liabilities	583,799	750,976
NONCURRENT LIABILITIES
Deferred income taxes	208,450	242,436
Deferred investment tax credits	3,815	3,976
Deferred gain	1,947	9,104
Derivatives, at fair value	24,927	22,982
Manufactured gas plant remediation	128,897	130,800
Postemployment employee benefit liability	143,345	137,007
Regulatory liabilities	208,869	209,139
Asset retirement obligation	29,650	28,688
Other	7,396	8,959
Total noncurrent liabilities	757,296	793,091
Commitments and contingent liabilities (Note 12)
Total capitalization and liabilities	$4,089,973	$4,143,664

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2018	88,293	$226,196	$274,748	$(12,610)	$(76,473)	$1,007,117	$1,418,978
Net income						86,248	86,248
Other comprehensive income				234			234
Common stock issued:
Incentive compensation plan	137	343	1,791				2,134
Dividend reinvestment plan (1)	82		454		3,238		3,692
Waiver discount	168	—	1,293		6,671		7,964
Cash dividend declared ($.2925 per share)						(25,938)	(25,938)
Treasury stock and other	—		—		1,504		1,504
Adoption of ASU 2016-01 (2)				(3,446)		3,446	—
Adoption of ASU 2017-05 (2)						4,970	4,970
Adoption of ASU 2014-09/ASC 606 (2)						(2,736)	(2,736)
Balance at December 31, 2018	88,680	$226,539	$278,286	$(15,822)	$(65,060)	$1,073,107	$1,497,050
Net income						73,573	73,573
Other comprehensive income				305			305
Common stock issued:
Incentive compensation plan	30	74	1,150				1,224
Dividend reinvestment plan (1)	123		870		4,892		5,762
Waiver discount	339	—	3,123		13,452		16,575
Cash dividend declared ($.2925 per share)						(25,981)	(25,981)
Treasury stock and other	(8)		—		654		654
Balance at March 31, 2019	89,164	$226,613	$283,429	$(15,517)	$(46,062)	$1,120,699	$1,569,162

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2017	86,556	$222,258	$219,696	$(3,256)	$(70,039)	$867,984	$1,236,643
Net income						123,699	123,699
Other comprehensive loss				(5,204)			(5,204)
Common stock issued:
Incentive plan	525	1,453	13,951				15,404
Dividend reinvestment plan (1)	90		245		3,554		3,799
Waiver discount	554	1,384	21,306				22,690
Cash dividend declared ($.2725 per share)						(23,831)	(23,831)
Treasury stock and other	(250)		(56)		(25,374)		(25,430)
Balance at December 31, 2017	87,475	$225,095	$255,142	$(8,460)	$(91,859)	$967,852	$1,347,770
Net income						140,266	140,266
Other comprehensive loss				(5,328)			(5,328)
Common stock issued:
Incentive plan	30	78	1,047				1,125
Dividend reinvestment plan (1)	152		(73)		6,029		5,956
Cash dividend declared ($.2725 per share)						(23,886)	(23,886)
Treasury stock and other	(1)		42		1,429		1,471
Balance at March 31, 2018	87,656	$225,173	$256,158	$(13,788)	$(84,401)	$1,084,232	$1,467,374

(1)	Shares sold through the DRP are issued from treasury stock at average cost, which may differ from the actual market price paid.

(2)	See Note 2. Summary of Significant Accounting Policies - Recently Adopted Updates to the Accounting Standards Codification section for more details.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and operates certain unregulated businesses primarily through the following:

New Jersey Natural Gas Company provides natural gas utility service to approximately 546,100 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

NJR Clean Energy Ventures Corporation, the Company's clean energy subsidiary, comprises the Clean Energy Ventures segment and consists of the Company's capital investments in commercial and residential solar projects located throughout New Jersey. Clean Energy Ventures finalized the sale of its remaining wind assets on February 7, 2019, see Note 15. Acquisitions and Dispositions for more details.

NJR Energy Services Company comprises the Energy Services segment. Energy Services maintains and transacts around a portfolio of natural gas storage and transportation capacity contracts and provides physical wholesale energy, retail energy and energy management services in the U.S. and Canada.

NJR Midstream Holdings Corporation, which comprises the Midstream segment, invests in energy-related ventures through its subsidiaries, NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined ownership interest in Steckman Ridge, located in Pennsylvania; NJNR Pipeline, which held our investment in Dominion; and NJR Pipeline Company, which includes Adelphia Gateway, LLC and the Company's 20 percent ownership interest in PennEast. See Note 7. Investments in Equity Investees for more information.

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

Sales Tax Accounting

As a result of the adoption of ASC 606, Revenue from Contracts with Customers, as of October 1, 2018, the Company excludes from the transaction price all sales taxes that are assessed by a governmental authority and therefore presents sales tax on a net basis in operating revenues on the Unaudited Condensed Consolidated Statements of Operations. Previously, sales tax was presented in both operating revenues and operating expenses on the Unaudited Condensed Consolidated Statements of Operations.

Gas in Storage

The following table summarizes gas in storage, at average cost by segment as of:

	March 31, 2019		September 30, 2018
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
Energy Services	$34,819	12.1	$90,166	34.1
Natural Gas Distribution	23,617	4.4	94,467	24.9
Total	$58,436	16.5	$184,633	59.0

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in Equity Securities

Investments in equity securities are carried at fair value on the Unaudited Condensed Consolidated Balance Sheets. For the fiscal year ended September 30, 2018, total unrealized gains and losses associated with equity securities were included as a part of accumulated other comprehensive income, a component of common stock equity, and reclassifications of realized gains or losses out of other comprehensive income into earnings were recorded in other income, net on the Unaudited Condensed Consolidated Statements of Operations, based on average cost. On October 1, 2018, the Company adopted ASU No. 2016-01, an amendment to ASC 825, Financial Instruments. As a result, both realized unrealized gains and losses are recorded in other income, net on the Unaudited Condensed Consolidated Statements of Operations, based on average cost.

As of September 30, 2018, the Company's investments in equity securities were comprised of an investment in DM Common Units, which had a fair value of $32.9 million. On January 28, 2019, Dominion and DM finalized an agreement and plan of merger and outstanding DM Common Units held immediately before the closing of the merger were converted into 0.2492 shares of Dominion common stock. This resulted in the conversion of the Company's 1.84 million DM Common Units into approximately 458,000 Dominion shares. On March 6, 2019, the Company sold its investment in Dominion and received proceeds of approximately $34.5 million related to the sale. During the three and six months ended March 31, 2019, total realized and unrealized gains of $1.3 million and $1.6 million, were recognized in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

Loans Receivable

NJNG currently provides loans, with terms ranging from three to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Unaudited Condensed Consolidated Balance Sheets. The Company recorded $11.4 million and $10.4 million in other current assets and $38.5 million and $39.5 million in other noncurrent assets as of March 31, 2019 and September 30, 2018, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of March 31, 2019 and September 30, 2018, the Company has not recorded an allowance for doubtful accounts for SAVEGREEN loans.

Assets Held for Sale

The wind assets classified as held for sale are measured at the lower of their carrying value or fair value less cost to sell. The major classes of assets and liabilities included within the disposal group as held for sale are as follows:

(Thousands)	September 30, 2018	Assets reclassified as held for sale	Assets Sold	Other adjustments (1)	March 31, 2019
Assets held for sale:
Nonutility plant and equipment - wind equipment, at cost	$224,356	$—	$(224,356)	$—	$—
Nonutility plant and equipment - accumulated depreciation, wind equipment	(18,501)	—	18,501	—	—
Prepaid and other current assets	789	1,747	(1,541)	(995)	—
Other noncurrent assets	261	—	(261)	—	—
	$206,905	$1,747	$(207,657)	$(995)	$—
Liabilities held for sale:
Accounts payable and other	$186	$—	$(186)	$—	$—
Asset retirement obligation	3,996	—	(3,996)	—	—
	$4,182	$—	$(4,182)	$—	$—

(1)	Activity relates to amortization of prepaid and other current assets.

On February 7, 2019, Clean Energy Ventures finalized the sale of its remaining wind assets, see Note 15. Acquisitions and Dispositions for more details.

Software Costs

The Company capitalizes certain costs, such as software design and configuration, coding, testing and installation, that are incurred to purchase or create and implement computer software for internal use. Capitalized costs include external costs of materials and services utilized in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Amortization is recorded on the straight-line basis over the estimated useful lives.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects during the three months ended March 31, 2019 and 2018:

(Thousands)	Investments in Equity Securities	Postemployment Benefit Obligation		Total
Balance at December 31, 2018	$—	$(15,822)		$(15,822)
Other comprehensive loss (income), net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0, $(119), $(119)	—	305	(1)	305
Balance at March 31, 2019	$—	$(15,517)		$(15,517)
Balance at December 31, 2017	$5,600	$(14,060)		$(8,460)
Other comprehensive (loss) income, net of tax
Other comprehensive loss,before reclassifications, net of tax of $7,366, $0, $7,366	(20,401)	—		(20,401)
Amounts reclassified from accumulated other comprehensive income, net of tax of $(3,036), $(104), $(3,140)	14,801	272	(1)	15,073
Net current-period other comprehensive (loss) income, net of tax of $4,330, $(104), $4,226	(5,600)	272		(5,328)
Balance as of March 31, 2018	$—	$(13,788)		$(13,788)

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects during the six months ended March 31, 2019 and 2018:

(Thousands)	Investments in Equity Securities		Postemployment Benefit Obligation		Total
Balance at September 30, 2018	$3,446		$(16,056)		$(12,610)
Other comprehensive income (loss), net of tax
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $(215), $(215)	—		539	(1)	539
Reclassification to retained earnings	(3,446)	(2)	—		(3,446)
Balance at March 31, 2019	$—		$(15,517)		$(15,517)
Balance as of September 30, 2017	$11,044		$(14,300)		$(3,256)
Other comprehensive (loss) income, net of tax
Other comprehensive loss, before reclassifications, net of tax of $8,217, $0, $8,217	(22,691)		—		(22,691)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax of $(858), $(240), $(1,098)	11,647		512	(1)	12,159
Net current-period other comprehensive (loss) income, net of tax of $7,359, $(240), $7,119	(11,044)		512		(10,532)
Balance as of March 31, 2018	$—		$(13,788)		$(13,788)

(1)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

(2)
Due to the adoption of ASU No. 2016-01, an amendment to ASC 825, Financial Instruments. See Note 2. Summary of Significant Accounting Policies - Recently Adopted Updates to the Accounting Standards Codification section for more details.

Reclassification

Certain prior period amounts related to restricted cash on the Unaudited Condensed Consolidated Statements of Cash Flows and compensation costs on the Unaudited Condensed Consolidated Statements of Operations have been reclassified to conform to the current period presentation due to the ASU adoptions listed below.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded a cumulative-effect adjustment of $3.8 million, $2.7 million net of deferred income taxes, to retained earnings at Home Services and Other. As of October 1, 2018, NJRHS recognizes contract revenue on a straight line basis over the term of the contract. Previously, contract revenue was recognized over the term of the service contract based on expected demand for services. Revenue for Home Services and Other after adopting ASC 606 was $12.3 million and $24.8 million, as opposed to $8.7 million and $18.8 million under ASC 605 for the three and six months ended March 31, 2019, respectively. The Company elected the practical expedient to exclude from the transaction price all sales taxes that are assessed by a governmental authority and therefore presents sales tax on a net basis in operating revenues on the Unaudited Condensed Consolidated Statements of Operations. Prior to adoption, operating revenue and energy taxes and other would have been $19.9 million and $34.4 million higher for the three and six months ended March 31, 2019, respectively, due to the Company's sales tax presentation. There was no additional impact on the Company’s financial position, results of operations or cash flows.

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

Accordingly, the following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	March 31, 2019	September 30, 2018	March 31, 2018	September 30, 2017
Balance Sheet
Cash and cash equivalents	$83,160	$1,458	$4,928	$2,226
Restricted cash in other noncurrent assets	405	252	288	243
Statements of Cash Flow
Cash, cash equivalents and restricted cash in the statement of cash flows	$83,565	$1,710	$5,216	$2,469

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

Compensation - Retirement Benefits

In March 2017, the FASB issued ASU No. 2017-07, an amendment to ASC 715, Compensation - Retirement Benefits, which changes the presentation of net periodic benefit cost on the income statement by requiring companies to present all components of net periodic benefit cost, other than service cost, outside a subtotal of income from operations. The amendment also states that only the service cost component of net periodic benefits costs is eligible for capitalization, when applicable. The amendment establishes a practical expedient that permits entities to use their previously disclosed service and other costs in their pension and other postretirement benefit plan footnotes in the prior comparative periods as the estimation basis when applying the retrospective presentation of these costs in the income statement. The Company adopted this guidance in the first quarter of 2019, and applied the new provisions on a retrospective basis for income statement presentation, and is applying the new provisions on a prospective basis for changes to capitalization of costs. Accordingly, the following amounts on the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2019, have been adjusted:

(Thousands)	As Previously Reported	Effect of Change	As Adjusted
Three Months Ended
Statements of Operations
Operation and maintenance	$57,749	$(952)	$56,797
Total operating expenses	$841,251	$(952)	$840,299
Operating income	$177,792	$952	$178,744
Other income (expense), net	$1,980	$(952)	$1,028
Six Months Ended
Statements of Operations
Operation and maintenance	$112,860	$(1,903)	$110,957
Total operating expenses	$1,471,311	$(1,903)	$1,469,408
Operating income	$253,037	$1,903	$254,940
Other income (expense), net	$8,907	$(1,903)	$7,004

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

Intangibles

In August 2018, the FASB issued ASU No. 2018-15, an amendment to ASC 350, Intangibles - Goodwill and Other, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company elected to early adopt this guidance in the second quarter of fiscal 2019, as the Company has begun work on key technology replacement and enhancement initiatives and will apply the new provisions on a prospective basis. There was no material impact to the Company's financial position, results of operations or cash flows upon adoption, however as work progresses on the Company's key technology initiatives there may be a material impact in the future.

Other Recent Updates to the Accounting Standards Codification

Leases

In February 2016, the FASB issued ASU No. 2016-02, an amendment to ASC 842, Leases, which, along with other ASU's containing minor amendments and technical corrections, provides for a comprehensive overhaul of the lease accounting model and changes the definition of a lease within the accounting literature. Under the new standard, all leases with a term greater than one year will be recorded on the balance sheet. Amortization of the related asset will be accounted for using one of two approaches prescribed by the guidance. Additional disclosures will be required to allow the user to assess the amount, timing and uncertainty of cash flows arising from leasing activities. A modified retrospective transition approach is required for leases existing at the time of adoption.

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

The Company is currently in the process of reviewing its contracts to identify all of its leases and evaluating its lease population. The Company’s operating leases primarily consist of office and land leases related to solar assets. While the Company is currently evaluating the full impact of the standard and its related updates, it expects to recognize right-of-use assets and liabilities arising from current operating leases on its statement of financial position upon adoption, however, these amounts are not reasonably estimable at this time. The Company expects to elect the package of practical expedients whereby the Company would not be required to reassess all of its leases identified, lease classifications and initial direct costs associated with leases. The Company does not expect the amendments to the standard to have any impact on its results of operations or cash flows.

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
Clean Energy Ventures operates wholly-owned solar and formerly operated wind projects that recognize revenue as electricity is generated and transferred to the customer. The performance obligation is to provide electricity to the customer in accordance with contract terms or the interconnection agreement and is satisfied upon transfer of electricity generated. Due to the sale of our wind assets, wind electricity sales ceased in February 2019.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the three months ended March 31, 2019 is as follows:

	Regulated	Unregulated
(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Home Services and Other	Total
Natural gas utility sales	$288,168	—	—	—	$288,168
Wholesale natural gas services	—	—	12,248	—	12,248
Service contracts	—	—	—	7,847	7,847
Installations and maintenance	—	—	—	4,486	4,486
Electricity sales	—	5,058	—	—	5,058
Eliminations(1)	—	—	—	(652)	(652)
Revenues from contracts with customers	288,168	5,058	12,248	11,681	317,155
Alternative revenue programs	7,901	—	—	—	7,901
Derivative Instruments	5,351	6,302	535,577	—	547,230
Eliminations(1)	—	—	(6,031)	—	(6,031)
Revenues out of scope	13,252	6,302	529,546	—	549,100
Total operating revenues	$301,420	11,360	541,794	11,681	$866,255

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the six months ended March 31, 2019 is as follows:

	Regulated	Unregulated
(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Home Services and Other	Total
Natural gas utility sales	$483,151	—	—	—	$483,151
Wholesale natural gas services	—	—	22,328	—	22,328
Service contracts	—	—	—	15,643	15,643
Installations and maintenance	—	—	—	9,180	9,180
Electricity sales	—	12,199	—	—	12,199
Eliminations(1)	—	—	—	(1,197)	(1,197)
Revenues from contracts with customers	483,151	12,199	22,328	23,626	541,304
Alternative revenue programs	7,034	—	—	—	7,034
Derivative Instruments	11,200	14,058	1,112,764	—	1,138,022
Eliminations(1)	—	—	(8,338)	—	(8,338)
Revenues out of scope	18,234	14,058	1,104,426	—	1,136,718
Total operating revenues	$501,385	26,257	1,126,754	23,626	$1,678,022

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the three months ended March 31, 2019 is as follows:

	Regulated	Unregulated
(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Home Services and Other	Total
Residential	$204,518	2,191	—	11,417	$218,126
Commercial and industrial	61,452	2,867	12,248	264	76,831
Firm transportation	20,776	—	—	—	20,776
Interruptible and off-tariff	1,422	—	—	—	1,422
Revenues out of scope	13,252	6,302	529,546	—	549,100
Total operating revenues	$301,420	11,360	541,794	11,681	$866,255

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the six months ended March 31, 2019, as follows:

	Regulated	Unregulated
(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Home Services and Other	Total
Residential	$338,208	4,323	—	23,134	$365,665
Commercial and industrial	102,180	7,876	22,328	492	132,876
Firm transportation	39,710	—	—	—	39,710
Interruptible and off-tariff	3,053	—	—	—	3,053
Revenues out of scope	18,234	14,058	1,104,426	—	1,136,718
Total operating revenues	$501,385	26,257	1,126,754	23,626	$1,678,022

Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections result in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the six months ended March 31, 2019 are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of October 1, 2018	$205,490	$7,199	$27,325
Increase (decrease)	68,434	35,651	(9,163)
Balance as of March 31, 2019	$273,924	$42,850	$18,162

The following table provides information about receivables and revenue earned on contracts in progress in excess of billings, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2019:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Home Services and Other	Eliminations	Total
Customer accounts receivable
Billed	$113,472	2,557	156,349	2,344	(798)	$273,924
Unbilled	42,850	—	—	—	—	42,850
Customers' credit balances and deposits	(18,159)	—	—	(3)	—	(18,162)
Total	$138,163	2,557	156,349	2,341	(798)	$298,612

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

NJNG's recovery of costs is facilitated through its base rates, BGSS and other regulatory tariff riders. NJNG is required to make annual filings to the BPU for review of its BGSS, CIP and various other programs and related rates. Annual rate changes are typically requested to be effective at the beginning of the following fiscal year. All rate and program changes are subject to proper notification and BPU review and approval. In addition, NJNG is also permitted to implement certain BGSS rate changes on a provisional basis with proper notification to the BPU.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	March 31, 2019	September 30, 2018
Regulatory assets-current
New Jersey Clean Energy Program	$5,772	$14,052
Underrecovered gas costs	12,093	4,137
Conservation Incentive Program	40	—
Derivatives at fair value, net	1	108
Total current regulatory assets	$17,906	$18,297
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$31,436	$33,017
Liability for future expenditures	128,897	130,800
Deferred income taxes	18,499	17,225
Derivatives at fair value, net	9	—
SAVEGREEN	5,570	8,636
Postemployment and other benefit costs	135,316	136,716
Deferred storm damage costs	9,772	10,858
Cost of removal	37,847	22,339
Other noncurrent regulatory assets	9,074	9,001
Total noncurrent regulatory assets	$376,420	$368,592
Regulatory liabilities-current
Conservation Incentive Program	$—	$6,994
Derivatives at fair value, net	3,717	1,191
Total current regulatory liabilities	$3,717	$8,185
Regulatory liabilities-noncurrent
Tax Act impact (1)	$202,912	$205,410
New Jersey Clean Energy Program	4,198	1,902
Other noncurrent regulatory liabilities	1,759	1,827
Total noncurrent regulatory liabilities	$208,869	$209,139

(1)	Reflects the re-measurement and subsequent amortization of NJNG's net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act.

Regulatory filings and/or actions that occurred during the current fiscal year include the following:

•
On December 18, 2018, the BPU approved a decrease in NJNG's EE recovery rate reflecting actual costs incurred through September 30, 2018, which will result in an annual decrease of $8.8 million, effective January 1, 2019.

•
On December 28, 2018, NJNG notified the BPU that it will increase the BGSS rate, effective February 1, 2019, resulting in an estimated $10.9 million increase to the revenues credited to BGSS from February through September 30, 2019.

•
On February 28, 2019, NJNG filed a petition with the BPU seeking authority to implement a five-year IIP. The IIP consists of two components, transmission and distribution investments and information technology replacement and enhancements. The total investment for the IIP is approximately $507 million. All approved investments will be recovered through annual filings to adjust base rates.

•
On March 29, 2019, the BPU approved NJNG’s annual SBC application requesting recovery of remediation expenses incurred through June 30, 2018, an increase in the RAC rate of $1.4 million and an increase in the NJCEP factor of $1.9 million, effective April 1, 2019.

•
On March 29, 2019, NJNG filed a petition with the BPU requesting a base rate increase of approximately $8.7 million for the recovery associated with NJ RISE and SAFE II capital investment costs of approximately $75 million made through June 30, 2019. Changes to base rates are anticipated to be effective October 1, 2019.

•
On March 29, 2019, NJNG filed a base rate case with the BPU requesting a natural gas revenue increase of $128.2 million, including a change in the Company’s overall rate of return on rate base to 7.87 percent. NJNG is also seeking permission to request recovery for SRL in a future filing, upon completion of the project.

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

Energy Services also enters into natural gas transactions in Canada and, consequently, is exposed to fluctuations in the value of Canadian currency relative to the U.S. dollar. Energy Services may utilize foreign currency derivatives to lock in the exchange rates associated with natural gas transactions denominated in Canadian currency. The derivatives may include currency forwards, futures, or swaps and are accounted for as derivatives. These derivatives are typically used to hedge demand fee payments on pipeline capacity, storage and gas purchase agreements.

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

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		March 31, 2019		September 30, 2018
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$91	$49	$85	$192
Financial commodity contracts	Derivatives - current	578	7	94	—
Energy Services:
Physical commodity contracts	Derivatives - current	4,868	17,474	7,667	18,158
	Derivatives - noncurrent	1,013	18,184	3,930	11,316
Financial commodity contracts	Derivatives - current	17,053	30,279	19,169	28,176
	Derivatives - noncurrent	12,264	6,599	6,630	11,548
Foreign currency contracts	Derivatives - current	2	210	—	126
	Derivatives - noncurrent	—	144	—	118
Home Services and Other:
Interest rate contracts	Derivatives - current	120	—	381	—
Total fair value of derivatives		$35,989	$72,946	$37,956	$69,634

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

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of December 31, 2018:
Derivative assets:
Energy Services
Physical commodity contracts	$5,881	$(1,428)	$(200)	$4,253
Financial commodity contracts	29,317	(25,458)	(2,389)	1,470
Foreign currency contracts	2	(2)	—	—
Total Energy Services	$35,200	$(26,888)	$(2,589)	$5,723
Natural Gas Distribution
Physical commodity contracts	$91	$—	$—	$91
Financial commodity contracts	578	(7)	(571)	—
Total Natural Gas Distribution	$669	$(7)	$(571)	$91
Home Services and Other
Interest rate contracts	$120	$—	$—	$120
Total Home Services and Other	$120	$—	$—	$120
Derivative liabilities:
Energy Services
Physical commodity contracts	$35,658	$(1,428)	$—	$34,230
Financial commodity contracts	36,878	(25,458)	(9,032)	2,388
Foreign currency contracts	354	(2)	—	352
Total Energy Services	$72,890	$(26,888)	$(9,032)	$36,970
Natural Gas Distribution
Physical commodity contracts	$49	$—	$—	$49
Financial commodity contracts	7	(7)	—	—
Total Natural Gas Distribution	$56	$(7)	$—	$49
As of September 30, 2018:
Derivative assets:
Energy Services
Physical commodity contracts	$11,597	$(3,944)	$(200)	$7,453
Financial commodity contracts	25,799	(18,775)	—	7,024
Total Energy Services	$37,396	$(22,719)	$(200)	$14,477
Natural Gas Distribution
Physical commodity contracts	$85	$(3)	$—	$82
Financial commodity contracts	94	—	(94)	—
Total Natural Gas Distribution	$179	$(3)	$(94)	$82
Home Services and Other
Interest rate contracts	$381	$—	$—	$381
Total Home Services and Other	$381	$—	$—	$381
Derivative liabilities:
Energy Services
Physical commodity contracts	$29,474	$(3,944)	$—	$25,530
Financial commodity contracts	39,724	(18,775)	(20,949)	—
Foreign currency contracts	244	—	—	244
Total Energy Services	$69,442	$(22,719)	$(20,949)	$25,774
Natural Gas Distribution
Physical commodity contracts	$192	$(3)	$—	$189
Total Natural Gas Distribution	$192	$(3)	$—	$189

(1)	Derivative assets and liabilities are presented on a gross basis on the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Includes transactions with NAESB netting election, transactions held by FCMs with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

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

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Six Months Ended
		March 31,		March 31,
Derivatives not designated as hedging instruments:		2019	2018	2019	2018
Energy Services:
Physical commodity contracts	Operating revenues	$171	$(11,952)	$(1,361)	$(10,742)
Physical commodity contracts	Gas purchases	3,306	(44,646)	(2,126)	(67,343)
Financial commodity contracts	Gas purchases	(2,231)	13,767	(5,187)	(12,230)
Foreign currency contracts	Gas purchases	121	(215)	(225)	(263)
Home Services and Other:
Interest rate contracts	Interest expense	(62)	121	(185)	121
Total unrealized and realized losses		$1,305	$(42,925)	$(9,084)	$(90,457)

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2019	2018	2019	2018
Natural Gas Distribution:
Physical commodity contracts	$1,436	$(12,879)	$4,413	$(15,855)
Financial commodity contracts	(1,157)	7,232	3,239	(1,576)
Interest rate contracts	—	12,534	—	8,467
Total unrealized and realized (losses) gains	$279	$6,887	$7,652	$(8,964)

NJNG and Energy Services had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		March 31, 2019	September 30, 2018
Natural Gas Distribution	Futures	32.1	27.9
	Physical	23.6	23.1
Energy Services	Futures	(4.0)	(7.0)
	Physical	18.6	51.2
	Swaps	(8.5)	(17.3)

Not included in the previous table are Energy Services' net notional amount of foreign currency transactions of approximately $4.3 million, NJR's interest rate swap, as previously discussed, and 932,000 SRECs at Energy Services that are open as of March 31, 2019.

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

(Thousands)	Balance Sheet Location	March 31, 2019	September 30, 2018
Natural Gas Distribution	Restricted broker margin accounts	$2,049	$2,038
Energy Services	Restricted broker margin accounts	$58,485	$51,681

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

Internally-rated exposure applies to counterparties that are not rated by S&P, Fitch or Moody's. In these cases, the counterparty's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by S&P, Fitch and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts, plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received.

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of March 31, 2019. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$187,355
Noninvestment grade	24,891
Internally rated investment grade	26,002
Internally rated noninvestment grade	31,345
Total	$269,593

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2019 and September 30, 2018, was $102,000 and $124,000, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on March 31, 2019 and September 30, 2018, the Company would have been required to post an additional $33,000 and $33,000, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt at NJNG and NJR, including current maturities, excluding capital leases, debt issuance costs and solar asset financing obligations, is as follows:

(Thousands)	March 31, 2019	September 30, 2018
Carrying value (1) (2) (3)	$1,172,045	$1,172,045
Fair market value	$1,200,720	$1,158,051

(1)	Excludes capital leases of $40.2 million and $35.9 million as of March 31, 2019 and September 30, 2018, respectively.

(2)	Excludes NJNG's debt issuance costs of $6.4 million and $6.5 million as of March 31, 2019 and September 30, 2018, respectively.

(3)	Excludes NJR's debt issuance costs of $1.1 million for both March 31, 2019 and September 30, 2018.

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of March 31, 2019, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

•	widely accepted and public;

•	non-proprietary and sourced from an independent third party; and

•	observable and published.

These additional adjustments are generally not considered to be significant to the ultimate recognized values.

Level 3	Inputs derived from a significant amount of unobservable market data. These include NJR's best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2019:
Assets:
Physical commodity contracts	$—	$5,972	$—	$5,972
Financial commodity contracts	26,036	3,859	—	29,895
Financial commodity contracts - foreign exchange	—	2	—	2
Interest rate contracts	—	120	—	120
Money market funds	74,923	—	—	74,923
Other	1,947	—	—	1,947
Total assets at fair value	$102,906	$9,953	$—	$112,859
Liabilities:
Physical commodity contracts	$—	$35,707	$—	$35,707
Financial commodity contracts	36,885	—	—	36,885
Financial commodity contracts - foreign exchange	—	354	—	354
Total liabilities at fair value	$36,885	$36,061	$—	$72,946
As of September 30, 2018:
Assets:
Physical commodity contracts	$—	$11,682	$—	$11,682
Financial commodity contracts	18,868	7,025	—	25,893
Interest rate contracts	—	381	—	381
Investments in equity securities	32,917	—	—	32,917
Other (1)	1,217	—	—	1,217
Total assets at fair value	$53,002	$19,088	$—	$72,090
Liabilities:
Physical commodity contracts	$—	$29,666	$—	$29,666
Financial commodity contracts	39,724	—	—	39,724
Financial commodity contracts - foreign exchange	—	244	—	244
Total liabilities at fair value	$39,724	$29,910	$—	$69,634

(1)	Includes money market funds.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INVESTMENTS IN EQUITY INVESTEES

NJR's investments in equity method investees include the following as of:

(Thousands)	March 31, 2019	September 30, 2018
Steckman Ridge (1)	$115,775	$117,001
PennEast	79,428	73,865
Total	$195,203	$190,866

(1)
Includes loans with a total outstanding principal balance of $70.4 million for both March 31, 2019 and September 30, 2018. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

The Company, through its subsidiary NJR Pipeline Company, is an investor in PennEast, which is expected to construct and operate a 120-mile natural gas pipeline that will extend from northeast Pennsylvania to western New Jersey. PennEast has advised that it currently expects the pipeline to begin construction in 2020. However, construction could be delayed beyond 2020 due to factors that are beyond PennEast’s ability to control or estimate precisely, including potential delays in obtaining (or the inability to obtain) governmental and regulatory approvals and land-use rights, and unforeseen construction delays.

NJNG and Energy Services have entered into storage and park and loan agreements with Steckman Ridge. In addition, NJNG has entered into a precedent capacity agreement with PennEast. See Note 14. Related Party Transactions for more information on these intercompany transactions.

8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share amounts)	2019	2018	2019	2018
Net income, as reported	$73,573	$140,266	$159,821	$263,965
Basic earnings per share
Weighted average shares of common stock outstanding-basic	88,836	87,595	88,692	87,295
Basic earnings per common share	$0.83	$1.60	$1.80	$3.02
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	88,836	87,595	88,692	87,295
Incremental shares (1)	392	394	401	395
Weighted average shares of common stock outstanding-diluted	89,228	87,989	89,093	87,690
Diluted earnings per common share (2)	$0.82	$1.59	$1.79	$3.01

(1)	Incremental shares consist primarily of unvested stock awards and performance shares.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share during fiscal 2019 and 2018.

9. DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	March 31, 2019	September 30, 2018	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	December 2023
Notes outstanding at end of period	$—	$87,950
Weighted average interest rate at end of period	—%	3.07%
Amount available at end of period (2)	$421,315	$322,144
Bank revolving credit facilities (1)	$100,000	$—	April 2019
Amount available at end of period	$100,000	$—
NJNG
Bank revolving credit facilities (1)	$250,000	$250,000	December 2023
Commercial paper outstanding at end of period	$45,900	$64,000
Weighted average interest rate at end of period	2.72%	2.18%
Amount available at end of period (3)	$203,369	$185,269

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $3.7 million and $14.9 million for March 31, 2019 and September 30, 2018, respectively, which reduces amount available by the same amount.

(3)	Letters of credit outstanding total $731,000 for both March 31, 2019 and September 30, 2018, which reduces the amount available by the same amount.

On December 5, 2018, NJNG entered into an Amended and Restated Credit Agreement governing a $250 million NJNG Credit Facility. The NJNG Credit Facility expires on December 5, 2023, subject to two mutual options for a one-year extension beyond that date. The NJNG Credit Facility permits the borrowing of revolving loans and swingline loans, as well as the issuance of letters of credit. The NJNG Credit Facility also includes an accordion feature, which would allow NJNG, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJNG Credit Facility in minimum increments of $50 million up to a maximum of $100 million.

On December 5, 2018, NJR entered into an Amended and Restated Credit Agreement governing a $425 million NJR Credit Facility. The NJR Credit Facility expires on December 5, 2023, subject to two mutual options for a one-year extension beyond that date. The NJR Credit Facility permits the borrowing of revolving loans and swingline loans, as well as the issuance of letters of credit. The NJR Credit Facility also includes an accordion feature, which would allow NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in minimum increments of $50 million up to a maximum of $250 million. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility.

For accounting purposes, the Company treated both of the new credit facilities as a debt modification.

On December 21, 2018, NJR entered into a four-month, $100 million revolving line of credit facility, which expired on April 18, 2019. As of March 31, 2019, there were no borrowings against the facility.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term Debt

NJNG

NJNG received $9.9 million and $7.8 million in December 2018 and 2017, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.1 million during both the six months ended March 31, 2019 and 2018.

On April 18, 2019, NJNG remarketed three FMBs, in the amount of $35.8 million, with a weighted average interest rate of 3.02 percent. The bonds have maturity dates ranging from April 2038 to April 2059.

10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	March 31,		March 31,		March 31,		March 31,
(Thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$1,846	$2,034	$3,691	$4,069	$1,101	$1,151	$2,202	$2,303
Interest cost	3,043	2,624	6,086	5,247	2,081	1,591	4,162	3,182
Expected return on plan assets	(4,764)	(4,909)	(9,527)	(9,819)	(1,379)	(1,338)	(2,758)	(2,676)
Recognized actuarial loss	1,441	1,885	2,882	3,769	1,616	1,165	3,233	2,330
Prior service cost amortization	26	26	51	53	(91)	(91)	(182)	(182)
Net periodic benefit cost	$1,592	$1,660	$3,183	$3,319	$3,328	$2,478	$6,657	$4,957

The Company does not expect to be required to make additional contributions to fund the pension plans during fiscal 2019 or 2020 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the six months ended March 31, 2019 and 2018.

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

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. During the six months ended March 31, 2019 and 2018, the Company determined there was no need to recognize any liabilities associated with uncertain tax positions.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Tax Act

On December 22, 2017, the President signed into law the Tax Act. The law made several changes to the Internal Revenue Code of 1986, as amended, the most impactful to the Company of which was a reduction in the federal corporate income tax rate from 35 percent to 21 percent that became effective January 1, 2018. Since the Company's fiscal year end is September 30, it is required by the Internal Revenue Code to calculate a statutory rate based upon the federal tax rates in effect before and after the effective date of the change in the taxable year that includes the effective date. Accordingly, the Company applied a federal statutory tax rate of 24.5 percent during fiscal 2018 and as of October 1, 2018, uses the enacted rate of 21 percent. As a result of the changes associated with the Tax Act, the Company recognized a tax benefit of $58.5 million during the six months ended March 31, 2018.

Effective Tax Rate

The forecasted effective tax rates were (5.8) percent and 17.2 percent, for the six months ended March 31, 2019 and 2018, respectively. The decrease in the effective tax rate, when compared with the prior fiscal year, is due primarily to a decrease in forecasted pre-tax income combined with the lower federal statutory rate, and an increase in forecasted tax credits for the fiscal year ending September 30, 2019. Forecasted tax credits, net of deferred income taxes, were $45.2 million and $23.2 million for fiscal 2019 and 2018, respectively.

To the extent there are discrete tax items that are not included in the forecasted effective tax rate, the actual effective tax rate will differ from the estimated annual effective tax rate. The Company recognized $1.3 million and $2.8 million during the six months ended March 31, 2019 and 2018, respectively, in excess tax benefits associated with the vesting of share-based awards, as a component of income tax (benefit) provision in its Unaudited Condensed Consolidated Statements of Operations. The six months ended March 31, 2018, also included the the changes associated with the Tax Act as previously discussed. As a result of these discrete items, NJR’s actual effective tax rate was (6.6) percent and (7.9) percent during the six months ended March 31, 2019 and 2018, respectively.

Other Tax Items

As of March 31, 2019 and September 30, 2018, the Company had federal income tax net operating losses of approximately $136.8 million. Federal net operating losses incurred before the implementation of the Tax Act can generally be carried back two years and forward 20 years and will begin to expire in fiscal 2036, with the remainder expiring by 2038. The Company expects to exercise its ability to carryback federal net operating losses to offset taxable income in prior periods.

For the net operating losses it expects to carryback, the Company estimated the portion considered refundable and recorded receivables of approximately $23 million as of March 31, 2019 and September 30, 2018, as a component of other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets. Upon filing amended federal income tax returns to carryback its remaining federal net operating losses totaling $24.5 million, the Company will reduce its taxable income in those periods and recapture federal investment tax credits of the same amount that were previously utilized to offset taxable income.

In addition, as of March 31, 2019 and September 30, 2018, the Company had ITC/PTC carryforwards of approximately $109.9 million and $121.1 million, respectively, which each have a life of 20 years. When the Company carries back the federal net operating losses noted above, it expects to recapture investment tax credits totaling $24.5 million. These recaptured tax credits are in addition to the $109.9 million and will be carried forward to offset future taxable income. The Company expects to utilize this entire carryforward, which would begin to expire in fiscal 2033.

As of March 31, 2019 and September 30, 2018, the Company had state income tax net operating losses of approximately $385.4 million and $578.8 million, respectively. These state net operating losses have varying carry forward periods dictated by the state in which they were incurred. These state carry forward periods range from seven to 20 years and would begin to expire in fiscal 2021, with the majority expiring after 2035.

On February 7, 2019, Clean Energy Ventures finalized the sale of its remaining wind assets. As a result of the sale, it is more likely than not that certain state net operating loss carryforwards will not be realizable prior to their expiration. The Company had a valuation allowance of $4 million as of March 31, 2019 and September 30, 2018, related to state net operating loss carryforwards in Montana, Iowa and Kansas. The remaining state income tax net operating losses are expected to be utilized prior to expiration.

In March 2019, the IRS commenced an examination of the Company's federal income tax return for fiscal 2016.

The State of New Jersey is conducting a general tax examination for fiscal years 2014 through 2017 related to NJRHS. All periods subsequent to those ended September 30, 2013 are statutorily open to examination.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through September 2024, for the supply, storage and transportation of natural gas. These contracts include annual fixed charges of approximately $63.8 million at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of March 31, 2019, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2019	2020	2021	2022	2023	Thereafter
Energy Services:
Natural gas purchases	$212,509	$98,677	$12,253	$—	$—	$—
Storage demand fees	16,112	26,227	15,648	11,749	6,953	2,599
Pipeline demand fees	34,875	69,617	38,650	24,811	19,186	5,424
Sub-total Energy Services	$263,496	$194,521	$66,551	$36,560	$26,139	$8,023
NJNG:
Natural gas purchases	$50,881	$44,346	$34,879	$34,844	$35,939	$38,281
Storage demand fees	18,400	33,881	24,162	15,696	9,037	6,613
Pipeline demand fees	45,416	93,593	104,462	94,029	88,231	617,010
Sub-total NJNG	$114,697	$171,820	$163,503	$144,569	$133,207	$661,904
Total	$378,193	$366,341	$230,054	$181,129	$159,346	$669,927

Legal Proceedings

Manufactured Gas Plant Remediation

NJNG is responsible for the remedial cleanup of five MGP sites, dating back to gas operations in the late 1800s and early 1900s, which contain contaminated residues from former gas manufacturing operations. NJNG is currently involved in administrative proceedings with the NJDEP, and participating in various studies and investigations by outside consultants, to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted, under NJDEP regulations.

NJNG has had discussions with the NJDEP regarding NJNG’s association with two additional sites located within its service territory, upon which former MGP operations appear to have been located in the late 1800s or early 1900s. NJNG agreed to perform a preliminary assessment and site investigation at these sites to determine if there is soil and groundwater contamination present indicative of MGP operations. Preliminary results at one of the sites indicated the existence of contaminants from gas manufacturing activities. Upon completion of the site investigation phase, a remedial investigation will be conducted to further determine the nature and extent of potential contamination. Subsequent to this effort, and if sufficient information is available, the Company should be able to evaluate remedial alternatives, select an appropriate remedy that complies with NJDEP regulations and guidance, and estimate potential remedial costs. Given the progress made to date, the uncertainties regarding the extent of potential contamination and unknown efforts that may be necessary to remediate the site, the total amount of potential costs to complete all remedial actions cannot be reasonably estimated at this time. The costs associated with the completion of site investigation activities and the remedial investigation phase are estimated to be approximately $600,000. Inclusive of this estimate, total costs incurred to date in the investigation of the site amount to approximately $1.4 million. The Company will continue to gather information to further refine and enhance its estimate of potential costs as it becomes available.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At the second site, NJNG is in the early investigatory stage, which includes conducting a preliminary assessment and site investigation to determine if there were former MGP operations active at the location and prior ownership of the site. NJNG will continue to gather information to determine whether a potential obligation exists to undertake further remedial investigation and remedial action, if any, and whether there are other potentially responsible parties.

NJNG periodically, and at least annually, performs an environmental review of MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester and Toms River, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $117.7 million to $204.1 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets of $130.8 million as of September 30, 2018, based on the most likely amount at year end and $128.9 million as of March 31, 2019, which includes adjustments for actual expenditures during fiscal 2019. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. On March 29, 2019, the BPU approved NJNG's annual SBC filing requesting an increase in the RAC, which increased the annual recovery from $7.1 million to $8.5 million, effective April 1, 2019. As of March 31, 2019, $31.4 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

Stafford Township

In February 2015, a natural gas fire and explosion occurred in Stafford Township, New Jersey as a result of a natural gas leak emanating from an underground pipe. There were no fatalities, although several employees of NJNG were injured and several homes were damaged. NJNG notified its insurance carrier and believes that any costs associated with the incident, including attorneys’ fees, property damage and other losses, will be substantially covered by insurance. All but one of the non-subrogated property damage claims and all of the personal injury claims asserted against the Company and co-defendants as well as all cross-claims have been settled subject to documentation as of April 30, 2019. The settlements will not have a material impact on the Company's financial position or results from operation.

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

Information related to the Company's various reporting segments and other operations is detailed below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2019	2018	2019	2018
Operating revenues
Natural Gas Distribution
External customers	$301,420	$317,064	$501,385	$526,851
Clean Energy Ventures
External customers	11,360	12,866	26,257	26,862
Energy Services
External customers (1)	541,794	681,475	1,126,754	1,153,646
Intercompany	6,031	43,838	8,338	49,648
Subtotal	860,605	1,055,243	1,662,734	1,757,007
Home Services and Other
External customers	11,681	7,638	23,626	16,989
Intercompany	652	623	1,197	1,229
Eliminations	(6,683)	(44,461)	(9,535)	(50,877)
Total	$866,255	$1,019,043	$1,678,022	$1,724,348
Depreciation and amortization
Natural Gas Distribution	$13,972	$13,353	$27,868	$26,136
Clean Energy Ventures	8,091	8,928	16,014	17,863
Energy Services (2)	25	15	52	29
Midstream	2	2	3	3
Subtotal	22,090	22,298	43,937	44,031
Home Services and Other	222	189	443	377
Eliminations	(1)	(27)	(237)	(94)
Total	$22,311	$22,460	$44,143	$44,314
Interest income (3)
Natural Gas Distribution	$181	$131	$380	$250
Energy Services	14	106	14	106
Midstream	945	771	2,001	1,435
Subtotal	1,140	1,008	2,395	1,791
Home Services and Other	669	354	1,105	558
Eliminations	(1,390)	(1,168)	(2,882)	(2,099)
Total	$419	$194	$618	$250

(1)	Includes sales to Canada, which are immaterial.

(2)	The amortization of acquired wholesale energy contracts is excluded above and is included in gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.

(3)	Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2019	2018	2019	2018
Interest expense, net of capitalized interest
Natural Gas Distribution	$5,762	$6,523	$11,865	$13,059
Clean Energy Ventures	4,657	4,344	10,085	8,552
Energy Services	1,624	1,203	3,511	2,460
Midstream	565	385	1,108	694
Subtotal	12,608	12,455	26,569	24,765
Home Services and Other	611	21	1,003	111
Eliminations	(710)	(678)	(1,577)	(1,173)
Total	$12,509	$11,798	$25,995	$23,703
Income tax provision (benefit)
Natural Gas Distribution	$12,266	$17,991	$18,096	$29,695
Clean Energy Ventures	(14,042)	(12,722)	(37,246)	(86,710)
Energy Services	(1,388)	23,965	8,256	37,708
Midstream	1,219	3,131	2,181	(9,712)
Subtotal	(1,945)	32,365	(8,713)	(29,019)
Home Services and Other	(659)	(1,281)	(851)	10,417
Eliminations	(348)	(183)	(349)	(665)
Total	$(2,952)	$30,901	$(9,913)	$(19,267)
Equity in earnings of affiliates
Midstream	$3,998	$4,068	$7,799	$8,197
Eliminations	(627)	(875)	(1,267)	(1,740)
Total	$3,371	$3,193	$6,532	$6,457
Net financial earnings (loss)
Natural Gas Distribution	$68,546	$60,442	$100,259	$94,551
Clean Energy Ventures	21,730	10,051	31,935	81,301
Energy Services	19,304	72,832	27,674	93,106
Midstream	4,498	1,315	8,149	18,826
Subtotal	114,078	144,640	168,017	287,784
Home Services and Other	(1,581)	(2,488)	(1,505)	(10,204)
Eliminations	(80)	(90)	(2)	(185)
Total	$112,417	$142,062	$166,510	$277,395
Capital expenditures
Natural Gas Distribution	$79,341	$55,397	$139,096	$102,787
Clean Energy Ventures	20,394	40,605	52,520	58,992
Midstream	(1,689)	—	—	—
Subtotal	98,046	96,002	191,616	161,779
Home Services and Other	5,055	1,846	5,786	3,159
Total	$103,101	$97,848	$197,402	$164,938
Investments in equity investees
Midstream	$1,457	$3,975	$1,457	$11,177
Total	$1,457	$3,975	$1,457	$11,177

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2019	2018	2019	2018
Net financial earnings (1)	$112,417	$142,062	$166,510	$277,395
Less:
Unrealized loss (gain) on derivative instruments and related transactions	10,226	(11,608)	(707)	23,246
Tax effect	(2,435)	4,716	149	(3,343)
Effects of economic hedging related to natural gas inventory	22,367	6,125	756	(19,262)
Tax effect	(5,316)	(1,715)	(180)	6,529
NFE tax adjustment	14,002	4,278	6,671	6,260
Net income (1)	$73,573	$140,266	$159,821	$263,965

(1)	Includes income tax benefit related to the Tax Act of $967,000 and $58.5 million, for the three and six months ended March 31, 2018, respectively.

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	March 31, 2019	September 30, 2018
Assets at end of period:
Natural Gas Distribution	$2,790,221	$2,663,054
Clean Energy Ventures (1)	721,162	865,018
Energy Services	320,476	396,852
Midstream	218,557	242,069
Subtotal	4,050,416	4,166,993
Home Services and Other	195,381	114,732
Intercompany assets (2)	(155,824)	(138,061)
Total	$4,089,973	$4,143,664

(1)	Includes assets held for sale of $206.9 million for September 30, 2018.

(2)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

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

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of March 31, 2019, Energy Services has entered into transactions with Steckman Ridge for varying terms, all of which expire by October 31, 2020.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2019	2018	2019	2018
Natural Gas Distribution	$1,443	$1,407	$2,916	$2,855
Energy Services	701	680	1,413	1,381
Total	$2,144	$2,087	$4,329	$4,236

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	March 31, 2019	September 30, 2018
Natural Gas Distribution	$778	$775
Energy Services	376	375
Total	$1,154	$1,150

NJNG and Energy Services have entered into various asset management agreements, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. As of March 31, 2019, NJNG and Energy Services had five asset management agreements with expiration dates ranging from March 31, 2019 through October 31, 2021.

NJNG has entered into a 15-year transportation precedent agreement for committed capacity of 180,000 Dths per day with PennEast, to commence when PennEast is in service.

15. ACQUISITIONS AND DISPOSITIONS

Acquisitions

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

Dispositions

On February 7, 2019, Clean Energy Ventures finalized the sale of its remaining wind assets to a subsidiary of Skyline Renewables LLC for a total purchase price of $208.6 million. The transaction generated a pre-tax gain of $645,000, which was recognized as a component of O&M expense on the Unaudited Condensed Consolidated Statements of Operations.

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
Natural Gas Storage

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

Net income (loss) by reporting segment and operations are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2019		2018		2019		2018
Net income (loss)
Natural Gas Distribution	$68,546	93%	$60,442	43%	$100,259	63%	$94,551	36%
Clean Energy Ventures	7,728	10	5,773	4	25,264	16	75,042	28
Energy Services	(4,460)	(6)	75,810	54	28,914	18	86,930	33
Midstream	4,498	6	1,315	1	8,149	5	18,826	7
Home Services and Other	(1,668)	(2)	(2,394)	(2)	(1,693)	(1)	(10,110)	(4)
Eliminations (1)	(1,071)	(1)	(680)	—	(1,072)	(1)	(1,274)	—
Total	$73,573	100%	$140,266	100%	$159,821	100%	$263,965	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in net income during the three months ended March 31, 2019, compared with the three months ended March 31, 2018, was driven primarily by decreased earnings at Energy Services. The decrease in net income during the six months ended March 31, 2019, compared with the six months ended March 31, 2018, was driven primarily by decreased earnings at Energy Services and an income tax benefit of $58.5 million associated with the revaluation of deferred income taxes resulting from the Tax Act during the six months ended March 31, 2018 that did not recur during the six months ended March 31, 2019. The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

Assets by reporting segment and operations are as follows:

(Thousands)	March 31, 2019		September 30, 2018
Assets
Natural Gas Distribution	$2,790,221	68%	$2,663,054	64%
Clean Energy Ventures (1)	721,162	18	865,018	21
Energy Services	320,476	8	396,852	9
Midstream	218,557	5	242,069	6
Home Services and Other	195,381	5	114,732	3
Intercompany assets (2)	(155,824)	(4)	(138,061)	(3)
Total	$4,089,973	100%	$4,143,664	100%

(1)	Includes assets held for sale of $206.9 million at September 30, 2018.

(2)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in assets was due primarily to the sale of our remaining wind assets at Clean Energy Ventures, decreased gas in storage at Energy Services and our Natural Gas Distribution segment and the sale of equity securities at Midstream, partially offset by increased utility plant, accounts receivable and unbilled revenue at our Natural Gas Distribution segment and increased solar assets at Clean Energy Ventures.

Non-GAAP Financial Measures

Our management uses NFE, a non-GAAP financial measure, when evaluating our operating results. Energy Services economically hedges its natural gas inventory with financial derivative instruments. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of the economic hedges with the physical sale of gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. There is a related tax effect on current and deferred income tax expense corresponding with this non-GAAP measure. Also included in the prior year tax effect are the impacts of the Tax Act and resulting revaluation of the deferred income taxes that arose from derivative and hedging activity as measured under NFE. The revaluation caused the effective tax rate on reconciling items to differ from the statutory rate in effect. To the extent we utilize forwards, futures, or other derivatives to hedge forecasted SREC production, unrealized gains and losses are also eliminated for NFE purposes.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2019	2018	2019	2018
Net income	$73,573	$140,266	$159,821	$263,965
Add:
Unrealized loss (gain) on derivative instruments and related transactions	10,226	(11,608)	(707)	23,246
Tax effect	(2,435)	4,716	149	(3,343)
Effects of economic hedging related to natural gas inventory (1)	22,367	6,125	756	(19,262)
Tax effect	(5,316)	(1,715)	(180)	6,529
NFE tax adjustment	14,002	4,278	6,671	6,260
Net financial earnings	$112,417	$142,062	$166,510	$277,395
Basic earnings per share	$0.83	$1.60	$1.80	$3.02
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.12	(0.13)	(0.01)	0.27
Tax effect	(0.03)	0.05	—	(0.04)
Effects of economic hedging related to natural gas inventory (1)	0.25	0.07	0.01	(0.22)
Tax effect	(0.06)	(0.02)	—	0.08
NFE tax adjustment	0.16	0.05	0.08	0.07
Basic NFE per share	$1.27	$1.62	$1.88	$3.18

(1)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reporting segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2019		2018		2019		2018
Net financial earnings (loss)
Natural Gas Distribution	$68,546	61%	$60,442	43%	$100,259	60%	$94,551	34%
Clean Energy Ventures	21,730	19	10,051	7	31,935	19	81,301	29
Energy Services	19,304	17	72,832	51	27,674	17	93,106	34
Midstream	4,498	4	1,315	1	8,149	5	18,826	7
Home Services and Other	(1,581)	(1)	(2,488)	(2)	(1,505)	(1)	(10,204)	(4)
Eliminations (1)	(80)	—	(90)	—	(2)	—	(185)	—
Total	$112,417	100%	$142,062	100%	$166,510	100%	$277,395	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in NFE during the three months ended March 31, 2019, compared with the three months ended March 31, 2018, was due primarily to lower financial margin generated at Energy Services resulting from narrower pricing spreads and less price volatility in the physical natural gas market. The decrease in NFE during the six months ended March 31, 2019, compared with the six months ended March 31, 2018, was due primarily to the income tax benefit of $58.5 million associated with the revaluation of deferred income taxes resulting from the Tax Act during the six months ended March 31, 2018, that did not recur during the six months ended March 31, 2019, and lower financial margin generated at Energy Services, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey to approximately 546,100 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. These risks include, but are not limited to, adverse economic conditions, customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

Infrastructure projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated pipeline integrity management and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals, for the six months ended March 31, 2019, and estimates of expected investments for fiscal 2019 and 2020:

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory oversight, environmental regulations, unforeseen events and the ability to access capital.

On February 28, 2019, NJNG filed a petition with the BPU seeking authority to implement a five-year Infrastructure Investment Program. The IIP consists of two components, transmission and distribution investments and information technology replacement and enhancements. The total investment for the IIP is approximately $507 million. All approved investments will be recovered through annual filings to adjust base rates.

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

On March 29, 2019, NJNG filed a petition with the BPU requesting a base rate increase of approximately $8.7 million for the recovery of NJ RISE and SAFE II capital investment costs of approximately $75 million made through June 30, 2019. Changes to base rates are anticipated to be effective October 1, 2019.

Southern Reliability Link

The SRL is an approximately 30-mile, 30-inch transmission main designed to support improved system reliability and integrity in the southern portion of NJNG’s service territory, estimated to cost between $200 million and $230 million. All approvals issued by state agencies are under appeal and certain road-opening permits are in the process of being secured. Construction began in December 2018, with an estimated in-service date in 2020.

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

	March 31, 2019	March 31, 2018
Firm customers
Residential	482,126	467,014
Commercial, industrial & other	30,562	28,926
Residential transport	24,464	30,815
Commercial transport	8,907	10,058
Total firm customers	546,059	536,813
Other	59	58
Total customers	546,118	536,871

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

During the six months ended March 31, 2019 and 2018, respectively, NJNG added 5,030 and 4,656 new customers and converted 153 and 324 existing customers to natural gas heat and other services. NJNG expects these new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $2.9 million annually to utility gross margin.

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

On December 18, 2018, the BPU approved a decrease in NJNG's EE recovery rate reflecting actual costs incurred through September 30, 2018, which will result in an annual decrease of $8.8 million, effective January 1, 2019.

Since inception, $168 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $16.1 million. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.75 percent to 10.3 percent.

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

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2019	2018	2019	2018
Weather (1)	$(363)	$3,245	$(1,831)	$1,877
Usage	4,283	(2,113)	2,343	(1,471)
Total	$3,920	$1,132	$512	$406

(1)
Compared with the CIP 20-year average, weather was 1 percent colder-than-normal and 1.5 percent warmer-than-normal during the three months ended March 31, 2019 and 2018, respectively, and 2.4 percent colder-than-normal and 0.9 percent warmer-than-normal during the six months ended March 31, 2019 and 2018, respectively.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On April 18, 2019, the BPU approved NJNG’s annual petition to maintain its BGSS rate for residential and small commercial customers and increase its balancing charge rate, resulting in a $10.3 million increase to the annual revenues credited to BGSS, as well changes to the CIP rates, which will result in a $30.9 million annual recovery decrease, effective October 1, 2018. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers and balancing charge revenues are credited to BGSS.

On December 28, 2018, NJNG notified the BPU that it will implement a BGSS increase of five percent to a typical customer’s bill effective February 1, 2019, which will result in an increase in revenues credited to BGSS of $10.9 million through September 2019.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Utility gross margin from incentive programs was $1.4 million and $2.4 million during the three months ended March 31, 2019 and 2018, respectively, and $3.4 million and $6.8 million during the six months ended March 31, 2019 and 2018, respectively.

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
(1) Data source from Platts, a division of McGraw Hill Financial.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The maximum price per MMBtu was $9.17 and $94.93 and the minimum price was $1.25 and $0.53 for the six months ended March 31, 2019 and 2018, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Societal Benefits Charge

USF

NJNG’s qualifying customers are eligible for the USF program, which is administered by the New Jersey Department of Community Affairs, to help make energy bills more affordable. In September 2018, the BPU approved NJNG’s annual USF compliance filing to increase the statewide USF rate, which will result in a $1 million annual increase, effective October 1, 2018.

Environmental Remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $128.9 million as of March 31, 2019, a decrease of $1.9 million, compared with September 30, 2018. NJNG is currently authorized to recover remediation costs of approximately $7.1 million annually, which is based on expenditures through June 30, 2017. On March 29, 2019, the BPU approved NJNG’s annual SBC application requesting recovery of remediation expenses incurred through June 30, 2018, an increase in the RAC rate of $1.4 million and an increase in the NJCEP factor of $1.9 million, effective April 1, 2019.

NJNG has had discussions with the NJDEP regarding NJNG’s association with two additional sites located within its service territory. Preliminary results at one of the sites has indicated the existence of contaminants from gas manufacturing activities. The costs associated with the completion of site investigation activities and the remedial investigation phase are estimated to be approximately $600,000. Inclusive of this estimate, total costs incurred to date in the investigation of the site amount to approximately $1.4 million. The Company will continue to gather information to further refine and enhance its estimate of potential costs as it becomes available. See Note 12. Commitments and Contingent Liabilities for a more detailed description.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 4. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2019	2018	2019	2018
Operating revenues	$301,420	$317,064	$501,385	$526,851
Operating expenses
Gas purchases (1)	145,171	141,988	237,349	226,743
Operation and maintenance	39,507	38,689	76,390	73,510
Regulatory rider expense	15,391	19,604	28,023	31,373
Depreciation and amortization	13,972	13,353	27,868	26,136
Energy and other taxes	1,599	19,263	2,943	33,013
Total operating expenses	215,640	232,897	372,573	390,775
Operating income	85,780	84,167	128,812	136,076
Other income, net	794	789	1,408	1,229
Interest expense, net of capitalized interest	5,762	6,523	11,865	13,059
Income tax provision	12,266	17,991	18,096	29,695
Net income	$68,546	$60,442	$100,259	$94,551

(1)
Includes related party transactions of approximately $7.1 million and $45.4 million for the three months ended March 31, 2019 and 2018, respectively, and $11.6 million and $52.6 million for the six months ended March 31, 2019 and 2018, respectively, the majority of which is eliminated in consolidation.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Revenues and Gas Purchases

During the three months ended March 31, 2019, compared with the three months ended March 31, 2018, operating revenues decreased by 4.9 percent and gas purchases increased 2.2 percent. During the six months ended March 31, 2019, compared with the six months ended March 31, 2018, operating revenues decreased by 4.8 percent and gas purchases increased 4.7 percent.

The factors contributing to the (decreases) increases in operating revenues and gas purchases are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019 v. 2018		2019 v. 2018
(Thousands)	Operating revenues	Gas purchases	Operating revenues	Gas purchases
ASC 606 adoption - sales tax election	(17,873)	—	$(30,277)	$—
Off-system sales	(14,457)	(14,161)	(19,902)	(19,285)
Tax Act impact to base rates	(9,176)	—	(14,913)	—
Tax Act refund (1)	8,777	—	8,777	—
Average BGSS rates	12,247	12,247	17,889	17,889
Firm sales	3,309	4,665	12,386	9,440
SAFE II/NJ RISE	3,108	—	5,052	—
CIP adjustments	2,787	—	105	—
Other (2)	(4,366)	432	(4,583)	2,562
Total (decrease) increase	$(15,644)	$3,183	$(25,466)	$10,606

(1)	Excludes sales tax of $582,000 which is included in the ASC 606 adoption - sales tax election line.

(2)	Other includes changes in rider rates, including those related to EE, NJCEP and other programs.

Off-system sales were lower due primarily to a 37.4 percent reduction in volumes, partially offset by an 6.7 percent increase in the average price of gas sold. Firm sales increased primarily due to customer growth and higher usage related to weather being 3.5 percent colder during the six months ended March 31, 2019, compared with the six months ended March 31, 2018.

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

Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure to NJNG's utility gross margin, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2019	2018	2019	2018
Operating revenues	$301,420	$317,064	$501,385	$526,851
Less:
Gas purchases	145,171	141,988	237,349	226,743
Energy taxes (1)	—	17,873	—	30,277
Regulatory rider expense	15,391	19,604	28,023	31,373
Utility gross margin	$140,858	$137,599	$236,013	$238,458

(1)
Energy taxes does not include sales tax during the three and six months ended March 31, 2019, due to the adoption of ASC 606, Revenue from Contracts with Customers. Energy taxes includes only sales tax on operating revenues during the six months ended March 31, 2018, excluding tax-exempt sales.

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

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2019		2018		2019		2018
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$99,645	22.6	$94,555	22.5	$163,784	37.1	$159,290	36.1
Commercial, industrial and other	20,673	5.0	19,230	4.2	34,019	7.8	33,148	6.8
Firm transportation	17,871	5.2	20,177	6.6	32,267	9.6	36,437	11.2
Total utility firm gross margin/throughput	138,189	32.8	133,962	33.3	230,070	54.5	228,875	54.1
BGSS incentive programs	1,402	28.4	2,360	36.7	3,357	55.8	6,795	75.4
Interruptible/off-tariff agreements	1,267	7.8	1,277	8.5	2,586	12.8	2,788	18.4
Total utility gross margin/throughput	$140,858	69.0	$137,599	78.5	$236,013	123.1	$238,458	147.9

Utility Firm Gross Margin

Utility firm gross margin increased $4.2 million and $1.2 million during the three and six months ended March 31, 2019, respectively, compared with the three and six months ended March 31, 2018, due primarily to customer growth and an increase in rates related to the NJ RISE/SAFE II programs, partially offset by decreased base rates due to the lower federal income tax rate resulting from the Tax Act.

BGSS Incentive Programs

The factors contributing to the change in utility gross margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2019 v. 2018	2019 v. 2018
Storage	$84	$(1,505)
Capacity release	(744)	(1,315)
Off-system sales	(298)	(618)
Total decrease	$(958)	$(3,438)

The decrease during the three months ended March 31, 2019, compared with the three months ended March 31, 2018, was due primarily to a decrease in capacity release volume, as well as lower margins in off-system sales. The decrease during the six months ended March 31, 2019, compared with the six months ended March 31, 2018, was due primarily to fewer market opportunities for the storage incentive program, a decrease in capacity release volume, as well as lower margins in off-system sales.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operation and Maintenance Expense

The factors contributing to the increase in O&M expense are as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2019 v. 2018	2019 v. 2018
Shared corporate costs	$1,335	$2,716
Compensation and benefits (1)	47	1,096
Donations	(28)	(753)
Other	(536)	(179)
Total increase	$818	$2,880

(1)	Includes higher compensation costs due to increased headcount, partially offset by a recalculation of paid time off for certain union employees as part of recent collective bargaining agreement.

Depreciation Expense

Depreciation expense increased $619,000 and $1.7 million during the three and six months ended March 31, 2019, respectively, compared with the three and six months ended March 31, 2018, as a result of additional utility plant being placed into service.

Income Tax Provision

Income tax provision decreased $5.7 million and $11.6 million during the three and six months ended March 31, 2019, respectively, compared with the three and six months ended March 31, 2018, due primarily to the lower income tax rate and the amortization of overcollected taxes included in base rates primarily related to timing differences associated with utility plant deprecation resulting from the Tax Act.

Net Income

Net income increased $8.1 million during three months ended March 31, 2019, compared with the three months ended March 31, 2018, due primarily to customer growth and increased rates related to the NJ RISE/SAFE II programs. Net income increased $5.7 million during six months ended March 31, 2019, compared with the six months ended March 31, 2018, due primarily to customer growth and increased rates related to the NJ RISE/SAFE II programs, partially offset by increased O&M, as previously discussed.

Clean Energy Ventures Segment

Overview

Our Clean Energy Ventures segment actively pursues opportunities in the renewable energy markets. Clean Energy Ventures enters into various agreements to install solar net-metered systems for residential and commercial customers, as well as large commercial grid-connected projects. In addition, Clean Energy Ventures enters into various long-term agreements, including PPAs, to supply energy from commercial solar projects.

The primary contributors toward the value of qualifying clean energy projects are tax incentives and SRECs. Changes in the federal statutes related to the ITC or in the marketplace and/or relevant legislation surrounding solar renewable energy credits, could significantly affect future results.

Solar

Since inception, Clean Energy Ventures has constructed a total of 254.1 MW of solar capacity and has an additional 31.3 MW under construction. During the six months ended March 31, 2019, NJRCEV placed into service two commercial projects totaling approximately 19.2 MW of solar capacity. There were no commercial projects placed into service during the six months ended March 31, 2018. Projects that are placed in service through December 31, 2019, qualify for a 30-percent federal ITC. The credit will decline to 26 percent for property under construction during 2020 and to 22 percent for property under construction during 2021. The ITC will be reduced to 10 percent for any property that is under construction before 2022, but not placed in service before 2024.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Clean Energy Ventures may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of six to 15 years. The Company will continue to operate the solar assets and are responsible for related expenses and entitled to retain the revenue generated from SRECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. Clean Energy Ventures did not enter into any sale-leaseback transactions for its commercial solar assets during the six months ended March 31, 2019 and 2018, and currently does not expect that it will enter into any such transactions through the end of the fiscal year.

As part of its solar investment portfolio, Clean Energy Ventures operates a residential solar program, The Sunlight Advantage®, that provides qualifying homeowners the opportunity to have a solar system installed at their home with no installation or maintenance expenses. Clean Energy Ventures owns, operates and maintains the system over the life of the contract in exchange for monthly payments. Clean Energy Ventures' residential solar leasing program installed approximately 1.9 MW of capacity for 189 customers, and 1.8 MW of capacity for 200 customers during the three months ended March 31, 2019 and 2018, respectively, and 3.6 MW of capacity for 355 customers and 3.6 MW of capacity for 391 customers during the six months ended March 31, 2019 and 2018, respectively.

The Company had $59 million and $11.4 million of solar-related capital expenditures that were ITC-eligible and placed in service during six months ended March 31, 2019 and 2018, respectively.

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

	Six Months Ended
	March 31,
	2019	2018
Inventory balance as of October 1,	105,192	48,357
SRECs generated	100,451	88,056
SRECs delivered	(68,820)	(55,680)
Inventory balance as of March 31,	136,823	80,733

During the six months ended March 31, 2019, SRECs generated increased inventory by 14.1 percent, compared with the six months ended March 31, 2018, and the average SREC sales price was $192 and $221 during the six months ended March 31, 2019, and 2018, respectively.

Clean Energy Ventures hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2019	99%
2020	100%
2021	87%
2022	21%

(1)	Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of SRECs by our solar assets. All related costs are included as a component of O&M expenses on the Unaudited Condensed Consolidated Statements of Operations, including such expenses as facility maintenance and various fees.

Onshore Wind

Clean Energy Ventures invested in small to mid-size onshore wind projects that fit its investment profile. The wind projects were eligible for PTCs for a 10-year period following commencement of operations and have PPAs of various terms in place, which typically govern the sale of energy, capacity and/or renewable energy credits. Once a wind installation commenced operations,

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

each MWh of electricity produced created a REC that represented the renewable energy attribute of the wind-electricity generated that can be sold to third parties. There are no direct costs associated with the production of RECs by our wind assets and all related costs were included as a component of O&M expenses on the Unaudited Condensed Consolidated Statements of Operations.

In June 2018, Clean Energy Ventures completed the sale of its membership interest in its 9.7 MW wind farm in Two Dot, Montana to NorthWestern Energy for a total purchase price of $18.5 million. The transaction generated a pre-tax gain of approximately $951,000, which was recognized as a reduction to O&M on the Unaudited Condensed Consolidated Statements of Operations.

On February 7, 2019, Clean Energy Ventures finalized the sale of its remaining wind assets to a subsidiary of Skyline Renewables LLC for total proceeds of $208.6 million. The transaction generated a pre-tax gain of $645,000, which was recognized as a component of O&M expense on the Unaudited Condensed Consolidated Statements of Operations.

Operating Results

Clean Energy Ventures’ financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2019	2018	2019	2018
Operating revenues	$11,360	$12,866	$26,257	$26,862
Operating expenses
Operation and maintenance	4,546	6,206	11,240	11,304
Depreciation and amortization	8,091	8,928	16,014	17,863
Other taxes	297	265	751	669
Total operating expenses	12,934	15,399	28,005	29,836
Operating loss	(1,574)	(2,533)	(1,748)	(2,974)
Other expense, net	(83)	(72)	(149)	(142)
Interest expense, net	4,657	4,344	10,085	8,552
Income tax benefit	(14,042)	(12,722)	(37,246)	(86,710)
Net income	$7,728	$5,773	$25,264	$75,042

Operating Revenues

Operating revenues decreased $1.5 million and $605,000 during the three and six months ended March 31, 2019, respectively, compared with the three and six months ended March 31, 2018, due primarily to decreased wind electricity sales as a result of the sale of the remaining wind assets on February 7, 2019, partially offset by increased electricity sales from solar assets and increased SREC revenue.

Operation and Maintenance Expense

O&M expense decreased $1.7 million during the three months ended March 31, 2019, compared with the three ended March 31, 2018, due primarily to a pre-tax gain of 645,000, associated with the sale of the wind assets, as well as a decrease in maintenance costs and consulting expense.

O&M expense decreased $64,000 during the three and six months ended March 31, 2019, compared with the three and six months ended March 31, 2018, due primarily to a pre-tax gain of 645,000, associated with the sale of the wind assets, partially offset by higher compensation costs and shared corporate costs.

Depreciation Expense

Depreciation expense decreased $837,000 and $1.8 million during the three and six months ended March 31, 2019, respectively, compared with the three and six months ended March 31, 2018, due primarily to depreciation on wind assets no longer being recorded, partially offset by increases in solar capital additions placed in service.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Income Tax Benefit

Income tax benefit increased $1.3 million during the three months ended March 31, 2019, compared with the three months ended March 31, 2018, due primarily to an increase in ITCs recognized. Income tax benefit decreased $49.5 million during the six months ended March 31, 2019, compared with the six months ended March 31, 2018, due primarily to an income tax benefit of $63.1 million associated with the revaluation of deferred income taxes resulting from the Tax Act during the six months ended March 31, 2018, that did not recur during the six months ended March 31, 2019, partially offset by an increase in ITCs recognized.

Net Income

Net income increased $2 million during the three months ended March 31, 2019, compared with the three months ended March 31, 2018, due primarily to the pre-tax gain recognized on the sale of the remaining wind assets, decreased O&M expenses and increased income tax benefit, as previously discussed. Net income decreased $49.8 million during the six months ended March 31, 2019, compared with the six months ended March 31, 2018, due primarily to the decreased income tax benefit, as previously discussed.

Non-GAAP Financial Measures

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating the operating results of Clean Energy Ventures. GAAP requires us, during the interim periods, to estimate our annual effective tax rate and use this rate to calculate the year-to-date tax provision. We also determine an annual estimated effective tax rate for NFE purposes and calculate a quarterly tax adjustment based on the differences between our forecasted net income and our forecasted NFE for the fiscal year. This adjustment is applied to Clean Energy Ventures, as such adjustment is primarily related to tax credits generated by Clean Energy Ventures. No adjustment is needed during the fourth quarter, since the actual effective tax rate is calculated at year end. Accordingly, for NFE purposes, the annual estimated effective tax rate is (10.2) percent for fiscal 2019 and 15.3 percent for fiscal 2018.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2019	2018	2019	2018
Net income	$7,728	$5,773	$25,264	$75,042
Add:
Net income to NFE tax adjustment	14,002	4,278	6,671	6,259
Net financial earnings	$21,730	$10,051	$31,935	$81,301

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

Operating Results

Energy Services’ financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2019	2018	2019	2018
Operating revenues (1)	$547,825	$725,313	$1,135,092	$1,203,294
Operating expenses
Gas purchases (including demand charges (2)(3))	546,395	622,347	1,082,903	1,068,557
Operation and maintenance	5,367	1,076	10,640	5,512
Depreciation and amortization	25	15	52	29
Other taxes	294	1,019	867	2,236
Total operating expenses	552,081	624,457	1,094,462	1,076,334
Operating (loss) income	(4,256)	100,856	40,630	126,960
Other income, net	32	122	51	138
Interest expense, net	1,624	1,203	3,511	2,460
Income tax (benefit) provision	(1,388)	23,965	8,256	37,708
Net (loss) income	$(4,460)	$75,810	$28,914	$86,930

(1)
Includes related party transactions of approximately $6 million and $43.8 million for the three months ended March 31, 2019 and 2018, respectively, and $8.3 million and $49.6 million for the six months ended March 31, 2019 and 2018, respectively, which are eliminated in consolidation.

(2)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to ten years.

(3)
Includes related party transactions of approximately $1.1 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively, and $2.3 million and $2.3 million for the six months ended March 31, 2019 and 2018, respectively, a portion of which is eliminated in consolidation.

Energy Services' portfolio of financial derivative instruments are composed of:

	Six Months Ended
	March 31,
(in Bcf)	2019	2018
Net short futures contracts	12.5	38.4

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Revenues and Gas Purchases

Operating revenues decreased $177.5 million and gas purchases decreased $76 million during the three months ended March 31, 2019, compared with the three months ended March 31, 2018, due primarily to less price volatility in the physical gas market. Operating revenues decreased $68.2 million and gas purchases increased $14.3 million during the six months ended March 31, 2019, compared with the six months ended March 31, 2018, due primarily to less market volatility and decreased volumes.

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

Operation and Maintenance Expense

O&M expense increased $4.3 million and $5.1 million during the three and six months ended March 31, 2019, respectively, compared with the three and six months ended months ended March 31, 2018, due primarily to a pre-tax gain of $3.7 million associated with the sale of NJR Retail Services Company in February 2018, as well as increased compensation costs and share corporate costs.

Income Tax Provision

Income tax provision decreased $25.4 million during the three months ended March 31, 2019, compared with the three months ended March 31, 2018, due primarily to decreased operating income. Income tax provision decreased $29.5 million during the six months ended March 31, 2019, compared with the six months ended March 31, 2018, due primarily to decreased operating income, along with income tax expense of $7.7 million during the six months ended March 31, 2018, associated with the revaluation of deferred income taxes that did not recur during the six months ended March 31, 2019.

Net Income

Net income decreased $80.3 million and $58 million during the three and six months ended March 31, 2019, compared with the three months ended March 31, 2018, respectively, due primarily to decreased operating income, partially offset by the related decrease in income tax provision.

Non-GAAP Financial Measures

Management uses financial margin and NFE, non-GAAP financial measures, when evaluating the operating results of Energy Services. Financial margin and NFE are based on removing timing differences associated with certain derivative instruments, as discussed above. There is a related tax effect on current and deferred income tax expense corresponding with NFE. Also included in the tax effect are the impacts of the Tax Act and resulting revaluation of the deferred income taxes that arose from derivative and hedging activity as measured under NFE. The revaluation caused the effective tax rate on reconciling items to differ from the statutory rate in effect for the six months ended March 31, 2018.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Financial Margin

The following table is a computation of Energy Services' financial margin:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2019	2018	2019	2018
Operating revenues (1)	$547,825	$725,313	$1,135,092	$1,203,294
Less: Gas purchases	546,395	622,347	1,082,903	1,068,557
Add:
Unrealized loss (gain) on derivative instruments and related transactions	8,805	(12,249)	(2,372)	21,624
Effects of economic hedging related to natural gas inventory (2)	22,367	6,125	756	(19,262)
Financial margin	$32,602	$96,842	$50,573	$137,099

(1)
Includes unrealized losses related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $1.3 million and $762,000 for the three months ended March 31, 2019 and 2018, respectively, and $1.4 million and $1.7 million for the six months ended March 31, 2019 and 2018, respectively.

(2)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

A reconciliation of operating income, the closest GAAP financial measure, to Energy Services' financial margin is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2019	2018	2019	2018
Operating (loss) income	$(4,256)	$100,856	$40,630	$126,960
Add:
Operation and maintenance	5,367	1,076	10,640	5,512
Depreciation and amortization	25	15	52	29
Other taxes	294	1,019	867	2,236
Subtotal	1,430	102,966	52,189	134,737
Add:
Unrealized loss (gain) on derivative instruments and related transactions	8,805	(12,249)	(2,372)	21,624
Effects of economic hedging related to natural gas inventory	22,367	6,125	756	(19,262)
Financial margin	$32,602	$96,842	$50,573	$137,099

Financial margin decreased $64.2 million and $86.5 million during the three and six months ended March 31, 2019, compared with the three and six months ended March 31, 2018, respectively, due primarily to narrower pricing spreads and less price volatility in the physical natural gas market.

Net Financial Earnings

A reconciliation of Energy Services' net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2019	2018	2019	2018
Net (loss) income	$(4,460)	$75,810	$28,914	$86,930
Add:
Unrealized loss (gain) on derivative instruments and related transactions	8,805	(12,249)	(2,372)	21,624
Tax effect (1)	(2,092)	4,861	556	(2,715)
Effects of economic hedging related to natural gas inventory	22,367	6,125	756	(19,262)
Tax effect	(5,316)	(1,715)	(180)	6,529
Net financial earnings	$19,304	$72,832	$27,674	$93,106

(1)
Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $(310,000) and $(172,000) for the three months ended March 31, 2019 and 2018, respectively, and $(334,000) and $(654,000) for the six months ended March 31, 2019 and 2018, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NFE decreased $53.5 million during the three months ended March 31, 2019, compared with the three months ended March 31, 2018, due primarily to lower financial margin. NFE decreased $65.4 million during the six months ended March 31, 2019, compared with the six months ended March 31, 2018, due primarily to lower financial margin, as well as income tax expense of $7.7 million associated with the revaluation of deferred income taxes resulting from the Tax Act, during the six months ended March 31, 2018, that did not recur during the six months ended March 31, 2019.

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

PennEast received a Certificate of Public Convenience and Necessity for the project from FERC on January 19, 2018. PennEast has advised that it currently expects the pipeline to begin construction in 2020. However, construction could be delayed beyond 2020, due to factors beyond PennEast’s ability to control or estimate precisely, including potential delays in obtaining (or the inability to obtain) governmental and regulatory approvals and land-use rights, and unforeseen construction delays. As of March 31, 2019, our net investments in Steckman Ridge and PennEast were $115.8 million and $79.4 million, respectively.

Operating Results

The financial results of our Midstream segment are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2019	2018	2019	2018
Equity in earnings of affiliates	$3,998	$4,068	$7,799	$8,197
Operation and maintenance	$1,067	$589	$1,703	$961
Other income, net	$3,354	$1,356	$5,346	$2,577
Interest expense, net	$565	$385	$1,108	$694
Income tax provision (benefit)	$1,219	$3,131	$2,181	$(9,712)
Net income	$4,498	$1,315	$8,149	$18,826

Equity in earnings of affiliates decreased $70,000 and $398,000 during the three and six months ended March 31, 2019, compared with the three and six months ended March 31, 2018, due primarily to decreases in storage revenue and increases in debt service costs at Steckman Ridge, partially offset by an increase in AFUDC earned at PennEast.

O&M expense increased $478,000 and $742,000 during the three and six months ended March 31, 2019, respectively, compared with the three and six months ended months ended March 31, 2018, due primarily to increased shared corporate costs and consulting expenses.

Other income increased $2 million and $2.8 million during the three and six months ended March 31, 2019, respectively, compared with the three and six months ended March 31, 2018, due primarily to the realized and unrealized gains of $1.6 million associated with the sale of Dominion shares and increased dividend income associated with our investment in equity securities.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Income taxes decreased $1.9 million during the three months ended March 31, 2019, compared with the three months ended March 31, 2018, due primarily to the recognition of stranded tax effects reclassified from AOCI related to an other-than-temporary loss on equity securities that was recorded in March 2018, that did not recur. Income taxes increased $11.9 million during the six months ended March 31, 2019, due primarily to an income tax benefit of $13.8 million associated with the revaluation of deferred income taxes resulting from the Tax Act during the six months ended March 31, 2018, that did not recur during the six months ended March 31, 2019.

Net income increased $3.2 million during the three months ended March 31, 2019, compared with the three months ended March 31, 2018, due primarily to increased other income and the decrease in income tax expense as previously discussed. Net income decreased $10.7 million six months ended March 31, 2019, compared with the six months ended March 31, 2018, due primarily to the decreased income tax benefit, partially offset by increased other income, as previously discussed.

Home Services and Other Operations

Overview

The financial results of Home Services and Other consist primarily of the operating results of NJRHS. NJRHS provides service, sales and installation of appliances to approximately 109,000 service contract customers and has been focused on growing its installation business and expanding its service contract customer base. Home Services and Other also includes organizational expenses incurred at NJR and rental income at CR&R.

Operating Results

The consolidated financial results of Home Services and Other are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2019	2018	2019	2018
Operating revenues	$12,333	$8,261	$24,823	$18,218
Operation and maintenance	$13,004	$10,734	$24,030	$20,611
Energy and other taxes	$873	$993	$1,743	$2,113
Other income, net	$50	$—	$(148)	$5,301
Income tax (benefit) provision	$(659)	$(1,281)	$(851)	$10,417
Net loss	$(1,668)	$(2,394)	$(1,693)	$(10,110)

Operating revenue increased $4.1 million and $6.6 million during the three and six months ended March 31, 2019, compared with the three and six months ended March 31, 2018, due primarily to increased contract revenue at NJRHS resulting from the adoption of ASC 606, Revenue from Contracts with Customers. As of October 1, 2018, NJRHS recognizes contract revenue on a straight line basis over the term of the contract. Previously, contract revenue was recognized on a seasonal basis based on demand for services.

O&M increased $2.3 million and $3.4 million during the three and six months ended March 31, 2019, compared with the three and six months ended March 31, 2018, due primarily to increased consulting expenses related to technology improvement projects as well as increased compensation costs.

Other income, net remained relatively flat during the three months ended March 31, 2019, compared with the three months ended March 31, 2018. Other income, net decreased $5.4 million during the six months ended March 31, 2019, compared with the six months ended March 31, 2018, due primarily to the sale of equity securities in an energy company, which resulted in a pre-tax gain of $5.3 million during the six months ended March 31, 2018.

Income tax benefit remained relatively flat during the three months ended March 31, 2019, compared with the three months ended March 31, 2018. Income tax provision decreased $11.3 million during the six months ended March 31, 2019, compared with the six months ended March 31, 2018, due primarily to income tax expense of $10.7 million associated with the revaluation of deferred income taxes resulting from the Tax Act during the six months ended March 31, 2018, that did not recur during the six months ended March 31, 2019.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net loss decreased $726,000 and $8.4 million during the three and six months ended March 31, 2019, compared with the three and six months ended March 31, 2018, due primarily to the increase in operating revenue and decrease in income tax provision, partially offset by the decrease in other income, net and the increase in O&M, as previously discussed.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2019	2018	2019	2018
Net loss	$(1,668)	$(2,394)	$(1,693)	$(10,110)
Add:
Unrealized loss (gain) on derivative instruments and related transactions	120	(121)	261	(121)
Tax effect	(33)	27	(73)	27
Net financial loss	$(1,581)	$(2,488)	$(1,505)	$(10,204)

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

Our consolidated capital structure was as follows:

	March 31, 2019	September 30, 2018
Common stock equity	54%	49%
Long-term debt	40	41
Short-term debt	6	10
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $24.5 million and $22.7 million of equity by issuing approximately 507,000 and 554,000 shares of common stock through the waiver discount feature of the DRP during the six months ended March 31, 2019 and 2018, respectively. NJR also raised $9.5 million and $9.9 million of equity through the DRP by issuing approximately 205,000 and 242,000 shares of treasury stock, during the six months ended March 31, 2019 and 2018, respectively.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of March 31, 2019, we repurchased a total of approximately 17.1 million of those shares and may repurchase an additional 2.4 million shares under the approved program. There were no shares repurchased during the six months ended March 31, 2019 and 2018.

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

We believe that as of March 31, 2019, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of March 31, 2019, NJR had revolving credit facilities totaling $525 million, with $521.3 million available under the facilities.

NJNG satisfies its debt needs by issuing short-term and long-term debt based on its financial profile. The seasonal nature of NJNG's operations creates large short-term cash requirements, primarily to finance natural gas purchases and customer accounts receivable. NJNG obtains working capital for these requirements, and for the temporary financing of construction and MGP remediation expenditures and energy tax payments, based on its financial profile, through the issuance of commercial paper supported by the NJNG Credit Facility or through short-term bank loans under the NJNG Credit Facility.

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of March 31, 2019, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $203.4 million.

Short-term borrowings were as follows:

	Three Months Ended	Six Months Ended
(Thousands)	March 31, 2019
NJR
Notes Payable to banks:
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Average balance for the period	$162,767	$190,212
Weighted average interest rate for average balance	3.44%	3.33%
Month end maximum for the period	$268,050	$280,000
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$45,900	$45,900
Weighted average interest rate at end of period	2.72%	2.72%
Average balance for the period	$64,045	$80,606
Weighted average interest rate for average balance	2.76%	2.65%
Month end maximum for the period	$68,700	$123,500

Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in the November through January time frame.

NJR

Based on its average borrowings during the three and six months ended March 31, 2019, NJR's average interest rate was 3.44 percent and 3.33 percent, respectively, resulting in interest expense of approximately $1.4 million and $3.1 million, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of March 31, 2019, NJR had three letters of credit outstanding totaling $3.7 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

On December 5, 2018, NJR entered into an Amended and Restated Credit Agreement governing a $425 million NJR Credit Facility. The NJR Credit Facility expires on December 5, 2023, subject to two mutual options for a one-year extension beyond that date. The NJR Credit Facility permits the borrowing of revolving loans and swingline loans, as well as the issuance of letters of credit. The NJR Credit Facility also includes an accordion feature, which would allow NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in minimum increments of $50 million up to a maximum of $250 million. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility.

On December 21, 2018, NJR entered into a four-month $100 million revolving line of credit facility, which expired on April 18, 2019. As of March 31, 2019, there were no borrowings against the facility.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

As noted above, based on its average borrowings during the three and six months ended March 31, 2019, NJNG's average interest rate was 2.76 percent and 2.65 percent, respectively, resulting in interest expense of approximately $444,000 and $1.1 million, respectively.

As of March 31, 2019, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

On December 5, 2018, NJNG entered into an Amended and Restated Credit Agreement governing a $250 million NJNG Credit Facility. The NJNG Credit Facility expires on December 5, 2023, subject to two mutual options for a one-year extension beyond that date. The NJNG Credit Facility permits the borrowing of revolving loans and swingline loans, as well as the issuance of letters of credit. The NJNG Credit Facility also includes an accordion feature, which would allow NJNG, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJNG Credit Facility in minimum increments of $50 million up to a maximum of $100 million.

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

Long-Term Debt

NJR

As of March 31, 2019, NJR had the following outstanding:

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

NJNG

As of March 31, 2019, NJNG's long-term debt consisted of $575 million in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2048, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $29.6 million in capital leases with various maturities ranging from 2019 to 2025.

On April 18, 2019, NJNG remarketed three FMBs, in the amount of $35.8 million, with a weighted average interest rate of 3.02 percent. The bonds have maturity dates ranging from April 2038 to April 2059.

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

Sale-Leaseback

NJNG

NJNG received $9.9 million and $7.8 million in December 2018 and 2017, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.1 million during both the six months ended March 31, 2019 and 2018. NJNG continues to evaluate this sale-leaseback program based on current market conditions. As noted, natural gas meters are accepted as property under the Mortgage Indenture.

Clean Energy Ventures

Clean Energy Ventures has entered into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over six to 15-year terms. These sale-leasebacks are financing obligations secured by the solar assets and related future cash flows from SREC and energy sales. ITCs and other tax benefits associated with these solar projects were transferred to the buyer. Clean Energy Ventures will continue to operate the solar projects and retain ownership of SRECs generated, and has the option to renew the lease or repurchase the assets at the end of the lease term per the terms of the arrangement. Clean Energy Ventures did not enter into sale-leasebacks transactions during the six months ended March 31, 2019 and 2018.

Contractual Obligations

NJNG's total capital expenditures are projected to be $338.9 million and $448.6 million, in fiscal 2019 and 2020, respectively. Total capital expenditures spent or accrued during the six months ended March 31, 2019, were $142.7 million. NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

capacity under its revolving credit facility and the issuance of long-term debt. As of March 31, 2019, NJNG's future MGP expenditures are estimated to be $128.9 million. For a more detailed description of MGP expenditures see Note 12. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

Clean Energy Ventures' expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. During the six months ended March 31, 2019, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were $51.3 million. An additional $62.5 million has been committed for solar projects to be placed into service during fiscal 2019 and beyond. We estimate solar-related capital expenditures for projects during fiscal 2019 to be between $153 million and $167 million.

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

During the six months ended March 31, 2019, capital expenditures related to our Midstream investment in the Adelphia project were $4.6 million. We estimate expenditures to be between $230 million and $270 million in fiscal 2019. During the six months ended March 31, 2018, capital expenditures related to our Midstream investment in the PennEast pipeline project were $1.5 million. We estimate expenditures related to our Midstream investment in the PennEast project to be between $4 million and $14 million in fiscal 2019.

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

Off-Balance-Sheet Arrangements

Our off-balance-sheet arrangements consist of guarantees covering approximately $339.6 million of natural gas purchases, SREC sales and demand fee commitments and outstanding letters of credit totaling $4.4 million.

Cash Flows

Operating Activities

Cash flows from operating activities during the six months ended March 31, 2019, totaled $171.8 million compared with $312.5 million during the six months ended March 31, 2018. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The decrease of $140.7 million in cash flows from operating activities during the six months ended March 31, 2019, compared with the six months ended March 31, 2018, was due primarily to lower financial margin generated at Energy Services along with increased working capital requirements.

Investing Activities

Cash flows from investing activities totaled $42.5 million during the six months ended March 31, 2019, compared with Cash flows (used in) investing activities totaling $(168.8) million during the six months ended March 31, 2018. The increase of $211.3 million was due primarily to proceeds, net of closing costs, from the sale of our wind assets of $205.7 million and Dominion shares of $34.5 million, partially offset by an increase in expenditures of $36.3 million and $6.5 million for utility plant and solar projects, respectively.

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

Cash flows used in financing activities totaled $132.5 million during the six months ended March 31, 2019, compared with $140.9 million during the six months ended March 31, 2018. The decrease of $8.5 million is due primarily to payments of short-term debt at NJR and NJNG and an increase in dividends paid to shareowners.

Credit Ratings

The table below summarizes NJNG's credit ratings as of March 31, 2019, issued by three rating entities, S&P, Moody's and Fitch:

	S&P	Moody's	Fitch
Corporate Rating	BBB+	N/A	A-
Commercial Paper	A-2	P-1	F-2
Senior Secured	A	Aa3	A+
Ratings Outlook	Negative	Negative	Stable

On November 29, 2018, Fitch assigned a first-time long-term issuer default rating to NJNG. The rating reflects a constructive regulatory environment, including margin decoupling and fuel cost recovery, and strong customer growth. Other considerations were the weakened credit metrics driven by the impact of tax reform and an elevated capital program, with a substantial portion of investment recovered under tracking mechanisms. On March 28, 2019, Fitch affirmed the ratings outlook as stable.

On February 8, 2019, Moody’s revised NJNG's secured rating from Aa2 to Aa3. This change reflects Moody’s view that the Company's credit measures are expected to deteriorate due to loss of cash flow from deferred taxes, lower authorized returns and peak capital programs in 2019 and 2020. These measures are mitigated by the credit supportive regulatory rate construct and NJNG's recovery mechanism. Management's response and regulatory outcomes have partially mitigated some of the near term negative cash flow impacts related to tax reform. This action does not currently affect any of NJNG’s short or long term borrowing rates.

The S&P rating was reaffirmed on August 18, 2018. NJNG's S&P, Moody's and Fitch ratings are investment-grade ratings. NJR is not a rated entity.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2018	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2019
Natural Gas Distribution	$94	(1,482)	(1,959)	$571
Energy Services	(13,925)	(7,727)	(14,091)	(7,561)
Total	$(13,831)	(9,209)	(16,050)	$(6,990)

There were no changes in methods of valuations during the six months ended March 31, 2019.

The following is a summary of fair market value of financial derivatives at March 31, 2019, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2019	2020	2021 - 2023	After 2023	Total Fair Value
Price based on NYMEX/CME	$1,689	1,542	629	—	$3,860
Price based on ICE	(1,285)	(7,578)	(1,987)	—	(10,850)
Total	$404	(6,036)	(1,358)	—	$(6,990)

The following is a summary of financial derivatives by type as of March 31, 2019:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	32.1	2.06 - 2.94	$571
Energy Services	Futures	(4.0)	.93 - 4.43	(11,421)
	Swaps	(8.5)	2.72 - 3.46	3,860
Total				$(6,990)

(1)	Million British thermal unit

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2018	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2019
Natural Gas Distribution - Prices based on other external data	$(107)	2,558	2,409	$42
Energy Services - Prices based on other external data	(17,877)	(18,287)	(6,387)	(29,777)
Total	$(17,984)	(15,729)	(3,978)	$(29,735)

The following table reflects the changes in the fair market value of interest rate contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2018	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2019
Home Services and Other - Prices based on other external data	381	(185)	76	120
Total	$381	(185)	76	$120

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $3.7 million. This analysis does not include potential changes to reported credit adjustments embedded in the $2.9 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(1,849)	$(3,698)	$(5,547)	$(7,396)
Ending derivative fair value	$2,884	$1,035	$(814)	$(2,663)	$(4,512)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$1,849	$3,698	$5,547	$7,396
Ending derivative fair value	$2,884	$4,733	$6,582	$8,431	$10,280

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of March 31, 2019. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Energy Services' & Clean Energy Ventures' counterparty credit exposure as of March 31, 2019, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$181,650	$144,901
Noninvestment grade	24,534	923
Internally rated investment grade	25,334	17,955
Internally rated noninvestment grade	11,493	4,064
Total	$243,011	$167,843

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

NJNG's counterparty credit exposure as of March 31, 2019, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$5,705	$4,109
Noninvestment grade	357	—
Internally rated investment grade	668	367
Internally rated noninvestment grade	19,852	12,745
Total	$26,582	$17,221

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2018, and is set forth in Part I, Item 1, Note 12. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended March 31, 2019, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended March 31, 2019:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
1/01/19 - 1/31/19	—	$—	—	2,431,053
2/01/19 - 2/28/19	—	—	—	2,431,053
3/01/19 - 3/31/19	—	—	—	2,431,053
Total	—	$—	—	2,431,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of March 31, 2019, included 19.5 million shares of common stock for repurchase, of which, approximately 2.4 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

4.1+	Amended and Restated Indenture, dated as of April 1, 2019, between NJNG and New Jersey Economic Development Authority and U.S. Bank National Association, as Trustee

4.2+	Second Amendment to the Loan Agreement, dated as of April 1, 2019, NJNG and New Jersey Economic Development Authority

4.3+	Amended and Restated Continuing Disclosure Undertaking, dated as of April 18, 2019

4.4+	Fourth Supplemental Indenture, dated as of April 1, 2019, between NJNG and U.S. Bank National Association, as Trustee

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended March 31, 2019, furnished in XBRL (eXtensible Business Reporting Language))
_______________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	May 3, 2019
By:/s/ Patrick Migliaccio
Patrick Migliaccio
Senior Vice President and
Chief Financial Officer