Form 10-Q
period 2019-06-30
NEW JERSEY RESOURCES CORP
filed 2019-08-06
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-08359

NEW JERSEY RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey				22-2376465
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

1415 Wyckoff Road				(732)	938‑1480
Wall	New Jersey	07719	(Registrant's telephone number, including area code)
(Address of principal executive offices)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class			Trading symbol(s)	Name of each exchange on which registered)
Common Stock - $2.50 Par Value			NJR	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of August 2, 2019 was 89,980,410.

New Jersey Resources Corporation

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS

Adelphia	Adelphia Gateway, LLC
AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CEO	Chief Executive Officer
CIP	Conservation Incentive Program
CME	Chicago Mercantile Exchange
COO	Chief Operating Officer
CR&R	Commercial Realty & Resources Corp.
Dominion	Dominion Energy, Inc.
DM	Dominion Energy Midstream Partners, L.P., a master limited partnership
DM Common Units	Common units representing limited partnership interests in DM
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
Dths	Dekatherms
EE	Energy Efficiency
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
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

New Jersey Resources Corporation

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2019	2018	2019	2018
OPERATING REVENUES
Utility	$120,782	$104,538	$622,167	$631,389
Nonutility	314,160	438,897	1,490,797	1,636,394
Total operating revenues	434,942	543,435	2,112,964	2,267,783
OPERATING EXPENSES
Gas purchases:
Utility	54,861	53,080	280,627	227,268
Nonutility	289,757	422,734	1,370,408	1,489,041
Related parties	2,126	2,156	6,455	6,392
Operation and maintenance	62,559	68,496	185,620	179,453
Regulatory rider expenses	4,136	5,542	32,159	36,915
Depreciation and amortization	23,149	20,320	67,292	64,634
Energy and other taxes	2,373	7,822	8,678	45,855
Total operating expenses	438,961	580,150	1,951,239	2,049,558
OPERATING (LOSS) INCOME	(4,019)	(36,715)	161,725	218,225
Other income, net	1,829	1,731	5,456	8,735
Interest expense, net of capitalized interest	11,648	11,037	37,643	34,740
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(13,838)	(46,021)	129,538	192,220
Income tax benefit	(1,941)	(28,534)	(11,854)	(47,801)
Equity in earnings of affiliates	3,495	3,213	10,027	9,670
NET (LOSS) INCOME	$(8,402)	$(14,274)	$151,419	$249,691

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.09)	$(0.16)	$1.70	$2.85
Diluted	$(0.09)	$(0.16)	$1.69	$2.84
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	89,600	87,888	88,995	87,493
Diluted	89,600	87,888	89,402	87,884

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2019	2018	2019	2018
Net (loss) income	$(8,402)	$(14,274)	$151,419	$249,691
Other comprehensive income (loss), net of tax
Unrealized loss on investments in equity securities, net of tax of $0, $854, $0 and $9,071, respectively	—	(2,364)	—	(25,055)
Reclassifications of losses to net income on investments in equity securities, net of tax of $0, $0, $0 and $(858), respectively	—	—	—	11,647
Adjustment to postemployment benefit obligation, net of tax of $(118), $(104), $(333) and $(344), respectively	305	272	844	784
Other comprehensive income (loss)	$305	$(2,092)	$844	$(12,624)
Comprehensive (loss) income	$(8,097)	$(16,366)	$152,263	$237,067

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,
(Thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$151,419	$249,691
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) loss on derivative instruments	(25,353)	25,904
Realized and unrealized gains on investments in equity securities	(1,567)	(5,332)
Gain on sale of businesses	(645)	(4,687)
Depreciation and amortization	67,292	64,634
Amortization of acquired wholesale energy contracts	7,813	17,813
Allowance for equity used during construction	(6,135)	(3,730)
Allowance for doubtful accounts	1,686	1,672
Deferred income taxes	(29,092)	17,351
Deferred income tax benefit due to the Tax Act	—	(73,784)
Manufactured gas plant remediation costs	(9,582)	(13,624)
Equity in earnings, net of distributions received from equity investees	(2,700)	(935)
Cost of removal - asset retirement obligations	(194)	(93)
Contributions to postemployment benefit plans	(5,994)	(4,708)
Tax benefit from stock-based compensation	1,289	2,841
Changes in:
Components of working capital	(14,829)	64,527
Other noncurrent assets	16,906	41,793
Other noncurrent liabilities	15,476	13,224
Cash flows from operating activities	165,790	392,557
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(207,357)	(130,727)
Solar equipment	(91,333)	(88,416)
Midstream and other	(13,116)	(4,879)
Cost of removal	(32,212)	(42,683)
Distribution from equity investees in excess of equity in earnings	1,473	2,515
Investments in equity investees	(2,696)	(14,496)
Cash paid related to acquisition	—	(10,000)
Proceeds from sale of businesses, net of closing costs	205,745	27,916
Proceeds from sale of investments in equity securities, net	34,484	6,616
Cash flows used in investing activities	(105,012)	(254,154)
CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from long-term debt	35,800	225,000
Payments of long-term debt	(15,001)	(133,717)
Payments of short-term debt, net	(52,650)	(208,900)
Proceeds from sale-leaseback transaction	9,895	7,820
Payments of common stock dividends	(77,730)	(71,334)
Proceeds from waiver discount issuance of common stock	57,391	41,677
Proceeds from issuance of common stock	13,199	13,572
Tax withholding payments related to net settled stock compensation	(6,704)	(13,625)
Cash flows used in financing activities	(35,800)	(139,507)
Change in cash, cash equivalents and restricted cash	24,978	(1,104)
Cash, cash equivalents and restricted cash at beginning of period	1,710	2,469
Cash, cash equivalents and restricted cash at end of period	$26,688	$1,365
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$28,385	$(5,757)
Inventories	51,833	63,838
Recovery of gas costs	(14,870)	28,524
Gas purchases payable	(66,060)	28,041
Prepaid and accrued taxes	10,110	(22,993)
Accounts payable and other	(31,883)	5,213
Restricted broker margin accounts	13,092	(29,497)
Customers' credit balances and deposits	(7,832)	(745)
Other current assets	2,396	(2,097)
Total	$(14,829)	$64,527
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$42,107	$35,295
Income taxes	$8,550	$4,195
Accrued capital expenditures	$32,143	$30,019
Inception gain on natural gas swap contract recognized as non-cash proceeds from sale of business	$—	$14,579

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	June 30, 2019	September 30, 2018
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$2,549,347	$2,368,914
Construction work in progress	219,570	192,481
Nonutility plant and equipment, at cost	784,763	697,406
Construction work in progress	64,000	45,690
Total property, plant and equipment	3,617,680	3,304,491
Accumulated depreciation and amortization, utility plant	(568,996)	(530,753)
Accumulated depreciation and amortization, nonutility plant and equipment	(147,248)	(122,689)
Property, plant and equipment, net	2,901,436	2,651,049
CURRENT ASSETS
Cash and cash equivalents	26,297	1,458
Customer accounts receivable
Billed	174,670	205,490
Unbilled revenues	7,413	7,199
Allowance for doubtful accounts	(6,347)	(5,704)
Regulatory assets	32,920	18,297
Gas in storage, at average cost	132,635	184,633
Materials and supplies, at average cost	14,075	13,910
Prepaid and accrued taxes	24,533	23,047
Derivatives, at fair value	28,337	27,396
Restricted broker margin accounts	44,827	53,719
Assets held for sale	—	206,905
Other	30,611	33,730
Total current assets	509,971	770,080
NONCURRENT ASSETS
Investments in equity method investees	197,660	190,866
Regulatory assets	388,769	368,592
Derivatives, at fair value	14,476	10,560
Investments in equity securities	—	32,917
Intangible assets, net	15,261	23,375
Other noncurrent assets	95,839	96,225
Total noncurrent assets	712,005	722,535
Total assets	$4,123,412	$4,143,664

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands, except share data)	June 30, 2019	September 30, 2018
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding June 30, 2019 — 89,917,854; September 30, 2018 — 88,292,956	$226,627	$226,196
Premium on common stock	290,414	274,748
Accumulated other comprehensive loss, net of tax	(15,212)	(12,610)
Treasury stock at cost and other; shares June 30, 2019 — 732,777; September 30, 2018 — 2,185,013	(15,628)	(76,473)
Retained earnings	1,085,996	1,007,117
Common stock equity	1,572,197	1,418,978
Long-term debt	1,211,811	1,180,619
Total capitalization	2,784,008	2,599,597
CURRENT LIABILITIES
Current maturities of long-term debt	124,592	123,545
Short-term debt	99,300	151,950
Gas purchases payable	145,243	211,303
Gas purchases payable to related parties	1,150	1,150
Accounts payable and other	96,873	135,240
Dividends payable	26,301	25,824
Accrued taxes	13,164	1,568
Regulatory liabilities	—	8,185
New Jersey Clean Energy Program	15,252	14,052
Derivatives, at fair value	40,677	46,652
Liabilities held for sale	—	4,182
Customers' credit balances and deposits	19,493	27,325
Total current liabilities	582,045	750,976
NONCURRENT LIABILITIES
Deferred income taxes	219,319	242,436
Deferred investment tax credits	3,734	3,976
Deferred gain	1,751	9,104
Derivatives, at fair value	24,923	22,982
Manufactured gas plant remediation	125,566	130,800
Postemployment employee benefit liability	141,187	137,007
Regulatory liabilities	203,660	209,139
Asset retirement obligation	30,149	28,688
Other	7,070	8,959
Total noncurrent liabilities	757,359	793,091
Commitments and contingent liabilities (Note 12)
Total capitalization and liabilities	$4,123,412	$4,143,664

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2018	88,293	$226,196	$274,748	$(12,610)	$(76,473)	$1,007,117	$1,418,978
Net income	—	—	—	—	—	86,248	86,248
Other comprehensive income	—	—	—	234	—	—	234
Common stock issued:
Incentive compensation plan	137	343	1,791	—	—	—	2,134
Dividend reinvestment plan (1)	82	—	454	—	3,238	—	3,692
Waiver discount	168	—	1,293	—	6,671	—	7,964
Cash dividend declared ($.2925 per share)	—	—	—	—	—	(25,938)	(25,938)
Treasury stock and other	—	—	—	—	1,504	—	1,504
Adoption of ASU 2016-01 (2)	—	—	—	(3,446)	—	3,446	—
Adoption of ASU 2017-05 (2)	—	—	—	—	—	4,970	4,970
Adoption of ASU 2014-09/ASC 606 (2)	—	—	—	—	—	(2,736)	(2,736)
Balance at December 31, 2018	88,680	$226,539	$278,286	$(15,822)	$(65,060)	$1,073,107	$1,497,050
Net income	—	—	—	—	—	73,573	73,573
Other comprehensive income	—	—	—	305	—	—	305
Common stock issued:
Incentive compensation plan	30	74	1,150	—	—	—	1,224
Dividend reinvestment plan (1)	123	—	870	—	4,892	—	5,762
Waiver discount	339	—	3,123	—	13,452	—	16,575
Cash dividend declared ($.2925 per share)	—	—	—	—	—	(25,981)	(25,981)
Treasury stock and other	(8)	—	—	—	654	—	654
Balance at March 31, 2019	89,164	$226,613	$283,429	$(15,517)	$(46,062)	$1,120,699	$1,569,162
Net income	—	—	—	—	—	(8,402)	(8,402)
Other comprehensive income	—	—	—	305	—	—	305
Common stock issued:
Incentive compensation plan	6	14	194	—	—	—	208
Dividend reinvestment plan (1)	74	—	676	—	2,956	—	3,632
Waiver discount	674	—	6,115	—	26,737	—	32,852
Cash dividend declared ($.2925 per share)	—	—	—	—	—	(26,301)	(26,301)
Treasury stock and other	—	—	—	—	741	—	741
Balance at June 30, 2019	89,918	$226,627	$290,414	$(15,212)	$(15,628)	$1,085,996	$1,572,197

(1)	Shares sold through the DRP are issued from treasury stock at average cost, which may differ from the actual market price paid.

(2)	See Note 2. Summary of Significant Accounting Policies - Recently Adopted Updates to the Accounting Standards Codification section for more details.

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2017	86,556	$222,258	$219,696	$(3,256)	$(70,039)	$867,984	$1,236,643
Net income	—	—	—	—	—	123,699	123,699
Other comprehensive loss	—	—	—	(5,204)	—	—	(5,204)
Common stock issued:
Incentive plan	525	1,453	13,951	—	—	—	15,404
Dividend reinvestment plan (1)	90	—	245	—	3,554	—	3,799
Waiver discount	554	1,384	21,306	—	—	—	22,690
Cash dividend declared ($.2725 per share)	—	—	—	—	—	(23,831)	(23,831)
Treasury stock and other	(250)	—	(56)	—	(25,374)	—	(25,430)
Balance at December 31, 2017	87,475	$225,095	$255,142	$(8,460)	$(91,859)	$967,852	$1,347,770
Net income	—	—	—	—	—	140,266	140,266
Other comprehensive loss	—	—	—	(5,328)	—	—	(5,328)
Common stock issued:
Incentive plan	30	78	1,047	—	—	—	1,125
Dividend reinvestment plan (1)	152	—	(73)	—	6,029	—	5,956
Cash dividend declared ($.2725 per share)	—	—	—	—	—	(23,886)	(23,886)
Treasury stock and other	(1)	—	42	—	1,429	—	1,471
Balance at March 31, 2018	87,656	$225,173	$256,158	$(13,788)	$(84,401)	$1,084,232	$1,467,374
Net loss	—	—	—	—	—	(14,274)	(14,274)
Other comprehensive loss	—	—	—	(2,092)	—	—	(2,092)
Common stock issued:
Incentive plan	3	(135)	143	—	—	—	8
Dividend reinvestment plan (1)	92	—	1	—	3,641	—	3,642
Waiver discount	460	1,151	17,836	—	—	—	18,987
Cash dividend declared ($.2725 per share)	—	—	—	—	—	(24,038)	(24,038)
Treasury stock and other	1	—	—	—	355	—	355
Balance at June 30, 2018	88,212	$226,189	$274,138	$(15,880)	$(80,405)	$1,045,920	$1,449,962

(1)	Shares sold through the DRP are issued from treasury stock at average cost, which may differ from the actual market price paid.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS
New Jersey Resources Corporation provides regulated gas distribution services and operates certain unregulated businesses primarily through the following:

New Jersey Natural Gas Company provides natural gas utility service to approximately 546,500 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

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
Sales Tax Accounting

As a result of the adoption of ASC 606, Revenue from Contracts with Customers, as of October 1, 2018, the Company excludes from the transaction price all sales taxes that are assessed by a governmental authority and therefore presents sales tax on a net basis in operating revenues on the Unaudited Condensed Consolidated Statements of Operations. Prior to October 1, 2018, sales tax was presented in both operating revenues and operating expenses on the Unaudited Condensed Consolidated Statements of Operations.

Gas in Storage

The following table summarizes gas in storage, at average cost by segment as of:

	June 30, 2019		September 30, 2018
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
Energy Services	$59,354	26.3	$90,166	34.1
Natural Gas Distribution	73,281	16.6	94,467	24.9
Total	$132,635	42.9	$184,633	59.0

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

As of September 30, 2018, the Company's investments in equity securities were comprised of an investment in DM Common Units, which had a fair value of $32.9 million. On January 28, 2019, Dominion and DM finalized an agreement and plan of merger and outstanding DM Common Units held immediately before the closing of the merger were converted into 0.2492 shares of Dominion common stock. This resulted in the conversion of the Company's 1.84 million DM Common Units into approximately 458,000 Dominion shares. On March 6, 2019, the Company sold its investment in Dominion and received proceeds of approximately $34.5 million related to the sale and recorded total realized gains of $1.6 million in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

Loans Receivable

NJNG currently provides loans, with terms ranging from three to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Unaudited Condensed Consolidated Balance Sheets. The Company recorded $11.8 million and $10.4 million in other current assets and $38.5 million and $39.5 million in other noncurrent assets as of June 30, 2019 and September 30, 2018, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of June 30, 2019 and September 30, 2018, the Company has not recorded an allowance for doubtful accounts for SAVEGREEN loans.

Assets Held for Sale

The wind assets classified as held for sale are measured at the lower of their carrying value or fair value less cost to sell. The major classes of assets and liabilities included within the disposal group as held for sale were as follows:

(Thousands)	September 30, 2018	Assets reclassified as held for sale	Assets Sold	Other adjustments (1)	June 30, 2019
Assets held for sale:
Nonutility plant and equipment - wind equipment, at cost	$224,356	$—	$(224,356)	$—	$—
Nonutility plant and equipment - accumulated depreciation, wind equipment	(18,501)	—	18,501	—	—
Prepaid and other current assets	789	1,747	(1,541)	(995)	—
Other noncurrent assets	261	—	(261)	—	—
	$206,905	$1,747	$(207,657)	$(995)	$—
Liabilities held for sale:
Accounts payable and other	$186	$—	$(186)	$—	$—
Asset retirement obligation	3,996	—	(3,996)	—	—
	$4,182	$—	$(4,182)	$—	$—

(1)	Activity relates to amortization of prepaid and other current assets.

On February 7, 2019, Clean Energy Ventures finalized the sale of its remaining wind assets, see Note 15. Acquisitions and Dispositions for more details.

Software Costs

The Company capitalizes certain costs, such as software design and configuration, coding, testing and installation, that are incurred to purchase or create and implement computer software for internal use. Capitalized costs include external costs of materials and services utilized in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Maintenance costs are expensed as incurred. Upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Amortization is recorded on the straight-line basis over the estimated useful lives. The Company capitalized $1.7 million in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets and recorded $3.7 million in O&M on the Unaudited

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statements of Operations as of June 30, 2019, related to information technology replacement and enhancement projects.

Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects during the three months ended June 30, 2019 and 2018:

(Thousands)	Investments in Equity Securities	Postemployment Benefit Obligation		Total
Balance at March 31, 2019	$—	$(15,517)		$(15,517)
Other comprehensive loss (income), net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0, $(118), $(118)	—	305	(1)	305
Balance at June 30, 2019	$—	$(15,212)		$(15,212)
Balance at March 31, 2018	$—	$(13,788)		$(13,788)
Other comprehensive (loss) income, net of tax
Other comprehensive (loss),before reclassifications, net of tax of $854, $0, $854	(2,364)	—		(2,364)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(104), $(104)	—	272	(1)	272
Net current-period other comprehensive (loss) income, net of tax of $854, $(104), $750	(2,364)	272		(2,092)
Balance at June 30, 2018	$(2,364)	$(13,516)		$(15,880)

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects during the nine months ended June 30, 2019 and 2018:

(Thousands)	Investments in Equity Securities		Postemployment Benefit Obligation		Total
Balance at September 30, 2018	$3,446		$(16,056)		$(12,610)
Other comprehensive income (loss), net of tax
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $(333), $(333)	—		844	(1)	844
Reclassification to retained earnings	(3,446)	(2)	—		(3,446)
Balance at June 30, 2019	$—		$(15,212)		$(15,212)
Balance at September 30, 2017	$11,044		$(14,300)		$(3,256)
Other comprehensive (loss) income, net of tax
Other comprehensive (loss),before reclassifications, net of tax of $9,071, $0, $9,071	(25,055)		—		(25,055)
Amounts reclassified from accumulated other comprehensive income, net of tax of $(858), $(344), $(1,202)	11,647		784	(1)	12,431
Net current-period other comprehensive (loss) income, net of tax of $8,213, $(344), $7,869	(13,408)		784		(12,624)
Balance at June 30, 2018	$(2,364)		$(13,516)		$(15,880)

(1)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

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

The Company recorded a cumulative-effect adjustment of $3.8 million, $2.7 million net of deferred income taxes, to retained earnings at Home Services and Other. As of October 1, 2018, NJRHS recognizes contract revenue on a straight line basis over the term of the contract. Previously, contract revenue was recognized over the term of the service contract based on expected demand for services. Revenue for Home Services and Other after adopting ASC 606 was $13.1 million and $37.9 million, as opposed to $14.9 million and $33.7 million under ASC 605 for the three and nine months ended June 30, 2019, respectively. The Company elected the practical expedient to exclude from the transaction price all sales taxes that are assessed by a governmental authority and therefore presents sales tax on a net basis in operating revenues on the Unaudited Condensed Consolidated Statements of Operations. Prior to adoption, operating revenue and energy taxes and other would have been $6.6 million and $40.9 million higher for the three and nine months ended June 30, 2019, respectively, due to the Company's sales tax presentation. There was no additional impact on the Company’s financial position, results of operations or cash flows.

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

Accordingly, the following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	June 30, 2019	September 30, 2018	June 30, 2018	September 30, 2017
Balance Sheet
Cash and cash equivalents	$26,297	$1,458	$1,070	$2,226
Restricted cash in other noncurrent assets	391	252	295	243
Statements of Cash Flow
Cash, cash equivalents and restricted cash in the statement of cash flows	$26,688	$1,710	$1,365	$2,469

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

Compensation - Retirement Benefits

In March 2017, the FASB issued ASU No. 2017-07, an amendment to ASC 715, Compensation - Retirement Benefits, which changes the presentation of net periodic benefit cost on the income statement by requiring companies to present all components of net periodic benefit cost, other than service cost, outside a subtotal of income from operations. The amendment also states that only the service cost component of net periodic benefits costs is eligible for capitalization, when applicable. The amendment establishes a practical expedient that permits entities to use their previously disclosed service and other costs in their pension and other postretirement benefit plan footnotes in the prior comparative periods as the estimation basis when applying the retrospective presentation of these costs in the income statement. The Company adopted this guidance in the first quarter of 2019, and applied the new provisions on a retrospective basis for income statement presentation, and is applying the new provisions on a prospective basis for changes to capitalization of costs. Accordingly, the following amounts on the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2019, have been adjusted:

(Thousands)	As Previously Reported	Effect of Change	As Adjusted
Three Months Ended
Statements of Operations
Operation and maintenance	$69,447	$(951)	$68,496
Total operating expenses	$581,101	$(951)	$580,150
Operating income	$(37,666)	$951	$(36,715)
Other income (expense), net	$2,682	$(951)	$1,731
Nine Months Ended
Statements of Operations
Operation and maintenance	$182,307	$(2,854)	$179,453
Total operating expenses	$2,052,412	$(2,854)	$2,049,558
Operating income	$215,371	$2,854	$218,225
Other income (expense), net	$11,589	$(2,854)	$8,735

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

In July 2018, the FASB issued ASU No. 2018-11, which provides an optional transition method to ASC 842 that allows the Company to recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to elect this transition method upon adoption. At this time, the Company does not plan to early adopt the new guidance and expects to transition on a modified retrospective basis.

The Company is currently in the process of reviewing its contracts to identify all of its leases and evaluating its lease population. The Company’s operating leases primarily consist of office and land leases related to solar assets. While the Company is currently evaluating the full impact of the standard and its related updates, it expects to recognize right-of-use assets and liabilities arising from current operating leases on its statement of financial position upon adoption where the Company is the lessee, however, these amounts are not reasonably estimable at this time. The Company has no material arrangements as a lessor at this time.

The Company expects to elect the package of practical expedients whereby the Company would not be required to reassess all of its leases identified, lease classifications and initial direct costs associated with leases. Additionally, the Company plans to elect to not separate nonlease components from lease components, as well as make the election to exclude short-term leases from the recognition requirements of ASC 842. The Company does not expect the amendments to the standard to have any impact on its results of operations or cash flows.

Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, an amendment to ASC 326, Financial Instruments - Credit Losses, which changes the impairment model for certain financial assets that have a contractual right to receive cash, including trade and loan receivables. The new model requires recognition based upon an estimation of expected credit losses rather than recognition of losses when it is probable that they have been incurred. An entity will apply the amendment through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The guidance is effective for the Company beginning October 1, 2020, with early adoption permitted. The Company is currently evaluating the amendment and all subsequent amendments related to this topic, to understand the impact on its financial position, results of operations and cash flows upon adoption and will apply the new guidance to its trade and loan receivables on a modified retrospective basis.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, an amendment to ASC 815, Derivatives and Hedging, which, along with other ASU's containing minor amendments and technical corrections, is intended to make targeted improvements to the accounting for hedging activities by better aligning an entity’s risk management activities and financial reporting for hedging relationships. These amendments modify the accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the amendments are intended to simplify the application of the hedge accounting guidance and provide relief to companies by easing certain hedge documentation requirements. The guidance is effective for the Company beginning October 1, 2019, with early adoption permitted. Upon adoption, the transition requirements and elections will be applied to hedging relationships existing on the date of adoption. The Company does not currently apply hedge accounting to any of its risk management activities and thus does not expect the amendments to have any impact on its financial position, results of operations and cash flows upon adoption.

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

3. REVENUE

Revenue is recognized when a performance obligation is satisfied by transferring control of a product or service to a customer. Revenue is measured based on consideration specified in a contract with a customer using the output method of progress. The Company elected to apply the invoice practical expedient for recognizing revenue, whereby the amounts invoiced to customers represent the value to the customer and the Company’s performance completion as of the invoice date. Therefore the Company does not disclose related unsatisfied performance obligations. The Company also elected the practical expedient to exclude from the transaction price all sales taxes that are assessed by a governmental authority and therefore presents sales tax net in operating revenues on the Unaudited Condensed Consolidated Statements of Operations.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the three months ended June 30, 2019, is as follows:

	Regulated	Unregulated
(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Home Services and Other	Total
Natural gas utility sales	$115,525	—	—	—	$115,525
Wholesale natural gas services	—	—	3,876	—	3,876
Service contracts	—	—	—	7,890	7,890
Installations and maintenance	—	—	—	5,193	5,193
Electricity sales	—	4,745	—	—	4,745
Eliminations(1)	—	—	—	(456)	(456)
Revenues from contracts with customers	115,525	4,745	3,876	12,627	136,773
Alternative revenue programs	2,025	—	—	—	2,025
Derivative Instruments	3,232	6,705	286,145	—	296,082
Eliminations(1)	—	—	62	—	62
Revenues out of scope	5,257	6,705	286,207	—	298,169
Total operating revenues	$120,782	11,450	290,083	12,627	$434,942

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the nine months ended June 30, 2019, is as follows:

	Regulated	Unregulated
(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Home Services and Other	Total
Natural gas utility sales	$598,676	—	—	—	$598,676
Wholesale natural gas services	—	—	26,204	—	26,204
Service contracts	—	—	—	23,533	23,533
Installations and maintenance	—	—	—	14,373	14,373
Electricity sales	—	16,944	—	—	16,944
Eliminations(1)	—	—	—	(1,653)	(1,653)
Revenues from contracts with customers	598,676	16,944	26,204	36,253	678,077
Alternative revenue programs	9,059	—	—	—	9,059
Derivative Instruments	14,432	20,763	1,398,909	—	1,434,104
Eliminations(1)	—	—	(8,276)	—	(8,276)
Revenues out of scope	23,491	20,763	1,390,633	—	1,434,887
Total operating revenues	$622,167	37,707	1,416,837	36,253	$2,112,964

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the three months ended June 30, 2019, is as follows:

	Regulated	Unregulated
(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Home Services and Other	Total
Residential	$63,984	2,304	—	12,388	$78,676
Commercial and industrial	37,511	2,441	3,876	239	44,067
Firm transportation	12,296	—	—	—	12,296
Interruptible and off-tariff	1,734	—	—	—	1,734
Revenues out of scope	5,257	6,705	286,207	—	298,169
Total operating revenues	$120,782	11,450	290,083	12,627	$434,942

Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the nine months ended June 30, 2019, is as follows:

	Regulated	Unregulated
(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Home Services and Other	Total
Residential	$402,192	6,627	—	35,522	$444,341
Commercial and industrial	139,691	10,317	26,204	731	176,943
Firm transportation	52,006	—	—	—	52,006
Interruptible and off-tariff	4,787	—	—	—	4,787
Revenues out of scope	23,491	20,763	1,390,633	—	1,434,887
Total operating revenues	$622,167	37,707	1,416,837	36,253	$2,112,964

Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections result in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the nine months ended June 30, 2019, are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of October 1, 2018	$205,490	$7,199	$27,325
Increase (decrease)	(30,820)	214	(7,832)
Balance as of June 30, 2019	$174,670	$7,413	$19,493

The following table provides information about receivables and revenue earned on contracts in progress in excess of billings, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2019:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Home Services and Other	Eliminations	Total
Customer accounts receivable
Billed	$60,852	2,942	108,372	2,504	—	$174,670
Unbilled	7,413	—	—	—	—	7,413
Customers' credit balances and deposits	(19,490)	—	—	(3)	—	(19,493)
Total	$48,775	2,942	108,372	2,501	—	$162,590

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

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	June 30, 2019	September 30, 2018
Regulatory assets-current
New Jersey Clean Energy Program	$15,252	$14,052
Underrecovered gas costs	9,949	4,137
Conservation Incentive Program	2,065	—
Derivatives at fair value, net	5,654	108
Total current regulatory assets	$32,920	$18,297
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$34,340	$33,017
Liability for future expenditures	125,566	130,800
Deferred income taxes	19,419	17,225
Derivatives at fair value, net	750	—
SAVEGREEN	7,684	8,636
Postemployment and other benefit costs	132,605	136,716
Deferred storm damage costs	9,229	10,858
Cost of removal	49,929	22,339
Other noncurrent regulatory assets	9,247	9,001
Total noncurrent regulatory assets	$388,769	$368,592
Regulatory liabilities-current
Conservation Incentive Program	$—	$6,994
Derivatives at fair value, net	—	1,191
Total current regulatory liabilities	$—	$8,185
Regulatory liabilities-noncurrent
Tax Act impact (1)	$201,664	$205,410
Derivatives at fair value, net	—	123
New Jersey Clean Energy Program	207	1,902
Other noncurrent regulatory liabilities	1,789	1,704
Total noncurrent regulatory liabilities	$203,660	$209,139

(1)	Reflects the re-measurement and subsequent amortization of NJNG's net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act.

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

•
On March 29, 2019, NJNG filed a petition with the BPU requesting a base rate increase of approximately $8.7 million for the recovery associated with NJ RISE and SAFE II capital investment costs of approximately $75 million made through June 30, 2019. On July 17, 2019, this filing was updated to reflect the actual results through June 30, 2019, which resulted in a revised base rate increase of $7.8 million, with changes effective October 1, 2019.

•
On March 29, 2019, NJNG filed a base rate case with the BPU requesting a natural gas revenue increase of $128.2 million, including a change in the Company’s overall rate of return on rate base to 7.87 percent. NJNG is also seeking permission to request recovery for SRL in a future filing, upon completion of the project. On July 2, 2019, the Company filed an update with actual information through May 31, 2019. The requested increase was revised from $128.2 million to $129.8 million.

•
On May 31, 2019, NJNG filed its annual petition with the BPU to decrease its BGSS rate for residential and small commercial customers. The rate changes will result in a $6.8 million decrease to the annual revenues credited to BGSS, a $15.6 million annual increase related to its balancing charge, as well as increases to CIP rates, which will result in a $12.8 million annual recovery increase, effective October 1, 2019.

•	On May 31, 2019, NJNG filed a petition with the BPU to increase its EE recovery rate, which will result in an annual increase of $3.5 million, anticipated to be effective October 1, 2019.

•
On June 24, 2019, NJNG filed its annual USF compliance filing proposing an increase to the statewide USF rate, which will result in the annual recovery increasing by $1.2 million, effective October 1, 2019.

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

Expected production of SRECs is hedged through the use of forward and futures contracts. All contracts require the Company to physically deliver SRECs through the transfer of certificates as per contractual settlement schedules. Energy Services recognizes changes in the fair value of these derivatives as a component of operating revenues. Upon settlement of the contract, the related revenue is recognized when the SREC is transferred to the counterparty.

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

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		June 30, 2019		September 30, 2018
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$55	$62	$85	$192
Financial commodity contracts	Derivatives - current	216	19	94	—
Energy Services:
Physical commodity contracts	Derivatives - current	7,874	17,988	7,667	18,158
	Derivatives - noncurrent	3,126	19,068	3,930	11,316
Financial commodity contracts	Derivatives - current	20,162	22,425	19,169	28,176
	Derivatives - noncurrent	11,350	5,774	6,630	11,548
Foreign currency contracts	Derivatives - current	10	183	—	126
	Derivatives - noncurrent	—	81	—	118
Home Services and Other:
Interest rate contracts	Derivatives - current	20	—	381	—
Total fair value of derivatives		$42,813	$65,600	$37,956	$69,634

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

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of June 30, 2019:
Derivative assets:
Energy Services
Physical commodity contracts	$11,000	$(4,187)	$(200)	$6,613
Financial commodity contracts	31,512	(26,906)	(614)	3,992
Foreign currency contracts	10	(10)	—	—
Total Energy Services	$42,522	$(31,103)	$(814)	$10,605
Natural Gas Distribution
Physical commodity contracts	$55	$—	$—	$55
Financial commodity contracts	216	(19)	—	197
Total Natural Gas Distribution	$271	$(19)	$—	$252
Home Services and Other
Interest rate contracts	$20	$—	$—	$20
Total Home Services and Other	$20	$—	$—	$20
Derivative liabilities:
Energy Services
Physical commodity contracts	$37,056	$(4,187)	$—	$32,869
Financial commodity contracts	28,199	(26,906)	(654)	639
Foreign currency contracts	264	(10)	—	254
Total Energy Services	$65,519	$(31,103)	$(654)	$33,762
Natural Gas Distribution
Physical commodity contracts	$62	$—	$—	$62
Financial commodity contracts	19	(19)	—	—
Total Natural Gas Distribution	$81	$(19)	$—	$62
As of September 30, 2018:
Derivative assets:
Energy Services
Physical commodity contracts	$11,597	$(3,944)	$(200)	$7,453
Financial commodity contracts	25,799	(18,775)	—	7,024
Total Energy Services	$37,396	$(22,719)	$(200)	$14,477
Natural Gas Distribution
Physical commodity contracts	$85	$(3)	$—	$82
Financial commodity contracts	94	—	(94)	—
Total Natural Gas Distribution	$179	$(3)	$(94)	$82
Home Services and Other
Interest rate contracts	$381	$—	$—	$381
Total Home Services and Other	$381	$—	$—	$381
Derivative liabilities:
Energy Services
Physical commodity contracts	$29,474	$(3,944)	$—	$25,530
Financial commodity contracts	39,724	(18,775)	(20,949)	—
Foreign currency contracts	244	—	—	244
Total Energy Services	$69,442	$(22,719)	$(20,949)	$25,774
Natural Gas Distribution
Physical commodity contracts	$192	$(3)	$—	$189
Total Natural Gas Distribution	$192	$(3)	$—	$189

(1)	Derivative assets and liabilities are presented on a gross basis on the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Includes transactions with NAESB netting election, transactions held by FCMs with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

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

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
Derivatives not designated as hedging instruments:		2019	2018	2019	2018
Energy Services:
Physical commodity contracts	Operating revenues	$1,435	$3,046	$74	$(7,696)
Physical commodity contracts	Gas purchases	2,392	1,008	266	(66,335)
Financial commodity contracts	Gas purchases	22,919	(6,777)	17,732	(19,007)
Foreign currency contracts	Gas purchases	37	(194)	(188)	(457)
Home Services and Other:
Interest rate contracts	Interest expense	(43)	165	(228)	286
Total unrealized and realized gains (losses)		$26,740	$(2,752)	$17,656	$(93,209)

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2019	2018	2019	2018
Natural Gas Distribution:
Physical commodity contracts	$812	$(178)	$5,225	$(16,033)
Financial commodity contracts	(10,368)	3,306	(7,129)	1,730
Interest rate contracts	—	—	—	8,467
Total unrealized and realized (losses) gains	$(9,556)	$3,128	$(1,904)	$(5,836)

NJNG and Energy Services had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		June 30, 2019	September 30, 2018
Natural Gas Distribution	Futures	28.7	27.9
	Physical	14.6	23.1
Energy Services	Futures	(26.9)	(7.0)
	Physical	17.0	51.2
	Swaps	(6.2)	(17.3)

Not included in the previous table are Energy Services' net notional amount of foreign currency transactions of approximately $3.8 million, NJR's interest rate swap, as previously discussed, and 1,015,000 SRECs at Energy Services that were open as of June 30, 2019.

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

(Thousands)	Balance Sheet Location	June 30, 2019	September 30, 2018
Natural Gas Distribution	Restricted broker margin accounts	$1,460	$2,038
Energy Services	Restricted broker margin accounts	$43,367	$51,681

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

Internally-rated exposure applies to counterparties that are not rated by Fitch or Moody's. In these cases, the counterparty's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by Fitch and/or Moody's are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts, plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received.

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of June 30, 2019. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$127,602
Noninvestment grade	19,542
Internally rated investment grade	18,415
Internally rated noninvestment grade	32,296
Total	$197,855

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2019 and September 30, 2018, was $483,000 and $124,000, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on June 30, 2019 and September 30, 2018, the Company would have been required to post an additional $40,000 and $33,000, respectively, to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt at NJNG and NJR, including current maturities, excluding capital leases, debt issuance costs and solar asset financing obligations, is as follows:

(Thousands)	June 30, 2019	September 30, 2018
Carrying value (1) (2) (3)	$1,207,845	$1,172,045
Fair market value	$1,276,912	$1,158,051

(1)	Excludes capital leases of $38.6 million and $35.9 million as of June 30, 2019 and September 30, 2018, respectively.

(2)	Excludes NJNG's debt issuance costs of $7.7 million and $6.5 million as of June 30, 2019 and September 30, 2018, respectively.

(3)	Excludes NJR's debt issuance costs of $1 million and $1.1 million as of June 30, 2019 and September 30, 2018, respectively.

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of June 30, 2019, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

•	widely accepted and public;

•	non-proprietary and sourced from an independent third party; and

•	observable and published.

These additional adjustments are generally not considered to be significant to the ultimate recognized values.

Level 3	Inputs derived from a significant amount of unobservable market data. These include NJR's best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2019:
Assets:
Physical commodity contracts	$—	$11,055	$—	$11,055
Financial commodity contracts	27,122	4,606	—	31,728
Financial commodity contracts - foreign exchange	—	10	—	10
Interest rate contracts	—	20	—	20
Money market funds	21,513	—	—	21,513
Other	1,681	—	—	1,681
Total assets at fair value	$50,316	$15,691	$—	$66,007
Liabilities:
Physical commodity contracts	$—	$37,118	$—	$37,118
Financial commodity contracts	28,193	25	—	28,218
Financial commodity contracts - foreign exchange	—	264	—	264
Total liabilities at fair value	$28,193	$37,407	$—	$65,600
As of September 30, 2018:
Assets:
Physical commodity contracts	$—	$11,682	$—	$11,682
Financial commodity contracts	18,868	7,025	—	25,893
Interest rate contracts	—	381	—	381
Investments in equity securities	32,917	—	—	32,917
Other (1)	1,217	—	—	1,217
Total assets at fair value	$53,002	$19,088	$—	$72,090
Liabilities:
Physical commodity contracts	$—	$29,666	$—	$29,666
Financial commodity contracts	39,724	—	—	39,724
Financial commodity contracts - foreign exchange	—	244	—	244
Total liabilities at fair value	$39,724	$29,910	$—	$69,634

(1)	Includes money market funds.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INVESTMENTS IN EQUITY INVESTEES

NJR's investments in equity method investees include the following as of:

(Thousands)	June 30, 2019	September 30, 2018
Steckman Ridge (1)	$115,419	$117,001
PennEast	82,241	73,865
Total	$197,660	$190,866

(1)
Includes loans with a total outstanding principal balance of $70.4 million for both June 30, 2019 and September 30, 2018. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

NJNG and Energy Services have entered into storage and park and loan agreements with Steckman Ridge. In addition, NJNG and Energy Services are each parties to precedent capacity agreements with PennEast. See Note 14. Related Party Transactions for more information on these intercompany transactions.

The Company, through its subsidiary NJR Pipeline Company, is an investor in PennEast, a partnership whose purpose is to construct and operate a 120-mile natural gas pipeline that will extend from northeast Pennsylvania to western New Jersey. PennEast received a Certificate of Public Convenience and Necessity for the project from FERC on January 19, 2018. As of June 30, 2019, PennEast completed all the necessary land surveys and expects to resubmit the NJDEP application in August 2019. Construction of PennEast is expected to begin following receipt of all necessary governmental and regulatory permits and any remaining land use rights. Construction could be delayed due to factors that are beyond the ability of PennEast to control, including unforeseen construction delays, the receipt of governmental and regulatory approvals, and intervention, challenges, and litigation by others to governmental and regulatory proceedings. The timing and outcome of such actions and proceedings cannot be predicted with any certainty at this time. Delays in receipt of regulatory approvals and other unforeseen delays could result in increased costs that could negatively impact PennEast operations if not resolved in a timely manner.

8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share amounts)	2019	2018	2019	2018
Net (loss) income, as reported	$(8,402)	$(14,274)	$151,419	$249,691
Basic (loss) earnings per share
Weighted average shares of common stock outstanding-basic	89,600	87,888	88,995	87,493
Basic (loss) earnings per common share	$(0.09)	$(0.16)	$1.70	$2.85
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	89,600	87,888	88,995	87,493
Incremental shares (1)	—	—	407	391
Weighted average shares of common stock outstanding-diluted	89,600	87,888	89,402	87,884
Diluted (loss) earnings per common share (2)	$(0.09)	$(0.16)	$1.69	$2.84

(1)	Incremental shares consist primarily of unvested stock awards and performance shares.

(2)
Since there was a net loss for the three months ended June 30, 2019 and 2018, incremental shares of 409,000 and 402,000, respectively, were not included in the computation of diluted loss per common share, as their effect would have been anti-dilutive.There were no anti-dilutive shares excluded from the calculation of diluted earnings per share during the nine months ended June 30, 2019 and 2018.

9. DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	June 30, 2019	September 30, 2018	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	December 2023
Notes outstanding at end of period	$—	$87,950
Weighted average interest rate at end of period	—%	3.07%
Amount available at end of period (2)	$420,775	$322,144
NJNG
Bank revolving credit facilities (1)	$250,000	$250,000	December 2023
Commercial paper outstanding at end of period	$99,300	$64,000
Weighted average interest rate at end of period	2.62%	2.18%
Amount available at end of period (3)	$149,969	$185,269

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $4.2 million and $14.9 million for June 30, 2019 and September 30, 2018, respectively, which reduces amount available by the same amount.

(3)	Letters of credit outstanding total $731,000 for both June 30, 2019 and September 30, 2018, which reduces the amount available by the same amount.

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

On December 21, 2018, NJR entered into a four-month, $100 million revolving line of credit facility, which expired on April 18, 2019 and was not renewed. There were no amounts outstanding under this credit facility at expiration.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

Long-term Debt

NJNG

NJNG received $9.9 million and $7.8 million in December 2018 and 2017, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.1 million during both the nine months ended June 30, 2019 and 2018.

On April 18, 2019, NJNG remarketed three FMBs, in the amount of $35.8 million, with a weighted average interest rate of 3.02 percent. The bonds have maturity dates ranging from April 2038 to April 2059.

On July 17, 2019, NJNG entered into a Note Purchase Agreement, under which NJNG issued $100 million of 3.76 percent senior notes due July 17, 2049 and $85 million of 3.86 percent senior notes due July 17, 2059. The senior notes are secured by an equal principal amount of NJNG's FMBs issued under NJNG's Mortgage Indenture.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJR

On July 17, 2019, NJR entered into a Note Purchase Agreement, under which NJR issued $50 million of 3.29 percent senior notes due July 17, 2029, and will issue an additional $100 million of such senior notes on or about August 15, 2019, subject to certain customary closing conditions. The senior notes are not secured by assets, but are instead guaranteed by certain unregulated subsidiaries of NJR.

10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,		June 30,
(Thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$1,845	$2,035	$5,536	$6,104	$1,101	$1,152	$3,303	$3,455
Interest cost	3,043	2,623	9,129	7,870	2,081	1,591	6,243	4,773
Expected return on plan assets	(4,763)	(4,910)	(14,290)	(14,729)	(1,379)	(1,338)	(4,137)	(4,014)
Recognized actuarial loss	1,442	1,884	4,324	5,653	1,617	1,165	4,850	3,495
Prior service cost amortization	25	27	76	80	(91)	(91)	(273)	(273)
Net periodic benefit cost	$1,592	$1,659	$4,775	$4,978	$3,329	$2,479	$9,986	$7,436

The Company does not expect to be required to make additional contributions to fund the pension plans during fiscal 2019 or 2020 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the nine months ended June 30, 2019 and 2018.

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

In May 2019, the Company received a favorable ruling from the IRS regarding a change to its tax method of accounting for the capitalization of certain costs associated with self-constructed property placed in service during fiscal years ending September 30, 2012 through September 30, 2015. The self-constructed property to which these costs relate is considered qualified energy property as defined under the Internal Revenue Code. As such, the Company is eligible to claim a 30 percent ITC on the increase in the depreciable cost basis of the property through the filing of an amended tax return in the year of change. As a result of the favorable IRS ruling, the Company recorded a benefit from income taxes of approximately $6 million from the additional ITC recognized, net of deferred taxes.

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. A tax benefit claimed, or expected to be claimed, on a tax return may be recognized if it is more likely than not that the position will be upheld upon examination by the applicable taxing authority. Interest and penalties related to unrecognized tax benefits, if any, are recognized within income tax expense and accrued interest, and penalties are recognized within accrued taxes in the Unaudited Condensed Consolidated Balance Sheets.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2019, the Company evaluated certain tax benefits that have been recorded in the financial statements and concluded that a portion of the tax benefits are uncertain at this time. As a result, the Company recorded a reserve that is included in accrued taxes on the Unaudited Condensed Consolidated Balance Sheets. The tax benefits relate to fiscal tax years open to examination by the IRS and may be subject to subsequent adjustment. The reserve for uncertain tax benefits are as follows:

Nine Months Ended
June 30,
(Thousands)	2019
Balance at October 1,	$—
Additions based on tax positions related to the current fiscal period	3,415
Balance at period end	$3,415

During fiscal 2018, there were no reserves associated with uncertain tax positions.

The Tax Act

On December 22, 2017, the President signed into law the Tax Act. The law made several changes to the Internal Revenue Code of 1986, as amended, the most impactful to the Company of which was a reduction in the federal corporate income tax rate from 35 percent to 21 percent that became effective January 1, 2018. Since the Company's fiscal year end is September 30, it is required by the Internal Revenue Code to calculate a statutory rate based upon the federal tax rates in effect before and after the effective date of the change in the taxable year that includes the effective date. Accordingly, the Company applied a federal statutory tax rate of 24.5 percent during fiscal 2018 and as of October 1, 2018, uses the enacted rate of 21 percent. As a result of the changes associated with the Tax Act during the nine months ended June 30, 2018, the Company recognized a tax benefit of $57.7 million.

During the nine months ended June 30, 2018, the Company credited approximately $16.1 million to income tax (benefit) provision on the Unaudited Condensed Consolidated Statements of Operations, which includes $14.3 million attributable to the remeasurement of deferred income taxes, $890,000 for the amortization of excess deferred income taxes primarily related to timing differences associated with utility plant depreciation and $880,000 related to the revaluation of deferred income taxes not included in base rates.

Effective Tax Rate

The forecasted effective tax rates were (4.6) percent and 14.3 percent, for the nine months ended June 30, 2019 and 2018, respectively. The decrease in the effective tax rate, when compared with the prior fiscal year, is due primarily to a decrease in forecasted pre-tax income combined with the lower federal statutory rate, and an increase in forecasted tax credits for the fiscal year ending September 30, 2019. Forecasted tax credits, net of deferred income taxes, were $46.3 million and $22 million for fiscal 2019 and 2018, respectively.

To the extent there are discrete tax items that are not included in the forecasted effective tax rate, the actual effective tax rate will differ from the estimated annual effective tax rate. During the nine months ended June 30, 2019 and 2018, discrete items totaled $5.4 million and $76.6 million, which included the items previously discussed above, along with excess tax benefits associated with the vesting of share-based awards and return to provision adjustments. NJR’s actual effective tax rate was (8.5) percent and (23.7) percent during the nine months ended June 30, 2019 and 2018, respectively.

Other Tax Items

As of June 30, 2019 and September 30, 2018, the Company had federal income tax net operating losses of approximately $135.6 million and $136.8 million, respectively. Federal net operating losses incurred before the implementation of the Tax Act can generally be carried back two years and forward 20 years and will begin to expire in fiscal 2036, with the remainder expiring by 2038. The Company expects to exercise its ability to carryback federal net operating losses to offset taxable income in prior periods.

For the net operating losses it expects to carryback, the Company estimated the portion considered refundable and recorded receivables of approximately $23 million as of June 30, 2019 and September 30, 2018, as a component of other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets. Upon filing amended federal income tax returns to carryback its remaining federal net operating losses totaling $24.5 million, the Company will reduce its taxable income in those periods and recapture federal investment tax credits of the same amount that were previously utilized to offset taxable income.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, as of June 30, 2019 and September 30, 2018, the Company had ITC/PTC carryforwards of approximately $140.8 million and $121.1 million, respectively, which each have a life of 20 years. When the Company carries back the federal net operating losses noted above, it expects to recapture investment tax credits totaling $24.5 million. These recaptured tax credits are in addition to the $140.8 million noted above and will be carried forward to offset future taxable income. The Company expects to utilize this entire carryforward, which would begin to expire in fiscal 2033.

As of June 30, 2019 and September 30, 2018, the Company had state income tax net operating losses of approximately $403.7 million and $578.8 million, respectively. These state net operating losses have varying carry forward periods dictated by the state in which they were incurred. These state carry forward periods range from seven to 20 years and would begin to expire in fiscal 2021, with the majority expiring after 2035.

On February 7, 2019, Clean Energy Ventures finalized the sale of its remaining wind assets. As a result of the sale, it is more likely than not that certain state net operating loss carryforwards will not be realizable prior to their expiration. The Company had a valuation allowance of $4 million as of June 30, 2019 and September 30, 2018, related to state net operating loss carryforwards in Montana, Iowa and Kansas. The remaining state income tax net operating losses are expected to be utilized prior to expiration.

In March 2019, the IRS commenced an examination of the Company's federal income tax return for fiscal 2016.

In May 2019, the State of New Jersey completed a general tax examination for fiscal years 2014 through 2017 related to NJRHS. All periods subsequent to those ended September 30, 2013 are statutorily open to examination.

12. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through September 2024, for the supply, storage and transportation of natural gas. These contracts include annual fixed charges of approximately $131.2 million at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of June 30, 2019, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2019	2020	2021	2022	2023	Thereafter
Energy Services:
Natural gas purchases	$226,513	$26,521	$—	$—	$—	$—
Storage demand fees	28,237	17,298	11,716	8,735	2,280	1,032
Pipeline demand fees	73,968	61,582	42,351	26,872	8,042	1,057
Sub-total Energy Services	$328,718	$105,401	$54,067	$35,607	$10,322	$2,089
NJNG:
Natural gas purchases	$51,763	$33,269	$33,607	$34,142	$36,155	$8,889
Storage demand fees	35,988	27,025	16,383	11,680	3,112	4,441
Pipeline demand fees	95,216	107,586	94,441	89,827	70,311	567,727
Sub-total NJNG	$182,967	$167,880	$144,431	$135,649	$109,578	$581,057
Total	$511,685	$273,281	$198,498	$171,256	$119,900	$583,146

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG has had discussions with the NJDEP regarding NJNG’s association with two additional sites located within its service territory, upon which former MGP operations appear to have been located in the late 1800s or early 1900s. NJNG agreed to perform a preliminary assessment and site investigation at these sites to determine if there is soil and groundwater contamination present indicative of MGP operations. Preliminary results at one of the sites indicated the existence of contaminants from gas manufacturing activities. Upon completion of the site investigation phase, a remedial investigation will be conducted to further determine the nature and extent of potential contamination. Subsequent to this effort, and if sufficient information is available, the Company would evaluate remedial alternatives, select an appropriate remedy that complies with NJDEP regulations and guidance, and estimate potential remedial costs. At the second site, NJNG is in the early investigatory stage, which includes conducting a preliminary assessment and site investigation to determine if there were former MGP operations active at the location and prior ownership of the site.

Given the progress made to date, the uncertainties regarding the extent of potential contamination and unknown efforts that may be necessary to remediate each site, the total amount of potential costs to complete all remedial actions cannot be reasonably estimated at this time. The costs associated with a preliminary assessment, the completion of site investigation activities and the remedial investigation phase for the two sites are estimated to be approximately $600,000. Inclusive of this estimate, total costs incurred to date at these sites amount to approximately $1.5 million. The Company will continue to gather information to further refine and enhance its estimate of potential costs as it becomes available.

In addition to the two sites discussed above, NJNG periodically, and at least annually, performs an environmental review of MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester and Toms River, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures to remediate and monitor the five MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $117.7 million to $204.1 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets of $130.8 million as of September 30, 2018, based on the most likely amount at year end and $125.6 million as of June 30, 2019, which includes adjustments for actual expenditures during fiscal 2019. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. On March 29, 2019, the BPU approved NJNG's annual SBC filing requesting an increase in the RAC, which increased the annual recovery from $7.1 million to $8.5 million, effective April 1, 2019. As of June 30, 2019, $34.3 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stafford Township

In February 2015, a natural gas fire and explosion occurred in Stafford Township, New Jersey as a result of a natural gas leak emanating from an underground pipe. There were no fatalities, although several employees of NJNG were injured and several homes were damaged. NJNG notified its insurance carrier and believes that any costs associated with the incident, including attorneys’ fees, property damage and other losses, will be substantially covered by insurance. As of June 30, 2019, all non-subrogated property damage claims and all of the personal injury claims asserted against the Company and co-defendants as well as all cross-claims have been settled subject to documentation. The settlements will not have a material impact on the Company's financial position or results from operation.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2019	2018	2019	2018
Operating revenues
Natural Gas Distribution
External customers	$120,782	$104,538	$622,167	$631,389
Clean Energy Ventures
External customers	11,450	15,348	37,707	42,210
Energy Services
External customers (1)	290,083	409,417	1,416,837	1,563,063
Intercompany	(62)	(12)	8,276	49,636
Subtotal	422,253	529,291	2,084,987	2,286,298
Home Services and Other
External customers	12,627	14,132	36,253	31,121
Intercompany	455	627	1,652	1,856
Eliminations	(393)	(615)	(9,928)	(51,492)
Total	$434,942	$543,435	$2,112,964	$2,267,783
Depreciation and amortization
Natural Gas Distribution	$14,689	$13,473	$42,557	$39,609
Clean Energy Ventures	8,239	6,702	24,253	24,565
Energy Services (2)	23	21	75	50
Midstream	1	1	4	4
Subtotal	22,952	20,197	66,889	64,228
Home Services and Other	230	193	673	570
Eliminations	(33)	(70)	(270)	(164)
Total	$23,149	$20,320	$67,292	$64,634
Interest income (3)
Natural Gas Distribution	$187	$202	$567	$452
Energy Services	26	134	40	240
Midstream	1,088	945	3,089	2,380
Subtotal	1,301	1,281	3,696	3,072
Home Services and Other	515	340	1,620	898
Eliminations	(1,320)	(1,419)	(4,202)	(3,518)
Total	$496	$202	$1,114	$452

(1)	Includes sales to Canada, which are immaterial.

(2)	The amortization of acquired wholesale energy contracts is excluded above and is included in gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.

(3)	Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2019	2018	2019	2018
Interest expense, net of capitalized interest
Natural Gas Distribution	$6,301	$6,226	$18,166	$19,285
Clean Energy Ventures	4,320	4,708	14,405	13,260
Energy Services	766	581	4,277	3,041
Midstream	522	471	1,630	1,165
Subtotal	11,909	11,986	38,478	36,751
Home Services and Other	407	(129)	1,410	(18)
Eliminations	(668)	(820)	(2,245)	(1,993)
Total	$11,648	$11,037	$37,643	$34,740
Income tax (benefit) provision
Natural Gas Distribution	$(1,391)	$(25,314)	$16,705	$4,381
Clean Energy Ventures	(1,787)	(565)	(39,033)	(87,275)
Energy Services	(1,193)	(4,786)	7,063	32,922
Midstream	729	989	2,910	(8,723)
Subtotal	(3,642)	(29,676)	(12,355)	(58,695)
Home Services and Other	1,705	1,122	854	11,539
Eliminations	(4)	20	(353)	(645)
Total	$(1,941)	$(28,534)	$(11,854)	$(47,801)
Equity in earnings of affiliates
Midstream	$4,167	$3,907	$11,966	$12,104
Eliminations	(672)	(694)	(1,939)	(2,434)
Total	$3,495	$3,213	$10,027	$9,670
Net financial (loss) earnings
Natural Gas Distribution	$(3,795)	$2,440	$96,464	$96,991
Clean Energy Ventures	(7,138)	(829)	24,797	80,472
Energy Services	(14,030)	(15,079)	13,644	78,027
Midstream	3,052	3,489	11,201	22,315
Subtotal	(21,911)	(9,979)	146,106	277,805
Home Services and Other	4,437	1,993	2,932	(8,211)
Eliminations	(32)	(17)	(34)	(202)
Total	$(17,506)	$(8,003)	$149,004	$269,392
Capital expenditures
Natural Gas Distribution	$100,473	$70,623	$239,569	$173,410
Clean Energy Ventures	38,813	29,424	91,333	88,416
Midstream	6,406	975	11,290	3,579
Subtotal	145,692	101,022	342,192	265,405
Home Services and Other	924	745	1,826	1,300
Total	$146,616	$101,767	$344,018	$266,705
Investments in equity investees
Midstream	$1,239	$3,319	$2,696	$14,496
Total	$1,239	$3,319	$2,696	$14,496

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2019	2018	2019	2018
Net financial (loss) earnings (1)	$(17,506)	$(8,003)	$149,004	$269,392
Less:
Unrealized (gain) loss on derivative instruments and related transactions	(24,646)	2,657	(25,353)	25,904
Tax effect	5,885	(577)	6,034	(3,920)
Effects of economic hedging related to natural gas inventory	11,317	4,474	12,073	(14,788)
Tax effect	(2,689)	(1,011)	(2,869)	5,518
NFE tax adjustment	1,029	728	7,700	6,987
Net (loss) income (1)	$(8,402)	$(14,274)	$151,419	$249,691

(1)	Includes income tax benefit related to the Tax Act of $844,000 and $57.7 million, for the three and nine months ended June 30, 2018, respectively.

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	June 30, 2019	September 30, 2018
Assets at end of period:
Natural Gas Distribution	$2,867,528	$2,663,054
Clean Energy Ventures (1)	703,866	865,018
Energy Services	285,970	396,852
Midstream	229,099	242,069
Subtotal	4,086,463	4,166,993
Home Services and Other	129,882	114,732
Intercompany assets (2)	(92,933)	(138,061)
Total	$4,123,412	$4,143,664

(1)	Includes assets held for sale of $206.9 million for September 30, 2018.

(2)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

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

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of June 30, 2019, Energy Services has entered into transactions with Steckman Ridge for varying terms, all of which expire by October 31, 2020.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2019	2018	2019	2018
Natural Gas Distribution	$1,431	$1,451	$4,349	$4,306
Energy Services	695	705	2,106	2,086
Total	$2,126	$2,156	$6,455	$6,392

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	June 30, 2019	September 30, 2018
Natural Gas Distribution	$775	$775
Energy Services	375	375
Total	$1,150	$1,150

NJNG and Energy Services have entered into various asset management agreements, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. As of June 30, 2019, NJNG and Energy Services had four asset management agreements with expiration dates ranging from October 31, 2019 through October 31, 2021.

NJNG entered into a 15-year transportation precedent agreement for committed capacity of 180,000 Dths per day and NJRES entered into a 5-year, 50,000 Dths per day transportation precedent agreement with PennEast, both to commence when PennEast is placed in service.

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
Natural Gas Storage

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

Net income (loss) by reporting segment and operations are as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2019		2018		2019		2018
Net (loss) income
Natural Gas Distribution	$(3,795)	45%	$2,440	(17)%	$96,464	64%	$96,991	39%
Clean Energy Ventures	(8,167)	97	(1,557)	11	17,097	11	73,485	29
Energy Services	(3,873)	46	(20,767)	145	25,041	17	66,163	27
Midstream	3,052	(36)	3,489	(24)	11,201	7	22,315	9
Home Services and Other	4,365	(52)	2,128	(15)	2,672	2	(7,982)	(3)
Eliminations (1)	16	—	(7)	—	(1,056)	(1)	(1,281)	(1)
Total	$(8,402)	100%	$(14,274)	100%	$151,419	100%	$249,691	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in net loss during the three months ended June 30, 2019, compared with the three months ended June 30, 2018, was driven primarily by lower O&M at Energy Services, partially offset by decreased earnings at our Natural Gas Distribution segment and Clean Energy Ventures. The decrease in net income during the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018, was driven primarily by decreased earnings at Energy Services and an income tax benefit of $57.7 million associated with the revaluation of deferred income taxes resulting from the Tax Act during the nine months ended June 30, 2018, that did not recur during the nine months ended June 30, 2019. The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

Assets by reporting segment and operations are as follows:

(Thousands)	June 30, 2019		September 30, 2018
Assets
Natural Gas Distribution	$2,867,528	70%	$2,663,054	64%
Clean Energy Ventures (1)	703,866	17	865,018	21
Energy Services	285,970	7	396,852	9
Midstream	229,099	5	242,069	6
Home Services and Other	129,882	3	114,732	3
Intercompany assets (2)	(92,933)	(2)	(138,061)	(3)
Total	$4,123,412	100%	$4,143,664	100%

(1)	Includes assets held for sale of $206.9 million at September 30, 2018.

(2)	Consists of transactions between subsidiaries that are eliminated in consolidation.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2019	2018	2019	2018
Net (loss) income	$(8,402)	$(14,274)	$151,419	$249,691
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(24,646)	2,657	(25,353)	25,904
Tax effect	5,885	(577)	6,034	(3,920)
Effects of economic hedging related to natural gas inventory (1)	11,317	4,474	12,073	(14,788)
Tax effect	(2,689)	(1,011)	(2,869)	5,518
NFE tax adjustment	1,029	728	7,700	6,987
Net financial (loss) earnings	$(17,506)	$(8,003)	$149,004	$269,392
Basic (loss) earnings per share	$(0.09)	$(0.16)	$1.70	$2.85
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(0.28)	0.03	(0.28)	0.30
Tax effect	0.06	(0.01)	0.06	(0.04)
Effects of economic hedging related to natural gas inventory (1)	0.13	0.05	0.13	(0.17)
Tax effect	(0.03)	(0.01)	(0.03)	0.06
NFE tax adjustment	0.01	0.01	0.09	0.08
Basic NFE per share	$(0.20)	$(0.09)	$1.67	$3.08

(1)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reporting segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2019		2018		2019		2018
Net financial (loss) earnings
Natural Gas Distribution	$(3,795)	21%	$2,440	(30)%	$96,464	65%	$96,991	36%
Clean Energy Ventures	(7,138)	41	(829)	10	24,797	17	80,472	30
Energy Services	(14,030)	80	(15,079)	188	13,644	9	78,027	29
Midstream	3,052	(17)	3,489	(43)	11,201	7	22,315	8
Home Services and Other	4,437	(25)	1,993	(25)	2,932	2	(8,211)	(3)
Eliminations (1)	(32)	—	(17)	—	(34)	—	(202)	—
Total	$(17,506)	100%	$(8,003)	100%	$149,004	100%	$269,392	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in NFE during the three months ended June 30, 2019, compared with the three months ended June 30, 2018, was due primarily to decreased earnings at our Natural Gas Distribution segment and Clean Energy Ventures. The decrease in NFE during the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018, was due primarily to the income tax benefit of $57.7 million associated with the revaluation of deferred income taxes resulting from the Tax Act during the nine months ended June 30, 2018, that did not recur during the nine months ended June 30, 2019, and lower financial margin generated at Energy Services resulting from narrower pricing spreads and less price volatility in the physical natural gas market.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey to approximately 546,500 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. These risks include, but are not limited to, adverse economic conditions, customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

Infrastructure projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated pipeline integrity management and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals, for the nine months ended June 30, 2019, and estimates of expected investments for fiscal 2019 and 2020:

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory oversight, environmental regulations, unforeseen events and the ability to access capital.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Infrastructure Investment Program

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

On March 29, 2019, NJNG filed a petition with the BPU requesting a base rate increase of approximately $8.7 million for the recovery of NJ RISE and SAFE II capital investment costs of approximately $75 million made through June 30, 2019. On July 17, 2019, this filing was updated to reflect the actual results through June 30, 2019, which resulted in a revised base rate increase of $7.8 million, with changes effective October 1, 2019.

Southern Reliability Link

The SRL is an approximately 30-mile, 30-inch transmission main designed to support improved system reliability and integrity in the southern portion of NJNG’s service territory upon which construction began in December 2018. All approvals required for the completion of the project have been received. The cost to construct SRL is estimated to be between $200 million and $230 million upon completion.

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

	June 30, 2019	June 30, 2018
Firm customers
Residential	484,720	472,382
Commercial, industrial & other	29,223	28,321
Residential transport	23,160	27,197
Commercial transport	9,334	9,732
Total firm customers	546,437	537,632
Other	56	60
Total customers	546,493	537,692

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

During the nine months ended June 30, 2019 and 2018, respectively, NJNG added 6,800 and 6,936 new customers and converted 190 and 539 existing customers to natural gas heat and other services. NJNG expects these new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $3.9 million annually to utility gross margin.

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

On December 18, 2018, the BPU approved a decrease in NJNG's EE recovery rate reflecting actual costs incurred through September 30, 2018, which will result in an annual decrease of $8.8 million, effective January 1, 2019. On May 31, 2019, NJNG filed a petition with the BPU to increase its EE recovery rate, which will result in an annual increase of $3.5 million, anticipated to be effective October 1, 2019.

Since inception, $168.5 million in grants, rebates and loans has been provided to customers, with a total annual recovery of approximately $16.1 million. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.75 percent to 10.3 percent.

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

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2019	2018	2019	2018
Weather (1)	$4,530	$(1,438)	$2,699	$439
Usage	(3,504)	(1,469)	(1,161)	(2,940)
Total	$1,026	$(2,907)	$1,538	$(2,501)

(1)
Compared with the CIP 20-year average, weather was 25.5 percent warmer-than-normal and 6 percent colder-than-normal during the three months ended June 30, 2019 and 2018, respectively, and 0.6 percent and 0.1 percent warmer-than-normal during the nine months ended June 30, 2019 and 2018, respectively.

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

On May 31, 2019, NJNG filed its annual petition with the BPU to decrease its BGSS rate for residential and small commercial customers. The rate changes will result in a $6.8 million decrease to the annual revenues credited to BGSS, a $15.6 million annual increase related to its balancing charge, as well as a increase in the CIP rate, which will result in a $12.8 million annual recovery increase, effective October 1, 2019. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers and balancing charge revenues are credited to BGSS.

On December 28, 2018, NJNG notified the BPU that it will implement a BGSS increase of five percent to a typical customer’s bill effective February 1, 2019, which will result in an increase in revenues credited to BGSS of $10.9 million through September 30, 2019.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Utility gross margin from incentive programs was $2.5 million and $3 million during the three months ended June 30, 2019 and 2018, respectively, and $5.9 million and $9.8 million during the nine months ended June 30, 2019 and 2018, respectively.

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
(1) Data source from Platts, a division of McGraw Hill Financial.

The maximum price per MMBtu was $9.17 and $94.93 and the minimum price was $1.25 and $0.53 for the nine months ended June 30, 2019 and 2018, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Societal Benefits Charge

USF

NJNG’s qualifying customers are eligible for the USF program, which is administered by the New Jersey Department of Community Affairs, to help make energy bills more affordable. In September 2018, the BPU approved NJNG’s annual USF compliance filing to increase the statewide USF rate, which will result in a $1 million annual increase, effective October 1, 2018. On June 24, 2019, NJNG filed its annual USF compliance filing proposing an increase to the statewide USF rate, which will result in the annual recovery increasing by $1.2 million, effective October 1, 2019.

Environmental Remediation

NJNG is responsible for the environmental remediation of five MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management's estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $125.6 million as of June 30, 2019, a decrease of $5.2 million, compared with September 30, 2018. NJNG is currently authorized to recover remediation costs of approximately $7.1 million annually, which is based on expenditures through June 30, 2017. On March 29, 2019, the BPU approved NJNG’s annual SBC application requesting recovery of remediation expenses incurred through June 30, 2018, an increase in the RAC rate of $1.4 million and an increase in the NJCEP factor of $1.9 million, effective April 1, 2019.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG has had discussions with the NJDEP regarding NJNG’s association with two additional sites located within its service territory. Preliminary results at one of the sites has indicated the existence of contaminants from gas manufacturing activities. At the second site, NJNG is in the early investigatory stage, which includes conducting a preliminary assessment and site investigation to determine if there were former MGP operations active at the location and prior ownership of the site. The costs associated with a preliminary assessment, the completion of site investigation activities and the remedial investigation phase at theses two sites are estimated to be approximately $600,000. Inclusive of this estimate, total costs incurred to date at these sites amount to approximately $1.5 million. The Company will continue to gather information to further refine and enhance its estimate of potential costs as it becomes available. See Note 12. Commitments and Contingent Liabilities for a more detailed description.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 4. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2019	2018	2019	2018
Operating revenues	$120,782	$104,538	$622,167	$631,389
Operating expenses
Gas purchases (1)	57,187	55,404	294,536	282,147
Operation and maintenance	43,912	41,842	120,302	115,352
Regulatory rider expense	4,136	5,542	32,159	36,915
Depreciation and amortization	14,689	13,473	42,557	39,609
Energy and other taxes	1,226	6,283	4,169	39,296
Total operating expenses	121,150	122,544	493,723	513,319
Operating (loss) income	(368)	(18,006)	128,444	118,070
Other income, net	1,483	1,358	2,891	2,587
Interest expense, net of capitalized interest	6,301	6,226	18,166	19,285
Income tax (benefit) provision	(1,391)	(25,314)	16,705	4,381
Net (loss) income	$(3,795)	$2,440	$96,464	$96,991

(1)
Includes related party transactions of approximately $2.3 million for both the three months ended June 30, 2019 and 2018, respectively, and $13.9 million and $54.9 million for the nine months ended June 30, 2019 and 2018, respectively, the majority of which is eliminated in consolidation.

Operating Revenues and Gas Purchases

During the three months ended June 30, 2019, compared with the three months ended June 30, 2018, operating revenues increased by 15.5 percent and gas purchases increased 3.2 percent. During the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018, operating revenues decreased by 1.5 percent and gas purchases increased 4.4 percent.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The factors contributing to the increases (decreases) in operating revenues and gas purchases are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019 v. 2018		2019 v. 2018
(Thousands)	Operating revenues	Gas purchases	Operating revenues	Gas purchases
ASC 606 adoption - sales tax election	(5,493)	—	$(35,770)	$—
BGSS incentives	953	1,383	(18,949)	(15,081)
Tax Act impact to base rates	(19)	—	(14,932)	—
Tax Act refund (1)	20,678	—	29,455	—
Average BGSS rates	4,615	4,615	22,504	22,504
Firm sales	(8,641)	(4,198)	3,745	5,243
SAFE II/NJ RISE	985	—	6,037	—
CIP adjustments	4,007	—	4,113	—
Other (2)	(841)	(17)	(5,425)	(277)
Total increase (decrease)	$16,244	$1,783	$(9,222)	$12,389

(1)
Excludes sales tax of $582,000 and $4.6 million during the three and nine months ended June 30, 2019, compared with the three and nine months ended June 30, 2018, respectively, which is included in the ASC 606 adoption - sales tax election line.

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

Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure to NJNG's utility gross margin, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2019	2018	2019	2018
Operating revenues	$120,782	$104,538	$622,167	$631,389
Less:
Gas purchases	57,187	55,404	294,536	282,147
Energy taxes (1)	—	5,493	—	35,770
Regulatory rider expense	4,136	5,542	32,159	36,915
Utility gross margin	$59,459	$38,099	$295,472	$276,557

(1)
Energy taxes does not include sales tax during the three and nine months ended June 30, 2019, due to the adoption of ASC 606, Revenue from Contracts with Customers. Energy taxes includes only sales tax on operating revenues during the three and nine months ended June 30, 2018, excluding tax-exempt sales.

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

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$35,914	5.9	$20,155	6.6	$199,698	43.0	$179,445	42.7
Commercial, industrial and other	9,198	1.2	6,610	1.4	43,217	9.0	39,758	8.2
Firm transportation	10,259	2.5	6,857	2.7	42,526	12.1	43,294	13.9
Total utility firm gross margin/throughput	55,371	9.6	33,622	10.7	285,441	64.1	262,497	64.8
BGSS incentive programs	2,544	33.2	2,974	34.1	5,901	89.0	9,769	109.5
Interruptible/off-tariff agreements	1,544	12.0	1,503	11.3	4,130	24.8	4,291	29.7
Total utility gross margin/throughput	$59,459	54.8	$38,099	56.1	$295,472	177.9	$276,557	204.0

Utility Firm Gross Margin

Utility firm gross margin increased $21.7 million and $22.9 million during the three and nine months ended June 30, 2019, respectively, compared with the three and nine months ended June 30, 2018, due primarily to credits related to the Tax Act during the nine months ended June 30, 2018, that did not recur during the nine months ended June 30, 2019, as well as an increase in rates related to the NJ RISE/SAFE II programs.

BGSS Incentive Programs

The factors contributing to the change in utility gross margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2019 v. 2018	2019 v. 2018
Storage	$(189)	$(1,694)
Capacity release	(198)	(1,513)
Off-system sales	(43)	(661)
Total decrease	$(430)	$(3,868)

The decrease during the three and nine months ended June 30, 2019, compared with the three and nine months ended June 30, 2018, was due primarily to fewer market opportunities for the storage incentive program, a decrease in capacity release volume, as well as lower margins in off-system sales due primarily to lower spreads in the average price of gas bought and sold.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operation and Maintenance Expense

The factors contributing to the increase in O&M expense are as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2019 v. 2018	2019 v. 2018
Shared corporate costs	$4,536	$7,252
Compensation and benefits (1)	(3,583)	(2,486)
Donations	49	(704)
Other	1,068	888
Total increase	$2,070	$4,950

(1)
Includes lower benefit cost due to a recalculation of paid time off for certain union employees as part of recent collective bargaining agreement, partially offset by higher compensation costs due to increased headcount.

Depreciation Expense

Depreciation expense increased $1.2 million and $2.9 million during the three and nine months ended June 30, 2019, respectively, compared with the three and nine months ended June 30, 2018, as a result of additional utility plant being placed into service.

Income Tax (Benefit) Provision

Income tax benefit decreased $23.9 million during the three months ended June 30, 2019, compared with the three months ended June 30, 2018, due primarily to the remeasurement of deferred income taxes and the amortization of overcollected taxes included in base rates related to timing differences associated with utility plant deprecation resulting from the Tax Act. Income tax provision increased $12.3 million during the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018, due primarily to the amortization of overcollected taxes as previously discussed, partially offset by a lower income tax rate.

Net Income

Net income decreased $6.2 million during three months ended June 30, 2019, compared with the three months ended June 30, 2018, due primarily to increased O&M and depreciation expense along with decreased BGSS incentives, as previously discussed. Net income remained relatively flat during nine months ended June 30, 2019, compared with the nine months ended June 30, 2018.

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

The primary contributors toward the value of qualifying clean energy projects are tax incentives and SRECs. Changes in the federal statutes related to the ITC or in the marketplace and/or relevant state legislation and regulatory policies affecting the market for solar renewable energy credits, could significantly affect future results.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Solar

Solar projects placed in service and related expenditures are as follows:

	Three Months Ended
	June 30,
($ in Thousands)	2019			2018
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected	1	10.0	$21,785	2	23.0	$48,019
Net-metered:
Commercial	—	—	—	—	—	9
Residential	190	1.9	6,178	221	2.1	6,493
Total placed in service	191	11.9	$27,963	223	25.1	$54,521

	Nine Months Ended
	June 30,
($ in Thousands)	2019			2018
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected	2	20.0	$42,340	2	23.0	$48,022
Net-metered:
Commercial	1	9.2	27,562	—	—	74
Residential	545	5.5	17,086	612	5.7	17,787
Total placed in service	548	34.7	$86,988	614	28.7	$65,883

Since inception, Clean Energy Ventures has constructed a total of 266 MW of solar capacity and has an additional 21.3 MW under construction. Projects that are placed in service through December 31, 2019, qualify for a 30-percent federal ITC. The credit will decline to 26 percent for property under construction during 2020 and to 22 percent for property under construction during 2021. The ITC will be reduced to 10 percent for any property that is under construction before 2022, but not placed in service before 2024.

Clean Energy Ventures may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of six to 15 years. The Company will continue to operate the solar assets and are responsible for related expenses and entitled to retain the revenue generated from SRECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. Clean Energy Ventures did not enter into any sale-leaseback transactions for its commercial solar assets during the nine months ended June 30, 2019 and 2018, and currently does not expect that it will enter into any such transactions through the end of the fiscal year.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

SREC activity consisted of the following:

	Nine Months Ended
	June 30,
	2019	2018
Inventory balance as of October 1,	105,192	48,357
SRECs generated	197,041	153,215
SRECs delivered	(104,670)	(88,562)
Inventory balance as of June 30,	197,563	113,010

During the nine months ended June 30, 2019, SRECs generated increased inventory by 28.6 percent, compared with the nine months ended June 30, 2018, and the average SREC sales price was $190 and $226 during the nine months ended June 30, 2019, and 2018, respectively.

Clean Energy Ventures hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2019	97%
2020	100%
2021	98%
2022	43%

(1)	Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of SRECs by our solar assets. All related costs are included as a component of O&M expenses on the Unaudited Condensed Consolidated Statements of Operations, including such expenses as facility maintenance and various fees.

Onshore Wind

Clean Energy Ventures invested in small to mid-size onshore wind projects that fit its investment profile. The wind projects were eligible for PTCs for a 10-year period following commencement of operations and have PPAs of various terms in place, which typically govern the sale of energy, capacity and/or renewable energy credits. Once a wind installation commenced operations, each MWh of electricity produced created a REC that represented the renewable energy attribute of the wind-electricity generated that can be sold to third parties. There are no direct costs associated with the production of RECs by our wind assets and all related costs were included as a component of O&M expenses on the Unaudited Condensed Consolidated Statements of Operations.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

Clean Energy Ventures’ financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2019	2018	2019	2018
Operating revenues	$11,450	$15,348	$37,707	$42,210
Operating expenses
Operation and maintenance	9,287	5,880	20,527	17,184
Depreciation and amortization	8,239	6,702	24,253	24,565
Other taxes	201	216	952	885
Total operating expenses	17,727	12,798	45,732	42,634
Operating (loss) income	(6,277)	2,550	(8,025)	(424)
Other income (expense), net	643	36	494	(106)
Interest expense, net	4,320	4,708	14,405	13,260
Income tax benefit	(1,787)	(565)	(39,033)	(87,275)
Net (loss) income	$(8,167)	$(1,557)	$17,097	$73,485

Operating Revenues

Operating revenues decreased $3.9 million and $4.5 million during the three and nine months ended June 30, 2019, respectively, compared with the three and nine months ended June 30, 2018, due primarily to decreased wind electricity sales as a result of the sale of the remaining wind assets on February 7, 2019, partially offset by increased electricity sales from solar assets.

Operation and Maintenance Expense

O&M expense increased $3.4 million during the three months ended June 30, 2019, compared with the three months ended June 30, 2018, due primarily to an increase in shared corporate costs. O&M expense increased $3.3 million during the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018, due primarily to an increase in shared corporate costs, partially offset by a pre-tax gain of $645,000, associated with the sale of the wind assets.

Depreciation Expense

Depreciation expense increased $1.5 million and $312,000 during the three and nine months ended June 30, 2019, respectively, compared with the three and nine months ended June 30, 2018, due primarily to increases in solar capital additions placed in service, partially offset by depreciation on wind assets no longer being recorded.

Income Tax (Benefit) Provision

Income tax benefit increased $1.2 million during the three months ended June 30, 2019, compared with the three months ended June 30, 2018, due primarily to an increase in ITCs recognized. Income tax benefit decreased $48.2 million during the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018, due primarily to an income tax benefit of $63.8 million associated with the revaluation of deferred income taxes resulting from the Tax Act during the nine months ended June 30, 2018, that did not recur during the nine months ended June 30, 2019, partially offset by an increase in ITCs recognized.

Net Income

Net income decreased $6.6 million during the three months ended June 30, 2019, compared with the three months ended June 30, 2018, due primarily to decreased operating revenue as a result of the sale of the remaining wind assets and increased O&M expenses, partially offset by increased income tax benefit, as previously discussed. Net income decreased $56.4 million during the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018, due primarily to the decreased income tax benefit and operating revenue, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Non-GAAP Financial Measures

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating the operating results of Clean Energy Ventures. GAAP requires us, during the interim periods, to estimate our annual effective tax rate and use this rate to calculate the year-to-date tax provision. We also determine an annual estimated effective tax rate for NFE purposes and calculate a quarterly tax adjustment based on the differences between our forecasted net income and our forecasted NFE for the fiscal year. This adjustment is applied to Clean Energy Ventures, as such adjustment is primarily related to tax credits generated by Clean Energy Ventures. No adjustment is needed during the fourth quarter, since the actual effective tax rate is calculated at year end. Accordingly, for NFE purposes, the annual estimated effective tax rate is (13.7) percent for fiscal 2019 and 12.5 percent for fiscal 2018.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2019	2018	2019	2018
Net (loss) income	$(8,167)	$(1,557)	$17,097	$73,485
Add:
Net income to NFE tax adjustment	1,029	728	7,700	6,987
Net financial (loss) earnings	$(7,138)	$(829)	$24,797	$80,472

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

Operating Results

Energy Services’ financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2019	2018	2019	2018
Operating revenues (1)	$290,021	$409,405	$1,425,113	$1,612,699
Operating expenses
Gas purchases (including demand charges (2)(3))	290,881	423,861	1,373,784	1,492,418
Operation and maintenance	3,194	10,328	13,834	15,840
Depreciation and amortization	23	21	75	50
Other taxes	268	317	1,135	2,553
Total operating expenses	294,366	434,527	1,388,828	1,510,861
Operating (loss) income	(4,345)	(25,122)	36,285	101,838
Other income, net	45	150	96	288
Interest expense, net	766	581	4,277	3,041
Income tax (benefit) provision	(1,193)	(4,786)	7,063	32,922
Net (loss) income	$(3,873)	$(20,767)	$25,041	$66,163

(1)
Includes related party transactions of approximately $62,000 and $(12,000) for the three months ended June 30, 2019 and 2018, respectively, and $8.3 million and $49.6 million for the nine months ended June 30, 2019 and 2018, respectively, which are eliminated in consolidation.

(2)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to ten years.

(3)
Includes related party transactions of approximately $1.1 million for both the three months ended June 30, 2019 and 2018, and $3.4 million for the nine months ended June 30, 2019 and 2018, a portion of which is eliminated in consolidation.

Energy Services' portfolio of financial derivative instruments are composed of:

	Nine Months Ended
	June 30,
(in Bcf)	2019	2018
Net short futures contracts	33.1	51.5

Operating Revenues and Gas Purchases

Operating revenues decreased $119.4 million and $187.6 million and gas purchases decreased $133 million and $118.6 million during the three and nine months ended June 30, 2019, compared with the three and nine months ended June 30, 2018, respectively, due primarily to decreased volumes and less price volatility in the physical gas market.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operation and Maintenance Expense

O&M expense decreased $7.1 million during the three months ended June 30, 2019, compared with the three months ended June 30, 2018, due primarily to decreased incentive compensation and shared corporate costs. O&M expense decreased $2 million during the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018, due primarily to decreased incentive compensation, partially offset by a pre-tax gain of $3.7 million associated with the sale of NJR Retail Services Company in February 2018, that did not recur.

Income Tax Provision

Income tax benefit decreased $3.6 million during the three months ended June 30, 2019, compared with the three months ended June 30, 2018, due primarily to a decrease in operating loss. Income tax provision decreased $25.9 million during the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018, due primarily to decreased operating income, along with income tax expense of $9.2 million during the nine months ended June 30, 2018, associated with the revaluation of deferred income taxes that did not recur during the nine months ended June 30, 2019.

Net Income

Net income increased $16.9 million during the three months ended June 30, 2019, compared with the three months ended June 30, 2018, primarily due to decreased O&M, as well as decreased operating loss. Net income decreased $41.1 million during the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018, due primarily to decreased operating income, partially offset by the related decrease in income tax provision.

Non-GAAP Financial Measures

Management uses financial margin and NFE, non-GAAP financial measures, when evaluating the operating results of Energy Services. Financial margin and NFE are based on removing timing differences associated with certain derivative instruments, as discussed above. There is a related tax effect on current and deferred income tax expense corresponding with NFE. Also included in the tax effect are the impacts of the Tax Act and resulting revaluation of the deferred income taxes that arose from derivative and hedging activity as measured under NFE. The revaluation caused the effective tax rate on reconciling items to differ from the statutory rate in effect for the nine months ended June 30, 2018.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Financial Margin

The following table is a computation of Energy Services' financial margin:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2019	2018	2019	2018
Operating revenues (1)	$290,021	$409,405	$1,425,113	$1,612,699
Less: Gas purchases	290,881	423,861	1,373,784	1,492,418
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(24,684)	2,874	(27,056)	24,498
Effects of economic hedging related to natural gas inventory (2)	11,317	4,474	12,073	(14,788)
Financial margin	$(14,227)	$(7,108)	$36,346	$129,991

(1)
Includes unrealized losses related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $(62,000) and $(12,000) for the three months ended June 30, 2019 and 2018, respectively, and $1.3 million and $1.7 million for the nine months ended June 30, 2019 and 2018, respectively.

(2)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

A reconciliation of operating income, the closest GAAP financial measure, to Energy Services' financial margin is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2019	2018	2019	2018
Operating (loss) income	$(4,345)	$(25,122)	$36,285	$101,838
Add:
Operation and maintenance	3,194	10,328	13,834	15,840
Depreciation and amortization	23	21	75	50
Other taxes	268	317	1,135	2,553
Subtotal	(860)	(14,456)	51,329	120,281
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(24,684)	2,874	(27,056)	24,498
Effects of economic hedging related to natural gas inventory	11,317	4,474	12,073	(14,788)
Financial margin	$(14,227)	$(7,108)	$36,346	$129,991

Financial margin decreased $7.1 million and $93.6 million during the three and nine months ended June 30, 2019, compared with the three and nine months ended June 30, 2018, respectively, due primarily to narrower pricing spreads, decreased volumes and less price volatility in the physical natural gas market.

Net Financial Earnings

A reconciliation of Energy Services' net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2019	2018	2019	2018
Net (loss) income	$(3,873)	$(20,767)	$25,041	$66,163
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(24,684)	2,874	(27,056)	24,498
Tax effect (1)	5,899	(649)	6,455	(3,364)
Effects of economic hedging related to natural gas inventory	11,317	4,474	12,073	(14,788)
Tax effect	(2,689)	(1,011)	(2,869)	5,518
Net financial (loss) earnings	$(14,030)	$(15,079)	$13,644	$78,027

(1)
Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $14,000 and $2,000 for the three months ended June 30, 2019 and 2018, respectively, and $(320,000) and $(652,000) for the nine months ended June 30, 2019 and 2018, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NFE increased $1 million during the three months ended June 30, 2019, compared with the three months ended June 30, 2018, due primarily to decreased O&M, partially offset by lower financial margin. NFE decreased $64.4 million during the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018, due primarily to lower financial margin and decreased income tax provision, as previously discussed.

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

PennEast received a Certificate of Public Convenience and Necessity for the project from FERC on January 19, 2018. As of June 30, 2019, PennEast completed all the necessary land surveys and is preparing to resubmit the NJDEP application during August 2019. Construction of PennEast is expected to begin following receipt of all necessary governmental and regulatory permits and any remaining land use rights. Construction could be delayed due to factors that are beyond the ability of PennEast to control, including unforeseen construction delays, the receipt of governmental and regulatory approvals, and intervention, challenges, and litigation by others to governmental and regulatory proceedings. The timing and outcome of such actions and proceedings cannot be predicted with any certainty at this time. Delays in receipt of regulatory approvals and other unforeseen delays could result in increased costs that could negatively impact PennEast operations if not resolved in a timely manner. As of June 30, 2019, our net investments in Steckman Ridge and PennEast were $115.4 million and $82.2 million, respectively.

Operating Results

The financial results of our Midstream segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2019	2018	2019	2018
Equity in earnings of affiliates	$4,167	$3,907	$11,966	$12,104
Operation and maintenance	$949	$515	$2,652	$1,476
Other income, net	$1,088	$1,558	$6,434	$4,135
Interest expense, net	$522	$471	$1,630	$1,165
Income tax provision (benefit)	$729	$989	$2,910	$(8,723)
Net income	$3,052	$3,489	$11,201	$22,315

Equity in earnings of affiliates increased $260,000 during the three months ended June 30, 2019, compared with the three months ended June 30, 2018, due primarily to an increase in AFUDC earned at PennEast. Equity in earnings of affiliates decreased $138,000 during the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018, due primarily to decreases in storage revenue and increases in debt service costs at Steckman Ridge, partially offset by an increase in AFUDC earned at PennEast.

O&M expense increased $434,000 and $1.2 million during the three and nine months ended June 30, 2019, respectively, compared with the three and nine months ended months ended June 30, 2018, due primarily to increased shared corporate costs and consulting expenses.

Other income decreased $470,000 during the three months ended June 30, 2019, compared with the three months ended June 30, 2018, due primarily to decreased dividend income associated with the sale of Dominion shares in March 2019. Other income increased $2.3 million during the nine months ended June 30, 2019, respectively, compared with the nine months ended June 30, 2018, due primarily to the realized and unrealized gains of $1.6 million associated with the sale of Dominion shares, partially offset by a decrease in dividend income.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Income taxes decreased $260,000 during the three months ended June 30, 2019, compared with the three months ended June 30, 2018, due primarily to a lower income tax rate due to the Tax Act. Income taxes increased $11.6 million during the nine months ended June 30, 2019, due primarily to an income tax benefit of $13.9 million associated with the revaluation of deferred income taxes resulting from the Tax Act during the nine months ended June 30, 2018, that did not recur during the nine months ended June 30, 2019.

Net income decreased $437,000 during the three months ended June 30, 2019, compared with the three months ended June 30, 2018, due primarily to increased O&M expense, as previously discussed. Net income decreased $11.1 million during the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018, due primarily to the decreased income tax benefit, partially offset by increased other income, as previously discussed.

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

Operating Results

The consolidated financial results of Home Services and Other are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2019	2018	2019	2018
Operating revenues	$13,082	$14,759	$37,905	$32,977
Operation and maintenance	$5,600	$10,488	$29,630	$31,099
Energy and other taxes	$676	$1,006	$2,419	$3,119
Other (expense) income, net	$(99)	$49	$(247)	$5,350
Income tax provision	$1,705	$1,122	$854	$11,539
Net income (loss)	$4,365	$2,128	$2,672	$(7,982)

Operating revenue decreased $1.7 million and increased $4.9 million during the three and nine months ended June 30, 2019, compared with the three and nine months ended June 30, 2018, due primarily to changes in contract revenue recognition at NJRHS resulting from the adoption of ASC 606, Revenue from Contracts with Customers. As of October 1, 2018, NJRHS recognizes contract revenue on a straight line basis over the term of the contract. Previously, contract revenue was recognized on a seasonal basis based on demand for services.

O&M decreased $4.9 million during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, due primarily to decreased shared corporate costs. O&M decreased $1.5 million during the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018, due primarily to increased compensation costs.

Other income, net decreased $148,000 during the three months ended June 30, 2019, compared with the three months ended June 30, 2018, due primarily to an increase in net periodic benefit cost related to the adoption of ASU No. 2017-07 an amendment to ASC 715, Compensation - Retirement Benefits, partially offset by increased interest income at NJR. Other income, net decreased $5.6 million during the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018, due primarily to the sale of equity securities in an energy company, which resulted in a pre-tax gain of $5.3 million during the nine months ended June 30, 2018.

Income tax provision increased $583,000 during the three months ended June 30, 2019, compared with the three months ended June 30, 2018, due primarily to increased pre-tax income, as previously discussed. Income tax provision decreased $10.7 million during the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018, due primarily to income tax expense of $10.8 million associated with the revaluation of deferred income taxes resulting from the Tax Act during the nine months ended June 30, 2018, that did not recur during the nine months ended June 30, 2019.

Net income increased $2.2 million during the three months ended June 30, 2019, compared with the three months ended June 30, 2018, due primarily to a decrease in O&M, partially offset by the decrease in operating revenue, as previously discussed. Net income increased $10.7 million during the nine months ended June 30, 2019, compared with the nine months ended June 30,

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

2018, due primarily to the increase in operating revenue and decrease in income tax provision, partially offset by the decrease in other income, net, as previously discussed.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2019	2018	2019	2018
Net income (loss)	$4,365	$2,128	$2,672	$(7,982)
Add:
Unrealized loss (gain) on derivative instruments and related transactions	100	(204)	361	(325)
Tax effect	(28)	69	(101)	96
Net financial earnings (loss)	$4,437	$1,993	$2,932	$(8,211)

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

Our consolidated capital structure was as follows:

	June 30, 2019	September 30, 2018
Common stock equity	52%	49%
Long-term debt	40	41
Short-term debt	8	10
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $57.4 million and $41.7 million of equity by issuing approximately 1,181,000 and 1,014,000 shares of common stock through the waiver discount feature of the DRP during the nine months ended June 30, 2019 and 2018, respectively. NJR also raised $13.2 million and $13.6 million of equity through the DRP by issuing approximately 279,000 and 334,000 shares of treasury stock, during the nine months ended June 30, 2019 and 2018, respectively.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of June 30, 2019, we repurchased a total of approximately 17.1 million of those shares and may repurchase an additional 2.4 million shares under the approved program. There were no shares repurchased during the nine months ended June 30, 2019 and 2018.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

We believe that as of June 30, 2019, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of June 30, 2019, NJR had revolving credit facilities totaling $425 million, with $420.8 million available under the facilities.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of June 30, 2019, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $150 million.

Short-term borrowings were as follows:

	Three Months Ended	Nine Months Ended
(Thousands)	June 30, 2019
NJR
Notes Payable to banks:
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Average balance for the period	$—	$126,808
Weighted average interest rate for average balance	—%	3.33%
Month end maximum for the period	$—	$280,000
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$99,300	$99,300
Weighted average interest rate at end of period	2.62%	2.62%
Average balance for the period	$37,925	$49,784
Weighted average interest rate for average balance	2.67%	2.66%
Month end maximum for the period	$99,300	$123,500

Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in the November through January time frame.

NJR

Based on its average borrowings during the nine months ended June 30, 2019, NJR's average interest rate was 3.33 percent, resulting in interest expense of approximately $3.1 million, respectively.

As of June 30, 2019, NJR had two letters of credit outstanding totaling $4.2 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

On December 21, 2018, NJR entered into a four-month $100 million revolving line of credit facility, which expired on April 18, 2019. There were no amounts outstanding under this credit facility at expiration.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

As noted above, based on its average borrowings during the three and nine months ended June 30, 2019, NJNG's average interest rate was 2.67 percent and 2.66 percent, respectively, resulting in interest expense of approximately $260,000 and $1.3 million, respectively.

As of June 30, 2019, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

Long-Term Debt

NJR

As of June 30, 2019, NJR had the following outstanding:

•$100 million variable rate term loan due August 16, 2019;

•$50 million of 3.25 percent senior notes due September 17, 2022;

•$50 million of 3.20 percent senior notes due August 18, 2023;

•$100 million of 3.48 percent senior notes due November 7, 2024;

•$100 million of 3.54 percent senior notes due August 18, 2026; and

•$100 million of 3.96 percent senior notes due June 8, 2028.

Neither NJNG nor its assets are obligated or pledged to support NJR's long-term debt.

On July 17, 2019, NJR entered into a Note Purchase Agreement for $150 million of 3.29 percent senior notes due July 17, 2029. The company issued $50 million of these senior notes on July 17, 2019 and will issue the remaining $100 million of these senior notes on or around August 15, 2019, subject to certain, customary closing conditions. The senior notes are not secured by assets, but are instead guaranteed by certain unregulated subsidiaries of NJR and will be used for environmentally beneficial activities such as the funding of commercial solar projects.

NJNG

As of June 30, 2019, NJNG's long-term debt consisted of $610.8 million in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2059, $97 million in secured variable rate debt with maturities ranging from 2027 to 2041 and $28.3 million in capital leases with various maturities ranging from 2019 to 2025.

On April 18, 2019, NJNG remarketed three FMBs, in the amount of $35.8 million, with a weighted average interest rate of 3.02 percent. The bonds have maturity dates ranging from April 2038 to April 2059.

On July 17, 2019, NJNG entered into a Note Purchase Agreement, under which NJNG issued $100 million of 3.76 percent senior notes due July 17, 2049 and $85 million of 3.86 percent senior notes due July 17, 2059. The senior notes are secured by an equal principal amount of NJNG's FMBs issued under NJNG's Mortgage Indenture.

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

Sale-Leaseback

NJNG

NJNG received $9.9 million and $7.8 million in December 2018 and 2017, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.1 million during both the nine months ended June 30, 2019 and 2018. NJNG continues to evaluate this sale-leaseback program based on current market conditions. As noted, natural gas meters are accepted as property under the Mortgage Indenture.

Clean Energy Ventures

Clean Energy Ventures has entered into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over six to 15-year terms. These sale-leasebacks are financing obligations secured by the solar assets and related future cash flows from SREC and energy sales. ITCs and other tax benefits associated with these solar projects were transferred to the buyer. Clean Energy Ventures will continue to operate the solar projects and retain ownership of SRECs generated, and has the option to renew the lease or repurchase the assets at the end of the lease term per the terms of the arrangement. Clean Energy Ventures did not enter into sale-leasebacks transactions during the nine months ended June 30, 2019 and 2018.

Contractual Obligations

NJNG's total capital expenditures are projected to be $347.9 million and $454.6 million, in fiscal 2019 and 2020, respectively. Total capital expenditures spent or accrued during the nine months ended June 30, 2019, were $241.6 million. NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of June 30, 2019, NJNG's future MGP expenditures are estimated to be $125.6 million. For a more detailed description of MGP expenditures see Note 12. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

Clean Energy Ventures' expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. During the nine months ended June 30, 2019, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were $92.6 million. An additional $36.1 million has been committed for solar projects to be placed into service during fiscal 2019 and beyond. We estimate solar-related capital expenditures for projects during fiscal 2019 to be between $150 million and $170 million.

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

During the nine months ended June 30, 2019, capital expenditures related to our Midstream investment in the Adelphia project were $11.1 million. We estimate capital expenditures related to our Midstream investment in the Adelphia project to be between $175 million and $200 million in fiscal 2019. During the nine months ended June 30, 2019, capital expenditures related to our Midstream investment in the PennEast pipeline project were $2.7 million. We estimate capital expenditures related to our Midstream investment in the PennEast project to be between $3 million and $10 million in fiscal 2019.

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

Off-Balance-Sheet Arrangements

Our off-balance-sheet arrangements consist of guarantees covering approximately $311.1 million of natural gas purchases, SREC sales and demand fee commitments and outstanding letters of credit totaling $5 million.

Cash Flows

Operating Activities

Cash flows from operating activities during the nine months ended June 30, 2019, totaled $165.8 million compared with $392.6 million during the nine months ended June 30, 2018. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The decrease of $226.8 million in cash flows from operating activities during the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018, was due primarily to lower financial margin generated at Energy Services and increased working capital requirements.

Investing Activities

Cash flows used in investing activities totaled $105 million during the nine months ended June 30, 2019, compared with $254.2 million during the nine months ended June 30, 2018. The decrease of $149.2 million was due primarily to proceeds, net of closing costs, from the sale of our remaining wind assets of $205.7 million and Dominion shares of $34.5 million, partially offset by an increase in capital expenditures of $66.2 million for utility plant.

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

Cash flows used in financing activities totaled $35.8 million during the nine months ended June 30, 2019, compared with $139.5 million during the nine months ended June 30, 2018. The decrease of $103.7 million is due primarily to reduced short-term debt activity at NJR and NJNG and an increase in dividends paid to shareowners, partially offset by increased proceeds from the issuance of common stock through the waiver discount feature of the DRP.

Credit Ratings

The table below summarizes NJNG's credit ratings as of June 30, 2019, issued by two rating entities, Moody's and Fitch:

	Moody's	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-1	F-2
Senior Secured	Aa3	A+
Ratings Outlook	Negative	Stable

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

NJNG's Moody's and Fitch ratings are investment-grade ratings. NJR is not a rated entity. On May 24, 2019, at NJNG’s request, S&P withdrew all ratings on NJNG, including its 'A' senior secured debt rating and 'A-2' short-term and commercial paper rating.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2018	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2019
Natural Gas Distribution	$94	(2,044)	(2,147)	$197
Energy Services	(13,925)	24,587	7,349	3,313
Total	$(13,831)	22,543	5,202	$3,510

There were no changes in methods of valuations during the nine months ended June 30, 2019.

The following is a summary of fair market value of financial derivatives at June 30, 2019, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2019	2020	2021 - 2023	After 2023	Total Fair Value
Price based on NYMEX/CME	$1,125	2,608	796	—	$4,529
Price based on ICE	2,201	(4,607)	1,387	—	(1,019)
Total	$3,326	(1,999)	2,183	—	$3,510

The following is a summary of financial derivatives by type as of June 30, 2019:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	28.7	$1.68 - $2.94	$197
Energy Services	Futures	(26.9)	$0.72 - $4.09	(1,248)
	Swaps	(6.2)	$2.72 - $3.46	4,528
	Options	—	$0.01 - $0.10	33
Total				$3,510

(1)	Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2018	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2019
Natural Gas Distribution - Prices based on other external data	$(107)	2,614	2,514	$(7)
Energy Services - Prices based on other external data	(17,877)	(17,368)	(9,189)	(26,056)
Total	$(17,984)	(14,754)	(6,675)	$(26,063)

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of interest rate contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2018	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2019
Home Services and Other - Prices based on other external data	381	(246)	115	20
Total	$381	(246)	115	$20

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $6 million. This analysis does not include potential changes to reported credit adjustments embedded in the $14.7 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(3,007)	$(6,015)	$(9,022)	$(12,030)
Ending derivative fair value	$14,657	$11,650	$8,642	$5,635	$2,627

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$3,007	$6,015	$9,022	$12,030
Ending derivative fair value	$14,657	$17,664	$20,672	$23,679	$26,687

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of June 30, 2019. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Energy Services' & Clean Energy Ventures' counterparty credit exposure as of June 30, 2019, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$124,686	$102,054
Noninvestment grade	19,511	1,884
Internally rated investment grade	18,205	13,881
Internally rated noninvestment grade	10,689	3,833
Total	$173,091	$121,652

NJNG's counterparty credit exposure as of June 30, 2019, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$2,916	$2,815
Noninvestment grade	31	—
Internally rated investment grade	210	210
Internally rated noninvestment grade	21,607	15,259
Total	$24,764	$18,284

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2018, and is set forth in Part I, Item 1, Note 12. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended June 30, 2019, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended June 30, 2019:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
4/01/19 - 4/30/19	—	$—	—	2,431,053
5/01/19 - 5/31/19	—	—	—	2,431,053
6/01/19 - 6/30/19	—	—	—	2,431,053
Total	—	$—	—	2,431,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of June 30, 2019, included 19.5 million shares of common stock for repurchase, of which, approximately 2.4 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

ITEM 5. OTHER INFORMATION

Laurence M. Downes, Chairman and CEO of the Company, announced at NJR’s July 8, 2019 Board of Directors meeting his intent to retire from his position as CEO of NJR and its principal subsidiaries, including New Jersey Natural Gas Company, effective September 30, 2019. Mr. Downes will continue to serve as Chairman of the NJR Board until the Annual Shareowners Meeting on January 22, 2020. Following the July 8, 2019 meeting of the NJR Board, in accordance with NJR’s succession plan, the Board announced that Mr. Stephen D. Westhoven, NJR’s President and COO, will be the successor to the office of CEO, upon Mr. Downes’ retirement. The Board expects to formally appoint Mr. Westhoven as NJR’s CEO and to specify his compensation and benefits later in 2019.

Andrew Westhoven, the brother of Stephen D. Westhoven (President and COO of the Company) is employed by NJR Clean Energy Ventures, serving as Senior Project Manager-Construction and Engineering. The total compensation paid to Andrew Westhoven during 2019 was within the range set for employees with comparable qualifications and responsibilities who hold similar positions at the Company (salary of $123,800 to $238,000, plus short-term annual incentive compensation targeted between 15 to 30 percent of salary). He also received health insurance and other benefits available to all other employees in a similar position. His compensation was determined in accordance with our compensation practices applicable to employees who hold similar positions. Stephen D. Westhoven did not and does not have any direct responsibility for reviewing his brother’s work or any influence over his brother’s compensation or the other terms of his employment. The Audit Committee of the Board of Directors of NJR reviewed, approved and ratified the compensation of Andrew Westhoven.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

4.1
 Amended and Restated Indenture, dated as of April 1, 2019, between NJNG and New Jersey Economic Development Authority and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q, as filed on May 3, 2019)

4.2
 Second Amendment to the Loan Agreement, dated as of April 1, 2019, NJNG and New Jersey Economic Development Authority (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q, as filed on May 3, 2019)

4.3	Amended and Restated Continuing Disclosure Undertaking, dated as of April 18, 2019 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q, as filed on May 3, 2019)

4.4
Fourth Supplemental Indenture, dated as of April 1, 2019, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q, as filed on May 3, 2019)

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended June 30, 2019, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
________________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	August 6, 2019
By:/s/ Patrick Migliaccio
Patrick Migliaccio
Senior Vice President and
Chief Financial Officer