Form 10-K
period 2019-09-30
NEW JERSEY RESOURCES CORP
filed 2019-11-22
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission file number 001-08359

NEW JERSEY RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)
New Jersey				22-2376465
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification Number)

1415 Wyckoff Road,	Wall,	New Jersey	07719	(732)	938‑1000
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered)
Common Stock ‑ $2.50 Par Value	NJR	New York Stock Exchange
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
☒ Yes        ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $4,363,911,091 based on the closing price of $49.79 per share on March 29, 2019, as reported on the New York Stock Exchange.

The number of shares outstanding of $2.50 par value common stock as of November 19, 2019 was 90,164,811.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareowners (Proxy Statement) to be held on January 22, 2020, are incorporated by reference into Part I and Part III of this report.

New Jersey Resources Corporation

TABLE OF CONTENTS

i

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS

Adelphia	Adelphia Gateway, LLC
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
Bridge Facility	The $350 million term loan credit agreement expiring in October 2020
CIP	Conservation Incentive Program
CME	Chicago Mercantile Exchange
CR&R	Commercial Realty & Resources Corp.
Degree-day	The measure of the variation in the weather based on the extent to which the average daily temperature falls below 65 degrees Fahrenheit
Dominion	Dominion Energy, Inc.
DM	Dominion Energy Midstream Partners, L.P., a master limited partnership
DM Common Units	Common units representing limited partnership interests in DM
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
Dths	Dekatherms
EDA	New Jersey Economic Development Authority
EDA Bonds	Collectively, Series 2011A, Series 2011B and Series 2011C Bonds issued to NJNG by the EDA
EDECA	Electric Discount and Energy Competition Act
EE	Energy Efficiency
Energy Services	Energy Services segment
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Financial Margin
A non-GAAP financial measure, which represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes any accounting impact from the change in the fair value of certain derivative instruments

Fitch	Fitch Ratings Company
FMB	First Mortgage Bonds
GAAP	Generally Accepted Accounting Principles of the United States
GWRA	Global Warming Response Act of 2007
HCCTR	Health Care Cost Trend Rate
Home Services and Other	Home Services and Other Operations
ICE	Intercontinental Exchange
IEC	Interstate Energy Company, LLC
IIP	Infrastructure Investment Program
IRS	Internal Revenue Service
ISDA	The International Swaps and Derivatives Association
ITC	Investment Tax Credit
Leaf River	Leaf River Energy Center LLC
LIBOR	London Inter-Bank Offered Rate
LNG	Liquefied Natural Gas
Loan Agreement	Loan Agreement between the EDA and NJNG
MGP	Manufactured Gas Plant
Midstream	Midstream segment
MLP	Master Limited Partnership
MMBtu	Million British Thermal Units
Moody’s	Moody’s Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
NAV	Net Asset Value

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

NFE	Net Financial Earnings
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey’s Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company or Natural Gas Distribution segment
NJNG Credit Facility	The $250 million unsecured committed credit facility expiring in December 2023
NJR Credit Facility	The $425 million unsecured committed credit facility expiring in December 2023
NJR or The Company	New Jersey Resources Corporation
NJRCEV	NJR Clean Energy Ventures Corporation or Clean Energy Ventures Segment
NJRES	NJR Energy Services Company
NJRHS	NJR Home Services Company
NJRRS	NJR Retail Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
O&M	Operations and Maintenance
OPEB	Other Postemployment Benefit Plans
PBO	Projected Benefit Obligation
PennEast	PennEast Pipeline Company, LLC
PEP	Pension Equalization Plan
PIM	Pipeline Integrity Management
PPA	Power Purchase Agreement
Prudential Facility	NJR’s unsecured, uncommitted private placement shelf note agreement with Prudential Investment Management, Inc.
PTC	Production Tax Credit
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
S&P	Standard & Poor’s Financial Services, LLC
SAFE I	Safety Acceleration and Facility Enhancement Program, Phase I
SAFE II	Safety Acceleration and Facility Enhancement Program, Phase II
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SAVEGREEN	The SAVEGREEN Project®
Savings Plan	Employees’ Retirement Savings Plan
SBC	Societal Benefits Charge
SEC	Securities and Exchange Commission
SREC	Solar Renewable Energy Certificate
SRL	Southern Reliability Link
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Superstorm Sandy	Post-Tropical Cyclone Sandy
Talen	Talen Energy Marketing, LLC or Talen Generation, LLC
TETCO	Texas Eastern Transmission
The Exchange Act	The Securities Exchange Act of 1934, as amended
The Tax Act	An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017
Trustee	U.S. Bank National Association
TSR	Total Shareholder Return
U.S.	The United States of America
Union	International Brotherhood of Electrical Workers Local 1820
USF	Universal Service Fund

New Jersey Resources Corporation

TABLE OF CONTENTS

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations, assumptions and beliefs presented in Part I, Item 1. Business and Item 3. Legal Proceedings, and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and in the notes to the financial statements, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “anticipate,” “estimate,” “may,” “could,” “might,” “intend,” “expect,” “believe,” “will,” “plan” or “should” or comparable terminology and are made based upon management’s current expectations, assumptions and beliefs as of this date concerning future developments and their potential effect on us. There can be no assurance that future developments will be in accordance with management’s expectations, assumptions or beliefs, or that the effect of future developments on us will be those anticipated by management.

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs and SRECs, future rate case proceedings, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2020 and thereafter include many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors, as well as the following:

•
our ability to obtain governmental and regulatory approvals, land-use rights, electric grid connection (in the case of clean energy projects) and/or financing for the construction, development and operation of our unregulated energy investments, pipeline transportation systems and NJNG and Midstream infrastructure projects, including NJ RISE, SRL, Leaf River, PennEast and Adelphia, in a timely manner;

•
risks associated with our investments in clean energy projects, including the availability of regulatory incentives and federal tax credits, the availability of viable projects, our eligibility for ITCs, the future market for SRECs and electricity prices, and operational risks related to projects in service;

•	risks associated with acquisitions and the related integration of acquired assets with our current operations, including the acquisition of Leaf River and our planned Adelphia acquisition;

•	our ability to comply with current and future regulatory requirements;

•	volatility of natural gas and other commodity prices and their impact on NJNG customer usage, NJNG’s BGSS incentive programs, our Energy Services segment operations and our risk management efforts;

•	the performance of our subsidiaries;

•	access to adequate supplies of natural gas and dependence on third-party storage and transportation facilities for natural gas supply;

•
the level and rate at which NJNG’s costs and expenses are incurred and the extent to which they are approved for recovery from customers through the regulatory process, including through future base rate case filings;

•	the impact of a disallowance of recovery of environmental-related expenditures and other regulatory changes;

•	the regulatory and pricing policies of federal and state regulatory agencies;

•	operating risks incidental to handling, storing, transporting and providing customers with natural gas;

•	demographic changes in our service territory and their effect on our customer growth;

•	timing of qualifying for ITCs due to delays or failures to complete planned solar projects and the resulting impact on our effective tax rate and earnings;

•	changes in rating agency requirements and/or credit ratings and their effect on availability and cost of capital to the Company;

•	the impact of volatility in the equity and credit markets on our access to capital;

•	our ability to comply with debt covenants;

•	the results of legal or administrative proceedings with respect to claims, rates, environmental issues, gas cost prudence reviews and other matters;

•	risks related to cyberattacks or failure of information technology systems;

•
the impact to the asset values and resulting higher costs and funding obligations of our pension and postemployment benefit plans as a result of potential downturns in the financial markets, lower discount rates, revised actuarial assumptions or impacts associated with the Patient Protection and the Affordable Care Act;

•	commercial and wholesale credit risks, including the availability of creditworthy customers and counterparties, and liquidity in the wholesale energy trading market;

•	accounting effects and other risks associated with hedging activities and use of derivatives contracts;

•	our ability to optimize our physical assets;

•	weather and economic conditions;

•	the costs of compliance with present and future environmental laws, including potential climate change-related legislation;

•	environmental-related and other uncertainties related to litigation or administrative proceedings;

•	changes to tax laws and regulations;

•	any potential need to record a valuation allowance for our deferred tax assets;

•	the impact of natural disasters, terrorist activities and other extreme events on our operations and customers;

•	risks related to our employee workforce and succession planning;

•	risks associated with the management of our joint ventures and partnership; and

•	risks associated with keeping pace with technological change.

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

Our primary subsidiaries include:

New Jersey Natural Gas Company provides regulated retail natural gas service to approximately 547,600 residential and commercial customers in central and northern New Jersey and participates in the off-system sales and capacity release markets. NJNG, a local natural gas distribution company, is regulated by the BPU and comprises the Company’s Natural Gas Distribution segment and is referred to herein as NJNG or Natural Gas Distribution.

NJR Clean Energy Ventures Corporation includes the results of operations and assets related to the Company’s unregulated capital investments in clean energy projects, including commercial and residential solar projects. NJRCEV comprises the Company’s Clean Energy Ventures segment and is referred to herein as Clean Energy Ventures.

NJR Energy Services Company maintains and transacts around a portfolio of physical assets consisting of natural gas storage and transportation contracts in the U.S. and Canada. NJRES also provides unregulated wholesale energy management services to other energy companies and natural gas producers. NJRES comprises our Energy Services segment and is referred to herein as Energy Services.

NJR Midstream Holdings Corporation, which comprises the Midstream segment, invests in energy-related ventures through its subsidiaries. Investments include NJR Steckman Ridge Storage Company, which holds our 50 percent combined ownership interest in Steckman Ridge, located in Pennsylvania and NJR Pipeline Company, which includes our 100 percent equity ownership in Adelphia Gateway, LLC and our 20 percent ownership interest in PennEast. See Note 7. Investments in Equity Investees for more information. NJR Pipeline Company also includes Leaf River Energy LLC, which was acquired on October 11, 2019. See Note 18. Subsequent Events for more information.

NJR Home Services Company provides heating, ventilation and cooling service, sales and installation of appliances to approximately 108,000 service contract customers, as well as solar installation projects, and is the primary contributor to Home Services and Other operations.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

REPORTING SEGMENTS

We operate within four reporting segments: Natural Gas Distribution, Clean Energy Ventures, Energy Services and Midstream.

The Natural Gas Distribution segment consists of regulated natural gas services, off-system sales, capacity and storage management operations. The Energy Services segment consists of unregulated wholesale and retail energy operations, as well as energy management services. The Clean Energy Ventures segment consists of capital investments in clean energy projects. The Midstream segment consists of investments in the midstream natural gas market, such as natural gas storage and transportation facilities.

Net income by reporting segment and other business operations for the years ended September 30, are as follows:
Energy Services incurred a net loss of $1.3 million and net income of $476,000 in fiscal 2019 and 2017, respectively, which is not shown clearly in the above graph.

Assets composition by reporting segment and other business operations at September 30, are as follows:
Assets at Home Services and Other are immaterial, which is not shown clearly in the above charts.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP, and should be considered in addition to, and not as a substitute for, the comparable GAAP measure. The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

(Thousands)	2019	2018	2017
Net income	$169,505	$233,436	$132,065
Add:
Unrealized loss (gain) on derivative instruments and related transactions	2,881	26,770	(11,241)
Tax effect	(711)	(4,512)	4,062
Effects of economic hedging related to natural gas inventory	4,309	(22,570)	38,470
Tax effect	(1,024)	7,362	(13,964)
NFE (1)	$174,960	$240,486	$149,392
Basic earnings per share	$1.90	$2.66	$1.53
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.03	0.31	(0.13)
Tax effect	(0.01)	(0.05)	0.05
Effects of economic hedging related to natural gas inventory	0.05	(0.26)	0.45
Tax effect	(0.01)	0.08	(0.17)
Basic NFE per share	$1.96	$2.74	$1.73

(1)	NFE during fiscal 2018 was $59.6 million, or $0.68 per share, higher due to the revaluation of deferred taxes resulting from the reduction in the federal corporate tax rate related to the Tax Act.

NFE by reporting segment and other business operations for the years ended September 30, are as follows:
NFE at Energy Services was $2.9 million in fiscal 2019, which is not shown clearly in the above graph.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Natural Gas Distribution

General

Our Natural Gas Distribution segment consists of regulated utility operations that provide natural gas service to approximately 547,600 customers. NJNG’s service territory includes New Jersey’s Monmouth and Ocean counties and parts of Burlington, Morris and Middlesex counties. It encompasses 1,516 square miles, covering 105 municipalities with an estimated population of 1.5 million people. It is primarily suburban, highlighted by approximately 100 miles of New Jersey coastline. It is in close proximity to New York City, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation.

NJNG’s business is subject to various risks, such as those associated with adverse economic conditions, which can negatively impact customer growth, operating and financing costs; fluctuations in commodity prices, which can impact customer usage; customer conservation efforts, certain regulatory actions and environmental remediation. It is often difficult to predict the impact of trends associated with these risks. NJNG employs strategies to manage the challenges it faces, including pursuing customer conversions from other fuel sources and monitoring new construction markets through contact with developers, utilizing incentive programs through BPU-approved mechanisms to reduce gas costs, pursuing rate and other regulatory strategies designed to stabilize and decouple gross margin, and working actively with consultants and the NJDEP to manage expectations related to its obligations associated with its former MGP sites.

Operating Revenues/Throughput

For the fiscal years ended September 30, operating revenues and throughput by customer class for our Natural Gas Distribution segment are as follows:

	2019		2018		2017
($ in thousands)	Operating Revenue (2)	Bcf	Operating Revenue	Bcf	Operating Revenue	Bcf
Residential	$450,515	46.0	$441,486	45.5	$395,315	40.7
Commercial and other	104,372	9.7	95,351	8.9	98,777	8.7
Firm transportation	57,513	13.7	65,256	15.5	73,206	14.4
Total residential and commercial	612,400	69.4	602,093	69.9	567,298	63.8
Interruptible	6,637	39.0	7,522	46.2	7,970	55.0
Total system	619,037	108.4	609,615	116.1	575,268	118.8
BGSS incentive programs (1)	91,756	37.8	122,250	42.8	120,369	49.5
Total	$710,793	146.2	$731,865	158.9	$695,637	168.3

(1)
Does not include 86, 107.4 and 128.9 Bcf for the capacity release program and related amounts of $4.1 million, $5.7 million and $6.5 million, which are recorded as a reduction of gas purchases on the Consolidated Statements of Operations for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

(2)
Operating revenue presents sales tax, net during fiscal 2019, due to the adoption of ASC 606, Revenue from Contracts with Customers. During fiscal 2018 and 2017, operating revenue only included sales tax on operating revenues excluding tax-exempt sales.

NJNG added 9,711 and 9,596 new customers and added natural gas heat and other services to another 218 and 613 existing customers in fiscal 2019 and 2018, respectively. NJNG expects its new customer annual growth rate to continue to be approximately 1.8 percent with projected additions in the range of approximately 28,000 to 30,000 new customers over the next three years. This anticipated customer growth represents approximately $5.5 million in new annual utility gross margin, a non-GAAP financial measure, as calculated under NJNG’s current CIP tariff. For a definition of utility gross margin see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Natural Gas Distribution Segment.

In fiscal 2019, no single customer represented more than 10 percent of consolidated operating revenues.

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

Gas Supply

Firm Natural Gas Supplies

In fiscal 2019, NJNG purchased natural gas from approximately 78 suppliers under contracts ranging from one day to one year and purchased over 10 percent of its natural gas from one supplier. NJNG believes the loss of this supplier would not have a material adverse impact on its results of operations, financial position or cash flows, as an adequate number of alternative suppliers exist. NJNG believes that its supply strategy should adequately meet its expected firm load for the upcoming winter season.

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

The pipeline companies that provide firm transportation service to NJNG’s citygate stations, the maximum daily deliverability of that capacity and the contract expiration dates are as follows:

Pipeline	Dths(1)	Expiration
Texas Eastern Transmission, L.P.	300,738	Various dates between 2020 and 2023
Transcontinental Gas Pipe Line Corp.	202,531	Various dates between 2020 and 2032
Columbia Gas Transmission Corp.	50,000	Various dates between 2024 and 2030
Tennessee Gas Pipeline Co.	25,166	Various dates between 2023 and 2024
Algonquin Gas Transmission	12,000	2021
Total	590,435

(1)	Numbers are shown net of any capacity release contracted amounts.

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

In addition, NJNG has storage contracts that provide an additional 102,941 Dths of maximum daily deliverability to NJNG’s citygate stations from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline	Dths	Expiration
Texas Eastern Transmission, L.P.	94,557	2021
Transcontinental Gas Pipe Line Corp.	8,384	2028
Total	102,941

NJNG also has upstream storage contracts. The maximum daily deliverability and contract expiration dates are as follows:

Company	Dths	Expiration
Dominion Transmission Corporation	251,829	Various dates between 2022 and 2024
Steckman Ridge, L.P.	38,000	2020
Stagecoach Pipeline & Storage Company LLC	25,337	2023
Total	315,166

NJNG utilizes its transportation contracts to transport natural gas to NJNG’s citygates from the Dominion Transmission Corporation, Steckman Ridge and Stagecoach Pipeline & Storage Company LLC storage fields. NJNG has sufficient firm transportation, storage and supply capacity to fully meet its firm sales contract obligations.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Citygate Supplies from Energy Services

NJNG has several citygate supply agreements with Energy Services. NJNG and Energy Services have an agreement where NJNG releases 10,000 Dths/day of TETCO capacity, 2,200 Dths/day of Dominion Energy Transmission, Inc. capacity, 10,728 Dths/day of Tennessee Gas Pipeline capacity and 1.6 million Dths of Stagecoach Pipeline & Storage Company LLC storage capacity to Energy Services for the period of April 1, 2019 to March 31, 2020. NJNG can call upon a supply of up to 20,000 Dths/day delivered to NJNG’s TETCO citygate. Energy Services manages the storage inventory and NJNG can call on that storage supply as needed at NJNG’s Tennessee citygate or storage point.

NJNG also has agreements where it releases 160,000 Dths/day of its TETCO capacity to Energy Services for the period of April 1, 2018 to October 31, 2021. Under these agreements, NJNG can call upon a supply of up to 160,000 Dths/day delivered to its TETCO citygate as needed. See Note 16. Related Party Transactions in the accompanying Consolidated Financial Statements for additional information regarding these transactions.

Peaking Supply

To manage its winter peak day demand, NJNG maintains two LNG facilities with a combined deliverability of approximately 170,000 Dths/day, which represents approximately 18 percent of its estimated peak day sendout. NJNG’s liquefaction facility allows NJNG to convert natural gas into LNG to fill NJNG’s existing LNG storage tanks. See Item 2. Properties - Natural Gas Distribution for additional information regarding the LNG storage facilities.

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

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Competition

Although its franchises are nonexclusive, NJNG is not currently subject to competition from other natural gas distribution utilities with regard to the transportation of natural gas in its service territory. Due to significant distances between NJNG’s current large industrial customers and the nearest interstate natural gas pipelines, as well as the availability of its transportation tariff, NJNG currently does not believe it has significant exposure to the risk that its distribution system will be bypassed. Competition does exist from suppliers of oil, electricity and propane. At the present time, however, natural gas is used in over 95 percent of new construction due to its efficiency, reliability and price advantage. Natural gas prices are a function of market supply and demand. Although NJNG believes natural gas will remain competitive with alternate fuels, no assurance can be given in this regard.

The BPU, within the framework of the EDECA, fully opened NJNG’s residential markets to competition, including third-party suppliers, and restructured rates to segregate its BGSS and delivery (i.e., transportation) prices. New Jersey’s natural gas utilities must provide BGSS in the absence of a third-party supplier. On September 30, 2019, NJNG had 22,870 residential and 9,237 commercial and industrial customers utilizing the transportation service.

Clean Energy Ventures

Our Clean Energy Ventures segment invests in, owns and operates clean energy projects, including commercial and residential solar installations located in New Jersey.

As of September 30, 2019, Clean Energy Ventures has constructed a total of 291.4 MW of solar capacity in New Jersey that has qualified for ITCs, including a combination of residential and commercial net-metered and grid-connected solar systems. As part of its solar investment program, Clean Energy Ventures operates a residential lease program, The Sunlight Advantage®, which provides qualifying homeowners with the opportunity to have a solar system installed at their home with no installation or maintenance expenses. Clean Energy Ventures owns, operates and maintains the system over the life of the lease in exchange for monthly lease payments. The program is operated by Clean Energy Ventures using qualified contracting partners in addition to strategic suppliers for material standardization and sourcing. The residential solar lease and PPA market is highly competitive, with a large number of companies operating in New Jersey. Clean Energy Ventures competes on price, quality and brand reputation, leveraging its partner network and customer referrals.

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

In fiscal 2019, Energy Services purchased over 10 percent of its natural gas from one supplier. Energy Services believes the loss of this supplier would not have a material adverse impact on its results of operations, financial position or cash flows, as an adequate number of alternative suppliers exist.

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

Energy Services maintains inventory balances to satisfy existing or anticipated sales of natural gas to its counterparties and/or to create additional value, as described above. During fiscal 2019 and 2018, Energy Services managed and sold 584.9 Bcf and 662.4 Bcf of natural gas, respectively. In addition, as of September 30, 2019 and 2018, Energy Services had 25.6 Bcf or $52.4 million of gas in storage and 34.1 Bcf or $90.2 million of gas in storage, respectively.

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

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

Volatility

Energy Services’ activities are also subject to price volatility or supply/demand dynamics within its North American wholesale markets, including in the Northeastern, Appalachian, Mid-Continent and Southeast regions. Changes in natural gas supply can affect capacity values and Energy Services’ financial margin, which, as described below, is generated from the optimization of transportation and storage assets. With its focus on risk management, Energy Services continues to diversify its revenue stream by identifying new growth opportunities in producer and asset management services. Energy Services monitors changing market dynamics and strategically adjusts its portfolio of storage and transportation assets, which currently includes an average of approximately 43 Bcf of firm storage and 1.3 Bcf/day of firm transportation capacity.

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

Midstream

Our Midstream segment includes investments in FERC-regulated interstate natural gas transportation and storage assets and is comprised of the following subsidiaries:

•
NJR Steckman Ridge Storage Company, which holds our 50 percent equity investment in Steckman Ridge. Steckman Ridge is a Delaware limited partnership, jointly owned and controlled by our subsidiaries and subsidiaries of Enbridge Inc., which built, owns and operates a natural gas storage facility with up to 12 Bcf of working gas capacity in Bedford County, Pennsylvania. The facility has direct access to the TETCO and Dominion Transmission pipelines and has access to the Northeast and Mid-Atlantic markets; and

•
NJR Pipeline Company, which includes our 20 percent equity investment in PennEast and 100 percent equity investment in the planned Adelphia Gateway Pipeline project. PennEast is expected to construct a 120-mile, FERC-regulated interstate natural gas pipeline system that will extend from northern Pennsylvania to western New Jersey. Adelphia was established in anticipation of acquiring the membership interests in IEC, which operates an existing 84-mile pipeline in southeastern Pennsylvania, and related assets and rights of way. On October 11, 2019, NJR Pipeline Company acquired Leaf River Energy Center LLC, which owns and operates a 32.2 million Dth salt dome natural gas facility, located in southeastern Mississippi. See Note 18. Subsequent Events for more information.

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

OTHER BUSINESS OPERATIONS

Home Services and Other

Home Services and Other operations consist primarily of the following unregulated affiliates:

•	NJRHS, which provides heating, ventilation and cooling service, sales and installation of appliances to approximately 108,000 service contract customers, as well as installation of solar equipment;

•	NJR Plumbing Services, Inc., which provides plumbing repair and installation services;

•	New Jersey Resources Corporation, an energy services holding company;

•	CR&R, which holds commercial real estate; and

•	NJR Service Corporation, which provides shared administrative and financial services to the Company and all of its subsidiaries.

ENVIRONMENT

We, along with our subsidiaries, are subject to legislation and regulation by federal, state and local authorities with respect to environmental matters. We believe that we are, in all material respects, in compliance with all applicable environmental laws and regulations.

NJNG is responsible for the environmental remediation of identified former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. NJNG periodically, and at least annually, performs an environmental review of the former MGP sites, including a review of potential estimated liabilities related to the investigation and remedial action on these sites. Based on this review, NJNG has estimated that the total future expenditures to remediate and monitor the former MGP sites for which it is responsible will range from approximately $115.9 million to $186.2 million.

NJNG’s estimate of these liabilities is based upon known and measurable facts, existing technology and enacted laws and regulations in place when the review was completed in fiscal 2019. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. As of September 30, 2019, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $131.1 million on the Consolidated Balance Sheets, based on the most likely amount; however, actual costs may differ from these estimates.

EMPLOYEE RELATIONS

As of September 30, 2019, the Company and our subsidiaries employed 1,108 employees compared with 1,068 employees as of September 30, 2018. Of the total number of employees, NJNG had 460 and 446 and NJRHS had 101 and 97 Union or Represented employees as of September 30, 2019 and 2018, respectively. NJNG and NJRHS have collective bargaining agreements with the Union, which is affiliated with the American Federation of Labor and Congress of Industrial Organizations, that expire on December 7, 2021 and April 2, 2023, respectively. The labor agreements cover wage increases and other benefits, including the defined benefit pension (which was closed to all employees hired on or after January 1, 2012, with the exception of certain rehires who are eligible to resume active participation), the postemployment benefit plan (which was closed to all employees hired on or after January 1, 2012) and the enhanced 401(k) retirement savings plan. We consider our relationship with employees, including those covered by collective bargaining agreements, to be in good standing.

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

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS (Continued)

The following documents are available free of charge on our website (http://investor.njresources.com/corporate-governance):

•	Bylaws, as amended;

•	Corporate Governance Guidelines;

•	Wholesale Trading Code of Conduct;

•	NJR Code of Conduct;

•	Charters of the following Board of Directors Committees: Audit, Leadership Development and Compensation and Nominating/Corporate Governance;

•	Audit Complaint Procedure;

•	Communicating with Non-Management Directors Procedure; and

•	Statement of Policy with Respect to Related Person Transactions.

In Part III of this Form 10-K, we incorporate certain information by reference from our Proxy Statement for our 2020 Annual Meeting of Shareowners. We expect to file that Proxy Statement with the SEC on or about December 12, 2019. We will make it available on our website as soon as reasonably possible following that filing date. Please refer to the Proxy Statement when it is available.

A printed copy of each document is available free of charge to any shareowner who requests it by contacting the Corporate Secretary at New Jersey Resources Corporation, 1415 Wyckoff Road, Wall, New Jersey 07719.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company’s Executive Officers and their age, position and business experience during the past five years are below.

Name	Age	Officer since	Business experience during last five years
Laurence M. Downes	62	1986	Chairman of the Board (September 1996 - present) Chief Executive Officer (July 1995 - September 2019) President (July 1995 - September 2018)
Stephen D. Westhoven	51	2004
Chief Executive Officer (October 2019 - present)
President and Chief Operating Officer (October 2018 - present)
Executive Vice President and Chief Operating Officer (November 2017 - September 2018)
Senior Vice President and Chief Operating Officer, NJRES and NJRCEV (October 2016 -
October 2017)
Senior Vice President, NJRES (May 2010 - September 2016)

Patrick J. Migliaccio	45	2013	Senior Vice President and Chief Financial Officer (January 2016 - present) Vice President, Finance and Accounting (November 2014 - December 2015) Treasurer (August 2013 - May 2015)
Glenn C. Lockwood	58	1990	Executive Vice President (January 2011 - present) Chief Financial Officer (September 1995 - December 2015)
Amanda E. Mullan	53	2015
Senior Vice President and Chief Human Resources Officer (January 2017 - present)
Vice President and Chief Human Resources Officer (April 2015 - December 2016)
Senior Vice President of HR, N. America, Willis Group Holdings, a risk management and insurance intermediary (April 2012 - April 2015)

Jacqueline K. Shea	55	2016	Vice President and Chief Information Officer (June 2016 - present) Chief Information Officer, Godiva Chocolatier, a manufacturer of premium fine chocolates and related products (March 2011 - May 2016)
Nancy A. Washington	55	2017
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

Construction, development and operation of energy investments, such as Leaf River and other natural gas storage facilities, NJNG infrastructure improvements, such as SRL and NJ RISE, pipeline transportation systems, such as PennEast, and the planned Adelphia acquisition and solar energy projects are subject to federal and state regulatory oversight and require certain property rights, such as easements and rights-of-way from public and private property owners, as well as regulatory approvals, including environmental and other permits and licenses for such facilities and systems. We or our joint venture partnerships may be unable to obtain, in a cost-efficient or timely manner, all such needed property rights, permits and licenses to successfully construct and develop our energy facilities and systems. Successful financing of our energy investments requires participation by willing financial institutions and lenders, as well as acquisition of capital at favorable interest rates. If we do not obtain the necessary regulatory approvals, property rights and financing, our equity method investments could be impaired. Such impairment could have a materially adverse effect on our financial condition, results of operations and cash flows.

Our investments in solar energy projects are subject to substantial risks and uncertainties.

Our investments in commercial and residential solar energy projects are dependent, in part, upon current state regulatory incentives and federal tax credits in order for the projects to be economically viable. Our return on investment for these solar projects is based substantially on our eligibility for ITCs and the future market value of SRECs that are traded in a competitive marketplace in the State of New Jersey. These projects face the risk that the current state regulatory programs and tax laws may expire or be adversely modified. Specifically, the legislature in New Jersey ordered the BPU to close the current SREC market to new projects and transition to a new incentive program to support long-term solar growth. If the BPU does not execute on the legislative requirements to effect this transition in an orderly manner, protect investor value and support long term industry growth, this could result in an oversupply of SRECs and a corresponding decrease in SREC prices. A sustained decrease in the value of SRECs could negatively impact the return on our investments and could impair our portfolio of solar assets.

In addition, there are risks associated with our ability to develop and manage such projects profitably, including logistical risks and potential delays related to construction, permitting, regulatory approvals (including any approvals by the BPU required pursuant to solar energy legislation in the State of New Jersey) and electric grid interconnection, as well as the operational risk that the projects in service will not perform according to expectations due to equipment failure, suboptimal weather conditions or other economic factors beyond our control. All of the aforementioned risks could reduce the availability of viable solar energy projects for development. Furthermore, at the development or acquisition stage, our ability to predict actual performance results may be hindered or inaccurate and the projects may not perform as predicted.

Uncertainties associated with our planned Adelphia acquisition could adversely affect our business, results of operations, financial condition and cash flows.

In October 2017, we announced our planned Adelphia acquisition, involving the future operation of a natural gas transmission pipeline extending approximately 90 miles through eastern Pennsylvania. As part of the acquisition we expect to convert the remaining sections of the southern mainline of the pipeline to transport natural gas. The completion of the acquisition is subject to various closing conditions, including, but not limited to, receipt of necessary permits and regulatory actions, such as those from the FERC and the Pennsylvania Public Utility Commission. There can be no assurance that we will receive the necessary approvals for the transaction or receive them within the expected timeframe. The announcement and pendency of our planned Adelphia acquisition, as well as any delays in the expected timeframe, could cause disruption and create uncertainties, which could have an adverse effect on our business, results of operations, financial condition and cash flows, regardless of whether the acquisition is completed.

Any acquisitions that we may undertake involve risks and uncertainties. We may not realize the anticipated synergies, cost savings and growth opportunities as a results of these transactions.

The integration of acquisitions, such as Leaf River and our planned Adelphia acquisition, require significant time and resources. Investments of resources are required to support any acquisition, which could result in significant ongoing operating expenses, and we may experience challenges when combining separate business cultures, information technology systems and employees, and those challenges may divert senior management’s time and attention. If we fail to successfully integrate assets and liabilities through the entities which we acquire, we may not fully realize all of the growth opportunities, benefits expected from the transaction, cost savings and other synergies and, as a result, the fair value of assets acquired could be impaired. We assess long-lived assets, including intangible assets associated with acquisitions, for impairment whenever events or circumstances indicate that an asset’s carrying amount may not be recoverable. To the extent the value of long-lived assets become impaired, the impairment charges could have a material impact on our financial condition and results of operations.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

The benefits that we expect to achieve from acquisitions will depend, in part, on our ability to realize anticipated growth opportunities and other synergies with our existing businesses. The success of these transactions will depend on our ability to integrate these transactions within our existing businesses in a timely and seamless manner. We may experience challenges when combining separate business cultures, information technology systems and employees. Even if we are able to complete the integration successfully, we may not fully realize all the growth opportunities, cost savings and other synergies that we expect.

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

The FERC has regulatory authority over some of our operations, including sales of natural gas in the wholesale and retail markets and the purchase and sale of interstate pipeline and storage capacity, including Steckman Ridge and Leaf River. FERC will also have regulatory authority over the operations of Adelphia and PennEast. Any Congressional legislation or agency regulation that would alter these or other similar statutory and regulatory structures in a way to significantly raise costs that could not be recovered in rates from customers, that would reduce the availability of supply or capacity or that would reduce our competitiveness could negatively impact our earnings. In addition, changes in and compliance with laws such as the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 could increase federal regulatory oversight and administrative costs that may not be recovered in rates from customers, which could have an adverse effect on our earnings.

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

While NJRES and NJNG expect to meet customers’ demand for natural gas for the foreseeable future, factors affecting suppliers and other third parties, including the inability to develop additional interstate pipeline infrastructure, lack of supply sources, increased competition, further deregulation, transportation costs, possible climate change legislation, energy efficiency mandates or changes in consumer behaviors, transportation availability and drilling for new natural gas resources, may impact the supply and price of natural gas. In addition, any significant disruption in the availability of supplies of natural gas could result in increased supply costs, higher prices for customers and potential supply disruptions to customers.

NJRES and NJNG actively hedge against the fluctuation in the price of natural gas by entering into forward and financial contracts with third parties. Should these third parties fail to perform and regulators not allow the pass-through of expended funds to customers, it may result in a loss that could have a material impact on our financial condition, results of operations and cash flows.

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

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

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

NJNG records regulatory assets on its financial statements to reflect the ratemaking and regulatory decision-making authority of the BPU as allowed by GAAP. The creation of a regulatory asset allows for the deferral of costs, which, absent a mechanism to recover such costs from customers in rates approved by the BPU, would be charged to expense on its income statement in the period incurred. Primary regulatory assets that are subject to BPU approval include the recovery of BGSS and USF costs, remediation costs associated with NJNG’s MGP sites, CIP, NJCEP, economic stimulus plans, certain deferred income taxes and pension and other postemployment benefit plans. If there were to be a change in regulatory positions surrounding the collection of these deferred costs, there could be a material impact on NJNG’s existing tariff or a future base rate case, as well as our financial condition, results of operations and cash flows.

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

Rating agencies Moody’s and Fitch currently rate NJNG’s debt as investment grade. If such ratings are downgraded below investment grade, borrowing costs could increase, as will the costs of maintaining certain contractual relationships and obtaining future financing. Even if ratings are downgraded without falling below investment grade, NJR and NJNG could face increased borrowing costs under their current and future credit facilities. Our ability to borrow and costs of borrowing have a direct impact on our subsidiaries’ ability to execute their operating strategies, particularly in the case of NJNG, which relies heavily upon capital expenditures financed by its credit facility.

If we suffer a reduction in our credit and borrowing capacity or in our ability to issue parental guarantees, the business prospects of Energy Services, Clean Energy Ventures and Midstream, which rely on our creditworthiness, would be adversely affected. Energy Services could possibly be required to comply with various margin or other credit enhancement obligations under its trading and marketing contracts, and it may be unable to continue to trade or be able to do so only on less favorable terms with certain counterparties. Clean Energy Ventures could be required to seek alternative financing for its projects, and may be unable to obtain such financing or able to do so only on less favorable terms. In addition, we may not be able to finance our capital obligations to PennEast and Adelphia.

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

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

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

Our long-term debt obligations contain financial covenants related to debt-to-capital ratios and, in the case of NJNG, an interest coverage ratio. These debt obligations also contain provisions that put limitations on our ability to finance future operations or capital needs or to expand or pursue certain business activities. For example, certain of these agreements contain provisions that, among other things, put limitations on our ability to make loans or investments, make material changes to the nature of our businesses, merge, consolidate or engage in asset sales, grant liens or make negative pledges. Furthermore, the debt obligations and our sale-leaseback agreements contain covenants and other provisions requiring us to provide timely delivery of accurate financial statements prepared in accordance with GAAP. The failure to comply with any of these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of outstanding debt obligations and/or the inability to borrow under existing revolving credit facilities and term loans. We have relied, and continue to rely, upon short-term bank borrowings or commercial paper supported by our revolving credit facilities to finance the execution of a portion of our operating strategies. NJNG is dependent on these capital sources to purchase its natural gas supply and maintain its properties. The acceleration of our outstanding debt obligations and our inability to borrow under the existing revolving credit facilities would cause a material adverse change in NJR’s and NJNG’s financial condition.

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

We rely on information technology to manage our natural gas distribution and storage, energy trading and other corporate operations, maintain customer, employee, Company and vendor data, prepare our financial statements and perform other critical business processes. This technology may fail due to cyberattack, physical disruption, design and implementation defects or human error. Disruption or failure of business operations and information technology systems could harm our facilities or otherwise adversely impact our ability to safely deliver natural gas to our customers, serve our customers effectively or manage our assets. Additionally, an attack on, or failure of, information technology systems could result in the unauthorized release of customer, employee or other confidential or sensitive data. Any of the foregoing events could adversely affect our business reputation, diminish customer confidence, disrupt operations, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability.

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

Our storage and transportation portfolios consist of contracts to transport and store natural gas. The value of our storage and transportation portfolio could be negatively impacted if the value of these contracts changes in a direction or manner that we do not anticipate. In addition, upon expiration of these storage and transportation contracts, to the extent that they are renewed or replaced at less favorable terms, our results of operations and cash flows could be adversely affected.

Our economic hedging activities that are designed to protect against commodity and financial market risks, including the use of derivative contracts in the normal course of our business, may cause fluctuations in reported financial results and financial losses that negatively impact results of operations and our stock price.

We use derivatives, including futures, forwards, options, swaps and foreign exchange contracts, to manage commodity, financial market and foreign currency risks. The timing of the recognition of gains or losses associated with our economic hedges in accordance with GAAP does not always coincide with the gains or losses on the items being hedged. The difference in accounting can result in volatility in reported results, even though the expected profit margin is essentially unchanged from the dates the transactions were consummated.

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

Furthermore, the U.S. Congress has for some time been considering various forms of climate change legislation. In addition, in July 2019, the State of New Jersey amended the GWRA, which targets 80 percent reduction in greenhouse gas emissions economy-wide by 2050. The amendments to the GWRA require NJDEP to publish a report detailing measures to accomplish the goals of the GWRA, and within 18 months of the report, mandates that NJDEP promulgate regulations to achieve environmental targets. The policies in the state’s Energy Master Plan, currently in draft form, could be used to inform future regulations.

There is a possibility that the final form of such legislation at the federal level and regulations at the state level could impact our costs and put upward pressure on natural gas prices. Higher cost levels could impact the competitive position of natural gas and negatively affect our growth opportunities, cash flows and earnings.

Changes in tax laws or regulations may negatively affect our results of operations, net income, financial condition and cash flows.

We are subject to taxation by various taxing authorities at the federal, state and local levels. Any future change in tax laws or interpretation of such laws could adversely affect our results of operations, net income, financial condition and cash flows. In addition, we cannot predict how our federal and state regulators will apply such tax change in our future rates.

A valuation allowance may be required for our deferred tax assets.

During fiscal 2018, as a result of the Tax Act’s decrease to the federal statutory corporate tax rate, we revalued our deferred tax assets and liabilities at the enactment date to reflect the rates expected to be in effect when the deferred tax assets and liabilities are realized or settled. These adjustments are based on assumptions we made with respect to our book versus tax differences and the timing of when those differences will reverse. Our deferred tax assets are comprised primarily of investment tax credits and

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

state net operating losses. Any further revaluation of our deferred tax assets that may be required in the future could have a material adverse impact on our financial condition and results of operations.

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

Our ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new employees as our aging employees retire. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor could adversely affect the ability to manage and operate our business. Furthermore, NJNG and NJRHS have collective bargaining agreements with the Union that expire on December 7, 2021 and April 2, 2023, respectively. Disputes with the Union over terms and conditions of the agreement could result in instability in our labor relationship and work stoppages that could impair the timely delivery of gas and other services from our utility and Home Services business, which could strain relationships with customers and state regulators and cause a loss of revenues that could adversely affect our results of operations. Our collective bargaining agreements may also increase the cost of employing our natural gas distribution segment and Home Services workforce, affect our ability to continue offering market-based salaries and employee benefits, limit our flexibility in dealing with our workforce and limit our ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today’s challenging marketplace.

Our success as a company depends upon our ability to attract, effectively transition, motivate and retain key employees and identify and develop talent to succeed senior management. We depend on senior executive officers and other key personnel to develop, implement and execute on our overall business strategy. The inability to recruit and retain or effectively transition key personnel or the unexpected loss of key personnel may adversely affect our operations.

Investing through partnerships or joint ventures decreases our ability to manage risk.

We have utilized joint ventures through partnerships for certain midstream investments, including Steckman Ridge and PennEast. Although we currently have no specific plans to do so, we may acquire interests in other joint ventures or partnerships in the future. In these joint ventures or partnerships, we may not have the right or power to direct the management and policies of the joint ventures or partnerships, and other participants or investors may take action contrary to our instructions or requests and against our policies and objectives. In addition, the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with those of NJR and our subsidiaries. Our financial condition, results of operations or cash flows could be harmed if a joint venture participant acts contrary to our interests.

New Jersey Resources Corporation
Part I

ITEM 1A. RISK FACTORS (Continued)

Our certificate of incorporation and bylaws may delay or prevent a transaction that shareowners would view as favorable.

Our certificate of incorporation and Bylaws, as amended, as well as New Jersey law, contain provisions that could delay, defer or prevent an unsolicited change in control of NJR, which may negatively affect the market price of our common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then-current market price. These provisions may also prevent changes in management. In addition, our Board is authorized to issue preferred stock without stockholder approval on such terms as our Board may determine. Our common stockholders will be subject to, and may be negatively affected by, the rights of any preferred stock that may be issued in the future. In addition, we are subject to the New Jersey Shareholders’ Protection Act, which could delay or prevent a change of control of NJR.

Failure to keep pace with technological change may limit customer growth and have an adverse effect on our operations.

Advances in technology and changes in laws or regulations are reducing the cost of alternative methods of producing energy. In addition, customers are increasingly expecting enhanced communications regarding their electric and natural gas services, which, in some cases, may involve additional investments in technology. New technologies may require us to make significant expenditures to remain competitive and may result in the obsolescence of certain of our operating assets.

Our future success will depend, in part, on our ability to anticipate and successfully adapt to technological changes and to offer services that meet customer demand. Failure to adapt to advances in technology and manage the related costs could make us less competitive and negatively impact our financial condition, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Natural Gas Distribution Segment

As of September 30, 2019, NJNG owns approximately 7,317 miles of distribution main, 7,634 miles of service main, 221 miles of transmission main and 564,463 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

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

Substantially all of NJNG’s properties, not expressly excepted or duly released, are subject to the lien of the Mortgage Indenture as security for NJNG’s mortgage bonds, which totaled $892.8 million as of September 30, 2019. In addition, under the terms of the Mortgage Indenture, NJNG could have issued up to $1 billion of additional first mortgage bonds as of September 30, 2019.

Clean Energy Ventures Segment

As of September 30, 2019, Clean Energy Ventures has various solar contracts, including lease agreements and easements, allowing the installation, operation and maintenance of solar equipment and access to the various properties, including commercial and residential rooftops throughout the State of New Jersey. In addition to the lease agreements and easements, Clean Energy Ventures owns solar panels with a total of 291.4 MW of capacity and 79.5 acres of land in Vineland, New Jersey.

Clean Energy Ventures leases office space in Wall Township, New Jersey.

Energy Services Segment

As of September 30, 2019, Energy Services leases office space in Wall Township, New Jersey; Houston, Texas; Charlotte, North Carolina; and Allentown, Pennsylvania.

New Jersey Resources Corporation
Part I

ITEM 2. PROPERTIES (Continued)

Midstream Segment

As of September 30, 2019, Adelphia owns 4 acres of land in Delaware County, Pennsylvania and 20 acres in Bucks County, Pennsylvania and leases office space in Wall Township, New Jersey.

All Other Business Operations

As of September 30, 2019, CR&R’s real estate portfolio consisted of 35 acres of undeveloped land in Atlantic County, New Jersey. NJRHS leases service centers in Dover, New Jersey and Wall Township, New Jersey. NJR Service Corporation leases office space in Red Bank, New Jersey.

Capital Expenditure Program

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of anticipated fiscal 2020 and 2021 capital expenditures, as applicable to our reporting segments and business operations.

ITEM 3. LEGAL PROCEEDINGS

Manufactured Gas Plant Remediation

NJNG is responsible for the remedial cleanup of certain former MGP sites, dating back to gas operations in the late 1800s and early 1900s, which contain contaminated residues from former gas manufacturing operations. NJNG is currently involved in administrative proceedings with the NJDEP and participating in various studies and investigations by outside consultants to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted, under NJDEP regulations.

NJNG periodically, and at least annually, performs an environmental review of former MGP sites, located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River and Freehold, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites. At the MGP site in Freehold, New Jersey, as we have not yet completed the remedial investigation of the site, the total amount of potential costs of all remedial actions cannot be reasonably estimated at this time.

As of September 30, 2019, the estimated total future expenditures will range from approximately $115.9 million to $186.2 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $131.1 million on the Consolidated Balance Sheets, based on the most likely amount.

On September 27, 2019, NJNG filed its annual SBC application requesting to recover remediation expenses including an increase in the RAC of approximately $1.4 million annually, to be effective April 1, 2020. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if there were former MGP operations active at the location. The costs associated with preliminary assessment activities are considered immaterial for fiscal 2019 and are included as a component of NJNG’s annual SBC application to recover remediation expenses. NJNG will continue to gather information to further refine and enhance its estimate of potential costs for this site as it becomes available.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. On March 29, 2019, the BPU approved NJNG's annual SBC filing requesting an increase in the RAC, which increased the annual recovery from $7.1 million to $8.5 million, effective April 1, 2019. As of September 30, 2019, $38.4 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

New Jersey Resources Corporation
Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

NJR’s Common Stock is traded on the New York Stock Exchange under the ticker symbol NJR. As of October 16, 2019, NJR had 55,069 holders of record of its common stock.

In 1996, the Board of Directors authorized the Company to implement a share repurchase program, which has been expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. The share repurchase plan allows us to purchase our outstanding shares on the open market or in negotiated transactions, based on market and other conditions. We are not required to purchase any specific number of shares and may discontinue or suspend the program at any time. The share repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless it is terminated earlier by action of our Board of Directors or additional shares are authorized for repurchase.

The following table sets forth NJR’s repurchase activity for the quarter ended September 30, 2019:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
7/01/19 - 7/31/19	—	$—	—	2,431,053
8/01/19 - 8/31/19	—	$—	—	2,431,053
9/01/19 - 9/30/19	—	$—	—	2,431,053
Total	—	$—	—	2,431,053

New Jersey Resources Corporation
Part II

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL STATISTICS

(Thousands, except per share data)
Fiscal Years Ended September 30,	2019	2018	2017	2016	2015
SELECTED FINANCIAL DATA
Operating revenues	$2,592,045	$2,915,109	$2,268,617	$1,880,905	$2,733,987
Gas purchases	$2,044,302	$2,275,342	$1,703,767	$1,352,686	$2,085,645
Net income	$169,505	$233,436	$132,065	$131,672	$180,960
Total assets	$4,372,985	$4,143,664	$3,928,507	$3,718,570	$3,284,357
Common stock equity	$1,551,717	$1,418,978	$1,236,643	$1,166,591	$1,106,956
Long-term debt (1) (2)	$1,537,177	$1,180,619	$997,080	$1,055,038	$843,595

COMMON STOCK DATA
Earnings per share-basic	$1.90	$2.66	$1.53	$1.53	$2.12
Earnings per share-diluted	$1.89	$2.64	$1.52	$1.52	$2.10
Dividends declared per share	$1.19	$1.11	$1.038	$0.975	$0.915

NON-GAAP RECONCILIATION
Net income	$169,505	$233,436	$132,065	$131,672	$180,960
Add:
Unrealized loss (gain) on derivative instruments and related transactions	2,881	26,770	(11,241)	46,883	(38,681)
Tax effect	(711)	(4,512)	4,062	(17,018)	14,391
Effects of economic hedging related to natural gas inventory	4,309	(22,570)	38,470	(36,816)	(8,225)
Tax effect	(1,024)	7,362	(13,964)	13,364	3,058
Net financial earnings (3)	$174,960	$240,486	$149,392	$138,085	$151,503

Basic earnings per share	$1.90	$2.66	$1.53	$1.53	$2.12
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.03	0.31	(0.13)	0.55	(0.45)
Tax effect	(0.01)	(0.05)	0.05	(0.20)	0.17
Effects of economic hedging related to natural gas inventory	0.05	(0.26)	0.45	(0.43)	(0.10)
Tax effect	(0.01)	0.08	(0.17)	0.16	0.04
Net financial earnings per share-basic (3)	$1.96	$2.74	$1.73	$1.61	$1.78

Diluted earnings per share	$1.89	$2.64	$1.52	$1.52	$2.10
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.03	0.30	(0.13)	0.54	(0.45)
Tax effect	(0.01)	(0.05)	0.05	(0.20)	0.17
Effects of economic hedging related to natural gas inventory	0.05	(0.25)	0.44	(0.42)	(0.10)
Tax effect	(0.01)	0.08	(0.17)	0.15	0.04
Net financial earnings per share-diluted (3)	$1.95	$2.72	$1.71	$1.59	$1.76

(1)	Includes long-term capital leases of $25 million, $26.4 million, $28.9 million, $30.7 million and $35.7 million, respectively.

(2)	Includes long-term solar asset financing obligation of $80.4 million, $89.8 million, $28.2 million, $0 and $0, respectively.

(3)
NFE is a non-GAAP financial measure that eliminates the timing differences surrounding the recognition of certain derivative gains or losses, to effectively match the earnings effects of economic hedges associated with the physical sale or purchase of gas and, therefore, eliminate the impact of volatility to GAAP earnings associated with the related derivative instruments. For further discussion of this financial measure, see the Energy Services segment discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Jersey Resources Corporation
Part II

ITEM 6. SELECTED FINANCIAL DATA (Continued)

NJNG OPERATING STATISTICS

Fiscal Years Ended September 30,	2019	2018	2017	2016	2015
Operating revenues ($ in thousands)
Residential	$450,515	$441,486	$395,315	$345,597	$466,464
Commercial, industrial and other	104,372	95,351	98,777	80,994	106,505
Firm transportation	57,513	65,256	73,206	69,696	77,974
Total residential and commercial	612,400	602,093	567,298	496,287	650,943
Interruptible	6,637	7,522	7,970	8,867	10,049
Total system	619,037	609,615	575,268	505,154	660,992
BGSS incentive programs	91,756	122,250	120,369	89,192	120,978
Total operating revenues	$710,793	$731,865	$695,637	$594,346	$781,970
Throughput (Bcf)
Residential	46.0	45.5	40.7	36.9	45.9
Commercial, industrial and other	9.7	8.9	8.7	7.3	9.6
Firm transportation	13.7	15.5	14.4	14.1	16.0
Total residential and commercial	69.4	69.9	63.8	58.3	71.5
Interruptible	39.0	46.2	55.0	61.5	47.1
Total system	108.4	116.1	118.8	119.8	118.6
BGSS incentive programs	123.8	150.2	178.4	216.7	222.4
Total throughput	232.2	266.3	297.2	336.5	341.0
Customers at year-end
Residential	486,474	474,495	460,013	448,273	437,979
Commercial, industrial and other	28,992	28,037	26,947	26,218	25,541
Firm transportation	32,107	36,126	42,790	46,608	48,673
Total residential and commercial	547,573	538,658	529,750	521,099	512,193
Interruptible	32	31	33	34	35
BGSS incentive programs	21	28	27	30	24
Total customers at year-end	547,626	538,717	529,810	521,163	512,252
Interest coverage ratio (1)	6.57	6.35	7.96	8.97	9.57
Average therm use per customer
Residential	945	959	885	824	1,049
Commercial, industrial and other	10,198	10,992	11,183	11,378	9,799
Degree days	4,506	4,537	4,129	3,867	5,015
Weather as a percent of normal (2)	99.0%	99.5%	90.0%	82.5%	108.3%
Number of employees	709	686	680	670	649

(1)	NJNG’s income from operations divided by interest expense.

(2)	Normal heating degree days are based on a 20-year average, calculated based upon three reference areas representative of NJNG’s service territory.

(3)
Operating revenue presents sales tax, net during fiscal 2019, due to the adoption of ASC 606, Revenue from Contracts with Customers. Prior to fiscal 2019, operating revenue only included sales tax on operating revenues excluding tax-exempt sales.

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

Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. The BPU’s regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Decisions to be made by the BPU in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. If the BPU indicates that recovery of all or a portion of a regulatory asset is not probable or does not allow for recovery of and a reasonable return on investments in property plant and equipment, a charge to income would be made in the period of such determination.

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

If there are changes in the regulatory position surrounding these costs, or should actual expenditures vary significantly from estimates in that these costs are disallowed for recovery by the BPU, such costs would be charged to income in the period of such determination. See the Legal Proceedings section in Note 14. Commitments and Contingent Liabilities for more details.

Postemployment Employee Benefits

Our costs of providing postemployment employee benefits are dependent upon numerous factors, including actual plan experience and assumptions of future experience. Postemployment employee benefit costs are affected by actual employee demographics including age, compensation levels and employment periods, the level of contributions made to the plans, changes in long-term interest rates and the return on plan assets. Changes made to the provisions of the plans or healthcare legislation may also impact current and future postemployment employee benefit costs. Postemployment employee benefit costs may also be

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, changes in mortality tables, health care cost trends and discount rates used in determining the PBO. In determining the PBO and cost amounts, assumptions can change from period to period and could result in material changes to net postemployment employee benefit periodic costs and the related liability recognized by us.

Our postemployment employee benefit plan assets consist primarily of U.S. equity securities, international equity securities, fixed-income investments and other assets, with a targeted allocation of 34 percent, 17 percent, 38 percent and 11 percent, respectively. Fluctuations in actual market returns, as well as changes in interest rates, may result in increased or decreased postemployment employee benefit costs in future periods. Postemployment employee benefit expenses are included in O&M expense on the Consolidated Statements of Operations.

The following is a summary of a sensitivity analysis for each actuarial assumption:

Pension Plans
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(45,719)	$(4,274)
Discount rate	(1.00)%	$57,229	$4,840
Rate of return on plan assets	1.00%	n/a	$(2,723)
Rate of return on plan assets	(1.00)%	n/a	$2,723

Other Postemployment Benefits
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(39,954)	$(3,277)
Discount rate	(1.00)%	$51,627	$4,094
Rate of return on plan assets	1.00%	n/a	$(788)
Rate of return on plan assets	(1.00)%	n/a	$788

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Health care cost trend rate	1.00%	$49,061	$6,412
Health care cost trend rate	(1.00)%	$(38,747)	$(5,015)

Acquisitions

The Company follows the guidance in ASC 805, Business Combinations, for determining the appropriate accounting treatment for acquisitions. ASU No. 2017-01, Clarifying the Definition of a Business, provides an initial fair value screen to determine if substantially all of the fair value of the assets acquired is concentrated in a single asset or group of similar assets. If the initial screening test is not met, the set is considered a business based on whether there are inputs and substantive processes in place. Based on the results of this analysis and conclusion on an acquisition’s classification of a business combination or an asset acquisition, the accounting treatment is derived.

If the acquisition is deemed to be a business, the acquisition method of accounting is applied. Identifiable assets acquired and liabilities assumed at the acquisition date are recorded at fair value. If the transaction is deemed to be an asset purchase, the cost accumulation and allocation model is used whereby the assets and liabilities are recorded based on the purchase price and allocated to the individual assets and liabilities based on relative fair values.

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed are based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates and the number of years on which to base the cash flow projections, as well as other assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates based on the risk inherent in the acquired assets and related cash flows. The valuation of an acquired business is based on available information at the acquisition date and assumptions that are believed to be reasonable. However, a change in facts and circumstances as of the acquisition date can result in subsequent adjustments during the measurement period, but no later than one year from the acquisition date.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Investments in Equity Investees

The Company accounts for its investments in Steckman Ridge and PennEast, using the equity method of accounting where it is not the primary beneficiary, as defined under ASC 810, Consolidation, in that its respective ownership interests are 50 percent or less and/or it has significant influence over operating and management decisions. The Company’s share of earnings is recognized as equity in earnings of affiliates on the Consolidated Statements of Operations.

Equity method investments are reviewed for impairment when changes in facts and circumstances indicate that the current fair value may be less than the asset’s carrying amount. Factors that the Company analyzes in determining whether an impairment in its equity investments exists include reviewing the financial condition and near-term prospects of the investees, including economic conditions and trends in the general market, significant delays in or failure to complete significant projects, unfavorable regulatory or legal actions expected to substantially impact future earnings potential and lower than expected cash distributions from investees. If the Company determines the decline in the value of its equity method investment is other than temporary, an impairment charge is recorded in an amount equal to the excess of the carrying value of the asset over its fair value.

On September 10, 2019, the United States Court of Appeals for the Third Circuit issued an order overturning the United States District Court for the District of New Jersey’s order granting PennEast condemnation and immediate access in accordance with the Natural Gas Act to certain properties in which New Jersey holds an interest. The Petition for Panel Rehearing or Rehearing En Banc filed with the United States Court of Appeals for the Third Circuit was denied on November 5, 2019.

On October 8, 2019, the NJDEP issued a letter indicating that it deemed PennEast’s freshwater wetlands permit application to be administratively incomplete and closed the matter without prejudice. On October 11, 2019, PennEast submitted a letter to the NJDEP objecting to its position that the freshwater wetlands permit application is administratively incomplete.

On November 14, 2019, PennEast announced that it will ask the Supreme Court of the United States to review the September 2019 decision by the United States Court of Appeals for the Third Circuit.

As a result of the adverse court rulings, the Company evaluated its investment in PennEast for impairment and determined an impairment charge was not necessary. The Company estimated the fair value of its investment using probability-weighted scenarios of discounted future cash flows. Management made significant estimates and assumptions related to development options and legal outcomes, construction costs, timing of capital investments and in-service dates, revenues and discount rates. The discounted cash flow scenarios contemplate the impact of key assumptions of potential future court decisions and potential future management decisions and require management to make significant estimates regarding the likelihood of various scenarios and assumptions. It is reasonably possible that future unfavorable developments, such as a reduced likelihood of success from development options and legal outcomes, estimated increases in construction costs, increases in the discount rate, or further significant delays, could result in an impairment of our equity method investment. Also, the use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge in the Consolidated Financial Statements. Higher probabilities were assumed related to those scenarios where the project is completed. For further information, see Note 7. Investments in Equity Investees.

Impairment of Long-lived assets

Property, plant and equipment and finite-lived intangible assets are reviewed periodically when changes in facts and circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with the appropriate accounting guidance. Finite-lived intangible assets are valued using an undiscounted future cash flows method. Factors that the Company analyzes in determining whether an impairment in its long-lived assets exists include determining if a significant decrease in the market price of a long-lived asset is present, a significant adverse change in the extent in which a long-lived asset is being used in its physical condition, legal proceedings or factors, significant business climate changes, accumulations of costs in significant excess of the amounts expected, a current-period operating or cash flow loss combined with a history of such events and current expectations that more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. When an impairment indicator is present, the Company determines if the carrying value of the asset is recoverable by comparing it to its expected undiscounted future cash flows. If carrying value of the asset is greater than the expected undiscounted future cash flows, an impairment charge is recorded in an amount equal to the excess of the carrying value of the asset over its fair value.

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

The fair value of derivative instruments is determined by reference to quoted market prices of listed exchange-traded contracts, published price quotations, pipeline tariff information or a combination of those items. Energy Services’ portfolio is valued using the most current and reasonable market information. If the price underlying a physical commodity transaction does not represent a visible and liquid market, Energy Services may utilize additional published pipeline tariff information and/or other services to determine an equivalent market price. As of September 30, 2019, the fair value of its derivative assets and liabilities reported on the Consolidated Balance Sheets that is based on such pricing is considered immaterial.

Should there be a significant change in the underlying market prices or pricing assumptions, Energy Services may experience a significant impact on its financial position, results of operations and cash flows. Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risks for a sensitivity analysis related to the impact to derivative fair values resulting from changes in commodity prices. The valuation methods we use to determine fair values remained consistent for fiscal 2019, 2018 and 2017. We apply a discount to our derivative assets to factor in an adjustment associated with the credit risk of its physical natural gas counterparties and to our derivative liabilities to factor in an adjustment associated with its own credit risk. We determine this amount by using historical default probabilities corresponding to the appropriate S&P issuer ratings. Since the majority of our counterparties are rated investment grade, this results in an immaterial credit risk adjustment.

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

We have not designated any derivatives as fair value or cash flow hedges as of September 30, 2019 and 2018.

Income Taxes

The determination of our provision for income taxes requires the use of estimates and the interpretation and application of tax laws. Judgment is required in assessing the deductibility and recoverability of certain tax benefits. We use the asset and liability method to determine and record deferred tax assets and liabilities, representing future tax benefits and taxes payable, which result from the differences in basis recorded in GAAP financial statements and amounts recorded in the income tax returns. The deferred tax assets and liabilities are recorded utilizing the statutorily enacted tax rates expected to be in effect at the time the assets are realized, and/or the liabilities settled. An offsetting valuation allowance is recorded when it is more likely than not that some or all of the deferred income tax assets won’t be realized. Any significant changes to the estimates and judgments with respect to the interpretations, timing or deductibility could result in a material change to earnings and cash flows. For a more detailed description of Income Taxes see Note 13. Income Taxes in the accompanying Consolidated Financial Statements.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Accounting guidance requires that we establish reserves for uncertain tax positions when it is more likely than not that the positions will not be sustained when challenged by taxing authorities. Any changes to the estimates and judgments with respect to the interpretations, timing or deductibility could result in a change to earnings and cash flows. Interest and penalties related to unrecognized tax benefits, if any, are recognized within income tax expense and accrued interest, and penalties are recognized within accrued taxes on the Consolidated Balance Sheets.

To the extent that NJNG invests in property that qualifies for ITCs, the ITC is deferred and amortized to income over the life of the equipment in accordance with regulatory treatment. In general, for our unregulated subsidiaries, we recognize ITCs as a reduction to income tax expense when the property is placed in service.

Changes to the federal statutes related to ITCs, which have the effect of reducing or eliminating the credits, could have a negative impact on earnings and cash flows.

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies in the accompanying Consolidated Financial Statements for discussion of recently issued accounting standards.

Management’s Overview

Consolidated

NJR is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in the United States and Canada. In addition, we invest in clean energy projects, midstream assets and provide various repair, sales and installation services. A more detailed description of our organizational structure can be found in Item 1. Business.

The following sections include a discussion of results for fiscal 2019 compared to fiscal 2018. The comparative results for fiscal 2018 with fiscal 2017 have been omitted from this Form 10-K, but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on Form 10-K of our Annual Report for the fiscal year ended September 30, 2018.

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
Equity Method Investments
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

A summary of our consolidated results in net income and assets by reporting segment and operations for the fiscal years ended September 30, is as follows:

(Thousands)	2019		2018		2017
	Net Income	Assets	Net Income	Assets	Net Income	Assets
Natural Gas Distribution	$78,062	$3,064,309	$84,048	$2,663,054	$86,930	$2,519,578
Clean Energy Ventures	77,473	864,323	75,849	865,018	24,873	771,340
Energy Services	(1,268)	290,847	53,139	396,852	476	398,277
Midstream	14,689	240,955	24,367	242,069	12,857	232,806
Home Services and Other	1,637	104,411	(3,555)	114,732	6,811	114,801
Intercompany (1)	(1,088)	(191,860)	(412)	(138,061)	118	(108,295)
Total	$169,505	$4,372,985	$233,436	$4,143,664	$132,065	$3,928,507

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in net income of $63.9 million during fiscal 2019, compared with fiscal 2018, was driven primarily by decreased earnings at Energy Services and an income tax benefit of $59.6 million associated with the revaluation of deferred income taxes resulting from the Tax Act during fiscal 2018 that did not recur during fiscal 2019. The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

The increase in assets during fiscal 2019, compared with fiscal 2018, was due primarily to increased utility plant at our Natural Gas Distribution segment and solar assets at Clean Energy Ventures, partially offset by the sale of our remaining wind assets at Clean Energy Ventures and the sale of equity securities at Midstream.

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

(Thousands, except per share data)	2019	2018	2017
Net income	$169,505	$233,436	$132,065
Add:
Unrealized loss (gain) on derivative instruments and related transactions	2,881	26,770	(11,241)
Tax effect	(711)	(4,512)	4,062
Effects of economic hedging related to natural gas inventory (1)	4,309	(22,570)	38,470
Tax effect	(1,024)	7,362	(13,964)
Net financial earnings	$174,960	$240,486	$149,392

Basic earnings per share	$1.90	$2.66	$1.53
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.03	0.31	(0.13)
Tax effect	(0.01)	(0.05)	0.05
Effects of economic hedging related to natural gas inventory (1)	0.05	(0.26)	0.45
Tax effect	(0.01)	0.08	(0.17)
Basic net financial earnings per share	$1.96	$2.74	$1.73

(1)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reporting segment and other operations for the fiscal years ended September 30, discussed in more detail within the operating results sections of each segment, is summarized as follows:

(Thousands)	2019		2018		2017
Natural Gas Distribution	$78,062	45%	$84,048	35%	$86,930	58%
Clean Energy Ventures	77,473	44	75,849	32	24,873	17
Energy Services	2,918	2	60,378	25	18,554	12
Midstream	14,689	8	24,367	10	12,857	9
Home Services and Other	1,911	1	(3,829)	(2)	6,811	4
Eliminations (1)	(93)	—	(327)	—	(633)	—
Total	$174,960	100%	$240,486	100%	$149,392	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in NFE of $65.5 million during fiscal 2019, compared with fiscal 2018, was driven primarily by the income tax benefit of $59.6 million associated with the revaluation of deferred income taxes resulting from the Tax Act during fiscal 2018, that did not recur during fiscal 2019, and lower financial margin generated at Energy Services resulting from narrower pricing spreads and less price volatility in the physical natural gas market.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey to approximately 547,600 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which can negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. These risks include, but are not limited to, adverse economic conditions, customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

NJNG’s operations are managed with the goal of providing safe and reliable service, growing its customer base, diversifying its utility gross margin, promoting clean energy programs and mitigating the risks discussed above.

Base Rate Case

On March 29, 2019, NJNG filed a base rate case with the BPU requesting a natural gas revenue increase of $128.2 million, including a change in NJNG’s overall rate of return on rate base to 7.87 percent. NJNG is also seeking permission to request recovery for SRL in a future filing, upon completion of the project. On July 2, 2019, NJNG filed an update with actual information through May 31, 2019, which reflected a revenue increase of $129.8 million. On September 30, 2019, NJNG filed a second update with actual information through August 31, 2019, which reflected a revenue increase of $134.3 million.

On November 13, 2019, the BPU issued an order adopting a stipulation of settlement approving a $62.2 million increase to base rates. This increase is predicated on an overall rate of return on rate base of 6.95 percent. These rates will be effective on November 15, 2019.

Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated PIM and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals for fiscal 2019 and estimates for expected investments over the next fiscal year:
Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory oversight, environmental regulations, unforeseen events and the ability to access capital.

Infrastructure Investment Program

On February 28, 2019, NJNG filed a petition with the BPU seeking authority to implement a five-year Infrastructure Investment Program. The IIP consists of two components: transmission and distribution investments and information technology replacement and enhancements. The total investment for the IIP is approximately $507 million. All approved investments will be recovered through annual filings to adjust base rates.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

SAFE II and NJ RISE

NJNG continues to implement BPU-approved infrastructure projects that are designed to enhance the reliability and integrity of NJNG’s gas distribution system.

The BPU approved the 5-year SAFE II program and the associated rate mechanism to replace the remaining unprotected steel mains and services from NJNG’s natural gas distribution system at an estimated cost of approximately $200 million, excluding AFUDC. The accelerated cost recovery methodology for the $157.5 million associated with the extension of SAFE II was approved in NJNG’s base rate case. The remaining $42.5 million in capital expenditures will be requested for recovery in future base rate cases.

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

In September 2018, the BPU approved NJNG’s annual petition requesting a base rate increase of $6.8 million for the recovery of SAFE II and NJ RISE capital investment costs, related to the 12 months ended June 30, 2018, with a weighted cost of capital of 6.9 percent including a return on equity of 9.75 percent, effective October 1, 2018. On September 27, 2019, the BPU approved NJNG’s annual petition requesting a base rate increase of $7.8 million, effective October 1, 2019.

Southern Reliability Link

The SRL is an approximately 30-mile, 30-inch transmission main designed to support improved system reliability and integrity in the southern portion of NJNG’s service territory. All approvals required for the completion of the project have been received and construction began in December 2018. The cost to construct SRL is estimated to be between $240 million and $280 million upon completion. Costs associated with SRL will be requested for recovery in a future base rate case.

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

	2019	2018	2017
Firm customers
Residential	486,474	474,495	460,013
Commercial, industrial & other	28,992	28,037	26,947
Residential transport	22,870	26,490	32,653
Commercial transport	9,237	9,636	10,137
Total firm customers	547,573	538,658	529,750
Other	53	59	60
Total customers	547,626	538,717	529,810

During fiscal 2019, NJNG added 9,711 new customers, which represents a new customer growth rate of approximately 1.8 percent. During that same time period, NJNG converted 218 existing customers to natural gas heat and other services. This customer growth, as well as commercial customers who switched from interruptible to firm natural gas service, will contribute approximately $5.6 million, on an annualized basis, to utility gross margin. NJNG also added 9,596 and 9,126 new customers and converted 613 and 662 existing customers to natural gas heat and other services during the fiscal years ended September 30, 2018 and 2017, respectively.

In addition, NJNG currently expects to add approximately 28,000 to 30,000 new customers during the three-year period of fiscal 2020 to 2022. NJNG’s estimates are based on information from municipalities and developers, as well as external industry analysts and management’s experience. NJNG estimates that approximately 65 percent of the growth will come from new construction markets and 35 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG’s base rates by approximately $5.5 million annually, as

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

calculated under NJNG’s CIP tariff. See the Natural Gas Distribution Segment Operating Results section that follows for a definition and further discussion of utility gross margin.

Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives designed to encourage the installation of high-efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two- to 10-year period through a tariff rider mechanism. In September 2018, the BPU approved the continuation of existing SAVEGREEN programs and the addition of new programs with investments of $135 million through December 2021.

On December 18, 2018, the BPU approved a decrease in NJNG's EE recovery rate reflecting actual costs incurred through September 30, 2018, which resulted in an annual recovery of approximately $8.8 million, effective January 1, 2019. On October 25, 2019, the BPU approved NJNG’s annual filing to increase its EE recovery rate, which will result in an annual recovery of approximately $11.3 million, to be effective November 1, 2019.

Since inception, $169.1 million in grants, rebates and loans have been provided to customers. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.75 percent to 10.3 percent.

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

NJNG’s total utility firm gross margin includes the following adjustments related to the CIP mechanism:

(Thousands)	2019	2018	2017
Weather (1)	$2,699	$205	$19,261
Usage	(341)	(1,629)	(2,309)
Total	$2,358	$(1,424)	$16,952

(1)	Compared with the CIP 20-year average, weather was 1 percent, 0.5 percent and 10 percent warmer-than-normal during fiscal 2019, 2018 and 2017, respectively.

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

On April 18, 2019, the BPU approved NJNG’s annual petition to maintain its BGSS rate for residential and small commercial customers and increase its balancing charge rate, resulting in a $10.3 million increase to the annual revenues credited to BGSS, as well as changes to the CIP rate, which resulted in a $30.9 million annual recovery decrease, effective October 1, 2018. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers and balancing charge revenues are credited to BGSS.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On December 28, 2018, NJNG notified the BPU that it would implement a BGSS increase effective February 1, 2019, which resulted in an increase in revenues credited to BGSS of $10.9 million through September 30, 2019.

On September 11, 2019, the BPU approved, on a provisional basis, a decrease to NJNG’s BGSS rate for residential and small commercial customers and an increase to its balancing charge rate, resulting in a $2 million decrease to the annual revenues credited to BGSS, as well as changes to the CIP rates, which will result in a $10.6 million annual recovery increase, effective October 1, 2019.

Refer to Note 4. Regulation - BGSS and CIP in the accompanying Consolidated Financial Statements for a further discussion of NJNG’s periodic BGSS and CIP rate adjustments.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Utility gross margin from incentive programs was $8.4 million, $12.5 million and $13.7 million during the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

Hedging

In order to provide relative price stability to its natural gas supply portfolio, NJNG employs a hedging strategy with the goal of having at least 75 percent of the Company’s projected winter periodic BGSS gas sales volumes hedged by each November 1 and at least 25 percent of the projected periodic BGSS gas sales hedged for the following April-through-March period. This is accomplished with the use of various financial instruments including futures, swaps and options used in conjunction with commodity and/or weather-related hedging activity.

Commodity prices

Our Natural Gas Distribution segment is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, the price of natural gas charged to our customers through the BGSS clause, our ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other energy sources. Natural gas commodity prices may experience high volatility as shown in the graph below, which illustrates the daily natural gas prices(1) in the Northeast market region, also known as TETCO M-3.
(1) Data sourced from Platts, a division of McGraw Hill Financial.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The maximum price per MMBtu was $9.17, $94.93 and $8.71 and the minimum price was $1.09, $0.53 and $0.36 for the fiscal years ended September 30, 2019, 2018 and 2017, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $131.1 million as of September 30, 2019, a increase of $280,000, compared with the prior fiscal period. On September 27, 2019, NJNG filed its annual SBC application requesting to recover remediation expenses including an increase in the RAC, of approximately $1.4 million annually and an increase to the NJCEP factor, which will result in an annual increase of approximately $3.3 million, to be effective April 1, 2020.

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if there were former MGP operations active at the location. The costs associated with preliminary assessment activities are considered immaterial for fiscal 2019 and are included as a component of NJNG’s annual SBC application to recover remediation expenses. We will continue to gather information to further refine and enhance its estimate of potential costs for this site as it becomes available. See Note 14. Commitments and Contingent Liabilities for a more detailed description.

Operating Results

NJNG’s operating results for the fiscal years ended September 30, are as follows:

(Thousands)	2019	2018	2017
Operating revenues	$710,793	$731,865	$695,637
Operating expenses
Gas purchases (1) (2)	336,489	333,208	269,480
Operation and maintenance	165,757	159,443	140,387
Regulatory rider expense (3)	33,937	38,969	40,243
Depreciation and amortization	57,980	53,208	49,347
Energy and other taxes	5,441	44,184	42,417
Total operating expenses	599,604	629,012	541,874
Operating income	111,189	102,853	153,763
Other income, net	2,441	4,584	2,470
Interest expense, net of capitalized interest	26,134	25,299	25,818
Income tax provision (benefit)	9,434	(1,910)	43,485
Net income	$78,062	$84,048	$86,930

(1)
Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.

(2)	Includes related party transactions of approximately $16.2 million, $57.2 million and $10.8 million during fiscal 2019, 2018 and 2017, respectively, a portion of which are eliminated in consolidation.

(3)
Consists of expenses associated with state-mandated programs, the RAC and energy efficiency programs, and are calculated on a per-therm basis. These expenses are passed through to customers and offset by corresponding revenues.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Revenues and Gas Purchases

Operating revenues decreased 2.9 percent during fiscal 2019 and increased 5.2 percent during fiscal 2018. Gas purchases increased 1 percent during fiscal 2019 and increased 23.6 percent during fiscal 2018. The factors contributing to the (decreases) increases in operating revenues and gas purchases during fiscal 2019 and 2018, are as follows:

	2019 v. 2018		2018 v. 2017
(Thousands)	Operating revenue	Gas purchases	Operating revenue	Gas purchases
ASC 606 adoption - sales tax election	$(39,426)	$—	$—	$—
BGSS incentives	(30,494)	(26,410)	1,881	3,124
Tax Act impact to base rates	(14,932)	—	—	—
Tax Act refund (1)	29,503	—	(35,910)	—
Average BGSS rates (2)	24,123	24,123	1,147	1,413
Bill credits (3)	—	—	41,971	39,260
Firm sales	5,907	6,004	49,414	19,779
SAFE II/NJ RISE	6,646	—	4,625	—
CIP adjustments	3,782	—	(18,375)	—
Other (4)	(6,181)	(436)	(8,525)	152
Total (decrease) increase	$(21,072)	$3,281	$36,228	$63,728

(1)	Operating revenues exclude sales tax of $6.4 million during fiscal 2019, which is included in the ASC 606 adoption - sales tax election line.

(2)	Operating revenues include changes in sales tax of $266,000 during fiscal 2018.

(3)	Operating revenues include changes in sales tax of $2.7 million during fiscal 2018.

(4)	Other includes changes in rider rates, including those related to EE, NJCEP and other programs.

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

Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure to NJNG’s utility gross margin, is as follows for the fiscal years ended September 30:

(Thousands)	2019	2018	2017
Operating revenues	$710,793	$731,865	$695,637
Less:
Gas purchases	336,489	333,208	269,480
Energy taxes	—	39,426	37,917
Regulatory rider expense	33,937	38,969	40,243
Utility gross margin	$340,367	$320,262	$347,997

(1)
Energy taxes does not include sales tax during fiscal 2019, due to the adoption of ASC 606, Revenue from Contracts with Customers. Energy taxes includes only sales tax on operating revenues during fiscal 2018 and 2017, excluding tax-exempt sales.

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

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	2019		2018		2017
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$224,597	46.0	$203,195	45.5	$218,093	40.7
Commercial, industrial and other	50,553	9.7	46,636	8.9	51,510	8.7
Firm transportation	51,069	13.7	51,880	15.5	58,172	14.4
Total utility firm gross margin/throughput	326,219	69.4	301,711	69.9	327,775	63.8
BGSS incentive programs	8,398	123.8	12,482	150.2	13,724	178.4
Interruptible/off-tariff agreements	5,750	39.0	6,069	46.2	6,498	55.0
Total utility gross margin/throughput	$340,367	232.2	$320,262	266.3	$347,997	297.2

Utility Firm Gross Margin

A description of the factors contributing to the increases (decreases) increases in utility firm gross margin during fiscal 2019 and 2018, are as follows:

(Thousands)	2019 v. 2018	2018 v. 2017
Tax Act impact	$14,451	$(33,657)
NJ RISE/SAFE II	6,515	4,334
Customer growth	3,909	4,236
SAVEGREEN	(367)	(977)
Total increase (decrease)	$24,508	$(26,064)

BGSS Incentive Programs

A description of the factors contributing to the (decreases) increases in utility gross margin generated by NJNG’s BGSS incentive programs during fiscal 2019 and 2018, are as follows:

(Thousands)	2019 v. 2018	2018 v. 2017
Capacity release	$(1,665)	$(745)
Storage	(1,556)	(954)
Off-system sales	(863)	457
Total decrease	$(4,084)	$(1,242)

The increase in utility gross margin was due primarily to credits related to the Tax Act during fiscal 2018, that did not recur during fiscal 2019, an increase in revenues related to the NJ RISE/SAFE II programs and customer growth, partially offset by a decrease in capacity release volume, fewer market opportunities for the storage incentive program, as well as lower margins on off-system sales due primarily to lower spreads in the average price of gas bought and sold.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operation and Maintenance Expense

A summary of the factors contributing to the increases (decreases) in O&M expense during fiscal 2019 and 2018, are as follows:

(Thousands)	2019 v. 2018	2018 v. 2017
Shared corporate costs	$8,590	$5,991
Maintenance and repairs	3,982	(16)
Compensation and benefits	(3,214)	5,609
Consulting	(2,844)	5,184
Other	(200)	2,288
Total increase	$6,314	$19,056

The increase in O&M expense during fiscal 2019 compared with fiscal 2018 was due primarily to increased shared corporate costs related to technology improvement projects and increased maintenance expense partially offset by decreased compensation and benefits as a result of additional expenses related to a voluntary early retirement program in fiscal 2018 that did recur.

Depreciation Expense

Depreciation expense increased $4.8 million in fiscal 2019, compared with fiscal 2018, as a result of additional utility plant being placed into service.

Operating Income

Operating income increased $8.3 million in fiscal 2019, compared with fiscal 2018, due primarily to the increase in total utility gross margin of $20.1 million, partially offset by the increase in O&M and depreciation, as previously discussed.

Other Income

Other income decreased $2.1 million during fiscal 2019, compared with fiscal 2018, due primarily to changes in the capitalization of net periodic benefit costs resulting from the adoption of ASU 2017-07, an amendment to ASC 715, Compensation - Retirement Benefits. See Note 2. Summary of Significant Accounting Policies for more information.

Income Tax Provision

Income tax provision increased $11.3 million during fiscal 2019, compared with fiscal 2018, due primarily to the refund related to the Tax Act during fiscal 2018 that did not recur, partially offset by the amortization of overcollected taxes included in base rates.

Net Income

Net income decreased $6 million to $78.1 million in fiscal 2019, compared with fiscal 2018, due primarily to increased O&M and depreciation.

Clean Energy Ventures Segment

Overview

Our Clean Energy Ventures segment actively pursues opportunities in the renewable energy markets. Clean Energy Ventures enters into various agreements to install solar net-metered systems for residential and commercial customers, as well as large commercial grid-connected projects. In addition, Clean Energy Ventures enters into various long-term agreements, including PPAs, to supply energy from solar projects.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Solar

Solar projects placed in service and related expenditures for the fiscal years ended September 30, are as follows:

($ in Thousands)	2019			2018			2017
Placed in service	Projects	MW	Costs	Projects	MW	Costs	Projects	MW	Costs
Grid-connected (1)	3	29.0	$64,684	3	33.7	$70,216	2	20.0	$62,700
Net-metered:
Commercial (1) (2)	4	22.8	71,730	—	—	74	3	7.1	19,714
Residential	815	8.3	26,796	910	8.5	27,342	1,300	12.4	37,901
Total placed in service	822	60.1	$163,210	913	42.2	$97,632	1,305	39.5	$120,315

(1)	Includes projects subject to sale-leaseback arrangements.

(2)	Includes a 4.4 MW commercial solar project acquired in August 2019.

Since its inception, Clean Energy Ventures has constructed a total of 291.4 MW of solar capacity. Projects that are placed in service through December 31, 2019, qualify for a 30 percent federal ITC. Projects placed in service after December 31, 2019, may also qualify for a 30 percent federal ITC if five percent or more of the total costs of a solar property are incurred before the end of the applicable year and there are continuous efforts to advance towards completion of the project, based on the IRS guidance around the ITC safe harbor determination. The credit will decline to 26 percent for property under construction during 2020 and to 22 percent for property under construction during 2021. The ITC will be reduced to 10 percent for any property that is under construction before 2022, but not placed in service before 2024.

Clean Energy Ventures may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of six to 15 years. The Company will continue to operate the solar assets and is responsible for related expenses and entitled to retain the revenue generated from SRECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. Clean Energy Ventures has entered into five sale-leaseback transactions, three during fiscal 2018 with costs of $70.2 million and two during fiscal 2017 with costs of $31.1 million. Clean Energy Ventures did not enter into sale-leaseback transactions during fiscal 2019.

Excluding the project costs related to the commercial solar projects that were included in the sale-leaseback transactions, the Company had $163.2 million, $27.4 million and $89.2 million of solar-related capital expenditures that were placed in service and ITC-eligible during fiscal 2019, 2018 and 2017, respectively, which were recognized in income tax (benefit) provision on the Consolidated Statements of Operations.

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

SREC activity for the fiscal years ended September 30, is as follows:

	2019	2018	2017
Inventory balance as of October 1,	105,192	48,357	24,135
SRECs generated	311,803	245,147	197,521
SRECs delivered	(363,600)	(188,312)	(173,299)
Inventory balance as of September 30,	53,395	105,192	48,357

SRECs generated increased 27.2 percent and 24.1 percent for the fiscal years ended September 30, 2019 and 2018, respectively, compared with the previous fiscal years. The average SREC sales price was $207 in fiscal 2019, $217 in fiscal 2018 and $233 in fiscal 2017.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Clean Energy Ventures hedges a portion of its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of SREC inventory and projected SREC production related to its in-service commercial and residential assets as of September 30, 2019:

Energy Year (1)	Percent of SRECs Hedged
2020	93%
2021	85%
2022	45%

(1)	Energy years are compliance periods for New Jersey’s renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of SRECs by our solar assets. All related costs are included as a component of O&M expenses on the Consolidated Statements of Operations, including such expenses as facility maintenance and various fees.

Onshore Wind

Clean Energy Ventures invested in small to mid-size onshore wind projects that fit its investment profile at the time of investment. The wind projects were eligible for PTCs for a 10-year period following commencement of operations and had PPAs of various terms in place, which typically govern the sale of energy, capacity and/or renewable energy credits. Once a wind installation commenced operations, each MWh of electricity produced created a REC that represented the renewable energy attribute of the wind-electricity generated that can be sold to third parties. There were no direct costs associated with the production of RECs by our former wind assets and all related costs were included as a component of O&M expenses on the Consolidated Statements of Operations.

In June 2018, Clean Energy Ventures completed the sale of its membership interest in its 9.7 MW wind farm in Two Dot, Montana to NorthWestern Energy for a total purchase price of $18.5 million. The transaction generated a pre-tax gain of approximately $951,000, which was recognized as a component of O&M on the Consolidated Statements of Operations.

On February 7, 2019, Clean Energy Ventures finalized the sale of its remaining wind assets to a subsidiary of Skyline Renewables LLC for total proceeds of $208.6 million. The transaction generated a pre-tax gain of $645,000, which was recognized as a component of O&M expense on the Consolidated Statements of Operations.

Operating Results

Clean Energy Ventures’ financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2019	2018	2017
Operating revenues	$98,099	$71,375	$64,394
Operating expenses
Operation and maintenance	27,425	25,921	22,965
Depreciation and amortization	32,997	31,877	31,834
Other taxes	1,189	1,137	1,209
Total operating expenses	61,611	58,935	56,008
Operating income	36,488	12,440	8,386
Other income, net	6,910	1,797	1,589
Interest expense, net	14,846	18,320	16,263
Income tax benefit	(48,921)	(79,932)	(31,161)
Net income	$77,473	$75,849	$24,873

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Revenues

Operating revenues increased $26.7 million in fiscal 2019, compared with fiscal 2018, due primarily to an increase in SREC sales, partially offset by decreased wind electricity sales as a result of the sale of the remaining wind assets on February 7, 2019.

Operation and Maintenance Expense

O&M expense increased $1.5 million in fiscal 2019, compared with fiscal 2018, due primarily to an increase in shared corporate costs and compensation costs, partially offset by a decrease in maintenance expenses and a pre-tax gain of $645,000, associated with the sale of the wind assets.

Depreciation Expense

Depreciation expense increased $1.1 million in fiscal 2019, compared with fiscal 2018, as a result of increases in solar capital additions placed in service.

Other Income

Operating income increased $5.1 million in fiscal 2019, compared with fiscal 2018, due primarily to an increase in the recognition of the transfer of ITCs related to solar sale leasebacks.

Income Tax Benefit

Income tax benefit decreased $31 million during fiscal 2019, compared with fiscal 2018, due primarily to an income tax benefit of $61.4 million associated with the revaluation of deferred income taxes resulting from the Tax Act during fiscal 2018, that did not recur during fiscal 2019, as well as higher pre-tax income, partially offset by an increase in ITCs recognized.

Income tax benefit during fiscal 2019, 2018 and 2017 includes $61.9 million, $10.5 million and $24.6 million, respectively, of ITCs associated with solar projects that were completed and placed into service during the corresponding fiscal year. Income tax benefit during fiscal 2019, 2018 and 2017 includes $3.8 million, $10.8 million and $9.9 million, respectively, of PTCs associated with wind projects. Clean Energy Ventures recognized $56.8 million, $19 million and $29.2 million related to tax credits, net of deferred taxes, during fiscal 2019, 2018 and 2017, respectively.

Net Income

Net income in fiscal 2019 increased $1.6 million, compared with fiscal 2018, due primarily to increased operating revenue, partially offset by the decreased income tax benefit, as previously discussed.

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

In February 2018, NJR sold all of the issued and outstanding shares of capital stock of NJRRS, which was a component of our Energy Services segment. We received $9.5 million in cash and a natural gas swap contract with a gain at inception of $14.6 million. The sale generated a pre-tax gain of $3.7 million, which was recognized as a reduction to O&M on the Consolidated Statements of Operations.

Operating Results

Energy Services’ financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2019	2018	2017
Operating revenues (1)	$1,742,791	$2,112,804	$1,462,681
Operating expenses
Gas purchases (including demand charges (2)(3))	1,719,519	1,995,335	1,441,310
Operation and maintenance	19,555	32,884	20,371
Depreciation and amortization	118	76	63
Other taxes	1,388	2,732	1,788
Total operating expenses	1,740,580	2,031,027	1,463,532
Operating income (loss)	2,211	81,777	(851)
Other income	153	303	59
Interest expense, net	5,205	3,945	2,747
Income tax (benefit) provision	(1,573)	24,996	(4,015)
Net (loss) income	$(1,268)	$53,139	$476

(1)	Includes related party transactions of approximately $8.2 million, $48.3 million and $316,000 during fiscal 2019, 2018 and 2017, respectively, which is eliminated in consolidation.

(2)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to 10 years.

(3)	Includes related party transactions of approximately $3.4 million, $4.5 million and $4.6 million during fiscal 2019, 2018 and 2017, respectively, a portion of which are eliminated in consolidation.

As of September 30, Energy Services’ portfolio of financial derivative instruments are composed of:

(in Bcf)	2019	2018	2017
Net short futures contracts	34.6	24.3	16.4
Net long options	1.0	—	—

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Revenues and Gas Purchases

During fiscal 2019, operating revenues decreased $370 million and gas purchases decreased $275.8 million, due primarily to decreased volumes and less price volatility in the physical gas market. Gas purchases also include a decrease due to the changes in the economic hedging of natural gas inventory of $26.9 million, partially offset by an increase of $21.1 million in unrealized gains on derivative instruments.

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

Operation and Maintenance Expense

O&M expense decreased $13.3 million during fiscal 2019, compared with fiscal 2018, due primarily to decreased incentive compensation, partially offset by a pre-tax gain of $3.7 million associated with the sale of NJR Retail Services Company in February 2018 that did not recur.

Income Tax (Benefit) Provision

Income taxes decreased $26.6 million during fiscal 2019, compared with fiscal 2018, due primarily to decreased operating income, along with income tax expense of $6.1 million during fiscal 2018, associated with the revaluation of deferred income taxes that did not recur during fiscal 2019.

Net Income

Net income decreased $54.4 million during fiscal 2019, compared with fiscal 2018, due primarily to decreased operating revenue, partially offset by the related decreases in income tax provision and O&M.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Financial Margin

The following table is a computation of Energy Services’ financial margin for the fiscal years ended September 30.

(Thousands)	2019	2018	2017
Operating revenues	$1,742,791	$2,112,804	$1,462,681
Less: Gas purchases	1,719,519	1,995,335	1,441,310
Add:
Unrealized loss (gain) on derivative instruments and related transactions (1)	1,195	26,728	(10,063)
Effects of economic hedging related to natural gas inventory (2)	4,309	(22,570)	38,470
Financial margin	$28,776	$121,627	$49,778

(1)
Includes unrealized (gains) losses related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $995,000, $85,000 and $(751,000) for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

(2)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

A reconciliation of operating income, the closest GAAP financial measure to Energy Services’ financial margin, is as follows for the fiscal years ended September 30:

(Thousands)	2019	2018	2017
Operating income (loss)	$2,211	$81,777	$(851)
Add:
Operation and maintenance	19,555	32,884	20,371
Depreciation and amortization	118	76	63
Other taxes	1,388	2,732	1,788
Subtotal	23,272	117,469	21,371
Add:
Unrealized loss (gain) on derivative instruments and related transactions	1,195	26,728	(10,063)
Effects of economic hedging related to natural gas inventory	4,309	(22,570)	38,470
Financial margin	$28,776	$121,627	$49,778

Financial margin decreased $92.9 million during fiscal 2019, compared with fiscal 2018, due primarily to narrower pricing spreads, decreased volumes and less price volatility in the physical natural gas markets.

Net Financial Earnings

A reconciliation of Energy Services’ net income (loss), the most directly comparable GAAP financial measure to NFE, is as follows for the fiscal years ended September 30:

(Thousands)	2019	2018	2017
Net (loss) income	$(1,268)	$53,139	$476
Add:
Unrealized loss (gain) on derivative instruments and related transactions	1,195	26,728	(10,063)
Tax effect (1)	(294)	(4,281)	3,635
Effects of economic hedging related to natural gas inventory	4,309	(22,570)	38,470
Tax effect	(1,024)	7,362	(13,964)
Net financial earnings	$2,918	$60,378	$18,554

(1)
Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $(310,000), $(337,000) and $427,000 for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

NFE decreased $57.5 million during fiscal 2019, compared with fiscal 2018, due primarily to lower financial margin, as previously discussed, partially offset by decreased income tax expense.

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

The Company, through our subsidiary NJR Pipeline Company, is a 20 percent investor in PennEast, a partnership whose purpose is to construct and operate a 120-mile natural gas pipeline that will extend from northeast Pennsylvania to western New Jersey. PennEast received a Certificate of Public Convenience and Necessity for the project from FERC on January 19, 2018.

As of September 30, 2019, our net investments in Steckman Ridge and PennEast were $114.4 million and $85.8 million, respectively.

On September 10, 2019, the United States Court of Appeals for the Third Circuit issued an order overturning the United States District Court for the District of New Jersey’s order granting PennEast condemnation and immediate access in accordance with the Natural Gas Act to certain properties in which New Jersey holds an interest. The Petition for Panel Rehearing or Rehearing En Banc filed with the United States Court of Appeals for the Third Circuit was denied on November 5, 2019.

On October 8, 2019, the NJDEP issued a letter indicating that it deemed PennEast’s freshwater wetlands permit application to be administratively incomplete and closed the matter without prejudice. On October 11, 2019, PennEast submitted a letter to the NJDEP objecting to its position that the freshwater wetlands permit application is administratively incomplete.

On November 14, 2019, PennEast announced that it will ask the Supreme Court of the United States to review the September 2019 decision by the United States Court of Appeals for the Third Circuit.

PennEast management remains committed to the pipeline project and is currently pursuing its appellate rights and development options to proceed with construction of the pipeline, the nature, timing and extent of which, including impacts to the timing, costs of construction and impacts to the in-service date, are in the process of being determined.

As a result of the recent adverse court rulings, we evaluated our investment for impairment and determined an impairment charge was not necessary. We estimated the fair value of our investment in PennEast using probability-weighted scenarios of discounted future cash flows. It is reasonably possible that future unfavorable developments, such as a reduced likelihood of success from development options and legal outcomes, estimated increases in construction costs, increases in the discount rate, or further significant delays, could result in an impairment of our equity method investment. Also, the use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge in the Consolidated Financial Statements. See Note 7. Investments in Equity Investees for further details.

Operating Results

The financial results of our Midstream segment for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2019	2018	2017
Equity in earnings of affiliates	$15,832	$16,165	$17,797
Operation and maintenance	$4,038	$4,441	$2,302
Other income	$7,345	$5,775	$4,162
Interest expense, net	$2,185	$1,667	$960
Income tax provision (benefit)	$2,254	$(8,548)	$5,820
Net income	$14,689	$24,367	$12,857

Equity in earnings of affiliates are driven primarily by storage revenues generated by Steckman Ridge and AFUDC earned at PennEast. Equity in earnings of affiliates is as follows for the fiscal years ended September 30:

(Thousands)	2019	2018	2017
Steckman Ridge	$9,472	$11,283	$13,351
PennEast	6,360	4,882	4,446
Total equity in earnings of affiliates	$15,832	$16,165	$17,797

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Equity in earnings of affiliates decreased $333,000 during fiscal 2019, compared with fiscal 2018, due primarily to decreases in storage revenue and increases in debt service costs at Steckman Ridge, partially offset by an increase in AFUDC earned at PennEast.

O&M expense decreased $403,000 during fiscal 2019, compared with fiscal 2018, due primarily to decreased consulting expenses.

Other income increased $1.6 million during fiscal 2019, compared with fiscal 2018, due primarily to the realized and unrealized gains of $1.6 million associated with the sale of Dominion shares.

Interest expense, net increased $518,000 during fiscal 2019, compared with fiscal 2018, due primarily to increased intercompany borrowing related to our PennEast investment.

Income taxes increased $10.8 million during fiscal 2019, compared with fiscal 2018, due primarily to an income tax benefit of $13.9 million associated with the revaluation of deferred income taxes resulting from the Tax Act during fiscal 2018, that did not recur during fiscal 2019.

Net income in fiscal 2019 decreased $9.7 million, compared with fiscal 2018, due primarily to the decreased income tax benefit, partially offset by increased other income, as previously discussed.

Home Services and Other Operations

Overview

The financial results of Home Services and Other consist primarily of the operating results of NJRHS. NJRHS provides service, sales and installation of appliances to approximately 108,000 service contract customers and has been focused on growing its installation business and expanding its service contract customer base. Home Services and Other also includes organizational expenses incurred at NJR and rental income at CR&R.

Operating Results

The consolidated financial results of Home Services and Other for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2019	2018	2017
Operating revenues	$50,902	$50,057	$49,591
Operation and maintenance	$41,679	$42,519	$38,612
Energy and other taxes	$3,167	$4,042	$3,938
Other (loss) income, net	$(542)	$5,680	$4,834
Income tax provision	$1,428	$11,944	$3,857
Net income (loss)	$1,637	$(3,555)	$6,811

Operating revenue increased $845,000 during fiscal 2019, compared with fiscal 2018, due primarily to an increase in furnace/air conditioner combination installations at NJRHS along with increased contract revenue.

O&M expense decreased $840,000 during fiscal 2019, compared with fiscal 2018, due primarily to decreased compensation costs.

Other income, net decreased $6.2 million during fiscal 2019, compared with fiscal 2018, due primarily to the sale of equity securities in an energy company, which resulted in a pre-tax gain of $5.3 million during fiscal 2018, as well as an increase in expense related to changes in the capitalization of net periodic benefit costs resulting from the adoption of ASU 2017-07, an amendment to ASC 715, Compensation - Retirement Benefits. See Note 2. Summary of Significant Accounting Policies for more detail.

Income taxes decreased $10.5 million during fiscal 2019, compared with fiscal 2018, due primarily to income tax expense of $9.7 million associated with the revaluation of deferred income taxes resulting from the Tax Act during fiscal 2018 that did not recur during fiscal 2019.

Net income increased $5.2 million during fiscal 2019, compared with fiscal 2018, due primarily to decrease in income tax provision, partially offset by the decrease in other income, net, as previously discussed.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Non-GAAP Financial Measures

NFE is based on removing timing differences associated with NJR's variable-for-fixed interest rate swap. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP, and should be considered in addition to, and not as a substitute, for the comparable GAAP measure.

A reconciliation of Home Services and Other's net income for the fiscal years ended September 30, to the GAAP financial measure most directly comparable to NFE, is as follows:

(Thousands)	2019	2018	2017
Net income (loss)	$1,637	$(3,555)	$6,811
Add:
Unrealized loss (gain) on derivative instruments and related transactions	381	(381)	—
Tax effect	(107)	107	—
Net financial earnings (loss)	$1,911	$(3,829)	$6,811

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each reporting segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

Our consolidated capital structure as of September 30, was as follows:

	2019	2018
Common stock equity	50%	49%
Long-term debt	49	41
Short-term debt	1	10
Total	100%	100%

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

NJR raised approximately $57.4 million and $41.7 million of equity by issuing approximately 1,181,000 and 1,014,000 new shares through the waiver discount feature of the DRP during fiscal 2019 and 2018, respectively. NJR did not issue new shares through the waiver discount feature of the DRP during fiscal 2017. NJR also raised approximately $16.7 million and $17.1 million of equity through the DRP by issuing approximately 351,000 and 413,000 shares of treasury stock during fiscal 2019 and 2018, respectively.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which has been expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of September 30, 2019, we have repurchased a total of approximately 17.1 million shares and may repurchase an additional 2.4 million shares under the approved program. There were no shares of common stock shares repurchased during fiscal 2019 and 2018.

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

We believe that our existing borrowing availability, equity proceeds and cash flows from operations will be sufficient to satisfy our working capital, capital expenditures and dividend requirements for the next 12 months. NJR, NJNG, Clean Energy Ventures, Midstream and Energy Services currently anticipate that each of their financing requirements for the next 12 months will be met primarily through the issuance of short and long-term debt, meter and solar sale-leasebacks and proceeds from the issuance of equity.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

We believe that as of September 30, 2019, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of September 30, 2019, NJR and NJNG, respectively, had revolving credit facilities totaling $425 million and $250 million, and letters of credit outstanding totaling $4.8 million and $731,000, which reduced the amounts available under the facilities along with short-term borrowings to $394.8 million and $249.3 million.

Short-term borrowings were as follows:

	Three Months Ended	Twelve Months Ended
($ in thousands)	September 30, 2019
NJR
Notes Payable to banks:
Balance at end of period	$25,450	$25,450
Weighted average interest rate at end of period	3.04%	3.04%
Average balance for the period	$6,072	$96,624
Weighted average interest rate for average balance	3.18%	3.28%
Month end maximum for the period	$25,450	$280,000
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Average balance for the period	$20,203	$54,835
Weighted average interest rate for average balance	2.33%	2.62%
Month end maximum for the period	$—	$123,500

Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG’s short-term borrowings tend to peak in the November through January time frame.

NJR

On December 5, 2018, NJR entered into an Amended and Restated Credit Agreement governing a $425 million NJR Credit Facility. The NJR Credit Facility expires on December 5, 2023, subject to two mutual options for a one-year extension beyond that date. The NJR Credit Facility permits the borrowing of revolving loans and swingline loans, as well as the issuance of letters of credit. The NJR Credit Facility also includes an accordion feature, which would allow NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in minimum increments of $50 million up to a maximum of $250 million. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility. The NJR Credit Facility is used primarily to finance its share repurchases, to satisfy Energy Services’ short-term liquidity needs and to finance, on an initial basis, unregulated investments.

As of September 30, 2019, the consolidated total indebtedness to total capitalization ratio, as defined in the NJR Credit Facility, was 51 percent.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of September 30, 2019, NJR had $25.5 million outstanding under the NJR Credit Facility. Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

During fiscal 2019, NJR’s average interest rate under the NJR Credit Facility was 3.28 percent, resulting in interest expense of $3.2 million. Based on average borrowings under the facilities of $96.6 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $1 million during fiscal 2019.

As of September 30, 2019, NJR had two letters of credit outstanding totaling $4.8 million, on behalf of Energy Services. These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties and anticipates that they will be renewed as necessary.

Energy Services’ letters of credit are used for margin requirements for natural gas transactions and expire on dates ranging from December 2019 to September 2020.

On October 9, 2019, NJR entered into a $350 million Bridge Facility, which was used primarily to finance the Leaf River acquisition. The Bridge Facility accrues interest at the LIBOR rate for a 1-month interest period plus 0.875 percent during the first 180 days, and 1.075 percent after 180 days, which is dependent on the credit rating of NJNG from Fitch and Moody’s. The occurrence of an event of default under the Bridge Facility could result in all loans and other obligations of NJR becoming immediately due and payable and the Bridge Facility being terminated. Loans under the Bridge Facility are required to be prepaid to the extent of new cash proceeds received upon the issuance of equity of NJR, the incurrence of indebtedness by NJR or its subsidiaries, the disposition of assets by NJR or its subsidiaries or upon other specified events, in each case subject to certain exceptions set forth in the Bridge Facility. See Note 18. Subsequent Events for more information.

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

As of September 30, 2019, NJNG’s consolidated total indebtedness to total capitalization ratio was 44 percent. As of September 30, 2019, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $249.3 million. During fiscal 2019, NJNG’s weighted average interest rate on outstanding commercial paper was 2.62 percent, resulting in interest expense of $1.5 million. Based on average borrowings under the facility of $54.8 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $549,000 during fiscal 2019.

As of September 30, 2019, NJNG has two letters of credit outstanding for $731,000. These letters of credit reduce the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties. These letters of credit are used as collateral for soil remediation systems and expire in August 2020.

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

In November 2014, NJR issued $100 million in 3.48 percent senior notes due November 2024, under the Prudential Facility, which fully utilized the remaining capacity under the facility. The notes issued under the Prudential Facility are guaranteed by certain unregulated subsidiaries of NJR.

In August 2016, NJR issued $50 million in 3.2 percent senior notes due August 18, 2023, and $100 million in 3.54 percent senior notes due August 18, 2026. The notes are guaranteed by certain of our unregulated subsidiaries. The notes are unsecured. The proceeds of the notes were used for general corporate purposes, including working capital and capital expenditures.

In June 2018, NJR entered into a note purchase agreement, under which we issued $100 million of 3.96 percent senior notes due June 8, 2028. The notes are not secured by assets, but are instead guaranteed by certain unregulated subsidiaries of NJR. The proceeds of the notes were used for general corporate purposes, including, but not limited to, funding capital expenditures.

On July 17, 2019, NJR entered into a Note Purchase Agreement for $150 million of 3.29 percent senior notes due on July 17, 2029. NJR issued $50 million of these senior notes on July 17, 2019 and issued the remaining $100 million of these senior notes on August 15, 2019. The proceeds were used for environmentally beneficial activities such as the funding of commercial solar projects. The senior notes are not secured by assets, but are instead guaranteed by certain unregulated subsidiaries of NJR.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of September 30, 2019, NJNG’s long-term debt consisted of $892.8 million in fixed-rate debt issuances, with maturities ranging from 2024 to 2059, which is secured by the Mortgage Indenture and $25 million in capital leases with various maturities ranging from 2020 to 2025.

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

In June 2015, NJNG entered into a treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with a $125 million debt issuance that was finalized in May 2018. This debt issuance coincided with the maturity of NJNG's $125 million, 5.60 percent notes that came due in May 2018. This treasury lock was settled on March 13, 2018, which coincided with the pricing of the new debt being issued. Settlement of the treasury lock resulted in a $2.6 million loss, which is recorded as a component of regulatory assets on the Consolidated Balance Sheets and will be amortized to earnings over the 30-year term of the $125 million, 4.01 percent notes that were issued on May 11, 2018.

In June 2016, NJNG entered into a Note Purchase Agreement, under which NJNG issued $125 million of its 3.63 percent senior notes due June 21, 2046. The notes are secured by an equal principal amount of NJNG’s FMB (series UU) issued under NJNG’s Mortgage Indenture. The proceeds of the notes were used for general corporate purposes, including, but not limited to, refinancing or retiring short-term debt and funding capital expenditures. The notes are subject to required prepayments upon the occurrence of certain events. NJNG may prepay all or any part of the notes in amounts not less than $1 million in aggregate principal amount of the notes then outstanding at 100 percent of the aggregate principal amount, plus accrued interest and a make-whole amount, if applicable.

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

On May 11, 2018, NJNG entered into a Note Purchase Agreement, under which NJNG issued $125 million of 4.01 percent senior notes due May 11, 2048. The interest rate includes the quoted March 9, 2018 30-year treasury rate, plus a market-based credit spread. The notes are secured by an equal principal amount of NJNG's FMB (series VV) issued under NJNG's Mortgage Indenture. The proceeds of the notes were used for general corporate purposes, including, but not limited to, refinancing or retiring short-term debt and funding capital expenditures.

On April 18, 2019, NJNG completed the remarketing of three FMBs, in the amount of $35.8 million, with a weighted average interest rate of 3.02 percent. The bonds have maturity dates ranging from April 2038 to April 2059. The bonds were previously purchased in lieu of redemption and were being held by NJNG.

On July 17, 2019, NJNG entered into a Note Purchase Agreement, under which NJNG issued $100 million of 3.76 percent senior notes due July 17, 2049 and $85 million of 3.86 percent senior notes due July 17, 2059. The senior notes are secured by an equal principal amount of NJNG's FMBs issued under NJNG's Mortgage Indenture. The proceeds of the notes were used for general corporate purposes, including, but not limited to, refinancing or retiring short-term debt and funding capital expenditures.

On August 1, 2019, NJNG completed a remarketing of three existing variable rate EDA Bonds with a total principal amount of $97 million, which fixed the interest rates of the bonds. NJNG remarketed $46.5 million at 3.00 percent due August 1, 2041, $41 million at 3.00 percent due August 2043, and $9.5 million at 2.75 percent due August 1, 2039. EDA Bonds are special, limited obligations of the EDA payable solely from payments made by NJNG pursuant to a Loan Agreement and are secured by the pledge of $97 million principal amount of the FMB issued by NJNG. The proceeds of the notes were used for general corporate purposes.

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

Sale-Leaseback

NJNG

NJNG received $9.9 million, $7.8 million and $9.6 million in fiscal 2019, 2018 and 2017, respectively, in connection with the sale-leaseback of its natural gas meters. During fiscal 2019, 2018 and 2017, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1.1 million, $2.2 million and $2.4 million, respectively. NJNG continues to evaluate this sale-leaseback program based on current market conditions. As noted, natural gas meters are accepted as property under the Mortgage Indenture.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Clean Energy Ventures

Clean Energy Ventures received proceeds of $71.5 million and $32.9 million in fiscal 2018 and 2017, respectively, in connection with the sale-leaseback of commercial solar assets. Clean Energy Ventures did not receive proceeds related to the sale-leaseback of commercial solar assets during fiscal 2019. Clean Energy Ventures has entered into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over six- to 15-year terms. These sale-leasebacks are financing obligations secured by the solar assets, related future cash flows from SREC and energy sales and a continuing guaranty by NJR. ITCs and other tax benefits associated with these solar projects were transferred to the buyer. Clean Energy Ventures will continue to operate the solar projects and retain ownership of SRECs generated, and has the option to renew the lease or repurchase the assets at the end of the lease term per the terms of the arrangement.

Contractual Obligations

The following table is a summary of contractual cash obligations and financial commitments and their applicable payment due dates as of September 30, 2019:

		Up to	1-3	3-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$2,368,723	$51,387	$152,775	$216,326	$1,948,235
Capital lease obligations (1)	38,624	11,707	14,097	8,647	4,173
Solar asset financing obligations (1)	69,617	7,830	15,605	15,237	30,945
Operating leases (1)	76,901	4,411	9,307	8,778	54,405
Short-term debt	25,450	25,450	—	—	—
New Jersey Clean Energy Program (1)	15,468	15,468	—	—	—
Construction obligations	27,591	27,591	—	—	—
Remediation expenditures (2)	131,080	20,080	36,928	18,240	55,832
Natural gas supply purchase obligations-NJNG	186,735	20,616	62,659	67,712	35,748
Demand fee commitments-NJNG	1,094,526	129,256	242,280	165,024	557,966
Natural gas supply purchase obligations-Energy Services	285,740	266,931	18,809	—	—
Demand fee commitments-Energy Services	309,367	104,237	144,992	50,350	9,788
Total contractual cash obligations	$4,629,822	$684,964	$697,452	$550,314	$2,697,092

(1)	These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.

(2)	Expenditures are estimated. See Note 14. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements.

NJR does not expect to be required to make additional contributions to fund the pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, we may elect to make discretionary contributions to the plans in excess of the minimum required amount. We made no discretionary contributions to the pension plans in fiscal 2019 and 2018. There are no federal requirements to pre-fund OPEB benefits. However, we are required to fund certain amounts due to regulatory agreements with the BPU. We anticipate that the annual funding level of the OPEB plans will range from $5 million to $10 million annually over each of the next five years. Additional contributions may vary based on market conditions and various assumptions.

As of September 30, 2019, there were NJR guarantees covering approximately $339 million of natural gas purchases and Energy Services demand fee commitments not yet reflected in accounts payable on the Consolidated Balance Sheets.

NJNG incurs significant capital expenditures consisting primarily of its construction program to support customer growth, maintenance of its distribution and transmission system and replacement needed under pipeline safety regulations. During fiscal 2019, committed and spent capital expenditures totaled $347.6 million. During fiscal 2020 and 2021, NJNG’s total capital expenditures are projected to be $445.3 million and $311.6 million, respectively.

NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt.

As of September 30, 2019, NJNG’s future MGP expenditures are estimated to be $131.1 million. For a more detailed description of MGP see Note 14. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events and the ability to access capital.

Clean Energy Ventures’ expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. We estimate the value of solar-related projects placed in service during fiscal 2020 to be between $125 million and $145 million.

Capital expenditures related to clean energy projects are subject to change due to a variety of factors that may affect our ability to commence operations at these projects on a timely basis or at all, including logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, any delays related to electric grid interconnection, economic trends or unforeseen events and the ability to access capital or allocation of capital to other investments or business opportunities.

During fiscal 2019, Midstream had a total of $4.1 million of expenditures related to our investment in the PennEast pipeline project. Expenditures in the PennEast pipeline are expected to total between $3 million and $10 million during fiscal 2020. Capital expenditures related to our Midstream investment in the Adelphia project were $20.4 million. Including the purchase price of $166 million and assuming the transaction closes, we estimate expenditures related to the Adelphia project to be between $270 million and $290 million in fiscal 2020.

Energy Services does not currently anticipate any significant capital expenditures in fiscal 2020 and 2021.

Off-Balance-Sheet Arrangements

Our off-balance-sheet arrangements consist of guarantees covering approximately $339 million of natural gas purchases, SREC sales and demand fee commitments, and four outstanding letters of credit totaling $5.5 million, as previously mentioned. See Note 14. Commitments and Contingent Liabilities and Note 9. Debt for more information.

Cash Flows

Operating Activities

Cash flows from operating activities during fiscal 2019 totaled $189.4 million compared with $398.3 million during fiscal 2018. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The decrease of $208.9 million in operating cash flows during fiscal 2019, compared with fiscal 2018, was due primarily to lower financial margin generated at Energy Services and increased working capital requirements as mentioned above.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Investing Activities

Cash flows used in investing activities totaled $282.6 million during fiscal 2019, compared with $373.1 million during fiscal 2018. The decrease of $90.5 million was due primarily to proceeds, net of closing costs, from the sale of our remaining wind assets of $205.7 million and Dominion shares of $34.5 million, partially offset by an increase in capital expenditures of $85.7 million for utility plant and $34.4 million in solar capital expenditures.

NJNG’s capital expenditures result primarily from the need for services, mains and meters to support its continued customer growth, mandated pipeline safety rulemaking, general system improvements and approved infrastructure programs. NJNG’s capital expenditures, including cost of removal, totaled $340.2 million and $254.5 million in fiscal 2019 and fiscal 2018, respectively.

The Company enters into various agreements to install, own and operate solar equipment, including both residential and commercial projects. During fiscal 2019 and fiscal 2018, capital expenditures on these projects totaled $157.8 million and $123.4 million, respectively.

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

Cash flows from financing activities during fiscal 2019 totaled $95.6 million, compared with cash flows used in financing activities of $26 million during fiscal 2018. The increase of $121.6 million was due primarily to $185 million in new long-term borrowings at NJNG and $150 million at NJR along with an additional $35.8 million of long-term debt that was remarketed at NJNG. The new debt was partially offset by $100 million of long-term debt at NJR that matured on August 16, 2019, and proceeds of $71.5 million from the solar sale-leasebacks at Clean Energy Ventures during fiscal 2018 that did not recur in fiscal 2019.

NJNG received $9.9 million, $7.8 million and $9.6 million for fiscal 2019, 2018 and 2017, respectively, in connection with the sale-leaseback of its natural gas meters. During fiscal 2019, 2018 and 2017, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1.1 million, $2.2 million and $2.4 million, respectively. NJNG continues to evaluate the natural gas meter sale-leaseback program based on current market conditions.

Credit Ratings

The table below summarizes NJNG’s current credit ratings issued by two rating entities, Moody’s and Fitch, as of September 30, 2019:

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

On February 8, 2019, Moody’s revised NJNG's secured rating from Aa2 to Aa3. This change reflects Moody’s view that NJNG's credit measures are expected to deteriorate due to loss of cash flow from deferred taxes, lower authorized returns and peak capital programs in 2019 and 2020. These measures are mitigated by the credit supportive regulatory rate construct and NJNG's recovery mechanism. Management's response and regulatory outcomes have partially mitigated some of the near-term negative cash flow impacts related to tax reform. This action does not currently affect any of NJNG’s short- or long-term borrowing rates.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales from September 30, 2018 to September 30, 2019:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2018	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2019
Natural Gas Distribution	$94	$(4,611)	$(4,329)	$(188)
Energy Services	(13,925)	(1) (3,980)	(6,265)	(11,640)
Total	$(13,831)	$(8,591)	$(10,594)	$(11,828)
(1) Includes the addition of $9.5 million related to the fair value of the derivative instrument acquired through the disposition of NJRRS.

There were no changes in methods of valuations during the year ended September 30, 2019.

The following is a summary of fair market value of financial derivatives as of September 30, 2019, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2020	2021	2022 - 2024	After 2024	Total Fair Value
Price based on NYMEX/CME	$2,849	$913	$113	$—	$3,875
Price based on ICE	(14,296)	(1,410)	3	—	(15,703)
Total	$(11,447)	$(497)	$116	$—	$(11,828)

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of financial derivatives by type at September 30, 2019:

		Volume Bcf	Price per MMBtu (1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	27.6	$1.38 - $3.77	$(188)
Energy Services	Futures	(29.6)	$0.59 - $6.25	(15,516)
	Swaps	(5.0)	$2.72 - $3.46	3,876
	Options	1.0	$0.02 - $0.02	—
Total				$(11,828)

(1)	Million British thermal units

The following table reflects the changes in the fair market value of physical commodity contracts from September 30, 2018 to September 30, 2019:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2018	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2019
Natural Gas Distribution - Prices based on other external data	$(107)	2,691	2,762	$(178)
Energy Services - Prices based on other external data	(17,877)	(25,137)	(11,390)	(31,624)
Total	$(17,984)	(22,446)	(8,628)	$(31,802)

The following table reflects the changes in the fair market value of interest rate contracts from September 30, 2018 to September 30, 2019:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2018	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2019
Home Services and Other - Prices based on other external data	$381	(233)	148	$—

Foreign Currency Market Risks

The following table reflects the changes in the fair market value of financial derivatives related to foreign currency hedges from September 30, 2018 to September 30, 2019:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2018	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2019
Energy Services	$(244)	(283)	(242)	$(285)

There were no changes in methods of valuations during the fiscal year ended September 30, 2019.

The following is a summary of fair market value of financial derivatives related to foreign currency hedges as of September 30, 2019, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2020	2021	2022 - 2024	After 2024	Total Fair Value
Prices based on other external data	$(211)	(74)	—	—	$(285)

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Our market price risk is predominately related to changes in the price of natural gas at the Henry Hub, which is the delivery point for the NYMEX natural gas futures contracts. As the fair value of futures and fixed price swaps is linked to this location, the price sensitivity analysis has been prepared for all open Henry Hub natural gas futures and fixed swap positions. Based on this, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed swap positions by approximately $(6.0) million. This analysis does not include potential changes to reported credit adjustments embedded in the $4.2 reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$3,006	$6,012	$9,019	$12,025
Ending derivative fair value	$4,154	$7,160	$10,166	$13,173	$16,179
Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$(3,006)	$(6,012)	$(9,019)	$(12,025)
Ending derivative fair value	$4,154	$1,148	$(1,858)	$(4,865)	$(7,871)

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

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of September 30, 2019. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts, plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services. Energy Services’ and Clean Energy Ventures’ counterparty credit exposure as of September 30, 2019, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$139,100	$121,026
Noninvestment grade	17,966	695
Internally-rated investment grade	27,767	23,200
Internally-rated noninvestment grade	10,480	4,119
Total	$195,313	$149,040

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

NJNG’s counterparty credit exposure as of September 30, 2019, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$2,830	$2,161
Noninvestment grade	31	—
Internally-rated investment grade	181	54
Internally-rated noninvestment grade	18,844	12,980
Total	$21,886	$15,195

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

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of September 30, 2019, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the Unites States of America.

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

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019, which appears herein.

November 22, 2019

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of New Jersey Resources Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, common stock equity, and cash flows, for each of the three years in the period ended September 30, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Regulation - Impact of Rate-Regulation on Various Account Balances and Disclosures - Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

New Jersey Natural Gas (“NJNG”) is a regulated gas distribution company that serves customers in central and northern New Jersey. The Company is subject to regulation by the New Jersey Board of Public Utilities (the “BPU”), which has jurisdiction with respect to the rates of gas distribution companies in New Jersey. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements in accordance with the ASC 980, Regulated Operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJNG is subject to cost-based regulation; therefore, it is permitted to recover authorized operating expenses and earn a reasonable return on its utility capital investments based on the BPU’s approval. The impact of the ratemaking process and decisions authorized by the BPU allows NJNG to capitalize or defer certain costs that are expected to be recovered from its customers as regulatory assets, and to recognize certain obligations representing amounts that are probable future expenditures as regulatory liabilities in accordance with accounting guidance applicable to regulated operations. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. Decisions to be made by the BPU in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required.

Accounting for the economics of rate-regulation impacts multiple financial statement line items and disclosures, such as regulated property, plant, and equipment, regulatory assets and liabilities, operating revenues and depreciation expense. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the BPU will not approve full recovery of such costs or full recovery of all amounts invested in the utility business and a reasonable return on that investment. We identified the impact of rate-regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impact of future regulatory orders on the financial statements. Management judgments include assessing the probability of recovery in future rates of incurred costs and a refund to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the BPU, auditing these judgments requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the BPU included the following, among others:

•
We tested the effectiveness of controls over the relevant regulatory account balances and disclosures, including management’s controls over the monitoring and evaluation of regulatory developments that may affect the probability of recovering costs in future rates or of a future reduction in rates.

•	We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•
We read relevant regulatory orders issued by the BPU for the Company and other public utilities in New Jersey, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the probability of recovery in future rates or of a future reduction in rates based on precedence of the BPU’s treatment of similar costs under similar circumstances. We also obtained and read the November 13, 2019 BPU order adopting the stipulation of settlement for NJNG’s March 2019 base rate case as well as the publicly available filings made by the Company and its related attachments. We evaluated the external information and compared that to management’s assertions regarding the probability of recovery or refund of regulatory asset and liability balances.

•
We obtained an analysis from management describing the orders and filings that support management’s assertions regarding the probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

Investments in Equity Investees - PennEast - Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company, through its subsidiary NJR Pipeline Company, is a 20 percent investor in PennEast Pipeline Company, LLC (“PennEast”), a partnership whose purpose is to construct and operate a 120-mile natural gas pipeline that will extend from northeast Pennsylvania to western New Jersey. In the fourth quarter of 2019, PennEast received adverse court rulings. As a result, the Company evaluated its investment for impairment by comparing the estimated fair value of the investment to the carrying value and determined that an impairment charge was not necessary. The Company estimated the fair value of its investment using probability-weighted scenarios of discounted future cash flows. Management made significant estimates and assumptions related to development options and legal outcomes, construction costs, timing of capital investments and in-service dates, revenues (including forecasted volumes and rates), and discount rates. The discounted cash flow scenarios contemplate the impact of key assumptions of potential future court decisions and potential future management decisions and requires management to make significant estimates regarding the likelihood of various scenarios and assumptions. Higher probabilities were assumed related to those scenarios where the project is completed.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

We identified the evaluation of impairment for the PennEast investment as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of its investment. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the probabilities associated with the development options and legal outcomes, the forecasts of revenues and construction costs, and the selection of the discount rate used in the probability-weighted scenarios of discounted future cash flows.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the probabilities associated with the development options and legal outcomes, the forecasts of future revenues and construction costs, and the selection of the discount rate used by management in the probability-weighted scenarios of discounted future cash flows used in the evaluation of impairment for the PennEast investment included the following, among others:

•
We tested the effectiveness of controls over management’s evaluation of the PennEast investment for impairment including those related to the probabilities associated with the development options and legal outcomes, the forecasting of future revenues and construction costs, and the selection of the discount rate.

•
We evaluated the reasonableness of the probabilities related to the development options and legal outcomes by making inquiries with legal counsel regarding the likely outcomes of future court rulings, and with engineering, operations, and the executive management team regarding the viability of development options. We compared the results of these legal and management inquiries to internal communications to management, the Board of Directors, and PennEast member partners to search for contradictory information. We also read external information included in press releases, earnings releases, regulatory filings, and other PennEast member communications to search for contradictory information.

•	We evaluated the reasonableness of the forecasts of revenues (including forecasted volumes and rates) and construction costs by:

–	Comparing management’s volume assumptions to contractual agreements where applicable and information regarding demand and capacity volumes in the region for the remaining volumes.

–	Comparing management’s rate assumptions to contractual agreements where applicable and evaluating management’s future price assumptions against relevant market price curves.

–
Evaluating the reasonableness of management’s construction cost assumptions by comparing other similar pipeline project costs to the construction costs assumed by management, in addition to agreeing to source information used by management to develop the construction cost estimate.

–
Reading internal communications to management and the Board of Directors and external information included in press releases, earnings releases and other PennEast member communications to search for contradictory information.

•	We evaluated the selection of the discount rate with the assistance of our fair value specialists, by:

–	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.

–	Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

November 22, 2019

We have served as the Company's auditor since 1951.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of New Jersey Resources Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2019, of the Company and our report dated November 22, 2019, expressed an unqualified opinion on those financial statements and financial statement schedule.
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

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

November 22, 2019

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share data)
Fiscal years ended September 30,	2019	2018	2017
OPERATING REVENUES
Utility	$710,793	$731,865	$695,637
Nonutility	1,881,252	2,183,244	1,572,980
Total operating revenues	2,592,045	2,915,109	2,268,617
OPERATING EXPENSES
Gas purchases:
Utility	320,256	276,005	258,687
Nonutility	1,716,098	1,990,832	1,436,740
Related parties	7,948	8,505	8,340
Operation and maintenance	256,951	263,113	222,176
Regulatory rider expenses	33,937	38,969	40,243
Depreciation and amortization	91,730	85,701	81,841
Energy and other taxes	11,190	52,102	49,366
Total operating expenses	2,438,110	2,715,227	2,097,393
OPERATING INCOME	153,935	199,882	171,224
Other income, net	11,273	13,047	10,257
Interest expense, net of capitalized interest	47,082	46,286	44,886
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	118,126	166,643	136,595
Income tax (benefit) provision	(37,751)	(53,785)	18,343
Equity in earnings of affiliates	13,628	13,008	13,813
NET INCOME	$169,505	$233,436	$132,065

EARNINGS PER COMMON SHARE
Basic	$1.90	$2.66	$1.53
Diluted	$1.89	$2.64	$1.52
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	89,242	87,689	86,321
Diluted	89,616	88,315	87,144

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)
Fiscal years ended September 30,	2019	2018	2017
Net income	$169,505	$233,436	$132,065
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investments in equity securities, net of tax of $0, $6,973 and $(4,401), respectively	—	(19,245)	6,846
Reclassifications of losses to net income on investments in equity securities, net of tax of $0, $(858) and $0, respectively	—	11,647	—
Adjustment to postemployment benefit obligation, net of tax of $6,106, $(573) and $(3,487), respectively	(15,731)	1,520	5,053
Other comprehensive (loss) income	(15,731)	(6,078)	11,899
Comprehensive income	$153,774	$227,358	$143,964

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal years ended September 30,	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$169,505	$233,436	$132,065
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	2,881	26,770	(11,241)
Gain on sale of available for sale securities	(1,567)	(5,332)	(7,287)
Gain on sale of businesses	(645)	(4,663)	—
Depreciation and amortization	91,730	85,701	81,841
Amortization of acquired wholesale energy contracts	8,424	18,222	762
Allowance for equity used during construction	(6,492)	(5,531)	(3,867)
Allowance for doubtful accounts	2,387	2,579	2,023
Deferred income taxes	(59,013)	15,590	41,442
Deferred income tax benefit due to tax legislation	—	(75,736)	—
Equivalent value of ITCs recognized on equipment financing	(6,482)	—	—
Manufactured gas plant remediation costs	(13,878)	(16,171)	(10,934)
Equity in earnings, net of distributions received from equity investees	(4,156)	(1,725)	(462)
Cost of removal - asset retirement obligations	(258)	(298)	(484)
Contributions to postemployment benefit plans	(8,157)	(6,359)	(6,077)
Tax benefit of delivered shares from stock based compensation	1,290	2,950	1,285
Changes in:
Components of working capital	(27,759)	97,004	17,081
Other noncurrent assets	3,415	17,860	13,978
Other noncurrent liabilities	38,125	13,989	(2,079)
Cash flows from operating activities	189,350	398,286	248,046
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(300,031)	(206,880)	(144,106)
Solar and wind equipment	(157,828)	(123,421)	(149,400)
Midstream and other	(23,100)	(6,644)	(2,434)
Cost of removal	(40,195)	(47,643)	(32,143)
Acquisition of retail and wholesale energy contracts	—	—	(55,661)
Investments in equity investees	(4,102)	(16,151)	(27,070)
Distributions from equity investees in excess of equity in earnings	2,428	3,117	2,749
Cash paid related to acquisition	—	(10,000)	—
Proceeds from sale of property, net of closing costs	—	—	9,443
Proceeds from sale of businesses, net of closing costs	205,745	27,916	—
Proceeds from sale of available for sale securities, net	34,484	6,616	6,639
Cash flows used in investing activities	(282,599)	(373,090)	(391,983)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from long-term debt	467,900	225,000	100,000
Payments of long-term debt	(218,638)	(165,486)	(97,854)
(Payments of) proceeds from short-term debt, net	(126,500)	(114,050)	144,300
Proceeds from sale-leaseback transaction - solar	—	71,538	32,901
Proceeds from sale-leaseback transaction - gas meters	9,895	7,820	9,587
Payments of common stock dividends	(104,059)	(95,835)	(87,988)
Proceeds from waiver discount issuance of common stock	57,391	41,677	—
Proceeds from issuance of common stock	16,717	17,136	17,492
Purchases of treasury stock	—	—	(6,355)
Tax withholding payments related to net settled stock compensation	(7,104)	(13,755)	(4,788)
Cash flows from (used in) financing activities	95,602	(25,955)	107,295
Change in cash, cash equivalents and restricted cash	2,353	(759)	(36,642)
Cash, cash equivalents and restricted cash at beginning of period	1,710	2,469	39,111
Cash, cash equivalents and restricted cash at end of period	$4,063	$1,710	$2,469
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$63,795	$(7,524)	$(56,974)
Inventories	14,265	15,464	3,022
Recovery of gas costs	(15,733)	30,439	(90)
Gas purchases payable	(74,031)	51,187	20,663
Gas purchases payable - related parties	(360)	(1)	2
Prepaid and accrued taxes	2,271	1,254	10,366
Accounts payable and other	2,256	40,422	13,086
Restricted broker margin accounts	(22,004)	(30,974)	22,570
Customers’ credit balances and deposits	(209)	368	(5,877)
Other current assets	1,991	(3,631)	10,313
Total	$(27,759)	$97,004	$17,081
SUPPLEMENTAL DISCLOSURES
Cash paid (received) for:
Interest (net of amounts capitalized)	$50,371	$44,821	$44,362
Income taxes	$12,647	$5,577	$(6,877)
Accrued capital expenditures	$30,725	$30,559	$21,769
Inception gain on natural gas swap contract recognized as non-cash proceeds from sale of business	$—	$14,579	$—
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEETS

ASSETS

(Thousands)
September 30,	2019	2018

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$2,625,730	$2,368,914
Construction work in progress	232,233	192,481
Nonutility plant and equipment, at cost	861,904	697,406
Construction work in progress	62,492	45,690
Total property, plant and equipment	3,782,359	3,304,491
Accumulated depreciation and amortization, utility plant	(585,160)	(530,753)
Accumulated depreciation and amortization, nonutility plant and equipment	(156,033)	(122,689)
Property, plant and equipment, net	3,041,166	2,651,049

CURRENT ASSETS
Cash and cash equivalents	2,676	1,458
Customer accounts receivable:
Billed	139,263	205,490
Unbilled revenues	6,510	7,199
Allowance for doubtful accounts	(6,148)	(5,704)
Regulatory assets	32,871	18,297
Gas in storage, at average cost	169,803	184,633
Materials and supplies, at average cost	14,475	13,910
Prepaid and accrued taxes	22,602	23,047
Derivatives, at fair value	25,103	27,396
Restricted broker margin accounts	73,723	53,719
Asset held for sale	—	206,905
Other current assets	30,728	33,730
Total current assets	511,606	770,080

NONCURRENT ASSETS
Investments in equity investees	200,268	190,866
Regulatory assets	496,637	368,592
Derivatives, at fair value	7,426	10,560
Available for sale securities	—	32,917
Intangible assets	14,611	23,375
Other noncurrent assets	101,271	96,225
Total noncurrent assets	820,213	722,535
Total assets	$4,372,985	$4,143,664

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands, except share data)
September 30,	2019	2018

CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding September 30, 2019 — 89,998,788; September 30, 2018 — 88,292,956	$226,649	$226,196
Premium on common stock	291,331	274,748
Accumulated other comprehensive loss, net of tax	(31,787)	(12,610)
Treasury stock at cost and other; shares September 30, 2019 — 660,734; September 30, 2018 — 2,185,013	(10,436)	(76,473)
Retained earnings	1,075,960	1,007,117
Common stock equity	1,551,717	1,418,978
Long-term debt	1,537,177	1,180,619
Total capitalization	3,088,894	2,599,597

CURRENT LIABILITIES
Current maturities of long-term debt	21,419	123,545
Short-term debt	25,450	151,950
Gas purchases payable	137,271	211,303
Gas purchases payable to related parties	790	1,150
Accounts payable and other	129,724	135,240
Dividends payable	28,122	25,824
Accrued taxes	3,394	1,568
Regulatory liabilities	—	8,185
New Jersey Clean Energy Program	15,468	14,052
Derivatives, at fair value	57,623	46,652
Liabilities held for sale	—	4,182
Customers’ credit balances and deposits	27,116	27,325
Total current liabilities	446,377	750,976

NONCURRENT LIABILITIES
Deferred income taxes	190,663	242,436
Deferred investment tax credits	3,653	3,976
Deferred gain	1,554	9,104
Derivatives, at fair value	18,821	22,982
Manufactured gas plant remediation	131,080	130,800
Postemployment employee benefit liability	246,517	137,007
Regulatory liabilities	202,435	209,139
Asset retirement obligation	31,046	28,688
Other noncurrent liabilities	11,945	8,959
Total noncurrent liabilities	837,714	793,091
Commitments and contingent liabilities (Note 14)
Total capitalization and liabilities	$4,372,985	$4,143,664

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2016	86,086	$221,654	$215,580	$(15,155)	$(81,044)	$825,556	$1,166,591
Net income	—	—	—	—	—	132,065	132,065
Other comprehensive income	—	—	—	11,899	—	—	11,899
Common stock issued:
Incentive compensation plan	241	604	5,090	—	—	—	5,694
Dividend reinvestment plan (1)	472	—	(946)	—	18,568	—	17,622
Cash dividend declared ($1.0375 per share)	—	—	—	—	—	(89,637)	(89,637)
Treasury stock and other	(243)	—	(28)	—	(7,563)	—	(7,591)
Balance at September 30, 2017	86,556	222,258	219,696	(3,256)	(70,039)	867,984	1,236,643
Net income	—	—	—	—	—	233,436	233,436
Other comprehensive loss	—	—	—	(6,078)	—	—	(6,078)
Common stock issued:
Incentive compensation plan	561	1,403	15,169	—	—	—	16,572
Dividend reinvestment plan (1)	413	—	755	—	16,339	—	17,094
Waiver discount	1,014	2,535	39,142	—	—	—	41,677
Cash dividend declared ($1.11 per share)	—	—	—	—	—	(97,579)	(97,579)
Treasury stock and other	(251)	—	(14)	—	(22,773)	—	(22,787)
Reclassifications of certain income tax effects to retained earnings	—	—	—	(3,276)	—	3,276	—
Balance at September 30, 2018	88,293	226,196	274,748	(12,610)	(76,473)	1,007,117	1,418,978
Net income	—	—	—	—	—	169,505	169,505
Other comprehensive loss	—	—	—	(15,731)	—	—	(15,731)
Common stock issued:
Incentive compensation plan	182	453	3,334	—	—	—	3,787
Dividend reinvestment plan (1)	351	—	2,718	—	13,945	—	16,663
Waiver discount	1,181	—	10,531	—	46,860	—	57,391
Cash dividend declared ($1.19 per share)		—	—	—	—	(106,342)	(106,342)
Treasury stock and other	(8)	—	—	—	5,232	—	5,232
Adoption of ASU 2016-01 (2)	—	—	—	(3,446)	—	3,446	—
Adoption of ASU 2017-05 (2)	—	—	—	—	—	4,970	4,970
Adoption of ASU 2014-09/ASC 606 (2)	—	—	—	—	—	(2,736)	(2,736)
Balance at September 30, 2019	89,999	$226,649	$291,331	$(31,787)	$(10,436)	$1,075,960	$1,551,717

(1)	Shares sold through the DRP are issued from treasury stock at average cost, which may differ from the actual market price paid.

(2)	See Note 2. Summary of Significant Accounting Policies - Recently Adopted Updates to the Accounting Standards Codification section for more details.

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

1. NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services and operates certain unregulated businesses primarily through the following:

New Jersey Natural Gas Company provides natural gas utility service to approximately 547,600 retail customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

NJR Clean Energy Ventures Corporation, the Company's clean energy subsidiary, comprises the Clean Energy Ventures segment and consists of the Company's capital investments in commercial and residential solar projects located throughout New Jersey. Clean Energy Ventures finalized the sale of its remaining wind assets on February 7, 2019; see Note 17. Acquisitions and Dispositions for more details.

NJR Energy Services Company comprises the Energy Services segment. Energy Services maintains and transacts around a portfolio of natural gas storage and transportation capacity contracts and provides physical wholesale energy, retail energy and energy management services in the U.S. and Canada. From July 2017 through February 2018, NJR Retail Services Company provided retail natural gas supply and transportation services to commercial and industrial customers in Delaware, Maryland, Pennsylvania and New Jersey as part of the Energy Services segment. NJRRS was sold to an unrelated third party on February 28, 2018. See Note 17. Acquisitions and Dispositions for more details regarding the sale.

NJR Midstream Holdings Corporation, which comprises the Midstream segment, invests in energy-related ventures through its subsidiaries: NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined ownership interest in Steckman Ridge, located in Pennsylvania; NJNR Pipeline; and NJR Pipeline Company, which includes Adelphia Gateway, LLC and the Company's 20 percent ownership interest in PennEast. See Note 7. Investments in Equity Investees for more information.

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

Other financial investments or contractual interests that lack the characteristics of a voting interest entity, which are commonly referred to as variable interest entities, are evaluated by the Company to determine if the entity has the power to direct business activities and, therefore, would be considered a controlling interest that the Company would have to consolidate. Based on those evaluations, NJR has determined that it does not have any investments in variable interest entities as of September 30, 2019, 2018 and 2017.

Investments in entities over which the Company does not have a controlling financial interest are either accounted for under the equity method or cost method of accounting.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies during the reporting period. On a quarterly basis or more frequently whenever events or changes in circumstances indicate a need, the Company evaluates its estimates, including those related to the calculation of the fair value of derivative instruments, debt, equity method investments, unbilled revenues, allowance for doubtful accounts, provisions for depreciation and amortization, long-lived assets, regulatory assets and liabilities, income taxes, pensions and other postemployment benefits, contingencies related to environmental matters and litigation. ARO are evaluated as often as needed. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

Acquisitions

The Company follows the guidance in ASC 805, Business Combinations, for determining the appropriate accounting treatment for acquisitions. ASU No. 2017-01, Clarifying the Definition of a Business, provides an initial fair value screen to determine if substantially all of the fair value of the assets acquired is concentrated in a single asset or group of similar assets. If the initial screening test is not met, the set is considered a business based on whether there are inputs and substantive processes in place. Based on the results of this analysis and conclusion on an acquisition’s classification of a business combination or an asset acquisition, the accounting treatment is derived.

If the acquisition is deemed to be a business, the acquisition method of accounting is applied. Identifiable assets acquired and liabilities assumed at the acquisition date are recorded at fair value. If the transaction is deemed to be an asset purchase, the cost accumulation and allocation model is used whereby the assets and liabilities are recorded based on the purchase price and allocated to the individual assets and liabilities based on relative fair values.

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed are based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates and the number of years on which to base the cash flow projections, as well as other assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates based on the risk inherent in the acquired assets and related cash flows. The valuation of an acquired business is based on available information at the acquisition date and assumptions that are believed to be reasonable. However, a change in facts and circumstances as of the acquisition date can result in subsequent adjustments during the measurement period, but no later than one year from the acquisition date.

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

See Note 3. Revenue for further information.

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

Natural gas purchases at Energy Services are composed of gas costs to be paid upon completion of a variety of transactions, as well as realized gains and losses from settled derivative instruments and unrealized gains and losses on the change in fair value of derivative instruments that have not yet settled. Changes in the fair value of derivatives that economically hedge the forecasted purchases of natural gas are recognized in gas purchases as they occur.

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

The following table summarizes the demand charges, which are net of capacity releases, and are included as a component of gas purchases on the Consolidated Statements of Operations for the fiscal years ended September 30:

(Millions)	2019	2018	2017
Energy Services	$120.4	$153.0	$126.4
Natural Gas Distribution	119.1	92.5	80.2
Total	$239.5	$245.5	$206.6

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

Stock-Based Compensation

Stock-based compensation represents costs related to stock-based awards granted to employees and NJR Board of Directors members. NJR recognizes stock-based compensation based upon the estimated fair value of awards. The recognition period for these costs begins at either the applicable service inception date or grant date and continues throughout the requisite service period. The related compensation cost is recognized as O&M expense on the Consolidated Statements of Operations. See Note 10. Stock-Based Compensation for further information.

Sales Tax Accounting

As a result of the adoption of ASC 606, Revenue from Contracts with Customers, as of October 1, 2018, the Company excludes from the transaction price all sales taxes that are assessed by a governmental authority and therefore presents sales tax on a net basis in operating revenues on the Consolidated Statements of Operations. Prior to October 1, 2018, sales tax was presented in both operating revenues and operating expenses on the Consolidated Statements of Operations.

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

Investments in Equity Investees

The Company accounts for its investments in Steckman Ridge and PennEast using the equity method of accounting where it is not the primary beneficiary, as defined under ASC 810, Consolidation, its respective ownership interests are 50 percent or less and/or it has significant influence over operating and management decisions. The Company’s share of earnings is recognized as equity in earnings of affiliates on the Consolidated Statements of Operations.

Equity method investments are reviewed for impairment when changes in facts and circumstances indicate that the current fair value may be less than the asset’s carrying amount. If the Company determines the decline in the value of its equity method investment is other than temporary, an impairment charge is recorded in an amount equal to the excess of the carrying value of the asset over its fair value.

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

Depreciation is computed on a straight-line basis over the useful life of the assets for unregulated entities, and using rates based on the estimated average lives of the various classes of depreciable property for NJNG. The composite rate of depreciation used for NJNG was 2.25 percent of average depreciable property in fiscal 2019, 2.29 percent in fiscal 2018 and 2.25 percent in fiscal 2017. The Company recorded $91.7 million, $85.7 million and $81.8 million in depreciation expense during fiscal 2019, 2018 and 2017, respectively. The overall depreciation rate is 2.4 percent, as settled in the base rate case.

Property, plant and equipment was comprised of the following as of September 30:

(Thousands)
Property Classifications	Estimated Useful Lives	2019	2018
Distribution facilities	38 to 74 years	$2,414,603	$2,151,249
Transmission facilities	35 to 56 years	330,912	295,692
Storage facilities	34 to 47 years	79,916	79,470
Solar property	15 to 25 years	879,597	720,562
Midstream property	30 years	28,445	6,747
All other property	5 to 35 years	48,886	50,771
Total property, plant and equipment		3,782,359	3,304,491
Accumulated depreciation and amortization		(741,193)	(653,442)
Property, plant and equipment, net		$3,041,166	$2,651,049

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

($ in thousands)	2019	2018	2017
AFUDC:
Debt	$3,710	$1,979	$1,311
Equity	6,492	5,531	3,867
Total	$10,202	$7,510	$5,178
Weighted average interest rate	6.35%	5.94%	6.90%

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RAC and USF expenditures. See Note 4. Regulation. The SBC interest rate changes each September based on the August 31 seven-year constant maturity treasury rate plus 60 basis points. The rate was 3.30 percent, 3.41 percent and 2.55 percent for the fiscal years ended September 30, 2019, 2018 and 2017, respectively. Accordingly, other income included $760,000, $411,000 and $78,000 in the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

Clean Energy Ventures capitalizes interest on the allocation of the costs of debt borrowed for the financing of solar investments. Capitalized amounts are included in nonutility plant and equipment on the Consolidated Balance Sheets.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and temporary investments with maturities of three months or less, and excludes restricted cash of $1.4 million and $252,000 as of September 30, 2019 and 2018, respectively, related to escrow balances for utility plant projects, which is recorded in other current and noncurrent assets on the Consolidated Balance Sheets.

Loans Receivable

NJNG currently provides loans, with terms ranging from 2 to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Consolidated Balance Sheets. The Company recorded $12.4 million and $10.4 million in other current assets and $38.8 million and $39.5 million in other noncurrent assets as of September 30, 2019 and 2018, respectively, on the Consolidated Balance Sheets, related to the loans. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of September 30, 2019 and 2018, an allowance for doubtful accounts for SAVEGREEN loans was not considered necessary.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes gas in storage, at average cost by company, as of September 30:

	2019		2018
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
Energy Services	$52,390	25.6	$90,166	34.1
Natural Gas Distribution	117,413	27.0	94,467	24.9
Total	$169,803	52.6	$184,633	59.0

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

In March 2018, Clean Energy Ventures committed to a plan to sell its wind assets and expected that the sale would be completed within the next 12 months. Accordingly, the Company classified its wind assets and related liabilities as held for sale on the Consolidated Balance Sheets, which resulted in depreciation expense on wind assets no longer being recorded.

On June 1, 2018, Clean Energy Ventures completed the sale of its membership interest in a 9.7 MW wind farm in Two Dot, Montana, and on February 7, 2019, Clean Energy Ventures finalized the sale of its remaining wind assets. See Note 17. Acquisitions and Dispositions for more details.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The major classes of assets and liabilities included within the disposal group as held for sale are as follows:

(Thousands)	September 30, 2018	Assets reclassified as held for sale	Assets Sold	Other adjustments (1)	September 30, 2019
Assets held for sale:
Property, plant and equipment - wind equipment, at cost	$224,356	$—	$(224,356)	$—	$—
Property, plant and equipment - accumulated depreciation, wind equipment	(18,501)	—	18,501	$—	—
Prepaid and accrued taxes	789	1,747	(1,541)	$(995)	—
Other noncurrent assets	261	—	(261)	$—	—
	$206,905	$1,747	$(207,657)	$(995)	$—
Liabilities held for sale:
Accounts payable and other (1)	$186	$—	$(186)	$—	$—
Asset retirement obligation	3,996	—	(3,996)	—	—
	$4,182	$—	$(4,182)	$—	$—

(1)	Activity relates to amortization of prepaid and other current assets prior to the sale of the Company’s remaining wind assets in February 2019.

Software Costs

The Company capitalizes certain costs, such as software design and configuration, coding, testing and installation, that are incurred to purchase or create and implement computer software for internal use. Capitalized costs include external costs of materials and services utilized in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Maintenance costs are expensed as incurred. Upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Amortization is recorded on the straight-line basis over the estimated useful lives. The Company capitalized $6.5 million in other noncurrent assets on the Consolidated Balance Sheets and recorded $9.1 million in O&M on the Consolidated Statements of Operations for the fiscal year ended September 30, 2019, related to information technology replacement and enhancement projects.

Investments in Equity Securities

Investments in equity securities were carried at fair value on the Consolidated Balance Sheets. For the fiscal year ended September 30, 2018, total unrealized gains and losses associated with equity securities were included as a part of accumulated other comprehensive income, a component of common stock equity, and reclassifications of realized gains or losses out of other comprehensive income into earnings were recorded in other income, net on the Consolidated Statements of Operations, based on average cost. On October 1, 2018, the Company adopted ASU No. 2016-01, an amendment to ASC 825, Financial Instruments. As a result, both realized and unrealized gains and losses were recorded in other income, net on the Consolidated Statements of Operations, based on average cost.

As of September 30, 2018, the Company's investments in equity securities were comprised of an investment in DM Common Units, which had a fair value of $32.9 million. On January 28, 2019, Dominion and DM finalized an agreement and plan of merger and outstanding DM Common Units held immediately before the closing of the merger were converted into 0.2492 shares of Dominion common stock. This resulted in the conversion of the Company's 1.84 million DM Common Units into approximately 458,000 Dominion shares. On March 6, 2019, the Company sold its investment in Dominion and received proceeds of approximately $34.5 million related to the sale and recorded total realized gains of $1.6 million in other income, net on the Consolidated Statements of Operations.

Intangible Assets

Finite-lived intangible assets are stated at cost less accumulated amortization. The Company amortizes intangible assets based upon the pattern in which the economic benefits are consumed over the life of the asset unless a pattern cannot be reliably determined, in which case the Company uses a straight-line amortization method. As of September 30, 2019, intangible assets consist of acquired wholesale natural gas energy contracts and certain internal-use software costs totaling $14.6 million. The wholesale natural gas contracts are being amortized based upon expected cash flows over the respective terms of the agreements.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The estimated future amortization expense for the next five years as of September 30, is as follows:

(Thousands)
2020	$5,011
2021	$4,691
2022	$2,561
2023	$2,271
2024 and thereafter	$77

Long-lived Assets

The Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as significant adverse changes in regulation, business climate or market conditions, including prolonged periods of adverse commodity and capacity prices. If there are changes indicating that the carrying value of such assets may not be recoverable, an undiscounted cash flows test is performed. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value. Factors that the Company analyzes in determining whether an impairment in its long-lived assets exists include: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent in which a long-lived asset is being used in its physical condition; legal proceedings or factors; significant business climate changes; accumulations of costs in significant excess of the amounts expected; a current-period operating or cash flow loss combined with a history of such events; and current expectations that more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. During fiscal years 2019 and 2018, there were no events or circumstances that indicated that the carrying value of long-lived assets or finite-lived intangibles were not recoverable.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized as interest expense on a basis which approximates the effective interest method over the term of the related debt. Debt issuance costs are presented as a direct deduction from the carrying amount of the related debt. See Note 9. Debt for the total unamortized debt issuance costs that are recorded as a reduction to long-term debt on the Consolidated Balance Sheets.

Sale-Leasebacks

NJNG utilizes sale-leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to renew the lease at the end of the term or repurchase the asset. Proceeds from sale-leaseback transactions are accounted for as financings and are included in long-term debt on the Consolidated Balance Sheets. During fiscal 2019 and 2018, NJNG received $9.9 million and $7.8 million, respectively, in connection with the sale-leaseback of its natural gas meters with terms ranging from seven to 11 years.

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

Clean Energy Ventures received $71.5 million and $32.9 million in proceeds related to the sale of commercial solar assets during fiscal 2018 and 2017. Clean Energy Ventures simultaneously entered into agreements to lease the assets back over six- to 15-year terms. The Company continues to operate the solar assets and is responsible for related expenses and entitled to retain the revenue generated from SRECs and energy sales. The ITCs and other tax benefits associated with these solar projects have been transferred to the buyer; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. Clean Energy Ventures did not enter into sale-leaseback arrangements during fiscal 2019 and therefore recognized the full ITC in income tax (benefit) provision on the Consolidated Statements of Operations when the assets were placed in service.

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

With respect to environmental liabilities and related costs, NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination. See Note 14. Commitments and Contingent Liabilities for more details.

Pension and Postemployment Plans

The Company has two noncontributory defined pension plans covering eligible employees, including officers. Benefits are based on each employee’s years of service and compensation. The Company’s funding policy is to contribute annually to these plans at least the minimum amount required under the Employee Retirement Income Security Act, as amended, and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed-income securities and short-term investments. The Company made no discretionary contributions to the pension plans in fiscal 2019, 2018 and 2017.

The Company also provides two primarily noncontributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. The Company contributed $7.9 million, $6.2 million and $6 million in aggregate to these plans in fiscal 2019, 2018 and 2017, respectively, which is recorded in postemployment employee benefit liability on the Consolidated Balance Sheets. See Note 11. Employee Benefit Plans, for a more detailed description of the Company’s pension and postemployment plans.

Asset Retirement Obligations

The Company recognizes ARO related to the costs associated with cutting and capping NJNG’s main and service gas distribution mains, which is required by New Jersey law when taking such gas distribution mains out of service. The Company also recognizes ARO associated with Clean Energy Ventures’ solar assets when there are decommissioning provisions in lease agreements that require removal of the asset at the end of the lease term.

ARO are initially recognized when the legal obligation to retire an asset has been incurred and a reasonable estimate of fair value can be made. The discounted fair value is recognized as an ARO liability with a corresponding amount capitalized as part of the carrying cost of the underlying asset. The obligation is subsequently accreted to the future value of the expected retirement cost and the corresponding asset retirement cost is depreciated over the life of the related asset. Accretion expense associated with Clean Energy Ventures’ ARO is recognized as a component of operations and maintenance expense on the Consolidated Statements of Operations. Accretion amounts associated with NJNG’s ARO are recognized as part of its depreciation expense and the corresponding regulatory asset and liability will be shown gross on the Consolidated Balance Sheets.

Estimating future removal costs requires management to make significant judgments because most of the removal obligations span long time frames and removal may be conditioned upon future events. Asset removal technologies are also constantly changing, which makes it difficult to estimate removal costs. Accordingly, inherent in the estimate of ARO are various assumptions including the ultimate settlement date, expected cash outflows, inflation rates, credit-adjusted risk-free rates and consideration of potential outcomes where settlement of the ARO can be conditioned upon events. In the latter case, the Company develops possible retirement scenarios and assigns probabilities based on management’s reasonable judgment and knowledge of industry practice. Accordingly, ARO are subject to change.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Accumulated Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income, net of related tax effects, as of September 30:

(Thousands)	Investments in Equity Securities	Adjustment to postemployment benefit obligation		Total
Balance at September 30, 2017	$11,044	$(14,300)		$(3,256)
Other comprehensive income, net of tax
Other comprehensive (loss) income, before reclassifications, net of tax of $6,973, $(125), $6,848	(19,245)	464		(18,781)
Amounts reclassified from accumulated other comprehensive income, net of tax of $(858), $(448), $(1,306)	11,647	1,056	(1)	12,703
Net current-period other comprehensive (loss) income, net of tax of $6,115, $(573), $5,542	(7,598)	1,520		(6,078)
Reclassifications of certain income tax effects to retained earnings (2)	—	(3,276)		(3,276)
Balance at September 30, 2018	$3,446	$(16,056)		$(12,610)
Other comprehensive income, net of tax
Other comprehensive (loss) income, before reclassifications, net of tax of $0, $6,557, $6,557	—	(16,978)		(16,978)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $(451), $(451)	—	1,247	(1)	1,247
Net current-period other comprehensive income, net of tax of $0, $6,106, $6,106	—	(15,731)		(15,731)
Reclassifications of certain income tax effects to retained earnings (3)	(3,446)	—		(3,446)
Balance at September 30, 2019	$—	$(31,787)		$(31,787)

(1)	Included in the computation of net periodic pension cost, a component of O&M expense on the Consolidated Statements of Operations. For more details, see Note 11. Employee Benefit Plans.

(2)
Due to the adoption of ASU No. 2018-02, an amendment to ASC 740, Income Taxes. See Note 2. Summary of Significant Accounting Policies - Recently Adopted Updates to the Accounting Standards Codification section for more details.

(3)
Due to the adoption of ASU No. 2016-01, an amendment to ASC 825, Financial Instruments. See Note 2. Summary of Significant Accounting Policies - Recently Adopted Updates to the Accounting Standards Codification section for more details.

Foreign Currency Transactions

The market area of Energy Services includes Canadian delivery points and as a result, Energy Services incurs certain natural gas commodity costs and demand fees denominated in Canadian dollars. Gains or losses that occur as a result of these foreign currency transactions are reported as a component of gas purchases on the Consolidated Statements of Operations. Gains and losses recognized for the fiscal years ended September 30, 2019, 2018 and 2017, are considered immaterial.

Reclassification

Certain prior period amounts related to restricted cash on the Consolidated Statements of Cash Flows and compensation costs on the Consolidated Statements of Operations have been reclassified to conform to the current period presentation due to the ASU adoptions listed below.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Company recorded a cumulative-effect adjustment of $3.8 million, $2.7 million net of deferred income taxes, to retained earnings at Home Services and Other during the first quarter of fiscal 2019. As of October 1, 2018, NJRHS recognizes contract revenue on a straight-line basis over the term of the contract. Previously, contract revenue was recognized over the term of the service contract based on expected demand for services. The Company elected the practical expedient to exclude from the transaction price all sales taxes that are assessed by a governmental authority and therefore presents sales tax on a net basis in operating revenues on the Consolidated Statements of Operations. Prior to adoption, operating revenue and energy taxes and other would have been $45.3 million higher for fiscal 2019, due to the Company's sales tax presentation. There was no additional impact on the Company’s financial position, results of operations or cash flows.

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

In November 2016, the FASB issued ASU No. 2016-18, an amendment to ASC 230, Statement of Cash Flows, which requires that any amounts that are deemed to be restricted cash or restricted cash-equivalents be included in cash and cash-equivalent balances on the cash flow statement and, therefore, transfers between cash and restricted cash accounts will no longer be recognized within the statement of cash flows. The Company adopted this guidance in the first quarter of fiscal 2019 and applied the new provisions on a retrospective basis, which did not materially impact its statement of cash flows. Accordingly, the following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the total amounts in the Consolidated Statements of Cash Flows as follows:

(Thousands)	September 30, 2019	September 30, 2018	September 30, 2017	September 30, 2016
Balance Sheet
Cash and cash equivalents	$2,676	$1,458	$2,226	$37,546
Restricted cash in other noncurrent assets	1,387	252	243	1,565
Statements of Cash Flow
Cash, cash equivalents and restricted cash in the statement of cash flows	$4,063	$1,710	$2,469	$39,111

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, an amendment to ASC 825, Financial Instruments, to address certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The standard affects investments in equity securities that do not result in consolidation and are not accounted for under the equity method and the presentation of certain fair value changes for financial liabilities measured at fair value. It also simplifies the impairment assessment of equity investments without a readily determinable fair value by requiring a qualitative assessment. The Company adopted this guidance in the first quarter of fiscal 2019 and applied the new provisions on a modified retrospective basis which resulted in the reclassification of $4.7 million, $3.4 million net of deferred income tax expense, to the opening balance of retained earnings from accumulated other comprehensive income related to investments in equity securities. Subsequent changes to the fair value of the Company’s investments in equity securities are recorded in other income, net in the Consolidated Statement of Operations.

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

Gains and Losses from the Derecognition of Nonfinancial Assets

In February 2017, the FASB issued ASU No. 2017-05, an amendment to ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which clarifies the scope and accounting related to the derecognition of nonfinancial assets, including partial sales and contributions of nonfinancial assets to a joint venture or other non-controlled investee. The Company adopted this guidance in the first quarter of fiscal 2019, concurrently with ASC 606, and applied the new provisions on a modified retrospective basis through a cumulative effect adjustment of $6.8 million, $5 million net of deferred income tax expense, to the opening balance of retained earnings related to a transfer of a nonfinancial asset that was previously recorded as a deferred gain on the Consolidated Balance Sheets.

Compensation - Retirement Benefits

In March 2017, the FASB issued ASU No. 2017-07, an amendment to ASC 715, Compensation - Retirement Benefits, which changes the presentation of net periodic benefit cost on the income statement by requiring companies to present all components of net periodic benefit cost, other than service cost, outside a subtotal of income from operations. The amendment also states that only the service cost component of net periodic benefits costs is eligible for capitalization, when applicable. The amendment establishes a practical expedient that permits entities to use their previously disclosed service and other costs in their pension and other postretirement benefit plan footnotes in the prior comparative periods as the estimation basis when applying the retrospective presentation of these costs in the income statement. The Company adopted this guidance in the first quarter of fiscal 2019, and applied the new provisions on a retrospective basis for income statement presentation, and is applying the new provisions on a prospective basis for changes to capitalization of costs. Accordingly, the following amounts on the Consolidated Statement of Operations for fiscal 2018 and 2017 have been adjusted:

(Thousands)	As Previously Reported	Effect of Change	As Adjusted
Fiscal 2018
Statements of Operations
Operation and maintenance	$266,919	$(3,806)	$263,113
Total operating expenses	$2,719,033	$(3,806)	$2,715,227
Operating income	$196,076	$3,806	$199,882
Other income (expense), net	$16,853	$(3,806)	$13,047
Fiscal 2017
Statements of Operations
Operation and maintenance	$226,356	$(4,180)	$222,176
Total operating expenses	$2,101,573	$(4,180)	$2,097,393
Operating income	$167,044	$4,180	$171,224
Other income (expense), net	$14,437	$(4,180)	$10,257

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Intangibles

In August 2018, the FASB issued ASU No. 2018-15, an amendment to ASC 350, Intangibles - Goodwill and Other, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company elected to early adopt this guidance in the second quarter of fiscal 2019, as the Company has begun work on key technology replacement and enhancement initiatives and will apply the new provisions on a prospective basis. There was no material impact to the Company's financial position, results of operations or cash flows upon adoption; however as work progresses on the Company's key technology initiatives there may be a material impact in the future.

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

In January 2018, the FASB issued ASU No. 2018-01, a further amendment to ASC 842, Leases, which was introduced by ASU No. 2016-02, as discussed above. This update provides an optional practical expedient that allows companies to not evaluate existing or expired land easements that were not previously accounted for under Topic 840 as leases. The Company adopted the new guidance on October 1, 2019 and elected this practical expedient. In July 2018, the FASB issued ASU No. 2018-11, which provides an optional transition method to ASC 842 that allows the Company to recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company transitioned to the new guidance on a modified retrospective basis and elected this transition method.

The Company’s other practical expedient elections include the package of practical expedients whereby the Company was not required to reassess all of its leases identified, lease classifications and initial direct costs associated with leases. The Company also elected to not separate non-lease components from lease components and elected to exclude short-term leases from the recognition requirements of ASC 842. The Company did not elect the portfolio approach for the application of the discount rate and therefore applies a discount rate individually to each lease in its population.

The Company completed the review of its contracts which involved identifying and evaluating its lease population. The Company’s operating leases primarily consist of office space, general office equipment and land leases related to solar assets. The Company expects to recognize right-of-use assets and liabilities totaling approximately $60 million to $70 million arising from current operating leases on its statement of financial position beginning October 1, 2019. This estimate does not include the expected right-of-use assets and lease liabilities that will be recorded in connection with the acquisition of Leaf River or Adelphia. The Company has no material arrangements as a lessor at this time. The Company does not expect the amendments to the standard to have an impact on its results of operations or cash flows.

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

In October 2018, the FASB issued ASU No. 2018-16, an amendment to ASC 815, Derivatives and Hedging, which permits the use of the Overnight Index Swap rate based on the Secured Overnight Financing Rate as an additional acceptable U.S. benchmark interest rate for hedge accounting purposes. The guidance is effective for the Company beginning October 1, 2019, with early adoption permitted. The Company does not currently apply hedge accounting to any of its risk management activities and thus does not expect the amendments to have any impact on its financial position, results of operations and cash flows upon adoption.

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

3. REVENUE

Revenue is recognized when a performance obligation is satisfied by transferring control of a product or service to a customer. Revenue is measured based on consideration specified in a contract with a customer using the output method of progress. The Company elected to apply the invoice practical expedient for recognizing revenue, whereby the amounts invoiced to customers represent the value to the customer and the Company’s performance completion as of the invoice date. Therefore we do not disclose related unsatisfied performance obligations. The Company also elected the practical expedient to exclude from the transaction price all sales taxes that are assessed by a governmental authority and therefore presents sales tax net in operating revenues on the Consolidated Statements of Operations.

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

Customers may elect to purchase the natural gas commodity from NJNG or may contract separately to purchase natural gas directly from third-party suppliers. As NJNG is acting as an agent on behalf of the third-party supplier, revenue is recorded for the delivery of natural gas to the customer.

Clean Energy Ventures	Commercial solar and wind electricity
Clean Energy Ventures operates wholly-owned solar projects that recognize revenue as electricity is generated and transferred to the customer. The performance obligation is to provide electricity to the customer in accordance with contract terms or the interconnection agreement and is satisfied upon transfer of electricity generated. All wind assets were sold as of February 7, 2019.

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
The performance obligation of Energy Services is to provide the customer transportation, storage and asset management services on an as-needed basis. Energy Services generates revenue through management fees, demand charges, reservation fees and transportation charges centered around the buying and selling of the natural gas commodity, representing one series of distinct performance obligations.

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

Revenue is recognized on a straight-line basis over the term of the contract and payment is due upon receipt of the invoice.

Revenue Recognized at a Point in Time:
Home Services and Other	Installations
Home Services installs appliances, including but not limited to, furnaces, air conditioning units, boilers and generators, for customers. The distinct performance obligation is the installation of the contracted appliance, which is satisfied at the point in time the item is installed.

The transaction price for each installation differs accordingly. Revenue is recognition at a point in time upon completion of the installation, which is when the customer is billed.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the fiscal year ended September 30, 2019 is as follows:

	Regulated	Unregulated
(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Home Services and Other	Total
Natural gas utility sales	$680,151	—	—	—	$680,151
Wholesale natural gas services	—	—	31,459	—	31,459
Service contracts	—	—	—	31,499	31,499
Installations and maintenance	—	—	—	19,403	19,403
Electricity sales	—	22,121	—	—	22,121
Eliminations(1)	—	—	—	(2,302)	(2,302)
Revenues from contracts with customers	680,151	22,121	31,459	48,600	782,331
Alternative revenue programs	10,364	—	—	—	10,364
Derivative Instruments	20,278	75,978	1,711,332	—	1,807,588
Eliminations(1)	—	—	(8,238)	—	(8,238)
Revenues out of scope	30,642	75,978	1,703,094	—	1,809,714
Total operating revenues	$710,793	98,099	1,734,553	48,600	$2,592,045

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the fiscal year ended September 30, 2019 is as follows:

	Regulated	Unregulated
(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Home Services and Other	Total
Residential	$440,787	9,003	—	47,655	$497,445
Commercial and industrial	171,357	13,118	31,459	945	216,879
Firm transportation	61,370	—	—	—	61,370
Interruptible and off-tariff	6,637	—	—	—	6,637
Revenues out of scope	30,642	75,978	1,703,094	—	1,809,714
Total operating revenues	$710,793	98,099	1,734,553	48,600	$2,592,045

Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Consolidated Balance Sheets during the fiscal year ended September 30, 2019 are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of October 1, 2018	$205,490	$7,199	$27,325
Decrease	(66,227)	(689)	(209)
Balance as of September 30, 2019	$139,263	$6,510	$27,116

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table provides information about receivables and revenue earned on contracts in progress in excess of billings, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Consolidated Balance Sheets as of September 30, 2019:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Home Services and Other	Total
Customer accounts receivable
Billed	$36,302	3,233	97,301	2,427	$139,263
Unbilled	6,510	—	—	—	6,510
Customers' credit balances and deposits	(27,114)	—	—	(2)	(27,116)
Total	$15,698	3,233	97,301	2,425	$118,657

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

NJNG’s recovery of costs is facilitated through its base rates, BGSS and other regulatory tariff riders. NJNG is required to make an annual filing to the BPU by June 1 of each year for review of its BGSS, CIP and other programs and related rates. Annual rate changes are requested to be effective at the beginning of the following fiscal year. The current base rates include a weighted average cost of capital of 6.9 percent and a return on common equity of 9.75 percent. In addition, NJNG is permitted to request approval of certain rate or program changes. All rate and program changes are subject to proper notification and BPU review and approval.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Regulatory assets and liabilities included on the Consolidated Balance Sheets as of September 30, are composed of the following:

(Thousands)	2019	2018
Regulatory assets-current
New Jersey Clean Energy Program	$15,468	$14,052
Underrecovered gas costs	9,506	4,137
Derivatives at fair value, net	4,526	108
Conservation Incentive Program	3,371	—
Total current regulatory assets	$32,871	$18,297
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$38,351	$33,017
Liability for future expenditures	131,080	130,800
Deferred income taxes	19,631	17,225
Derivatives at fair value, net	486	—
SAVEGREEN	10,201	8,636
Postemployment and other benefit costs	212,461	136,716
Deferred storm damage costs	8,687	10,858
Cost of removal	65,660	22,339
Other noncurrent regulatory assets	10,080	9,001
Total noncurrent regulatory assets	$496,637	$368,592
Regulatory liability-current
Conservation Incentive Program	$—	$6,994
Derivatives at fair value, net	—	1,191
Total current regulatory liabilities	$—	$8,185
Regulatory liabilities-noncurrent
Tax Act impact (1)	$200,417	$205,410
New Jersey Clean Energy Program	197	1,902
Derivatives at fair value, net	—	123
Other noncurrent regulatory liabilities	1,821	1,704
Total noncurrent regulatory liabilities	$202,435	$209,139

(1)	Reflects the re-measurement and subsequent amortization of NJNG's net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act.

Recovery of regulatory assets is subject to BPU approval, and therefore, if there are any changes in regulatory positions that indicate recovery is not probable, the related cost would be charged to income in the period of such determination.

On March 29, 2019, NJNG filed a base rate case with the BPU requesting a natural gas revenue increase of $128.2 million, including a change in the Company’s overall rate of return on rate base to 7.87 percent. NJNG is also seeking permission to request recovery for SRL in a future filing, upon completion of the project. On July 2, 2019, the Company filed an update with actual information through May 31, 2019, which reflected a revenue increase of $129.8 million. On September 30, 2019, the Company filed a second update with actual information through August 31, 2019 which reflected a revenue increase of $134.3 million.

On November 13, 2019, the BPU issued an order adopting a stipulation of settlement approving a $62.2 million increase to base rates. This increase is predicated on a overall rate of return on rate base of 6.95 percent. These rates will be effective on November 15, 2019.

New Jersey Clean Energy Program

The NJCEP is a statewide program that encourages energy efficiency and renewable energy. Funding amounts are determined by the BPU’s Office of Clean Energy and all New Jersey utilities are required to share in the annual funding obligation. The current NJCEP program is for the State of New Jersey’s fiscal year ending June 2020. NJNG recovers the costs associated with its portion of the NJCEP obligation through its NJCEP rider, with interest.

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

Conservation Incentive Program

The CIP permits NJNG to recover utility gross margin variations related to customer usage resulting from customer conservation efforts and mitigates the impact of weather on its margin. Such utility gross margin variations are recovered in the year following the end of the CIP usage year, without interest, and are subject to additional conditions, including an earnings test, a revenue test and an evaluation of BGSS-related savings. This program has no expiration date.

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

Postemployment and Other Benefit Costs

Postemployment and Other Benefit Costs represents NJNG’s underfunded postemployment benefit obligations, as well as a fiscal 2010 tax charge resulting from a change in the deductibility of federal subsidies associated with Medicare Part D, both of which are deferred as regulatory assets and are recoverable, without interest, in base rates. The BPU approved the recovery of the tax charge through NJNG’s base rates effective October 2016 over a seven-year amortization period. See Note 11. Employee Benefit Plans.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Cost of Removal

NJNG accrues and collects for cost of removal in base rates on its utility property, without interest. These costs are recorded in accumulated depreciation for regulatory reporting purposes, and actual costs of removal, without interest, will be recovered in subsequent rates, pursuant to the BPU order. Consistent with GAAP, amounts recorded within accumulated depreciation for regulatory accounting purposes are reclassified out of accumulated depreciation to either a regulatory asset or a regulatory liability depending on whether actual cost of removal is still subject to collection or amounts overcollected will be refunded back to customers. NJNG’s prior regulatory liability represented customer collections in excess of actual expenditures, which the Company returned to customers as a reduction to depreciation expense.

Other Regulatory Assets

Other regulatory assets consist primarily of deferred costs associated with certain components of NJNG’s SBC, as discussed further in the regulatory proceedings section, and NJNG’s compliance with federal- and state-mandated PIM provisions. NJNG’s related costs to maintain the operational integrity of its distribution and transmission main are recoverable, without interest, subject to BPU review and approval. As of September 30, 2019, NJNG recorded $2.5 million of PIM in other regulatory assets, which is being recovered through base rates over a seven-year amortization period effective October 2016.

The following is a description of certain regulatory proceedings during fiscal 2018 and 2019:

BGSS and CIP

BGSS rates are normally revised on an annual basis. In addition, to manage the fluctuations in wholesale natural gas costs, NJNG has the ability to make two interim filings during each fiscal year to increase residential and small commercial customer BGSS rates on a self-implementing and provisional basis. NJNG is also permitted to refund or credit back a portion of the commodity costs to customers at any time given five days’ notice when the natural gas commodity costs decrease in comparison to amounts projected or to amounts previously collected from customers. Concurrent with the annual BGSS filing, NJNG files for an annual review of its CIP. NJNG’s annual BGSS and CIP filings are summarized as follows:

•
2018 BGSS/CIP filing — In April 2019, the BPU approved NJNG’s annual petition on a final basis to maintain its BGSS rate for residential and small commercial customers and increase its balancing charge rate, resulting in a $10.3 million increase to the annual revenues credited to BGSS, as well as changes to the CIP rates, which will result in a $30.9 million annual recovery decrease effective October 2018.

•
On December 28, 2018, NJNG notified the BPU that it will increase the BGSS rate, effective February 1, 2019, resulting in an estimated $10.9 million increase to the revenues credited to BGSS from February through September 30, 2019.

•
2019 BGSS/CIP filing — On September 11, 2019, the BPU provisionally approved NJNG’s annual petition to modify its BGSS, balancing charge and CIP rates. The rate changes will result in a $17.6 million decrease to the annual revenues credited to BGSS and a $15.6 million annual increase related to its balancing charge, as well as changes to CIP rates, which will result in a $10.6 million annual recovery increase, effective October 1, 2019.

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

Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives, which are designed to encourage the installation of high efficiency heating and cooling equipment and other upgrades to promote energy efficiency to its residential and commercial customers while stimulating state and local economies through the creation of jobs. Depending on the specific initiative or approval, NJNG recovers costs associated with the programs over a three- to 10-year period through a tariff rider mechanism. As of September 30, 2019, the BPU approved total SAVEGREEN investments of approximately

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

$354.3 million, including $135 million that was approved in September 2018, for a continuation of existing EE programs and the implementation of new programs through December 2021. Since inception, $169.1 million in grants, rebates and loans have been provided to customers.

SAVEGREEN investments and costs are filed with the BPU on an annual basis. NJNG’s annual EE filings are summarized as follows:

•
2018 EE filing — On December 18, 2018, the BPU approved a decrease in NJNG's EE recovery rate reflecting actual costs incurred through September 30, 2018, which resulted in an annual recovery of approximately $8.8 million, effective January 1, 2019.

•	2019 EE filing — On October 25, 2019, the BPU approved an increase in NJNG's EE recovery rate, which will result in an annual recovery of approximately $11.3 million, effective November 1, 2019.

Societal Benefits Charge

The SBC is comprised of three primary riders that allow NJNG to recover costs associated with USF, which is a permanent statewide program for all natural gas and electric utilities for the benefit of income-eligible customers, MGP remediation and the NJCEP. NJNG has submitted the following filings to the BPU, which include a report of program expenditures incurred each program year:

•
2018 SBC filing — In September 2018, the BPU approved NJNG’s annual USF compliance filing to increase the statewide USF rate, which resulted in a $1 million annual increase, effective October 1, 2018. In March 2019, the BPU approved NJNG’s annual SBC application requesting recovery of remediation expenses incurred through June 30, 2018, an increase in the RAC of approximately $1.4 million annually, and an increase to the NJCEP factor, which resulted in an annual increase of approximately $1.9 million, effective April 1, 2019.

•
2019 SBC filing — On June 24, 2019, NJNG filed its annual USF compliance filing proposing an increase to the statewide USF rate, which will result in the annual recovery increasing by $1.2 million, effective October 1, 2019. On September 27, 2019, NJNG filed its annual SBC application requesting to recover remediation expenses including an increase in the RAC, of approximately $1.4 million annually and an increase to the NJCEP factor, which will result in an annual increase of approximately $3.3 million, to be effective April 1, 2020.

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

SAFE/NJ RISE

The SAFE program replaces portions of NJNG’s gas distribution unprotected steel, cast iron infrastructure and associated services to improve the safety and reliability of the gas distribution system. SAFE I was approved to invest up to $130 million, exclusive of AFUDC, over a four-year period. SAFE II was approved to invest up to $200 million, excluding AFUDC, over a five-year period. NJNG will recover approximately $157.5 million through annual rate filings, with the remainder recovered through subsequent rate cases. As a condition of approval of the program, NJNG was required to file a base rate case no later than November 2019 and satisfied this requirement with its March 29, 2019 base rate case filing.

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

On September 17, 2018, the BPU approved NJNG’s petition requesting a base rate increase of $6.8 million annually for the recovery of SAFE II and NJ RISE capital investment costs related to the 12 months ending June 30, 2018, effective October 1, 2018. On September 27, 2019, the BPU approved NJNG’s annual petition requesting a base rate increase of $7.8 million, effective October 1, 2019.

Southern Reliability Link

The SRL is an approximately 30-mile, 30-inch transmission main designed to support improved system reliability and integrity in the southern portion of NJNG’s service territory. All approvals required for the completion of the project have been received and construction began in December 2018.

Infrastructure Investment Program

On February 28, 2019, NJNG filed a petition with the BPU seeking authority to implement a five-year IIP. The IIP consists of two components, transmission and distribution investments and information technology replacement and enhancements. The total investment for the IIP is approximately $507 million. Upon approval from the BPU, investments will be recovered through annual filings to adjust base rates.

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

As a result of the changes associated with the Tax Act, NJNG recorded a decrease in its net deferred tax liability of $228.4 million, which included $164.3 million for the revaluation of its deferred income taxes and $64.1 million for the accounting of the income tax effects on the revaluation of those deferred income taxes. These amounts were recorded as a regulatory liability on the Consolidated Balance Sheets. On March 1, 2018, NJNG submitted its required filing to the BPU proposing a $19.7 million base rate reduction and customer refunds of approximately $31 million, which is inclusive of state sales tax and interest at the Company’s short-term debt rate as specified in the Company’s last base rate case. On March 26, 2018, the BPU approved, on an interim basis, the $19.7 million rate reduction, effective April 1, 2018. On May 22, 2018, the BPU approved final rates and customer refunds of the $31 million. These credits were returned to customer accounts in June 2018. As of September 30, 2019, the regulatory liability included excess deferred income taxes of $200.4 million, which requires amortization over the remaining life of the utility plant consistent with IRS normalization principles.

5. DERIVATIVE INSTRUMENTS

The Company is subject primarily to commodity price risk due to fluctuations in the market price of natural gas, SRECs and electricity. To manage this risk, the Company enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas, SRECs and electricity. In addition, the Company is exposed to foreign currency and interest rate risk and may utilize foreign currency derivatives to hedge Canadian dollar denominated gas purchases and/or sales and interest rate derivatives to reduce exposure to fluctuations in interest rates. All of these types of contracts are accounted for as derivatives. Accordingly, all of the financial and certain of the Company's physical derivative instruments are recorded at fair value on the Consolidated Balance Sheets. For a more detailed discussion of the Company’s fair value measurement policies and level disclosures associated with the Company’s derivative instruments, see Note 6. Fair Value.

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

Natural Gas Distribution

Changes in fair value of NJNG’s financial commodity derivatives are recorded as a component of regulatory assets or liabilities on the Consolidated Balance Sheets. The Company elects NPNS accounting treatment on all physical commodity contracts that NJNG entered into on or before December 31, 2015, and accounts for these contracts on an accrual basis. Accordingly, physical natural gas purchases are recognized in regulatory assets or liabilities on the Consolidated Balance Sheets when the contract settles and the natural gas is delivered. The average cost of natural gas is charged to expense in the current-period earnings based on the BGSS factor times the therm sales. Effective for contracts executed on or after January 1, 2016, NJNG no longer elects NPNS accounting treatment on all physical forward commodity contracts. However, since NPNS is a contract-by-contract election, where it makes sense to do so, NJNG can and may elect certain contracts to be normal. Because NJNG recovers these amounts through future BGSS rates as increases or decreases to the cost of natural gas in NJNG’s tariff for gas service, the changes in fair value of these contracts are deferred as a component of regulatory assets or liabilities on the Consolidated Balance Sheets.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Home Services and Other

On January 26, 2018, NJR entered into a variable-for-fixed interest rate swap on its $100 million variable rate term loan, which fixed the variable rate at 2.84 percent. The swap terminated on August 16, 2019, which coincided with the maturity of the debt. The change in the fair value and the settlement of the interest rate swap was recorded as a component of interest expense on the Consolidated Statements of Operations.

Fair Value of Derivatives

The following table reflects the fair value of the Company’s derivative assets and liabilities recognized on the Consolidated Balance Sheets as of September 30:

		Fair Value
		2019		2018
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$67	$245	$85	$192
Financial commodity contracts	Derivatives - current	382	570	94	—
Energy Services:
Physical commodity contracts	Derivatives - current	6,847	27,540	7,667	18,158
	Derivatives - noncurrent	1,710	12,641	3,930	11,316
Financial commodity contracts	Derivatives - current	17,806	29,057	19,169	28,176
	Derivatives - noncurrent	5,716	6,105	6,630	11,548
Foreign currency contracts	Derivatives - current	1	211	—	126
	Derivatives - noncurrent	—	75	—	118
Home Services and Other:
Interest rate contracts	Derivatives - current	—	—	381	—
Total fair value of derivatives		$32,529	$76,444	$37,956	$69,634

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

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of September 30, 2019:
Derivative assets:
Energy Services
Physical commodity contracts	$8,557	$(2,906)	$(200)	$5,451
Financial commodity contracts	23,522	(19,646)	—	3,876
Foreign currency contracts	1	(1)	—	—
Total Energy Services	$32,080	$(22,553)	$(200)	$9,327
Natural Gas Distribution
Physical commodity contracts	$67	$(9)	$—	$58
Financial commodity contracts	382	(382)	—	—
Total Natural Gas Distribution	$449	$(391)	$—	$58
Derivative liabilities:
Energy Services
Physical commodity contracts	$40,181	$(2,906)	$—	$37,275
Financial commodity contracts	35,162	(19,646)	(15,516)	—
Foreign currency contracts	286	(1)	—	285
Total Energy Services	$75,629	$(22,553)	$(15,516)	$37,560
Natural Gas Distribution
Physical commodity contracts	$245	$(9)	$—	$236
Financial commodity contracts	570	(382)	(188)	—
Total Natural Gas Distribution	$815	$(391)	$(188)	$236
As of September 30, 2018:
Derivative assets:
Energy Services
Physical commodity contracts	$11,597	$(3,944)	$(200)	$7,453
Financial commodity contracts	25,799	(18,775)	—	7,024
Total Energy Services	$37,396	$(22,719)	$(200)	$14,477
Natural Gas Distribution
Physical commodity contracts	$85	$(3)	$—	$82
Financial commodity contracts	94	—	(94)	—
Total Natural Gas Distribution	$179	$(3)	$(94)	$82
Home Services and Other
Interest rate contracts	$381	$—	$—	$381
Total Home Services and Other	$381	$—	$—	$381
Derivative liabilities:
Energy Services
Physical commodity contracts	$29,474	$(3,944)	$—	$25,530
Financial commodity contracts	39,724	(18,775)	(20,949)	—
Foreign currency contracts	244	—	—	244
Total Energy Services	$69,442	$(22,719)	$(20,949)	$25,774
Natural Gas Distribution
Physical commodity contracts	$192	$(3)	$—	$189
Total Natural Gas Distribution	$192	$(3)	$—	$189

(1)	Derivative assets and liabilities are presented on a gross basis on the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Includes transactions with NAESB netting election, transactions held by FCMs with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs, as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Energy Services utilizes financial derivatives to economically hedge the gross margin associated with the purchase of physical gas to be used for storage injection and its subsequent sale at a later date. The gains (losses) on the financial transactions that are economic hedges of the cost of the purchased gas are recognized prior to the gains (losses) on the physical transaction, which are recognized in earnings when the natural gas is delivered. Therefore, mismatches between the timing of the recognition of realized gains (losses) on the financial derivative instruments and gains (losses) associated with the actual sale of the natural gas that is being economically hedged, along with fair value changes in derivative instruments, creates volatility in the results of Energy Services, although the Company’s intended economic results relating to the entire transaction are unaffected.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations as of September 30:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated as hedging instruments:		2019	2018	2017
Energy Services:
Physical commodity contracts	Operating revenues	$(5,732)	$(9,311)	$8,912
Physical commodity contracts	Gas purchases	(521)	(197)	(27,461)
Financial commodity contracts	Gas purchases	(643)	(24,622)	26,563
Foreign currency contracts	Gas purchases	(283)	(379)	41
Home Services and Other:
Interest rate contracts	Interest expense	(233)	334	—
Total unrealized and realized (losses) gains		$(7,412)	$(34,175)	$8,055

NJNG’s derivative contracts are part of the Company’s risk management activities that relate to its natural gas purchases, BGSS incentive programs and debt financing. These transactions are entered into pursuant to regulatory approval. At settlement, the resulting gains and/or losses are payable to or recoverable from utility customers and are deferred in regulatory assets or liabilities resulting in no impact to earnings. The following table reflects the gains (losses) associated with NJNG’s derivative instruments as of September 30:

(Thousands)	2019	2018	2017
Natural Gas Distribution:
Physical commodity contracts	$5,926	$1,232	$(12,303)
Financial commodity contracts	(7,700)	1,844	5,595
Interest rate contracts	—	8,467	14,606
Total unrealized and realized (losses) gains	$(1,774)	$11,543	$7,898

NJNG and Energy Services had the following outstanding long (short) derivatives as of September 30:

		Volume (Bcf)
		2019	2018
Natural Gas Distribution	Futures	27.6	27.9
	Physical	11.6	23.1
Energy Services	Futures	(29.6)	(7.0)
	Physical	44.5	51.2

Not included in the previous table are Energy Services’ net notional amount of foreign currency transactions of approximately $6.2 million, the Company’s interest rate swap, as previously discussed, and 796,000 SRECs at Energy Services that were open as of September 30, 2019.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Broker Margin

Futures exchanges have contract-specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily marked-to-market relative to maintenance margin requirements. The Company maintains separate broker margin accounts for the Natural Gas Distribution and Energy Services segments. The balances as of September 30, by segment, are as follows:

(Thousands)	Balance Sheet Location	2019	2018
Natural Gas Distribution	Restricted broker margin accounts	$1,982	$2,038
Energy Services	Restricted broker margin accounts	$71,741	$51,681

Wholesale Credit Risk

NJNG, Energy Services and Clean Energy Ventures are exposed to credit risk as a result of their sales/wholesale marketing activities. As a result of the inherent volatility in the prices of natural gas commodities, derivatives, SRECs, electricity and RECs, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty fails to perform the obligations under its contract (e.g., fails to deliver or pay for natural gas, SRECs, electricity or RECs), then the Company could sustain a loss.

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

Internally-rated exposure applies to counterparties that are not rated by Fitch or Moody’s. In these cases, the counterparty’s or guarantor’s financial statements are reviewed, and similar methodologies and ratios used by Fitch and/or Moody’s are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts, plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received.

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of September 30, 2019. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$141,930
Noninvestment grade	17,997
Internally-rated investment grade	27,948
Internally-rated noninvestment grade	29,324
Total	$217,199

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company’s credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2019 and 2018, is approximately $186,000 and $124,000, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on September 30, 2019, the Company would be required to post no additional amounts. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on September 30, 2018, the Company would have been required to post an additional $33,000 to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

As of September 30, the estimated fair value of long-term debt at NJNG and NJR, including current maturities, excluding capital leases, debt issuance costs and solar asset financing obligations, is as follows (1):

(Thousands)	2019	2018
NJNG
Carrying value	$892,845	$672,045
Fair market value	$984,129	$669,162
NJR
Carrying value	$550,000	$500,000
Fair market value	$584,735	$488,889

(1)	See Note 9. Debt for a reconciliation to long-term and short-term debt.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate, for the maturity of the specific issue and the Company’s credit rating. As of September 30, 2019 and 2018, the Company disclosed its debt within Level 2 of the fair value hierarchy.

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

Level 1
Unadjusted quoted prices for identical assets or liabilities in active markets. The Company’s Level 1 assets and liabilities include exchange traded natural gas futures and options contracts, listed equities and money market funds. Exchange traded futures and options contracts include all energy contracts traded on the NYMEX, CME and ICE that the Company refers to internally as basis swaps, fixed swaps, futures and financial options that are cleared through a FCM.

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

The Company also has other financial assets that include listed equities, mutual funds and money market funds for which there are active exchange quotes available.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2019:
Assets
Physical commodity contracts	$—	$8,624	$—	$8,624
Financial commodity contracts	20,028	3,876	—	23,904
Financial commodity contracts - foreign exchange	—	1	—	1
Other (1)	1,706	—	—	1,706
Total assets at fair value	$21,734	$12,501	$—	$34,235
Liabilities
Physical commodity contracts	$—	$40,426	$—	$40,426
Financial commodity contracts	35,732	—	—	35,732
Financial commodity contracts - foreign exchange	—	286	—	286
Total liabilities at fair value	$35,732	$40,712	$—	$76,444
As of September 30, 2018:
Assets
Physical commodity contracts	$—	$11,682	$—	$11,682
Financial commodity contracts	18,868	7,025	—	25,893
Interest rate contract	—	381	—	381
Available for sale equity securities	32,917	—	—	32,917
Other (1)	1,217	—	—	1,217
Total assets at fair value	$53,002	$19,088	$—	$72,090
Liabilities
Physical commodity contracts	$—	$29,666	$—	$29,666
Financial commodity contracts	39,724	—	—	39,724
Financial commodity contracts - foreign exchange	—	244	—	244
Total liabilities at fair value	$39,724	$29,910	$—	$69,634

(1)	Includes money market funds.

See Note 5. Derivative Instruments for additional details.
7. INVESTMENTS IN EQUITY INVESTEES

As of September 30, the Company’s investments in equity method investees includes the following:

(Thousands)	2019	2018
Steckman Ridge (1)	$114,428	$117,001
PennEast	85,840	73,865
Total	$200,268	$190,866
(1)Includes loans with a total outstanding principal balance of $70.4 million for both fiscal 2019 and 2018, which accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

NJNG and Energy Services have entered into storage and park and loan agreements with Steckman Ridge. In addition, NJNG and Energy Services are each parties to a precedent capacity agreement with PennEast. See Note 16. Related Party Transactions for more information on these intercompany transactions.

The Company, through its subsidiary NJR Pipeline Company, is a 20 percent investor in PennEast, a partnership whose purpose is to construct and operate a 120-mile natural gas pipeline that will extend from northeast Pennsylvania to western New Jersey. PennEast received a Certificate of Public Convenience and Necessity for the project from FERC on January 19, 2018.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

On September 10, 2019, the United States Court of Appeals for the Third Circuit issued an order overturning the United States District Court for the District of New Jersey’s order granting PennEast condemnation and immediate access in accordance with the Natural Gas Act to certain properties in which New Jersey holds an interest. The Petition for Panel Rehearing or Rehearing En Banc filed with the United States Court of Appeals for the Third Circuit was denied on November 5, 2019.

On October 8, 2019, the NJDEP issued a letter indicating that it deemed PennEast’s freshwater wetlands permit application to be administratively incomplete and closed the matter without prejudice. On October 11, 2019, PennEast submitted a letter to the NJDEP objecting to its position that the freshwater wetlands permit application is administratively incomplete.

On November 14, 2019, PennEast announced that it will ask the Supreme Court of the United States to review the September 2019 decision by the United States Court of Appeals for the Third Circuit.

PennEast management remains committed to the pipeline project and is currently pursuing its appellate rights and development options to proceed with construction of the pipeline, the nature, timing and extent of which, including impacts to the timing, costs of construction and impacts to the in-service date, are in the process of being determined.

As a result of the recent adverse court rulings, the Company evaluated its investment for impairment and determined an impairment charge was not necessary. The Company estimated the fair value of its investment in PennEast using probability-weighted scenarios of discounted future cash flows. Management made significant estimates and assumptions related to development options and legal outcomes, construction costs, timing of capital investments and in-service dates, revenues and discount rates. Higher probabilities were assumed related to those scenarios where the project is completed. The discounted cash flow scenarios contemplated the impact of key assumptions of future court decisions and future management decisions and requires management to make significant estimates regarding the likelihood of various scenarios and assumptions. It is reasonably possible that future unfavorable developments, such as a reduced likelihood of success from development options and legal outcomes, estimated increases in construction costs, increases in the discount rate, or further significant delays, could result in an impairment of our equity method investment. Also, the use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge in the Consolidated Financial Statements.

8. EARNINGS PER SHARE

The following table presents the calculation of the Company’s basic and diluted earnings per share for the fiscal years ended September 30:

(Thousands, except per share amounts)	2019	2018	2017
Net income, as reported	$169,505	$233,436	$132,065
Basic earnings per share
Weighted average shares of common stock outstanding-basic	89,242	87,689	86,321
Basic earnings per common share	$1.90	$2.66	$1.53
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	89,242	87,689	86,321
Incremental shares (1)	374	626	823
Weighted average shares of common stock outstanding-diluted	89,616	88,315	87,144
Diluted earnings per common share (2)	$1.89	$2.64	$1.52

(1)	Incremental shares consist primarily of unvested stock awards and performance units.

(2)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for fiscal 2019, 2018 and 2017.

9. DEBT

NJNG and NJR finance working capital requirements and capital expenditures through the issuance of various long-term debt and other financing arrangements, including unsecured credit and private placement debt shelf facilities. Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Long-term Debt

The following table presents the long-term debt of the Company as of September 30:

(Thousands)			2019	2018
NJNG
First mortgage bonds:		Maturity date:
3.00%	Series OO	August 1, 2041	46,500	46,500
3.15%	Series PP	April 15, 2028	50,000	50,000
3.58%	Series QQ	March 13, 2024	70,000	70,000
4.61%	Series RR	March 13, 2044	55,000	55,000
2.82%	Series SS	April 15, 2025	50,000	50,000
3.66%	Series TT	April 15, 2045	100,000	100,000
3.63%	Series UU	June 21, 2046	125,000	125,000
4.01%	Series VV	May 11, 2048	125,000	125,000
3.50%	Series WW	April 1, 2042	10,300	—
3.38%	Series XX	April 1, 2038	10,500	—
2.45%	Series YY	April 1, 2059	15,000	—
3.76%	Series ZZ	July 17, 2049	100,000	—
3.86%	Series AAA	July 17, 2059	85,000	—
2.75%	Series BBB (formally MM)	August 1, 2039	9,545	9,545
3.00%	Series CCC (formally NN)	August 1, 2043	41,000	41,000
Capital lease obligation-buildings		June 1, 2021	5,637	8,749
Capital lease obligation-meters		Various dates	29,744	27,188
Less: Debt issuance costs			(9,027)	(6,515)
Less: Current maturities of long-term debt			(10,420)	(9,502)
Total NJNG long-term debt			908,779	691,965
NJR
3.25%	Unsecured senior notes	September 17, 2022	50,000	50,000
3.48%	Unsecured senior notes	November 7, 2024	100,000	100,000
3.20%	Unsecured senior notes	August 18, 2023	50,000	50,000
3.54%	Unsecured senior notes	August 18, 2026	100,000	100,000
3.96%	Unsecured senior notes	June 8, 2028	100,000	100,000
3.29%	Unsecured senior notes	July 17, 2029	150,000	—
Variable	Term loan	August 16, 2019	—	100,000
Less: Debt issuance costs			(2,004)	(1,136)
Less: Current maturities of long-term debt			—	(100,000)
Total NJR long-term debt			547,996	398,864
Clean Energy Ventures
Solar asset financing obligation		Various dates	91,401	103,923
Less: Current maturities of long-term debt			(10,999)	(14,133)
Total Clean Energy Ventures long-term debt			80,402	89,790
Total long-term debt			$1,537,177	$1,180,619

Annual long-term debt redemption requirements, excluding capital leases, debt issuance costs and solar asset financing obligations, as of September 30, are as follows:

(Thousands)	NJNG	NJR
2020	$—	$—
2021	$—	$—
2022	$—	$50,000
2023	$—	$50,000
2024	$70,000	$100,000
Thereafter	$822,845	$350,000

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

NJNG’s Mortgage Indenture no longer contains a restriction on NJNG’s ability to pay dividends. New Jersey Administrative Code 14:4-4.7 states that a public utility cannot issue dividends, without regulatory approval, if its equity to total capitalization ratio falls below 30 percent. As of September 30, 2019, NJNG’s equity to total capitalization ratio is 56.3 percent and has the ability to issue up to $1 billion of FMB under the terms of the Mortgage Indenture.

On April 18, 2019, NJNG completed the remarketing of three FMBs, in the amount of $35.8 million, with a weighted average interest rate of 3.02 percent. The bonds have maturity dates ranging from April 2038 to April 2059. The bonds were previously purchased in lieu of redemption and were being held by the Company.

On July 17, 2019, NJNG entered into a Note Purchase Agreement, under which NJNG issued $100 million of 3.76 percent senior notes due July 17, 2049 and $85 million of 3.86 percent senior notes due July 17, 2059. The senior notes are secured by an equal principal amount of NJNG's FMBs issued under NJNG's Mortgage Indenture.

On August 1, 2019, NJNG completed a remarketing of three existing variable rate FMBs, with a total principal amount of $97 million, which fixed the interest rates of the bonds. NJNG remarketed $46.5 million at 3.00 percent due August 1, 2041, $41 million at 3.00 percent due August 2043 and $9.5 million at 2.75 percent due August 1, 2039. EDA Bonds are special, limited obligations of the EDA payable solely from payments made by NJNG pursuant to a Loan Agreement and are secured by the pledge of $97 million principal amount of the FMB issued by the Company.

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

NJNG received $9.9 million, $7.8 million and $9.6 million for fiscal 2019, 2018 and 2017, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. During fiscal 2019, 2018 and 2017, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1.1 million, $2.2 million and $2.4 million, respectively. NJNG continues to evaluate this sale-leaseback program based on current market conditions.

Contractual commitments for capital lease payments, as of the fiscal years ended September 30, are as follows:

(Thousands)	Lease Payments
2020	$11,707
2021	6,603
2022	7,494
2023	3,995
2024	4,652
Thereafter	4,173
Subtotal	38,624
Less: Interest component	(3,243)
Total	$35,381

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJR

On July 17, 2019, NJR entered into a Note Purchase Agreement for $150 million of 3.29 percent senior notes due on July 17, 2029. NJR issued $50 million of these senior notes on July 17, 2019 and issued the remaining $100 million of these senior notes on August 15, 2019.

On January 26, 2018, NJR entered into a variable-for-fixed interest rate swap on its $100 million variable rate term loan, which fixed the variable rate at 2.84 percent. The swap terminated on August 16, 2019, which coincided with the maturity of the debt. NJR had no long-term variable-rate debt outstanding as of September 30, 2019.

Clean Energy Ventures

Clean Energy Ventures received proceeds of $71.5 million and $32.9 million in fiscal 2018 and 2017, respectively, in connection with the sale-leaseback of commercial solar assets. Clean Energy Ventures did not receive proceeds related to the sale-leaseback of commercial solar assets during fiscal 2019. Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of six to 15 years. These sale-leasebacks are treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from SREC and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from SRECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term.

Contractual commitments for solar sale-leaseback lease payments, as of the fiscal years ended September 30, are as follows:

(Thousands)	Lease Payments
2020	$7,830
2021	7,803
2022	7,802
2023	7,878
2024	7,359
Thereafter	30,945
Subtotal	69,617
Less: Interest component	(22,971)
Total	$46,646

Short-term Debt

A summary of NJR’s and NJNG’s short-term bank facilities as of September 30, are as follows:

(Thousands)	2019	2018
NJR
Bank revolving credit facilities: (1)	$425,000	$425,000
Notes outstanding at end of period	$25,450	$87,950
Weighted average interest rate at end of period	3.04%	3.07%
Amount available at end of period (2)	$394,800	$322,144
NJNG
Bank revolving credit facilities: (3)	$250,000	$250,000
Commercial paper outstanding at end of period	$—	$64,000
Weighted average interest rate at end of period	—%	2.18%
Amount available at end of period (4)	$249,269	$185,269

(1)	Committed credit facilities, which require commitment fees of .075 percent on the unused amounts.

(2)	Letters of credit outstanding total $4.8 million and $14.9 million as of September 30, 2019 and 2018, respectively, which reduces amount available by the same amount.

(3)	Committed credit facilities, which require commitment fees of .075 percent on the unused amounts.

(4)	Letters of credit outstanding total $731,000 as of September 30, 2019 and 2018, which reduces amount available by the same amount.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJR

On December 5, 2018, NJR entered into an Amended and Restated Credit Agreement governing a $425 million NJR Credit Facility. The NJR Credit Facility expires on December 5, 2023, subject to two mutual options for a one-year extension beyond that date. The NJR Credit Facility permits the borrowing of revolving loans and swingline loans, as well as the issuance of letters of credit. The NJR Credit Facility also includes an accordion feature, which would allow NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in minimum increments of $50 million increments up to a maximum of $250 million. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility. The credit facility is used primarily to finance its share repurchases, to satisfy Energy Services’ short-term liquidity needs and to finance, on an initial basis, unregulated investments.

On June 25, 2018, the $425 million NJR Credit Facility was amended to permit liens and the disposition of assets relating to sale-leaseback or other similar tax equity financing arrangements of meter assets or of solar facilities. These transactions are permissible so long as NJR is in compliance with certain covenants both before and after such incurrence, and if no event of default may be caused by such sale-leaseback or similar arrangement.

In December 2018, NJR entered into a four-month, $100 million revolving line of credit facility. This facility expired on April 18, 2019 and was not renewed. There were no amounts outstanding under this credit facility at expiration.

As of September 30, 2019, NJR had two letters of credit outstanding totaling $4.8 million on behalf of Energy Services. These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

Energy Services’ letters of credit are used for margin requirements for natural gas transactions, collateral and security deposit for retail gas sales and expire on dates ranging from December 2019 to September 2020.

Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

NJNG

On December 5, 2018, NJNG entered into an Amended and Restated Credit Agreement governing a $250 million, NJNG Credit Facility. The NJNG Credit Facility expires on December 5, 2023, subject to two mutual options for a one-year extension beyond that date. The NJNG Credit Facility permits the borrowing of revolving loans and swingline loans, as well as the issuance of letters of credit. The NJNG Credit Facility also includes an accordion feature, which would allow NJNG, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJNG Credit Facility in minimum increments of $50 million up to a maximum of $100 million.

As of September 30, 2019, NJNG has two letters of credit outstanding for $731,000. NJNG’s letters of credit are used as collateral for remediation projects and expire in August 2020. These letters of credit reduce the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparty and they will be renewed as necessary.

10. STOCK-BASED COMPENSATION

In January 2017, the NJR 2017 Stock Award and Incentive Plan replaced the NJR 2007 Stock Award and Incentive Plan. Shares have been issued in the form of performance shares, restricted stock, deferred retention stock and unrestricted common stock to non-employee directors. As of September 30, 2019, 3,291,481 shares remain available for future issuance.

The following table summarizes all stock-based compensation expense recognized during the following fiscal years:

(Thousands)	2019	2018	2017
Stock-based compensation expense:
Performance share awards	$5,804	$3,526	$2,614
Restricted and non-restricted stock	2,492	2,191	1,732
Deferred retention stock	1,500	7,128	1,461
Compensation expense included in operation and maintenance expense	9,796	12,845	5,807
Income tax benefit (1)	(2,848)	(3,734)	(2,372)
Total, net of tax	$6,948	$9,111	$3,435

(1)	Excludes additional tax benefit related to delivered shares of $1.3 million, $3 million and $1.3 million as of September 30, 2019, 2018 and 2017, respectively.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Performance Shares

In fiscal 2019, the Company granted to certain officers 36,392 performance shares, which are market condition awards that vest on September 30, 2021, subject to the Company meeting certain performance conditions. In fiscal 2019, the Company also granted to certain officers 63,870 performance shares, of which 33,844 vest on September 30, 2021 and 30,026 vest annually over a three-year period beginning on September 30, 2019, both of which are subject to the Company meeting certain performance conditions.

In fiscal 2018, the Company granted to certain officers 31,836 performance shares, which are market condition awards that vest on September 30, 2020, subject to the Company meeting certain performance conditions. In fiscal 2018, the Company also granted to certain officers 59,341 performance shares, of which 29,608 vest on September 30, 2020 and 29,733 vest annually over a three-year period beginning in September 30, 2018, both of which are subject to the Company meeting certain performance conditions.

In fiscal 2017, the Company granted to certain officers 44,576 performance shares, which are market condition awards that vested on September 30, 2019, subject to the Company meeting certain performance conditions. In fiscal 2017, the Company also granted to certain officers 51,931 performance shares, of which 25,806 vested in September 30, 2019 and 26,125 vest annually over a three-year period beginning in September 2017, both of which were subject to the Company meeting certain performance conditions. The vesting of these awards are shown in the table below.

There is approximately $2.4 million of deferred compensation related to unvested performance shares that is expected to be recognized over the weighted average period of 1.7 years.

The following table summarizes the performance share activity under the stock award and incentive plans for the past three fiscal years:

	Shares (1)	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2016	179,916	$27.47	—
Granted	96,507	$33.57	—
Vested (2)	(95,407)	$28.88	$4,179
Cancelled/forfeited	(24,429)	$29.14	—
Non-vested and outstanding at September 30, 2017	156,587	$30.12	—
Granted	91,177	$44.67	—
Vested (3)	(100,146)	$29.49	$4,714
Cancelled/forfeited	(2,442)	$31.45	—
Non-vested and outstanding at September 30, 2018	145,176	$39.67	—
Granted	100,262	$47.98	—
Vested (4)	(103,009)	$38.52	$4,622
Cancelled/forfeited	(11,920)	$44.34	—
Non-vested and outstanding at September 30, 2019	130,509	$46.53	—

(1)
The number of common shares issued related to certain performance shares may range from zero to 150 percent of the number of shares shown in the table above based on the Company’s achievement of performance goals.

(2)
As certified by the Company’s Leadership and Compensation Committee on November 14, 2017, the number of common shares related to performance shares earned was 108.44 percent, or 39,595 shares, the number of common shares earned related to NFE performance was 119 percent or 36,498 shares, and the number of common shares earned related to Performance Based Restricted Stock was 100 percent or 28,223 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100 percent.

(3)
As certified by the Company’s Leadership and Compensation Committee on November 13, 2018, the number of common shares earned related to TSR performance was 99 percent or 38,660 shares, the number of common shares earned related to NFE performance was 121 percent or 39,694 shares, and the number of common shares earned related to Performance Based Restricted Stock was 100 percent or 36,998 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100 percent.

(4)
As certified by the Company’s Leadership and Compensation Committee on November 12, 2019, the number of common shares earned related to TSR performance was 119 percent or 43,641 shares, the number of common shares earned related to NFE performance was 117 percent or 26,413 shares and the number of common shares earned related to Performance Based Restricted Stock was 100 percent or 24,468 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100 percent.

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

Restricted Stock

In fiscal 2019, the Company granted 29,222 shares of restricted stock that vest annually over a three-year period beginning October 15, 2019. In fiscal 2019, the Company also granted 6,062 shares of restricted stock that vest annually over a three-year period beginning April 2020. In fiscal 2018, the Company granted 27,949 shares of restricted stock that vest annually over a three-year period beginning in October 2018. In fiscal 2017, the Company granted 22,591 shares of restricted stock that vest annually over a three-year period beginning in October 2017. In fiscal 2017, the Company also granted 6,143 shares of restricted stock that vest annually over a three-year period beginning May 2018. There is approximately $943,000 of deferred compensation related to unvested restricted stock shares that is expected to be recognized over the weighted average period of 1.9 years.

The following table summarizes the restricted stock activity under the stock award and incentive plans for the past three fiscal years:

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2016	73,071	$29.09	—
Granted	28,734	$35.79	—
Vested	(38,752)	$28.92	$1,344
Cancelled/forfeited	(11,899)	$31.56	—
Non-vested and outstanding at September 30, 2017	51,154	$32.40	—
Granted	27,949	$45.00	—
Vested	(33,815)	$31.23	$1,438
Cancelled/forfeited	(1,120)	$33.54	—
Non-vested and outstanding at September 30, 2018	44,168	$41.24	—
Granted	35,284	$48.24	—
Vested	(20,748)	$39.26	$935
Cancelled/forfeited	(548)	$42.96	—
Non-vested and outstanding at September 30, 2019	58,156	$46.18	—

Deferred Retention Stock

Deferred retention stock awards are granted upon approval by the Board of Directors, which generally occurs subsequent to the fiscal year end. Deferred retention stock awards vest immediately when granted, with shares delivered at a future date in accordance with the terms of the underlying agreements. The expense for these awards is recognized in the fiscal year in which services are rendered.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the deferred retention stock award under the stock award and incentive plans for the past three fiscal years:

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Outstanding at September 30, 2016	662,479	$29.06	—
Granted/Vested	63,977	$35.64	—
Delivered	(53,878)	$23.11	$1,774
Outstanding at September 30, 2017	672,578	$29.54	—
Granted/Vested	24,167	$45.00	—
Delivered	(452,694)	$29.42	$19,581
Forfeited	(1,969)	$35.56
Outstanding at September 30, 2018	242,082	$32.99	—
Granted/Vested	167,407	$47.95	—
Delivered	(158,733)	$30.32	$7,145
Forfeited	(7,195)	$44.41	—
Outstanding at September 30, 2019	243,561	$44.67	—

Non-Employee Director Stock

Non-employee director compensation includes an annual January retainer that is awarded in stock. The shares vest immediately and are subsequently amortized to expense over a 12-month period. The following summarizes non-employee director share awards for the past three fiscal years:

	2019		2018	2017
Shares granted	26,165	(1)	26,524	27,972
Weighted average grant date fair value	$44.80		$39.85	$35.59

(1)	$311,000 of expense remains as of September 30, 2019, to be recognized through December 31, 2019.

11. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The Company has two trusteed, noncontributory defined benefit retirement plans covering eligible regular represented and non-represented employees with more than one year of service. Defined benefit plan benefits are based on years of service and average compensation during the highest 60 consecutive months of employment. The Company also provides postemployment medical and life insurance benefits to employees who meet certain eligibility requirements.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Company’s funding policy for its pension plans is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. In fiscal 2019 and 2018, the Company had no minimum funding requirements. The Company made no discretionary contributions to the pension plans in fiscal 2019 or 2018. The Company does not expect to be required to make additional contributions to fund the pension plans over the following two fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents.

There are no federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. The Company contributed $7.9 million and $6.2 million, in fiscal 2019 and 2018, respectively, and estimates that it will contribute between $5 million and $10 million over each of the next five years. Additional contributions may be required based on market conditions and changes to assumptions.

The following summarizes the changes in the funded status of the plans and the related liabilities recognized on the Consolidated Balance Sheets as of September 30:

	Pension (1)		OPEB
(Thousands)	2019	2018	2019	2018
Change in Benefit Obligation
Benefit obligation at beginning of year	$298,575	$297,835	$196,785	$175,090
Service cost	7,381	8,139	4,404	4,607
Interest cost	12,173	10,493	8,324	6,365
Plan participants’ contributions (2)	43	45	210	161
Special termination benefits (3)	—	3,730	—	490
Actuarial loss (gain)	52,549	(12,846)	54,700	15,145
Benefits paid, net of retiree subsidies received	(10,244)	(8,821)	(4,420)	(5,073)
Benefit obligation at end of year	$360,477	$298,575	$260,003	$196,785
Change in plan assets
Fair value of plan assets at beginning of year	$279,410	$271,743	$77,980	$71,534
Actual return on plan assets	19,194	16,306	2,499	5,284
Employer contributions	231	137	7,926	6,222
Benefits paid, net of plan participants’ contributions (2)	(10,201)	(8,776)	(4,479)	(5,060)
Fair value of plan assets at end of year	$288,634	$279,410	$83,926	$77,980
Funded status	$(71,843)	$(19,165)	$(176,077)	$(118,805)
Amounts recognized on Consolidated Balance Sheets
Postemployment employee (liability)
Current	$(603)	$(294)	$(800)	$(669)
Noncurrent	(71,240)	(18,871)	(175,277)	(118,136)
Total	$(71,843)	$(19,165)	$(176,077)	$(118,805)

(1)	Includes the Company’s PEP.

(2)	Prior to July 1, 1998, employees were eligible to elect an additional participant contribution to enhance their benefits and contributions made during the periods were insignificant.

(3)	Related to the voluntary early retirement program offered during fiscal 2018, as previously discussed.

The actuarial loss on the Company’s pension is primarily due to a decrease in the discount rate used to measure the obligation. The actuarial loss related to the OPEB plans is primarily due to a decrease in the discount rate used to measure the obligation and an increase in expected retiree healthcare claims. The Company recognizes a liability for its underfunded benefit plans as required by ASC 715, Compensation - Retirement Benefits. The Company records the offset to regulatory assets for the portion of liability relating to NJNG and to accumulated other comprehensive income for the portion of the liability related to its unregulated operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The following table summarizes the amounts recognized in regulatory assets and accumulated other comprehensive income as of September 30:

	Regulatory Assets		Accumulated Other Comprehensive Income (Loss)
	Pension	OPEB	Pension	OPEB
Balance at September 30, 2017	$78,605	$60,460	$19,415	$4,967
Amounts arising during the period:
Net actuarial (gain) loss	(6,090)	12,378	(3,422)	2,834
Amounts amortized to net periodic costs:
Net actuarial (loss)	(6,177)	(4,464)	(1,359)	(196)
Prior service (cost) credit	(105)	311	(1)	54
Balance at September 30, 2018	$66,233	$68,685	$14,633	$7,659
Amounts arising during the period:
Net actuarial loss	38,137	48,452	14,271	9,264
Amounts amortized to net periodic costs:
Net actuarial (loss)	(4,662)	(5,820)	(1,103)	(648)
Prior service (cost) credit	(102)	312	—	53
Balance at September 30, 2019	$99,606	$111,629	$27,801	$16,328

The amounts in regulatory assets and accumulated other comprehensive income not yet recognized as components of net periodic benefit cost as of September 30 are:

	Regulatory Assets				Accumulated Other Comprehensive Income (Loss)
	Pension		OPEB		Pension		OPEB
(Thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Net actuarial loss	$99,139	$65,664	$112,109	$69,477	$27,801	$14,633	$16,367	$7,750
Prior service cost (credit)	467	569	(480)	(792)	—	—	(39)	(91)
Total	$99,606	$66,233	$111,629	$68,685	$27,801	$14,633	$16,328	$7,659

To the extent the unrecognized amounts in accumulated other comprehensive income or regulatory assets exceed 10 percent of the greater of the benefit obligation or the fair value of plan assets, an amortized amount over the average expected future working lifetime of the active plan participants is recognized. Amounts included in regulatory assets and accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in fiscal 2020 are as follows:

	Regulatory Assets		Accumulated Other Comprehensive Income (Loss)
(Thousands)	Pension	OPEB	Pension	OPEB
Net actuarial loss	$8,470	$10,055	$2,514	$1,407
Prior service cost (credit)	102	(182)	—	(15)
Total	$8,572	$9,873	$2,514	$1,392

The accumulated benefit obligation for the pension plans, including the PEP, exceeded the fair value of plan assets. The projected benefit and accumulated benefit obligations and the fair value of plan assets as of September 30, are as follows:

	Pension
(Thousands)	2019	2018
Projected benefit obligation	$360,477	$298,575
Accumulated benefit obligation	$319,527	$263,279
Fair value of plan assets	$288,634	$279,410

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The components of the net periodic cost for pension benefits, including the Company’s PEP, and OPEB costs (principally health care and life insurance) for employees and covered dependents for fiscal years ended September 30, are as follows:

	Pension			OPEB
(Thousands)	2019	2018	2017	2019	2018	2017
Service cost	$7,381	$8,139	$8,347	$4,404	$4,607	$4,380
Interest cost	12,173	10,493	9,771	8,324	6,365	5,545
Expected return on plan assets	(19,054)	(19,639)	(19,313)	(5,515)	(5,352)	(4,767)
Recognized actuarial loss	5,765	7,537	8,827	6,466	4,660	4,370
Prior service cost (credit) amortization	102	106	111	(365)	(365)	(365)
Net periodic benefit cost	$6,367	$6,636	$7,743	$13,314	$9,915	$9,163
Special termination benefit	—	3,730	—	—	490	—
Net periodic benefit cost recognized as expense	$6,367	$10,366	$7,743	$13,314	$10,405	$9,163

Assumptions

The weighted average assumptions used to determine the Company’s benefit costs during the fiscal years below and obligations as of September 30, are as follows:

	Pension						OPEB
	2019		2018		2017		2019		2018		2017
Benefit costs:
Discount rate	4.36/4.35%	(1)	4.04/4.03%	(1)	3.96/3.94%	(1)	4.38/4.37%	(1)	4.12/4.08%	(1)	4.08/4.01%	(1)
Expected asset return	7.00%		7.50%		7.75%		7.00%		7.50%		7.75%
Compensation increase	3.25/3.50%	(1)	3.25/3.50%	(1)	3.25/3.50%	(1)	3.25/3.50	(1)	3.25/3.50%	(1)	3.25/3.50%	(1)
Obligations:
Discount rate	3.37/3.35%	(1)	4.36/4.35%	(1)	4.03%		3.48/3.44%	(1)	4.38/4.37%	(1)	4.12/4.08%	(1)
Compensation increase	3.00/3.50%	(1)	3.25/3.50%	(1)	3.25/3.50%	(1)	3.00/3.50%	(1)	3.25/3.50%	(1)	3.25/3.50%	(1)

(1)	Percentages for represented and nonrepresented plans, respectively.

When measuring its projected benefit obligations, the Company uses an aggregate discount rate at which its obligation could be effectively settled. The Company determines a single weighted average discount rate based on a yield curve comprised of rates of return on a population of high quality debt issuances (AA- or better) whose cash flows (via coupons or maturities) match the timing and amount of its expected future benefit payments. The Company measures its service and interest costs using a disaggregated, or spot rate, approach. The Company applies the duration-specific spot rates from the full yield curve, as of the measurement date, to each year’s future benefit payments, which aligns the timing of the plans’ separate future cash flows to the corresponding spot rates on the yield curve.

Information relating to the assumed HCCTR used to determine expected OPEB benefits as of September 30, and the effect of a 1 percent change in the rate, are as follows:

($ in thousands)	2019	2018	2017
HCCTR	7.6%	7.9%	8.3%
Ultimate HCCTR	4.5%	4.5%	4.5%
Year ultimate HCCTR reached	2026	2024	2025
Effect of a 1 percentage point increase in the HCCTR on:
Year-end benefit obligation	$49,061	$36,260	$32,019
Total service and interest cost	$2,923	$2,482	$2,468
Effect of a 1 percentage point decrease in the HCCTR on:
Year-end benefit obligation	$(38,747)	$(28,743)	$(25,466)
Total service and interest costs	$(2,250)	$(1,937)	$(1,909)

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

The mix and targeted allocation of the pension and OPEB plans’ assets are as follows:

	2020	Assets at
	Target	September 30,
Asset Allocation	Allocation	2019	2018
U.S. equity securities	34%	37%	41%
International equity securities	17	17	19
Fixed income	38	42	37
Other assets	11	4	3
Total	100%	100%	100%

The Company adopted the revised mortality assumptions published by the Society of Actuaries for its pension and other postemployment benefit obligations, which reflected increased life expectancies in the United States. The adoption of the new mortality projection scale, MP-2018, did not materially impact the projected benefit obligation for the plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following fiscal years:

(Thousands)	Pension	OPEB
2020	$12,234	$6,267
2021	$12,758	$6,804
2022	$13,585	$7,589
2023	$14,405	$8,249
2024	$15,210	$8,910
2025 - 2029	$90,726	$55,025

The Company’s OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D. Therefore, under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company qualifies for federal subsidies.

The following estimated subsidy payments are expected to be paid during the following fiscal years:

Estimated Subsidy
(Thousands)	Payment
2020	$261
2021	$286
2022	$314
2023	$350
2024	$387
2025 - 2029	$2,605

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Pension and OPEB assets held in the master trust, measured at fair value, as of September 30, are summarized as follows:

(Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total
As of September 30, 2019:	Pension		OPEB
Assets
Money market funds	$—	$—	$21	$21
Registered Investment Companies:
Equity Funds:
Large Cap Index	89,374	89,374	25,474	25,474
Extended Market Index	16,548	16,548	5,036	5,036
International Stock	49,929	49,929	14,564	14,564
Fixed Income Funds:
Emerging Markets	15,794	15,794	4,764	4,764
Core Fixed Income	—	—	10,570	10,570
Opportunistic Income	—	—	6,365	6,365
Ultra Short Duration	—	—	6,340	6,340
High Yield Bond Fund	24,328	24,328	7,350	7,350
Long Duration Fund	80,041	80,041	—	—
Total assets at in the fair value hierarchy	$276,014	276,014	$80,484	80,484
Investments measured at net asset value
Common collective trusts		12,620		3,442
Total assets at fair value		$288,634		$83,926

(Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total
As of September 30, 2018:	Pension		OPEB
Assets
Money market funds	$8,207	$8,207	$2,273	$2,273
Registered Investment Companies:
Equity Funds:
Large Cap Index	97,016	97,016	27,340	27,340
Extended Market Index	17,741	17,741	5,014	5,014
International Stock	53,516	53,516	14,874	14,874
Fixed Income Funds:
Emerging Markets	11,754	11,754	3,264	3,264
Core Fixed Income	—	—	7,970	7,970
Opportunistic Income	—	—	4,798	4,798
Ultra Short Duration	—	—	4,830	4,830
High Yield Bond Fund	25,720	25,720	7,236	7,236
Long Duration Fund	64,039	64,039	—	—
Total assets at in the fair value hierarchy	$277,993	277,993	$77,599	77,599
Investments measured at net asset value
Common collective trusts		1,417		381
Total assets at fair value		$279,410		$77,980

The Plan had no Level 2 or Level 3 fair value measurements during fiscal 2019 and 2018, and there have been no changes in valuation methodologies as of September 30, 2019. The Plan held assets that are valued using net asset value as a practical expedient, which are excluded from the fair value hierarchy.

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

Common collective trusts — The NAV for common collective trusts is provided by the trustee, and is used as a practical expedient to estimate fair value. The NAV is based on the value of the underlying assets owned by the fund less liabilities.

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

Defined Contribution Plan

The Company offers a Savings Plan to eligible employees. The Company matches 75 percent of participants’ contributions up to 6 percent of base compensation. Represented NJRHS employees, non-represented employees hired on or after October 1, 2009, and NJNG represented employees hired on or after January 1, 2012, are eligible for an employer special contribution of between 4 and 5 percent of base compensation, depending on years of service, into the Savings Plan on their behalf. The amount expensed and contributed for the matching provision of the Savings Plan was $3.9 million in fiscal 2019, $3.9 million in fiscal 2018 and $2.9 million in fiscal 2017. The amount contributed for the employer special contribution of the Savings Plan was $1.3 million in fiscal 2019, $959,000 in fiscal 2018 and $781,000 in fiscal 2017.

12. ASSET RETIREMENT OBLIGATIONS

The Company recognizes ARO when the legal obligation to retire an asset has been incurred and a reasonable estimate of fair value can be made. Accordingly, the Company recognizes ARO related to the costs associated with cutting and capping its main and service gas distribution pipelines of NJNG, which is required by New Jersey law when taking such gas distribution pipeline out of service. The Company also recognizes ARO related to Clean Energy Ventures’ solar assets when there are decommissioning provisions in Clean Energy Ventures’ lease agreements that require removal of the asset.

Accretion amounts associated with NJNG’s ARO are recognized as part of its depreciation expense and the corresponding regulatory asset and liability will be shown gross on the Consolidated Balance Sheets. Accretion amounts associated with Clean Energy Ventures’ ARO are recognized as a component of operations and maintenance expense on the Consolidated Statements of Operations.

The following is an analysis of the change in the Company’s ARO for the fiscal years ended September 30:

(Thousands)	2019		2018
	NJNG	NJRCEV	NJNG	NJRCEV
Balance at October 1	$25,640	$3,048	$24,825	$6,595
Accretion	1,427	150	1,366	198
Additions	135	904	1,880	517
Revisions in estimated cash flows	—	—	(2,133)	—
Retirements	(258)	—	(298)	—
Reclassification to held for sale or sold	—	—	—	(4,262)
Balance at period end	$26,944	$4,102	$25,640	$3,048

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Accretion for the next five years, for the fiscal years ended September 30, is estimated to be as follows:

Estimated
(Thousands)	Accretion
2020	$1,669
2021	1,745
2022	1,823
2023	1,908
2024	1,994
Total	$9,139

13. INCOME TAXES

The income tax (benefit) provision from operations for the fiscal years ended September 30, consists of the following:

(Thousands)	2019	2018	2017
Current:
Federal	$10,933	$(2,848)	$(16,023)
State	3,530	4,563	2,470
Deferred:
Federal	7,988	(40,785)	54,965
State	5,833	6,731	11,457
Investment/production tax credits, net	(66,035)	(21,446)	(34,526)
Income tax (benefit) provision	$(37,751)	$(53,785)	$18,343

As of September 30, the temporary differences, which give rise to deferred tax assets (liabilities), consist of the following:

(Thousands)	2019	2018
Deferred tax assets
Investment tax credits (1)	$156,153	$123,258
Federal net operating losses (2)	24,173	24,500
State net operating losses	25,302	34,754
Fair value of derivatives	9,673	8,411
Postemployment benefits	9,192	—
Incentive compensation	7,231	4,646
Amortization of intangibles	4,991	3,737
Conservation incentive plan	—	1,955
Other	3,105	8,213
Total deferred tax assets	$239,820	$209,474
Deferred tax liabilities
Property related items	$(379,673)	$(392,886)
Remediation costs	(10,720)	(9,229)
Equity investments	(21,730)	(31,956)
Underrecovered gas costs	(2,657)	(1,156)
Conservation incentive plan	(942)	—
Postemployment benefits	—	(353)
Other	(4,776)	(7,826)
Total deferred tax liabilities	$(420,498)	$(443,406)

Total net deferred tax liabilities	$(180,678)	$(233,932)

(1)
Includes $2 million and $2.2 million for NJNG for fiscal 2019 and 2018, respectively, which is being amortized over the life of the related assets, and $154.2 million and $121.1 million for Clean Energy Ventures for fiscal 2019 and 2018, respectively, which is ITC carryforward.

(2)	See discussion of federal net operating loss utilization in the Other Tax Items section of this note.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

A reconciliation of the U.S. federal statutory rate to the effective rate from operations for the fiscal years ended September 30, is as follows:

(Thousands)	2019	2018	2017
Statutory income tax expense	$27,668	$44,014	$52,643
Change resulting from:
Investment/production tax credits	(66,035)	(21,446)	(34,526)
Cost of removal of assets placed in service prior to 1981	(6,349)	(5,829)	(6,886)
AFUDC equity	(2,313)	(2,117)	(2,624)
State income taxes, net of federal benefit	7,707	7,092	8,222
Basis adjustment of solar assets due to ITC	6,500	1,080	4,256
Tax Act - utility excess deferred income taxes amortized (1)	(3,573)	(1,786)	—
Tax Act - nonutility excess deferred income taxes (1)	—	(59,627)	—
Tax Act - utility excess deferred income taxes refunded to customers (1)	—	(14,323)	—
Other	(1,356)	(843)	(2,742)
Income tax (benefit) provision	$(37,751)	$(53,785)	$18,343
Effective income tax rate (2) (3)	(28.7)%	(29.9)%	12.2%

(1)	For a more detailed description, see The Tax Act section of this note.

(2)	The U.S. federal statutory rate was 21 percent, 24.5 percent and 35 percent for fiscal 2019, 2018 and 2017, respectively.

(3)	The effective tax rate without the impact of the Tax Act would have been 12.4 percent for fiscal 2018.

The Company and one or more of its subsidiaries files or expects to file income and/or franchise tax returns in the U.S. Federal jurisdiction and in the states of Colorado, Connecticut, Delaware, Iowa, Kansas, Louisiana, Maryland, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Texas, Utah, Virginia and the City of New York. The Company neither files in, nor believes it has a filing requirement in, any foreign jurisdictions other than Canada. Due to certain available tax treaty benefits, the Company incurs no tax liability in Canada.

The Company’s federal income tax returns through fiscal 2014 have either been reviewed by the IRS, or the related statute of limitations has expired and all matters have been settled. Federal income tax returns for periods subsequent to fiscal 2014 are open to examination or are currently under examination by the IRS. For all periods subsequent to those ended September 30, 2015, the Company’s state income tax returns are statutorily open to examination in all applicable states with the exception of Colorado, New Jersey and Texas. In Colorado, New Jersey and Texas, all periods subsequent to September 30, 2014 are statutorily open to examination.

In May 2019, the Company received a favorable ruling from the IRS regarding a change to its tax method of accounting for the capitalization of certain costs associated with self-constructed property placed in service during fiscal years prior to September 30, 2015. The self-constructed property to which these costs relate is considered qualified energy property as defined under the Internal Revenue Code. As such, the Company is eligible to claim a 30 percent ITC on the increase in the depreciable cost basis of the property through the filing of an amended tax return in the year of change. As a result of the favorable IRS ruling, the Company recorded a benefit from income taxes of approximately $10 million from the additional ITC recognized, net of deferred taxes.

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. A tax benefit claimed, or expected to be claimed, on a tax return may be recognized if it is more likely than not that the position will be upheld upon examination by the applicable taxing authority. Interest and penalties related to unrecognized tax benefits, if any, are recognized within income tax expense and accrued interest, and penalties are recognized within other noncurrent liabilities on the Consolidated Balance Sheets.

As of September 30, 2019, the Company evaluated certain tax benefits that have been recorded in the financial statements and concluded that a portion of the tax benefits are uncertain at this time. As a result, the Company recorded a reserve that is included in accrued taxes on the Consolidated Balance Sheets. The tax benefits relate to fiscal tax years open to examination by the IRS and may be subject to subsequent adjustment. The reserve for uncertain tax benefits for the fiscal year ended September 30, is as follows:

(Thousands)	2019
Balance at October 1,	$—
Additions based on tax positions related to the current fiscal period	4,930
Balance at period end	$4,930

During fiscal 2018, there were no reserves associated with uncertain tax positions.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Other Tax Items

As of September 30, 2019 and 2018, the Company has federal income tax net operating losses of approximately $134 million and $136.8 million, respectively. Federal net operating losses can generally can be carried back two years and forward 20 years and will begin to expire in fiscal 2036, with the remainder expiring by 2038. The Company expects to exercise its ability to carryback federal net operating losses to offset taxable income in prior periods.

For the net operating losses it expects to carryback, the Company estimated the portion considered refundable and recorded receivables of approximately $22.8 million and $23 million as of September 30, 2019 and 2018, respectively, as a component of other noncurrent assets on the Consolidated Balance Sheets. Upon filing amended federal income tax returns to carryback its remaining federal net operating losses totaling $24.2 million, the Company will reduce its taxable income in those periods and recapture federal investment tax credits of the same amount that were previously utilized to offset taxable income.

In addition, as of September 30, 2019 and 2018, the Company has an ITC/PTC carryforward of approximately $154.2 million and $121.1 million, respectively, which each have a life of 20 years. When the Company carries back the federal net operating losses noted above, it expects to recapture investment tax credits totaling $24.1 million. These recaptured tax credits are in addition to the $154.2 million and will be carried forward to offset future taxable income. The Company expects to utilize this entire carryforward, which would begin to expire in fiscal 2034.

As of September 30, 2019 and 2018, the Company has state income tax net operating losses of approximately $340.2 million and $578.8 million, respectively. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred; these state carry-forward periods range from seven to 20 years and would begin to expire in fiscal 2021, with the majority expiring after 2035. The Company expects to utilize this entire carryforward, other than as described below.

On February 7, 2019, Clean Energy Ventures finalized the sale of its remaining wind assets. As a result of the sale, it is more likely than not that certain state net operating loss carryforwards will not be realizable prior to their expiration. As of September 30, 2019, the Company had a valuation allowance of $4 million related to state net operating loss carryforwards in Montana, Iowa, Kansas and Pennsylvania as of September 30, 2019 and 2018. This is included as a component of other within the composition of deferred tax assets.

The Consolidated Appropriations Act extended the 30 percent ITC for solar property that is under construction on or before December 31, 2019. Projects placed in service after December 31, 2019, may also qualify for a 30 percent federal ITC if five percent or more of the total costs of a solar property are incurred before the end of the applicable year and there are continuous efforts to advance towards completion of the project, based on the IRS guidance around ITC safe harbor determination. The credit will decline to 26 percent for property under construction during 2020, and to 22 percent for property under construction during 2021. For any property that is under construction before 2022, but not placed in service before 2024, the ITC will be reduced to 10 percent.

The Tax Act

On December 22, 2017, the President signed into law the Tax Act. The law made several changes to the Internal Revenue Code of 1986, as amended, the most impactful to the Company of which was a reduction in the federal corporate income tax rate from 35 percent to 21 percent that became effective January 1, 2018. Since the Company's fiscal year end is September 30, it is required by the Internal Revenue Code to calculate a statutory rate based upon the federal tax rates in effect before and after the effective date of the change in the taxable year that includes the effective date. Accordingly, the Company applied a federal statutory tax rate of 24.5 percent during fiscal 2018 and as of October 1, 2018, used the enacted rate of 21 percent. As a result of the changes associated with the Tax Act during fiscal 2018, the Company recognized a tax benefit of $59.6 million.

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

During fiscal 2018, NJNG credited approximately $17 million to income tax (benefit) provision on the Consolidated Statements of Operations, which includes $14.3 million attributable to the remeasurement of deferred income taxes, $1.8 million for the amortization of excess deferred income taxes primarily related to timing differences associated with utility plant depreciation and $880,000 related to the revaluation of deferred income taxes not included in base rates. As of September 30, 2019, the regulatory

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

liability included excess deferred income taxes of $200.4 million, which requires amortization over the remaining life of the utility plant consistent with IRS normalization principles.

14. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through September 2035, for the supply, storage and transportation of natural gas. These contracts include annual fixed charges of approximately $129.3 million at current contract rates and volumes, which are recoverable through BGSS.

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

Commitments as of September 30, 2019, for natural gas purchases and future demand fees for the next five fiscal year periods, are as follows:

(Thousands)	2020	2021	2022	2023	2024	Thereafter
Energy Services:
Natural gas purchases	$266,931	$18,809	$—	$—	$—	$—
Storage demand fees	26,043	15,247	11,378	6,804	1,650	935
Pipeline demand fees	78,194	65,875	52,492	28,933	12,963	8,853
Sub-total Energy Services	$371,168	$99,931	$63,870	$35,737	$14,613	$9,788
NJNG:
Natural gas purchases	$20,616	$30,884	$31,775	$33,060	$34,652	$35,748
Storage demand fees	33,938	24,443	16,101	9,442	2,876	5,559
Pipeline demand fees	95,318	107,811	93,925	88,145	64,561	552,407
Sub-total NJNG	$149,872	$163,138	$141,801	$130,647	$102,089	$593,714
Total	$521,040	$263,069	$205,671	$166,384	$116,702	$603,502

As of September 30, 2019, the Company’s future minimum lease payments under various operating leases will not be more than $4.7 million annually for the next five years and $54.4 million in the aggregate for all years thereafter.

Guarantees

As of September 30, 2019, there were NJR guarantees covering approximately $339 million of Energy Services’ natural gas purchases and demand fee commitments not yet reflected in accounts payable on the Consolidated Balance Sheets.

Legal Proceedings

Manufactured Gas Plant Remediation

NJNG is responsible for the remedial cleanup of certain former MGP sites, dating back to gas operations in the late 1800s and early 1900s, which contain contaminated residues from former gas manufacturing operations. NJNG is currently involved in administrative proceedings with the NJDEP, and participating in various studies and investigations by outside consultants, to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted, under NJDEP regulations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, and Freehold, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites. At the MGP site in Freehold, New Jersey, as we have not yet completed the remedial investigation of the site, the total amount of potential costs of all remedial actions cannot be reasonably estimated at this time.

As of September 30, 2019, the estimated total future expenditures will range from approximately $115.9 million to $186.2 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $131.1 million on the Consolidated Balance Sheets, based on the most likely amount.

On September 27, 2019, NJNG filed its annual SBC application requesting to recover remediation expenses including an increase in the RAC of approximately $1.4 million annually, to be effective April 1, 2020. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if there were former MGP operations active at the location. The costs associated with preliminary assessment activities are considered immaterial for fiscal 2019 and are included as a component of NJNG’s annual SBC application to recover remediation expenses. NJNG will continue to gather information to further refine and enhance its estimate of potential costs for this site as it becomes available.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. On March 29, 2019, the BPU approved NJNG's annual SBC filing requesting an increase in the RAC, which increased the annual recovery from $7.1 million to $8.5 million, effective April 1, 2019. As of September 30, 2019, $38.4 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

Stafford Township

In February 2015, a natural gas fire and explosion occurred in Stafford Township, New Jersey as a result of a natural gas leak emanating from an underground pipe. There were no fatalities, although several employees of NJNG were injured and several homes were damaged. NJNG notified its insurance carrier and believes that any costs associated with the incident, including attorneys’ fees, property damage and other losses, will be substantially covered by insurance. As of September 30, 2019, all non-subrogated property damage claims and all of the personal injury claims asserted against the Company and co-defendants as well as all cross-claims have been settled and did not have a material impact on the Company's financial position or results from operations.

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

Information related to the Company’s various reporting segments and other operations is detailed below:

(Thousands)
Fiscal Years Ended September 30,	2019	2018	2017
Operating revenues
Natural Gas Distribution
External customers	$710,793	$731,865	$695,637
Clean Energy Ventures
External customers	98,099	71,375	64,394
Energy Services
External customers (1)	1,734,553	2,064,477	1,462,365
Intercompany	8,238	48,327	316
Subtotal	2,551,683	2,916,044	2,222,712
Home Services and Other
External customers	48,600	47,392	46,221
Intercompany	2,302	2,665	3,370
Eliminations	(10,540)	(50,992)	(3,686)
Total	$2,592,045	$2,915,109	$2,268,617
Depreciation and amortization
Natural Gas Distribution	$57,980	$53,208	$49,347
Clean Energy Ventures	32,997	31,877	31,834
Energy Services (2)	118	76	63
Midstream	6	6	6
Subtotal	91,101	85,167	81,250
Home Services and Other	914	780	798
Eliminations	(285)	(246)	(207)
Total	$91,730	$85,701	$81,841
Interest income (3)
Natural Gas Distribution	$994	$614	$555
Energy Services	78	240	6
Midstream	4,000	3,374	2,195
Subtotal	5,072	4,228	2,756
Home Services and Other	1,942	1,476	590
Eliminations	(5,391)	(5,090)	(1,312)
Total	$1,623	$614	$2,034

(1)	Includes sales to Canada for the Energy Services segment, which are immaterial.

(2)	The amortization of acquired wholesale energy contracts is excluded above and is included in gas purchases - nonutility on the Consolidated Statements of Operations.

(3)	Included in other income, net on the Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

(Thousands)
Fiscal Years Ended September 30,	2019	2018	2017
Interest expense, net of capitalized interest
Natural Gas Distribution	$26,134	$25,299	$25,818
Clean Energy Ventures	14,846	18,320	16,263
Energy Services	5,205	3,945	2,747
Midstream	2,185	1,667	960
Subtotal	48,370	49,231	45,788
Home Services and Other	1,535	7	410
Eliminations	(2,823)	(2,952)	(1,312)
Total	$47,082	$46,286	$44,886
Income tax provision (benefit)
Natural Gas Distribution	$9,434	$(1,910)	$43,485
Clean Energy Ventures	(48,921)	(79,932)	(31,161)
Energy Services	(1,573)	24,996	(4,015)
Midstream	2,254	(8,548)	5,820
Subtotal	(38,806)	(65,394)	14,129
Home Services and Other	1,428	11,944	3,857
Eliminations	(373)	(335)	357
Total	$(37,751)	$(53,785)	$18,343
Equity in earnings of affiliates
Midstream	$15,832	$16,165	$17,797
Eliminations	(2,204)	(3,157)	(3,984)
Total	$13,628	$13,008	$13,813
Net financial earnings (loss)
Natural Gas Distribution	$78,062	$84,048	$86,930
Clean Energy Ventures	77,473	75,849	24,873
Energy Services	2,918	60,378	18,554
Midstream	14,689	24,367	12,857
Subtotal	173,142	244,642	143,214
Home Services and Other	1,911	(3,829)	6,811
Eliminations	(93)	(327)	(633)
Total	$174,960	$240,486	$149,392
Capital expenditures
Natural Gas Distribution	$340,226	$254,523	$176,249
Clean Energy Ventures	157,828	123,421	149,400
Midstream	20,616	5,431	—
Subtotal	518,670	383,375	325,649
Home Services and Other	2,484	1,213	2,434
Total	$521,154	$384,588	$328,083
Investments in equity investees
Midstream	$4,102	$16,151	$27,070
Total	$4,102	$16,151	$27,070

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company’s reporting segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

(Thousands)	2019	2018	2017
Consolidated net financial earnings	$174,960	$240,486	$149,392
Less:
Unrealized loss (gain) on derivative instruments and related transactions	2,881	26,770	(11,241)
Tax effect	(711)	(4,512)	4,062
Effects of economic hedging related to natural gas inventory	4,309	(22,570)	38,470
Tax effect	(1,024)	7,362	(13,964)
Consolidated net income	$169,505	$233,436	$132,065

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

The Company’s assets for the various reporting segments and business operations are detailed below:

(Thousands)	2019	2018	2017
Assets at end of period:
Natural Gas Distribution	$3,064,309	$2,663,054	$2,519,578
Clean Energy Ventures (1)	864,323	865,018	771,340
Energy Services	290,847	396,852	398,277
Midstream	240,955	242,069	232,806
Subtotal	4,460,434	4,166,993	3,922,001
Home Services and Other	104,411	114,732	114,801
Intercompany assets (2)	(191,860)	(138,061)	(108,295)
Total	$4,372,985	$4,143,664	$3,928,507

(1)	Includes assets held for sale of $206.9 million for September 30, 2018.

(2)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

16. RELATED PARTY TRANSACTIONS

Effective April 1, 2010, NJNG entered into a 10-year agreement for 3 Bcf of firm storage capacity with Steckman Ridge. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG’s BGSS mechanism and are included in regulatory assets.

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of September 30, 2019, Energy Services has entered into transactions with Steckman Ridge for varying terms, all of which expire by October 31, 2020.

NJNG has entered into a 15-year transportation precedent agreement for committed capacity of 180,000 Dths per day and NJRES entered into a 5-year, 50,000 Dths per day transportation precedent agreement with PennEast, both to commence when PennEast is placed in service.

Demand fees, net of eliminations, associated with Steckman Ridge during the fiscal years ended September 30, are as follows:

(Thousands)	2019	2018	2017
Natural Gas Distribution	$5,814	$5,730	$5,590
Energy Services	2,134	2,775	2,750
Total	$7,948	$8,505	$8,340

The following table summarizes demand fees payable to Steckman Ridge as of September 30:

(Thousands)	2019	2018
Natural Gas Distribution	$775	$775
Energy Services	15	375
Total	$790	$1,150

NJNG and Energy Services have entered into various asset management agreements, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. NJNG retains the right to purchase market-priced gas or fixed-price storage gas from Energy Services. As of September 30, 2019, NJNG and Energy Services had four asset management agreements with expiration dates ranging from March 31, 2020 through October 31, 2021.

17. ACQUISITIONS AND DISPOSITIONS

Acquisitions

Adelphia

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

Dispositions

Clean Energy Ventures

On June 1, 2018, Clean Energy Ventures completed the sale of its membership interest in its 9.7 MW wind farm in Two Dot, Montana to NorthWestern Energy for a total purchase price of $18.5 million. The transaction generated a pre-tax gain of approximately $951,000 which is recognized as a reduction to O&M on the Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

On February 7, 2019, Clean Energy Ventures finalized the sale of its remaining wind assets to a subsidiary of Skyline Renewables LLC for a total purchase price of $208.6 million. The transaction generated a pre-tax gain of $645,000, which was recognized as a reduction to O&M expense on the Consolidated Statements of Operations.

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

18. SUBSEQUENT EVENTS

Leaf River

On October 11, 2019, NJR Pipeline Company, an indirect wholly owned subsidiary of NJR, acquired 100 percent of the issued and outstanding limited liability company interests of Leaf River Energy Center LLC for $367.5 million. The purchase price is subject to certain contractual conditions, including customary purchase price adjustments related to the amount of net working capital and transaction expenses. Leaf River Energy Center LLC owns and operates a 32.2 million Dth salt dome natural gas facility, located in southeastern Mississippi.

The Company evaluated the acquisition under the guidance of ASU 2017-01, Clarifying the Definition of a Business and concluded that the acquisition did not meet the definition of a business. Accordingly, the purchase will be accounted for as an asset acquisition as almost all of the relative fair value relates to the storage assets acquired.

Bridge Facility

On October 9, 2019, NJR entered into a $350 million Bridge Facility, which was used primarily to finance the Leaf River acquisition. The Bridge Facility accrues interest at the LIBOR rate for a 1-month interest period plus 0.875 percent during the first 180 days, and 1.075 percent, after 180 days, which is dependent on the credit rating of NJNG from Fitch and Moody’s. The occurrence of an event of default under the Bridge Facility could result in all loans and other obligations of NJR becoming immediately due and payable and the Bridge Facility being terminated. Loans under the Bridge Facility are required to be prepaid to the extent of new cash proceeds received upon the issuance of equity of NJR, the incurrence of indebtedness by NJR or its subsidiaries, the disposition of assets by NJR or its subsidiaries or other specified events, in each case subject to certain exceptions set forth in the Bridge Facility.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of financial data for each quarter of fiscal 2019 and 2018 follows. Due to the seasonal nature of the Company’s businesses, quarterly amounts vary significantly during the fiscal year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results of the interim periods.

	First	Second	Third	Fourth
(Thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2019
Operating revenues	$811,767	$866,255	$434,942	$479,081
Operating income (loss)	$88,743	$77,001	$(4,019)	$(7,790)
Net income (loss)	$86,248	$73,573	$(8,402)	$18,086
Earnings (loss) per share (1)
Basic	$0.97	$0.83	$(0.09)	$0.20
Diluted	$0.97	$0.82	$(0.09)	$0.20
2018
Operating revenues	$705,305	$1,019,043	$543,435	$647,326
Operating income (loss) (2)	$76,196	$178,744	$(36,715)	$(18,343)
Net income (loss)	$123,699	$140,266	$(14,274)	$(16,255)
Earnings (loss) per share (1)
Basic	$1.42	$1.60	$(0.16)	$(0.18)
Diluted	$1.42	$1.59	$(0.16)	$(0.18)

(1)	The sum of quarterly amounts may not equal the annual amounts due to rounding.

(2)
Quarterly amounts have been reclassified to conform to the current period presentation due to the adoption of ASU No. 2017-07, an amendment to ASC 715, Compensation - Retirement Benefits. See Note 2. Summary of Significant Accounting Policies.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

New Jersey Resources Corporation
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, including information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee Financial Expert, compliance with Section 16(a) of the Exchange Act and shareowner proposals, is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of Shareowners, which will be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2019. The information regarding executive officers is included in this report as Item 1 under the caption Information About our Executive Officers and incorporated herein by reference.

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

New Jersey Resources Corporation
Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

All Financial Statements of the Registrant are filed as part of this report and included in Item 8 of Part II of this Form 10-K.

(a) 2. Financial Statement Schedules-See Index to Financial Statement Schedules in Item 8.

(a) 3. Exhibits-See Exhibit Index on page	134.

New Jersey Resources Corporation
Part IV

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II - Valuation and qualifying accounts and reserves for each of the three years in the period ended September 30, 2019	133

Schedules other than those listed above are omitted because they are either not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

New Jersey Resources Corporation
Part IV

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2019, 2018 and 2017

(Thousands)		ADDITIONS
CLASSIFICATION	BEGINNING BALANCE	CHARGED TO EXPENSE	OTHER (1)	ENDING BALANCE
2019
Allowance for doubtful accounts	$5,704	2,387	(1,943)	$6,148
2018
Allowance for doubtful accounts	$5,181	2,579	(2,056)	$5,704
2017
Allowance for doubtful accounts	$4,865	2,023	(1,707)	$5,181

(1)	Uncollectible accounts written off, less recoveries and adjustments.

New Jersey Resources Corporation
Part IV

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1
Purchase and Sale Agreement, dated as of October 27, 2017, by and between Talen Generation, LLC, and Adelphia Gateway, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, as filed on November 2, 2017)

2.2
Membership Interest Purchase Agreement, between NJR Clean Energy Ventures II Corporation and SRIV Partnership, LLC, dated as of November 21, 2018 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, as filed on November 21, 2018)

2.3
Membership Interest Purchase Agreement, dated September 3, 2019, by and between Leaf River Energy Holdings, LLC and NJR Pipeline Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, as filed on September 5, 2019)

3.1
Restated Certificate of Incorporation of New Jersey Resources Corporation, as amended through March 3, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed on January 23, 2014, and Exhibit 3.1 to the Current Report on Form 8-K, as filed on March 3, 2015)

3.2	Bylaws of New Jersey Resources Corporation, as amended through July 9, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed on July 12, 2019)

4.1+	Description of Common Stock

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended September 30, 2013, as filed on November 25, 2013)

4.3
Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement, dated as of September 1, 2014, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, as filed on September 30, 2014)

4.3(a)
36th Supplemental Indenture dated as of September 1, 2014, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, as filed on September 30, 2014)

4.3(b)
First Supplemental Indenture dated as of April 1, 2015 between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q, as filed on May 7, 2015)

4.3(c)
Second Supplemental Indenture dated as of June 1, 2016, between New Jersey Natural Gas Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K as filed on June 22, 2016)

4.3(d)
Third Supplemental Indenture, dated as of May 1, 2018, by and between New Jersey Natural Gas Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on May 11, 2018)

4.3(e)
Fourth Supplemental Indenture, dated as of April 1, 2019, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q, as filed on May 3, 2019)

4.3(f)
Fifth Supplemental Indenture, dated as of July 1, 2019, by and between New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, as filed on July 17, 2019)

4.3(g)+	Sixth Supplemental Indenture, dated as of August 1, 2019, between NJNG and U.S. Bank National Association, as Trustee

4.4
$75,000,000 Shelf Note Purchase Agreement, dated as of June 30, 2011, between New Jersey Resources Corporation and Prudential Investment Management, Inc. (“Prudential Facility”) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on July 6, 2011)

4.4(a)
First Amendment to the Prudential Facility, dated as of July 25, 2014, between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on November 12, 2014)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

4.4(b)
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

4.6
Loan Agreement between New Jersey Economic Development Authority and New Jersey Natural Gas Company, dated as of August 1, 2011 (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended September 30, 2011, as filed on November 23, 2011)

4.7+	First Amendment to the Loan Agreement, dated as of August 1, 2019, NJNG and New Jersey Economic Development Authority

4.8+	First Supplemental Indenture, dated as of August 1, 2019, between NJNG and U.S. Bank National Association, as Trustee

4.9
$50,000,000 Note Purchase Agreement, dated as of February 8, 2013, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q, as filed on May 3, 2013)

4.10
$150,000,000 Note Purchase Agreement, dated as of February 12, 2015, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on February 17, 2015)

4.11
Note Purchase Agreement, dated as of March 22, 2016, among New Jersey Resources Corporation and each of the Purchasers listed in Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on March 25, 2016)

4.12
$125,000,000 Note Purchase Agreement, dated as of June 21, 2016, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 22, 2016)

4.13
$125,000,000 Note Purchase Agreement, dated as of May 11, 2018, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on May 11, 2018)

4.14
$100,000,000 Note Purchase Agreement, dated as of June 8, 2018, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 8, 2018)

4.15
Amended and Restated Indenture, dated as of April 1, 2019, between NJNG and New Jersey Economic Development Authority and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q, as filed on May 3, 2019)

4.16
Second Amendment to the Loan Agreement, dated as of April 1, 2019, NJNG and New Jersey Economic Development Authority (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q, as filed on May 3, 2019)

4.17	Amended and Restated Continuing Disclosure Undertaking, dated as of April 18, 2019 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q, as filed on May 3, 2019)

4.18
$150,000,000 Note Purchase Agreement, dated as of July 17, 2019, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on July 17, 2019)

4.19
$185,000,000 Note Purchase Agreement, dated as of July 17, 2019, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on July 17, 2019)

4.20+	Amended and Restated Continuing Disclosure Undertaking, dated as of August 22, 2019

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

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

10.5*	Summary of 2020 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on September 16, 2019)

10.6*	Summary of Company’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on November 19, 2018)

10.7*
The Company’s 2007 Stock Award and Incentive Plan (as amended and restated January 1, 2009) (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.8*	2007 Stock Award and Incentive Plan Form of Performance Share Units Agreement (TSR) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, as filed on February 8, 2017)

10.9*
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

10.12*
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

10.14*	Form of Amendment of Deferred Stock Retention Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on August 3, 2016)

10.15*	2007 Stock Award and Incentive Plan Form of Deferred Stock Retention Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, as filed on February 8, 2017)

10.16*	New Jersey Resources Corporation Deferred Stock Retention Award Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, as filed on February 8, 2018)

10.17*	2007 Stock Award and Incentive Plan Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, as filed on February 8, 2017)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

10.18*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, as filed on February 8, 2018)

10.19*	The Company’s 2017 Stock Award and Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement for the 2017 Annual Meeting as filed on December 15, 2016)

10.20*
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

10.25(a)*	Schedule of Employee Continuation Agreements (incorporated by reference to Exhibit 10.24(a) to the Annual Report on Form 10-K for the year ended September 30, 2018, as filed on November 20, 2018)

10.26	Limited Liability Company Agreement of Steckman Ridge GP, LLC, dated as of March 2, 2007 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.27	Limited Partnership Agreement of Steckman Ridge, LP dated as of March 2, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.28
$425,000,000 Amended and Restated Credit Agreement dated as of December 5, 2018, by and among NJR, the guarantors thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and U.S. Bank National Association, as Syndication Agents, and Bank of America, N.A., Mizuho Bank, Ltd. and TD Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on December 11, 2018)

10.29
$250,000,000 Amended and Restated Credit Agreement dated as of December 5, 2018, by and among NJNG, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and U.S. Bank National Association, as Syndication Agents, and Bank of America, N.A., Mizuho Bank, Ltd. and TD Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on December 11, 2018)

10.30*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2019 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, as filed on February 6, 2019)

10.31*
New Jersey Resources Corporation Deferred Stock Retention Award Agreement Fiscal Year 2019 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, as filed on February 6, 2019)

10.32*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2019 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, as filed on February 6, 2019)

10.33*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2019 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, as filed on February 6, 2019)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

10.34*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Based Restricted Stock Units Agreement Fiscal Year 2019 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q, as filed on February 6, 2019)

10.35*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE CEO Fiscal Year 2019 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q, as filed on February 6, 2019)

10.36*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return CEO Fiscal Year 2019 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, as filed on February 6, 2019)

10.37*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Based Restricted Stock Units Agreement CEO Fiscal Year 2019 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q, as filed on February 6, 2019)

10.38
$350,000,000 Term Loan Credit Agreement, dated as of October 9, 2019, by and among New Jersey Resources Corporation and each of the Guarantors party thereto and the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on October 11, 2019)

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101+	Interactive Data File {Annual Report on Form 10-K, for the fiscal year ended September 30, 2019, furnished in iXBRL (Inline eXtensible Business Reporting Language)}

104+	Cover Page Interactive Data File included in Exhibit 101
________________________________

+	Filed herewith.

*	Denotes compensatory plans or arrangements or management contracts.

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

NEW JERSEY RESOURCES CORPORATION
(Registrant)

Date:	November 22, 2019	By:/s/ Patrick J. Migliaccio
Patrick J. Migliaccio
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

November 22, 2019	/s/ Stephen D. Westhoven	November 22, 2019	/s/ Patrick J. Migliaccio
	Stephen D. Westhoven President and Chief Executive Officer Director (Principal Executive Officer)		Patrick J. Migliaccio Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 22, 2019	/s/ Laurence M. Downes	November 22, 2019	/s/ Jane M. Kenny
	Laurence M. Downes Chairman		Jane M. Kenny Director

November 22, 2019	/s/ Gregory E. Aliff	November 22, 2019	/s/ Thomas C. O’Connor
	Gregory E. Aliff Director		Thomas C. O’Connor Director

November 22, 2019	/s/ Donald L. Correll	November 22, 2019	/s/ J. Terry Strange
	Donald L. Correll Director		J. Terry Strange Director

November 22, 2019	/s/ James H. DeGraffenreidt, Jr.	November 22, 2019	/s/ Sharon C. Taylor
	James H. DeGraffenreidt, Jr. Director		Sharon C. Taylor Director

November 22, 2019	/s/ Robert B. Evans	November 22, 2019	/s/ David A. Trice
	Robert B. Evans Director		David A. Trice Director

November 22, 2019	/s/ M. William Howard, Jr.	November 22, 2019	/s/ George R. Zoffinger
	M. William Howard, Jr. Director		George R. Zoffinger Director