Form 10-Q
period 2019-12-31
NEW JERSEY RESOURCES CORP
filed 2020-02-06
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019

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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of February 4, 2020 was 95,570,817.

New Jersey Resources Corporation

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS

Adelphia	Adelphia Gateway, LLC
AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
Bridge Facility	The $350 million term loan credit agreement expiring in October 2020
CIP	Conservation Incentive Program
CME	Chicago Mercantile Exchange
CR&R	Commercial Realty & Resources Corp.
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
Dths	Dekatherms
EE	Energy Efficiency
Energy Services	Energy Services segment
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Financial margin
A non-GAAP financial measure, which represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes any accounting impact from the change in the fair value of certain derivative instruments

Fitch	Fitch Ratings Company
FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles of the United States
Home Services and Other	Home Services and Other Operations
ICE	Intercontinental Exchange
IEC	Interstate Energy Company, LLC
IIP	Infrastructure Investment Program
IRS	Internal Revenue Service
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
Leaf River	Leaf River Energy Center LLC
LIBOR	London Inter-Bank Offered Rate
MGP	Manufactured Gas Plant
Moody's	Moody's Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
Natural Gas Act	The Natural Gas Act of 1938, as amended; the federal law regulating interstate natural gas pipeline and storage companies, among other things, codified beginning at 15 U.S.C. Section 717.
NFE	Net Financial Earnings
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey's Clean Energy Program

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	NJNG's $250 million unsecured committed credit facility expiring in December 2023
NJR Credit Facility	NJR's $425 million unsecured committed credit facility expiring in December 2023
NJR or The Company	New Jersey Resources Corporation
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
O&M	Operation and Maintenance
OPEB	Other Postemployment Benefit Plans
PennEast	PennEast Pipeline Company, LLC
PPA	Power Purchase Agreement
PTC	Federal Production Tax Credit
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
S&P	Standard & Poor's Financial Services, LLC
SAFE	Safety Acceleration and Facility Enhancement
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
SREC	Solar Renewable Energy Certificate
SRL	Southern Reliability Link
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Talen	Talen Energy Marketing, LLC
TETCO	Texas Eastern Transmission
The Exchange Act	The Securities Exchange Act of 1934, as amended
The Tax Act	An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017
Third Circuit	The United States Court of Appeals for the Third Circuit
Trustee	U.S. Bank National Association
U.S.	The United States of America
USF	Universal Service Fund

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

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs and SRECs, future rate case proceedings, completion of infrastructure projects, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2020 and thereafter include many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as well as the following:

•
our ability to obtain governmental and regulatory approvals, land-use rights, electric grid connection (in the case of clean energy projects) and/or financing for the construction, development and operation of our unregulated energy investments, pipeline transportation systems and NJNG and Midstream infrastructure projects, including PennEast and Adelphia, in a timely manner;

•
risks associated with our investments in clean energy projects, including the availability of regulatory incentives and federal tax credits, the availability of viable projects, our eligibility for ITCs, the future market for SRECs and electricity prices, and operational risks related to projects in service;

•	risks associated with acquisitions and the related integration of acquired assets with our current operations, including the acquisition of Leaf River and Adelphia;

•	our ability to comply with current and future regulatory requirements;

•	volatility of natural gas and other commodity prices and their impact on NJNG customer usage, NJNG’s BGSS incentive programs, our Energy Services segment operations and our risk management efforts;

•	the performance of our subsidiaries;

•	access to adequate supplies of natural gas and dependence on third-party storage and transportation facilities for natural gas supply;

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

•	commercial and wholesale credit risks, including the availability of creditworthy customers and counterparties, and liquidity in the wholesale energy trading market;

•	accounting effects and other risks associated with hedging activities and use of derivatives contracts;

•	our ability to optimize our physical assets;

•	weather and economic conditions;

•	the costs of compliance with present and future environmental laws, potential climate change-related legislation or any legislation resulting from the 2019 New Jersey Energy Master Plan;

•	uncertainties related to litigation, regulatory, administrative or environmental proceedings;

•	changes to tax laws and regulations;

•	any potential need to record a valuation allowance for our deferred tax assets;

•	the impact of natural disasters, terrorist activities and other extreme events on our operations and customers;

•	risks related to our employee workforce and succession planning;

•	risks associated with the management of our joint ventures and partnerships; and

•	risks associated with keeping pace with technological change.

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	December 31,
(Thousands, except per share data)	2019	2018
OPERATING REVENUES
Utility	$219,623	$199,965
Nonutility	395,413	611,802
Total operating revenues	615,036	811,767
OPERATING EXPENSES
Gas purchases:
Utility	91,814	87,649
Nonutility	317,356	535,383
Related parties	1,524	2,185
Operation and maintenance	63,345	63,343
Regulatory rider expenses	11,742	12,632
Depreciation and amortization	27,758	21,832
Total operating expenses	513,539	723,024
OPERATING INCOME	101,497	88,743
Other income, net	286	869
Interest expense, net of capitalized interest	16,070	13,486
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	85,713	76,126
Income tax benefit	(259)	(6,961)
Equity in earnings of affiliates	3,389	3,161
NET INCOME	$89,361	$86,248

EARNINGS PER COMMON SHARE
Basic	$0.97	$0.97
Diluted	$0.97	$0.97
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	91,911	88,547
Diluted	92,320	88,946

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2019	2018
Net income	$89,361	$86,248
Other comprehensive income, net of tax
Adjustment to postemployment benefit obligation, net of tax of $(217) and $(96), respectively	759	234
Other comprehensive income	$759	$234
Comprehensive income	$90,120	$86,482

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2019	2018
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income	$89,361	$86,248
Adjustments to reconcile net income to cash flows from operating activities
Unrealized gain on derivative instruments	(41,766)	(10,932)
Realized and unrealized gains on investments in equity securities	—	(257)
Depreciation and amortization	27,758	21,832
Amortization of acquired wholesale energy contracts	134	370
Allowance for equity used during construction	(2,732)	(1,751)
Allowance for doubtful accounts	430	643
Non cash lease expense	861	—
Deferred income taxes	3,246	(8,733)
Manufactured gas plant remediation costs	(2,974)	(2,593)
Equity in earnings, net of distributions received from equity investees	(1,332)	(830)
Cost of removal - asset retirement obligations	(61)	(65)
Contributions to postemployment benefit plans	(2,256)	(1,666)
Tax benefit from stock-based compensation	798	1,279
Changes in:
Components of working capital	(117,241)	(206,728)
Other noncurrent assets	1,312	9,710
Other noncurrent liabilities	1,398	8,718
Cash flows used in operating activities	(43,064)	(104,755)
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(69,861)	(51,359)
Solar equipment	(45,699)	(32,126)
Midstream and other	(2,687)	(2,420)
Cost of removal	(7,936)	(8,396)
Acquisition of assets, net of cash acquired of $5.1 million	(368,126)	—
Distribution from equity investees in excess of equity in earnings	643	619
Investments in equity investees	(509)	—
Cash flows used in investing activities	(494,175)	(93,682)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term loan	350,000	—
Payments of term loan	(212,900)	—
Payments of long-term debt	(3,853)	(4,723)
Proceeds from short-term debt, net	228,159	219,750
Proceeds from sale-leaseback transaction	4,000	9,895
Payments of common stock dividends	(26,974)	(25,812)
Proceeds from issuance of common stock - public equity offering	212,900	—
Proceeds from waiver discount issuance of common stock	—	7,964
Proceeds from issuance of common stock - DRP	3,572	3,749
Tax withholding payments related to net settled stock compensation	(3,543)	(6,087)
Cash flows from financing activities	551,361	204,736
Change in cash, cash equivalents and restricted cash	14,122	6,299
Cash, cash equivalents and restricted cash at beginning of period	4,063	1,710
Cash, cash equivalents and restricted cash at end of period	$18,185	$8,009
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(164,622)	$(161,039)
Inventories	(17,055)	(58,061)
Recovery of gas costs	7,951	(1,142)
Gas purchases payable	44,086	58,663
Prepaid expenses	(12,482)	4,048
Prepaid and accrued taxes	15,390	17,027
Accounts payable and other	(27,080)	(47,498)
Restricted broker margin accounts	34,976	(9,963)
Customers' credit balances and deposits	2,457	2,304
Other current assets	(862)	(11,067)
Total	$(117,241)	$(206,728)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$14,938	$16,002
Income taxes	$—	$130
Accrued capital expenditures	$14,864	$19,791
See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	December 31, 2019	September 30, 2019
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$2,638,798	$2,625,730
Construction work in progress	267,774	232,233
Nonutility plant and equipment, at cost	1,247,107	861,904
Construction work in progress	81,590	62,492
Total property, plant and equipment	4,235,269	3,782,359
Accumulated depreciation and amortization, utility plant	(572,144)	(585,160)
Accumulated depreciation and amortization, nonutility plant and equipment	(166,932)	(156,033)
Property, plant and equipment, net	3,496,193	3,041,166
CURRENT ASSETS
Cash and cash equivalents	15,666	2,676
Customer accounts receivable
Billed	250,419	139,263
Unbilled revenues	63,656	6,510
Allowance for doubtful accounts	(6,423)	(6,148)
Regulatory assets	24,246	32,871
Gas in storage, at average cost	186,895	169,803
Materials and supplies, at average cost	14,617	14,475
Prepaid expenses	20,815	8,333
Prepaid and accrued taxes	9,162	22,602
Derivatives, at fair value	48,552	25,103
Restricted broker margin accounts	43,112	73,723
Other	21,894	22,395
Total current assets	692,611	511,606
NONCURRENT ASSETS
Investments in equity method investees	202,231	200,268
Regulatory assets	490,283	496,637
Derivatives, at fair value	5,594	7,426
Intangible assets, net	15,757	14,611
Operating lease assets	87,793	—
Other noncurrent assets	104,704	101,271
Total noncurrent assets	906,362	820,213
Total assets	$5,095,166	$4,372,985

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands, except share data)	December 31, 2019	September 30, 2019
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding December 31, 2019 — 95,508,010; September 30, 2019 — 89,998,788	$240,221	$226,649
Premium on common stock	494,265	291,331
Accumulated other comprehensive loss, net of tax	(31,028)	(31,787)
Treasury stock at cost and other; shares December 31, 2019 — 580,603; September 30, 2019 —660,734	(11,130)	(10,436)
Retained earnings	1,135,475	1,075,960
Common stock equity	1,827,803	1,551,717
Long-term debt	1,537,549	1,537,177
Total capitalization	3,365,352	3,088,894
CURRENT LIABILITIES
Current maturities of long-term debt	21,797	21,419
Short-term debt	390,709	25,450
Gas purchases payable	181,356	137,271
Gas purchases payable to related parties	791	790
Accounts payable and other	91,580	129,724
Dividends payable	29,846	28,122
Accrued taxes	5,342	3,394
New Jersey Clean Energy Program	13,757	15,468
Derivatives, at fair value	36,987	57,623
Operating lease liabilities	3,805	—
Customers' credit balances and deposits	29,573	27,116
Total current liabilities	805,543	446,377
NONCURRENT LIABILITIES
Deferred income taxes	194,284	190,663
Deferred investment tax credits	3,573	3,653
Deferred gain	1,358	1,554
Derivatives, at fair value	25,073	18,821
Manufactured gas plant remediation	129,241	131,080
Postemployment employee benefit liability	245,455	246,517
Regulatory liabilities	203,313	202,435
Asset retirement obligation	31,503	31,046
Operating lease liabilities	82,909	—
Other	7,562	11,945
Total noncurrent liabilities	924,271	837,714
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$5,095,166	$4,372,985

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2019	89,999	$226,649	$291,331	$(31,787)	$(10,436)	$1,075,960	$1,551,717
Net income	—	—	—	—	—	89,361	89,361
Other comprehensive income	—	—	—	759	—	—	759
Common stock issued:
Common stock offering	5,333	13,333	199,567	—	—	—	212,900
Incentive compensation plan	96	239	3,053	—	—	—	3,292
Dividend reinvestment plan (1)	80	—	314	—	3,185	—	3,499
Cash dividend declared ($.3125 per share)	—	—	—	—	—	(29,846)	(29,846)
Treasury stock and other	—	—	—	—	(3,879)	—	(3,879)
Balance at December 31, 2019	95,508	$240,221	$494,265	$(31,028)	$(11,130)	$1,135,475	$1,827,803

Balance at September 30, 2018	88,293	$226,196	$274,748	$(12,610)	$(76,473)	$1,007,117	$1,418,978
Net income	—	—	—	—	—	86,248	86,248
Other comprehensive loss	—	—	—	234	—	—	234
Common stock issued:
Incentive compensation plan	137	343	1,791	—	—	—	2,134
Dividend reinvestment plan (1)	82	—	454	—	3,238	—	3,692
Waiver discount	168	—	1,293	—	6,671	—	7,964
Cash dividend declared ($.2925 per share)	—	—	—	—	—	(25,938)	(25,938)
Treasury stock and other	—	—	—	—	1,504	—	1,504
Adoption of ASU 2016-01	—	—	—	(3,446)	—	3,446	—
Adoption of ASU 2017-05	—	—	—	—	—	4,970	4,970
Adoption of ASU 2014-09/ASC 606	—	—	—	—	—	(2,736)	(2,736)
Balance at December 31, 2018	88,680	$226,539	$278,286	$(15,822)	$(65,060)	$1,073,107	$1,497,050

(1)	Shares sold through the DRP are issued from treasury stock at average cost, which may differ from the actual market price paid.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS
New Jersey Resources Corporation provides regulated gas distribution services and operates certain unregulated businesses primarily through the following:

New Jersey Natural Gas Company provides natural gas utility service to approximately 552,100 residential and commercial customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

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

NJR Midstream Holdings Corporation, which comprises the Midstream segment, invests in energy-related ventures through its subsidiaries: NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined ownership interest in Steckman Ridge, located in Pennsylvania, and NJR Pipeline Company, which includes the wholly owned subsidiaries of Leaf River, which was acquired on October 11, 2019, Adelphia, which was acquired on January 13, 2020, and the Company's 20 percent ownership interest in PennEast. See Note 17. Acquisitions and Dispositions for more information regarding these acquisitions.

NJR Retail Holdings Corporation has two principal subsidiaries, NJR Home Services Company, which provides heating, central air conditioning, standby generators, solar and other indoor and outdoor comfort products to residential homes throughout New Jersey, and Commercial Realty & Resources Corp., which owns commercial real estate. NJR Home Services Company and Commercial Realty & Resources Corp. are included in Home Services and Other operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by NJR in accordance with the rules and regulations of the SEC and GAAP. The September 30, 2019 Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in NJR's 2019 Annual Report on Form 10-K.

The Unaudited Condensed Consolidated Financial Statements include the accounts of NJR and its subsidiaries. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the results of the interim periods presented. These adjustments are of a normal and recurring nature. Because of the seasonal nature of NJR's utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ending September 30, 2020. Intercompany transactions and accounts have been eliminated.

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

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed are based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates and the number of years on which to base the cash flow projections, as well as other assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates based on the risk inherent in the acquired assets, specific risks, industry beta and capital structure of guideline companies. The valuation of an acquired business is based on available information at the acquisition date and assumptions that are believed to be reasonable. However, a change in facts and circumstances as of the acquisition date can result in subsequent adjustments during the measurement period, but no later than one year from the acquisition date.

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

Midstream generates revenues from firm storage contracts, related usage fees and hub services for the use of storage space, injections and withdrawals from their natural gas storage facility. Demand fees are recognized as revenue over the term of the related storage agreement while the usage fees and hub services revenues are recognized as services are performed.

Revenues from all other activities are recorded in the period during which products or services are delivered and accepted by customers, or over the related contractual term. See Note 3. Revenue for further information.

Gas in Storage

The following table summarizes gas in storage, at average cost by segment as of:

	December 31, 2019		September 30, 2019
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
Energy Services	$83,908	36.0	$52,390	25.6
Natural Gas Distribution	102,987	23.9	117,413	27.0
Total	$186,895	59.9	$169,803	52.6

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and temporary investments with maturities of three months or less, and excludes restricted cash related to escrow balances for utility plant projects at NJNG and irrevocable letters of credit at Leaf River, which is recorded in other current and noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets, respectively.

ASU No. 2016-18, an amendment to ASC 230, Statement of Cash Flows, required that any amounts that are deemed to be restricted cash or restricted cash-equivalents be included in cash and cash-equivalent balances on the cash flow statement. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	December 31, 2019	September 30, 2019	December 31, 2018	September 30, 2018
Balance Sheet
Cash and cash equivalents	$15,666	$2,676	$7,694	$1,458
Restricted cash in other noncurrent assets	2,519	1,387	315	252
Statements of Cash Flow
Cash, cash equivalents and restricted cash in the statement of cash flows	$18,185	$4,063	$8,009	$1,710

Loans Receivable

NJNG currently provides loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Unaudited Condensed Consolidated Balance Sheets. The Company recorded $12.6 million and $12.4 million in other current assets and $39.6 million and $38.8 million in other noncurrent assets as of December 31, 2019 and September 30, 2019, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of December 31, 2019 and September 30, 2019, the Company has not recorded an allowance for doubtful accounts for SAVEGREEN loans.

Software Costs

The Company capitalizes certain costs, such as software design and configuration, coding, testing and installation, that are incurred to purchase or create and implement computer software for internal use. Capitalized costs include external costs of materials and services utilized in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Maintenance costs are expensed as incurred. Upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Amortization is recorded on the straight-line basis over the estimated useful lives. The Company capitalized $9.1 million in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets and recorded $1.5 million in O&M on the Unaudited Condensed Consolidated Statements of Operations during the three months ended December 31, 2019.

Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects during the three months ended December 31, 2019 and 2018:

(Thousands)	Investments in Equity Securities		Postemployment Benefit Obligation		Total
Balance at September 30, 2019	$—		$(31,787)		$(31,787)
Other comprehensive loss, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0 and $(217)	—		759	(1)	759
Balance at December 31, 2019	$—		$(31,028)		$(31,028)
Balance at September 30, 2018	$3,446		$(16,056)		$(12,610)
Other comprehensive income (loss), net of tax
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0 and $(96)	—		234	(1)	234
Reclassification to retained earnings	$(3,446)	(2)	$—		$(3,446)
Balance at December 31, 2018	$—		$(15,822)		$(15,822)

(1)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

(2)	Due to the adoption of ASU No. 2016-01, an amendment to ASC 825, Financial Instruments.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassification

Certain prior period amounts related to energy and other taxes on the Unaudited Condensed Consolidated Statements of Operations and prepaid expenses on the Unaudited Condensed Consolidated Balance Sheets and Unaudited Consolidated Condensed Statements of Cash Flows have been reclassified to conform to the current period presentation.

Recently Adopted Updates to the Accounting Standards Codification

Leases

In February 2016, the FASB issued ASU No. 2016-02, an amendment to ASC 842, Leases, which, along with other ASU's containing minor amendments and technical corrections, provides for a comprehensive overhaul of the lease accounting model and changes the definition of a lease within the accounting literature. Under the new standard, all leases with an original term greater than one year are recorded on the balance sheet. The related asset is amortized straight-line over the term of the lease. Additional disclosures are required to provide transparency as to the amount, timing and uncertainty of cash flows arising from leasing activities.

In January 2018, the FASB issued ASU No. 2018-01, a further amendment to ASC 842, Leases, which was introduced by ASU No. 2016-02, as discussed above. This update provides an optional practical expedient that allows companies to not evaluate existing or expired land easements that were not previously accounted for under Topic 840 as leases as of October 1, 2019. The Company adopted this practical expedient. In July 2018, the FASB issued ASU No. 2018-11, which provides an optional transition method to ASC 842 that allows the Company to recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, if any. The Company elected this transition method and did not have any cumulative impact to the opening balance of retained earnings.

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

The Company adopted ASC 842 and all related amendments on October 1, 2019, using the modified retrospective transition method.

The Company’s lease agreements primarily consist of commercial solar land leases, storage and capacity leases, equipment and real property leases, including land and office facility leases and office equipment and the sale-leaseback of its natural gas meters. The total right-of-use assets recorded upon adoption were $67.1 million. Upon the acquisition of Leaf River, on October 11, 2019, the Company adopted ASC 842 for Leaf River which resulted in additional right-of-use asset and lease liability of $21.6 million.

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, an amendment to ASC 815, Derivatives and Hedging, which, along with other ASU's containing minor amendments and technical corrections, is intended to make targeted improvements to the accounting for hedging activities by better aligning an entity’s risk management activities and financial reporting for hedging relationships. These amendments modify the accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the amendments are intended to simplify the application of the hedge accounting guidance and provide relief to companies by easing certain hedge documentation requirements. The Company adopted this guidance on October 1, 2019. As the Company does not currently apply hedge accounting to any of its risk management activities, the amendments did not have an impact on its financial position, results of operations or cash flows.

In October 2018, the FASB issued ASU No. 2018-16, an amendment to ASC 815, Derivatives and Hedging, which permits the use of the Overnight Index Swap rate based on the Secured Overnight Financing Rate as an additional acceptable U.S. benchmark interest rate for hedge accounting purposes. The Company adopted this guidance on October 1, 2019. As the Company does not currently apply hedge accounting to any of its risk management activities, the amendments did not have an impact on its financial position, results of operations or cash flows.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Compensation

In June 2018, the FASB issued ASU No. 2018-07, an amendment to ASC 718, Compensation - Stock Compensation, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The Company adopted this guidance on October 1, 2019. There was no impact to the Company's financial position, results of operations or cash flows.

Other Recent Updates to the Accounting Standards Codification

Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, an amendment to ASC 326, Financial Instruments - Credit Losses, which changes the impairment model for certain financial assets that have a contractual right to receive cash, including trade and loan receivables. The new model requires recognition based upon an estimation of expected credit losses rather than recognition of losses when it is probable that they have been incurred. An entity will apply the amendment through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The guidance is effective for the Company beginning October 1, 2020, with early adoption permitted. The Company is currently evaluating the amendment and all subsequent amendments related to this topic, but does not expect that the pending adoption of this ASU will have a material effect on its consolidated financial statements.

Fair Value

In August 2018, the FASB issued ASU No. 2018-13, an amendment to ASC 820, Fair Value Measurement, which removes, modifies and adds to certain disclosure requirements of fair value measurements. Disclosure requirements removed include the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. Modifications include considerations around the requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse. The additions include the requirement to disclose changes in unrealized gains and losses for the period in other comprehensive income for recurring Level 3 fair value measurements held and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for the Company beginning October 1, 2020, with early adoption permitted. Upon adoption, the amendments will be applied on a prospective or retrospective basis depending on the specific amendments’ transition requirements. The Company is currently evaluating the impact of the adoption of this ASU but does not expect that its pending adoption will have a material effect on its consolidated financial statements.

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

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, an amendment to ASC 740, Income Taxes, which is intended to simplify the accounting for income taxes and changes the accounting for certain income tax transactions, among other minor improvements. The guidance is effective for the Company beginning October 1, 2021, with early adoption permitted. Upon adoption, the amendments will be applied on a prospective basis. The Company is currently evaluating the amendments to understand the impact on its financial position, results of operations, cash flows and disclosures upon adoption.

3. REVENUE

Revenue is recognized when a performance obligation is satisfied by transferring control of a product or service to a customer. Revenue is measured based on consideration specified in a contract with a customer using the output method of progress. The Company elected to apply the invoice practical expedient for recognizing revenue, whereby the amounts invoiced to customers represent the value to the customer and the Company’s performance completion as of the invoice date. Therefore, the Company does not disclose related unsatisfied performance obligations. The Company also elected the practical expedient to exclude from the transaction price all sales taxes that are assessed by a governmental authority and therefore presents sales tax net in operating revenues on the Unaudited Condensed Consolidated Statements of Operations.

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
Clean Energy Ventures operates wholly-owned solar projects that recognize revenue as electricity is generated and transferred to the customer. The performance obligation is to provide electricity to the customer in accordance with contract terms or the interconnection agreement and is satisfied upon transfer of electricity generated. All wind assets were sold as of February 2019.

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

Revenue is derived from the contract terms and is recognized as invoiced, with the payment due each month for the previous month's services.

Energy Services	Natural gas services
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

Midstream	Natural gas services
The performance obligation of Midstream is to provide the customer with storage and transportation services. Midstream generates revenues from firm storage contracts, related usage fees for the use of storage space, injection and withdrawal at the storage facility.

Demand fees are recognized as revenue over the term of the related storage agreement.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognized at a Point in Time:
Midstream	Natural gas services
The performance obligation of Midstream is to provide the customer with storage and transportation services. Midstream generates revenues from hub services for the use of storage space, injection and withdrawal from the storage facility. Hub services include parks, loans and wheeling.

Hub services revenues are recognized as services are performed.

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

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the three months ended December 31, 2019, is as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Midstream	Home Services and Other	Total
2019
Natural gas utility sales	$219,894	—	—	—	—	$219,894
Natural gas services	—	—	7,321	9,072	—	16,393
Service contracts	—	—	—	—	8,038	8,038
Installations and maintenance	—	—	—	—	4,869	4,869
Electricity sales	—	4,018	—	—	—	4,018
Eliminations(1)	—	—	—	(667)	(415)	(1,082)
Revenues from contracts with customers	219,894	4,018	7,321	8,405	12,492	252,130
Alternative revenue programs	(1,943)	—	—	—	—	(1,943)
Derivative Instruments	1,672	2,194	363,094	—	—	366,960
Eliminations(1)	—	—	(2,111)	—	—	(2,111)
Revenues out of scope	(271)	2,194	360,983	—	—	362,906
Total operating revenues	$219,623	6,212	368,304	8,405	12,492	$615,036

2018
Natural gas utility sales	$194,983	—	—	—	—	$194,983
Natural gas services	—	—	10,080	—	—	10,080
Service contracts	—	—	—	—	7,796	7,796
Installations and maintenance	—	—	—	—	4,694	4,694
Electricity sales	—	7,141	—	—	—	7,141
Eliminations(1)	—	—	—	—	(545)	(545)
Revenues from contracts with customers	194,983	7,141	10,080	—	11,945	224,149
Alternative revenue programs	(867)	—	—	—	—	(867)
Derivative Instruments	5,849	7,756	577,187	—	—	590,792
Eliminations(1)	—	—	(2,307)	—	—	(2,307)
Revenues out of scope	4,982	7,756	574,880	—	—	587,618
Total operating revenues	$199,965	14,897	584,960	—	11,945	$811,767

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the three months ended December 31, 2019, is as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Midstream	Home Services and Other	Total
2019
Residential	$153,222	2,460	—	—	12,279	$167,961
Commercial and industrial	45,422	1,558	7,321	8,405	213	62,919
Firm transportation	19,589	—	—	—	—	19,589
Interruptible and off-tariff	1,661	—	—	—	—	1,661
Revenues out of scope	(271)	2,194	360,983	—	—	362,906
Total operating revenues	$219,623	6,212	368,304	8,405	12,492	$615,036

2018
Residential	$133,690	2,132	—	—	11,717	$147,539
Commercial and industrial	40,728	5,009	10,080	—	228	56,045
Firm transportation	18,934	—	—	—	—	18,934
Interruptible and off-tariff	1,631	—	—	—	—	1,631
Revenues out of scope	4,982	7,756	574,880	—	—	587,618
Total operating revenues	$199,965	14,897	584,960	—	11,945	$811,767

Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the three months ended December 31, 2019, are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of October 1, 2019	$139,263	$6,510	$27,116
Increase	111,156	57,146	2,457
Balance as of December 31, 2019	$250,419	$63,656	$29,573

The following table provides information about receivables and revenue earned on contracts in progress in excess of billings, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of December 31:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Midstream	Home Services and Other	Eliminations	Total
2019
Customer accounts receivable
Billed	$78,365	3,059	164,688	2,727	2,355	(775)	$250,419
Unbilled	63,656	—	—	—	—	—	63,656
Customers' credit balances and deposits	(29,573)	—	—	—	—	—	(29,573)
Total	$112,448	3,059	164,688	2,727	2,355	(775)	$284,502

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

NJNG's recovery of costs is facilitated through its base rates, BGSS and other regulatory tariff riders. NJNG is required to make annual filings to the BPU for review of its BGSS, CIP and various other programs and related rates. Annual rate changes are typically requested to be effective at the beginning of the following fiscal year. All rate and program changes are subject to proper notification and BPU review and approval. In addition, NJNG is permitted to implement certain BGSS rate changes on a provisional basis with proper notification to the BPU.

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	December 31, 2019	September 30, 2019
Regulatory assets-current
New Jersey Clean Energy Program	$13,757	$15,468
Underrecovered gas costs	1,481	9,506
Conservation Incentive Program	1,427	3,371
Derivatives at fair value, net	5,562	4,526
Other	2,019	—
Total current regulatory assets	$24,246	$32,871
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$38,170	$38,351
Liability for future expenditures	129,241	131,080
Deferred income taxes	19,714	19,631
Derivatives at fair value, net	—	486
SAVEGREEN	11,918	10,201
Postemployment and other benefit costs	208,371	212,461
Deferred storm damage costs	8,144	8,687
Cost of removal	64,777	65,660
Other noncurrent regulatory assets	9,948	10,080
Total noncurrent regulatory assets	$490,283	$496,637
Regulatory liabilities-noncurrent
Tax Act impact (1)	$199,169	$200,417
New Jersey Clean Energy Program	3,598	197
Other noncurrent regulatory liabilities	546	1,821
Total noncurrent regulatory liabilities	$203,313	$202,435

(1)	Reflects the re-measurement and subsequent amortization of NJNG's net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act.

Regulatory filings and/or actions that occurred during the current fiscal year include the following:

•	On October 25, 2019, the BPU approved NJNG’s annual filing to increase its EE recovery rate, which resulted in an annual recovery of approximately $11.3 million, effective November 1, 2019.

•
On November 13, 2019, the BPU issued an order adopting a stipulation of settlement approving a $62.2 million increase to base rates, effective on November 15, 2019. The increase includes an overall rate of return on rate base of 6.95 percent, return on common equity of 9.6 percent, a common equity ratio of 54 percent and a depreciation rate of 2.78 percent.

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

Home Services and Other

In January 2018, NJR entered into a variable-for-fixed interest rate swap on its existing $100 million variable rate term loan, which fixed the variable rate at 2.84 percent. The swap terminated on August 16, 2019, which coincided with the maturity of the debt. The change in the fair value of the interest rate swap was recorded as a component of interest expense on the Unaudited Condensed Consolidated Statements of Operations.

Fair Value of Derivatives

The following table reflects the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		December 31, 2019		September 30, 2019
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$26	$162	$67	$245
Financial commodity contracts	Derivatives - current	—	363	382	570
Energy Services:
Physical commodity contracts	Derivatives - current	12,706	22,259	6,847	27,540
	Derivatives - noncurrent	2,453	15,369	1,710	12,641
Financial commodity contracts	Derivatives - current	35,813	14,100	17,806	29,057
	Derivatives - noncurrent	3,133	9,683	5,716	6,105
Foreign currency contracts	Derivatives - current	7	103	1	211
	Derivatives - noncurrent	8	21	—	75
Total fair value of derivatives		$54,146	$62,060	$32,529	$76,444

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

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of December 31, 2019:
Derivative assets:
Energy Services
Physical commodity contracts	$15,159	$(3,569)	$(200)	$11,390
Financial commodity contracts	38,946	(21,988)	—	16,958
Foreign currency contracts	15	(15)	—	—
Total Energy Services	$54,120	$(25,572)	$(200)	$28,348
Natural Gas Distribution
Physical commodity contracts	$26	$(2)	$—	$24
Total Natural Gas Distribution	$26	$(2)	$—	$24
Derivative liabilities:
Energy Services
Physical commodity contracts	$37,628	$(3,569)	$—	$34,059
Financial commodity contracts	23,783	(21,988)	(1,671)	124
Foreign currency contracts	124	(15)	—	109
Total Energy Services	$61,535	$(25,572)	$(1,671)	$34,292
Natural Gas Distribution
Physical commodity contracts	$162	$(2)	$—	$160
Financial commodity contracts	363	—	(363)	—
Total Natural Gas Distribution	$525	$(2)	$(363)	$160
As of September 30, 2019:
Derivative assets:
Energy Services
Physical commodity contracts	$8,557	$(2,906)	$(200)	$5,451
Financial commodity contracts	23,522	(19,646)	—	3,876
Foreign currency contracts	1	(1)	—	—
Total Energy Services	$32,080	$(22,553)	$(200)	$9,327
Natural Gas Distribution
Physical commodity contracts	$67	$(9)	$—	$58
Financial commodity contracts	382	(382)	—	—
Total Natural Gas Distribution	$449	$(391)	$—	$58
Derivative liabilities:
Energy Services
Physical commodity contracts	$40,181	$(2,906)	$—	$37,275
Financial commodity contracts	35,162	(19,646)	(15,516)	—
Foreign currency contracts	286	(1)	—	285
Total Energy Services	$75,629	$(22,553)	$(15,516)	$37,560
Natural Gas Distribution
Physical commodity contracts	$245	$(9)	$—	$236
Financial commodity contracts	570	(382)	(188)	—
Total Natural Gas Distribution	$815	$(391)	$(188)	$236

(1)	Derivative assets and liabilities are presented on a gross basis on the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Includes transactions with NAESB netting election, transactions held by FCMs with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Energy Services utilizes financial derivatives to economically hedge the gross margin associated with the purchase of physical gas to be used for storage injection and its subsequent sale at a later date. The gains or (losses) on the financial transactions that are economic hedges of the cost of the purchased gas are recognized prior to the gains or (losses) on the physical transaction, which are recognized in earnings when the natural gas is delivered. Therefore, mismatches between the timing of the recognition of realized gains or (losses) on the financial derivative instruments and gains or (losses) associated with the actual sale of the natural gas that is being economically hedged along with fair value changes in derivative instruments, creates volatility in the results of Energy Services, although the Company's intended economic results relating to the entire transaction are unaffected.

The following table reflects the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations as of:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended
		December 31,
Derivatives not designated as hedging instruments:		2019	2018
Energy Services:
Physical commodity contracts	Operating revenues	$9,836	$(1,532)
Physical commodity contracts	Gas purchases	(1,410)	(5,432)
Financial commodity contracts	Gas purchases	46,093	(2,956)
Foreign currency contracts	Gas purchases	115	(346)
Home Services and Other:
Interest rate contracts	Interest expense	—	(123)
Total unrealized and realized gains (losses)		$54,634	$(10,389)

NJNG’s derivative contracts are part of the Company's risk management activities that relate to its natural gas purchases and BGSS incentive programs. These transactions are entered into pursuant to regulatory approval. At settlement, the resulting gains and/or losses are payable to or recoverable from utility customers and are deferred in regulatory assets or liabilities resulting in no impact to earnings. The following table reflects the (losses) gains associated with NJNG's derivative instruments as of:

	Three Months Ended
	December 31,
(Thousands)	2019	2018
Natural Gas Distribution:
Physical commodity contracts	$840	$2,977
Financial commodity contracts	(1,088)	4,396
Total unrealized and realized (losses) gains	$(248)	$7,373

NJNG and Energy Services had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		December 31, 2019	September 30, 2019
Natural Gas Distribution	Futures	27.6	27.6
	Physical	4.9	11.6
Energy Services	Futures	(34.6)	(29.6)
	Physical	46.8	44.5
	Swaps	(3.8)	(5.0)

Not included in the previous table are Energy Services' net notional amount of foreign currency transactions of approximately $6.8 million, and 886,000 SRECs at Energy Services that were open as of December 31, 2019.

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

(Thousands)	Balance Sheet Location	December 31, 2019	September 30, 2019
Natural Gas Distribution	Restricted broker margin accounts	$4,140	$1,982
Energy Services	Restricted broker margin accounts	$38,972	$71,741

Wholesale Credit Risk

NJNG, Energy Services, Clean Energy Ventures and Midstream are exposed to credit risk as a result of their sales/wholesale marketing activities. As a result of services performed or sold, the inherent volatility in the prices of natural gas commodities, derivatives, SRECs, electricity and RECs, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty fails to perform the obligations under its contract (e.g., failed to deliver or pay for natural gas, SRECs, electricity, RECs or Midstream services), then the Company could sustain a loss.

NJR monitors and manages the credit risk of its wholesale operations through credit policies and procedures that management believes reduce overall credit risk. These policies include a review and evaluation of current and prospective counterparties' financial statements and/or credit ratings, daily monitoring of counterparties' credit limits and exposure, daily communication with commercial teams regarding credit status and the use of credit mitigation measures, such as collateral requirements and netting agreements. Examples of collateral include letters of credit and cash received for either prepayment or margin deposit. Collateral may be requested due to NJR's election not to extend credit or because exposure exceeds defined thresholds. Most of NJR's wholesale marketing contracts contain standard netting provisions. These contracts include those governed by ISDA and the NAESB. The netting provisions refer to payment netting, whereby receivables and payables with the same counterparty are offset and the resulting net amount is paid to the party to which it is due.

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of December 31, 2019. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$197,369
Noninvestment grade	17,822
Internally rated investment grade	38,312
Internally rated noninvestment grade	35,331
Total	$288,834

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2019 and September 30, 2019, was $4,000 and $186,000, respectively, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on December 31, 2019, the Company would not have been required to post additional amounts to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities, excluding capital leases, debt issuance costs and solar asset financing obligations, is as follows:

(Thousands)	December 31, 2019	September 30, 2019
Carrying value (1) (2) (3) (4)	$1,442,845	$1,442,845
Fair market value	$1,548,234	$1,568,864

(1)	Excludes capital leases of $36.6 million and $35.4 million as of December 31, 2019 and September 30, 2019, respectively.

(2)	Excludes solar asset financing obligations of $90.5 million and $91.4 million as of December 31, 2019 and September 30, 2019, respectively.

(3)	Excludes NJNG's debt issuance costs of $9 million and $9 million as of December 31, 2019 and September 30, 2019, respectively.

(4)	Excludes NJR's debt issuance costs of $1.6 million and $2 million as of December 31, 2019 and September 30, 2019, respectively.

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of December 31, 2019, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

Level 1
Unadjusted quoted prices for identical assets or liabilities in active markets. NJR's Level 1 assets and liabilities include exchange traded natural gas futures and options contracts, listed equities and money market funds. Exchange traded futures and options contracts include all energy contracts traded on the NYMEX, CME and ICE that NJR refers to internally as basis swaps, fixed swaps, futures and financial options that are cleared through a FCM.

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

•	widely accepted and public;

•	non-proprietary and sourced from an independent third party; and

•	observable and published.

These additional adjustments are generally not considered to be significant to the ultimate recognized values.

Level 3	Inputs derived from a significant amount of unobservable market data. These include NJR's best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2019:
Assets:
Physical commodity contracts	$—	$15,185	$—	$15,185
Financial commodity contracts	35,592	3,354	—	38,946
Financial commodity contracts - foreign exchange	—	15	—	15
Other (1)	1,857	—	—	1,857
Total assets at fair value	$37,449	$18,554	$—	$56,003
Liabilities:
Physical commodity contracts	$—	$37,790	$—	$37,790
Financial commodity contracts	24,032	114	—	24,146
Financial commodity contracts - foreign exchange	—	124	—	124
Total liabilities at fair value	$24,032	$38,028	$—	$62,060
As of September 30, 2019:
Assets:
Physical commodity contracts	$—	$8,624	$—	$8,624
Financial commodity contracts	20,028	3,876	—	23,904
Financial commodity contracts - foreign exchange	—	1	—	1
Other (1)	1,706	—	—	1,706
Total assets at fair value	$21,734	$12,501	$—	$34,235
Liabilities:
Physical commodity contracts	$—	$40,426	$—	$40,426
Financial commodity contracts	35,732	—	—	35,732
Financial commodity contracts - foreign exchange	—	286	—	286
Total liabilities at fair value	$35,732	$40,712	$—	$76,444

(1)	Includes money market funds.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INVESTMENTS IN EQUITY INVESTEES

NJR's investments in equity method investees include the following as of:

(Thousands)	December 31, 2019	September 30, 2019
Steckman Ridge (1)	$113,750	$114,428
PennEast	88,481	85,840
Total	$202,231	$200,268

(1)
Includes loans with a total outstanding principal balance of $70.4 million for both December 31, 2019 and September 30, 2019. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

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

On September 10, 2019, the United States Court of Appeals for the Third Circuit issued an order overturning the United States District Court for the District of New Jersey’s order granting PennEast condemnation and immediate access in accordance with the Natural Gas Act to certain properties in which the State of New Jersey holds an interest. A Petition for Rehearing was denied by the Third Circuit on November 5, 2019.

On October 8, 2019, the NJDEP issued a letter indicating that it deemed PennEast’s freshwater wetlands permit application to be administratively incomplete and closed the matter without prejudice. On October 11, 2019, PennEast submitted a letter to the NJDEP objecting to its position that the application is administratively incomplete. PennEast's objections were rejected by the NJDEP on November 18, 2019.

On October 4, 2019, PennEast filed a petition for Declaratory Order with FERC requesting an interpretation of the eminent domain authority of a FERC certificate holder under the Natural Gas Act. The Declaratory Order was granted on January 30, 2020.

On January 30, 2020, PennEast filed an amendment with FERC to construct the PennEast pipeline in two phases. Phase one consists of construction of a 68-mile pipeline in Pennsylvania from the eastern Marcellus Shale region in Luzerne County that would terminate in Northampton County. Phase two includes construction of the remaining original certificated route in Pennsylvania and New Jersey. Construction is expected to begin following approval by FERC of the phased approach and receipt of any remaining governmental and regulatory permits.

PennEast was granted a 30-day extension to file a Petition for a Writ of Certiorari with the Supreme Court of the United States to review the September 10, 2019 Third Circuit decision and now expects to file a Petition of Certiorari before the March 4, 2020 deadline.

At December 31, 2019, the Company evaluated its investment in PennEast for impairment and determined an impairment charge was not necessary. It is reasonably possible that future unfavorable developments, such as a reduced likelihood of success from development options and legal outcomes, estimated increases in construction costs, increases in the discount rate, or further significant delays, could result in an impairment of our equity method investment. Also, the use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge in the Unaudited Condensed Consolidated Financial Statements.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended
	December 31,
(Thousands, except per share amounts)	2019	2018
Net income, as reported	$89,361	$86,248
Basic earnings per share
Weighted average shares of common stock outstanding-basic	91,911	88,547
Basic earnings per common share	$0.97	$0.97
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	91,911	88,547
Incremental shares:
Equity forward sale agreement (1)	106	—
Other (2)	303	399
Weighted average shares of common stock outstanding-diluted	92,320	88,946
Diluted earnings per common share (3)	$0.97	$0.97

(1)	See Note 14. Common Stock Equity for details regarding the forward sale agreement.

(2)	Consist primarily of unvested stock awards and performance shares.

(3)	There were no anti-dilutive shares excluded from the calculation of diluted earnings per share during the three months ended December 31, 2019 and 2018.

9. DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

Credit Facilities

On December 13, 2019, NJR entered into a four-month, $150 million revolving line of credit facility, which expires on April 13, 2020. The revolving line of credit facility may be prepaid at any time without premium or penalty other than normal break funding costs, proceeds will be used for working capital or other general business purposes of NJR.

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	December 31, 2019	September 30, 2019	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	December 2023
Notes outstanding at end of period	$119,800	$25,450
Weighted average interest rate at end of period	2.08%	3.04%
Amount available at end of period (2)	$300,450	$394,800
Bank revolving credit facilities (1)	$150,000	$—	April 2020
Notes outstanding at end of period	$85,000	$—
Weighted average interest rate at end of period	2.49%	—%
Amount available at end of period (2)	$65,000	$—
NJNG
Bank revolving credit facilities (1)	$250,000	$250,000	December 2023
Commercial paper outstanding at end of period	$49,600	$—
Weighted average interest rate at end of period	1.83%	—%
Amount available at end of period (3)	$199,669	$249,269

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $4.8 million for both December 31, 2019 and September 30, 2019, which reduces amount available by the same amount.

(3)	Letters of credit outstanding total $731,000 for both December 31, 2019 and September 30, 2019, which reduces the amount available by the same amount.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 9, 2019, NJR entered into a $350 million Bridge Facility, which was used primarily to finance the Leaf River acquisition. The Bridge Facility accrues interest at the LIBOR rate for a 1-month interest period plus 0.875 percent during the first 180 days, and 1.075 percent after 180 days. Loans under the Bridge Facility are required to be prepaid to the extent of new cash proceeds received upon the issuance of equity of NJR, the incurrence of indebtedness by NJR or its subsidiaries, the disposition of assets by NJR or its subsidiaries or upon other specified events, in each case subject to certain exceptions set forth in the Bridge Facility. As of December 31, 2019, there were $137.1 million in borrowings remaining against the facility. The net proceeds from the December 2019 equity issuance were used to pay down the Bridge Facility.

Long-term Debt

NJNG

NJNG received $4 million and $9.9 million in December 2019 and 2018, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.2 million and $1.1 million during the three months ended December 31, 2019 and 2018, respectively.

10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension		OPEB
	Three Months Ended		Three Months Ended
	December 31,		December 31,
(Thousands)	2019	2018	2019	2018
Service cost	$2,056	$1,845	$1,355	$1,101
Interest cost	2,647	3,043	2,004	2,081
Expected return on plan assets	(5,057)	(4,763)	(1,560)	(1,379)
Recognized actuarial loss	2,746	1,441	2,791	1,617
Prior service cost amortization	25	25	(49)	(91)
Net periodic benefit cost	$2,417	$1,591	$4,541	$3,329

The Company does not expect to be required to make additional contributions to fund the pension plans during fiscal 2020 or 2021 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the three months ended December 31, 2019 and 2018.

There are no federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU and estimates that it will contribute between $5 million and $10 million over each of the next five years. Additional contributions may be required based on market conditions and changes to assumptions.

11. INCOME TAXES

ASC Topic 740, Income Taxes requires the use of an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating its estimated annual effective tax rate, NJR considers forecasted annual pre-tax income and estimated permanent book versus tax differences, as well as tax credits associated with solar. For investment tax credits, the estimate is based on solar projects that are probable of being completed and placed in service during the current fiscal year based on the best information available at each reporting period. Adjustments to the effective tax rate and management's estimates will occur as information and assumptions change.

Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date, the date in which the act is signed into law.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2019, the Company received a favorable ruling from the IRS regarding a change to its tax method of accounting for the capitalization of certain costs associated with self-constructed property placed in service during fiscal years prior to September 30, 2016. The self-constructed property to which these costs relate is considered qualified energy property as defined under the Internal Revenue Code. As such, the Company is eligible to claim a 30 percent ITC on the increase in the depreciable cost basis of the property through the filing of an amended tax return in the year of change. As a result of the favorable IRS ruling, in June 2019, the Company recorded a benefit from income taxes of approximately $10 million from the additional ITC recognized, net of deferred taxes.

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. A tax benefit claimed, or expected to be claimed, on a tax return may be recognized if it is more likely than not that the position will be upheld upon examination by the applicable taxing authority. Interest and penalties related to unrecognized tax benefits, if any, are recognized within income tax expense and accrued interest, and penalties are recognized within other noncurrent liabilities on the Unaudited Condensed Consolidated Balance Sheets.

As of December 31, 2019, the Company had a reserve of $4.9 million for a portion of tax benefits that are uncertain at this time, which is included in accrued taxes on the Unaudited Condensed Consolidated Balance Sheets. The tax benefits relate to fiscal tax years open to examination by the IRS and may be subject to subsequent adjustment. As of December 31, 2018, there were no reserves associated with uncertain tax positions.

Effective Tax Rate

The forecasted effective tax rates were 0.6 percent and (7.2) percent, for the three months ended December 31, 2019 and 2018, respectively. The increase in the effective tax rate, when compared with the prior fiscal year, is due primarily to an increase in forecasted pre-tax income and a decrease in forecasted tax credits for the fiscal year ending September 30, 2020. Forecasted tax credits, net of deferred income taxes, were $39.7 million and $47.7 million for fiscal 2020 and 2019, respectively.

To the extent there are discrete tax items that are not included in the forecasted effective tax rate, the actual effective tax rate will differ from the estimated annual effective tax rate. During the three months ended December 31, 2019 and 2018, discrete items totaled $798,000 and $1.3 million, respectively, in excess tax benefits associated with the vesting of share-based awards. NJR’s actual effective tax rate was (0.3) percent and (8.8) percent during the three months ended December 31, 2019 and 2018, respectively.

Other Tax Items

As of December 31, 2019 and September 30, 2019, the Company had ITC carryforwards of approximately $158.7 million and $154.2 million, respectively, which each have a life of 20 years. When the Company carries back the federal net operating losses noted below, it expects to recapture investment tax credits totaling $24.1 million. These recaptured tax credits are in addition to the $158.7 million noted above and will be carried forward to offset future taxable income. The Company expects to utilize this entire carryforward, which would begin to expire in fiscal 2034.

The Company had federal income tax net operating losses of approximately $134 million for both December 31, 2019 and September 30, 2019. Federal net operating losses incurred before the implementation of the Tax Act can generally be carried back two years and forward 20 years and will begin to expire in fiscal 2036, with the remainder expiring by 2038. The Company expects to exercise its ability to carryback federal net operating losses to offset taxable income in prior periods.

For the net operating losses it expects to carryback, the Company estimated the portion considered refundable and recorded receivables of approximately $22.8 million for both December 31, 2019 and September 30, 2019, as a component of other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets. Upon filing amended federal income tax returns to carryback its remaining federal net operating losses totaling $24.1 million, the Company will reduce its taxable income in those periods and recapture federal investment tax credits of the same amount that were previously utilized to offset taxable income.

The Company had state income tax net operating losses of approximately $340.2 million for both December 31, 2019 and September 30, 2019. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred. These state carry forward periods range from seven to 20 years and would begin to expire in fiscal 2021, with the majority expiring after 2035. The Company expects to utilize this entire carryforward, other than as described below.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2019, Clean Energy Ventures finalized the sale of its remaining wind assets. As a result of the sale, it is more likely than not that certain state net operating loss carryforwards will not be realizable prior to their expiration. The Company had a valuation allowance of $4 million for both December 31, 2019 and September 30, 2019, related to state net operating loss carryforwards in Montana, Iowa and Kansas. The remaining state income tax net operating losses are expected to be utilized prior to expiration.

The Consolidated Appropriations Act extended the 30 percent ITC for solar property that is under construction on or before December 31, 2019. The credit will decline to 26 percent for property under construction during 2020 and to 22 percent for property under construction during 2021. For any property that is under construction before 2022, but not placed in service before 2024, the ITC will be reduced to 10 percent. Projects placed in service after December 31, 2019, may also qualify for a 30 percent federal ITC if five percent or more of the total costs of a solar property are incurred before the end of the applicable year and there are continuous efforts to advance towards completion of the project, based on the IRS guidance around ITC safe harbor determination. The Company has taken steps to preserve the current ITC rates for solar projects that are completed after the scheduled reduction in rates, in accordance with IRS guidance.

As of December 31, 2019, the IRS has an open examination of the Company's federal income tax return for fiscal 2016, which commenced in March 2019. All periods subsequent to those ended September 30, 2014, are statutorily open for both state and federal examinations.

12. LEASES

Lessee Accounting

The Company determines if an arrangement is a lease at inception based on whether the Company has the right to control the use of an identified asset, the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset and accounts for leases in accordance with ASC 842, Leases. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, including payments at commencement that depend on an index or rate. Most leases in which the Company is the lessee do not have a readily determinable implicit rate, so an incremental borrowing rate, based on the information available at the lease commencement date, is utilized to determine the present value of lease payments. When a secured borrowing rate is not readily available, unsecured borrowing rates are adjusted for the effects of collateral to determine the incremental borrowing rate. The Company uses the implicit rate for agreements in which it is a lessor. The Company has not entered into any material agreements in which it is a lessor. Lease expense and lease income are recognized on a straight-line basis over the lease term for operating leases. For more information on the adoption of ASC 842, Leases, see Note 2. Summary of Significant Accounting Policies.

The Company’s lease agreements primarily consist of commercial solar land leases, storage and capacity leases, equipment and real property, including land and office facilities, office equipment and the sale-leaseback of its natural gas meters.

Certain leases contain escalation provisions for inflation metrics. The storage leases contain a variable payment component that relates to the change in the inflation metrics that are not known past the current payment period. These variable components of these lease payments are excluded from the lease payments that are used to determine the related right-of-use lease asset and liability. These variable portion of these leases are recognized as leasing expenses when they are incurred. The capacity lease payments are fully variable and based on the amount of gas stored in the storage caverns.

Generally, the Company’s solar land leases terms are between 15 and 25 years and include options to extend the terms for multiple additional 5 to 10 year terms each. The Company’s office leases vary in duration, ranging from 1 to 25 years and may or may not include extension options. The majority of the Company’s meter leases are for terms of 7 years with purchase options available prior to the end of the 7 year term. Equipment leases include general office equipment that also vary in duration, most are for a term of 5 years. The Company's storage and capacity leases have assumed terms of 50 years to coincide with the expected useful lives of the cavern assets which the leases are associated with. The Company's lease terms may include options to extend or terminate a lease and they are included in the lease liability calculation when it is reasonably certain that those options will be exercised. The Company has elected an accounting policy that exempts leases with an original term of one year or less from the recognition requirements of ASC 842, Leases.

The Company has lease agreements with lease and non-lease components and has elected the practical expedient to combine lease and non-lease components for certain classes of leases, such as office buildings, solar land leases and office equipment. Variable payments are not significant to the Company. The Company’s lease agreements do not contain any material residual value guarantees, material restrictions or material covenants. There are no material lease transactions with related parties.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the Company's lease costs included in the Unaudited Condensed Consolidated Statements of Operations:

		Three Months Ended
		December 31,
(Thousands)	Income Statement Location	2019
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$1,161
Interest on lease liabilities	Interest expense, net of capitalized interest	247
Total finance lease cost		1,408
Operating lease cost	Operation and maintenance, net of capitalized costs	$1,392
Short-term lease cost	Operation and maintenance	454
Variable lease cost	Operation and maintenance	707
Total lease cost		$3,961

The following table presents supplemental cash flow information related to leases:

Three Months Ended
December 31,
(Thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,562
Operating cash flows from finance leases	$443
Financing cash flows from finance leases	$2,623

Assets obtained in exchange for operating and finance lease liabilities during the three months ended December 31, 2019, was $21.6 million and $4 million, respectively.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	December 31, 2019
Assets
Noncurrent
Operating lease assets	Operating lease assets	$87,793
Finance lease assets	Utility plant	29,220
Total lease assets		$117,013
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$3,805
Finance lease liabilities	Current maturities of long-term debt	10,714
Noncurrent
Operating lease liabilities	Operating lease liabilities	82,909
Finance lease liabilities	Long-term debt	25,846
Total lease liabilities		$123,274

As of December 31, 2019, the weighted average remaining lease term for the operating and finance leases is 28.1 and 4.5 years, respectively. The weighted average discount rate used in the valuation of the operating and finance lease liabilities and right-of-use assets over the remaining lease term is 3.10 percent and 4.02 percent, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2019, the Company has entered into four leases, which have not yet commenced, that would entitle the Company to significant rights or create additional obligations. The leases are expected to commence when construction of the assets are completed during fiscal 2020. Total estimated payments over the life of these leases are approximately $27.8 million. There are options to extend the term of these leases for two additional five-year periods. One of the leases has variable payment terms based upon the capacity of the solar facility and it is therefore excluded from the total estimated payments.

The following table presents the Company's maturities of lease liabilities as of December 31, 2019:

(Thousands)	Operating Leases	Finance Leases
Remainder of fiscal 2020	$4,429	$9,111
2021	5,672	9,347
2022	5,591	6,004
2023	5,564	4,622
2024	5,178	5,279
Thereafter	107,798	5,720
Total future minimum lease payments	134,232	40,083
Less: Interest component	(47,518)	(3,523)
Total lease liability	$86,714	$36,560

The following table reflects the Company's future minimum lease payments due under non-cancelable operating leases for continuing operations as of September 30, 2019, under ASC 840 and is being presented for comparative purposes. These commitments relate principally to commercial solar land leases, equipment and real property leases, including land and office facility leases, gas meters and office equipment.

(Thousands)	Operating Leases	Capital Leases
2020	$4,411	$11,707
2021	$4,698	$6,603
2022	$4,609	$7,494
2023	$4,579	$3,995
2024	$4,199	$4,652
Thereafter	$54,405	$4,173

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through September 2036, for the supply, storage and transportation of natural gas. These contracts include annual fixed charges of approximately $101 million at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments as of December 31, 2019, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2020	2021	2022	2023	2024	Thereafter
Energy Services:
Natural gas purchases	$227,340	$25,248	$—	$—	$—	$—
Storage demand fees	18,767	15,205	11,378	6,805	1,650	935
Pipeline demand fees	61,173	62,606	47,548	23,849	16,106	47,384
Sub-total Energy Services	$307,280	$103,059	$58,926	$30,654	$17,756	$48,319
NJNG:
Natural gas purchases	$10,606	$30,615	$30,402	$30,862	$31,845	$32,248
Storage demand fees	29,014	33,751	25,406	18,744	12,176	10,209
Pipeline demand fees	71,963	76,665	100,399	95,172	71,591	589,768
Sub-total NJNG	$111,583	$141,031	$156,207	$144,778	$115,612	$632,225
Total	$418,863	$244,090	$215,133	$175,432	$133,368	$680,544

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, and Freehold, New Jersey, collectively, the "former MGP sites", including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for further and continued natural resource damages, may be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites. As we have not yet completed the remedial investigation of the site, the total amount of potential costs of all remedial actions at the MGP site in Freehold, New Jersey, cannot be reasonably estimated at this time.

The estimated total future expenditures will range from approximately $115.9 million to $186.2 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets of $129.2 million as of December 31, 2019 and $131.1 million as of September 30, 2019, based on the most likely amount. The remediation liability at December 31, 2019 includes adjustments for actual expenditures during fiscal 2020.

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

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if there were former MGP operations active at the location. The costs associated with preliminary assessment activities are considered immaterial and are included as a component of NJNG’s annual SBC application to recover remediation expenses. NJNG will continue to gather information to further refine and enhance its estimate of potential costs for this site as it becomes available.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. On March 29, 2019, the BPU approved NJNG's annual SBC filing requesting an increase in the RAC, which increased the annual recovery from $7.1 million to $8.5 million, effective April 1, 2019. As of December 31, 2019, $38.2 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

14. COMMON STOCK EQUITY

On December 4, 2019, the Company completed an equity offering of 6,545,454 common shares, consisting of 5,333,334 common shares issued directly by the Company and 1,212,120 common shares issuable pursuant to forward sales agreements with investment banks. The issuance of 5,333,334 resulted in proceeds of approximately $212.9 million, net of issuance costs, and was reflected in shareholders' equity and as a financing activity on the statement of cash flows.

Under the forward sale agreements, a total of 1,212,120 common shares were borrowed from third parties and sold to the underwriters. Each forward sale agreement allows the Company, at its election and prior to September 30, 2020, to physically settle the forward sale agreement by issuing common shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement, which was initially $40.0125 per share, or, alternatively, to settle the forward sale agreement in whole or in part through the delivery or receipt of shares or cash. The forward sale price is subject to adjustment daily based on a floating interest rate factor and will decrease in respect of certain fixed amounts specified in the agreement, such as anticipated dividends.

The Company's current intent is to physically settle the forward sale agreements by issuing common shares. As of December 31, 2019, if the Company elected to net settle the forward sale agreement, the Company would have been required to pay $5 million under a cash settlement or would have been required to deliver 112,805 common shares under a net share settlement.

Issuances of shares under the forward sale agreements are classified as equity transactions. Accordingly, no amounts relating to the forward sale agreements have or will be recorded in the financial statements until settlements take place. Prior to any settlements, the only impact to the financial statements is the inclusion of incremental shares within the calculation of diluted EPS using the treasury stock method until settlement of the forward sale agreements. Under this method, the number of the Company common shares used in calculating diluted EPS is deemed to be increased by the excess, if any, of the number of shares that would be issued upon physical settlement of the forward sale agreements less the number of shares that would be purchased by the Company in the market (based on the average market price during the same reporting period) using the proceeds receivable upon settlement (based on the adjusted forward sale price at the end of that reporting period). Share dilution occurs when the average market price of the Company's common shares is higher than the adjusted forward sale price. See Note 8. Earnings Per Share for the impact of the forward sale agreements on the calculation of diluted earnings per share.

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

Information related to the Company's various reporting segments and other operations is detailed below:

	Three Months Ended
	December 31,
(Thousands)	2019	2018
Operating revenues
Natural Gas Distribution
External customers	$219,623	$199,965
Clean Energy Ventures
External customers	6,212	14,897
Energy Services
External customers (1)	368,304	584,960
Intercompany	2,111	2,307
Midstream
External customers	8,405	—
Intercompany	667	—
Subtotal	605,322	802,129
Home Services and Other
External customers	12,492	11,945
Intercompany	415	545
Eliminations	(3,193)	(2,852)
Total	$615,036	$811,767
Depreciation and amortization
Natural Gas Distribution	$16,817	$13,896
Clean Energy Ventures	9,437	7,923
Energy Services (2)	29	27
Midstream	1,681	1
Subtotal	27,964	21,847
Home Services and Other	246	221
Eliminations	(452)	(236)
Total	$27,758	$21,832
Interest income (3)
Natural Gas Distribution	$107	$199
Energy Services	37	—
Midstream	697	1,056
Subtotal	841	1,255
Home Services and Other	491	436
Eliminations	(1,146)	(1,492)
Total	$186	$199

(1)	Includes sales to Canada for the Energy Services segment, which are immaterial.

(2)	The amortization of acquired wholesale energy contracts is excluded above and is included in gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.

(3)	Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	December 31,
(Thousands)	2019	2018
Interest expense, net of capitalized interest
Natural Gas Distribution	$7,832	$6,103
Clean Energy Ventures	4,492	5,428
Energy Services	1,226	1,887
Midstream	2,822	543
Subtotal	16,372	13,961
Home Services and Other	272	392
Eliminations	(574)	(867)
Total	$16,070	$13,486
Income tax provision (benefit)
Natural Gas Distribution	$8,635	$5,830
Clean Energy Ventures	(20,564)	(23,204)
Energy Services	10,752	9,644
Midstream	702	962
Subtotal	(475)	(6,768)
Home Services and Other	219	(192)
Eliminations	(3)	(1)
Total	$(259)	$(6,961)
Equity in earnings of affiliates
Midstream	$3,664	$3,801
Eliminations	(275)	(640)
Total	$3,389	$3,161
Net financial earnings (loss)
Natural Gas Distribution	$43,856	$31,713
Clean Energy Ventures	(4,916)	10,205
Energy Services	(2,911)	8,370
Midstream	3,004	3,651
Subtotal	39,033	53,939
Home Services and Other	1,109	76
Eliminations	263	78
Total	$40,405	$54,093
Capital expenditures
Natural Gas Distribution	$77,797	$59,755
Clean Energy Ventures	45,699	32,126
Midstream	2,561	1,689
Subtotal	126,057	93,570
Home Services and Other	126	731
Total	$126,183	$94,301
Investments in equity investees
Midstream	$509	$—
Total	$509	$—

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended
	December 31,
(Thousands)	2019	2018
Net financial earnings	$40,405	$54,093
Less:
Unrealized gain on derivative instruments and related transactions	(41,766)	(10,932)
Tax effect	9,931	2,583
Effects of economic hedging related to natural gas inventory	(8,887)	(21,611)
Tax effect	2,112	5,136
NFE tax adjustment	(10,346)	(7,331)
Net income	$89,361	$86,248

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	December 31, 2019	September 30, 2019
Assets at end of period:
Natural Gas Distribution	$3,190,229	$3,064,309
Clean Energy Ventures	944,740	864,323
Energy Services	381,367	290,847
Midstream	651,306	240,955
Subtotal	5,167,642	4,460,434
Home Services and Other	110,562	104,411
Intercompany assets (1)	(183,038)	(191,860)
Total	$5,095,166	$4,372,985

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. RELATED PARTY TRANSACTIONS

NJNG has an agreement with Steckman Ridge for 3 Bcf of firm storage capacity, which expires on March 31, 2025. Under the terms of the agreement, NJNG incurs demand fees at market rates of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG's BGSS mechanism and are included as a component of regulatory assets.

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of December 31, 2019, Energy Services has entered into transactions with Steckman Ridge for varying terms, all of which expire by October 31, 2020.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended
	December 31,
(Thousands)	2019	2018
Natural Gas Distribution	$1,494	$1,473
Energy Services	30	712
Total	$1,524	$2,185

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	December 31, 2019	September 30, 2019
Natural Gas Distribution	$775	$775
Energy Services	16	15
Total	$791	$790

NJNG and Energy Services have entered into various asset management agreements, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. As of December 31, 2019, NJNG and Energy Services had four asset management agreements with expiration dates ranging from October 31, 2019 through October 31, 2021.

NJNG has entered into a 15-year transportation precedent agreement for committed capacity of 180,000 Dths per day and NJRES has entered into a 5-year, 50,000 Dths per day transportation precedent agreement with PennEast, both to commence when PennEast is placed in service.

Energy Services has a 5-year agreement for 3 Bcf of firm storage capacity with Leaf River, which is eliminated in consolidation.

17. ACQUISITIONS AND DISPOSITIONS

Acquisitions

Leaf River

On October 11, 2019, NJR Pipeline Company, an indirect wholly owned subsidiary of NJR, acquired 100 percent of the issued and outstanding limited liability company interests of Leaf River Energy Center LLC for $367.5 million. The purchase price was subject to certain contractual conditions, including customary purchase price adjustments related to the amount of net working capital and transaction expenses. Leaf River owns and operates a 32.2 million Dth salt dome natural gas storage facility, located in southeastern Mississippi.

The Company evaluated the acquisition under the guidance of ASU 2017-01, Clarifying the Definition of a Business and concluded that the acquisition did not meet the definition of a business. As a result, the purchase was accounted for as an asset acquisition as almost all of the fair value relates to the storage assets acquired.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the consideration transferred and preliminary purchase price allocation based upon the relative fair value of the assets acquired and liabilities to be assumed:

(Thousands)	Estimated Fair Value
Purchase price	$367,500
Net working capital adjustment	4,111
Transaction costs	1,664
Total consideration transferred	$373,275
Identifiable assets acquired
Property, plant and equipment	$365,715
Base gas	3,445
Other assets, net	4
Net working capital	4,111
Net assets acquired	$373,275

The total consideration transferred is comprised of the purchase price to the seller and the transaction costs incurred during the acquisition. The Company utilized a discounted cash flow valuation technique to measure the fair value of the property, plant, and equipment based upon the present value of their future economic benefits reflecting current market expectations. Base gas is valued based upon the estimated replacement costs associated with the respective assets.

Base gas is needed to maintain the necessary pressure to allow efficient operation of the storage facility. The base gas is determined to be recoverable and is considered a component of the facility and presented as a component in property, plant and equipment. This gas is not depreciated, as it is expected to be recovered and sold.

Property, plant and equipment consist primarily of surface equipment and pipelines necessary to operate the facility. Depreciation is computed on a straight-line basis over the estimated useful life of the assets, ranging from five to 50 years, based on various classes of depreciable property.

Asset retirement obligations are initially recognized when the legal obligation to retire an asset has been incurred and a reasonable estimate of fair value can be made. The Company records any asset retirement obligations in the period in which information permitting a reasonable estimate of such obligation becomes available. The Company is unable to predict when, or if, the storage facilities and related pipelines would become completely obsolete and require decommissioning. As such, upon acquisition and as of December 31, 2019, there were no liabilities recorded for asset retirement obligations, as both the timing and future estimates of decommissioning the storage facilities and related pipelines were indeterminable.

The assumptions used in the discounted cash flow valuation are not observable in active markets and thus represent non-recurring Level 3 fair value measurements.

Adelphia

In October 2017, Adelphia, an indirect wholly owned subsidiary of NJR, entered into a Purchase and Sale Agreement with Talen pursuant to which Adelphia acquired all of Talen’s membership interests in IEC for a base purchase price of $166 million. As additional consideration, Adelphia will pay Talen specified amounts of up to $23 million contingent upon the achievement of certain regulatory approvals and binding natural gas capacity commitments. In November 2017, the Company made an initial payment of $10 million towards the base purchase price, which is included in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets. On December 19, 2019, FERC issued Adelphia Gateway’s Certificate of Public Convenience and Necessity. The transaction closed on January 13, 2020.

IEC owned an existing 84-mile pipeline in southeastern Pennsylvania. Adelphia acquired IEC and, with it, IEC’s existing pipeline, related assets and rights of way. Adelphia has also agreed to provide firm natural gas transportation service for ten years following the closing to two power generators owned by affiliates of Talen that are currently served by IEC.

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

New Jersey Resources Corporation
Part II

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Critical Accounting Policies

A summary of our critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2019. Our critical accounting policies have not changed from those reported in the 2019 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies for discussion of recently issued accounting standards.

Management's Overview

Consolidated

NJR is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in the United States and Canada. In addition, we invest in clean energy projects, midstream assets and provide various repair, sales and installations services. A more detailed description of our organizational structure can be found in Item 1. Business of our 2019 Annual Report on Form 10-K.

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
Unregulated Wholesale Energy Services
Optimization of Natural Gas Transportation
Optimization of Natural Gas Storage
Producer Services
Asset Management
Midstream (NJR Midstream)
Natural Gas Storage
Natural Gas Transportation
Equity Method Investments

In addition to our four reporting segments above, we have non-utility operations that either provide corporate support services or do not meet the criteria to be treated as a separate reporting segment. These operations, which comprise Home Services and Other, include: appliance repair services, sales and installations at NJRHS; and commercial real estate holdings at CR&R.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

Net income (loss) by reporting segment and operations are as follows:

	Three Months Ended
	December 31,
(Thousands)	2019		2018
Net income (loss)
Natural Gas Distribution	$43,856	49%	$31,713	37%
Clean Energy Ventures	5,430	6	17,536	20
Energy Services	36,025	40	33,374	39
Midstream	3,004	4	3,651	4
Home Services and Other	1,109	1	(25)	—
Eliminations (1)	(63)	—	(1)	—
Total	$89,361	100%	$86,248	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in net income during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, was driven primarily by increased earnings at our Natural Gas Distribution segment due to higher base rates resulting from the base rate case in November 2019, partially offset by decreased earnings at Clean Energy Ventures resulting from the timing of SREC transfers and the absence of wind asset revenue, which was sold in February 2019. The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

Assets by reporting segment and operations are as follows:

(Thousands)	December 31, 2019		September 30, 2019
Assets
Natural Gas Distribution	$3,190,229	63%	$3,064,309	70%
Clean Energy Ventures	944,740	19	864,323	20
Energy Services	381,367	7	290,847	7
Midstream	651,306	13	240,955	5
Home Services and Other	110,562	2	104,411	2
Intercompany assets (1)	(183,038)	(4)	(191,860)	(4)
Total	$5,095,166	100%	$4,372,985	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets was due primarily to the acquisition of Leaf River at our Midstream segment, the recognition of a right-of-use asset upon adoption of ASC 842, Leases on October 1, 2019, increases in utility plant at our Natural Gas Distribution segment, solar assets at Clean Energy Ventures and increased accounts receivable at both our Natural Gas Distribution and Energy Services segments.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended
	December 31,
(Thousands, except per share data)	2019	2018
Net income	$89,361	$86,248
Add:
Unrealized gain on derivative instruments and related transactions	(41,766)	(10,932)
Tax effect	9,931	2,583
Effects of economic hedging related to natural gas inventory (1)	(8,887)	(21,611)
Tax effect	2,112	5,136
NFE tax adjustment	(10,346)	(7,331)
Net financial earnings	$40,405	$54,093
Basic earnings per share	$0.97	$0.97
Add:
Unrealized gain on derivative instruments and related transactions	(0.45)	(0.12)
Tax effect	0.11	0.03
Effects of economic hedging related to natural gas inventory (1)	(0.10)	(0.25)
Tax effect	0.02	0.06
NFE tax adjustment	(0.11)	(0.08)
Basic NFE per share	$0.44	$0.61

(1)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reporting segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2019		2018
Net financial earnings
Natural Gas Distribution	$43,856	108%	$31,713	59%
Clean Energy Ventures	(4,916)	(12)	10,205	19
Energy Services	(2,911)	(7)	8,370	15
Midstream	3,004	7	3,651	7
Home Services and Other	1,109	3	76	—
Eliminations (1)	263	1	78	—
Total	$40,405	100%	$54,093	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in NFE during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, was due primarily to decreased earnings at Clean Energy Ventures resulting from the timing of SREC transfers, absence of wind asset revenue, which was sold in February 2019 and decreased income tax benefit, lower financial margin generated at Energy Services resulting from narrower pricing spreads and decreased volumes in the wholesale gas markets, partially offset by increased base rates at our Natural Gas Distribution segment.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey to approximately 552,100 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which can

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

negatively impact customer growth, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. These risks include, but are not limited to, adverse economic conditions, customer usage, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

Base Rate Case

On November 13, 2019, the BPU issued an order adopting a stipulation of settlement approving a $62.2 million increase to base rates, effective on November 15, 2019. The increase includes an overall rate of return on rate base of 6.95 percent, return on common equity of 9.6 percent, a common equity ratio of 54 percent and a depreciation rate of 2.78 percent.

Infrastructure projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated pipeline integrity management and infrastructure programs.

Below is a summary of NJNG’s capital expenditures, including accruals, for the three months ended December 31, 2019, and estimates of expected investments for fiscal 2020 and 2021:

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory oversight, environmental regulations, unforeseen events and the ability to access capital.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Infrastructure Investment Program

On February 28, 2019, NJNG filed a petition with the BPU seeking authority to implement a five-year Infrastructure Investment Program. The IIP consists of two components: transmission and distribution investments and information technology replacement and enhancements. The total expected investment for the IIP is approximately $507 million. All approved investments are expected to be recovered through annual filings to adjust base rates.

SAFE II and NJ RISE

NJNG continues to implement BPU-approved infrastructure projects that are designed to enhance the reliability and integrity of NJNG's gas distribution system.

The BPU approved the 5-year SAFE II program and the associated rate mechanism, to replace the remaining unprotected steel mains and services from NJNG’s natural gas distribution system at an estimated cost of approximately $200 million, excluding AFUDC. With the extension of SAFE II, $157.5 million was approved for accelerated cost recovery methodology. The remaining $42.5 million in capital expenditures must be requested for recovery in future base rate cases, of which $23.4 million was approved in NJNG’s most recent base rate case.

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

In September 2018, the BPU approved NJNG’s annual petition requesting a base rate increase of $6.8 million for the recovery of SAFE II and NJ RISE capital investment costs related to the twelve months ended June 30, 2018, effective October 1, 2018. In September 2019, the BPU approved NJNG’s annual petition requesting a base rate increase of $7.8 million, effective October 1, 2019.

Southern Reliability Link

The SRL is an approximately 30-mile, 30-inch transmission main designed to support improved system reliability and integrity in the southern portion of NJNG’s service territory. All approvals required for the completion of the project have been received and construction began in December 2018. The cost to construct SRL is estimated to be between $250 million and $270 million upon completion. Costs associated with SRL will be requested for recovery in a future base rate case.

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

	December 31, 2019	December 31, 2018
Firm customers
Residential	489,491	478,983
Commercial, industrial & other	30,422	29,640
Residential transport	22,917	25,559
Commercial transport	9,242	9,540
Total firm customers	552,072	543,722
Other	49	39
Total customers	552,121	543,761

During the three months ended December 31, 2019 and 2018, respectively, NJNG added 2,282 and 2,934 new customers and converted 3 and 53 existing customers to natural gas heat and other services. NJNG expects these new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $1.4 million annually to utility gross margin.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG expects to add approximately 28,000 to 30,000 new customers during the three-year period of fiscal 2020 to 2022. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 65 percent of the growth will come from new construction markets and 35 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG's base rates by approximately $5.5 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Segment Operating Results section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations that follows for a definition and further discussion of utility gross margin.

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

In December 2018, the BPU approved a decrease in NJNG's EE recovery rate reflecting actual costs incurred through September 30, 2018, which resulted in an annual recovery of approximately $8.8 million, effective January 1, 2019. On October 25, 2019, the BPU approved NJNG’s annual filing to increase its EE recovery rate, which resulted in an annual recovery of approximately $11.3 million, effective November 1, 2019.

Since inception, $169.4 million in grants, rebates and loans has been provided to customers. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.75 percent to 10.3 percent.

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

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended
	December 31,
(Thousands)	2019	2018
Weather (1)	$(2,219)	$(1,468)
Usage	1,043	(1,940)
Total	$(1,176)	$(3,408)

(1)	Compared with the 20-year average, weather was 2.5 percent and 4.7 percent colder-than-normal during the three months ended December 31, 2019 and 2018, respectively.

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

In April 2019, the BPU approved NJNG’s annual petition to maintain its BGSS rate for residential and small commercial customers and increase its balancing charge rate, resulting in a $10.3 million increase to the annual revenues credited to BGSS, as well as changes to the CIP rate, which resulted in a $30.9 million annual recovery decrease, effective October 1, 2018. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers and balancing charge revenues are credited to BGSS.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In September 2019, the BPU approved, on a provisional basis, a decrease to NJNG’s BGSS rate for residential and small commercial customers and an increase to its balancing charge rate, resulting in a $2 million decrease to the annual revenues credited to BGSS, as well as changes to the CIP rates, resulting in a $10.6 million annual recovery increase, effective October 1, 2019.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Utility gross margin from incentive programs was $2.7 million and $2 million during the three months ended December 31, 2019 and 2018, respectively.

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

Natural gas commodity prices are shown in the graph below, which illustrates the daily natural gas prices(1) in the Northeast market region, also known as TETCO M-3.
(1) Data source from Platts, a division of McGraw Hill Financial.

The maximum price per MMBtu was $5.59 and $5.67 and the minimum price was $0.68 and $1.25 for the three months ended December 31, 2019 and 2018, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Societal Benefits Charge

USF

NJNG’s qualifying customers are eligible for the USF program, which is administered by the New Jersey Department of Community Affairs, to help make energy bills more affordable. In September 2018, the BPU approved NJNG’s annual USF compliance filing to increase the statewide USF rate, which will result in a $1 million annual increase, effective October 1, 2018. On June 24, 2019, NJNG filed its annual USF compliance filing proposing an increase to the statewide USF rate, which resulted in the annual recovery increasing by $1.2 million, effective October 1, 2019.

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $129.2 million as of December 31, 2019, a decrease of $1.9 million, compared with September 30, 2019. On September 27, 2019, NJNG filed its annual SBC application requesting to recover remediation expenses, including an increase in the RAC, of approximately $1.4 million annually and an increase to the NJCEP factor, which will result in an annual increase of approximately $3.3 million, to be effective April 1, 2020.

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if there were former MGP operations active at the location. The costs associated with preliminary assessment activities are considered immaterial and are included as a component of NJNG’s annual SBC application to recover remediation expenses. We will continue to gather information to further refine and enhance its estimate of potential costs for this site as it becomes available. See Note 13. Commitments and Contingent Liabilities for a more detailed description.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 4. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating Results

NJNG's operating results are as follows:

	Three Months Ended
	December 31,
(Thousands)	2019	2018
Operating revenues	$219,623	$199,965
Operating expenses
Gas purchases (1)	95,822	92,178
Operation and maintenance (2)	36,185	38,227
Regulatory rider expense	11,742	12,632
Depreciation and amortization	16,817	13,896
Total operating expenses	160,566	156,933
Operating income	59,057	43,032
Other income, net	1,266	614
Interest expense, net of capitalized interest	7,832	6,103
Income tax provision	8,635	5,830
Net income	$43,856	$31,713

(1)
Includes related party transactions of approximately $4 million and $4.5 million for the three months ended December 31, 2019 and 2018, respectively, the majority of which is eliminated in consolidation.

(2)	Includes energy and other taxes due to change in presentation in the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Revenues and Gas Purchases

During the three months ended December 31, 2019, compared with the three months ended December 31, 2018, operating revenues increased by 9.8 percent and gas purchases increased 4 percent.

The factors contributing to the increases in operating revenues and gas purchases are as follows:

	Three Months Ended
	December 31,
	2019 v. 2018
(Thousands)	Operating revenues	Gas purchases
Base rate impact	$13,345	$—
Average BGSS rates	2,720	2,720
SAFE II/NJ RISE	2,305	—
CIP adjustments	2,232	—
BGSS incentives	1,311	537
Firm sales	(1,578)	387
Other (1)	(677)	—
Total increase	$19,658	$3,644

(1)	Other includes changes in rider rates, including those related to EE, NJCEP and other programs.

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

Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure to NJNG's utility gross margin, is as follows:

	Three Months Ended
	December 31,
(Thousands)	2019	2018
Operating revenues	$219,623	$199,965
Less:
Gas purchases	95,822	92,178
Regulatory rider expense	11,742	12,632
Utility gross margin	$112,059	$95,155

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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended
	December 31,
	2019		2018
($ in thousands)	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$77,082	14.6	$64,139	14.5
Commercial, industrial and other	15,187	2.8	13,346	2.8
Firm transportation	15,659	4.3	14,396	4.4
Total utility firm gross margin/throughput	107,928	21.7	91,881	21.7
BGSS incentive programs	2,729	27.9	1,955	27.4
Interruptible/off-tariff agreements	1,402	9.0	1,319	5.0
Total utility gross margin/throughput	$112,059	58.6	$95,155	54.1

Utility Firm Gross Margin

Utility firm gross margin increased $16 million during the three months ended December 31, 2019, respectively, compared with the three months ended December 31, 2018, due primarily to the increase in base rates, along with increased rates related to SAFE II and higher margins in BGSS incentive program, discussed below.

BGSS Incentive Programs

The factors contributing to the change in utility gross margin generated by BGSS incentive programs are as follows:

Three Months Ended
December 31,
(Thousands)	2019 v. 2018
Storage	$747
Off-system sales	236
Capacity release	(209)
Total increase	$774

The increase during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, was due primarily to an increase in the storage incentive program related to timing of storage injections and improved margins in off-system sales due primarily to increased volume, partially offset by a decrease in capacity release volume.

Operation and Maintenance Expense

O&M expense decreased $2 million during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, due primarily to decreased compensation and benefit costs along with lower consulting expenses, partially offset by increased shared corporate costs.

Depreciation Expense

Depreciation expense increased $2.9 million during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, as a result of additional utility plant being placed into service, as well as an increase in the overall depreciation rate from 2.4 percent to 2.78 percent resulting from the settlement of the base rate case.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Interest Expense

Interest expense increased $1.7 million during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, due primarily to increased outstanding long-term debt.

Income Tax Provision

Income tax provision increased $2.8 million during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, due primarily to increased operating income.

Net Income

Net income increased $12.1 million during three months ended December 31, 2019, compared with the three months ended December 31, 2018 due primarily to the increase in operating revenue, partially offset by the increases in depreciation, income tax expense and interest expense, as previously discussed.

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

Solar

Solar projects placed in service and related expenditures are as follows:

	Three Months Ended
	December 31,
($ in Thousands)	2019			2018
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected	1	2.9	$11,707	1	10.0	$19,640
Net-metered:
Commercial	—	—	—	1	9.2	27,557
Residential	124	1.3	4,010	166	1.7	4,942
Total placed in service	125	4.2	$15,717	168	20.9	$52,139

Since inception, Clean Energy Ventures has constructed a total of 295.6 MW of solar capacity and has an additional 45 MW under construction or planned for fiscal 2020. Projects that are placed in service through December 31, 2019, qualify for a 30-percent federal ITC. The credit will decline to 26 percent for property under construction during 2020, 22 percent for property under construction during 2021 and 10 percent for any property that is under construction before 2022. Projects placed in service after December 31, 2019, may also qualify for a 30 percent federal ITC if five percent or more of the total costs of a solar property are incurred before the end of the applicable year and there are continuous efforts to advance towards completion of the project, based on the IRS guidance around the ITC safe harbor determination. We have taken steps to preserve the current ITC rate for solar projects that are completed after the scheduled reduction in rates, in accordance with IRS guidance.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Clean Energy Ventures may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of six to 15 years. The Company will continue to operate the solar assets and are responsible for related expenses and entitled to retain the revenue generated from SRECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. Clean Energy Ventures did not enter into any sale-leaseback transactions for its commercial solar assets during the three months ended December 31, 2019 and 2018, and currently does not expect that it will enter into any such transactions through the end of the fiscal year.

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

SREC activity consisted of the following:

	Three Months Ended
	December 31,
	2019	2018
Inventory balance as of October 1,	53,395	105,192
SRECs generated	81,489	53,899
SRECs delivered	(9,693)	(37,820)
Inventory balance as of December 31,	125,191	121,271

During the three months ended December 31, 2019, SRECs generated increased inventory by 51.2 percent, compared with the three months ended December 31, 2018, and the average SREC sales price was $226 and $169 during the three months ended December 31, 2019, and 2018, respectively.

Clean Energy Ventures hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2020	96%
2021	92%
2022	59%
2023	8%

(1)	Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of SRECs by our solar assets. All related costs are included as a component of O&M expenses on the Unaudited Condensed Consolidated Statements of Operations, including such expenses as facility maintenance and various fees.

Onshore Wind

Clean Energy Ventures invested in small to mid-size onshore wind projects that fit its investment profile. In February 2019, Clean Energy Ventures finalized the sale of its remaining wind assets to a subsidiary of Skyline Renewables LLC for total proceeds of $208.6 million. The transaction generated a pre-tax gain of $645,000, which was recognized as a component of O&M expense on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

Clean Energy Ventures’ financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2019	2018
Operating revenues	$6,212	$14,897
Operating expenses
Operation and maintenance (1)	7,334	7,148
Depreciation and amortization	9,437	7,923
Total operating expenses	16,771	15,071
Operating loss	(10,559)	(174)
Other expense, net	(83)	(66)
Interest expense, net	4,492	5,428
Income tax benefit	(20,564)	(23,204)
Net income	$5,430	$17,536

(1)	Includes energy and other taxes due to change in presentation in the Unaudited Condensed Consolidated Statements of Operations.

Operating Revenues

Operating revenues decreased $8.7 million during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, due primarily to the timing of SREC sales and decreased electricity sales as a result of the sale of the remaining wind assets in February 2019.

Operation and Maintenance Expense

O&M expense increased $186,000 during the three months ended December 31, 2019, compared with the three months ended December 31, 2018 due primarily to increased compensation costs, partially offset by lower maintenance expenses related to the sale of the remaining wind assets.

Depreciation Expense

Depreciation expense increased $1.5 million during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, due primarily to increased solar capital additions placed in service.

Income Tax (Benefit)

Income tax benefit decreased $2.6 million during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, due primarily to a decrease in estimated ITCs recognized, partially offset by an increase in operating loss.

Net Income

Net income decreased $12.1 million during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, due primarily to the decreased operating revenue, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Non-GAAP Financial Measures

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating the operating results of Clean Energy Ventures. GAAP requires us, during the interim periods, to estimate our annual effective tax rate and use this rate to calculate the year-to-date tax provision. We also determine an annual estimated effective tax rate for NFE purposes and calculate a quarterly tax adjustment based on the differences between our forecasted net income and our forecasted NFE for the fiscal year. This adjustment is applied to Clean Energy Ventures, as such adjustment is primarily related to tax credits generated by Clean Energy Ventures. No adjustment is needed during the fourth quarter, since the actual effective tax rate is calculated at year end. Accordingly, for NFE purposes, the annual estimated effective tax rate is (3) percent for fiscal 2020 and (13) percent for fiscal 2019.

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

	Three Months Ended
	December 31,
(Thousands)	2019	2018
Net income	$5,430	$17,536
Add:
Net income to NFE tax adjustment	(10,346)	(7,331)
Net financial (loss) earnings	$(4,916)	$10,205

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

Operating Results

Energy Services’ financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2019	2018
Operating revenues (1)	$370,415	$587,267
Operating expenses
Gas purchases (including demand charges (2)(3))	317,724	536,508
Operation and maintenance (4)	4,738	5,846
Depreciation and amortization	29	27
Total operating expenses	322,491	542,381
Operating income	47,924	44,886
Other income, net	79	19
Interest expense, net	1,226	1,887
Income tax provision	10,752	9,644
Net income	$36,025	$33,374

(1)	Includes related party transactions of approximately $2.1 million and $2.3 million for the three months ended December 31, 2019 and 2018, respectively, which are eliminated in consolidation.

(2)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to ten years.

(3)	Includes related party transactions of approximately $46,000 and $1.1 million for the three months ended December 31, 2019 and 2018, respectively, a portion of which is eliminated in consolidation.

(4)	Includes energy and other taxes due to change in presentation in the Unaudited Condensed Consolidated Statements of Operations.

Energy Services' portfolio of financial derivative instruments are composed of:

	Three Months Ended
	December 31,
(in Bcf)	2019	2018
Net short futures contracts	38.4	5.9

Operating Revenues and Gas Purchases

Operating revenues decreased $216.9 million and gas purchases decreased $218.8 million during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, respectively, due primarily to narrower pricing spreads resulting in fewer market opportunities and lower volumes, partially offset by unrealized gains as a result of timing differences in the settlement of certain economic hedges.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operation and Maintenance Expense

O&M expense decreased $1.1 million during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, due primarily to decreased compensation costs.

Income Tax Provision

Income tax provision increased $1.1 million during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, due primarily to increased operating income.

Net Income

Net income increased $2.7 million during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, due primarily to higher operating income related to the increase in unrealized gains and decreased O&M, partially offset by the related increase in income tax provision, as previously discussed.

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

Financial Margin

The following table is a computation of Energy Services' financial margin:

	Three Months Ended
	December 31,
(Thousands)	2019	2018
Operating revenues (1)	$370,415	$587,267
Less: Gas purchases	317,724	536,508
Add:
Unrealized gain on derivative instruments and related transactions	(42,194)	(11,177)
Effects of economic hedging related to natural gas inventory (2)	(8,887)	(21,611)
Financial margin	$1,610	$17,971

(1)
Includes unrealized losses related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $428,000 and $104,000 for the three months ended December 31, 2019 and 2018, respectively.

(2)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of operating income, the closest GAAP financial measure, to Energy Services' financial margin is as follows:

	Three Months Ended
	December 31,
(Thousands)	2019	2018
Operating income	$47,924	$44,886
Add:
Operation and maintenance	4,738	5,846
Depreciation and amortization	29	27
Subtotal	52,691	50,759
Add:
Unrealized gain on derivative instruments and related transactions	(42,194)	(11,177)
Effects of economic hedging related to natural gas inventory	(8,887)	(21,611)
Financial margin	$1,610	$17,971

Financial margin decreased $16.4 million during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, due primarily to narrower pricing spreads and decreased volumes resulting in fewer market opportunities as compared to the prior period.

Net Financial Earnings

A reconciliation of Energy Services' net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended
	December 31,
(Thousands)	2019	2018
Net income	$36,025	$33,374
Add:
Unrealized gain on derivative instruments and related transactions	(42,194)	(11,177)
Tax effect (1)	10,033	2,648
Effects of economic hedging related to natural gas inventory	(8,887)	(21,611)
Tax effect	2,112	5,136
Net financial (loss) earnings	$(2,911)	$8,370

(1)
Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $(102,000) and $(25,000) for the three months ended December 31, 2019 and 2018, respectively.

NFE decreased $11.3 million during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, due primarily to lower financial margin, as previously discussed.

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

Midstream Segment

Overview

Our Midstream segment invests in natural gas assets, such as natural gas transportation and storage facilities. We believe that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide us a growth opportunity. To that end, we have a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates and a 20 percent ownership interest in PennEast, a natural gas pipeline. In addition, NJR Pipeline Company acquired 100 percent of Leaf River for $367.5 million, on October 11, 2019. Leaf River owns and operates a 32.2 million Dth salt dome natural gas storage facility.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Through our subsidiary NJR Pipeline Company, we are a 20 percent investor in PennEast, a partnership whose purpose is to construct and operate a 120-mile natural gas pipeline that will extend from northeast Pennsylvania to western New Jersey. PennEast received a Certificate of Public Convenience and Necessity for the project from FERC on January 19, 2018.

On September 10, 2019, the United States Court of Appeals for the Third Circuit issued an order overturning the United States District Court for the District of New Jersey’s order granting PennEast condemnation and immediate access in accordance with the Natural Gas Act to certain properties in which the State of New Jersey holds an interest. A Petition for Rehearing was denied by the Third Circuit on November 5, 2019.

On October 8, 2019, the NJDEP issued a letter indicating that it deemed PennEast’s freshwater wetlands permit application to be administratively incomplete and closed the matter without prejudice. On October 11, 2019, PennEast submitted a letter to the NJDEP objecting to its position that the application is administratively incomplete. PennEast's objections were rejected by the NJDEP on November 18, 2019.

On October 4, 2019, PennEast filed a petition for Declaratory Order with FERC requesting an interpretation of the eminent domain authority of a FERC certificate holder under the Natural Gas Act. The Declaratory Order was granted on January 30, 2020.

On January 30, 2020, PennEast filed an amendment with FERC to construct the PennEast pipeline in two phases. Phase one consists of construction of a 68-mile pipeline in Pennsylvania from the eastern Marcellus Shale region in Luzerne County that would terminate in Northampton County. Phase two includes construction of the remaining original certificated route in Pennsylvania and New Jersey. Construction is expected to begin following approval by FERC of the phased approach and receipt of any remaining governmental and regulatory permits.

PennEast was granted a 30-day extension to file a Petition for a Writ of Certiorari with the Supreme Court of the United States to review the September 10, 2019 Third Circuit decision and now expects to file a Petition of Certiorari before the March 4, 2020 deadline.

We evaluated our investment in PennEast for impairment and determined an impairment charge was not necessary. It is reasonably possible that future unfavorable developments, such as a reduced likelihood of success from development options and legal outcomes, estimated increases in construction costs, increases in the discount rate, or further significant delays, could result in an impairment of our equity method investment. Also, the use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge in the Unaudited Condensed Consolidated Financial Statements.

As of December 31, 2019, our net investments in Steckman Ridge and PennEast were $113.8 million and $88.5 million, respectively.

Operating Results

The financial results of our Midstream segment are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2019	2018
Operating revenues (1)	$9,072	$—
Operating expenses
Gas purchases	346	—
Operation and maintenance	4,878	636
Depreciation and amortization	1,681	1
Total operating expenses	6,905	637
Operating income	2,167	(637)
Other income, net	697	1,992
Interest expense, net	2,822	543
Income tax provision	702	962
Equity in earnings of affiliates	3,664	3,801
Net income	$3,004	$3,651

(1)	Includes related party transactions of approximately $667,000 for the three months ended December 31, 2019, which are eliminated in consolidation.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating revenue increased $9.1 million during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, due primarily to the acquisition of Leaf River and the revenues generated from October 11, 2019 through December 31, 2019.

Equity in earnings of affiliates remained consistent during the three months ended December 31, 2019, as compared with the three months ended December 31, 2018. The changes include decreases in storage revenue at Steckman Ridge, partially offset by an increase in AFUDC earned at PennEast.

O&M expense increased $4.2 million during the three months ended December 31, 2019, compared with the three months ended months ended December 31, 2018, due primarily to O&M expense at Leaf River during the three months ended December 31, 2019.

Other income decreased $1.3 million during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, due primarily to a decrease in dividend income and unrealized gains related to equity method investments which were sold in March 2019.

Interest expense increased $2.3 million during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, due primarily to increased debt related to the acquisition of Leaf River.

Net income decreased $647,000 during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, due primarily to increased interest expense and decreased other income, as previously discussed, partially offset by an increase in operating income related to Leaf River.

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

Operating Results

The consolidated financial results of Home Services and Other are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2019	2018
Operating revenues	$12,907	$12,490
Operation and maintenance (1)	$10,533	$11,896
Income tax provision (benefit)	$219	$(192)
Net income (loss)	$1,109	$(25)

(1)	Includes energy and other taxes due to change in presentation in the Unaudited Condensed Consolidated Statements of Operations.

Operating revenue increased $417,000 during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, due primarily to increased installation and contract revenue at NJRHS.

O&M decreased $1.4 million during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, due primarily to decreased compensation costs.

Net income increased $1.1 million during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, due primarily to the increase in operating revenue and decreased O&M, as previously discussed.

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

	Three Months Ended
	December 31,
(Thousands)	2019	2018
Net income (loss)	$1,109	$(25)
Add:
Unrealized loss on derivative instruments and related transactions	—	141
Tax effect	—	(40)
Net financial earnings	$1,109	$76

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

Our consolidated capital structure was as follows:

	December 31, 2019	September 30, 2019
Common stock equity	48%	50%
Long-term debt	41	49
Short-term debt	11	1
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. On December 4, 2019, the Company completed an equity offering which satisfied our current equity needs for fiscal 2020 and 2021. NJR raised approximately $212.9 million of equity, net of issuance costs, by issuing 5,333,334 shares of common stock related to the equity offering. NJR also raised approximately $3.6 million and $3.7 million of equity through the DRP by issuing approximately 80,000 and 82,000 shares of treasury stock, during the three months ended December 31, 2019 and 2018, respectively. NJR raised approximately $8 million of equity by issuing approximately 168,000 shares of common stock through the waiver discount feature of the DRP during the three months ended December 31, 2018. There were no shares of common stock issued through the waiver discount feature of the DRP during the three months ended December 31, 2019.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of December 31, 2019, we repurchased a total of approximately 17.1 million of those shares and may repurchase an additional 2.4 million shares under the approved program. There were no shares repurchased during the three months ended December 31, 2019 and 2018.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Common Stock Issuance and Forward Sale Agreement

On December 4, 2019, we completed an equity offering of 6,545,454 common shares, consisting of 5,333,334 common shares issued directly by the Company and 1,212,120 common shares issuable pursuant to forward sales agreements with investment banks. The issuance of 5,333,334 resulted in proceeds of approximately $212.9 million, net of issuance costs, and was reflected in shareholders' equity and as a financing activity on the statement of cash flows.

Under the forward sale agreements, a total of 1,212,120 common shares were borrowed from third parties and sold to the underwriters. Each forward sale agreement allows us, at our election and prior to September 30, 2020, to physically settle the forward sale agreements by issuing common shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement, which was initially $40.0125 per share, or, alternatively, to settle the forward sale agreements in whole or in part through the delivery or receipt of shares or cash. The forward sale price is subject to adjustment daily based on a floating interest rate factor and will decrease in respect of certain fixed amounts specified in the agreements, such as dividends.

Our current intent is to physically settle the forward sale agreements by issuing common shares. As of December 31, 2019, if we had elected to net settle the forward sale agreements, we would have been required to pay $5 million under a cash settlement or would have been required to deliver 112,805 common shares under a net share settlement.

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

We believe that as of December 31, 2019, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of December 31, 2019, NJR had revolving credit facilities totaling $575 million, with $365.5 million available under the facilities.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of December 31, 2019, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $199.7 million.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Short-term borrowings were as follows:

Three Months Ended
(Thousands)	December 31, 2019
NJR
Notes Payable to banks:
Balance at end of period	$341,900
Weighted average interest rate at end of period	2.62%
Average balance for the period	$407,175
Weighted average interest rate for average balance	2.71%
Month end maximum for the period	$550,150
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$49,600
Weighted average interest rate at end of period	1.83%
Average balance for the period	$43,707
Weighted average interest rate for average balance	1.94%
Month end maximum for the period	$62,300

Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in the November through January time frame.

NJR

Based on its average borrowings during the three months ended December 31, 2019, NJR's average interest rate was 2.71 percent, resulting in interest expense of approximately $2.8 million, respectively.

As of December 31, 2019, NJR had two letters of credit outstanding totaling $4.8 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

On October 9, 2019, NJR entered into a $350 million Bridge Facility, which was used primarily to finance the Leaf River acquisition. The Bridge Facility accrues interest at the LIBOR rate for a 1-month interest period plus 0.875 percent during the first 180 days, and 1.075 percent after 180 days, which is dependent on the credit rating of NJNG from Fitch and Moody’s. The occurrence of an event of default under the Bridge Facility could result in all loans and other obligations of NJR becoming immediately due and payable and the Bridge Facility being terminated. Loans under the Bridge Facility are required to be prepaid to the extent of new cash proceeds received upon the issuance of equity of NJR, the incurrence of indebtedness by NJR or its subsidiaries, the disposition of assets by NJR or its subsidiaries or upon other specified events, in each case subject to certain exceptions set forth in the Bridge Facility. As of December 31, 2019, there were $137.1 million in borrowings remaining against the facility. The net proceeds from the December 2019 equity issuance were used to pay down the Bridge Facility.

On December 13, 2019, NJR entered into a four-month, $150 million revolving line of credit facility, which expires on April 13, 2020. The revolving line of credit facility may be prepaid at any time without premium or penalty other than normal break funding costs, proceeds will be used for working capital or other general business purposes of NJR. As of December 31, 2019, there were $85 million in borrowings against the facility.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

As noted above, based on its average borrowings during the three months ended December 31, 2019, NJNG's average interest rate was 1.94 percent, resulting in interest expense of approximately $211,000.

As of December 31, 2019, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

Long-Term Debt

NJR

As of December 31, 2019, NJR had the following outstanding:

•$50 million of 3.25 percent senior notes due September 17, 2022;

•$50 million of 3.20 percent senior notes due August 18, 2023;

•$100 million of 3.48 percent senior notes due November 7, 2024;

•$100 million of 3.54 percent senior notes due August 18, 2026;

•$100 million of 3.96 percent senior notes due June 8, 2028; and

•$150 million of 3.29 percent senior notes due July 17, 2029.

Neither NJNG nor its assets are obligated or pledged to support NJR's long-term debt.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG

As of December 31, 2019, NJNG's long-term debt consisted of $892.8 million in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2059, and $25.8 million in capital leases with various maturities ranging from 2021 to 2026.

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

Sale-Leaseback

NJNG

NJNG received $4 million and $9.9 million in December 2019 and 2018, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

principal payments of $1.2 million and $1.1 million during the three months ended December 31, 2019 and 2018, respecitively. NJNG continues to evaluate this sale-leaseback program based on current market conditions. As noted, natural gas meters are accepted as property under the Mortgage Indenture.

Clean Energy Ventures

Clean Energy Ventures has entered into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over six to 15-year terms. These sale-leasebacks are financing obligations secured by the solar assets, related future cash flows from SREC and energy sales and a continuing guaranty by NJR. ITCs and other tax benefits associated with these solar projects were transferred to the buyer. Clean Energy Ventures will continue to operate the solar projects and retain ownership of SRECs generated, and has the option to renew the lease or repurchase the assets at the end of the lease term per the terms of the arrangement. Clean Energy Ventures did not enter into sale-leasebacks transactions during the three months ended December 31, 2019 and 2018.

Contractual Obligations

NJNG's total capital expenditures are projected to be $425 million and $305 million, in fiscal 2020 and 2021, respectively. Total capital expenditures spent or accrued during the three months ended December 31, 2019, were $76.7 million. NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of December 31, 2019, NJNG's future MGP expenditures are estimated to be $129.2 million. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

Clean Energy Ventures' expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. During the three months ended December 31, 2019, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were $32.3 million. We estimate solar-related capital expenditures for projects during fiscal 2020 to be between $140 million and $150 million.

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

During the three months ended December 31, 2019, capital expenditures related to our Midstream investment in the Adelphia project were $2.6 million. We estimate capital expenditures related to our Midstream investment in the Adelphia project to be between $225 million and $250 million in fiscal 2020, which includes the remaining purchase price of $156 million that was paid upon the close of the acquisition of the related assets in January 2020. We estimate capital expenditures related to our Midstream investment in the PennEast project to be between $7 million and $8 million in fiscal 2020.

Energy Services does not currently anticipate any significant capital expenditures in fiscal 2020 and 2021.

More detailed information regarding contractual obligations is contained in Liquidity and Capital Resources - Contractual Obligations section of Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2019.

Off-Balance-Sheet Arrangements

Our off-balance-sheet arrangements consist of guarantees covering approximately $343.6 million of natural gas purchases, SREC sales and demand fee commitments and outstanding letters of credit totaling $5.5 million.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Cash Flows

Operating Activities

Cash flows used in operating activities during the three months ended December 31, 2019, totaled $43.1 million compared with $104.8 million during the three months ended December 31, 2018. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The decrease of $61.7 million in cash flows used in operating activities during the three months ended December 31, 2019, compared with the three months ended December 31, 2018, was due primarily to lower financial margin at Energy Services and lower broker margin requirements along with decreased payables.

Investing Activities

Cash flows used in investing activities totaled $494.2 million during the three months ended December 31, 2019, compared with $93.7 million during the three months ended December 31, 2018. The increase of $400.5 million was due primarily to the acquisition of Leaf River, see Note 17. Acquisitions and Dispositions, for more detail, as well as, an increase in capital expenditures of $18 million for utility plant and $13.6 million in solar capital expenditures.

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

Cash flows from financing activities totaled $551.4 million during the three months ended December 31, 2019, compared with $204.7 million during the three months ended December 31, 2018. The increase of $346.7 million is due primarily to increased short-term debt activity at NJR primarily related to the acquisition of Leaf River.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Credit Ratings

The table below summarizes NJNG's credit ratings as of December 31, 2019, issued by two rating entities, Moody's and Fitch:

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2019	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2019
Natural Gas Distribution	$(188)	(672)	(497)	$(363)
Energy Services	(11,640)	31,775	4,972	15,163
Total	$(11,828)	31,103	4,475	$14,800

There were no changes in methods of valuations during the three months ended December 31, 2019.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is a summary of fair market value of financial derivatives at December 31, 2019, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2020	2021	2022 - 2024	After 2024	Total Fair Value
Price based on NYMEX/CME	$2,173	931	135	—	$3,239
Price based on ICE	12,855	(448)	(850)	4	11,561
Total	$15,028	483	(715)	4	$14,800

The following is a summary of financial derivatives by type as of December 31, 2019:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	27.6	2.22 - 3.34	$(363)
Energy Services	Futures	(34.6)	0.48 - 6.34	11,809
	Swaps	(3.8)	2.72 - 3.46	3,354
Total				$14,800

(1)	Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2019	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2019
Natural Gas Distribution - Prices based on other external data	$(178)	25	(17)	$(136)
Energy Services - Prices based on other external data	(31,624)	7,849	(1,306)	(22,469)
Total	$(31,802)	7,874	(1,323)	$(22,605)

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $4.8 million. This analysis does not include potential changes to reported credit adjustments embedded in the $9.1 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(2,416)	$(4,833)	$(7,249)	$(9,666)
Ending derivative fair value	$9,133	$6,717	$4,300	$1,884	$(533)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$2,416	$4,833	$7,249	$9,666
Ending derivative fair value	$9,133	$11,549	$13,966	$16,382	$18,799

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of December 31, 2019. Gross credit exposure for Energy Services is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for Midstream is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Energy Services' & Clean Energy Ventures' counterparty credit exposure as of December 31, 2019, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$193,280	$160,168
Noninvestment grade	17,744	2,743
Internally rated investment grade	38,256	30,559
Internally rated noninvestment grade	16,481	7,573
Total	$265,761	$201,043

NJNG's counterparty credit exposure as of December 31, 2019, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$4,089	$3,841
Noninvestment grade	78	—
Internally rated investment grade	56	10
Internally rated noninvestment grade	18,850	12,575
Total	$23,073	$16,426

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

Information regarding NJR's interest rate risk can be found in Item 7A. Quantitative and Qualitative Disclosures About Market Risks and the Liquidity and Capital Resources - Debt section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2019.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2019, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended December 31, 2019, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of our 2019 Annual Report on Form 10-K includes a detailed discussion of our risk factors. Those risks and uncertainties have the potential to materially affect our financial condition and results of operations. There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, of our 2019 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended December 31, 2019:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
10/01/19 - 10/31/19	—	$—	—	2,431,053
11/01/19 - 11/30/19	—	—	—	2,431,053
12/01/19 - 12/31/19	—	—	—	2,431,053
Total	—	$—	—	2,431,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of December 31, 2019, included 19.5 million shares of common stock for repurchase, of which, approximately 2.4 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1
$350,000,000 Term Loan Credit Agreement, dated as of October 9, 2019, by and among New Jersey Resources Corporation and each of the Guarantors party thereto and the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on October 11, 2019)

10.2
Form of Amended and Restated Employment Continuation Agreement dated as of November 12, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 18, 2019)

10.3
Form of Amended and Restated Employment Continuation Agreement for officers of NJR Energy Services Company dated as of November 12, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 18, 2019)

10.4
Forward Sale Agreement between New Jersey Resources Corporation and Wells Fargo Bank, National Association, dated December 4, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on December 9, 2019)

10.5
Forward Sale Agreement between New Jersey Resources Corporation and JPMorgan Chase Bank, National Association, dated December 4, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on December 9, 2019)

10.6
Additional Forward Sale Agreement between New Jersey Resources Corporation and Wells Fargo Bank, National Association, dated December 5, 2019 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on December 9, 2019)

10.7
Additional Forward Sale Agreement between New Jersey Resources Corporation and JPMorgan Chase Bank, National Association, dated December 5, 2019 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on December 9, 2019)

10.8
4-Month $150,000,000 Revolving Line of Credit Facility, dated as of December 13, 2019, by and between New Jersey Resources Corporation and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on December 16, 2019)

10.9
Committed Line of Credit Note in the amount of $150,000,000, dated as of December 13, 2019, by New Jersey Resources Corporation for the benefit of PNC Bank National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on December 16, 2019)

10.10+	New Jersey Resources Corporation Directors' Deferred Compensation Plan

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended December 31, 2019, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
________________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	February 6, 2020
By:/s/ Patrick Migliaccio
Patrick Migliaccio
Senior Vice President and
Chief Financial Officer