Form 10-Q
period 2020-03-31
NEW JERSEY RESOURCES CORP
filed 2020-05-11
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of May 6, 2020 was 95,752,020.

New Jersey Resources Corporation

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS

Adelphia	Adelphia Gateway, LLC
AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
Bridge Facility	The $350 million term loan credit agreement expiring in October 2020
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CIP	Conservation Incentive Program
CME	Chicago Mercantile Exchange
COVID-19	Novel coronavirus disease
CR&R	Commercial Realty & Resources Corp.
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
Dths	Dekatherms
EE	Energy Efficiency
Energy Services	Energy Services segment
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Financial margin
A non-GAAP financial measure, which represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes any accounting impact from the change in the fair value of certain derivative instruments

Fitch	Fitch Ratings Company
FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles of the United States
Home Services and Other	Home Services and Other Operations
ICE	Intercontinental Exchange
IEC	Interstate Energy Company, LLC
IIP	Infrastructure Investment Program
IRS	Internal Revenue Service
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
Leaf River	Leaf River Energy Center LLC
LIBOR	London Inter-Bank Offered Rate
MGP	Manufactured Gas Plant
Moody's	Moody's Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
Natural Gas Act	The Natural Gas Act of 1938, as amended; the federal law regulating interstate natural gas pipeline and storage companies, among other things, codified beginning at 15 U.S.C. Section 717.
NFE	Net Financial Earnings

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	NJNG's $250 million unsecured committed credit facility expiring in December 2023
NJR Credit Facility	NJR's $425 million unsecured committed credit facility expiring in December 2023
NJR or The Company	New Jersey Resources Corporation
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
OASDI	Old Age, Survivors and Disability Insurance tax
O&M	Operation and Maintenance
OPEB	Other Postemployment Benefit Plans
PennEast	PennEast Pipeline Company, LLC
PPA	Power Purchase Agreement
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
S&P	Standard & Poor's Financial Services, LLC
SAFE	Safety Acceleration and Facility Enhancement
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
SREC	Solar Renewable Energy Certificate
SRL	Southern Reliability Link
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Talen	Talen Energy Marketing, LLC
TETCO	Texas Eastern Transmission
The Exchange Act	The Securities Exchange Act of 1934, as amended
The Tax Act	An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017
Third Circuit	The United States Court of Appeals for the Third Circuit
Trustee	U.S. Bank National Association
U.S.	The United States of America
USF	Universal Service Fund

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

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs and SRECs, future rate case proceedings, completion of infrastructure projects, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2020 and thereafter include many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as well as the following:

•	risks related to the impact of COVID-19 on business operations, financial performance and condition and cash flows;

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2020	2019	2020	2019
OPERATING REVENUES
Utility	$297,220	$301,420	$516,843	$501,385
Nonutility	342,394	564,835	737,807	1,176,637
Total operating revenues	639,614	866,255	1,254,650	1,678,022
OPERATING EXPENSES
Gas purchases:
Utility	111,563	138,117	203,377	225,766
Nonutility	318,384	545,268	635,740	1,080,651
Related parties	1,506	2,144	3,030	4,329
Operation and maintenance	66,832	66,023	130,177	129,366
Regulatory rider expenses	15,330	15,391	27,072	28,023
Depreciation and amortization	30,784	22,311	58,542	44,143
Total operating expenses	544,399	789,254	1,057,938	1,512,278
OPERATING INCOME	95,215	77,001	196,712	165,744
Other income, net	7,261	2,758	7,547	3,627
Interest expense, net of capitalized interest	19,203	12,509	35,273	25,995
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	83,273	67,250	168,986	143,376
Income tax benefit	(1,643)	(2,952)	(1,902)	(9,913)
Equity in earnings of affiliates	3,589	3,371	6,978	6,532
NET INCOME	$88,505	$73,573	$177,866	$159,821

EARNINGS PER COMMON SHARE
Basic	$0.93	$0.83	$1.90	$1.80
Diluted	$0.92	$0.82	$1.89	$1.79
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	95,584	88,836	93,747	88,692
Diluted	95,890	89,228	94,073	89,093

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2020	2019	2020	2019
Net income	$88,505	$73,573	$177,866	$159,821
Other comprehensive (loss) income, net of tax
Unrealized loss on derivatives designated as hedging instruments, net of tax of $2,781	(9,711)	—	(9,711)	—
Adjustment to postemployment benefit obligation, net of tax of $(1,753), $(119), $(1,970) and $(215), respectively	6,100	305	6,859	539
Other comprehensive (loss) income	$(3,611)	$305	$(2,852)	$539
Comprehensive income	$84,894	$73,878	$175,014	$160,360

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,
(Thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$177,866	$159,821
Adjustments to reconcile net income to cash flows from operating activities
Unrealized gain on derivative instruments	(45,539)	(707)
Realized and unrealized gains on investments in equity securities	—	(1,567)
Gain on sale of businesses	—	(645)
Depreciation and amortization	58,542	44,143
Amortization of acquired wholesale energy contracts	3,953	7,346
Allowance for equity used during construction	(8,053)	(3,602)
Allowance for doubtful accounts	951	1,149
Non cash lease expense	1,856	—
Deferred income taxes	318	16,337
Manufactured gas plant remediation costs	(5,291)	(4,353)
Equity in earnings, net of distributions received from equity investees	(2,760)	(1,836)
Cost of removal - asset retirement obligations	(122)	(130)
Contributions to postemployment benefit plans	(5,742)	(1,909)
Tax benefit from stock-based compensation	803	1,284
Changes in:
Components of working capital	3,526	(71,746)
Other noncurrent assets	(1,258)	13,483
Other noncurrent liabilities	95	14,719
Cash flows from operating activities	179,145	171,787
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
Expenditures for:
Utility plant	(132,352)	(121,962)
Solar equipment	(69,786)	(52,520)
Midstream and other	(7,724)	(5,786)
Cost of removal	(17,487)	(17,134)
Acquisition of assets, net of cash acquired of $5.1 million	(523,647)	—
Distribution from equity investees in excess of equity in earnings	1,132	1,154
Investments in equity investees	(1,266)	(1,457)
Proceeds from sale of businesses, net of closing costs	—	205,745
Proceeds from sale of investments in equity securities, net	—	34,484
Cash flows (used in) from investing activities	(751,130)	42,524
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from term loan	350,000	—
Payments of term loan	(212,900)	—
Payments of long-term debt	(9,764)	(12,005)
Proceeds from (payments of) short-term debt, net	304,023	(106,050)
Proceeds from sale-leaseback transaction	4,000	9,895
Payments of common stock dividends	(56,821)	(51,750)
Proceeds from issuance of common stock - public equity offering	212,900	—
Proceeds from waiver discount issuance of common stock	—	24,539
Proceeds from issuance of common stock - DRP	8,767	9,522
Tax withholding payments related to net settled stock compensation	(3,893)	(6,607)
Cash flows from (used in) financing activities	596,312	(132,456)
Change in cash, cash equivalents and restricted cash	24,327	81,855
Cash, cash equivalents and restricted cash at beginning of period	4,063	1,710
Cash, cash equivalents and restricted cash at end of period	$28,390	$83,565
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(87,532)	$(105,900)
Inventories	90,484	125,810
Recovery of gas costs	(21,891)	(14,989)
Gas purchases payable	(10,922)	(21,544)
Prepaid expenses	(602)	(4,162)
Prepaid and accrued taxes	22,258	(4,555)
Accounts payable and other	(27,345)	(35,953)
Restricted broker margin accounts	39,193	(2,217)
Customers' credit balances and deposits	(7,788)	(9,163)
Other current assets	7,671	927
Total	$3,526	$(71,746)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$32,872	$27,454
Income taxes	$1,193	$1,003
Accrued capital expenditures	$17,930	$29,685
See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	March 31, 2020	September 30, 2019
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$2,708,934	$2,625,730
Construction work in progress	315,865	237,011
Nonutility plant and equipment, at cost	1,350,888	861,904
Construction work in progress	176,922	62,492
Total property, plant and equipment	4,552,609	3,787,137
Accumulated depreciation and amortization, utility plant	(576,186)	(585,160)
Accumulated depreciation and amortization, nonutility plant and equipment	(179,582)	(156,033)
Property, plant and equipment, net	3,796,841	3,045,944
CURRENT ASSETS
Cash and cash equivalents	25,968	2,676
Customer accounts receivable
Billed	195,683	139,263
Unbilled revenues	41,161	6,510
Allowance for doubtful accounts	(6,803)	(6,148)
Regulatory assets	56,866	32,871
Gas in storage, at average cost	76,353	169,803
Materials and supplies, at average cost	17,819	14,475
Prepaid expenses	9,789	8,333
Prepaid and accrued taxes	1,184	22,602
Derivatives, at fair value	35,428	25,103
Restricted broker margin accounts	23,946	73,723
Other	23,480	22,395
Total current assets	500,874	511,606
NONCURRENT ASSETS
Investments in equity method investees	204,246	200,268
Regulatory assets	450,039	496,637
Operating lease assets	102,395	—
Derivatives, at fair value	8,654	7,426
Intangible assets, net	11,434	14,611
Other noncurrent assets	80,716	96,493
Total noncurrent assets	857,484	815,435
Total assets	$5,155,199	$4,372,985

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands, except share data)	March 31, 2020	September 30, 2019
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding March 31, 2020 — 95,643,185; September 30, 2019 — 89,998,788	$240,221	$226,649
Premium on common stock	493,956	291,331
Accumulated other comprehensive loss, net of tax	(34,639)	(31,787)
Treasury stock at cost and other; shares March 31, 2020 — 445,734; September 30, 2019 —660,734	(4,523)	(10,436)
Retained earnings	1,194,092	1,075,960
Common stock equity	1,889,107	1,551,717
Long-term debt	1,576,708	1,537,177
Total capitalization	3,465,815	3,088,894
CURRENT LIABILITIES
Current maturities of long-term debt	22,048	21,419
Short-term debt	466,573	25,450
Gas purchases payable	126,338	137,271
Gas purchases payable to related parties	801	790
Accounts payable and other	93,431	129,724
Dividends payable	29,888	28,122
Accrued taxes	4,232	3,394
New Jersey Clean Energy Program	5,868	15,468
Derivatives, at fair value	51,686	57,623
Operating lease liabilities	4,156	—
Customers' credit balances and deposits	19,328	27,116
Total current liabilities	824,349	446,377
NONCURRENT LIABILITIES
Deferred income taxes	187,938	190,663
Deferred investment tax credits	3,493	3,653
Deferred gain	1,470	1,554
Derivatives, at fair value	12,028	18,821
Manufactured gas plant remediation	128,868	131,080
Postemployment employee benefit liability	195,441	246,517
Regulatory liabilities	199,737	202,435
Operating lease liabilities	96,713	—
Asset retirement obligation	32,243	31,046
Other	7,104	11,945
Total noncurrent liabilities	865,035	837,714
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$5,155,199	$4,372,985

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2019	89,999	$226,649	$291,331	$(31,787)	$(10,436)	$1,075,960	$1,551,717
Net income	—	—	—	—	—	89,361	89,361
Other comprehensive income	—	—	—	759	—	—	759
Common stock issued:
Common stock offering	5,333	13,333	199,567	—	—	—	212,900
Incentive compensation plan	96	239	3,053	—	—	—	3,292
Dividend reinvestment plan (1)	80	—	314	—	3,185	—	3,499
Cash dividend declared ($.3125 per share)	—	—	—	—	—	(29,846)	(29,846)
Treasury stock and other	—	—	—	—	(3,879)	—	(3,879)
Balance at December 31, 2019	95,508	$240,221	$494,265	$(31,028)	$(11,130)	$1,135,475	$1,827,803
Net income	—	—	—	—	—	88,505	88,505
Other comprehensive loss	—	—	—	(3,611)	—	—	(3,611)
Common stock issued:
Dividend reinvestment plan (1)	143	—	(416)	—	5,621	—	5,205
Cash dividend declared ($.3125 per share)	—	—	—	—	—	(29,888)	(29,888)
Treasury stock and other	(8)	—	107	—	986	—	1,093
Balance at March 31, 2020	95,643	$240,221	$493,956	$(34,639)	$(4,523)	$1,194,092	$1,889,107

Balance at September 30, 2018	88,293	$226,196	$274,748	$(12,610)	$(76,473)	$1,007,117	$1,418,978
Net income	—	—	—	—	—	86,248	86,248
Other comprehensive income	—	—	—	234	—	—	234
Common stock issued:
Incentive compensation plan	137	343	1,791	—	—	—	2,134
Dividend reinvestment plan (1)	82	—	454	—	3,238	—	3,692
Waiver discount	168	—	1,293	—	6,671	—	7,964
Cash dividend declared ($.2925 per share)	—	—	—	—	—	(25,938)	(25,938)
Treasury stock and other	—	—	—	—	1,504	—	1,504
Adoption of ASU 2016-01	—	—	—	(3,446)	—	3,446	—
Adoption of ASU 2017-05	—	—	—	—	—	4,970	4,970
Adoption of ASU 2014-09/ASC 606	—	—	—	—	—	(2,736)	(2,736)
Balance at December 31, 2018	88,680	$226,539	$278,286	$(15,822)	$(65,060)	$1,073,107	$1,497,050
Net income	—	—	—	—	—	73,573	73,573
Other comprehensive income	—	—	—	305	—	—	305
Common stock issued:
Incentive plan	30	74	1,150	—	—	—	1,224
Dividend reinvestment plan (1)	123	—	870	—	4,892	—	5,762
Waiver discount	339	—	3,123	—	13,452	—	16,575
Cash dividend declared ($.2925 per share)	—	—	—	—	—	(25,981)	(25,981)
Treasury stock and other	(8)	—	—	—	654	—	654
Balance at March 31, 2019	89,164	$226,613	$283,429	$(15,517)	$(46,062)	$1,120,699	$1,569,162

(1)	Shares sold through the DRP are issued from treasury stock at average cost, which may differ from the actual market price paid.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services, transportation and storage services and operates certain unregulated businesses primarily through the following:

New Jersey Natural Gas Company provides natural gas utility service to approximately 554,000 customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

NJR Clean Energy Ventures Corporation, the Company's clean energy subsidiary, comprises the Clean Energy Ventures segment and consists of the Company's capital investments in commercial and residential solar projects located throughout New Jersey. Clean Energy Ventures finalized the sale of its remaining wind assets on February 7, 2019; see Note 18. Acquisitions and Dispositions for more details.

NJR Energy Services Company comprises the Energy Services segment. Energy Services maintains and transacts around a portfolio of natural gas storage and transportation capacity contracts and provides physical wholesale energy, retail energy and energy management services in the U.S. and Canada.

NJR Midstream Holdings Corporation, which comprises the Midstream segment, invests in energy-related ventures through its subsidiaries: NJR Steckman Ridge Storage Company, which holds the Company's 50 percent combined ownership interest in Steckman Ridge, located in Pennsylvania, and NJR Pipeline Company, which includes the wholly-owned subsidiaries of Leaf River, which was acquired on October 11, 2019, Adelphia, which was acquired on January 13, 2020, and is subject to FERC regulation, and the Company's 20 percent ownership interest in PennEast. See Note 17. Acquisitions and Dispositions for more information regarding these acquisitions.

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

Impacts of the COVID-19 Pandemic

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the United States. The Company’s Unaudited Condensed Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impacts of COVID-19 on the assumptions and estimates used and determined that for the three months ended March 31, 2020, there were no material adverse impacts on the Company’s results of operations.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Midstream generates revenues from firm storage contracts and transportation contracts, related usage fees and hub services for the use of storage space, injections and withdrawals from their natural gas storage facility and the delivery of natural gas to customers. Demand fees are recognized as revenue over the term of the related agreement while usage fees and hub services revenues are recognized as services are performed.

Revenues from all other activities are recorded in the period during which products or services are delivered and accepted by customers, or over the related contractual term. See Note 3. Revenue for further information.

Gas in Storage

The following table summarizes gas in storage, at average cost by segment as of:

	March 31, 2020		September 30, 2019
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
Energy Services	$35,502	20.3	$52,390	25.6
Natural Gas Distribution	40,655	7.3	117,413	27.0
Midstream	196	0.1	—	—
Total	$76,353	27.7	$169,803	52.6

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

(Thousands)	March 31, 2020	September 30, 2019	March 31, 2019	September 30, 2018
Balance Sheet
Cash and cash equivalents	$25,968	$2,676	$83,160	$1,458
Restricted cash in other noncurrent assets	2,422	1,387	405	252
Statements of Cash Flow
Cash, cash equivalents and restricted cash in the statement of cash flows	$28,390	$4,063	$83,565	$1,710

Loans Receivable

NJNG currently provides loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at net present value on the Unaudited Condensed Consolidated Balance Sheets. The Company recorded $13.1 million and $12.4 million in other current assets and $38 million and $38.8 million in other noncurrent assets as of March 31, 2020 and September 30, 2019, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of March 31, 2020 and September 30, 2019, the Company has not recorded any impairments for SAVEGREEN loans.

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

Software Costs

The Company capitalizes certain costs, such as software design and configuration, coding, testing and installation, that are incurred to purchase or create and implement computer software for internal use. Capitalized costs include external costs of materials and services utilized in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Maintenance costs are expensed as incurred. Upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Amortization is recorded on the straight-line basis over the estimated useful lives. The Company capitalized $3.2 million and $1.7 million in other noncurrent assets and $9.1 million and $4.8 million in utility plant construction work in progress on the Unaudited Condensed Consolidated Balance Sheets at March 31, 2020 and September 30, 2019, respectively, and recorded $1.1 million and $2.6 million in O&M on the Unaudited Condensed Consolidated Statements of Operations during the three and six months ended March 31, 2020, respectively.

Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects during the three months ended March 31, 2020 and 2019:

(Thousands)	Investments in Equity Securities	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance at December 31, 2019	$—	$—	$(31,028)		$(31,028)
Other comprehensive loss (income), net of tax
Other comprehensive (loss) income, before reclassifications, net of tax of $0, $2,781, $(1,681), $1,100	—	(9,711)	5,378		(4,333)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0, $0, $(72), $(72)	—	—	722	(1)	722
Net current-period other comprehensive income, net of tax of $0, $2,781, $(1,753), $1,028	—	(9,711)	6,100		(3,611)
Balance at March 31, 2020	$—	$(9,711)	$(24,928)		$(34,639)
Balance at December 31, 2018	$—	$—	$(15,822)		$(15,822)
Other comprehensive (loss) income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0, $0, $(119), $(119)	—	—	305	(1)	305
Balance at March 31, 2019	$—	$—	$(15,517)		$(15,517)

(1)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects during the six months ended March 31, 2020 and 2019:

(Thousands)	Investments in Equity Securities		Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance at September 30, 2019	$—		$—	$(31,787)		$(31,787)
Other comprehensive loss, net of tax
Other comprehensive (loss) income, before reclassifications, net of tax of $0, $(2,781), $(1,681), $1,100	—		(9,711)	5,378		(4,333)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0, $0, $(289), $(289)	—		—	1,481	(1)	1,481
Net current-period other comprehensive income, net of tax of $0, $2,781, $(1,970), $811	—		(9,711)	6,859		(2,852)
Balance at March 31, 2020	$—		$(9,711)	$(24,928)		$(34,639)
Balance at September 30, 2018	$3,446		$—	$(16,056)		$(12,610)
Other comprehensive income (loss), net of tax
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0,$0, $(215), $(215)	—		—	539	(1)	539
Reclassification to retained earnings	$(3,446)	(2)		$—		$(3,446)
Balance at March 31, 2019	$—		$—	$(15,517)		$(15,517)

(1)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

(2)	Due to the adoption of ASU No. 2016-01, an amendment to ASC 825, Financial Instruments.

Reclassification

Certain prior period amounts related to energy and other taxes on the Unaudited Condensed Consolidated Statements of Operations and prepaid expenses on the Unaudited Condensed Consolidated Balance Sheets and Unaudited Consolidated Condensed Statements of Cash Flows have been reclassified to conform to the current period presentation. Certain amounts related to software costs on the Unaudited Condensed Consolidated Balance Sheets have been reclassified to utility plant construction work in progress to confirm to the current period presentation.

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

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, an amendment to ASC 815, Derivatives and Hedging, which, along with other ASU's containing minor amendments and technical corrections, is intended to make targeted improvements to the accounting for hedging activities by better aligning an entity’s risk management activities and financial reporting for hedging relationships. These amendments modify the accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the amendments are intended to simplify the application of the hedge accounting guidance and provide relief to companies by easing certain hedge documentation requirements. The Company adopted this guidance on October 1, 2019. As October 1, 2019, the Company did not apply hedge accounting to its risk management activities, therefore the amendments did not have an impact on its financial position, results of operations or cash flows.

In October 2018, the FASB issued ASU No. 2018-16, an amendment to ASC 815, Derivatives and Hedging, which permits the use of the Overnight Index Swap rate based on the Secured Overnight Financing Rate as an additional acceptable U.S. benchmark interest rate for hedge accounting purposes. The Company adopted this guidance on October 1, 2019. As the Company did not apply hedge accounting to any of its risk management activities as of October 1, 2019, the amendments did not have an impact on its financial position, results of operations or cash flows.

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

Financial Instruments

In March 2020, the FASB issued ASU 2020-3, Codification Improvements to Financial Instruments. This accounting standard provides clarification of guidance for financial instruments and makes narrow scope amendments related to various issues. The Company adopted this standard effective upon issuance. There was no impact to the Company's financial position, results of operations or cash flows as a result of its adoption.

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, an amendment to ASC 848, Reference Rate Reform, which provides relief for companies preparing for discontinuation of interest rates such as LIBOR. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The amendments in this update are elective and are effective upon the ASU issuance through December 31, 2022. There was no impact to the Company's financial position, results of operations or cash flows as a result of its adoption.

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

Investments - Equity Method and Derivatives and Hedging

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The update states that an entity is required to evaluate observable transactions that necessitate applying or discontinuing the equity method of accounting, when applying the measurement alternative in Topic 321. This evaluation occurs prior to applying or upon ceasing the equity method. The update also states that when applying paragraph 815-10-15-141(a) for forward contracts and purchased options, an entity is not required to assess whether the underlying securities will be accounted for under the equity method in accordance with Topic 323 or fair value method under Topic 825 upon settlement or exercise. The standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period. The Company is currently evaluating the impact of the adoption of this ASU but does not expect that its pending adoption will have a material effect on its consolidated financial statements.

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
The performance obligation of Midstream is to provide the customer with storage and transportation services. Midstream generates revenues from firm storage contracts and transportation contracts, related usage fees for the use of storage space, injection and withdrawal at the storage facility and the delivery of natural gas to customers. Revenue is recognized over time as our customers receive the benefits of our service as it is performed on their behalf using an output method based on actual deliveries.

Demand fees are recognized as revenue over the term of the related agreement.

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
The performance obligation of Midstream is to provide the customer with storage and transportation services. Midstream generates revenues from hub services for the use of storage space, injection and withdrawal from the storage facility. Hub services include park and loan transactions and wheeling.

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

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the three months ended March 31, 2020, is as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Midstream	Home Services and Other	Total
2020
Natural gas utility sales	$266,868	—	—	—	—	$266,868
Wholesale natural gas services	—	—	9,634	11,076	—	20,710
Service contracts	—	—	—	—	8,073	8,073
Installations and maintenance	—	—	—	—	4,292	4,292
Electricity sales	—	4,458	—	—	—	4,458
Eliminations (1)	—	—	—	(675)	(326)	(1,001)
Revenues from contracts with customers	266,868	4,458	9,634	10,401	12,039	303,400
Alternative revenue programs	22,073	—	—	—	—	22,073
Derivative Instruments	8,279	1,537	304,067	—	—	313,883
Eliminations (1)	—	—	258	—	—	258
Revenues out of scope	30,352	1,537	304,325	—	—	336,214
Total operating revenues	$297,220	5,995	313,959	10,401	12,039	$639,614
2019
Natural gas utility sales	$288,168	—	—	—	—	$288,168
Wholesale natural gas services	—	—	12,248	—	—	12,248
Service contracts	—	—	—	—	7,847	7,847
Installations and maintenance	—	—	—	—	4,486	4,486
Electricity sales	—	5,058	—	—	—	5,058
Eliminations (1)	—	—	—	—	(652)	(652)
Revenues from contracts with customers	288,168	5,058	12,248	—	11,681	317,155
Alternative revenue programs	7,901	—	—	—	—	7,901
Derivative Instruments	5,351	6,302	535,577	—	—	547,230
Eliminations (1)	—	—	(6,031)	—	—	(6,031)
Revenues out of scope	13,252	6,302	529,546	—	—	549,100
Total operating revenues	$301,420	11,360	541,794	—	11,681	$866,255

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the six months ended March 31, 2020, is as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Midstream	Home Services and Other	Total
2020
Natural gas utility sales	$486,762	—	—	—	—	$486,762
Natural gas services	—	—	16,955	20,148	—	37,103
Service contracts	—	—	—	—	16,111	16,111
Installations and maintenance	—	—	—	—	9,161	9,161
Electricity sales	—	8,476	—	—	—	8,476
Eliminations (1)	—	—	—	(1,342)	(741)	(2,083)
Revenues from contracts with customers	486,762	8,476	16,955	18,806	24,531	555,530
Alternative revenue programs	20,130	—	—	—	—	20,130
Derivative Instruments	9,951	3,731	667,161	—	—	680,843
Eliminations (1)	—	—	(1,853)	—	—	(1,853)
Revenues out of scope	30,081	3,731	665,308	—	—	699,120
Total operating revenues	$516,843	12,207	682,263	18,806	24,531	$1,254,650

2019
Natural gas utility sales	$483,151	—	—	—	—	$483,151
Natural gas services	—	—	22,328	—	—	22,328
Service contracts	—	—	—	—	15,643	15,643
Installations and maintenance	—	—	—	—	9,180	9,180
Electricity sales	—	12,199	—	—	—	12,199
Eliminations (1)	—	—	—	—	(1,197)	(1,197)
Revenues from contracts with customers	483,151	12,199	22,328	—	23,626	541,304
Alternative revenue programs	7,034	—	—	—	—	7,034
Derivative Instruments	11,200	14,058	1,112,764	—	—	1,138,022
Eliminations (1)	—	—	(8,338)	—	—	(8,338)
Revenues out of scope	18,234	14,058	1,104,426	—	—	1,136,718
Total operating revenues	$501,385	26,257	1,126,754	—	23,626	$1,678,022

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the three months ended March 31, 2020, is as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Midstream	Home Services and Other	Total
2020
Residential	$199,776	2,469	—	—	11,831	$214,076
Commercial and industrial	41,635	1,989	9,634	10,401	208	63,867
Firm transportation	24,123	—	—	—	—	24,123
Interruptible and off-tariff	1,334	—	—	—	—	1,334
Revenues out of scope	30,352	1,537	304,325	—	—	336,214
Total operating revenues	$297,220	5,995	313,959	10,401	12,039	$639,614

2019
Residential	$204,518	2,191	—	—	11,417	$218,126
Commercial and industrial	61,452	2,867	12,248	—	264	76,831
Firm transportation	20,776	—	—	—	—	20,776
Interruptible and off-tariff	1,422	—	—	—	—	1,422
Revenues out of scope	13,252	6,302	529,546	—	—	549,100
Total operating revenues	$301,420	11,360	541,794	—	11,681	$866,255

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the six months ended March 31, 2020, is as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Midstream	Home Services and Other	Total
2020
Residential	$352,998	4,929	—	—	24,110	$382,037
Commercial and industrial	87,057	3,547	16,955	18,806	421	126,786
Firm transportation	43,712	—	—	—	—	43,712
Interruptible and off-tariff	2,995	—	—	—	—	2,995
Revenues out of scope	30,081	3,731	665,308	—	—	699,120
Total operating revenues	$516,843	12,207	682,263	18,806	24,531	$1,254,650

2019
Residential	$338,208	4,323	—	—	23,134	$365,665
Commercial and industrial	102,180	7,876	22,328	—	492	132,876
Firm transportation	39,710	—	—	—	—	39,710
Interruptible and off-tariff	3,053	—	—	—	—	3,053
Revenues out of scope	18,234	14,058	1,104,426	—	—	1,136,718
Total operating revenues	$501,385	26,257	1,126,754	—	23,626	$1,678,022

Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the six months ended March 31, 2020, are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of October 1, 2019	$139,263	$6,510	$27,116
Increase (decrease)	56,420	34,651	(7,788)
Balance as of March 31, 2020	$195,683	$41,161	$19,328

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2020:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Midstream	Home Services and Other	Eliminations	Total
Customer accounts receivable
Billed	$104,853	3,057	81,064	4,574	2,135	—	$195,683
Unbilled	41,161	—	—	—	—	—	41,161
Customers' credit balances and deposits	(19,328)	—	—	—	—	—	(19,328)
Total	$126,686	3,057	81,064	4,574	2,135	—	$217,516

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

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	March 31, 2020	September 30, 2019
Regulatory assets-current
New Jersey Clean Energy Program	$5,868	$15,468
Under-recovered gas costs	9,246	9,506
Conservation Incentive Program	23,481	3,371
Derivatives at fair value, net	16,231	4,526
Other	2,040	—
Total current regulatory assets	$56,866	$32,871
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$35,856	$38,351
Liability for future expenditures	128,868	131,080
Deferred income taxes	21,049	19,631
Derivatives at fair value, net	—	486
SAVEGREEN	12,101	10,201
Postemployment and other benefit costs	165,577	212,461
Deferred storm damage costs	7,601	8,687
Cost of removal	62,488	65,660
Other noncurrent regulatory assets	16,499	10,080
Total noncurrent regulatory assets	$450,039	$496,637
Regulatory liabilities-noncurrent
Tax Act impact (1)	$197,928	$200,417
New Jersey Clean Energy Program	1,318	197
Other noncurrent regulatory liabilities	491	1,821
Total noncurrent regulatory liabilities	$199,737	$202,435

(1)	Reflects the re-measurement and subsequent amortization of NJNG's net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act.

Regulatory filings and/or actions that occurred during the current fiscal year include the following:

•	On October 25, 2019, the BPU approved NJNG’s annual filing to increase its EE recovery rate, which resulted in an annual recovery of approximately $11.3 million, effective November 1, 2019.

•
On November 13, 2019, the BPU issued an order adopting a stipulation of settlement approving a $62.2 million increase to base rates, effective on November 15, 2019. The increase includes an overall rate of return on rate base of 6.95 percent, return on common equity of 9.6 percent, a common equity ratio of 54 percent and a depreciation rate of 2.78 percent.

•
On March 16, 2020, a stipulation was signed in NJNG's annual SBC application which included an increase in the RAC rate of $1.2 million annually and a decrease to the NJCEP factor of $600,000. The stipulation is pending BPU approval.

•
On March 30, 2020, NJNG filed a petition with the BPU requesting a base rate increase of approximately $7.4 million for the recovery associated with NJ RISE and SAFE II capital investments cost of approximately $68.7 million made through June 30, 2020. This filing will be updated for actual information through June 30, 2020. Changes to base rates are anticipated to be effective October 1, 2020.

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

In February 2020 and March 2020, NJNG entered into treasury lock transactions to fix the benchmark treasury rate associated with a forecasted debt issuance expected during the fiscal year. The change in fair value of NJNG's treasury lock agreement is recorded as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets since NJNG believes that the market value upon settlement will be reflected in future rates. Upon settlement, any gain or loss will be amortized in earnings over the life of the future debt issuance as a component of interest expense on the Consolidated Statements of Operations.

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

In February 2020 and March 2020, NJR entered into treasury lock transactions, designated as cash flow hedges, to fix the benchmark treasury rate associated with a forecasted debt issuance expected during the fiscal year. The treasury lock transaction is recorded as a derivative asset or liability at fair value on the Unaudited Condensed Consolidated Balance Sheets. Upon settlement, any gain or loss will be amortized in earnings over the life of the future debt issuance as a component of interest expense on the Consolidated Statements of Operations.

Fair Value of Derivatives

The following table presents the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		March 31, 2020		September 30, 2019
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$131	$175	$67	$245
Financial commodity contracts	Derivatives - current	—	24	382	570
Interest rate contracts	Derivatives - current	—	6,692	—	—
Energy Services:
Physical commodity contracts	Derivatives - current	7,712	16,239	6,847	27,540
	Derivatives - noncurrent	3,366	10,568	1,710	12,641
Financial commodity contracts	Derivatives - current	27,585	15,641	17,806	29,057
	Derivatives - noncurrent	5,288	1,391	5,716	6,105
Foreign currency contracts	Derivatives - current	—	423	1	211
	Derivatives - noncurrent	—	69	—	75
Derivatives designated as hedging instruments:
Home Services and Other:
Interest rate contracts	Derivatives - current	—	12,492	—	—
Total fair value of derivatives		$44,082	$63,714	$32,529	$76,444

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

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of March 31, 2020:
Derivative assets:
Energy Services
Physical commodity contracts	$11,078	$(4,493)	$(200)	$6,385
Financial commodity contracts	32,873	(13,067)	—	19,806
Total Energy Services	$43,951	$(17,560)	$(200)	$26,191
Natural Gas Distribution
Physical commodity contracts	$131	$(102)	$—	$29
Total Natural Gas Distribution	$131	$(102)	$—	$29
Derivative liabilities:
Energy Services
Physical commodity contracts	$26,807	$(4,493)	$—	$22,314
Financial commodity contracts	17,032	(13,067)	(3,701)	264
Foreign currency contracts	492	—	—	492
Total Energy Services	$44,331	$(17,560)	$(3,701)	$23,070
Natural Gas Distribution
Physical commodity contracts	$175	$(102)	$—	$73
Financial commodity contracts	24	—	(24)	—
Interest rate contracts	6,692	—	—	6,692
Total Natural Gas Distribution	$6,891	$(102)	$(24)	$6,765
Home Services and Other
Interest rate contracts	$12,492	$—	$—	$12,492
Total Home Services and Other	$12,492	$—	$—	$12,492
As of September 30, 2019:
Derivative assets:
Energy Services
Physical commodity contracts	$8,557	$(2,906)	$(200)	$5,451
Financial commodity contracts	23,522	(19,646)	—	3,876
Foreign currency contracts	1	(1)	—	—
Total Energy Services	$32,080	$(22,553)	$(200)	$9,327
Natural Gas Distribution
Physical commodity contracts	$67	$(9)	$—	$58
Financial commodity contracts	382	(382)	—	—
Total Natural Gas Distribution	$449	$(391)	$—	$58
Derivative liabilities:
Energy Services
Physical commodity contracts	$40,181	$(2,906)	$—	$37,275
Financial commodity contracts	35,162	(19,646)	(15,516)	—
Foreign currency contracts	286	(1)	—	285
Total Energy Services	$75,629	$(22,553)	$(15,516)	$37,560
Natural Gas Distribution
Physical commodity contracts	$245	$(9)	$—	$236
Financial commodity contracts	570	(382)	(188)	—
Total Natural Gas Distribution	$815	$(391)	$(188)	$236

(1)	Derivative assets and liabilities are presented on a gross basis on the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Includes transactions with NAESB netting election, transactions held by FCMs with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

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

The following table presents the effect of derivative instruments recognized on the Unaudited Condensed Consolidated Statements of Operations for the periods set forth below:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Six Months Ended
		March 31,		March 31,
Derivatives not designated as hedging instruments:		2020	2019	2020	2019
Energy Services:
Physical commodity contracts	Operating revenues	$12,096	$171	$21,932	$(1,361)
Physical commodity contracts	Gas purchases	(1,892)	3,306	(3,302)	(2,126)
Financial commodity contracts	Gas purchases	23,319	(2,231)	69,412	(5,187)
Foreign currency contracts	Gas purchases	(475)	121	(360)	(225)
Home Services and Other:
Interest rate contracts	Interest expense	—	(62)	—	(185)
Total unrealized and realized gains (losses)		$33,048	$1,305	$87,682	$(9,084)

NJNG’s derivative contracts are part of the Company's risk management activities that relate to its natural gas purchases and BGSS incentive programs. At settlement, the resulting gains and/or losses are payable to or recoverable from utility customers and are deferred in regulatory assets or liabilities resulting in no impact to earnings. The following table reflects the (losses) gains associated with NJNG's derivative instruments for the periods set forth below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2020	2019	2020	2019
Natural Gas Distribution:
Physical commodity contracts	$209	$1,436	$1,049	$4,413
Financial commodity contracts	(11,434)	(1,157)	(12,522)	3,239
Interest rate contracts	(6,692)	—	(6,692)	—
Total unrealized and realized (losses) gains	$(17,917)	$279	$(18,165)	$7,652

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJR designates its treasury lock contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to interest expense on the Unaudited Condensed Consolidated Statements of Operations. The following table reflects the effect of derivative instruments designated as cash flow hedges in OCI for the periods set forth below:

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Derivatives in cash flow hedging relationships:	2020	2019	2020	2019
Interest rate contracts	$(12,492)	$—	$—	$—
	Six Months Ended		Six Months Ended
	March 31,		March 31,
Derivatives in cash flow hedging relationships:	2020	2019	2020	2019
Interest rate contracts	$(12,492)	$—	$—	$—

NJNG and Energy Services had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		March 31, 2020	September 30, 2019
Natural Gas Distribution	Futures	24.1	27.6
	Physical	20.0	11.6
Energy Services	Futures	(27.0)	(29.6)
	Physical	30.9	44.5
	Swaps	(2.9)	(5.0)

Not included in the previous table are Energy Services' net notional amount of foreign currency transactions of approximately $5.6 million, notional amounts related to treasury lock transactions of approximately $60 million and $225 million at NJNG and NJR respectively, and 1,087,000 SRECs at Energy Services that were open as of March 31, 2020.

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

(Thousands)	Balance Sheet Location	March 31, 2020	September 30, 2019
Natural Gas Distribution	Restricted broker margin accounts	$2,116	$1,982
Energy Services	Restricted broker margin accounts	$21,830	$71,741

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of March 31, 2020. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$125,043
Noninvestment grade	12,310
Internally rated investment grade	28,499
Internally rated noninvestment grade	32,880
Total	$198,732

Conversely, certain of NJR's, NJNG's and Energy Services' derivative instruments are linked to agreements containing provisions that would require cash collateral payments from the Company if certain events occur. These provisions vary based upon the terms in individual counterparty agreements and can result in cash payments if NJNG's credit rating were to fall below its current level. Specifically, most, but not all, of these additional payments will be triggered if NJNG's debt is downgraded by the major credit agencies, regardless of investment grade status. In addition, some of these agreements include threshold amounts that would result in additional collateral payments if the values of derivative liabilities were to exceed the maximum values provided for in relevant counterparty agreements. Other provisions include payment features that are not specifically linked to ratings, but are based on certain financial metrics.

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2020, was $19.2 million, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on March 31, 2020, the Company would have been required to post an additional $19.2 million to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated fair value of long-term debt, including current maturities, excluding capital leases, debt issuance costs and solar asset financing obligations, is as follows:

(Thousands)	March 31, 2020	September 30, 2019
Carrying value (1) (2) (3) (4)	$1,442,845	$1,442,845
Fair market value	$1,529,601	$1,568,864

(1)	Excludes capital leases of $79.1 million and $35.4 million as of March 31, 2020 and September 30, 2019, respectively.

(2)	Excludes solar asset financing obligations of $87.2 million and $91.4 million as of March 31, 2020 and September 30, 2019, respectively.

(3)	Excludes NJNG's debt issuance costs of $8.8 million and $9 million as of March 31, 2020 and September 30, 2019, respectively.

(4)	Excludes NJR's debt issuance costs of $1.5 million and $2 million as of March 31, 2020 and September 30, 2019, respectively.

NJR utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of March 31, 2020, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2020:
Assets:
Physical commodity contracts	$—	$11,209	$—	$11,209
Financial commodity contracts	30,129	2,744	—	32,873
Money market funds	22,263	—	—	22,263
Other (1)	1,804	—	—	1,804
Total assets at fair value	$54,196	$13,953	$—	$68,149
Liabilities:
Physical commodity contracts	$—	$26,982	$—	$26,982
Financial commodity contracts	16,791	265	—	17,056
Financial commodity contracts - foreign exchange	—	492	—	492
Interest rate contracts	—	19,184	—	19,184
Total liabilities at fair value	$16,791	$46,923	$—	$63,714
As of September 30, 2019:
Assets:
Physical commodity contracts	$—	$8,624	$—	$8,624
Financial commodity contracts	20,028	3,876	—	23,904
Financial commodity contracts - foreign exchange	—	1	—	1
Other (1)	1,706	—	—	1,706
Total assets at fair value	$21,734	$12,501	$—	$34,235
Liabilities:
Physical commodity contracts	$—	$40,426	$—	$40,426
Financial commodity contracts	35,732	—	—	35,732
Financial commodity contracts - foreign exchange	—	286	—	286
Total liabilities at fair value	$35,732	$40,712	$—	$76,444

(1)	Includes money market funds.

7. INVESTMENTS IN EQUITY INVESTEES

NJR's investments in equity method investees include the following as of:

(Thousands)	March 31, 2020	September 30, 2019
Steckman Ridge (1)	$113,224	$114,428
PennEast	91,022	85,840
Total	$204,246	$200,268

(1)
Includes loans with a total outstanding principal balance of $70.4 million for both March 31, 2020 and September 30, 2019. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

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

On January 30, 2020, PennEast filed an amendment with FERC to construct the PennEast pipeline in two phases. Phase one consists of construction of a 68-mile pipeline in Pennsylvania from the eastern Marcellus Shale region in Luzerne County that would terminate in Northampton County.Phase two includes construction of the remaining original certificated route in Pennsylvania and New Jersey. Construction is expected to begin following approval by FERC of the phased approach and receipt of any remaining governmental and regulatory permits.

On February 18, 2020, PennEast filed a writ of certiorari with the Supreme Court of the United States to review the September 10, 2019 Third Circuit decision. The Supreme Court requested that responses to the writ of certiorari be submitted to the Court by no later than May 13, 2020. On May 1, 2020, the Supreme Court extended the time to file a response to June 2, 2020 for all respondents.

At March 31, 2020, the Company evaluated its investment in PennEast for an other-than-temporary impairment and determined an impairment charge was not necessary. It is reasonably possible that future unfavorable developments, such as a reduced likelihood of success from development options and legal outcomes, estimated increases in construction costs, increases in the discount rate, or further significant delays, could result in an impairment of our equity method investment. Also, the use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge in the Unaudited Condensed Consolidated Financial Statements.

8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share amounts)	2020	2019	2020	2019
Net income, as reported	$88,505	$73,573	$177,866	$159,821
Basic earnings per share
Weighted average shares of common stock outstanding-basic	95,584	88,836	93,747	88,692
Basic earnings per common share	$0.93	$0.83	$1.90	$1.80
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	95,584	88,836	93,747	88,692
Incremental shares:
Equity forward sale agreement (1)	—	—	4	—
Other (2)	306	392	322	401
Weighted average shares of common stock outstanding-diluted	95,890	89,228	94,073	89,093
Diluted earnings per common share (3)	$0.92	$0.82	$1.89	$1.79

(1)	See Note 14. Common Stock Equity for details regarding the forward sale agreement.

(2)	Consist primarily of unvested stock awards and performance shares.

(3)
There were anti-dilutive shares of 30,708 excluded from the calculation of diluted earnings per share related to the equity forward sale agreement during the three months ended March 31, 2020. There were no anti-dilutive shares excluded during the three months ended March 31, 2019 and six months ended March 31, 2020 and 2019.

9. DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities

On December 13, 2019, NJR entered into a four-month, $150 million revolving line of credit facility. On March 24, 2020, NJR amended the revolving line of credit facility to extend the termination date from April 13, 2020 to July 13, 2020. The revolving line of credit facility may be prepaid at any time without premium or penalty other than normal break funding costs. Proceeds were used for working capital or other general business purposes of NJR.

On April 24, 2020, NJR entered into a 364-day $250 million revolving credit facility with an interest rate based on LIBOR plus 1.625 percent. After six months, all outstanding amounts under the credit facility will convert to a term loan and will be due on April 23, 2021. Proceeds will be used to fund ongoing ordinary working capital requirements and other general corporate purposes. In connection with entry into this credit facility, all outstanding borrowings under NJR's December 13, 2019, $150 million revolving line of credit facility were repaid.

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	March 31, 2020	September 30, 2019	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	December 2023
Notes outstanding at end of period	$180,000	$25,450
Weighted average interest rate at end of period	3.23%	3.04%
Amount available at end of period (2)	$240,250	$394,800
Bank revolving credit facilities (1)	$150,000	$—	July 2020
Notes outstanding at end of period	$150,000	$—
Weighted average interest rate at end of period	2.14%	—%
Amount available at end of period (2)	$—	$—
NJNG
Bank revolving credit facilities (1)	$250,000	$250,000	December 2023
Commercial paper outstanding at end of period	$—	$—
Weighted average interest rate at end of period	1.68%	—%
Amount available at end of period (3)	$249,269	$249,269

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $4.8 million for both March 31, 2020 and September 30, 2019, which reduces amount available by the same amount.

(3)	Letters of credit outstanding total $731,000 for both March 31, 2020 and September 30, 2019, which reduces the amount available by the same amount.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

On October 9, 2019, NJR entered into a $350 million Bridge Facility, which was used primarily to finance the Leaf River acquisition. The Bridge Facility accrues interest at the LIBOR rate for a 1-month interest period plus 0.875 percent during the first 180 days, and 1.075 percent after 180 days. Loans under the Bridge Facility are required to be prepaid to the extent of new cash proceeds received upon the issuance of equity of NJR, the incurrence of indebtedness by NJR or its subsidiaries, the disposition of assets by NJR or its subsidiaries or upon other specified events, in each case subject to certain exceptions set forth in the Bridge Facility. As of March 31, 2020, there were $137.1 million in borrowings remaining against the facility. The net proceeds from the December 2019 equity issuance were used to pay down the Bridge Facility.

Long-term Debt

NJNG

NJNG received $4 million and $9.9 million in December 2019 and 2018, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.2 million and $1.1 million during the six months ended March 31, 2020 and 2019, respectively.

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

The Affordable Care Act was enacted in March 2010 and created an excise tax applicable to high-cost health plans, commonly known as the Cadillac Tax. Employers who sponsor health plans that have an annual cost that exceeded an amount defined by the law would pay a 40 percent tax on the excess plan costs beginning in 2022. The 2020 federal spending package permanently eliminated the Affordable Care Act-mandated Cadillac tax on high-cost employer-sponsored health coverage. Due to the repeal, the Company's OPEB liability was revalued for these changes. The Company applied a practical expedient to remeasure the plan assets and obligations as of December 31, 2019, which was the nearest calendar month-end date. The impact of the revaluation of the OPEB liability was recorded as of January 1, 2020.

The following summarizes the changes in the funded status of the plan and the related liabilities recognized on the Consolidated Balance Sheets:

	OPEB
(Thousands)	March 31, 2020	September 30, 2019
Change in Benefit Obligation
Benefit obligation at beginning of period	$260,003	$196,785
Service cost	1,354	4,404
Interest cost	2,004	8,324
Plan participants’ contributions (1)	58	210
Actuarial loss (gain)	(44,017)	54,700
Benefits paid, net of retiree subsidies received	(2,342)	(4,420)
Benefit obligation at end of period	$217,060	$260,003
Change in plan assets
Fair value of plan assets at beginning of period	$83,925	$77,980
Actual return on plan assets	4,676	2,499
Employer contributions	2,106	7,926
Benefits paid, net of plan participants’ contributions (1)	(2,284)	(4,479)
Fair value of plan assets at end of period	$88,423	$83,926
Funded status	$(128,637)	$(176,077)
Amounts recognized on Consolidated Balance Sheets
Postemployment employee (liability)
Current	$(800)	$(800)
Noncurrent	(127,837)	(175,277)
Total	$(128,637)	$(176,077)

(1)	Prior to July 1, 1998, employees were eligible to elect an additional participant contribution to enhance their benefits and contributions made during the periods were insignificant.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the amounts recognized in regulatory assets and accumulated other comprehensive income:

	Regulatory Assets	Accumulated Other Comprehensive Income (Loss)
	OPEB	OPEB
Balance at September 30, 2018	$68,685	$7,659
Amounts arising during the period:
Net actuarial loss	48,452	9,264
Amounts amortized to net periodic costs:
Net actuarial (loss)	(5,820)	(648)
Prior service credit	312	53
Balance at September 30, 2019	$111,629	$16,328
Amounts arising during the period:
Net actuarial (gain)	(40,074)	(7,059)
Amounts amortized to net periodic costs:
Net actuarial (loss)	(2,441)	(350)
Prior service credit	45	4
Balance at March 31, 2020	$69,159	$8,923

The amounts in regulatory assets and accumulated other comprehensive income not yet recognized as components of net periodic benefit cost were as follows:

	Regulatory Assets		Accumulated Other Comprehensive Income (Loss)
	OPEB		OPEB
(Thousands)	March 31, 2020	September 30, 2019	March 31, 2020	September 30, 2019
Net actuarial loss	$69,594	$112,109	$8,958	$16,367
Prior service cost (credit)	(435)	(480)	(35)	(39)
Total	$69,159	$111,629	$8,923	$16,328

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	March 31,		March 31,		March 31,		March 31,
(Thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$2,055	$1,846	$4,111	$3,691	$1,072	$1,101	$2,427	$2,202
Interest cost	2,646	3,043	5,293	6,086	1,509	2,081	3,513	4,162
Expected return on plan assets	(5,232)	(4,764)	(10,289)	(9,527)	(1,695)	(1,379)	(3,255)	(2,758)
Recognized actuarial loss	2,466	1,441	5,212	2,882	930	1,616	3,721	3,233
Prior service cost amortization	26	26	51	51	(50)	(91)	(99)	(182)
Net periodic benefit cost	$1,961	$1,592	$4,378	$3,183	$1,766	$3,328	$6,307	$6,657

The Company does not expect to be required to make additional contributions to fund the pension plans during fiscal 2020 or 2021 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the six months ended March 31, 2020 and 2019.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions

The weighted average assumptions used to determine the Company’s obligations are as follows:

	OPEB
	March 31, 2020		September 30, 2019
Obligations:
Discount rate	3.50/3.46%	(1)	3.48/3.44%	(1)
Compensation increase	3.25/3.50%	(1)	3.00/3.50%	(1)

(1)	Percentages for represented and nonrepresented plans, respectively.

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

11. INCOME TAXES

ASC Topic 740, Income Taxes requires the use of an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating its estimated annual effective tax rate, NJR considers forecasted annual pre-tax income and estimated permanent book versus tax differences, as well as investment tax credits associated with solar asset investment. For investment tax credits, the estimate is based on solar projects that are probable of being completed and placed in service during the current fiscal year based on the best information available at each reporting period. Adjustments to the effective tax rate and management's estimates will occur as information and assumptions change.

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

As of March 31, 2020, the Company had a reserve of $4.9 million for a portion of tax benefits that are uncertain at this time, which is included in accrued taxes on the Unaudited Condensed Consolidated Balance Sheets. The tax benefits relate to fiscal tax years open to examination by the IRS and may be subject to subsequent adjustment. As of March 31, 2019, there were no reserves associated with uncertain tax positions.

Effective Tax Rate

The forecasted effective tax rates were 0.5 percent and (5.8) percent, for the six months ended March 31, 2020 and 2019, respectively. The increase in the effective tax rate, when compared with the prior fiscal year, is due primarily to an increase in forecasted pre-tax income for the fiscal year ending September 30, 2020. Forecasted tax credits, net of deferred income taxes, were $43.1 million and $45.2 million for fiscal 2020 and 2019, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

To the extent there are discrete tax items that are not included in the forecasted effective tax rate, the actual effective tax rate will differ from the estimated annual effective tax rate. During the six months ended March 31, 2020 and 2019, discrete items totaled $2.7 million and $1.3 million, respectively, related to a revaluation of certain state deferred tax assets and liabilities as a result of a change in the New Jersey state apportionment factor and excess tax benefits associated with the vesting of share-based awards. NJR’s actual effective tax rate was (1.1) percent and (6.6) percent during the six months ended March 31, 2020 and 2019, respectively.

CARES Act

On March 27, 2020, the President of the United States signed the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes several business tax provisions which include, but are not limited to modifications of federal net operating loss carrybacks and deductibility, changes to prior year refundable alternative minimum tax liabilities, increase of limitations on business interest deductions from 30 percent to 50 percent of earnings before interest, taxes, depreciation, and amortization, technical corrections of the classification of qualified improvement property making them eligible for bonus depreciation, increase of the limits on charitable contribution deductions from 10 percent to 25 percent of adjusted taxable income, modifications of the treatment of federal loans, loan guarantees, and other investments, suspension of industry specific excise taxes, deferral of the company portion of OASDI, and implementation of a refundable employee retention tax credit.

The CARES Act provides for the delay in the required deposit of the employer portion of the OASDI payroll tax from the date of enactment through the end of 2020. Of the taxes that the Company can defer, 50 percent of the deferred taxes are required to be deposited by the end of 2021 and the remaining 50 percent are required to be deposited by the end of 2022. Additionally, The CARES Act provides a refundable tax credit, the employee retention tax credit, to certain employers who are ordered by a competent governmental authority to suspend or reduce business operations due to concern about the spread of COVID-19 or suffered a significant decline in the business during a calendar quarter during 2020 compared to the same calendar quarter during the previous year. The Company has taken action to defer the employer portion of the OASDI tax and is currently investigating the applicability of the Employee Retention Tax credit.

Other Tax Items

As of March 31, 2020 and September 30, 2019, the Company had ITC carryforwards of approximately $171.3 million and $154.2 million, respectively, which each have a life of 20 years. When the Company carries back the federal net operating losses noted below, it expects to recapture investment tax credits totaling $24.1 million. These recaptured tax credits are in addition to the $171.3 million noted above and will be carried forward to offset future taxable income. The Company expects to utilize this entire carryforward, which would begin to expire in fiscal 2034.

The Company had federal income tax net operating losses of approximately $134 million for both March 31, 2020 and September 30, 2019. Federal net operating losses incurred before the implementation of the Tax Act can generally be carried back two years and forward 20 years and will begin to expire in fiscal 2036, with the remainder expiring by 2038. The Company expects to exercise its ability to carryback federal net operating losses to offset taxable income in prior periods.

For the net operating losses it expects to carryback, the Company estimated the portion considered refundable and recorded receivables of approximately $22.8 million for both March 31, 2020 and September 30, 2019, as a component of other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets. Upon filing amended federal income tax returns to carryback its remaining federal net operating losses the Company will recapture tax credits totaling $24.1 million, the Company will reduce its taxable income in those periods and recapture federal investment tax credits of the same amount that were previously utilized to offset taxable income.

The Company had state income tax net operating losses of approximately $340.2 million for both March 31, 2020 and September 30, 2019. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred. These state carry forward periods range from seven to 20 years and would begin to expire in fiscal 2021, with the majority expiring after 2035. The Company expects to utilize this entire carryforward, other than as described below.

In February 2019, Clean Energy Ventures finalized the sale of its remaining wind assets. As a result of the sale, it is more likely than not that certain state net operating loss carryforwards will not be realizable prior to their expiration. The Company had a valuation allowance of $4 million for both March 31, 2020 and September 30, 2019, related to state net operating loss

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carryforwards in Montana, Iowa and Kansas. The remaining state income tax net operating losses are expected to be utilized prior to expiration.

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

As of March 31, 2020, the IRS has an open examination of the Company's federal income tax return for fiscal 2016. All periods subsequent to those ended September 30, 2014, are statutorily open for both state and federal examinations.

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

Generally, the Company’s solar land leases terms are between 15 and 25 years and include options to extend the terms for multiple additional 5 to 10 year terms each. The Company’s office leases vary in duration, ranging from 1 to 25 years and may or may not include extension or early purchase options. The majority of the Company’s meter leases are for terms of 7 years with purchase options available prior to the end of the 7 year term. Equipment leases include general office equipment that also vary in duration, most are for a term of 5 years. The Company's storage and capacity leases have assumed terms of 50 years to coincide with the expected useful lives of the cavern assets with which the leases are associated. The Company's lease terms may include options to extend, purchase the leased asset or terminate a lease and they are included in the lease liability calculation when it is reasonably certain that those options will be exercised. The Company has elected an accounting policy that exempts leases with an original term of one year or less from the recognition requirements of ASC 842, Leases.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the Company's lease costs included in the Unaudited Condensed Consolidated Statements of Operations:

		Three Months Ended	Six Months Ended
		March 31,	March 31,
(Thousands)	Income Statement Location	2020	2020
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$1,299	$2,460
Interest on lease liabilities	Interest expense, net of capitalized interest	301	548
Total finance lease cost		1,600	3,008
Operating lease cost	Operation and maintenance, net of capitalized costs	$1,719	$3,111
Short-term lease cost	Operation and maintenance	172	626
Variable lease cost	Operation and maintenance	403	1,110
Total lease cost		$3,894	$7,855

The following table presents supplemental cash flow information related to leases:

Six Months Ended
March 31,
(Thousands)	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,856
Operating cash flows from finance leases	$704
Financing cash flows from finance leases	$4,038

Assets obtained or modified through amendments in exchange for operating and finance lease liabilities during the three and six months ended March 31, 2020, were $12.4 million and $34 million, and $45.7 million and $49.7 million, respectively.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	March 31, 2020
Assets
Noncurrent
Operating lease assets	Operating lease assets	$102,395
Finance lease assets	Utility plant	73,630
Total lease assets		$176,025
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$4,156
Finance lease liabilities	Current maturities of long-term debt	10,872
Noncurrent
Operating lease liabilities	Operating lease liabilities	96,713
Finance lease liabilities	Long-term debt	68,184
Total lease liabilities		$179,925

As of March 31, 2020, the weighted average remaining lease term for the operating and finance leases is 27.4 and 2.63 years, respectively. The weighted average discount rate used in the valuation of the operating and finance lease liabilities and right-of-use assets over the remaining lease term is 3.18 percent and 2.56 percent, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2020, the Company has entered into three leases, which have not yet commenced, that would entitle the Company to significant rights or create additional obligations. The leases are expected to commence when construction of the assets are completed during fiscal 2020. Total estimated payments over the life of these leases are approximately $5.7 million. There are options to extend the term of these leases for two additional five-year periods. One of the leases has variable payment terms based upon the capacity of the solar facility and it is therefore excluded from the total estimated payments.

The following table presents the Company's maturities of lease liabilities as of March 31, 2020:

(Thousands)	Operating Leases	Finance Leases
Remainder of fiscal 2020	$3,436	$5,133
2021	6,393	56,271
2022	6,326	6,004
2023	6,325	4,622
2024	5,963	5,279
Thereafter	126,319	5,720
Total future minimum lease payments	154,762	83,029
Less: Interest component	(53,893)	(3,973)
Total lease liability	$100,869	$79,056

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

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through October 2036, for the supply, storage and transportation of natural gas. These contracts include annual fixed charges of approximately $127.5 million at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments as of March 31, 2020, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2020	2021	2022	2023	2024	Thereafter
Energy Services:
Natural gas purchases	$169,895	$—	$—	$—	$—	$—
Storage demand fees	24,464	14,228	11,983	4,727	2,173	1,872
Pipeline demand fees	67,581	61,331	37,128	23,820	17,240	44,122
Sub-total Energy Services	$261,940	$75,559	$49,111	$28,547	$19,413	$45,994
NJNG:
Natural gas purchases	$42,700	$31,414	$30,092	$30,719	$30,819	$14,630
Storage demand fees	36,051	27,347	26,554	14,056	11,483	4,634
Pipeline demand fees	91,427	99,634	108,091	94,178	80,298	579,183
Sub-total NJNG	$170,178	$158,395	$164,737	$138,953	$122,600	$598,447
Total	$432,118	$233,954	$213,848	$167,500	$142,013	$644,441

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

The estimated total future expenditures for all former MGP sites will range from approximately $115.9 million to $186.2 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets of $128.9 million as of March 31, 2020 and $131.1 million as of September 30, 2019, based on the most likely amount. The remediation liability at March 31, 2020 includes adjustments for actual expenditures during fiscal 2020. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. On March 16, 2020, a stipulation was signed in NJNG's annual SBC filing which included an increase in the RAC, which will increase the annual recovery from $8.5 million to $9.7 million and is pending approval. As of March 31, 2020, $35.9 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

The Company's current intent is to physically settle the forward sale agreements by issuing common shares. As of March 31, 2020, if the Company elected to net settle the forward sale agreement, the Company would receive $10 million under a cash settlement or would receive 305,727 common shares under a net share settlement.

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

Information related to the Company's various reporting segments and other operations is detailed below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2020	2019	2020	2019
Operating revenues
Natural Gas Distribution
External customers	$297,220	$301,420	$516,843	$501,385
Clean Energy Ventures
External customers	5,995	11,360	12,207	26,257
Energy Services
External customers (1)	313,959	541,794	682,263	1,126,754
Intercompany	(258)	6,031	1,853	8,338
Midstream
External customers	10,401	—	18,806	—
Intercompany	675	—	1,342	—
Subtotal	627,992	860,605	1,233,314	1,662,734
Home Services and Other
External customers	12,039	11,681	24,531	23,626
Intercompany	326	652	741	1,197
Eliminations	(743)	(6,683)	(3,936)	(9,535)
Total	$639,614	$866,255	$1,254,650	$1,678,022
Depreciation and amortization
Natural Gas Distribution	$18,100	$13,972	$34,917	$27,868
Clean Energy Ventures	9,871	8,091	19,308	16,014
Energy Services (2)	27	25	56	52
Midstream	2,397	2	4,078	3
Subtotal	30,395	22,090	58,359	43,937
Home Services and Other	250	222	496	443
Eliminations	139	(1)	(313)	(237)
Total	$30,784	$22,311	$58,542	$44,143
Interest income (3)
Natural Gas Distribution	$136	$181	$243	$380
Energy Services	52	14	89	14
Midstream	2,085	945	2,782	2,001
Subtotal	2,273	1,140	3,114	2,395
Home Services and Other	208	669	699	1,105
Eliminations	(760)	(1,390)	(1,906)	(2,882)
Total	$1,721	$419	$1,907	$618

(1)	Includes sales to Canada for the Energy Services segment, which are immaterial.

(2)	The amortization of acquired wholesale energy contracts is excluded above and is included in gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.

(3)	Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2020	2019	2020	2019
Interest expense, net of capitalized interest
Natural Gas Distribution	$7,473	$5,762	$15,305	$11,865
Clean Energy Ventures	4,835	4,657	9,327	10,085
Energy Services	937	1,624	2,163	3,511
Midstream	5,621	565	8,443	1,108
Subtotal	18,866	12,608	35,238	26,569
Home Services and Other	565	611	837	1,003
Eliminations	(228)	(710)	(802)	(1,577)
Total	$19,203	$12,509	$35,273	$25,995
Income tax provision (benefit)
Natural Gas Distribution	$19,702	$12,266	$28,337	$18,096
Clean Energy Ventures	(22,061)	(14,042)	(42,625)	(37,246)
Energy Services	(2,449)	(1,388)	8,303	8,256
Midstream	1,105	1,219	1,807	2,181
Subtotal	(3,703)	(1,945)	(4,178)	(8,713)
Home Services and Other	1,956	(659)	2,175	(851)
Eliminations	104	(348)	101	(349)
Total	$(1,643)	$(2,952)	$(1,902)	$(9,913)
Equity in earnings of affiliates
Midstream	$3,921	$3,998	$7,585	$7,799
Eliminations	(332)	(627)	(607)	(1,267)
Total	$3,589	$3,371	$6,978	$6,532
Net financial earnings (loss)
Natural Gas Distribution	$86,336	$68,546	$130,192	$100,259
Clean Energy Ventures	15,990	21,730	11,074	31,935
Energy Services	313	19,304	(2,598)	27,674
Midstream	4,258	4,498	7,262	8,149
Subtotal	106,897	114,078	145,930	168,017
Home Services and Other	148	(1,581)	1,257	(1,505)
Eliminations	(109)	(80)	154	(2)
Total	$106,936	$112,417	$147,341	$166,510
Capital expenditures
Natural Gas Distribution	$72,042	$79,341	$149,839	$139,096
Clean Energy Ventures	24,087	20,394	69,786	52,520
Midstream	5,148	(1,689)	7,709	—
Subtotal	101,277	98,046	227,334	191,616
Home Services and Other	(111)	5,055	15	5,786
Total	$101,166	$103,101	$227,349	$197,402
Investments in equity investees
Midstream	$757	$1,457	$1,266	$1,457
Total	$757	$1,457	$1,266	$1,457

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2020	2019	2020	2019
Net financial earnings	$106,936	$112,417	$147,341	$166,510
Less:
Unrealized (gain) loss on derivative instruments and related transactions	(3,773)	10,226	(45,539)	(707)
Tax effect	897	(2,435)	10,828	149
Effects of economic hedging related to natural gas inventory	14,622	22,367	5,735	756
Tax effect	(3,475)	(5,316)	(1,363)	(180)
NFE tax adjustment	10,160	14,002	(186)	6,671
Net income	$88,505	$73,573	$177,866	$159,821

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	March 31, 2020	September 30, 2019
Assets at end of period:
Natural Gas Distribution	$3,243,556	$3,064,309
Clean Energy Ventures	969,545	864,323
Energy Services	208,562	290,847
Midstream	808,760	240,955
Subtotal	5,230,423	4,460,434
Home Services and Other	134,113	104,411
Intercompany assets (1)	(209,337)	(191,860)
Total	$5,155,199	$4,372,985

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

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

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of March 31, 2020, Energy Services has entered into transactions with Steckman Ridge for varying terms, all of which expire by October 31, 2020.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2020	2019	2020	2019
Natural Gas Distribution	$1,477	$1,443	$2,971	$2,916
Energy Services	29	701	59	1,413
Total	$1,506	$2,144	$3,030	$4,329

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	March 31, 2020	September 30, 2019
Natural Gas Distribution	$785	$775
Energy Services	16	15
Total	$801	$790

NJNG and Energy Services have entered into various asset management agreements, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. As of March 31, 2020, NJNG and Energy Services had four asset management agreements with expiration dates ranging from October 31, 2020 through October 31, 2021.

NJNG has entered into a 15-year transportation precedent agreement for committed capacity of 180,000 Dths per day and NJRES has entered into a 5-year, 50,000 Dths per day transportation precedent agreement with PennEast, both to commence when PennEast is placed in service.

NJNG has entered into a 5-year transportation precedent agreement with Adelphia for committed capacity of 130,000 Dths per day.

Energy Services has a 5-year agreement for 3 Bcf of firm storage capacity with Leaf River, which is eliminated in consolidation.

17. ACQUISITIONS AND DISPOSITIONS

Acquisitions

Adelphia

On January 13, 2020, Adelphia, an indirect wholly-owned subsidiary of NJR, acquired all of Talen’s membership interests in IEC, an existing 84-mile pipeline in southeastern Pennsylvania, including related assets and rights of way, for a base purchase price of $166 million. In November 2017, the Company made an initial payment of $10 million towards the base purchase price, which was included in other noncurrent assets on the Consolidated Balance Sheets. The remaining purchase price of $156 million was paid upon the close of the acquisition of the related assets. As additional consideration, Adelphia will pay Talen specified amounts of up to $23 million contingent upon the achievement of certain regulatory approvals and binding natural gas capacity commitments. On December 19, 2019, FERC issued Adelphia Gateway’s Certificate of Public Convenience and Necessity.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adelphia has agreed to provide firm natural gas transportation service for 10 years following the closing to two power generators owned by affiliates of Talen that are currently served by the pipeline.

The Company evaluated the acquisition under the guidance of ASU 2017-01, Clarifying the Definition of a Business and concluded that the acquisition did not meet the definition of a business, as almost all of the fair value relates to the pipeline assets acquired. As a result, the purchase was accounted for as an asset acquisition.

The following table summarizes the consideration transferred and purchase price allocation based upon the relative fair value of the assets acquired and liabilities to be assumed:

(Thousands)	Estimated Fair Value
Purchase price	$166,000
Net working capital adjustment	(449)
Transaction costs	9,456
Total costs capitalized	$175,007
Identifiable assets acquired
Property, plant and equipment	$174,438
Other	1,018
Net working capital	(449)
Net assets acquired	$175,007

The Company utilized a discounted cash flow valuation technique to measure the fair value of the property, plant, and equipment based upon the present value of their future economic benefits reflecting current market expectations. The assumptions used in the discounted cash flow valuation are not observable in active markets and thus represent non-recurring Level 3 fair value measurements.

Property, plant and equipment consist primarily of pipeline related assets, land, buildings and other structures and software. Depreciation is computed on a straight-line basis over the estimated useful life of the assets, ranging from five to 30 years, based on various classes of depreciable property. Other assets consist primarily of an assembled workforce and base gas.

Asset retirement obligations are initially recognized when the legal obligation to retire an asset has been incurred and a reasonable estimate of fair value can be made. The Company records any asset retirement obligations in the period in which information permitting a reasonable estimate of such obligation becomes available. The Company is unable to predict when, or if, the pipelines would become completely obsolete and require decommissioning. As such, upon acquisition, there were no liabilities recorded for asset retirement obligations, as both the timing and future estimates of decommissioning the pipeline was indeterminable.

Leaf River

On October 11, 2019, NJR Pipeline Company, an indirect wholly-owned subsidiary of NJR, acquired 100 percent of the issued and outstanding limited liability company interests of Leaf River Energy Center LLC for $367.5 million. The purchase price was subject to certain contractual conditions, including customary purchase price adjustments related to the amount of net working capital and transaction expenses. Leaf River owns and operates a 32.2 million Dth salt dome natural gas storage facility, located in southeastern Mississippi.

The Company evaluated the acquisition under the guidance of ASU 2017-01, Clarifying the Definition of a Business and concluded that the acquisition did not meet the definition of a business, as almost all of the fair value relates to the storage assets acquired. As a result, the purchase was accounted for as an asset acquisition.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the consideration transferred and purchase price allocation based upon the relative fair value of the assets acquired and liabilities to be assumed:

(Thousands)	Estimated Fair Value
Purchase price	$367,500
Net working capital adjustment	4,111
Transaction costs	1,664
Total costs capitalized	$373,275
Identifiable assets acquired
Property, plant and equipment	$365,715
Base gas	3,445
Other assets, net	4
Net working capital	4,111
Net assets acquired	$373,275

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

Asset retirement obligations are initially recognized when the legal obligation to retire an asset has been incurred and a reasonable estimate of fair value can be made. The Company records any asset retirement obligations in the period in which information permitting a reasonable estimate of such obligation becomes available. The Company is unable to predict when, or if, the storage facilities and related pipelines would become completely obsolete and require decommissioning. As such, upon acquisition, there were no liabilities recorded for asset retirement obligations, as both the timing and future estimates of decommissioning the storage facilities and related pipelines were indeterminable.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Impacts of the COVID-19 Pandemic

We are closely monitoring developments related to the COVID-19 pandemic and are taking steps intended to limit potential exposure for our employees and those we serve. We have also taken proactive steps to ensure business continuity in the safe operation of our business. Both NJR and NJNG continue to have sufficient liquidity to meet their current obligations and business operations remain fundamentally unchanged at this time. This is, however, a rapidly evolving situation, and we cannot predict the extent or duration of the outbreak, the effects of the pandemic on the global, national or local economy, or its effects on our financial condition, results of operations and cash flows. We cannot predict whether future operations will be impacted differently than the impacts reflected in the three months ended March 31, 2020. We will continue to monitor developments affecting our employees, customers, and operations and take additional steps to address the COVID-19 pandemic and its impacts, as necessary.

Operating Results

Net income (loss) by reporting segment and operations are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2020		2019		2020		2019
Net income (loss)
Natural Gas Distribution	$86,336	98%	$68,546	93%	$130,192	73%	$100,259	63%
Clean Energy Ventures	5,830	7	7,728	10	11,260	6	25,264	16
Energy Services	(8,435)	(10)	(4,460)	(6)	27,590	16	28,914	18
Midstream	4,258	5	4,498	6	7,262	4	8,149	5
Home Services and Other	148	—	(1,668)	(2)	1,257	1	(1,693)	(1)
Eliminations (1)	368	—	(1,071)	(1)	305	—	(1,072)	(1)
Total	$88,505	100%	$73,573	100%	$177,866	100%	$159,821	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in net income during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, was driven primarily by increased earnings at our Natural Gas Distribution segment due to higher base rates resulting from the base rate case in November 2019, partially offset by decreased earnings at Clean Energy Ventures resulting from the timing of SREC transfers and the absence of wind asset revenue, which was sold in February 2019. The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

Assets by reporting segment and operations are as follows:

(Thousands)	March 31, 2020		September 30, 2019
Assets
Natural Gas Distribution	$3,243,556	63%	$3,064,309	70%
Clean Energy Ventures	969,545	19	864,323	20
Energy Services	208,562	4	290,847	7
Midstream	808,760	16	240,955	5
Home Services and Other	134,113	2	104,411	2
Intercompany assets (1)	(209,337)	(4)	(191,860)	(4)
Total	$5,155,199	100%	$4,372,985	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets was due primarily to the acquisition of Leaf River and Adelphia at our Midstream segment, the recognition of a right-of-use asset upon adoption of ASC 842, Leases on October 1, 2019, increases in utility plant at our Natural Gas Distribution segment, solar assets at Clean Energy Ventures and increased accounts receivable at our Natural Gas Distribution segment, partially offset by decreased gas in storage at both our Natural Gas Distribution and Energy Services segments and broker margin requirements at Energy Services.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2020	2019	2020	2019
Net income	$88,505	$73,573	$177,866	$159,821
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(3,773)	10,226	(45,539)	(707)
Tax effect	897	(2,435)	10,828	149
Effects of economic hedging related to natural gas inventory (1)	14,622	22,367	5,735	756
Tax effect	(3,475)	(5,316)	(1,363)	(180)
NFE tax adjustment	10,160	14,002	(186)	6,671
Net financial earnings	$106,936	$112,417	$147,341	$166,510
Basic earnings per share	$0.93	$0.83	$1.90	$1.80
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(0.04)	0.12	(0.49)	(0.01)
Tax effect	0.01	(0.03)	0.11	—
Effects of economic hedging related to natural gas inventory (1)	0.15	0.25	0.06	0.01
Tax effect	(0.04)	(0.06)	(0.01)	—
NFE tax adjustment	0.11	0.16	—	0.08
Basic NFE per share	$1.12	$1.27	$1.57	$1.88

(1)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NFE by reporting segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2020		2019		2020		2019
Net financial earnings
Natural Gas Distribution	$86,336	81%	$68,546	61%	$130,192	88%	$100,259	60%
Clean Energy Ventures	15,990	15	21,730	19	11,074	8	31,935	19
Energy Services	313	—	19,304	17	(2,598)	(2)	27,674	17
Midstream	4,258	4	4,498	4	7,262	5	8,149	5
Home Services and Other	148	—	(1,581)	(1)	1,257	1	(1,505)	(1)
Eliminations (1)	(109)	—	(80)	—	154	—	(2)	—
Total	$106,936	100%	$112,417	100%	$147,341	100%	$166,510	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in NFE during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, was due primarily to lower financial margin generated at Energy Services resulting from warmer weather, which lead to decreased demand, lower natural gas prices and ultimately decreased volatility in the wholesale natural gas markets, decreased earnings at Clean Energy Ventures resulting from the timing of SREC transfers and the absence of wind asset revenue, which was sold in February 2019, partially offset by increased base rates at our Natural Gas Distribution segment.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey to approximately 554,000 customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, including those risks associated with COVID-19 and may include but is not limited to impacts to customer growth and customer usage, customer collections, the timing and costs of capital expenditures and construction of infrastructure projects, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. In addition, NJNG may be subject to adverse economic conditions, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

Below is a summary of NJNG’s capital expenditures, including accruals, for the six months ended March 31, 2020, and estimates of expected investments for fiscal 2020 and 2021:

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory oversight, environmental regulations, unforeseen events and the ability to access capital.

Infrastructure Investment Program

On February 28, 2019, NJNG filed a petition with the BPU seeking authority to implement a five-year Infrastructure Investment Program. The IIP consists of two components: transmission and distribution investments and information technology replacement and enhancements. The total expected investment for the IIP is approximately $507 million. If approved, the investments are expected to be recovered through annual filings to adjust base rates.

SAFE II and NJ RISE

NJNG continues to implement BPU-approved infrastructure projects that are designed to enhance the reliability and integrity of NJNG's gas distribution system.

The BPU approved the 5-year SAFE II program and the associated rate mechanism, to replace the remaining unprotected steel mains and services from NJNG’s natural gas distribution system at an estimated cost of approximately $200 million, excluding AFUDC. With the approval of SAFE II, $157.5 million was approved for accelerated cost recovery methodology. The remaining $42.5 million in capital expenditures must be requested for recovery in base rate cases, of which $23.4 million was approved in NJNG’s most recent base rate case.

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

On March 30, 2020, NJNG filed a petition with the BPU requesting a base rate increase of approximately $7.4 million for the recovery associated with NJ RISE and SAFE II capital investment costs of approximately $68.7 million made for the twelve months ended June 30, 2020. The filing will be updated with actual information through June 30, 2020 in late July. Changes to base rates are anticipated to be effective October 1, 2020.

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

NJNG's total customers include the following:

	March 31, 2020	March 31, 2019
Firm customers
Residential	491,419	482,126
Commercial, industrial & other	30,545	30,562
Residential transport	22,783	24,464
Commercial transport	9,230	8,907
Total firm customers	553,977	546,059
Other	59	59
Total customers	554,036	546,118

During the six months ended March 31, 2020 and 2019, respectively, NJNG added 4,339 and 5,030 new customers and converted 145 and 153 existing customers to natural gas heat and other services. NJNG expects these new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $3 million annually to utility gross margin.

NJNG continues to expect to add approximately 28,000 to 30,000 new customers during the three-year period of fiscal 2020 to 2022. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 65 percent of the growth will come from new construction markets and 35 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG's base rates by approximately $5.5 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Segment Operating Results section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations that follows for a definition and further discussion of utility gross margin.

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

Since inception, $171.4 million in grants, rebates and loans has been provided to customers. The recovery includes a weighted average cost of capital that ranges from 6.9 percent to 7.76 percent, with a return on equity of 9.6 percent to 10.3 percent.

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

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2020	2019	2020	2019
Weather (1)	$25,363	$(363)	$23,144	$(1,831)
Usage	(2,321)	4,283	(1,278)	2,343
Total	$23,042	$3,920	$21,866	$512

(1)
Compared with the 20-year average, weather was 19.8 percent warmer-than-normal and 1 percent colder-than-normal during the three months ended March 31, 2020 and 2019, respectively, and 11.2 percent warmer-than-normal and 2.4 percent colder-than-normal during the six months ended March 31, 2020 and 2019, respectively.

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

On March 27, 2020, the BPU approved, on a final basis, a decrease to NJNG’s BGSS rate for residential and small commercial customers and an increase to its balancing charge rate, resulting in a $2 million decrease to the annual revenues credited to BGSS, as well as changes to the CIP rates, resulting in a $10.6 million annual recovery increase, effective October 1, 2019.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Utility gross margin from incentive programs was $1.6 million and $1.4 million during the three months ended March 31, 2020 and 2019, respectively, and $4.3 million and $3.4 million during the six months ended March 31, 2020 and 2019, respectively.

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
(1) Data source from Platts, a division of McGraw Hill Financial.

The maximum price per MMBtu was $5.59 and $9.17 and the minimum price was $0.68 and $1.25 for the six months ended March 31, 2020 and 2019, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $128.9 million as of March 31, 2020, a decrease of $2.2 million, compared with September 30, 2019. On March 16, 2020, a stipulation was signed in NJNG's annual SBC application including recovery of remediation expenses, an increase in the RAC of approximately $1.2 million annually and an annual decrease to the NJCEP factor of $600,000. The stipulation is pending BPU approval.

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

Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2020	2019	2020	2019
Operating revenues	$297,220	$301,420	$516,843	$501,385
Operating expenses
Gas purchases (1)	114,256	145,171	210,078	237,349
Operation and maintenance (2)	39,815	41,106	76,000	79,333
Regulatory rider expense	15,330	15,391	27,072	28,023
Depreciation and amortization	18,100	13,972	34,917	27,868
Total operating expenses	187,501	215,640	348,067	372,573
Operating income	109,719	85,780	168,776	128,812
Other income, net	3,792	794	5,058	1,408
Interest expense, net of capitalized interest	7,473	5,762	15,305	11,865
Income tax provision	19,702	12,266	28,337	18,096
Net income	$86,336	$68,546	$130,192	$100,259

(1)
Includes related party transactions of approximately $2.7 million and $7.1 million for the three months ended March 31, 2020 and 2019, respectively, and $6.7 million and $11.6 million for the six months ended March 31, 2020 and 2019, respectively, the majority of which is eliminated in consolidation.

(2)	Includes energy and other taxes due to change in presentation in the Unaudited Condensed Consolidated Statements of Operations.

Operating Revenues and Gas Purchases

During the three months ended March 31, 2020, compared with the three months ended March 31, 2019, operating revenues decreased by 1.4 percent and gas purchases decreased 21.3 percent. During the six months ended March 31, 2020, compared with the six months ended March 31, 2019, operating revenues increased by 3.1 percent and gas purchases decreased 11.5 percent.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The factors contributing to the increases and decreases in operating revenues and gas purchases are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020 v. 2019		2020 v. 2019
(Thousands)	Operating revenues	Gas purchases	Operating revenues	Gas purchases
Firm sales	$(43,065)	$(22,872)	$(44,643)	$(22,485)
BGSS incentives	(5,622)	(5,807)	(4,311)	(5,270)
Average BGSS rates	(2,226)	(2,226)	494	494
Base rate impact	20,921	—	34,266	—
CIP adjustments	19,122	—	21,354	—
SAFE II/NJ RISE	3,485	—	5,790	—
Other (1)	3,185	(10)	2,508	(10)
Total (decrease) increase	$(4,200)	$(30,915)	$15,458	$(27,271)

(1)	Other includes changes in rider rates, including those related to EE, NJCEP and other programs.

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

Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure to NJNG's utility gross margin, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2020	2019	2020	2019
Operating revenues	$297,220	$301,420	$516,843	$501,385
Less:
Gas purchases	114,256	145,171	210,078	237,349
Regulatory rider expense	15,330	15,391	27,072	28,023
Utility gross margin	$167,634	$140,858	$279,693	$236,013

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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2020		2019		2020		2019
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$120,541	18.9	$99,645	22.6	$197,623	33.5	$163,784	37.1
Commercial, industrial and other	22,884	3.6	20,673	5.0	38,071	6.4	34,019	7.8
Firm transportation	21,469	5.1	17,871	5.2	37,128	9.4	32,267	9.6
Total utility firm gross margin/throughput	164,894	27.6	138,189	32.8	272,822	49.3	230,070	54.5
BGSS incentive programs	1,587	28.2	1,402	28.4	4,316	56.1	3,357	55.8
Interruptible/off-tariff agreements	1,153	4.7	1,267	7.8	2,555	13.7	2,586	12.8
Total utility gross margin/throughput	$167,634	60.5	$140,858	69.0	$279,693	119.1	$236,013	123.1

Utility Firm Gross Margin

Utility firm gross margin increased $26.7 million and $42.8 million during the three and six months ended March 31, 2020, respectively, compared with the three and six months ended March 31, 2019, due primarily to the increase in base rates, along with increased rates related to SAFE II and higher margins in BGSS incentive program, discussed below.

BGSS Incentive Programs

The factors contributing to the change in utility gross margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2020 v. 2019	2020 v. 2019
Storage	$313	$1,060
Off-system sales	110	346
Capacity release	(238)	(447)
Total increase	$185	$959

The increase in BGSS incentive programs during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, was due primarily to an increase in the storage incentive program related to timing of storage injections and improved margins in off-system sales, partially offset by a decrease in capacity release volume.

Operation and Maintenance Expense

O&M expense decreased $1.3 million and $3.3 million during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, respectively, due primarily to decreased compensation and benefit costs along with lower consulting expenses, partially offset by increased shared corporate costs.

Depreciation Expense

Depreciation expense increased $4.1 million and $7 million during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, respectively, as a result of additional utility plant being placed into service, as well as an increase in the overall depreciation rate from 2.4 percent to 2.78 percent resulting from the settlement of the base rate case.

Interest Expense

Interest expense increased $1.7 million and $3.4 million during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, respectively, due primarily to increased outstanding long-term debt.

Other Income

Other income increased $3 million and $3.7 million during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, respectively, due primarily to increased AFUDC earned on infrastructure projects.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Income Tax Provision

Income tax provision increased $7.4 million and $10.2 million during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, respectively, due primarily to increased operating income.

Net Income

Net income increased $17.8 million and $29.9 million during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, respectively, due primarily to the increase in operating revenues related to increased base rates resulting from the settlement of the rate case and increased other income, partially offset by the increases in depreciation, income tax expense and interest expense, as previously discussed.

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

Capital expenditures related to clean energy projects are subject to change due to a variety of factors that may affect our ability to commence operations at these projects on a timely basis or at all, including logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, any delays related to electric grid interconnection, economic trends, unforeseen events and the ability to access capital or allocation of capital to other investments or business opportunities. Clean Energy Ventures is also subject to risks associated with COVID-19, which may include impacts to residential solar customer growth and customer collections, our ability to identify and develop commercial solar asset investments and impacts to our supply chain and ability to source materials for construction.

The primary contributors toward the value of qualifying clean energy projects are tax incentives and SRECs. Changes in the federal statutes related to the ITC or in the marketplace and/or relevant state legislation and regulatory policies affecting the market for solar renewable energy credits, could significantly affect future results.

Solar

Solar projects placed in service and related expenditures are as follows:

	Three Months Ended
	March 31,
($ in Thousands)	2020			2019
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected	2	20.0	$40,385	—	—	$915
Net-metered:
Commercial	—	—	—	—	—	4
Residential	157	1.7	5,075	189	1.9	5,967
Total placed in service	159	21.7	$45,460	189	1.9	$6,886

	Six Months Ended
	March 31,
($ in Thousands)	2020			2019
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected	3	22.9	$52,092	1	10.0	$20,555
Net-metered:
Commercial	—	—	—	1	9.2	27,562
Residential	281	3.0	9,085	355	3.6	10,909
Total placed in service	284	25.9	$61,177	357	22.8	$59,025

Since inception, Clean Energy Ventures has constructed a total of 317.3 MW of solar capacity and has an additional 30.3 MW under construction or planned for fiscal 2020. Projects that are placed in service through December 31, 2019, qualify for a 30-percent federal ITC. The credit will decline to 26 percent for property under construction during 2020, 22 percent for property under construction during 2021 and 10 percent for any property that is under construction before 2022. Projects placed in service after

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

December 31, 2019, may also qualify for a 30 percent federal ITC if five percent or more of the total costs of a solar property are incurred before the end of the applicable year and there are continuous efforts to advance towards completion of the project, based on the IRS guidance around the ITC safe harbor determination. We have taken steps to preserve the current ITC rate for solar projects that are completed after the scheduled reduction in rates, in accordance with IRS guidance.

Clean Energy Ventures may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of six to 15 years. The Company will continue to operate the solar assets and are responsible for related expenses and entitled to retain the revenue generated from SRECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. Clean Energy Ventures did not enter into any sale-leaseback transactions for its commercial solar assets during the six months ended March 31, 2020 and 2019, and currently does not expect that it will enter into any such transactions through the end of the fiscal year.

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

SREC activity consisted of the following:

	Six Months Ended
	March 31,
	2020	2019
Inventory balance as of October 1,	53,395	105,192
SRECs generated	138,700	100,451
SRECs delivered	(19,693)	(68,820)
Inventory balance as of March 31,	172,402	136,823

During the six months ended March 31, 2020, SRECs generated increased inventory by 38.1 percent, compared with the six months ended March 31, 2019, and the average SREC sales price was $189 and $192 during the three and six months ended March 31, 2020, and 2019, respectively.

Clean Energy Ventures hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2020	98%
2021	96%
2022	81%
2023	33%

(1)	Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

Clean Energy Ventures’ financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2020	2019	2020	2019
Operating revenues	$5,995	$11,360	$12,207	$26,257
Operating expenses
Operation and maintenance (1)	7,479	4,843	14,813	11,991
Depreciation and amortization	9,871	8,091	19,308	16,014
Total operating expenses	17,350	12,934	34,121	28,005
Operating loss	(11,355)	(1,574)	(21,914)	(1,748)
Other expense, net	(41)	(83)	(124)	(149)
Interest expense, net	4,835	4,657	9,327	10,085
Income tax benefit	(22,061)	(14,042)	(42,625)	(37,246)
Net income	$5,830	$7,728	$11,260	$25,264

(1)	Includes energy and other taxes due to change in presentation in the Unaudited Condensed Consolidated Statements of Operations.

Operating Revenues

Operating revenues decreased $5.4 million and $14.1 million during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, respectively, due primarily to the timing of SREC sales and decreased electricity sales as a result of the sale of the remaining wind assets in February 2019.

Operation and Maintenance Expense

O&M expense increased $2.6 million and $2.8 million during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, respectively, due primarily to increased shared corporate costs, as well as a pre-tax gain of $645,000, associated with the sale of the remaining wind assets in February 2019, that did not recur.

Depreciation Expense

Depreciation expense increased $1.8 million and $3.3 million during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, respectively, due primarily to increased solar capital additions placed in service.

Income Tax (Benefit)

Income tax benefit increased $8 million during the three months ended March 31, 2020, compared with the three months ended March 31, 2019, due primarily to an increase in operating loss, as well as an increase in estimated ITCs recognized. Income tax benefit increased $5.4 million during the six months ended March 31, 2020, compared with the six months ended March 31, 2019, due primarily to an increase in operating loss.

Net Income

Net income decreased $1.9 million and $14 million during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, respectively, due primarily to the decreased operating revenue as well as increased O&M and depreciation, partially offset by an increased tax benefit, as previously discussed.

Non-GAAP Financial Measures

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating the operating results of Clean Energy Ventures. GAAP requires us, during the interim periods, to estimate our annual effective tax rate and use this rate to calculate the year-to-date tax provision. We also determine an annual estimated effective tax rate for NFE purposes and calculate a quarterly tax adjustment based on the differences between our forecasted net income and our forecasted NFE for the fiscal year. This adjustment is applied to Clean Energy Ventures, as such adjustment is primarily related to tax credits generated by Clean Energy Ventures. No adjustment is needed during the fourth quarter, since the actual effective tax rate is calculated at year end. Accordingly, for NFE purposes, the annual estimated effective tax rate is (6.2) percent for fiscal 2020 and (10.2) percent for fiscal 2019.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2020	2019	2020	2019
Net income	$5,830	$7,728	$11,260	$25,264
Add:
Net income to NFE tax adjustment	10,160	14,002	(186)	6,671
Net financial earnings	$15,990	$21,730	$11,074	$31,935

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

Energy Services’ financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2020	2019	2020	2019
Operating revenues (1)	$313,701	$547,825	$684,116	$1,135,092
Operating expenses
Gas purchases (including demand charges (2)(3))	318,912	546,395	636,636	1,082,903
Operation and maintenance (4)	4,822	5,661	9,560	11,507
Depreciation and amortization	27	25	56	52
Total operating expenses	323,761	552,081	646,252	1,094,462
Operating (loss) income	(10,060)	(4,256)	37,864	40,630
Other income, net	113	32	192	51
Interest expense, net	937	1,624	2,163	3,511
Income tax (benefit) provision	(2,449)	(1,388)	8,303	8,256
Net (loss) income	$(8,435)	$(4,460)	$27,590	$28,914

(1)
Includes related party transactions of approximately $259,000 and $6 million for the three months ended March 31, 2020 and 2019, respectively, and $1.9 million and $8.3 million for the six months ended March 31, 2020 and 2019, respectively, which are eliminated in consolidation.

(2)	Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to ten years.

(3)
Includes related party transactions of approximately $46,000 and $1.1 million for the three months ended March 31, 2020 and 2019, respectively, and $92,000 and $2.3 million for the six months ended March 31, 2020 and 2019, respectively, a portion of which is eliminated in consolidation.

(4)	Includes energy and other taxes due to change in presentation in the Unaudited Condensed Consolidated Statements of Operations.

Energy Services' portfolio of financial derivative instruments are composed of:

	Six Months Ended
	March 31,
(in Bcf)	2020	2019
Net short futures contracts	29.9	12.5

Operating Revenues and Gas Purchases

Operating revenues decreased $234.1 million and gas purchases decreased $227.5 million during the three months ended March 31, 2020, compared with the three months ended March 31, 2019, respectively, due primarily to warmer weather compared to the prior period, which lead to decreased demand and lower natural gas prices, increased gas in storage and ultimately decreased volatility in the wholesale natural gas markets. Operating revenues decreased $451 million and gas purchases decreased $446.3 million during the six months ended March 31, 2020, compared with the six months ended March 31, 2019, due primarily to decreased natural gas market volatility discussed above, partially offset by unrealized gains as a result of timing differences in the settlement of certain economic hedges.

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

Operation and Maintenance Expense

O&M expense decreased $839,000 and $1.9 million during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, respectively, due primarily to decreased compensation costs.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Income Tax Provision

Income tax provision decreased $1.1 million during the three months ended March 31, 2020, compared with the three months ended March 31, 2019, due primarily to decreased operating income. Income tax provision remained relatively consistent during the six months ended March 31, 2020, compared with the six months ended March 31, 2019.

Net Income

Net income decreased $4 million and $1.3 million during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, respectively, due primarily to lower operating income, partially offset by the related decrease in income tax provision, as previously discussed.

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

Financial Margin

The following table is a computation of Energy Services' financial margin:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2020	2019	2020	2019
Operating revenues (1)	$313,701	$547,825	$684,116	$1,135,092
Less: Gas purchases	318,912	546,395	636,636	1,082,903
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(3,146)	8,805	(45,340)	(2,372)
Effects of economic hedging related to natural gas inventory (2)	14,622	22,367	5,735	756
Financial margin	$6,265	$32,602	$7,875	$50,573

(1)
Includes unrealized losses related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $(626,000) and $1.3 million for the three months ended March 31, 2020 and 2019, respectively, and $(199,000) and $1.4 million for the six months ended March 31, 2020 and 2019, respectively.

(2)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

A reconciliation of operating income, the closest GAAP financial measure, to Energy Services' financial margin is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2020	2019	2020	2019
Operating (loss) income	$(10,060)	$(4,256)	$37,864	$40,630
Add:
Operation and maintenance	4,822	5,661	9,560	11,507
Depreciation and amortization	27	25	56	52
Subtotal	(5,211)	1,430	47,480	52,189
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(3,146)	8,805	(45,340)	(2,372)
Effects of economic hedging related to natural gas inventory	14,622	22,367	5,735	756
Financial margin	$6,265	$32,602	$7,875	$50,573

Financial margin decreased $26.3 million and $42.7 million during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, respectively, due primarily to warmer weather compared to the prior period, which lead to decreased demand and lower natural gas prices, increased gas in storage and ultimately decreased volatility in the wholesale natural gas markets.

Net Financial Earnings

A reconciliation of Energy Services' net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2020	2019	2020	2019
Net (loss) income	$(8,435)	$(4,460)	$27,590	$28,914
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(3,146)	8,805	(45,340)	(2,372)
Tax effect (1)	747	(2,092)	10,780	556
Effects of economic hedging related to natural gas inventory	14,622	22,367	5,735	756
Tax effect	(3,475)	(5,316)	(1,363)	(180)
Net financial earnings (loss)	$313	$19,304	$(2,598)	$27,674

(1)
Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $150,000 and $(310,000) for the three months ended March 31, 2020 and 2019, respectively, and $48,000 and $(334,000) for the six months ended March 31, 2020 and 2019, respectively.

NFE decreased $19 million and $30.3 million during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, respectively, due primarily to lower financial margin, as previously discussed.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Midstream Segment

Overview

Our Midstream segment invests in natural gas assets, such as natural gas transportation and storage facilities. We believe that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide us a growth opportunity. Our Midstream segment is subject to various risks, including the construction, development and operation of our transportation and storage assets, obtaining necessary governmental, environmental and regulatory approvals, our ability to obtain necessary property rights and our ability to obtain financing at reasonable costs for the constructions and maintenance of our assets. In addition, our Midstream assets may be subject to risk associated with the COVID-19 pandemic, such as disruption to supply chain and availability of critical equipment and supplies, disruptions to the availability to our specialized workforce and contractors and changes to demand for natural gas, transportation and other downstream activities.

Our Midstream segment is comprised of a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates and a 20 percent ownership interest in PennEast, a natural gas pipeline. NJR Pipeline Company acquired 100 percent of Leaf River for $367.5 million, on October 11, 2019. Leaf River owns and operates a 32.2 million Dth salt dome natural gas storage facility that operates under market-based rates. In addition, on January 13, 2020, Adelphia, acquired all of Talen’s membership interests in IEC, an existing 84-mile pipeline in southeastern Pennsylvania, including related assets and rights of way, for a base purchase price of $166 million. Adelphia operates under cost of service rates but can enter into negotiated rates with counterparties. The northern portion of the pipeline was operational upon acquisition and it currently serves two natural gas generation facilities. The conversion of the southern portion of the pipeline to natural gas is expected to begin upon receipt of the Notice to Proceed from FERC.

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

On February 18, 2020 PennEast filed a writ of certiorari with the Supreme Court of the United States to review the September 10, 2019 Third Circuit decision. The Supreme Court requested that responses to the writ of certiorari be submitted to the Court by no later than May 13, 2020. On May 1, 2020, the Supreme Court extended the time to file a response to June 2, 2020 for all respondents.

We evaluated our investment in PennEast for an other-than-temporary impairment and determined an impairment charge was not necessary. It is reasonably possible that future unfavorable developments, such as a reduced likelihood of success from development options and legal outcomes, estimated increases in construction costs, increases in the discount rate, or further significant delays, could result in an impairment of our equity method investment. Also, the use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge in the Unaudited Condensed Consolidated Financial Statements.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of March 31, 2020, our net investments in Steckman Ridge and PennEast were $113.2 million and $91 million, respectively.

Operating Results

The financial results of our Midstream segment are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2020	2019	2020	2019
Operating revenues (1)	$11,076	$—	$20,148	$—
Operating expenses
Gas purchases	193	—	539	—
Operation and maintenance	6,094	1,068	10,972	1,704
Depreciation and amortization	2,397	2	4,078	3
Total operating expenses	8,684	1,070	15,589	1,707
Operating income	2,392	(1,070)	4,559	(1,707)
Other income, net	4,671	3,354	5,368	5,346
Interest expense, net	5,621	565	8,443	1,108
Income tax provision	1,105	1,219	1,807	2,181
Equity in earnings of affiliates	3,921	3,998	7,585	7,799
Net income	$4,258	$4,498	$7,262	$8,149

(1)	Includes related party transactions of approximately $675,000 and $1.3 million for the three and six months ended March 31, 2020, respectively, which are eliminated in consolidation.

Operating revenue increased $11.1 million during the three months ended March 31, 2020, compared with the three months ended March 31, 2019, due to operating revenue at Leaf River, as well as the acquisition of Adelphia and the revenues generated from January 13, 2020 through March 31, 2020. Operating revenue increased $20.1 million during the six months ended March 31, 2020, compared with the six months ended March 31, 2019, due to the acquisition of Leaf River on October 11, 2019 and the acquisition of Adelphia on January 13, 2020 and the revenues generated from the acquisition dates through March 31, 2020.

Equity in earnings of affiliates remained relatively consistent during the three months ended March 31, 2020, compared with the three months ended March 31, 2019, and decreased $214,000 during the six months ended March 31, 2020, compared with the six months ended March 31, 2019, due primarily to decreases in storage revenue at Steckman Ridge, partially offset by an increase in AFUDC earned at PennEast.

O&M expense increased $5 million and $9.3 million during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, respectively, due primarily to operations of Leaf River and Adelphia during the six months ended March 31, 2020.

Depreciation expense increased $2.4 million and $4.1 million during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, respectively, due primarily to operations of Leaf River and Adelphia during the six months ended March 31, 2020.

Other income increased $1.3 million during the three months ended March 31, 2020, compared with the three months ended March 31, 2019, due primarily to AFUDC recognized in earnings for Adelphia. Other income remained consistent during the six months ended March 31, 2020, compared with the six months ended March 31, 2019, due primarily to AFUDC recognized at Adelphia, offset by a decrease in dividend income and realized and unrealized gains related to equity method investments which were sold in March 2019.

Interest expense increased $5.1 million and $7.3 million during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, respectively, due primarily to increased debt related to the acquisition of Leaf River and Adelphia.

Net income decreased $240,000 and $887,000 during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, respectively, due primarily to increased O&M and interest expense, partially offset by an increase in operating income and other income, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Home Services and Other Operations

Overview

The financial results of Home Services and Other consist primarily of the operating results of NJRHS. NJRHS provides service, sales and installation of appliances to service contract customers and has been focused on growing its installation business and expanding its service contract customer base. Home Services and Other also includes organizational expenses incurred at NJR and rental income at CR&R.

Operating Results

The consolidated financial results of Home Services and Other are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2020	2019	2020	2019
Operating revenues	$12,365	$12,333	$25,272	$24,823
Operation and maintenance (1)	$8,926	$13,877	$19,459	$25,773
Income tax provision (benefit)	$1,956	$(659)	$2,175	$(851)
Net income (loss)	$148	$(1,668)	$1,257	$(1,693)

(1)	Includes energy and other taxes due to change in presentation in the Unaudited Condensed Consolidated Statements of Operations.

Operating revenue increased $32,000 and $449,000 during the three and six months ended March 31, 2020, respectively, compared with the three and six months ended March 31, 2019, due primarily to increased service contract revenue at NJRHS.

O&M decreased $5 million and $6.3 million during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, respectively, due primarily to decreased compensation costs and consulting expenses related to technology improvement projects.

Net income increased $1.8 million and $3 million during the three and six months ended March 31, 2020, compared with the three and six months ended March 31, 2019, due primarily to decreased O&M, as previously discussed.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2020	2019	2020	2019
Net income (loss)	$148	$(1,668)	$1,257	$(1,693)
Add:
Unrealized loss on derivative instruments and related transactions	—	120	—	261
Tax effect	—	(33)	—	(73)
Net financial earnings (loss)	$148	$(1,581)	$1,257	$(1,505)

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

Our consolidated capital structure was as follows:

	March 31, 2020	September 30, 2019
Common stock equity	48%	50%
Long-term debt	40	49
Short-term debt	12	1
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. On December 4, 2019, the Company completed an equity offering which satisfied our currently forecasted equity needs for fiscal 2020 and 2021. NJR raised approximately $212.9 million of equity, net of issuance costs, by issuing 5,333,334 shares of common stock related to the equity offering. NJR also raised approximately $8.8 million and $9.5 million of equity through the DRP by issuing approximately 223,000 and 205,000 shares of treasury stock, during the six months ended March 31, 2020 and 2019, respectively. During the six months ended March 31, 2019, NJR raised approximately $24.5 million of equity by issuing approximately 507,000 shares of common stock through the waiver discount feature of the DRP. There were no shares of common stock issued through the waiver discount feature of the DRP during the six months ended March 31, 2020.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of March 31, 2020, we repurchased a total of approximately 17.1 million of those shares and may repurchase an additional 2.4 million shares under the approved program. There were no shares repurchased during the six months ended March 31, 2020 and 2019.

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

Our current intent is to physically settle the forward sale agreements by issuing common shares. As of March 31, 2020, if we had elected to net settle the forward sale agreements, we would receive $10 million under a cash settlement or would receive 305,727 common shares under a net share settlement.

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

We believe that as of March 31, 2020, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

As a result of the COVID-19 pandemic there have been disruptions, uncertainty and volatility in the credit and capital markets. Our ability to access funds from financial institutions at a reasonable cost may impact the nature and timing of future capital market transactions.

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

As of March 31, 2020, NJR had revolving credit facilities totaling $575 million, with $240.3 million available under the facilities. As of March 31, 2020, NJR has a $350 million Bridge Facility, there were $137.1 million in borrowings remaining against the facility.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of March 31, 2020, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $249.3 million.

Short-term borrowings were as follows:

	Three Months Ended	Six Months Ended
(Thousands)	March 31, 2020
NJR
Notes Payable to banks:
Balance at end of period	$467,100	$467,100
Weighted average interest rate at end of period	2.11%	2.11%
Average balance for the period	$496,371	$451,773
Weighted average interest rate for average balance	2.39%	2.55%
Month end maximum for the period	$503,200	$550,150
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$—	$—
Weighted average interest rate at end of period	1.68%	1.68%
Average balance for the period	$11,719	$27,722
Weighted average interest rate for average balance	1.74%	1.84%
Month end maximum for the period	$14,100	$62,300

Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in the November through January time frame.

NJR

Based on its average borrowings during the three and six months ended March 31, 2020, NJR's average interest rate was 2.39 percent and 2.55 percent, resulting in interest expense of approximately $2.9 million and $5.7 million, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of March 31, 2020, NJR had two letters of credit outstanding totaling $4.8 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

On October 9, 2019, NJR entered into a $350 million Bridge Facility, which was used primarily to finance the Leaf River acquisition. The Bridge Facility accrues interest at the LIBOR rate for a 1-month interest period plus 0.875 percent during the first 180 days, and 1.075 percent after 180 days, which is dependent on the credit rating of NJNG from Fitch and Moody’s. The occurrence of an event of default under the Bridge Facility could result in all loans and other obligations of NJR becoming immediately due and payable and the Bridge Facility being terminated. Loans under the Bridge Facility are required to be prepaid to the extent of new cash proceeds received upon the issuance of equity of NJR, the incurrence of indebtedness by NJR or its subsidiaries, the disposition of assets by NJR or its subsidiaries or upon other specified events, in each case subject to certain exceptions set forth in the Bridge Facility. As of March 31, 2020, there were $137.1 million in borrowings remaining against the facility. The net proceeds from the December 2019 equity issuance were used to pay down the Bridge Facility. On April 23, 2020. the Bridge Facility was amended to clarify that the April 24, 2020 $250 million revolving credit facility is not considered a debt issuance that requires prepayment of the Bridge Facility.

On December 13, 2019, NJR entered into a four-month, $150 million revolving line of credit facility. On March 24, 2020, NJR amended the revolving line of credit facility to extend the termination date from April 13, 2020 to July 13, 2020. The revolving line of credit facility may be prepaid at any time without premium or penalty other than normal break funding costs. Proceeds were used for working capital or other general business purposes of NJR. As of March 31, 2020, there were $150 million in borrowings against the facility. On April 24, 2020, $150 million revolving line of credit facility was repaid from borrowings under a $250 million revolving credit agreement, discussed below, and the $150 million revolving line of credit facility was terminated.

On April 24, 2020, NJR entered into a 364-day $250 million revolving credit facility with an interest rate based on LIBOR plus 1.625 percent. After six months, all outstanding amounts under the credit facility will convert to a term loan and will be due on April 23, 2021. Proceeds will be used to fund ongoing ordinary working capital requirements and other general corporate purposes. In connection with entry into this credit facility, all outstanding borrowings under NJR's December 13, 2019, $150 million revolving line of credit facility were repaid.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

As noted above, based on its average borrowings during the three and six months ended March 31, 2020, NJNG's average interest rate was 1.74 percent and 1.84 percent, resulting in interest expense of approximately $54,000 and $265,000, respectively.

As of March 31, 2020, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

Short-Term Debt Covenants

Borrowings under the NJR Credit Facilities and the NJNG Credit Facility are conditioned upon compliance with a maximum leverage ratio (consolidated total indebtedness to consolidated total capitalization as defined in the applicable agreements), of not more than .65 to 1.00 at any time. These revolving credit facilities contain customary representations and warranties for transactions of this type. They also contain customary events of default and certain covenants that will limit NJR's or NJNG's ability, beyond agreed upon thresholds, to, among other things:

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

Long-Term Debt

NJR

As of March 31, 2020, NJR had the following outstanding:

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

In April 2020, NJR priced $260 million of long-term debt, of which $130 million will be at a fixed interest rate of 3.5 percent, maturing in 2030, and $130 million will be at a fixed interest rate of 3.6 percent, maturing in 2032. We expect these transactions to close during fiscal 2020.

NJNG

As of March 31, 2020, NJNG's long-term debt consisted of $892.8 million in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2059, and $68.2 million in capital leases with various maturities ranging from 2021 to 2026.

In April 2020, NJNG priced $125 million of long-term debt, of which $100 million will be at a fixed interest rate of 3.13 percent, maturing in 2050, and $25 million will be at a fixed interest rate of 3.33 percent, maturing in 2060. We expect these transactions to close during fiscal 2020.

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

Sale-Leaseback

NJNG

NJNG received $4 million and $9.9 million in December 2019 and 2018, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.2 million and $1.1 million during the six months ended March 31, 2020 and 2019, respectively. NJNG continues to evaluate this sale-leaseback program based on current market conditions. As noted, natural gas meters are accepted as property under the Mortgage Indenture.

Clean Energy Ventures

Clean Energy Ventures has entered into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over six to 15-year terms. These sale-leasebacks are financing obligations secured by the solar assets, related future cash flows from SREC and energy sales and a continuing guaranty by NJR. ITCs and other tax benefits associated with these solar projects were transferred to the buyer. Clean Energy Ventures will continue to operate the solar projects and retain ownership of SRECs generated, and has the option to renew the lease or repurchase the assets at the end of the lease term per the terms of the arrangement. Clean Energy Ventures did not enter into sale-leasebacks transactions during the six months ended March 31, 2020 and 2019.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Contractual Obligations

NJNG's total capital expenditures are projected to be $386 million and $396 million, in fiscal 2020 and 2021, respectively. Total capital expenditures spent or accrued during the six months ended March 31, 2020, were $155 million. NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of March 31, 2020, NJNG's future MGP expenditures are estimated to be $128.9 million. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

Clean Energy Ventures' expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. During the six months ended March 31, 2020, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were $59.2 million. We estimate solar-related capital expenditures for projects during fiscal 2020 to be between $135 million and $145 million.

During the six months ended March 31, 2020, capital expenditures related to our Midstream investment in the Adelphia project were $167.5 million. We estimate capital expenditures related to our Midstream investment in the Adelphia project to be between $225 million and $250 million in fiscal 2020, which includes the remaining purchase price of $156 million that was paid upon the close of the acquisition of the related assets in January 2020. We estimate capital expenditures related to our Midstream investment in the PennEast project to be between $7 million and $8 million in fiscal 2020.

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

Off-Balance-Sheet Arrangements

As of March 31, 2020, our off-balance-sheet arrangements consist of guarantees covering approximately $273.8 million of natural gas purchases, SREC sales and demand fee commitments and outstanding letters of credit totaling $5.5 million.

Cash Flows

Operating Activities

Cash flows from operating activities during the six months ended March 31, 2020, totaled $179.1 million compared with $171.8 million during the six months ended March 31, 2019. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The increase of $7.3 million in cash flows from operating activities during the six months ended March 31, 2020, compared with the six months ended March 31, 2019, was due primarily to decreased working capital requirements related to lower broker margin requirements and gas in storage.

Investing Activities

Cash flows (used in) from investing activities totaled $751.1 million during the six months ended March 31, 2020, compared with cash flows from investing activities totaling $42.5 million during the six months ended March 31, 2019. The increase of $793.6 million was due primarily to the acquisition of Leaf River and Adelphia, see Note 17. Acquisitions and Dispositions, for more detail, an increase in capital expenditures of $10.8 million for utility plant investments and $17.3 million in solar capital expenditures, a well as proceeds from the sale of our wind assets and Dominion shares that occurred in February 2019 and March 2019, respectively, that did not recur.

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

Cash flows from financing activities totaled $596.3 million during the six months ended March 31, 2020, compared with cash flows used in financing activities of $132.5 million during the six months ended March 31, 2019. The increase of $728.8 million is due primarily to increased short-term debt activity at NJR primarily related to the acquisition of Leaf River and Adelphia.

Credit Ratings

The table below summarizes NJNG's credit ratings as of March 31, 2020, issued by two rating entities, Moody's and Fitch:

	Moody's	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-2	F-2
Senior Secured	A1	A+
Ratings Outlook	Stable	Stable

The Fitch ratings and outlook were reaffirmed on March 18, 2020. NJNG's Moody's and Fitch ratings are investment-grade ratings. NJR is not a rated entity.

On March 18, 2020, Moody’s revised NJNG's secured rating from Aa3 to A1 and its commercial paper rating from P-1 to P-2. This change reflects Moody’s view that the NJNG's financial metrics are expected to remain below 20 percent over the next few years as the loss of cash flow from deferred taxes and higher debt levels in funding its elevated capital program has brought down historically very strong credit metrics. These measures are mitigated by the credit supportive regulatory rate construct and NJNG's recovery mechanism. The outlook was increased to stable from negative. This action does not currently affect any of NJNG’s long-term borrowing rates or credit facility pricing.

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

Our regulated and unregulated businesses are subject to market risk due to fluctuations in the price of natural gas. To economically hedge against such fluctuations, we have entered into forwards, futures, options and swap agreements. To manage these derivative instruments, we have well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. Our natural gas businesses are conducted through two of our operating subsidiaries. NJNG is a regulated utility that uses futures, options and swaps to provide relative price stability, and its recovery of natural gas costs is governed by the BPU. Energy Services uses futures, options, swaps and physical contracts to economically hedge purchases and sales of natural gas.

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2019	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2020
Natural Gas Distribution	$(188)	(1,006)	(1,170)	$(24)
Energy Services	(11,640)	59,043	31,562	15,841
Total	$(11,828)	58,037	30,392	$15,817

There were no changes in methods of valuations during the six months ended March 31, 2020.

The following is a summary of fair market value of financial derivatives at March 31, 2020, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2020	2021	2022 - 2024	After 2024	Total Fair Value
Price based on NYMEX/CME	$1,369	973	138	—	$2,480
Price based on ICE	9,676	3,307	377	(23)	13,337
Total	$11,045	4,280	515	(23)	$15,817

The following is a summary of financial derivatives by type as of March 31, 2020:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	24.1	$1.61 - $2.64	$(24)
Energy Services	Futures	(27.0)	-$0.04-$5.16	13,097
	Swaps	(2.9)	$2.72 - $3.29	2,744
Total				$15,817

(1)	Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2019	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2020
Natural Gas Distribution - Prices based on other external data	$(178)	187	53	$(44)
Energy Services - Prices based on other external data	(31,624)	17,166	1,271	(15,729)
Total	$(31,802)	17,353	1,324	$(15,773)

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of interest rate contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2019	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2020
Natural Gas Distribution - Prices based on other external data	$—	(6,692)	—	$(6,692)
Home Services and Other - Prices based on other external data	—	(12,492)	—	(12,492)
Total	$—	(19,184)	—	$(19,184)

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $3.7 million. This analysis does not include potential changes to reported credit adjustments embedded in the $3 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(1,862)	$(3,724)	$(5,586)	$(7,448)
Ending derivative fair value	$3,048	$1,186	$(676)	$(2,538)	$(4,400)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$1,862	$3,724	$5,586	$7,448
Ending derivative fair value	$3,048	$4,910	$6,772	$8,634	$10,496

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of March 31, 2020. Gross credit exposure for Energy Services is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for Midstream is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Energy Services', Clean Energy Ventures' and Midstream's counterparty credit exposure as of March 31, 2020, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$120,114	$100,918
Noninvestment grade	12,237	1,451
Internally rated investment grade	28,252	21,331
Internally rated noninvestment grade	11,521	5,299
Total	$172,124	$128,999

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

NJNG's counterparty credit exposure as of March 31, 2020, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$4,929	$4,433
Noninvestment grade	73	—
Internally rated investment grade	247	55
Internally rated noninvestment grade	21,359	18,887
Total	$26,608	$23,375

During April 2020, a counterparty supply contract was not renewed at NJNG and as a result the internally rated noninvestment grade credit gross and net credit exposure for NJNG was reduced by approximately $19.4 million and $17.8 million, respectively.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2019, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended March 31, 2020, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of our 2019 Annual Report on Form 10-K includes a detailed discussion of our risk factors. Those risks and uncertainties have the potential to materially affect our financial condition and results of operations. In addition to the risk factors disclosed in Part I, Item 1A, of our 2019 Annual Report on Form 10-K, the following is an additional risk factor that has evolved and become material to our business.

The Company and our subsidiaries are subject to risk associated with the ongoing novel coronavirus, COVID-19 pandemic, which could materially and adversely impact our business, including our financial condition, results from operations, liquidity, cash flows and the market value of our common stock.

COVID-19 has been declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the United States. In response, many jurisdictions, including in the United States, New Jersey, Pennsylvania and Mississippi have instituted emergency orders, restrictions on travel, public gatherings and non-essential business, shelter-in-place requirements, and government shutdowns. These emergency orders and restrictions have significantly disrupted economic activity in the jurisdictions in which we operate and have caused volatility in capital markets.

The effects of the ongoing COVID-19 pandemic and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in economic activity. We are currently evaluating the potential prolonged impacts that the ongoing COVID-19 pandemic may have on our future operating results and liquidity, which include:

•	impacts related to the health, safety, productivity and availability of our employees and contractors,

•	reduced demand for energy and forecasted customer growth,

•	our ability to develop, construct and operate facilities,

•	suspension of collection activities and the inability to shutoff natural gas services for nonpayment,

•	reduced demand for commercial, industrial and residential gas services,

•	deterioration of the credit quality of our counterparties,

•	increases in costs and supply chain delays and disruptions,

•	delays and disruptions to capital construction and infrastructure operations and maintenance programs, including delays in the permitting process and base rate cases,

•	delays and disruptions to financing plans and increasing costs related thereto,

•	impacts on pension valuations and increased pension and post-retirement plan costs and funding requirements,

•	deterioration in our financial metrics or the business environment that impacts our credit ratings,

•	impacts to our liquidity position and cost of and ability to access funds from financial institutions and capital markets,

•
impacts on our legal and regulatory matters, including the potential for delayed state regulatory filings and recovery of invested capital, as well as delays in newly enacted and proposed state regulatory actions and federal laws,

•	exacerbation of other risks that may impact us, such as the risks described in the “Risk Factor” section of our Annual Report on Form 10-K filed on November 22, 2019, and

•	other unpredictable events.

 These uncertain economic conditions may also result in the inability of our customers to pay for utility and certain non-utility services, which could affect the collectability and recognition of our revenues and adversely affect our financial results.

New Jersey Resources Corporation
Part II

ITEM 1A. RISK FACTORS (Continued)

While we have implemented our business continuity plan (including without limitation employee travel restrictions, employee remote work locations, and cancellation of physical participation in meetings, events, and conferences) to conform to government restrictions and best practices encouraged by federal, state, and local government and regulatory authorities, if a large proportion of our employees in essential capacities were to contract COVID-19, there is no certainty that such measures will be sufficient to mitigate an adverse impact to our operations.

The situation surrounding the ongoing COVID-19 pandemic remains fluid and the likelihood of material impacts therefrom increases the longer the pandemic impacts activity levels in the United States. As of March 31, 2020, the ongoing COVID-19 pandemic has not had a material impact on the Company and our subsidiaries; however, the ultimate severity and duration of the COVID-19 pandemic and the responses thereto are uncertain and we cannot predict whether they will have a material impact on our liquidity, financial condition, results of operations or cash flows and when and to what extent normal economic and operating conditions can resume.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended March 31, 2020:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
1/01/20 - 1/31/20	—	$—	—	2,431,053
2/01/20 - 2/29/20	—	—	—	2,431,053
3/01/20 - 3/31/20	—	—	—	2,431,053
Total	—	$—	—	2,431,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of March 31, 2020, included 19.5 million shares of common stock for repurchase, of which, approximately 2.4 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Summary of 2020 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on January 23, 2020)

10.2	2017 Stock Award and Incentive Plan Form of Director Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on January 23, 2020)

10.3
Amendment to Loan Documents, dated as of March 24, 2020, by and between New Jersey Resources Corporation and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on March 30, 2020)

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended March 31, 2020, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
________________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	May 8, 2020
By:/s/ Patrick Migliaccio
Patrick Migliaccio
Senior Vice President and
Chief Financial Officer