Form 10-Q
period 2020-06-30
NEW JERSEY RESOURCES CORP
filed 2020-08-10
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of August 5, 2020 was 95,930,191.

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

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs and SRECs, future rate case proceedings, completion of infrastructure projects, impacts of COVID-19, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2020 and thereafter include many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, as well as the following:

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

•	risks associated with acquisitions and the related integration of acquired assets with our current operations, including the acquisitions of Leaf River and Adelphia;

•	our ability to comply with current and future regulatory requirements;

•	volatility of natural gas and other commodity prices and their impact on NJNG customer usage, NJNG’s BGSS incentive programs, our Energy Services segment operations and our risk management efforts;

•	the performance of our subsidiaries;

•	access to adequate supplies of natural gas and dependence on third-party storage and transportation facilities for natural gas supply;

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2020	2019	2020	2019
OPERATING REVENUES
Utility	$128,532	$120,782	$645,375	$622,167
Nonutility	170,442	314,160	908,249	1,490,797
Total operating revenues	298,974	434,942	1,553,624	2,112,964
OPERATING EXPENSES
Gas purchases:
Utility	45,665	54,861	249,042	280,627
Nonutility	166,761	289,757	802,501	1,370,408
Related parties	1,518	2,126	4,548	6,455
Operation and maintenance	68,541	64,932	198,718	194,298
Regulatory rider expenses	5,464	4,136	32,536	32,159
Depreciation and amortization	31,216	23,149	89,758	67,292
Total operating expenses	319,165	438,961	1,377,103	1,951,239
OPERATING (LOSS) INCOME	(20,191)	(4,019)	176,521	161,725
Other income, net	2,713	1,829	10,260	5,456
Interest expense, net of capitalized interest	15,144	11,648	50,417	37,643
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(32,622)	(13,838)	136,364	129,538
Income tax benefit	(2,190)	(1,941)	(4,092)	(11,854)
Equity in earnings of affiliates	3,213	3,495	10,191	10,027
NET (LOSS) INCOME	$(27,219)	$(8,402)	$150,647	$151,419

EARNINGS PER COMMON SHARE
Basic	$(0.28)	$(0.09)	$1.60	$1.70
Diluted	$(0.28)	$(0.09)	$1.59	$1.69
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	95,764	89,600	94,420	88,995
Diluted	95,764	89,600	94,718	89,402

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2020	2019	2020	2019
Net (loss) income	$(27,219)	$(8,402)	$150,647	$151,419
Other comprehensive (loss) income, net of tax
Loss on derivatives designated as hedging instruments, net of tax of $180, $0, $2,961 and $0, respectively	(626)	—	(10,337)	—
Adjustment to postemployment benefit obligation, net of tax of $(191), $(118), $(2,161) and $(333), respectively	663	305	7,522	844
Other comprehensive income (loss)	$37	$305	$(2,815)	$844
Comprehensive (loss) income	$(27,182)	$(8,097)	$147,832	$152,263

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,
(Thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$150,647	$151,419
Adjustments to reconcile net income to cash flows from operating activities
Unrealized gain on derivative instruments	(21,827)	(25,353)
Realized and unrealized gains on investments in equity securities	—	(1,567)
Gain on sale of businesses	—	(645)
Depreciation and amortization	89,758	67,292
Amortization of acquired wholesale energy contracts	4,356	7,813
Allowance for equity used during construction	(12,328)	(6,135)
Allowance for doubtful accounts	1,657	1,686
Non cash lease expense	2,864	—
Deferred income taxes	(3,066)	(29,092)
Manufactured gas plant remediation costs	(6,629)	(9,582)
Equity in earnings, net of distributions received from equity investees	(4,985)	(2,700)
Cost of removal - asset retirement obligations	(183)	(194)
Contributions to postemployment benefit plans	(5,969)	(5,994)
Tax benefit from stock-based compensation	644	1,289
Changes in:
Components of working capital	(17,397)	(14,829)
Other noncurrent assets	10,177	16,906
Other noncurrent liabilities	(4,936)	15,476
Cash flows from operating activities	182,783	165,790
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(213,667)	(207,357)
Solar equipment	(110,968)	(91,333)
Midstream and other	(18,261)	(13,116)
Cost of removal	(24,343)	(32,212)
Acquisition of assets, net of cash acquired of $5.1 million	(523,647)	—
Distribution from equity investees in excess of equity in earnings	1,411	1,473
Investments in equity investees	(1,491)	(2,696)
Proceeds from sale of businesses, net of closing costs	—	205,745
Proceeds from sale of investments in equity securities, net	—	34,484
Cash flows used in investing activities	(890,966)	(105,012)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from term loan	350,000	—
Payments of term loan	(212,900)	—
Proceeds from long-term debt	50,000	35,800
Payments of long-term debt	(11,947)	(15,001)
Proceeds from (payments of) short-term debt, net	390,562	(52,650)
Proceeds from sale-leaseback transaction - solar	42,927	—
Proceeds from sale-leaseback transaction	4,000	9,895
Payments of common stock dividends	(86,709)	(77,730)
Proceeds from issuance of common stock - public equity offering	212,900	—
Proceeds from waiver discount issuance of common stock	—	57,391
Proceeds from issuance of common stock - DRP	14,498	13,199
Tax withholding payments related to net settled stock compensation	(3,966)	(6,704)
Cash flows from (used in) financing activities	749,365	(35,800)
Change in cash, cash equivalents and restricted cash	41,182	24,978
Cash, cash equivalents and restricted cash at beginning of period	4,063	1,710
Cash, cash equivalents and restricted cash at end of period	$45,245	$26,688
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(3,019)	$28,385
Inventories	42,566	51,833
Recovery of gas costs	(5,722)	(14,870)
Gas purchases payable	(55,593)	(66,060)
Prepaid expenses	1,487	(2,385)
Prepaid and accrued taxes	(991)	10,110
Accounts payable and other	(13,084)	(31,883)
Restricted broker margin accounts	11,900	13,092
Customers' credit balances and deposits	(7,060)	(7,832)
Other current assets	12,119	4,781
Total	$(17,397)	$(14,829)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$47,642	$42,107
Income taxes	$1,127	$8,550
Accrued capital expenditures	$20,814	$32,143
See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	June 30, 2020	September 30, 2019
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$2,741,021	$2,625,730
Construction work in progress	362,970	237,011
Nonutility plant and equipment, at cost	1,410,428	861,904
Construction work in progress	167,807	62,492
Total property, plant and equipment	4,682,226	3,787,137
Accumulated depreciation and amortization, utility plant	(586,711)	(585,160)
Accumulated depreciation and amortization, nonutility plant and equipment	(191,520)	(156,033)
Property, plant and equipment, net	3,903,995	3,045,944
CURRENT ASSETS
Cash and cash equivalents	42,821	2,676
Customer accounts receivable
Billed	143,059	139,263
Unbilled revenues	8,738	6,510
Allowance for doubtful accounts	(6,975)	(6,148)
Regulatory assets	52,251	32,871
Gas in storage, at average cost	123,962	169,803
Materials and supplies, at average cost	18,128	14,475
Prepaid expenses	7,700	8,333
Prepaid and accrued taxes	25,546	22,602
Derivatives, at fair value	29,367	25,103
Restricted broker margin accounts	52,212	73,723
Other	24,269	22,395
Total current assets	521,078	511,606
NONCURRENT ASSETS
Investments in equity method investees	205,800	200,268
Regulatory assets	451,115	496,637
Operating lease assets	101,657	—
Derivatives, at fair value	6,347	7,426
Intangible assets, net	11,006	14,611
Other noncurrent assets	81,086	96,493
Total noncurrent assets	857,011	815,435
Total assets	$5,282,084	$4,372,985

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CAPITALIZATION AND LIABILITIES

(Thousands, except share data)	June 30, 2020	September 30, 2019
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding June 30, 2020 — 95,830,500; September 30, 2019 — 89,998,788	$240,227	$226,649
Premium on common stock	492,365	291,331
Accumulated other comprehensive loss, net of tax	(34,602)	(31,787)
Treasury stock at cost and other; shares June 30, 2020 — 260,462; September 30, 2019 —660,734	4,012	(10,436)
Retained earnings	1,136,925	1,075,960
Common stock equity	1,838,927	1,551,717
Long-term debt	1,664,517	1,537,177
Total capitalization	3,503,444	3,088,894
CURRENT LIABILITIES
Current maturities of long-term debt	25,954	21,419
Short-term debt	553,112	25,450
Gas purchases payable	81,677	137,271
Gas purchases payable to related parties	791	790
Accounts payable and other	109,987	129,724
Dividends payable	29,947	28,122
Accrued taxes	5,347	3,394
Regulatory liabilities	6,774	—
New Jersey Clean Energy Program	17,062	15,468
Derivatives, at fair value	47,094	57,623
Operating lease liabilities	4,458	—
Customers' credit balances and deposits	20,056	27,116
Total current liabilities	902,259	446,377
NONCURRENT LIABILITIES
Deferred income taxes	187,508	190,663
Deferred investment tax credits	3,412	3,653
Deferred gain	1,035	1,554
Derivatives, at fair value	23,600	18,821
Manufactured gas plant remediation	128,886	131,080
Postemployment employee benefit liability	196,664	246,517
Regulatory liabilities	197,281	202,435
Operating lease liabilities	96,118	—
Asset retirement obligation	33,305	31,046
Other	8,572	11,945
Total noncurrent liabilities	876,381	837,714
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$5,282,084	$4,372,985

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2019	89,999	$226,649	$291,331	$(31,787)	$(10,436)	$1,075,960	$1,551,717
Net income	—	—	—	—	—	89,361	89,361
Other comprehensive income	—	—	—	759	—	—	759
Common stock issued:
Common stock offering	5,333	13,333	199,567	—	—	—	212,900
Incentive compensation plan	96	239	3,053	—	—	—	3,292
Dividend reinvestment plan (1)	80	—	314	—	3,185	—	3,499
Cash dividend declared ($.3125 per share)	—	—	—	—	—	(29,846)	(29,846)
Treasury stock and other	—	—	—	—	(3,879)	—	(3,879)
Balance at December 31, 2019	95,508	$240,221	$494,265	$(31,028)	$(11,130)	$1,135,475	$1,827,803
Net income	—	—	—	—	—	88,505	88,505
Other comprehensive loss	—	—	—	(3,611)	—	—	(3,611)
Common stock issued:
Dividend reinvestment plan (1)	143	—	(416)	—	5,621	—	5,205
Cash dividend declared ($.3125 per share)	—	—	—	—	—	(29,888)	(29,888)
Treasury stock and other	(8)	—	107	—	986	—	1,093
Balance at March 31, 2020	95,643	$240,221	$493,956	$(34,639)	$(4,523)	$1,194,092	$1,889,107
Net loss	—	—	—	—	—	(27,219)	(27,219)
Other comprehensive income	—	—	—	37	—	—	37
Common stock issued:
Incentive compensation plan	2	6	113	—	—	—	119
Dividend reinvestment plan (1)	185	—	(1,694)	—	7,417	—	5,723
Cash dividend declared ($.3125 per share)	—	—	—	—	—	(29,948)	(29,948)
Treasury stock and other	—	—	(10)	—	1,118	—	1,108
Balance at June 30, 2020	95,830	$240,227	$492,365	$(34,602)	$4,012	$1,136,925	$1,838,927

(1)	Shares sold through the DRP are issued from treasury stock at average cost, which may differ from the actual market price paid.

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

Balance at September 30, 2018	88,293	$226,196	$274,748	$(12,610)	$(76,473)	$1,007,117	$1,418,978
Net income	—	—	—	—	—	86,248	86,248
Other comprehensive income	—	—	—	234	—	—	234
Common stock issued:
Incentive compensation plan	137	343	1,791	—	—	—	2,134
Dividend reinvestment plan (1)	82	—	454	—	3,238	—	3,692
Waiver discount	168	—	1,293	—	6,671	—	7,964
Cash dividend declared ($.2925 per share)	—	—	—	—	—	(25,938)	(25,938)
Treasury stock and other	—	—	—	—	1,504	—	1,504
Adoption of ASU 2016-01	—	—	—	(3,446)	—	3,446	—
Adoption of ASU 2017-05	—	—	—	—	—	4,970	4,970
Adoption of ASU 2014-09/ASC 606	—	—	—	—	—	(2,736)	(2,736)
Balance at December 31, 2018	88,680	$226,539	$278,286	$(15,822)	$(65,060)	$1,073,107	$1,497,050
Net income	—	—	—	—	—	73,573	73,573
Other comprehensive income	—	—	—	305	—	—	305
Common stock issued:
Incentive plan	30	74	1,150	—	—	—	1,224
Dividend reinvestment plan (1)	123	—	870	—	4,892	—	5,762
Waiver discount	339	—	3,123	—	13,452	—	16,575
Cash dividend declared ($.2925 per share)	—	—	—	—	—	(25,981)	(25,981)
Treasury stock and other	(8)	—	—	—	654	—	654
Balance at March 31, 2019	89,164	$226,613	$283,429	$(15,517)	$(46,062)	$1,120,699	$1,569,162
Net loss	—	—	—	—	—	(8,402)	(8,402)
Other comprehensive income	—	—	—	305	—	—	305
Common stock issued:
Incentive plan	6	14	194	—	—	—	208
Dividend reinvestment plan (1)	74	—	676	—	2,956	—	3,632
Waiver discount	674	—	6,115	—	26,737	—	32,852
Cash dividend declared ($.2925 per share)	—	—	—	—	—	(26,301)	(26,301)
Treasury stock and other	—	—	—	—	741	—	741
Balance at June 30, 2019	89,918	$226,627	$290,414	$(15,212)	$(15,628)	$1,085,996	$1,572,197

(1)	Shares sold through the DRP are issued from treasury stock at average cost, which may differ from the actual market price paid.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated gas distribution services, transportation and storage services and operates certain unregulated businesses primarily through the following:

New Jersey Natural Gas Company provides natural gas utility service to approximately 555,000 customers in central and northern New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

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

NJR Midstream Holdings Corporation, which comprises the Midstream segment, invests in energy-related ventures which include the Company's 50 percent combined ownership interest in Steckman Ridge, located in Pennsylvania, the Company's 20 percent ownership interest in PennEast and the wholly-owned subsidiaries of Leaf River, which was acquired on October 11, 2019 and Adelphia, which was acquired on January 13, 2020, and is subject to FERC regulation. See Note 17. Acquisitions and Dispositions for more information regarding these acquisitions.

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

Impacts of the COVID-19 Pandemic

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the United States. The Company’s Unaudited Condensed Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impacts of COVID-19 on the assumptions and estimates used and determined that there have been no material adverse impacts on the Company’s results of operations as of June 30, 2020.

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

Gas in Storage

The following table summarizes gas in storage, at average cost by segment as of:

	June 30, 2020		September 30, 2019
($ in thousands)	Gas in Storage	Bcf	Gas in Storage	Bcf
Energy Services	$50,400	33.1	$52,390	25.6
Natural Gas Distribution	73,501	17.5	117,413	27.0
Midstream	61	—	—	—
Total	$123,962	50.6	$169,803	52.6

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

(Thousands)	June 30, 2020	September 30, 2019	June 30, 2019	September 30, 2018
Balance Sheet
Cash and cash equivalents	$42,821	$2,676	$26,297	$1,458
Restricted cash in other noncurrent assets	2,424	1,387	391	252
Statements of Cash Flow
Cash, cash equivalents and restricted cash in the statement of cash flows	$45,245	$4,063	$26,688	$1,710

Loans Receivable

NJNG currently provides loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Unaudited Condensed Consolidated Balance Sheets. The Company recorded $13 million and $12.4 million in other current assets and $36.3 million and $38.8 million in other noncurrent assets as of June 30, 2020 and September 30, 2019, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans. The Company regularly evaluates the credit quality and collection profile of its customers. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of June 30, 2020 and September 30, 2019, the Company has not recorded any impairments for SAVEGREEN loans.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Software Costs

The Company capitalizes certain costs, such as software design and configuration, coding, testing and installation, that are incurred to purchase or create and implement computer software for internal use. Capitalized costs include external costs of materials and services utilized in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Maintenance costs are expensed as incurred. Upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Amortization is recorded on the straight-line basis over the estimated useful lives. The Company capitalized $4.3 million and $1.7 million in other noncurrent assets and $12.2 million and $4.8 million in utility plant construction work in progress on the Unaudited Condensed Consolidated Balance Sheets at June 30, 2020 and September 30, 2019, respectively. The Company recorded $1.9 million and $4.5 million in O&M on the Unaudited Condensed Consolidated Statements of Operations during the three and nine months ended June 30, 2020, respectively and $3.7 million in O&M on the Unaudited Condensed Consolidated Statements of Operations during both the three and nine months ended June 30, 2019.

Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects during the three months ended June 30, 2020 and 2019:

(Thousands)	Investments in Equity Securities	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance at March 31, 2020	$—	$(9,711)	$(24,928)		$(34,639)
Other comprehensive income (loss), net of tax
Other comprehensive (loss) income, before reclassifications, net of tax of $0, $180, $0, $180	—	(626)	—		(626)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0, $0, $(191), $(191)	—	—	663	(1)	663
Net current-period other comprehensive income, net of tax of $0, $180, $(191), $(11)	—	(626)	663		37
Balance at June 30, 2020	$—	$(10,337)	$(24,265)		$(34,602)
Balance at March 31, 2019	$—	$—	$(15,517)		$(15,517)
Other comprehensive income (loss), net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0, $(118), $(118)	—	—	305	(1)	305
Balance at June 30, 2019	$—	$—	$(15,212)		$(15,212)

(1)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects during the nine months ended June 30, 2020 and 2019:

(Thousands)	Investments in Equity Securities		Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance at September 30, 2019	$—		$—	$(31,787)		$(31,787)
Other comprehensive income (loss), net of tax
Other comprehensive (loss) income, before reclassifications, net of tax of $0, $2,961, $(1,681), $1,280	—		(10,337)	5,378		(4,959)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0, $0, $(480), $(480)	—		—	2,144	(1)	2,144
Net current-period other comprehensive income, net of tax of $0, $2,961, $(2,161), $800	—		(10,337)	7,522		(2,815)
Balance at June 30, 2020	$—		$(10,337)	$(24,265)		$(34,602)
Balance at September 30, 2018	$3,446		$—	$(16,056)		$(12,610)
Other comprehensive income (loss), net of tax
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $(333), $(333)	—		—	844	(1)	844
Reclassification to retained earnings	$(3,446)	(2)		$—		$(3,446)
Balance at June 30, 2019	$—		$—	$(15,212)		$(15,212)

(1)	Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

(2)	Due to the adoption of ASU No. 2016-01, an amendment to ASC 825, Financial Instruments.

Reclassification

Certain prior period amounts related to energy and other taxes on the Unaudited Condensed Consolidated Statements of Operations and prepaid expenses on the Unaudited Condensed Consolidated Balance Sheets and Unaudited Consolidated Condensed Statements of Cash Flows have been reclassified to conform to the current period presentation. Certain amounts related to software costs on the Unaudited Condensed Consolidated Balance Sheets have been reclassified to utility plant construction work in progress to conform to the current period presentation.

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

The Company’s lease agreements primarily consist of commercial solar land leases, storage and capacity leases, equipment and real property leases, including land and office facility leases and office equipment and the sale-leaseback of its natural gas meters. The total right-of-use assets and operating lease liabilities recorded upon adoption were $67.1 million. Upon the acquisition

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of Leaf River, on October 11, 2019, the Company adopted ASC 842 for Leaf River which resulted in additional right-of-use asset and lease liability of $21.6 million.

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

Financial Instruments

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This accounting standard provides clarification of guidance for financial instruments and makes narrow scope amendments related to various issues. The Company adopted this standard effective upon issuance. There was no impact to the Company's financial position, results of operations or cash flows as a result of its adoption.

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

Other Recent Updates to the Accounting Standards Codification

Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, an amendment to ASC 326, Financial Instruments - Credit Losses, which changes the impairment model for certain financial assets that have a contractual right to receive cash, including trade and loan receivables. The new model requires recognition based upon an estimation of expected credit losses rather than recognition of losses when it is probable that they have been incurred. An entity will apply the amendment through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The guidance is effective for the Company beginning October 1, 2020, with early adoption permitted. The Company is in the process of assessing the impact of the guidance on NJR's reserve methodologies and credit policies and procedures for any assets that could be impacted. The Company is currently evaluating the amendment and all subsequent amendments related to this topic, but does not expect that the pending adoption of this ASU will have a material effect on its consolidated financial statements and its disclosures since the majority of NJR's financial assets are short-term in nature, such as trade receivables.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value

In August 2018, the FASB issued ASU No. 2018-13, an amendment to ASC 820, Fair Value Measurement, which removes, modifies and adds to certain disclosure requirements of fair value measurements. Disclosure requirements removed include the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. Modifications include considerations around the requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse. The additions include the requirement to disclose changes in unrealized gains and losses for the period in other comprehensive income for recurring Level 3 fair value measurements held and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for the Company beginning October 1, 2020, with early adoption permitted. Upon adoption, the amendments will be applied on a prospective or retrospective basis depending on the specific amendments’ transition requirements. The Company is currently evaluating the impact of the adoption of this ASU but does not expect that its pending adoption will have a material effect on its consolidated financial statements. The Company does not have either Level 3 fair value measurements or transfers between Level 1 or Level 2 in its current portfolios, and therefore, does not expect this ASU to have an impact on the Company's financial statements and disclosures.

Compensation - Retirement Benefits

In August 2018, the FASB issued ASU No. 2018-14, an amendment to ASC 715, Compensation - Retirement Benefits, which removes disclosures that no longer are considered cost-beneficial, clarifies the specific requirements of certain disclosures and adds new disclosure requirements identified as relevant. The guidance is effective for the Company beginning October 1, 2021, with early adoption permitted. Upon adoption, the amended presentation and disclosure guidance will be applied on a retrospective basis. The Company is continuing to evaluate the amendment to fully understand the impact on the Company's disclosures upon adoption but it is not expecting this ASU to materially affect the financial statements and disclosures.

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

Investments - Equity Method and Derivatives and Hedging

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The update states that an entity is required to evaluate observable transactions that necessitate applying or discontinuing the equity method of accounting, when applying the measurement alternative in Topic 321. This evaluation occurs prior to applying or upon ceasing the equity method. The update also states that when applying paragraph 815-10-15-141(a) for forward contracts and purchased options, an entity is not required to assess whether the underlying securities will be accounted for under the equity method in accordance with Topic 323 or fair value method under Topic 825 upon settlement or exercise. The guidance is effective for the Company beginning October 1, 2021, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU but does not expect that its pending adoption will have a material effect on its consolidated financial statements.

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

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the three months ended June 30, 2020, is as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures		Energy Services	Midstream	Home Services and Other	Total
2020
Natural gas utility sales	$124,888	—		—	—	—	$124,888
Wholesale natural gas services	—	—		3,536	11,863	—	15,399
Service contracts	—	—		—	—	8,126	8,126
Installations and maintenance	—	—		—	—	4,243	4,243
Electricity sales	—	5,294		—	—	—	5,294
Eliminations (1)	—	—		—	(720)	(206)	(926)
Revenues from contracts with customers	124,888	5,294		3,536	11,143	12,163	157,024
Alternative revenue programs	(2,665)	—		—	—	—	(2,665)
Derivative Instruments	6,309	8,102	(2)	130,007	—	—	144,418
Eliminations (1)	—	—		197	—	—	197
Revenues out of scope	3,644	8,102		130,204	—	—	141,950
Total operating revenues	$128,532	13,396		133,740	11,143	12,163	$298,974
2019
Natural gas utility sales	$115,525	—		—	—	—	$115,525
Wholesale natural gas services	—	—		3,876	—	—	3,876
Service contracts	—	—		—	—	7,890	7,890
Installations and maintenance	—	—		—	—	5,193	5,193
Electricity sales	—	4,745		—	—	—	4,745
Eliminations (1)	—	—		—	—	(456)	(456)
Revenues from contracts with customers	115,525	4,745		3,876	—	12,627	136,773
Alternative revenue programs	2,025	—		—	—	—	2,025
Derivative Instruments	3,232	6,705	(2)	286,145	—	—	296,082
Eliminations (1)	—	—		62	—	—	62
Revenues out of scope	5,257	6,705		286,207	—	—	298,169
Total operating revenues	$120,782	11,450		290,083	—	12,627	$434,942

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

(2)	Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the nine months ended June 30, 2020 and 2019, is as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures		Energy Services	Midstream	Home Services and Other	Total
2020
Natural gas utility sales	$611,650	—		—	—	—	$611,650
Natural gas services	—	—		20,491	32,011	—	52,502
Service contracts	—	—		—	—	24,237	24,237
Installations and maintenance	—	—		—	—	13,404	13,404
Electricity sales	—	13,770		—	—	—	13,770
Eliminations (1)	—	—		—	(2,062)	(947)	(3,009)
Revenues from contracts with customers	611,650	13,770		20,491	29,949	36,694	712,554
Alternative revenue programs	17,465	—		—	—	—	17,465
Derivative Instruments	16,260	11,833	(2)	797,168	—	—	825,261
Eliminations (1)	—	—		(1,656)	—	—	(1,656)
Revenues out of scope	33,725	11,833		795,512	—	—	841,070
Total operating revenues	$645,375	25,603		816,003	29,949	36,694	$1,553,624
2019
Natural gas utility sales	$598,676	—		—	—	—	$598,676
Natural gas services	—	—		26,204	—	—	26,204
Service contracts	—	—		—	—	23,533	23,533
Installations and maintenance	—	—		—	—	14,373	14,373
Electricity sales	—	16,944		—	—	—	16,944
Eliminations (1)	—	—		—	—	(1,653)	(1,653)
Revenues from contracts with customers	598,676	16,944		26,204	—	36,253	678,077
Alternative revenue programs	9,059	—		—	—	—	9,059
Derivative Instruments	14,432	20,763	(2)	1,398,909	—	—	1,434,104
Eliminations (1)	—	—		(8,276)	—	—	(8,276)
Revenues out of scope	23,491	20,763		1,390,633	—	—	1,434,887
Total operating revenues	$622,167	37,707		1,416,837	—	36,253	$2,112,964

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

(2)	Includes SREC revenue.

Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the three months ended June 30, 2020 and 2019, is as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Midstream	Home Services and Other	Total
2020
Residential	$89,095	2,587	—	—	11,845	$103,527
Commercial and industrial	20,050	2,707	3,536	11,143	318	37,754
Firm transportation	14,331	—	—	—	—	14,331
Interruptible and off-tariff	1,412	—	—	—	—	1,412
Revenues out of scope	3,644	8,102	130,204	—	—	141,950
Total operating revenues	$128,532	13,396	133,740	11,143	12,163	$298,974

2019
Residential	$63,984	2,304	—	—	12,388	$78,676
Commercial and industrial	37,511	2,441	3,876	—	239	44,067
Firm transportation	12,296	—	—	—	—	12,296
Interruptible and off-tariff	1,734	—	—	—	—	1,734
Revenues out of scope	5,257	6,705	286,207	—	—	298,169
Total operating revenues	$120,782	11,450	290,083	—	12,627	$434,942

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the nine months ended June 30, 2020 and 2019, is as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Midstream	Home Services and Other	Total
2020
Residential	$442,093	7,516	—	—	35,955	$485,564
Commercial and industrial	107,107	6,254	20,491	29,949	739	164,540
Firm transportation	58,043	—	—	—	—	58,043
Interruptible and off-tariff	4,407	—	—	—	—	4,407
Revenues out of scope	33,725	11,833	795,512	—	—	841,070
Total operating revenues	$645,375	25,603	816,003	29,949	36,694	$1,553,624

2019
Residential	$402,192	6,627	—	—	35,522	$444,341
Commercial and industrial	139,691	10,317	26,204	—	731	176,943
Firm transportation	52,006	—	—	—	—	52,006
Interruptible and off-tariff	4,787	—	—	—	—	4,787
Revenues out of scope	23,491	20,763	1,390,633	—	—	1,434,887
Total operating revenues	$622,167	37,707	1,416,837	—	36,253	$2,112,964

Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the nine months ended June 30, 2020, are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of October 1, 2019	$139,263	$6,510	$27,116
Increase (decrease)	3,796	2,228	(7,060)
Balance as of June 30, 2020	$143,059	$8,738	$20,056

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2020:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Midstream	Home Services and Other	Total
Customer accounts receivable
Billed	$78,370	3,469	55,364	3,828	2,028	$143,059
Unbilled	8,738	—	—	—	—	8,738
Customers' credit balances and deposits	(20,056)	—	—	—	—	(20,056)
Total	$67,052	3,469	55,364	3,828	2,028	$131,741

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

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets are comprised of the following:

(Thousands)	June 30, 2020	September 30, 2019
Regulatory assets-current
New Jersey Clean Energy Program	$17,062	$15,468
Under-recovered gas costs	—	9,506
Conservation Incentive Program	20,836	3,371
Derivatives at fair value, net	9,845	4,526
Other	4,508	—
Total current regulatory assets	$52,251	$32,871
Regulatory assets-noncurrent
Environmental remediation costs
Expended, net of recoveries	$36,053	$38,351
Liability for future expenditures	128,886	131,080
Deferred income taxes	22,477	19,631
Derivatives at fair value, net	—	486
SAVEGREEN	15,229	10,201
Postemployment and other benefit costs	161,847	212,461
Deferred storm damage costs	7,058	8,687
Cost of removal	62,831	65,660
Other noncurrent regulatory assets	16,720	10,080
Total noncurrent regulatory assets	$451,101	$496,637
Regulatory liabilities-current
Over-recovered gas costs	6,774	—
Total current regulatory liabilities	$6,774	$—
Regulatory liabilities-noncurrent
Tax Act impact (1)	$196,705	$200,417
New Jersey Clean Energy Program	128	197
Other noncurrent regulatory liabilities	448	1,821
Total noncurrent regulatory liabilities	$197,281	$202,435

(1)	Reflects the re-measurement and subsequent amortization of NJNG's net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act.

Regulatory filings and/or actions that occurred during the current fiscal year include the following:

•	On October 25, 2019, the BPU approved NJNG’s annual filing to increase its EE recovery rate, which resulted in an annual recovery of approximately $11.3 million, effective November 1, 2019.

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

•
On March 30, 2020, NJNG filed a petition with the BPU requesting a base rate increase of approximately $7.4 million for the recovery associated with NJ RISE and SAFE II capital investments cost of approximately $57.9 million made through June 30, 2020. On July 24, 2020, the Company updated this filing for actual information through June 30, 2020 and the revised rate increase requested is $7.1 million based on $55.1 million of actual capital investments. Changes to base rates are anticipated to be effective October 1, 2020.

•
On May 29, 2020, NJNG filed its annual petition with the BPU to decrease its BGSS rate for residential and small commercial customers. The rate changes will result in a $20.4 million decrease to the annual revenues credited to BGSS, a $3.9 million annual decrease related to its balancing charge, as well as changes to CIP rates, which will result in a $22.3 million annual recovery increase, anticipated to be effective October 1, 2020.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	On May 29, 2020, NJNG filed a petition with the BPU to increase its EE recovery rate, which will result in an annual decrease of approximately $70,000, anticipated to be effective October 1, 2020.

•
On June 25, 2020, NJNG filed its annual USF compliance filing proposing a decrease to the statewide USF rate, which will result in the annual recovery decreasing by approximately $400,000, to be effective October 1, 2020.

•
On July 2, 2020, the BPU issued an order which authorized New Jersey utilities to create a regulatory asset by deferring incremental COVID-19 related costs and required a related quarterly report be filed for the COVID-19-related costs and savings incurred.

Regulatory assets at Adelphia, not included in the table above, were immaterial as of June 30, 2020.

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

Fair Value of Derivatives

The following table presents the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		June 30, 2020		September 30, 2019
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$66	$133	$67	$245
Financial commodity contracts	Derivatives - current	—	190	382	570
Interest rate contracts	Derivatives - current	—	5,056	—	—
Energy Services:
Physical commodity contracts	Derivatives - current	5,440	17,242	6,847	27,540
	Derivatives - noncurrent	2,671	22,448	1,710	12,641
Financial commodity contracts	Derivatives - current	23,852	13,447	17,806	29,057
	Derivatives - noncurrent	3,647	1,129	5,716	6,105
Foreign currency contracts	Derivatives - current	9	230	1	211
	Derivatives - noncurrent	29	23	—	75
Derivatives designated as hedging instruments:
Home Services and Other:
Interest rate contracts	Derivatives - current	—	10,796	—	—
Total fair value of derivatives		$35,714	$70,694	$32,529	$76,444

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

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of June 30, 2020:
Derivative assets:
Energy Services
Physical commodity contracts	$8,111	$(3,097)	$(200)	$4,814
Financial commodity contracts	27,499	(14,576)	—	12,923
Foreign currency contracts	38	(38)	—	—
Total Energy Services	$35,648	$(17,711)	$(200)	$17,737
Natural Gas Distribution
Physical commodity contracts	$66	$(39)	$—	$27
Total Natural Gas Distribution	$66	$(39)	$—	$27
Derivative liabilities:
Energy Services
Physical commodity contracts	$39,690	$(3,097)	$—	$36,593
Financial commodity contracts	14,576	(14,576)	—	—
Foreign currency contracts	253	(38)	—	215
Total Energy Services	$54,519	$(17,711)	$—	$36,808
Natural Gas Distribution
Physical commodity contracts	$133	$(39)	$—	$94
Financial commodity contracts	190	—	(190)	—
Interest rate contracts	5,056	—	—	5,056
Total Natural Gas Distribution	$5,379	$(39)	$(190)	$5,150
Home Services and Other
Interest rate contracts	$10,796	$—	$—	$10,796
Total Home Services and Other	$10,796	$—	$—	$10,796
As of September 30, 2019:
Derivative assets:
Energy Services
Physical commodity contracts	$8,557	$(2,906)	$(200)	$5,451
Financial commodity contracts	23,522	(19,646)	—	3,876
Foreign currency contracts	1	(1)	—	—
Total Energy Services	$32,080	$(22,553)	$(200)	$9,327
Natural Gas Distribution
Physical commodity contracts	$67	$(9)	$—	$58
Financial commodity contracts	382	(382)	—	—
Total Natural Gas Distribution	$449	$(391)	$—	$58
Derivative liabilities:
Energy Services
Physical commodity contracts	$40,181	$(2,906)	$—	$37,275
Financial commodity contracts	35,162	(19,646)	(15,516)	—
Foreign currency contracts	286	(1)	—	285
Total Energy Services	$75,629	$(22,553)	$(15,516)	$37,560
Natural Gas Distribution
Physical commodity contracts	$245	$(9)	$—	$236
Financial commodity contracts	570	(382)	(188)	—
Total Natural Gas Distribution	$815	$(391)	$(188)	$236

(1)	Derivative assets and liabilities are presented on a gross basis on the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.

(2)	Includes transactions with NAESB netting election, transactions held by FCMs with net margining and transactions with ISDA netting.

(3)	Financial collateral includes cash balances at FCMs as well as cash received from or pledged to other counterparties.

(4)	Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

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

The following table presents the effect of derivative instruments recognized on the Unaudited Condensed Consolidated Statements of Operations for the periods set forth below:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
Derivatives not designated as hedging instruments:		2020	2019	2020	2019
Energy Services:
Physical commodity contracts	Operating revenues	$(18,061)	$1,435	$3,871	$74
Physical commodity contracts	Gas purchases	1,014	2,392	(2,288)	266
Financial commodity contracts	Gas purchases	2,408	22,919	71,820	17,732
Foreign currency contracts	Gas purchases	181	37	(179)	(188)
Home Services and Other:
Interest rate contracts	Interest expense	—	(43)		(228)
Total unrealized and realized gains (losses)		$(14,458)	$26,740	$73,224	$17,656

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2020	2019	2020	2019
Natural Gas Distribution:
Physical commodity contracts	$308	$812	$1,357	$5,225
Financial commodity contracts	1,029	(10,368)	(11,493)	(7,129)
Interest rate contracts	1,636	—	(5,056)	—
Total unrealized and realized (losses) gains	$2,973	$(9,556)	$(15,192)	$(1,904)

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

(Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
Derivatives in cash flow hedging relationships:	2020	2019	2020	2019
Interest rate contracts	$(807)	$—	$—	$—
	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
Derivatives in cash flow hedging relationships:	2020	2019	2020	2019
Interest rate contracts	$(13,299)	$—	$—	$—

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJNG and Energy Services had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
		June 30, 2020	September 30, 2019
Natural Gas Distribution	Futures	18.8	27.6
	Physical	10.3	11.6
Energy Services	Futures	(38.4)	(29.6)
	Physical	12.6	44.5
	Swaps	(2.3)	(5.0)

Not included in the previous table are Energy Services' net notional amount of foreign currency transactions of approximately $6.4 million, notional amounts related to treasury lock transactions of approximately $60 million and $195 million at NJNG and NJR respectively, and 1,276,000 SRECs at Energy Services that were open as of June 30, 2020.

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

(Thousands)	Balance Sheet Location	June 30, 2020	September 30, 2019
Natural Gas Distribution	Restricted broker margin accounts	$—	$1,982
	Accounts payable and other	$(219)	$—
Energy Services	Restricted broker margin accounts	$52,211	$71,741

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of June 30, 2020. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$126,026
Noninvestment grade	8,915
Internally rated investment grade	22,877
Internally rated noninvestment grade	12,319
Total	$170,137

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2020, was $15.9 million, for which the Company had not posted collateral. If all thresholds related to the credit-risk-related contingent features underlying these agreements had been invoked on June 30, 2020, the Company would have been required to post an additional $15.9 million to its counterparties. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

6. FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and cash equivalents, accounts receivable, current loan receivables, accounts payable, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. Non-current loan receivables are recorded at fair value in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets.

The estimated fair value of long-term debt, including current maturities, excluding capital leases, debt issuance costs and solar asset financing obligations, is as follows:

(Thousands)	June 30, 2020	September 30, 2019
Carrying value (1) (2) (3) (4)	$1,492,845	$1,442,845
Fair market value	$1,719,734	$1,568,864

(1)	Excludes finance leases of $77.6 million and $35.4 million as of June 30, 2020 and September 30, 2019, respectively.

(2)	Excludes solar asset financing obligations of $130.8 million and $91.4 million as of June 30, 2020 and September 30, 2019, respectively.

(3)	Excludes NJNG's debt issuance costs of $9.2 million and $9 million as of June 30, 2020 and September 30, 2019, respectively.

(4)	Excludes NJR's debt issuance costs of $1.5 million and $2 million as of June 30, 2020 and September 30, 2019, respectively.

Clean Energy Ventures enters into transactions to sell certain commercial solar assets and lease the assets back for a term specified in the lease. These transactions are considered financing obligations for accounting purposes and are recorded within long-term debt on the Unaudited Condensed Consolidated Balance Sheets. The estimated fair value of solar asset financing obligations as of June 30, 2020 and September 30, 2019 was $148.3 million and $98.6 million, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of June 30, 2020, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2020:
Assets:
Physical commodity contracts	$—	$8,177	$—	$8,177
Financial commodity contracts	25,349	2,150	—	27,499
Financial commodity contracts - foreign exchange	—	38	—	38
Money market funds	36,172	—	—	36,172
Other (1)	1,814	—	—	1,814
Total assets at fair value	$63,335	$10,365	$—	$73,700
Liabilities:
Physical commodity contracts	$—	$39,823	$—	$39,823
Financial commodity contracts	14,766	—	—	14,766
Financial commodity contracts - foreign exchange	—	253	—	253
Interest rate contracts	—	15,852	—	15,852
Total liabilities at fair value	$14,766	$55,928	$—	$70,694
As of September 30, 2019:
Assets:
Physical commodity contracts	$—	$8,624	$—	$8,624
Financial commodity contracts	20,028	3,876	—	23,904
Financial commodity contracts - foreign exchange	—	1	—	1
Other (1)	1,706	—	—	1,706
Total assets at fair value	$21,734	$12,501	$—	$34,235
Liabilities:
Physical commodity contracts	$—	$40,426	$—	$40,426
Financial commodity contracts	35,732	—	—	35,732
Financial commodity contracts - foreign exchange	—	286	—	286
Total liabilities at fair value	$35,732	$40,712	$—	$76,444

7. INVESTMENTS IN EQUITY INVESTEES

NJR's investments in equity method investees include the following as of:

(Thousands)	June 30, 2020	September 30, 2019
Steckman Ridge	$112,909	$114,428
PennEast (1)	92,891	85,840
Total	$205,800	$200,268

(1)	Includes a deferred tax component related to AFUDC equity of $4.6 million and $4.1 million for June 30, 2020 and September 30, 2019, respectively.

The Company, through its subsidiary NJR Pipeline Company holds a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates. NJR's investment in Steckman Ridge includes loans with a total outstanding principal balance of $70.4 million for both June 30, 2020 and September 30, 2019. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

NJNG and Energy Services have entered into storage and park and loan agreements with Steckman Ridge. In addition, NJNG and Energy Services are each party to a precedent capacity agreement with PennEast. See Note 16. Related Party Transactions for more information on these intercompany transactions.

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

On June 29, 2020, the Supreme Court requested that the Solicitor General of the United States file a brief that expresses the views on the question of the use of eminent domain to acquire state owned lands for pipeline construction.

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

8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share amounts)	2020	2019	2020	2019
Net income, as reported	$(27,219)	$(8,402)	$150,647	$151,419
Basic earnings per share
Weighted average shares of common stock outstanding-basic	95,764	89,600	94,420	88,995
Basic earnings per common share	$(0.28)	$(0.09)	$1.60	$1.70
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	95,764	89,600	94,420	88,995
Incremental shares (1)	—	—	298	407
Weighted average shares of common stock outstanding-diluted	95,764	89,600	94,718	89,402
Diluted earnings per common share (2)	$(0.28)	$(0.09)	$1.59	$1.69

(1)	Consist primarily of unvested stock awards and performance shares.

(2)
There were anti-dilutive shares of 251,780 and 95,817 excluded from the calculation of diluted earnings per share related to the equity forward sale agreement during the three and nine months ended June 30, 2020, respectively. Since there was a net loss for the three months ended June 30, 2020 and 2019, incremental shares of 310,000 and 409,000, respectively, were not included in the computation of diluted loss per common share, as their effect would have been anti-dilutive. There were no anti-dilutive shares excluded from the calculation of diluted earnings per share during the nine months ended June 30, 2019.

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

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	June 30, 2020	September 30, 2019	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	December 2023
Notes outstanding at end of period	$416,300	$25,450
Weighted average interest rate at end of period	1.06%	3.04%
Amount available at end of period (2)	$244	$394,800
Bank revolving credit facilities (1)	$250,000	$—	April 2021
Notes outstanding at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Amount available at end of period (2)	$250,000	$—
NJNG
Bank revolving credit facilities (1)	$250,000	$250,000	December 2023
Commercial paper outstanding at end of period	$—	$—
Weighted average interest rate at end of period	0.25%	—%
Amount available at end of period (3)	$249,269	$249,269

(1)	Committed credit facilities, which require commitment fees on the unused amounts.

(2)	Letters of credit outstanding total $8.5 million and $4.8 million for June 30, 2020 and September 30, 2019, respectively, which reduces amount available by the same amount.

(3)	Letters of credit outstanding total $731,000 for both June 30, 2020 and September 30, 2019, which reduces the amount available by the same amount.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

On October 9, 2019, NJR entered into a $350 million Bridge Facility, which was used primarily to finance the Leaf River acquisition. The Bridge Facility accrues interest at the LIBOR rate for a 1-month interest period plus 0.875 percent during the first 180 days, and 1.075 percent after 180 days. Loans under the Bridge Facility are required to be prepaid to the extent of new cash proceeds received upon the issuance of equity of NJR, the incurrence of indebtedness by NJR or its subsidiaries, the disposition of assets by NJR or its subsidiaries or upon other specified events, in each case subject to certain exceptions set forth in the Bridge Facility. As of June 30, 2020, there were $137.1 million in borrowings remaining against the facility. The net proceeds from the December 2019 equity issuance were used to pay down the Bridge Facility. On July 23, 2020, the remaining $137.1 million in borrowings were repaid.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term Debt

NJNG

NJNG received $4 million and $9.9 million in December 2019 and 2018, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.2 million and $1.1 million during the nine months ended June 30, 2020 and 2019, respectively.

On May 14, 2020, NJNG entered into a Note Purchase Agreement for $125 million of its senior notes, of which $100 million were at an interest rate of 3.13 percent, maturing in 2050, and $25 million were at an interest rate of 3.33 percent, maturing in 2060. On June 30, 2020, NJNG issued $50 million of the 3.13 percent senior notes due June 30, 2050. On July 23, 2020, NJNG issued the remaining $50 million of 3.13 percent senior notes due July 23, 2050, and $25 million of 3.33 percent senior notes due July 23, 2060. The senior notes are secured by an equal principal amount of NJNG’s FMBs issued under NJNG’s Mortgage Indenture.

NJR

On May 14, 2020, NJR entered into a Note Purchase Agreement for $260 million of its senior notes, of which $130 million were at an interest rate of 3.5 percent, maturing in 2030, and $130 million were at an interest rate of 3.6 percent, maturing in 2032. On July 23, 2020, NJR issued all $260 million of the senior notes. The senior notes are unsecured and guaranteed by certain unregulated subsidiaries of NJR.

On April 29, 2020, NJR settled a treasury lock resulting in a $2.5 million loss, which was recorded to accumulated other comprehensive income on the Unaudited Condensed Consolidated Balance Sheets. When the related forecasted debt issuance occurs, the loss will be amortized to interest expense on the Unaudited Condensed Consolidated Statements of Operations.

Clean Energy Ventures

In June 2020, Clean Energy Ventures received proceeds of $42.9 million in connection with the sale-leaseback of three commercial solar projects. Clean Energy Ventures did not receive proceeds related to the sale-leaseback of commercial solar assets during the nine months ended June 30, 2019. Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are considered failed sale-leasebacks for accounting purposes and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from SREC and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from SRECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term.

10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,		June 30,
(Thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$2,056	$1,845	$6,167	$5,536	$1,213	$1,101	$3,640	$3,303
Interest cost	2,647	3,043	7,940	9,129	1,757	2,081	5,270	6,243
Expected return on plan assets	(5,145)	(4,763)	(15,434)	(14,290)	(1,628)	(1,379)	(4,883)	(4,137)
Recognized actuarial loss	2,606	1,442	7,818	4,324	1,861	1,617	5,582	4,850
Prior service cost amortization	25	25	76	76	(49)	(91)	(148)	(273)
Net periodic benefit cost	$2,189	$1,592	$6,567	$4,775	$3,154	$3,329	$9,461	$9,986

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not expect to be required to make additional contributions to fund the pension plans during fiscal 2020 or 2021 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the nine months ended June 30, 2020 and 2019.

There are no federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU and estimates that it will contribute between $5 million and $10 million over each of the next five years. Additional contributions may be required based on market conditions and changes to assumptions.

The Company's OPEB liability was revalued for changes related to the Affordable Care Act-mandated excise tax applicable to high-cost health plans, commonly known as the Cadillac Tax. The Company applied a practical expedient to remeasure the plan assets and obligations as of December 31, 2019, which was the nearest calendar month-end date. The impact of the revaluation of the OPEB liability was recorded as of January 1, 2020.

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

As of June 30, 2020, the Company had a reserve of $4.9 million for a portion of tax benefits that are uncertain at this time, which is included in deferred income taxes on the Unaudited Condensed Consolidated Balance Sheets. The tax benefits relate to fiscal tax years open to examination by the IRS and may be subject to subsequent adjustment. As of June 30, 2019, there were no reserves associated with uncertain tax positions.

Effective Tax Rate

The forecasted effective tax rates were (1.2) percent and (4.6) percent, for the nine months ended June 30, 2020 and 2019, respectively. The increase in the effective tax rate, when compared with the prior fiscal year, is due primarily to a combination of an increase in forecasted pre-tax income and a decrease in forecasted tax credits for the fiscal year ending September 30, 2020. Forecasted tax credits, net of deferred income taxes, were $37.5 million and $46.3 million for fiscal 2020 and 2019, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

To the extent there are discrete tax items that are not included in the forecasted effective tax rate, the actual effective tax rate will differ from the estimated annual effective tax rate. During the nine months ended June 30, 2020 and 2019, discrete items totaled $2.3 million and $5.4 million, respectively, related to a revaluation of certain state deferred tax assets and liabilities as a result of a change in the New Jersey state apportionment factor and excess tax benefits associated with the vesting of share-based awards. NJR’s actual effective tax rate was (2.8) percent and (8.5) percent during the nine months ended June 30, 2020 and 2019, respectively.

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

The CARES Act provides for the delay in the required deposit of the employer portion of the OASDI payroll tax from the date of enactment through the end of 2020. Of the taxes that the Company can defer, 50 percent of the deferred taxes are required to be deposited by the end of 2021 and the remaining 50 percent are required to be deposited by the end of 2022. Additionally, The CARES Act provides a refundable tax credit, the employee retention tax credit, to certain employers who are ordered by a competent governmental authority to suspend or reduce business operations due to concern about the spread of COVID-19 or suffered a significant decline in the business during a calendar quarter during 2020 compared to the same calendar quarter during the previous year. As of June 30, 2020, the Company deferred $1.3 million related to the employer portion of the OASDI tax. The Company is currently investigating the applicability of the Employee Retention Tax credit.

Other Tax Items

As of June 30, 2020 and September 30, 2019, the Company had ITC carryforwards of approximately $184.7 million and $154.2 million, respectively, which each have a life of 20 years. When the Company carries back the federal net operating losses noted below, it expects to recapture investment tax credits totaling $24.1 million. These recaptured tax credits are in addition to the $184.7 million noted above and will be carried forward to offset future taxable income. The Company expects to utilize this entire carryforward, which would begin to expire in fiscal 2034.

The Company had federal income tax net operating losses of approximately $134 million as of June 30, 2020 and September 30, 2019, respectively. Federal net operating losses incurred before the implementation of the Tax Act can generally be carried back two years and forward 20 years and will begin to expire in fiscal 2036, with the remainder expiring by 2038. The Company expects to exercise its ability to carryback federal net operating losses to offset taxable income in prior periods.

For the net operating losses it expects to carryback, the Company estimated the portion considered refundable and recorded receivables of approximately $22.8 million for both June 30, 2020 and September 30, 2019, as a component of other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets. Upon filing amended federal income tax returns to carryback its remaining federal net operating losses the Company will recapture tax credits totaling $24.1 million, the Company will reduce its taxable income in those periods and recapture federal investment tax credits of the same amount that were previously utilized to offset taxable income.

The Company had state income tax net operating losses of approximately $489.7 million and $340.2 million for June 30, 2020 and September 30, 2019, respectively. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred. These state carry forward periods range from seven to 20 years and would begin to expire in fiscal 2021, with the majority expiring after 2035. The Company expects to utilize this entire carryforward, other than as described below.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2019, Clean Energy Ventures finalized the sale of its remaining wind assets. As a result of the sale, it is more likely than not that a portion of certain state net operating loss carryforwards will not be realizable prior to their expiration. The Company had a valuation allowance of $1.8 million and $4 million for June 30, 2020 and September 30, 2019, respectively, related to state net operating loss carryforwards in Montana, Iowa and Kansas. The remaining state income tax net operating losses are expected to be utilized prior to expiration.

As a result of changes to filing requirements in the State of New Jersey that require tax returns filed for periods ending on or after July 31, 2019 be filed on a combined basis when part of an affiliated group, the Company recorded a benefit from income taxes of approximately $15.3 million during the nine months ended June 30, 2020, resulting from the re-measurement of deferred income tax attributes. The Company also evaluated its New Jersey state net operating loss carryforwards on a post-apportionment basis and determined it is more likely than not that a portion of these net operating loss carryforwards may not be realizable prior to their expiration. As a result, the Company recorded a valuation allowance associated with New Jersey state net operating loss carryforwards of approximately $13.6 million as of June 30, 2020.

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

As of June 30, 2020, the IRS has an open examination of the Company's federal income tax return for fiscal 2016. All periods subsequent to those ended September 30, 2014, are statutorily open for both state and federal examinations.

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

Certain leases contain escalation provisions for inflation metrics. The storage leases contain a variable payment component that relates to the change in the inflation metrics that are not known past the current payment period. These variable components of these lease payments are excluded from the lease payments that are used to determine the related right-of-use lease asset and liability. The variable portion of these leases are recognized as leasing expenses when they are incurred. The capacity lease payments are fully variable and based on the amount of gas stored in the storage caverns.

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

The following table presents the Company's lease costs included in the Unaudited Condensed Consolidated Statements of Operations:

		Three Months Ended	Nine Months Ended
		June 30,	June 30,
(Thousands)	Income Statement Location	2020	2020
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$1,274	$3,734
Interest on lease liabilities	Interest expense, net of capitalized interest	248	796
Total finance lease cost		1,522	4,530
Operating lease cost	Operation and maintenance, net of capitalized costs	$1,650	$4,761
Short-term lease cost	Operation and maintenance	95	721
Variable lease cost	Operation and maintenance	597	1,707
Total lease cost		$3,864	$11,719

The following table presents supplemental cash flow information related to leases:

Nine Months Ended
June 30,
(Thousands)	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,133
Operating cash flows from finance leases	$952
Financing cash flows from finance leases	$5,505

Assets obtained or modified through amendments in exchange for operating lease liabilities during the three and nine months ended June 30, 2020, were $270,000 and $34.2 million, respectively. Assets obtained or modified through amendments in exchange for finance lease liabilities during the nine months ended June 30, 2020, were $49.7 million. There were no assets obtained or modified through amendments in exchange for finance lease liabilities during the three months ended June 30, 2020.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the balance and classifications of our right of use assets and lease liabilities included in the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	June 30, 2020
Assets
Noncurrent
Operating lease assets	Operating lease assets	$101,657
Finance lease assets	Utility plant	72,357
Total lease assets		$174,014
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$4,458
Finance lease liabilities	Current maturities of long-term debt	10,645
Noncurrent
Operating lease liabilities	Operating lease liabilities	96,118
Finance lease liabilities	Long-term debt	66,944
Total lease liabilities		$178,165

As of June 30, 2020, the weighted average remaining lease term for the operating and finance leases is 27.3 and 2.37 years, respectively. The weighted average discount rate used in the valuation of the operating and finance lease liabilities and right-of-use assets over the remaining lease term is 3.18 percent and 2.54 percent, respectively.

As of June 30, 2020, the Company has entered into three commercial solar land leases, which have not yet commenced, that would entitle the Company to significant rights or create additional obligations. The leases are expected to commence when construction of the assets is completed during fiscal 2020. Total estimated payments over the life of these leases are approximately $6.1 million. There are options to extend the term of these leases for two additional five-year periods.

The following table presents the Company's maturities of lease liabilities as of June 30, 2020:

(Thousands)	Operating Leases	Finance Leases
Remainder of fiscal 2020	$2,137	$3,417
2021	6,481	56,271
2022	6,387	6,004
2023	6,356	4,622
2024	5,985	5,279
Thereafter	126,331	5,720
Total future minimum lease payments	153,677	81,313
Less: Interest component	(53,101)	(3,724)
Total lease liability	$100,576	$77,589

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through October 2036, for the supply, storage and transportation of natural gas. These contracts include annual fixed charges of approximately $125.7 million at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of June 30, 2020, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2020	2021	2022	2023	2024	Thereafter
Energy Services:
Natural gas purchases	$161,351	$1,264	$—	$—	$—	$—
Storage demand fees	23,483	12,975	10,116	4,063	2,173	1,329
Pipeline demand fees	66,544	55,599	33,068	22,364	17,163	40,206
Sub-total Energy Services	$251,378	$69,838	$43,184	$26,427	$19,336	$41,535
NJNG:
Natural gas purchases	$13,273	$—	$—	$—	$—	$—
Storage demand fees	36,062	34,483	23,424	13,409	9,154	4,077
Pipeline demand fees	89,627	107,510	106,414	89,217	79,899	572,433
Sub-total NJNG	$138,962	$141,993	$129,838	$102,626	$89,053	$576,510
Total	$390,340	$211,831	$173,022	$129,053	$108,389	$618,045

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

The estimated total future expenditures for all former MGP sites will range from approximately $115.9 million to $186.2 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets of $128.9 million as of June 30, 2020 and $131.1 million as of September 30, 2019, based on the most likely amount. The remediation liability at June 30, 2020 includes adjustments for actual expenditures during fiscal 2020. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if there were former MGP operations active at the location. The Company is in the process of conducting site investigation activities to identify and evaluate the nature and extent of MGP related contaminants present at the location. The costs associated with preliminary assessment and site investigation activities are considered immaterial and are included as a component of NJNG’s annual SBC application to recover remediation expenses. NJNG will continue to gather information to further refine and enhance its estimate of potential costs for this site as it becomes available.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. On March 16, 2020, a stipulation was signed in NJNG's annual SBC filing which included an increase in the RAC, which will increase the annual recovery from $8.5 million to $9.7 million and is pending approval. As of June 30, 2020, $36.1 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

The Company's current intent is to physically settle the forward sale agreements by issuing common shares. As of June 30, 2020, if the Company elected to net settle the forward sale agreement, the Company would receive approximately $7 million under a cash settlement or would receive 227,461 common shares under a net share settlement.

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

Information related to the Company's various reporting segments and other operations is detailed below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2020	2019	2020	2019
Operating revenues
Natural Gas Distribution
External customers	$128,532	$120,782	$645,375	$622,167
Clean Energy Ventures
External customers	13,396	11,450	25,603	37,707
Energy Services
External customers (1)	133,740	290,083	816,003	1,416,837
Intercompany	(197)	(62)	1,656	8,276
Midstream
External customers	11,143	—	29,949	—
Intercompany	720	—	2,062	—
Subtotal	287,334	422,253	1,520,648	2,084,987
Home Services and Other
External customers	12,163	12,627	36,694	36,253
Intercompany	206	455	947	1,652
Eliminations	(729)	(393)	(4,665)	(9,928)
Total	$298,974	$434,942	$1,553,624	$2,112,964
Depreciation and amortization
Natural Gas Distribution	$18,269	$14,689	$53,186	$42,557
Clean Energy Ventures	10,121	8,239	29,429	24,253
Energy Services (2)	28	23	84	75
Midstream	2,513	1	6,591	4
Subtotal	30,931	22,952	89,290	66,889
Home Services and Other	265	230	761	673
Eliminations	20	(33)	(293)	(270)
Total	$31,216	$23,149	$89,758	$67,292
Interest income (3)
Natural Gas Distribution	$135	$187	$378	$567
Energy Services	10	26	99	40
Midstream	463	1,088	3,245	3,089
Subtotal	608	1,301	3,722	3,696
Home Services and Other	157	515	856	1,620
Eliminations	(618)	(1,320)	(2,524)	(4,202)
Total	$147	$496	$2,054	$1,114

(1)	Includes sales to Canada for the Energy Services segment, which are immaterial.

(2)	The amortization of acquired wholesale energy contracts is excluded above and is included in gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.

(3)	Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2020	2019	2020	2019
Interest expense, net of capitalized interest
Natural Gas Distribution	$7,455	$6,301	$22,760	$18,166
Clean Energy Ventures	5,070	4,320	14,397	14,405
Energy Services	517	766	2,680	4,277
Midstream	1,843	522	10,286	1,630
Subtotal	14,885	11,909	50,123	38,478
Home Services and Other	427	407	1,264	1,410
Eliminations	(168)	(668)	(970)	(2,245)
Total	$15,144	$11,648	$50,417	$37,643
Income tax provision (benefit)
Natural Gas Distribution	$939	$(1,391)	$29,276	$16,705
Clean Energy Ventures	4,193	(1,787)	(38,432)	(39,033)
Energy Services	(8,909)	(1,193)	(606)	7,063
Midstream	1,646	729	3,453	2,910
Subtotal	(2,131)	(3,642)	(6,309)	(12,355)
Home Services and Other	(131)	1,705	2,044	854
Eliminations	72	(4)	173	(353)
Total	$(2,190)	$(1,941)	$(4,092)	$(11,854)
Equity in earnings of affiliates
Midstream	$3,615	$4,167	$11,200	$11,966
Eliminations	(402)	(672)	(1,009)	(1,939)
Total	$3,213	$3,495	$10,191	$10,027
Net financial earnings (loss)
Natural Gas Distribution	$11,968	$(3,795)	$142,160	$96,464
Clean Energy Ventures	(13,891)	(7,138)	(2,817)	24,797
Energy Services	(6,913)	(14,030)	(9,511)	13,644
Midstream	3,615	3,052	10,877	11,201
Subtotal	(5,221)	(21,911)	140,709	146,106
Home Services and Other	(582)	4,437	675	2,932
Eliminations	(14)	(32)	140	(34)
Total	$(5,817)	$(17,506)	$141,524	$149,004
Capital expenditures
Natural Gas Distribution	$88,171	$100,473	$238,010	$239,569
Clean Energy Ventures	41,182	38,813	110,968	91,333
Midstream	8,575	6,406	16,284	11,290
Subtotal	137,928	145,692	365,262	342,192
Home Services and Other	1,962	924	1,977	1,826
Total	$139,890	$146,616	$367,239	$344,018
Investments in equity investees
Midstream	$225	$1,239	$1,491	$2,696
Total	$225	$1,239	$1,491	$2,696

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2020	2019	2020	2019
Net financial earnings (loss)	$(5,817)	$(17,506)	$141,524	$149,004
Less:
Unrealized loss (gain) on derivative instruments and related transactions	23,712	(24,646)	(21,827)	(25,353)
Tax effect	(5,639)	5,885	5,189	6,034
Effects of economic hedging related to natural gas inventory	4,739	11,317	10,474	12,073
Tax effect	(1,126)	(2,689)	(2,489)	(2,869)
NFE tax adjustment	(284)	1,029	(470)	7,700
Net (loss) income	$(27,219)	$(8,402)	$150,647	$151,419

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	June 30, 2020	September 30, 2019
Assets at end of period:
Natural Gas Distribution	$3,319,754	$3,064,309
Clean Energy Ventures	1,007,240	864,323
Energy Services	225,830	290,847
Midstream	813,932	240,955
Subtotal	5,366,756	4,460,434
Home Services and Other	133,773	104,411
Intercompany assets (1)	(218,445)	(191,860)
Total	$5,282,084	$4,372,985

(1)	Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

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

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of June 30, 2020, Energy Services has entered into transactions with Steckman Ridge for varying terms, all of which expire by October 31, 2020.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2020	2019	2020	2019
Natural Gas Distribution	$1,491	$1,431	$4,462	$4,349
Energy Services	27	695	86	2,106
Total	$1,518	$2,126	$4,548	$6,455

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	June 30, 2020	September 30, 2019
Natural Gas Distribution	$775	$775
Energy Services	16	15
Total	$791	$790

NJNG and Energy Services have entered into various asset management agreements, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. As of June 30, 2020, NJNG and Energy Services had four asset management agreements with expiration dates ranging from October 31, 2020 through October 31, 2021.

NJNG has entered into a 15-year transportation precedent agreement for committed capacity of 180,000 Dths per day and NJRES has entered into a 5-year, 50,000 Dths per day transportation precedent agreement with PennEast, both to commence when PennEast is placed in service.

NJNG has entered into a transportation precedent agreement with Adelphia for committed capacity of 130,000 Dths per day, which expires in October 2025.

Energy Services has a 5-year agreement for 3 Bcf of firm storage capacity with Leaf River, which is eliminated in consolidation and expires in March 2024.

17. ACQUISITIONS AND DISPOSITIONS

Acquisitions

Adelphia

On January 13, 2020, Adelphia, an indirect wholly-owned subsidiary of NJR, acquired all of Talen’s membership interests in IEC, an existing 84-mile pipeline in southeastern Pennsylvania, including related assets and rights of way, for a base purchase price of $166 million. In November 2017, the Company made an initial payment of $10 million towards the base purchase price, which was included in other noncurrent assets on the Consolidated Balance Sheets. The remaining purchase price of $156 million was paid upon the close of the acquisition of the related assets. As additional consideration, Adelphia will pay Talen specified amounts of up to $23 million contingent upon the achievement of certain regulatory approvals and binding natural gas capacity

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitments. On December 20, 2019, FERC issued Adelphia Gateway’s Certificate of Public Convenience and Necessity. Adelphia has agreed to provide firm natural gas transportation service for 10 years following the closing to two power generators owned by affiliates of Talen that are currently served by the pipeline.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Impacts of the COVID-19 Pandemic

We are closely monitoring developments related to the COVID-19 pandemic and are taking steps intended to limit potential exposure for our employees and those we serve. We have also taken proactive steps to ensure business continuity in the safe operation of our business. Both NJR and NJNG continue to have sufficient liquidity to meet their current obligations and business operations remain fundamentally unchanged at this time. This is, however, a rapidly evolving situation, and we cannot predict the extent or duration of the outbreak, the effects of the pandemic on the global, national or local economy, or its effects on our financial condition, results of operations and cash flows. We cannot predict the nature and extent of impacts to future operations. We will continue to monitor developments affecting our employees, customers, and operations and take additional steps to address the COVID-19 pandemic and its impacts, as necessary.

Operating Results

Net (loss) income by reporting segment and operations are as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2020		2019		2020		2019
Net income (loss)
Natural Gas Distribution	$11,968	(44)%	$(3,795)	45%	$142,160	95%	$96,464	64%
Clean Energy Ventures	(13,607)	50	(8,167)	97	(2,347)	(2)	17,097	11
Energy Services	(28,845)	106	(3,873)	46	(1,255)	(1)	25,041	17
Midstream	3,615	(13)	3,052	(36)	10,877	7	11,201	7
Home Services and Other	(582)	2	4,365	(52)	675	1	2,672	2
Eliminations (1)	232	(1)	16	—	537	—	(1,056)	(1)
Total	$(27,219)	100%	$(8,402)	100%	$150,647	100%	$151,419	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in net income during the three and nine months ended June 30, 2020, compared with the three and nine months ended June 30, 2019, was driven primarily by decreased earnings at Energy Services resulting from fewer market opportunities compared to the prior period and decreased earnings at Clean Energy Ventures resulting from the timing of SREC transfers and ITC recognition, partially offset by increased earnings at our Natural Gas Distribution segment due to higher base rates, resulting from the base rate case in November 2019. The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

Assets by reporting segment and operations are as follows:

(Thousands)	June 30, 2020		September 30, 2019
Assets
Natural Gas Distribution	$3,319,754	63%	$3,064,309	70%
Clean Energy Ventures	1,007,240	19	864,323	20
Energy Services	225,830	4	290,847	7
Midstream	813,932	15	240,955	5
Home Services and Other	133,773	3	104,411	2
Intercompany assets (1)	(218,445)	(4)	(191,860)	(4)
Total	$5,282,084	100%	$4,372,985	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets was due primarily to the acquisition of Leaf River and Adelphia at our Midstream segment, increases in utility plant and solar asset investment at our Natural Gas Distribution segment and Clean Energy Ventures segment, respectively, the recognition of a right-of-use asset upon adoption of ASC 842, Leases on October 1, 2019, partially offset by decreased gas in storage at our Natural Gas Distribution segment and accounts receivable and broker margin requirements at Energy Services.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2020	2019	2020	2019
Net (loss) income	$(27,219)	$(8,402)	$150,647	$151,419
Add:
Unrealized loss (gain) on derivative instruments and related transactions	23,712	(24,646)	(21,827)	(25,353)
Tax effect	(5,639)	5,885	5,189	6,034
Effects of economic hedging related to natural gas inventory (1)	4,739	11,317	10,474	12,073
Tax effect	(1,126)	(2,689)	(2,489)	(2,869)
NFE tax adjustment	(284)	1,029	(470)	7,700
Net financial earnings (loss)	$(5,817)	$(17,506)	$141,524	$149,004
Basic (loss) earnings per share	$(0.28)	$(0.09)	$1.60	$1.70
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.24	(0.28)	(0.23)	(0.28)
Tax effect	(0.06)	0.06	0.05	0.06
Effects of economic hedging related to natural gas inventory (1)	0.05	0.13	0.11	0.13
Tax effect	(0.01)	(0.03)	(0.03)	(0.03)
NFE tax adjustment	—	0.01	—	0.09
Basic NFE per share	$(0.06)	$(0.20)	$1.50	$1.67

(1)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NFE by reporting segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2020		2019		2020		2019
Net financial (loss) earnings
Natural Gas Distribution	$11,968	(206)%	$(3,795)	21%	$142,160	100%	$96,464	65%
Clean Energy Ventures	(13,891)	239	(7,138)	41	(2,817)	(2)	24,797	17
Energy Services	(6,913)	119	(14,030)	80	(9,511)	(7)	13,644	9
Midstream	3,615	(62)	3,052	(17)	10,877	8	11,201	7
Home Services and Other	(582)	10	4,437	(25)	675	1	2,932	2
Eliminations (1)	(14)	—	(32)	—	140	—	(34)	—
Total	$(5,817)	100%	$(17,506)	100%	$141,524	100%	$149,004	100%

(1)	Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in net financial loss during the three months ended June 30, 2020, compared with the three months ended June 30, 2019, was due primarily to increased base rates at our Natural Gas Distribution segment, partially offset by decreased earnings at Clean Energy Ventures resulting from the timing of SREC transfers and ITC recognition. The decrease in NFE during the nine months ended June 30, 2020, compared with the nine months ended June 30, 2019, was due primarily to lower financial margin generated at Energy Services resulting from warmer weather, which lead to decreased demand, lower natural gas prices and ultimately decreased volatility in the wholesale natural gas markets, decreased earnings at Clean Energy Ventures, as previously discussed, partially offset by increased base rates at our Natural Gas Distribution segment.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service in central and northern New Jersey to approximately 555,000 customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, including those risks associated with COVID-19 and may include but is not limited to impacts to customer growth and customer usage, customer collections, the timing and costs of capital expenditures and construction of infrastructure projects, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. In addition, NJNG may be subject to adverse economic conditions, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

Below is a summary of NJNG’s capital expenditures, including accruals, for the nine months ended June 30, 2020, and estimates of expected investments for fiscal 2020 and 2021:

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

In September 2019, the BPU approved NJNG’s annual petition requesting a rate increase of $7.8 million, effective October 1, 2019.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

On March 30, 2020, NJNG filed a petition with the BPU requesting a rate increase of approximately $7.4 million for the recovery associated with NJ RISE and SAFE II capital investment costs of approximately $57.9 million made for the twelve months ended June 30, 2020. On July 24, 2020, the Company updated this filing for actual information through June 30, 2020 and the revised rate increase requested is $7.1 million based on $55.1 million of actual capital investments. Changes to rates are anticipated to be effective October 1, 2020.

Southern Reliability Link

The SRL is an approximately 30-mile, 30-inch transmission main designed to support improved system reliability and integrity in the southern portion of NJNG’s service territory. Construction began on the project in December 2018 and is estimated to cost between $250 million and $270 million upon completion. Costs associated with SRL will be requested for recovery in a future base rate case.

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

NJNG's total customers include the following:

	June 30, 2020	June 30, 2019
Firm customers
Residential	493,322	484,720
Commercial, industrial & other	29,810	29,223
Residential transport	22,840	23,160
Commercial transport	9,240	9,334
Total firm customers	555,212	546,437
Other	51	56
Total customers	555,263	546,493

During the nine months ended June 30, 2020 and 2019, respectively, NJNG added 5,879 and 6,800 new customers and converted 214 and 190 existing customers to natural gas heat and other services. NJNG expects these new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $4 million to utility gross margin.

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

On October 25, 2019, the BPU approved NJNG’s annual filing to increase its EE recovery rate, which resulted in an annual recovery of approximately $11.3 million, effective November 1, 2019. On May 29, 2020, NJNG filed a petition with the BPU to decrease its EE recovery rate, which will result in an annual decrease of approximately $70,000, anticipated to be effective October 1, 2020.

From inception through June 30, 2020, $192.4 million in grants, rebates and loans has been provided to customers. The

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

recovery includes a weighted average cost of capital that ranges from 6.9 percent to 7.76 percent, with a return on equity of 9.6 percent to 9.75 percent.

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

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2020	2019	2020	2019
Weather (1)	$(5,261)	$4,530	$17,883	$2,699
Usage	3,061	(3,504)	1,783	(1,161)
Total	$(2,200)	$1,026	$19,666	$1,538

(1)
Compared with the 20-year average, weather was 21.9 percent colder-than-normal and 25.5 percent warmer-than-normal during the three months ended June 30, 2020 and 2019, respectively, and 7.6 percent and 0.6 percent warmer-than-normal during the nine months ended June 30, 2020 and 2019, respectively.

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

On March 27, 2020, the BPU approved a decrease to NJNG’s BGSS rate for residential and small commercial customers and an increase to its balancing charge rate, resulting in a $2 million decrease to the annual revenues credited to BGSS, as well as changes to the CIP rates, resulting in a $10.6 million annual recovery increase, effective October 1, 2019.

On May 29, 2020, NJNG filed its annual petition with the BPU to decrease its BGSS rate for residential and small commercial customers. The rate changes to the BGSS rate, the balancing charge and the CIP rates will result in a $2 million overall net decrease to the annual recovery, anticipated to be effective October 1, 2020. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers and balancing charge revenues are credited to BGSS.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Utility gross margin from incentive programs was $2.4 million and $2.5 million during the three months ended June 30, 2020 and 2019, respectively, and $6.7 million and $5.9 million during the nine months ended June 30, 2020 and 2019, respectively.

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
(1) Data source from S&P Global Platts.

The maximum price per MMBtu was $5.59 and $9.17 and the minimum price was $0.68 and $1.25 for the nine months ended June 30, 2020 and 2019, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Societal Benefits Charge

USF

NJNG’s qualifying customers are eligible for the USF program, which is administered by the New Jersey Department of Community Affairs, to help make energy bills more affordable. On June 24, 2019, NJNG filed its annual USF compliance filing proposing an increase to the statewide USF rate, which resulted in the annual recovery increasing by $1.2 million, effective October 1, 2019. On June 25, 2020, NJNG filed its annual USF compliance filing proposing a decrease to the statewide USF rate, which will result in annual decreases of approximately $400,000, to be effective October 1, 2020.

Environmental Remediation

NJNG is responsible for the remedial cleanup of certain former MGP sites, dating back to gas operations in the late 1800s and early 1900s, which contain contaminated residues from former gas manufacturing operations. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $128.9 million as of June 30, 2020, a decrease of $2.2 million, compared with September 30, 2019. On March 16, 2020, a stipulation was signed in NJNG's annual SBC application including recovery of remediation expenses, an increase in the RAC of approximately $1.2 million annually and an annual decrease to the NJCEP factor of $600,000. The stipulation is pending BPU approval.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if there were former MGP operations active at the location. The Company is in the process of conducting site investigation activities to identify and evaluate the nature and extent of MGP related contaminants present at the location. The costs associated with preliminary assessment and site investigation activities are considered immaterial and are included as a component of NJNG’s annual SBC application to recover remediation expenses. We will continue to gather information to further refine and enhance its estimate of potential costs for this site as it becomes available. See Note 13. Commitments and Contingent Liabilities for a more detailed description.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 4. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2020	2019	2020	2019
Operating revenues	$128,532	$120,782	$645,375	$622,167
Operating expenses
Gas purchases (1)	48,116	57,187	258,194	294,536
Operation and maintenance (2)	39,344	45,138	115,344	124,471
Regulatory rider expense	5,464	4,136	32,536	32,159
Depreciation and amortization	18,269	14,689	53,186	42,557
Total operating expenses	111,193	121,150	459,260	493,723
Operating income (expense)	17,339	(368)	186,115	128,444
Other income, net	3,023	1,483	8,081	2,891
Interest expense, net of capitalized interest	7,455	6,301	22,760	18,166
Income tax provision (benefit)	939	(1,391)	29,276	16,705
Net income (loss)	$11,968	$(3,795)	$142,160	$96,464

(1)
Includes related party transactions of approximately $2.5 million and $2.3 million for the three months ended June 30, 2020 and 2019, respectively, and $9.2 million and $13.9 million for the nine months ended June 30, 2020 and 2019, respectively, the majority of which is eliminated in consolidation.

(2)	Includes energy and other taxes due to change in presentation in the Unaudited Condensed Consolidated Statements of Operations.

Operating Revenues and Gas Purchases

During the three months ended June 30, 2020, compared with the three months ended June 30, 2019, operating revenues increased by 6.4 percent and gas purchases decreased 15.9 percent. During the nine months ended June 30, 2020, compared with the nine months ended June 30, 2019, operating revenues increased by 3.7 percent and gas purchases decreased 12.3 percent.

The factors contributing to the increases and decreases in operating revenues and gas purchases are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020 v. 2019		2020 v. 2019
(Thousands)	Operating revenues	Gas purchases	Operating revenues	Gas purchases
Base rate impact	14,314	—	48,580	—
CIP adjustments	(3,226)	—	18,128	—
SAFE II/NJ RISE	1,250	—	7,040	—
Firm sales	$12,722	$7,984	$(31,921)	$(14,501)
BGSS incentives	(15,822)	(15,680)	(20,133)	(20,950)
Average BGSS rates	(1,367)	(1,367)	(873)	(873)
Other (1)	(121)	(8)	2,387	(18)
Total increase (decrease)	$7,750	$(9,071)	$23,208	$(36,342)

(1)	Other includes changes in rider rates, including those related to EE, NJCEP and other programs.

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

Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure to NJNG's utility gross margin, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2020	2019	2020	2019
Operating revenues	$128,532	$120,782	$645,375	$622,167
Less:
Gas purchases	48,116	57,187	258,194	294,536
Regulatory rider expense	5,464	4,136	32,536	32,159
Utility gross margin	$74,952	$59,459	$354,645	$295,472

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

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$47,002	7.7	$35,914	5.9	$244,625	41.2	$199,698	43.0
Commercial, industrial and other	11,668	1.2	9,198	1.2	49,739	7.6	43,217	9.0
Firm transportation	12,655	2.3	10,259	2.5	49,783	11.7	42,526	12.1
Total utility firm gross margin/throughput	71,325	11.2	55,371	9.6	344,147	60.5	285,441	64.1
BGSS incentive programs	2,402	28.2	2,544	33.2	6,718	84.3	5,901	89.0
Interruptible/off-tariff agreements	1,225	5.2	1,544	12.0	3,780	18.9	4,130	24.8
Total utility gross margin/throughput	$74,952	44.6	$59,459	54.8	$354,645	163.7	$295,472	177.9

Utility Firm Gross Margin

Utility firm gross margin increased $16 million and $58.7 million during the three and nine months ended June 30, 2020, respectively, compared with the three and nine months ended June 30, 2019, due primarily to the increase in base rates, along with increased returns on infrastructure programs related to SAFE II and NJ RISE.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

BGSS Incentive Programs

The factors contributing to the change in utility gross margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2020 v. 2019	2020 v. 2019
Storage	$(2)	$1,058
Off-system sales	111	458
Capacity release	(251)	(699)
Total (decrease) increase	$(142)	$817

The decrease in BGSS incentive programs during the three months ended June 30, 2020, compared with the three months ended June 30, 2019, was due primarily to a decrease in capacity release volume, partially offset by an increased margin from off-system sales. The increase in BGSS incentive programs during the nine months ended June 30, 2020, compared with the nine months ended June 30, 2019, was due primarily to an increase in the storage incentive program related to timing of storage injections and improved margins from off-system sales, partially offset by a decrease in capacity release volume.

Operation and Maintenance Expense

O&M expense decreased $5.8 million and $9.1 million during the three and nine months ended months ended June 30, 2020, compared with the three and nine months ended months ended June 30, 2019, respectively, due primarily to lower consulting expenses, decreased shared corporate costs and decreased compensation costs.

Depreciation Expense

Depreciation expense increased $3.6 million and $10.6 million during the three and nine months ended June 30, 2020, compared with the three and nine months ended June 30, 2019, respectively, as a result of additional utility plant being placed into service, as well as an increase in the overall depreciation rate from 2.4 percent to 2.78 percent resulting from the settlement of the base rate case.

Interest Expense

Interest expense increased $1.2 million and $4.6 million during the three and nine months ended June 30, 2020, compared with the three and nine months ended June 30, 2019, respectively, due primarily to increased outstanding long-term debt.

Other Income

Other income increased $1.5 million and $5.2 million during the three and nine months ended June 30, 2020, compared with the three and nine months ended June 30, 2019, respectively, due primarily to increased AFUDC earned on infrastructure projects.

Income Tax Provision

Income tax provision increased $2.3 million and $12.6 million during the three and nine months ended June 30, 2020, compared with the three and nine months ended June 30, 2019, respectively, due primarily to increased operating income.

Net Income

Net income increased $15.8 million and $45.7 million during the three and nine months ended June 30, 2020, compared with the three and nine months ended June 30, 2019, respectively, due primarily to the increase in operating revenues related to increased base rates and increased other income related to AFUDC earned on infrastructure projects, partially offset by the increases in depreciation, income tax expense and interest expense, as previously discussed.

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

Capital expenditures related to clean energy projects are subject to change due to a variety of factors that may affect our ability to commence operations at these projects on a timely basis or at all, including logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, any delays related to electric grid interconnection, economic trends, unforeseen events and the ability to access capital or allocation of capital to other investments or business opportunities. Clean Energy Ventures is also subject to risks associated with COVID-19, which may include impacts to residential solar customer growth and customer collections, our ability to identify and develop commercial solar asset investments, impacts to our supply chain and our ability to source materials for construction.

The primary contributors toward the value of qualifying clean energy projects are tax incentives and SRECs. Changes in the federal statutes related to the ITC or in the marketplace and/or relevant state legislation and regulatory policies affecting the market for solar renewable energy credits, could significantly affect future results.

Solar

Solar projects placed in service and related expenditures are as follows:

	Three Months Ended
	June 30,
($ in Thousands)	2020			2019
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected	3	32.0	$53,771	1	10.0	$21,785
Net-metered:
Commercial	—	—	50	—	—	—
Residential	90	1.2	3,291	190	1.9	6,178
Total placed in service	93	33.2	$57,112	191	11.9	$27,963

(1)	Includes an operational 12.5 MW commercial solar project acquired in June 2020.

	Nine Months Ended
	June 30,
($ in Thousands)	2020			2019
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected	6	54.9	$105,863	2	20.0	$42,340
Net-metered:
Commercial	—	—	50	1	9.2	27,562
Residential	371	4.2	12,376	545	5.5	17,086
Total placed in service	377	59.1	$118,289	548	34.7	$86,988

(1)	Includes an operational 12.5 MW commercial solar project acquired in June 2020.

Since inception, Clean Energy Ventures has constructed a total of 350.5 MW of solar capacity and has an additional 7.1 MW under construction or planned for fiscal 2020. Projects that were placed in service through December 31, 2019, qualify for a 30-percent federal ITC. The credit declines to 26 percent for property under construction during 2020, 22 percent for property under construction during 2021 and 10 percent for any property that is under construction before 2022. Projects placed in service after December 31, 2019, may also qualify for a 30 percent federal ITC if five percent or more of the total costs of a solar property are incurred before the end of the applicable year and there are continuous efforts to advance towards completion of the project, based on the IRS guidance around the ITC safe harbor determination. We have taken steps to preserve the ITC at the higher rate for certain solar projects that are completed after the scheduled reduction in rates, in accordance with IRS guidance.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Clean Energy Ventures may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. The Company will continue to operate the solar assets and are responsible for related expenses and entitled to retain the revenue generated from SRECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first 5 years of in service life, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. In June 2020, Clean Energy Ventures received proceeds of $42.9 million in connection with the sale-leaseback of commercial solar assets. Clean Energy Ventures did not enter into any sale-leaseback transactions for its commercial solar assets during the nine months ended June 30, 2019.

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

SREC activity consisted of the following:

	Nine Months Ended
	June 30,
	2020	2019
Inventory balance as of October 1,	53,395	105,192
SRECs generated	253,649	197,041
SRECs delivered	(62,680)	(104,670)
Inventory balance as of June 30,	244,364	197,563

The average SREC sales price was $189 and $190 during the nine months ended June 30, 2020 and 2019, respectively.

Clean Energy Ventures hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2020	99%
2021	94%
2022	92%
2023	55%

(1)	Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

Clean Energy Ventures’ financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2020	2019	2020	2019
Operating revenues	$13,396	$11,450	$25,603	$37,707
Operating expenses
Operation and maintenance (1)	7,542	9,488	22,355	21,479
Depreciation and amortization	10,121	8,239	29,429	24,253
Total operating expenses	17,663	17,727	51,784	45,732
Operating loss	(4,267)	(6,277)	(26,181)	(8,025)
Other (expense) income, net	(77)	643	(201)	494
Interest expense, net	5,070	4,320	14,397	14,405
Income tax provision (benefit)	4,193	(1,787)	(38,432)	(39,033)
Net (loss) income	$(13,607)	$(8,167)	$(2,347)	$17,097

(1)	Includes energy and other taxes due to change in presentation in the Unaudited Condensed Consolidated Statements of Operations.

Operating Revenues

Operating revenues increased $1.9 million during the three months ended June 30, 2020, compared with the three months ended June 30, 2019, due primarily to increased SREC sales, residential solar revenue and electricity sales. Operating revenues decreased $12.1 million during the nine months ended June 30, 2020, compared with the nine months ended June 30, 2019, due primarily to the timing of SREC sales and decreased electricity sales as a result of the sale of the remaining wind assets in February 2019, partially offset by increased residential solar revenue.

Operation and Maintenance Expense

O&M expense decreased $1.9 million during the three months ended June 30, 2020, compared with the three months ended June 30, 2019, due primarily to decreased shared corporate costs related to technology improvement projects, partially offset by increased project maintenance expenses related to additional projects placed in service. O&M expense increased $876,000 during the nine months ended June 30, 2020, compared with the nine months ended June 30, 2019, due primarily to increased project maintenance expenses, partially offset by a decrease in shared corporate costs, as well as a pre-tax gain of $645,000, associated with the sale of the remaining wind assets in February 2019, that did not recur.

Depreciation Expense

Depreciation expense increased $1.9 million and $5.2 million during the three and nine months ended June 30, 2020, compared with the three and nine months ended June 30, 2019, respectively, due primarily to increased solar capital additions placed in service.

Income Tax Provision (Benefit)

Income tax provision increased $6 million during the three months ended June 30, 2020, compared with the three months ended June 30, 2019, due primarily to a decrease in forecasted ITCs expected to be recognized in fiscal 2020. Income tax benefit decreased $601,000 during the nine months ended June 30, 2020, compared with the nine months ended June 30, 2019, due primarily to a decrease in forecasted ITCs.

Net Income

Net income decreased $5.4 million during the three months ended June 30, 2020, compared with the three months ended June 30, 2019, due primarily to increased income tax expense, as previously discussed. Net income decreased $19.4 million during the nine months ended June 30, 2020, compared with the nine months ended June 30, 2019, due primarily to the decreased operating revenue and increased depreciation expense, as previously discussed.

Non-GAAP Financial Measures

Management of the Company uses NFE, a non-GAAP financial measure, when evaluating the operating results of Clean Energy Ventures. GAAP requires us, during the interim periods, to estimate our annual effective tax rate and use this rate to calculate the year-to-date tax provision. We also determine an annual estimated effective tax rate for NFE purposes and calculate a quarterly

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

tax adjustment based on the differences between our forecasted net income and our forecasted NFE for the fiscal year. This adjustment is applied to Clean Energy Ventures, as such adjustment is primarily related to tax credits generated by Clean Energy Ventures. No adjustment is needed during the fourth quarter, since the actual effective tax rate is calculated at year end. Accordingly, for NFE purposes, the annual estimated effective tax rate is (3) percent for fiscal 2020 and (13.7) percent for fiscal 2019.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2020	2019	2020	2019
Net (loss) income	$(13,607)	$(8,167)	$(2,347)	$17,097
Add:
Net income to NFE tax adjustment	(284)	1,029	(470)	7,700
Net financial (loss) earnings	$(13,891)	$(7,138)	$(2,817)	$24,797

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

Energy Services’ financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2020	2019	2020	2019
Operating revenues (1)	$133,543	$290,021	$817,659	$1,425,113
Operating expenses
Gas purchases (including demand charges (2)(3))	167,061	290,881	803,697	1,373,784
Operation and maintenance (4)	3,753	3,462	13,313	14,969
Depreciation and amortization	28	23	84	75
Total operating expenses	170,842	294,366	817,094	1,388,828
Operating (loss) income	(37,299)	(4,345)	565	36,285
Other income, net	62	45	254	96
Interest expense, net	517	766	2,680	4,277
Income tax (benefit) provision	(8,909)	(1,193)	(606)	7,063
Net (loss) income	$(28,845)	$(3,873)	$(1,255)	$25,041

(1)
Includes related party transactions of approximately $(197,000) and $(62,000) for the three months ended June 30, 2020 and 2019, respectively, and $1.7 million and $8.3 million for the nine months ended June 30, 2020 and 2019, respectively, which are eliminated in consolidation.

(2)	Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to ten years.

(3)
Includes related party transactions of approximately $46,000 and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, and $137,000 and $3.4 million for the nine months ended June 30, 2020 and 2019, respectively, a portion of which is eliminated in consolidation.

(4)	Includes energy and other taxes due to change in presentation in the Unaudited Condensed Consolidated Statements of Operations.

Energy Services' portfolio of financial derivative instruments are composed of:

	Nine Months Ended
	June 30,
(in Bcf)	2020	2019
Net short futures contracts	40.7	33.1

Operating Revenues and Gas Purchases

Operating revenues decreased $156.5 million and gas purchases decreased $123.8 million during the three months ended June 30, 2020, compared with the three months ended June 30, 2019, respectively, due primarily to warmer weather compared to the prior period, which lead to decreased demand and lower natural gas prices, increased gas in storage and ultimately decreased volatility in the wholesale natural gas markets, along with unrealized losses as a result of timing differences in the settlement of certain economic hedges. Operating revenues decreased $607.5 million and gas purchases decreased $570.1 million during the nine months ended June 30, 2020, compared with the nine months ended June 30, 2019, due primarily to decreased natural gas market volatility discussed above.

Future results at Energy Services are contingent upon natural gas market price volatility driven by variations in both the supply and demand balances caused by weather and other factors. As a result, variations in weather patterns in the key market areas served may affect earnings during the fiscal year. Changes in market fundamentals such as an increase in supply and decrease in demand due to warmer temperatures, and reduced volatility can negatively impact Energy Services' earnings. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Natural Gas Distribution Segment for TETCO M-3 Daily Prices, which illustrates the daily natural gas prices in the Northeast market region.

Operation and Maintenance Expense

O&M expense increased $291,000 during the three months ended June 30, 2020, compared with the three months ended June 30, 2019, due primarily to increased compensation, partially offset by lower shared corporate costs. O&M expense decreased $1.7 million during the nine months ended June 30, 2020, compared with the nine months ended June 30, 2019, due primarily to decreased compensation costs.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Income Tax Provision

Income tax benefit increased $7.7 million during both the three and nine months ended June 30, 2020, compared with the three and nine months ended June 30, 2019, due primarily to decreased operating income.

Net Income

Net income decreased $25 million and $26.3 million during the three and nine months ended June 30, 2020, compared with the three and nine months ended June 30, 2019, respectively, due primarily to lower operating income, partially offset by the related increase in the benefit from income taxes, as previously discussed.

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

Financial Margin

The following table is a computation of Energy Services' financial margin:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2020	2019	2020	2019
Operating revenues (1)	$133,543	$290,021	$817,659	$1,425,113
Less: Gas purchases	167,061	290,881	803,697	1,373,784
Add:
Unrealized loss (gain) on derivative instruments and related transactions	24,034	(24,684)	(21,306)	(27,056)
Effects of economic hedging related to natural gas inventory (2)	4,739	11,317	10,474	12,073
Financial margin	$(4,745)	$(14,227)	$3,130	$36,346

(1)
Includes unrealized losses related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $(322,000) and $(62,000) for the three months ended June 30, 2020 and 2019, respectively, and $(521,000) and $1.3 million for the nine months ended June 30, 2020 and 2019, respectively.

(2)	Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
A reconciliation of operating income, the closest GAAP financial measure, to Energy Services' financial margin is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2020	2019	2020	2019
Operating (loss) income	$(37,299)	$(4,345)	$565	$36,285
Add:
Operation and maintenance	3,753	3,462	13,313	14,969
Depreciation and amortization	28	23	84	75
Subtotal	(33,518)	(860)	13,962	51,329
Add:
Unrealized loss (gain) on derivative instruments and related transactions	24,034	(24,684)	(21,306)	(27,056)
Effects of economic hedging related to natural gas inventory	4,739	11,317	10,474	12,073
Financial margin	$(4,745)	$(14,227)	$3,130	$36,346

Financial margin increased $9.5 million during the three months ended June 30, 2020, compared with the three months ended June 30, 2019, due primarily to decreases in the variable component of transportation and storage demand fees. Financial margin decreased $33.2 million during the nine months ended June 30, 2020, compared with the nine months ended June 30, 2019, due primarily to warmer weather compared to the prior period, which lead to decreased demand and lower natural gas prices, increased gas in storage and ultimately decreased volatility in the wholesale natural gas markets.

Net Financial Earnings

A reconciliation of Energy Services' net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2020	2019	2020	2019
Net (loss) income	$(28,845)	$(3,873)	$(1,255)	$25,041
Add:
Unrealized loss (gain) on derivative instruments and related transactions	24,034	(24,684)	(21,306)	(27,056)
Tax effect (1)	(5,715)	5,899	5,065	6,455
Effects of economic hedging related to natural gas inventory	4,739	11,317	10,474	12,073
Tax effect	(1,126)	(2,689)	(2,489)	(2,869)
Net financial (loss) earnings	$(6,913)	$(14,030)	$(9,511)	$13,644

(1)
Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $76,000 and $14,000 for the three months ended June 30, 2020 and 2019, respectively, and $124,000 and $(320,000) for the nine months ended June 30, 2020 and 2019, respectively.

NFE increased $7.1 million during the three months ended June 30, 2020, compared with the three months ended June 30, 2019, due primarily to a decrease in financial loss, as previously discussed. NFE decreased $23.2 million during the nine months ended June 30, 2020, compared with the nine months ended June 30, 2019, due primarily to lower financial margin, as previously discussed.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Midstream Segment

Overview

Our Midstream segment invests in natural gas assets, such as natural gas transportation and storage facilities. We believe that acquiring, owning and developing these midstream assets, which operate under a tariff structure that has either regulated or market-based rates, can provide us a growth opportunity. Our Midstream segment is subject to various risks, including the construction, development and operation of our transportation and storage assets, obtaining necessary governmental, environmental and regulatory approvals, our ability to obtain necessary property rights and our ability to obtain financing at reasonable costs for the constructions and maintenance of our assets. In addition, our Midstream assets may be subject to risk associated with the COVID-19 pandemic, such as disruption to supply chain and availability of critical equipment and supplies, disruptions to the availability of our specialized workforce and contractors and changes to demand for natural gas, transportation and other downstream activities.

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

On February 18, 2020, PennEast filed a writ of certiorari with the Supreme Court of the United States to review the September 10, 2019 Third Circuit decision. On June 29, 2020, the Supreme Court requested that the Solicitor General of the United States file a brief that expresses the views on the question of the use of eminent domain to acquire state owned lands for pipeline construction.

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

As of June 30, 2020, our investments in Steckman Ridge and PennEast were $112.9 million and $92.9 million, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Operating Results

The financial results of our Midstream segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2020	2019	2020	2019
Operating revenues (1)	$11,863	$—	$32,011	$—
Operating expenses
Gas purchases	464	—	1,003	—
Operation and maintenance	6,430	951	17,402	2,655
Depreciation and amortization	2,513	1	6,591	4
Total operating expenses	9,407	952	24,996	2,659
Operating income	2,456	(952)	7,015	(2,659)
Other income, net	1,033	1,088	6,401	6,434
Interest expense, net	1,843	522	10,286	1,630
Income tax provision	1,646	729	3,453	2,910
Equity in earnings of affiliates	3,615	4,167	11,200	11,966
Net income	$3,615	$3,052	$10,877	$11,201

(1)	Includes related party transactions of approximately $720,000 and $2.1 million for the three and nine months ended June 30, 2020, respectively, which are eliminated in consolidation.

Operating revenue increased $11.9 million and $32 million during the three and nine months ended June 30, 2020, compared with the three and nine months ended June 30, 2019, due to operating revenues at Leaf River and Adelphia that were not present in the prior period.

Equity in earnings of affiliates decreased $552,000 and $766,000 during the three and nine months ended June 30, 2020, compared with the three and nine months ended June 30, 2019, due primarily to decreases in storage revenue at Steckman Ridge, partially offset by an increase in AFUDC earned at PennEast.

O&M expense increased $5.5 million and $14.7 million during the three and nine months ended June 30, 2020, compared with the three and nine months ended June 30, 2019, respectively, due primarily to operations of Leaf River and Adelphia during the nine months ended June 30, 2020.

Depreciation expense increased $2.5 million and $6.6 million during the three and nine months ended June 30, 2020, compared with the three and nine months ended June 30, 2019, respectively, due primarily to operations of Leaf River and Adelphia during the nine months ended June 30, 2020.

Income tax provision increased $917,000 and $543,000 during the three and nine months ended June 30, 2020, compared with the three and nine months ended June 30, 2019, respectively, due primarily to the increased operating income generated at Leaf River and Adelphia.

Interest expense increased $1.3 million and $8.7 million during the three and nine months ended June 30, 2020, compared with the three and nine months ended June 30, 2019, respectively, due primarily to increased debt service requirements related to the acquisition of Leaf River and Adelphia.

Net income increased $563,000 during the three months ended June 30, 2020, compared with the three months ended June 30, 2019, due primarily to the increased operating income, partially offset by the related increase in income tax provision and interest expense, as previously discussed. Net income decreased $324,000 during the nine months ended June 30, 2020, compared with the nine months ended June 30, 2019, due primarily to increased O&M and interest expense, partially offset by an increase in operating revenue, as previously discussed.

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

Operating Results

The condensed financial results of Home Services and Other are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2020	2019	2020	2019
Operating revenues	$12,369	$13,082	$37,641	$37,905
Operation and maintenance (1)	$11,686	$6,276	$31,145	$32,049
Income tax (benefit) provision	$(131)	$1,705	$2,044	$854
Net income (loss)	$(582)	$4,365	$675	$2,672

(1)	Includes energy and other taxes due to change in presentation in the Unaudited Condensed Consolidated Statements of Operations.

Operating revenue decreased $713,000 and $264,000 during the three and nine months ended June 30, 2020, respectively, compared with the three and nine months ended June 30, 2019, due primarily to decreased installation revenue at NJRHS.

O&M increased $5.4 million during the three months ended June 30, 2020, compared with the three months ended June 30, 2019, due to a higher allocation of shared corporate costs primarily related to IT infrastructure enhancements and improvements during the three months ended June 30, 2019 that did not recur. O&M decreased $904,000 during the nine months ended June 30, 2020, compared with the nine months ended June 30, 2019, due primarily to higher consulting expenses related to technology improvement projects in the prior period, partially offset by increased compensation and shared corporate costs in the current period.

Net income decreased $4.9 million during the three months ended June 30, 2020, compared with the three months ended June 30, 2019, due primarily to increased O&M, as previously discussed. Net income decreased $2 million during the nine months ended June 30, 2020, compared with the nine months ended June 30, 2019, due primarily to decreases in interest income and changes in income taxes.

Non-GAAP Financial Measures

In fiscal 2019, NFE is based on removing timing differences associated with NJR's variable-for-fixed interest rate swap. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure. A reconciliation of Home Services and Other's net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2020	2019	2020	2019
Net income (loss)	$(582)	$4,365	$675	$2,672
Add:
Unrealized loss on derivative instruments and related transactions	—	100	—	361
Tax effect	—	(28)	—	(101)
Net financial earnings	$(582)	$4,437	$675	$2,932

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

Our consolidated capital structure was as follows:

	June 30, 2020	September 30, 2019
Common stock equity	45%	50%
Long-term debt	41	49
Short-term debt	14	1
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. On December 4, 2019, NJR completed an equity offering which satisfied our currently forecasted equity needs for fiscal 2020 and 2021. NJR raised approximately $212.9 million of equity, net of issuance costs, by issuing 5,333,334 shares of common stock related to the equity offering. NJR also raised approximately $14.5 million and $13.2 million of equity through the DRP by issuing approximately 408,000 and 279,000 shares of treasury stock, during the nine months ended June 30, 2020 and 2019, respectively. During the nine months ended June 30, 2019, NJR raised approximately $57.4 million of equity by issuing approximately 1,181,000 shares of common stock through the waiver discount feature of the DRP. There were no shares of common stock issued through the waiver discount feature of the DRP during the nine months ended June 30, 2020.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of June 30, 2020, we have repurchased a total of approximately 17.1 million of those shares and may repurchase an additional 2.4 million shares under the approved program. There were no shares repurchased during the nine months ended June 30, 2020 and 2019.

Common Stock Issuance and Forward Sale Agreement

On December 4, 2019, we completed an equity offering of 6,545,454 common shares, consisting of 5,333,334 common shares issued directly by NJR and 1,212,120 common shares issuable pursuant to forward sales agreements with investment banks. The issuance of 5,333,334 resulted in proceeds of approximately $212.9 million, net of issuance costs, and was reflected in shareholders' equity and as a financing activity on the statement of cash flows.

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

Our current intent is to physically settle the forward sale agreements by issuing common shares. As of June 30, 2020, if we had elected to net settle the forward sale agreements, we would receive $7 million under a cash settlement or would receive 227,461 common shares under a net share settlement.

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

We believe that as of June 30, 2020, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of June 30, 2020, NJR had revolving credit facilities totaling $675 million, with $250.2 million available under the facilities. As of June 30, 2020, NJR has a $350 million Bridge Facility, there were $137.1 million in borrowings remaining against the facility.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of June 30, 2020, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $249.3 million.

Short-term borrowings were as follows:

	Three Months Ended	Nine Months Ended
(Thousands)	June 30, 2020
NJR
Notes Payable to banks:
Balance at end of period	$553,400	$553,400
Weighted average interest rate at end of period	1.15%	1.15%
Average balance for the period	$545,366	$482,971
Weighted average interest rate for average balance	1.42%	2.17%
Month end maximum for the period	$553,400	$533,400
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$—	$—
Weighted average interest rate at end of period	0.25%	0.25%
Average balance for the period	$387	$18,587
Weighted average interest rate for average balance	.25%	1.61%
Month end maximum for the period	$—	$62,300

Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in the November through January time frame.

NJR

Based on its average borrowings during the three and nine months ended June 30, 2020, NJR's average interest rate was 1.42 percent and 2.17 percent, resulting in interest expense of approximately $1.9 million and $7.6 million, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

As of June 30, 2020, NJR had three letters of credit outstanding totaling $8.5 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

On October 9, 2019, NJR entered into a $350 million Bridge Facility, which was used primarily to finance the Leaf River acquisition. The Bridge Facility accrues interest at the LIBOR rate for a 1-month interest period plus 0.875 percent during the first 180 days, and 1.075 percent after 180 days, which is dependent on the credit rating of NJNG from Fitch and Moody’s. The occurrence of an event of default under the Bridge Facility could result in all loans and other obligations of NJR becoming immediately due and payable and the Bridge Facility being terminated. Loans under the Bridge Facility are required to be prepaid to the extent of new cash proceeds received upon the issuance of equity of NJR, the incurrence of indebtedness by NJR or its subsidiaries, the disposition of assets by NJR or its subsidiaries or upon other specified events, in each case subject to certain exceptions set forth in the Bridge Facility. As of June 30, 2020, there were $137.1 million in borrowings remaining against the facility. The net proceeds from the December 2019 equity issuance were used to pay down the Bridge Facility. On April 23, 2020, the Bridge Facility was amended to clarify that the April 24, 2020 $250 million revolving credit facility is not considered a debt issuance that requires prepayment of the Bridge Facility. On July 23, 2020, the remaining $137.1 million in borrowings were repaid.

On April 24, 2020, NJR entered into a 364-day $250 million revolving credit facility with an interest rate based on LIBOR plus 1.625 percent. After six months, all outstanding amounts under the credit facility will convert to a term loan and will be due on April 23, 2021. Proceeds will be used to fund ongoing ordinary working capital requirements and other general corporate purposes. In connection with entry into this credit facility, all outstanding borrowings under NJR's December 13, 2019, $150 million revolving line of credit facility were repaid. As of June 30, 2020, there were no borrowings against the facility.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

As noted above, based on its average borrowings during the three and nine months ended June 30, 2020, NJNG's average interest rate was 0.25 percent and 1.61 percent, resulting in interest expense of approximately $265,000, for the nine months ended June 30, 2020. Interest expense was immaterial for the three months ended June 30, 2020.

As of June 30, 2020, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

Long-Term Debt

NJR

As of June 30, 2020, NJR had the following outstanding:

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

On May 14, 2020, NJR entered into a Note Purchase Agreement for $260 million of its senior notes, of which $130 million are at a fixed interest rate of 3.5 percent, maturing in 2030, and $130 million are at a fixed interest rate of 3.6 percent, maturing in 2032. On July 23, 2020, NJR issued all $260 million of the senior notes. The senior notes are unsecured and guaranteed by certain unregulated subsidiaries of NJR.

NJNG

As of June 30, 2020, NJNG's long-term debt consisted of $942.8 million in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2059, and $66.9 million in capital leases with various maturities ranging from 2021 to 2026.

On May 14, 2020, NJNG entered into a Note Purchase Agreement for $125 million of its senior notes, of which $100 million were at an interest rate of 3.13 percent, maturing in 2050, and $25 million were at an interest rate of 3.33 percent, maturing in 2060. On June 30, 2020, NJNG issued $50 million of 3.13 percent senior notes due June 30, 2050. On July 23, 2020, NJNG issued the remaining $50 million of 3.13 percent senior notes due July 23, 2050 and $25 million of 3.33 percent senior notes due July 23, 2060. The senior notes are secured by an equal principal amount of NJNG’s FMBs issued under NJNG’s Mortgage Indenture.

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

Sale-Leaseback

NJNG

NJNG received $4 million and $9.9 million in December 2019 and 2018, respectively, in connection with the sale-leaseback of its natural gas meters. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.2 million and $1.1 million during the nine months ended June 30, 2020 and 2019, respectively. NJNG continues to evaluate this sale-leaseback program based on current market conditions. As noted, natural gas meters are accepted as property under the Mortgage Indenture.

Clean Energy Ventures

In June 2020, Clean Energy Ventures received proceeds of $42.9 million in connection with the sale-leaseback of three commercial solar projects. Clean Energy Ventures did not receive proceeds related to the sale-leaseback of commercial solar assets during the nine months ended June 30, 2019. Clean Energy Ventures entered into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over five to 15-year terms. These sale-leasebacks are financing obligations secured by the solar assets, related future cash flows from SREC and energy sales and a continuing guaranty by NJR. ITCs and other tax benefits associated with these solar projects were transferred to the buyer. Clean Energy Ventures will continue to operate the solar projects and retain ownership of SRECs generated, and has the option to renew the lease or repurchase the assets at the end of the lease term per the terms of the arrangement.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Contractual Obligations

NJNG's total capital expenditures are projected to be $388 million and $396 million, in fiscal 2020 and 2021, respectively. Total capital expenditures spent or accrued during the nine months ended June 30, 2020, were $241.9 million. NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of June 30, 2020, NJNG's future MGP expenditures are estimated to be $128.9 million. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

Clean Energy Ventures' expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. During the nine months ended June 30, 2020, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were $99.7 million. We estimate solar-related capital expenditures for projects during fiscal 2020 to be between $125 million and $135 million.

During the nine months ended June 30, 2020, capital expenditures related to our Midstream investment in the Adelphia project were $175 million, which includes the remaining purchase price of $156 million that was paid upon the close of the acquisition of the related assets in January 2020. We estimate capital expenditures related to our Midstream investment in the Adelphia project to be between $180 million and $200 million in fiscal 2020. We estimate capital expenditures related to our Midstream investment in the PennEast project to be between $7 million and $8 million in fiscal 2020.

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

Off-Balance-Sheet Arrangements

As of June 30, 2020, our off-balance-sheet arrangements consist of guarantees covering approximately $274.5 million of natural gas purchases, SREC sales and demand fee commitments and outstanding letters of credit totaling $9.2 million.

Cash Flows

Operating Activities

Cash flows from operating activities during the nine months ended June 30, 2020, totaled $182.8 million compared with $165.8 million during the nine months ended June 30, 2019. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

The increase of $17 million in cash flows from operating activities during the nine months ended June 30, 2020, compared with the nine months ended June 30, 2019, was due primarily to increased margin at our Natural Gas Distribution segment related to increased base rates.

Investing Activities

Cash flows used in investing activities totaled $891 million during the nine months ended June 30, 2020, compared with cash flows used in investing activities totaling $105 million during the nine months ended June 30, 2019. The increase of $786 million was due primarily to the acquisition of Leaf River and Adelphia, see Note 17. Acquisitions and Dispositions, for more detail, an increase in capital expenditures of $1.5 million, for utility plant investments including cost of removal and $19.6 million in solar capital expenditures, a well as proceeds from the sale of our wind assets and Dominion shares that occurred in February 2019 and March 2019, respectively, that did not recur in fiscal 2020.

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

Cash flows from financing activities totaled $749.4 million during the nine months ended June 30, 2020, compared with cash flows used in financing activities of $35.8 million during the nine months ended June 30, 2019. The increase of $785.2 million is due primarily to increased short-term debt activity at NJR primarily related to the acquisition of Leaf River and Adelphia, the issuance of $50 million of long-term debt at NJNG, as well as proceeds of $42.9 million from solar sale-leasebacks at Clean Energy Ventures.

Credit Ratings

The table below summarizes NJNG's credit ratings as of June 30, 2020, issued by two rating entities, Moody's and Fitch:

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2019	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2020
Natural Gas Distribution	$(188)	(6,605)	(6,603)	$(190)
Energy Services	(11,640)	66,094	41,531	12,923
Total	$(11,828)	59,489	34,928	$12,733

There were no changes in methods of valuations during the nine months ended June 30, 2020.

The following is a summary of fair market value of financial derivatives at June 30, 2020, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2020	2021	2022 - 2024	After 2024	Total Fair Value
Price based on NYMEX/CME	$1,159	869	122	—	$2,150
Price based on ICE	4,957	4,975	701	(50)	10,583
Total	$6,116	5,844	823	(50)	$12,733

The following is a summary of financial derivatives by type as of June 30, 2020:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	18.8	$1.62 - $3.88	$(190)
Energy Services	Futures	(38.4)	($0.18) - $5.30	11,149
	Swaps	(2.3)	$2.72 - $3.20	1,774
Total				$12,733

(1)	Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2019	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2020
Natural Gas Distribution - Prices based on other external data	$(178)	184	73	$(67)
Energy Services - Prices based on other external data	(31,624)	(1,999)	(2,044)	(31,579)
Total	$(31,802)	(1,815)	(1,971)	$(31,646)

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table reflects the changes in the fair market value of interest rate contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2019	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2020
Natural Gas Distribution - Prices based on other external data	$—	(5,056)	—	$(5,056)
Home Services and Other - Prices based on other external data	—	(13,298)	(2,502)	(10,796)
Total	$—	(18,354)	(2,502)	$(15,852)

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $7.5 million. This analysis does not include potential changes to reported credit adjustments embedded in the $0 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(3,773)	$(7,546)	$(11,319)	$(15,092)
Ending derivative fair value	$(373)	$(4,146)	$(7,919)	$(11,692)	$(15,465)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$3,773	$7,546	$11,319	$15,092
Ending derivative fair value	$(373)	$3,400	$7,173	$10,946	$14,719

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of June 30, 2020. Gross credit exposure for Energy Services is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for Midstream is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Energy Services', Clean Energy Ventures' and Midstream's counterparty credit exposure as of June 30, 2020, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$122,345	$109,175
Noninvestment grade	8,460	1,771
Internally rated investment grade	22,660	20,003
Internally rated noninvestment grade	9,171	3,649
Total	$162,636	$134,598

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

NJNG's counterparty credit exposure as of June 30, 2020, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$3,681	$3,302
Noninvestment grade	455	—
Internally rated investment grade	217	39
Internally rated noninvestment grade	3,148	—
Total	$7,501	$3,341

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2019, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended June 30, 2020, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of our 2019 Annual Report on Form 10-K includes a detailed discussion of our risk factors. Those risks and uncertainties have the potential to materially affect our financial condition and results of operations. There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, of our 2019 Annual Report on Form 10-K and Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended June 30, 2020:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
1/01/20 - 4/30/20	—	$—	—	2,431,053
5/01/20 - 5/31/20	—	—	—	2,431,053
6/01/20 - 6/30/20	—	—	—	2,431,053
Total	—	$—	—	2,431,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of June 30, 2020, included 19.5 million shares of common stock for repurchase, of which, approximately 2.4 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

4.1
$260,000,000 Note Purchase Agreement, dated as of May 14, 2020, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on May 18, 2020)

4.2
$125,000,000 Note Purchase Agreement, dated as of May 14, 2020, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on May 18, 2020)

4.3
Seventh Supplemental Indenture, dated as of June 1, 2020, by and between New Jersey Natural Gas Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on July 2, 2020)

10.1
364-Day $250,000,000 Revolving Credit Facility, dated as of April 24, 2020 by and among New Jersey Resources Corporation and each of the Guarantors party thereto and the lenders party thereto, and PNC Bank, National Association and PNC Capital Markets LLC, SunTrust Robinson Humphrey, Inc. and TD Bank, N.A., as Joint Lead Arrangers, and Truist Bank and TB Bank, N.A., as Co- Syndication Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on April 27, 2020)

10.2
First Amendment to the Term Loan Credit Agreement, dated as of April 23, 2020, by and among New Jersey Resources Corporation and each of the Guarantors party thereto and the lenders party thereto and Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on April 27, 2020)

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended June 30, 2020, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
________________________________

+	Filed herewith.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	August 7, 2020
By:/s/ Patrick Migliaccio
Patrick Migliaccio
Senior Vice President and
Chief Financial Officer