Form 10-K
period 2020-09-30
NEW JERSEY RESOURCES CORP
filed 2020-11-30
CIK 356309

–

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.              ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes       ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates was $3,248,998,994 based on the closing price of $33.97 per share on March 31, 2020, as reported on the New York Stock Exchange.

The number of shares outstanding of $2.50 par value common stock as of November 26, 2020 was 96,132,545.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareowners (Proxy Statement) to be held on January 20, 2021, are incorporated by reference into Part I and Part III of this report.

New Jersey Resources Corporation

TABLE OF CONTENTS
i

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS

Adelphia Gateway	Adelphia Gateway, LLC
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
Bridge Facility	The $350 million term loan credit agreement
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CIP	Conservation Incentive Program
CME	Chicago Mercantile Exchange
COVID-19	Novel coronavirus disease
CR&R	Commercial Realty & Resources Corp.
Degree-day	The measure of the variation in the weather based on the extent to which the average daily temperature falls below 65 degrees Fahrenheit
Dominion	Dominion Energy, Inc.
DM	Dominion Energy Midstream Partners, L.P., a master limited partnership
DM Common Units	Common units representing limited partnership interests in DM
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
Dths	Dekatherms
EDA	New Jersey Economic Development Authority
EDA Bonds	Bonds issued to NJNG by the EDA
EDECA	Electric Discount and Energy Competition Act
EE	Energy Efficiency
Energy Services	Energy Services segment
EPS	Earnings Per Share
ERP	Enterprise Resource Planning
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Financial Margin	A non-GAAP financial measure, which represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes any accounting impact from the change in the fair value of certain derivative instruments
Fitch	Fitch Ratings Company
FMB	First Mortgage Bonds
GAAP	Generally Accepted Accounting Principles of the United States
GWRA	Global Warming Response Act of 2007
HCCTR	Health Care Cost Trend Rate
Home Services and Other	Home Services and Other Operations
ICE	Intercontinental Exchange
IEC	Interstate Energy Company, LLC
IIP	Infrastructure Investment Program
IRS	Internal Revenue Service
ISDA	The International Swaps and Derivatives Association
ITC	Investment Tax Credit
LDCC	Leadership Development and Compensation Committee
Leaf River	Leaf River Energy Center LLC
LIBOR	London Inter-Bank Offered Rate
LNG	Liquefied Natural Gas
Loan Agreement	Loan Agreement between the EDA and NJNG
MGP	Manufactured Gas Plant
MMBtu	Million British Thermal Units
Moody’s	Moody’s Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014, as amended
MW	Megawatts

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
NAV	Net Asset Value
Natural Gas Act	The Natural Gas Act of 1938, as amended; the federal law regulating interstate natural gas pipeline and storage companies, among other things, codified beginning at 15 U.S.C. Section 717.
NFE	Net Financial Earnings
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey’s Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company or Natural Gas Distribution segment
NJNG Credit Facility	The $250 million unsecured committed credit facility expiring in December 2023
NJR Credit Facility	The $425 million unsecured committed credit facility expiring in December 2023
NJR or The Company	New Jersey Resources Corporation
NJRCEV	NJR Clean Energy Ventures Corporation or Clean Energy Ventures Segment
NJRES	NJR Energy Services Company
NJRHS	NJR Home Services Company
NJRRS	NJR Retail Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
OASDI	Old Age, Survivors and Disability Insurance tax
O&M	Operations and Maintenance
OPEB	Other Postemployment Benefit Plans
PBO	Projected Benefit Obligation
PennEast	PennEast Pipeline Company, LLC
PEP	Pension Equalization Plan
PIM	Pipeline Integrity Management
PPA	Power Purchase Agreement
Prudential Facility	NJR’s unsecured, uncommitted private placement shelf note agreement with Prudential Investment Management, Inc.
PTC	Production Tax Credit
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
S&P	Standard & Poor’s Financial Services, LLC
SAFE I	Safety Acceleration and Facility Enhancement Program, Phase I
SAFE II	Safety Acceleration and Facility Enhancement Program, Phase II
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SAVEGREEN	The SAVEGREEN Project®
Savings Plan	Employees’ Retirement Savings Plan
SBC	Societal Benefits Charge
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SREC	Solar Renewable Energy Certificate
SRL	Southern Reliability Link
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Talen	Talen Energy Marketing, LLC or Talen Generation, LLC
TETCO	Texas Eastern Transmission
The Tax Act	An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017
Third Circuit	The United States Court of Appeals for the Third Circuit
Storage and Transportation	Storage and Transportation segment, formerly Midstream segment
Trustee	U.S. Bank National Association
TSR	Total Shareholder Return
U.S.	The United States of America
Union	International Brotherhood of Electrical Workers Local 1820
USF	Universal Service Fund

New Jersey Resources Corporation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations, assumptions and beliefs presented in Part I, Item 1. Business and Item 3. Legal Proceedings, and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and in the notes to the financial statements, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “anticipate,” “estimate,” “may,” “could,” “might,” “intend,” “expect,” “believe,” “will,” “plan” or “should” or comparable terminology and are made based upon management’s current expectations, assumptions and beliefs as of this date concerning future developments and their potential effect on us. There can be no assurance that future developments will be in accordance with management’s expectations, assumptions or beliefs, or that the effect of future developments on us will be those anticipated by management.

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, RECs, future rate case proceedings, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2021 and thereafter include many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors, as well as the following:

•risks related to the impact of COVID-19 on business operations, financial performance and condition and cash flows;
•our ability to obtain governmental and regulatory approvals, land-use rights, electric grid connection (in the case of clean energy projects) and/or financing for the construction, development and operation of our unregulated energy investments, pipeline transportation systems and NJNG and Storage and Transportation infrastructure projects, including PennEast and Adelphia Gateway, in a timely manner;
•risks associated with our investments in clean energy projects, including the availability of regulatory incentives and federal tax credits, the availability of viable projects, our eligibility for ITCs, the future market for SRECs, TRECs and electricity prices, and operational risks related to projects in service;
•risks associated with acquisitions and the related integration of acquired assets with our current operations, including the acquisition of Adelphia Gateway and Leaf River;
•our ability to comply with current and future regulatory requirements;
•volatility of natural gas and other commodity prices and their impact on NJNG customer usage, NJNG’s BGSS incentive programs, our Energy Services segment operations and our risk management efforts;
•the performance of our subsidiaries;
•access to adequate supplies of natural gas and dependence on third-party storage and transportation facilities for natural gas supply;
•the level and rate at which NJNG’s costs and expenses are incurred and the extent to which they are approved for recovery from customers through the regulatory process, including through future base rate case filings;
•the impact of a disallowance of recovery of environmental-related expenditures and other regulatory changes;
•the regulatory and pricing policies of federal and state regulatory agencies;
•operating risks incidental to handling, storing, transporting and providing customers with natural gas;
•demographic changes in our service territory and their effect on our customer growth;
•timing of qualifying for ITCs due to delays or failures to complete planned solar projects and the resulting impact on our effective tax rate and earnings;
•changes in rating agency requirements and/or credit ratings and their effect on availability and cost of capital to the Company;
•the impact of volatility in the equity and credit markets on our access to capital;
•our ability to comply with debt covenants;
•the results of legal or administrative proceedings with respect to claims, rates, environmental issues, natural gas cost prudence reviews and other matters;
•risks related to cyberattacks or failure of information technology systems;
•the impact to the asset values and resulting higher costs and funding obligations of our pension and postemployment benefit plans as a result of potential downturns in the financial markets, lower discount rates, revised actuarial assumptions or impacts associated with the Patient Protection and Affordable Care Act;
•commercial and wholesale credit risks, including the availability of creditworthy customers and counterparties, and liquidity in the wholesale energy trading market;
•accounting effects and other risks associated with hedging activities and use of derivatives contracts;
•our ability to optimize our physical assets;
•weather and economic conditions;
•the costs of compliance with present and future environmental laws, potential climate change-related legislation or any legislation resulting from the 2019 New Jersey Energy Master Plan;
•uncertainties related to litigation, regulatory, administrative or environmental proceedings;
•changes to tax laws and regulations;
•any potential need to record a valuation allowance for our deferred tax assets;
•the impact of natural disasters, terrorist activities and other extreme events on our operations and customers;
•risks related to our employee workforce and succession planning;
•risks associated with the management of our joint ventures and partnerships; and
•risks associated with keeping pace with technological change.

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

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS

ORGANIZATIONAL STRUCTURE

New Jersey Resources Corporation is a New Jersey corporation formed in 1981 pursuant to a corporate reorganization. We are a diversified energy services holding company whose principal business is the distribution of natural gas through a regulated utility, providing other retail and wholesale energy services to customers and investing in clean energy projects and natural gas storage and transportation assets. We are an exempt holding company under section 1263 of the Energy Policy Act of 2005.

Our primary subsidiaries include:

New Jersey Natural Gas Company provides regulated retail natural gas utility service to approximately 558,000 residential and commercial customers throughout Monmouth, Ocean, Morris, Middlesex and Burlington counties in New Jersey and participates in the off-system sales and capacity release markets. NJNG, a local natural gas distribution company, is regulated by the BPU and comprises the Company’s Natural Gas Distribution segment and is referred to herein as NJNG or Natural Gas Distribution.

NJR Clean Energy Ventures Corporation includes the results of operations and assets related to the Company’s unregulated capital investments in clean energy projects, including commercial and residential solar projects. NJRCEV comprises the Company’s Clean Energy Ventures segment and is referred to herein as Clean Energy Ventures.

NJR Energy Services Company maintains and transacts around a portfolio of physical assets consisting of natural gas transportation and storage contracts in the U.S. and Canada. NJRES also provides unregulated wholesale energy management services to other energy companies and natural gas producers. NJRES comprises our Energy Services segment and is referred to herein as Energy Services.

NJR Midstream Holdings Corporation, which comprises the Storage and Transportation segment, formerly known as the Midstream segment, invests in energy-related ventures through its subsidiaries. Investments include NJR Steckman Ridge Storage Company, which holds our 50 percent combined ownership interest in Steckman Ridge, located in Pennsylvania, and NJR Midstream Company, formerly NJR Pipeline Company, which includes our 20 percent ownership interest in PennEast, our wholly-owned subsidiaries of Leaf River, located in southeastern Mississippi, and Adelphia Gateway, located in eastern Pennsylvania, and are subject to FERC regulation. See Note 7. Investments in Equity Investees for more information on Steckman Ridge and PennEast.

NJR Home Services Company provides heating, ventilation and cooling service, sales and installation of appliances to approximately 107,000 service contract customers, as well as solar installation projects, and is the primary contributor to Home Services and Other operations.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS Continued)
REPORTING SEGMENTS

We operate within four reporting segments: Natural Gas Distribution, Clean Energy Ventures, Energy Services and Storage and Transportation, formerly known as Midstream.

The Natural Gas Distribution segment consists of regulated natural gas services, off-system sales, capacity and storage management operations. The Energy Services segment consists of unregulated wholesale and retail energy operations, as well as energy management services. The Clean Energy Ventures segment consists of capital investments in clean energy projects. The Storage and Transportation segment consists of investments in the natural gas storage and transportation market, such as natural gas storage and transportation facilities.

Net income by reporting segment and other business operations for the fiscal years ended September 30, are as follows:
Energy Services incurred a net loss of $11 million and $1.3 million in fiscal 2020 and 2019, respectively, which is not shown clearly in the above graph.

Assets composition by reporting segment and other business operations at September 30, are as follows:

2020	2019

Clean Energy Ventures, 18%
Energy Services, 4%
Storage and Transportation, 15%
Natural Gas Distribution, 63%
Home Services and Other, 0%

Clean Energy Ventures, 19%
Energy Services, 7%
Storage and Transportation, 5%
Home Services and Other, 0%
Natural Gas Distribution, 69%

Assets at Home Services and Other are immaterial, which is not shown clearly in the above charts.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS Continued)
Management uses NFE, a non-GAAP financial measure, when evaluating our operating results. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses to effectively match the earnings effects of the economic hedges with the physical sale of natural gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. Energy Services economically hedges its natural gas inventory with financial derivative instruments and calculates the related tax effect based on the statutory rate.

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP, and should be considered in addition to, and not as a substitute for, the comparable GAAP measure. The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE for the fiscal years ended September 30:

(Thousands)	2020	2019	2018
Net income	$193,919	$169,505	$233,436
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(9,644)	2,881	26,770
Tax effect	2,296	(711)	(4,512)
Effects of economic hedging related to natural gas inventory	12,690	4,309	(22,570)
Tax effect	(3,016)	(1,024)	7,362
NFE (1)	$196,245	$174,960	$240,486
Basic earnings per share	$2.05	$1.90	$2.66
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(0.10)	0.03	0.31
Tax effect	0.02	(0.01)	(0.05)
Effects of economic hedging related to natural gas inventory	0.13	0.05	(0.26)
Tax effect	(0.03)	(0.01)	0.08
Basic NFE per share	$2.07	$1.96	$2.74
(1)    NFE during fiscal 2018 was $59.6 million, or $0.68 per share, higher due to the revaluation of deferred taxes resulting from the reduction in the federal corporate tax rate related to the Tax Act.

NFE by reporting segment and other business operations for the fiscal years ended September 30, are as follows:

$250,000
$225,000
$200,000
$175,000
$150,000
$125,000
$100,000
$75,000
$50,000
$25,000
$0
($ in Thousands)
$196,245
$18,311
$53,023
$126,902
$174,960
$14,689
$77,473
$78,062
$240,486
$24,367
$60,378
$75,849
$84,048
2020
2019
2018
Natural Gas Distribution
Clean Energy Ventures
Energy Services
Storage and Transportation
Home Services and Other

NFE at Energy Services had a loss of $7.9 million in fiscal 2020 and income of $2.9 million in fiscal 2019, which is not shown clearly in the above graph.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS Continued)
Natural Gas Distribution

General

Our Natural Gas Distribution segment consists of regulated utility operations that provide natural gas service to approximately 558,000 customers. NJNG’s service territory includes Monmouth, Ocean, Morris, Middlesex and Burlington counties in New Jersey. It encompasses 1,516 square miles, covering 105 municipalities with an estimated population of 1.5 million people. It is primarily suburban, highlighted by approximately 100 miles of New Jersey coastline. It is in close proximity to New York City, Philadelphia and the metropolitan areas of northern New Jersey and is accessible through a network of major roadways and mass transportation.

NJNG’s business is subject to various risks, such as those associated with adverse economic conditions, which can negatively impact customer growth and operating and financing costs; fluctuations in commodity prices, which can impact customer usage; customer conservation efforts; certain regulatory actions; and environmental remediation. It is often difficult to predict the impact of trends associated with these risks. NJNG employs strategies to manage the challenges it faces, including pursuing customer conversions from other fuel sources and monitoring new construction markets through contact with developers, utilizing incentive programs through BPU-approved mechanisms to reduce natural gas costs, pursuing rate and other regulatory strategies designed to stabilize and decouple gross margin, and working actively with consultants and the NJDEP to manage expectations related to its obligations associated with its former MGP sites.

Operating Revenues/Throughput

For the fiscal years ended September 30, operating revenues and throughput by customer class for our Natural Gas Distribution segment are as follows:

	2020		2019		2018
($ in thousands)	Operating Revenue (2)	Bcf	Operating Revenue (2)	Bcf	Operating Revenue	Bcf
Residential	$500,271	44.6	$450,515	46.0	$441,486	45.5
Commercial and other	98,463	8.2	104,372	9.7	95,351	8.9
Firm transportation	66,871	13.3	57,513	13.7	65,256	15.5
Total residential and commercial	665,605	66.1	612,400	69.4	602,093	69.9
Interruptible	6,322	30.9	6,637	39.0	7,522	46.2
Total system	671,927	97.0	619,037	108.4	609,615	116.1
BGSS incentive programs (1)	57,996	118.4	91,756	37.8	122,250	42.8
Total	$729,923	215.4	$710,793	146.2	$731,865	158.9
(1)Does not include 86.3, 86 and 107.4 Bcf for the capacity release program and related amounts of $3.1 million, $4.1 million and $5.7 million, which are recorded as a reduction of natural gas purchases on the Consolidated Statements of Operations for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.
(2)Operating revenue presents sales tax, net during fiscal 2020 and 2019, due to the adoption of ASC 606, Revenue from Contracts with Customers. During fiscal 2018, operating revenue only included sales tax on operating revenues excluding tax-exempt sales.

NJNG added 8,349 and 9,711 new customers and added natural gas heat and other services to another 260 and 218 existing customers in fiscal 2020 and 2019, respectively. NJNG expects its new customer annual growth rate to continue to be approximately 1.7 percent with projected additions in the range of approximately 28,000 to 30,000 new customers over the next three fiscal years. This anticipated customer growth represents approximately $6.3 million in new annual utility gross margin, a non-GAAP financial measure, as calculated under NJNG’s current CIP tariff. For a definition of utility gross margin see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Natural Gas Distribution Segment.

In fiscal 2020, no single customer represented more than 10 percent of consolidated operating revenues.

Seasonality of Natural Gas Revenues

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
ITEM 1. BUSINESS Continued)
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

Natural Gas Supply

Firm Natural Gas Supplies

In fiscal 2020, NJNG purchased natural gas from approximately 65 suppliers under contracts ranging from one day to one year and purchased over 10 percent of its natural gas from one supplier. NJNG believes the loss of this supplier would not have a material adverse impact on its results of operations, financial position or cash flows, as an adequate number of alternative suppliers exist. NJNG believes that its supply strategy should adequately meet its expected firm load for the upcoming winter season.

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

The pipeline companies that provide firm transportation service to NJNG’s citygate stations, the maximum daily deliverability of that capacity and the contract expiration dates are as follows:

Pipeline	Dths(1)	Expiration
Texas Eastern Transmission, L.P.	300,738	Various dates between 2021 and 2025
Columbia Gas Transmission Corp.	50,000	Various dates between 2024 and 2030
Tennessee Gas Pipeline Co.	55,166	Various dates between 2021 and 2024
Transcontinental Gas Pipe Line Corp.	210,606	Various dates between 2021 and 2033
Algonquin Gas Transmission	12,000	2022
Total	628,510
(1)    Numbers are shown net of any capacity release contracted amounts.

Eastern Gas Transmission and Storage, Inc., formerly known as Dominion Energy Transmission, Inc. provides NJNG firm contract transportation service and supplies the pipelines included in the table above.

In addition, NJNG has storage contracts that provide an additional 102,941 Dths of maximum daily deliverability to NJNG’s citygate stations from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline	Dths	Expiration
Texas Eastern Transmission, L.P.	94,557	2022
Transcontinental Gas Pipe Line Corp.	8,384	2028
Total	102,941

NJNG also has upstream storage contracts. The maximum daily deliverability and contract expiration dates are as follows:

Company	Dths	Expiration
Eastern Gas Transmission and Storage, Inc.	251,829	Various dates between 2023 and 2026
Steckman Ridge, L.P.	38,000	2025
Central New York Oil & Gas	25,337	2023
Total	315,166

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS Continued)
NJNG utilizes its transportation contracts to transport natural gas to NJNG’s citygates from the Eastern Gas Transmission and Storage, Inc., Steckman Ridge and Stagecoach Pipeline & Storage Company LLC storage fields. NJNG has sufficient firm transportation, storage and supply capacity to fully meet its firm sales contract obligations.

Citygate Supplies from Energy Services

NJNG has several citygate supply agreements with Energy Services. NJNG and Energy Services have an agreement where NJNG releases 10,000 Dths/day of TETCO capacity, 2,200 Dths/day of Eastern Gas Transmission and Storage, Inc. capacity, 10,728 Dths/day of Tennessee Gas Pipeline capacity and 1.6 million Dths of Stagecoach Pipeline & Storage Company LLC storage capacity to Energy Services for the period of April 1, 2019 to March 31, 2021. NJNG can call upon a supply of up to 20,000 Dths/day delivered to NJNG’s TETCO citygate. Energy Services manages the storage inventory and NJNG can call on that storage supply as needed at NJNG’s Tennessee citygate or storage point.

NJNG also has agreements where it releases 160,000 Dths/day of its TETCO capacity to Energy Services for the period of April 1, 2018 to October 31, 2021. Under these agreements, NJNG can call upon a supply of up to 160,000 Dths/day delivered to its TETCO citygate as needed. See Note 18. Related Party Transactions in the accompanying Consolidated Financial Statements for additional information regarding these transactions.

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
ITEM 1. BUSINESS Continued)
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

The BPU, within the framework of the EDECA, fully opened NJNG’s residential markets to competition, including third-party suppliers, and restructured rates to segregate its BGSS and delivery (i.e., transportation) prices. New Jersey’s natural gas utilities must provide BGSS in the absence of a third-party supplier. On September 30, 2020, NJNG had 22,420 residential and 9,184 commercial and industrial customers utilizing the transportation service.

Clean Energy Ventures

Our Clean Energy Ventures segment invests in, owns and operates clean energy projects, including commercial and residential solar installations located in New Jersey, Connecticut and Rhode Island.

As of September 30, 2020, Clean Energy Ventures has constructed a total of 357.4 MW of solar capacity in New Jersey that has qualified for ITCs, including a combination of residential and commercial net-metered and grid-connected solar systems. As part of its solar investment program, Clean Energy Ventures operates a residential solar program, The Sunlight Advantage®, which provides qualifying homeowners with the opportunity to have a solar system installed at their home with no installation or maintenance expenses. Clean Energy Ventures owns, operates and maintains the system over the life of the lease in exchange for monthly lease payments. The program is operated by Clean Energy Ventures using qualified contracting partners in addition to strategic suppliers for material standardization and sourcing. The residential solar lease and PPA market is highly competitive, with a large number of companies operating in New Jersey. Clean Energy Ventures competes on price, quality and brand reputation, leveraging its partner network and customer referrals.

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

Our solar systems are registered and certified with the BPU’s Office of Clean Energy and qualified to produce RECs. One REC is created for every MWh of electricity produced by a solar generator. Clean Energy Ventures sells SRECs generated to a variety of counterparties, including electric load-serving entities that serve electric customers in New Jersey and are required to comply with the solar carve-out of the Renewable Portfolio Standard, a regulation that requires the increased production of energy from renewable energy sources. Solar projects are also currently eligible for federal ITCs in the year that they are placed into service. In December 2019, the BPU established the TREC as the interim program successor to the SREC program. TRECs provide a fixed compensation base multiplied by an assigned project factor in order to determine their value. The project factor is determined by the type and location of the project, as defined. All TRECs generated are required to be purchased monthly by a TREC program administrator as appointed by the BPU.

Clean Energy Ventures is subject to various risks including those associated with adverse federal and state legislation and regulatory policies, construction delays that can impact the timing or eligibility of tax incentives, technological changes and the future market of SRECs and TRECs. See Item 1A. Risk Factors for additional information regarding these risks.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS Continued)
Energy Services

Our Energy Services segment consists of unregulated wholesale and retail natural gas operations and provides producer and asset management services to a diverse customer base across North America. Energy Services has acquired contractual rights to natural gas transportation and storage assets it utilizes to implement its strategic and opportunistic market strategies. The rights to these assets were acquired in anticipation of delivering natural gas, performing asset management services for customers or identifying strategic opportunities that exist in or between the market areas that it serves. These opportunities are driven by price differentials between market locations and/or time periods. Energy Services’ activities are conducted in the market areas in which it has strong expertise, including the U.S. and Canada. Energy Services differentiates itself in the marketplace based on price, reliability and quality of service. Its competitors include wholesale marketing and trading companies, utilities, natural gas producers and financial institutions. Energy Services’ portfolio of customers includes regulated natural gas distribution companies, industrial companies, electric generators, natural gas/liquids processors, retail aggregators, wholesale marketers and natural gas producers.

While focusing on maintaining a low-risk operating and counterparty credit profile, Energy Services’ activities specifically consist of the following elements:

•Providing natural gas portfolio management services to nonaffiliated and our affiliated natural gas utility, electric generation facilities and natural gas producers;

•Managing strategies for new and existing natural gas transportation and storage assets to capture value from changes in price due to location or timing differences as a means to generate financial margin (as defined below);

•Managing transactional logistics to minimize the cost of natural gas delivery to customers while maintaining security of supply. Transactions utilize the most optimal and advantageous natural gas supply transportation routing available within its contractual asset portfolio and various market areas; and

•Managing economic hedging programs that are designed to mitigate the impact of changes in market prices on financial margin generated on its natural gas transportation and storage commitments.

In fiscal 2020, Energy Services did not purchase over 10 percent of its natural gas from any one supplier.

Transportation and Natural Gas Storage Transactions

Energy Services focuses on creating value from the use of its physical assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. These assets become more valuable when favorable price changes occur that impact the value between or within market areas and across time periods. On a forward basis, Energy Services may hedge these price differentials through the use of financial instruments. In addition, Energy Services may seek to optimize these assets on a daily basis, as market conditions warrant, by evaluating natural gas supply and transportation availability within its portfolio. This enables Energy Services to capture geographic pricing differences across various regions, as delivered natural gas prices may change favorably as a result of market conditions. Energy Services may, for example, initiate positions when intrinsic financial margin is present, and then enhance that financial margin as prices change across regions or time periods.

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

Energy Services maintains inventory balances to satisfy existing or anticipated sales of natural gas to its counterparties and/or to create additional value, as described above. During fiscal 2020 and 2019, Energy Services managed and sold 526.7 Bcf and 584.9 Bcf of natural gas, respectively. In addition, as of September 30, 2020 and 2019, Energy Services had 34.3 Bcf or $57.4 million of natural gas in storage and 25.6 Bcf or $52.4 million of natural gas in storage, respectively.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS Continued)
Weather/Seasonality

Energy Services activities are typically seasonal in nature as a result of changes in the supply and demand for natural gas. Demand for natural gas is generally higher during the winter months when there may also be supply constraints; however, during periods of milder temperatures, demand can decrease. In addition, demand for natural gas can also be high during periods of extreme heat in the summer months, resulting from the need for additional natural gas supply for natural gas-fired electric generation facilities. Accordingly, Energy Services can be subject to variations in earnings and working capital throughout the year as a result of changes in weather.

Volatility

Energy Services’ activities are also subject to price volatility or supply/demand dynamics within its North American wholesale markets, including in the Northeastern, Appalachian, Mid-Continent and Southeast regions. Changes in natural gas supply can affect capacity values and Energy Services’ financial margin, which, as described below, is generated from the optimization of transportation and storage assets. With its focus on risk management, Energy Services continues to diversify its revenue stream by identifying new growth opportunities in producer and asset management services. Energy Services monitors changing market dynamics and strategically adjusts its portfolio of transportation and storage assets, which currently includes an average of approximately 35bcf of firm storage and 1.4bcf/d of firm transportation capacity.

Financial Margin

To economically hedge the commodity price risk associated with its existing and anticipated commitments for the purchase and sale of natural gas, Energy Services enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial swaps and options. These derivative instruments are accounted for at fair value with changes in fair value recognized in earnings as they occur. Energy Services views “financial margin” as a key internal financial metric. Energy Services’ financial margin, which is a non-GAAP financial measure, represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excluding any accounting impact from changes in the fair value of certain derivative instruments. For additional information regarding financial margin, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Energy Services Segment.

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

Storage and Transportation

Our Storage and Transportation segment, formerly known as our Midstream segment, includes investments in FERC-regulated interstate natural gas storage and transportation assets and is comprised of the following subsidiaries:

•NJR Steckman Ridge Storage Company, which holds our 50 percent equity investment in Steckman Ridge. Steckman Ridge is a Delaware limited partnership, jointly owned and controlled by our subsidiaries and subsidiaries of Enbridge Inc., which built, owns and operates a natural gas storage facility with up to 12 Bcf of working natural gas capacity in Bedford County, Pennsylvania. The facility has direct access to the TETCO and Eastern Gas Transmission and Storage, Inc. pipelines and has access to the Northeast and Mid-Atlantic markets; and

•NJR Midstream Company, formerly NJR Pipeline Company, which includes our 20 percent equity investment in PennEast, which is expected to construct a 120-mile, FERC-regulated interstate natural gas pipeline system that will extend from northern Pennsylvania to western New Jersey; Leaf River Energy Center LLC, which owns and operates a 32.2 million Dth salt dome natural gas facility, located in southeastern Mississippi; and FERC-regulated Adelphia Gateway, an indirect wholly-owned subsidiary of NJR, which acquired all of Talen’s membership interests in IEC, an existing 84-mile pipeline in southeastern Pennsylvania. See Note 19. Acquisitions and Dispositions for more information.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS Continued)
OTHER BUSINESS OPERATIONS

Home Services and Other

Home Services and Other operations consist primarily of the following unregulated affiliates:

•NJRHS, which provides heating, ventilation and cooling service, sales and installation of appliances to approximately 107,000 service contract customers, as well as installation of solar equipment;

•NJR Plumbing Services, Inc., which provides plumbing repair and installation services;

•New Jersey Resources Corporation, a diversified energy services holding company;

•CR&R, which holds commercial real estate; and

•NJR Service Corporation, which provides shared administrative and financial services to the Company and all of its subsidiaries and affiliates.
ENVIRONMENT

We, along with our subsidiaries, are subject to legislation and regulation by federal, state and local authorities with respect to environmental matters. We believe that we are, in all material respects, in compliance with all applicable environmental laws and regulations.

NJNG is responsible for the environmental remediation of identified former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. NJNG periodically, and at least annually, performs an environmental review of the former MGP sites, including a review of potential estimated liabilities related to the investigation and remedial action on these sites. Based on this review, NJNG has estimated that the total future expenditures to remediate and monitor the former MGP sites for which it is responsible will range from approximately $143.1 million to $181.7 million.

NJNG’s estimate of these liabilities is based upon known and measurable facts, existing technology and enacted laws and regulations in place when the review was completed in fiscal 2020. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. As of September 30, 2020, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $150.6 million on the Consolidated Balance Sheets, based on the most likely amount; however, actual costs may differ from these estimates.

HUMAN CAPITAL RESOURCES

Employee Overview

NJR fundamentally believes that its employees make the Company a unique, successful organization – in creativity, commitment, ingenuity, hard work and innovation. NJR employees fulfill the responsibilities that enable the Company to deliver natural gas service to its customers; to be a leader in clean energy investments; to grow its storage and transportation energy business; and, to earn the loyalty of its retail home services customers. NJR also is committed to provide every appropriate resource to ensure its employees’ safety. Through initiatives that start at the top, NJR has invested time, energy and manpower to foster a culture where safety is top-of-mind at all times, and where achieving safety goals is a shared priority for every NJR employee.

As of September 30, 2020, the Company and our subsidiaries employed 1,156 employees compared with 1,108 employees as of September 30, 2019. Of the total number of employees, NJNG had 469 and 460 and NJRHS had 101 and 101 Union or Represented employees as of September 30, 2020 and 2019, respectively. NJNG and NJRHS have collective bargaining agreements with the Union, which is affiliated with the American Federation of Labor and Congress of Industrial Organizations, that expire on December 7, 2021 and April 2, 2023, respectively. The labor agreements cover wage increases and other benefits, including the defined benefit pension (which was closed to all employees hired on or after January 1, 2012, with the exception of certain rehires who are eligible to resume active participation), the postemployment benefit plan (which was closed to all employees hired on or after January 1, 2012) and the enhanced 401(k) retirement savings plan. We consider our relationship with employees, including those covered by collective bargaining agreements, to be in good standing.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS Continued)
The Company depends on its key personnel to successfully operate its businesses, including its executive officers, senior corporate management and management at its operating units. NJR seeks to attract and retain its employees by offering competitive compensation packages including base and incentive compensation (and in certain instances share-based compensation and retention incentives), attractive benefits and opportunities for advancement and rewarding careers. NJR periodically reviews and adjusts, if needed, its employees’ total compensation (including salaries, annual cash incentive compensation, other cash and equity incentives, and benefits) to ensure that it is competitive within the industry and is consistent with our level of performance. NJR has also implemented enterprise-wide talent development and succession planning programs designed to identify future and/or replacement candidates for key positions. In addition to compensation, NJR promotes numerous charitable, philanthropic, and social awareness programs that not only support the communities served, but also provide experiences for employees to promote a collaborative and rewarding work environment.

Further, in order to take advantage of available opportunities and successfully implement our long-term strategy, NJR must be able to employ, train and retain the necessary skilled personnel. As a result, NJR supports and utilizes various training and educational programs and has developed additional company-wide and project-specific employee training and educational programs. NJR continues key programs focused on employee safety, leadership development, work-life balance, talent management, health and wellness, diversity and inclusion as well as employee engagement. Moreover, diversity, inclusion and employee engagement are integral to NJR’s vision, strategy and business success. NJR prides itself on a culture that respects co-workers and values concern for others. Fostering an environment that values diversity, inclusion and ethics helps create an inclusive organization that is able to embrace, leverage and respect the differences of employees, customers and the communities where we live, work and serve.

NJR regularly evaluates employees and their productivity against future demand expectations and historical trends. NJR employees continue to maintain high levels of engagement, satisfaction and retention according to NJR’s annual employee survey. From time to time, NJR may reduce or add resources in certain areas in an effort to align with changing demands.

NJR’s Board of Directors’ Role in Human Capital Resource Management

NJR’s Board of Directors believes that human capital management is an important component of the Company’s continued growth and success, and is essential for our ability to attract, retain and develop talented and skilled employees. We pride ourselves on a culture that respects co-workers and values concern for others.

Management regularly reports to the LDCC of the Board of Directors on human capital management topics, including corporate culture, diversity and inclusion, employee development and compensation and benefits. The LDCC has oversight of talent retention and development and succession planning, and the Board of Director’s provides input on important decisions in each of these areas.

Each year, NJR conducts an employee feedback survey designed to help the Company measure overall employee engagement. The feedback employees provide during the survey helps NJR evaluate employee programs and benefits and monitor its current practices for potential areas of improvement. The LDCC maintains oversight of matters related to human capital management and in that capacity reviews the results of the employee feedback survey.

Employee Benefits

The LDCC believes employee benefits are an essential component of the Company’s competitive total compensation package. These benefits are designed to attract and retain our employees and include medical, health and dental insurance, long-term disability insurance, accidental death and disability insurance, travel and accident insurance, and our 401(k) Plan. As part of the 401(k) Plan, NJR generally matches 80 percent of the first 6 percent of compensation contributed by the employee into the 401(k) Plan, subject to the Internal Revenue Code and NJR’s 401(k) Plan limits. The matching contribution is limited to 70 percent for represented employees of NJRHS. Additionally, for employees who are not eligible to participate in the defined benefit plans, NJR contributes between 3.5 percent and 4.5 percent of base compensation, depending upon years of service, into the 401(k) Plan on their behalf.

AVAILABLE INFORMATION AND CORPORATE GOVERNANCE DOCUMENTS

The following reports and any amendments to those reports are available free of charge on our website at https://investor.njresources.com/financials/sec-filings/default.aspx as soon as reasonably possible after filing or furnishing them with the SEC:

•Annual reports on Form 10-K;
•Quarterly reports on Form 10-Q; and
•Current reports on Form 8-K.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS Continued)
The following documents are available free of charge on our website (https://investor.njresources.com/governance/governance-documents/default.aspx):

•Amended and Restated Bylaws;
•Corporate Governance Guidelines;
•Wholesale Trading Code of Conduct;
•NJR Code of Conduct;
•Charters of the following Board of Directors Committees: Audit, Leadership Development and Compensation and Nominating/Corporate Governance;
•Audit Complaint Procedure;
•Communicating with Non-Management Directors Procedure; and
•Statement of Policy with Respect to Related Person Transactions.

In Part III of this Form 10-K, we incorporate certain information by reference from our Proxy Statement for our 2021 Annual Meeting of Shareowners. We expect to file that Proxy Statement with the SEC on or about December 11, 2020. We will make it available on our website as soon as reasonably possible following that filing date. Please refer to the Proxy Statement when it is available.

A printed copy of each document is available free of charge to any shareowner who requests it by contacting the Corporate Secretary at New Jersey Resources Corporation, 1415 Wyckoff Road, Wall, New Jersey 07719.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company’s Executive Officers and their age, position and business experience during the past five years are below.

Name	Age	Officer since	Business experience during last five years
Stephen D. Westhoven	52	2004	President and Chief Executive Officer (October 2019 - present)
President and Chief Operating Officer (October 2018 - September 2019)
Executive Vice President and Chief Operating Officer (November 2017 - September 2018)
Senior Vice President and Chief Operating Officer, NJRES and NJRCEV (October 2016 -
October 2017)
			Senior Vice President, NJRES (May 2010 - September 2016)
Patrick J. Migliaccio	46	2013	Senior Vice President and Chief Financial Officer (January 2016 - present) Vice President, Finance and Accounting (November 2014 - December 2015)
Amanda E. Mullan	54	2015	Senior Vice President and Chief Human Resources Officer (January 2017 - present) Vice President and Chief Human Resources Officer (April 2015 - December 2016)
Amy Cradic	49	2018	Senior Vice President and Chief Operating Officer of Non-Utility Businesses, Strategy and External Affairs (March 2020 - present)
Vice President, Corporate Strategy and External Affairs (January 2020 – February 2020)
Vice President, Government Affairs and Policy (January 2018 – December 2019)
Chief of Staff, Office of New Jersey Governor Chris Christie (April 2016 – January 2018)
			Chief Policy Advisor, Office of New Jersey Governor Chris Christie (December 2013 – March 2016)
Nancy A. Washington	56	2017	Senior Vice President and General Counsel (March 2017 - present)
Senior Vice President and Chief Litigation Counsel, CIT Group Inc., a Livingston, NJ-based
			financial services firm (September 2010 - March 2017)

ITEM 1A. RISK FACTORS

When considering any investment in our securities, investors should consider the following risk factors, as well as the information contained under the caption “Information Concerning Forward-Looking Statements,” in analyzing our present and future business performance. While this list is not exhaustive, management also places no priority or likelihood based on their descriptions or order of presentation. Unless indicated otherwise or the content requires otherwise, references below to “we,” “us,” and “our” should be read to refer to the Company and its subsidiaries and affiliates.

Risks Related to the Ongoing COVID-19 Pandemic and Other Extreme Events

The Company and our subsidiaries and affiliates are subject to risk associated with the ongoing novel coronavirus, COVID-19 pandemic, which could materially and adversely impact our business, including our financial condition, results from operations, liquidity, cash flows and the market value of our common stock.

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
COVID-19 has been declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the U.S. In response, the U.S. federal government and many jurisdictions, including without limitation, New Jersey, Pennsylvania, Mississippi and Texas have instituted emergency orders, restrictions on travel, limitations on public gatherings and non-essential business, shelter-in-place requirements and government shutdowns. These emergency orders and restrictions have significantly disrupted economic activity in the jurisdictions in which we operate and have caused volatility in the capital markets.

The effects of the ongoing COVID-19 pandemic and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in economic activity. We are currently evaluating the potential prolonged impacts that the ongoing COVID-19 pandemic may have on our future operating results and liquidity, which include:

•impacts related to the health, safety, productivity and availability of our employees and contractors;
•reduced demand for energy and forecasted customer growth;
•our ability to develop, construct and operate facilities;
•suspension of collection activities and the inability to shutoff natural gas services for nonpayment;
•reduced demand for commercial, industrial and residential natural gas services;
•deterioration of the credit quality of our counterparties;
•increases in costs and supply chain delays and disruptions;
•delays and disruptions to capital construction and infrastructure operations and maintenance programs, including delays in the permitting process and base rate cases;
•delays and disruptions to financing plans and increasing costs related thereto;
•impacts on pension valuations and increased pension and post-retirement plan costs and funding requirements;
•deterioration in our financial metrics or the business environment that impacts our credit ratings;
•impacts to our liquidity position and cost of and ability to access funds from financial institutions and capital markets;
•impacts on our legal and regulatory matters, including the potential for delayed state regulatory filings and recovery of invested capital, as well as delays in newly enacted and proposed state regulatory actions and federal laws;
•exacerbation of other risks that may impact us; and
•other unpredictable events.

 These uncertain economic conditions may also result in the inability of our customers to pay for utility and certain non-utility services, which could affect the collectability and recognition of our revenues and adversely affect our financial results.

While we have implemented our business continuity plan (including without limitation employee travel restrictions, employee remote work locations and cancellation of physical participation in meetings, events, and conferences) to conform to government restrictions and best practices encouraged by federal, state, and local government and regulatory authorities, if a large proportion of our employees in essential capacities were to contract COVID-19, there is no certainty that such measures will be sufficient to mitigate an adverse impact to our operations.

The situation surrounding the ongoing COVID-19 pandemic remains fluid and the likelihood of material impacts therefrom increases the longer the pandemic impacts activity levels in the U.S. As of September 30, 2020, the ongoing COVID-19 pandemic has not had a material impact on the Company and our subsidiaries and affiliates; however, the ultimate severity and duration of the COVID-19 pandemic and the responses thereto are uncertain and we cannot predict whether they will have a material impact on our liquidity, financial condition, results of operations or cash flows and when and to what extent normal economic and operating conditions can resume.

We may be adversely impacted by natural disasters, pandemic illness (including COVID-19), terrorist activities and other extreme events to which we may be unable to promptly respond.

Local or national natural disasters, pandemic illness (including COVID-19), terrorist activities, catastrophic failure of the interstate pipeline system and other extreme events are a threat to our assets and operations. Companies in our industry that are located in our service territory may face a heightened risk due to exposure to acts of terrorism that could target or impact our natural gas distribution, transmission and storage facilities and disrupt our operations and ability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas that could affect our operations. Natural disasters or actual or threatened terrorist activities may also disrupt capital markets and our ability to raise capital or may impact our suppliers or our customers directly. A local disaster or

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
pandemic illness (including COVID-19) could result in part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. In addition, these risks could result in loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to the Company. Our regulators may not allow us to recover from our customers part or all of the increased cost related to the foregoing events, which could negatively affect our financial condition, results of operations and cash flows.

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

Risk Related to Our Business Operations

We may be unable to obtain governmental approvals, property rights and/or financing for the construction, development and operation of our proposed energy investments and projects in a timely manner or at all.

Construction, development and operation of energy investments, such as Leaf River and other natural gas storage facilities, NJNG infrastructure improvements, such as SRL and NJ RISE, pipeline transportation systems, such as PennEast and Adelphia Gateway Pipeline project, and solar energy projects are subject to federal and state regulatory oversight and require certain property rights, such as easements and rights-of-way from public and private property owners, as well as regulatory approvals, including environmental and other permits and licenses for such facilities and systems. We or our joint venture partnerships may be unable to obtain, in a cost-efficient or timely manner, all such needed property rights, permits and licenses to successfully construct and develop our energy facilities and systems. Successful financing of our energy investments requires participation by willing financial institutions and lenders, as well as acquisition of capital at favorable interest rates. If we do not obtain the necessary regulatory approvals, property rights and financing, our equity method investments could be impaired. Such impairment could have a materially adverse effect on our financial condition, results of operations and cash flows.

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

In addition, there are risks associated with our ability to develop and manage such projects profitably, including logistical risks and potential delays related to construction, permitting, regulatory approvals (including any approvals by the BPU required pursuant to solar energy legislation in the State of New Jersey, and similar approvals required by the State of Connecticut and State of Rhode Island) and electric grid interconnection, as well as the operational risk that the projects in service will not perform according to expectations due to equipment failure, suboptimal weather conditions or other economic factors beyond our control. All of the aforementioned risks could reduce the availability of viable solar energy projects for development. Furthermore, at the development or acquisition stage, our ability to predict actual performance results may be hindered or inaccurate and the projects may not perform as predicted.

NJNG and Energy Services rely on storage, transportation assets and suppliers, which they do not own or control, to deliver natural gas.

NJNG and Energy Services depend on natural gas pipelines and other transportation and storage facilities owned and operated by third parties to deliver natural gas to wholesale and retail markets and to provide retail energy services to customers. Their ability to provide natural gas for their present and projected sales will depend upon their suppliers’ ability to obtain and deliver additional supplies of natural gas, as well as NJNG’s ability to acquire supplies directly from new sources. Factors beyond the control of NJNG, its suppliers and the independent suppliers that have obligations to provide natural gas to certain NJNG customers may affect NJNG’s ability to deliver such supplies. These factors include other parties’ control over

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
the drilling of new wells and the facilities to transport natural gas to NJNG’s citygate stations, development of additional interstate pipeline infrastructure, availability of supply sources, competition for the acquisition of natural gas, priority allocations, impact of severe weather disruptions to natural gas supplies and the regulatory and pricing policies of federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the U.S. Energy deregulation legislation may increase competition among natural gas utilities and impact the quantities of natural gas requirements needed for sales service. Energy Services also relies on a firm supply source to meet its energy management obligations to its customers. If supply, transportation or storage is disrupted, including for reasons of force majeure, the ability of NJNG and Energy Services to sell and deliver their products and services may be hindered. As a result, they may be responsible for damages incurred by their customers, such as the additional cost of acquiring alternative supply at then-current market rates. Particularly for Energy Services, these conditions could have a material impact on our financial condition, results of operations and cash flows.

Energy Services’ earnings and cash flows are dependent upon optimization of its physical assets.

Energy Services’ earnings and cash flows are based, in part, on its ability to optimize its portfolio of contractually based natural gas storage and pipeline assets. The optimization strategy involves utilizing its physical assets to take advantage of differences in natural gas prices between geographic locations and/or time periods. Any change among various pricing points could affect these differentials. In addition, significant increases in the supply of natural gas in Energy Services’ market areas, including as a result of increased production along the Marcellus Shale, can reduce Energy Services’ ability to take advantage of pricing fluctuations in the future. Changes in pricing dynamics and supply could have an adverse impact on Energy Services’ optimization activities, earnings and cash flows. Energy Services incurs fixed demand fees to acquire its contractual rights to transportation and storage assets. Should commodity prices at various locations or time periods change in such a way that Energy Services is not able to recoup these costs from its customers, the cash flows and earnings at Energy Services, and ultimately the Company, could be adversely impacted.

Changes in weather conditions may affect earnings and cash flows.

Weather conditions and other natural phenomena can have an adverse impact on our earnings and cash flows. Severe weather conditions can impact suppliers and the pipelines that deliver natural gas to NJNG’s distribution system. Extended mild weather, during either the winter period or summer period, can have a significant impact on demand for and the cost of natural gas. While we believe the CIP mitigates the impact of weather variations on NJNG’s utility gross margin, severe weather conditions may have an impact on the ability of suppliers and pipelines to deliver the natural gas to NJNG, which can negatively affect our earnings. The CIP does not mitigate the impact of severe weather conditions on our cash flows.

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

Our ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new employees as our aging employees retire. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor could adversely affect the ability to manage and operate our business. Furthermore, NJNG and NJRHS have collective bargaining agreements with the Union that expire on December 7, 2021 and April 2, 2023, respectively. Disputes with the Union over terms and conditions of the agreements could result in instability in our labor relationship and work stoppages that could impair the timely delivery of natural gas and other services from our utility and Home Services business, which could strain relationships with customers and state regulators and cause a loss of revenues that could adversely affect our results of operations. Our collective bargaining agreements may also increase the cost of employing our natural gas distribution segment and Home Services workforce, affect our ability to continue offering market-based salaries and employee benefits, limit our flexibility in dealing with our workforce and limit our ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today’s challenging marketplace.

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

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
Uncertainties associated with our Adelphia Gateway Pipeline project could adversely affect our business, results of operations, financial condition and cash flows.

We acquired Adelphia Gateway in January 2020, which involves the operation of a natural gas transmission pipeline extending approximately 90 miles through eastern Pennsylvania. As part of the Adelphia Gateway Pipeline project, we expect to convert the remaining sections of the southern mainline of the pipeline to transport natural gas. Any delays in the expected timeframe relating to converting the southern mainline of the pipeline to transport natural gas could cause disruption and create uncertainties, which could have an adverse effect on our business, results of operations, financial condition and cash flows.

Risk Related to Technologies

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

We continue to place ever-greater reliance on technological tools that support our business operations and corporate functions, including tools that help us manage our natural gas distribution and energy trading operations and infrastructure. The failure of, or security breaches related to, these technologies could materially adversely affect our business operations, financial position, results of operations and cash flows.

We rely on information technology to manage our natural gas distribution and storage, energy trading and other corporate operations; maintain customer, employee, Company and vendor data; and prepare our financial statements and perform other critical business processes. This technology may fail due to cyberattack, physical disruption, design and implementation defects or human error. Disruption or failure of business operations and information technology systems could harm our facilities or otherwise adversely impact our ability to safely deliver natural gas to our customers, serve our customers effectively or manage our assets. Additionally, an attack on, or failure of, information technology systems could result in the unauthorized release of customer, employee or other confidential or sensitive data. Any of the foregoing events could adversely affect our business reputation, diminish customer confidence, disrupt operations, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability.

There is no guarantee that redundancies built into our networks and technology, or the procedures we have implemented to protect against cyberattack and other unauthorized access to secured data, are adequate to safeguard against all failures of technology or security breaches.

Risk Related to Acquisition and Investment Strategies

Any acquisitions that we may undertake involve risks and uncertainties. We may not realize the anticipated synergies, cost savings and growth opportunities as a result of these transactions.

The integration of acquisitions require significant time and resources. Investments of resources are required to support any acquisition, which could result in significant ongoing operating expenses, and we may experience challenges when combining separate business cultures, information technology systems and employees, and those challenges may divert senior management’s time and attention. If we fail to successfully integrate assets and liabilities through the entities which we acquire, we may not fully realize all of the growth opportunities, benefits expected from the transaction, cost savings and other synergies and, as a result, the fair value of assets acquired could be impaired. We assess long-lived assets, including intangible assets associated with acquisitions, for impairment whenever events or circumstances indicate that an asset’s carrying amount may not be recoverable. To the extent the value of long-lived assets become impaired, the impairment charges could have a material impact on our financial condition and results of operations.

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
The benefits that we expect to achieve from acquisitions will depend, in part, on our ability to realize anticipated growth opportunities and other synergies with our existing businesses. The success of these transactions will depend on our ability to integrate these transactions within our existing businesses in a timely and seamless manner. We may experience challenges when combining separate business cultures, information technology systems and employees. Even if we are able to complete an integration successfully, we may not fully realize all the growth opportunities, cost savings and other synergies that we expect.

Investing through partnerships or joint ventures decreases our ability to manage risk.

We have utilized joint ventures through partnerships for certain Storage and Transportation investments, including Steckman Ridge and PennEast. Although we currently have no specific plans to do so, we may acquire interests in other joint ventures or partnerships in the future. In these joint ventures or partnerships, we may not have the right or power to direct the management and policies of the joint ventures or partnerships, and other participants or investors may take action contrary to our instructions or requests and against our policies and objectives. In addition, the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with those of NJR and our subsidiaries and affiliates. Our financial condition, results of operations or cash flows could be harmed if a joint venture participant acts contrary to our interests.

Risk Related to Regulations and Litigation

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

FERC has regulatory authority over some of our operations, including sales of natural gas in the wholesale and retail markets and the purchase and sale of interstate pipeline and storage capacity, including Steckman Ridge, Leaf River and Adelphia Gateway. FERC will also have regulatory authority over the operations of PennEast. Any Congressional legislation or agency regulation that would alter these or other similar statutory and regulatory structures in a way to significantly raise costs that could not be recovered in rates from customers, that would reduce the availability of supply or capacity or that would reduce our competitiveness could negatively impact our earnings. In addition, changes in and compliance with laws such as the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 could increase federal regulatory oversight and administrative costs that may not be recovered in rates from customers, which could have an adverse effect on our earnings.

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

NJNG is subject to regulation by federal, state and local authorities. These authorities regulate many aspects of NJNG’s distribution and transmission operations, including construction and maintenance of facilities, operations, safety, tariff rates that NJNG can charge customers, rates of return, the authorized cost of capital, recovery of pipeline replacement, environmental remediation costs and relationships with its affiliates. NJNG’s ability to construct rate based assets timely and obtain rate increases, including base rate increases, extend its BGSS incentive and CIP programs and maintain its currently authorized rates of return may be impacted by events, including regulatory or legislative actions. There can be no assurance that NJNG will be able to obtain rate increases and continue its BGSS incentive, CIP, RAC and SAVEGREEN programs or continue to earn its currently authorized rates of return.

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

In the ordinary conduct of business, we are involved in legal or administrative proceedings before various courts and governmental bodies with respect to general claims, rates, permitting, taxes, environmental issues, natural gas cost prudence reviews and other matters. Adverse decisions regarding these matters, to the extent they require us to make payments in excess of amounts provided for in our financial statements or are not covered by insurance or indemnity rights, could adversely affect our results of operations, cash flows and financial condition.

Risk Related to our Markets

We are exposed to market risk and may incur losses in our wholesale business.

Our transportation and storage portfolios consist of contracts to transport and store natural gas. The value of our transportation and storage portfolio could be negatively impacted if the value of these contracts changes in a direction or manner that we do not anticipate. In addition, upon expiration of these transportation and storage contracts, to the extent that they are renewed or replaced at less favorable terms, our results of operations and cash flows could be adversely affected.

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

NJRES and NJNG actively hedge against the fluctuation in the price of natural gas by entering into forward and financial contracts with third parties. Should these third parties fail to perform, and regulators not allow the pass-through of expended funds to customers, it may result in a loss that could have a material impact on our financial condition, results of operations and cash flows.

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
Changes in customer growth may affect earnings and cash flows.

NJNG’s ability to increase its utility gross margin is dependent upon the new construction housing market, as well as the conversion of customers to natural gas from other fuel sources. During periods of extended economic downturns, prolonged weakness in housing markets or slowdowns in the conversion market, there could be an adverse impact on NJNG’s utility gross margin, earnings and cash flows. Furthermore, while our estimates regarding customer growth are based in part upon information from third parties, the estimates have not been verified by an independent source and are subject to the aforementioned risks and uncertainties, which could cause actual results to materially deviate from the estimates.

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

Rapid increases in the price of purchased natural gas may cause NJNG to experience a significant increase in short-term debt because it must pay suppliers for natural gas when it is purchased, which can be significantly in advance of when these costs may be recovered through the collection of monthly bills for natural gas delivered to customers. Increases in purchased natural gas costs also slow collection efforts as customers are more likely to delay the payment of their natural gas bills, leading to higher-than-normal accounts receivable.

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

Risk Related to Credit and Liquidity

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

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
direct impact on our subsidiaries’ ability to execute their operating strategies, particularly in the case of NJNG, which relies heavily upon capital expenditures financed by its credit facility.

If we suffer a reduction in our credit and borrowing capacity or in our ability to issue parental guarantees, the business prospects of Energy Services, Clean Energy Ventures and Storage and Transportation, which rely on our creditworthiness, would be adversely affected. Energy Services could possibly be required to comply with various margin or other credit enhancement obligations under its trading and marketing contracts, and it may be unable to continue to trade or be able to do so only on less favorable terms with certain counterparties. Clean Energy Ventures could be required to seek alternative financing for its projects, and may be unable to obtain such financing or able to do so only on less favorable terms. In addition, we may not be able to finance our capital obligations to PennEast or for the conversion of the southern end of Adelphia Gateway.

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

We rely on access to both short-term and long-term credit markets as significant sources of liquidity for capital requirements not satisfied by our cash flow from operations. Any deterioration in our financial condition could hamper our ability to access the equity or credit markets or otherwise obtain debt financing on terms favorable to us or at all. In addition, because certain state regulatory approvals may be necessary for NJNG to incur debt, NJNG may be unable to access credit markets on a timely basis. External events could also increase the cost of borrowing or adversely affect our ability to access the financial markets. Such external events could include the following:

•economic weakness and/or political instability in the U.S. or in the regions where we operate;
•political conditions, such as a shutdown of the U.S. federal government;
•financial difficulties of unrelated energy companies;
•capital market conditions generally;
•volatility in the equity markets;
•market prices for natural gas;
•the overall health of the natural gas utility industry; and
•fluctuations in interest rates, particularly with respect to NJNG’s variable rate debt instruments.

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

Our long-term debt obligations contain financial covenants related to debt-to-capital ratios and, in the case of NJNG, an interest coverage ratio. These debt obligations also contain provisions that put limitations on our ability to finance future operations or capital needs or to expand or pursue certain business activities. For example, certain of these agreements contain provisions that, among other things, put limitations on our ability to make loans or investments, make material changes to the nature of our businesses, merge, consolidate or engage in asset sales, grant liens or make negative pledges. Furthermore, the debt obligations and our sale leaseback agreements contain covenants and other provisions requiring us to provide timely delivery of accurate financial statements prepared in accordance with GAAP. The failure to comply with any of these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of outstanding debt obligations and/or the inability to borrow under existing revolving credit facilities and term loans. We have relied, and continue to rely, upon short-term bank borrowings or commercial paper supported by our revolving credit facilities to finance the execution of a portion of our operating strategies. NJNG is dependent on these capital sources to purchase its natural gas supply and maintain its properties. The acceleration of our outstanding debt obligations and our inability to borrow under the existing revolving credit facilities would cause a material adverse change in NJR’s and NJNG’s financial condition.

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
Risks Related to Tax and Accounting Matters

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

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
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

Risks Related to Takeovers

Our restated certificate of incorporation, as amended, and amended and restated bylaws may delay or prevent a transaction that shareowners would view as favorable.

Our restated certificate of incorporation, as amended and amended and restated bylaws, as well as New Jersey law, contain provisions that could delay, defer or prevent an unsolicited change in control of NJR, which may negatively affect the market price of our common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then-current market price. These provisions may also prevent changes in management. In addition, our Board is authorized to issue preferred stock without stockholder approval on such terms as our Board may determine. Our common shareowners will be subject to, and may be negatively affected by, the rights of any preferred stock that may be issued in the future. In addition, we are subject to the New Jersey Shareholders’ Protection Act, which could delay or prevent a change of control of NJR.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Natural Gas Distribution Segment

As of September 30, 2020, NJNG owns approximately 7,392 miles of distribution main, 7,630 miles of service main, 221 miles of transmission main and 566,249 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

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

NJNG owns four service centers located in Rockaway Township, Morris County; Atlantic Highlands and Wall Township, Monmouth County; and Lakewood, Ocean County. These service centers house storerooms, garages, natural gas distribution and administrative offices. NJNG leases its headquarters and customer service facilities in Wall Township, Monmouth County; a customer service office in Asbury Park, Monmouth County; and a service center in Manahawkin, Ocean County. These customer service offices support customer contact, marketing, economic development and other functions.

Substantially all of NJNG’s properties, not expressly excepted or duly released, are subject to the lien of the Mortgage Indenture as security for NJNG’s mortgage bonds, which totaled $1 billion as of September 30, 2020. In addition, under the terms of the Mortgage Indenture, NJNG could have issued up to $1 billion of additional first mortgage bonds as of September 30, 2020.

Clean Energy Ventures Segment

As of September 30, 2020, Clean Energy Ventures has various solar contracts, including lease agreements and easements, allowing the installation, operation and maintenance of solar equipment and access to the various properties, including commercial and residential rooftops throughout the State of New Jersey. In addition to the lease agreements and easements, Clean Energy Ventures owns solar panels with a total of 357.4 MW of capacity, 79.5 acres of land in Vineland, Cumberland County and 101.75 acres of land in Fairfield Township, Cumberland County.

Clean Energy Ventures leases office space in Wall Township, Monmouth County.

New Jersey Resources Corporation
Part I

ITEM 2. PROPERTIES (Continued)
Energy Services Segment

As of September 30, 2020, Energy Services leases office space in Wall Township, New Jersey; Charlotte, North Carolina; and Allentown, Pennsylvania.

Storage and Transportation Segment

As of September 30, 2020, Adelphia Gateway owns 11.48 acres of land in Delaware County, Pennsylvania, 20 acres in Bucks County, Pennsylvania, 119.4 acres in Northampton County, Pennsylvania and 17.7 acres in Montgomery County, Pennsylvania and leases office space in Wall Township, New Jersey. Leaf River owns 43.94 acres of land and a 5,000 square foot building in Smith County, Mississippi, 65.4 acres in Jasper County, Mississippi and 3.53 acres in Clarke County, Mississippi and leases office space in Houston, Texas.

All Other Business Operations

As of September 30, 2020, CR&R’s real estate portfolio consisted of 23 acres of undeveloped land in Atlantic County, New Jersey. NJRHS leases service centers in Dover, New Jersey and Wall Township, New Jersey. NJR Service Corporation leases office space in Red Bank, New Jersey.

Capital Expenditure Program

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of anticipated fiscal 2021 and 2022 capital expenditures, as applicable to our reporting segments and business operations.

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, and Freehold, New Jersey, collectively, the "former MGP sites", including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review the total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for further and continued natural resource damages that may be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites. As we have not yet completed the remedial investigation of the site, the total amount of potential costs of all remedial actions at the MGP site in Freehold, New Jersey, cannot be reasonably estimated at this time.

The estimated total future expenditures for all former MGP sites will range from approximately $143.1 million to $181.7 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, we accrue at the lower end of the range. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset on the Consolidated Balance Sheets of $150.6 million as of September 30, 2020 and $131.1 million as of September 30, 2019, based on the most likely amount. The remediation liability at September 30, 2020 includes adjustments for actual expenditures during fiscal 2020. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if former MGP operations were active at the location. As of September 30, 2019, costs associated with preliminary assessment activities were considered immaterial and included as a component of NJNG’s annual SBC application to recover remediation expenses. The preliminary assessment and site investigation activities are ongoing at the Aberdeen site. The estimated costs to complete the preliminary assessment and site investigation phase is included in the MGP remediation liability and corresponding regulatory asset on the Consolidated Balance Sheet at September 30, 2020. NJNG will continue to gather information to determine whether the obligation exists to undertake remedial action.

New Jersey Resources Corporation
Part I

ITEM 3. LEGAL PROCEEDINGS (Continued)
NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. On September 9, 2020, the BPU approved NJNG's request for an increase in the RAC, which increased the annual recovery from $8.5 million to $9.7 million and is effective October 1, 2020. As of September 30, 2020, $36.5 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

Not applicable

New Jersey Resources Corporation
Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

NJR’s Common Stock is traded on the New York Stock Exchange under the ticker symbol NJR. As of October 27, 2020, NJR had 60,383 holders of record of its common stock.

Performance Graph

The performance graph and table below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in our common stock, as compared with the S&P 500 Stock Index, the S&P 500 Utilities Industry Index and the customized peer company group listed below, referred to herein as the Peer Group. The Peer Group companies were selected based on similarities to the Company’s business model, size and other growth and business factors.

Cumulative Total Return	2015	2016	2017	2018	2019	2020
NJR	$100.00	$112.67	$148.40	$166.62	$167.49	$104.21
S&P 500 Utilities	$100.00	$117.37	$131.49	$135.34	$172.02	$163.47
S&P 500	$100.00	$115.43	$136.91	$161.43	$168.30	$193.80
Peer Group	$100.00	$126.37	$144.57	$150.79	$178.99	$146.25

The 10 companies in the Peer Group are: Atmos Energy Corporation; Avista Corporation; Black Hills Corporation; National Fuel Gas Company; NiSource Inc.; Northwest Natural Gas Company; ONE Gas, Inc.; South Jersey Industries, Inc.; Southwest Gas Corporation; and Spire lnc.

This performance graph and accompanying information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of the Company’s filings under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

The following table sets forth NJR’s repurchase activity for the quarter ended September 30, 2020:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
7/01/20 - 7/31/20	—	$—	—	2,431,053
8/01/20 - 8/31/20	—	$—	—	2,431,053
9/01/20 - 9/30/20	—	$—	—	2,431,053
Total	—	$—	—	2,431,053

New Jersey Resources Corporation
Part II
ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL STATISTICS

(Thousands, except per share data)
Fiscal Years Ended September 30,	2020	2019	2018	2017	2016
SELECTED FINANCIAL DATA
Operating revenues	$1,953,668	$2,592,045	$2,915,109	$2,268,617	$1,880,905
Natural gas purchases	$1,304,719	$2,044,302	$2,275,342	$1,703,767	$1,352,686
Net income	$193,919	$169,505	$233,436	$132,065	$131,672
Total assets	$5,569,802	$4,372,985	$4,143,664	$3,928,507	$3,718,570
Common stock equity	$1,844,692	$1,551,717	$1,418,978	$1,236,643	$1,166,591
Long-term debt (1) (2)	$2,259,466	$1,537,177	$1,180,619	$997,080	$1,055,038

COMMON STOCK DATA
Earnings per share-basic	$2.05	$1.90	$2.66	$1.53	$1.53
Earnings per share-diluted	$2.04	$1.89	$2.64	$1.52	$1.52
Dividends declared per share	$1.27	$1.19	$1.11	$1.038	$0.975

NON-GAAP RECONCILIATION
Net income	$193,919	$169,505	$233,436	$132,065	$131,672
Add:
Unrealized loss (gain) on derivative instruments and related transactions	(9,644)	2,881	26,770	(11,241)	46,883
Tax effect	2,296	(711)	(4,512)	4,062	(17,018)
Effects of economic hedging related to natural gas inventory	12,690	4,309	(22,570)	38,470	(36,816)
Tax effect	(3,016)	(1,024)	7,362	(13,964)	13,364
Net financial earnings (3)	$196,245	$174,960	$240,486	$149,392	$138,085

Basic earnings per share	$2.05	$1.90	$2.66	$1.53	$1.53
Add:
Unrealized loss (gain) on derivative instruments and related transactions	(0.10)	0.03	0.31	(0.13)	0.55
Tax effect	0.02	(0.01)	(0.05)	0.05	(0.20)
Effects of economic hedging related to natural gas inventory	0.13	0.05	(0.26)	0.45	(0.43)
Tax effect	(0.03)	(0.01)	0.08	(0.17)	0.16
Net financial earnings per share-basic (3)	$2.07	$1.96	$2.74	$1.73	$1.61

Diluted earnings per share	$2.04	$1.89	$2.64	$1.52	$1.52
Add:
Unrealized loss (gain) on derivative instruments and related transactions	(0.10)	0.03	0.30	(0.13)	0.54
Tax effect	0.02	(0.01)	(0.05)	0.05	(0.20)
Effects of economic hedging related to natural gas inventory	0.13	0.05	(0.25)	0.44	(0.42)
Tax effect	(0.03)	(0.01)	0.08	(0.17)	0.15
Net financial earnings per share-diluted (3)	$2.06	$1.95	$2.72	$1.71	$1.59
(1)Includes long-term financel leases of $63.7 million, $25 million, $26.4 million, $28.9 million and $30.7 million, respectively.
(2)Includes long-term solar asset financing obligation of $105.5 million, $80.4 million, $89.8 million, $28.2 million and $0, respectively.
(3)NFE is a non-GAAP financial measure that eliminates the timing differences surrounding the recognition of certain derivative gains or losses, to effectively match the earnings effects of economic hedges associated with the physical sale or purchase of natural gas and, therefore, eliminate the impact of volatility to GAAP earnings associated with the related derivative instruments. For further discussion of this financial measure, see the Energy Services segment discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Jersey Resources Corporation
Part II
ITEM 6. SELECTED FINANCIAL DATA (Continued)

NJNG OPERATING STATISTICS

Fiscal Years Ended September 30,	2020	2019	2018	2017	2016
Operating revenues ($ in thousands)
Residential	$500,271	$450,515	$441,486	$395,315	$345,597
Commercial, industrial and other	98,463	104,372	95,351	98,777	80,994
Firm transportation	66,871	57,513	65,256	73,206	69,696
Total residential and commercial	665,605	612,400	602,093	567,298	496,287
Interruptible	6,322	6,637	7,522	7,970	8,867
Total system	671,927	619,037	609,615	575,268	505,154
BGSS incentive programs	57,996	91,756	122,250	120,369	89,192
Total operating revenues	$729,923	$710,793	$731,865	$695,637	$594,346
Throughput (Bcf)
Residential	44.6	46.0	45.5	40.7	36.9
Commercial, industrial and other	8.2	9.7	8.9	8.7	7.3
Firm transportation	13.3	13.7	15.5	14.4	14.1
Total residential and commercial	66.1	69.4	69.9	63.8	58.3
Interruptible	30.9	39.0	46.2	55.0	61.5
Total system	97.0	108.4	116.1	118.8	119.8
BGSS incentive programs	118.4	123.8	150.2	178.4	216.7
Total throughput	215.4	232.2	266.3	297.2	336.5
Customers at year-end
Residential	497,779	486,474	474,495	460,013	448,273
Commercial, industrial and other	28,735	28,992	28,037	26,947	26,218
Firm transportation	31,604	32,107	36,126	42,790	46,608
Total residential and commercial	558,118	547,573	538,658	529,750	521,099
Interruptible	29	32	31	33	34
BGSS incentive programs	19	21	28	27	30
Total customers at year-end	558,166	547,626	538,717	529,810	521,163
Interest coverage ratio (1)	8.29	6.57	6.35	7.96	8.97
Average therm use per customer
Residential	895	945	959	885	824
Commercial, industrial and other	8,683	10,198	10,992	11,183	11,378
Degree days	4,254	4,506	4,537	4,129	3,867
Weather as a percent of normal (2)	92.8%	99.0%	99.5%	90.0%	82.5%
Number of employees	721	709	686	680	670
(1)NJNG’s income from operations divided by interest expense.
(2)Normal heating degree days are based on a 20-year average, calculated based upon three reference areas representative of NJNG’s service territory.
(3)Operating revenue presents sales tax, net during fiscal 2020 and 2019, due to the adoption of ASC 606, Revenue from Contracts with Customers. Prior to fiscal 2019, operating revenue only included sales tax on operating revenues excluding tax-exempt sales.

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

If there are changes in the regulatory position surrounding these costs, or should actual expenditures vary significantly from estimates in that these costs are disallowed for recovery by the BPU, such costs would be charged to income in the period of such determination. See the Legal Proceedings section in Note 15. Commitments and Contingent Liabilities for more details.

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

The remeasurement of plan assets and obligations for a significant event should occur as of the date of the significant event. We may use a practical expedient to remeasure the plan assets and obligations as of the nearest calendar month-end date. When performing interim remeasurements, we obtain new asset values, roll forward the obligation to reflect population changes and review the appropriateness of all assumptions, regardless of the reason for performing the interim remeasurement.

Our postemployment employee benefit plan assets consist primarily of U.S. equity securities, international equity securities, fixed-income investments and other assets, with a targeted allocation of 34 percent, 17 percent, 38 percent and 11 percent, respectively. Fluctuations in actual market returns, as well as changes in interest rates, may result in increased or decreased postemployment employee benefit costs in future periods. Postemployment employee benefit expenses are included in O&M and other income, net on the Consolidated Statements of Operations.

The following is a summary of a sensitivity analysis for each actuarial assumption:

Pension Plans
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(49,896)	$(4,671)
Discount rate	(1.00)%	$62,361	$5,643
Rate of return on plan assets	1.00%	n/a	$(2,840)
Rate of return on plan assets	(1.00)%	n/a	$2,839

Other Postemployment Benefits
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(36,740)	$(3,608)
Discount rate	(1.00)%	$47,260	$4,486
Rate of return on plan assets	1.00%	n/a	$(898)
Rate of return on plan assets	(1.00)%	n/a	$898

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Health care cost trend rate	1.00%	$49,106	$6,861
Health care cost trend rate	(1.00)%	$(38,844)	$(5,383)

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

On September 10, 2019, the Third Circuit issued an order overturning the U.S. District Court for the District of New Jersey’s order granting PennEast condemnation and immediate access in accordance with the Natural Gas Act to certain properties in which New Jersey holds an interest. The Petition for Panel Rehearing or Rehearing En Banc filed with the Third Circuit was denied on November 5, 2019.

On October 8, 2019, the NJDEP issued a letter indicating that it deemed PennEast’s freshwater wetlands permit application to be administratively incomplete and closed the matter without prejudice. On October 11, 2019, PennEast submitted a letter to the NJDEP objecting to its position that the freshwater wetlands permit application is administratively incomplete.

On November 14, 2019, PennEast announced that it will ask the Supreme Court of the U.S. to review the September 2019 decision by the Third Circuit.

As a result of the adverse court rulings, the Company evaluated its investment in PennEast for impairment and determined an impairment charge was not necessary. The Company estimated the fair value of its investment using probability-weighted scenarios of discounted future cash flows. Management made significant estimates and assumptions related to development options and legal outcomes, construction costs, timing of capital investments and in-service dates, revenues and discount rates. The discounted cash flow scenarios contemplate the impact of key assumptions of potential future court decisions and potential future management decisions and require management to make significant estimates regarding the likelihood of various scenarios and assumptions. It is reasonably possible that future unfavorable developments, such as a reduced likelihood of success from development options and legal outcomes, estimated increases in construction costs, increases in the discount rate or further significant delays, could result in an impairment of our equity method investment. Also, the use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge in the Consolidated Financial Statements. Higher probabilities were assumed related to those scenarios where the project is completed.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Due to the anticipated expiration of a customer contract for Steckman Ridge, the Company evaluated its investment in Steckman Ridge for other-than-temporary impairment and determined an impairment charge was not necessary.

The fair value of the Company’s investment in Steckman Ridge was determined using a discounted cash flow method and utilized management’s best estimates and assumptions related to expected future results, including the price and capacity of firm natural gas storage contracting, operations and maintenance costs, the nature and timing of major maintenance and capital investment, and discount rates. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and other factors. As a result, it is reasonably possible that unfavorable developments, such as the failure to execute storage contracts and other services for available capacity at anticipated price levels could result in an other-than temporary impairment charge in the Consolidated Financial Statements.

For further information on these investments, see Note 7. Investments in Equity Investees.

Impairment of Long-lived assets

Property, plant and equipment and finite-lived intangible assets are reviewed periodically for impairment when changes in facts and circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with the appropriate accounting guidance. Factors that the Company analyzes in determining whether an impairment in its long-lived assets exists include determining if a significant decrease in the market price of a long-lived asset is present; a significant adverse change in the extent in which a long-lived asset is being used in its physical condition; legal proceedings or factors; significant business climate changes, accumulations of costs in significant excess of the amounts expected; a current-period operating or cash flow loss coupled with historical negative cash flows or expected future negative cash flows; and current expectations that more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. When an impairment indicator is present, the Company determines if the carrying value of the asset is recoverable by comparing it to its expected undiscounted future cash flows. If the carrying value of the asset is greater than the expected undiscounted future cash flows, an impairment charge is recorded in an amount equal to the excess of the carrying value of the asset over its fair value.

Derivative Instruments

We record our derivative instruments held as assets and liabilities at fair value on the Consolidated Balance Sheets. In addition, since we choose not to designate any of our physical and financial natural gas commodity derivatives as accounting hedges, changes in the fair value of Energy Services’ commodity derivatives are recognized in earnings, as they occur, as a component of operating revenues or natural gas purchases on the Consolidated Statements of Operations. Changes in the fair value of foreign exchange contracts are recognized in natural gas purchases on the Consolidated Statements of Operations.

The fair value of derivative instruments is determined by reference to quoted market prices of listed exchange-traded contracts, published price quotations, pipeline tariff information or a combination of those items. Energy Services’ portfolio is valued using the most current and reasonable market information. If the price underlying a physical commodity transaction does not represent a visible and liquid market, Energy Services may utilize additional published pipeline tariff information and/or other services to determine an equivalent market price. As of September 30, 2020, the fair value of its derivative assets and liabilities reported on the Consolidated Balance Sheets that is based on such pricing is considered immaterial.

Should there be a significant change in the underlying market prices or pricing assumptions, Energy Services may experience a significant impact on its financial position, results of operations and cash flows. Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risks for a sensitivity analysis related to the impact to derivative fair values resulting from changes in commodity prices. The valuation methods we use to determine fair values remained consistent for fiscal 2020, 2019 and 2018. We apply a discount to our derivative assets to factor in an adjustment associated with the credit risk of its physical natural gas counterparties and to our derivative liabilities to factor in an adjustment associated with its own credit risk. We determine this amount by using historical default probabilities corresponding to the appropriate S&P issuer ratings. Since the majority of our counterparties are rated investment grade, this results in an immaterial credit risk adjustment.

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

We have not designated any derivatives as fair value or cash flow hedges as of September 30, 2020 and 2019.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Management’s Overview

Consolidated

NJR is a diversified energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in the U.S. and Canada. In addition, we invest in clean energy projects, natural gas storage and transportation assets and provide various repair, sales and installation services. A more detailed description of our organizational structure can be found in Item 1. Business.

The following sections include a discussion of results for fiscal 2020 compared to fiscal 2019. The comparative results for fiscal 2019 with fiscal 2018 have been omitted from this Form 10-K, but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on Form 10-K of our Annual Report for the fiscal year ended September 30, 2019, filed with the SEC on November 22, 2019.

Reporting Segments

We have four primary reporting segments as presented in the chart below:

Natural Gas Distribution
Regulated Utility Operations
Distribution Operations
Gas Supply
BGSS Incentives
Clean Energy Ventures
Unregulated Distributed Power
Grid-connected Solar
Net-metered Solar (Commercial and Residential)
Energy Services
Unregulated Wholesale Energy Services
Optimization of Natural Gas Transportation
Optimization of Natural Gas Storage
Producer Services
Asset Management
Storage and Transportation
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

Impacts of the COVID-19 Pandemic

We are closely monitoring developments related to the COVID-19 pandemic and are taking steps intended to limit potential exposure for our employees and those we serve. We have also taken proactive steps to ensure business continuity in the safe operation of our business. Both NJR and NJNG continue to have sufficient liquidity to meet their current obligations, and business operations remain fundamentally unchanged at this time. This is, however, a rapidly evolving situation, and we cannot predict the extent or duration of the outbreak, the effects of the pandemic on the global, national or local economy or its effects on our financial condition, results of operations and cash flows. We cannot predict the nature and extent of impacts to future operations. We will continue to monitor developments affecting our employees, customers and operations and take additional steps to address the COVID-19 pandemic and its impacts, as necessary.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

A summary of our consolidated results in net income and assets by reporting segment and operations for the fiscal years ended September 30, is as follows:

(Thousands)	2020		2019		2018
	Net Income	Assets	Net Income	Assets	Net Income	Assets
Natural Gas Distribution	$126,902	$3,531,477	$78,062	$3,064,309	$84,048	$2,663,054
Clean Energy Ventures	53,023	1,015,073	77,473	864,323	75,849	865,018
Energy Services	(11,008)	244,836	(1,268)	290,847	53,139	396,852
Storage and Transportation	18,311	844,799	14,689	240,955	24,367	242,069
Home Services and Other	5,784	138,375	1,637	104,411	(3,555)	114,732
Intercompany (1)	907	(204,758)	(1,088)	(191,860)	(412)	(138,061)
Total	$193,919	$5,569,802	$169,505	$4,372,985	$233,436	$4,143,664
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in net income of $24.4 million during fiscal 2020, compared with fiscal 2019, was driven primarily by increased earnings at our Natural Gas Distribution segment due to higher base rates resulting from the base rate case in November 2019, partially offset by decreased earnings at Energy Services resulting from warmer weather, which lead to decreased demand, lower natural gas prices and ultimately decreased volatility in the wholesale natural gas markets and decreased earnings at Clean Energy Ventures resulting from a decrease in ITC recognition, as well as the absence of wind revenue in fiscal 2020. The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

The increase in assets during fiscal 2020, compared with fiscal 2019, was due primarily to the acquisition of Leaf River and Adelphia Gateway within our Storage and Transportation segment, increases in utility plant and solar asset investment within our Natural Gas Distribution segment and Clean Energy Ventures segment, respectively, and the recognition of a right-of-use asset upon adoption of ASC 842 - Leases on October 1, 2019.

Non-GAAP Financial Measures

Our management uses NFE, a non-GAAP financial measure, when evaluating our operating results. Energy Services economically hedges its natural gas inventory with financial derivative instruments. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of the economic hedges with the physical sale of natural gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. There is a related tax effect on current and deferred income tax expense corresponding with this non-GAAP measure. To the extent we utilize forwards, futures or other derivatives to hedge forecasted SREC production, unrealized gains and losses are also eliminated for NFE purposes.

GAAP requires us, during the interim periods, to estimate our annual effective tax rate and use this rate to calculate the year-to-date tax provision. We also determine an annual estimated effective tax rate for NFE purposes and calculate a quarterly tax adjustment based on the difference between our forecasted net income and our forecasted NFE for the fiscal year. Since the annual estimated effective tax rate is based on certain forecasted assumptions, including estimates surrounding completion of Clean Energy Ventures projects, the rate and resulting NFE are subject to change. No adjustment is needed during the fourth quarter, since the actual effective tax rate is calculated at fiscal year-end.

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE for the fiscal years ended September 30:

(Thousands, except per share data)	2020	2019	2018
Net income	$193,919	$169,505	$233,436
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(9,644)	2,881	26,770
Tax effect	2,296	(711)	(4,512)
Effects of economic hedging related to natural gas inventory (1)	12,690	4,309	(22,570)
Tax effect	(3,016)	(1,024)	7,362
Net financial earnings	$196,245	$174,960	$240,486

Basic earnings per share	$2.05	$1.90	$2.66
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(0.10)	0.03	0.31
Tax effect	0.02	(0.01)	(0.05)
Effects of economic hedging related to natural gas inventory (1)	0.13	0.05	(0.26)
Tax effect	(0.03)	(0.01)	0.08
Basic net financial earnings per share	$2.07	$1.96	$2.74
(1)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reporting segment and other operations for the fiscal years ended September 30, discussed in more detail within the operating results sections of each segment, is summarized as follows:

(Thousands)	2020		2019		2018
Natural Gas Distribution	$126,902	65%	$78,062	45%	$84,048	35%
Clean Energy Ventures	53,023	27	77,473	44	75,849	32
Energy Services	(7,873)	(4)	2,918	2	60,378	25
Storage and Transportation	18,311	9	14,689	8	24,367	10
Home Services and Other	5,784	3	1,911	1	(3,829)	(2)
Eliminations (1)	98	—	(93)	—	(327)	—
Total	$196,245	100%	$174,960	100%	$240,486	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in NFE of $21.3 million during fiscal 2020, compared with fiscal 2019, was driven primarily by increased base rates at our Natural Gas Distribution and Transportation segments, partially offset by lower financial margin generated at Energy Services resulting from warmer weather, which led to decreased demand, lower natural gas prices and ultimately decreased volatility in the wholesale natural gas markets and decreased earnings at Clean Energy Ventures, as previously discussed.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service throughout Monmouth, Ocean, Morris, Middlesex and Burlington counties in New Jersey to approximately 558,000 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, including those risks associated with COVID-19 and may include but are not limited to impacts to customer growth and customer usage, customer collections, the timing and costs of capital expenditures and construction of infrastructure projects, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. In addition, NJNG may be subject to adverse economic conditions, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

NJNG’s business is seasonal by nature, as weather conditions directly influence the volume of natural gas delivered to customers on an annual basis. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. As a result, NJNG receives most of its natural gas distribution revenues during the first and second fiscal quarters and is subject to variations in earnings and working capital during the fiscal year.

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

Base Rate Case

On March 29, 2019, NJNG filed a base rate case with the BPU requesting a natural gas revenue increase of $128.2 million, including a change in NJNG’s overall rate of return on rate base to 7.87 percent. NJNG was also seeking permission to request recovery for SRL in a future filing, upon completion of the project. On July 2, 2019, NJNG filed an update with actual information through May 31, 2019, which reflected a revenue increase of $129.8 million. On September 30, 2019, NJNG filed a second update with actual information through August 31, 2019, which reflected a revenue increase of $134.3 million. On November 13, 2019, the BPU issued an order adopting a stipulation of settlement approving a $62.2 million increase to base rates, effective November 15, 2019. The increase includes an overall rate of return on rate base of 6.95 percent, return on common equity of 9.6 percent, a common equity ratio of 54 percent and a depreciation rate of 2.78 percent.

Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated PIM and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals for fiscal 2020 and estimates for expected investments over the next fiscal year:
Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory oversight, environmental regulations, unforeseen events and the ability to access capital.

Infrastructure Investment Program

On February 28, 2019, NJNG filed a petition with the BPU seeking authority to implement a five-year Infrastructure Investment Program. The IIP consists of two components: transmission and distribution investments and information technology replacement and enhancements. The total investment for the IIP is approximately $507 million. All approved investments will be recovered through annual filings to adjust base rates. On October 28, 2020, the BPU approved the

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Company’s transmission and distribution component of the IIP for $150 million over five years, effective November 1, 2020. NJNG voluntarily withdrew the information technology upgrade component and will seek to recover associated costs in future rate case proceedings.

SAFE II and NJ RISE

NJNG continues to implement BPU-approved infrastructure projects that are designed to enhance the reliability and integrity of NJNG’s natural gas distribution system.

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

The BPU approved NJNG’s NJ RISE capital infrastructure program, which consists of six capital investment projects estimated to cost $102.5 million, excluding AFUDC, for natural gas distribution storm hardening and mitigation projects, along with associated depreciation expense. These system enhancements are intended to minimize service impacts during extreme weather events to customers in the most storm-prone areas of NJNG’s service territory. Recovery of NJ RISE investments is included in NJNG’s base rates.

In September 2019, the BPU approved NJNG’s annual petition requesting a rate increase of $7.8 million, effective October 1, 2019.

On March 30, 2020, NJNG filed a petition with the BPU requesting a rate increase of approximately $7.4 million for the recovery associated with NJ RISE and SAFE II capital investment costs of approximately $57.9 million. On July 24, 2020, the Company updated this filing with actual information through June 30, 2020 and the revised rate increase requested was $7.1 million based on $55.1 million of actual capital investments. On September 9, 2020, the BPU approved the increase to base rate revenue, effective October 1, 2020.

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

	2020	2019	2018
Firm customers
Residential	497,779	486,474	474,495
Commercial, industrial & other	28,735	28,992	28,037
Residential transport	22,420	22,870	26,490
Commercial transport	9,184	9,237	9,636
Total firm customers	558,118	547,573	538,658
Other	48	53	59
Total customers	558,166	547,626	538,717

During fiscal 2020, NJNG added 8,349 new customers, which represents a new customer growth rate of approximately 1.5 percent. During that same time period, NJNG converted 260 existing customers to natural gas heat and other services. This

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
customer growth, as well as commercial customers who switched from interruptible to firm natural gas service, will contribute approximately $6.2 million, on an annualized basis, to utility gross margin. NJNG also added 9,711 and 9,596 new customers and converted 218 and 613 existing customers to natural gas heat and other services during the fiscal years ended September 30, 2019 and 2018, respectively.

NJNG continues to expect to add approximately 28,000 to 30,000 new customers during the three-year period of fiscal 2021 to 2023. NJNG’s estimates are based on information from municipalities and developers, as well as external industry analysts and management’s experience. NJNG estimates that approximately 65 percent of the growth will come from new construction markets and 35 percent from customer conversions to natural gas from other fuel sources. See the Natural Gas Distribution Segment Operating Results section that follows for a definition and further discussion of utility gross margin.

Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives designed to encourage the installation of high-efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two- to 10-year period through a tariff rider mechanism. On September 25, 2020, NJNG filed a petition with the BPU for an additional three-year SAVEGREEN program consisting of approximately $127 million in direct investment, $113 million in financing options, and approximately $23 million in operation and maintenance expenses, to be effective July 1, 2021.

On December 18, 2018, the BPU approved a decrease in NJNG's EE recovery rate reflecting actual costs incurred through September 30, 2018, which resulted in an annual recovery of approximately $8.8 million, effective January 1, 2019. On October 25, 2019, the BPU approved NJNG’s annual filing to increase its EE recovery rate, which resulted in an annual recovery of approximately $11.3 million, effective November 1, 2019. On May 29, 2020, NJNG filed a petition with the BPU to minimally decrease its EE recovery rate. Throughout the course of the proceeding, the Company updated the filing with additional actual information. Based on the updated information, the BPU approved the Company to maintain its existing rate, which will result in an annual recovery of approximately $11.4 million, effective November 1, 2020.

The following table summarizes, since inception, loans, grants, rebates and related investments as of September 30:

(Thousands)	2020	2019
Loans	$119,400	$99,000
Grants, rebates and related investments	80,500	70,100
Total	$199,900	$169,100

Program recoveries from customers during the period ending September 30, 2020 and 2019, were $10.3 million and $11.6 million, respectively. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.75 percent to 10.3 percent.

Conservation Incentive Program/BGSS

The CIP facilitates normalizing NJNG’s utility gross margin for variances not only due to weather but also for other factors affecting customer usage, such as conservation and energy efficiency. Recovery of utility gross margin for the non-weather variance through the CIP is limited to the amount of certain natural gas supply cost savings achieved and is subject to a variable margin revenue test. Additionally, recovery of the CIP utility gross margin is subject to an annual earnings test. An annual review of the CIP must be filed by June 1, coincident with NJNG’s annual BGSS filing, during which NJNG can request rate changes to the CIP. In May 2014, the BPU approved the continuation of the CIP program with no expiration date.

NJNG’s total utility firm gross margin includes the following adjustments related to the CIP mechanism:

(Thousands)	2020	2019	2018
Weather (1)	$17,882	$2,699	$205
Usage	292	(341)	(1,629)
Total	$18,174	$2,358	$(1,424)
(1)Compared with the CIP 20-year average, weather was 7.2 percent, 1 percent and 0.5 percent warmer-than-normal during fiscal 2020, 2019 and 2018, respectively.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Recovery of Natural Gas Costs

NJNG’s cost of natural gas is passed through to our customers, without markup, by applying NJNG’s authorized BGSS rate to actual therms delivered. There is no utility gross margin associated with BGSS costs; therefore, changes in such costs do not impact NJNG’s earnings. NJNG monitors its actual natural gas costs in comparison to its BGSS rates to manage its cash flows associated with its allowed recovery of natural gas costs, which is facilitated through BPU-approved deferred accounting and the BGSS pricing mechanism. Accordingly, NJNG occasionally adjusts its periodic BGSS rates or can issue credits or refunds, as appropriate, for its residential and small commercial customers when the commodity cost varies from the existing BGSS rate. BGSS rates for its large commercial customers are adjusted monthly based on NYMEX prices.

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

On March 27, 2020, the BPU approved, on a final basis, a decrease to NJNG’s BGSS rate for residential and small commercial customers, an increase to its balancing charge rate, resulting in a $2 million decrease to the annual revenues credited to BGSS, as well as changes to the CIP rates, which resulted in a $10.6 million annual recovery increase, effective October 1, 2019.

On May 29, 2020, NJNG filed its annual petition with the BPU to decrease its BGSS rate for residential and small commercial customers, decrease its balancing charge and modify its CIP rates. On September 9, 2020, the BPU approved NJNG’s petition, effective October 1, 2020, which will result in a $7.7 million overall net decrease to the annual recovery. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers and balancing charge revenues are credited to BGSS.

On November 20, 2020, NJNG submitted notification that it will provide an estimated $10 million in BGSS bill credits in December 2020

Refer to Note 4. Regulation - BGSS and CIP in the accompanying Consolidated Financial Statements for a further discussion of NJNG’s periodic BGSS and CIP rate adjustments.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Utility gross margin from incentive programs was $9.5 million, $8.4 million and $12.5 million during the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

Hedging

In order to provide relative price stability to its natural gas supply portfolio, NJNG employs a hedging strategy with the goal of having at least 75 percent of the Company’s projected winter periodic BGSS natural gas sales volumes hedged by each November 1 and at least 25 percent of the projected periodic BGSS natural gas sales hedged for the following April-through-March period. This is accomplished with the use of various financial instruments including futures, swaps and options used in conjunction with commodity and/or weather-related hedging activity.

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

Tetco M-3 Daily Prices
$80
$60
$40
$20
$0
($ per MMBtu)
Oct
Nov
Dec
Jan
Feb
Mar
Apr
May
June
July
Aug
Sept
2020
2019
2018

(1) Data sourced from S&P Global Platts.

The maximum price per MMBtu was $5.59, $9.17 and $94.93 and the minimum price was $0.68, $1.09 and $0.53 for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Societal Benefits Charge

USF

NJNG’s qualifying customers are eligible for the USF program, which is administered by the New Jersey Department of Community Affairs, to help make energy bills more affordable. In September 2018, the BPU approved NJNG’s annual USF compliance filing to increase the statewide USF rate, which will result in a $1 million annual increase, effective October 1, 2018. On June 24, 2019, NJNG filed its annual USF compliance filing proposing an increase to the statewide USF rate, which will result in the annual recovery increasing by $1.2 million, effective October 1, 2019. On June 25, 2020, NJNG filed its annual USF compliance filing proposing a decrease to the statewide USF rate, which will result in annual decreases of approximately $400,000. On September 23, 2020, the BPU approved the decrease, effective October 1, 2020. Refer to Note 4. Regulation - Societal Benefits Clause in the accompanying Consolidated Financial Statements for a further discussion of NJNG’s USF rates.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $150.6 million as of September 30, 2020, an increase of $19.5 million compared with the prior fiscal period. On September 27, 2019, NJNG filed its annual SBC application requesting to recover remediation expenses, including an increase in the RAC, of approximately $1.4 million annually and an increase to the NJCEP factor, which will result in an annual increase of approximately $3.3 million, to be effective April 1, 2020. On March 16, 2020, a stipulation was signed in NJNG’s annual SBC application including recovery of remediation expenses, an increase in the RAC of approximately $1.2 million annually and an annual decrease to the NJCEP factor of $600,000. The BPU approved the stipulation on September 9, 2020. On September 29, 2020, NJNG filed its annual SBC application requesting to recover remediation expenses, including an increase in the RAC, of approximately $1.3 million annually and an increase to the NJCEP factor, which will result in an annual increase of approximately $6 million, effective April 1, 2021.

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if there were former MGP operations active at the location. The Company is in the process of conducting site investigation activities to identify and evaluate the nature and extent of MGP-related contaminants present at the location. The costs associated with preliminary assessment and site investigation activities are considered immaterial and are included as a component of NJNG’s annual SBC application to recover remediation expenses. We will continue to gather information to further refine and enhance its estimate of potential costs for this site as it becomes available. See Note 15. Commitments and Contingent Liabilities for a more detailed description.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 4. Regulation in the accompanying Consolidated Financial Statements.

Operating Results

NJNG’s operating results for the fiscal years ended September 30, are as follows:

(Thousands)	2020	2019	2018
Operating revenues	$729,923	$710,793	$731,865
Operating expenses
Natural gas purchases (1) (2)	287,307	336,489	333,208
Operation and maintenance	162,792	171,198	203,627
Regulatory rider expense (3)	34,529	33,937	38,969
Depreciation and amortization	71,883	57,980	53,208
Total operating expenses	556,511	599,604	629,012
Operating income	173,412	111,189	102,853
Other income, net	11,486	2,441	4,584
Interest expense, net of capitalized interest	30,975	26,134	25,299
Income tax provision (benefit)	27,021	9,434	(1,910)
Net income	$126,902	$78,062	$84,048
(1)Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.
(2)Includes related party transactions of approximately $11.5 million, $16.2 million and $57.2 million during fiscal 2020, 2019 and 2018, respectively, a portion of which are eliminated in consolidation.
(3)Consists of expenses associated with state-mandated programs, the RAC and energy efficiency programs, and are calculated on a per-therm basis. These expenses are passed through to customers and are offset by corresponding revenues.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Revenues and Natural Gas Purchases

Operating revenues increased 2.7 percent during fiscal 2020 compared with fiscal 2019. Natural gas purchases decreased 14.6 percent during fiscal 2020 compared with fiscal 2019. The factors contributing to the increases (decreases) in operating revenues and natural gas purchases during fiscal 2020, are as follows:

	2020 v. 2019
(Thousands)	Operating revenue	Natural gas purchases
Base rate impact	$55,348	$—
CIP adjustments	15,816	—
SAFE II/NJ RISE	7,728	—
Firm sales	(27,461)	(13,217)
BGSS incentives	(33,761)	(34,834)
Average BGSS rates	(5,258)	(5,258)
Other (1)	6,718	4,127
Total increase (decrease)	$19,130	$(49,182)
(1)Other includes changes in rider rates, including those related to EE, NJCEP and other programs.

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

Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure to NJNG’s utility gross margin, is as follows for the fiscal years ended September 30:

(Thousands)	2020	2019	2018
Operating revenues	$729,923	$710,793	$731,865
Less:
Natural gas purchases	287,307	336,489	333,208
Energy taxes	—	—	39,426
Regulatory rider expense	34,529	33,937	38,969
Utility gross margin	$408,087	$340,367	$320,262
(1)Energy taxes does not include sales tax during fiscal 2020 and 2019, due to the adoption of ASC 606, Revenue from Contracts with Customers. Energy taxes includes only sales tax on operating revenues during fiscal 2018, excluding tax-exempt sales.

Utility gross margin consists of three components:

•utility firm gross margin generated from only the delivery component of either a sales tariff or a transportation tariff from residential and commercial customers who receive natural gas service from NJNG;

•BGSS incentive programs, where revenues generated or savings achieved from BPU-approved off-system sales, capacity release or storage incentive programs are shared between customers and NJNG; and

•utility gross margin generated from off-tariff customers, as well as interruptible customers.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	2020		2019		2018
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$275,033	44.6	$224,597	46.0	$203,195	45.5
Commercial, industrial and other	57,929	8.2	50,553	9.7	46,636	8.9
Firm transportation	60,199	13.3	51,069	13.7	51,880	15.5
Total utility firm gross margin/throughput	393,161	66.1	326,219	69.4	301,711	69.9
BGSS incentive programs	9,471	118.4	8,398	123.8	12,482	150.2
Interruptible/off-tariff agreements	5,455	30.9	5,750	39.0	6,069	46.2
Total utility gross margin/throughput	$408,087	215.4	$340,367	232.2	$320,262	266.3

Utility Firm Gross Margin

Utility firm gross margin increased $66.9 million during fiscal 2020 compared with fiscal 2019, due primarily to the increase in base rates, along with increased returns on infrastructure programs related to SAFE II and NJ RISE.

BGSS Incentive Programs

A description of the factors contributing to the increases (decreases) in utility gross margin generated by NJNG’s BGSS incentive programs during fiscal 2020 is as follows:

(Thousands)	2020 v. 2019
Storage	$1,217
Off-system sales	795
Capacity release	(939)
Total increase	$1,073

The increase in utility gross margin was due primarily to an increase in storage incentive from market opportunities for low-cost storage injections and improved margins from off-system sales, partially offset by a decrease in capacity release volume.

Operation and Maintenance Expense

O&M expense decreased $8.4 million during fiscal 2020 compared with fiscal 2019, due primarily to decreased consulting expenses related to technology improvements projects, partially offset by increased compensation costs.

Depreciation Expense

Depreciation expense increased $13.9 million in fiscal 2020, compared with fiscal 2019, as a result of additional utility plant being placed into service, as well as an increase in the overall depreciation rate from 2.4 percent to 2.78 percent resulting from the settlement of the base rate case.

Interest Expense

Interest expense increased $4.8 million in fiscal 2020, compared with fiscal 2019, due primarily to the increased outstanding long-term debt.

Other Income

Other income increased $9 million during fiscal 2020, compared with fiscal 2019, due primarily to increased AFUDC earned on infrastructure projects.

Income Tax Provision

Income tax provision increased $17.6 million during fiscal 2020, compared with fiscal 2019, due primarily to increased operating income.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Net Income

Net income increased $48.8 million to $126.9 million in fiscal 2020, compared with fiscal 2019, due primarily to the increase in operating revenues related to increased base rates and increased other income related to AFUDC earned on infrastructure projects, partially offset by the increases in depreciation, income tax expense and interest expense, as previously discussed.

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

Through fiscal 2020, the primary contributors toward the value of qualifying clean energy projects are tax incentives and SRECs. Changes in the federal statutes related to the ITC or in the marketplace and/or relevant state legislation and regulatory policies affecting the market for solar renewable energy credits, could significantly affect future results.

Solar

Solar projects placed in service and related expenditures for the fiscal years ended September 30, are as follows:

($ in Thousands)	2020			2019			2018
Placed in service	Projects	MW	Costs	Projects	MW	Costs	Projects	MW	Costs
Grid-connected (1)	9	60.1	$121,516	3	29.0	$64,684	3	33.7	$70,216
Net-metered:
Commercial (1) (2)	—	—	43	4	22.8	71,730	—	—	74
Residential	481	5.9	17,474	815	8.3	26,796	910	8.5	27,342
Total placed in service	490	66.0	$139,033	822	60.1	$163,210	913	42.2	$97,632
(1)Includes projects subject to sale leaseback arrangements.
(2)Includes a 4.4 MW commercial solar project acquired in August 2019.

Since inception, Clean Energy Ventures has constructed a total of 357.4 MW of solar capacity and has an additional 8.1 MW under construction. Projects that were placed in service through December 31, 2019, qualify for a 30-percent federal ITC. The credit declines to 26 percent for property under construction during 2020, 22 percent for property under construction during 2021 and 10 percent for any property that is under construction after 2021. Projects placed in service after December 31, 2019, may also qualify for a 30 percent federal ITC if five percent or more of the total costs of a solar property are incurred before the end of the applicable year and there are continuous efforts to advance towards completion of the project, based on the IRS guidance around the ITC safe harbor determination. We have taken steps to preserve the ITC at the higher rate for certain solar projects that are completed after the scheduled reduction in rates, in accordance with IRS guidance.

Clean Energy Ventures may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. The Company will continue to operate the solar assets and are responsible for related expenses and entitled to retain the revenue generated from SRECs, TRECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer as applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first 5 years of in-service life, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. During fiscal 2020 and 2018, Clean

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Energy Ventures received proceeds of $42.9 million and $70.2 million, respectively, in connection with the sale leaseback of commercial solar assets. Clean Energy Ventures did not enter into any sale leaseback transactions for its commercial solar assets during fiscal 2019.

Excluding the project costs related to the commercial solar projects that were included in the sale leaseback transactions, the Company had $124 million, $163.2 million and $27.4 million of solar-related capital expenditures that were placed in service and ITC-eligible during fiscal 2020, 2019 and 2018, respectively, which were recognized in income tax (benefit) provision on the Consolidated Statements of Operations.

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

In December 2019, the BPU established the TREC as pursuant to the successor program to the SREC program. TRECs provide a fixed compensation base multiplied by an assigned project factor in order to determine their value. The project factor is determined by the type and location of the project, as defined. All TRECs generated are required to be purchased monthly by a TREC program administrator as appointed by the BPU.

SREC and TREC activity for the fiscal years ended September 30, is as follows:

	2020	2019	2018
Inventory balance as of October 1,	53,395	105,192	48,357
SRECs generated	389,716	311,803	245,147
TRECS generated	9,270	—	—
SRECs delivered	(408,100)	(363,600)	(188,312)
Inventory balance as of September 30,	44,281	53,395	105,192

The average SREC sales price was $199 in fiscal 2020, $207 in fiscal 2019 and $217 in fiscal 2018 and the average TREC price was $144 in fiscal 2020.

Clean Energy Ventures hedges a portion of its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of SREC inventory and projected SREC production related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2021	99%
2022	93%
2023	59%
2024	22%
(1)Energy years are compliance periods for New Jersey’s renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of SRECs and TRECs by our solar assets. All related costs are included as a component of O&M expenses on the Consolidated Statements of Operations, including such expenses as facility maintenance and various fees.

Onshore Wind

Clean Energy Ventures invested in small to mid-size onshore wind projects. In February 2019, Clean Energy Ventures finalized the sale of its remaining wind assets to a subsidiary of Skyline Renewables LLC for total proceeds of $208.6 million. The transaction generated a pre-tax gain of $645,000, which was recognized as a component of O&M expense on the Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Clean Energy Ventures’ financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2020	2019	2018
Operating revenues	$102,617	$98,099	$71,375
Operating expenses
Operation and maintenance	30,310	28,614	27,058
Depreciation and amortization	37,855	32,997	31,877
Total operating expenses	68,165	61,611	58,935
Operating income	34,452	36,488	12,440
Other income, net	6,420	6,910	1,797
Interest expense, net	20,253	14,846	18,320
Income tax benefit	(32,404)	(48,921)	(79,932)
Net income	$53,023	$77,473	$75,849

Operating Revenues

Operating revenues increased $4.5 million in fiscal 2020, compared with fiscal 2019, due primarily to increased SREC and electricity sales, partially offset by the sale of the remaining wind assets in February 2019.

Operation and Maintenance Expense

O&M expense increased $1.7 million in fiscal 2020, compared with fiscal 2019, due primarily to increased project maintenance expenses, partially offset by a decrease in shared corporate costs, as well as a pre-tax gain of $645,000, associated with the sale of the remaining wind assets in February 2019, that did not recur.

Depreciation Expense

Depreciation expense increased $4.9 million in fiscal 2020, compared with fiscal 2019, as a result of increases in solar capital additions placed in service, partially offset by the change in estimated useful lives of our commercial solar assets in the fourth quarter of fiscal 2020.

Income Tax Benefit

Income tax benefit decreased $16.5 million during fiscal 2020, compared with fiscal 2019, due primarily to decreased ITCs recognized.

Income tax benefit during fiscal 2020 and 2019 includes $41.9 million and $61.9 million, respectively, of ITCs associated with solar projects that were completed and placed into service during the corresponding fiscal year. Income tax benefit during fiscal 2019 includes $3.8 million of PTCs associated with our former wind projects. Clean Energy Ventures recognized $37.1 million and $56.8 million related to tax credits, net of deferred taxes, during fiscal 2020 and 2019, respectively.

Net Income

Net income in fiscal 2020 decreased $24.5 million, compared with fiscal 2019, due primarily to decreased ITCs recognized and increased depreciation expense, partially offset by increased revenue, as previously discussed.

Energy Services Segment

Overview

Energy Services markets and sells natural gas to wholesale and retail customers and manages natural gas transportation and storage assets throughout major market areas across North America. Energy Services maintains a strategic portfolio of natural gas transportation and storage contracts that it utilizes in conjunction with its market expertise to provide service and value to its customers. Availability of these transportation and storage contracts allows Energy Services to generate market opportunities by capturing price differentials over specific time horizons and between geographic market locations.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Energy Services also provides management of transportation and storage assets for natural gas producers and regulated utilities. These management transactions typically involve the release of producer/utility-owned storage and/or transportation capacity in combination with an obligation to purchase and/or deliver physical natural gas. In addition to the contractual purchase and/or sale of physical natural gas, Energy Services generates or pays fee-based margin in exchange for its active management and may provide the producer and/or utility with additional margin based on actual results.

In conjunction with the active management of these contracts, Energy Services generates financial margin by identifying market opportunities and simultaneously entering into natural gas purchase/sale, storage or transportation contracts and financial derivative contracts. In cases where storage is utilized to fulfill these contracts, these forecast sales and/or purchases are economically hedged through the use of financial derivative contracts. The financial derivative contracts consist primarily of exchange-traded futures, options and swap contracts, and are frequently used to lock in anticipated transactional cash flows and to help manage volatility in natural gas market prices. Generally, when its transportation and storage contracts are exposed to periods of increased market volatility, Energy Services is able to implement strategies that allow it to capture margin by improving the respective time or geographic spreads on a forward basis.

Energy Services accounts for its physical commodity contracts and its financial derivative instruments at fair value on the Consolidated Balance Sheets. Changes in the fair value of physical commodity contracts and financial derivative instruments are included in earnings as a component of operating revenue or natural gas purchases on the Consolidated Statements of Operations. Volatility in reported net income at Energy Services can occur over periods of time due to changes in the fair value of derivatives, as well as timing differences related to certain transactions. Unrealized gains and losses can fluctuate as a result of changes in the price of natural gas, SRECs and foreign currency from the original transaction price. Volatility in earnings can also occur as a result of timing differences between the settlement of financial derivatives and the sale of the underlying physical commodity. For example, when a financial instrument settles and the physical natural gas is injected into inventory, the realized gains and losses associated with the financial instrument are recognized in earnings. However, the gains and losses associated with the physical natural gas are not recognized in earnings until the natural gas inventory is withdrawn from storage and sold, at which time Energy Services realizes the entire margin on the transaction.

Operating Results

Energy Services’ financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2020	2019	2018
Operating revenues (1)	$1,030,419	$1,742,791	$2,112,804
Operating expenses
Natural gas purchases (including demand charges (2)(3))	1,024,579	1,719,519	1,995,335
Operation and maintenance (4)	17,368	20,943	35,616
Depreciation and amortization	123	118	76
Total operating expenses	1,042,070	1,740,580	2,031,027
Operating income (loss)	(11,651)	2,211	81,777
Other income	304	153	303
Interest expense, net	3,276	5,205	3,945
Income tax (benefit) provision	(3,615)	(1,573)	24,996
Net (loss) income	$(11,008)	$(1,268)	$53,139
(1)Includes related party transactions of approximately $1.1 million, $8.2 million and $48.3 million during fiscal 2020, 2019 and 2018, respectively, which are eliminated in consolidation.
(2)Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to 10 years.
(3)Includes related party transactions of approximately $183,000, $3.4 million and $4.5 million during fiscal 2020, 2019 and 2018, respectively, a portion of which are eliminated in consolidation.
(4)Includes energy and other taxes due to change in presentation in the Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
As of September 30, Energy Services’ portfolio of financial derivative instruments are composed of:

(in Bcf)	2020	2019	2018
Net short futures contracts	29.3	34.6	24.3
Net long options	—	1.0	—

Operating Revenues and Natural Gas Purchases

During fiscal 2020, operating revenues decreased $712.4 million and natural gas purchases decreased $694.9 million, due primarily to warmer weather compared to the prior period, which led to decreased demand and lower natural gas prices, increased natural gas in storage and ultimately decreased volatility in the wholesale natural gas markets.

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

Operation and Maintenance Expense

O&M expense decreased $3.6 million during fiscal 2020, compared with fiscal 2019, due primarily to decreased compensation costs.

Income Tax Benefit

Income taxes increased $2 million during fiscal 2020, compared with fiscal 2019, due primarily to decreased operating income.

Net Loss

Net loss increased $9.7 million during fiscal 2020, compared with fiscal 2019, due primarily to lower operating income, partially offset by the related increase in income tax benefit, as previously discussed.

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

When Energy Services reconciles the most directly comparable GAAP measure to both financial margin and NFE, the current period unrealized gains and losses on derivatives are excluded as a reconciling item. Financial margin and NFE also exclude the effects of economic hedging of the value of our natural gas in storage and, therefore, only include realized gains and losses related to natural gas withdrawn from storage, effectively matching the full earnings effects of the derivatives with realized margins on the related physical natural gas flows.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Financial Margin

The following table is a computation of Energy Services’ financial margin for the fiscal years ended September 30.

(Thousands)	2020	2019	2018
Operating revenues	$1,030,419	$1,742,791	$2,112,804
Less: Natural gas purchases	1,024,579	1,719,519	1,995,335
Add:
Unrealized (gain) loss on derivative instruments and related transactions (1)	(8,583)	1,195	26,728
Effects of economic hedging related to natural gas inventory (2)	12,690	4,309	(22,570)
Financial margin	$9,947	$28,776	$121,627
(1)Includes unrealized (gains) losses related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $(809,000), $995,000 and $85,000 for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.
(2)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

A reconciliation of operating income, the closest GAAP financial measure to Energy Services’ financial margin, is as follows for the fiscal years ended September 30:

(Thousands)	2020	2019	2018
Operating (loss) income	$(11,651)	$2,211	$81,777
Add:
Operation and maintenance	17,368	20,943	35,616
Depreciation and amortization	123	118	76
Subtotal	5,840	23,272	117,469
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(8,583)	1,195	26,728
Effects of economic hedging related to natural gas inventory	12,690	4,309	(22,570)
Financial margin	$9,947	$28,776	$121,627

Financial margin decreased $18.8 million during fiscal 2020, compared with fiscal 2019, due primarily to warmer weather compared to the prior period, which led to decreased demand and lower natural gas prices, increased natural gas in storage and ultimately decreased volatility in the wholesale natural gas markets.

Net Financial Earnings

A reconciliation of Energy Services’ net income (loss), the most directly comparable GAAP financial measure to NFE, is as follows for the fiscal years ended September 30:

(Thousands)	2020	2019	2018
Net (loss) income	$(11,008)	$(1,268)	$53,139
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(8,583)	1,195	26,728
Tax effect (1)	2,044	(294)	(4,281)
Effects of economic hedging related to natural gas inventory	12,690	4,309	(22,570)
Tax effect	(3,016)	(1,024)	7,362
Net financial earnings	$(7,873)	$2,918	$60,378
(1)Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $252,000, $(310,000) and $(337,000) for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

NFE decreased $10.8 million during fiscal 2020, compared with fiscal 2019, due primarily to lower financial margin, as previously discussed.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Storage and Transportation Segment, formerly Midstream

Overview

Our Storage and Transportation segment invests in natural gas assets, such as natural gas storage and transportation facilities. We believe that acquiring, owning and developing these storage and transportation assets, which operate under a tariff structure that has either regulated or market-based rates, can provide us a growth opportunity. Our Storage and Transportation segment is subject to various risks, including the construction, development and operation of our storage and transportation assets, obtaining necessary governmental, environmental and regulatory approvals, our ability to obtain necessary property rights and our ability to obtain financing at reasonable costs for the constructions and maintenance of our assets. In addition, our storage and transportation assets may be subject to risk associated with the COVID-19 pandemic, such as disruption to supply chain and availability of critical equipment and supplies, disruptions to the availability of our specialized workforce and contractors and changes to demand for natural gas, transportation and other downstream activities.

Our Storage and Transportation segment is comprised of a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates and a 20 percent ownership interest in PennEast, a natural gas pipeline. NJR Midstream Company acquired 100 percent of Leaf River for $367.5 million, on October 11, 2019. Leaf River owns and operates a 32.2 million Dth salt dome natural gas storage facility that operates under market-based rates. In addition, on January 13, 2020, Adelphia Gateway, acquired all of Talen’s membership interests in IEC, an existing 84-mile pipeline in southeastern Pennsylvania, including related assets and rights of way, for a base purchase price of $166 million. Adelphia Gateway operates under cost of service rates but can enter into negotiated rates with counterparties. The northern portion of the pipeline was operational upon acquisition and it currently serves two natural gas generation facilities. The conversion of the southern portion of the pipeline to natural gas began in October 2020 upon receipt of the Notice to Proceed from FERC.

Through our subsidiary NJR Pipeline Company, we are a 20 percent investor in PennEast, a partnership whose purpose is to construct and operate a 120-mile natural gas pipeline that will extend from northeast Pennsylvania to western New Jersey. PennEast received a Certificate of Public Convenience and Necessity for the project from FERC on January 19, 2018.

On September 10, 2019, the Third Circuit issued an order overturning the U.S. District Court for the District of New Jersey’s order granting PennEast condemnation and immediate access in accordance with the Natural Gas Act to certain properties in which the State of New Jersey holds an interest. A Petition for Rehearing was denied by the Third Circuit on November 5, 2019.

On October 8, 2019, the NJDEP issued a letter indicating that it deemed PennEast’s freshwater wetlands permit application to be administratively incomplete and closed the matter without prejudice. On October 11, 2019, PennEast submitted a letter to the NJDEP objecting to its position that the application is administratively incomplete. PennEast’s objections were rejected by the NJDEP on November 18, 2019.

On October 4, 2019, PennEast filed a petition for Declaratory Order with FERC requesting an interpretation of the eminent domain authority of a FERC certificate holder under the Natural Gas Act. The Declaratory Order was granted on January 30, 2020.

On January 30, 2020, PennEast filed an amendment with FERC to construct the PennEast pipeline in two phases. Phase one consists of construction of a 68-mile pipeline in Pennsylvania from the eastern Marcellus Shale region in Luzerne County that would terminate in Northampton County. Phase two includes construction of the remaining original certificated route in Pennsylvania and New Jersey. Construction could begin following approval by FERC of the phased approach and receipt of any remaining governmental and regulatory permits.

On February 18, 2020, PennEast filed a writ of certiorari with the Supreme Court of the U.S. to review the September 10, 2019 Third Circuit decision. On June 29, 2020, the Supreme Court requested that the Solicitor General of the U.S. file a brief that expresses the views on the question of the use of eminent domain to acquire state owned lands for pipeline construction.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Due to the anticipated expiration of a customer contract for Steckman Ridge, the Company evaluated its investment in Steckman Ridge for other-than-temporary impairment and determined an impairment charge was not necessary.

The fair value of the Company’s investment in Steckman Ridge was determined using a discounted cash flow method and utilized management’s best estimates and assumptions related to expected future results, including the price and capacity of firm natural gas storage contracting, operations and maintenance costs, the nature and timing of major maintenance and capital investment, and discount rates. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and other factors. As a result, it is reasonably possible that unfavorable developments, such as the failure to execute storage contracts and other services for available capacity at anticipated price levels could result in an other-than temporary impairment charge in the Consolidated Financial Statements.

As of September 30, 2020, our investments in Steckman Ridge and PennEast were $112.4 million and $96 million, respectively.

Operating Results

The financial results of our Storage and Transportation segment for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2020	2019	2018
Operating revenues (1)	$44,728	$—	$—
Operating expenses
Natural gas purchases	1,122	—	—
Operation and maintenance	21,862	4,043	4,448
Depreciation and amortization	9,293	6	6
Total operating expenses	32,277	4,049	4,454
Operating income	12,451	(4,049)	(4,454)
Other income, net	7,328	7,345	5,775
Interest expense, net	13,124	2,185	1,667
Income tax provision	4,247	2,254	(8,548)
Equity in earnings of affiliates	15,903	15,832	16,165
Net income	$18,311	$14,689	$24,367
(1)Includes related party transactions of approximately $2.7 million, which are eliminated in consolidation.

Operating revenue in fiscal 2020 increased $44.7 million, due to operating revenues at Leaf River and Adelphia Gateway that were not present during fiscal 2019.

Equity in earnings of affiliates remained flat during fiscal 2020, compared with fiscal 2019, due primarily to decreases in storage revenue at Steckman Ridge, offset by an increase in AFUDC earned at PennEast.

O&M and depreciation expenses increased $17.8 million and $9.3 million, respectively during fiscal 2020, compared with fiscal 2019, due primarily to operations of Leaf River and Adelphia Gateway during fiscal 2020.

Interest expense, net increased $10.9 million during fiscal 2020, compared with fiscal 2019, due primarily to increased debt service requirements related to the acquisition of Leaf River and Adelphia Gateway.

Income tax provision increased $2 million during fiscal 2020, compared with fiscal 2019, due primarily to the increased operating income generated at Leaf River and Adelphia Gateway.

Net income in fiscal 2020 increased $3.6 million, compared with fiscal 2019, due primarily to an increased revenue, partially offset by increased O&M and interest expense, as previously discussed.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Home Services and Other Operations

Overview

The financial results of Home Services and Other consist primarily of the operating results of NJRHS. NJRHS provides service, sales and installation of appliances to approximately 107,000 service contract customers. Home Services and Other also includes organizational expenses incurred at NJR and rental income at CR&R.

Operating Results

The condensed consolidated financial results of Home Services and Other for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2020	2019	2018
Operating revenues	$51,017	$50,902	$50,057
Operation and maintenance (1)	$41,529	$44,846	$46,561
Income tax (benefit) provision	$(2,478)	$1,428	$11,944
Net income (loss)	$5,784	$1,637	$(3,555)
(1)Includes energy and other taxes due to change in presentation in the Consolidated Statements of Operations.

O&M expense decreased $3.3 million during fiscal 2020, compared with fiscal 2019, due primarily to lower consulting expenses related to technology improvement projects that were higher in the prior year, partially offset by increased compensation and shared corporate costs in the current period.

Income tax expenses decreased $3.9 million during fiscal 2020, compared with fiscal 2019, due primarily to tax credits and impacts of New Jersey corporate business tax reform.

Net income increased $4.1 million during fiscal 2020, compared with fiscal 2019, due primarily to changes in income taxes noted above.

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

(Thousands)	2020	2019	2018
Net income (loss)	$5,784	$1,637	$(3,555)
Add:
Unrealized loss (gain) on derivative instruments and related transactions	—	381	(381)
Tax effect	—	(107)	107
Net financial earnings (loss)	$5,784	$1,911	$(3,829)

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each reporting segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

Our consolidated capital structure as of September 30, was as follows:

	2020	2019
Common stock equity	43%	50%
Long-term debt	53	49
Short-term debt	4	1
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
to raise capital. NJR raised approximately $18.1 million and $16.7 million of equity through the DRP by issuing approximately 520,000 and 351,000 shares of treasury stock, fiscal 2020 and 2019, respectively. During the fiscal 2019, NJR raised approximately $57.4 million of equity by issuing approximately 1,181,000 shares of common stock through the waiver discount feature of the DRP. There were no shares of common stock issued through the waiver discount feature of the DRP during fiscal 2020.

On December 4, 2019, we completed an equity offering of 6,545,454 common shares, consisting of 5,333,334 common shares issued directly by NJR and 1,212,120 common shares issuable pursuant to forward sales agreements with investment banks. The issuance of 5,333,334 common shares resulted in proceeds of approximately $212.9 million, net of issuance costs, and was reflected in shareholders' equity and as a financing activity on the statement of cash flows.

Under the forward sale agreements, a total of 1,212,120 common shares were borrowed from third parties and sold to the underwriters. Each forward sale agreement allows us, at our election and prior to September 30, 2020, to physically settle the forward sale agreements by issuing common shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement, which was initially $40.0125 per share, or, alternatively, to settle the forward sale agreements in whole or in part through the delivery or receipt of shares or cash. The forward sale price is subject to adjustment daily based on a floating interest rate factor and will decrease with respect to certain fixed amounts specified in the agreements, such as dividends.

On September 18, 2020, the Company amended our forward sale agreements to extend the maturity date of such forward sales agreements from September 30, 2020 to September 10, 2021. As of September 30, 2020, if we had elected to net settle the forward sale agreements, we would have received $14 million under a cash settlement or 543,150 common shares under a net share settlement.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which has been expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of September 30, 2020, we have repurchased a total of approximately 17.1 million shares and may repurchase an additional 2.4 million shares under the approved program. There were no shares of common stock shares repurchased during fiscal 2020 and 2019.
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

We believe that our existing borrowing availability, equity proceeds and cash flows from operations will be sufficient to satisfy our working capital, capital expenditures and dividend requirements for the next 12 months. NJR, NJNG, Clean Energy Ventures, Transportation and Storage and Energy Services currently anticipate that each of their financing requirements for the next 12 months will be met primarily through the issuance of short and long-term debt, meter and solar sale leasebacks.

We believe that as of September 30, 2020, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

As a result of the COVID-19 pandemic there have been disruptions, uncertainty and volatility in the credit and capital markets. The Company has been able to obtain sufficient financing to meet its funding requirements for operations and capital expenditures.

Short-Term Debt

We use our short-term borrowings primarily to finance Energy Services’ short-term liquidity needs, transportation and storage investments and PennEast contributions, share repurchases and, on an initial basis, Clean Energy Ventures’ investments. Energy Services’ use of high volume storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

As of September 30, 2020, NJR had revolving credit facilities totaling $675 million, with $539.4 million available under the facilities. On July 23, 2020, the remaining borrowings for the $350 million Bridge Facility were repaid.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of September 30, 2020, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $249.3 million.

Short-term borrowings were as follows:

	Three Months Ended	Twelve Months Ended
($ in thousands)	September 30, 2020
NJR
Notes Payable to banks:
Balance at end of period	$125,350	$125,350
Weighted average interest rate at end of period	1.49%	1.49%
Average balance for the period	$178,400	$404,823
Weighted average interest rate for average balance	1.07%	1.93%
Month end maximum for the period	$336,300	$416,300
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Average balance for the period	$—	$13,940
Weighted average interest rate for average balance	—%	1.61%
Month end maximum for the period	$—	$62,300

Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG’s short-term borrowings tend to peak in the November through January time frame.

NJR

Based on its average borrowings during fiscal 2020, NJR’s average interest rate was 1.93 percent, resulting in interest expense of approximately $7.8 million.

As of September 30, 2020, NJR had seven letters of credit outstanding totaling $10.3 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

On October 9, 2019, NJR entered into a $350 million Bridge Facility, which was used primarily to finance the Leaf River acquisition. The Bridge Facility accrued interest at the LIBOR rate for a 1-month interest period plus 0.875 percent during the first 180 days, and 1.075 percent after 180 days, which was dependent on the credit rating of NJNG from Fitch and Moody’s. The occurrence of an event of default under the Bridge Facility would have resulted in all loans and other obligations of NJR becoming immediately due and payable and the Bridge Facility being terminated. Loans under the Bridge Facility were required to be prepaid to the extent of new cash proceeds received upon the issuance of equity of NJR, the incurrence of indebtedness by NJR or its subsidiaries, the disposition of assets by NJR or its subsidiaries or upon other specified events, in each case subject to certain exceptions set forth in the Bridge Facility. The net proceeds from the December 2019 equity issuance were used to pay down the Bridge Facility. On April 23, 2020, the Bridge Facility was amended to clarify that the April 24, 2020 $250 million revolving credit facility was not considered a debt issuance that requires prepayment of the Bridge Facility. On July 23, 2020, the outstanding borrowings were repaid in full.

On April 24, 2020, NJR entered into a 364-day, $250 million revolving credit facility with an interest rate based on LIBOR plus 1.625 percent. After six months, all outstanding amounts under the credit facility would convert to a term loan and would be due on April 23, 2021. In connection with this credit facility, all outstanding borrowings under NJR’s December 13,

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
2019, $150 million revolving line of credit facility were repaid. On October 24, 2020, there was no balance outstanding on the $250 million credit facility. As a result, the credit facility was considered terminated.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

As noted above, based on its average borrowings during fiscal 2020, NJNG’s average interest rate was 1.61 percent, resulting in interest expense of approximately $265,000.

As of September 30, 2020, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

Long-Term Debt

NJR

As of September 30, 2020, NJNG's long-term debt consisted of $1.1 billion in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2060, and $63.7 million in finance leases with various maturities ranging from 2021 to 2026.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
As of September 30, 2020, NJR had the following outstanding:
•$50 million of 3.25 percent senior notes due September 17, 2022;
•$50 million of 3.20 percent senior notes due August 18, 2023;
•$100 million of 3.48 percent senior notes due November 7, 2024;
•$100 million of 3.54 percent senior notes due August 18, 2026;
•$100 million of 3.96 percent senior notes due June 8, 2028;
•$150 million of 3.29 percent senior notes due July 17, 2029;
•$130 million of 3.50 percent senior notes due July 23, 2030;
•$120 million of 3.13 percent senior notes due September 1, 2031;
•$130 million of 3.60 percent senior notes due July 23, 2032; and
•$80 million of 3.25 percent senior notes due September 1, 2033.

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

On September 1, 2020, NJR entered into and issued a Note Purchase Agreement for $200 million of its senior notes, of which $120 million are at a fixed interest rate of 3.13 percent, maturing in 2031, and $80 million are at a fixed interest rate of 3.25 percent, maturing in 2033. The senior notes are unsecured and guaranteed by certain unregulated subsidiaries of NJR.

NJNG

As of September 30, 2020, NJNG’s long-term debt consisted of $1.1 billion in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2060, and $63.7 million in finance leases with various maturities ranging from 2021 to 2026.

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

On September 1, 2020, NJNG entered into and issued a Note Purchase Agreement for $75 million of its senior notes, of which $25 million were at an interest rate of 2.87 percent, maturing in 2050, and $50 million were at an interest rate of 2.97 percent, maturing in 2060. The senior notes are secured by an equal principal amount of NJNG’s FMBs issued under NJNG’s Mortgage Indenture.

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

Sale Leaseback

NJNG

NJNG received $4 million, $9.9 million and $7.8 million in fiscal 2020, 2019 and 2018, respectively, in connection with the sale leaseback of its natural gas meters. During fiscal 2020, 2019 and 2018, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1.2 million, $1.1 million and $2.2 million, respectively. NJNG continues to evaluate this sale leaseback program based on current market conditions. As noted, natural gas meters are excepted from the lien on NJNG property under the Mortgage Indenture.

Clean Energy Ventures

During fiscal 2020, Clean Energy Ventures received proceeds of $42.9 million in connection with the sale leaseback of three commercial solar projects. Clean Energy Ventures did not receive proceeds related to the sale leaseback of commercial solar assets during fiscal 2019. Clean Energy Ventures entered into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over five to 15-year terms. These sale leasebacks are financing obligations secured by the solar assets, related future cash flows from SREC and energy sales and a continuing guaranty by NJR. ITCs and other tax benefits associated with these solar projects were transferred to the buyer. Clean Energy Ventures will continue to operate the solar projects and retain ownership of SRECs generated and has the option to renew the lease or repurchase the assets at the end of the lease term per the terms of the arrangement.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Contractual Obligations

The following table is a summary of contractual cash obligations and financial commitments and their applicable payment due dates as of September 30, 2020:

		Up to	1-3	3-5	After
(Thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$3,358,967	$73,138	$244,411	$352,193	$2,689,225
Finance lease obligations (1)	76,617	54,992	10,626	8,675	2,324
Solar asset financing obligations (1)	108,013	12,928	25,929	21,888	47,268
Operating leases (1)	5,453	1,589	2,727	1,064	73
Short-term debt	125,350	125,350	—	—	—
New Jersey Clean Energy Program (1)	15,569	15,569	—	—	—
Construction obligations	19,341	19,341	—	—	—
Remediation expenditures (2)	150,590	35,609	36,928	18,240	59,813
Natural gas supply purchase obligations-NJNG	4,377	4,377	—	—	—
Demand fee commitments-NJNG	1,156,597	124,660	291,617	184,325	555,995
Natural gas supply purchase obligations-Energy Services	152,870	151,270	1,600	—	—
Demand fee commitments-Energy Services	286,668	98,319	104,847	46,033	37,469
Total contractual cash obligations	$5,460,412	$717,142	$718,685	$632,418	$3,392,167
(1)These obligations include an interest component, as defined under the related governing agreements or in accordance with the applicable tax statute.
(2)Expenditures are estimated. See Note 15. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements.

NJR does not expect to be required to make additional contributions to fund the pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, we may elect to make discretionary contributions to the plans in excess of the minimum required amount. We made no discretionary contributions to the pension plans in fiscal 2020 and 2019. There are no federal requirements to pre-fund OPEB benefits. However, we are required to fund certain amounts due to regulatory agreements with the BPU. We anticipate that the annual funding level of the OPEB plans will range from $5 million to $10 million annually over each of the next five years. Additional contributions may vary based on market conditions and various assumptions.

As of September 30, 2020, there were NJR guarantees covering approximately $258 million of natural gas purchases and Energy Services demand fee commitments not yet reflected in accounts payable on the Consolidated Balance Sheets.

During fiscal 2020, committed and spent capital expenditures totaled $333.9 million. During fiscal 2021 and 2022, NJNG’s total capital expenditures are projected to be $443.4 million and $370.3 million, respectively. NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of September 30, 2020, NJNG’s future MGP expenditures are estimated to be $150.6 million. For a more detailed description of MGP see Note 15. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events and the ability to access capital.

Clean Energy Ventures’ expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. We estimate the value of solar-related projects placed in service during fiscal 2021 to be between $155 million and $175 million.

Capital expenditures related to clean energy projects are subject to change due to a variety of factors that may affect our ability to commence operations at these projects on a timely basis or at all, including sourcing projects that meet our investment criteria, logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, any delays related to electric grid interconnection, economic trends or unforeseen events and the ability to access capital or allocation of capital to other investments or business opportunities.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
During fiscal 2020, capital expenditures related to our storage and transportation investment in the Adelphia Gateway project were $180.1 million, which includes the purchase price of $166 million that was paid upon the close of the acquisition of the related assets in January 2020. We estimate expenditures related to the Adelphia Gateway project to be between $136 million and $156 million in fiscal 2021. Our Storage and Transportation segment had a total of $2.1 million of expenditures related to our investment in the PennEast pipeline project. Expenditures on the PennEast pipeline are expected to total between $7 million and $8 million during fiscal 2021.

Energy Services does not currently anticipate any significant capital expenditures in fiscal 2021 and 2022.

Off-Balance-Sheet Arrangements

Our off-balance-sheet arrangements consist of guarantees covering approximately $258 million of natural gas purchases, SREC sales and demand fee commitments, and nine outstanding letters of credit totaling $11 million, as previously mentioned. See Note 15. Commitments and Contingent Liabilities and Note 9. Debt for more information.

Cash Flows

Operating Activities

Cash flows from operating activities during fiscal 2020 totaled $213.5 million compared with $194.1 million during fiscal 2019. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

•seasonality of our business;

•fluctuations in wholesale natural gas prices and other energy prices, including changes in derivative asset and liability values;

•timing of storage injections and withdrawals;

•the deferral and recovery of natural gas costs;

•changes in contractual assets used to optimize margins related to natural gas transactions;

•broker margin requirements;

•impact of unusual weather patterns on our wholesale business;

•timing of the collections of receivables and payments of current liabilities;

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The increase of $19.3 million in operating cash flows during fiscal 2020, compared with fiscal 2019, was due primarily to increased margin at our Natural Gas Distribution segment related to increased base rates.

Investing Activities

Cash flows used in investing activities totaled $994 million during fiscal 2020, compared with $287.4 million during fiscal 2019. The increase of $706.6 million was due primarily to the acquisition of Leaf River and Adelphia Gateway and proceeds from the sale of our wind assets in February 2019, that did not recur in fiscal 2020.

Financing Activities

Financing cash flows generally are seasonal in nature and are impacted by the volatility in pricing in the natural gas and other energy markets. NJNG’s inventory levels are built up during its natural gas injection season (April through October) and reduced during withdrawal season (November through March) in response to the supply requirements of its customers. Changes in financing cash flows can also be impacted by natural gas management and marketing activities at Energy Services and clean energy investments at Clean Energy Ventures.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Cash flows from financing activities during fiscal 2020 totaled $895.9 million, compared with $95.6 million during fiscal 2019. The increase of $800.3 million was due primarily to the issuance of $460 million and $200 million of long-term debt at NJR and NJNG, respectively, and increased short-term debt activity at NJR primarily related to the acquisition of Leaf River and Adelphia Gateway, as well as proceeds of $42.9 million from solar sale leasebacks at Clean Energy Ventures and proceeds from equity offering of $212.9 million.

NJNG received $4 million, $9.9 million and $7.8 million for fiscal 2020, 2019 and 2018, respectively, in connection with the sale leaseback of its natural gas meters. During fiscal 2020, 2019 and 2018, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1.2 million, $1.1 million and $2.2 million, respectively. NJNG continues to evaluate the natural gas meter sale leaseback program based on current market conditions.

Credit Ratings

The table below summarizes NJNG’s current credit ratings issued by two rating entities, Moody’s and Fitch, as of September 30, 2020:

	Moody’s	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-2	F-2
Senior Secured	A1	A+
Ratings Outlook	Stable	Stable

The Fitch ratings and outlook were reaffirmed on March 18, 2020. NJNG's Moody’s and Fitch ratings are investment-grade ratings. NJR is not a rated entity.

On March 18, 2020, Moody’s revised NJNG's secured rating from Aa3 to A1 and its commercial paper rating from P-1 to P-2 resulting from higher debt levels to fund the Company’s elevated capital program. The outlook was increased to stable from negative. This action does not currently affect any of NJNG’s long-term borrowing rates or credit facility pricing.

Although NJNG is not party to any lending agreements that would accelerate the maturity date of any obligation caused by a failure to maintain any specific credit rating, if such ratings are downgraded below investment grade, borrowing costs could increase, as would the costs of maintaining certain contractual relationships, and future financing and our access to capital markets would be reduced. Even if ratings are downgraded without falling below investment grade, NJR and NJNG could face increased borrowing costs under their credit facilities. A rating set forth above is not a recommendation to buy, sell or hold NJR’s or NJNG’s securities and may be subject to revision or withdrawal at any time. Each rating set forth above should be evaluated independently of any other rating.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2019	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2020
Natural Gas Distribution	$(188)	$(7,765)	$(7,742)	$(211)
Energy Services	(11,640)	(1) 59,129	43,092	4,397
Total	$(11,828)	$51,364	$35,350	$4,186
(1) Includes the addition of $459,000 related to the fair value of the derivative instrument acquired through the disposition of NJRRS.

There were no changes in methods of valuations during the year ended September 30, 2020.

The following is a summary of fair market value of financial derivatives as of September 30, 2020, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2021	2022	2023 - 2025	After 2025	Total Fair Value
Price based on NYMEX/CME	$445	$40	$15	$—	$500
Price based on ICE	3,048	870	(232)		3,686
Total	$3,493	$910	$(217)	$—	$4,186

The following is a summary of financial derivatives by type at September 30, 2020:

		Volume Bcf	Price per MMBtu (1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	23.7	$0.83 - $4.27	$(211)
Energy Services	Futures	(27.5)	$0.43 - $5.89	3,939
	Swaps	(1.8)	$2.72 - $3.20	458
Total				$4,186
(1)    Million British thermal units

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2019	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2020
Natural Gas Distribution - Prices based on other external data	$(178)	253	73	$2
Energy Services - Prices based on other external data	(31,624)	(8,407)	(15,308)	(24,723)
Total	$(31,802)	(8,154)	(15,235)	$(24,721)

Foreign Currency Market Risks

The following table reflects the changes in the fair market value of financial derivatives related to foreign currency hedges:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2019	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2020
Energy Services	$(285)	(23)	(285)	$(23)

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
There were no changes in methods of valuations during the fiscal year ended September 30, 2020.

The following is a summary of fair market value of financial derivatives related to foreign currency hedges as of September 30, 2020, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2021	2022	2023 - 2025	After 2025	Total Fair Value
Prices based on other external data	$(68)	45		—	$(23)

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $8.9 million. This analysis does not include potential changes to reported credit adjustments embedded in the $(12.6) million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(4,439)	$(8,877)	$(13,316)	$(17,754)
Ending derivative fair value	$(12,576)	$(17,015)	$(21,453)	$(25,892)	$(30,330)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$4,439	$8,877	$13,316	$17,754
Ending derivative fair value	$(12,576)	$(8,137)	$(3,699)	$740	$5,178

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

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of September 30, 2020. Gross credit exposure is defined as the unrealized fair value of derivative and energy trading contracts, plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
Energy Services’ and Clean Energy Ventures’ counterparty credit exposure as of September 30, 2020, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$129,910	$114,922
Noninvestment grade	8,363	919
Internally-rated investment grade	24,608	18,923
Internally-rated noninvestment grade	11,373	4,465
Total	$174,254	$139,229
NJNG’s counterparty credit exposure as of September 30, 2020, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$2,195	$2,060
Noninvestment grade	164	—
Internally-rated investment grade	39	8
Internally-rated noninvestment grade	1,098	—
Total	$3,496	$2,068

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
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of New Jersey Resources Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s Management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of September 30, 2020, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the Unites States of America.

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

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020, which appears herein.

November 30, 2020

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of New Jersey Resources Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, common stock equity, and cash flows, for each of the three years in the period ended September 30, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 30, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Regulation — Impact of Rate-Regulation on Various Account Balances and Disclosures — Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

New Jersey Natural Gas Company (“NJNG”), a subsidiary of the Company, is a regulated gas distribution company that serves customers in central and northern New Jersey. NJNG is subject to regulation by the New Jersey Board of Public Utilities (the “BPU”), which has jurisdiction with respect to the rates of gas distribution companies in New Jersey. Management has determined NJNG meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements in accordance with the ASC 980, Regulated Operations.

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

Accounting for the economics of rate-regulation impacts multiple financial statement line items and disclosures, such as regulated property, plant, and equipment, regulatory assets and liabilities, operating revenues and depreciation expense. While NJNG has indicated it expects to recover costs from customers through regulated rates, there is a risk that the BPU will not approve full recovery of such costs or full recovery of all amounts invested in the utility business and a reasonable return on that investment. We identified the impact of rate-regulation as a critical audit matter due to the significant judgments made by management to support its assertions about the impact of regulatory orders on the financial statements, including assessing the probability of both recovery in rates of incurred costs and refunds to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the BPU, auditing these judgments requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty around the impact of regulatory orders on the financial statements, including the probability of recovery in rates of incurred costs and a refund to customers included the following, among others:

•We tested the effectiveness of controls over the relevant regulatory account balances and disclosures, including management’s controls over the monitoring and evaluation of regulatory developments that may affect the probability of recovering costs in future rates or of a future reduction in rates.

•We read relevant regulatory orders issued by the BPU for NJNG and other public utilities in New Jersey, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the probability of recovery in future rates or of a future reduction in rates based on precedence of the BPU’s treatment of similar costs under similar circumstances. We also read the November 13, 2019 BPU order adopting the stipulation of settlement for NJNG’s March 2019 base rate case as well as the publicly available filings made by NJNG and its related attachments. We evaluated the external information and compared that to management’s assertions regarding the probability of recovery or refund of regulatory asset and liability balances for completeness.

•We obtained an analysis from management regarding the probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities in order to assess management’s assertion that amounts are probable of recovery or refund or a future reduction in rates.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

Investments in Equity Investees — Steckman Ridge — Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company, through its subsidiary Steckman Ridge Storage Company, holds a 50 percent equity method investment in Steckman Ridge, a natural gas storage facility located in Bedford County, Pennsylvania. In the fourth quarter of fiscal 2020, a major customer contract expired and was not renewed.

The Company evaluated its investment for an other-than-temporary impairment by comparing the estimated fair value of the investment to the carrying value and determined that an impairment charge was not necessary. The Company estimated the fair value of the investment using a discounted cash flow method. Management made estimates and assumptions related to the price and capacity of future firm natural gas storage contracting, operations and maintenance costs, the nature and timing of major maintenance and capital investment, and the discount rates.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
We identified the evaluation of other-than-temporary impairment for the Steckman Ridge investment as a critical audit matter because of the significant estimates and assumptions management made to estimate the fair value of its investment. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our internal specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the price and capacity of future firm natural gas storage contracting and the discount rate used in the discounted future cash flow method.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the price and capacity of future firm natural gas storage contracting and the discount rate used by management to estimate the fair value of the Steckman Ridge investment to evaluate impairment included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the Steckman Ridge investment for impairment including those related to the price and capacity of future firm natural gas storage contracting and the discount rates.

•We evaluated the reasonableness of the price and capacity of future firm natural gas storage contracting by:

–Making inquiries with operations and executive management teams regarding the viability of recontracting and optimizing the capacity associated with the expired contract.
–Comparing management’s volume assumptions to comparable contractual agreements where applicable, and to information regarding demand in the region.
–Comparing management’s rate assumptions to comparable contractual agreements where applicable and evaluating management’s future price assumptions against relevant market price information.
–Reading internal communications to management and the Board of Directors and other Steckman Ridge member communications to search for contradictory information.

•We evaluated the selection of the discount rate with the assistance of our fair value specialists, by:

–Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
–Developing a range of independent estimates and comparing those to the discount rate selected by management.

Investments in Equity Investees — PennEast — Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company, through its subsidiary NJR Midstream Company, is a 20 percent investor in PennEast Pipeline Company, LLC (“PennEast”), a partnership whose purpose is to construct and operate a 120-mile natural gas pipeline that will extend from northeast Pennsylvania to western New Jersey. In the fourth quarter of fiscal 2019, PennEast received certain adverse court rulings, which remain in effect as of the fiscal 2020 balance sheet date.
The Company evaluated its investment for other-than-temporary impairment by comparing the estimated fair value of the investment to the carrying value and determined that an impairment charge was not necessary. The Company estimated the fair value of its investment using probability-weighted scenarios of discounted future cash flows. Management made significant estimates and assumptions related to development options and legal outcomes, construction costs, timing of capital investments and in-service dates, revenues (including forecasted volumes and rates), and discount rates. The discounted cash flow scenarios contemplate the impact of key assumptions of potential future court decisions and potential future management decisions and requires management to make significant estimates regarding the likelihood of various scenarios and assumptions. Higher probabilities were assumed related to those scenarios where the project is completed.

We identified the evaluation of other-than-temporary impairment for the PennEast investment as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of its investment. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the probabilities associated with the development options and legal outcomes, the forecasted amount and timing of

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
future revenues, and the selection of the discount rate used in the probability-weighted scenarios of discounted future cash flows.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the probabilities associated with the development options and legal outcomes, the forecasted amount and timing of future revenues, and the selection of the discount rate used by management in the probability-weighted scenarios of discounted future cash flows used in the evaluation of impairment for the PennEast investment included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the PennEast investment for impairment including those related to the probabilities associated with the development options and legal outcomes, the forecasting of future revenues, and the selection of the discount rate.

•We evaluated the reasonableness of the probabilities related to the development options and legal outcomes by making inquiries with legal counsel regarding the likely outcomes of future court rulings, and with engineering, operations, and the executive management team regarding the viability of development options. We compared the results of these legal and management inquiries to internal communications to management, the Board of Directors, and PennEast member partners to search for contradictory information. We also read external information included in press releases, earnings releases, regulatory filings, and other PennEast member communications to search for contradictory information.

•We evaluated the reasonableness of the forecasted amount and timing of future revenues (including forecasted volumes and rates) by:

–Comparing management’s volume assumptions to contractual agreements where applicable, and to information regarding demand and capacity volumes in the region for the remaining volumes.
–Comparing management’s rate assumptions to contractual agreements where applicable and evaluating management’s future price assumptions against relevant market price curves.
–Reading internal communications to management and the Board of Directors and external information included in press releases, earnings releases and other PennEast member communications to search for contradictory information.
–
•We evaluated the selection of the discount rate with the assistance of our fair value specialists, by:

–Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
–Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

November 30, 2020

We have served as the Company's auditor since 1951.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of New Jersey Resources Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2020, of the Company and our report dated November 30, 2020, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

November 30, 2020

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share data)
Fiscal years ended September 30,	2020	2019	2018
OPERATING REVENUES
Utility	$729,923	$710,793	$731,865
Nonutility	1,223,745	1,881,252	2,183,244
Total operating revenues	1,953,668	2,592,045	2,915,109
OPERATING EXPENSES
Natural gas purchases:
Utility	275,831	320,256	276,005
Nonutility	1,022,805	1,716,098	1,990,832
Related parties	6,083	7,948	8,505
Operation and maintenance	278,143	268,141	315,215
Regulatory rider expenses	34,529	33,937	38,969
Depreciation and amortization	119,894	91,730	85,701
Total operating expenses	1,737,285	2,438,110	2,715,227
OPERATING INCOME	216,383	153,935	199,882
Other income, net	23,878	11,273	13,047
Interest expense, net of capitalized interest	67,597	47,082	46,286
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	172,664	118,126	166,643
Income tax benefit	(6,944)	(37,751)	(53,785)
Equity in earnings of affiliates	14,311	13,628	13,008
NET INCOME	$193,919	$169,505	$233,436

EARNINGS PER COMMON SHARE
Basic	$2.05	$1.90	$2.66
Diluted	$2.04	$1.89	$2.64
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	94,798	89,242	87,689
Diluted	95,107	89,616	88,315

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)
Fiscal years ended September 30,	2020	2019	2018
Net income	$193,919	$169,505	$233,436
Other comprehensive (loss) income, net of tax:
Unrealized (loss) on investments in equity securities, net of tax of $0, $0 and $6,973, respectively	—	—	(19,245)
Reclassifications of losses to net income on investments in equity securities, net of tax of $0, $0 and $(858), respectively	—	—	11,647
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(32), $0 and $0, respectively	108	—	—
Loss on derivatives designated as hedging instruments, net of tax of $3,203, $0 and $0, respectively	(10,505)	—	—
Adjustment to postemployment benefit obligation, net of tax of $567, $6,106, and $(573), respectively	(2,131)	(15,731)	1,520
Other comprehensive (loss)	(12,528)	(15,731)	(6,078)
Comprehensive income	$181,391	$153,774	$227,358
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal years ended September 30,	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$193,919	$169,505	$233,436
Adjustments to reconcile net income to cash flows from operating activities
Unrealized gain on derivative instruments	(9,644)	2,881	26,770
Gain on sale of available for sale securities	—	(1,567)	(5,332)
Gain on sale of businesses	—	(645)	(4,663)
Depreciation and amortization	119,894	91,730	85,701
Noncash lease expense	3,851	—	—
Amortization of acquired wholesale energy contracts	4,924	8,424	18,222
Allowance for equity used during construction	(17,053)	(6,492)	(5,531)
Allowance for doubtful accounts	2,238	2,387	2,579
Deferred income taxes	(9,092)	(59,013)	15,590
Deferred income tax benefit due to tax legislation	—	—	(75,736)
Equivalent value of ITCs recognized on equipment financing	(6,482)	(6,482)	—
Manufactured gas plant remediation costs	(7,651)	(13,878)	(16,171)
Equity in earnings, net of distributions received from equity investees	(5,848)	(4,156)	(1,725)
Cost of removal - asset retirement obligations	(245)	(258)	(298)
Contributions to postemployment benefit plans	(9,032)	(8,157)	(6,359)
Tax benefit of delivered shares from stock based compensation	647	1,290	2,950
Changes in:
Components of working capital	(8,096)	(27,759)	97,004
Other noncurrent assets	(44,129)	8,193	17,860
Other noncurrent liabilities	5,280	38,125	13,989
Cash flows from operating activities	213,481	194,128	398,286
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(290,040)	(304,809)	(206,880)
Solar and wind equipment	(133,841)	(157,828)	(123,421)
Storage and transportation assets and other	(24,228)	(23,100)	(6,644)
Cost of removal	(22,059)	(40,195)	(47,643)
Investments in equity investees	(2,117)	(4,102)	(16,151)
Distributions from equity investees in excess of equity in earnings	1,907	2,428	3,117
Acquisition of assets, net of cash acquired of $5.1 million	(523,647)	—	(10,000)
Proceeds from sale of businesses, net of closing costs	—	205,745	27,916
Proceeds from sale of available for sale securities, net	—	34,484	6,616
Cash flows used in investing activities	(994,025)	(287,377)	(373,090)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from long-term debt	660,000	467,900	225,000
Payments of long-term debt	(20,286)	(218,638)	(165,486)
Proceeds from term loan	350,000	—	—
Payments of term loan	(350,000)	—	—
Proceeds from (payments of)short-term debt, net	99,900	(126,500)	(114,050)
Proceeds from sale leaseback transaction - solar	42,927	—	71,538
Proceeds from sale leaseback transaction - natural gas meters	4,000	9,895	7,820
Payments of common stock dividends	(117,804)	(104,059)	(95,835)
Proceeds from waiver discount issuance of common stock	—	57,391	41,677
Proceeds from issuance of common stock	18,080	16,717	17,136
Proceeds from equity offering	212,900	—	—
Tax withholding payments related to net settled stock compensation	(3,813)	(7,104)	(13,755)
Cash flows from (used in) financing activities	895,904	95,602	(25,955)
Change in cash, cash equivalents and restricted cash	115,360	2,353	(759)
Cash, cash equivalents and restricted cash at beginning of period	4,063	1,710	2,469
Cash, cash equivalents and restricted cash at end of period	$119,423	$4,063	$1,710
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$5,065	$63,795	$(7,524)
Inventories	(3,254)	14,265	15,464
Recovery of natural gas costs	17,479	(15,733)	30,439
Natural gas purchases payable	(41,326)	(74,031)	51,187
Natural gas purchases payable - related parties	1	(360)	(1)
Prepaid expenses	2,548	(1,193)	2,037
Prepaid and accrued taxes	(2,376)	2,271	1,254
Accounts payable and other	20,390	2,256	40,422
Restricted broker margin accounts	(6,097)	(22,004)	(30,974)
Customers’ credit balances and deposits	(1,182)	(209)	368
Other current assets	656	3,184	(5,668)
Total	$(8,096)	$(27,759)	$97,004
SUPPLEMENTAL DISCLOSURES
Cash paid (received) for:
Interest (net of amounts capitalized)	$66,146	$50,371	$44,821
Income taxes	$7,594	$12,647	$5,577
Accrued capital expenditures	$19,434	$30,725	$30,559
Inception gain on natural gas swap contract recognized as non-cash proceeds from sale of business	$—	$—	$14,579
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED BALANCE SHEETS

ASSETS

(Thousands)
September 30,	2020	2019

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$2,800,052	$2,625,730
Construction work in progress	379,846	237,011
Nonutility plant and equipment, at cost	1,430,723	861,904
Construction work in progress	176,556	62,492
Total property, plant and equipment	4,787,177	3,787,137
Accumulated depreciation and amortization, utility plant	(601,635)	(585,160)
Accumulated depreciation and amortization, nonutility plant and equipment	(202,507)	(156,033)
Property, plant and equipment, net	3,983,035	3,045,944

CURRENT ASSETS
Cash and cash equivalents	117,012	2,676
Customer accounts receivable:
Billed	134,173	139,263
Unbilled revenues	9,226	6,510
Allowance for doubtful accounts	(7,242)	(6,148)
Regulatory assets	36,530	32,871
Natural gas in storage, at average cost	167,504	169,803
Materials and supplies, at average cost	20,406	14,475
Prepaid expenses	6,639	8,333
Prepaid and accrued taxes	24,301	22,602
Derivatives, at fair value	23,310	25,103
Restricted broker margin accounts	69,444	73,723
Other current assets	21,029	22,395
Total current assets	622,332	511,606

NONCURRENT ASSETS
Investments in equity investees	208,375	200,268
Regulatory assets	527,459	496,637
Operating lease assets	131,769	—
Derivatives, at fair value	3,349	7,426
Intangible assets	10,060	14,611
Software costs	4,707	1,702
Other noncurrent assets	78,716	94,791
Total noncurrent assets	964,435	815,435
Total assets	$5,569,802	$4,372,985

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CAPITALIZATION AND LIABILITIES

(Thousands, except share data)
September 30,	2020	2019

CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding September 30, 2020 — 95,949,183; September 30, 2019 — 89,998,788	$240,243	$226,649
Premium on common stock	491,982	291,331
Accumulated other comprehensive loss, net of tax	(44,315)	(31,787)
Treasury stock at cost and other; shares September 30, 2020 — 148,310; September 30, 2019 — 660,734	8,485	(10,436)
Retained earnings	1,148,297	1,075,960
Common stock equity	1,844,692	1,551,717
Long-term debt	2,259,466	1,537,177
Total capitalization	4,104,158	3,088,894

CURRENT LIABILITIES
Current maturities of long-term debt	27,236	21,419
Short-term debt	125,350	25,450
Natural gas purchases payable	95,945	137,271
Natural gas purchases payable to related parties	791	790
Accounts payable and other	141,500	129,724
Dividends payable	31,902	28,122
Accrued taxes	2,717	3,394
Regulatory liabilities	26,188	—
New Jersey Clean Energy Program	15,570	15,468
Derivatives, at fair value	33,865	57,623
Operating lease liabilities	6,724	—
Customers’ credit balances and deposits	25,934	27,116
Total current liabilities	533,722	446,377

NONCURRENT LIABILITIES
Deferred income taxes	190,610	190,663
Deferred investment tax credits	3,332	3,653
Deferred gain	1,035	1,554
Derivatives, at fair value	13,352	18,821
Manufactured gas plant remediation	150,590	131,080
Postemployment employee benefit liability	237,221	246,517
Regulatory liabilities	196,450	202,435
Operating lease liabilities	95,030	—
Asset retirement obligation	33,723	31,046
Other noncurrent liabilities	10,579	11,945
Total noncurrent liabilities	931,922	837,714
Commitments and contingent liabilities (Note 15)
Total capitalization and liabilities	$5,569,802	$4,372,985
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2017	86,556	$222,258	$219,696	$(3,256)	$(70,039)	$867,984	$1,236,643
Net income	—	—	—	—	—	233,436	233,436
Other comprehensive loss	—	—	—	(6,078)	—	—	(6,078)
Common stock issued:
Incentive compensation plan	561	1,403	15,169	—	—	—	16,572
Dividend reinvestment plan (1)	413	—	755	—	16,339	—	17,094
Waiver discount	1,014	2,535	39,142	—	—	—	41,677
Cash dividend declared ($1.11 per share)	—	—	—	—	—	(97,579)	(97,579)
Treasury stock and other	(251)	—	(14)	—	(22,773)	—	(22,787)
Reclassifications of certain income tax effects to retained earnings	—	—	—	(3,276)	—	3,276	—
Balance at September 30, 2018	88,293	226,196	274,748	(12,610)	(76,473)	1,007,117	1,418,978
Net income	—	—	—	—	—	169,505	169,505
Other comprehensive loss	—	—	—	(15,731)	—	—	(15,731)
Common stock issued:
Incentive compensation plan	182	453	3,334	—	—	—	3,787
Dividend reinvestment plan (1)	351	—	2,718	—	13,945	—	16,663
Waiver discount	1,181	—	10,531	—	46,860	—	57,391
Cash dividend declared ($1.19 per share)	—	—	—	—	—	(106,342)	(106,342)
Treasury stock and other	(8)	—	—	—	5,232	—	5,232
Adoption of ASU 2016-01 (2)	—	—	—	(3,446)	—	3,446	—
Adoption of ASU 2017-05 (2)	—	—	—	—	—	4,970	4,970
Adoption of ASU 2014-09/ASC 606 (2)	—	—	—	—	—	(2,736)	(2,736)
Balance at September 30, 2019	89,999	226,649	291,331	(31,787)	(10,436)	1,075,960	1,551,717
Net income	—	—	—	—	—	193,919	193,919
Other comprehensive loss	—	—	—	(12,528)	—	—	(12,528)
Common stock issued:
Common stock offering	5,333	13,333	199,567	—	—	—	212,900
Incentive compensation plan	105	261	3,511	—	—	—	3,772
Dividend reinvestment plan (1)	520	—	2,833	—	15,324	—	18,157
Cash dividend declared ($1.27 per share)	—	—	—	—	—	(121,582)	(121,582)
Treasury stock and other	(8)	—	(5,260)	—	3,597	—	(1,663)
Balance at September 30, 2020	95,949	$240,243	$491,982	$(44,315)	$8,485	$1,148,297	$1,844,692
(1)Shares sold through the DRP are issued from treasury stock at average cost, which may differ from the actual market price paid.
(2)See Note 2. Summary of Significant Accounting Policies - Recently Adopted Updates to the Accounting Standards Codification section for more details.

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

1. NATURE OF THE BUSINESS

New Jersey Resources Corporation provides regulated natural gas distribution and transmission and storage services and operates certain unregulated businesses primarily through the following:

New Jersey Natural Gas Company provides natural gas utility service to approximately 558,000 retail customers throughout Monmouth, Ocean, Morris, Middlesex and Burlington counties in New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

NJR Clean Energy Ventures Corporation, the Company's clean energy subsidiary, comprises the Clean Energy Ventures segment and consists of the Company's capital investments in commercial and residential solar projects.

NJR Energy Services Company comprises the Energy Services segment. Energy Services maintains and transacts around a portfolio of natural gas transportation and storage capacity contracts and provides physical wholesale energy, retail energy and energy management services in the U.S. and Canada.

NJR Midstream Holdings Corporation, which comprises the Storage and Transportation segment, formerly the Midstream segment, invests in energy-related ventures through its subsidiaries. The Company holds a 50 percent ownership interest in Steckman Ridge, located in Pennsylvania and 20 percent ownership interest in PennEast, which are accounted for under the equity method of accounting. The Company also operates natural gas storage and transmission assets through the wholly-owned subsidiaries of Leaf River, which was acquired on October 11, 2019 and FERC regulated Adelphia Gateway, which was acquired on January 13, 2020. See Note 19. Acquisitions and Dispositions for more information regarding these acquisitions.

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

Other financial investments or contractual interests that lack the characteristics of a voting interest entity, which are commonly referred to as variable interest entities, are evaluated by the Company to determine if the entity has the power to direct business activities and, therefore, would be considered a controlling interest that the Company would have to consolidate. Based on those evaluations, NJR has determined that it does not have any investments in variable interest entities as of September 30, 2020, 2019 and 2018.

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

The Company has legal, regulatory and environmental proceedings during the normal course of business that can result in loss contingencies. When evaluating the potential for a loss, a reserve is established if a loss is probable and can be reasonably estimated. Where the information is sufficient only to establish a range of probable liability, and no point within the range is more likely than any other, a reserve is established at the lower end of the range. In the normal course of business, estimated amounts are subsequently adjusted to actual results that may differ from estimates.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the U.S.. The Company’s Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impacts of COVID-19 on the assumptions and estimates used and determined that there have been no material adverse impacts on the Company’s results of operations as of September 30, 2020.

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

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed are based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates and the number of years on which to base the cash flow projections, as well as other assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates based on the risk inherent in the acquired assets and related cash flows. The valuation of an acquired business is based on available information at the acquisition date and assumptions that are believed to be reasonable. However, a change in facts and circumstances as of the acquisition date can result in subsequent adjustments during the measurement period, but no later than one year from the acquisition date. See Note 19. Acquisitions and Dispositions for further information.

Revenues

Revenues from the sale of natural gas to NJNG customers are recognized in the period that natural gas is delivered and consumed by customers, including an estimate for unbilled revenue. Natural gas sales to individual customers are based on meter readings, which are performed on a systematic basis throughout the month. At the end of each month, the amount of natural gas delivered to each customer after the last meter reading through the end of the respective accounting period is estimated, and recognizes unbilled revenues related to these amounts. The unbilled revenue estimates are based on estimated customer usage by customer type, weather effects, unaccounted-for natural gas and the most current tariff rates.

Clean Energy Ventures recognizes revenue for SRECs when transferred to counterparties. SRECs are physically delivered through the transfer of certificates as per contractual settlement schedules. The Clean Energy Act of 2018 established guidelines for the closure of the SREC registration program to new applicants in New Jersey. The SREC program officially closed to new qualified solar projects on April 30, 2020.

In December 2019, the BPU established the TREC as the successor to the SREC program. TRECs provide a fixed compensation base multiplied by an assigned project factor in order to determine their value. The project factor is determined by the type and location of the project, as defined. All TRECs generated are required to be purchased monthly by a TREC program administrator as appointed by the BPU.

In June 2020, Clean Energy Ventures began generating TRECs for qualified new residential and commercial solar projects placed into service following the close of the SREC program. TREC revenue is recognized when generated and transferred monthly based upon metered solar electricity activity.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Our Storage and Transportation segment generates revenues from firm storage contracts and transportation contracts, related usage fees and hub services for the use of storage space, injections and withdrawals from their natural gas storage facility and the delivery of natural gas to customers. Demand fees are recognized as revenue over the term of the related agreement while usage fees and hub services revenues are recognized as services are performed.

Revenues from all other activities are recorded in the period during which products or services are delivered and accepted by customers, or over the related contractual term. See Note 3. Revenue for further information.

Natural Gas Purchases

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

Natural gas purchases at Energy Services are composed of natural gas costs to be paid upon completion of a variety of transactions, as well as realized gains and losses from settled derivative instruments and unrealized gains and losses on the change in fair value of derivative instruments that have not yet settled. Changes in the fair value of derivatives that economically hedge the forecasted purchases of natural gas are recognized in natural gas purchases as they occur.

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

The following table summarizes the demand charges, which are net of capacity releases, and are included as a component of natural gas purchases on the Consolidated Statements of Operations for the fiscal years ended September 30:

(Millions)	2020	2019	2018
Energy Services	$121.8	$120.4	$153.0
Natural Gas Distribution	131.9	119.1	92.5
Total	$253.7	$239.5	$245.5

Energy Services expenses demand charges over the term of the service being provided.

The Natural Gas Distribution segment’s costs associated with demand charges are included in its weighted average cost of natural gas. The demand charges are expensed based on NJNG’s BGSS sales and recovered as part of its natural gas commodity component of its BGSS tariff.

Operations and Maintenance Expenses

Operations and maintenance expenses include operations and maintenance salaries and benefits, materials and supplies, usage of vehicles, tools and equipment, payments to contractors, utility plant maintenance, amortization of software costs for unregulated entities, customer service, professional fees and other outside services, insurance expense, accretion of cost of removal for future retirements of utility assets and other administrative expenses and are expensed as incurred.

Stock-Based Compensation

Stock-based compensation represents costs related to stock-based awards granted to employees and members of NJR’s Board of Directors. NJR recognizes stock-based compensation based upon the estimated fair value of awards. The recognition period for these costs begins at either the applicable service inception date or grant date and continues throughout the requisite service period. The related compensation cost is recognized as O&M expense on the Consolidated Statements of Operations. See Note 10. Stock-Based Compensation for further information.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Sales Tax Accounting

As a result of the adoption of ASC 606, Revenue from Contracts with Customers, as of October 1, 2018, the Company excludes from the transaction price all sales taxes that are assessed by a governmental authority and therefore presents sales tax on a net basis in operating revenues on the Consolidated Statements of Operations. Prior to October 1, 2018, sales tax was presented in both operating revenues and operating expenses.

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

The Company invests in property that qualifies for federal ITCs and utilizes the ITCs, as allowed, based on the cost and life of the assets. ITCs at NJNG are deferred and amortized as a reduction to the tax provision over the average lives of the related equipment in accordance with regulatory treatment. ITCs at the unregulated subsidiaries of NJR are recognized as a reduction to income tax expense when the property is placed in service. Changes to the federal statutes related to ITCs, which has the effect of reducing or eliminating the credits, could have a negative impact on earnings and cash flows.

Projects placed in service through December 31, 2019, qualified for a 30-percent federal ITC. The credit declines to 26 percent for property under construction during 2020, 22 percent for property under construction during 2021 and 10 percent for any property that is under construction before 2022. The Company has taken steps to preserve the ITC at the higher rate for certain solar projects that are completed after the scheduled reduction in rates, in accordance with IRS guidance on safe harbor determination.

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

Property Plant and Equipment

Property, plant and equipment is stated at original cost. Costs include direct labor, materials and third-party construction contractor costs, capitalized interest and certain indirect costs related to equipment and employees engaged in construction. Utility plant and nonutility plant for Adelphia Gateway also includes AFUDC. Upon retirement, the cost of depreciable property, plus removal costs less salvage, is charged to accumulated depreciation with no gain or loss recorded.

Depreciation is computed on a straight-line basis over the useful life of the assets for our nonutility entities, and using rates based on the estimated average lives of the various classes of depreciable property for NJNG. The composite rate of depreciation used for NJNG was 2.65 percent of average depreciable property in fiscal 2020, 2.25 percent in fiscal 2019 and 2.29 percent in fiscal 2018. The Company recorded $120 million, $91.7 million and $85.7 million in depreciation expense during fiscal 2020, 2019 and 2018, respectively.

During fiscal 2018 and 2019, the estimated useful lives of commercial solar assets ranged from 15 to 25 years. During the fourth quarter of fiscal 2020, the Company reassessed the estimated useful lives of its commercial solar asset fleet. Based upon this review, the Company concluded that the actual lives of certain commercial solar assets were longer than the estimated useful lives used for depreciation purposes. As a result, effective July 1, 2020, the Company changed its estimates of the useful lives of its solar assets to a range of 15 to 35 years. The effects of this change were considered immaterial to the Consolidated Financial Statements.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Property, plant and equipment was comprised of the following as of September 30:

(Thousands)	Estimated
Property Classifications	Estimated Useful Lives	2020	2019
Distribution facilities	38 to 74 years	$2,688,885	$2,419,381
Transmission facilities	35 to 56 years	332,947	330,912
Storage facilities	34 to 47 years	79,922	79,916
Solar property	15 to 35 years	997,141	879,597
Storage and transportation property	5 to 50 years	428,491	28,445
All other property	5 to 35 years	259,791	48,886
Total property, plant and equipment		4,787,177	3,787,137
Accumulated depreciation and amortization		(804,142)	(741,193)
Property, plant and equipment, net		$3,983,035	$3,045,944

Within storage and transportation property, base gas is required to maintain the necessary pressure and to allow for efficient operation of the Leaf River storage facility. The base gas is determined to be recoverable and is considered part of the facility and thus presented as a component in property, plant and equipment. This natural gas is not depreciated, as it is expected to be recovered and sold. As of September 30, 2020, the base gas had a cost basis of $5.7 million.

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

Adelphia Gateway’s base rates include the ability to recover AFUDC on its construction work in progress. Beginning in the fourth quarter of fiscal 2020, capitalized amounts associated with Adelphia Gateway’s AFUDC are recorded in nonutility plant on the Consolidated Balance Sheets. Corresponding amounts are recorded in other income on the Consolidated Statements of Operations.

Capitalized and deferred interest include the following for the fiscal years ended September 30:

($ in thousands)	2020		2019	2018
	NJNG	Adelphia Gateway	NJNG	NJNG
AFUDC:
Debt	$5,134	$1,394	$3,710	$1,979
Equity	14,599	2,454	6,492	5,531
Total	$19,733	$3,848	$10,202	$7,510
Weighted average interest rate	6.79%	8.28%	6.35%	5.94%

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RAC and USF expenditures. The SBC interest rate changes each September based on the August 31 seven-year constant maturity treasury rate plus 60 basis points. The rate was 1.97 percent, 3.30 percent and 3.41 percent for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. Accordingly, other income included $511,000, $760,000 and $411,000 in the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

Clean Energy Ventures capitalizes interest on the allocation of the costs of debt borrowed for the financing of solar investments. Capitalized amounts are included in nonutility plant and equipment on the Consolidated Balance Sheets.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and temporary investments with maturities of three months or less, and excludes restricted cash related to escrow balances for utility plant projects, which is recorded in other noncurrent assets on the Consolidated Balance Sheets.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
ASU No. 2016-18, an amendment to ASC 230, Statement of Cash Flows, required that any amounts that are deemed to be restricted cash or restricted cash-equivalents be included in cash and cash-equivalent balances on the cash flow statement. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total amounts in the Statements of Cash Flows, as of September 30:

(Thousands)	2020	2019	2018
Balance Sheet
Cash and cash equivalents	$117,012	$2,676	$1,458
Restricted cash in other noncurrent assets	$2,411	$1,387	$252
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$119,423	$4,063	$1,710

Loans Receivable

NJNG currently provides loans, with terms ranging from 2 to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Consolidated Balance Sheets. The Company recorded $13.7 million and $12.4 million in other current assets and $35.3 million and $38.8 million in other noncurrent assets as of September 30, 2020 and 2019, respectively, on the Consolidated Balance Sheets, related to the loans. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of September 30, 2020 and 2019, the Company has not recorded any impairments for SAVEGREEN loans.

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

In January 2020, NJR acquired Adelphia Gateway an existing 84-mile pipeline in southeastern Pennsylvania, which maintains its accounts in accordance with the FERC Uniform System of Accounts and in accordance with the ASC 980, Regulated Operations. Accordingly, Adelphia Gateway capitalizes or defers certain costs that are expected to be recovered from its customers as regulatory assets and recognizes certain obligations representing probable future expenditures as regulatory liabilities on the Consolidated Balance Sheets. See Note 4. Regulation for a more detailed description of Adelphia Gateway’s regulatory assets and liabilities.

Natural Gas in Storage

Natural gas in storage is reflected at average cost on the Consolidated Balance Sheets and represents natural gas and LNG that will be utilized in the ordinary course of business. The following table summarizes natural gas in storage, at average cost by company, as of September 30:

	2020		2019
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
Natural Gas Distribution	$110,037	27.2	$117,413	27.0
Energy Services	57,352	34.3	52,390	25.6
Storage and Transportation	115	0.02	—	—
Total	$167,504	61.52	$169,803	52.6

Derivative Instruments

The Company accounts for its financial instruments, such as futures, options, foreign exchange contracts and interest rate contracts, as well as its physical commodity contracts related to the purchase and sale of natural gas at Energy Services, as derivatives, and therefore recognizes them at fair value on the Consolidated Balance Sheets. The Company’s unregulated subsidiaries record changes in the fair value of their financial commodity derivatives in natural gas purchases and changes in

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
the fair value of their physical forward contracts in natural gas purchases or operating revenues, as appropriate, on the Consolidated Statements of Operations. Ineffective portions of the cash flow hedges are recognized immediately in earnings.

The ASC 815, Derivatives and Hedging also provides for a NPNS scope exception for qualifying physical commodity contracts for which physical delivery is probable and the quantities delivered are expected to be used or sold over a reasonable period of time in the normal course of business. Effective January 1, 2016, the Company prospectively applies this normal scope exception on a case-by-case basis to physical commodity contracts at NJNG and PPAs at Clean Energy Ventures. When applied, it does not account for these contracts until the contract settles and the related underlying natural gas or power is delivered. Gains and/or losses on NJNG’s derivatives used to economically hedge its regulated natural gas supply obligations, as well as its exposure to interest rate variability, are recoverable through its BGSS, a component of its tariff. Accordingly, the offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability on the Consolidated Balance Sheets. See Note 5. Derivative Instruments for additional details regarding natural gas trading and hedging activities.

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

During fiscal 2020, the Company entered into treasury lock transactions to fix the benchmark treasury rate associated with debt issuances for NJNG and NJR that occurred during the fiscal year. Settlement of the NJNG treasury locks resulted in a loss, which was recorded as a component of regulatory assets on the Consolidated Balance Sheets and will be amortized in earnings over the term of the debt as a component of interest expense on the Consolidated Statements of Operations. NJR designated its treasury lock contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges were recorded in OCI. Settlement of the treasury locks resulted in a loss, which was recorded within OCI and will be amortized in earnings over the life of the debt as a component of interest expense on the Consolidated Statements of Operations. Amounts recognized in interest expense for NJNG and NJR related to the amortization of the loss on treasury lock transactions totaled $50,000 and $108,000, respectively, as of September 30, 2020.

Software Costs

The Company capitalizes certain costs, such as software design and configuration, coding, testing and installation, that are incurred to purchase or create and implement computer software for internal use. Capitalized costs include external costs of materials and services utilized in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Maintenance costs are expensed as incurred. Upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Amortization is recorded on the straight-line basis over the estimated useful lives of the respective software.

The following table presents the software costs included in the Consolidated Financial Statements, as of September 30:

(Thousands)	2020	2019
Balance Sheets
Utility plant, at cost	$13,452	$—
Construction work in progress	$—	$4,778
Nonutility plant and equipment, at cost	$316	$—
Accumulated depreciation and amortization, utility plant	$(279)	$—
Accumulated depreciation and amortization, nonutility plant and equipment	$(5)	$—
Software costs	$4,707	$1,702
Statements of Operations
Operation and maintenance (1)	$6,720	$9,062
Depreciation and amortization	$284	$—
(1)During fiscal 2020, $63,000 was amortized into O&M.

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

At September 30, 2018, the Company's investments in equity securities were comprised of an investment in DM Common Units, which had a fair value of $32.9 million. On January 28, 2019, Dominion and DM finalized an agreement and plan of merger and each outstanding DM Common Unit was converted into 0.2492 shares of Dominion common stock. This resulted in the conversion of the Company's 1.84 million DM Common Units into approximately 458,000 Dominion common shares. On March 6, 2019, the Company sold its investment in Dominion and received proceeds of approximately $34.5 million. As a result of the sale, the Company recorded total realized gains of $1.6 million in other income, net on the Consolidated Statements of Operations.

Intangible Assets

Finite-lived intangible assets are stated at cost less accumulated amortization. The Company amortizes intangible assets based upon the pattern in which the economic benefits are consumed over the life of the asset unless a pattern cannot be reliably determined, in which case the Company uses a straight-line amortization method. As of September 30, 2020, intangible assets consist primarily of acquired wholesale natural gas energy contracts totaling $10 million. The wholesale natural gas contracts are being amortized based upon expected cash flows over the respective terms of the agreements.

The estimated future amortization expense as of September 30, is as follows:

(Thousands)
2021	$5,101
2022	$2,611
2023	$2,271
2024	$77

Long-lived Assets

The Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as significant adverse changes in regulation, business climate or market conditions, including prolonged periods of adverse commodity and capacity prices. If there are changes indicating that the carrying value of such assets may not be recoverable, an undiscounted cash flows test is performed. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value. Factors that the Company analyzes in determining whether an impairment in its long-lived assets exists include: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent in which a long-lived asset is being used in its physical condition; legal proceedings or other contributing factors; significant business climate changes; accumulations of costs in significant excess of the amounts expected; a current-period operating or cash flow loss combined with a history of such events; and current expectations that more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. During fiscal 2020 and 2019, there were no events or circumstances that indicated that the carrying value of long-lived assets or finite-lived intangibles were not recoverable.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Sale Leasebacks

NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to renew the lease or repurchase the asset at the end of the term. Proceeds from sale leaseback transactions are accounted for as financing arrangements and are included in long-term debt on the Consolidated Balance Sheets. During fiscal 2020 and 2019, NJNG received $4 million and $9.9 million, respectively, in connection with the sale leaseback of its natural gas meters with terms ranging from seven to 11 years.

In addition, for certain of its commercial solar energy projects, the Company enters into lease agreements that provide for the sale of commercial solar energy assets to third parties and the concurrent leaseback of the assets. For sale leaseback transactions where the Company has concluded that the terms of the arrangement does not qualify as a sale as the Company retains control of the underlying assets and, as such, the Company uses the financing method to account for the transaction. Under the financing method, the Company recognizes the proceeds received from the buyer-lessor that constitute a payment to acquire the solar energy asset as a financing arrangement, which is recorded as a component of debt on the Consolidated Balance Sheets.

During fiscal 2020 and 2018, Clean Energy Ventures received proceeds of $42.9 million and $71.5 million, respectively, in connection with the failed sale leaseback of commercial solar assets. The proceeds received were recognized as a financing obligation on the Consolidated Balance Sheets. Clean Energy Ventures did not enter into any sale leaseback transactions for its commercial solar assets during fiscal 2019. Clean Energy Ventures simultaneously entered into agreements to lease the assets back over a term of five- to 15-years. The Company continues to operate the solar assets and is responsible for related expenses and entitled to retain the revenue generated from SRECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer; however, the payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax attributes. Accordingly, Clean Energy Ventures recognizes the equivalent value of the tax attributes in other income on the Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease.

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

With respect to environmental liabilities and related costs, NJNG periodically, and at least annually, performs an environmental review of the MGP sites, including a review of potential liability for investigation and remedial action. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination. See Note 15. Commitments and Contingent Liabilities for more details.

Pension and Postemployment Plans

The Company has two noncontributory defined pension plans covering eligible employees, including officers. Benefits are based on each employee’s years of service and compensation. The Company’s funding policy is to contribute annually to these plans at least the minimum amount required under the Employee Retirement Income Security Act, as amended, and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed-income securities and short-term investments. The Company did not make any discretionary contributions to the pension plans in fiscal 2020, 2019 and 2018, respectively.

The Company also provides two primarily noncontributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. The Company contributed $8.4 million, $7.9 million and $6.2 million in aggregate to these plans in

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
fiscal 2020, 2019 and 2018, respectively, which is recorded in postemployment employee benefit liability on the Consolidated Balance Sheets. See Note 11. Employee Benefit Plans, for a more detailed description of the Company’s pension and postemployment plans.

Asset Retirement Obligations

The Company recognizes ARO related to the costs associated with cutting and capping NJNG’s main and service natural gas distribution mains, which is required by New Jersey law when taking such natural gas distribution mains out of service. The Company also recognizes ARO associated with Clean Energy Ventures’ solar assets when there are decommissioning provisions in lease agreements that require removal of the asset at the end of the lease term.

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

Accumulated Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income, net of related tax effects, as of September 30:

(Thousands)	Investments in Equity Securities	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance at September 30, 2018	$3,446	$—	$(16,056)		$(12,610)
Other comprehensive income, net of tax
Other comprehensive (loss), before reclassifications, net of tax of $0, $0, $6,557 and $6,557, respectively	—	—	(16,978)		(16,978)
Amounts reclassified from accumulated other comprehensive (loss), net of tax of $0, $0, $(451) and $(451), respectively	—	—	1,247	(1)	1,247
Net current-period other comprehensive income, net of tax of $0, $0, $6,106 and $6,106, respectively	—	—	(15,731)		(15,731)
Reclassifications of certain income tax effects to retained earnings (2)	(3,446)	—	—		(3,446)
Balance at September 30, 2019	$—	$—	$(31,787)		$(31,787)
Other comprehensive income, net of tax
Other comprehensive (loss) income, before reclassifications, net of tax of $0, $3,203, $1,235, $4,438, respectively	—	(10,505)	(4,882)		(15,387)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0, $(32), $(668), $(700), respectively	—	108	2,751	(1)	2,859
Net current-period other comprehensive income, net of tax of $0, $3,171, $567, $3,738, respectively	—	(10,397)	(2,131)		(12,528)
Balance at September 30, 2020	$—	$(10,397)	$(33,918)		$(44,315)
(1)Included in the computation of net periodic pension cost, a component of O&M expense on the Consolidated Statements of Operations. For more details, see Note 11. Employee Benefit Plans.
(2)Due to the adoption of ASU No. 2016-01, an amendment to ASC 825, Financial Instruments. See Note 2. Summary of Significant Accounting Policies - Recently Adopted Updates to the Accounting Standards Codification section for more details.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Foreign Currency Transactions

The market area of Energy Services includes Canadian delivery points and as a result, Energy Services incurs certain natural gas commodity costs and demand fees denominated in Canadian dollars. Gains or losses that occur as a result of these foreign currency transactions are reported as a component of natural gas purchases on the Consolidated Statements of Operations. Gains and losses recognized for the fiscal years ended September 30, 2020, 2019 and 2018, are considered immaterial.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Amounts related to energy and other taxes have been reclassified to O&M on the Consolidated Statements of Operations. Software costs previously recorded in other non-current assets have been reclassified to utility plant and software costs, and prepaid expenses previously recorded in other current assets have been reclassified on the Consolidated Balance Sheets. Certain amounts related to software costs previously reported in cash flows from operating activities have been reclassified to cash flows used in investing activities and prepaid expenses were reclassified within working capital on the Consolidated Statements of Cash Flows.

Recently Adopted Updates to the Accounting Standards Codification

Leases

In February 2016, the FASB issued ASU No. 2016-02, an amendment to ASC 842, Leases, which, along with other ASU's containing minor amendments and technical corrections, provides for a comprehensive overhaul of the lease accounting model and changes the definition of a lease within the accounting literature. Under the new standard, all leases with an original term greater than one year are recorded on the balance sheet with a lessee recognizing a lease liability reflecting its obligation under the lease agreement and a right-of-use asset representing its right to use the leased asset over the lease term. The subsequent measurement of the lease depends on whether the lease is classified as an operating lease (resulting in the recognition of a straight-line lease cost) or a finance lease (resulting in the recognition of interest and asset amortization expense). Additional disclosures are required to provide transparency as to the amount, timing and uncertainty of cash flows arising from leasing activities.

In January 2018, the FASB issued ASU No. 2018-01, a further amendment to ASC 842, Leases, which was introduced by ASU No. 2016-02, as discussed above. This update provides an optional practical expedient that allows companies to not evaluate existing or expired land easements that were not previously accounted for under Topic 840 as leases as of October 1, 2019. The Company adopted this practical expedient. In July 2018, the FASB issued ASU No. 2018-11, which provides an optional transition method to ASC 842 that allows the Company to apply the new lease accounting requirements as of the effective date of the new standard, with the comparative periods remaining under the legacy ASC 840 requirements with a cumulative effect adjustment, if any, being made to the opening balance of retained earnings in the period of adoption. The Company elected this transition method and did not have any cumulative impact to the opening balance of retained earnings.

The Company elected various practical expedients permitted by ASC 842. This includes the package of practical expedients whereby the Company was not required to reassess all of its leases identified, lease classifications and initial direct costs associated with leases. The Company also elected to not separate nonlease components from lease components for certain classes of leases, such as office buildings, solar land leases and office equipment, and elected to exclude short-term leases from the recognition requirements of ASC 842 for all classes of assets. The Company adopted ASC 842 and all related amendments on October 1, 2019, using the modified retrospective transition method.

The Company’s lease agreements primarily consist of commercial solar land leases, storage and capacity leases, equipment and real property leases, including land and office facility leases and office equipment and the sale leaseback of its natural gas meters. The total right-of-use assets and operating lease liabilities recorded upon adoption were $67.1 million. Upon the acquisition of Leaf River, on October 11, 2019, the Company adopted ASC 842 for Leaf River which resulted in the recognition of an additional right-of-use asset and lease liability of $21.6 million.

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

Other Recent Updates to the Accounting Standards Codification

Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, an amendment to ASC 326, Financial Instruments - Credit Losses, which changes the impairment model for certain financial assets that have a contractual right to receive cash, including trade and loan receivables. The new model requires recognition based upon an estimation of expected credit losses rather than recognition of losses when it is probable that they have been incurred. An entity will apply the amendment through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company assessed the impact of the guidance on NJR's reserve methodologies and credit policies and procedures for any assets that could be impacted, noting the majority of NJR's financial assets are short-term in nature, such as trade receivables and unbilled revenues.

The Company completed its evaluation of ASU No. 2016-13 and subsequent amendments related to this topic and adopted this new guidance beginning October 1, 2020, using the modified retrospective method. The adoption did not result in a cumulative effect adjustment to retained earnings and did not have a material impact to our consolidated financial statements.

If implementation resulted in a material impact to amounts associated with NJNG accounts receivable and unbilled revenue within the scope of the new standard and that were considered incremental costs caused by COVID-19, the Company could elect to defer those costs as a regulatory asset in accordance with the July 2, 2020 BPU order which authorized New Jersey utilities to create a regulatory asset for incremental COVID-19 related costs. See Note 4. Regulation for further detail.

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
NJNG's performance obligation is to provide natural gas to residential, commercial and industrial customers as demanded, based on regulated tariff rates, which are established by the BPU. Revenues from the sale of natural gas are recognized in the period that natural gas is delivered and consumed by customers, including an estimate for quantities consumed but not billed during the period. Payment is due each month for the previous month's deliveries. Natural gas sales to individual customers are based on meter readings, which are performed on a systematic basis throughout the billing period. The unbilled revenue estimates are based on estimated customer usage by customer type, weather effects and the most current tariff rates. NJNG is entitled to be compensated for performance completed until service is terminated.

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

Revenue is derived from the contract terms and is recognized as invoiced, with the payment due each month for the previous month's services.

Clean Energy Ventures	Transition Renewable Energy Certificates
Clean Energy Ventures generates RECs, which are created for every MWh of electricity produced by a solar generator. The performance obligation of Clean Energy Ventures is to generate electricity and TRECs, which are purchased monthly by a REC Administrator.

Revenue is recognized upon generation.

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

Storage and Transportation	Natural gas services
The performance obligation of our Storage and Transportation segment is to provide the customer with storage and transportation services. Storage and Transportation generates revenues from firm storage contracts and transportation contracts, related usage fees for the use of storage space, injection and withdrawal at the storage facility and the delivery of natural gas to customers. Revenue is recognized over time as our customers receive the benefits of our service as it is performed on their behalf using an output method based on actual deliveries.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Revenue Recognized at a Point in Time:
Storage and Transportation	Natural gas services	The performance obligation of our Storage and Transportation segment is to provide the customer with storage and transportation services. Storage and Transportation generates revenues from hub services for the use of storage space, injection and withdrawal from the storage facility. Hub services include park and loan transactions and wheeling.

Hub services revenues are recognized as services are performed.
Home Services and Other	Installations
Home Services installs appliances, including but not limited to, furnaces, air conditioning units, boilers and generators, for customers. The distinct performance obligation is the installation of the contracted appliance, which is satisfied at the point in time the item is installed.

The transaction price for each installation differs accordingly. Revenue is recognized at a point in time upon completion of the installation, which is when the customer is billed.

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during fiscal 2020 are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures		Energy Services	Storage and Transportation	Home Services and Other	Total
2020
Natural gas utility sales	$695,858	—		—	—	—	$695,858
Wholesale natural gas services	—	—		24,511	44,728	—	69,239
Service contracts	—	—		—	—	32,455	32,455
Installations and maintenance	—	—		—	—	18,562	18,562
Renewable Energy Certificates	—	1,384		—	—	—	1,384
Electricity sales	—	20,099		—	—	—	20,099
Eliminations (1)	—	—		—	(2,713)	(1,207)	(3,920)
Revenues from contracts with customers	695,858	21,483		24,511	42,015	49,810	833,677
Alternative revenue programs (2)	15,750	—		—	—	—	15,750
Derivative Instruments	18,315	81,134	(3)	1,005,908	—	—	1,105,357
Eliminations (1)	—	—		(1,116)	—	—	(1,116)
Revenues out of scope	34,065	81,134		1,004,792	—	—	1,119,991
Total operating revenues	$729,923	102,617		1,029,303	42,015	49,810	$1,953,668
2019
Natural gas utility sales	$680,151	—		—	—	—	$680,151
Wholesale natural gas services	—	—		31,459	—	—	31,459
Service contracts	—	—		—	—	31,499	31,499
Installations and maintenance	—	—		—	—	19,403	19,403
Electricity sales	—	22,121		—	—	—	22,121
Eliminations (1)	—	—		—	—	(2,302)	(2,302)
Revenues from contracts with customers	680,151	22,121		31,459	—	48,600	782,331
Alternative revenue programs (2)	10,364	—		—	—	—	10,364
Derivative Instruments	20,278	75,978	(3)	1,711,332	—	—	1,807,588
Eliminations (1)	—	—		(8,238)	—	—	(8,238)
Revenues out of scope	30,642	75,978		1,703,094	—	—	1,809,714
Total operating revenues	$710,793	98,099		1,734,553	—	48,600	$2,592,045
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.
(2)Includes CIP revenue.
(3)Includes SREC revenue.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the fiscal years ended September 30, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
2020
Residential	$490,233	10,233	—	—	48,867	$549,333
Commercial and industrial	129,946	11,250	24,511	42,015	943	208,665
Firm transportation	69,357	—	—	—	—	69,357
Interruptible and off-tariff	6,322	—	—	—	—	6,322
Revenues out of scope	34,065	81,134	1,004,792	—	—	1,119,991
Total operating revenues	$729,923	102,617	1,029,303	42,015	49,810	$1,953,668
2019
Residential	$440,787	9,003	—	—	47,655	$497,445
Commercial and industrial	171,357	13,118	31,459	—	945	216,879
Firm transportation	61,370	—	—	—	—	61,370
Interruptible and off-tariff	6,637	—	—	—	—	6,637
Revenues out of scope	30,642	75,978	1,703,094	—	—	1,809,714
Total operating revenues	$710,793	98,099	1,734,553	—	48,600	$2,592,045

Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Consolidated Balance Sheets during fiscal 2020 are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of October 1, 2019	$139,263	$6,510	$27,116
(Decrease) Increase	(5,090)	2,716	(1,182)
Balance as of September 30, 2020	$134,173	$9,226	$25,934

The following table provides information about receivables and revenue earned on contracts in progress in excess of billings, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Consolidated Balance Sheets as of September 30:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
2020
Customer accounts receivable
Billed	$52,134	5,282	70,457	3,905	2,395	$134,173
Unbilled	7,842	1,384	—	—	—	9,226
Customers' credit balances and deposits	(25,934)	—	—	—	—	(25,934)
Total	$34,042	6,666	70,457	3,905	2,395	$117,465
2019
Customer accounts receivable
Billed	$36,302	3,233	97,301	—	2,427	$139,263
Unbilled	6,510	—	—	—	—	6,510
Customers' credit balances and deposits	(27,114)	—	—	—	(2)	(27,116)
Total	$15,698	3,233	97,301	—	2,425	$118,657

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

As required by EDECA, NJNG’s rates are segregated into two primary components: the commodity portion, which represents the wholesale cost of natural gas, including the cost for interstate pipeline capacity to transport the natural gas to NJNG’s service territory; and the delivery portion, which represents the transportation of the commodity portion through NJNG’s natural gas distribution system to the end-use customer. NJNG does not earn utility gross margin on the commodity portion of its natural gas sales. NJNG earns utility gross margin through the delivery of natural gas to its customers, regardless of whether it or a third-party supplier provides the wholesale natural gas commodity.

Under EDECA, the BPU is required to audit the state’s energy utilities every two years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have an unfair competitive advantage over nonaffiliated providers of similar retail services. A combined competitive services and management audit of NJNG commenced in August 1, 2013. A draft management audit report was accepted by the BPU on July 23, 2014, for public comment. To date, NJNG has implemented all audit recommendations with the approval of BPU staff and is waiting for final BPU approval.

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

NJNG’s recovery of costs is facilitated through its base rates, BGSS and other regulatory tariff riders. NJNG is required to make an annual filing to the BPU by June 1 of each year for review of its BGSS, CIP and other programs and related rates. Annual rate changes are requested to be effective at the beginning of the following fiscal year. The current base rates include a weighted average cost of capital of 6.95 percent and a return on common equity of 9.6 percent. In addition, NJNG is permitted to request approval of certain rate or program changes. All rate and program changes are subject to proper notification and BPU review and approval.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Regulatory assets and liabilities included on the Consolidated Balance Sheets as of September 30, are composed of the following:

(Thousands)	2020	2019
Regulatory assets-current
New Jersey Clean Energy Program	$15,570	$15,468
Conservation Incentive Program	19,120	3,371
Underrecovered natural gas costs	—	9,506
Derivatives at fair value, net	—	4,526
Other current regulatory assets	1,682	—
Total current regulatory assets	$36,372	$32,871
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$36,516	$38,351
Liability for future expenditures	150,590	131,080
Deferred income taxes	28,241	19,631
Derivatives at fair value, net	1	486
SAVEGREEN	21,281	10,201
Postemployment and other benefit costs	188,170	212,461
Deferred storm damage costs	6,515	8,687
Cost of removal	75,080	65,660
Other noncurrent regulatory assets	20,068	10,080
Total noncurrent regulatory assets	$526,462	$496,637
Regulatory liability-current
Overrecovered natural gas costs	$25,914	$—
Derivatives at fair value, net	274	—
Total current regulatory liabilities	$26,188	$—
Regulatory liabilities-noncurrent
Tax Act impact (1)	$195,425	$200,417
Derivatives at fair value, net	352	—
New Jersey Clean Energy Program	—	197
Other noncurrent regulatory liabilities	509	1,821
Total noncurrent regulatory liabilities	$196,286	$202,435
(1)Reflects the re-measurement and subsequent amortization of NJNG's net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act.

Regulatory assets at Adelphia Gateway, not included in the table above, total $158,000 and $997,000 in current and noncurrent, respectively, and is comprised primarily of the tax benefit associated with the equity component of AFUDC as of September 30, 2020. Recovery of regulatory assets is subject to FERC approval.

New Jersey Clean Energy Program

The NJCEP is a statewide program that encourages energy efficiency and renewable energy. Funding amounts are determined by the BPU’s Office of Clean Energy and all New Jersey utilities are required to share in the annual funding obligation. The current NJCEP program is for the State of New Jersey’s fiscal year ending June 2021. NJNG recovers the costs associated with its portion of the NJCEP obligation through its NJCEP rider, with interest.

Over and Underrecovered Natural Gas Costs

NJNG recovers its cost of natural gas through the BGSS rate component of its customers’ bills. NJNG’s cost of natural gas includes the purchased cost of the natural gas commodity, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. Overrecovered natural gas costs represent a regulatory liability that generally occurs when NJNG’s BGSS rates are higher than actual costs and requests approval to be returned to customers including interest, when applicable, in accordance with NJNG’s approved BGSS tariff. Conversely, underrecovered natural gas costs generally occur during periods when NJNG’s BGSS rates are lower than actual costs, in which case NJNG records a regulatory asset and requests amounts to be recovered from customers in the future.

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

Environmental Remediation Costs

NJNG is responsible for the cleanup of certain former gas manufacturing facilities. Actual expenditures are recovered from customers, with interest, over seven-year rolling periods, through a RAC rate rider. Recovery for NJNG’s estimated future liability will be requested and/or recovered when actual expenditures are incurred. See Note 15. Commitments and Contingent Liabilities.

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

SAVEGREEN

NJNG administers certain programs that supplement the state’s NJCEP and that allow NJNG to promote clean energy to its residential and commercial customers, as described further below. NJNG will recover related expenditures and a weighted average cost of capital on the unamortized balance through a tariff rider, with interest, as approved by the BPU, over a two- to 10-year period depending upon the specific program incentive.

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

Deferred Storm Damage Costs

Portions of NJNG’s distribution system incurred significant damage as a result of Post-Tropical Cyclone Sandy in October 2012. NJNG deferred the uninsured incremental O&M costs associated with its restoration efforts, which were approved for recovery by the BPU through NJNG’s base rates, without interest, effective October 2016 over a seven-year amortization period.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Other Regulatory Assets

Other regulatory assets consist primarily of deferred costs associated with certain components of NJNG’s SBC, as discussed further in the regulatory proceedings section, and NJNG’s compliance with federal- and state-mandated PIM provisions. NJNG’s related costs to maintain the operational integrity of its distribution and transmission main are recoverable, without interest, subject to BPU review and approval. As of September 30, 2020, NJNG recorded $1.8 million of PIM in other regulatory assets, which is being recovered through base rates over a seven-year amortization period effective October 2016.

The following is a description of certain regulatory proceedings during fiscal 2019 and 2020:

In March 2019, NJNG filed a base rate case with the BPU requesting a natural gas revenue increase of $128.2 million, including a change in the Company’s overall rate of return on rate base to 7.87 percent. NJNG is also seeking permission to request recovery for SRL in a future filing, upon completion of the project. On July 2, 2019, the Company filed an update with actual information through May 31, 2019, which reflected a revenue increase of $129.8 million. In September 2019, the Company filed a second update with actual information through August 31, 2019, which reflected a revenue increase of $134.3 million. On November 13, 2019, the BPU issued an order adopting a stipulation of settlement approving a $62.2 million increase to base rates, which were effective on November 15, 2019. The increase includes an overall rate of return on rate base of 6.95 percent, return on common equity of 9.6 percent, a common equity ratio of 54 percent and a depreciation rate of 2.78 percent.

BGSS and CIP

BGSS rates are normally revised on an annual basis. In addition, to manage the fluctuations in wholesale natural gas costs, NJNG has the ability to make two interim filings during each fiscal year to increase residential and small commercial customer BGSS rates on a self-implementing and provisional basis. NJNG is also permitted to refund or credit back a portion of the commodity costs to customers at any time given five days’ notice when the natural gas commodity costs decrease in comparison to amounts projected or to amounts previously collected from customers. Concurrent with the annual BGSS filing, NJNG files for an annual review of its CIP. NJNG’s annual BGSS and CIP filings are summarized as follows:

•2018 BGSS/CIP filing — In April 2019, the BPU approved NJNG’s annual petition on a final basis to maintain its BGSS rate for residential and small commercial customers and increase its balancing charge rate, resulting in a $10.3 million increase to the annual revenues credited to BGSS, as well as changes to the CIP rates, which resulted in a $30.9 million annual recovery decrease effective October 2018.

•On December 28, 2018, NJNG notified the BPU that it will increase the BGSS rate, effective February 1, 2019, resulting in an estimated $10.9 million increase to the revenues credited to BGSS from February through September 30, 2019.

•2019 BGSS/CIP filing — On March 27, 2020, the BPU approved, on a final basis, NJNG’s annual petition to modify its BGSS, balancing charge and CIP rates. The rate changes resulted in a $17.6 million decrease to the annual revenues credited to BGSS and a $15.6 million annual increase related to its balancing charge, as well as changes to CIP rates, which resulted in a $10.6 million annual recovery increase, effective October 1, 2019.

•2020 BGSS/CIP filing — On September 9, 2020, the BPU approved NJNG’s annual petition to modify its BGSS, balancing charge and CIP rates for residential and small commercial customers. The rate changes will result in a $20.4 million decrease to the annual revenues credited to BGSS, a $3.8 million annual decrease related to its balancing charge, as well as changes to CIP rates, which will result in a $16.5 million annual recovery increase, effective October 1, 2020.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives, which are designed to encourage the installation of high efficiency heating and cooling equipment and other upgrades to promote energy efficiency to its residential and commercial customers while stimulating state and local economies through the creation of jobs. Depending on the specific initiative or approval, NJNG recovers costs associated with the programs over a three- to 10-year period through a tariff rider mechanism. As of September 30, 2020, the BPU approved total SAVEGREEN investments of approximately $354.3 million, including $135 million that was approved in September 2018, for a continuation of existing EE programs and the implementation of new programs through December 2021.

On September 25, 2020, NJNG filed a petition with the BPU for an additional three-year SAVEGREEN program consisting of approximately $127 million of direct investment, $113 million in financing options, and approximately $23 million in operation and maintenance expenses, to be effective July 1, 2021. SAVEGREEN investments and costs are filed with the BPU on an annual basis. NJNG’s annual EE filings are summarized as follows:

•2018 EE filing — On December 18, 2018, the BPU approved a decrease in NJNG's EE recovery rate reflecting actual costs incurred through September 30, 2018, which resulted in an annual recovery of approximately $8.8 million, effective January 1, 2019.

•2019 EE filing — On October 25, 2019, the BPU approved an increase in NJNG's EE recovery rate, which resulted in an annual recovery of approximately $11.3 million, effective November 1, 2019.

•2020 EE filing — On May 29, 2020, NJNG filed a petition with the BPU to minimally decrease its EE recovery rate. Throughout the course of the proceeding, the Company updated the filing for additional actual information. Based on the updated information, the BPU approved the request to maintain its existing rate, which will result in an annual recovery of approximately $11.4 million, effective November 1, 2020.

Societal Benefits Charge

The SBC is comprised of three primary riders that allow NJNG to recover costs associated with USF, which is a permanent statewide program for all natural gas and electric utilities for the benefit of income-eligible customers, MGP remediation and the NJCEP. NJNG has submitted the following filings to the BPU, which include a report of program expenditures incurred each program year:

•2018 SBC filing — In September 2018, the BPU approved NJNG’s annual USF compliance filing to increase the statewide USF rate, which resulted in a $1 million annual increase, effective October 1, 2018. In March 2019, the BPU approved NJNG’s annual SBC application requesting recovery of remediation expenses incurred through June 30, 2018, an increase in the RAC of approximately $1.4 million annually, and an increase to the NJCEP factor, which resulted in an annual increase of approximately $1.9 million, effective April 1, 2019.

•2019 SBC filing — On June 24, 2019, NJNG filed its annual USF compliance filing proposing an increase to the statewide USF rate, which will result in the annual recovery increasing by $1.2 million, effective October 1, 2019. On September 27, 2019, NJNG filed its annual SBC application requesting to recover remediation expenses including an increase in the RAC, of approximately $1.4 million annually and an increase to the NJCEP factor, which resulted in an annual increase of approximately $3.3 million, effective April 1, 2020. On March 16, 2020, a stipulation was signed in NJNG's annual SBC application which included an increase in the RAC rate of $1.2 million annually and a decrease to the NJCEP factor of $600,000. The BPU approved the stipulation on September 9, 2020, effective October 1, 2020.

•2020 USF filing — On June 25, 2020, NJNG filed its annual USF compliance filing proposing a decrease to the statewide USF rate, decreasing the annual recovery by approximately $400,000. On September 23, 2020, the BPU approved the decrease, effective October 1, 2020.

•2020 SBC filing — On September 29, 2020, NJNG filed its annual SBC application requesting to recover remediation expenses including an increase in the RAC, of approximately $1.3 million annually and an increase to the NJCEP factor, which will result in an annual increase of approximately $6 million, effective April 1, 2021.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Infrastructure Programs

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant for customer growth and its associated PIM and infrastructure programs. NJNG continues to implement BPU-approved infrastructure projects that are designed to enhance the reliability of NJNG’s natural gas distribution system, including SAFE and NJ RISE.

SAFE/NJ RISE

The SAFE program replaces portions of NJNG’s natural gas distribution unprotected steel, cast iron infrastructure and associated services to improve the safety and reliability of the natural gas distribution system. SAFE I was approved to invest up to $130 million, exclusive of AFUDC, over a four-year period. SAFE II was approved to invest up to $200 million, excluding AFUDC, over a five-year period. NJNG will recover approximately $157.5 million through annual rate filings, with the remainder recovered through subsequent rate cases. As a condition of approval of the program, NJNG was required to file a base rate case no later than November 2019 and satisfied this requirement with its March 29, 2019 base rate case filing.

NJ RISE consists of six capital investment projects estimated to cost $102.5 million over a five-year period, excluding AFUDC, for natural gas distribution storm-hardening and mitigation projects, along with incremental depreciation expense. NJ RISE includes a weighted average cost of capital that ranges from 6.74 percent to 6.9 percent and a return on equity of 9.75 percent. Requests for recovery of future NJ RISE capital costs will occur in conjunction with SAFE II.

On September 17, 2018, the BPU approved NJNG’s petition requesting a base rate increase of $6.8 million annually for the recovery of SAFE II and NJ RISE capital investment costs related to the 12 months ending June 30, 2018, effective October 1, 2018. On September 27, 2019, the BPU approved NJNG’s annual petition requesting a base rate increase of $7.8 million, effective October 1, 2019.

On March 30, 2020, NJNG filed a petition with the BPU requesting a base rate increase of approximately $7.4 million for the recovery associated with NJ RISE and SAFE II capital investments cost of approximately $57.9 million made through June 30, 2020. On July 24, 2020, the Company updated this filing for actual information through June 30, 2020 and the revised rate increase requested is $7.1 million based on $55.1 million of actual capital investments. On September 9, 2020, the BPU approved the increase, effective October 1, 2020.

Southern Reliability Link

The SRL is an approximately 30-mile, 30-inch transmission main designed to support improved system reliability and integrity in the southern portion of NJNG’s service territory. All approvals required for the completion of the project have been received and construction began in December 2018.

Infrastructure Investment Program

On February 28, 2019, NJNG filed a petition with the BPU seeking authority to implement a five-year IIP. The IIP consists of two components, transmission and distribution investments and information technology replacement and enhancements. The total investment for the IIP is approximately $507 million. Upon approval from the BPU, investments will be recovered through annual filings to adjust base rates. On October 28, 2020, the BPU approved the Company’s transmission and distribution component of the IIP for $150 million over five years, effective November 1, 2020. The recovery of information technology replacement and enhancements, that was included in the original IIP filing, will be included as part of base rate filings as projects are placed in service.

Other Filings

COVID-19

On July 2, 2020, the BPU issued an order which authorized New Jersey utilities to create a regulatory asset by deferring incremental COVID-19 related costs and required a related quarterly report be filed for the COVID-19-related costs and savings incurred. Utilities must file petition by later of December 31, 2021, or within 60 days of the close of the regulatory asset period and rate recovery can be addressed in the filing or the utility may request consideration be deferred to future rate case. Any potential rate recovery and the appropriate period of recovery, will be addressed through that filing, or may request a deferral of rate recovery for a future base rate case.

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

As a result of the changes associated with the Tax Act, NJNG recorded a decrease in its net deferred tax liability of $228.4 million, which included $164.3 million for the revaluation of its deferred income taxes and $64.1 million for the accounting of the income tax effects on the revaluation of those deferred income taxes. These amounts were recorded as a regulatory liability on the Consolidated Balance Sheets. On March 1, 2018, NJNG submitted its required filing to the BPU proposing a $19.7 million base rate reduction and customer refunds of approximately $31 million, which is inclusive of state sales tax and interest at the Company’s short-term debt rate as specified in the Company’s last base rate case. On March 26, 2018, the BPU approved, on an interim basis, the $19.7 million rate reduction, effective April 1, 2018. On May 22, 2018, the BPU approved final rates and customer refunds of the $31 million. These credits were returned to customer accounts in June 2018. As of September 30, 2020, the regulatory liability included excess deferred income taxes of $195 million, which requires amortization over the remaining life of the utility plant consistent with IRS normalization principles.

5. DERIVATIVE INSTRUMENTS

The Company is subject primarily to commodity price risk due to fluctuations in the market price of natural gas, SRECs and electricity. To manage this risk, the Company enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas, SRECs and electricity. In addition, the Company is exposed to foreign currency and interest rate risk and may utilize foreign currency derivatives to hedge Canadian dollar denominated natural gas purchases and/or sales and interest rate derivatives to reduce exposure to fluctuations in interest rates. All of these types of contracts are accounted for as derivatives, unless the Company elects NPNS, which is done on a contract-by-contract election. Accordingly, all of the financial and certain of the Company's physical derivative instruments are recorded at fair value on the Consolidated Balance Sheets. For a more detailed discussion of the Company’s fair value measurement policies and level disclosures associated with the Company’s derivative instruments, see Note 6. Fair Value.

Energy Services

Energy Services chooses not to designate its financial commodity and physical forward commodity derivatives as accounting hedges or to elect NPNS. The changes in the fair value of these derivatives are recorded as a component of natural gas purchases or operating revenues, as appropriate for Energy Services, on the Consolidated Statements of Operations as unrealized gains or losses. For Energy Services at settlement, realized gains and losses on all financial derivative instruments are recognized as a component of natural gas purchases and realized gains and losses on all physical derivatives follow the presentation of the related unrealized gains and losses as a component of either natural gas purchases or operating revenues.

Energy Services also enters into natural gas transactions in Canada and, consequently, is exposed to fluctuations in the value of Canadian currency relative to the U.S. dollar. Energy Services may utilize foreign currency derivatives to lock in the exchange rates associated with natural gas transactions denominated in Canadian currency. The derivatives may include currency forwards, futures or swaps and are accounted for as derivatives. These derivatives are typically used to hedge demand fee payments on pipeline capacity, storage and natural gas purchase agreements.

As a result of Energy Services entering into transactions to borrow natural gas, commonly referred to as “park and loans,” an embedded derivative is recognized relating to differences between the fair value of the amount borrowed and the fair value of the amount that will ultimately be repaid, based on changes in the forward price for natural gas prices at the borrowed location over the contract term. This embedded derivative is accounted for as a forward sale in the month in which the repayment of the borrowed natural gas is expected to occur, and is considered a derivative transaction that is recorded at fair value on the Consolidated Balance Sheets, with changes in value recognized in current-period earnings.

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

Natural Gas Distribution

NJNG’s physical and financial commodity derivatives, except for those designated as NPNS, are recognized at fair value on the Consolidated Balance Sheets. Because NJNG recovers these amounts through future BGSS rates as increases or decreases to the cost of natural gas in NJNG’s tariff for gas service, the changes in fair value of these contracts are deferred as a component of regulatory assets or liabilities on the Consolidated Balance Sheets. Effective January 1, 2016, the Company prospectively applies the NPNS scope exception on a case-by-case basis to certain qualifying physical commodity contracts. Contracts that are designated as NPNS are recognized in regulatory assets or liabilities on the Consolidated Balances Sheets upon settlement. The average cost of natural gas is charged to expense in the current-period earnings based on the BGSS factor times the therm sales.

In June 2015, NJNG entered into a treasury lock transaction to fix a benchmark treasury rate of 3.26 percent associated with a $125 million debt issuance that was finalized in May 2018. This debt issuance coincided with the maturity of NJNG's $125 million, 5.6 percent notes that came due May 15, 2018. This treasury lock was settled on March 13, 2018, which coincided with the pricing of the new debt being issued. Settlement of the treasury lock resulted in a $2.6 million loss, which was recorded as a component of regulatory assets on the Consolidated Balance Sheets and will be amortized in earnings over the term of the $125 million, 4.01 percent notes that were issued on May 11, 2018.

During fiscal 2020, NJNG entered into treasury lock transactions to fix the benchmark treasury rate associated with a $75 million debt tranche that was issued in September 2020. Settlement of the treasury locks resulted in a $6.6 million loss, which was recorded as a component of regulatory assets on the Consolidated Balance Sheets and will be amortized in earnings over the term of the debt as a component of interest expense on the Consolidated Statements of Operations, which totaled $50,000, as of September 30, 2020.

Clean Energy Ventures

The Company elects NPNS accounting treatment on qualifying PPA contracts executed by Clean Energy Ventures that meet the definition of a derivative. Contracts designated as NPNS are accounted for on an accrual basis. Accordingly, electricity sales are recognized in revenues throughout the term of the PPA as electricity is delivered. NPNS is a contract-by-contract election and where it makes sense to do so, the Company can and may elect certain contracts to be normal.

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

During fiscal 2020, NJR entered into treasury lock transactions to fix the benchmark treasury rate associated with $260 million debt issuance that was finalized in July 2020 and a $200 million debt issuance that was finalized in September 2020. NJR designated its treasury lock contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges were recorded in OCI. Settlement of the treasury locks resulted in a loss of $13.7 million, which was recorded within OCI and will be amortized in earnings over the life of the debt as a component of interest expense on the Consolidated Statements of Operations, which totaled $108,000, net of tax, as of September 30, 2020.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Fair Value of Derivatives

The following table reflects the fair value of the Company’s derivative assets and liabilities recognized on the Consolidated Balance Sheets as of September 30:

		Fair Value
		2020		2019
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$78	$76	$67	$245
Financial commodity contracts	Derivatives - current	71	282	382	570
Energy Services:
Physical commodity contracts	Derivatives - current	6,454	20,438	6,847	27,540
	Derivatives - noncurrent	1,264	12,003	1,710	12,641
Financial commodity contracts	Derivatives - current	16,671	12,965	17,806	29,057
	Derivatives - noncurrent	2,037	1,346	5,716	6,105
Foreign currency contracts	Derivatives - current	36	104	1	211
	Derivatives - noncurrent	48	3	—	75
Total fair value of derivatives		$26,659	$47,217	$32,529	$76,444

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

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of September 2020:
Derivative assets:
Energy Services
Physical commodity contracts	$7,718	$(3,587)	$(200)	$3,931
Financial commodity contracts	18,708	(14,311)	—	4,397
Foreign currency contracts	84	(84)	—	—
Total Energy Services	$26,510	$(17,982)	$(200)	$8,328
Natural Gas Distribution
Physical commodity contracts	$78	$(65)	$—	$13
Financial commodity contracts	71	(71)	—	—
Total Natural Gas Distribution	$149	$(136)	$—	$13
Derivative liabilities:
Energy Services
Physical commodity contracts	$32,441	$(3,587)	$—	$28,854
Financial commodity contracts	14,311	(14,311)	—	—
Foreign currency contracts	107	(84)	—	23
Total Energy Services	$46,859	$(17,982)	$—	$28,877
Natural Gas Distribution
Physical commodity contracts	$76	$(65)	$—	$11
Financial commodity contracts	282	(71)	—	211
Total Natural Gas Distribution	$358	$(136)	$—	$222
As of September 30, 2019:
Derivative assets:
Energy Services
Physical commodity contracts	$8,557	$(2,906)	$(200)	$5,451
Financial commodity contracts	23,522	(19,646)	—	3,876
Foreign currency contracts	1	(1)	—	—
Total Energy Services	$32,080	$(22,553)	$(200)	$9,327
Natural Gas Distribution
Physical commodity contracts	$67	$(9)	$—	$58
Financial commodity contracts	382	(382)		—
Total Natural Gas Distribution	$449	$(391)	$—	$58
Derivative liabilities:
Energy Services
Physical commodity contracts	$40,181	$(2,906)	$—	$37,275
Financial commodity contracts	35,162	(19,646)	(15,516)	—
Foreign currency contracts	286	(1)	—	285
Total Energy Services	$75,629	$(22,553)	$(15,516)	$37,560
Natural Gas Distribution
Physical commodity contracts	$245	$(9)	$—	$236
Financial commodity contracts	570	(382)	(188)	—
Total Natural Gas Distribution	$815	$(391)	$(188)	$236
(1)Derivative assets and liabilities are presented on a gross basis on the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.
(2)Includes transactions with NAESB netting election, transactions held by FCMs with net margining and transactions with ISDA netting.
(3)Financial collateral includes cash balances at FCMs, as well as cash received from or pledged to other counterparties.
(4)Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Energy Services utilizes financial derivatives to economically hedge the gross margin associated with the purchase of physical natural gas to be used for storage injection and its subsequent sale at a later date. The gains (losses) on the financial transactions that are economic hedges of the cost of the purchased natural gas are recognized prior to the gains (losses) on the physical transaction, which are recognized in earnings when the natural gas is delivered. Therefore, mismatches between the timing of the recognition of realized gains (losses) on the financial derivative instruments and gains (losses) associated with the actual sale of the natural gas that is being economically hedged, along with fair value changes in derivative instruments, creates volatility in the results of Energy Services, although the Company’s intended economic results relating to the entire transaction are unaffected.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations as of September 30:

(Thousands)	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:		2020	2019	2018
Energy Services:
Physical commodity contracts	Operating revenues	$1,163	$(5,732)	$(9,311)
Physical commodity contracts	Natural gas purchases	(3,366)	(521)	(197)
Financial commodity contracts	Natural gas purchases	58,949	(643)	(24,622)
Foreign currency contracts	Natural gas purchases	(41)	(283)	(379)
Home Services and Other:
Interest rate contracts	Interest expense	—	(233)	334
Total unrealized and realized (losses) gains		$56,705	$(7,412)	$(34,175)

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

The following table reflects the gains (losses) associated with NJNG’s derivative instruments as of September 30:

(Thousands)	2020	2019	2018
Natural Gas Distribution:
Physical commodity contracts	$2,077	$5,926	$1,232
Financial commodity contracts	(3,903)	(7,700)	1,844
Interest rate contracts	—	—	8,467
Total unrealized and realized (losses) gains	$(1,826)	$(1,774)	$11,543

NJR designates its treasury lock contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to interest expense on the Consolidated Statements of Operations.

The following table reflects the effect of derivative instruments designated as cash flow hedges in OCI as of September 30:

(Thousands)	Amount of Pre-tax Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from OCI into Income	Amount of Pre-tax Gain (Loss) Reclassified from OCI into Income
Derivatives in cash flow hedging relationships:	2020	2019		2020	2019
Interest rate contracts	$(13,568)	$—	Interest expense	$140	$—

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
NJNG and Energy Services had the following outstanding long (short) derivatives as of September 30:

		Volume (Bcf)
	Transaction Type	2020	2019
Natural Gas Distribution	Futures	23.7	27.6
	Physical Commodity	6.0	11.6
Energy Services	Futures	(27.5)	(29.6)
	Swaps	(1.8)	(5.0)
	Options	—	1.0
	Physical Commodity	5.0	44.5
Not included in the above table are Energy Services' net notional amount of foreign currency transactions of approximately $5.1 million and $6.2 million and 960,000 and 796,000 SRECs that were open, as of September 30, 2020 and 2019, respectively.

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

(Thousands)	Balance Sheet Location	2020	2019
Natural Gas Distribution	Restricted broker margin accounts	$13,525	$1,982
Energy Services	Restricted broker margin accounts	$55,919	$71,741

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of September 30, 2020. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$132,105
Noninvestment grade	8,527
Internally-rated investment grade	24,647
Internally-rated noninvestment grade	12,471
Total	$177,750

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company’s credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2020 and 2019, were considered immaterial. These amounts differ from the respective net derivative liabilities reflected on the Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

As of September 30, the estimated fair value of long-term debt at NJNG and NJR, including current maturities, excluding finance leases and debt issuance costs, is as follows (1):

(Thousands)	2020	2019
NJNG (2) (3)
Carrying value	$1,092,845	$892,845
Fair market value	$1,271,715	$984,129
NJR (4)
Carrying value	$1,010,000	$550,000
Fair market value	$1,146,033	$584,735
(1)See Note 9. Debt for a reconciliation to long-term and short-term debt.
(2)Excludes finance leases of $74.2 million and $35.4 million as of September 30, 2020 and September 30, 2019, respectively.
(3)Excludes NJNG's debt issuance costs of $9.2 million and $9 million as of September 30, 2020 and September 30, 2019, respectively.
(4)Excludes NJR's debt issuance costs of $3.4 million and $2 million as of September 30, 2020 and September 30, 2019, respectively.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Clean Energy Ventures enters into transactions to sell certain commercial solar assets and lease the assets back for a term specified in the lease. These transactions are considered financing obligations for accounting purposes and are recorded within long-term debt on the Consolidated Balance Sheets. The estimated fair value of solar asset financing obligations as of September 30, 2020 and September 30, 2019 was $149.2 million and $98.6 million, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of September 30, 2020, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

Level 1Unadjusted quoted prices for identical assets or liabilities in active markets. The Company’s Level 1 assets and liabilities include exchange traded natural gas futures and options contracts, listed equities and money market funds. Exchange traded futures and options contracts include all energy contracts traded on the NYMEX, CME and ICE that the Company refers to internally as basis swaps, fixed swaps, futures and financial options that are cleared through a FCM.

Level 2Other significant observable inputs, such as interest rates or price data, including both commodity and basis pricing that is observed either directly or indirectly from publications or pricing services. The Company’s Level 2 assets and liabilities include over-the-counter physical forward commodity contracts and swap contracts, SREC forward sales or derivatives that are initially valued using observable quotes and are subsequently adjusted to include time value, credit risk or estimated transport pricing components for which no basis price is available. Level 2 financial derivatives consist of transactions with non-FCM counterparties (basis swaps, fixed swaps and/or options). Inputs are verifiable and do not require significant management judgment. For some physical commodity contracts, the Company utilizes transportation tariff rates that are publicly available and that it considers to be observable inputs that are equivalent to market data received from an independent source. There are no significant judgments or adjustments applied to the transportation tariff inputs and no market perspective is required. Even if the transportation tariff input were considered to be a “model,” it would still be considered to be a Level 2 input as the data is:

•widely accepted and public;
•non-proprietary and sourced from an independent third party; and
•observable and published.

These additional adjustments are generally not considered to be significant to the ultimate recognized values.

Level 3Inputs derived from a significant amount of unobservable market data. These include the Company’s best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 2020:
Assets
Physical commodity contracts	$—	$7,796	$—	$7,796
Financial commodity contracts	18,279	500	—	18,779
Financial commodity contracts - foreign exchange	—	84	—	84
Money market funds	112,291	—	—	112,291
Other	1,840	—	—	1,840
Total assets at fair value	$132,410	$8,380	$—	$140,790
Liabilities
Physical commodity contracts	$—	$32,517	$—	$32,517
Financial commodity contracts	14,593	—	—	14,593
Financial commodity contracts - foreign exchange	—	107	—	107
Total liabilities at fair value	$14,593	$32,624	$—	$47,217
As of September 30, 2019:
Assets
Physical commodity contracts	$—	$8,624	$—	$8,624
Financial commodity contracts	20,028	3,876	—	23,904
Financial commodity contracts - foreign exchange	—	1	—	1
Other (1)	1,706	—	—	1,706
Total assets at fair value	$21,734	$12,501	$—	$34,235
Liabilities
Physical commodity contracts	$—	$40,426	$—	$40,426
Financial commodity contracts	35,732	—	—	35,732
Financial commodity contracts - foreign exchange	—	286	—	286
Total liabilities at fair value	$35,732	$40,712	$—	$76,444
(1)Includes money market funds.

See Note 5. Derivative Instruments for additional details.

7. INVESTMENTS IN EQUITY INVESTEES

As of September 30, the Company’s investments in equity method investees includes the following:

(Thousands)	2020	2019
Steckman Ridge (1)	$112,378	$114,428
PennEast (2)	95,997	85,840
Total	$208,375	$200,268
(1)Includes loans with a total outstanding principal balance of $70.4 million for both fiscal 2020 and 2019, which accrue interest at a variable rate that resets quarterly and are due October 1, 2023.
(2)Includes a deferred tax component related to AFUDC equity of $4.6 million and $4.1 million for September 30, 2020 and September 30, 2019, respectively.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Steckman Ridge

The Company holds a 50 percent equity method investment in Steckman Ridge, a jointly owned and controlled natural gas storage facility located in Bedford County, Pennsylvania. Due to the anticipated expiration of a customer contract, the Company evaluated its investment in Steckman Ridge for other-than-temporary impairment and determined an impairment charge was not necessary.

The fair value of the Company’s investment in Steckman Ridge was determined using a discounted cash flow method and utilized management’s best estimates and assumptions related to expected future results, including the price and capacity of firm natural gas storage contracting, operations and maintenance costs, the nature and timing of major maintenance and capital investment, and discount rates. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and other factors. As a result, it is reasonably possible that unfavorable developments, such as the failure to execute storage contracts and other services for available capacity at anticipated price levels could result in an other-than temporary impairment charge in the Consolidated Financial Statements.

PennEast

The Company, through its subsidiary NJR Midstream Company, is a 20 percent investor in PennEast, a partnership whose purpose is to construct and operate a 120-mile natural gas pipeline that will extend from northeast Pennsylvania to western New Jersey. PennEast received a Certificate of Public Convenience and Necessity for the project from FERC on January 19, 2018.

On September 10, 2019, the Third Circuit issued an order overturning the U.S. District Court for the District of New Jersey’s order granting PennEast condemnation and immediate access in accordance with the Natural Gas Act to certain properties in which the State of New Jersey holds an interest. A Petition for Rehearing was denied by the Third Circuit on November 5, 2019.

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

On January 30, 2020, PennEast filed an amendment with FERC to construct the PennEast pipeline in two phases. Phase one consists of construction of a 68-mile pipeline in Pennsylvania from the eastern Marcellus Shale region in Luzerne County that would terminate in Northampton County. Phase two includes construction of the remaining original certificated route in Pennsylvania and New Jersey. Construction could begin following approval by FERC of the phased approach and receipt of any remaining governmental and regulatory permits.

On February 18, 2020, PennEast filed a writ of certiorari with the Supreme Court of the U.S. to review the September 10, 2019 Third Circuit decision.

On June 29, 2020, the Supreme Court requested that the Solicitor General of the U.S. file a brief that expresses the views on the question of the use of eminent domain to acquire state owned lands for pipeline construction.

The Company evaluated its investment in PennEast for other-than-temporary impairment and determined an impairment charge was not necessary. The Company estimated the fair value of its investment in PennEast using probability-weighted scenarios of discounted future cash flows. Management made significant estimates and assumptions related to development options and legal outcomes, construction costs, timing of capital investments and in-service dates, revenues and discount rates. Higher probabilities were assumed related to those scenarios where the project is completed. The discounted cash flow scenarios contemplated the impact of key assumptions of future court decisions and future management decisions and requires management to make significant estimates regarding the likelihood of various scenarios and assumptions. It is reasonably possible that future unfavorable developments, such as a reduced likelihood of success from development options and legal outcomes, estimated increases in construction costs, increases in the discount rate, or further significant delays, could result in

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
an impairment of our equity method investment. Also, the use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an other-than-temporary impairment charge in the Consolidated Financial Statements.

8. EARNINGS PER SHARE

The following table presents the calculation of the Company’s basic and diluted earnings per share for the fiscal years ended September 30:

(Thousands, except per share amounts)	2020	2019	2018
Net income, as reported	$193,919	$169,505	$233,436
Basic earnings per share
Weighted average shares of common stock outstanding-basic	94,798	89,242	87,689
Basic earnings per common share	$2.05	$1.90	$2.66
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	94,798	89,242	87,689
Incremental shares (1)	309	374	626
Weighted average shares of common stock outstanding-diluted	95,107	89,616	88,315
Diluted earnings per common share (2)	$2.04	$1.89	$2.64
(1)Incremental shares consist primarily of unvested stock awards and performance units.
(2)There were anti-dilutive shares of 74,000 excluded from the calculation of diluted earnings per share related to the equity forward sale agreement for fiscal 2020. There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for fiscal 2019 and 2018.

9. DEBT

NJNG and NJR finance working capital requirements and capital expenditures through the issuance of various long-term debt and other financing arrangements, including unsecured credit and private placement debt shelf facilities. Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Long-term Debt

The following table presents the long-term debt of the Company as of September 30:

(Thousands)			2020	2019
NJNG
First mortgage bonds:		Maturity date:
3.00%	Series OO	August 1, 2041	46,500	46,500
3.15%	Series PP	April 15, 2028	50,000	50,000
3.58%	Series QQ	March 13, 2024	70,000	70,000
4.61%	Series RR	March 13, 2044	55,000	55,000
2.82%	Series SS	April 15, 2025	50,000	50,000
3.66%	Series TT	April 15, 2045	100,000	100,000
3.63%	Series UU	June 21, 2046	125,000	125,000
4.01%	Series VV	May 11, 2048	125,000	125,000
3.50%	Series WW	April 1, 2042	10,300	10,300
3.38%	Series XX	April 1, 2038	10,500	10,500
2.45%	Series YY	April 1, 2059	15,000	15,000
3.76%	Series ZZ	July 17, 2049	100,000	100,000
3.86%	Series AAA	July 17, 2059	85,000	85,000
2.75%	Series BBB	August 1, 2039	9,545	9,545
3.00%	Series CCC	August 1, 2043	41,000	41,000
3.13%	Series DDD	June 30, 2050	50,000	—
3.13%	Series EEE	July 23, 2050	50,000	—
3.33%	Series FFF	July 23, 2060	25,000	—
2.87%	Series GGG	September 1, 2050	25,000	—
2.97%	Series HHH	September 1, 2060	50,000	—
Finance lease obligation-buildings		June 30, 2037	47,597	5,637
Finance lease obligation-meters		Various dates	26,562	29,744
Less: Debt issuance costs			(9,195)	(9,027)
Less: Current maturities of long-term debt			(10,416)	(10,420)
Total NJNG long-term debt			1,147,393	908,779
NJR
3.25%	Unsecured senior notes	September 17, 2022	50,000	50,000
3.20%	Unsecured senior notes	August 18, 2023	50,000	50,000
3.48%	Unsecured senior notes	November 7, 2024	100,000	100,000
3.54%	Unsecured senior notes	August 18, 2026	100,000	100,000
3.96%	Unsecured senior notes	June 8, 2028	100,000	100,000
3.29%	Unsecured senior notes	July 17, 2029	150,000	150,000
3.60%	Unsecured senior notes	July 23, 2032	130,000	—
3.50%	Unsecured senior notes	July 23, 2030	130,000	—
3.25%	Unsecured senior notes	September 1, 2033	80,000	—
3.13%	Unsecured senior notes	September 1, 2031	120,000	—
Less: Debt issuance costs			(3,424)	(2,004)
Less: Current maturities of long-term debt			—	—
Total NJR long-term debt			1,006,576	547,996
Clean Energy Ventures
Solar asset financing obligation		Various dates	122,317	91,401
Less: Current maturities of long-term debt			(16,820)	(10,999)
Total Clean Energy Ventures long-term debt			105,497	80,402
Total long-term debt			$2,259,466	$1,537,177

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Annual long-term debt redemption requirements, excluding finance leases, debt issuance costs and solar asset financing obligations, as of September 30, are as follows:

(Thousands)	NJR	NJNG
2021	$—	$—
2022	$50,000	$—
2023	$50,000	$—
2024	$100,000	$70,000
2025	$—	$50,000
Thereafter	$810,000	$972,845

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

NJNG’s Mortgage Indenture does not restrict NJNG’s ability to pay dividends. New Jersey Administrative Code 14:4-4.7 states that a public utility cannot issue dividends, without regulatory approval, if its equity to total capitalization ratio falls below 30 percent. As of September 30, 2020, NJNG’s equity to total capitalization ratio is 53.1 percent and has the ability to issue up to $1.1 billion of FMB under the terms of the Mortgage Indenture.

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

On August 1, 2019, NJNG completed a remarketing of three existing variable rate FMBs, with a total principal amount of $97 million, which fixed the interest rates of the bonds. NJNG remarketed $46.5 million at 3 percent due August 1, 2041, $41 million at 3 percent due August 2043 and $9.5 million at 2.75 percent due August 1, 2039. EDA Bonds are special, limited obligations of the EDA payable solely from payments made by NJNG pursuant to a Loan Agreement and are secured by the pledge of $97 million principal amount of the FMB issued by the Company.

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

On September 1, 2020, NJNG entered into and issued a Note Purchase Agreement for $75 million of its senior notes, of which $25 million were at an interest rate of 2.87 percent, maturing in 2050, and $50 million were at an interest rate of 2.97 percent, maturing in 2060. The senior notes are secured by an equal principal amount of NJNG’s FMBs issued under NJNG’s Mortgage Indenture.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Sale Leasebacks

NJNG has entered into a sale leaseback for its headquarters building, which has a 16-year term that expires in June 30, 2037. The present value of the agreement’s lease payments is reflected as a finance lease liability, which are included in utility plant and long-term debt, respectively, on the Consolidated Balance Sheets.

NJNG received $4 million, $9.9 million and $7.8 million for fiscal 2020, 2019 and 2018, respectively, in connection with the sale leaseback of its natural gas meters. NJNG records a finance lease liability that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. During fiscal 2020, 2019 and 2018, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1.2 million, $1.1 million and $2.2 million, respectively.

Contractual commitments for finance lease payments, as of the fiscal years ended September 30, are as follows:

(Thousands)	senior note
2021	$54,992
2022	6,004
2023	4,622
2024	5,279
2025	3,396
Thereafter	2,324
Subtotal	76,617
Less: Interest component	(2,458)
Total	$74,159

NJR

On July 17, 2019, NJR entered into a Note Purchase Agreement for $150 million of 3.29 percent senior notes due on July 17, 2029. NJR issued $50 million of these senior notes on July 17, 2019 and issued the remaining $100 million of these senior notes on August 15, 2019.

On January 26, 2018, NJR entered into a variable-for-fixed interest rate swap on its $100 million variable rate term loan, which fixed the variable rate at 2.84 percent. The swap terminated on August 16, 2019, which coincided with the maturity of the debt. NJR had no long-term variable-rate debt outstanding as of September 30, 2020 and 2019.

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

On September 1, 2020, NJR entered into and issued a Note Purchase Agreement for $200 million of its senior notes, of which $120 million are at a fixed interest rate of 3.13 percent, maturing in 2031, and $80 million are at a fixed interest rate of 3.25 percent, maturing in 2033. The senior notes are unsecured and guaranteed by certain unregulated subsidiaries of NJR.

Clean Energy Ventures

Clean Energy Ventures received proceeds of $42.9 million and $71.5 million in fiscal 2020 and 2018, respectively, in connection with the sale leaseback of commercial solar assets. Clean Energy Ventures did not receive proceeds related to the sale leaseback of commercial solar assets during fiscal 2019. Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These sale leasebacks arrangements did not qualify for sale treatment and, therefore, are accounted for as a financing arrangement, which are typically secured by the renewable energy facility asset and its future cash flows from SREC and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from SRECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the contract term.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Contractual commitments for the solar financing obligation payments, as of the fiscal years ended September 30, are as follows:

(Thousands)	Lease Payments
2021	$12,928
2022	12,926
2023	13,003
2024	12,904
2025	8,985
Thereafter	47,268
Subtotal	108,014
Less: Interest component	(23,052)
Total	$84,962

Short-term Debt

A summary of NJR’s and NJNG’s short-term bank facilities as of September 30, are as follows:

(Thousands)	2020	2019	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	December 2023
Notes outstanding at end of period	$125,350	$25,450
Weighted average interest rate at end of period	1.49%	3.04%
Amount available at end of period (2)	$289,356	$394,800
Bank revolving credit facilities (1)	$250,000	$—	April 2021
Notes outstanding at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Amount available at end of period (2)	$250,000	$—
NJNG
Bank revolving credit facilities (3)	$250,000	$250,000	December 2023
Commercial paper outstanding at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Amount available at end of period (4)	$249,269	$249,269
(1)Committed credit facilities, which require commitment fees of 0.075 percent on the unused amounts.
(2)Letters of credit outstanding total $10.3 million and $4.8 million as of September 30, 2020 and 2019, respectively, which reduces amount available by the same amount.
(3)Committed credit facilities, which require commitment fees of 0.075 percent on the unused amounts.
(4)Letters of credit outstanding total $731,000 as of September 30, 2020 and 2019, which reduces amount available by the same amount.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

On October 9, 2019, NJR entered into a $350 million Bridge Facility, which was used primarily to finance the Leaf River acquisition. The Bridge Facility accrued interest at the LIBOR rate for a 1-month interest period plus 0.875 percent during the first 180 days, and 1.075 percent after 180 days. Loans under the Bridge Facility were required to be prepaid to the extent of new cash proceeds received upon the issuance of equity of NJR, the incurrence of indebtedness by NJR or its subsidiaries, the disposition of assets by NJR or its subsidiaries or upon other specified events, in each case subject to certain exceptions set forth in the Bridge Facility. As of September 30, 2020, the loan was repaid in full.

NJR

On April 24, 2020, NJR entered into a 364-day $250 million revolving credit facility with an interest rate based on LIBOR plus 1.625 percent. After six months, all outstanding amounts under the credit facility would convert to a term loan and would be due on April 23, 2021. In connection with entry into this credit facility, as of September 30, 2020, all outstanding borrowings under NJR's December 13, 2019, $150 million revolving line of credit facility were repaid. On October 24, 2020, there was no balance outstanding on the $250 million credit facility. As a result, the credit facility was considered terminated.

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

As of September 30, 2020, NJR had seven letters of credit outstanding totaling $10.3 million on behalf of Energy Services and Clean Energy Ventures. These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

Energy Services’ letters of credit are used for margin requirements for natural gas transactions, collateral and security deposit for retail natural gas sales and expire on dates ranging from December 2020 to September 2021.

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

As of September 30, 2020, NJNG has two letters of credit outstanding for $731,000. NJNG’s letters of credit are used as collateral for remediation projects and expire in August 11, 2021. These letters of credit reduce the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparty and they will be renewed as necessary.

10. STOCK-BASED COMPENSATION

In January 2017, the NJR 2017 Stock Award and Incentive Plan replaced the NJR 2007 Stock Award and Incentive Plan. Shares have been issued in the form of performance share units, restricted stock units, deferred retention stock units and unrestricted common stock to non-employee directors. As of September 30, 2020, 3,189,550 shares remain available for future issuance.

The following table summarizes all stock-based compensation expense recognized during the following fiscal years:

(Thousands)	2020	2019	2018
Stock-based compensation expense:
Performance share awards	$1,943	$5,804	$3,526
Restricted and non-restricted stock	2,868	2,492	2,191
Deferred retention stock	1,725	1,500	7,128
Compensation expense included in operation and maintenance expense	6,536	9,796	12,845
Income tax benefit (1)	(1,900)	(2,848)	(3,734)
Total, net of tax	$4,636	$6,948	$9,111
(1)Excludes additional tax benefit related to delivered shares of $647,000, $1.3 million and $3 million as of September 30, 2020, 2019 and 2018, respectively.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Performance Share Units

In fiscal 2020, the Company granted to certain officers 33,123 performance shares, which are market condition awards that vest on September 30, 2022, subject to the Company meeting certain conditions. In fiscal 2020, the Company also granted to certain officers 48,941 performance shares, of which 30,473 vest on September 30, 2022 and 18,468 vest annually over a three-year period beginning in September 2020, both of which are subject to the Company meeting certain performance conditions.

In fiscal 2019, the Company granted to certain officers 36,392 performance shares, which are market condition awards that vest on September 30, 2021, subject to the Company meeting certain conditions. In fiscal 2019, the Company also granted to certain officers 63,870 performance shares, of which 33,844 vest on September 30, 2021 and 30,026 vest annually over a three-year period beginning in September 2019, both of which are subject to the Company meeting certain performance conditions.

In fiscal 2018, the Company granted to certain officers 31,836 performance shares, which are market condition awards that vested on September 30, 2020, subject to the Company meeting certain conditions. In fiscal 2018, the Company also granted to certain officers 59,341 performance shares, of which 29,608 vested in September 30, 2020 and 29,733 vest annually over a three-year period beginning in September 2018, both of which were subject to the Company meeting certain performance conditions. The vesting of these awards are shown in the table below.

There is approximately $2.4 million of deferred compensation related to unvested performance shares that is expected to be recognized over the weighted average period of 1.7 years.

The following table summarizes the performance share activity under the stock award and incentive plans for the past three fiscal years:

	Shares (1)	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2017	156,587	$30.12	—
Granted	91,177	$44.67	—
Vested (2)	(100,146)	$29.49	$4,714
Cancelled/forfeited	(2,442)	$31.45	—
Non-vested and outstanding at September 30, 2018	145,176	$39.67	—
Granted	100,262	$47.98	—
Vested (3)	(103,009)	$38.52	$4,622
Cancelled/forfeited	(11,920)	$44.34	—
Non-vested and outstanding at September 30, 2019	130,509	$46.53	—
Granted	82,064	$40.61	—
Vested (4)	(55,025)	$44.27	$2,083
Cancelled/forfeited	(1,817)	$44.38	—
Non-vested and outstanding at September 30, 2020	155,731	$44.22	—
(1)The number of common shares issued related to certain performance shares may range from zero to 150 percent of the number of shares shown in the table above based on the Company’s achievement of performance goals.
(2)As certified by the Company’s Leadership and Compensation Committee on November 13, 2018, the number of common shares related to performance shares earned was 99 percent, or 38,660 shares, the number of common shares earned related to NFE performance was 121 percent or 39,694 shares, and the number of common shares earned related to Performance Based Restricted Stock was 100 percent or 36,998 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100 percent.
(3)As certified by the Company’s Leadership and Compensation Committee on November 12, 2019, the number of common shares earned related to TSR performance was 119 percent or 43,641 shares, the number of common shares earned related to NFE performance was 117 percent or 26,413 shares, and the number of common shares earned related to Performance Based Restricted Stock was 100 percent or 24,468 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100 percent.
(4)As certified by the Company’s Leadership and Compensation Committee on November 9, 2020, there were no common shares earned related to TSR performance, the number of common shares earned related to NFE performance was 114 percent or 28,513 shares and the number of common shares earned related to Performance Based Restricted Stock was 100 percent or 11,139 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100 percent.

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

Restricted Stock Units

In fiscal 2020, the Company granted 42,478 shares of restricted stock units that vest annually over a three-year period beginning October 2020. In fiscal 2019, the Company granted 29,222 shares of restricted stock that vest annually over a three-year period beginning in October 2019. In fiscal 2019, the Company also granted 6,062 shares of restricted stock that vest annually over a three-year period beginning April 2020. In fiscal 2018, the Company granted 27,949 shares of restricted stock that vest annually over a three-year period beginning in October 2018. There is approximately $1 million of deferred compensation related to unvested restricted stock shares that is expected to be recognized over the weighted average period of 1.8 years.

The following table summarizes the restricted stock activity under the stock award and incentive plans for the past three fiscal years:

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2017	51,154	$32.40	—
Granted	27,949	$45.00	—
Vested	(33,815)	$31.23	$1,438
Cancelled/forfeited	(1,120)	$33.54	—
Non-vested and outstanding at September 30, 2018	44,168	$41.24	—
Granted	35,284	$48.24	—
Vested	(20,748)	$39.26	$935
Cancelled/forfeited	(548)	$42.96	—
Non-vested and outstanding at September 30, 2019	58,156	$46.18	—
Granted	42,478	$40.61	—
Vested	(25,973)	$44.71	$1,073
Cancelled/forfeited	(1,175)	$43.62	—
Non-vested and outstanding at September 30, 2020	73,486	$43.52	—

Deferred Retention Stock Units

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

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Outstanding at September 30, 2017	672,578	$29.54	—
Granted/Vested	24,167	$45.00	—
Delivered	(452,694)	$29.42	$19,581
Forfeited	(1,969)	$35.56
Outstanding at September 30, 2018	242,082	$32.99	—
Granted/Vested	167,407	$47.95	—
Delivered	(158,733)	$30.32	$7,145
Forfeited	(7,195)	$44.41	—
Outstanding at September 30, 2019	243,561	$44.67	—
Granted/Vested	42,358	$40.72	—
Delivered	(57,673)	$35.25	$2,423
Outstanding at September 30, 2020	228,246	$46.32	—

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Non-Employee Director Stock

Effective January 2020, non-employee director compensation includes an annual equity retainer that is awarded at the time of the Company’s annual meeting of shareowners. The shares vest upon the earlier of the first anniversary of the grant date or the date of the Company’s next annual meeting of shareowners following the grant date and are subsequently amortized to expense over a 12-month period. During fiscal years 2019 and 2018, the equity portion of non-employee director compensation was awarded in shares of NJR common stock. The shares vested immediately and were subsequently amortized to expense over a 12-month period. The following summarizes non-employee director share awards for the past three fiscal years:

	2020		2019	2018
Shares granted	27,696	(1)	26,165	26,524
Weighted average grant date fair value	$42.88		$44.80	$39.85
(1)$311,000 of expense remains as of September 30, 2020, to be recognized through December 31, 2020.

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

The Company’s funding policy for its pension plans is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. In fiscal 2020 and 2019, the Company had no minimum funding requirements. The Company made no discretionary contributions to the pension plans in fiscal 2020 or 2019. The Company does not expect to be required to make additional contributions to fund the pension plans over the following two fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents.

There are no federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. The Company contributed $8.4 million and $7.9 million, in fiscal 2020 and 2019, respectively, and estimates that it will contribute between $5 million and $10 million over each of the next five years. Additional contributions may be required based on market conditions and changes to assumptions.

The Affordable Care Act was enacted in March 2010 and created an excise tax applicable to high-cost health plans, commonly known as the Cadillac Tax. Employers who sponsor health plans that have an annual cost that exceeded an amount defined by the law would pay a 40 percent tax on the excess plan costs beginning in 2022. The 2020 federal spending package permanently eliminated the Affordable Care Act-mandated Cadillac tax on high-cost employer-sponsored health coverage. Due to the repeal, the Company's OPEB liability was revalued for these changes. The Company applied a practical expedient to remeasure the plan assets and obligations as of December 31, 2019, which was the nearest calendar month-end date. The impact of the revaluation of the OPEB liability was recorded as of January 1, 2020 and is incorporated within actuarial assumptions at September 30, 2020.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following summarizes the changes in the funded status of the plans and the related liabilities recognized on the Consolidated Balance Sheets as of September 30:

	Pension (1)		OPEB
(Thousands)	2020	2019	2020	2019
Change in Benefit Obligation
Benefit obligation at beginning of year	$360,477	$298,575	$260,003	$196,785
Service cost	8,223	7,381	4,854	4,404
Interest cost	10,587	12,173	7,026	8,324
Plan participants’ contributions (2)	25	43	194	210
Actuarial loss (gain)	29,738	52,549	(23,226)	54,700
Benefits paid, net of retiree subsidies received	(11,886)	(10,244)	(2,989)	(4,420)
Benefit obligation at end of year	$397,164	$360,477	$245,862	$260,003
Change in plan assets
Fair value of plan assets at beginning of year	$288,634	$279,410	$83,925	$77,980
Actual return on plan assets	30,632	19,194	6,872	2,499
Employer contributions	596	231	8,436	7,926
Benefits paid, net of plan participants’ contributions (2)	(11,894)	(10,201)	(2,827)	(4,479)
Fair value of plan assets at end of year	$307,968	$288,634	$96,406	$83,926
Funded status	$(89,196)	$(71,843)	$(149,456)	$(176,077)
Amounts recognized on Consolidated Balance Sheets
Postemployment employee (liability)
Current	$(531)	$(603)	$(900)	$(800)
Noncurrent	(88,665)	(71,240)	(148,556)	(175,277)
Total	$(89,196)	$(71,843)	$(149,456)	$(176,077)
(1)Includes the Company’s PEP.
(2)Prior to July 1, 1998, employees were eligible to elect an additional participant contribution to enhance their benefits and contributions made during the periods were insignificant.

The actuarial loss on the Company’s pension is primarily due to a decrease in the discount rate used to measure the benefit obligation. The actuarial gain related to the OPEB plans is primarily due to the remeasurement of the plan assets and obligations due to the removal of the Cadillac tax, partially offset by a decrease in the discount rate. The Company recognizes a liability for its underfunded benefit plans as required by ASC 715, Compensation - Retirement Benefits. The Company records the offset to regulatory assets for the portion of liability relating to NJNG and to accumulated other comprehensive income for the portion of the liability related to its unregulated operations.

The following table summarizes the amounts recognized in regulatory assets and accumulated other comprehensive income as of September 30:

	Regulatory Assets		Accumulated Other Comprehensive Income (Loss)
	Pension	OPEB	Pension	OPEB
Balance at September 30, 2018	$66,233	$68,685	$14,633	$7,659
Amounts arising during the period:
Net actuarial loss	38,137	48,452	14,271	9,264
Amounts amortized to net periodic costs:
Net actuarial (loss)	(4,662)	(5,820)	(1,103)	(648)
Prior service credit	(102)	312	—	53
Balance at September 30, 2019	$99,606	$111,629	$27,801	$16,328
Amounts arising during the period:
Net actuarial loss (gain)	11,953	(21,974)	7,731	(1,614)
Amounts amortized to net periodic costs:
Net actuarial (loss)	(7,893)	(6,536)	(2,528)	(907)
Prior service (cost) credit	(102)	182	—	16
Balance at September 30, 2020	$103,564	$83,301	$33,004	$13,823

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The amounts in regulatory assets and accumulated other comprehensive income not yet recognized as components of net periodic benefit cost as of September 30 are:

	Regulatory Assets				Accumulated Other Comprehensive Income (Loss)
	Pension		OPEB		Pension		OPEB
(Thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Net actuarial loss	$103,197	$99,139	$83,600	$112,109	$33,004	$27,801	$13,847	$16,367
Prior service cost (credit)	367	467	(299)	(480)	—	—	(24)	(39)
Total	$103,564	$99,606	$83,301	$111,629	$33,004	$27,801	$13,823	$16,328

To the extent the unrecognized amounts in accumulated other comprehensive income or regulatory assets exceed 10 percent of the greater of the benefit obligation or the fair value of plan assets, an amortized amount over the average expected future working lifetime of the active plan participants is recognized. Amounts included in regulatory assets and accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in fiscal 2021 are as follows:

	Regulatory Assets		Accumulated Other Comprehensive Income (Loss)
(Thousands)	Pension	OPEB	Pension	OPEB
Net actuarial loss	$8,269	$6,846	$3,178	$1,064
Prior service cost (credit)	102	(166)	—	(13)
Total	$8,371	$6,680	$3,178	$1,051

The accumulated benefit obligation for the pension plans, including the PEP, exceeded the fair value of plan assets. The projected benefit and accumulated benefit obligations and the fair value of plan assets as of September 30, are as follows:

	Pension
(Thousands)	2020	2019
Projected benefit obligation	$397,164	$360,477
Accumulated benefit obligation	$352,320	$319,527
Fair value of plan assets	$307,968	$288,634

The components of the net periodic cost for pension benefits, including the Company’s PEP, and OPEB costs (principally health care and life insurance) for employees and covered dependents for fiscal years ended September 30, are as follows:

	Pension			OPEB
(Thousands)	2020	2019	2018	2020	2019	2018
Service cost	$8,223	$7,381	$8,139	$4,854	$4,404	$4,607
Interest cost	10,587	12,173	10,493	7,026	8,324	6,365
Expected return on plan assets	(20,579)	(19,054)	(19,639)	(6,510)	(5,515)	(5,352)
Recognized actuarial loss	10,424	5,765	7,537	7,442	6,466	4,660
Prior service cost (credit) amortization	102	102	106	(197)	(365)	(365)
Net periodic benefit cost	8,757	$6,367	$6,636	$12,615	$13,314	9,915
Special termination benefit	—	—	3,730	—	—	490
Net periodic benefit cost recognized as expense	$8,757	$6,367	$10,366	$12,615	$13,314	$10,405

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Assumptions

The weighted average assumptions used to determine the Company’s benefit costs during the fiscal years below and obligations as of September 30, are as follows:

	Pension						OPEB
	2020		2019		2018		2020		2019		2018
Benefit costs:
Discount rate	3.37/3.35%	(1)	4.36/4.35%	(1)	4.04/4.03%	(1)	3.48/3.44%	(1)	4.38/4.37%	(1)	4.12/4.08%	(1)
Expected asset return	7.25		7.00%		7.50%		7.25		7.00%		7.50%
Compensation increase	3.00/3.50%	(1)	3.25/3.50%	(1)	3.25/3.50%	(1)	3.00/3.50%	(1)	3.25/3.50%	(1)	3.25/3.50%	(1)
Obligations:
Discount rate	2.95/2.92%	(1)	3.37/3.35%	(1)	4.36/4.35%		3.08/3.03%	(1)	3.48/3.44%	(1)	4.38/4.37%	(1)
Compensation increase	3.00/3.50%	(1)	3.00/3.50%	(1)	3.25/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.25/3.50%	(1)
(1)Percentages for represented and nonrepresented plans, respectively.

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

Information relating to the assumed HCCTR used to determine expected OPEB benefits as of September 30, and the effect of a 1 percent change in the rate, are as follows:

($ in thousands)	2020	2019	2018
HCCTR	7.6%	7.6%	7.9%
Ultimate HCCTR	4.5%	4.5%	4.5%
Year ultimate HCCTR reached	2026	2026	2024
Effect of a 1 percentage point increase in the HCCTR on:
Year-end benefit obligation	$49,106	$49,061	$36,260
Total service and interest cost	$2,799	$2,923	$2,482
Effect of a 1 percentage point decrease in the HCCTR on:
Year-end benefit obligation	$(38,844)	$(38,747)	$(28,743)
Total service and interest costs	$(2,151)	$(2,250)	$(1,937)

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

The mix and targeted allocation of the pension and OPEB plans’ assets are as follows:

	2021	Assets at
	Target	September 30,
Asset Allocation	Allocation	2020	2019
U.S. equity securities	34%	38%	37%
International equity securities	17	18	17
Fixed income	38	39	42
Other assets	11	5	4
Total	100%	100%	100%

The Company adopted the revised mortality assumptions published by the Society of Actuaries for its pension and other postemployment benefit obligations, which reflected increased life expectancies in the U.S. The adoption of the new mortality

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
projection scale, MP-2019 and the Pri-2012 mortality study, did not materially impact the projected benefit obligation for the plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following fiscal years:

(Thousands)	Pension	OPEB
2021	$12,799	$6,179
2022	$13,765	$6,837
2023	$14,512	$7,420
2024	$15,345	$7,988
2025	$16,267	$8,625
2026 - 2030	$95,969	$52,480

The Company’s OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D. Therefore, under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company qualifies for federal subsidies.

The following estimated subsidy payments are expected to be paid during the following fiscal years:

Estimated Subsidy
(Thousands)	Payment
2021	$292
2022	$316
2023	$349
2024	$384
2025	$420
2026 - 2030	$2,789

Pension and OPEB assets held in the master trust, measured at fair value, as of September 30, are summarized as follows:

(Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total
As of September 2020:	Pension		OPEB
Assets
Money market funds	$—	$—	$15	$15
Registered Investment Companies:
Equity Funds:
Large Cap Index	95,542	95,542	29,908	29,908
Extended Market Index	21,085	21,085	6,470	6,470
International Stock	56,912	56,912	17,390	17,390
Fixed Income Funds:
Emerging Markets	16,008	16,008	4,958	4,958
Core Fixed Income	—	—	11,146	11,146
Opportunistic Income	—	—	7,128	7,128
Ultra Short Duration	—	—	7,057	7,057
High Yield Bond Fund	26,303	26,303	8,223	8,223
Long Duration Fund	77,036	77,036	—	—
Total assets at in the fair value hierarchy	$292,886	292,886	$92,295	92,295
Investments measured at net asset value
Common collective trusts		15,082		4,111
Total assets at fair value		$307,968		$96,406

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

(Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total
As of September 30, 2019:	Pension		OPEB
Assets
Money market funds	$—	$—	$21	$21
Registered Investment Companies:
Equity Funds:
Large Cap Index	89,374	89,374	25,474	25,474
Extended Market Index	16,548	16,548	5,036	5,036
International Stock	49,929	49,929	14,564	14,564
Fixed Income Funds:
Emerging Markets	15,794	15,794	4,764	4,764
Core Fixed Income	—	—	10,570	10,570
Opportunistic Income	—	—	6,365	6,365
Ultra Short Duration	—	—	6,340	6,340
High Yield Bond Fund	24,328	24,328	7,350	7,350
Long Duration Fund	80,041	80,041	—	—
Total assets at in the fair value hierarchy	$276,014	276,014	$80,484	80,484
Investments measured at net asset value
Common collective trusts		12,620		3,442
Total assets at fair value		$288,634		$83,926

The Plan had no Level 2 or Level 3 fair value measurements during fiscal 2020 and 2019, and there have been no changes in valuation methodologies as of September 30, 2020. The Plan held assets that are valued using net asset value as a practical expedient, which are excluded from the fair value hierarchy.

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

Common collective trusts — The NAV for common collective trusts is provided by the trustee and is used as a practical expedient to estimate fair value. The NAV is based on the value of the underlying assets owned by the fund less liabilities.

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

Defined Contribution Plan

The Company offers a Savings Plan to eligible employees. The Company matches 80 percent of participants’ contributions up to 6 percent of base compensation. Represented NJRHS employees, non-represented employees hired on or after October 1, 2009, and NJNG represented employees hired on or after January 1, 2012, are eligible for an employer special contribution of between 3.5 percent and 4.5 percent of base compensation, depending on years of service, into the Savings Plan on their behalf. The amount expensed and contributed for the matching provision of the Savings Plan was $4.5 million in fiscal 2020, $3.9 million in fiscal 2019 and $3.9 million in fiscal 2018. The amount contributed for the employer special contribution of the Savings Plan was $1.6 million in fiscal 2020, $1.3 million in fiscal 2019 and $959,000 in fiscal 2018.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
12. ASSET RETIREMENT OBLIGATIONS

The Company recognizes ARO when the legal obligation to retire an asset has been incurred and a reasonable estimate of fair value can be made. Accordingly, the Company recognizes ARO related to the costs associated with cutting and capping its main and service natural gas distribution pipelines of NJNG, which is required by New Jersey law when taking such natural gas distribution pipeline out of service. The Company also recognizes ARO related to Clean Energy Ventures’ solar assets when there are decommissioning provisions in Clean Energy Ventures’ lease agreements that require removal of the asset.

Accretion amounts associated with NJNG’s ARO are recognized as part of its depreciation expense and the corresponding regulatory asset and liability will be shown gross on the Consolidated Balance Sheets. Accretion amounts associated with Clean Energy Ventures’ ARO are recognized as a component of operations and maintenance expense on the Consolidated Statements of Operations.

The following is an analysis of the change in the Company’s ARO for the fiscal years ended September 30:

(Thousands)	2020		2019
	NJNG	NJRCEV	NJNG	NJRCEV
Balance at October 1	$26,944	$4,102	$25,640	$3,048
Accretion	1,476	196	1,427	150
Additions	—	1,306	135	904
Change in estimated useful life	—	(1,160)	—	—
Change in assumptions	1,104	—	—	—
Retirements	(244)	—	(258)	—
Other	—	—	—	—
Balance at period end	$29,280	$4,444	$26,944	$4,102

Accretion for the next five years, for the fiscal years ended September 30, is estimated to be as follows:

Estimated
(Thousands)	Accretion
2021	$1,717
2022	1,789
2023	1,869
2024	1,948
2025	2,029
Total	$9,352

13. INCOME TAXES

The income tax benefit from operations for the fiscal years ended September 30, consists of the following:

(Thousands)	2020	2019	2018
Current:
Federal	$(2,164)	$10,933	$(2,848)
State	6,763	3,530	4,563
Deferred:
Federal	31,577	7,988	(40,785)
State	(900)	5,833	6,731
Investment/production tax credits	(42,220)	(66,035)	(21,446)
Income tax benefit	$(6,944)	$(37,751)	$(53,785)

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
As of September 30, the temporary differences, which give rise to deferred tax assets (liabilities), consist of the following:

(Thousands)	2020	2019
Deferred tax assets
Investment tax credits (1)	$194,840	$156,153
Federal net operating losses (2)	24,091	24,173
State net operating losses	33,233	25,302
Fair value of derivatives	13,979	9,673
Postemployment benefits	8,544	9,192
Incentive compensation	7,071	7,231
Amortization of intangibles	5,892	4,991
Overrecovered natural gas costs	7,244	—
Other	2,370	7,139
Total deferred tax assets	$297,264	$243,854
Less: Valuation allowance	(17,639)	(4,035)
Total deferred tax assets net of valuation allowance	$279,625	$239,819
Deferred tax liabilities
Property related items	$(419,075)	$(379,673)
Remediation costs	(10,207)	(10,720)
Investments in equity investees	(23,395)	(21,730)
Underrecovered natural gas costs	—	(2,657)
Conservation incentive plan	(5,345)	(942)
Other	(6,639)	(4,776)
Total deferred tax liabilities	$(464,661)	$(420,498)

Total net deferred tax liabilities	$(185,036)	$(180,679)
(1)Includes $898,000 and $2 million for NJNG for fiscal 2020 and 2019, respectively, which is being amortized over the life of the related assets.
(2)See discussion of federal net operating loss utilization in the Other Tax Items section of this note.

A reconciliation of the U.S. federal statutory rate to the effective rate from operations for the fiscal years ended September 30, is as follows:

(Thousands)	2020	2019	2018
Statutory income tax expense	$39,265	$27,668	$44,014
Change resulting from:
Investment/production tax credits	(42,220)	(66,035)	(21,446)
Cost of removal of assets placed in service prior to 1981	(5,362)	(6,349)	(5,829)
AFUDC equity	(4,933)	(2,313)	(2,117)
State income taxes, net of federal benefit	8,657	7,707	7,092
NJ Unitary method change	(15,345)	—	—
Basis adjustment of solar assets due to ITC	4,399	6,500	1,080
Valuation allowance	13,604	—	—
Tax Act - utility excess deferred income taxes amortized (1)	(3,573)	(3,573)	(1,786)
Tax Act - nonutility excess deferred income taxes (1)	—	—	(59,627)
Tax Act - utility excess deferred income taxes refunded to customers (1)	—	—	(14,323)
Other	(1,436)	(1,356)	(843)
Income tax benefit	$(6,944)	$(37,751)	$(53,785)
Effective income tax rate (2) (3)	(3.7)%	(28.7)%	(29.9)%
(1)For a more detailed description, see The Tax Act section of this note.
(2)The U.S. federal statutory rate was 21 percent for both fiscal 2020 and 2019 and 24.5 percent for fiscal 2018.
(3)The effective tax rate without the impact of the Tax Act would have been 12.4 percent for fiscal 2018.

The Company and one or more of its subsidiaries files or expects to file income and/or franchise tax returns in the U.S. Federal jurisdiction and in the states of Colorado, Connecticut, Delaware, Louisiana, Maryland, New Jersey, North Carolina, Pennsylvania, Texas, Mississippi and Virginia. The Company neither files in, nor believes it has a filing requirement in, any foreign jurisdictions other than Canada. Due to certain available tax treaty benefits, the Company incurs no tax liability in Canada.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The Company’s federal income tax returns through fiscal 2014 have either been reviewed by the IRS, or the related statute of limitations has expired and all matters have been settled. Federal income tax returns for periods subsequent to fiscal 2014 are open to examination or are currently under examination by the IRS. For all periods subsequent to those ended September 30, 2016, the Company’s state income tax returns are statutorily open to examination in all applicable states with the exception of Colorado, New Jersey and Texas. In Colorado, New Jersey and Texas, all periods subsequent to September 30, 2015 are statutorily open to examination.

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

As of September 30, 2020, the Company evaluated certain tax benefits that have been recorded in the financial statements and concluded that a portion of the tax benefits are uncertain at this time. As a result, the Company recorded a reserve that is included in accrued taxes on the Consolidated Balance Sheets. The tax benefits relate to fiscal tax years open to examination by the IRS and may be subject to subsequent adjustment. The reserve for uncertain tax benefits for the fiscal year ended September 30, is as follows:

(Thousands)	2020	2019
Balance at October 1,	$4,930	$—
Additions based on tax positions related to the current fiscal period	—	4,930
Balance at period end	$4,930	$4,930

CARES Act

On March 27, 2020, the President of the U.S. signed the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes several business tax provisions which include, but are not limited to modifications of federal net operating loss carrybacks and deductibility, changes to prior year refundable alternative minimum tax liabilities, increase of limitations on business interest deductions from 30 percent to 50 percent of earnings before interest, taxes, depreciation, and amortization, technical corrections of the classification of qualified improvement property making them eligible for bonus depreciation, increase of the limits on charitable contribution deductions from 10 percent to 25 percent of adjusted taxable income, modifications of the treatment of federal loans, loan guarantees, and other investments, suspension of industry specific excise taxes, deferral of the company portion of OASDI, and implementation of a refundable employee retention tax credit.

The CARES Act provides for the delay in the required deposit of the employer portion of the OASDI payroll tax from the date of enactment through the end of 2020. Of the taxes that the Company can defer, 50 percent of the deferred taxes are required to be deposited by the end of 2021 and the remaining 50 percent are required to be deposited by the end of 2022. Additionally, The CARES Act provides a refundable tax credit, the employee retention tax credit, to certain employers who are ordered by a competent governmental authority to suspend or reduce business operations due to concern about the spread of COVID-19 or suffered a significant decline in the business during a calendar quarter during 2020 compared to the same calendar quarter during the previous year. As of September 30, 2020, the Company deferred $3.1 million related to the employer portion of the OASDI tax. The Company is currently investigating the applicability of the Employee Retention Tax credit.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Other Tax Items

As of September 30, 2020 and 2019, the Company has federal income tax net operating losses of approximately $134 million. Federal net operating losses can generally be carried back two years and forward 20 years and will begin to expire in fiscal 2036, with the remainder expiring by 2038. The Company expects to exercise its ability to carryback federal net operating losses to offset taxable income in prior periods.

For the net operating losses it expects to carryback, the Company estimated the portion considered refundable and recorded receivables of approximately $22.8 million as of September 30, 2020 and 2019, as a component of other noncurrent assets on the Consolidated Balance Sheets. Upon filing amended federal income tax returns to carryback its remaining federal net operating losses totaling $24.1 million, the Company will reduce its taxable income in those periods and recapture federal investment tax credits of the same amount that were previously utilized to offset taxable income.

In addition, as of September 30, 2020 and 2019, the Company has tax credit carryforwards of approximately $195.2 million and $154.2 million, respectively, which each have a life of 20 years. When the Company carries back the federal net operating losses noted above, it expects to recapture investment tax credits totaling $24.1 million. These recaptured tax credits are in addition to the $195.2 million and will be carried forward to offset future taxable income. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2034.

As of September 30, 2020 and 2019, the Company has state income tax net operating losses of approximately $487.7 million and $340 million, respectively. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred; these state carry-forward periods range from seven to 20 years and would begin to expire in fiscal 2021, with the majority expiring after 2035. The Company expects to utilize this entire carryforward, other than as described below.

On February 7, 2019, Clean Energy Ventures finalized the sale of its remaining wind assets. As a result of the sale, it is more likely than not that certain state net operating loss carryforwards will not be realizable prior to their expiration and recorded a valuation allowance related to state net operating loss carryforwards in Montana, Iowa and Kansas.

As a result of changes to filing requirements in the State of New Jersey that require tax returns filed for periods ending on or after July 31, 2019, be filed on a combined basis when part of an affiliated group, the Company recorded a benefit from income taxes, resulting from the re-measurement of deferred income tax attributes. The Company also evaluated its New Jersey state net operating loss carryforwards on a post-apportionment basis and determined it is more likely than not that a portion of these net operating loss carryforwards may not be realizable prior to their expiration. As a result, the Company recorded a valuation allowance associated with New Jersey state net operating loss carryforwards.

As of September 30, 2020 and 2019, the Company had a valuation allowance of $17.6 million and $4 million related to state net operating loss carryforwards.

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

The Tax Act

On December 22, 2017, the President signed into law the Tax Act. The law made several changes to the Internal Revenue Code of 1986, as amended, the most impactful to the Company of which was a reduction in the federal corporate income tax rate from 35 percent to 21 percent that became effective January 1, 2018. Since the Company's fiscal year end is September 30, it is required by the Internal Revenue Code to calculate a statutory rate based upon the federal tax rates in effect before and after the effective date of the change in the taxable year that includes the effective date. Accordingly, the Company applied a federal statutory tax rate of 24.5 percent during fiscal 2018 and as of October 1, 2018, used the enacted rate of 21 percent. As a result of the changes associated with the Tax Act during fiscal 2019, the Company recognized a tax benefit of $59.6 million.

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

During fiscal 2018, NJNG credited approximately $17 million to income tax (benefit) provision on the Consolidated Statements of Operations, which includes $14.3 million attributable to the remeasurement of deferred income taxes, $1.8 million for the amortization of excess deferred income taxes primarily related to timing differences associated with utility plant depreciation and $880,000 related to the revaluation of deferred income taxes not included in base rates. As of September 30, 2020, the regulatory liability included excess deferred income taxes of $195 million, which requires amortization over the remaining life of the utility plant consistent with IRS normalization principles.

14. LEASES

Lessee Accounting

The Company determines if an arrangement is a lease at inception based on whether the Company has the right to control the use of an identified asset, the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset and accounts for leases in accordance with ASC 842, Leases. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and leased liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, including payments at commencement that depend on an index or rate. The Company’s land leases and office equipment leases in which the Company is the lessee do not have a readily determinable implicit rate, so an incremental borrowing rate, based on the information available at the lease commencement date, is utilized to determine the present value of lease payments. When a secured borrowing rate is not readily available, unsecured borrowing rates are adjusted for the effects of collateral to determine the incremental borrowing rate. The Company uses the implicit rate for agreements in which it is a lessor. The Company has not entered into any material agreements in which it is a lessor. Lease expense and lease income are recognized on a straight-line basis over the lease term for operating leases. For more information on the adoption of ASC 842, Leases, see Note 2. Summary of Significant Accounting Policies.

The Company’s lease agreements primarily consist of commercial solar land leases, storage and capacity leases, equipment and real property, including land and office facilities, office equipment and the sale leaseback of its natural gas meters.

Certain leases contain escalation provisions for inflation metrics. The storage leases contain a variable payment component that relates to the change in the inflation metrics that are not known past the current payment period. These variable components of these lease payments are excluded from the lease payments that are used to determine the related right-of-use asset and lease liability. The variable portion of these leases are recognized as leasing expenses when they are incurred. The capacity lease payments are fully variable and based on the amount of natural gas stored in the storage caverns.

The Company’s solar land lease terms are primarily between 15 and 35 years, which includes options to extend the terms for multiple additional 5 to 10 years each. The Company’s office leases vary in duration, ranging from 1 to 25 years and may or may not include extension or early purchase options. The majority of the Company’s meter leases are for terms of 7 years with purchase options available prior to the end of the 7 year term. Equipment leases include general office equipment that also vary in duration, most are for a term of 5 years. The Company's storage and capacity leases have assumed terms of 50 years to coincide with the expected useful lives of the cavern assets with which the leases are associated. The Company's lease terms may include options to extend, purchase the leased asset or terminate a lease and they are included in the lease liability calculation when it is reasonably certain that those options will be exercised. The expense related to the leases subject to the short-term lease recognition exemption are recognized on a straight-line basis, with such amounts disclosed in the financial statement notes below.

The Company has lease agreements with lease and nonlease components and has elected the practical expedient to combine lease and nonlease components for certain classes of leases, such as office buildings, solar land leases and office equipment. Variable payments are not significant to the Company. The Company’s lease agreements do not contain any

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
material residual value guarantees, material restrictions or material covenants. There are no material lease transactions with related parties.

The following table presents the Company's lease costs included in the Consolidated Statements of Operations for the fiscal year ended September 30:

(Thousands)	Income Statement Location	2020
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$5,007
Interest on lease liabilities	Interest expense, net of capitalized interest	1,511
Total finance lease cost		6,518
Operating lease cost	Operation and maintenance, net of capitalized costs	$6,404
Short-term lease cost	Operation and maintenance	1,041
Variable lease cost	Operation and maintenance	1,025
Total lease cost		$14,988

The following table presents supplemental cash flow information related to leases for the fiscal year ended September 30:

(Thousands)	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,804
Operating cash flows from finance leases	$1,189
Financing cash flows from finance leases	$6,985

Assets obtained or modified through amendments in exchange for operating lease liabilities during fiscal 2020 were $76.6 million. Assets obtained or modified through amendments in exchange for finance lease liabilities during fiscal 2020, were $49.7 million.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in the Consolidated Balance Sheets for the fiscal year ended September 30:

(Thousands)	Balance Sheet Location	2020
Assets
Noncurrent
Operating lease assets	Operating lease assets	$131,769
Finance lease assets	Utility plant	71,085
Total lease assets		$202,854
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$6,724
Finance lease liabilities	Current maturities of long-term debt	10,416
Noncurrent
Operating lease liabilities	Operating lease liabilities	95,030
Finance lease liabilities	Long-term debt	63,743
Total lease liabilities		$175,913

As of September 30, 2020, the weighted average remaining lease term for the operating and finance leases is 25.5 and 11.5 years, respectively. The weighted average discount rate used in the valuation of the operating and finance lease liabilities and right-of-use assets over the remaining lease term is 3.18 percent and 2.5 percent, respectively.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following table presents the Company's maturities of lease liabilities as of September 30, 2020:

(Thousands)	Operating Leases	Finance Leases
2021	$6,706	$54,992
2022	6,634	6,004
2023	6,590	4,622
2024	6,210	5,279
2025	5,646	3,396
Thereafter	122,085	2,324
Total future lease payments	153,871	76,617
Less: Liability accretion	(52,117)	(2,458)
Total lease liability	$101,754	$74,159

The following table reflects the Company's future minimum lease payments due under non-cancelable operating leases for continuing operations as of September 30, 2019, under ASC 840 and is being presented for comparative purposes. These commitments relate principally to commercial solar land leases, equipment and real property leases, including land and office facility leases, natural gas meters and office equipment.

(Thousands)	Operating Leases	Finance Leases
2020	$4,411	$11,707
2021	$4,698	$6,603
2022	$4,609	$7,494
2023	$4,579	$3,995
2024	$4,199	$4,652
Thereafter	$54,405	$4,173

On August 14, 2020, the Company entered into a partial termination agreement of its lease contracts associated with its natural gas cavern storage. As a result of the partial termination, the Company paid $28.5 million to the lease owners receiving in return a 50 year non-compete agreement. The Company treated these Leaf River lease arrangements as one combined contract and its termination was recognized as remeasurement of the remaining lease assets that will be amortized over the remaining part of the lease lives.
15. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through October 2036, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $124.7 million at current contract rates and volumes, which are recoverable through BGSS.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Commitments as of September 30, 2020, for natural gas purchases and future demand fees for the next five fiscal year periods, are as follows:

(Thousands)	2021	2022	2023	2024	2025	Thereafter
Energy Services:
Natural gas purchases	$151,270	$1,600	$—	$—	$—	$—
Storage demand fees	21,857	13,028	8,632	3,748	2,488	942
Pipeline demand fees	76,462	53,451	29,736	22,687	17,110	36,527
Sub-total Energy Services	$249,589	$68,079	$38,368	$26,435	$19,598	$37,469
NJNG:
Natural gas purchases	$4,377	$—	$—	$—	$—	$—
Storage demand fees	36,096	32,122	20,303	12,768	6,830	3,530
Pipeline demand fees	88,564	131,578	107,614	85,118	79,609	552,465
Sub-total NJNG	$129,037	$163,700	$127,917	$97,886	$86,439	$555,995
Total	$378,626	$231,779	$166,285	$124,321	$106,037	$593,464

As of September 30, 2020, the Company’s future minimum lease payments under various operating leases will not be more than $1.4 million annually for the next five years and $73,000 in the aggregate for all years thereafter.

Guarantees

As of September 30, 2020, there were NJR guarantees covering approximately $258 million of Energy Services’ natural gas purchases and demand fee commitments not yet reflected in accounts payable on the Consolidated Balance Sheets.

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

The estimated total future expenditures for all former MGP sites will range from approximately $143.1 million to $181.7 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, the Company accrues at the lower end of the range. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset on the Consolidated Balance Sheets of $150.6 million as of September 30, 2020 and $131.1 million as of September 30, 2019, based on the most likely amount. The remediation liability at September 30, 2020 includes adjustments for actual expenditures during fiscal 2020. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if former MGP operations were active at the location. As of September 30, 2019, costs associated with preliminary assessment activities were considered immaterial and included as a component of NJNG’s annual SBC application to recover remediation expenses. The preliminary assessment and site investigation activities are ongoing at the Aberdeen, NJ site location. The estimated costs to complete the preliminary assessment and site investigation phase is included in the MGP

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
remediation liability and corresponding regulatory asset on the Consolidated Balance Sheet at September 30, 2020. NJNG will continue to gather information to determine whether the obligation exists to undertake remedial action.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. On September 9, 2020,the BPU approved NJNG's an increase in the RAC, which increased the annual recovery from $8.5 million to $9.7 million and is effective October 1, 2020. As of September 30, 2020, $36.5 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

16. COMMON STOCK EQUITY

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

Under the forward sale agreements, a total of 1,212,120 common shares were borrowed from third parties and sold to the underwriters. Each forward sale agreement allowed the Company, at its election and prior to September 30, 2020, to physically settle the forward sale agreement by issuing common shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement, which was initially $40.0125 per share, or, alternatively, to settle the forward sale agreement in whole or in part through the delivery or receipt of shares or cash. The forward sale price is subject to adjustment daily based on a floating interest rate factor and will decrease in respect of certain fixed amounts specified in the agreement, such as anticipated dividends.

On September 18, 2020, the Company amended our forward sale agreements to extend the maturity date of such forward sales agreements from September 30, 2020 to September 10, 2021. As of September 30, 2020, if the Company elected to net settle the forward sale agreement, the Company would receive approximately $14.3 million under a cash settlement or would receive 543,150 common shares under a net share settlement.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
17. REPORTING SEGMENT AND OTHER OPERATIONS DATA

The Company organizes its businesses based on a combination of factors, including its products and its regulatory environment. As a result, the Company manages its businesses through the following reporting segments and other operations: the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Clean Energy Ventures segment consists of capital investments in clean energy projects; the Energy Services segment consists of unregulated wholesale and retail energy operations; the Storage and Transportation segment consists of the Company’s investments in natural gas storage and transportation facilities; the Home Services and Other operations consist of heating, cooling and water appliance sales, installations and services, other investments and general corporate activities.

Information related to the Company’s various reporting segments and other operations is detailed below:

(Thousands)
Fiscal Years Ended September 30,	2020	2019	2018
Operating revenues
Natural Gas Distribution
External customers	$729,923	$710,793	$731,865
Clean Energy Ventures
External customers	102,617	98,099	71,375
Energy Services
External customers (1)	1,029,303	1,734,553	2,064,477
Intercompany	1,116	8,238	48,327
Storage and Transportation
External customers (1)	42,015	—	—
Intercompany	2,713	—	—
Subtotal	1,907,687	2,551,683	2,916,044
Home Services and Other
External customers	49,810	48,600	47,392
Intercompany	1,207	2,302	2,665
Eliminations	(5,036)	(10,540)	(50,992)
Total	$1,953,668	$2,592,045	$2,915,109
Depreciation and amortization
Natural Gas Distribution	$71,883	$57,980	$53,208
Clean Energy Ventures	37,855	32,997	31,877
Energy Services (2)	123	118	76
Storage and Transportation	9,293	6	6
Subtotal	119,154	91,101	85,167
Home Services and Other	1,032	914	780
Eliminations	(292)	(285)	(246)
Total	$119,894	$91,730	$85,701
Interest income (3)
Natural Gas Distribution	$538	$994	$614
Clean Energy Ventures	240	—	—
Energy Services	99	78	240
Storage and Transportation	3,510	4,000	3,374
Subtotal	4,387	5,072	4,228
Home Services and Other	8,633	1,942	1,476
Eliminations	(10,061)	(5,391)	(5,090)
Total	$2,959	$1,623	$614
(1)Includes sales to Canada for the Energy Services segment, which are immaterial.
(2)The amortization of acquired wholesale energy contracts is excluded above and is included in natural gas purchases - nonutility on the Consolidated Statements of Operations.
(3)Included in other income, net on the Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

(Thousands)
Fiscal Years Ended September 30,	2020	2019	2018
Interest expense, net of capitalized interest
Natural Gas Distribution	$30,975	$26,134	$25,299
Clean Energy Ventures	20,253	14,846	18,320
Energy Services	3,276	5,205	3,945
Storage and Transportation	13,124	2,185	1,667
Subtotal	67,628	48,370	49,231
Home Services and Other	10,327	1,535	7
Eliminations	(10,358)	(2,823)	(2,952)
Total	$67,597	$47,082	$46,286
Income tax provision (benefit)
Natural Gas Distribution	$27,021	$9,434	$(1,910)
Clean Energy Ventures	(32,404)	(48,921)	(79,932)
Energy Services	(3,615)	(1,573)	24,996
Storage and Transportation	4,247	2,254	(8,548)
Subtotal	(4,751)	(38,806)	(65,394)
Home Services and Other	(2,478)	1,428	11,944
Eliminations	285	(373)	(335)
Total	$(6,944)	$(37,751)	$(53,785)
Equity in earnings of affiliates
Storage and Transportation	$15,903	$15,832	$16,165
Eliminations	(1,592)	(2,204)	(3,157)
Total	$14,311	$13,628	$13,008
Net financial earnings (loss)
Natural Gas Distribution	$126,902	$78,062	$84,048
Clean Energy Ventures	53,023	77,473	75,849
Energy Services	(7,873)	2,918	60,378
Storage and Transportation	18,311	14,689	24,367
Subtotal	190,363	173,142	244,642
Home Services and Other	5,784	1,911	(3,829)
Eliminations	98	(93)	(327)
Total	$196,245	$174,960	$240,486
Capital expenditures
Natural Gas Distribution	$290,040	$345,004	$254,523
Clean Energy Ventures	133,841	157,828	123,421
Storage and Transportation	20,998	20,616	5,431
Subtotal	444,879	523,448	383,375
Home Services and Other	3,230	2,484	1,213
Total	$448,109	$525,932	$384,588
Investments in equity investees
Storage and Transportation	$2,117	$4,102	$16,151
Total	$2,117	$4,102	$16,151

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company’s reporting segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

(Thousands)	2020	2019	2018
Consolidated net financial earnings	$196,245	$174,960	$240,486
Less:
Unrealized (gain) loss on derivative instruments and related transactions	(9,644)	2,881	26,770
Tax effect	2,296	(711)	(4,512)
Effects of economic hedging related to natural gas inventory	12,690	4,309	(22,570)
Tax effect	(3,016)	(1,024)	7,362
Consolidated net income	$193,919	$169,505	$233,436

The Company uses derivative instruments as economic hedges of purchases and sales of physical natural gas inventory. For GAAP purposes, these derivatives are recorded at fair value and related changes in fair value are included in reported earnings. Revenues and cost of natural gas related to physical natural gas flow are recognized when the natural gas is delivered to customers. Consequently, there is a mismatch in the timing of earnings recognition between the economic hedges and physical natural gas flows. Timing differences occur in two ways:

•Unrealized gains and losses on derivatives are recognized in reported earnings in periods prior to physical natural gas inventory flows; and

•Unrealized gains and losses of prior periods are reclassified as realized gains and losses when derivatives are settled in the same period as physical natural gas inventory movements occur.

NFE is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of natural gas, SRECs and foreign currency contracts. Consequently, to reconcile between net income and NFE, current-period unrealized gains and losses on the derivatives are excluded from NFE as a reconciling item. Additionally, realized derivative gains and losses are also included in current-period net income. However, NFE includes only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical natural gas flows. Included in the tax effects are current and deferred income tax expense corresponding with the non-GAAP measure. Also included in the tax effects during fiscal 2018, are the impacts of the Tax Act and resulting revaluation of the deferred income taxes that arose from derivative and hedging activity as measured under NFE. The revaluation caused the effective tax rate on reconciling items to differ from the statutory rate in effect for the year. The Company also calculates a quarterly tax adjustment based on an estimated annual effective tax rate for NFE purposes.

The Company’s assets for the various reporting segments and business operations are detailed below:

(Thousands)	2020	2019	2018
Assets at end of period:
Natural Gas Distribution	$3,531,477	$3,064,309	$2,663,054
Clean Energy Ventures (1)	1,015,073	864,323	865,018
Energy Services	244,836	290,847	396,852
Storage and Transportation	844,799	240,955	242,069
Subtotal	5,636,185	4,460,434	4,166,993
Home Services and Other	138,375	104,411	114,732
Intercompany assets (2)	(204,758)	(191,860)	(138,061)
Total	$5,569,802	$4,372,985	$4,143,664
(1)Includes assets held for sale of $206.9 million for September 30, 2018.
(2)Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
18. RELATED PARTY TRANSACTIONS

Effective April 1, 2020, NJNG entered into a 5-year agreement for 3 Bcf of firm storage capacity with Steckman Ridge, which expires on March 31, 2025. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG’s BGSS mechanism and are included as a component of regulatory assets.

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of September 30, 2020, Energy Services has entered into transactions with Steckman Ridge for varying terms, all of which expire by October 31, 2020.

NJNG has entered into a 15-year transportation precedent agreement for committed capacity of 180,000 Dths per day and NJRES entered into a 5-year, 50,000 Dths per day transportation precedent agreement with PennEast, both to commence when PennEast is placed in service.

Demand fees, net of eliminations, associated with Steckman Ridge during the fiscal years ended September 30, are as follows:

(Thousands)	2020	2019	2018
Natural Gas Distribution	$5,900	$5,814	$5,730
Energy Services	183	2,134	2,775
Total	$6,083	$7,948	$8,505

The following table summarizes demand fees payable to Steckman Ridge as of September 30:

(Thousands)	2020	2019
Natural Gas Distribution	$775	$775
Energy Services	16	15
Total	$791	$790

NJNG and Energy Services have entered into various asset management agreements, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. As of September 30, 2020, NJNG and Energy Services had three asset management agreements with expiration dates ranging from October 31, 2020 through October 31, 2021.

NJNG entered into a transportation precedent agreement with Adelphia Gateway for committed capacity of 130,000 Dths per day, which expires in October 2026.

Energy Services has a 5-year agreement for 3 Bcf of firm storage capacity with Leaf River, which is eliminated in consolidation and expires in March 2024.

19. ACQUISITIONS AND DISPOSITIONS

Acquisitions

Adelphia Gateway

On January 13, 2020, Adelphia Gateway, an indirect wholly-owned subsidiary of NJR, acquired all of Talen’s membership interests in IEC, an existing 84-mile pipeline in southeastern Pennsylvania, including related assets and rights of way, for a base purchase price of $166 million. In November 2017, the Company made an initial payment of $10 million towards the base purchase price, which was included in other noncurrent assets on the Consolidated Balance Sheets. The remaining purchase price of $156 million was paid upon the close of the acquisition of the related assets. As additional consideration, Adelphia Gateway will pay Talen specified amounts of up to $23 million contingent upon the achievement of certain regulatory approvals and binding natural gas capacity commitments. On December 20, 2019, FERC issued Adelphia Gateway’s Certificate of Public Convenience and Necessity. Adelphia Gateway has agreed to provide firm natural gas transportation service for 10 years following the closing to two power generators owned by affiliates of Talen that are currently served by the pipeline.

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

The Company evaluated the acquisition under the guidance of ASU 2017-01, Clarifying the Definition of a Business and concluded that the acquisition did not meet the definition of a business, as almost all of the fair value relates to the natural gas storage assets acquired. As a result, the purchase was accounted for as an asset acquisition.

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

Base gas is needed to maintain the necessary pressure to allow efficient operation of the storage facility. The base gas is determined to be recoverable and is considered a component of the facility and presented as a component in property, plant and equipment. This natural gas is not depreciated, as it is expected to be recovered and sold.

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

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of financial data for each quarter of fiscal 2020 and 2019 follows. Due to the seasonal nature of the Company’s businesses, quarterly amounts vary significantly during the fiscal year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results of the interim periods.

	First	Second	Third	Fourth
(Thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2020
Operating revenues	$615,036	$639,614	$298,974	$400,044
Operating income (loss)	$101,497	$95,215	$(20,191)	$39,862
Net income (loss)	$89,361	$88,505	$(27,219)	$43,272
Earnings (loss) per share (1)
Basic	$0.97	$0.93	$(0.28)	$0.45
Diluted	$0.97	$0.92	$(0.28)	$0.45
2019
Operating revenues	$811,767	$866,255	$434,942	$479,081
Operating income (loss) (2)	$88,743	$77,001	$(4,019)	$(7,790)
Net income (loss)	$86,248	$73,573	$(8,402)	$18,086
Earnings (loss) per share (1)
Basic	$0.97	$0.83	$(0.09)	$0.20
Diluted	$0.97	$0.82	$(0.09)	$0.20
(1)The sum of quarterly amounts may not equal the annual amounts due to rounding.
(2)Quarterly amounts have been reclassified to conform to the current period presentation due to the adoption of ASU No. 2017-07, an amendment to ASC 715, Compensation - Retirement Benefits. See Note 2. Summary of Significant Accounting Policies.

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

Changes in Internal Control over Financial Reporting

We periodically review our internal controls over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal controls over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal controls environment. During the fourth quarter of fiscal 2020, we implemented a new core ERP system, which we expect to enhance our system of internal controls over financial reporting. As a result of this implementation, we modified certain existing internal controls as well as implemented new controls and procedures related to the new ERP. Except with respect to the implementation of the ERP, there were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

New Jersey Resources Corporation
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, including information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee Financial Expert, compliance with Section 16(a) of the Exchange Act and shareowner proposals, is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Shareowners, which will be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2020. The information regarding executive officers is included in this report as Item 1 under the caption Information About our Executive Officers and incorporated herein by reference.

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

New Jersey Resources Corporation
Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

All Financial Statements of the Registrant are filed as part of this report and included in Item 8 of Part II of this Form 10-K.

(a) 2. Financial Statement Schedules-See Index to Financial Statement Schedules in Item 8.

(a) 3. Exhibits-See Exhibit Index on page	145.

New Jersey Resources Corporation
Part IV

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II - Valuation and qualifying accounts and reserves for each of the three years in the period ended September 30, 2020	144

Schedules other than those listed above are omitted because they are either not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

New Jersey Resources Corporation
Part IV
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2020, 2019 and 2018

(Thousands)		ADDITIONS
CLASSIFICATION	BEGINNING BALANCE	CHARGED TO EXPENSE	OTHER		ENDING BALANCE
2020
Valuation allowance for deferred tax assets	$4,035	15,869	(2,265)		$17,639
Allowance for doubtful accounts	$6,148	2,238	(1,144)	(1)	$7,242
2019
Allowance for doubtful accounts	$5,704	2,387	(1,943)	(1)	$6,148
2018
Allowance for doubtful accounts	$5,181	2,579	(2,056)	(1)	$5,704
(1)Uncollectible accounts written off, less recoveries and adjustments.

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

3.2	Bylaws of New Jersey Resources Corporation, as amended and restated on July 14, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed on July 20, 2020)

4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed on November 22, 2019)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed on November 25, 2013)

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
Fifth Supplemental Indenture, dated as of July 1, 2019, by and between New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, as filed on July 17, 2019)

4.3(g)
Sixth Supplemental Indenture, dated as of August 1, 2019, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3(g) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed on November 22, 2019)

4.3(h)
Seventh Supplemental Indenture, dated as of June 1, 2020, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on July 2, 2020)

4.3(i)
Eighth Supplemental Indenture, dated as of July 23, 2020, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on July 23, 2020)

4.3(j)
Ninth Supplemental Indenture, dated as of September 2, 2020, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, as filed on September 2, 2020)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

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
Second Amendment to the Prudential Facility, dated as of September 28, 2015, between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on October 2, 2015)

4.5
$125,000,000 Note Purchase Agreement, dated as of February 7, 2014, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q, as filed on May 7, 2014)

4.6
Loan Agreement between New Jersey Economic Development Authority and New Jersey Natural Gas Company, dated as of August 1, 2011 (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended September 30, 2011, as filed on November 23, 2011)

4.7
First Amendment to the Loan Agreement, dated as of August 1, 2019, NJNG and New Jersey Economic Development Authority (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed on November 22, 2019)

4.8
First Supplemental Indenture, dated as of August 1, 2019, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed on November 22, 2019)

4.9
$50,000,000 Note Purchase Agreement, dated as of February 8, 2013, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q, as filed on May 3, 2013)

4.10
$150,000,000 Note Purchase Agreement, dated as of February 12, 2015, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on February 17, 2015)

4.11
Note Purchase Agreement, dated as of March 22, 2016, among New Jersey Resources Corporation and each of the Purchasers listed in Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on March 25, 2016)

4.12
$125,000,000 Note Purchase Agreement, dated as of June 21, 2016, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 22, 2016)

4.13
$125,000,000 Note Purchase Agreement, dated as of May 11, 2018, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on May 11, 2018)

4.14
$100,000,000 Note Purchase Agreement, dated as of June 8, 2018, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 8, 2018)

4.15
Amended and Restated Indenture, dated as of April 1, 2019, between NJNG and New Jersey Economic Development Authority and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q, as filed on May 3, 2019)

4.16
Second Amendment to the Loan Agreement, dated as of April 1, 2019, NJNG and New Jersey Economic Development Authority (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q, as filed on May 3, 2019)

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

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

4.19
$185,000,000 Note Purchase Agreement, dated as of July 17, 2019, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on July 17, 2019)

4.20
Amended and Restated Continuing Disclosure Undertaking, dated as of August 22, 2019 (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed on November 22, 2019)

4.21
$260,000,000 Note Purchase Agreement, dated as of May 14, 2020, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on May 18, 2020)

4.22
$125,000,000 Note Purchase Agreement, dated as of May 14, 2020, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on May 18, 2020)

4.23
$200,000,000 Note Purchase Agreement, dated as of September 1, 2020, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on September 2, 2020)

4.24
$75,000,000 Note Purchase Agreement, dated as of September 1, 2020, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on September 2, 2020)

10.1*+	Form of Amended and Restated Supplemental Executive Retirement Plan Agreement between the Company and Named Executive Officer

10.1(a)*+	Schedule of Supplemental Executive Retirement Plan Agreements for named executive officers

10.2
Service Agreement for Rate Schedule SS-1 by and between NJNG and Texas Eastern Transmission Company, dated as of June 21, 1995 (incorporated by reference to Exhibit 10-5B to the Annual Report on Form 10-K for the year ended September 30, 1996, as filed on December 30, 1996)

10.3*	Summary of 2021 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on September 11, 2020)

10.4*	Summary of 2020 Company’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on January 23, 2020)

10.5*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2018 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, as filed on February 8, 2018)

10.6*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2018 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, as filed on February 8, 2018)

10.7*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Based Restricted Stock Units Agreement Fiscal Year 2018 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q, as filed on February 8, 2018)

10.8*
New Jersey Resources Corporation Deferred Stock Retention Award Agreement Fiscal Year 2018 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, as filed on February 8, 2018)

10.9*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2018 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, as filed on February 8, 2018)

10.10*	The Company’s 2017 Stock Award and Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement for the 2017 Annual Meeting as filed on December 15, 2016)

10.11*+	New Jersey Resources Savings Equalization Plan (as amended and restated as of November 16, 2020)

10.12*+	New Jersey Resources Pension Equalization Plan (as amended and restated as of November 16, 2020)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

10.13*	New Jersey Resources Corporation Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.14*+	New Jersey Resources Corporation Officers’ Deferred Compensation Plan (as amended and restated on November 16, 2020)

10.15*+	Amended and Restated New Jersey Resources Corporation Directors’ Deferred Compensation Plan (amended and restated as of November 16, 2020)

10.16*
Form of Amended and Restated Employment Continuation Agreement between the Company and named executive officer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 18, 2019)

10.16(a)*+	Schedule of Employee Continuation Agreements

10.16(b)*
Form of Amended and Restated Employment Continuation Agreement for officers of NJR Energy Services Company dated as of November 12, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 18, 2019)

10.17	Limited Liability Company Agreement of Steckman Ridge GP, LLC, dated as of March 2, 2007 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.18	Limited Partnership Agreement of Steckman Ridge, LP dated as of March 2, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

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

10.20
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

10.21*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2019 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, as filed on February 6, 2019)

10.22*
New Jersey Resources Corporation Deferred Stock Retention Award Agreement Fiscal Year 2019 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, as filed on February 6, 2019)

10.23*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2019 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, as filed on February 6, 2019)

10.24*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2019 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, as filed on February 6, 2019)

10.25*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Based Restricted Stock Units Agreement Fiscal Year 2019 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q, as filed on February 6, 2019)

10.26*+	New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2020

10.27*+	New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2020

10.28*+	New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2020

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

10.29*+	New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance-Based Restricted Stock Unit Agreement Fiscal Year 2020

10.30*+	New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Deferred Retention Stock Award Agreement Fiscal Year 2020

10.31
Forward Sale Agreement between New Jersey Resources Corporation and Wells Fargo Bank, National Association, dated December 4, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on December 9, 2019)

10.32
Forward Sale Agreement between New Jersey Resources Corporation and JPMorgan Chase Bank, National Association, dated December 4, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on December 9, 2019)

10.33
Additional Forward Sale Agreement between New Jersey Resources Corporation and Wells Fargo Bank, National Association, dated December 5, 2019 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on December 9, 2019)

10.34
Additional Forward Sale Agreement between New Jersey Resources Corporation and JPMorgan Chase Bank, National Association, dated December 5, 2019 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on December 9, 2019)

10.35
Amendment to Forward Sale Agreement, dated September 18, 2020, between New Jersey Resources Corporation and Wells Fargo Bank, National Association, dated December 4, 2019 and Additional Forward Sale Agreement between New Jersey Resources Corporation and Wells Fargo Bank, National Association, dated December 5, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on September 24, 2020)

10.36
Amendment to Forward Sale Agreement, dated September 18, 2020, between New Jersey Resources Corporation and J.P. Morgan Securities LLC, dated December 4, 2019 and Additional Forward Sale Agreement between New Jersey Resources Corporation and J.P. Morgan Securities LLC, dated December 5, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on September 24, 2020)

10.37*	2017 Stock Award and Incentive Plan Form of Director Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on January 23, 2020)

10.38*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on November 13, 2020)

10.39*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 13, 2020)

10.40*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 13, 2020)

10.41*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance-Based Restricted Stock Unit Agreement Fiscal Year 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on November 13, 2020)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

10.42
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

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101+	Interactive Data File {Annual Report on Form 10-K, for the fiscal year ended September 30, 2020, furnished in iXBRL (Inline eXtensible Business Reporting Language)}

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)

Date:	November 30, 2020	By:/s/ Patrick J. Migliaccio
Patrick J. Migliaccio
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

November 30, 2020	/s/ Stephen D. Westhoven	November 30, 2020	/s/ Patrick J. Migliaccio
	Stephen D. Westhoven President and Chief Executive Officer Director (Principal Executive Officer)		Patrick J. Migliaccio Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 30, 2020	/s/ Donald L. Correll	November 30, 2020	/s/ Jane M. Kenny
	Donald L. Correll Chairman		Jane M. Kenny Director

November 30, 2020	/s/ Gregory E. Aliff	November 30, 2020	/s/ Thomas C. O’Connor
	Gregory E. Aliff Director		Thomas C. O’Connor Director

November 30, 2020	/s/ James H. DeGraffenreidt, Jr.	November 30, 2020	/s/ Sharon C. Taylor
	James H. DeGraffenreidt, Jr. Director		Sharon C. Taylor Director

November 30, 2020	/s/ Robert B. Evans	November 30, 2020	/s/ David A. Trice
	Robert B. Evans Director		David A. Trice Director

November 30, 2020	/s/ M. Susan Hardwick	November 30, 2020	/s/ George R. Zoffinger
	M. Susan Hardwick Director		George R. Zoffinger Director

November 30, 2020	/s/ M. William Howard, Jr.
M. William Howard, Jr. Director