Form 10-Q
period 2020-12-31
NEW JERSEY RESOURCES CORP
filed 2021-02-04
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
OR
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of February 2, 2021 was 96,250,435.

New Jersey Resources Corporation

New Jersey Resources Corporation
GLOSSARY OF KEY TERMS

Adelphia Gateway	Adelphia Gateway, LLC
AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CIP	Conservation Incentive Program
CME	Chicago Mercantile Exchange
COVID-19	Novel coronavirus disease
CR&R	Commercial Realty & Resources Corp.
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
Dths	Dekatherms
EE	Energy Efficiency
Energy Services	Energy Services segment
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Financial margin	A non-GAAP financial measure, which represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes any accounting impact from the change in the fair value of certain derivative instruments
Fitch	Fitch Ratings Company
FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles of the United States
Home Services and Other	Home Services and Other Operations
ICE	Intercontinental Exchange
IEC	Interstate Energy Company, LLC
IIP	Infrastructure Investment Program
IRS	Internal Revenue Service
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
Leaf River	Leaf River Energy Center LLC
MGP	Manufactured Gas Plant
Moody's	Moody's Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
Natural Gas Act	The Natural Gas Act of 1938, as amended; the federal law regulating interstate natural gas pipeline and storage companies, among other things, codified beginning at 15 U.S.C. Section 717.
NFE	Net Financial Earnings
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	NJNG's $250 million unsecured committed credit facility expiring in December 2023
NJR Credit Facility	NJR's $425 million unsecured committed credit facility expiring in December 2023
NJR or The Company	New Jersey Resources Corporation
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
OASDI	Old Age, Survivors and Disability Insurance tax
O&M	Operation and Maintenance
OPEB	Other Postemployment Benefit Plans
PennEast	PennEast Pipeline Company, LLC
PPA	Power Purchase Agreement
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
S&P	Standard & Poor's Financial Services, LLC
SAFE	Safety Acceleration and Facility Enhancement
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
SREC	Solar Renewable Energy Certificate
SRL	Southern Reliability Link
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Talen	Talen Energy Marketing, LLC
TETCO	Texas Eastern Transmission
The Exchange Act	The Securities Exchange Act of 1934, as amended
The Tax Act	An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017
Third Circuit	The United States Court of Appeals for the Third Circuit
TREC	Transition Renewable Energy Certificate
Trustee	U.S. Bank National Association
U.S.	The United States of America
USF	Universal Service Fund

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

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, RECs, future rate case proceedings, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2021 and thereafter include many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as well as the following:

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	December 31,
(Thousands, except per share data)	2020	2019
OPERATING REVENUES
Utility	$195,729	$219,623
Nonutility	258,576	395,413
Total operating revenues	454,305	615,036
OPERATING EXPENSES
Natural gas purchases:
Utility	56,145	91,814
Nonutility	173,247	317,356
Related parties	1,734	1,524
Operation and maintenance	73,636	63,345
Regulatory rider expenses	10,701	11,742
Depreciation and amortization	27,362	24,637
Total operating expenses	342,825	510,418
OPERATING INCOME	111,480	104,618
Other income, net	4,117	286
Interest expense, net of capitalized interest	19,786	16,070
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	95,811	88,834
Income tax provision	17,441	16,471
Equity in earnings of affiliates	2,675	3,389
NET INCOME	$81,045	$75,752

EARNINGS PER COMMON SHARE
Basic	$0.84	$0.82
Diluted	$0.84	$0.82
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	96,114	91,911
Diluted	96,415	92,320

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2020	2019
Net income	$81,045	$75,752
Other comprehensive income, net of tax
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(112) and $0, respectively	231	—
Adjustment to postemployment benefit obligation, net of tax of $(245) and $(217), respectively	812	759
Other comprehensive income	$1,043	$759
Comprehensive income	$82,088	$76,511

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2020	2019
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income	$81,045	$75,752
Adjustments to reconcile net income to cash flows from operating activities
Unrealized gain on derivative instruments	(37,491)	(41,766)
Depreciation and amortization	27,362	24,637
Amortization of acquired wholesale energy contracts	716	134
Allowance for equity used during construction	(4,931)	(2,732)
Allowance for doubtful accounts	3,970	430
Non cash lease expense	1,324	861
Deferred income taxes	17,667	19,976
Manufactured gas plant remediation costs	(1,274)	(2,974)
Equity in earnings, net of distributions received from equity investees	(1,189)	(1,332)
Cost of removal - asset retirement obligations	(256)	(61)
Contributions to postemployment benefit plans	(1,670)	(2,256)
Tax benefit from stock-based compensation	76	798
Changes in:
Components of working capital	(74,434)	(117,241)
Other noncurrent assets	11,806	1,312
Other noncurrent liabilities	9,002	1,398
Cash flows from (used in) operating activities	31,723	(43,064)
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(64,481)	(69,861)
Solar equipment	(22,335)	(45,699)
Storage and Transportation and other	(8,299)	(2,687)
Cost of removal	(14,765)	(7,936)
Acquisition of assets, net of cash acquired of $5.1 million	—	(368,126)
Distribution from equity investees in excess of equity in earnings	1,413	643
Investments in equity investees	(286)	(509)
Cash flows used in investing activities	(108,753)	(494,175)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term loan	—	350,000
Payments of term loan	—	(212,900)
Payments of long-term debt	(5,203)	(3,853)
Proceeds from (payments of) short-term debt, net	9,000	228,159
Proceeds from sale leaseback transaction - solar	12,124	—
Proceeds from sale leaseback transaction	—	4,000
Payments of common stock dividends	(31,902)	(26,974)
Proceeds from issuance of common stock - public equity offering	—	212,900
Proceeds from issuance of common stock - DRP	3,911	3,572
Tax withholding payments related to net settled stock compensation	(5,534)	(3,543)
Cash flows (used in) from financing activities	(17,604)	551,361
Change in cash, cash equivalents and restricted cash	(94,634)	14,122
Cash, cash equivalents and restricted cash at beginning of period	119,423	4,063
Cash, cash equivalents and restricted cash at end of period	$24,789	$18,185
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(108,143)	$(164,622)
Inventories	5,792	(17,055)
Recovery of natural gas costs	(10,542)	7,951
Natural gas purchases payable	24,146	44,086
Natural gas purchases payable - related parties	74	—
Prepaid expenses	(5,045)	(12,482)
Prepaid and accrued taxes	10,568	15,390
Accounts payable and other	(39,232)	(27,080)
Restricted broker margin accounts	38,986	34,976
Customers' credit balances and deposits	7,014	2,457
Other current assets	1,948	(862)
Total	$(74,434)	$(117,241)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$11,298	$14,938
Income taxes	$230	$—
Accrued capital expenditures	$4,205	$14,864
See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	December 31, 2020	September 30, 2020
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$2,846,982	$2,800,052
Construction work in progress	401,393	379,846
Nonutility plant and equipment, at cost	1,117,839	1,108,512
Construction work in progress	204,152	176,556
Total property, plant and equipment	4,570,366	4,464,966
Accumulated depreciation and amortization, utility plant	(603,385)	(601,635)
Accumulated depreciation and amortization, nonutility plant and equipment	(148,666)	(140,562)
Property, plant and equipment, net	3,818,315	3,722,769
CURRENT ASSETS
Cash and cash equivalents	22,358	117,012
Customer accounts receivable
Billed	197,641	134,173
Unbilled revenues	53,794	9,226
Allowance for doubtful accounts	(11,105)	(7,242)
Regulatory assets	39,342	36,530
Natural gas in storage, at average cost	163,169	167,504
Materials and supplies, at average cost	18,949	20,406
Prepaid expenses	11,684	6,639
Prepaid and accrued taxes	12,858	24,301
Derivatives, at fair value	33,087	23,310
Restricted broker margin accounts	48,105	69,444
Other	19,322	21,029
Total current assets	609,204	622,332
NONCURRENT ASSETS
Investments in equity method investees	211,581	208,375
Regulatory assets	521,337	527,459
Operating lease assets	138,633	131,769
Derivatives, at fair value	1,547	3,349
Intangible assets, net	9,397	10,060
Software costs	5,498	4,707
Other noncurrent assets	81,393	85,657
Total noncurrent assets	969,386	971,376
Total assets	$5,396,905	$5,316,477

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CAPITALIZATION AND LIABILITIES

(Thousands, except share data)	December 31, 2020	September 30, 2020
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding December 31, 2020 — 96,139,436; September 30, 2020 — 95,949,183	$240,367	$240,243
Premium on common stock	492,890	491,982
Accumulated other comprehensive loss, net of tax	(43,272)	(44,315)
Treasury stock at cost and other; shares December 31, 2020 — 7,623; September 30, 2020 — 148,310	11,649	8,485
Retained earnings	996,580	947,501
Common stock equity	1,698,214	1,643,896
Long-term debt	2,264,972	2,259,466
Total capitalization	3,963,186	3,903,362
CURRENT LIABILITIES
Current maturities of long-term debt	26,864	27,236
Short-term debt	134,350	125,350
Natural gas purchases payable	120,091	95,945
Natural gas purchases payable to related parties	865	791
Accounts payable and other	110,456	141,500
Dividends payable	31,966	31,902
Accrued taxes	1,842	2,717
Regulatory liabilities	16,941	26,188
New Jersey Clean Energy Program	13,508	15,570
Derivatives, at fair value	24,444	33,865
Operating lease liabilities	4,397	6,724
Customers' credit balances and deposits	32,948	25,934
Total current liabilities	518,672	533,722
NONCURRENT LIABILITIES
Deferred income taxes	166,128	138,081
Deferred investment tax credits	3,251	3,332
Deferred gain	987	1,035
Derivatives, at fair value	14,933	13,352
Manufactured gas plant remediation	148,000	150,590
Postemployment employee benefit liability	235,845	237,221
Regulatory liabilities	195,282	196,450
Operating lease liabilities	104,970	95,030
Asset retirement obligation	33,906	33,723
Other	11,745	10,579
Total noncurrent liabilities	915,047	879,393
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$5,396,905	$5,316,477

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2020	95,949	$240,243	$491,982	$(44,315)	$8,485	$947,501	$1,643,896
Net income	—	—	—	—	—	81,045	81,045
Other comprehensive income	—	—	—	1,043	—	—	1,043
Common stock issued:
Incentive compensation plan	50	124	5,410	—	—	—	5,534
Dividend reinvestment plan (1)	140	—	(4,502)	—	5,593	—	1,091
Cash dividend declared ($.3325 per share)	—	—	—	—	—	(31,966)	(31,966)
Treasury stock and other	—	—	—	—	(2,429)	—	(2,429)
Balance at December 31, 2020	96,139	$240,367	$492,890	$(43,272)	$11,649	$996,580	$1,698,214
(1)Shares sold through the DRP are issued from treasury stock at average cost, which may differ from the actual market price paid.

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2019	89,999	$226,649	$291,331	$(31,787)	$(10,436)	$869,858	$1,345,615
Net income	—	—	—	—	—	75,752	75,752
Other comprehensive income	—	—	—	759	—	—	759
Common stock issued:
Common stock offering	5,333	13,333	199,567	—	—	—	212,900
Incentive compensation plan	96	239	3,053	—	—	—	3,292
Dividend reinvestment plan (1)	80	—	314	—	3,185	—	3,499
Cash dividend declared ($.3125 per share)	—	—	—	—	—	(29,846)	(29,846)
Treasury stock and other	—	—	—	—	(3,879)	—	(3,879)
Balance at December 31, 2019	95,508	$240,221	$494,265	$(31,028)	$(11,130)	$915,764	$1,608,092
(1)Shares sold through the DRP are issued from treasury stock at average cost, which may differ from the actual market price paid.

New Jersey Resources Corporation
Part I

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. NATURE OF THE BUSINESS

NJR provides regulated natural gas distribution services, transportation and storage services and operates certain unregulated businesses primarily through the following:

NJNG provides natural gas utility service to approximately 559,600 customers throughout Burlington, Middlesex, Monmouth, Morris and Ocean counties in New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

NJRCEV, the Company's clean energy subsidiary, comprises the Clean Energy Ventures segment and consists of the Company's capital investments in commercial and residential solar projects.

NJRES comprises the Energy Services segment. Energy Services maintains and transacts around a portfolio of natural gas transportation and storage capacity contracts and provides physical wholesale energy, retail energy and energy management services in the U.S. and Canada.

NJR Midstream Holdings Corporation, which comprises the Storage and Transportation segment, formerly the Midstream segment, invests in energy-related ventures through its subsidiaries. The Company holds a 50 percent combined ownership interest in Steckman Ridge, located in Pennsylvania and 20 percent ownership interest in PennEast, which are accounted for under the equity method of accounting. The Company also operates natural gas storage and transmission assets through the wholly-owned subsidiaries of Leaf River, which was acquired on October 11, 2019 and Adelphia Gateway, which was acquired on January 13, 2020 and is subject to rate regulation by FERC. See Note 17. Acquisitions and Dispositions for more information regarding these acquisitions.

NJR Retail Holdings Corporation has two principal subsidiaries, NJRHS, which provides heating, central air conditioning, standby generators, solar and other indoor and outdoor comfort products to residential homes throughout New Jersey, and CR&R, which owns commercial real estate. NJRHS and CR&R are included in Home Services and Other operations.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by NJR in accordance with the rules and regulations of the SEC and GAAP. The September 30, 2020 Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in NJR's 2020 Annual Report on Form 10-K.

The Unaudited Condensed Consolidated Financial Statements include the accounts of NJR and its subsidiaries. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the results of the interim periods presented. These adjustments are of a normal and recurring nature. Because of the seasonal nature of NJR's utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ending September 30, 2021. Intercompany transactions and accounts have been eliminated.

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

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the United States. The Company’s Unaudited Condensed Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impacts of COVID-19 on the assumptions and estimates used and determined that there have been no material adverse impacts on the Company’s results of operations as of December 31, 2020.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In June 2020, Clean Energy Ventures began generating TRECs for qualified new residential and commercial solar projects placed into service following the close of the SREC program. TREC revenue is recognized when TRECs are generated and are transferred monthly based upon metered solar electricity activity.

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

The Storage and Transportation segment generates revenues from firm storage contracts and transportation contracts, related usage fees and hub services for the use of storage space, injections and withdrawals from their natural gas storage facility and the delivery of natural gas to customers. Demand fees are recognized as revenue over the term of the related agreement while usage fees and hub services revenues are recognized as services are performed.
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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	December 31, 2020	September 30, 2020	December 31, 2019	September 30, 2019
Balance Sheet
Cash and cash equivalents	$22,358	$117,012	$15,666	$2,676
Restricted cash in other noncurrent assets	$2,431	$2,411	$2,519	$1,387
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$24,789	$119,423	$18,185	$4,063

Loans Receivable

NJNG currently provides loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Unaudited Condensed Consolidated Balance Sheets. The Company recorded $14.4 million and $13.7 million in other current assets and $34.7 million and $35.3 million in other noncurrent assets as of December 31, 2020 and September 30, 2020, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans. The Company regularly evaluates the credit quality and collection profile of its customers. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of December 31, 2020 and September 30, 2020, the Company has not recorded any impairments for SAVEGREEN loans.

Natural Gas in Storage

The following table summarizes natural gas in storage, at average cost by segment as of:

	December 31, 2020		September 30, 2020
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
Natural Gas Distribution	$98,434	25.1	$110,037	27.2
Energy Services	64,688	30.8	57,352	34.3
Storage and Transportation	47	—	115	0.02
Total	$163,169	55.9	$167,504	61.52

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

Amortization is recorded on the straight-line basis over the estimated useful lives. The following table presents the software costs included in the Unaudited Condensed Consolidated Financial Statements:

(Thousands)	December 31, 2020	September 30, 2020
Balance Sheets
Utility plant, at cost	$13,894	$13,452
Nonutility plant and equipment, at cost	$330	$316
Construction work in progress	$2	$—
Accumulated depreciation and amortization, utility plant	$(517)	$(279)
Accumulated depreciation and amortization, nonutility plant and equipment	$(11)	$(5)
Software costs	$5,498	$4,707

	Three Months Ended
	December 31,
Statements of Operations	2020	2019
Operation and maintenance (1)	$1,924	$1,487
Depreciation and amortization	$253	$—
(1)During the three months ended December 31, 2020, $77,000 was amortized into O&M. There were no amounts amortized into O&M for the three months ended December 31, 2019.

Sale Leasebacks

NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to renew the lease or repurchase the asset at the end of the term. Proceeds from sale leaseback transactions are accounted for as financing arrangements and are included in long-term debt on the Unaudited Condensed Consolidated Balance Sheets. NJNG received $4.0 million in December 2019, in connection with the sale leaseback of its natural gas meters. There were no natural gas meter sale leasebacks recorded during the three months ended December 31, 2020.

In addition, for certain of its commercial solar energy projects, the Company enters into lease agreements that provide for the sale of commercial solar energy assets to third parties and the concurrent leaseback of the assets. For sale leaseback transactions where the Company has concluded that the terms of the arrangement does not qualify as a sale as the Company retains control of the underlying assets and, as such, the Company uses the financing method to account for the transaction. Under the financing method, the Company recognizes the proceeds received from the buyer-lessor that constitute a payment to acquire the solar energy asset as a financing arrangement, which is recorded as a component of debt on the Unaudited Condensed Consolidated Balance Sheets.

The Company continues to operate the solar assets and is responsible for related expenses and entitled to retain the revenue generated from SRECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer; however, the payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax attributes. Accordingly, Clean Energy Ventures recognizes the equivalent value of the tax attributes in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In December 2020, Clean Energy Ventures received proceeds of $12.1 million in connection with the sale leaseback of two commercial solar projects. Clean Energy Ventures did not receive proceeds related to the sale leaseback of commercial solar assets during fiscal 2020. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets. Clean Energy Ventures did not enter into any sale leaseback transactions for its commercial solar assets during fiscal 2019. Clean Energy Ventures simultaneously entered into agreements to lease the assets back over a term of five- to 15-years.

Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of related tax effects during the three months ended December 31, 2020 and 2019:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance at September 30, 2020	$(10,397)	$(33,918)		$(44,315)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive income, net of tax of $(112), $(245), $(357), respectively	231	812	(1)	1,043
Balance at December 31, 2020	$(10,166)	$(33,106)		$(43,272)

Balance at September 30, 2019	$—	$(31,787)		$(31,787)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(217) and $(217)	—	759	(1)	759
Balance at December 31, 2019	$—	$(31,028)		$(31,028)
(1)Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

Change in Accounting Policy

Effective October 1, 2020, the Company changed its method of accounting for ITCs at Clean Energy Ventures from the flow through method to the deferral method. Prior to the change, the Company recognized ITCs as a reduction of income tax expense in the period that the qualified solar energy property, to which it relates, was placed in service. Effective with the accounting change, the Company recorded ITCs as a reduction to the carrying value of the related asset when placed in service and recognizes ITCs in earnings as a reduction to depreciation expense over the productive life of the related property. The deferral method is considered the preferred method per the authoritative guidance as described in ASC 740 - Income Taxes. The change to the deferral method is also consistent with the application of authoritative accounting guidance throughout other reporting segments and promotes proper matching of the benefits of the recognition of the ITC with the expected use of the asset.

The Company applied the change in accounting method retrospectively to all prior periods presented.

The impact of the change in accounting policy on the Unaudited Condensed Consolidated Statements of Operations during the three months ended December 31, 2019 is as follows:

	As Previously	Effect of	As
(Thousands)	Reported	Change	Adjusted
Depreciation and amortization	$27,758	(3,121)	$24,637
Total operating expenses	$513,539	(3,121)	$510,418
Operating income	$101,497	3,121	$104,618
Income before income taxes and equity in earnings of affiliates	$85,713	3,121	$88,834
Income tax (benefit) expense	$(259)	16,730	$16,471
Net income	$89,361	(13,609)	$75,752
Earnings per common share
Basic	$0.97	(0.15)	$0.82
Diluted	$0.97	(0.15)	$0.82

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The cumulative effect of the change in accounting policy on the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 is as follows:

	As Previously	Effect of	As
(Thousands)	Reported	Change	Adjusted
Assets
Nonutility plant and equipment, at cost	$1,430,723	(322,211)	$1,108,512
Accumulated depreciation and amortization, nonutility plant and equipment	$(202,507)	61,945	$(140,562)
Property, plant and equipment, net	$3,983,035	(260,266)	$3,722,769
Other noncurrent assets	$78,716	6,941	$85,657
Total noncurrent assets	$964,435	6,941	$971,376
Total assets	$5,569,802	(253,325)	$5,316,477
Capitalization
Retained earnings	$1,148,297	(200,796)	$947,501
Common stock equity	$1,844,692	(200,796)	$1,643,896
Total capitalization	$4,104,158	(200,796)	$3,903,362
Liabilities
Deferred income taxes	$190,610	(52,529)	$138,081
Total noncurrent liabilities	$931,922	(52,529)	$879,393
Total capitalization and liabilities	$5,569,802	(253,325)	$5,316,477

The impact of the change in accounting policy on the Unaudited Condensed Consolidated Statements of Cash Flows as of December 31, 2019 is as follows:

	As Previously	Effect of	As
(Thousands)	Reported	Change	Adjusted
Depreciation and amortization	$27,758	(3,121)	$24,637
Deferred income taxes	$3,246	16,730	$19,976

The impact of the change in accounting policy on the Unaudited Condensed Consolidated Statements of Common Stock Equity as of December 31, 2019 is as follows:

	As Previously	Effect of	As
(Thousands)	Reported	Change	Adjusted
Retained Earnings
Balance at September 30, 2019	$1,075,960	(206,102)	$869,858
Net income	$89,361	(13,609)	$75,752
Balance at December 30, 2019	$1,135,475	(219,711)	$915,764
Total
Balance at September 30, 2019	$1,551,717	(206,102)	$1,345,615
Net income	$89,361	(13,609)	$75,752
Balance at December 30, 2019	$1,827,803	(219,711)	$1,608,092

Recently Adopted Updates to the Accounting Standards Codification

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company completed its evaluation of ASU No. 2016-13 and subsequent amendments related to this topic and adopted this new guidance beginning October 1, 2020, using the modified retrospective method. The adoption did not result in a cumulative effect adjustment to retained earnings as the current expected lifetime loss estimates were not materially different from the reserves already in place.

The Company segregates financial assets that fall within the scope of ASC 326, primarily trade receivables and unbilled revenues due in one year or less, into portfolio segments based on shared risk characteristics, such as geographical location and regulatory environment, for evaluation of expected credit losses. Historical and current information, such as average write-offs, are applied to each portfolio segment to estimate the allowance for losses on uncollectible receivables. Additionally, the allowance for losses on uncollectible receivables is adjusted for reasonable and supportable forecasts of future economic conditions, which can include changing weather, commodity prices, regulations, and macroeconomic factors, such as unemployment rates among others.

Fair Value

In August 2018, the FASB issued ASU No. 2018-13, an amendment to ASC 820, Fair Value Measurement, which removes, modifies and adds to certain disclosure requirements of fair value measurements. Disclosure requirements removed include the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. Modifications include considerations around the requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse. The additions include the requirement to disclose changes in unrealized gains and losses for the period in other comprehensive income for recurring Level 3 fair value measurements held and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for the Company beginning October 1, 2020, with early adoption permitted. Upon adoption, the amendments were applied on a prospective or retrospective basis depending on the specific amendments’ transition requirements. The Company does not have either Level 3 fair value measurements or transfers between Level 1 or Level 2 in its current portfolios, and therefore, this ASU did not have an impact on the Company's financial statements and disclosures.

Compensation - Retirement Benefits

In August 2018, the FASB issued ASU No. 2018-14, an amendment to ASC 715, Compensation - Retirement Benefits, which removes disclosures that no longer are considered cost-beneficial, clarifies the specific requirements of certain disclosures and adds new disclosure requirements identified as relevant. The guidance was effective for the Company beginning October 1, 2020, with early adoption permitted. Upon adoption, the amended presentation and disclosure requirements guidance did not have an impact on the Company's disclosures.

Other Recent Updates to the Accounting Standards Codification

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

Other

In October 2020, the FASB issued ASU 2020-10, which clarifies application of various provisions in the ASC by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. It also improves the consistency by amending the ASC to include all disclosure guidance in the appropriate section. The guidance is effective for public business entities in the fiscal year beginning after December 15, 2020. This ASU will be effective for the Company on October 1, 2021.

On January 7, 2021, the FASB issued ASU 2021-01, which refines the scope of ASC 848 and clarifies some of its guidance of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets (the “discounting transition”). This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2020-900—Reference Rate Reform (Topic 848): Scope Refinement, which has since been deleted.

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

Clean Energy Ventures	Commercial solar electricity
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
Clean Energy Ventures generates TRECs, which are created for every MWh of electricity produced by a solar generator. The performance obligation of Clean Energy Ventures is to generate electricity and TRECs, which are purchased monthly by a REC Administrator.

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
The performance obligation of the Storage and Transportation segment is to provide the customer with storage and transportation services. The Storage and Transportation segment generates revenues from firm storage contracts and transportation contracts, related usage fees for the use of storage space, injection and withdrawal at the storage facility and the delivery of natural gas to customers. Revenue is recognized over time as customers receive the benefits of service as it is performed on their behalf using an output method based on actual deliveries.

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
The performance obligation of the Storage and Transportation segment is to provide the customer with storage and transportation services. The Storage and Transportation segment generates revenues from hub services for the use of storage space, injection and withdrawal from the storage facility. Hub services include park and loan transactions and wheeling.

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

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the three months ended December 31, 2020 and 2019, is as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures		Energy Services	Storage and Transportation	Home Services and Other	Total
2020
Natural gas utility sales	$189,364	—		—	—	—	$189,364
Natural gas services	—	—		6,428	13,104	—	19,532
Service contracts	—	—		—	—	8,259	8,259
Installations and maintenance	—	—		—	—	4,318	4,318
Renewable energy certificates	—	690		—	—	—	690
Electricity sales	—	4,388		—	—	—	4,388
Eliminations (1)	—	—		—	(657)	(167)	(824)
Revenues from contracts with customers	189,364	5,078		6,428	12,447	12,410	225,727
Alternative revenue programs (2)	1,568	—		—	—	—	1,568
Derivative instruments	4,797	1,292	(3)	223,049	—	—	229,138
Eliminations (1)	—	—		(2,128)	—	—	(2,128)
Revenues out of scope	6,365	1,292		220,921	—	—	228,578
Total operating revenues	$195,729	6,370		227,349	12,447	12,410	$454,305
2019
Natural gas utility sales	$219,894	—		—	—	—	$219,894
Natural gas services	—	—		7,321	9,072	—	16,393
Service contracts	—	—		—	—	8,038	8,038
Installations and maintenance	—	—		—	—	4,869	4,869
Electricity sales	—	4,018		—	—	—	4,018
Eliminations (1)	—	—		—	(667)	(415)	(1,082)
Revenues from contracts with customers	219,894	4,018		7,321	8,405	12,492	252,130
Alternative revenue programs (2)	(1,943)	—		—	—	—	(1,943)
Derivative instruments	1,672	2,194	(3)	363,094	—	—	366,960
Eliminations (1)	—	—		(2,111)	—	—	(2,111)
Revenues out of scope	(271)	2,194		360,983	—	—	362,906
Total operating revenues	$219,623	6,212		368,304	8,405	12,492	$615,036
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.
(2)Includes CIP revenue.
(3)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the three months ended December 31, 2020 and 2019, is as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
2020
Residential	$137,224	2,722	—	—	12,204	$152,150
Commercial and industrial	29,229	2,356	6,428	12,447	206	50,666
Firm transportation	21,104	—	—	—	—	21,104
Interruptible and off-tariff	1,807	—	—	—	—	1,807
Revenues out of scope	6,365	1,292	220,921	—	—	228,578
Total operating revenues	$195,729	6,370	227,349	12,447	12,410	$454,305

2019
Residential	$153,222	2,460	—	—	12,279	$167,961
Commercial and industrial	45,422	1,558	7,321	8,405	213	62,919
Firm transportation	19,589	—	—	—	—	19,589
Interruptible and off-tariff	1,661	—	—	—	—	1,661
Revenues out of scope	(271)	2,194	360,983	—	—	362,906
Total operating revenues	$219,623	6,212	368,304	8,405	12,492	$615,036

Customer Accounts Receivable/Credit Balances and Deposits

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2020:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
Customer accounts receivable
Billed	$79,146	4,436	108,544	3,559	1,956	$197,641
Unbilled	51,720	2,074	—	—	—	53,794
Customers' credit balances and deposits	(32,948)	—	—	—	—	(32,948)
Total	$97,918	6,510	108,544	3,559	1,956	$218,487

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for NJNG are comprised of the following:

(Thousands)	December 31, 2020	September 30, 2020
Regulatory assets-current
New Jersey Clean Energy Program	$13,508	$15,570
Conservation Incentive Program	20,689	19,120
Derivatives at fair value, net	3,194	—
Other current regulatory assets	1,622	1,682
Total current regulatory assets	$39,013	$36,372
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$36,892	$36,516
Liability for future expenditures	148,002	150,590
Deferred income taxes	32,406	28,241
Derivatives at fair value, net	8	1
SAVEGREEN	21,825	21,281
Postemployment and other benefit costs	184,265	188,170
Deferred storm damage costs	5,972	6,515
Cost of removal	73,237	75,080
Other noncurrent regulatory assets	17,517	20,068
Total noncurrent regulatory assets	$520,124	$526,462
Regulatory liability-current
Overrecovered natural gas costs	$16,941	$25,914
Derivatives at fair value, net	—	274
Total current regulatory liabilities	$16,941	$26,188
Regulatory liabilities-noncurrent
Tax Act impact (1)	$194,155	$195,425
Derivatives at fair value, net	—	352
Other noncurrent regulatory liabilities	961	509
Total noncurrent regulatory liabilities	$195,116	$196,286
(1)Reflects the re-measurement and subsequent amortization of NJNG's net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act.

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for Adelphia Gateway are comprised of the following:

(Thousands)	December 31, 2020	September 30, 2020
Total current regulatory assets	$329	$158
Total noncurrent regulatory assets	$1,213	$997
Total-noncurrent regulatory liabilities	$166	$—

The assets are comprised primarily of the tax benefit associated with the equity component of AFUDC and the liability consists primarily of scheduling penalties. Recovery of regulatory assets is subject to FERC approval.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory filings and/or actions that occurred during the current fiscal year include the following:

•On October 28, 2020, the BPU approved the Company’s transmission and distribution component of the IIP for $150 million over five years, effective November 1, 2020. The recovery of information technology replacement and enhancements, that was included in the original IIP filing, will be included as part of base rate filings as projects are placed in service.

•On November 20, 2020, NJNG notified the BPU of its intent to provide BGSS bill credits to residential and small commercial sales customers effective December 1, 2020 to December 31, 2020. The December bill credits were estimated to be $10.0 million, $9.4 million net of tax. On December 22, 2020, NJNG notified the BPU of the extension of the BGSS bill credits through January 31, 2021. The January 2021 bill credits are estimated to be $12.5 million, $11.7 million net of tax.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Natural Gas Distribution

Changes in fair value of NJNG's financial commodity derivatives are recorded as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets. The Company elects NPNS accounting treatment on all physical commodity contracts that NJNG entered into on or before December 31, 2015, and accounts for these contracts on an accrual basis. Accordingly, physical natural gas purchases are recognized in regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets when the contract settles and the natural gas is delivered. The average cost of natural gas is charged to expense in the current period earnings based on the BGSS factor times the therm sales. Effective for contracts executed on or after January 1, 2016, NJNG no longer elects NPNS accounting treatment on a portfolio basis. However, since NPNS is a contract-by-contract election, where it makes sense to do so, NJNG can and may elect to treat certain contracts as normal. Because NJNG recovers these amounts through future BGSS rates as increases or decreases to the cost of natural gas in NJNG’s tariff for natural gas service, the changes in fair value of these contracts are deferred as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets.

In February 2020 and March 2020, NJNG entered into treasury lock transactions to fix the benchmark treasury rate associated with a $75 million debt tranche that was issued in September 2020. Settlement of the treasury locks resulted in a $6.6 million loss, which was recorded as a component of regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. The loss is being amortized into earnings over the term of the debt as a component of interest expense on the Unaudited Condensed Consolidated Statements of Operations, which totaled $60,000 during the three months ended December 31, 2020.

Clean Energy Ventures

The Company elects NPNS accounting treatment on PPA contracts executed by Clean Energy Ventures that meet the definition of a derivative and accounts for the contract on an accrual basis. Accordingly, electricity sales are recognized in revenues throughout the term of the PPA as electricity is delivered. NPNS is a contract-by-contract election and where it makes sense to do so, the Company can and may elect to treat certain contracts as normal.

Home Services and Other

In February 2020 and March 2020, NJR entered into treasury lock transactions to fix the benchmark treasury rate associated with $260 million of debt, of which $60 million was issued in July 2020 and $200 million was issued in September 2020. NJR designated its treasury lock contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges were recorded in OCI. Settlement of the treasury locks resulted in a loss of $13.7 million, which was recorded within OCI. The loss is being amortized into earnings over the term of the debt as a component of interest expense on the Unaudited Condensed Consolidated Statements of Operations, which totaled $231,000, net of tax, during the three months ended December 31, 2020.

Fair Value of Derivatives

The following table presents the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Fair Value
		December 31, 2020		September 30, 2020
(Thousands)	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$1	$176	$78	$76
Financial commodity contracts	Derivatives - current	723	574	71	282
Energy Services:
Physical commodity contracts	Derivatives - current	6,416	16,815	6,454	20,438
	Derivatives - noncurrent	1,159	12,668	1,264	12,003
Financial commodity contracts	Derivatives - current	25,784	6,866	16,671	12,965
	Derivatives - noncurrent	333	2,265	2,037	1,346
Foreign currency contracts	Derivatives - current	163	13	36	104
	Derivatives - noncurrent	55	—	48	3
Total fair value of derivatives		$34,634	$39,377	$26,659	$47,217

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

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of December 31, 2020:
Derivative assets:
Energy Services
Physical commodity contracts	$7,575	$(2,455)	$(200)	$4,920
Financial commodity contracts	26,117	(9,131)	(888)	16,098
Foreign currency contracts	218	(13)	—	205
Total Energy Services	$33,910	$(11,599)	$(1,088)	$21,223
Natural Gas Distribution
Physical commodity contracts	$1	$(1)	$—	$—
Financial commodity contracts	723	(574)	—	149
Total Natural Gas Distribution	$724	$(575)	$—	$149
Derivative liabilities:
Energy Services
Physical commodity contracts	$29,483	$(2,455)	$—	$27,028
Financial commodity contracts	9,131	(9,131)	—	—
Foreign currency contracts	13	(13)	—	—
Total Energy Services	$38,627	$(11,599)	$—	$27,028
Natural Gas Distribution
Physical commodity contracts	$176	$(1)	$—	$175
Financial commodity contracts	574	(574)	—	—
Total Natural Gas Distribution	$750	$(575)	$—	$175
As of September 30, 2020:
Derivative assets:
Energy Services
Physical commodity contracts	$7,718	$(3,587)	$(200)	$3,931
Financial commodity contracts	18,708	(14,311)	—	4,397
Foreign currency contracts	84	(84)	—	—
Total Energy Services	$26,510	$(17,982)	$(200)	$8,328
Natural Gas Distribution
Physical commodity contracts	$78	$(65)	$—	$13
Financial commodity contracts	71	(71)	—	—
Total Natural Gas Distribution	$149	$(136)	$—	$13
Derivative liabilities:
Energy Services
Physical commodity contracts	$32,441	$(3,587)	$—	$28,854
Financial commodity contracts	14,311	(14,311)	—	—
Foreign currency contracts	107	(84)	—	23
Total Energy Services	$46,859	$(17,982)	$—	$28,877
Natural Gas Distribution
Physical commodity contracts	$76	$(65)	$—	$11
Financial commodity contracts	282	(71)	—	211
Total Natural Gas Distribution	$358	$(136)	$—	$222
(1)Derivative assets and liabilities are presented on a gross basis on the balance sheet as the Company does not elect balance sheet offsetting under ASC 210-20.
(2)Includes transactions with NAESB netting election, transactions held by FCMs with net margining and transactions with ISDA netting.
(3)Financial collateral includes cash balances at FCMs as well as cash received from or pledged to other counterparties.
(4)Net amounts represent presentation of derivative assets and liabilities if the Company were to elect balance sheet offsetting under ASC 210-20.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Energy Services utilizes financial derivatives to economically hedge the gross margin associated with the purchase of physical natural gas to be used for storage injection and its subsequent sale at a later date. The gains or (losses) on the financial transactions that are economic hedges of the cost of the purchased natural gas are recognized prior to the gains or (losses) on the physical transaction, which are recognized in earnings when the natural gas is delivered. Therefore, mismatches between the timing of the recognition of realized gains or (losses) on the financial derivative instruments and gains or (losses) associated with the actual sale of the natural gas that is being economically hedged along with fair value changes in derivative instruments, creates volatility in the results of Energy Services, although the Company's intended economic results relating to the entire transaction are unaffected.

The following table presents the effect of derivative instruments recognized on the Unaudited Condensed Consolidated Statements of Operations for the periods set forth below:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended
		December 31,
Derivatives not designated as hedging instruments:		2020	2019
Energy Services:
Physical commodity contracts	Operating revenues	$5,252	$9,836
Physical commodity contracts	Natural gas purchases	(5,054)	(1,410)
Financial commodity contracts	Natural gas purchases	47,755	46,093
Foreign currency contracts	Natural gas purchases	200	115
Total unrealized and realized gains		$48,153	$54,634

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

	Three Months Ended
	December 31,
(Thousands)	2020	2019
Natural Gas Distribution:
Physical commodity contracts	$342	$840
Financial commodity contracts	(4,272)	(1,088)
Total unrealized and realized losses	$(3,930)	$(248)

NJR designates its treasury lock contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to interest expense on the Consolidated Statements of Operations.

The following table reflects the effect of derivative instruments designated as cash flow hedges in OCI:

(Thousands)	Amount of Pre-tax Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from OCI into Income	Amount of Pre-tax Gain (Loss) Reclassified from OCI into Income
	Three Months Ended			Three Months Ended
	December 31,			December 31,
Derivatives in cash flow hedging relationships:	2020	2019		2020	2019
Interest rate contracts		$—	Interest expense	$(343)	$—

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NJNG and Energy Services had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
	Transaction Type	December 31, 2020	September 30, 2020
Natural Gas Distribution	Futures	24.0	23.7
	Physical Commodity	4.4	6.0
Energy Services	Futures	(25.3)	(27.5)
	Swaps	(1.2)	(1.8)
	Physical Commodity	(7.3)	5.0

Not included in the above table are Energy Services' net notional amount of foreign currency transactions of approximately $5.1 million as of both December 31, 2020 and September 30, 2020 and 984,000 and 960,000 SRECs that were open as of December 31, 2020 and September 30, 2020, respectively.

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

(Thousands)	Balance Sheet Location	December 31, 2020	September 30, 2020
Natural Gas Distribution	Restricted broker margin accounts	$20,282	$13,525
Energy Services	Restricted broker margin accounts	$27,823	$55,919

Wholesale Credit Risk

NJNG, Energy Services, Clean Energy Ventures and the Storage and Transportation segment are exposed to credit risk as a result of their sales/wholesale marketing activities. As a result of the inherent volatility in the prices of natural gas commodities, derivatives, SRECs, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty fails to perform the obligations under its contract then the Company could sustain a loss.

The Company monitors and manages the credit risk of its wholesale operations through credit policies and procedures that management believes reduce overall credit risk. These policies include a review and evaluation of current and prospective counterparties' financial statements and/or credit ratings, daily monitoring of counterparties' credit limits and exposure, daily communication with traders regarding credit status and the use of credit mitigation measures, such as collateral requirements and netting agreements. Examples of collateral include letters of credit and cash received for either prepayment or margin deposit. Collateral may be requested due to the Company's election not to extend credit or because exposure exceeds defined thresholds. Most of the Company's wholesale marketing contracts contain standard netting provisions. These contracts include those governed by ISDA and the NAESB. The netting provisions refer to payment netting, whereby receivables and payables with the same counterparty are offset and the resulting net amount is paid to the party to which it is due.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of December 31, 2020. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$159,541
Noninvestment grade	16,482
Internally rated investment grade	26,364
Internally rated noninvestment grade	24,543
Total	$226,930

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. There were no derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required as of December 31, 2020. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

6. FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and cash equivalents, accounts receivable, current loan receivables, accounts payable, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. Non-current loan receivables are recorded based on what the Company expects to receive, which approximates fair value, in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets. The Company regularly evaluates the credit quality and collection profile of its customers to approximate fair value.

The estimated fair value of long-term debt, including current maturities, excluding finance leases, debt issuance costs and solar asset financing obligations, is as follows:

(Thousands)	December 31, 2020	September 30, 2020
Carrying value (1) (2) (3)	$2,102,845	$2,102,845
Fair market value	$2,455,242	$2,417,748
(1)Excludes finance leases of $69.5 million and $74.2 million as of December 31, 2020 and September 30, 2020, respectively.
(2)Excludes NJNG's debt issuance costs of $9.6 million and $9.2 million as of December 31, 2020 and September 30, 2020, respectively.
(3)Excludes NJR's debt issuance costs of $3.4 million as of both December 31, 2020 and September 30, 2020.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Clean Energy Ventures enters into transactions to sell certain commercial solar assets and lease the assets back for a term specified in the lease. These transactions are considered financing obligations for accounting purposes and are recorded within long-term debt on the Unaudited Condensed Consolidated Balance Sheets. The estimated fair value of solar asset financing obligations as of December 31, 2020 and September 30, 2020 was $162.0 million and $149.2 million, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of December 31, 2020, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

Level 2Other significant observable inputs such as interest rates or price data, including both commodity and basis pricing that is observed either directly or indirectly from publications or pricing services. NJR's Level 2 assets and liabilities include over-the-counter physical forward commodity contracts and swap contracts, SREC forward sales or derivatives that are initially valued using observable quotes and are subsequently adjusted to include time value, credit risk or estimated transport pricing components for which no basis price is available. Level 2 financial derivatives consist of transactions with non-FCM counterparties (basis swaps, fixed swaps and/or options). NJNG's treasury lock is also considered Level 2 as valuation is based on quoted market interest and swap rates as inputs to the valuation model. Inputs are verifiable and do not require significant management judgment. For some physical commodity contracts the Company utilizes transportation tariff rates that are publicly available and that it considers to be observable inputs that are equivalent to market data received from an independent source. There are no significant judgments or adjustments applied to the transportation tariff inputs and no market perspective is required. Even if the transportation tariff input were considered to be a “model,” it would still be considered to be a Level 2 input as the data is:

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2020:
Assets:
Physical commodity contracts	$—	$7,576	$—	$7,576
Financial commodity contracts	26,324	516	—	26,840
Financial commodity contracts - foreign exchange	—	218	—	218
Money market funds	17,384	—	—	17,384
Other	1,927	—	—	1,927
Total assets at fair value	$45,635	$8,310	$—	$53,945
Liabilities:
Physical commodity contracts	$—	$29,659	$—	$29,659
Financial commodity contracts	9,705	—	—	9,705
Financial commodity contracts - foreign exchange	—	13	—	13
Total liabilities at fair value	$9,705	$29,672	$—	$39,377
As of September 30, 2020:
Assets:
Physical commodity contracts	$—	$7,796	$—	$7,796
Financial commodity contracts	18,279	500	—	18,779
Financial commodity contracts - foreign exchange	—	84	—	84
Money market funds	112,291	—	—	112,291
Other	1,840	—	—	1,840
Total assets at fair value	$132,410	$8,380	$—	$140,790
Liabilities:
Physical commodity contracts	$—	$32,517	$—	$32,517
Financial commodity contracts	14,593	—	—	14,593
Financial commodity contracts - foreign exchange	—	107	—	107
Total liabilities at fair value	$14,593	$32,624	$—	$47,217

7. INVESTMENTS IN EQUITY INVESTEES

NJR's investments in equity method investees include the following as of:

(Thousands)	December 31, 2020	September 30, 2020
Steckman Ridge (1)	$110,929	$112,378
PennEast (2)	100,652	95,997
Total	$211,581	$208,375
(1)Includes loans with a total outstanding principal balance of $70.4 million for both December 31, 2020 and September 30, 2020, which accrue interest at a variable rate that resets quarterly and are due October 1, 2023.
(2)Includes a deferred tax component related to AFUDC equity of $7.2 million and $4.6 million for December 31, 2020 and September 30, 2020, respectively.

Steckman Ridge

The Company holds a 50 percent equity method investment in Steckman Ridge, a jointly owned and controlled natural gas storage facility located in Bedford County, Pennsylvania. Due to the expiration of a customer contract in October 2020, the Company evaluated its investment in Steckman Ridge for other-than-temporary impairment and determined an impairment charge was not necessary.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and other factors. As a result, it is reasonably possible that unfavorable developments, such as the failure to execute storage contracts and other services for available capacity at anticipated price levels could result in an other-than temporary impairment charge in the Unaudited Condensed Consolidated Financial Statements.

PennEast

The Company, through its subsidiary NJR Pipeline Company, is a 20 percent investor in PennEast, a partnership whose purpose is to construct and operate a 120-mile natural gas pipeline that will extend from northeast Pennsylvania to western New Jersey. PennEast received a Certificate of Public Convenience and Necessity for the project from FERC on January 19, 2018.

On September 10, 2019, the Third Circuit issued an order overturning the United States District Court for the District of New Jersey’s order granting PennEast condemnation and immediate access in accordance with the Natural Gas Act to certain properties in which the State of New Jersey holds an interest. A Petition for Rehearing was denied by the Third Circuit on November 5, 2019.

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

On June 29, 2020, the Supreme Court requested that the Solicitor General of the United States file a brief that expresses the views on the question of the use of eminent domain to acquire state owned lands for pipeline construction. The Solicitor General filed its brief with the Supreme Court on December 9, 2020.

The state of New Jersey filed a brief with the Supreme Court on December 23, 2020 in response to the brief of the Solicitor General.

On February 3, 2021, the Supreme Court granted the petition for a writ of certiorari. The matter is expected to be argued before the Supreme Court in April 2021.

The Company evaluated its investment in PennEast for an other-than-temporary impairment and determined an impairment charge was not necessary. It is reasonably possible that future unfavorable developments, such as a reduced likelihood of success from development options and legal outcomes, estimated increases in construction costs, increases in the discount rate, or further significant delays, could result in an impairment of the Company's equity method investment. Also, the use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge in the Unaudited Condensed Consolidated Financial Statements.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended
	December 31,
(Thousands, except per share amounts)	2020	2019
Net income, as reported	$81,045	$75,752
Basic earnings per share
Weighted average shares of common stock outstanding-basic	96,114	91,911
Basic earnings per common share	$0.84	$0.82
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	96,114	91,911
Equity forward sale agreement (1)	—	106
Other (2)	301	303
Weighted average shares of common stock outstanding-diluted	96,415	92,320
Diluted earnings per common share (2)	$0.84	$0.82
(1)See Note 14. Common Stock Equity for details regarding the forward sale agreement.
(2)Consist primarily of unvested stock awards and performance shares.
(3)There were anti-dilutive shares of 32,317 excluded from the calculation of diluted earnings per share related to the equity forward sale agreement during the three months ended December 31, 2020.

9. DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

Credit Facilities

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	December 31, 2020	September 30, 2020	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	December 2023
Notes outstanding at end of period	$120,000	$125,350
Weighted average interest rate at end of period	0.93%	1.49%
Amount available at end of period (2)	$294,706	$289,356
Bank revolving credit facilities (1)	$—	$250,000
Notes outstanding at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Amount available at end of period (2)	$—	$250,000
NJNG
Bank revolving credit facilities (3)	$250,000	$250,000	December 2023
Commercial paper outstanding at end of period	$14,350	$—
Weighted average interest rate at end of period	0.08%	—%
Amount available at end of period (4)	$234,919	$249,269
(1)Committed credit facilities, which require commitment fees of 0.075 percent on the unused amounts.
(2)Letters of credit outstanding total $10.3 million for both December 31, 2020 and September 30, 2020, respectively, which reduces amount available by the same amount.
(3)Committed credit facilities, which require commitment fees of 0.075 percent on the unused amounts.
(4)Letters of credit outstanding total $731,000 for both December 31, 2020 and September 30, 2020, which reduces the amount available by the same amount.

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

Long-term Debt

NJNG

NJNG received $4.0 million in December 2019, in connection with the sale leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.2 million during the three months ended December 31, 2019. There were no natural gas meter sale leasebacks recorded during the three months ended December 31, 2020.

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are considered failed sale leasebacks for accounting purposes and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from SREC and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from SRECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. In December 2020, Clean Energy Ventures received proceeds of $12.1 million in connection with the sale leaseback of two commercial solar projects. Clean Energy Ventures did not receive proceeds related to the sale leaseback of commercial solar assets during the three months ended December 31, 2019.

10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension		OPEB
	Three Months Ended		Three Months Ended
	December 31,		December 31,
(Thousands)	2020	2019	2020	2019
Service cost	$2,182	$2,056	$1,211	$1,355
Interest cost	2,278	2,647	1,518	2,004
Expected return on plan assets	(5,224)	(5,057)	(1,683)	(1,560)
Recognized actuarial loss	2,862	2,746	1,977	2,791
Prior service cost (credit) amortization	25	25	(45)	(49)
Net periodic benefit cost	$2,123	$2,417	$2,978	$4,541

The Company does not expect to be required to make additional contributions to fund the pension plans during fiscal 2020 or 2021 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the three months ended December 31, 2020 and 2019.

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

11. INCOME TAXES

ASC Topic 740, Income Taxes requires the use of an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating its estimated annual effective tax rate, NJR considers forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and management's estimates will occur as information and assumptions change.

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

The reserve for uncertain tax benefits is as follows:

(Thousands)	December 31, 2020	September 30, 2020
Balance at October 1,	$4,930	$4,930
Additions based on tax positions related to the current fiscal period	—	—
Balance at period end	$4,930	$4,930

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

The CARES Act provides for the delay in the required deposit of the employer portion of the OASDI payroll tax from the date of enactment through the end of 2020. Of the taxes that the Company can defer, 50 percent of the deferred taxes are required to be deposited by the end of 2021 and the remaining 50 percent are required to be deposited by the end of 2022. Additionally, The CARES Act provides a refundable tax credit, the employee retention tax credit, to certain employers who are ordered by a competent governmental authority to suspend or reduce business operations due to concern about the spread of COVID-19 or suffered a significant decline in the business during a calendar quarter during 2020 compared to the same calendar quarter during the previous year. As of December 31, 2020 and September 30, 2020, the Company deferred $5.1 million and $3.1 million, respectively, related to the employer portion of the OASDI tax.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Effective Tax Rate

The forecasted effective tax rates were 17.6 percent and 18.7 percent, for the three months ended December 31, 2020 and 2019, respectively.

To the extent there are discrete tax items that are not included in the forecasted effective tax rate, the actual effective tax rate will differ from the estimated annual effective tax rate. During the three months ended December 31, 2020 and 2019, discrete items totaled $(76,000) and $798,000, respectively, excess tax benefits associated with the vesting of share-based awards. NJR’s actual effective tax rate was 17.7 percent and 17.9 percent during the three months ended December 31, 2020 and 2019, respectively.

Other Tax Items

As of December 31, 2020 and September 30, 2020, the Company has federal income tax net operating losses of approximately $134.0 million. Federal net operating losses can generally be carried back two years and forward 20 years and will begin to expire in fiscal 2036, with the remainder expiring by 2038. The Company expects to exercise its ability to carryback federal net operating losses to offset taxable income in prior periods.

For the net operating losses it expects to carryback, the Company estimated the portion considered refundable and recorded receivables of approximately $22.8 million as of December 31, 2020 and September 30, 2020, as a component of other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets. Upon filing amended federal income tax returns to carryback its remaining federal net operating losses totaling $24.1 million, the Company will reduce its taxable income in those periods and recapture federal investment tax credits of the same amount that were previously utilized to offset taxable income.

In addition, as of December 31, 2020 and September 30, 2020, the Company has tax credit carryforwards of approximately $192.5 million and $195.2 million, respectively, which each have a life of 20 years. When the Company carries back the federal net operating losses noted above, it expects to recapture investment tax credits totaling $24.1 million. These recaptured tax credits are in addition to the $192.5 million and will be carried forward to offset future taxable income. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2034.

As of December 31, 2020 and September 30, 2020, the Company has state income tax net operating losses of approximately $479.5 million and $487.7 million, respectively. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred; these state carry-forward periods range from seven to 20 years and would begin to expire in fiscal 2021, with the majority expiring after 2035. The Company expects to utilize this entire carryforward, other than as described below.

The Company had a valuation allowance of $17.6 million, as of both December 31, 2020 and September 30, 2020. The valuation allowance are related to state net operating loss carryforwards in New Jersey related to changes in filing requirements and in Montana, Iowa and Kansas related to the sale of wind assets.

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

Generally, the Company’s solar land leases terms are between 15 and 35 years and may include multiple options to extend the terms for an additional five to 10 years. The Company’s office leases vary in duration, ranging from one to 25 years and may or may not include extension or early purchase options. The majority of the Company’s meter leases are for terms of seven years with purchase options available prior to the end of the seven year term. Equipment leases include general office equipment that also vary in duration, most of which are for a term of five years. The Company's storage and capacity leases have assumed terms of 50 years to coincide with the expected useful lives of the cavern assets with which the leases are associated. The Company's lease terms may include options to extend, purchase the leased asset or terminate a lease and they are included in the lease liability calculation when it is reasonably certain that those options will be exercised. The Company has elected an accounting policy that exempts leases with an original term of one year or less from the recognition requirements of ASC 842, Leases.

The Company has lease agreements with lease and non-lease components and has elected the practical expedient to combine lease and non-lease components for certain classes of leases, such as office buildings, solar land leases and office equipment. Variable payments are not considered material to the Company. The Company’s lease agreements do not contain any material residual value guarantees, material restrictions or material covenants. There are no material lease transactions with related parties.

The following table presents the Company's lease costs included in the Unaudited Condensed Consolidated Statements of Operations:

		Three Months Ended
		December 31,
(Thousands)	Income Statement Location	2020	2019
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$1,246	$1,161
Interest on lease liabilities	Interest expense, net of capitalized interest	221	247
Total finance lease cost		1,467	1,408
Operating lease cost	Operation and maintenance, net of capitalized costs	2,089	1,392
Short-term lease cost	Operation and maintenance	127	454
Variable lease cost	Operation and maintenance	153	707
Total lease cost		$3,836	$3,961

The following table presents supplemental cash flow information related to leases:

	Three Months Ended
	December 31,
(Thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,737	$1,562
Operating cash flows from finance leases	$2,176	$443
Financing cash flows from finance leases	$5,997	$2,623

Assets obtained or modified through amendments in exchange for operating lease liabilities totaled $9.3 million and $21.6 million during the three months ended December 31, 2020 and 2019. There were no assets obtained or modified through finance lease liabilities during the three months ended December 31, 2020. Assets obtained or modified through finance lease liabilities during the three months ended December 31, 2019, totaled $4.0 million.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the balance and classifications of the Company's right of use assets and lease liabilities included in the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	December 31, 2020	September 30, 2020
Assets
Noncurrent
Operating lease assets	Operating lease assets	$138,633	$131,769
Finance lease assets	Utility plant	69,839	71,085
Total lease assets		$208,472	$202,854
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$4,397	$6,724
Finance lease liabilities	Current maturities of long-term debt	10,164	10,416
Noncurrent
Operating lease liabilities	Operating lease liabilities	104,970	95,030
Finance lease liabilities	Long-term debt	59,345	63,743
Total lease liabilities		$178,876	$175,913

For operating lease assets and liabilities, the weighted average remaining lease term was 27.9 and 25.5 years and the weighted average discount rate used in the valuation over the remaining lease term was 3.3 percent and 3.2 percent as of December 31, 2020 and September 30, 2020, respectively. For finance lease assets and liabilities as of December 31, 2020 and September 30, 2020, the weighted average remaining lease term was 11.7 and 11.5 years, respectively, and the weighted average discount rate used in the valuation over the remaining lease term is 2.5 percent as of both December 31, 2020 and September 30, 2020.

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through October 2036, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $133.7 million at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

For the purpose of securing storage and pipeline capacity, the Energy Services segment enters into storage and pipeline capacity contracts, which require the payment of certain demand charges by Energy Services to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally ranges from one to 10 years Demand charges are established by interstate storage and pipeline operators and are regulated by FERC. These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and/or transport natural gas utilizing their respective assets.

Commitments as of December 31, 2020, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2021	2022	2023	2024	2025	Thereafter
Energy Services:
Natural gas purchases	$134,236	$—	$—	$—	$—	$—
Storage demand fees	18,481	12,625	6,836	3,118	2,256	552
Pipeline demand fees	69,378	49,005	25,377	20,494	15,640	35,556
Sub-total Energy Services	$222,095	$61,630	$32,213	$23,612	$17,896	$36,108
NJNG:
Natural gas purchases	$9,880	$—	$—	$—	$—	$—
Storage demand fees	36,128	29,764	17,204	12,152	4,532	3,043
Pipeline demand fees	97,551	135,313	106,858	87,769	83,495	554,138
Sub-total NJNG	$143,559	$165,077	$124,062	$99,921	$88,027	$557,181
Total	$365,654	$226,707	$156,275	$123,533	$105,923	$593,289

Certain pipeline demand fees totaling $4.0 million per year, for which Energy Services is the responsible party, will be paid for by the counterparty to a capacity release transaction beginning November 1, 2021 for a period of 10 years.

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

The estimated total future expenditures for all former MGP sites will range from approximately $143.1 million to $181.7 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets of $148.0 million as of December 31, 2020 and $150.6 million as of September 30, 2020, based on the most likely amount. The remediation liability at December 31, 2020 includes adjustments for actual expenditures during fiscal 2021. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if former MGP operations were active at the location. As of September 30, 2019, costs associated with preliminary assessment activities were considered immaterial and included as a component of NJNG’s annual SBC application to recover remediation expenses. The preliminary assessment and site investigation activities are ongoing at the Aberdeen, NJ site location. The estimated costs to complete the preliminary assessment and site investigation phase are included in the MGP remediation liability and corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to gather information to determine whether the obligation exists to undertake remedial action.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. On September 9, 2020, the BPU approved NJNG's increase in the RAC, which increased the annual recovery from $8.5 million to $9.7 million and is effective October 1, 2020. As of December 31, 2020, $36.9 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

14. COMMON STOCK EQUITY

In December 2019, the Company completed an equity offering of 6,545,454 common shares, consisting of 5,333,334 common shares issued directly by the Company and 1,212,120 common shares issuable pursuant to forward sales agreements with investment banks. The issuance of 5,333,334 resulted in proceeds of approximately $212.9 million, net of issuance costs, and was reflected in shareholders' equity and as a financing activity on the statement of cash flows.

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

On September 18, 2020, the Company amended its forward sale agreements to extend the maturity date of such forward sales agreements from September 30, 2020 to September 10, 2021. As of December 31, 2020, if the Company elected to net settle the forward sale agreement, the Company would have received approximately $4.5 million under a cash settlement or would have received 136,619 common shares under a net share settlement.

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

15. REPORTING SEGMENT AND OTHER OPERATIONS DATA

The Company organizes its businesses based on a combination of factors, including its products and its regulatory environment. As a result, the Company manages its businesses through the following reporting segments and other operations: the Natural Gas Distribution segment consists of regulated energy and off-system, capacity and storage management operations; the Clean Energy Ventures segment consists of capital investments in clean energy projects; the Energy Services segment consists of unregulated wholesale and retail energy operations; the Storage and Transportation segment consists of the Company’s investments in natural gas transportation and storage facilities; the Home Services and Other operations consist of heating, cooling and water appliance sales, installations and services, other investments and general corporate activities.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information related to the Company's various reporting segments and other operations is detailed below:

	Three Months Ended
	December 31,
(Thousands)	2020	2019
Operating revenues
Natural Gas Distribution
External customers	$195,729	$219,623
Clean Energy Ventures
External customers	6,370	6,212
Energy Services
External customers (1)	227,349	368,304
Intercompany	2,128	2,111
Storage and Transportation
External customers	12,447	8,405
Intercompany	657	667
Subtotal	444,680	605,322
Home Services and Other
External customers	12,410	12,492
Intercompany	167	415
Eliminations	(2,952)	(3,193)
Total	$454,305	$615,036
Depreciation and amortization
Natural Gas Distribution	$19,169	$16,817
Clean Energy Ventures	5,433	6,316
Energy Services (2)	42	29
Storage and Transportation	2,640	1,681
Subtotal	27,284	24,843
Home Services and Other	260	246
Eliminations	(182)	(452)
Total	$27,362	$24,637
Interest income (3)
Natural Gas Distribution	$82	$107
Energy Services	—	37
Storage and Transportation	694	697
Subtotal	776	841
Home Services and Other	132	491
Eliminations	(239)	(1,146)
Total	$669	$186
(1)Includes sales to Canada for the Energy Services segment, which are immaterial.
(2)The amortization of acquired wholesale energy contracts is excluded above and is included in natural gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.
(3)Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	December 31,
(Thousands)	2020	2019
Interest expense, net of capitalized interest
Natural Gas Distribution	$8,974	$7,832
Clean Energy Ventures	5,034	4,492
Energy Services	680	1,226
Storage and Transportation	3,982	2,822
Subtotal	18,670	16,372
Home Services and Other	1,116	272
Eliminations	—	(574)
Total	$19,786	$16,070
Income tax provision (benefit)
Natural Gas Distribution	$8,367	$8,635
Clean Energy Ventures	(3,086)	(3,834)
Energy Services	12,122	10,752
Storage and Transportation	646	702
Subtotal	18,049	16,255
Home Services and Other	118	219
Eliminations	(726)	(3)
Total	$17,441	$16,471
Equity in earnings of affiliates
Storage and Transportation	$3,193	$3,664
Eliminations	(518)	(275)
Total	$2,675	$3,389
Net financial earnings (loss)
Natural Gas Distribution	$49,467	$43,856
Clean Energy Ventures	(10,274)	(8,179)
Energy Services	1,500	(5,122)
Storage and Transportation	3,508	3,004
Subtotal	44,201	33,559
Home Services and Other	(62)	1,109
Eliminations	518	263
Total	$44,657	$34,931
Capital expenditures
Natural Gas Distribution	$79,246	$77,797
Clean Energy Ventures	22,335	45,699
Storage and Transportation	7,613	2,561
Subtotal	109,194	126,057
Home Services and Other	686	126
Total	$109,880	$126,183
Investments in equity investees
Storage and Transportation	$286	$509
Total	$286	$509

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended
	December 31,
(Thousands)	2020	2019
Net financial earnings	$44,657	$34,931
Less:
Unrealized gain on derivative instruments and related transactions	(37,491)	(41,766)
Tax effect	8,913	9,931
Effects of economic hedging related to natural gas inventory	(7,532)	(8,887)
Tax effect	1,790	2,112
NFE tax adjustment	(2,068)	(2,211)
Net income	$81,045	$75,752

The Company uses derivative instruments as economic hedges of purchases and sales of physical natural gas inventory. For GAAP purposes, these derivatives are recorded at fair value and related changes in fair value are included in reported earnings. Revenues and cost of natural gas related to physical natural gas flow is recognized when the natural gas is delivered to customers. Consequently, there is a mismatch in the timing of earnings recognition between the economic hedges and physical natural gas flows. Timing differences occur in two ways:

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	December 31, 2020	September 30, 2020
Assets at end of period:
Natural Gas Distribution	$3,531,162	$3,531,477
Clean Energy Ventures	838,586	814,277
Energy Services	259,463	244,836
Storage and Transportation	854,476	844,799
Subtotal	5,483,687	5,435,389
Home Services and Other	156,544	138,375
Intercompany assets (1)	(243,326)	(257,287)
Total	$5,396,905	$5,316,477
(1)Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

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

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of December 31, 2020, Energy Services has entered into transactions with Steckman Ridge for varying terms, all of which expire by October 31, 2021.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended
	December 31,
(Thousands)	2020	2019
Natural Gas Distribution	$1,568	$1,494
Energy Services	166	30
Total	$1,734	$1,524

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	December 31, 2020	September 30, 2020
Natural Gas Distribution	$775	$775
Energy Services	90	16
Total	$865	$791

NJNG and Energy Services have entered into various asset management agreements, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. As of December 31, 2020, NJNG and Energy Services had three asset management agreements with expiration dates ranging from October 31, 2021 through March 31, 2021.

NJNG has entered into a 15-year transportation precedent agreement for committed capacity of 180,000 Dths per day and NJRES has entered into a 5-year, 50,000 Dths per day transportation precedent agreement with PennEast, both to commence when PennEast is placed in service.

NJNG has entered into a transportation precedent agreement with Adelphia Gateway for committed capacity of 130,000 Dths per day, which expires in October 2026.

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

Property, plant and equipment consist primarily of pipeline related assets, land, buildings and other structures and software. Depreciation is computed on a straight-line basis over the estimated useful life of the assets, ranging from five to 30 years, based on various classes of depreciable property. Other assets consist primarily of an assembled workforce and base natural gas.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Critical Accounting Policies

A summary of our critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2020. Our critical accounting policies have not changed from those reported in the 2020 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies for discussion of recently issued accounting standards.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Management's Overview

Consolidated

NJR is an energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in the United States and Canada. In addition, we invest in clean energy projects, storage and transportation assets and provide various repair, sales and installations services. A more detailed description of our organizational structure can be found in Item 1. Business of our 2020 Annual Report on Form 10-K.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Net income (loss) by reporting segment and operations are as follows:

	Three Months Ended
	December 31,
(Thousands)	2020		2019
Net income (loss)
Natural Gas Distribution	$49,467	61%	$43,856	58%
Clean Energy Ventures	(10,274)	(13)	(8,179)	(11)
Energy Services	38,872	48	36,025	48
Storage and Transportation	3,508	4	3,004	4
Home Services and Other	(62)	—	1,109	1
Eliminations (1)	(466)	—	(63)	—
Total	$81,045	100%	$75,752	100%
(1)    Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in net income during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, was driven primarily by increased earnings at our Natural Gas Distribution segment due to increased base rates, along with increased returns on infrastructure programs related to SAFE II and NJ RISE and increased BGSS incentives. The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

Assets by reporting segment and operations are as follows:

(Thousands)	December 31, 2020		September 30, 2020
Assets
Natural Gas Distribution	$3,531,162	65%	$3,531,477	66%
Clean Energy Ventures	838,586	16	814,277	15
Energy Services	259,463	5	244,836	5
Storage and Transportation	854,476	16	844,799	16
Home Services and Other	156,544	3	138,375	3
Intercompany assets (1)	(243,326)	(5)	(257,287)	(5)
Total	$5,396,905	100%	$5,316,477	100%
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets was due primarily to an increase in solar asset investments at Clean Energy Ventures, along with an increase in accounts receivable at our Natural Gas Distribution and Energy Services segments.

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

GAAP requires us, during the interim periods, to estimate our annual effective tax rate and use this rate to calculate the year-to-date tax provision. We also determine an annual estimated effective tax rate for NFE purposes and calculate a quarterly tax adjustment based on the differences between our forecasted net income and our forecasted NFE for the fiscal year. Since the annual estimated effective tax rate is based on certain forecasted assumptions, the rate and resulting NFE are subject to change. No adjustment is needed during the fourth quarter, since the actual effective tax rate is calculated at year end.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended
	December 31,
(Thousands, except per share data)	2020	2019
Net income	$81,045	$75,752
Add:
Unrealized gain on derivative instruments and related transactions	(37,491)	(41,766)
Tax effect	8,913	9,931
Effects of economic hedging related to natural gas inventory (1)	(7,532)	(8,887)
Tax effect	1,790	2,112
NFE tax adjustment	(2,068)	(2,211)
Net financial earnings	$44,657	$34,931
Basic earnings per share	$0.84	$0.82
Add:
Unrealized gain on derivative instruments and related transactions	(0.39)	(0.45)
Tax effect	0.09	0.11
Effects of economic hedging related to natural gas inventory (1)	(0.08)	(0.10)
Tax effect	0.02	0.02
NFE tax adjustment	(0.02)	(0.02)
Basic NFE per share	$0.46	$0.38
(1)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reporting segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2020		2019
Net financial earnings (loss)
Natural Gas Distribution	$49,467	111%	$43,856	125%
Clean Energy Ventures	(10,274)	(23)	(8,179)	(23)
Energy Services	1,500	3	(5,122)	(15)
Storage and Transportation	3,508	8	3,004	9
Home Services and Other	(62)	—	1,109	3
Eliminations (1)	518	1	263	1
Total	$44,657	100%	$34,931	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in NFE during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, was due primarily to increased earnings at our Natural Gas Distribution segment as previously discussed.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service throughout Burlington, Middlesex, Monmouth, Morris and Ocean counties in New Jersey to approximately 559,600 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, including those risks associated with COVID-19 and may include but is not limited to impacts to customer growth and customer usage, customer collections, the timing and costs of capital expenditures and construction of infrastructure projects, operating and financing costs, fluctuations in commodity prices and customer

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
conservation efforts. In addition, NJNG may be subject to adverse economic conditions, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

Infrastructure projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated pipeline integrity management and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals, for the three months ended December 31, 2020, and estimates of expected investments for fiscal 2021 and 2022:

2021E
2022E
2021A
$ (Millions)
$160
$140
$120
$100
$80
$60
$40
$20
$0
$14.6
$0.8
$0.9
$22.4
$1.9
$8.7
$53.3
$57.4
$11.3
$93.4
$145.9
$21.7
$6.4
$10.8
$0.0
$37.0
$59.0
$0.4
$150.9
$82.2
$19.3
$65.4
$—
$21.6
NJ RISE
SAFE II
Customer Growth
System Maintenance
Infrastructure Investment Program
Technology Upgrades
Cost of Removal and Other
SRL

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

On March 30, 2020, NJNG filed a petition with the BPU requesting a rate increase of approximately $7.4 million for the recovery associated with NJ RISE and SAFE II capital investment costs of approximately $57.9 million. On July 24, 2020, the Company updated the filing with actual information through June 30, 2020 and the revised rate increase requested was $7.1 million based on $55.1 million of actual capital investments. On September 9, 2020, the BPU approved the increase to base rate revenue, effective October 1, 2020.

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

NJNG's total customers include the following:

	December 31, 2020	December 31, 2019
Firm customers
Residential	497,203	489,491
Commercial, industrial & other	30,912	30,422
Residential transport	22,296	22,917
Commercial transport	9,102	9,242
Total firm customers	559,513	552,072
Other	118	49
Total customers	559,631	552,121

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
During the three months ended December 31, 2020 and 2019, respectively, NJNG added 1,948 and 2,282 new customers. NJNG expects these new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $1.4 million to utility gross margin during the fiscal year.

NJNG continues to expect to add approximately 28,000 to 30,000 new customers during the three-year period of fiscal 2021 to 2023. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 65 percent of the growth will come from new construction markets and 35 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG's base rates by approximately $6.3 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Segment Operating Results section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations that follows for a definition and further discussion of utility gross margin.

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

On May 29, 2020, NJNG filed a petition with the BPU to minimally decrease its EE recovery rate. Throughout the course of the proceeding, NJNG updated the filing with additional actual information. Based on the updated information, the BPU approved NJNG to maintain its existing rate, which will result in an annual recovery of approximately $11.4 million, effective November 1, 2020.

The following table summarizes, loans, grants, rebates and related investments as of:

(Thousands)	December 31, 2020	September 30, 2020
Loans	$123,000	$119,400
Grants, rebates and related investments	81,700	80,500
Total	$204,700	$199,900

Program recoveries from customers during the three months ended December 31, 2020 and 2019, were $3.3 million and $3.4 million, respectively. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.75 percent to 10.3 percent.

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

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended
	December 31,
(Thousands)	2020	2019
Weather (1)	$6,455	$(2,219)
Usage	594	1,043
Total	$7,049	$(1,176)
(1)Compared with the 20-year average, weather was 10.0 percent warmer-than-normal and 2.5 percent colder-than-normal during the three months ended December 31, 2020 and 2019, respectively.

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

On March 27, 2020, the BPU approved, on a final basis, a decrease to NJNG’s BGSS rate for residential and small commercial customers, an increase to its balancing charge rate, resulting in a $2.0 million decrease to the annual revenues credited to BGSS, as well as changes to the CIP rates, which resulted in a $10.6 million annual recovery increase, effective October 1, 2019.

On September 9, 2020, the BPU approved on a provisional basis a decrease to NJNG's BGSS rate for residential and small commercial customers, a decrease to its balancing charge and modifications to its CIP rates, effective October 1, 2020, which will result in a $7.7 million overall net decrease to the annual recovery. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers and balancing charge revenues are credited to BGSS.

On November 20, 2020, NJNG notified the BPU of its intent to provide BGSS bill credits to residential and small commercial sales customers effective December 1, 2020 to December 31, 2020. The December bill credits were estimated to be $10 million, $9.4 million net of tax. On December 22, 2020, NJNG notified the BPU of the extension of the BGSS bill credits through January 31, 2021. The January 2021 bill credits are estimated to be $12.5 million, $11.7 million net of tax. The bill credits represent an estimated 3.8 percent reduction to a typical residential heating customer’s annual bill.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Utility gross margin from incentive programs was $4.6 million and $2.7 million during the three months ended December 31, 2020 and 2019, respectively.

Hedging

In order to provide relative price stability to its natural gas supply portfolio, NJNG employs a hedging strategy with the goal of having at least 75 percent of the Company's projected winter periodic BGSS natural gas sales volumes hedged by each November 1 and at least 25 percent of the projected periodic BGSS natural gas sales hedged for the following April through March period. This is accomplished with the use of various financial instruments including futures, swaps and options used in conjunction with commodity and/or weather-related hedging activity.

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
(1) Data source from S&P Global Platts.

The maximum price per MMBtu was $5.52 and $5.59 and the minimum price was $0.28 and $0.68 for the three months ended December 31, 2020 and 2019, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $148.0 million as of December 31, 2020, a decrease of $2.6 million compared with the prior fiscal period. On September 9, 2020, the BPU approved a stipulation for NJNG's annual SBC application including recovery of remediation expenses, an increase in the RAC of approximately $1.2 million annually and an annual decrease to the NJCEP factor of $600,000, which was effective April 1, 2020. On September 29, 2020, NJNG filed its annual SBC application requesting to recover remediation expenses, including an increase in the RAC, of approximately $1.3 million annually and an increase to the NJCEP factor, of approximately $6.0 million, effective April 1, 2021.

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

Operating Results

NJNG's operating results are as follows:

	Three Months Ended
	December 31,
(Thousands)	2020	2019
Operating revenues	$195,729	$219,623
Operating expenses
Natural gas purchases (1)	59,309	95,822
Operation and maintenance	43,638	36,185
Regulatory rider expense	10,701	11,742
Depreciation and amortization	19,169	16,817
Total operating expenses	132,817	160,566
Operating income	62,912	59,057
Other income, net	3,896	1,266
Interest expense, net of capitalized interest	8,974	7,832
Income tax provision	8,367	8,635
Net income	$49,467	$43,856
(1)Includes related party transactions of approximately $3.2 million and $4 million for the three months ended December 31, 2020 and 2019, respectively, the majority of which is eliminated in consolidation.

Operating Revenues and Natural Gas Purchases

During the three months ended December 31, 2020, compared with the three months ended December 31, 2019, operating revenues decreased by 10.9 percent and natural gas purchases decreased 38.1 percent.

The factors contributing to the increases and decreases in operating revenues and natural gas purchases are as follows:

	Three Months Ended
	December 31,
	2020 v. 2019
(Thousands)	Operating revenues	Natural gas purchases
Base rate impact	$5,193	$—
CIP adjustments	8,225	—
SAFE II/NJ RISE	2,331	—
Firm sales	(8,204)	(5,826)
BGSS incentives	(10,875)	(12,724)
Average BGSS rates	(8,340)	(8,340)
Bill credits	(9,519)	(9,519)
Other (1)	(2,705)	(104)
Total decrease	$(23,894)	$(36,513)
(1)Other includes changes in rider rates, including those related to EE, NJCEP and other programs.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Non-GAAP Financial Measures

Management uses utility gross margin, a non-GAAP financial measure, when evaluating the operating results of NJNG. NJNG's utility gross margin is defined as natural gas revenues less natural gas purchases, sales tax, and regulatory rider expenses, and may not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries. Management believes that utility gross margin provides a meaningful basis for evaluating utility operations since natural gas costs, sales tax and regulatory rider expenses are included in operating revenues and passed through to customers and, therefore, have no effect on utility gross margin. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure to NJNG's utility gross margin, is as follows:

	Three Months Ended
	December 31,
(Thousands)	2020	2019
Operating revenues	$195,729	$219,623
Less:
Natural gas purchases	59,309	95,822
Regulatory rider expense	10,701	11,742
Utility gross margin	$125,719	$112,059

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

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended
	December 31,
	2020		2019
($ in thousands)	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$85,975	13.6	$77,082	14.6
Commercial, industrial and other	17,040	2.4	15,187	2.8
Firm transportation	17,288	3.9	15,659	4.3
Total utility firm gross margin/throughput	120,303	19.9	107,928	21.7
BGSS incentive programs	4,578	25.9	2,729	27.9
Interruptible/off-tariff agreements	838	4.5	1,402	9.0
Total utility gross margin/throughput	$125,719	50.3	$112,059	58.6

Utility Firm Gross Margin

Utility firm gross margin increased $12.4 million during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due primarily to the increase in base rates, along with increased returns on infrastructure programs related to SAFE II and NJ RISE.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
BGSS Incentive Programs

The factors contributing to the change in utility gross margin generated by BGSS incentive programs are as follows:

Three Months Ended
December 31,
(Thousands)	2020 v. 2019
Storage	$2,076
Off-system sales	(136)
Capacity release	(91)
Total increase	$1,849

The increase in BGSS incentive programs during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, was due primarily to increased market opportunities related to the storage incentive program.

Operation and Maintenance Expense

O&M expense increased $7.5 million during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due primarily to increased compensation costs and bad debt expense.

Depreciation Expense

Depreciation expense increased $2.4 million during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, as a result of additional utility plant being placed into service.

Interest Expense

Interest expense increased $1.1 million during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due primarily to increased outstanding long-term debt.

Other Income

Other income increased $2.6 million during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due primarily to increased AFUDC earned on infrastructure projects.

Income Tax Provision

Income tax provision remained relatively flat during the three months ended December 31, 2020, compared with the three months ended December 31, 2019.

Net Income

Net income increased $5.6 million during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due primarily to the increase in operating revenues related to increased base rates and increased other income related to AFUDC earned on infrastructure projects, partially offset by the increases in depreciation and interest expense, as previously discussed.

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

The primary contributors toward the value of qualifying clean energy projects are tax incentives and SRECs. Changes in the federal statutes related to the ITC and/or relevant state legislation and regulatory policies affecting the market for solar renewable energy credits, could significantly affect future results.

Solar

Solar projects placed in service and related expenditures are as follows:

	Three Months Ended
	December 31,
($ in Thousands)	2020			2019
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected	1	2.9	$3,683	1	2.9	$11,707
Net-metered:
Commercial	—	—	—	—	—	—
Residential	46	0.5	1,599	124	1.3	4,010
Total placed in service	47	3.4	$5,282	125	4.2	$15,717
(1)Includes an operational 2.9 MW commercial solar project acquired in December 2020.

Since inception, Clean Energy Ventures has constructed a total of 360.8 MW of solar capacity and has an additional 8.3 MW under construction or planned for fiscal 2021. Projects that were placed in service through December 31, 2019, qualified for a 30-percent federal ITC. The credit declined to 26 percent for property under construction during 2020 and was originally scheduled to decline to 22 percent for property under construction during 2021 and 10 percent for any property that is under construction after 2021. On December 27, 2020, the 26 percent federal ITC was extended through the end of 2022. The credit declines to 22 percent after 2022 and to 10 percent after 2023.

Projects placed in service after December 31, 2019, also qualified for a 30 percent federal ITC if five percent or more of the total costs of a solar property are incurred before the end of the applicable year and there are continuous efforts to advance towards completion of the project, based on the IRS guidance around the ITC safe harbor determination. We have taken steps to preserve the ITC at the higher rate for certain solar projects that are completed after the scheduled reduction in rates, in accordance with IRS guidance.

Clean Energy Ventures may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. The Company will continue to operate the solar assets and are responsible for related expenses and entitled to retain the revenue generated from SRECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first 5 years of in service life, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. In December 2020, Clean Energy Ventures received proceeds of $12.1 million in connection with the sale leaseback of commercial solar assets. Clean Energy Ventures did not enter into any sale leaseback transactions for its commercial solar assets during the three months ended December 31, 2019.

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

SREC and TREC activity consisted of the following:	Three Months Ended
	December 31,
	2020		2019
	SRECs	TRECs	SRECs
Inventory balance as of October 1,	35,011	9,270	53,395
RECs generated	87,208	4,683	81,489
RECs delivered	(6,095)	(321)	(9,693)
Inventory balance as of December 31,	116,124	13,632	125,191

The average SREC sales price was $212 and $226 during the three months ended December 31, 2020 and 2019, respectively and the average TREC price was $147 during the three months ended December 31, 2020.

Clean Energy Ventures hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2021	98%
2022	92%
2023	60%
2024	26%
(1)Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of SRECs or TRECs by our solar assets. All related costs are included as a component of O&M expenses on the Unaudited Condensed Consolidated Statements of Operations, including such expenses as facility maintenance and various fees.
Operating Results

Clean Energy Ventures’ financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2020	2019
Operating revenues	$6,370	$6,212
Operating expenses
Operation and maintenance	9,201	7,334
Depreciation and amortization	5,433	6,316
Total operating expenses	14,634	13,650
Operating loss	(8,264)	(7,438)
Other income (expense), net	(62)	(83)
Interest expense, net	5,034	4,492
Income tax benefit	(3,086)	(3,834)
Net loss	$(10,274)	$(8,179)

Operating Revenues

Operating revenues increased $158,000 during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due primarily to increased residential solar revenue and TREC revenue, partially offset by decreased SREC sales.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operation and Maintenance Expense

O&M expense increased $1.9 million during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due primarily to increased project maintenance expense and lease expense due to the addition of new projects placed in service.

Depreciation Expense

Depreciation expense decreased $883,000 during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, primarily due to the change in estimated useful lives of our commercial solar assets, effective July 1, 2020.

Income Tax Provision (Benefit)

Income tax benefit decreased $748,000 during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due primarily to increased operating loss.

Net Income

Net income decreased $2.1 million during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due primarily to the increased O&M, partially offset by decreased depreciation expense, as previously discussed.

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

Energy Services accounts for its physical commodity contracts and its financial derivative instruments at fair value on the Unaudited Condensed Consolidated Balance Sheets. Changes in the fair value of physical commodity contracts and financial derivative instruments are included in earnings as a component of operating revenues or natural gas purchases on the Unaudited Condensed Consolidated Statements of Operations. Volatility in reported net income at Energy Services can occur over periods of time due to changes in the fair value of derivatives, as well as timing differences related to certain transactions. Unrealized gains and losses can fluctuate as a result of changes in the price of natural gas, SRECs and foreign currency from the original transaction price. Volatility in earnings can also occur as a result of timing differences between the settlement of financial derivatives and the sale of the underlying physical commodity. For example, when a financial instrument settles and the physical natural gas is injected into inventory, the realized gains and losses associated with the financial instrument are recognized in earnings. However, the gains and losses associated with the physical natural gas are not recognized in earnings until the natural gas inventory is withdrawn from storage and sold, at which time Energy Services realizes the entire margin on the transaction.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Energy Services’ financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2020	2019
Operating revenues (1)	$229,477	$370,415
Operating expenses
Natural gas purchases (including demand charges (2)(3))	173,837	317,724
Operation and maintenance	4,016	4,738
Depreciation and amortization	42	29
Total operating expenses	177,895	322,491
Operating income	51,582	47,924
Other income, net	92	79
Interest expense, net	680	1,226
Income tax provision	12,122	10,752
Net income	$38,872	$36,025
(1)Includes related party transactions of approximately $2.1 million for both the three months ended December 31, 2020 and 2019, which are eliminated in consolidation.
(2)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to ten years.
(3)Includes related party transactions of approximately $166,000 and $46,000 for the three months ended December 31, 2020 and 2019, respectively, a portion of which is eliminated in consolidation.

Energy Services' portfolio of financial derivative instruments are composed of:

	Three Months Ended
	December 31,
(in Bcf)	2020	2019
Net short futures contracts	26.5	38.4

Operating Revenues and Natural Gas Purchases

Operating revenues decreased $140.9 million and natural gas purchases decreased $143.9 million during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due primarily to increased natural gas price volatility compared to the prior period.

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

Operation and Maintenance Expense

O&M expense decreased $722,000 during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due primarily to decreased compensation costs.

Income Tax Provision

Income tax provision increased $1.4 million during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due primarily to increased operating income.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Net Income

Net income increased $2.8 million during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, respectively, due primarily to increased operating income related to increased natural gas price volatility and lower O&M expenses, as previously discussed.
Non-GAAP Financial Measures

Management uses financial margin and NFE, non-GAAP financial measures, when evaluating the operating results of Energy Services. Financial margin and NFE are based on removing timing differences associated with certain derivative instruments. GAAP also requires us, during the interim periods, to estimate our annual effective tax rate and use this rate to calculate the year-to-date tax provision. We also determine an annual estimated effective tax rate for NFE purposes and calculate a quarterly tax adjustment based on the differences between our forecasted net income and our forecasted NFE for the fiscal year. This adjustment is applied to Energy Services, as the adjustment primarily relates to timing differences associated with certain derivative instruments which impacts the estimate of the annual effective tax rate for NFE. No adjustment is needed during the fourth quarter, since the actual effective tax rate is calculated at year end. Accordingly, for NFE purposes, the annual estimated effective tax rate is 16.3 percent for fiscal 2021 and 17.9 percent for fiscal 2020.

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

Financial Margin

The following table is a computation of Energy Services' financial margin:

	Three Months Ended
	December 31,
(Thousands)	2020	2019
Operating revenues (1)	$229,477	$370,415
Less: Natural gas purchases	173,837	317,724
Add:
Unrealized gain on derivative instruments and related transactions	(38,781)	(42,194)
Effects of economic hedging related to natural gas inventory (2)	(7,532)	(8,887)
Financial margin	$9,327	$1,610
(1)Includes unrealized losses related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $1.3 million and $428,000 for the three months ended December 31, 2020 and 2019, respectively.
(2)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
A reconciliation of operating income, the closest GAAP financial measure, to Energy Services' financial margin is as follows:

	Three Months Ended
	December 31,
(Thousands)	2020	2019
Operating income	$51,582	$47,924
Add:
Operation and maintenance	4,016	4,738
Depreciation and amortization	42	29
Subtotal	55,640	52,691
Add:
Unrealized gain on derivative instruments and related transactions	(38,781)	(42,194)
Effects of economic hedging related to natural gas inventory	(7,532)	(8,887)
Financial margin	$9,327	$1,610

Financial margin increased $7.7 million during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due primarily to increased pricing spreads and volumes as compared to the prior period.

Net Financial Earnings

A reconciliation of Energy Services' net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended
	December 31,
(Thousands)	2020	2019
Net income	$38,872	$36,025
Add:
Unrealized gain on derivative instruments and related transactions	(38,781)	(42,194)
Tax effect (1)	9,219	10,033
Effects of economic hedging related to natural gas inventory	(7,532)	(8,887)
Tax effect	1,790	2,112
Net income to NFE tax adjustment	(2,068)	(2,211)
Net financial earnings (loss)	$1,500	$(5,122)
(1)Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $(306,000) and $(102,000) for the three months ended December 31, 2020 and 2019, respectively.

NFE increased $6.6 million during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due primarily to higher financial margin, as previously discussed.

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
Storage and Transportation Segment

Overview

Our Storage and Transportation segment invests in natural gas assets, such as natural gas transportation and storage facilities. We believe that acquiring, owning and developing these storage and transportation assets, which operate under a tariff structure that has either regulated or market-based rates, can provide us a growth opportunity. Our Storage and Transportation segment is subject to various risks, including the construction, development and operation of our transportation and storage assets, obtaining necessary governmental, environmental and regulatory approvals, our ability to obtain necessary property rights and our ability to obtain financing at reasonable costs for the constructions and maintenance of our assets. In addition, our storage and transportation assets may be subject to risk associated with the COVID-19 pandemic, such as disruption to the

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
supply chain and availability of critical equipment and supplies, disruptions to the availability of our specialized workforce and contractors and changes to demand for natural gas, transportation and other downstream activities.

Our Storage and Transportation segment is comprised of a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates and a 20 percent ownership interest in PennEast, a natural gas pipeline. NJR Pipeline Company acquired 100 percent of Leaf River for $367.5 million, on October 11, 2019. Leaf River owns and operates a 32.2 million Dth salt dome natural gas storage facility that operates under market-based rates. In addition, on January 13, 2020, Adelphia Gateway, acquired all of Talen’s membership interests in IEC, an existing 84-mile pipeline in southeastern Pennsylvania, including related assets and rights of way, for a base purchase price of $166.0 million. Adelphia Gateway operates under cost of service rates but can enter into negotiated rates with counterparties. The northern portion of the pipeline was operational upon acquisition and it currently serves two natural gas generation facilities. On October 5, 2020, we received a partial Notice to Proceed with construction from FERC and have begun the conversion of the southern zone of the pipeline to natural gas.

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

On January 30, 2020, PennEast filed an amendment with FERC to construct the PennEast pipeline in two phases. Phase one consists of construction of a 68-mile pipeline in Pennsylvania from the eastern Marcellus Shale region in Luzerne County that would end in Northampton County. Phase two includes construction of the remaining original certificated route in Pennsylvania and New Jersey. Construction is expected to begin following approval by FERC of the phased approach and receipt of any remaining governmental and regulatory permits.

On February 18, 2020, PennEast filed a writ of certiorari with the Supreme Court of the United States to review the September 10, 2019 Third Circuit decision.

On June 29, 2020, the Supreme Court requested that the Solicitor General of the United States file a brief that expresses the views on the question of the use of eminent domain to acquire state owned lands for pipeline construction. The Solicitor General filed its brief with the Supreme Court on December 9, 2020.

The state of New Jersey filed a brief with the Supreme Court on December 23, 2020 in response to the brief of the Solicitor General.

On February 3, 2021, the Supreme Court granted the petition for a writ of certiorari. The matter is expected to be argued before the Supreme Court in April 2021.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Due to the expiration of a customer contract for Steckman Ridge, we evaluated our investment in Steckman Ridge for other-than-temporary impairment and determined an impairment charge was not necessary.

The fair value of our investment in Steckman Ridge was determined using a discounted cash flow method and utilized management’s best estimates and assumptions related to expected future results, including the price and capacity of firm natural gas storage contracting, operations and maintenance costs, the nature and timing of major maintenance and capital investment, and discount rates. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and other factors. As a result, it is reasonably possible that unfavorable developments, such as the failure to execute storage contracts and other services for available capacity at anticipated price levels could result in an other-than temporary impairment charge in the Unaudited Condensed Consolidated Financial Statements.

As of December 31, 2020, our investments in Steckman Ridge and PennEast were $110.9 million and $100.7 million, respectively.

Operating Results

The financial results of our Storage and Transportation segment are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2020	2019
Operating revenues (1)	$13,104	$9,072
Operating expenses
Natural gas purchases	233	346
Operation and maintenance	6,542	4,878
Depreciation and amortization	2,640	1,681
Total operating expenses	9,415	6,905
Operating income	3,689	2,167
Other income, net	1,254	697
Interest expense, net	3,982	2,822
Income tax provision	646	702
Equity in earnings of affiliates	3,193	3,664
Net income	$3,508	$3,004
(1)Includes related party transactions of approximately $657,000 for both the three months ended December 31, 2020 and 2019, which are eliminated in consolidation.

Operating Revenues

Operating revenues increased $4 million during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due to increased operating revenues at Leaf River and Adelphia Gateway that were not present in the prior period.

Equity in earnings of affiliates decreased $471,000 during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due primarily to decreases in storage revenue at Steckman Ridge.

Operation and Maintenance Expense

O&M expense increased $1.7 million during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due primarily to operations of Adelphia Gateway and increases at Leaf River.

Depreciation Expense

Depreciation expense increased $1 million during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due primarily to operations of Adelphia Gateway during the three months ended December 31, 2020 that were not present in the prior period.

Interest Expense

Interest expense increased $1.2 million during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due primarily to increased debt service requirements related to the acquisition of Leaf River and Adelphia Gateway.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Net Income

Net income increased $504,000 during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due primarily to increased operating revenue, partially offset by increased O&M and interest expense, as previously discussed.

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

Operating Results

The condensed financial results of Home Services and Other are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2020	2019
Operating revenues	$12,577	$12,907
Operation and maintenance	$10,321	$10,533
Income tax provision	$118	$219
Net (loss) income	$(62)	$1,109

Operating Revenues

Operating revenues decreased $330,000 during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due primarily to decreased installation revenue at NJRHS.

Net (Loss) Income

Net income decreased $1.2 million during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, due primarily to decreased operating revenues along with increased interest expense.

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

Our consolidated capital structure was as follows:

	December 31, 2020	September 30, 2020
Common stock equity	41%	43%
Long-term debt	55	53
Short-term debt	4	4
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $3.9 million and $3.6 million of equity through the DRP by issuing approximately 140,000 and 80,000 shares of treasury stock, during the three months ended December 31, 2020 and 2019, respectively. There

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
were no shares of common stock issued through the waiver discount feature of the DRP during the three months ended December 31, 2020 and 2019.

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

On September 18, 2020, the Company amended our forward sale agreements to extend the maturity date of such forward sales agreements from September 30, 2020 to September 10, 2021. As of December 31, 2020, if we had elected to net settle the forward sale agreements, we would have received $4.5 million under a cash settlement or 136,619 common shares under a net share settlement.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of December 31, 2020, we had repurchased a total of approximately 17.1 million of those shares and may repurchase an additional 2.4 million shares under the approved program. There were no shares repurchased during the three months ended December 31, 2020 and 2019.

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

We believe that our existing borrowing availability, equity proceeds and cash flow from operations will be sufficient to satisfy our working capital, capital expenditures and dividend requirements for the next 12 months. NJR, NJNG, Clean Energy Ventures, Storage and Transportation and Energy Services currently anticipate that each of their financing requirements for the next 12 months will be met primarily through the issuance of short and long-term debt and meter or solar asset sale leasebacks.

We believe that as of December 31, 2020, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

As a result of the COVID-19 pandemic there have been disruptions, uncertainty and volatility in the credit and capital markets. Our ability to access funds from financial institutions at a reasonable cost may impact the nature and timing of future capital market transactions.

Short-Term Debt

We use our short-term borrowings primarily to finance Energy Services' short-term liquidity needs, Storage and Transportation investments and PennEast contributions, share repurchases and, on an initial basis, Clean Energy Ventures' investments. Energy Services' use of high volume storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

As of December 31, 2020, NJR had revolving credit facilities totaling $425 million, with $294.7 million available under the facilities.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of December 31, 2020, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $234.9 million.

Short-term borrowings were as follows:

Three Months Ended
(Thousands)	December 31, 2020
NJR
Notes Payable to banks:
Balance at end of period	$120,000
Weighted average interest rate at end of period	0.93%
Average balance for the period	$105,926
Weighted average interest rate for average balance	1.05%
Month end maximum for the period	$120,000
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$14,350
Weighted average interest rate at end of period	0.08%
Average balance for the period	$1,435
Weighted average interest rate for average balance	.77%
Month end maximum for the period	$14,350

Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in the November through January time frame.

NJR

Based on its average borrowings during the three months ended December 31, 2020, NJR's average interest rate was 1.05 percent, resulting in interest expense of approximately $281,000.

As of December 31, 2020, NJR had seven letters of credit outstanding totaling $10.3 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

As noted above, based on its average borrowings during the three months ended December 31, 2020, NJNG's average interest rate was 0.77 percent. NJNG's interest expense was immaterial for the three months ended December 31, 2020.

As of December 31, 2020, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

Long-Term Debt

NJR

As of December 31, 2020, NJR had the following outstanding:

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

NJNG

As of December 31, 2020, NJNG's long-term debt consisted of $1.1 billion in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2060, and $59.3 million in finance leases with various maturities ranging from 2021 to 2026.

NJR is not obligated directly or contingently with respect to NJNG’s fixed-rate debt issuances.

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

Sale Leaseback

NJNG

NJNG received $4.0 million in December 2019, in connection with the sale leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.2 million during the three months ended December 31, 2019. There were no natural gas meter sale leasebacks recorded during the three months ended December 31, 2020.

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are considered failed sale leasebacks for accounting purposes and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from SREC and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from SRECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. In December 2020, Clean Energy Ventures received proceeds of $12.1 million in connection with the sale

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
leaseback of two commercial solar projects. Clean Energy Ventures did not receive proceeds related to the sale leaseback of commercial solar assets during the three months ended December 31, 2019.

Contractual Obligations

NJNG's total capital expenditures are projected to be between $434 million and $452 million during fiscal 2021. Total capital expenditures spent or accrued during the three months ended December 31, 2020, were $83.9 million. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of December 31, 2020, NJNG's future MGP expenditures are estimated to be $148.0 million. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

Clean Energy Ventures' expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. During the three months ended December 31, 2020, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were $26.1 million. We estimate solar-related capital expenditures for projects during fiscal 2021 to be between $162 million and $168 million.

During the three months ended December 31, 2020, our Storage and Transportation segment had capital expenditures for the Adelphia Gateway project totaling $7.8 million and capital expenditures for Leaf River totaling $345,000. During fiscal 2021, we expect expenditures related to the Adelphia Gateway project to be between $136 million and $156 million and expenditures related to Leaf River to be between $12 million and $32 million.

Energy Services does not currently anticipate any significant capital expenditures during fiscal 2021 and 2022.

On December 16, 2020, Energy Services entered into a series of asset management agreements with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility will provide certain asset management services and Energy Services may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500 million, payable through November 1, 2030. The asset management agreements include a series of initial and permanent releases commencing on November 1, 2021. NJR will receive approximately $260 million in cash from fiscal 2022 through fiscal 2024 and $34 million per year from fiscal 2025 through fiscal 2031 under the agreements.

More detailed information regarding contractual obligations is contained in Liquidity and Capital Resources - Contractual Obligations section of Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2020.

Off-Balance-Sheet Arrangements

As of December 31, 2020, our off-balance-sheet arrangements consist of guarantees covering approximately $235.5 million of natural gas purchases, SREC sales and demand fee commitments and outstanding letters of credit totaling $11.0 million.

Cash Flows

Operating Activities

Cash flows from operating activities during the three months ended December 31, 2020, totaled $31.7 million compared with cash flows used in operating activities of $43.1 million during the three months ended December 31, 2019. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

•seasonality of our business;

•fluctuations in wholesale natural gas prices and other energy prices, including changes in derivative asset and liability values;

•timing of storage injections and withdrawals;

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
•the deferral and recovery of natural gas costs;

•changes in contractual assets utilized to optimize margins related to natural gas transactions;

•broker margin requirements;

•impact of unusual weather patterns on our wholesale business;

•timing of the collections of receivables and payments of current liabilities;

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The increase of $74.8 million in cash flows from operating activities during the three months ended December 31, 2020, compared with the three months ended December 31, 2019, was due primarily to decreased working capital.

Investing Activities

Cash flows used in investing activities totaled $108.8 million during the three months ended December 31, 2020, compared with $494.2 million during the three months ended December 31, 2019. The decrease of $385.4 million was due primarily to the acquisition of Leaf River in the prior period that did not recur.

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

Cash flows used in financing activities totaled $17.6 million during the three months ended December 31, 2020, compared with cash flows from financing activities of $551.4 million during the three months ended December 31, 2019. The decrease of $569.0 million is due primarily to increased short-term debt activity at NJR in the prior period that did not recur primarily related to the acquisition of Leaf River, partially offset by proceeds of $12.1 million from solar sale leasebacks at Clean Energy Ventures.

Credit Ratings

The table below summarizes NJNG's credit ratings as of December 31, 2020, issued by two rating entities, Moody's and Fitch:

	Moody's	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-2	F-2
Senior Secured	A1	A+
Ratings Outlook	Stable	Stable

The Fitch ratings and outlook were reaffirmed on March 18, 2020. NJNG's Moody's and Fitch ratings are investment-grade ratings. NJR is not a rated entity.

On March 18, 2020, Moody’s revised NJNG's secured rating from Aa3 to A1 and its commercial paper rating from P-1 to P-2 resulting from higher debt levels to fund NJNG’s elevated capital program. The outlook was increased to stable from negative. This action does not currently affect any of NJNG’s long-term borrowing rates or credit facility pricing.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2020	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2020
Natural Gas Distribution	$(211)	(927)	(1,287)	$149
Energy Services	4,397	21,181	8,592	16,986
Total	$4,186	20,254	7,305	$17,135

There were no changes in methods of valuations during the three months ended December 31, 2020.

The following is a summary of fair market value of financial derivatives at December 31, 2020, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2021	2022	2023 - 2025	After 2025	Total Fair Value
Price based on NYMEX/CME	$446	55	15	—	$516
Price based on ICE	16,155	683	(219)	—	16,619
Total	$16,601	738	(204)	—	$17,135

The following is a summary of financial derivatives by type as of December 31, 2020:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	24.0	$2.24 - $3.54	$149
Energy Services	Futures	(25.3)	$1.57 - $6.34	16,470
	Swaps	(1.2)	$2.72 - $3.20	516
Total				$17,135
(1)    Million British thermal unit

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2020	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2020
Natural Gas Distribution - Prices based on other external data	$2	(171)	6	$(175)
Energy Services - Prices based on other external data	(24,723)	(274)	(3,089)	(21,908)
Total	$(24,721)	(445)	(3,083)	$(22,083)

    Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $5.9 million. This analysis does not include potential changes to reported credit adjustments embedded in the $9.7 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(2,966)	$(5,932)	$(8,898)	$(11,863)
Ending derivative fair value	$9,712	$6,746	$3,780	$814	$(2,151)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$2,966	$5,932	$8,898	$11,863
Ending derivative fair value	$9,712	$12,678	$15,644	$18,610	$21,575

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of December 31, 2020. Gross credit exposure for Energy Services is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for Storage and Transportation is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Energy Services', Clean Energy Ventures' and Storage and Transportation's counterparty credit exposure as of December 31, 2020, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$149,474	$133,115
Noninvestment grade	16,282	6,566
Internally rated investment grade	25,971	19,358
Internally rated noninvestment grade	23,240	14,717
Total	$214,967	$173,756

NJNG's counterparty credit exposure as of December 31, 2020, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$10,067	$9,334
Noninvestment grade	200	—
Internally rated investment grade	393	212
Internally rated noninvestment grade	1,303	160
Total	$11,963	$9,706

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

Information regarding NJR's interest rate risk can be found in Item 7A. Quantitative and Qualitative Disclosures About Market Risks and the Liquidity and Capital Resources - Debt section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2020.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2020, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended December 31, 2020, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of our 2020 Annual Report on Form 10-K includes a detailed discussion of our risk factors. Those risks and uncertainties have the potential to materially affect our financial condition and results of operations. There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, of our 2020 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended December 31, 2020:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
10/01/20 - 10/31/20	—	$—	—	2,431,053
11/01/20 - 11/30/20	—	—	—	2,431,053
12/01/20 - 12/31/20	—	—	—	2,431,053
Total	—	$—	—	2,431,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of December 31, 2020, included 19.5 million shares of common stock for repurchase, of which, approximately 2.4 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	FY 2021 Performance Share Units Agreement (TSR) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 13. 2020)

10.2	FY 2021 Performance Share Units Agreement (NFE) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 13. 2020)

10.3	FY 2021 Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on November 13. 2020)

10.4	FY 2021 Performance-based Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on November 13. 2020)

18.1+	Deloitte & Touche LLP letter, dated February 4, 2021, related to financial information

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended December 31, 2020, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	February 4, 2021
By:/s/ Patrick Migliaccio
Patrick Migliaccio
Senior Vice President and
Chief Financial Officer