Form 10-Q
period 2021-03-31
NEW JERSEY RESOURCES CORP
filed 2021-05-06
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of May 3, 2021 was 96,339,849.

New Jersey Resources Corporation

New Jersey Resources Corporation
GLOSSARY OF KEY TERMS

Adelphia Gateway	Adelphia Gateway, LLC
AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CIP	Conservation Incentive Program
CME	Chicago Mercantile Exchange
COVID-19	Novel coronavirus disease
CR&R	Commercial Realty & Resources Corp.
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
Dths	Dekatherms
EE	Energy Efficiency
Energy Services	Energy Services segment
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Financial margin	A non-GAAP financial measure, which represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes any accounting impact from the change in the fair value of certain derivative instruments
Fitch	Fitch Ratings Company
FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles of the United States
Home Services and Other	Home Services and Other Operations
ICE	Intercontinental Exchange
IEC	Interstate Energy Company, LLC
IIP	Infrastructure Investment Program
IRS	Internal Revenue Service
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
Leaf River	Leaf River Energy Center LLC
MGP	Manufactured Gas Plant
Moody's	Moody's Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
Natural Gas Act	The Natural Gas Act of 1938, as amended; the federal law regulating interstate natural gas pipeline and storage companies, among other things, codified beginning at 15 U.S.C. Section 717.
NFE	Net Financial Earnings
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	NJNG's $250 million unsecured committed credit facility expiring in December 2023
NJR Credit Facility	NJR's $425 million unsecured committed credit facility expiring in December 2023
NJR or The Company	New Jersey Resources Corporation
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
OASDI	Old Age, Survivors and Disability Insurance tax
O&M	Operation and Maintenance
OPEB	Other Postemployment Benefit Plans
PennEast	PennEast Pipeline Company, LLC
PPA	Power Purchase Agreement
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
S&P	Standard & Poor's Financial Services, LLC
SAFE	Safety Acceleration and Facility Enhancement
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
SREC	Solar Renewable Energy Certificate
SRL	Southern Reliability Link
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Storage and Transportation	Storage and Transportation segment
Talen	Talen Energy Marketing, LLC
TETCO	Texas Eastern Transmission
The Exchange Act	The Securities Exchange Act of 1934, as amended
The Tax Act	An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017
Third Circuit	The United States Court of Appeals for the Third Circuit
TREC	Transition Renewable Energy Certificate
Trustee	U.S. Bank National Association
U.S.	The United States of America
USF	Universal Service Fund

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2021	2020	2021	2020
OPERATING REVENUES
Utility	$310,167	$297,220	$505,896	$516,843
Nonutility	492,020	342,394	750,596	737,807
Total operating revenues	802,187	639,614	1,256,492	1,254,650
OPERATING EXPENSES
Natural gas purchases:
Utility	113,235	111,563	169,380	203,377
Nonutility	330,488	318,384	503,735	635,740
Related parties	1,730	1,506	3,464	3,030
Operation and maintenance	110,265	66,832	183,901	130,177
Regulatory rider expenses	18,413	15,330	29,114	27,072
Depreciation and amortization	26,848	27,516	54,210	52,153
Total operating expenses	600,979	541,131	943,804	1,051,549
OPERATING INCOME	201,208	98,483	312,688	203,101
Other income, net	5,007	7,261	9,124	7,547
Interest expense, net of capitalized interest	20,153	19,203	39,939	35,273
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	186,062	86,541	281,873	175,375
Income tax provision	39,057	16,284	56,498	32,755
Equity in earnings of affiliates	2,804	3,589	5,479	6,978
NET INCOME	$149,809	$73,846	$230,854	$149,598

EARNINGS PER COMMON SHARE
Basic	$1.56	$0.78	$2.40	$1.60
Diluted	$1.55	$0.77	$2.39	$1.59
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	96,248	95,584	96,181	93,747
Diluted	96,618	95,890	96,598	94,073

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2021	2020	2021	2020
Net income	$149,809	$73,846	$230,854	$149,598
Other comprehensive income, net of tax
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(79), $0, $(191) and $0, respectively	263	—	494	—
Loss on derivatives designated as hedging instruments, net of tax of $0, $2,781, $0 and $2,781, respectively	—	(9,711)	—	(9,711)
Adjustment to postemployment benefit obligation, net of tax of $(244), $(1,753), $(489) and $(1,970), respectively	813	6,100	1,625	6,859
Other comprehensive income (loss)	$1,076	$(3,611)	$2,119	$(2,852)
Comprehensive income	$150,885	$70,235	$232,973	$146,746

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,
(Thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$230,854	$149,598
Adjustments to reconcile net income to cash flows from operating activities
Unrealized gain on derivative instruments	(8,235)	(45,539)
Depreciation and amortization	54,210	52,153
Amortization of acquired wholesale energy contracts	3,401	3,953
Allowance for equity used during construction	(10,603)	(8,053)
Allowance for doubtful accounts	10,607	951
Non cash lease expense	1,957	1,856
Deferred income taxes	20,909	34,975
Manufactured gas plant remediation costs	(6,284)	(5,291)
Equity in earnings, net of distributions received from equity investees	(3,543)	(2,760)
Cost of removal - asset retirement obligations	(512)	(122)
Contributions to postemployment benefit plans	(2,018)	(5,742)
Taxes related to stock-based compensation	(145)	803
Changes in:
Components of working capital	6,846	3,526
Other noncurrent assets	18,854	(1,258)
Other noncurrent liabilities	39,993	95
Cash flows from operating activities	356,291	179,145
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(152,496)	(132,352)
Solar equipment	(40,884)	(69,786)
Storage and Transportation and other	(28,518)	(7,724)
Cost of removal	(23,989)	(17,487)
Acquisition of assets, net of cash acquired of $5.1 million	—	(523,647)
Distribution from equity investees in excess of equity in earnings	871	1,132
Investments in equity investees	(482)	(1,266)
Cash flows used in investing activities	(245,498)	(751,130)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
Payments of long-term debt	(11,001)	(9,764)
Proceeds from term loan	—	350,000
Payments of term loan	—	(212,900)
(Payments of) proceeds from short-term debt, net	(116,850)	304,023
Proceeds from sale leaseback transaction - solar	12,124	—
Proceeds from sale leaseback transaction	—	4,000
Payments of common stock dividends	(60,894)	(56,821)
Proceeds from issuance of common stock - public equity offering	—	212,900
Cash settlement of equity forward agreement	(388)	—
Proceeds from issuance of common stock - DRP	7,540	8,767
Tax withholding payments related to net settled stock compensation	(1,772)	(3,893)
Cash flows (used in) from financing activities	(171,241)	596,312
Change in cash, cash equivalents and restricted cash	(60,448)	24,327
Cash, cash equivalents and restricted cash at beginning of period	119,423	4,063
Cash, cash equivalents and restricted cash at end of period	$58,975	$28,390
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(136,295)	$(87,532)
Inventories	94,233	90,484
Recovery of natural gas costs	(20,279)	(21,891)
Natural gas purchases payable	33,191	(10,933)
Natural gas purchases payable - related parties	62	11
Accounts payable and other	(19,621)	(27,345)
Prepaid expenses	(8,170)	(602)
Prepaid and accrued taxes	59,614	22,258
Restricted broker margin accounts	7,644	39,193
Customers' credit balances and deposits	(5,171)	(7,788)
Other current assets	1,638	7,671
Total	$6,846	$3,526
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$40,465	$32,872
Income taxes	$3,733	$1,193
Accrued capital expenditures	$22,840	$17,930

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

(Thousands)	March 31, 2021	September 30, 2020
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$2,883,656	$2,800,052
Construction work in progress	456,513	379,846
Nonutility plant and equipment, at cost	1,121,155	1,108,512
Construction work in progress	229,923	176,556
Total property, plant and equipment	4,691,247	4,464,966
Accumulated depreciation and amortization, utility plant	(620,028)	(601,635)
Accumulated depreciation and amortization, nonutility plant and equipment	(156,063)	(140,562)
Property, plant and equipment, net	3,915,156	3,722,769
CURRENT ASSETS
Cash and cash equivalents	57,654	117,012
Customer accounts receivable
Billed	237,229	134,173
Unbilled revenues	41,941	9,226
Allowance for doubtful accounts	(17,325)	(7,242)
Regulatory assets	23,527	36,530
Natural gas in storage, at average cost	74,853	167,504
Materials and supplies, at average cost	18,824	20,406
Prepaid expenses	14,729	6,639
Prepaid and accrued taxes	3,432	24,301
Derivatives, at fair value	17,433	23,310
Restricted broker margin accounts	45,916	69,444
Other	17,015	21,029
Total current assets	535,228	622,332
NONCURRENT ASSETS
Investments in equity method investees	214,521	208,375
Regulatory assets	522,027	527,459
Operating lease assets	144,326	131,769
Derivatives, at fair value	1,977	3,349
Intangible assets, net	6,462	10,060
Software costs	5,485	4,707
Other noncurrent assets	79,952	85,657
Total noncurrent assets	974,750	971,376
Total assets	$5,425,134	$5,316,477

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CAPITALIZATION AND LIABILITIES

(Thousands, except share data)	March 31, 2021	September 30, 2020
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding March 31, 2021 — 96,262,016; September 30, 2020 — 95,949,183	$240,497	$240,243
Premium on common stock	497,167	491,982
Accumulated other comprehensive loss, net of tax	(42,196)	(44,315)
Treasury stock at cost and other; shares March 31, 2021 — 16,313; September 30, 2020 — 148,310	11,983	8,485
Retained earnings	1,114,382	947,501
Common stock equity	1,821,833	1,643,896
Long-term debt	2,265,202	2,259,466
Total capitalization	4,087,035	3,903,362
CURRENT LIABILITIES
Current maturities of long-term debt	22,635	27,236
Short-term debt	8,500	125,350
Natural gas purchases payable	129,136	95,945
Natural gas purchases payable to related parties	853	791
Accounts payable and other	126,154	141,500
Dividends payable	32,007	31,902
Accrued taxes	41,462	2,717
Regulatory liabilities	717	26,188
New Jersey Clean Energy Program	6,148	15,570
Derivatives, at fair value	23,690	33,865
Operating lease liabilities	4,001	6,724
Customers' credit balances and deposits	20,763	25,934
Total current liabilities	416,066	533,722
NONCURRENT LIABILITIES
Deferred income taxes	166,238	138,081
Deferred investment tax credits	3,171	3,332
Deferred gain	894	1,035
Derivatives, at fair value	20,506	13,352
Manufactured gas plant remediation	143,490	150,590
Postemployment employee benefit liability	236,432	237,221
Regulatory liabilities	193,817	196,450
Operating lease liabilities	111,034	95,030
Asset retirement obligation	34,102	33,723
Other	12,349	10,579
Total noncurrent liabilities	922,033	879,393
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$5,425,134	$5,316,477

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2020	95,949	$240,243	$491,982	$(44,315)	$8,485	$947,501	$1,643,896
Net income	—	—	—	—	—	81,045	81,045
Other comprehensive income	—	—	—	1,043	—	—	1,043
Common stock issued:
Incentive compensation plan	50	124	5,410	—	—	—	5,534
Dividend reinvestment plan (1)	140	—	(4,502)	—	5,593	—	1,091
Cash dividend declared ($.3325 per share)	—	—	—	—	—	(31,966)	(31,966)
Treasury stock and other	—	—	—	—	(2,429)	—	(2,429)
Balance at December 31, 2020	96,139	$240,367	$492,890	$(43,272)	$11,649	$996,580	$1,698,214
Net income	—	—	—	—	—	149,809	149,809
Other comprehensive income	—	—	—	1,076	—	—	1,076
Common stock issued:
Common stock offering	—	—	(388)	—	—	—	(388)
Incentive compensation plan	28	72	1,144	—	—	—	1,216
Dividend reinvestment plan	103	58	3,521	—	—	—	3,579
Cash dividend declared ($.3325 per share)	—	—	—	—	—	(32,007)	(32,007)
Treasury stock and other	(8)	—	—	—	334	—	334
Balance at March 31, 2021	96,262	$240,497	$497,167	$(42,196)	$11,983	$1,114,382	$1,821,833
(1)Shares sold through the DRP are issued from treasury stock at average cost, which may differ from the actual market price paid.

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2019	89,999	$226,649	$291,331	$(31,787)	$(10,436)	$869,858	$1,345,615
Net income	—	—	—	—	—	75,752	75,752
Other comprehensive income	—	—	—	759	—	—	759
Common stock issued:
Common stock offering	5,333	13,333	199,567	—	—	—	212,900
Incentive compensation plan	96	239	3,053	—	—	—	3,292
Dividend reinvestment plan (1)	80	—	314	—	3,185	—	3,499
Cash dividend declared ($.3125 per share)	—	—	—	—	—	(29,846)	(29,846)
Treasury stock and other	—	—	—	—	(3,879)	—	(3,879)
Balance at December 31, 2019	95,508	$240,221	$494,265	$(31,028)	$(11,130)	$915,764	$1,608,092
Net income	—	—	—	—	—	73,846	73,846
Other comprehensive income	—	—	—	(3,611)	—	—	(3,611)
Common stock issued:
Dividend reinvestment plan (1)	143	—	(416)	—	5,621	—	5,205
Cash dividend declared ($.3125 per share)	—	—	—	—	—	(29,888)	(29,888)
Treasury stock and other	(8)	—	107	—	986	—	1,093
Balance at March 31, 2020	95,643	$240,221	$493,956	$(34,639)	$(4,523)	$959,722	$1,654,737
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
Part I

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. NATURE OF THE BUSINESS

NJR provides regulated natural gas distribution services, transportation and storage services and operates certain unregulated businesses primarily through the following:

NJNG provides natural gas utility service to approximately 561,500 customers throughout Burlington, Middlesex, Monmouth, Morris and Ocean counties in New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

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

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the United States. The Company’s Unaudited Condensed Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impacts of COVID-19 on the assumptions and estimates used and determined that there have been no material adverse impacts on the Company’s results of operations as of March 31, 2021.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	March 31, 2021	September 30, 2020	March 31, 2020	September 30, 2019
Balance Sheet
Cash and cash equivalents	$57,654	$117,012	$25,968	$2,676
Restricted cash in other noncurrent assets	$1,321	$2,411	$2,422	$1,387
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$58,975	$119,423	$28,390	$4,063

Allowance for Doubtful Accounts

As of October 1, 2021, the Company adopted ASU No. 2016-13, an amendment to ASC 326, Financial Instruments - Credit Losses, which changes the impairment model for certain financial assets that have a contractual right to receive cash, including trade and loan receivables. The Company segregates financial assets that fall within the scope of ASC 326, primarily trade receivables and unbilled revenues due in one year or less, into portfolio segments based on shared risk characteristics, such as geographical location and regulatory environment, for evaluation of expected credit losses. Historical and current information, such as average write-offs, are applied to each portfolio segment to estimate the allowance for losses on uncollectible receivables. Additionally, the allowance for losses on uncollectible receivables is adjusted for reasonable and supportable forecasts of future economic conditions, which can include changing weather, commodity prices, regulations, and macroeconomic factors, such as unemployment rates among others.

In February 2021, severe winter weather affected the U.S. mid-continent and southern regions that resulted in increased demand for natural gas supply and increases in wholesale energy prices. As a result, at March 31, 2021, Energy Services evaluated its counterparties for credit deterioration, as well as the related receivables for the purchase and receipt of natural gas for amounts past due.

The Company examined the credit characteristics of its counterparties, including the history of past due amounts for contractual settlements, counterparty credit ratings, and the likelihood of recovering amounts owed. As of March 31, 2021, the Company recorded a reserve for expected credit losses for Energy Services totaling $5.2 million within operations and maintenance expense on the Unaudited Condensed Consolidated Statement of Operations, representing management’s best estimate of expected credit losses at this time.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
It is possible that future developments could occur that could result in impairment of a portion or all of the remaining amounts owed to Energy Services, which would result in an additional charge to earnings.

Loans Receivable

NJNG currently provides loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Unaudited Condensed Consolidated Balance Sheets. The Company recorded $14.3 million and $13.7 million in other current assets and $33.9 million and $35.3 million in other noncurrent assets as of March 31, 2021 and September 30, 2020, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans. The Company regularly evaluates the credit quality and collection profile of its customers. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of March 31, 2021 and September 30, 2020, the Company has not recorded any impairments for SAVEGREEN loans.

Natural Gas in Storage

The following table summarizes natural gas in storage, at average cost by segment as of:

	March 31, 2021		September 30, 2020
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
Natural Gas Distribution	$40,083	9.4	$110,037	27.2
Energy Services	34,439	13.3	57,352	34.3
Storage and Transportation	331	0.1	115	0.02
Total	$74,853	22.8	$167,504	61.52

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

Amortization is recorded on the straight-line basis over the estimated useful lives. The following table presents the software costs included in the Unaudited Condensed Consolidated Financial Statements:

(Thousands)	March 31, 2021	September 30, 2020
Balance Sheets
Utility plant, at cost	$14,011	$13,452
Nonutility plant and equipment, at cost	$334	$316
Accumulated depreciation and amortization, utility plant	$(790)	$(279)
Accumulated depreciation and amortization, nonutility plant and equipment	$(17)	$(5)
Software costs	$5,485	$4,707

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Statements of Operations	2021	2020	2021	2020
Operation and maintenance (1)	$2,847	$1,109	$4,770	$2,596
Depreciation and amortization	$270	$—	$523	$—
(1)During the three and six months ended March 31, 2021, $111,000 and $188,000 was amortized from software costs into O&M. There were no amounts amortized for the three and six months ended March 31, 2020.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Sale Leasebacks

NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to renew the lease or repurchase the asset at the end of the term. Proceeds from sale leaseback transactions are accounted for as financing arrangements and are included in long-term debt on the Unaudited Condensed Consolidated Balance Sheets. NJNG received $4.0 million in December 2019, in connection with the sale leaseback of its natural gas meters. There were no natural gas meter sale leasebacks recorded during the six months ended March 31, 2021.

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

In December 2020, Clean Energy Ventures received proceeds of $12.1 million in connection with the sale leaseback of two commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets. Clean Energy Ventures did not receive proceeds related to the sale leaseback of commercial solar assets during the three and six months ended March 31, 2020.

Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of related tax effects during the three months ended March 31, 2021 and 2020:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance at December 31, 2020	$(10,166)	$(33,106)		$(43,272)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive income, net of tax of $(79), $(244), $(323), respectively	263	813	(1)	1,076
Balance at March 31, 2021	$(9,903)	$(32,293)		$(42,196)

Balance at December 31, 2019	$—	$(31,028)		$(31,028)
Other comprehensive income, net of tax
Other comprehensive (loss) income, before reclassifications, net of tax of $2,781, $(1,681), $1,100	(9,711)	5,378		(4,333)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(72), $(72)	—	722	(1)	722
Net current-period other comprehensive income, net of tax of $2,781, $(1,753), $1,028	(9,711)	6,100		(3,611)
Balance at March 31, 2020	$(9,711)	$(24,928)		$(34,639)
(1)Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of related tax effects during the six months ended March 31, 2021 and 2020:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance at September 30, 2020	$(10,397)	$(33,918)		$(44,315)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive income, net of tax of $(191), $(489), $(680), respectively	494	1,625	(1)	2,119
Balance at March 31, 2021	$(9,903)	$(32,293)		$(42,196)

Balance at September 30, 2019	$—	$(31,787)		$(31,787)
Other comprehensive income, net of tax
Other comprehensive (loss) income, before reclassifications, net of tax of $2,781, $(1,681), $1,100	(9,711)	5,378		(4,333)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(289) and $(289)	—	1,481	(1)	1,481
Net current-period other comprehensive income, net of tax of $2,781, $(1,970), $811	(9,711)	6,859		(2,852)
Balance at March 31, 2020	$(9,711)	$(24,928)		$(34,639)
(1)Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

Change in Accounting Policy

Effective October 1, 2020, the Company changed its method of accounting for ITCs at Clean Energy Ventures from the flow through method to the deferral method. Prior to the change, the Company recognized ITCs as a reduction of income tax expense in the period that the qualified solar energy property, to which it relates, was placed in service. Effective with the accounting change, the Company records ITCs as a reduction to the carrying value of the related asset when placed in service and recognizes ITCs in earnings as a reduction to depreciation expense over the productive life of the related property. The deferral method is considered the preferred method per the authoritative guidance as described in ASC 740 - Income Taxes. The change to the deferral method is also consistent with the application of authoritative accounting guidance throughout other reporting segments and promotes proper matching of the benefits of the recognition of the ITC with the expected use of the asset.

The Company applied the change in accounting method retrospectively to all prior periods presented.

The impact of the change in accounting policy on the Unaudited Condensed Consolidated Statements of Operations during the three months ended March 31, 2020 is as follows:

	As Previously	Effect of	As
(Thousands)	Reported	Change	Adjusted
Depreciation and amortization	$30,784	(3,268)	$27,516
Total operating expenses	$544,399	(3,268)	$541,131
Operating income	$95,215	3,268	$98,483
Income before income taxes and equity in earnings of affiliates	$83,273	3,268	$86,541
Income tax (benefit) expense	$(1,643)	17,927	$16,284
Net income	$88,505	(14,659)	$73,846
Earnings per common share
Basic	$0.93	(0.15)	$0.78
Diluted	$0.92	(0.15)	$0.77

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The impact of the change in accounting policy on the Unaudited Condensed Consolidated Statements of Operations during the six months ended March 31, 2020 is as follows:

	As Previously	Effect of	As
(Thousands)	Reported	Change	Adjusted
Depreciation and amortization	$58,542	(6,389)	$52,153
Total operating expenses	$1,057,938	(6,389)	$1,051,549
Operating income	$196,712	6,389	$203,101
Income before income taxes and equity in earnings of affiliates	$168,986	6,389	$175,375
Income tax (benefit) expense	$(1,902)	34,657	$32,755
Net income	$177,866	(28,268)	$149,598
Earnings per common share
Basic	$1.90	(0.30)	$1.60
Diluted	$1.89	(0.30)	$1.59

The cumulative effect of the change in accounting policy on the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 is as follows:

	As Previously	Effect of	As
(Thousands)	Reported	Change	Adjusted
Assets
Nonutility plant and equipment, at cost	$1,430,723	(322,211)	$1,108,512
Accumulated depreciation and amortization, nonutility plant and equipment	$(202,507)	61,945	$(140,562)
Property, plant and equipment, net	$3,983,035	(260,266)	$3,722,769
Other noncurrent assets	$78,716	6,941	$85,657
Total noncurrent assets	$964,435	6,941	$971,376
Total assets	$5,569,802	(253,325)	$5,316,477
Capitalization
Retained earnings	$1,148,297	(200,796)	$947,501
Common stock equity	$1,844,692	(200,796)	$1,643,896
Total capitalization	$4,104,158	(200,796)	$3,903,362
Liabilities
Deferred income taxes	$190,610	(52,529)	$138,081
Total noncurrent liabilities	$931,922	(52,529)	$879,393
Total capitalization and liabilities	$5,569,802	(253,325)	$5,316,477

The impact of the change in accounting policy on the Unaudited Condensed Consolidated Statements of Cash Flows as of March 31, 2020 is as follows:

	As Previously	Effect of	As
(Thousands)	Reported	Change	Adjusted
Depreciation and amortization	$58,542	(6,389)	$52,153
Deferred income taxes	$318	34,657	$34,975

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The impact of the change in accounting policy on the Unaudited Condensed Consolidated Statements of Common Stock Equity as of March 31, 2020 is as follows:

	As Previously	Effect of	As
(Thousands)	Reported	Change	Adjusted
Retained Earnings
Balance at September 30, 2019	$1,075,960	(206,102)	$869,858
Net income	$89,361	(13,609)	$75,752
Balance at December 31, 2019	$1,135,475	(219,711)	$915,764
Net income	$88,505	(14,659)	$73,846
Balance at March 31, 2020	$1,194,092	(234,370)	$959,722
Total
Balance at September 30, 2019	$1,551,717	(206,102)	$1,345,615
Net income	$89,361	(13,609)	$75,752
Balance at December 31, 2019	$1,827,803	(219,711)	$1,608,092
Net income	$88,505	(14,659)	$73,846
Balance at March 31, 2020	$1,889,107	(234,370)	$1,654,737
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

The Company completed its evaluation of this amendment and all subsequent amendments related to this topic and adopted this guidance on October 1, 2020 using the modified retrospective method. The adoption did not result in a cumulative effect adjustment to retained earnings as the current expected lifetime loss estimates were not materially different from the reserves already in place.

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

Fair Value

In August 2018, the FASB issued ASU No. 2018-13, an amendment to ASC 820, Fair Value Measurement, which removes, modifies and adds to certain disclosure requirements of fair value measurements. Disclosure requirements removed include the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. Modifications include considerations around the requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse. The additions include the requirement to disclose changes in unrealized gains and losses for the period in other comprehensive income for recurring Level 3 fair value measurements held and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted this guidance on October 1, 2020 on a prospective basis. The Company does not have either Level 3 fair value measurements or transfers between Level 1 or Level 2 in its current portfolios, and therefore, this ASU did not have an impact to the Company's financial position, results of operations or cash flows.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Compensation - Retirement Benefits

In August 2018, the FASB issued ASU No. 2018-14, an amendment to ASC 715, Compensation - Retirement Benefits, which removes disclosures that no longer are considered cost-beneficial, clarifies the specific requirements of certain disclosures and adds new disclosure requirements identified as relevant. The Company adopted this guidance on October 1, 2020. There was no impact to the Company's financial position, results of operations or cash flows.

Reference Rate Reform

In January 2021, the FASB issued ASU 2021-01, which refines the scope of ASC 848, Reference Rate Reform, and clarifies some of its guidance of global reference rate reform activities. The amendments in this update permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets (the “discounting transition”). The amendments in this update are effective upon the ASU issuance through December 31, 2022. There was no impact to the Company's financial position, results of operations or cash flows as a result of its adoption.

Other Recent Updates to the Accounting Standards Codification

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, an amendment to ASC 740, Income Taxes, which simplifies the accounting for income taxes and changes the accounting for certain income tax transactions, among other minor improvements. The guidance is effective for the Company beginning October 1, 2021, with early adoption permitted. Upon adoption, the amendments will be applied on a prospective basis. The Company is currently evaluating the amendments to understand the impact on its financial position, results of operations, cash flows and disclosures upon adoption.

Investments - Equity Method and Derivatives and Hedging

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The update requires an entity to evaluate observable transactions that necessitate applying or discontinuing the equity method of accounting when applying the measurement alternative in Topic 321. This evaluation occurs prior to applying or upon ceasing the equity method. The update also states that when applying paragraph 815-10-15-141(a) for forward contracts and purchased options, an entity is not required to assess whether the underlying securities will be accounted for under the equity method in accordance with Topic 323 or fair value method under Topic 825 upon settlement or exercise. The guidance is effective for the Company beginning October 1, 2021, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these amendments but does not expect that its pending adoption will have a material effect on its consolidated financial statements.

Other

In October 2020, the FASB issued ASU 2020-10, which clarifies application of various provisions in the ASC by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. It also improves the consistency by amending the ASC to include all disclosure guidance in the appropriate section. The guidance is effective for the Company on October 1, 2021, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these amendments but does not expect that its pending adoption will have a material effect on its consolidated financial statements.
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

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the three months ended March 31, 2021 and 2020, is as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures		Energy Services	Storage and Transportation	Home Services and Other	Total
2021
Natural gas utility sales	$296,888	—		—	—	—	$296,888
Natural gas services	—	—		11,011	13,926	—	24,937
Service contracts	—	—		—	—	8,314	8,314
Installations and maintenance	—	—		—	—	4,459	4,459
Renewable energy certificates	—	817		—	—	—	817
Electricity sales	—	4,882		—	—	—	4,882
Eliminations (1)	—	—		—	(669)	(252)	(921)
Revenues from contracts with customers	296,888	5,699		11,011	13,257	12,521	339,376
Alternative revenue programs (2)	(6,664)	—		—	—	—	(6,664)
Derivative instruments	19,943	777	(3)	451,558	—	—	472,278
Eliminations (1)	—	—		(2,803)	—	—	(2,803)
Revenues out of scope	13,279	777		448,755	—	—	462,811
Total operating revenues	$310,167	6,476		459,766	13,257	12,521	$802,187
2020
Natural gas utility sales	$266,868	—		—	—	—	$266,868
Natural gas services	—	—		9,634	11,076	—	20,710
Service contracts	—	—		—	—	8,073	8,073
Installations and maintenance	—	—		—	—	4,292	4,292
Electricity sales	—	4,458		—	—	—	4,458
Eliminations (1)	—	—		—	(675)	(326)	(1,001)
Revenues from contracts with customers	266,868	4,458		9,634	10,401	12,039	303,400
Alternative revenue programs (2)	22,073	—		—	—	—	22,073
Derivative instruments	8,279	1,537		304,067	—	—	313,883
Eliminations (1)	—	—		258	—	—	258
Revenues out of scope	30,352	1,537		304,325	—	—	336,214
Total operating revenues	$297,220	5,995		313,959	10,401	12,039	$639,614
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.
(2)Includes CIP revenue.
(3)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the six months ended March 31, 2021 and 2020, is as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures		Energy Services	Storage and Transportation	Home Services and Other	Total
2021
Natural gas utility sales	$486,252	—		—	—	—	$486,252
Natural gas services	—	—		17,439	27,030	—	44,469
Service contracts	—	—		—	—	16,573	16,573
Installations and maintenance	—	—		—	—	8,777	8,777
Renewable energy certificates	—	1,507		—	—	—	1,507
Electricity sales	—	9,270		—	—	—	9,270
Eliminations (1)	—	—		—	(1,326)	(419)	(1,745)
Revenues from contracts with customers	486,252	10,777		17,439	25,704	24,931	565,103
Alternative revenue programs (2)	(5,096)	—		—	—	—	(5,096)
Derivative instruments	24,740	2,069	(3)	674,607	—	—	24,740
Eliminations (1)	—	—		(4,931)	—	—	(4,931)
Revenues out of scope	19,644	2,069		669,676	—	—	691,389
Total operating revenues	$505,896	12,846		687,115	25,704	24,931	$1,256,492
2020
Natural gas utility sales	$486,762	—		—	—	—	$486,762
Natural gas services	—	—		16,955	20,148	—	37,103
Service contracts	—	—		—	—	16,111	16,111
Installations and maintenance	—	—		—	—	9,161	9,161
Electricity sales	—	8,476		—	—	—	8,476
Eliminations (1)	—	—		—	(1,342)	(741)	(2,083)
Revenues from contracts with customers	486,762	8,476		16,955	18,806	24,531	555,530
Alternative revenue programs (2)	20,130	—		—	—	—	20,130
Derivative instruments	9,951	3,731	(3)	667,161	—	—	680,843
Eliminations (1)	—	—		(1,853)	—	—	(1,853)
Revenues out of scope	30,081	3,731		665,308	—	—	699,120
Total operating revenues	$516,843	12,207		682,263	18,806	24,531	$1,254,650
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.
(2)Includes CIP revenue.
(3)Includes SREC revenue.

Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the three months ended March 31, 2021 and 2020, is as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
2021
Residential	$225,174	2,692	—	—	12,234	$240,100
Commercial and industrial	42,824	3,007	11,011	13,257	287	70,386
Firm transportation	28,190	—	—	—	—	28,190
Interruptible and off-tariff	700	—	—	—	—	700
Revenues out of scope	13,279	777	448,755	—	—	462,811
Total operating revenues	$310,167	6,476	459,766	13,257	12,521	$802,187
2020
Residential	$199,776	2,469	—	—	11,831	$214,076
Commercial and industrial	41,635	1,989	9,634	10,401	208	63,867
Firm transportation	24,123	—	—	—	—	24,123
Interruptible and off-tariff	1,334	—	—	—	—	1,334
Revenues out of scope	30,352	1,537	304,325	—	—	336,214
Total operating revenues	$297,220	5,995	313,959	10,401	12,039	$639,614

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the six months ended March 31, 2021 and 2020, is as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
2021
Residential	$362,398	5,414	—	—	24,438	$392,250
Commercial and industrial	72,053	5,363	17,439	25,704	493	121,052
Firm transportation	49,294	—	—	—	—	49,294
Interruptible and off-tariff	2,507	—	—	—	—	2,507
Revenues out of scope	19,644	2,069	669,676	—	—	691,389
Total operating revenues	$505,896	12,846	687,115	25,704	24,931	$1,256,492

2020
Residential	$352,998	4,929	—	—	24,110	$382,037
Commercial and industrial	87,057	3,547	16,955	18,806	421	126,786
Firm transportation	43,712	—	—	—	—	43,712
Interruptible and off-tariff	2,995	—	—	—	—	2,995
Revenues out of scope	30,081	3,731	665,308	—	—	699,120
Total operating revenues	$516,843	12,207	682,263	18,806	24,531	$1,254,650

Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during six months ended March 31, 2021 are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of October 1, 2020	$134,173	$9,226	$25,934
Increase (Decrease)	103,056	32,715	(5,171)
Balance as of March 31, 2021	$237,229	$41,941	$20,763

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2021:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
Customer accounts receivable
Billed	$119,845	4,794	107,353	3,437	1,800	$237,229
Unbilled	39,652	2,289	—	—	—	41,941
Customers' credit balances and deposits	(20,763)	—	—	—	—	(20,763)
Total	$138,734	7,083	107,353	3,437	1,800	$258,407

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for NJNG are comprised of the following:

(Thousands)	March 31, 2021	September 30, 2020
Regulatory assets-current
New Jersey Clean Energy Program	$6,147	$15,570
Conservation Incentive Program	14,025	19,120
Derivatives at fair value, net	1,509	—
Other current regulatory assets	1,730	1,682
Total current regulatory assets	$23,411	$36,372
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$37,476	$36,516
Liability for future expenditures	143,495	150,590
Deferred income taxes	31,603	28,241
Derivatives at fair value, net	4	1
SAVEGREEN	21,842	21,281
Postemployment and other benefit costs	180,360	188,170
Deferred storm damage costs	5,429	6,515
Cost of removal	82,353	75,080
Other noncurrent regulatory assets	17,952	20,068
Total noncurrent regulatory assets	$520,514	$526,462
Regulatory liability-current
Overrecovered natural gas costs	$541	$25,914
Derivatives at fair value, net	176	274
Total current regulatory liabilities	$717	$26,188
Regulatory liabilities-noncurrent
Tax Act impact (1)	$192,895	$195,425
Derivatives at fair value, net	—	352
Other noncurrent regulatory liabilities	759	509
Total noncurrent regulatory liabilities	$193,654	$196,286
(1)Reflects the re-measurement and subsequent amortization of NJNG's net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act.

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for Adelphia Gateway are comprised of the following:

(Thousands)	March 31, 2021	September 30, 2020
Total current regulatory assets	$116	$158
Total noncurrent regulatory assets	$1,514	$997
Total-noncurrent regulatory liabilities	$164	$—

The assets are comprised primarily of the tax benefit associated with the equity component of AFUDC and the liability consists primarily of scheduling penalties. Recovery of regulatory assets is subject to FERC approval.

Regulatory filings and/or actions that occurred during the current fiscal year include the following:

•On October 28, 2020, the BPU approved the Company’s transmission and distribution component of the IIP for $150.0 million over five years, effective November 1, 2020. The recovery of information technology replacement and enhancements, that was included in the original IIP filing, will be included as part of base rate filings as projects are placed in service.

•On November 20, 2020, NJNG notified the BPU of its intent to provide BGSS bill credits to residential and small commercial sales customers effective December 1, 2020 to December 31, 2020. On December 22, 2020, NJNG notified the BPU of the extension of the BGSS bill credits through January 31, 2021. The actual bill credits given to customers totaled $20.6 million, $19.3 million net of tax.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•On March 3, 2021, the BPU approved the three-year SAVEGREEN program consisting of approximately $126.1 million of direct investment, $109.4 million in financing options, and $23.4 million in operation and maintenance expenses, to be effective July 1, 2021.

•On March 3, 2021, the BPU approved, on a final basis, NJNG’s annual petition to modify its BGSS, balancing charge and CIP rates for residential and small commercial customers. The rate changes resulted in a $20.4 million decrease to the annual revenues credited to BGSS, a $3.8 million annual decrease related to its balancing charge, as well as changes to CIP rates, which resulted in a $16.5 million annual recovery increase, effective October 1, 2020.

•On March 30, 2021, NJNG filed a base rate case with the BPU requesting a natural gas revenue increase of $165.7 million including a rate recovery for SRL and other infrastructure investments. SRL is expected to be placed in service during fiscal 2021.

•On March 31, 2021, NJNG filed a petition with the BPU requesting the final base rate increase of approximately $311,000 for the recovery associated with NJ RISE and SAFE II capital investments cost of approximately $3.4 million made through June 30, 2021. This filing will be updated for actual information through June 30, 2021. Changes to base rates are anticipated to be effective October 1, 2021.

•On April 7, 2021, the BPU approved a stipulation resolving NJNG’s annual SBC application requesting to recover remediation expenses including an increase in the RAC, of approximately $1.3 million annually and an increase to the NJCEP factor, resulting in an annual increase of approximately $6 million, effective April 1, 2021.
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

In February 2020 and March 2020, NJNG entered into treasury lock transactions to fix the benchmark treasury rate associated with a $75 million debt tranche that was issued in September 2020. Settlement of the treasury locks resulted in a $6.6 million loss, which was recorded as a component of regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. The loss is being amortized into earnings over the term of the debt as a component of interest expense on the Unaudited Condensed Consolidated Statements of Operations, which totaled $54,000 and $114,000 during the three and six months ended March 31, 2021.

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

Home Services and Other

During fiscal 2020, NJR entered into treasury lock transactions to fix the benchmark treasury rate associated with a $260 million debt issuance that was finalized in July 2020 and a $200 million debt issuance that was finalized in September 2020. NJR designated its treasury lock contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges were recorded in OCI. Settlement of the treasury locks in fiscal 2020 resulted in a loss of $13.7 million, which was recorded within OCI. The loss is being amortized into earnings over the term of the debt as a component of interest expense on the Unaudited Condensed Consolidated Statements of Operations, which totaled $263,000 and $494,000, net of tax, during the three and six months ended March 31, 2021.

Fair Value of Derivatives

The following table presents the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Derivatives at Fair Value
		March 31, 2021		September 30, 2020
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$177	$1	$78	$76
Financial commodity contracts	Derivatives - current	589	88	71	282
Energy Services:
Physical commodity contracts	Derivatives - current	3,668	16,415	6,454	20,438
	Derivatives - noncurrent	1,364	20,090	1,264	12,003
Financial commodity contracts	Derivatives - current	12,770	7,166	16,671	12,965
	Derivatives - noncurrent	585	407	2,037	1,346
Foreign currency contracts	Derivatives - current	229	20	36	104
	Derivatives - noncurrent	28	9	48	3
Total fair value of derivatives		$19,410	$44,196	$26,659	$47,217

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

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of March 31, 2021:
Derivative assets:
Energy Services
Physical commodity contracts	$5,032	$(1,757)	$(200)	$3,075
Financial commodity contracts	13,355	(7,573)		5,782
Foreign currency contracts	257	(29)		228
Total Energy Services	$18,644	$(9,359)	$(200)	$9,085
Natural Gas Distribution
Physical commodity contracts	$177	$(1)	$—	$176
Financial commodity contracts	589	(88)	—	501
Total Natural Gas Distribution	$766	$(89)	$—	$677
Derivative liabilities:
Energy Services
Physical commodity contracts	$36,505	$(1,757)	$—	$34,748
Financial commodity contracts	7,573	(7,573)	—	—
Foreign currency contracts	29	(29)	—	—
Total Energy Services	$44,107	$(9,359)	$—	$34,748
Natural Gas Distribution
Physical commodity contracts	$1	$(1)		$—
Financial commodity contracts	88	(88)		—
Total Natural Gas Distribution	$89	$(89)	$—	$—
As of September 30, 2020:
Derivative assets:
Energy Services
Physical commodity contracts	$7,718	$(3,587)	$(200)	$3,931
Financial commodity contracts	18,708	(14,311)	—	4,397
Foreign currency contracts	84	(84)	—	—
Total Energy Services	$26,510	$(17,982)	$(200)	$8,328
Natural Gas Distribution
Physical commodity contracts	$78	$(65)	$—	$13
Financial commodity contracts	71	(71)	—	—
Total Natural Gas Distribution	$149	$(136)	$—	$13
Derivative liabilities:
Energy Services
Physical commodity contracts	$32,441	$(3,587)	$—	$28,854
Financial commodity contracts	14,311	(14,311)	—	—
Foreign currency contracts	107	(84)	—	23
Total Energy Services	$46,859	$(17,982)	$—	$28,877
Natural Gas Distribution
Physical commodity contracts	$76	$(65)	$—	$11
Financial commodity contracts	282	(71)	—	211
Total Natural Gas Distribution	$358	$(136)	$—	$222
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

The following table presents the effect of derivative instruments recognized on the Unaudited Condensed Consolidated Statements of Operations for the periods set forth below:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Six Months Ended
		March 31,		March 31,
Derivatives not designated as hedging instruments:		2021	2020	2021	2020
Energy Services:
Physical commodity contracts	Operating revenues	$36,419	$12,096	$41,671	$21,932
Physical commodity contracts	Natural gas purchases	2,650	(1,892)	(2,404)	(3,302)
Financial commodity contracts	Natural gas purchases	(27,315)	23,319	20,440	69,412
Foreign currency contracts	Natural gas purchases	27	(475)	227	(360)
Total unrealized and realized gains		$11,781	$33,048	$59,934	$87,682

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2021	2020	2021	2020
Natural Gas Distribution:
Physical commodity contracts	$1,091	$209	$1,433	$1,049
Financial commodity contracts	645	(11,434)	(3,627)	(12,522)
Interest rate contracts	—	(6,692)	—	(6,692)
Total unrealized and realized losses	$1,736	$(17,917)	$(2,194)	$(18,165)

NJR designates its treasury lock contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to interest expense on the Consolidated Statements of Operations.

The following table reflects the effect of derivative instruments designated as cash flow hedges in OCI:

(Thousands)	Amount of Pre-tax Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from OCI into Income	Amount of Pre-tax Gain (Loss) Reclassified from OCI into Income
	Three Months Ended			Three Months Ended
	March 31,			March 31,
Derivatives in cash flow hedging relationships:	2021	2020		2021	2020
Interest rate contracts	$—	$(12,492)	Interest expense	$(342)	$—
	Six Months Ended			Six Months Ended
	March 31,			March 31,
Derivatives in cash flow hedging relationships:	2021	2020		2021	2020
Interest rate contracts	$—	$(12,492)	Interest expense	$(685)	$—

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NJNG and Energy Services had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
	Transaction Type	March 31, 2021	September 30, 2020
Natural Gas Distribution	Futures	22.1	23.7
	Physical Commodity	16.6	6.0
Energy Services	Futures	(11.6)	(27.5)
	Swaps	(0.8)	(1.8)
	Physical Commodity	1.5	5.0

Not included in the above table are Energy Services' net notional amount of foreign currency transactions of approximately $42,000 as of March 31, 2021 and $5.1 million as of September 30, 2020 and 1,588,000 and 960,000 SRECs that were open as of March 31, 2021 and September 30, 2020, respectively.

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

(Thousands)	Balance Sheet Location	March 31, 2021	September 30, 2020
Natural Gas Distribution	Restricted broker margin accounts	$4,190	$13,525
Energy Services	Restricted broker margin accounts	$41,726	$55,919

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of March 31, 2021. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$128,585
Noninvestment grade	9,471
Internally rated investment grade	23,661
Internally rated noninvestment grade	20,118
Total	$181,835

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. There were no derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required as of March 31, 2021. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities, excluding finance leases, debt issuance costs and solar asset financing obligations, is as follows:

(Thousands)	March 31, 2021	September 30, 2020
Carrying value (1) (2) (3)	$2,102,845	$2,102,845
Fair market value	$2,259,855	$2,417,748
(1)Excludes finance leases of $68.2 million and $74.2 million as of March 31, 2021 and September 30, 2020, respectively.
(2)Excludes NJNG's debt issuance costs of $9.4 million and $9.2 million as of March 31, 2021 and September 30, 2020, respectively.
(3)Excludes NJR's debt issuance costs of $3.3 million and $3.4 million as of March 31, 2021 and September 30, 2020, respectively.

Clean Energy Ventures enters into transactions to sell certain commercial solar assets and lease the assets back for a term specified in the lease. These transactions are considered financing obligations for accounting purposes and are recorded within long-term debt on the Unaudited Condensed Consolidated Balance Sheets. The estimated fair value of solar asset financing obligations as of March 31, 2021 and September 30, 2020 was $155.6 million and $149.2 million, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of March 31, 2021, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2021:
Assets:
Physical commodity contracts	$—	$5,209	$—	$5,209
Financial commodity contracts	13,751	193	—	13,944
Financial commodity contracts - foreign exchange	—	257	—	257
Money market funds	50,368	—	—	50,368
Other	1,818	—	—	1,818
Total assets at fair value	$65,937	$5,659	$—	$71,596
Liabilities:
Physical commodity contracts	$—	$36,506	$—	$36,506
Financial commodity contracts	7,661	—	—	7,661
Financial commodity contracts - foreign exchange	—	29	—	29
Total liabilities at fair value	$7,661	$36,535	$—	$44,196
As of September 30, 2020:
Assets:
Physical commodity contracts	$—	$7,796	$—	$7,796
Financial commodity contracts	18,279	500	—	18,779
Financial commodity contracts - foreign exchange	—	84	—	84
Money market funds	112,291	—	—	112,291
Other	1,840	—	—	1,840
Total assets at fair value	$132,410	$8,380	$—	$140,790
Liabilities:
Physical commodity contracts	$—	$32,517	$—	$32,517
Financial commodity contracts	14,593	—	—	14,593
Financial commodity contracts - foreign exchange	—	107	—	107
Total liabilities at fair value	$14,593	$32,624	$—	$47,217

7. INVESTMENTS IN EQUITY INVESTEES

NJR's investments in equity method investees include the following as of:

(Thousands)	March 31, 2021	September 30, 2020
Steckman Ridge (1)	$111,435	$112,378
PennEast (2)	103,086	95,997
Total	$214,521	$208,375
(1)Includes loans with a total outstanding principal balance of $70.4 million for both March 31, 2021 and September 30, 2020, which accrue interest at a variable rate that resets quarterly and are due October 1, 2023.
(2)Includes a deferred tax component related to AFUDC equity of $7.6 million and $4.6 million for March 31, 2021 and September 30, 2020, respectively.

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

On February 3, 2021, the Supreme Court granted the petition for a writ of certiorari. The matter was argued before the Supreme Court on April 28, 2021.

The Company evaluated its investment in PennEast for an other-than-temporary impairment and determined an impairment charge was not necessary. It is reasonably possible that future unfavorable developments, such as a reduced likelihood of success from development options and legal outcomes, estimated increases in construction costs, increases in the discount rate, or further significant delays, could result in an impairment of the Company's equity method investment. Also, the use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share amounts)	2021	2020	2021	2020
Net income, as reported	$149,809	$73,846	$230,854	$149,598
Basic earnings per share
Weighted average shares of common stock outstanding-basic	96,248	95,584	96,181	93,747
Basic earnings per common share	$1.56	$0.78	$2.40	$1.60
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	96,248	95,584	96,181	93,747
Equity forward sale agreement (1)	—	—	—	4
Other (2)	370	306	417	322
Weighted average shares of common stock outstanding-diluted	96,618	95,890	96,598	94,073
Diluted earnings per common share (3)	$1.55	$0.77	$2.39	$1.59
(1)See Note 14. Common Stock Equity for details regarding the forward sale agreement.
(2)Consist primarily of unvested stock awards and performance shares.
(3)There were anti-dilutive shares of 24,101 and 30,708 excluded from the calculation of diluted earnings per share related to the equity forward sale agreement during the three months ended March 31, 2021 and 2020. There were anti-dilutive shares of 65,334 excluded from the calculation of diluted earnings per share related to the equity forward sale agreement during the six months ended March 31, 2021. There were no anti-dilutive shares excluded during the six months ended March 31, 2020.

9. DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

Credit Facilities

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	March 31, 2021	September 30, 2020	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	December 2023
Notes outstanding at end of period	$8,500	$125,350
Weighted average interest rate at end of period	1.75%	1.49%
Amount available at end of period (2)	$406,206	$289,356
Bank revolving credit facilities (1)	$—	$250,000
Notes outstanding at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Amount available at end of period (2)	$—	$250,000
NJNG
Bank revolving credit facilities (3)	$250,000	$250,000	December 2023
Commercial paper outstanding at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Amount available at end of period (4)	$249,269	$249,269
(1)Committed credit facilities, which require commitment fees of 0.075 percent on the unused amounts.
(2)Letters of credit outstanding total $10.3 million for both March 31, 2021 and September 30, 2020, which reduces amount available by the same amount.
(3)Committed credit facilities, which require commitment fees of 0.075 percent on the unused amounts.
(4)Letters of credit outstanding total $731,000 for both March 31, 2021 and September 30, 2020, which reduces the amount available by the same amount.

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

Long-term Debt

NJNG

NJNG received $4.0 million in December 2019, in connection with the sale leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.2 million for both the six months ended March 31, 2021 and 2020. There were no natural gas meter sale leasebacks recorded during the six months ended March 31, 2021.

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are considered failed sale leasebacks for accounting purposes and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from SREC, TRECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from SRECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. In December 2020, Clean Energy Ventures received proceeds of $12.1 million in connection with the sale leaseback of two commercial solar projects. Clean Energy Ventures did not receive proceeds related to the sale leaseback of commercial solar assets during the six months ended March 31, 2020.

10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	March 31,		March 31,		March 31,		March 31,
(Thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$2,183	$2,055	$4,365	$4,111	$1,211	$1,072	$2,422	$2,427
Interest cost	2,278	2,646	4,556	5,293	1,517	1,509	3,035	3,513
Expected return on plan assets	(4,851)	(5,232)	(10,075)	(10,289)	(1,565)	(1,695)	(3,248)	(3,255)
Recognized actuarial loss	2,861	2,466	5,723	5,212	1,978	930	3,955	3,721
Prior service cost (credit) amortization	26	26	51	51	(45)	(50)	(90)	(99)
Net periodic benefit cost	$2,497	$1,961	$4,620	$4,378	$3,096	$1,766	$6,074	$6,307

The Company does not expect to be required to make additional contributions to fund the pension plans during fiscal 2020 or 2021 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the six months ended March 31, 2021 and 2020.

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

The Company evaluates certain tax benefits that have been recorded in the financial statements for uncertainties. During fiscal 2019 the Company concluded that a portion of tax benefits were uncertain at this time. As a result, the Company recorded a reserve that was included in accrued taxes on the Unaudited Condensed Consolidated Balance Sheets. During fiscal 2021, a tax audit was completed and the positions that the prior tax reserves related to are now considered effectively settled and the tax reserve has been released. As a result of the change in the Company's method of accounting for ITCs from the flow through method to the deferral method, which was effective October 1, 2020, the settlement of the reserve was recorded as an adjustment to nonutility plant and equipment, at cost on the Unaudited Condensed Consolidated Balance Sheets.

The reserve for uncertain tax benefits is as follows:

(Thousands)	March 31, 2021	September 30, 2020
Balance at October 1,	$4,930	$4,930
Settlements	(4,930)	—
Balance at period end	$—	$4,930
The tax benefits related to fiscal tax years open to examination by the IRS may be subject to subsequent adjustments.

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

The CARES Act provides for the delay in the required deposit of the employer portion of the OASDI payroll tax from the date of enactment through the end of 2020. Of the taxes that the Company can defer, 50 percent of the deferred taxes are required to be deposited by the end of 2021 and the remaining 50 percent are required to be deposited by the end of 2022. Additionally, The CARES Act provides a refundable tax credit, the employee retention tax credit, to certain employers who are ordered by a competent governmental authority to suspend or reduce business operations due to concern about the spread of COVID-19 or suffered a significant decline in the business during a calendar quarter during 2020 compared to the same calendar quarter during the previous year. As of March 31, 2021 and September 30, 2020, the Company deferred $5.1 million and $3.1 million, respectively, related to the employer portion of the OASDI tax.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On March 11, 2021, the President of the U.S. signed the American Rescue Plan Act of 2021, which is primarily an economic stimulus package. It also expanded the scope of Section 162(m) of the Internal Revenue Code, which imposes a $1 million deduction limit on compensation paid to covered employees from the top five officers to include the additional top five highest paid employees for tax years beginning after December 31, 2026.

Effective Tax Rate

The forecasted effective tax rates were 19.9 percent and 19.4 percent, for the six months ended March 31, 2021 and 2020, respectively.

To the extent there are discrete tax items that are not included in the forecasted effective tax rate, the actual effective tax rate may differ from the estimated annual effective tax rate. During the six months ended March 31, 2021, discrete items totaled $(145,000) related to excess tax expense associated with the vesting of share-based awards. During the six months ended March 31, 2020, discrete items totaled $2.7 million related to a revaluation of certain state deferred tax assets and liabilities as a result of a change in the New Jersey state apportionment factor and excess tax benefits associated with the vesting of share-based awards. NJR’s actual effective tax rate was 19.7 percent and 18.0 percent during the six months ended March 31, 2021 and 2020, respectively.

Other Tax Items

As of March 31, 2021 and September 30, 2020, the Company has federal income tax net operating losses of approximately $134.0 million. Federal net operating losses can generally be carried back two years and forward 20 years and will begin to expire in fiscal 2036, with the remainder expiring by 2038. The Company expects to exercise its ability to carryback federal net operating losses to offset taxable income in prior periods.

For the net operating losses it expects to carryback, the Company estimated the portion considered refundable and recorded receivables of approximately $22.8 million as of March 31, 2021 and September 30, 2020, as a component of other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets. Upon filing amended federal income tax returns to carryback its remaining federal net operating losses totaling $24.1 million, the Company will reduce its taxable income in those periods and recapture ITCs of the same amount that were previously utilized to offset taxable income.

In addition, as of March 31, 2021 and September 30, 2020, the Company has tax credit carryforwards of approximately $193.2 million and $195.2 million, respectively, which each have a life of 20 years. When the Company carries back the federal net operating losses noted above, it expects to recapture investment tax credits totaling $24.1 million. These recaptured tax credits are in addition to the $193.2 million and will be carried forward to offset future taxable income. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2034.

As of March 31, 2021 and September 30, 2020, the Company has state income tax net operating losses of approximately $442.4 million and $487.7 million, respectively. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred; these state carry-forward periods range from seven to 20 years and would begin to expire in fiscal 2021, with the majority expiring after 2035. The Company expects to utilize this entire carryforward, other than as described below.

As of March 31, 2021 and September 30, 2020, the Company has a valuation allowance of $17.6 million, which is primarily related to the recognition of state net operating loss carryforwards in New Jersey.

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

Certain leases contain escalation provisions for inflation metrics. The storage leases contain a variable payment component that relates to the change in the inflation metrics that are not known past the current payment period. The variable components of these lease payments are excluded from the lease payments that are used to determine the related right-of-use lease asset and liability. The variable portion of these leases are recognized as leasing expenses when they are incurred. The capacity lease payments are fully variable and based on the amount of natural gas stored in the storage caverns.

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

The following table presents the Company's lease costs included in the Unaudited Condensed Consolidated Statements of Operations:

		Three Months Ended		Six Months Ended
		March 31,		March 31,
(Thousands)	Income Statement Location	2021	2020	2021	2020
Operating lease cost (1)	Operation and maintenance	$1,356	1,719	3,445	3,111
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$1,191	$1,299	$2,437	$2,460
Interest on lease liabilities	Interest expense, net of capitalized interest	113	301	334	548
Total finance lease cost		1,304	1,600	2,771	3,008
Short-term lease cost	Operation and maintenance	127	172	254	626
Variable lease cost	Operation and maintenance	549	403	702	1,110
Total lease cost		$3,336	$3,894	$7,172	$7,855
(1)Net of capitalized costs.

The following table presents supplemental cash flow information related to leases:

	Six Months Ended
	March 31,
(Thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$2,932	$2,856
Operating cash flows for finance leases	$791	$704
Financing cash flows for finance leases	$5,690	$4,038

Assets obtained or modified through amendments in exchange for operating lease liabilities totaled $5.7 million and $12.4 million during the three months ended March 31, 2021 and 2020, respectively, and totaled $13.3 million and $34.0 million during the six months ended March 31, 2021 and 2020, respectively. Assets obtained or modified through finance lease liabilities totaled $45.7 million and $49.7 million during the three and six months ended March 31, 2020, respectively. There were no assets obtained or modified through finance lease liabilities during the three and six months ended March 31, 2021.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the balance and classifications of the Company's right of use assets and lease liabilities included in the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	March 31, 2021	September 30, 2020
Assets
Noncurrent
Operating lease assets	Operating lease assets	$144,326	$131,769
Finance lease assets	Utility plant	61,432	71,085
Total lease assets		$205,758	$202,854
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$4,001	$6,724
Finance lease liabilities	Current maturities of long-term debt	5,855	10,416
Noncurrent
Operating lease liabilities	Operating lease liabilities	111,034	95,030
Finance lease liabilities	Long-term debt	62,334	63,743
Total lease liabilities		$183,224	$175,913

For operating lease assets and liabilities, the weighted average remaining lease term was 27.6 years and 25.5 years and the weighted average discount rate used in the valuation over the remaining lease term was 3.3 percent and 3.2 percent as of March 31, 2021 and September 30, 2020, respectively. For finance lease assets and liabilities as of March 31, 2021 and September 30, 2020, the weighted average remaining lease term was 11.9 years and 11.5 years, respectively, and the weighted average discount rate used in the valuation over the remaining lease term is 2.5 percent as of both March 31, 2021 and September 30, 2020.

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through November 2038, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $156.0 million at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of March 31, 2021, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2021	2022	2023	2024	2025	Thereafter
Energy Services:
Natural gas purchases	$98,845	$—	$—	$—	$—	$—
Storage demand fees	18,712	14,248	6,712	3,318	2,742	277
Pipeline demand fees	60,585	49,224	21,689	18,673	16,245	34,074
Sub-total Energy Services	$178,142	$63,472	$28,401	$21,991	$18,987	$34,351
NJNG:
Natural gas purchases	$32,320	$—	$—	$—	$—	$—
Storage demand fees	37,285	28,593	17,090	11,506	2,207	2,495
Pipeline demand fees	118,672	150,719	136,124	158,600	154,297	1,437,814
Sub-total NJNG	$188,277	$179,312	$153,214	$170,106	$156,504	$1,440,309
Total	$366,419	$242,784	$181,615	$192,097	$175,491	$1,474,660

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, and Freehold, New Jersey, collectively, the "former MGP sites", including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for further and continued natural resource damages, may be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites. At the MGP site in Freehold, New Jersey, as the Company has not yet completed the remedial investigation of the site, the total amount of potential costs of all remedial actions cannot be reasonably estimated at this time.

The estimated total future expenditures for all former MGP sites will range from approximately $143.1 million to $181.7 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets of $143.5 million as of March 31, 2021, and $150.6 million as of September 30, 2020, based on the most likely amount. The remediation liability at March 31, 2021, includes adjustments for actual expenditures during fiscal 2021. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

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

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. On September 9, 2020, the BPU approved NJNG's increase in the RAC, which increased the annual recovery from $8.5 million to $9.7 million and is effective October 1, 2020. As of March 31, 2021, $37.5 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

On September 18, 2020, the Company amended its forward sale agreements to extend the maturity date of such forward sales agreements from September 30, 2020 to September 10, 2021. On March 3, 2021, the Company cash settled a portion of the forward sale agreement for a payout of $387,744 for 727,272 common shares. As of March 31, 2021, if the Company elected to net settle the remaining forward sale agreement, the Company would have paid approximately $1.4 million under a cash settlement or would have issued 31,607 common shares under a net share settlement.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information related to the Company's various reporting segments and other operations is detailed below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2021	2020	2021	2020
Operating revenues
Natural Gas Distribution
External customers	$310,167	$297,220	$505,896	$516,843
Clean Energy Ventures
External customers	6,476	5,995	12,846	12,207
Energy Services
External customers (1)	459,766	313,959	687,115	682,263
Intercompany	2,803	(258)	4,931	1,853
Storage and Transportation
External customers	13,257	10,401	25,704	18,806
Intercompany	669	675	1,326	1,342
Subtotal	793,138	627,992	1,237,818	1,233,314
Home Services and Other
External customers	12,521	12,039	24,931	24,531
Intercompany	252	326	419	741
Eliminations	(3,724)	(743)	(6,676)	(3,936)
Total	$802,187	$639,614	$1,256,492	$1,254,650
Depreciation and amortization
Natural Gas Distribution	$19,475	$18,100	$38,644	$34,917
Clean Energy Ventures	4,685	6,603	10,118	12,919
Energy Services (2)	13	27	55	56
Storage and Transportation	2,364	2,397	5,004	4,078
Subtotal	26,537	27,127	53,821	51,970
Home Services and Other	227	250	487	496
Eliminations	84	139	(98)	(313)
Total	$26,848	$27,516	$54,210	$52,153
Interest income (3)
Natural Gas Distribution	$76	$136	$158	$243
Clean Energy Ventures	240	—	240	—
Energy Services	—	52	—	89
Storage and Transportation	851	2,085	1,545	2,782
Subtotal	1,167	2,273	1,943	3,114
Home Services and Other	127	208	259	699
Eliminations	(237)	(760)	(476)	(1,906)
Total	$1,057	$1,721	$1,726	$1,907
(1)Includes sales to Canada for the Energy Services segment, which are immaterial.
(2)The amortization of acquired wholesale energy contracts is excluded above and is included in natural gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.
(3)Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2021	2020	2021	2020
Interest expense, net of capitalized interest
Natural Gas Distribution	$9,006	$7,473	$17,980	$15,305
Clean Energy Ventures	5,266	4,835	10,300	9,327
Energy Services	575	937	1,255	2,163
Storage and Transportation	3,578	5,621	7,560	8,443
Subtotal	18,425	18,866	37,095	35,238
Home Services and Other	1,728	565	2,844	837
Eliminations	—	(228)	—	(802)
Total	$20,153	$19,203	$39,939	$35,273
Income tax provision (benefit)
Natural Gas Distribution	$15,622	$19,702	$23,989	$28,337
Clean Energy Ventures	(2,714)	(4,134)	(5,800)	(7,968)
Energy Services	23,128	(2,449)	35,250	8,303
Storage and Transportation	873	1,105	1,519	1,807
Subtotal	36,909	14,224	54,958	30,479
Home Services and Other	(59)	1,956	59	2,175
Eliminations	2,207	104	1,481	101
Total	$39,057	$16,284	$56,498	$32,755
Equity in earnings of affiliates
Storage and Transportation	$3,386	$3,921	$6,579	$7,585
Eliminations	(582)	(332)	(1,100)	(607)
Total	$2,804	$3,589	$5,479	$6,978
Net financial earnings (loss)
Natural Gas Distribution	$80,541	$86,336	$130,008	$130,192
Clean Energy Ventures	(8,872)	(8,829)	(19,146)	(17,008)
Energy Services	96,528	2,487	98,028	(2,635)
Storage and Transportation	4,711	4,258	8,219	7,262
Subtotal	172,908	84,252	217,109	117,811
Home Services and Other	747	148	685	1,257
Eliminations	(3,051)	(109)	(2,533)	154
Total	$170,604	$84,291	$215,261	$119,222
Capital expenditures
Natural Gas Distribution	$97,239	$72,042	$176,485	$149,839
Clean Energy Ventures	18,549	24,087	40,884	69,786
Storage and Transportation	20,094	5,148	27,707	7,709
Subtotal	135,882	101,277	245,076	227,334
Home Services and Other	125	(111)	811	15
Total	$136,007	$101,166	$245,887	$227,349
Investments in equity investees
Storage and Transportation	$196	$757	$482	$1,266
Total	$196	$757	$482	$1,266

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2021	2020	2021	2020
Net financial earnings	$170,604	$84,291	$215,261	$119,222
Less:
Unrealized gain on derivative instruments and related transactions	29,255	(3,773)	(8,235)	(45,539)
Tax effect	(6,954)	897	1,958	10,828
Effects of economic hedging related to natural gas inventory	(7,209)	14,622	(14,741)	5,735
Tax effect	1,713	(3,475)	3,503	(1,363)
NFE tax adjustment	3,990	2,174	1,922	(37)
Net income	$149,809	$73,846	$230,854	$149,598

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

The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	March 31, 2021	September 30, 2020
Assets at end of period:
Natural Gas Distribution	$3,593,630	$3,531,477
Clean Energy Ventures	848,290	814,277
Energy Services	224,069	244,836
Storage and Transportation	874,976	844,799
Subtotal	5,540,965	5,435,389
Home Services and Other	136,531	138,375
Intercompany assets (1)	(252,362)	(257,287)
Total	$5,425,134	$5,316,477
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

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of March 31, 2021, Energy Services has entered into transactions with Steckman Ridge for varying terms, all of which expire by October 31, 2021.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2021	2020	2021	2020
Natural Gas Distribution	$1,505	$1,477	$3,073	$2,971
Energy Services	226	29	391	59
Total	$1,731	$1,506	$3,464	$3,030

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	March 31, 2021	September 30, 2020
Natural Gas Distribution	$775	$775
Energy Services	78	16
Total	$853	$791

NJNG and Energy Services have entered into various asset management agreements, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. As of March 31, 2021, NJNG and Energy Services had three asset management agreements with expiration dates ranging from October 31, 2021 through March 31, 2022.

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

Energy Services has a 5-year agreement for 3 Bcf of firm storage capacity with Leaf River, which is eliminated in consolidation and expires in March 2024. On February 19, 2021, Energy Services entered into a park and loan agreement with Leaf River for 330,000 Dths, which expired on April 30, 2021 and is eliminated in consolidation.

NJNG and Clean Energy Ventures entered into a sublease agreement and PPA agreement related to an onsite solar array and the related energy output at the Company’s headquarters in Wall, New Jersey.
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

Impacts of the COVID-19 Pandemic

We closely monitor developments related to the COVID-19 pandemic and have taken steps intended to limit potential exposure for our employees and those we serve. We have also taken proactive steps to ensure business continuity in the safe operation of our business. Both NJR and NJNG continue to have sufficient liquidity to meet their current obligations and business operations remain fundamentally unchanged at this time. This remains an evolving situation, and we cannot predict the extent or duration of the outbreak, the effects of the pandemic on the global, national or local economy, or its effects on our financial condition, results of operations and cash flows. We cannot predict the nature and extent of impacts to future operations. We will continue to monitor developments affecting our employees, customers, and operations and take additional steps to address the COVID-19 pandemic and its impacts, as necessary.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Net income (loss) by reporting segment and operations are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2021		2020		2021		2020
Net income (loss)
Natural Gas Distribution	$80,541	54%	$86,336	117%	$130,008	56%	$130,192	87%
Clean Energy Ventures	(8,872)	(6)	(8,829)	(12)	(19,146)	(8)	(17,008)	(11)
Energy Services	75,662	51	(8,435)	(11)	114,534	49	27,590	18
Storage and Transportation	4,711	3	4,258	6	8,219	4	7,262	5
Home Services and Other	747	—	148	—	685	—	1,257	1
Eliminations (1)	(2,980)	(2)	368	—	(3,446)	(1)	305	—
Total	$149,809	100%	$73,846	100%	$230,854	100%	$149,598	100%
(1)    Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in net income during the three and six months ended March 31, 2021, compared with the three and six months ended March 31, 2020, was driven primarily by increased earnings at Energy Services due to strong market demand related to the extreme cold weather during February 2021. The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

Assets by reporting segment and operations are as follows:

(Thousands)	March 31, 2021		September 30, 2020
Assets
Natural Gas Distribution	$3,593,630	66%	$3,531,477	66%
Clean Energy Ventures	848,290	16	814,277	15
Energy Services	224,069	4	244,836	5
Storage and Transportation	874,976	16	844,799	16
Home Services and Other	136,531	3	138,375	3
Intercompany assets (1)	(252,362)	(5)	(257,287)	(5)
Total	$5,425,134	100%	$5,316,477	100%
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets was due primarily to additional utility plant and an increase in solar asset investments at Clean Energy Ventures, along with an increase in accounts receivable and at our Natural Gas Distribution and Energy Services segments.

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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2021	2020	2021	2020
Net income	$149,809	$73,846	$230,854	$149,598
Add:
Unrealized gain on derivative instruments and related transactions	29,255	(3,773)	(8,235)	(45,539)
Tax effect	(6,954)	897	1,958	10,828
Effects of economic hedging related to natural gas inventory (1)	(7,209)	14,622	(14,741)	5,735
Tax effect	1,713	(3,475)	3,503	(1,363)
NFE tax adjustment	3,990	2,174	1,922	(37)
Net financial earnings	$170,604	$84,291	$215,261	$119,222
Basic earnings per share	$1.56	$0.78	$2.40	$1.60
Add:
Unrealized gain on derivative instruments and related transactions	0.30	(0.04)	(0.09)	(0.49)
Tax effect	(0.08)	0.01	0.02	0.11
Effects of economic hedging related to natural gas inventory (1)	(0.07)	0.15	(0.15)	0.06
Tax effect	0.02	(0.04)	0.04	(0.01)
NFE tax adjustment	0.04	0.02	0.02	—
Basic NFE per share	$1.77	$0.88	$2.24	$1.27
(1)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reporting segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2021		2020		2021		2020
Net financial earnings (loss)
Natural Gas Distribution	$80,541	47%	$86,336	102%	$130,008	60%	$130,192	109%
Clean Energy Ventures	(8,872)	(5)	(8,829)	(10)	(19,146)	(9)	(17,008)	(14)
Energy Services	96,528	57	2,487	3	98,028	46	(2,635)	(2)
Storage and Transportation	4,711	3	4,258	5	8,219	4	7,262	6
Home Services and Other	747	—	148	—	685	—	1,257	1
Eliminations (1)	(3,051)	(2)	(109)	—	(2,533)	(1)	154	—
Total	$170,604	100%	$84,291	100%	$215,261	100%	$119,222	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in NFE during the three and six months ended March 31, 2021, compared with the three and six months ended March 31, 2020, was due primarily to increased earnings at Energy Services as previously discussed.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service throughout Burlington, Middlesex, Monmouth, Morris and Ocean counties in New Jersey to approximately 561,500 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, including those risks associated with COVID-19 and may include but is not limited to impacts to customer growth and customer usage, customer collections, the timing and costs of capital expenditures and construction of infrastructure projects, operating and financing costs, fluctuations in commodity prices and customer

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
conservation efforts. In addition, NJNG may be subject to adverse economic conditions, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

Infrastructure projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated pipeline integrity management and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals, for the six months ended March 31, 2021, and estimates of expected investments for fiscal 2021 and 2022:

2021E
2022E
2021A
$ (Millions)
$160
$140
$120
$100
$80
$60
$40
$20
$0
$3.0
$—
$1.7
$22.4
$15.5
$—
$53.3
$57.4
$23.7
$93.4
$145.9
$46.6
$6.4
$10.8
$0.6
$17.0
$59.0
$0.6
$134.0
$92.0
$36.4
$105.0
$63.3
$—
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

The BPU approved the 5-year SAFE II program and the associated rate mechanism to replace the remaining unprotected steel mains and services from NJNG’s natural gas distribution system at an estimated cost of approximately $200 million, excluding AFUDC. With the approval of SAFE II, $157.5 million was approved for accelerated cost recovery methodology. The remaining $42.5 million in capital expenditures must be requested for recovery in base rate cases, of which $23.4 million was approved in NJNG’s 2019 base rate case.

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

On March 31, 2021, NJNG filed a petition with the BPU requesting the final base rate increase of approximately $311,000 for the recovery associated with NJ RISE and SAFE II capital investments cost of approximately $3.4 million made through June 30, 2021. This filing will be updated for actual information through June 30, 2021. Changes to base rates are anticipated to be effective October 1, 2021.

Southern Reliability Link

The SRL is an approximately 30-mile, 30-inch transmission main designed to support improved system reliability and integrity in the southern portion of NJNG’s service territory. Construction began on the project in December 2018 and is estimated to cost between $290 million and $310 million upon completion. On March 30, 2021, NJNG filed a base rate case with the BPU requesting rate recovery for SRL and other infrastructure investments. SRL is expected to be placed in service during fiscal 2021.

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

NJNG's total customers include the following:

	March 31, 2021	March 31, 2020
Firm customers
Residential	498,583	491,419
Commercial, industrial & other	31,313	30,545
Residential transport	22,574	22,783
Commercial transport	8,971	9,230
Total firm customers	561,441	553,977
Other	45	59
Total customers	561,486	554,036

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
During the six months ended March 31, 2021 and 2020, respectively, NJNG added 3,694 and 4,339 new customers. NJNG expects these new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $2.7 million to utility gross margin during the fiscal year.

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

Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives designed to encourage the installation of high-efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two- to 10-year period through a tariff rider mechanism. On March 3, 2021, the BPU approved a three-year SAVEGREEN program consisting of approximately $126.1 million of direct investment, $109.4 million in financing options, and approximately $23.4 million in operation and maintenance expenses, to be effective July 1, 2021.

On May 29, 2020, NJNG filed a petition with the BPU to minimally decrease its EE recovery rate. Throughout the course of the proceeding, NJNG updated the filing with additional actual information. Based on the updated information, the BPU approved NJNG to maintain its existing rate, which will result in an annual recovery of approximately $11.4 million, effective November 1, 2020.

The following table summarizes, loans, grants, rebates and related investments as of:

(Thousands)	March 31, 2021	September 30, 2020
Loans	$126,400	$119,400
Grants, rebates and related investments	82,900	80,500
Total	$209,300	$199,900

Program recoveries from customers during the six months ended March 31, 2021 and 2020, were $5.3 million and $4.5 million, respectively. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.75 percent to 10.3 percent.

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

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2021	2020	2021	2020
Weather (1)	$6,335	$25,363	$12,790	$23,144
Usage	(3,839)	(2,321)	(3,245)	(1,278)
Total	$2,496	$23,042	$9,545	$21,866
(1)Compared with the 20-year average, weather was 4.1 percent warmer-than-normal and 19.8 percent warmer-than-normal during the three months ended March 31, 2021 and 2020, respectively and 6.4 percent warmer-than-normal and 11.2 percent warmer-than-normal during the.six months ended March 31, 2021 and 2020, respectively.

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

On November 20, 2020, NJNG notified the BPU of its intent to provide BGSS bill credits to residential and small commercial sales customers effective December 1, 2020 to December 31, 2020. On December 22, 2020, NJNG notified the BPU of the extension of the BGSS bill credits through January 31, 2021. The actual bill credits given to customers totaled $20.6 million, $19.3 million net of tax.

On March 3, 2021, the BPU approved, on a final basis, NJNG’s annual petition to modify its BGSS, balancing charge and CIP rates for residential and small commercial customers. The rate changes resulted in a $20.4 million decrease to the annual revenues credited to BGSS, a $3.8 million annual decrease related to its balancing charge, as well as changes to CIP rates, which resulted in a $16.5 million annual recovery increase, effective October 1, 2020. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers and balancing charge revenues are credited to BGSS.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Utility gross margin from incentive programs was $2.1 million and $1.6 million during the three months ended March 31, 2021 and 2020, respectively, and $6.7 million and $4.3 million during the six months ended March 31, 2021 and 2020, respectively.

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
(1) Data source from S&P Global Platts.

The maximum price per MMBtu was $14.57 and $5.59 and the minimum price was $0.28 and $0.68 for the six months ended March 31, 2021 and 2020, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On March 16, 2020, the BPU approved on a final basis NJNG's annual SBC application including recovery of remediation expenses, an increase in the RAC of approximately $1.2 million annually and an annual decrease to the NJCEP factor of $600,000, which was effective April 1, 2020.

On April 7, 2021, the BPU approved on a final basis NJNG's annual SBC application to recover remediation expenses, including an increase in the RAC, of approximately $1.3 million annually and an increase to the NJCEP factor, of approximately $6.0 million, which was effective April 1, 2021.

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $143.5 million as of March 31, 2021, a decrease of $7.1 million compared with the prior fiscal period.

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

Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2021	2020	2021	2020
Operating revenues	$310,167	$297,220	$505,896	$516,843
Operating expenses
Natural gas purchases (1)	118,452	114,256	177,761	210,078
Operation and maintenance	52,951	39,815	96,589	76,000
Regulatory rider expense	18,413	15,330	29,114	27,072
Depreciation and amortization	19,475	18,100	38,644	34,917
Total operating expenses	209,291	187,501	342,108	348,067
Operating income	100,876	109,719	163,788	168,776
Other income, net	4,293	3,792	8,189	5,058
Interest expense, net of capitalized interest	9,006	7,473	17,980	15,305
Income tax provision	15,622	19,702	23,989	28,337
Net income	$80,541	$86,336	$130,008	$130,192
(1)Includes related party transactions of approximately $5.2 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively, and $8.4 million and $6.7 million for the six months ended March 31, 2021 and 2020, respectively, the majority of which is eliminated in consolidation.

Operating Revenues and Natural Gas Purchases

During the three months ended March 31, 2021, compared with the three months ended March 31, 2020, operating revenues increased by 4.4 percent and natural gas purchases increased 3.7 percent. During the six months ended March 31, 2021, compared with the six months ended March 31, 2020, operating revenues decreased by 2.1 percent and natural gas purchases decreased 15.4 percent.

The factors contributing to the increases and decreases in operating revenues and natural gas purchases are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021 v. 2020		2021 v. 2020
(Thousands)	Operating revenues	Natural gas purchases	Operating revenues	Natural gas purchases
Firm sales	$39,422	$17,970	$31,218	$12,144
BGSS incentives	5,193	4,666	(5,682)	(8,058)
SAFE II/NJ RISE	2,681	—	5,012	—
Base rate impact	(117)	—	5,076	—
CIP adjustments	(20,546)	—	(12,321)	—
Average BGSS rates	(6,551)	(6,551)	(14,891)	(14,891)
Bill credits	(11,071)	(11,071)	(20,590)	(20,590)
Other (1)	3,936	(818)	1,231	(922)
Total increase (decrease)	$12,947	$4,196	$(10,947)	$(32,317)
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

Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure to NJNG's utility gross margin, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2021	2020	2021	2020
Operating revenues	$310,167	$297,220	$505,896	$516,843
Less:
Natural gas purchases	118,452	114,256	177,761	210,078
Regulatory rider expense	18,413	15,330	29,114	27,072
Utility gross margin	$173,302	$167,634	$299,021	$279,693

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

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2021		2020		2021		2020
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$124,468	22.7	$120,541	18.9	$210,443	36.3	$197,623	33.5
Commercial, industrial and other	23,050	4.3	22,884	3.6	40,090	6.7	38,071	6.4
Firm transportation	22,878	5.7	21,469	5.1	40,166	9.6	37,128	9.4
Total utility firm gross margin/throughput	170,396	32.7	164,894	27.6	290,699	52.6	272,822	49.3
BGSS incentive programs	2,114	23.6	1,587	28.2	6,692	49.5	4,316	56.1
Interruptible/off-tariff agreements	792	0.8	1,153	4.7	1,630	5.3	2,555	13.7
Total utility gross margin/throughput	$173,302	57.1	$167,634	60.5	$299,021	107.4	$279,693	119.1

Utility Firm Gross Margin

Utility firm gross margin increased $5.5 million during the three months ended March 31, 2021, compared with the three months ended March 31, 2020, due primarily to increased returns on infrastructure programs related to SAFE II and NJ RISE. Utility firm gross margin increased $17.9 million during the six months ended March 31, 2021, compared with the six months ended March 31, 2020, due primarily to the increase in base rates, along with increased returns on infrastructure programs as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
BGSS Incentive Programs

The factors contributing to the change in utility gross margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2021 v. 2020	2021 v. 2020
Off-system sales	$903	$767
Storage	(327)	1,749
Capacity release	(49)	(140)
Total increase	$527	$2,376

The increase in BGSS incentive programs during the three and six months ended March 31, 2021, compared with the three and six months ended March 31, 2020, was due primarily to increased margins from off-system sales along with improved and earlier opportunities for storage incentive compared with the prior year.

Operation and Maintenance Expense

O&M expense increased $13.1 million during the three months ended March 31, 2021, compared with the three months ended March 31, 2020, due primarily to increased compensation and information technologies expenses. O&M expense increased $20.6 million during the six months ended March 31, 2021, compared with the six months ended March 31, 2020, due primarily to increased compensation, information technology and bad debt expenses.

Depreciation Expense

Depreciation expense increased $1.4 million and $3.7 million during the three and six months ended March 31, 2021, compared with the three and six months ended March 31, 2020, as a result of additional utility plant being placed into service.

Interest Expense

Interest expense increased $1.5 million and $2.7 million during the three and six months ended March 31, 2021, compared with the three and six months ended March 31, 2020, due primarily to increased outstanding long-term debt.

Other Income

Other income increased $501,000 and $3.1 million during the three and six months ended March 31, 2021, compared with the three and six months ended March 31, 2020, due primarily to increased AFUDC earned on infrastructure projects.

Income Tax Provision

Income tax provision decreased $4.1 million and $4.3 million during the three and six months ended March 31, 2021, compared with the three and six months ended March 31, 2020, due to lower operating income.

Net Income

Net income decreased $5.8 million during the three months ended March 31, 2021, compared with the three months ended March 31, 2020, due primarily to increased O&M, depreciation and interest expenses, as previously discussed. Net income remained relatively flat during the six months ended March 31, 2021, compared with the six months ended March 31, 2020.

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

Solar

Solar projects placed in service and related expenditures are as follows:

	Three Months Ended
	March 31,
($ in Thousands)	2021			2020
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected	1	2.7	$5,492	2	20.0	$40,385
Net-metered:
Residential	80	0.8	2,230	157	1.7	5,075
Total placed in service	81	3.5	$7,722	159	21.7	$45,460

	Six Months Ended
	March 31,
($ in Thousands)	2021			2020
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected	2	5.6	$9,175	3	22.9	$52,092
Net-metered:
Residential	126	1.3	3,829	281	3.0	9,085
Total placed in service	128	6.9	$13,004	284	25.9	$61,177
(1)Includes an operational 2.9 MW commercial solar project acquired in December 2020.

Since inception, Clean Energy Ventures has constructed a total of 364.3 MW of solar capacity. Projects that were placed in service through December 31, 2019, qualified for a 30-percent federal ITC. The credit declined to 26 percent for property under construction during 2020 and was originally scheduled to decline to 22 percent for property under construction during 2021 and 10 percent for any property that is under construction after 2021. On December 27, 2020, the 26 percent federal ITC was extended through the end of 2022. The credit declines to 22 percent after 2022 and to 10 percent after 2023.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Clean Energy Ventures may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. The Company will continue to operate the solar assets and are responsible for related expenses and entitled to retain the revenue generated from SRECs, TRECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first 5 years of in service life, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. In December 2020, Clean Energy Ventures received proceeds of $12.1 million in connection with the sale leaseback of commercial solar assets. Clean Energy Ventures did not enter into any sale leaseback transactions for its commercial solar assets during the six months ended March 31, 2020.

As part of its solar investment portfolio, Clean Energy Ventures operates a residential and small commercial solar program, The Sunlight Advantage®, that provides qualifying homeowners and small business owners the opportunity to have a solar system installed at their home or place of business with no installation or maintenance expenses. Clean Energy Ventures owns, operates and maintains the system over the life of the contract in exchange for monthly payments.

For solar installations placed in-service in New Jersey prior to April 30, 2020, each MWh of electricity produced creates an SREC that represents the renewable energy attribute of the solar-electricity generated that can be sold to third parties, predominantly load-serving entities that are required to comply with the solar requirements under New Jersey's renewable portfolio standard.

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

SREC and TREC activity consisted of the following:	Six Months Ended
	March 31,
	2021		2020
	SRECs	TRECs	SRECs
Inventory balance as of October 1,	35,011	9,270	53,395
RECs generated	141,071	10,310	138,700
RECs delivered	(9,495)	(5,294)	(19,693)
Inventory balance as of December 31,	166,587	14,286	172,402

The average SREC sales price was $218 and $189 during the six months ended March 31, 2021 and 2020, respectively and the average TREC price was $147 during the six months ended March 31, 2021.

Clean Energy Ventures hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2021	98%
2022	97%
2023	97%
2024	93%
2025	36%
2026	10%
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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Clean Energy Ventures’ financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2021	2020	2021	2020
Operating revenues	$6,476	$5,995	$12,846	$12,207
Operating expenses
Operation and maintenance	8,260	7,479	17,461	14,813
Depreciation and amortization	4,685	6,603	10,118	12,919
Total operating expenses	12,945	14,082	27,579	27,732
Operating loss	(6,469)	(8,087)	(14,733)	(15,525)
Other income (expense), net	149	(41)	87	(124)
Interest expense, net	5,266	4,835	10,300	9,327
Income tax benefit	(2,714)	(4,134)	(5,800)	(7,968)
Net loss	$(8,872)	$(8,829)	$(19,146)	$(17,008)

Operating Revenues

Operating revenues increased $481,000 and $639,000 during the three and six months ended March 31, 2021, compared with the three and six months ended March 31, 2020, due primarily to the recognition of TREC revenue, which was not present during the same period in the prior year.

Operation and Maintenance Expense

O&M expense increased $781,000 and $2.6 million during the three and six months ended March 31, 2021, compared with the three and six months ended March 31, 2020, due primarily to increased project maintenance, lease and information technology expenses.

Depreciation Expense

Depreciation expense decreased $1.9 million and $2.8 million during the three and six months ended March 31, 2021, compared with the three and six months ended March 31, 2020, primarily due to the change in estimated useful lives of our commercial solar assets, effective July 1, 2020.

Income Tax Benefit

Income tax benefit decreased $1.4 million and $2.2 million during the three and six months ended March 31, 2021, compared with the three and six months ended March 31, 2020, due primarily to a decreased state tax rate.

Net Income

Net income remained relatively flat during the three months ended March 31, 2021, compared with the three months ended March 31, 2020. Net income decreased $2.1 million during the six months ended March 31, 2021, compared with the six months ended March 31, 2020, due primarily to the increased O&M, partially offset by decreased depreciation expense, as previously discussed.

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

Operating Results

Energy Services’ financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2021	2020	2021	2020
Operating revenues (1)	$462,569	$313,701	$692,046	$684,116
Operating expenses
Natural gas purchases (including demand charges (2)(3))	330,280	318,912	504,117	636,636
Operation and maintenance	32,998	4,822	37,014	9,560
Depreciation and amortization	13	27	55	56
Total operating expenses	363,291	323,761	541,186	646,252
Operating income (loss)	99,278	(10,060)	150,860	37,864
Other income, net	87	113	179	192
Interest expense, net	575	937	1,255	2,163
Income tax provision (benefit)	23,128	(2,449)	35,250	8,303
Net income (loss)	$75,662	$(8,435)	$114,534	$27,590
(1)Includes related party transactions of approximately $2.8 million and $259,000 for the three months ended March 31, 2021 and 2020, respectively, and $4.9 million and $1.9 million for the six months ended March 31, 2021 and 2020, respectively, which are eliminated in consolidation.
(2)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to ten years.
(3)Includes related party transactions of approximately $226,000 and $46,000 for the three months ended March 31, 2021 and 2020, respectively, and $391,000 and $92,000 for the six months ended March 31, 2021 and 2020, respectively, a portion of which is eliminated in consolidation.

Energy Services' portfolio of financial derivative instruments are composed of:

	Six Months Ended
	March 31,
(in Bcf)	2021	2020
Net short futures contracts	12.4	29.9

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Revenues and Natural Gas Purchases

Operating revenues increased $148.9 million and natural gas purchases increased $11.4 million during the three months ended March 31, 2021, compared with the three months ended March 31, 2020. Operating revenues increased $7.9 million and natural gas purchases decreased $132.5 million during the six months ended March 31, 2021, compared with the six months ended March 31, 2020. The increases during the three and six months were due primarily to increased natural gas price volatility related to the extreme weather in the mid-continent and southern regions of the U.S. during February 2021 compared to the prior period. The decrease in gas purchases during the six months ended March 31, 2021, compared with the six months ended March 31, 2020, was due primarily to the timing of injections and withdrawals for natural gas in storage.

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

Operation and Maintenance Expense

O&M expense increased $28.2 million and $27.5 million during the three and six months ended March 31, 2021, compared with the three and six months ended March 31, 2020, due primarily to increased compensation costs, charitable contributions and bad debt expense.

Income Tax Provision

Income tax provision increased $25.6 million and $26.9 million during the three and six months ended March 31, 2021, compared with the three and six months ended March 31, 2020, due primarily to increased operating income related to increased natural gas price volatility during February 2021 as discussed above.

Net Income

Net income increased $84.1 million and $86.9 million during the three and six months ended March 31, 2021, compared with the three and six months ended March 31, 2020, respectively, due primarily to increased operating income, partially offset by higher O&M expenses, as previously discussed.
Non-GAAP Financial Measures

Management uses financial margin and NFE, non-GAAP financial measures, when evaluating the operating results of Energy Services. Financial margin and NFE are based on removing timing differences associated with certain derivative instruments. GAAP also requires us, during the interim periods, to estimate our annual effective tax rate and use this rate to calculate the year-to-date tax provision. We also determine an annual estimated effective tax rate for NFE purposes and calculate a quarterly tax adjustment based on the differences between our forecasted net income and our forecasted NFE for the fiscal year. This adjustment is applied to Energy Services, as the adjustment primarily relates to timing differences associated with certain derivative instruments which impacts the estimate of the annual effective tax rate for NFE. No adjustment is needed during the fourth quarter, since the actual effective tax rate is calculated at year end. Accordingly, for NFE purposes, the annual estimated effective tax rate is 18.8 percent for fiscal 2021 and 18.2 percent for fiscal 2020.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Financial Margin

The following table is a computation of Energy Services' financial margin:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2021	2020	2021	2020
Operating revenues (1)	$462,569	$313,701	$692,046	$684,116
Less: Natural gas purchases	330,280	318,912	504,117	636,636
Add:
Unrealized loss (gain) on derivative instruments and related transactions	29,348	(3,146)	(9,433)	(45,340)
Effects of economic hedging related to natural gas inventory (2)	(7,209)	14,622	(14,741)	5,735
Financial margin	$154,428	$6,265	$163,755	$7,875
(1)Includes unrealized (gains) losses related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $(91,000) and $(626,000) for the three months ended March 31, 2021 and 2020, respectively, $1.2 million and $(199,000) for the six months ended March 31, 2021 and 2020, respectively.
(2)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

A reconciliation of operating income, the closest GAAP financial measure, to Energy Services' financial margin is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2021	2020	2021	2020
Operating income (loss)	$99,278	$(10,060)	$150,860	$37,864
Add:
Operation and maintenance	32,998	4,822	37,014	9,560
Depreciation and amortization	13	27	55	56
Subtotal	132,289	(5,211)	187,929	47,480
Add:
Unrealized loss (gain) on derivative instruments and related transactions	29,348	(3,146)	(9,433)	(45,340)
Effects of economic hedging related to natural gas inventory	(7,209)	14,622	(14,741)	5,735
Financial margin	$154,428	$6,265	$163,755	$7,875

Financial margin increased $148.2 million and $155.9 million during the three and six months ended March 31, 2021, compared with the three and six months ended March 31, 2020, due primarily to natural gas price volatility during February 2021, as previously discussed compared to the prior period.

Net Financial Earnings

A reconciliation of Energy Services' net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2021	2020	2021	2020
Net income (loss)	$75,662	$(8,435)	$114,534	$27,590
Add:
Unrealized loss (gain) on derivative instruments and related transactions	29,348	(3,146)	(9,433)	(45,340)
Tax effect (1)	(6,976)	747	2,243	10,780
Effects of economic hedging related to natural gas inventory	(7,209)	14,622	(14,741)	5,735
Tax effect	1,713	(3,475)	3,503	(1,363)
Net income to NFE tax adjustment	3,990	2,174	1,922	(37)
Net financial earnings (loss)	$96,528	$2,487	$98,028	$(2,635)
(1)Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $23,000 and $150,000 for the three months ended and 2020, respectively, and $(284,000) and $48,000 for the six months ended March 31, 2021 and 2020, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NFE increased $94.0 million and $100.7 million during the three and six months ended March 31, 2021, compared with the three and six months ended March 31, 2020, due primarily to higher financial margin, as previously discussed.

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
Storage and Transportation Segment

Overview

Our Storage and Transportation segment invests in natural gas assets, such as natural gas transportation and storage facilities. We believe that acquiring, owning and developing these storage and transportation assets, which operate under a tariff structure that has either regulated or market-based rates, can provide us a growth opportunity. Our Storage and Transportation segment is subject to various risks, including the construction, development and operation of our transportation and storage assets, obtaining necessary governmental, environmental and regulatory approvals, our ability to obtain necessary property rights and our ability to obtain financing at reasonable costs for the constructions and maintenance of our assets. In addition, our storage and transportation assets may be subject to risk associated with the COVID-19 pandemic, such as disruption to the supply chain and availability of critical equipment and supplies, disruptions to the availability of our specialized workforce and contractors and changes to demand for natural gas, transportation and other downstream activities.

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

The State of New Jersey filed a brief with the Supreme Court on December 23, 2020, in response to the brief of the Solicitor General.

On February 3, 2021, the Supreme Court granted the petition for a writ of certiorari. The matter was argued before the Supreme Court on April 28, 2021.

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

The fair value of our investment in Steckman Ridge was determined using a discounted cash flow method and utilized management’s best estimates and assumptions related to expected future results, including the price and capacity of firm natural gas storage contracting, operations and maintenance costs, the nature and timing of major maintenance and capital investment, and discount rates. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and other factors. As a result, it is reasonably possible that future unfavorable developments, such as the failure to execute storage contracts and other services for available capacity at anticipated price levels could result in an other-than temporary impairment charge in the Unaudited Condensed Consolidated Financial Statements.

As of March 31, 2021, our investments in Steckman Ridge and PennEast were $111.4 million and $103.1 million, respectively.

Operating Results

The financial results of our Storage and Transportation segment are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2021	2020	2021	2020
Operating revenues (1)	$13,926	$11,076	$27,030	$20,148
Operating expenses
Natural gas purchases	238	193	471	539
Operation and maintenance	7,139	6,094	13,681	10,972
Depreciation and amortization	2,364	2,397	5,004	4,078
Total operating expenses	9,741	8,684	19,156	15,589
Operating income	4,185	2,392	7,874	4,559
Other income, net	1,591	4,671	2,845	5,368
Interest expense, net	3,578	5,621	7,560	8,443
Income tax provision	873	1,105	1,519	1,807
Equity in earnings of affiliates	3,386	3,921	6,579	7,585
Net income	$4,711	$4,258	$8,219	$7,262
(1)Includes related party transactions of approximately $669,000 and $675,000 for the three months ended March 31, 2021 and 2020, respectively, and $1.3 million for both the six months ended March 31, 2021 and 2020, which are eliminated in consolidation.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Revenues

Operating revenues increased $2.9 million and $6.9 million during the three and six months ended March 31, 2021, compared with the three and six months ended March 31, 2020, due to increased operating revenues at Leaf River and Adelphia Gateway.

Equity in earnings of affiliates decreased $535,000 and $1.0 million during the three and six months ended March 31, 2021, compared with the three and six months ended March 31, 2020, due primarily to decreases in storage revenue at Steckman Ridge.

Operation and Maintenance Expense

O&M increased $1.0 million and $2.7 million during the three and six months ended March 31, 2021, compared with the three and six months ended March 31, 2020, due primarily to operations of Adelphia Gateway and increases at Leaf River.

Depreciation Expense

Depreciation expense remained relatively flat during the three months ended March 31, 2021, compared with the three months ended March 31, 2020. Depreciation expense increased $926,000 during the six months ended March 31, 2021, compared with the six months ended March 31, 2020, due primarily to operations of Adelphia Gateway during the six months ended March 31, 2021, that were not present in the first quarter of fiscal 2020.

Interest Expense

Interest expense decreased $2.0 million and $883,000 during the three and six months ended March 31, 2021, compared with the three and six months ended March 31, 2020, due primarily to higher interest expense related to the acquisition of Leaf River and Adelphia during fiscal 2020.

Net Income

Net income increased $453,000 and $957,000 during the three and six months ended March 31, 2021, compared with the three and six months ended March 31, 2020, due primarily to increased operating revenue, partially offset by increased O&M and depreciation expense, as previously discussed.

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

Operating Results

The condensed financial results of Home Services and Other are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2021	2020	2021	2020
Operating revenues	$12,773	$12,365	$25,350	$25,272
Operation and maintenance	$9,254	$8,926	$19,575	$19,459
Interest expense, net	$1,728	$565	$2,844	$837
Income tax (benefit) provision	$(59)	$1,956	$59	$2,175
Net income	$747	$148	$685	$1,257

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Revenues

Operating revenues increased $408,000 during the three months ended March 31, 2021, compared with the three months ended March 31, 2020, due primarily to increased service contract and installation revenue at NJRHS. Operating revenues remained relatively flat during the six months ended March 31, 2021, compared with the six months ended March 31, 2020.

Net Income

Net income increased $599,000 during the three months ended March 31, 2021, compared with the three months ended March 31, 2020, due primarily to increased operating revenues as previously discussed along with decreased income tax expense, partially offset by higher interest expense. Net income decreased $572,000 during the six months ended March 31, 2021, compared with the six months ended March 31, 2020, due primarily to increased shared corporate costs and information technology expense.
Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

Our consolidated capital structure was as follows:

	March 31, 2021	September 30, 2020
Common stock equity	44%	43%
Long-term debt	55	53
Short-term debt	1	4
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $3.6 million of equity through the DRP by issuing 23,000 shares of common stock during the three months ended March 31, 2021 and raised $5.2 million during the three months ended March 31, 2020 by issuing 143,000 shares of treasury stock. NJR raised approximately $7.5 million of equity through the DRP by issuing 23,000 shares of common stock and approximately 140,000 shares of treasury stock during the six months ended March 31, 2021, and raised $8.8 million during the six months ended March 31, 2020, by issuing approximately 223,000 shares of treasury stock. There were no shares of common stock issued through the waiver discount feature of the DRP during the three and six months ended March 31, 2021 and 2020.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
On September 18, 2020, we amended our forward sale agreements to extend the maturity date of such forward sales agreements from September 30, 2020 to September 10, 2021. On March 3, 2021, we cash settled a portion of the forward sale agreement for a payout of approximately $388,000 for 727,272 common shares. As of March 31, 2021, if we had elected to net settle the remaining forward sale agreement, we would have paid approximately $1.4 million under a cash settlement or issued 31,607 common shares under a net share settlement.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of March 31, 2021, we had repurchased a total of approximately 17.1 million of those shares and may repurchase an additional 2.4 million shares under the approved program. There were no shares repurchased during the six months ended March 31, 2021 and 2020.

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

We believe that as of March 31, 2021, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

As a result of the COVID-19 pandemic there have been disruptions, uncertainty and volatility in the credit and capital markets. Our ability to access funds from financial institutions at a reasonable cost may impact the nature and timing of future capital market transactions.

Short-Term Debt

We use our short-term borrowings primarily to finance Energy Services' short-term liquidity needs, Storage and Transportation investments and PennEast contributions, share repurchases and, on an initial basis, Clean Energy Ventures' investments. Energy Services' use of high-volume storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

As of March 31, 2021, NJR had revolving credit facilities totaling $425 million, with $406.2 million available under the facilities.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of March 31, 2021, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $249.3 million.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Short-term borrowings were as follows:

	Three Months Ended	Six Months Ended
(Thousands)	March 31, 2021
NJR
Notes Payable to banks:
Balance at end of period	$8,500	$8,500
Weighted average interest rate at end of period	1.75%	1.75%
Average balance for the period	$141,381	$123,582
Weighted average interest rate for average balance	1.04%	1.04%
Month end maximum for the period	$153,000	$153,000
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Average balance for the period	$106	$292
Weighted average interest rate for average balance	.06%	.04%
Month end maximum for the period	$5,100	$14,350

Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in the November through January time frame.

NJR

Based on its average borrowings during the three and six months ended March 31, 2021, NJR's average interest rate was 1.04 percent and 1.04 percent, resulting in interest expense of approximately $362,000 and $643,000, respectively.

As of March 31, 2021, NJR had seven letters of credit outstanding totaling $10.3 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

As noted above, based on its average borrowings during the three and six months ended March 31, 2021, NJNG's average interest rate was 0.06 percent and 0.04 percent, respectively. NJNG's interest expense was immaterial for the three and six months ended March 31, 2021.

As of March 31, 2021, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

Long-Term Debt

NJR

As of March 31, 2021, NJR had the following outstanding:

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

NJNG

As of March 31, 2021, NJNG's long-term debt consisted of $1.1 billion in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2060, and $58.3 million in finance leases with various maturities ranging from 2021 to 2037.

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

Sale Leaseback

NJNG

NJNG received $4.0 million in December 2019, in connection with the sale leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.2 million for both the six months ended March 31, 2021 and 2020. There were no natural gas meter sale leasebacks recorded during the six months ended March 31, 2021.

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are considered failed sale leasebacks for accounting purposes and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from SREC and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from SRECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. In December 2020, Clean Energy Ventures received proceeds of $12.1 million in connection with the sale leaseback of two commercial solar projects. Clean Energy Ventures did not receive proceeds related to the sale leaseback of commercial solar assets during the six months ended March 31, 2020.

Contractual Obligations

NJNG's total capital expenditures are projected to be between $424 million and $454 million during fiscal 2021. Total capital expenditures spent or accrued during the six months ended March 31, 2021, were $188.4 million. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of March 31, 2021, NJNG's future MGP expenditures are estimated to be $143.5 million. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Clean Energy Ventures' expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. During the six months ended March 31, 2021, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were $37.5 million. We estimate solar-related capital expenditures for projects during fiscal 2021 to be between $96 million and $118 million.

During the six months ended March 31, 2021, our Storage and Transportation segment had capital expenditures for the Adelphia Gateway project totaling $27.4 million and capital expenditures for Leaf River totaling $2.6 million. During fiscal 2021, we expect expenditures related to the Adelphia Gateway project to be between $110 million and $130 million and expenditures related to Leaf River to be between $22 million and $23 million.

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

Off-Balance-Sheet Arrangements

As of March 31, 2021, our off-balance-sheet arrangements consist of guarantees covering approximately $196.5 million of natural gas purchases, SREC sales and demand fee commitments and outstanding letters of credit totaling $11.0 million.

Cash Flows

Operating Activities

Cash flows from operating activities during the six months ended March 31, 2021, totaled $356.3 million compared with $179.1 million during the six months ended March 31, 2020. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The increase of $177.1 million in cash flows from operating activities during the six months ended March 31, 2021, compared with the six months ended March 31, 2020, was due primarily to higher net income due primarily to increased earnings at Energy Services along with increased working capital.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Investing Activities

Cash flows used in investing activities totaled $245.5 million during the six months ended March 31, 2021, compared with $751.1 million during the six months ended March 31, 2020. The decrease of $505.6 million was due primarily to the acquisition of Leaf River and Adelphia in the prior period that did not recur along with a decrease of $28.9 million in solar capital expenditures, partially offset by an increase in capital expenditures of $20.1 million for utility plant investments and $20.8 million for Storage and Transportation.

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

Cash flows used in financing activities totaled $171.2 million during the six months ended March 31, 2021, compared with cash flows from financing activities of $596.3 million during the six months ended March 31, 2020. The decrease of $767.6 million is due primarily to increased short-term debt activity at NJR related to the acquisitions of Leaf River and Adelphia in the prior period that did not recur and current period payments of short-term debt, partially offset by proceeds of $12.1 million from solar sale leasebacks at Clean Energy Ventures in the current period.

Credit Ratings

The table below summarizes NJNG's credit ratings as of March 31, 2021, issued by two rating entities, Moody's and Fitch:

	Moody's	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-2	F-2
Senior Secured	A1	A+
Ratings Outlook	Stable	Stable

The Fitch ratings and outlook were reaffirmed on March 15, 2021. NJNG's Moody's and Fitch ratings are investment-grade ratings. NJR is not a rated entity.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2020	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2021
Natural Gas Distribution	$(211)	(1,440)	(2,152)	$501
Energy Services	4,397	24,569	23,184	5,782
Total	$4,186	23,129	21,032	$6,283

There were no changes in methods of valuations during the six months ended March 31, 2021.

The following is a summary of fair market value of financial derivatives at March 31, 2021, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2021	2022	2023 - 2025	After 2025	Total Fair Value
Price based on NYMEX/CME	$139	42	12		$193
Price based on ICE	4,658	1,372	60		6,090
Total	$4,797	1,414	72	—	$6,283

The following is a summary of financial derivatives by type as of March 31, 2021:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	22.1	$0.00 - $3.03	$501
Energy Services	Futures	(11.6)	$1.67 - $4.73	5,589
	Swaps	(0.8)	$2.72 - $3.08	193
Total				$6,283
(1)    Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2020	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2021
Natural Gas Distribution - Prices based on other external data	$2	782	608	$176
Energy Services - Prices based on other external data	(24,723)	(7,121)	(371)	(31,473)
Total	$(24,721)	(6,339)	237	$(31,297)

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
    Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $2.4 million. This analysis does not include potential changes to reported credit adjustments embedded in the $0.4 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(1,179)	$(2,357)	$(3,536)	$(4,715)
Ending derivative fair value	$423	$(756)	$(1,934)	$(3,113)	$(4,292)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$1,179	$2,357	$3,536	$4,715
Ending derivative fair value	$423	$1,602	$2,780	$3,959	$5,138

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of March 31, 2021. Gross credit exposure for Energy Services is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for Storage and Transportation is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Energy Services', Clean Energy Ventures' and Storage and Transportation's counterparty credit exposure as of March 31, 2021, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$122,148	$107,865
Noninvestment grade	9,445	1,114
Internally rated investment grade	23,607	17,921
Internally rated noninvestment grade	19,949	11,966
Total	$175,149	$138,866

NJNG's counterparty credit exposure as of March 31, 2021, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$6,437	$6,182
Noninvestment grade	26	—
Internally rated investment grade	54	32
Internally rated noninvestment grade	169	2
Total	$6,686	$6,216

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2020, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended March 31, 2021, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended March 31, 2021:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
01/01/21 - 01/31/21	—	$—	—	2,431,053
02/01/21 - 02/28/21	—	—	—	2,431,053
03/01/21 - 03/31/21	—	—	—	2,431,053
Total	—	$—	—	2,431,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of March 31, 2021, included 19.5 million shares of common stock for repurchase, of which, approximately 2.4 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended March 31, 2021, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	May 6, 2021
By:/s/ Patrick Migliaccio
Patrick Migliaccio
Senior Vice President and
Chief Financial Officer