Form 10-Q
period 2021-06-30
NEW JERSEY RESOURCES CORP
filed 2021-08-05
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of August 2, 2021 was 96,433,901.

New Jersey Resources Corporation

New Jersey Resources Corporation
GLOSSARY OF KEY TERMS

Adelphia Gateway	Adelphia Gateway, LLC
AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CIP	Conservation Incentive Program
Clean Energy Ventures	Clean Energy Ventures segment
CME	Chicago Mercantile Exchange
COVID-19	Novel coronavirus disease
CR&R	Commercial Realty & Resources Corp.
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
Dths	Dekatherms
EE	Energy Efficiency
Energy Services	Energy Services segment
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Financial margin	A non-GAAP financial measure, which represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes any accounting impact from the change in the fair value of certain derivative instruments
Fitch	Fitch Ratings Company
FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles of the United States
Home Services and Other	Home Services and Other Operations
ICE	Intercontinental Exchange
IEC	Interstate Energy Company, LLC
IIP	Infrastructure Investment Program
IRS	Internal Revenue Service
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
Leaf River	Leaf River Energy Center LLC
MGP	Manufactured Gas Plant
Moody's	Moody's Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
Natural Gas Act	The Natural Gas Act of 1938, as amended; the federal law regulating interstate natural gas pipeline and storage companies, among other things, codified beginning at 15 U.S.C. Section 717.
Natural Gas Distribution	Natural Gas Distribution segment
NFE	Net Financial Earnings
NJ RISE	New Jersey Reinvestment in System Enhancement

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	NJNG's $250 million unsecured committed credit facility expiring in December 2023
NJR Credit Facility	NJR's $425 million unsecured committed credit facility expiring in December 2023
NJR or The Company	New Jersey Resources Corporation
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
OASDI	Old Age, Survivors and Disability Insurance tax
OCI	Other Comprehensive Income
O&M	Operation and Maintenance
OPEB	Other Postemployment Benefit Plans
PennEast	PennEast Pipeline Company, LLC
PPA	Power Purchase Agreement
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
S&P	Standard & Poor's Financial Services, LLC
SAFE	Safety Acceleration and Facility Enhancement
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
SREC	Solar Renewable Energy Certificate
SRL	Southern Reliability Link
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Storage and Transportation	Storage and Transportation segment
Supreme Court	Supreme Court of the United States
Talen	Talen Energy Marketing, LLC
TETCO	Texas Eastern Transmission
The Exchange Act	The Securities Exchange Act of 1934, as amended
The Tax Act	An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017
Third Circuit	The United States Court of Appeals for the Third Circuit
TREC	Transition Renewable Energy Certificate
Trustee	U.S. Bank National Association
U.S.	The United States of America
USF	Universal Service Fund

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
•risks associated with our investments in clean energy projects, including the availability of regulatory incentives and federal tax credits, the availability of viable projects, our eligibility for ITCs, the future market for SRECs and electricity prices, our ability to complete construction of the projects and operational risks related to projects in service;
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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2021	2020	2021	2020
OPERATING REVENUES
Utility	$127,626	$128,532	$633,522	$645,375
Nonutility	239,967	170,442	990,563	908,249
Total operating revenues	367,593	298,974	1,624,085	1,553,624
OPERATING EXPENSES
Natural gas purchases:
Utility	41,785	45,665	211,165	249,042
Nonutility	236,464	166,761	740,199	802,501
Related parties	1,699	1,518	5,163	4,548
Operation and maintenance	81,878	68,541	265,779	198,718
Regulatory rider expenses	5,456	5,464	34,570	32,536
Depreciation and amortization	27,767	27,872	81,977	80,025
Total operating expenses	395,049	315,821	1,338,853	1,367,370
OPERATING (LOSS) INCOME	(27,456)	(16,847)	285,232	186,254
Other income, net	4,817	2,713	13,941	10,260
Interest expense, net of capitalized interest	18,744	15,144	58,683	50,417
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(41,383)	(29,278)	240,490	146,097
Income tax (benefit) provision	(18,785)	(6,767)	37,713	25,988
Equity in (loss) earnings of affiliates	(89,233)	3,213	(83,754)	10,191
NET (LOSS) INCOME	$(111,831)	$(19,298)	$119,023	$130,300

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(1.16)	$(0.20)	$1.24	$1.38
Diluted	$(1.16)	$(0.20)	$1.23	$1.38
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	96,348	95,764	96,237	94,420
Diluted	96,348	95,764	96,629	94,718

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2021	2020	2021	2020
Net (loss) income	$(111,831)	$(19,298)	$119,023	$130,300
Other comprehensive income (loss), net of tax
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(79), $0, $(270) and $0, respectively	264	—	758	—
Loss on derivatives designated as hedging instruments, net of tax of $0, $180, $0 and $2,961, respectively	—	(626)	—	(10,337)
Adjustment to postemployment benefit obligation, net of tax of $(245), $(191), $(734) and $(2,161), respectively	812	663	2,437	7,522
Other comprehensive income (loss)	$1,076	$37	$3,195	$(2,815)
Comprehensive (loss) income	$(110,755)	$(19,261)	$122,218	$127,485

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,
(Thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$119,023	$130,300
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	13,627	(21,827)
Impairment of equity method investment	92,000	—
Depreciation and amortization	81,977	80,025
Amortization of acquired wholesale energy contracts	4,000	4,356
Allowance for equity used during construction	(16,820)	(12,328)
Allowance for doubtful accounts	15,288	1,657
Non cash lease expense	3,048	2,864
Deferred income taxes	4,816	27,014
Manufactured gas plant remediation costs	(23,775)	(6,629)
Equity in earnings, net of distributions received from equity investees and impairments	(3,469)	(4,985)
Cost of removal - asset retirement obligations	(768)	(183)
Contributions to postemployment benefit plans	(2,347)	(5,969)
Taxes related to stock-based compensation	(149)	644
Changes in:
Components of working capital	(9,805)	(17,397)
Other noncurrent assets	53,430	10,177
Other noncurrent liabilities	11,720	(4,936)
Cash flows from operating activities	341,796	182,783
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(289,205)	(213,667)
Solar equipment	(51,545)	(110,968)
Storage and Transportation and other	(51,241)	(18,261)
Cost of removal	(37,922)	(24,343)
Acquisition of assets, net of cash acquired of $5.1 million	—	(523,647)
Distribution from equity investees in excess of equity in earnings	733	1,411
Investments in equity investees	(690)	(1,491)
Cash flows used in investing activities	(429,870)	(890,966)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	50,000
Payments of long-term debt	(10,463)	(11,947)
Proceeds from term loan	—	350,000
Payments of term loan	—	(212,900)
Proceeds from short-term debt, net	50,950	390,562
Proceeds from sale leaseback transaction - solar	17,673	42,927
Proceeds from sale leaseback transaction	—	4,000
Payments of common stock dividends	(90,377)	(86,709)
Proceeds from issuance of common stock - public equity offering	—	212,900
Cash settlement of equity forward agreement	(2,823)	—
Proceeds from issuance of common stock - DRP	11,520	14,498
Tax withholding payments related to net settled stock compensation	(1,819)	(3,966)
Cash flows (used in) from financing activities	(25,339)	749,365
Change in cash, cash equivalents and restricted cash	(113,413)	41,182
Cash, cash equivalents and restricted cash at beginning of period	119,423	4,063
Cash, cash equivalents and restricted cash at end of period	$6,010	$45,245
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(75,730)	$(3,019)
Inventories	42,639	42,566
Recovery of natural gas costs	(19,208)	(5,722)
Natural gas purchases payable	20,073	(55,594)
Natural gas purchases payable - related parties	72	1
Accounts payable and other	12,655	(13,084)
Prepaid expenses	(3,624)	1,487
Prepaid and accrued taxes	(7,236)	(991)
Restricted broker margin accounts	25,308	11,900
Customers' credit balances and deposits	(3,235)	(7,060)
Other current assets	(1,519)	12,119
Total	$(9,805)	$(17,397)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$66,322	$47,642
Income taxes	$5,357	$1,127
Accrued capital expenditures	$36,988	$20,814

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
(Thousands)	June 30, 2021	September 30, 2020
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$2,913,448	$2,800,052
Construction work in progress	493,081	379,846
Nonutility plant and equipment, at cost	1,124,734	1,108,512
Construction work in progress	267,096	176,556
Total property, plant and equipment	4,798,359	4,464,966
Accumulated depreciation and amortization, utility plant	(604,040)	(601,635)
Accumulated depreciation and amortization, nonutility plant and equipment	(163,852)	(140,562)
Property, plant and equipment, net	4,030,467	3,722,769
CURRENT ASSETS
Cash and cash equivalents	4,719	117,012
Customer accounts receivable
Billed	205,482	134,173
Unbilled revenues	12,663	9,226
Allowance for doubtful accounts	(21,546)	(7,242)
Regulatory assets	35,030	36,530
Natural gas in storage, at average cost	125,824	167,504
Materials and supplies, at average cost	19,447	20,406
Prepaid expenses	10,263	6,639
Prepaid and accrued taxes	33,090	24,301
Derivatives, at fair value	17,504	23,310
Restricted broker margin accounts	56,234	69,444
Other	19,548	21,029
Total current assets	518,258	622,332
NONCURRENT ASSETS
Investments in equity method investees	117,016	208,375
Regulatory assets	537,185	527,459
Operating lease assets	142,753	131,769
Derivatives, at fair value	3,070	3,349
Intangible assets, net	5,767	10,060
Software costs	5,560	4,707
Other noncurrent assets	48,542	85,657
Total noncurrent assets	859,893	971,376
Total assets	$5,408,618	$5,316,477

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CAPITALIZATION AND LIABILITIES

	(Unaudited)
(Thousands, except share data)	June 30, 2021	September 30, 2020
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding June 30, 2021 — 96,361,441; September 30, 2020 — 95,949,183	$240,575	$240,243
Premium on common stock	498,693	491,982
Accumulated other comprehensive loss, net of tax	(41,120)	(44,315)
Treasury stock at cost and other; shares June 30, 2021 — 16,313; September 30, 2020 — 148,310	13,407	8,485
Retained earnings	970,511	947,501
Common stock equity	1,682,066	1,643,896
Long-term debt	2,221,622	2,259,466
Total capitalization	3,903,688	3,903,362
CURRENT LIABILITIES
Current maturities of long-term debt	23,032	27,236
Short-term debt	176,300	125,350
Natural gas purchases payable	116,018	95,945
Natural gas purchases payable to related parties	863	791
Accounts payable and other	161,878	141,500
Dividends payable	32,040	31,902
Accrued taxes	4,270	2,717
Regulatory liabilities	14,037	26,188
New Jersey Clean Energy Program	18,329	15,570
Derivatives, at fair value	39,572	33,865
Operating lease liabilities	4,588	6,724
Customers' credit balances and deposits	22,699	25,934
Total current liabilities	613,626	533,722
NONCURRENT LIABILITIES
Deferred income taxes	144,990	138,081
Deferred investment tax credits	3,090	3,332
Deferred gain	871	1,035
Derivatives, at fair value	19,130	13,352
Manufactured gas plant remediation	136,874	150,590
Postemployment employee benefit liability	236,585	237,221
Regulatory liabilities	193,222	196,450
Operating lease liabilities	109,993	95,030
Asset retirement obligation	34,258	33,723
Other	12,291	10,579
Total noncurrent liabilities	891,304	879,393
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$5,408,618	$5,316,477

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2020	95,949	$240,243	$491,982	$(44,315)	$8,485	$947,501	$1,643,896
Net income	—	—	—	—	—	81,045	81,045
Other comprehensive income	—	—	—	1,043	—	—	1,043
Common stock issued:
Incentive compensation plan	50	124	5,410	—	—	—	5,534
Dividend reinvestment plan (1)	140	—	(4,502)	—	5,593	—	1,091
Cash dividend declared ($.3325 per share)	—	—	—	—	—	(31,966)	(31,966)
Treasury stock and other	—	—	—	—	(2,429)	—	(2,429)
Balance at December 31, 2020	96,139	$240,367	$492,890	$(43,272)	$11,649	$996,580	$1,698,214
Net income	—	—	—	—	—	149,809	149,809
Other comprehensive income	—	—	—	1,076	—	—	1,076
Common stock issued:
Common stock offering	—	—	(388)	—	—	—	(388)
Incentive compensation plan	28	72	1,144	—	—	—	1,216
Dividend reinvestment plan	103	58	3,521	—	—	—	3,579
Waiver discount	—	—	—	—	—	—	—
Cash dividend declared ($.3325 per share)	—	—	—	—	—	(32,007)	(32,007)
Treasury stock and other	(8)	—	—	—	334	—	334
Balance at March 31, 2021	96,262	$240,497	$497,167	$(42,196)	$11,983	$1,114,382	$1,821,833
Net loss	—	—	—	—	—	(111,831)	(111,831)
Other comprehensive income	—	—	—	1,076	—	—	1,076
Common stock issued:
Common stock offering	—	—	(2,435)	—	—	—	(2,435)
Incentive compensation plan	1	2	57	—	—	—	59
Dividend reinvestment plan	99	76	3,904	—	—	—	3,980
Cash dividend declared ($.3325 per share)	—	—	—	—	—	(32,040)	(32,040)
Treasury stock and other	(1)	—	—	—	1,424	—	1,424
Balance at June 30, 2021	96,361	$240,575	$498,693	$(41,120)	$13,407	$970,511	$1,682,066
(1)Shares sold through the DRP are issued from treasury stock at average cost, which may differ from the actual market price paid.

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2019	89,999	$226,649	$291,331	$(31,787)	$(10,436)	$869,858	$1,345,615
Net income	—	—	—	—	—	75,752	75,752
Other comprehensive income	—	—	—	759	—	—	759
Common stock issued:
Common stock offering	5,333	13,333	199,567	—	—	—	212,900
Incentive compensation plan	96	239	3,053	—	—	—	3,292
Dividend reinvestment plan (1)	80	—	314	—	3,185	—	3,499
Cash dividend declared ($.3125 per share)	—	—	—	—	—	(29,846)	(29,846)
Treasury stock and other	—	—	—	—	(3,879)	—	(3,879)
Balance at December 31, 2019	95,508	$240,221	$494,265	$(31,028)	$(11,130)	$915,764	$1,608,092
Net income	—	—	—	—	—	73,846	73,846
Other comprehensive loss	—	—	—	(3,611)	—	—	(3,611)
Common stock issued:
Dividend reinvestment plan (1)	143	—	(416)	—	5,621	—	5,205
Cash dividend declared ($.3125 per share)	—	—	—	—	—	(29,888)	(29,888)
Treasury stock and other	(8)	—	107	—	986	—	1,093
Balance at March 31, 2020	95,643	$240,221	$493,956	$(34,639)	$(4,523)	$959,722	$1,654,737
Net loss	—	—	—	—	—	(19,298)	(19,298)
Other comprehensive income	—	—	—	37	—	—	37
Common stock issued:
Incentive compensation plan	2	6	113	—	—	—	119
Dividend reinvestment plan (1)	185	—	(1,694)	—	7,417	—	5,723
Cash dividend declared ($.3125 per share)	—	—	—	—	—	(29,948)	(29,948)
Treasury stock and other	—	—	(10)	—	1,118	—	1,108
Balance at June 30, 2020	95,830	$240,227	$492,365	$(34,602)	$4,012	$910,476	$1,612,478
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
Part I

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. NATURE OF THE BUSINESS

NJR provides regulated natural gas distribution services, transportation and storage services and operates certain unregulated businesses primarily through the following:

NJNG provides natural gas utility service to approximately 562,700 customers throughout Burlington, Middlesex, Monmouth, Morris and Ocean counties in New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

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

NJR Midstream Holdings Corporation, which comprises the Storage and Transportation segment, formerly the Midstream segment, invests in energy-related ventures through its subsidiaries. The Company holds a 50 percent combined ownership interest in Steckman Ridge, located in Pennsylvania and 20 percent ownership interest in PennEast, which are accounted for under the equity method of accounting. The Company also operates natural gas storage and transmission assets through the wholly-owned subsidiaries of Leaf River, which was acquired on October 11, 2019, and Adelphia Gateway, which was acquired on January 13, 2020, and is subject to rate regulation by FERC. See Note 17. Acquisitions and Dispositions for more information regarding these acquisitions.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies during the reporting period. On a quarterly basis or more frequently whenever events or changes in circumstances indicate a need, the Company evaluates its estimates, including those related to the calculation of the fair value of derivative instruments, debt, equity method investments, unbilled revenues, allowance for doubtful accounts, provisions for depreciation and amortization, long-lived assets, regulatory assets and liabilities, income taxes, pensions and other postemployment benefits, contingencies related to environmental matters and litigation. Asset retirement obligations are evaluated as often as needed. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the United States. The Company’s Unaudited Condensed Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impacts of COVID-19 on the assumptions and estimates used and determined that there have been no material adverse impacts on the Company’s results of operations as of June 30, 2021.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	June 30, 2021	September 30, 2020	June 30, 2020	September 30, 2019
Balance Sheet
Cash and cash equivalents	$4,719	$117,012	$42,821	$2,676
Restricted cash in other noncurrent assets	$1,291	$2,411	$2,424	$1,387
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$6,010	$119,423	$45,245	$4,063

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

In February 2021, severe winter weather affected the U.S. mid-continent and southern regions that resulted in increased demand for natural gas supply and increases in wholesale energy prices. As a result, Energy Services evaluated its counterparties for credit deterioration, as well as the related receivables for the purchase and receipt of natural gas for amounts past due.

The Company examined the credit characteristics of its counterparties, including the history of past due amounts for contractual settlements, counterparty credit ratings, and the likelihood of recovering amounts owed. At March 31, 2021, the Company recorded a reserve for expected credit losses for Energy Services totaling $5.2 million within operations and maintenance expense on the Unaudited Condensed Consolidated Statement of Operations, representing management’s best estimate of expected credit losses at this time.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
It is possible that future developments could occur that could result in impairment of a portion or all of the remaining amounts owed to Energy Services, which would result in an additional charge to earnings.

Loans Receivable

NJNG currently provides loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Unaudited Condensed Consolidated Balance Sheets. The Company has $14.3 million and $13.7 million recorded in other current assets and $33.2 million and $35.3 million in other noncurrent assets as of June 30, 2021 and September 30, 2020, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans. The Company regularly evaluates the credit quality and collection profile of its customers. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of June 30, 2021 and September 30, 2020, the Company has not recorded any impairments for SAVEGREEN loans.

Natural Gas in Storage

The following table summarizes natural gas in storage, at average cost by segment as of:

	June 30, 2021		September 30, 2020
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
Natural Gas Distribution	$68,657	17.4	$110,037	27.2
Energy Services	57,167	22.2	57,352	34.3
Storage and Transportation	—	—	115	0.02
Total	$125,824	39.6	$167,504	61.52

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

Amortization is recorded on the straight-line basis over the estimated useful lives. The following tables present the software costs included in the Unaudited Condensed Consolidated Financial Statements:

(Thousands)	June 30, 2021	September 30, 2020
Balance Sheets
Utility plant, at cost	$14,127	$13,452
Construction work in progress	$2,496	$—
Nonutility plant and equipment, at cost	$334	$316
Accumulated depreciation and amortization, utility plant	$(1,057)	$(279)
Accumulated depreciation and amortization, nonutility plant and equipment	$(23)	$(5)
Software costs	$5,560	$4,707

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Statements of Operations	2021	2020	2021	2020
Operation and maintenance (1)	$2,039	$1,928	$6,810	$4,524
Depreciation and amortization	$273	$—	$796	$—
(1)During the three and nine months ended June 30, 2021, approximately $147,000 and $335,000, respectively, was amortized from software costs into O&M. There were no amounts amortized for the three and nine months ended June 30, 2020.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Sale Leasebacks

NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to renew the lease or repurchase the asset at the end of the term. Proceeds from sale leaseback transactions are accounted for as financing arrangements and are included in long-term debt on the Unaudited Condensed Consolidated Balance Sheets. NJNG received $4.0 million in December 2019, in connection with the sale leaseback of its natural gas meters. There were no natural gas meter sale leasebacks recorded during the nine months ended June 30, 2021.

In addition, for certain of its commercial solar energy projects, the Company enters into lease agreements that provide for the sale of commercial solar energy assets to third parties and the concurrent leaseback of the assets. For sale leaseback transactions where the Company has concluded that the arrangement does not qualify as a sale as the Company retains control of the underlying assets and, as such, the Company uses the financing method to account for the transaction. Under the financing method, the Company recognizes the proceeds received from the buyer-lessor that constitute a payment to acquire the solar energy asset as a financing arrangement, which is recorded as a component of debt on the Unaudited Condensed Consolidated Balance Sheets.

The Company continues to operate the solar assets and is responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer; however, the payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax attributes. Accordingly, Clean Energy Ventures recognizes the equivalent value of the tax attributes in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease.

During the three and nine months ended June 30, 2021, Clean Energy Ventures received proceeds of $5.5 million and $17.7 million, respectively, and $42.9 million for both the three and nine months ended June 30, 2020, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive (Loss) Income

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of related tax effects during the three months ended June 30, 2021 and 2020:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance at March 31, 2021	$(9,903)	$(32,293)		$(42,196)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(79), $(245), $(324), respectively	264	812	(1)	1,076
Balance at June 30, 2021	$(9,639)	$(31,481)		$(41,120)

Balance at March 31, 2020	$(9,711)	$(24,928)		$(34,639)
Other comprehensive (loss) income, net of tax
Other comprehensive loss, before reclassifications, net of tax of $180, $0, $180	(626)	—		(626)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0, $(191), $(191)	—	663	(1)	663
Net current-period other comprehensive (loss) income, net of tax of $180, $(191), $(11)	(626)	663		37
Balance at June 30, 2020	$(10,337)	$(24,265)		$(34,602)
(1)Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of related tax effects during the nine months ended June 30, 2021 and 2020:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance at September 30, 2020	$(10,397)	$(33,918)		$(44,315)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(270), $(734), $(1,004), respectively	758	2,437	(1)	3,195
Balance at June 30, 2021	$(9,639)	$(31,481)		$(41,120)

Balance at September 30, 2019	$—	$(31,787)		$(31,787)
Other comprehensive income, net of tax
Other comprehensive (loss) income, before reclassifications, net of tax of $2,961, $(1,681), $1,280	(10,337)	5,378		(4,959)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0, $(480) and $(480)	—	2,144	(1)	2,144
Net current-period other comprehensive (loss) income, net of tax of $2,961, $(2,161), $800	(10,337)	7,522		(2,815)
Balance at June 30, 2020	$(10,337)	$(24,265)		$(34,602)
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

The impact of the change in accounting policy on the Unaudited Condensed Consolidated Statements of Operations during the three months ended June 30, 2020 is as follows:

	As Previously	Effect of	As
(Thousands)	Reported	Change	Adjusted
Depreciation and amortization	$31,216	(3,344)	$27,872
Total operating expenses	$319,165	(3,344)	$315,821
Operating loss	$(20,191)	3,344	$(16,847)
Loss before income taxes and equity in earnings of affiliates	$(32,622)	3,344	$(29,278)
Income tax benefit	$(2,190)	(4,577)	$(6,767)
Net loss	$(27,219)	7,921	$(19,298)
(Loss) Earnings per common share
Basic	$(0.28)	0.08	$(0.20)
Diluted	$(0.28)	0.08	$(0.20)

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The impact of the change in accounting policy on the Unaudited Condensed Consolidated Statements of Operations during the nine months ended June 30, 2020 is as follows:

	As Previously	Effect of	As
(Thousands)	Reported	Change	Adjusted
Depreciation and amortization	$89,758	(9,733)	$80,025
Total operating expenses	$1,377,103	(9,733)	$1,367,370
Operating income	$176,521	9,733	$186,254
Income before income taxes and equity in earnings of affiliates	$136,364	9,733	$146,097
Income tax (benefit) expense	$(4,092)	30,080	$25,988
Net income	$150,647	(20,347)	$130,300
Earnings per common share
Basic	$1.60	(0.22)	$1.38
Diluted	$1.59	(0.21)	$1.38

The cumulative effect of the change in accounting policy on the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 is as follows:

	As Previously	Effect of	As
(Thousands)	Reported	Change	Adjusted
Assets
Nonutility plant and equipment, at cost	$1,430,723	(322,211)	$1,108,512
Accumulated depreciation and amortization, nonutility plant and equipment	$(202,507)	61,945	$(140,562)
Property, plant and equipment, net	$3,983,035	(260,266)	$3,722,769
Other noncurrent assets	$78,716	6,941	$85,657
Total noncurrent assets	$964,435	6,941	$971,376
Total assets	$5,569,802	(253,325)	$5,316,477
Capitalization
Retained earnings	$1,148,297	(200,796)	$947,501
Common stock equity	$1,844,692	(200,796)	$1,643,896
Total capitalization	$4,104,158	(200,796)	$3,903,362
Liabilities
Deferred income taxes	$190,610	(52,529)	$138,081
Total noncurrent liabilities	$931,922	(52,529)	$879,393
Total capitalization and liabilities	$5,569,802	(253,325)	$5,316,477

The impact of the change in accounting policy on the Unaudited Condensed Consolidated Statements of Cash Flows as of June 30, 2020 is as follows:

	As Previously	Effect of	As
(Thousands)	Reported	Change	Adjusted
Depreciation and amortization	$89,758	(9,733)	$80,025
Deferred income taxes	$(3,066)	30,080	$27,014

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The impact of the change in accounting policy on the Unaudited Condensed Consolidated Statements of Common Stock Equity as of June 30, 2020 is as follows:

	As Previously	Effect of	As
(Thousands)	Reported	Change	Adjusted
Retained Earnings
Balance at September 30, 2019	$1,075,960	(206,102)	$869,858
Net Income	$89,361	(13,609)	$75,752
Balance at December 31, 2019	$1,135,475	(219,711)	$915,764
Net Income	$88,505	(14,659)	$73,846
Balance at March 31, 2020	$1,194,092	(234,370)	$959,722
Net Loss	$(27,219)	7,921	$(19,298)
Balance at June 30, 2020	$1,136,925	(226,449)	$910,476
Total
Balance at September 30, 2019	$1,551,717	(206,102)	$1,345,615
Net Income	$89,361	(13,609)	$75,752
Balance at December 31, 2019	$1,827,803	(219,711)	$1,608,092
Net Income	$88,505	(14,659)	$73,846
Balance at March 31, 2020	$1,889,107	(234,370)	$1,654,737
Net Loss	$(27,219)	7,921	$(19,298)
Balance at June 30, 2020	$1,838,927	(226,449)	$1,612,478
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

Investments - Equity Method and Derivatives and Hedging

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The update requires an entity to evaluate observable transactions that necessitate applying or discontinuing the equity method of accounting when applying the measurement alternative in Topic 321. This evaluation occurs prior to applying or upon ceasing the equity method. The update also states that when applying paragraph 815-10-15-141(a) for forward contracts and purchased options, an entity is not required to assess whether the underlying securities will be accounted for under the equity method in accordance with Topic 323 or fair value method under Topic 825 upon settlement or exercise. The guidance is effective for the Company beginning October 1, 2021, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these amendments but does not expect that it will have a material effect on its consolidated financial statements.

Other

In October 2020, the FASB issued ASU 2020-10, which clarifies application of various provisions in the ASC by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. It also improves the consistency by amending the ASC to include all disclosure guidance in the appropriate section. The guidance is effective for the Company on October 1, 2021, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these amendments but does not expect that it will have a material effect on its consolidated financial statements.
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

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the three months ended June 30, 2021 and 2020, is as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures		Energy Services	Storage and Transportation	Home Services and Other	Total
2021
Natural gas utility sales	$118,367	—		—	—	—	$118,367
Natural gas services	—	—		4,041	11,649	—	15,690
Service contracts	—	—		—	—	8,333	8,333
Installations and maintenance	—	—		—	—	4,979	4,979
Renewable energy certificates	—	1,568		—	—	—	1,568
Electricity sales	—	7,346		—	—	—	7,346
Eliminations (1)	—	—		—	(650)	(241)	(891)
Revenues from contracts with customers	118,367	8,914		4,041	10,999	13,071	155,392
Alternative revenue programs (2)	577	—		—	—	—	577
Derivative instruments	8,682	4,467	(3)	197,553	—	—	210,702
Eliminations (1)	—	—		922	—	—	922
Revenues out of scope	9,259	4,467		198,475	—	—	212,201
Total operating revenues	$127,626	13,381		202,516	10,999	13,071	$367,593
2020
Natural gas utility sales	$124,888	—		—	—	—	$124,888
Natural gas services	—	—		3,536	11,863	—	15,399
Service contracts	—	—		—	—	8,126	8,126
Installations and maintenance	—	—		—	—	4,243	4,243
Electricity sales	—	5,294		—	—	—	5,294
Eliminations (1)	—	—		—	(720)	(206)	(926)
Revenues from contracts with customers	124,888	5,294		3,536	11,143	12,163	157,024
Alternative revenue programs (2)	(2,665)	—		—	—	—	(2,665)
Derivative instruments	6,309	8,102	(3)	130,007	—	—	144,418
Eliminations (1)	—	—		197	—	—	197
Revenues out of scope	3,644	8,102		130,204	—	—	141,950
Total operating revenues	$128,532	13,396		133,740	11,143	12,163	$298,974
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.
(2)Includes CIP revenue.
(3)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the nine months ended June 30, 2021 and 2020, is as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures		Energy Services	Storage and Transportation	Home Services and Other	Total
2021
Natural gas utility sales	$604,619	—		—	—	—	$604,619
Natural gas services	—	—		21,480	38,679	—	60,159
Service contracts	—	—		—	—	24,906	24,906
Installations and maintenance	—	—		—	—	13,756	13,756
Renewable energy certificates	—	3,075		—	—	—	3,075
Electricity sales	—	16,616		—	—	—	16,616
Eliminations (1)	—	—		—	(1,976)	(660)	(2,636)
Revenues from contracts with customers	604,619	19,691		21,480	36,703	38,002	720,495
Alternative revenue programs (2)	(4,519)	—		—	—	—	(4,519)
Derivative instruments	33,422	6,536	(3)	872,160	—	—	912,118
Eliminations (1)	—	—		(4,009)	—	—	(4,009)
Revenues out of scope	28,903	6,536		868,151	—	—	903,590
Total operating revenues	$633,522	26,227		889,631	36,703	38,002	$1,624,085
2020
Natural gas utility sales	$611,650	—		—	—	—	$611,650
Natural gas services	—	—		20,491	32,011	—	52,502
Service contracts	—	—		—	—	24,237	24,237
Installations and maintenance	—	—		—	—	13,404	13,404
Electricity sales	—	13,770		—	—	—	13,770
Eliminations (1)	—	—		—	(2,062)	(947)	(3,009)
Revenues from contracts with customers	611,650	13,770		20,491	29,949	36,694	712,554
Alternative revenue programs (2)	17,465	—		—	—	—	17,465
Derivative instruments	16,260	11,833	(3)	797,168	—	—	825,261
Eliminations (1)	—	—		(1,656)	—	—	(1,656)
Revenues out of scope	33,725	11,833		795,512	—	—	841,070
Total operating revenues	$645,375	25,603		816,003	29,949	36,694	$1,553,624
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.
(2)Includes CIP revenue.
(3)Includes SREC revenue.

Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the three months ended June 30, 2021 and 2020, is as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
2021
Residential	$79,054	2,904	—	—	12,877	$94,835
Commercial and industrial	23,371	6,010	4,041	10,999	194	44,615
Firm transportation	15,052	—	—	—	—	15,052
Interruptible and off-tariff	890	—	—	—	—	890
Revenues out of scope	9,259	4,467	198,475	—	—	212,201
Total operating revenues	$127,626	13,381	202,516	10,999	13,071	$367,593
2020
Residential	$89,095	2,587	—	—	11,845	$103,527
Commercial and industrial	20,050	2,707	3,536	11,143	318	37,754
Firm transportation	14,331	—	—	—	—	14,331
Interruptible and off-tariff	1,412	—	—	—	—	1,412
Revenues out of scope	3,644	8,102	130,204	—	—	141,950
Total operating revenues	$128,532	13,396	133,740	11,143	12,163	$298,974

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the nine months ended June 30, 2021 and 2020, is as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
2021
Residential	$441,452	8,318	—	—	37,315	$487,085
Commercial and industrial	95,424	11,373	21,480	36,703	687	165,667
Firm transportation	64,346	—	—	—	—	64,346
Interruptible and off-tariff	3,397	—	—	—	—	3,397
Revenues out of scope	28,903	6,536	868,151	—	—	903,590
Total operating revenues	$633,522	26,227	889,631	36,703	38,002	$1,624,085

2020
Residential	$442,093	7,516	—	—	35,955	$485,564
Commercial and industrial	107,107	6,254	20,491	29,949	739	164,540
Firm transportation	58,043	—	—	—	—	58,043
Interruptible and off-tariff	4,407	—	—	—	—	4,407
Revenues out of scope	33,725	11,833	795,512	—	—	841,070
Total operating revenues	$645,375	25,603	816,003	29,949	36,694	$1,553,624

Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the nine months ended June 30, 2021 are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of October 1, 2020	$134,173	$9,226	$25,934
Increase (Decrease)	71,309	3,437	(3,235)
Balance as of June 30, 2021	$205,482	$12,663	$22,699

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2021:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
Customer accounts receivable
Billed	$76,254	5,524	118,234	3,662	1,808	$205,482
Unbilled	9,072	3,591	—	—	—	12,663
Customers' credit balances and deposits	(22,699)	—	—	—	—	(22,699)
Total	$62,627	9,115	118,234	3,662	1,808	$195,446

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for NJNG are comprised of the following:

(Thousands)	June 30, 2021	September 30, 2020
Regulatory assets-current
New Jersey Clean Energy Program	$18,329	$15,570
Conservation Incentive Program	14,602	19,120
Other current regulatory assets	1,830	1,682
Total current regulatory assets	$34,761	$36,372
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$44,333	$36,516
Liability for future expenditures	136,882	150,590
Deferred income taxes	33,506	28,241
Derivatives at fair value, net	—	1
SAVEGREEN	24,929	21,281
Postemployment and other benefit costs	176,454	188,170
Deferred storm damage costs	4,886	6,515
Cost of removal	94,124	75,080
Other noncurrent regulatory assets	20,160	20,068
Total noncurrent regulatory assets	$535,274	$526,462
Regulatory liability-current
Overrecovered natural gas costs	$2,189	$25,914
Derivatives at fair value, net	11,848	274
Total current regulatory liabilities	$14,037	$26,188
Regulatory liabilities-noncurrent
Tax Act impact (1)	$191,641	$195,425
Derivatives at fair value, net	959	352
Other noncurrent regulatory liabilities	399	509
Total noncurrent regulatory liabilities	$192,999	$196,286
(1)Reflects the re-measurement and subsequent amortization of NJNG's net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act.

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for Adelphia Gateway are comprised of the following:

(Thousands)	June 30, 2021	September 30, 2020
Total current regulatory assets	$269	$158
Total noncurrent regulatory assets	$1,911	$997
Total-noncurrent regulatory liabilities	$223	$—

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
•On March 3, 2021, the BPU approved the three-year SAVEGREEN program consisting of approximately $126.1 million of direct investment, $109.4 million in financing options, and $23.4 million in operation and maintenance expenses, which resulted in a $15.6 million annual recovery increase, effective July 1, 2021.

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

•On March 30, 2021, NJNG filed a base rate case with the BPU requesting a natural gas revenue increase of $165.7 million including a rate recovery for SRL and other infrastructure investments. On July 9, 2021, the Company updated its base rate request to $163.9 million, based on nine months of actual information through June 30, 2021.

•On March 31, 2021, NJNG filed a petition with the BPU requesting the final base rate increase of approximately $311,000 for the recovery associated with NJ RISE and SAFE II capital investments cost of approximately $3.4 million made through June 30, 2021. On June 22, 2021, this filing was consolidated with the 2021 base rate case and on July 30, 2021, was updated for actual information through June 30, 2021. Changes to base rates are anticipated to be effective concurrent with the base rate case request.

•On April 7, 2021, the BPU approved a stipulation resolving NJNG’s annual SBC application requesting to recover remediation expenses, including an increase in the RAC, of approximately $1.3 million annually and an increase to the NJCEP factor, resulting in an annual increase of approximately $6.0 million, effective May 1, 2021.

•On May 28, 2021, NJNG submitted its annual petition to modify its BGSS, balancing charge and CIP rates. The proposed rate changes result in a $2.9 million increase to the annual revenues credited to BGSS, a $13.0 million annual increase related to its balancing charge, as well as changes to CIP rates, which result in a $1.6 million annual recovery decrease, effective October 1, 2021.

•On June 11, 2021, NJNG submitted its annual cost recovery filing for the SAVEGREEN programs established from 2010 through 2018. If approved, the proposed rate increase will increase annual recoveries by $2.2 million, effective October 1, 2021.

•On June 25, 2021, NJNG filed its annual USF compliance filing proposing an increase to the statewide USF rate, which will result in an annual increase of approximately $4.9 million, effective October 1, 2021.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In February 2020 and March 2020, NJNG entered into treasury lock transactions to fix the benchmark treasury rate associated with a $75 million debt tranche that was issued in September 2020. Settlement of the treasury locks resulted in a $6.6 million loss, which was recorded as a component of regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. The loss is being amortized into earnings over the term of the debt as a component of interest expense on the Unaudited Condensed Consolidated Statements of Operations and totaled approximately $55,000 and $169,000 during the three and nine months ended June 30, 2021, respectively.

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

Home Services and Other

During fiscal 2020, NJR entered into treasury lock transactions to fix the benchmark treasury rate associated with a $260 million debt issuance that was finalized in July 2020 and a $200 million debt issuance that was finalized in September 2020. NJR designated its treasury lock contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges were recorded in OCI. Settlement of the treasury locks in fiscal 2020 resulted in a loss of $13.7 million, which was recorded within OCI. The loss is being amortized into earnings over the term of the debt as a component of interest expense on the Unaudited Condensed Consolidated Statements of Operations, which totaled approximately $264,000 and $758,000, net of tax, during the three and nine months ended June 30, 2021, respectively.

Fair Value of Derivatives

The following table presents the fair value of NJR's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Derivatives at Fair Value
		June 30, 2021		September 30, 2020
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$87	$2	$78	$76
Financial commodity contracts	Derivatives - current	6	2,027	71	282
Energy Services:
Physical commodity contracts	Derivatives - current	3,240	17,070	6,454	20,438
	Derivatives - noncurrent	1,493	18,550	1,264	12,003
Financial commodity contracts	Derivatives - current	13,931	20,408	16,671	12,965
	Derivatives - noncurrent	1,559	566	2,037	1,346
Foreign currency contracts	Derivatives - current	240	65	36	104
	Derivatives - noncurrent	18	14	48	3
Total fair value of derivatives		$20,574	$58,702	$26,659	$47,217

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

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of June 30, 2021:
Derivative assets:
Energy Services
Physical commodity contracts	$4,733	$(2,693)	$(200)	$1,840
Financial commodity contracts	15,490	(15,490)	1,430	1,430
Foreign currency contracts	258	(79)		179
Total Energy Services	$20,481	$(18,262)	$1,230	$3,449
Natural Gas Distribution
Physical commodity contracts	$87			$87
Financial commodity contracts	6	(6)		—
Total Natural Gas Distribution	$93	$(6)	$—	$87
Derivative liabilities:
Energy Services
Physical commodity contracts	$35,620	$(2,693)		$32,927
Financial commodity contracts	20,974	(15,490)		5,484
Foreign currency contracts	79	(79)		—
Total Energy Services	$56,673	$(18,262)	$—	$38,411
Natural Gas Distribution
Physical commodity contracts	$2			$2
Financial commodity contracts	2,027	(6)		2,021
Total Natural Gas Distribution	$2,029	$(6)	$—	$2,023
As of September 30, 2020:
Derivative assets:
Energy Services
Physical commodity contracts	$7,718	$(3,587)	$(200)	$3,931
Financial commodity contracts	18,708	(14,311)	—	4,397
Foreign currency contracts	84	(84)	—	—
Total Energy Services	$26,510	$(17,982)	$(200)	$8,328
Natural Gas Distribution
Physical commodity contracts	$78	$(65)	$—	$13
Financial commodity contracts	71	(71)	—	—
Total Natural Gas Distribution	$149	$(136)	$—	$13
Derivative liabilities:
Energy Services
Physical commodity contracts	$32,441	$(3,587)	$—	$28,854
Financial commodity contracts	14,311	(14,311)	—	—
Foreign currency contracts	107	(84)	—	23
Total Energy Services	$46,859	$(17,982)	$—	$28,877
Natural Gas Distribution
Physical commodity contracts	$76	$(65)	$—	$11
Financial commodity contracts	282	(71)	—	211
Total Natural Gas Distribution	$358	$(136)	$—	$222
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

The following table presents the effect of derivative instruments recognized on the Unaudited Condensed Consolidated Statements of Operations for the periods set forth below:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
Derivatives not designated as hedging instruments:		2021	2020	2021	2020
Energy Services:
Physical commodity contracts	Operating revenues	$997	$(18,061)	$42,668	$3,871
Physical commodity contracts	Natural gas purchases	1,100	1,014	(1,304)	(2,288)
Financial commodity contracts	Natural gas purchases	(23,426)	2,408	(2,986)	71,820
Foreign currency contracts	Natural gas purchases	11	181	238	(179)
Total unrealized and realized (gain) loss		$(21,318)	$(14,458)	$38,616	$73,224

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2021	2020	2021	2020
Natural Gas Distribution:
Physical commodity contracts	$399	$308	$1,832	$1,357
Financial commodity contracts	15,483	1,029	11,856	(11,493)
Interest rate contracts	—	1,636	—	(5,056)
Total unrealized and realized loss (gain)	$15,882	$2,973	$13,688	$(15,192)

NJR designates its treasury lock contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to interest expense on the Consolidated Statements of Operations.

The following table reflects the effect of derivative instruments designated as cash flow hedges in OCI:

(Thousands)	Amount of Pre-tax Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from OCI into Income	Amount of Pre-tax Gain (Loss) Reclassified from OCI into Income
	Three Months Ended			Three Months Ended
	June 30,			June 30,
Derivatives in cash flow hedging relationships:	2021	2020		2021	2020
Interest rate contracts	$—	$(807)	Interest expense	$(343)	$—
	Nine Months Ended			Nine Months Ended
	June 30,			June 30,
Derivatives in cash flow hedging relationships:	2021	2020		2021	2020
Interest rate contracts	$—	$(13,299)	Interest expense	$(1,028)	$—

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NJNG and Energy Services had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
	Transaction Type	June 30, 2021	September 30, 2020
Natural Gas Distribution	Futures	18.1	23.7
	Physical Commodity	9.4	6.0
Energy Services	Futures	(22.1)	(27.5)
	Swaps	(0.5)	(1.8)
	Physical Commodity	3.5	5.0

Not included in the above table are Energy Services' net notional amount of foreign currency transactions of approximately $179,000 as of June 30, 2021 and $5.1 million as of September 30, 2020 and 1,578,000 and 960,000 SRECs that were open as of June 30, 2021 and September 30, 2020, respectively.

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

(Thousands)	Balance Sheet Location	June 30, 2021	September 30, 2020
Natural Gas Distribution	Restricted broker margin accounts	$5,396	$13,525
Energy Services	Restricted broker margin accounts	$50,838	$55,919

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of June 30, 2021. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$135,244
Noninvestment grade	12,708
Internally rated investment grade	22,158
Internally rated noninvestment grade	31,691
Total	$201,801

Conversely, certain of NJNG's and Energy Services' derivative instruments are linked to agreements containing provisions that would require cash collateral payments from the Company if certain events occur. These provisions vary based upon the terms in individual counterparty agreements and can result in cash payments if NJNG's credit rating were to fall below its current level. Specifically, most, but not all, of these additional payments will be triggered if NJNG's debt is downgraded by the major credit agencies, regardless of investment grade status. In addition, some of these agreements include threshold amounts that would result in additional collateral payments if the values of derivative liabilities were to exceed the maximum values provided for in relevant counterparty agreements. Other provisions include payment features that are not specifically linked to ratings but are based on certain financial metrics.

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. There were no derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required as of June 30, 2021. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities, excluding finance leases, debt issuance costs and solar asset financing obligations, is as follows:

(Thousands)	June 30, 2021	September 30, 2020
Carrying value (1) (2) (3)	$2,102,845	$2,102,845
Fair market value	$2,343,730	$2,417,748
(1)Excludes finance leases of $21.4 million and $74.2 million as of June 30, 2021 and September 30, 2020, respectively.
(2)Excludes NJNG's debt issuance costs of $9.2 million as of both June 30, 2021 and September 30, 2020.
(3)Excludes NJR's debt issuance costs of $3.2 million and $3.4 million as of June 30, 2021 and September 30, 2020, respectively.

Clean Energy Ventures enters into transactions to sell certain commercial solar assets and lease the assets back for a term specified in the lease. These transactions are considered financing obligations for accounting purposes and are recorded within long-term debt on the Unaudited Condensed Consolidated Balance Sheets. The estimated fair value of solar asset financing obligations as of June 30, 2021 and September 30, 2020 was $163.1 million and $149.2 million, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of June 30, 2021, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2021:
Assets:
Physical commodity contracts	$—	$4,820	$—	$4,820
Financial commodity contracts	15,496	—	—	15,496
Financial commodity contracts - foreign exchange	—	258	—	258
Money market funds	41	—	—	41
Other	1,818	—	—	1,818
Total assets at fair value	$17,355	$5,078	$—	$22,433
Liabilities:
Physical commodity contracts	$—	$35,622	$—	$35,622
Financial commodity contracts	22,732	269	—	23,001
Financial commodity contracts - foreign exchange	—	79	—	79
Total liabilities at fair value	$22,732	$35,970	$—	$58,702

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2020:
Assets:
Physical commodity contracts	$—	$7,796	$—	$7,796
Financial commodity contracts	18,279	500	—	18,779
Financial commodity contracts - foreign exchange	—	84	—	84
Money market funds	112,291	—	—	112,291
Other	1,840	—	—	1,840
Total assets at fair value	$132,410	$8,380	$—	$140,790
Liabilities:
Physical commodity contracts	$—	$32,517	$—	$32,517
Financial commodity contracts	14,593	—	—	14,593
Financial commodity contracts - foreign exchange	—	107	—	107
Total liabilities at fair value	$14,593	$32,624	$—	$47,217

During the third quarter of fiscal 2021, the Company evaluated its equity method investment in PennEast and determined that it was other-than-temporarily impaired. Accordingly, the Company recognized an impairment charge of $92.0 million, which was determined primarily using significant unobservable inputs (Level 3) in the estimation of fair value, including the probabilities assigned to development options and potential outcomes, forecasts for construction costs and operating revenues, and timing of capital expenditures and in service dates. See the Company’s discussion of investments in equity method investees in Note 7. Investments in Equity Investees below for more information regarding the impairment.
7. INVESTMENTS IN EQUITY INVESTEES

NJR's investments in equity method investees include the following as of:

(Thousands)	June 30, 2021	September 30, 2020
Steckman Ridge (1)	$111,537	$112,378
PennEast (2)	5,479	95,997
Total	$117,016	$208,375
(1)Includes loans with a total outstanding principal balance of $70.4 million for both June 30, 2021 and September 30, 2020, which accrue interest at a variable rate that resets quarterly and are due October 1, 2023.
(2)September 30, 2020, included a deferred tax component related to AFUDC equity of $4.6 million. The deferred tax component related to AFUDC equity was reversed due to the impairment for June 30, 2021.

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

On January 30, 2020, PennEast filed an amendment with FERC to construct the PennEast pipeline in two phases. Phase one consists of construction of a 68-mile pipeline in Pennsylvania from the eastern Marcellus Shale region in Luzerne County that would terminate in Northampton County. Phase two includes construction of the remaining original certificated route in Pennsylvania and New Jersey. Construction is expected to begin following approval by FERC of the phased approach and receipt of any remaining governmental and regulatory permits. As of June 30, 2021, the matter is still pending review and approval by FERC.

On February 18, 2020, PennEast filed a writ of certiorari with the Supreme Court to review the September 10, 2019 Third Circuit decision. On February 3, 2021, the Supreme Court granted the petition for a writ of certiorari and the matter was argued on April 28, 2021.

On June 29, 2021, the Supreme Court ruled in favor of PennEast reversing the earlier decision by the Third Circuit on the use of eminent domain to acquire state owned lands for pipeline construction and remanding the case back to the Third Circuit for further proceedings.

Despite the favorable outcome from the Supreme Court, PennEast continues to experience regulatory and legal challenges resulting in continued delays preventing the commencement of construction and commercial operation of the project. As a result, the Company evaluated its equity investment in PennEast for impairment as of June 30, 2021, and determined that it was other-than-temporarily impaired. The Company estimated the fair value of its investment in PennEast using probability weighted scenarios assigned to discounted future cash flows. The impairment is the result of management's estimates and assumptions regarding the likelihood of certain outcomes related to required regulatory approvals and pending legal matters, the timing of which remains uncertain, the timing and magnitude of construction costs and in-service dates, the evaluation of the current environmental and political climate as it relates to interstate pipeline development, and transportation capacity revenues and discount rates.

Based upon this analysis, as of June 30, 2021, the Company recognized an other-than-temporary impairment charge of $92.0 million, or approximately $72.7 million, net of income taxes. The other-than-temporary impairment is recorded in equity in (losses) earnings from affiliates in the Unaudited Condensed Consolidated Statements of Operations.

It is possible that future developments, including changes to the likelihood of successful outcomes for regulatory approvals and legal matters, construction costs and changes to the timing of construction and operation of the project, forecasted revenues and operating costs, and other further delays could result in a different fair value and the recognition of additional impairment charges.

8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share amounts)	2021	2020	2021	2020
Net (loss) income, as reported	$(111,831)	$(19,298)	$119,023	$130,300
Basic (loss) earnings per share
Weighted average shares of common stock outstanding-basic	96,348	95,764	96,237	94,420
Basic (loss) earnings per common share	$(1.16)	$(0.20)	$1.24	$1.38
Diluted (loss) earnings per share
Weighted average shares of common stock outstanding-basic	96,348	95,764	96,237	94,420
Incremental shares (1)	—	—	392	298
Weighted average shares of common stock outstanding-diluted	96,348	95,764	96,629	94,718
Diluted earnings per common share (2)(3)	$(1.16)	$(0.20)	$1.23	$1.38
(1)Consist primarily of unvested stock awards and performance shares.
(2)There were anti-dilutive shares of 251,780 and 95,817 excluded from the calculation of diluted earnings per share related to the equity forward sale agreement during the three and nine months ended June 30, 2020, respectively.
(3)Since there was a net loss for the three months ended June 30, 2021 and 2020, incremental shares of 406,278 and 310,000, respectively, were not included in the computation of diluted loss per common share, as their effect would have been antidilutive. There were no anti-dilutive shares excluded during the nine months ended June 30, 2021 and 2020.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

Credit Facilities

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	June 30, 2021	September 30, 2020	Expiration Dates
NJR
Bank revolving credit facilities (1)	$425,000	$425,000	December 2023
Notes outstanding at end of period	$124,800	$125,350
Weighted average interest rate at end of period	0.87%	1.49%
Amount available at end of period (2)	$289,612	$289,356
Bank revolving credit facilities (1)	$—	$250,000
Notes outstanding at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Amount available at end of period (2)	$—	$250,000
NJNG
Bank revolving credit facilities (3)	$250,000	$250,000	December 2023
Commercial paper outstanding at end of period	$51,500	$—
Weighted average interest rate at end of period	0.17%	—%
Amount available at end of period (4)	$197,769	$249,269
(1)Committed credit facilities, which require commitment fees of 0.075 percent on the unused amounts.
(2)Letters of credit outstanding total $10.6 million at June 30, 2021 and $10.3 million at September 30, 2020, which reduces the amount available by the same amount.
(3)Committed credit facilities, which require commitment fees of 0.075 percent on the unused amounts.
(4)Letters of credit outstanding total $731,000 for both June 30, 2021 and September 30, 2020, which reduces the amount available by the same amount.

On April 24, 2020, NJR entered into a 364-day $250 million revolving credit facility with an interest rate based on LIBOR plus 1.625 percent. After six months, all outstanding amounts under the credit facility would convert to a term loan and would have been due on April 23, 2021. In connection with entry into this credit facility, all outstanding borrowings under NJR's December 13, 2019, $150 million revolving line of credit facility were repaid. On October 24, 2020, there was no balance outstanding on the $250 million credit facility. As a result, the credit facility was considered terminated.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.
Long-term Debt

NJNG

NJNG received $4.0 million in December 2019, in connection with the sale leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.2 million for both the nine months ended June 30, 2021 and 2020. There were no natural gas meter sale leasebacks recorded during the nine months ended June 30, 2021.

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are considered failed sale leasebacks for accounting purposes and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
future cash flows from SREC, TRECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from SRECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the three and nine months ended June 30, 2021, Clean Energy Ventures received proceeds of $5.5 million and $17.7 million, respectively, and $42.9 million for both the three and nine months ended June 30, 2020, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,		June 30,
(Thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$2,182	$2,056	$6,547	$6,167	$1,211	$1,213	$3,633	$3,640
Interest cost	2,278	2,647	6,834	7,940	1,518	1,757	4,553	5,270
Expected return on plan assets	(5,037)	(5,145)	(15,112)	(15,434)	(1,625)	(1,628)	(4,873)	(4,883)
Recognized actuarial loss	2,862	2,606	8,585	7,818	1,978	1,861	5,933	5,582
Prior service cost (credit) amortization	25	25	76	76	(44)	(49)	(134)	(148)
Net periodic benefit cost	$2,310	$2,189	$6,930	$6,567	$3,038	$3,154	$9,112	$9,461

The Company does not expect to be required to make additional contributions to fund the pension plans during fiscal 2021 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the nine months ended June 30, 2021 and 2020.
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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company evaluates certain tax benefits that have been recorded in the financial statements for uncertainties. During fiscal 2019, the Company concluded that a portion of tax benefits were uncertain and recorded a reserve that was included in accrued taxes on the Unaudited Condensed Consolidated Balance Sheets. During fiscal 2021, a federal tax audit was completed and, as a result, the positions that the prior tax reserves related to are now considered effectively settled and the tax reserve has been released. As a result of the change in the Company's method of accounting for ITCs from the flow through method to the deferral method, which was effective October 1, 2020, the settlement of the reserve was recorded as an adjustment to nonutility plant and equipment, at cost on the Unaudited Condensed Consolidated Balance Sheets. The tax benefits related to fiscal tax years open to examination by the IRS may be subject to subsequent adjustments.

The reserve for uncertain tax benefits is as follows:

(Thousands)	June 30, 2021	September 30, 2020
Balance at October 1,	$4,930	$4,930
Settlements	(4,930)	—
Balance at period end	$—	$4,930
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

The CARES Act provides for the delay in the required deposit of the employer portion of the OASDI payroll tax from the date of enactment through the end of 2020. Of the taxes that the Company can defer, 50 percent of the deferred taxes are required to be deposited by the end of 2021 and the remaining 50 percent are required to be deposited by the end of 2022. Additionally, The CARES Act provides a refundable tax credit, the employee retention tax credit, to certain employers who are ordered by a competent governmental authority to suspend or reduce business operations due to concern about the spread of COVID-19 or suffered a significant decline in the business during a calendar quarter during 2020 compared to the same calendar quarter during the previous year. As of June 30, 2021 and September 30, 2020, the Company deferred approximately $5.1 million and $3.1 million, respectively, related to the employer portion of the OASDI tax.

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

Effective Tax Rate

The forecasted effective tax rates were 19.9 percent and 18.1 percent, for the nine months ended June 30, 2021 and 2020, respectively.

To the extent there are discrete tax items that are not included in the forecasted effective tax rate, the actual effective tax rate may differ from the estimated annual effective tax rate. During the nine months ended June 30, 2021, discrete items totaled approximately $11.8 million, related to the impairment of the equity method investment in PennEast, net of any recognized valuation allowance and excess tax expense associated with the vesting of share-based awards. During the nine months ended June 30, 2020, discrete items totaled approximately $2.3 million related to a revaluation of certain state deferred tax assets and liabilities as a result of a change in the New Jersey state apportionment factor and excess tax benefits associated with the vesting of share-based awards. NJR’s actual effective tax rate was 24.0 percent and 16.6 percent during the nine months ended June 30, 2021 and 2020, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Tax Items

As of September 30, 2020, the Company had federal income tax net operating losses of approximately $134.0 million. Federal net operating losses can generally be carried back two years and forward 20 years and will begin to expire in fiscal 2036, with the remainder expiring by 2038. During the nine months ended June 30, 2021, the Company exercised its ability to carryback these federal net operating losses to offset taxable income in prior periods.

For the net operating losses carried back, the Company estimated the portion of taxes considered refundable totaling approximately $22.8 million as of June 30, 2021 and September 30, 2020, which was recorded as a component of prepaid and accrued taxes and other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets. The remaining $24.1 million that the Company has determined not to be refundable in cash, was recaptured as ITCs that were previously utilized to offset expense.

As of June 30, 2021 and September 30, 2020, the Company has tax credit carryforwards of approximately $219.3 million and $195.2 million, respectively, which each have a life of 20 years. When the Company carried back the federal net operating losses noted above, it recaptured investment tax credits totaling approximately $24.1 million, which is included in the $219.3 million. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2035.

As of June 30, 2021 and September 30, 2020, the Company has state income tax net operating losses of approximately $465.7 million and $487.7 million, respectively. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred; these state carry-forward periods range from seven to 20 years and begin to expire in fiscal 2021, with the majority expiring after 2035. The Company expects to utilize this entire carryforward, other than as described below.

The impairment of the equity method investment in PennEast created potential net capital loss attributes totaling approximately $70.3 million, which can only be utilized to offset capital gains income, and can be carried back three years and forward five years prior to expiration.

As of June 30, 2021, the Company has a valuation allowance totaling $25.0 million comprised of approximately $17.6 million, related to the recognition of state net operating loss carryforwards in New Jersey and approximately $7.3 million related to potential capital loss carryforwards resulting from the impairment of the equity method investment in PennEast, which the Company believes may not be fully utilized prior to expiration. As of September 30, 2020, the Company had a valuation allowance totaling $17.6 million related to the state net operating loss carryforwards, as previously discussed.
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

Generally, the Company’s solar land leases terms are between 15 and 35 years and may include multiple options to extend the terms for an additional five to 10 years. The Company’s office leases vary in duration, ranging from one to 17 years and may or may not include extension or early purchase options. The majority of the Company’s meter leases are for terms of seven years with purchase options available prior to the end of the seven year term. Equipment leases include general office equipment that also vary in duration, most of which are for a term of five years. The Company's storage and capacity leases have assumed terms of 50 years to coincide with the expected useful lives of the cavern assets with which the leases are associated. The Company's lease terms may include options to extend, purchase the leased asset or terminate a lease and they are included in the lease liability calculation when it is reasonably certain that those options will be exercised. The Company has elected an accounting policy that exempts leases with an original term of one year or less from the recognition requirements of ASC 842, Leases.

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

The following table presents the Company's lease costs included in the Unaudited Condensed Consolidated Statements of Operations:

		Three Months Ended		Nine Months Ended
		June 30,		June 30,
(Thousands)	Income Statement Location	2021	2020	2021	2020
Operating lease cost (1)	Operation and maintenance	$2,366	1,650	5,811	4,761
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$640	$1,274	$3,077	$3,734
Interest on lease liabilities	Interest expense, net of capitalized interest	193	248	527	796
Total finance lease cost		833	1,522	3,604	4,530
Short-term lease cost	Operation and maintenance	127	95	381	721
Variable lease cost	Operation and maintenance	262	597	964	1,707
Total lease cost		$3,588	$3,864	$10,760	$11,719
(1)Net of capitalized costs.

The following table presents supplemental cash flow information related to leases:

	Nine Months Ended
	June 30,
(Thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$4,539	$4,133
Operating cash flows for finance leases	$984	$952
Financing cash flows for finance leases	$6,930	$5,505

There were no assets obtained or modified through amendments in exchange for operating lease liabilities during the three months ended June 30, 2021. Assets obtained or modified for operating lease liabilities totaled approximately $12.8 million during the nine months ended June 30, 2021, and totaled approximately $270,000 and $34.2 million during the three and nine months ended June 30, 2020, respectively.

There were no assets obtained or modified through finance lease liabilities during the three and nine months ended June 30, 2021 and during the three months ended June 30, 2020. Assets obtained or modified through finance lease liabilities totaled approximately $49.7 million during the nine months ended June 30, 2020.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the balance and classifications of the Company's right of use assets and lease liabilities included in the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	June 30, 2021	September 30, 2020
Assets
Noncurrent
Operating lease assets	Operating lease assets	$142,753	$131,769
Finance lease assets	Utility plant	13,853	71,085
Total lease assets		$156,606	$202,854
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$4,588	$6,724
Finance lease liabilities	Current maturities of long-term debt	5,625	10,416
Noncurrent
Operating lease liabilities	Operating lease liabilities	109,993	95,030
Finance lease liabilities	Long-term debt	15,761	63,743
Total lease liabilities		$135,967	$175,913

NJNG previously had a sale leaseback for its headquarters building with a 16-year term that would have expired in June 2037. On May 26, 2021, NJNG exercised a purchase option of the lease to acquire the building for $41.1 million, which is included in utility plant on the Unaudited Condensed Consolidated Balance Sheets. Following the purchase of the building, NJNG removed the present value of the future lease payments of $46.9 million, which was reflected within utility plant and $45.6 million as presented within finance lease liabilities on the Unaudited Condensed Consolidated Balance Sheets.

For operating lease assets and liabilities, the weighted average remaining lease term was 27.9 years and 25.5 years and the weighted average discount rate used in the valuation over the remaining lease term was 3.3 percent and 3.2 percent as of June 30, 2021 and September 30, 2020, respectively. For finance lease assets and liabilities as of June 30, 2021 and September 30, 2020, the weighted average remaining lease term was 3.6 years and 11.5 years, respectively, and the weighted average discount rate used in the valuation over the remaining lease term is 3.5 percent and 2.5 percent as of June 30, 2021 and September 30, 2020, respectively.

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through November 2038, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $157.5 million at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Commitments as of June 30, 2021, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2021	2022	2023	2024	2025	Thereafter
Energy Services:
Natural gas purchases	$134,318	$—	$—	$—	$—	$—
Storage demand fees	22,028	13,610	7,044	4,524	3,151	1,148
Pipeline demand fees	58,491	46,403	28,774	25,860	23,581	40,750
Sub-total Energy Services	$214,837	$60,013	$35,818	$30,384	$26,732	$41,898
NJNG:
Natural gas purchases	$23,788	$—	$—	$—	$—	$—
Storage demand fees	37,285	33,026	15,695	9,181	1,966	2,184
Pipeline demand fees	120,200	136,732	142,943	156,989	152,575	1,430,205
Sub-total NJNG	$181,273	$169,758	$158,638	$166,170	$154,541	$1,432,389
Total	$396,110	$229,771	$194,456	$196,554	$181,273	$1,474,287

Certain pipeline demand fees totaling approximately $4.0 million per year, for which Energy Services is the responsible party, will be paid for by the counterparty to a capacity release transaction beginning November 1, 2021 for a period of 10 years.

Legal Proceedings

Manufactured Gas Plant Remediation

NJNG is responsible for the remedial cleanup of certain former MGP sites, dating back to gas operations in the late 1800s and early 1900s, which contain contaminated residues from former gas manufacturing operations. NJNG is currently involved in administrative proceedings with the NJDEP and participating in various studies and investigations by outside consultants, to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted, under NJDEP regulations.

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

At September 30, 2020, the estimated total future expenditures for all former MGP sites will range from approximately $143.1 million to $181.7 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, NJNG recorded an MGP remediation liability and a corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets of approximately $136.9 million as of June 30, 2021, and approximately $150.6 million as of September 30, 2020, based on the most likely amount. The remediation liability at June 30, 2021, includes adjustments for actual expenditures during fiscal 2021. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if former MGP operations were active at the location. The preliminary assessment and site investigation activities are ongoing at the Aberdeen, NJ site location and based on initial findings will be moving to remedial investigation phase. The estimated costs to complete the preliminary assessment, site investigation and remedial investigation phases are included in the MGP remediation liability and corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to gather information to determine whether the obligation exists to undertake remedial action.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. On September 9, 2020, the BPU approved NJNG's increase in the RAC, which increased the annual recovery from $8.5 million to $9.7 million and was effective October 1, 2020. As of June 30, 2021, approximately $44.3 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

Under the forward sale agreements, a total of 1,212,120 common shares were borrowed from third parties and sold to the underwriters. Each forward sale agreement allowed the Company, at its election and prior to September 30, 2020, to physically settle the forward sale agreement by issuing common shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement, which was initially $40.0125 per share, or, alternatively, to settle the forward sale agreement in whole or in part through the delivery or receipt of shares or cash. The forward sale price was subjected to adjustment daily based on a floating interest rate factor and would decrease in respect of certain fixed amounts specified in the agreement, such as anticipated dividends.

On September 18, 2020, the Company amended its forward sale agreements to extend the maturity date of such forward sales agreements from September 30, 2020 to September 10, 2021. On March 3, 2021, the Company cash settled a portion of the forward sale agreement for a payout of approximately $388,000 in lieu of the issuance of 727,272 common shares. On May 26, 2021, the Company cash settled the rest of the forward sale agreements for a payout of approximately $2.4 million in lieu of the issuance of 484,848 common shares.

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

Information related to the Company's various reporting segments and other operations is detailed below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2021	2020	2021	2020
Operating revenues
Natural Gas Distribution
External customers	$127,626	$128,532	$633,522	$645,375
Clean Energy Ventures
External customers	13,381	13,396	26,227	25,603
Energy Services
External customers (1)	202,516	133,740	889,631	816,003
Intercompany	(922)	(197)	4,009	1,656
Storage and Transportation
External customers	10,999	11,143	36,703	29,949
Intercompany	650	720	1,976	2,062
Subtotal	354,250	287,334	1,592,068	1,520,648
Home Services and Other
External customers	13,071	12,163	38,002	36,694
Intercompany	241	206	660	947
Eliminations	31	(729)	(6,645)	(4,665)
Total	$367,593	$298,974	$1,624,085	$1,553,624
Depreciation and amortization
Natural Gas Distribution	$19,894	$18,269	$58,538	$53,186
Clean Energy Ventures	5,200	6,777	15,318	19,696
Energy Services (2)	28	28	83	84
Storage and Transportation	2,443	2,513	7,447	6,591
Subtotal	27,565	27,587	81,386	79,557
Home Services and Other	260	265	747	761
Eliminations	(58)	20	(156)	(293)
Total	$27,767	$27,872	$81,977	$80,025
Interest income (3)
Natural Gas Distribution	$90	$135	$248	$378
Clean Energy Ventures	—	—	240	—
Energy Services	11	10	11	99
Storage and Transportation	350	463	1,895	3,245
Subtotal	451	608	2,394	3,722
Home Services and Other	129	157	388	856
Eliminations	(233)	(618)	(709)	(2,524)
Total	$347	$147	$2,073	$2,054
(1)Includes sales to Canada for the Energy Services segment, which are immaterial.
(2)The amortization of acquired wholesale energy contracts is excluded above and is included in natural gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.
(3)Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2021	2020	2021	2020
Interest expense, net of capitalized interest
Natural Gas Distribution	$8,667	$7,455	$26,647	$22,760
Clean Energy Ventures	4,998	5,070	15,298	14,397
Energy Services	240	517	1,495	2,680
Storage and Transportation	2,937	1,843	10,497	10,286
Subtotal	16,842	14,885	53,937	50,123
Home Services and Other	1,902	427	4,746	1,264
Eliminations	—	(168)	—	(970)
Total	$18,744	$15,144	$58,683	$50,417
Income tax provision (benefit)
Natural Gas Distribution	$889	$939	$24,878	$29,276
Clean Energy Ventures	(1,448)	(384)	(7,248)	(8,352)
Energy Services	(8,805)	(8,909)	26,445	(606)
Storage and Transportation	(10,393)	1,646	(8,874)	3,453
Subtotal	(19,757)	(6,708)	35,201	23,771
Home Services and Other	415	(131)	474	2,044
Eliminations	557	72	2,038	173
Total	$(18,785)	$(6,767)	$37,713	$25,988
Equity in (loss) earnings of affiliates
Storage and Transportation	$(88,615)	$3,615	$(82,036)	$11,200
Eliminations	(618)	(402)	(1,718)	(1,009)
Total	$(89,233)	$3,213	$(83,754)	$10,191
Net financial earnings (loss)
Natural Gas Distribution	$1,581	$11,968	$131,589	$142,160
Clean Energy Ventures	(4,926)	(5,686)	(24,072)	(22,694)
Energy Services	(12,527)	(6,619)	85,501	(9,254)
Storage and Transportation	2,387	3,615	10,606	10,877
Subtotal	(13,485)	3,278	203,624	121,089
Home Services and Other	(384)	(582)	301	675
Eliminations	(279)	(14)	(2,812)	140
Total	$(14,148)	$2,682	$201,113	$121,904
Capital expenditures
Natural Gas Distribution	$150,642	$88,171	$327,127	$238,010
Clean Energy Ventures	10,661	41,182	51,545	110,968
Storage and Transportation	22,479	8,575	50,186	16,284
Subtotal	183,782	137,928	428,858	365,262
Home Services and Other	244	1,962	1,055	1,977
Total	$184,026	$139,890	$429,913	$367,239
Investments in equity investees
Storage and Transportation	$208	$225	$690	$1,491
Total	$208	$225	$690	$1,491

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's assets for the various business segments and business operations are detailed below:

(Thousands)	June 30, 2021	September 30, 2020
Assets at end of period:
Natural Gas Distribution	$3,617,354	$3,531,477
Clean Energy Ventures	851,755	814,277
Energy Services	273,460	244,836
Storage and Transportation	796,974	844,799
Subtotal	5,539,543	5,435,389
Home Services and Other	125,243	138,375
Intercompany assets (1)	(256,168)	(257,287)
Total	$5,408,618	$5,316,477
(1)Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2021	2020	2021	2020
Net financial (loss) earnings	$(14,148)	$2,682	$201,113	$121,904
Less:
Unrealized loss (gain) on derivative instruments and related transactions	21,862	23,712	13,627	(21,827)
Tax effect	(5,198)	(5,639)	(3,240)	5,189
Effects of economic hedging related to natural gas inventory	2,486	4,739	(12,255)	10,474
Tax effect	(591)	(1,126)	2,912	(2,489)
Impairment of equity method investment	92,000	—	92,000	—
Tax effect	(11,934)	—	(11,934)	—
NFE tax adjustment	(942)	294	980	257
Net (loss) income	$(111,831)	$(19,298)	$119,023	$130,300

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

NFE is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of natural gas, SRECs and foreign currency contracts. Consequently, to reconcile between net income and NFE, current period unrealized gains and losses on the derivatives are excluded from NFE as a reconciling item. Realized derivative gains and losses are also included in current period net income. However, NFE includes only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical natural gas flows. NFE also excludes impairment charges associated with equity method investments, which are a non-cash charge considered unusual in nature that occur infrequently and are not indicative of the Company's performance for its ongoing operations. Included in the tax effects are current and deferred income tax expense corresponding with the components of NFE. NJR also calculates a quarterly tax adjustment based on an estimated annual effective tax rate for NFE purposes.

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

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of June 30, 2021, Energy Services has entered into transactions with Steckman Ridge for varying terms, all of which expire by October 31, 2022.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2021	2020	2021	2020
Natural Gas Distribution	$1,687	$1,491	$4,760	$4,462
Energy Services	13	27	403	86
Total	$1,700	$1,518	$5,163	$4,548

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	June 30, 2021	September 30, 2020
Natural Gas Distribution	$776	$775
Energy Services	87	16
Total	$863	$791

NJNG and Energy Services have entered into various asset management agreements, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. As of June 30, 2021, NJNG and Energy Services had two asset management agreements with expiration dates of October 31, 2021 and March 31, 2022.

NJNG has entered into a 15-year transportation precedent agreement for committed capacity of 180,000 Dths per day and NJRES has entered into a 5-year, 50,000 Dths per day transportation precedent agreement with PennEast, both to commence when PennEast is placed in service.

NJNG has entered into a transportation precedent agreement with Adelphia Gateway for committed capacity of 130,000 Dths per day, which is expected to expire in October 2026.

Energy Services has a 5-year agreement for 3 Bcf of firm storage capacity with Leaf River, which is eliminated in consolidation and expires in March 2024. On February 19, 2021, Energy Services entered into a park and loan agreement with Leaf River for 330,000 Dths, which expired on April 30, 2021, the activity of which is eliminated in consolidation.

In March 2021, NJNG and Clean Energy Ventures entered into a 15-year sublease and PPA agreement related to an onsite solar array and the related energy output at the Company’s headquarters in Wall, New Jersey.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Net income (loss) by reporting segment and operations are as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2021		2020		2021		2020
Net income (loss)
Natural Gas Distribution	$1,581	(1)%	$11,968	(62)%	$131,589	111%	$142,160	109%
Clean Energy Ventures	(4,926)	4	(5,686)	29	(24,072)	(20)	(22,694)	(17)
Energy Services	(30,846)	28	(28,845)	149	83,688	70	(1,255)	(1)
Storage and Transportation	(77,679)	69	3,615	(19)	(69,460)	(58)	10,877	8
Home Services and Other	(384)	—	(582)	3	301	—	675	1
Eliminations (1)	423	—	232	—	(3,023)	(3)	537	—
Total	$(111,831)	100%	$(19,298)	100%	$119,023	100%	$130,300	100%
(1)    Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in net loss during the three months ended June 30, 2021, compared with the three months ended June 30, 2020, was driven primarily by the impairment of our equity method investment in PennEast and higher O&M costs within our Natural Gas Distribution and Energy Services segments. The decrease in net income during the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020, was driven primarily by the impairment of our equity method investment in PennEast, partially offset by increased earnings at Energy Services due to strong market demand related to the extreme cold weather during February 2021. The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

Assets by reporting segment and operations are as follows:

(Thousands)	June 30, 2021		September 30, 2020
Assets
Natural Gas Distribution	$3,617,354	67%	$3,531,477	66%
Clean Energy Ventures	851,755	16	814,277	15
Energy Services	273,460	5	244,836	5
Storage and Transportation	796,974	15	844,799	16
Home Services and Other	125,243	2	138,375	3
Intercompany assets (1)	(256,168)	(5)	(257,287)	(5)
Total	$5,408,618	100%	$5,316,477	100%
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets was due primarily to additional investment in utility plant in our Natural Gas Distribution segment, solar asset investments at Clean Energy Ventures and increased infrastructure spend in Storage and Transportation primarily related to the on-going conversion and construction of the southern end of Adelphia Gateway, along with an increase in accounts receivable at our Natural Gas Distribution and Energy Services segments, partially offset by the impairment of our equity method investment in PennEast and decreased gas in storage at Energy Services.

Non-GAAP Financial Measures

Our management uses NFE, a non-GAAP financial measure, when evaluating our operating results. Energy Services economically hedges its natural gas inventory with financial derivative instruments. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of the economic hedges with the physical sale of natural gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. To the extent we utilize forwards, futures, or other derivatives to hedge forecasted SREC production, unrealized gains and losses are also eliminated from NFE. NFE also excludes impairment charges associated with equity method investments, which are a non-cash charge considered unusual in nature that occur infrequently and are not indicative of the Company's performance for our ongoing operations. Included in the tax effects are current and deferred income tax expense corresponding with the components of NFE.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2021	2020	2021	2020
Net (loss)income	$(111,831)	$(19,298)	$119,023	$130,300
Add:
Unrealized loss (gain) on derivative instruments and related transactions	21,862	23,712	13,627	(21,827)
Tax effect	(5,198)	(5,639)	(3,240)	5,189
Effects of economic hedging related to natural gas inventory (1)	2,486	4,739	(12,255)	10,474
Tax effect	(591)	(1,126)	2,912	(2,489)
Impairment of equity method investment	92,000	—	92,000	—
Tax effect	(11,934)	—	(11,934)	—
NFE tax adjustment	(942)	294	980	257
Net financial (loss) earnings	$(14,148)	$2,682	$201,113	$121,904
Basic (loss) earnings per share	$(1.16)	$(0.20)	$1.24	$1.38
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.22	0.25	0.14	(0.23)
Tax effect	(0.05)	(0.06)	(0.03)	0.06
Effects of economic hedging related to natural gas inventory (1)	0.03	0.05	(0.13)	0.11
Tax effect	(0.01)	(0.01)	0.03	(0.03)
Impairment of equity method investment	0.95	—	0.95	—
Tax effect	(0.12)	—	(0.12)	—
NFE tax adjustment	(0.01)	—	0.01	—
Basic NFE per share	$(0.15)	$0.03	$2.09	$1.29
(1)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reporting segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2021		2020		2021		2020
Net financial earnings (loss)
Natural Gas Distribution	$1,581	(11)%	$11,968	446%	$131,589	65%	$142,160	117%
Clean Energy Ventures	(4,926)	35	(5,686)	(212)	(24,072)	(12)	(22,694)	(19)
Energy Services	(12,527)	89	(6,619)	(247)	85,501	43	(9,254)	(8)
Storage and Transportation	2,387	(17)	3,615	135	10,606	5	10,877	9
Home Services and Other	(384)	3	(582)	(22)	301	—	675	1
Eliminations (1)	(279)	1	(14)	—	(2,812)	(1)	140	—
Total	$(14,148)	100%	$2,682	100%	$201,113	100%	$121,904	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in NFE during the three months ended June 30, 2021, compared with the three months ended June 30, 2020, was due primarily to increased O&M at our Natural Gas Distribution and Energy Services segments. The increase in NFE during the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020, was due primarily to increased earnings at Energy Services as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated retail natural gas service throughout Burlington, Middlesex, Monmouth, Morris and Ocean counties in New Jersey to approximately 562,700 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, including those risks associated with COVID-19 and may include but is not limited to impacts to customer growth and customer usage, customer collections, the timing and costs of capital expenditures and construction of infrastructure projects, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. In addition, NJNG may be subject to adverse economic conditions, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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
Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated pipeline integrity management and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals, for the nine months ended June 30, 2021, and estimates of expected investments for fiscal 2021 and 2022:

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

On March 31, 2021, NJNG filed a petition with the BPU requesting the final base rate increase of approximately $311,000 for the recovery associated with NJ RISE and SAFE II capital investments cost of approximately $3.4 million made through June 30, 2021. On June 22, 2021, this filing was consolidated with the 2021 base rate case and on July 30, 2021, was updated for actual information through June 30, 2021. Changes to base rates are anticipated to be effective concurrent with the base rate case request.

Southern Reliability Link

The SRL is an approximately 30-mile, 30-inch transmission main designed to support improved system reliability and integrity in the southern portion of NJNG’s service territory. Construction began on the project in December 2018 and is estimated to cost between $290 million and $310 million upon completion. On March 30, 2021, NJNG filed a base rate case with the BPU requesting rate recovery for SRL and other infrastructure investments. SRL is expected to be placed in service during August 2021.
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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG's total customers include the following:

	June 30, 2021	June 30, 2020
Firm customers
Residential	500,923	493,322
Commercial, industrial & other	30,789	29,810
Residential transport	22,030	22,840
Commercial transport	8,895	9,240
Total firm customers	562,637	555,212
Other	106	51
Total customers	562,743	555,263

During the nine months ended June 30, 2021 and 2020, respectively, NJNG added 5,448 and 5,879 new customers. NJNG expects these new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $3.9 million to utility gross margin during fiscal 2021.

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

Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives designed to encourage the installation of high-efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two- to 10-year period through a tariff rider mechanism. On March 3, 2021, the BPU approved a three-year SAVEGREEN program consisting of approximately $126.1 million of direct investment, $109.4 million in financing options, and approximately $23.4 million in operation and maintenance expenses, which resulted in a $15.6 million annual recovery increase, effective July 1, 2021.

On May 29, 2020, NJNG filed a petition with the BPU for a slight decrease in its EE recovery rate. Throughout the course of the proceeding, NJNG updated the filing with additional actual information. Based on the updated information, the BPU approved NJNG to maintain its existing rate, which will result in an annual recovery of approximately $11.4 million, effective November 1, 2020.

On June 11, 2021, NJNG submitted its annual cost recovery filing for the SAVEGREEN programs established from 2010 through 2018. If approved, the proposed rate increase will increase annual recoveries by $2.2 million, effective October 1, 2021.

The following table summarizes, loans, grants, rebates and related investments as of:

(Thousands)	June 30, 2021	September 30, 2020
Loans	$129,800	$119,400
Grants, rebates and related investments	84,600	80,500
Total	$214,400	$199,900

Program recoveries from customers during the nine months ended June 30, 2021 and 2020, were $10.2 million and $9.8 million, respectively. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.6 percent to 10.3 percent.

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

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2021	2020	2021	2020
Weather (1)	$483	$(5,261)	$13,273	$17,883
Usage	2,784	3,061	(461)	1,783
Total	$3,267	$(2,200)	$12,812	$19,666
(1)Compared with the 20-year average, weather was 3.1 percent warmer-than-normal and 21.9 percent colder-than-normal during the three months ended June 30, 2021 and 2020, respectively and 6.1 percent warmer-than-normal and 7.6 percent warmer-than-normal during the nine months ended June 30, 2021 and 2020, respectively.

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

On May 28, 2021, NJNG submitted its annual petition to modify its BGSS, balancing charge and CIP rates. The proposed rate changes result in a $2.9 million increase to the annual revenues credited to BGSS, a $13.0 million annual increase related to its balancing charge, as well as changes to CIP rates, which result in a $1.6 million annual recovery decrease, effective October 1, 2021.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Utility gross margin from incentive programs was $3.3 million and $2.4 million during the three months ended June 30, 2021 and 2020, respectively, and $10.0 million and $6.7 million during the nine months ended June 30, 2021 and 2020, respectively.

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
(1) Data source from Standard & Poor's Financial Services, LLC Global Platts.

The maximum price per MMBtu was $14.57 and $5.59 and the minimum price was $0.28 and $0.68 for the nine months ended June 30, 2021 and 2020, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Operating Results and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On April 7, 2021, the BPU approved on a final basis NJNG's annual SBC application to recover remediation expenses, including an increase in the RAC, of approximately $1.3 million annually and an increase to the NJCEP factor, of approximately $6.0 million, which was effective May 1, 2021.

On June 25, 2021, NJNG filed its annual USF compliance filing proposing an increase to the statewide USF rate, which will result in an annual increase of approximately $4.9 million, effective October 1, 2021.

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $136.9 million as of June 30, 2021, a decrease of $13.7 million compared with the prior fiscal period.

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if former MGP operations were active at the location. The preliminary assessment and site investigation activities are ongoing at the Aberdeen, NJ site location and based on initial findings will be moving to remedial investigation phase. The costs associated with preliminary assessment, site investigation and remedial investigation activities are considered immaterial and are included as a component of NJNG’s annual SBC application to recover remediation expenses. We will continue to gather information to further refine and enhance its estimate of potential costs for this site as it becomes available. See Note 13. Commitments and Contingent Liabilities for a more detailed description.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 4. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2021	2020	2021	2020
Operating revenues	$127,626	$128,532	$633,522	$645,375
Operating expenses
Natural gas purchases (1)	44,111	48,116	221,872	258,194
Operation and maintenance	51,679	39,344	148,268	115,344
Regulatory rider expense	5,456	5,464	34,570	32,536
Depreciation and amortization	19,894	18,269	58,538	53,186
Total operating expenses	121,140	111,193	463,248	459,260
Operating income	6,486	17,339	170,274	186,115
Other income, net	4,651	3,023	12,840	8,081
Interest expense, net of capitalized interest	8,667	7,455	26,647	22,760
Income tax provision	889	939	24,878	29,276
Net income	$1,581	$11,968	$131,589	$142,160
(1)Includes related party transactions of approximately $2.3 million and $2.5 million for the three months ended June 30, 2021 and 2020, respectively, and $10.7 million and $9.2 million for the nine months ended June 30, 2021 and 2020, respectively, the majority of which is eliminated in consolidation.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Revenues and Natural Gas Purchases

During the three months ended June 30, 2021, compared with the three months ended June 30, 2020, operating revenues decreased by 0.7 percent and natural gas purchases decreased 8.3 percent. During the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020, operating revenues decreased by 1.8 percent and natural gas purchases decreased 14.1 percent.

The factors contributing to the increases and decreases in operating revenues and natural gas purchases are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021 v. 2020		2021 v. 2020
(Thousands)	Operating revenues	Natural gas purchases	Operating revenues	Natural gas purchases
Firm sales	$(7,930)	$(4,050)	$23,288	$8,094
BGSS incentives	4,209	3,351	(1,473)	(4,707)
SAFE II/NJ RISE	1,279	—	6,291	—
Base rate impact	—	—	5,076	—
CIP adjustments	5,467	—	(6,854)	—
Average BGSS rates	(3,347)	(3,347)	(18,238)	(18,238)
Bill credits	—	—	(20,590)	(20,590)
Other (1)	(584)	41	647	(881)
Total decrease	$(906)	$(4,005)	$(11,853)	$(36,322)
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

Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure to NJNG's utility gross margin, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2021	2020	2021	2020
Operating revenues	$127,626	$128,532	$633,522	$645,375
Less:
Natural gas purchases	44,111	48,116	221,872	258,194
Regulatory rider expense	5,456	5,464	34,570	32,536
Utility gross margin	$78,059	$74,952	$377,080	$354,645

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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2021		2020		2021		2020
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$48,333	6.6	$47,002	7.7	$258,776	42.9	$244,625	41.2
Commercial, industrial and other	14,282	1.2	11,668	1.2	54,372	7.9	49,739	7.6
Firm transportation	11,186	2.5	12,655	2.3	51,352	12.1	49,783	11.7
Total utility firm gross margin/throughput	73,801	10.3	71,325	11.2	364,500	62.9	344,147	60.5
BGSS incentive programs	3,260	24.9	2,402	28.2	9,952	74.4	6,718	84.3
Interruptible/off-tariff agreements	998	5.4	1,225	5.2	2,628	10.7	3,780	18.9
Total utility gross margin/throughput	$78,059	40.6	$74,952	44.6	$377,080	148.0	$354,645	163.7

Utility Firm Gross Margin

Utility firm gross margin increased $2.5 million during the three months ended June 30, 2021, compared with the three months ended June 30, 2020, due primarily to increased returns on infrastructure programs related to SAFE II and NJ RISE. Utility firm gross margin increased $20.4 million during the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020, due primarily to the increase in base rates, along with increased returns on infrastructure programs as previously discussed.

BGSS Incentive Programs

The factors contributing to the change in utility gross margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2021 v. 2020	2021 v. 2020
Off-system sales	$141	$908
Storage	640	2,389
Capacity release	77	(63)
Total increase	$858	$3,234

The increase in BGSS incentive programs during the three and nine months ended June 30, 2021, compared with the three and nine months ended June 30, 2020, was due primarily to improved opportunities for storage incentive compared with the prior year along with increased margins from off-system sales.

Operation and Maintenance Expense

O&M expense increased $12.3 million and $32.9 million during the three and nine months ended June 30, 2021, compared with the three and nine months ended June 30, 2020, respectively, due primarily to increased compensation, information technology expenditures and bad debt expenses.

Depreciation Expense

Depreciation expense increased $1.6 million and $5.4 million during the three and nine months ended June 30, 2021, compared with the three and nine months ended June 30, 2020, respectively, as a result of additional utility plant being placed into service.

Interest Expense

Interest expense increased $1.2 million and $3.9 million during the three and nine months ended June 30, 2021, compared with the three and nine months ended June 30, 2020, respectively, due primarily to increased outstanding long-term debt.

Other Income

Other income increased $1.6 million and $4.8 million during the three and nine months ended June 30, 2021, compared with the three and nine months ended June 30, 2020, respectively, due primarily to increased AFUDC earned on infrastructure projects.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Income Tax Provision

Income tax provision remained relatively unchanged during the three months ended June 30, 2021, compared with the three months ended June 30, 2020. Income tax provision decreased $4.4 million during the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020, due to lower operating income.

Net Income

Net income decreased $10.4 million and $10.6 million during the three and nine months ended June 30, 2021, respectively, compared with the three and nine months ended June 30, 2020, due primarily to increased O&M, depreciation and interest expenses, as previously discussed.
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

The primary contributors toward the value of qualifying clean energy projects are tax incentives and RECs. Changes in the federal statutes related to the ITC and/or relevant state legislation and regulatory policies affecting the market for solar renewable energy credits, could significantly affect future results.

Solar

Solar projects placed in service and related expenditures are as follows:

	Three Months Ended
	June 30,
($ in Thousands)	2021			2020
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected	—	—	$—	3	32.0	$53,771
Net-metered:
Commercial	—	—	—	—	—	50
Residential	134	1.5	4,001	90	1.2	3,291
Total placed in service	134	1.5	$4,001	93	33.2	$57,112

	Nine Months Ended
	June 30,
($ in Thousands)	2021				2020
Placed in service	Projects	MW	Costs		Projects	MW	Costs
Grid-connected	2	5.6	$9,175	(1)	6	54.9	$105,863
Net-metered:
Commercial	—	—	—		—	—	50
Residential	260	2.8	7,830		371	4.2	12,376
Total placed in service	262	8.4	$17,005		377	59.1	$118,289
(1)Includes an operational 2.9 MW commercial solar project acquired in December 2020.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Since inception, Clean Energy Ventures has constructed a total of 365.8 MW of solar capacity. Projects that were placed in service through December 31, 2019, qualified for a 30-percent federal ITC. The credit declined to 26 percent for property under construction during 2020 and was originally scheduled to decline to 22 percent for property under construction during 2021 and 10 percent for any property that is under construction after 2021. On December 27, 2020, the 26 percent federal ITC was extended through the end of 2022. The credit declines to 22 percent after 2022 and to 10 percent after 2023.

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

Clean Energy Ventures may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. The Company will continue to operate the solar assets and are responsible for related expenses and entitled to retain the revenue generated from SRECs, TRECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first 5 years of in-service life, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. During the nine months ended June 30, 2021 and 2020, Clean Energy Ventures received proceeds of $17.7 million and $42.9 million, respectively, in connection with the sale leaseback of commercial solar assets.

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

SREC and TREC activity consisted of the following:	Nine Months Ended
	June 30,
	2021		2020
	SRECs	TRECs	SRECs
Inventory balance as of October 1,	35,011	9,270	53,395
RECs generated	275,271	21,206	253,649
RECs delivered	(32,495)	(8,485)	(62,680)
Inventory balance as of June 30,	277,787	21,991	244,364

The average SREC sales price was $201 and $189 during the nine months ended June 30, 2021 and 2020, respectively, and the average TREC price was $145 during the nine months ended June 30, 2021.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Clean Energy Ventures hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2021	97%
2022	97%
2023	97%
2024	93%
2025	37%
2026	10%
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

Operating Results

Clean Energy Ventures’ financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2021	2020	2021	2020
Operating revenues	$13,381	$13,396	$26,227	$25,603
Operating expenses
Operation and maintenance	9,469	7,542	26,930	22,355
Depreciation and amortization	5,200	6,777	15,318	19,696
Total operating expenses	14,669	14,319	42,248	42,051
Operating loss	(1,288)	(923)	(16,021)	(16,448)
Other expense, net	(88)	(77)	(1)	(201)
Interest expense, net	4,998	5,070	15,298	14,397
Income tax benefit	(1,448)	(384)	(7,248)	(8,352)
Net loss	$(4,926)	$(5,686)	$(24,072)	$(22,694)

Operating Revenues

Operating revenues remained relatively flat during the three months ended June 30, 2021, compared with the three months ended June 30, 2020. Operating revenues increased $624,000 during the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020, due primarily to the recognition of TREC revenue, which was not present during the same period in the prior year.

Operation and Maintenance Expense

O&M expense increased $1.9 million and $4.6 million during the three and nine months ended June 30, 2021, compared with the three and nine months ended June 30, 2020, respectively, due primarily to increased project maintenance, lease and information technology expenses.

Depreciation Expense

Depreciation expense decreased $1.6 million and $4.4 million during the three and nine months ended June 30, 2021, compared with the three and nine months ended June 30, 2020, respectively, primarily due to the change in estimated useful lives of our commercial solar assets, effective July 1, 2020.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Income Tax Benefit

Income tax benefit increased $1.1 million during the three months ended June 30, 2021, compared with the three months ended June 30, 2020, due primarily to a higher operating loss. Income tax benefit decreased $1.1 million during the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020, due primarily to a decrease in the state tax rate resulting from tax reform in New Jersey.

Net Loss

Net loss decreased $760,000 during the three months ended June 30, 2021, compared with the three months ended June 30, 2020, due primarily to decreased depreciation expense and increased tax benefit, partially offset by higher O&M, as previously discussed. Net loss increased $1.4 million during the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020, due primarily to the increased O&M and interest expense, partially offset by decreased depreciation expense, as previously discussed.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Energy Services’ financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2021	2020	2021	2020
Operating revenues (1)	$201,594	$133,543	$893,640	$817,659
Operating expenses
Natural gas purchases (including demand charges (2)(3))	237,011	167,061	741,128	803,697
Operation and maintenance	4,066	3,753	41,080	13,313
Depreciation and amortization	28	28	83	84
Total operating expenses	241,105	170,842	782,291	817,094
Operating (loss) income	(39,511)	(37,299)	111,349	565
Other income, net	100	62	279	254
Interest expense, net	240	517	1,495	2,680
Income tax (benefit) provision	(8,805)	(8,909)	26,445	(606)
Net (loss) income	$(30,846)	$(28,845)	$83,688	$(1,255)
(1)Includes related party transactions of approximately $921,000 and $197,000 for the three months ended June 30, 2021 and 2020, respectively, and $4.0 million and $1.7 million for the nine months ended June 30, 2021 and 2020, respectively, which are eliminated in consolidation.
(2)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to ten years.
(3)Includes related party transactions of approximately $226,000 and $46,000 for the three months ended June 30, 2021 and 2020, respectively, and $616,000 and $137,000 for the nine months ended June 30, 2021 and 2020, respectively, a portion of which is eliminated in consolidation.

Energy Services' portfolio of financial derivative instruments are composed of:

	Nine Months Ended
	June 30,
(in Bcf)	2021	2020
Net short futures contracts	22.6	40.7

Operating Revenues and Natural Gas Purchases

Operating revenues increased $68.1 million and natural gas purchases increased $70.0 million during the three months ended June 30, 2021, compared with the three months ended June 30, 2020. Operating revenues increased $76.0 million and natural gas purchases decreased $62.6 million during the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020. The increases during the three and nine months were due primarily to increased natural gas price and volumes compared to the prior period, along with volatility related to the extreme weather in the mid-continent and southern regions of the U.S. during February 2021. The decrease in gas purchases during the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020, was due primarily to the timing of injections and withdrawals for natural gas in storage.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operation and Maintenance Expense

O&M expense increased $313,000 during the three months ended June 30, 2021, compared with the three months ended June 30, 2020, due primarily to increased compensation costs. O&M expense increased $27.8 million during the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020, due primarily to increased compensation costs, charitable contributions and bad debt expense.

Income Tax (Benefit) Provision

Income tax benefit remained relatively flat during the three months ended June 30, 2021, compared with the three months ended June 30, 2020. Income tax provision increased $27.1 million during the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020, due primarily to increased operating income related to increased natural gas price volatility during February 2021, as discussed above.

Net (Loss) Income

Net loss increased $2.0 million during the three months ended June 30, 2021, compared with the three months ended June 30, 2020, due primarily to increased natural gas costs and higher O&M expenses, as previously discussed. Net income increased $84.9 million during the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020, due primarily to increased operating income, partially offset by higher O&M expenses, as previously discussed.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Financial Margin

The following table is a computation of Energy Services' financial margin:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2021	2020	2021	2020
Operating revenues (1)	$201,594	$133,543	$893,640	$817,659
Less: Natural gas purchases	237,011	167,061	741,128	803,697
Add:
Unrealized loss (gain) on derivative instruments and related transactions	22,784	24,034	13,351	(21,306)
Effects of economic hedging related to natural gas inventory (2)	2,486	4,739	(12,255)	10,474
Financial margin	$(10,147)	$(4,745)	$153,608	$3,130
(1)Includes unrealized (gains) losses related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $(920,000) and $(322,000) for the three months ended June 30, 2021 and 2020, respectively, and $277,000 and $(521,000) for the nine months ended June 30, 2021 and 2020, respectively.
(2)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

A reconciliation of operating income, the closest GAAP financial measure, to Energy Services' financial margin is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2021	2020	2021	2020
Operating (loss) income	$(39,511)	$(37,299)	$111,349	$565
Add:
Operation and maintenance	4,066	3,753	41,080	13,313
Depreciation and amortization	28	28	83	84
Subtotal	(35,417)	(33,518)	152,512	13,962
Add:
Unrealized loss (gain) on derivative instruments and related transactions	22,784	24,034	13,351	(21,306)
Effects of economic hedging related to natural gas inventory	2,486	4,739	(12,255)	10,474
Financial margin	$(10,147)	$(4,745)	$153,608	$3,130

Financial margin decreased $5.4 million during the three months ended June 30, 2021, compared with the three months ended June 30, 2020, due primarily to timing of settlement of certain transportation and storage options. Financial margin increased $150.5 million during the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020, due primarily to volatility related to the extreme weather in the mid-continent and southern regions of the U.S. during February 2021, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Net Financial Earnings

A reconciliation of Energy Services' net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2021	2020	2021	2020
Net (loss) income	$(30,846)	$(28,845)	$83,688	$(1,255)
Add:
Unrealized loss (gain) on derivative instruments and related transactions	22,784	24,034	13,351	(21,306)
Tax effect (1)	(5,418)	(5,715)	(3,175)	5,065
Effects of economic hedging related to natural gas inventory	2,486	4,739	(12,255)	10,474
Tax effect	(591)	(1,126)	2,912	(2,489)
Net income to NFE tax adjustment	(942)	294	980	257
Net financial (loss) earnings	$(12,527)	$(6,619)	$85,501	$(9,254)
(1)Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $218,000 and $76,000 for the three months ended June 30, 2021 and 2020, respectively, and $(66,000) and $124,000 for the nine months ended June 30, 2021 and 2020, respectively.

Net financial loss increased $5.9 million during the three months ended June 30, 2021, compared with the three months ended June 30, 2020, due primarily to lower financial margin, as previously discussed. NFE increased $94.8 million during the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020, due primarily to higher financial margin, as previously discussed.

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

Our Storage and Transportation segment is comprised of a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates and a 20 percent ownership interest in PennEast, a natural gas pipeline through our subsidiary, NJR Pipeline Company. NJR Pipeline Company acquired 100 percent of Leaf River for $367.5 million, on October 11, 2019. Leaf River owns and operates a 32.2 million Dth salt dome natural gas storage facility that operates under market-based rates. In addition, on January 13, 2020, Adelphia Gateway, acquired all of Talen’s membership interests in IEC, an existing 84-mile pipeline in southeastern Pennsylvania, including related assets and rights of way, for a base purchase price of $166.0 million. Adelphia Gateway operates under cost of service rates but can enter into negotiated rates with counterparties. The northern portion of the pipeline was operational upon acquisition and it currently serves two natural gas generation facilities. On October 5, 2020, we received a partial Notice to Proceed with construction from FERC and have begun the conversion of the southern zone of the pipeline to natural gas. On May 27, 2021, Adelphia received order for Notice to Proceed on all remaining sections of the southern zone construction.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NJR Pipeline Company owns a 20 percent interest in PennEast, a partnership whose purpose is to construct and operate a 120-mile natural gas pipeline that will extend from northeast Pennsylvania to western New Jersey. PennEast received a Certificate of Public Convenience and Necessity for the project from FERC on January 19, 2018.

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

On January 30, 2020, PennEast filed an amendment with FERC to construct the PennEast pipeline in two phases. Phase one consists of construction of a 68-mile pipeline in Pennsylvania from the eastern Marcellus Shale region in Luzerne County that would end in Northampton County. Phase two includes construction of the remaining original certificated route in Pennsylvania and New Jersey. Construction is expected to begin following approval by FERC of the phased approach and receipt of any remaining governmental and regulatory permits. As of June 30, 2021 the matter is still pending review and approval by FERC.

On February 18, 2020, PennEast filed a writ of certiorari with the Supreme Court to review the September 10, 2019 Third Circuit decision. On February 3, 2021, the Supreme Court granted the petition for a writ of certiorari and the matter was argued on April 28, 2021.

On June 29, 2021, the Supreme Court ruled in favor of PennEast reversing the earlier decision by the Third Circuit on the use of eminent domain to acquire state owned lands for pipeline construction and remanding the case back to the Third Circuit for further proceedings.

Despite the favorable outcome from the Supreme Court, PennEast continues to experience regulatory and legal challenges resulting in continued delays preventing the commencement of construction and commercial operation of the project. As a result, we evaluated our equity investment in PennEast for impairment as of June 30, 2021, and determined that it was other-than-temporarily impaired. We estimated the fair value of our investment in PennEast using probability weighted scenarios assigned to discounted future cash flows. The impairment is the result of management's estimates and assumptions regarding the likelihood of certain outcomes related to required regulatory approvals and pending legal matters, the timing of which remains uncertain, the timing and magnitude of construction costs and in-service dates, the evaluation of the current environmental and political climate as it relates to interstate pipeline development, and transportation capacity revenues and discount rates.

Based upon this analysis on June 30, 2021, we recognized an other-than-temporary impairment charge of $92.0 million, or approximately $72.7 million, net of income taxes. The other-than-temporary impairment is recorded in equity in (losses) earnings from affiliates in the Unaudited Condensed Consolidated Statements of Operations.

It is possible that future developments, including changes to the likelihood of successful outcomes for regulatory approvals and legal matters, construction costs and changes to the timing of construction and operation of the project, forecasted revenues and operating costs, and other further delays could result in a different fair value and the recognition of additional impairment charges.

As of June 30, 2021, our investments in Steckman Ridge and PennEast were $111.5 million and $5.5 million, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

The financial results of our Storage and Transportation segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2021	2020	2021	2020
Operating revenues (1)	$11,649	$11,863	$38,679	$32,011
Operating expenses
Natural gas purchases	327	464	798	1,003
Operation and maintenance	6,689	6,430	20,370	17,402
Depreciation and amortization	2,443	2,513	7,447	6,591
Total operating expenses	9,459	9,407	28,615	24,996
Operating income	2,190	2,456	10,064	7,015
Other income, net	1,290	1,033	4,135	6,401
Interest expense, net	2,937	1,843	10,497	10,286
Income tax (benefit) provision	(10,393)	1,646	(8,874)	3,453
Equity in earnings of affiliates	(88,615)	3,615	(82,036)	11,200
Net (loss) income	$(77,679)	$3,615	$(69,460)	$10,877
(1)Includes related party transactions of approximately $650,000 and $720,000 for the three months ended June 30, 2021 and 2020, respectively, and $2.0 million and $2.1 million for the nine months ended June 30, 2021 and 2020, respectively, which are eliminated in consolidation.

Operating Revenues

Operating revenues remained relatively flat during the three months ended June 30, 2021, compared with the three months ended June 30, 2020. Operating revenues increased $6.7 million during the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020, due to increased operating revenues at Leaf River and Adelphia Gateway.

Equity in earnings of affiliates decreased $92.2 million and $93.2 million during the three and nine months ended June 30, 2021, compared with the three and nine months ended June 30, 2020, respectively, due primarily to the impairment of our equity method investment in PennEast.

Operation and Maintenance Expense

O&M increased $259,000 and $3.0 million during the three and nine months ended June 30, 2021, compared with the three and nine months ended June 30, 2020, respectively, due primarily to operations of Adelphia Gateway and increases at Leaf River.

Depreciation Expense

Depreciation expense remained relatively flat during the three months ended June 30, 2021, compared with the three months ended June 30, 2020. Depreciation expense increased $856,000 during the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020, due primarily to operations of Adelphia Gateway during the nine months ended June 30, 2021, that were not present in the first quarter of fiscal 2020.

Interest Expense

Interest expense increased $1.1 million and $211,000 during the three and nine months ended June 30, 2021, compared with the three and nine months ended June 30, 2020, respectively, due primarily to higher interest expense related to the acquisition of Leaf River and Adelphia during fiscal 2020.

Net Income

Net income decreased $81.3 million and $80.3 million during the three and nine months ended June 30, 2021, compared with the three and nine months ended June 30, 2020, respectively, due primarily to the impairment of our equity method investment in PennEast, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Non-GAAP Financial Measures

Management uses NFE, a non-GAAP financial measure, when evaluating the operating results of our Storage and Transportation segment. We feel that the impairment of our equity method investment in PennEast is a special item that is not indicative of our ongoing performance and its impact has been excluded for NFE purposes. The details of such adjustments can be found in the table below. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure. A reconciliation of Storage and Transportations' net income, the most directly comparable GAAP financial measure to NFE is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2021	2020	2021	2020
Net (loss) income	$(77,679)	$3,615	$(69,460)	$10,877
Add:
Impairment of equity method investment	92,000	—	92,000	—
Tax effect	(11,934)	—	(11,934)	—
Net financial earnings	$2,387	$3,615	$10,606	$10,877

NFE decreased $1.2 million during the three months ended June 30, 2021, compared with the three months ended June 30, 2020, due primarily to increased interest expense, as previously discussed. NFE decreased $271,000 during the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020, due primarily to increased O&M and depreciation expense, partially offset by increased operating revenue at Leaf River and Adelphia Gateway, as previously discussed.
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

Operating Results

The condensed financial results of Home Services and Other are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2021	2020	2021	2020
Operating revenues	$13,312	$12,369	$38,662	$37,641
Operation and maintenance	$10,216	$11,686	$29,791	$31,145
Interest expense, net	$1,902	$427	$4,746	$1,264
Income tax provision (benefit)	$415	$(131)	$474	$2,044
Net (loss) income	$(384)	$(582)	$301	$675

Operating Revenues

Operating revenues increased $943,000 and $1.0 million during the three and nine months ended June 30, 2021, compared with the three and nine months ended June 30, 2020, respectively, due primarily to increased service contract and installation revenue at NJRHS.

Interest Expense, net

Interest expense increased $1.5 million and $3.5 million during the three and nine months ended June 30, 2021, compared with the three and nine months ended June 30, 2020, respectively, due primarily to increased debt at NJR.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Net (Loss) Income

Net loss decreased $198,000 during the three months ended June 30, 2021, compared with the three months ended June 30, 2020, due primarily to increased operating revenues as previously discussed along with decreased O&M, partially offset by higher interest and tax expense. Net income decreased $374,000 during the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020, due primarily to increased shared corporate costs, information technology costs and interest expense, partially offset by the related decrease in tax expense.
Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each business segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

Our consolidated capital structure was as follows:

	June 30, 2021	September 30, 2020
Common stock equity	41%	43%
Long-term debt	54	53
Short-term debt	5	4
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $4.0 million of equity through the DRP by issuing 30,000 shares of common stock during the three months ended June 30, 2021 and raised $5.7 million during the three months ended June 30, 2020 by issuing 185,000 shares of treasury stock. NJR raised approximately $11.5 million of equity through the DRP by issuing 54,000 shares of common stock and approximately 140,000 shares of treasury stock during the nine months ended June 30, 2021, and raised $14.5 million during the nine months ended June 30, 2020, by issuing approximately 408,000 shares of treasury stock. There were no shares of common stock issued through the waiver discount feature of the DRP during the three and nine months ended June 30, 2021 and 2020.

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

On September 18, 2020, we amended our forward sale agreements to extend the maturity date of such forward sales agreements from September 30, 2020 to September 10, 2021. On March 3, 2021, we cash settled a portion of the forward sale agreement for a payout of approximately $388,000 in lieu of the issuance of 727,272 common shares. On May 26, 2021, we cash settled the rest of the forward sale agreements for a payout of approximately $2.4 million in lieu of the issuance of 484,848 common shares.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of June 30, 2021, we had repurchased a total of approximately 17.1 million of those shares and may repurchase an additional 2.4 million shares under the approved program. There were no shares repurchased during the nine months ended June 30, 2021 and 2020.

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

We believe that as of June 30, 2021, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of June 30, 2021, NJR had revolving credit facilities totaling $425 million, with $289.6 million available under the facilities.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of June 30, 2021, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $197.8 million.

Short-term borrowings were as follows:

	Three Months Ended	Nine Months Ended
(Thousands)	June 30, 2021
NJR
Notes Payable to banks:
Balance at end of period	$124,800	$124,800
Weighted average interest rate at end of period	0.87%	0.87%
Average balance for the period	$68,449	$105,586
Weighted average interest rate for average balance	1.04%	1.04%
Month end maximum for the period	$153,000	$153,000
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$51,500	$51,500
Weighted average interest rate at end of period	0.17%	0.17%
Average balance for the period	$4,398	$1,661
Weighted average interest rate for average balance	0.11%	0.07%
Month end maximum for the period	$51,500	$51,500

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

NJR

Based on its average borrowings during the three and nine months ended June 30, 2021, NJR's average interest rate was 1.04 percent and 1.04 percent, resulting in interest expense of approximately $178,000 and $821,000, respectively.

As of June 30, 2021, NJR had eight letters of credit outstanding totaling $10.6 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

As noted above, based on its average borrowings during the three and nine months ended June 30, 2021, NJNG's average interest rate was 0.11 percent and 0.07 percent, respectively. NJNG's interest expense was immaterial for the three and nine months ended June 30, 2021.

As of June 30, 2021, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Long-Term Debt

NJR

As of June 30, 2021, NJR had the following outstanding:

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

NJNG

As of June 30, 2021, NJNG's long-term debt consisted of $1.1 billion in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2060, and $15.8 million in finance leases with various maturities ranging from 2021 to 2037.

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

Sale Leaseback

NJNG

NJNG received $4.0 million during fiscal 2020, in connection with the sale leaseback of its natural gas meters. NJNG records a capital lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.2 million for both the nine months ended June 30, 2021 and 2020. There were no natural gas meter sale leasebacks recorded during the nine months ended June 30, 2021.

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are considered failed sale leasebacks for accounting purposes and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from SREC and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from SRECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the nine months ended June 30, 2021 and 2020, Clean Energy Ventures received proceeds of $17.7 million and $42.9 million, respectively, in connection with the sale leaseback of commercial solar projects.

Contractual Obligations

NJNG's total capital expenditures are projected to be between $424 million and $454 million during fiscal 2021. Total capital expenditures spent or accrued during the nine months ended June 30, 2021, were $349.4 million. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of June 30, 2021, NJNG's future MGP expenditures are estimated to be $136.9 million. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

Clean Energy Ventures' expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. During the nine months ended June 30, 2021, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were $50.0 million. We estimate solar-related capital expenditures for projects during fiscal 2021 to be between $50 million and $65 million.

During the nine months ended June 30, 2021, our Storage and Transportation segment had capital expenditures spent or accrued for the Adelphia Gateway project totaling $56.4 million and capital expenditures spent or accrued for Leaf River totaling $5.7 million. During fiscal 2021, we expect expenditures related to the Adelphia Gateway project to be between $110 million and $130 million and expenditures related to Leaf River to be between $10 million and $13 million.

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

Off-Balance-Sheet Arrangements

As of June 30, 2021, our off-balance-sheet arrangements consist of guarantees covering approximately $237.9 million of natural gas purchases, SREC sales and demand fee commitments and outstanding letters of credit totaling $11.3 million.

Cash Flows

Operating Activities

Cash flows from operating activities during the nine months ended June 30, 2021, totaled $341.8 million, compared with $182.8 million during the nine months ended June 30, 2020. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The increase of $159.0 million in cash flows from operating activities during the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020, was due primarily increased earnings at Energy Services.

Investing Activities

Cash flows used in investing activities totaled $429.9 million during the nine months ended June 30, 2021, compared with $891.0 million during the nine months ended June 30, 2020. The decrease of $461.1 million was due primarily to the acquisition of Leaf River and Adelphia in the prior period that did not recur along with a decrease of $59.4 million in solar capital expenditures, partially offset by an increase in capital expenditures of $75.5 million for utility plant investments and $33.0 million for Storage and Transportation.

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

Cash flows used in financing activities totaled $25.3 million during the nine months ended June 30, 2021, compared with cash flows from financing activities of $749.4 million during the nine months ended June 30, 2020. The decrease of $774.7 million is due primarily to increased short-term debt activity at NJR related to the acquisitions of Leaf River and Adelphia along with the issuance of long-term debt at NJNG and higher proceeds from solar sale leasebacks at Clean Energy Ventures in the prior period.

Credit Ratings

The table below summarizes NJNG's credit ratings as of June 30, 2021, issued by two rating entities, Moody's and Fitch:

	Moody's	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-2	F-2
Senior Secured	A1	A+
Ratings Outlook	Stable	Stable

The Fitch ratings and outlook were reaffirmed on March 15, 2021. The Moody's ratings and outlook were reaffirmed on May 15, 2021. NJNG's Moody's and Fitch ratings are investment-grade ratings. NJR is not a rated entity.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2020	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2021
Natural Gas Distribution	$(211)	(2,717)	(907)	$(2,021)
Energy Services	4,397	12,543	22,424	(5,484)
Total	$4,186	9,826	21,517	$(7,505)

There were no changes in methods of valuations during the nine months ended June 30, 2021.

The following is a summary of fair market value of financial derivatives at June 30, 2021, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2021	2022	2023 - 2025	After 2025	Total Fair Value
Price based on NYMEX/CME	$(128)	(133)	(7)	—	$(268)
Price based on ICE	(1,290)	(6,782)	835	—	(7,237)
Total	$(1,418)	(6,915)	828	—	$(7,505)

The following is a summary of financial derivatives by type as of June 30, 2021:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	18.1	$0.00 - $3.39	$(2,021)
Energy Services	Futures	(22.1)	$2.14 - $5.49	(5,216)
	Swaps	(0.5)	$2.72 - $3.08	(268)
Total				$(7,505)
(1)    Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2020	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2021
Natural Gas Distribution - Prices based on other external data	$2	783	700	$85
Energy Services - Prices based on other external data	(24,723)	(6,583)	(419)	(30,887)
Total	$(24,721)	(5,800)	281	$(30,802)

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $6.1 million. This analysis does not include potential changes to reported credit adjustments embedded in the $(13.3) million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(3,046)	$(6,092)	$(9,138)	$(12,184)
Ending derivative fair value	$(13,258)	$(16,304)	$(19,350)	$(22,396)	$(25,442)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$3,046	$6,092	$9,138	$12,184
Ending derivative fair value	$(13,258)	$(10,212)	$(7,166)	$(4,120)	$(1,074)
Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of June 30, 2021. Gross credit exposure for Energy Services is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for Storage and Transportation is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Energy Services', Clean Energy Ventures' and Storage and Transportation's counterparty credit exposure as of June 30, 2021, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$130,153	$116,421
Noninvestment grade	11,724	1,804
Internally rated investment grade	22,015	19,084
Internally rated noninvestment grade	26,915	14,815
Total	$190,807	$152,124

NJNG's counterparty credit exposure as of June 30, 2021, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$5,091	$4,445
Noninvestment grade	984	—
Internally rated investment grade	143	23
Internally rated noninvestment grade	4,776	25
Total	$10,994	$4,493

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2020, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended June 30, 2021, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended June 30, 2021:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
04/01/21 - 04/30/21	—	$—	—	2,431,053
05/01/21 - 05/31/21	—	—	—	2,431,053
06/01/21 - 06/30/21	—	—	—	2,431,053
Total	—	$—	—	2,431,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of June 30, 2021, included 19.5 million shares of common stock for repurchase, of which, approximately 2.4 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1+	Separation Agreement, dated as of May 7, 2021, between the Company and Nancy A. Washington

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended June 30, 2021, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	August 5, 2021
By:/s/ Patrick Migliaccio
Patrick Migliaccio
Senior Vice President and
Chief Financial Officer