Form 10-K
period 2021-09-30
NEW JERSEY RESOURCES CORP
filed 2021-11-18
CIK 356309

–

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
OR

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $3,824,984,427 based on the closing price of $39.87 per share on March 31, 2021, as reported on the New York Stock Exchange.

The number of shares outstanding of $2.50 par value common stock as of November 15, 2021 was 95,949,116.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareowners (Proxy Statement) to be held on January 26, 2022, are incorporated by reference into Part I and Part III of this report.

New Jersey Resources Corporation

TABLE OF CONTENTS
i

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS

Adelphia Gateway	Adelphia Gateway, LLC
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CIP	Conservation Incentive Program
Clean Energy Ventures	Clean Energy Ventures segment
CME	Chicago Mercantile Exchange
COVID-19	Novel coronavirus disease
CR&R	Commercial Realty & Resources Corp.
Degree-day	The measure of the variation in the weather based on the extent to which the average daily temperature falls below 65 degrees Fahrenheit
DEI	Diversity, equity and inclusion
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
Dths	Dekatherms
EDECA	Electric Discount and Energy Competition Act
EE	Energy Efficiency
EMP	New Jersey Energy Master Plan
Energy Services	Energy Services segment
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Financial Margin	A non-GAAP financial measure, which represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes any accounting impact from the change in the fair value of certain derivative instruments
Fitch	Fitch Ratings Company
FMB	First Mortgage Bonds
GAAP	Generally Accepted Accounting Principles of the United States
GWRA	Global Warming Response Act of 2007
HCCTR	Health Care Cost Trend Rate
Home Services and Other	Home Services and Other Operations
ICE	Intercontinental Exchange
IIP	Infrastructure Investment Program
IRS	Internal Revenue Service
ISDA	The International Swaps and Derivatives Association
ITC	Investment Tax Credit
LDCC	Leadership Development and Compensation Committee
Leaf River	Leaf River Energy Center LLC
LNG	Liquefied Natural Gas
MGP	Manufactured Gas Plant
MMBtu	Million British Thermal Units
Moody’s	Moody’s Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014, as amended
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
NAV	Net Asset Value

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)
Natural Gas Distribution	Natural Gas Distribution segment
NFE	Net Financial Earnings
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey’s Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company or Natural Gas Distribution segment
NJNG Credit Facility	The $250 million unsecured committed credit facility expiring in September 2026
NJR Credit Facility	The $500 million unsecured committed credit facility expiring in September 2026
NJR or The Company	New Jersey Resources Corporation
NJRCEV	NJR Clean Energy Ventures Corporation or Clean Energy Ventures Segment
NJRES	NJR Energy Services Company
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with GAAP
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
OASDI	Old Age, Survivors and Disability Insurance tax
OCI	Other Comprehensive Income
O&M	Operations and Maintenance
OPEB	Other Postemployment Benefit Plans
PBO	Projected Benefit Obligation
PennEast	PennEast Pipeline Company, LLC
PEP	Pension Equalization Plan
PIM	Pipeline Integrity Management
PPA	Power Purchase Agreement
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
SAFE I	Safety Acceleration and Facility Enhancement Program, Phase I
SAFE II	Safety Acceleration and Facility Enhancement Program, Phase II
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SAVEGREEN	The SAVEGREEN Project®
Savings Plan	Employees’ Retirement Savings Plan
SBC	Societal Benefits Charge
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SREC	Solar Renewable Energy Certificate
SRL	Southern Reliability Link
S&P	Standard & Poor’s Financial Services, LLC
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Storage and Transportation	Storage and Transportation segment
Supreme Court	Supreme Court of the U.S.
TETCO	Texas Eastern Transmission
The Tax Act	An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017
TREC	Transition Renewable Energy Certificate
Trustee	U.S. Bank National Association
TSR	Total Shareholder Return
U.S.	The United States of America
Union	International Brotherhood of Electrical Workers Local 1820
USF	Universal Service Fund

New Jersey Resources Corporation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations, assumptions and beliefs presented in Part I, Item 1. Business and Item 3. Legal Proceedings, and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and in the notes to the financial statements, are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements can also be identified by the use of forward-looking terminology such as “anticipate,” “estimate,” “may,” “could,” “might,” “intend,” “expect,” “believe,” “will,” “plan” or “should” or comparable terminology and are made based upon management’s current expectations, assumptions and beliefs as of this date concerning future developments and their potential effect on us. Forward-looking statements made in this report apply only as of the date of this report. There can be no assurance that future developments will be in accordance with management’s expectations, assumptions or beliefs, or that the effect of future developments on us will be those anticipated by management.

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, RECs, base rate case proceedings, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2022 and thereafter include many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors listed in the foregoing sentence are neither presented in order of importance nor weighted. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors, as well as the following:

•risks related to the impact of COVID-19 on business operations, financial performance and condition and cash flows;
•our ability to obtain governmental and regulatory approvals, land-use rights, electric grid connection (in the case of clean energy projects) and/or financing for the construction, development and operation of our unregulated energy investments, pipeline transportation systems and NJNG and Storage and Transportation infrastructure projects, including Adelphia Gateway, in a timely manner;
•risks associated with our investments in clean energy projects, including the availability of regulatory incentives and federal tax credits, the availability of viable projects, our eligibility for ITCs, the future market for SRECs and electricity prices, our ability to complete construction of the projects and operational risks related to projects in service;
•risks associated with the integration of acquired assets with our current operations, including of Adelphia Gateway and Leaf River;
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
•weather and economic conditions;
•the costs of compliance with present and future environmental laws and regulations, including potential climate change-related legislation or regulation, or legislation resulting from the 2019 EMP;
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

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS

ORGANIZATIONAL STRUCTURE

New Jersey Resources Corporation is a New Jersey corporation formed in 1981 pursuant to a corporate reorganization. We are a diversified energy services holding company whose principal business is the distribution of natural gas through a regulated utility, investing in and operating clean energy projects and natural gas storage and transportation assets, and providing other retail and wholesale energy services to customers. We are an exempt holding company under Section 1263 of the Energy Policy Act of 2005.

Our primary subsidiaries include the following:

New Jersey Natural Gas Company provides regulated natural gas utility service to approximately 564,000 residential and commercial customers throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey and participates in the off-system sales and capacity release markets. NJNG, a local natural gas distribution company, is regulated by the BPU and comprises the Company’s Natural Gas Distribution segment.

NJR Clean Energy Ventures Corporation includes the results of operations and assets related to the Company’s unregulated capital investments in clean energy projects, including commercial and residential solar projects. NJRCEV comprises the Company’s Clean Energy Ventures segment.

NJR Energy Services Company maintains and transacts around a portfolio of physical assets consisting of natural gas transportation and storage contracts in the U.S. and Canada. NJRES also provides unregulated wholesale energy management services to other energy companies and natural gas producers. NJRES comprises our Energy Services segment.

NJR Midstream Holdings Corporation, which comprises the Storage and Transportation segment, invests in energy-related ventures through its subsidiaries. NJR Midstream Company, which includes our wholly-owned subsidiaries of Leaf River, located in southeastern Mississippi, and Adelphia Gateway, located in eastern Pennsylvania, are subject to FERC regulation along with our 20 percent ownership interest in PennEast; and NJR Steckman Ridge Storage Company, which holds our 50 percent combined ownership interest in Steckman Ridge, located in Pennsylvania. See Note 7. Investments in Equity Investees for more information on PennEast and Steckman Ridge.

NJR Home Services Company provides heating, ventilation and cooling service, sales and installation of appliances to approximately 106,000 service contract customers, as well as solar installation projects, and is the primary contributor to Home Services and Other operations.

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

Net income by reporting segment and other business operations for the fiscal years ended September 30, are as follows:
Our Storage and Transportation segment incurred a net loss of $67.8 million during fiscal 2021 and Energy Services incurred a net loss of $11.0 million and $1.3 million during fiscal 2020 and 2019, respectively, which is not shown clearly in the above graph.

Assets composition by reporting segment and other business operations at September 30, are as follows:

2021	2020

Clean Energy Ventures, 15%
Energy Services, 6%
Storage and Transportation, 14%
Home Services and Other, 3%
Natural Gas Distribution, 62%

Clean Energy Ventures, 15%
Energy Services, 4%
Storage and Transportation, 15%
Home Services and Other, 3%
Natural Gas Distribution, 63%

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
Management uses NFE, a non-GAAP financial measure, when evaluating its operating results. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses to effectively match the earnings effects of the economic hedges with the physical sale of natural gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. Energy Services economically hedges its natural gas inventory with financial derivative instruments and calculates the related tax effect based on the statutory rate. NFE also excludes impairment charges associated with equity method investments, which are a non-cash charge considered unusual in nature that occur infrequently and are not indicative of the Company's performance for its ongoing operations. Included in the tax effects are current and deferred income tax expense corresponding with the components of NFE.

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP, and should be considered in addition to, and not as a substitute for, the comparable GAAP measure. The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE for the fiscal years ended September 30:

(Thousands)	2021	2020	2019
Net income	$117,890	$163,007	$123,935
Add:
Unrealized loss (gain) on derivative instruments and related transactions	54,203	(9,644)	2,881
Tax effect	(12,887)	2,296	(711)
Effects of economic hedging related to natural gas inventory	(42,405)	12,690	4,309
Tax effect	10,078	(3,016)	(1,024)
Impairment of equity method investment	92,000	—	—
Tax effect	(11,167)	—	—
NFE	$207,712	$165,333	$129,390
Basic earnings per share	$1.23	$1.72	$1.39
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.56	(0.10)	0.03
Tax effect	(0.13)	0.02	(0.01)
Effects of economic hedging related to natural gas inventory	(0.44)	0.13	0.05
Tax effect	0.10	(0.03)	(0.01)
Impairment of equity method investment	0.96	—	—
Tax effect	(0.12)	—	—
Basic NFE per share	$2.16	$1.74	$1.45

NFE by reporting segment and other business operations for the fiscal years ended September 30, are as follows:
NFE at Energy Services was a loss of $7.9 million in fiscal 2020 and had income of $2.9 million in fiscal 2019, which is not shown clearly in the above graph.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
Natural Gas Distribution

General

Our Natural Gas Distribution segment consists of regulated utility operations that provide natural gas service to approximately 564,000 customers. NJNG’s service territory includes Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey. It encompasses 1,516 square miles, covering 108 municipalities with an estimated population of 1.5 million people. It is primarily suburban, highlighted by approximately 100 miles of New Jersey coastline. It is in close proximity to New York City, Philadelphia and the metropolitan areas of northern New Jersey, and is accessible through a network of major roadways and mass transportation.

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

Operating Revenues/Throughput

For the fiscal years ended September 30, operating revenues and throughput by customer class for our Natural Gas Distribution segment are as follows:

	2021		2020		2019
($ in thousands)	Operating Revenue	Bcf	Operating Revenue	Bcf	Operating Revenue	Bcf
Residential	$484,407	46.2	$500,271	44.6	$450,515	46.0
Commercial and other	103,341	8.6	98,463	8.2	104,372	9.7
Firm transportation	69,353	13.7	66,871	13.3	57,513	13.7
Total residential and commercial	657,101	68.5	665,605	66.1	612,400	69.4
Interruptible/off-tariff agreements	7,239	22.9	6,322	30.9	6,637	39.0
Total system	664,340	91.4	671,927	97.0	619,037	108.4
BGSS incentive programs (1)	67,456	20.8	57,996	118.4	91,756	37.8
Total	$731,796	112.2	$729,923	215.4	$710,793	146.2
(1)Does not include 80.5, 86.3 and 86.0 Bcf for the capacity release program and related amounts of $3.1 million, $3.1 million and $4.1 million, which are recorded as a reduction of natural gas purchases on the Consolidated Statements of Operations during fiscal 2021, 2020 and 2019, respectively.

NJNG added 7,854 and 8,349 new customers during fiscal 2021 and 2020, respectively. NJNG expects its new customer annual growth rate to continue to be approximately 1.7 percent with projected additions in the range of approximately 28,000 to 30,000 new customers over the next three fiscal years. This anticipated customer growth represents approximately $6.2 million in new annual utility gross margin, a non-GAAP financial measure, as calculated under NJNG’s current CIP tariff. For a definition and reconciliation of utility gross margin to operating income see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Natural Gas Distribution Segment.

In fiscal 2021, no single customer represented more than 10 percent of consolidated operating revenues.

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

Concurrent with its annual BGSS filing, NJNG files for an annual review of its CIP, during which time it can request rate changes, as appropriate. For additional information regarding the CIP, including rate actions and impact to margin, see Note 4. Regulation in the accompanying Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Natural Gas Distribution Segment.

Natural Gas Supply

Firm Natural Gas Supplies

In fiscal 2021, NJNG purchased natural gas from approximately 57 suppliers under contracts ranging from one day to seven months and purchased over 10 percent of its natural gas from one supplier. NJNG believes the loss of this supplier would not have a material adverse impact on its results of operations, financial position or cash flows, as an adequate number of alternative suppliers exist. NJNG believes that its supply strategy should adequately meet its expected firm load for the upcoming winter season.

Firm Transportation and Storage Capacity

NJNG maintains agreements for firm transportation and storage capacity with several interstate pipeline companies to take delivery of firm natural gas supplies, which ensures the ability to reliably service its customers. NJNG receives natural gas at 11 citygate stations located in Burlington, Middlesex, Morris and Passaic counties in New Jersey.

The pipeline companies that provide firm transportation service to NJNG’s citygate stations, the maximum daily deliverability of that capacity and the contract expiration dates are as follows:

Pipeline	Dths (1)	Expiration
Texas Eastern Transmission, L.P.	383,588	Various dates between 2022 and 2025
Columbia Gas Transmission Corp.	50,000	Various dates between 2024 and 2030
Tennessee Gas Pipeline Co.	25,166	Various dates between 2023 and 2024
Transcontinental Gas Pipe Line Corp.	340,606	Various dates between 2022 and 2033
Algonquin Gas Transmission	12,000	2023
Total	811,360
(1)    Numbers are shown net of any capacity release contracted amounts.

Eastern Gas Transmission and Storage, Inc. provides NJNG firm contract transportation service and supplies the pipelines included in the table above.

In addition, NJNG has storage contracts that provide an additional 102,941 Dths of maximum daily deliverability to NJNG’s citygate stations from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline	Dths	Expiration
Texas Eastern Transmission, L.P.	94,557	2023
Transcontinental Gas Pipe Line Corp.	8,384	2028
Total	102,941

NJNG also has upstream storage contracts. The maximum daily deliverability and contract expiration dates are as follows:

Company	Dths	Expiration
Eastern Gas Transmission and Storage, Inc.	286,829	Various dates between 2023 and 2026
Steckman Ridge	38,000	2025
Stagecoach Pipeline & Storage Company LLC	25,337	2023
Total	350,166

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

Citygate Supplies from Energy Services

NJNG has two citygate supply agreements with Energy Services. NJNG and Energy Services have an agreement where NJNG releases 7,150 Dths/day of TETCO capacity, 2,200 Dths/day of Eastern Gas Transmission and Storage, Inc. capacity, 10,728 Dths/day of Tennessee Gas Pipeline capacity and 1.6 million Dths of Stagecoach Pipeline & Storage Company LLC storage capacity to Energy Services through March 31, 2022. NJNG can call upon a supply of up to 14,300 Dths/day delivered to NJNG’s TETCO citygate through March 31, 2022. Energy Services manages the storage inventory and NJNG can call on that storage supply as needed at NJNG’s Tennessee citygate or storage point.

NJNG also had agreements where it released 80,000 Dths/day of its TETCO capacity to Energy Services for the period of November 1, 2018 to October 31, 2021. Under these agreements, NJNG could call upon a supply of up to 80,000 Dths/day delivered to its TETCO citygate as needed. See Note 18. Related Party Transactions in the accompanying Consolidated Financial Statements for additional information regarding these transactions. These agreements were not renewed after the October 31, 2021 expiration date.

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

The BPU, within the framework of the EDECA, fully opened NJNG’s residential markets to competition, including third-party suppliers, and restructured rates to segregate its BGSS and delivery (i.e., transportation) prices. New Jersey’s natural gas utilities must provide BGSS in the absence of a third-party supplier. On September 30, 2021, NJNG had 21,882 residential and 8,815 commercial and industrial customers utilizing the transportation service.

Clean Energy Ventures

Our Clean Energy Ventures segment invests in, owns and operates clean energy projects, including commercial and residential solar installations located in New Jersey, Connecticut, Rhode Island and New York.

As of September 30, 2021, Clean Energy Ventures has constructed a total of 367.8 MW of solar capacity in New Jersey and Connecticut that has qualified for ITCs, including a combination of residential and commercial net-metered and grid-connected solar systems.

As part of its solar investment portfolio, Clean Energy Ventures operates a residential and small commercial solar program, The Sunlight Advantage®, that provides qualifying homeowners and small business owners with the opportunity to have a solar system installed at their home or place of business with no installation or maintenance expenses. Clean Energy Ventures owns, operates and maintains the system over the life of the lease in exchange for monthly lease payments. The program is operated by Clean Energy Ventures using qualified contracting partners in addition to strategic suppliers for material standardization and sourcing. The residential solar lease and PPA market is highly competitive, with a large number of companies operating in New Jersey. Clean Energy Ventures competes on price, quality and brand reputation, leveraging its partner network and customer referrals.

Clean Energy Ventures’ commercial solar projects are sourced through various channels and include both net-metered and grid-connected systems. Net-metered projects involve the sale of energy to a host and grid-connected systems into the wholesale energy markets. Project construction is competitively sourced through third parties. New Jersey has the seventh largest solar market in the U.S., according to the Solar Energy Industries Association®, with a large number of firms competing in all facets of the market including development, financing and construction.

Our solar systems are registered and certified with the BPU’s Office of Clean Energy and qualified to produce RECs. One REC is created for every MWh of electricity produced by a solar generator. Clean Energy Ventures sold SRECs generated to a variety of counterparties, including electric load-serving entities that serve electric customers in New Jersey and are required to comply with the solar carve-out of the Renewable Portfolio Standard, a regulation that requires the increased production of energy from renewable energy sources. Solar projects are also currently eligible for federal ITCs in the year that they are placed into service. In December 2019, the BPU established the TREC as the interim program successor to the SREC program. TRECs provide a fixed compensation base multiplied by an assigned project factor in order to determine their value. The project factor is determined by the type and location of the project, as defined. All TRECs generated are required to be purchased monthly by a TREC program administrator as appointed by the BPU.

On July 28, 2021, the BPU approved the first portion of the solar successor program for net metered projects under 5 MWs. The new program opened to new applications on August 28, 2021 following the closure of the TREC program. Incentives are structured as a 15-year fixed incentive ranging from $70-$120/MWh depending on market segment, project siting and size. The second phase of the successor program rollout is expected to include a competitive bid solicitation for projects greater than 5 MWs, with the solicitation program format and rules operational in 2022.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
Clean Energy Ventures is subject to various risks including those associated with adverse federal and state legislation and regulatory policies, supply chain and/or construction delays that can impact the timing or eligibility of tax incentives, technological changes and the future market of SRECs and TRECs. See Item 1A. Risk Factors for additional information regarding these risks.
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

In an effort to deliver more predictable earnings contributions, reduce earnings volatility, and monetize the value of its natural gas transportation portfolio, Energy Services entered into a series of asset management agreements with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The asset management agreements include a series of initial and permanent releases commencing on November 1, 2021. NJR will receive approximately $260 million in cash from fiscal 2022 through fiscal 2024 and $34 million per year from fiscal 2025 through fiscal 2031 under the agreements.

During fiscal 2021, Energy Services did not purchase over 10 percent of its natural gas from any one supplier.

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

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
returned and/or repaid, as well as the time value of money. If this evaluation demonstrates that financial margin exists, Energy Services may enter into the transaction and hedge with natural gas futures contracts, thereby locking in financial margin.

Energy Services maintains inventory balances to satisfy existing or anticipated sales of natural gas to its counterparties and/or to create additional value, as described above. During fiscal 2021 and 2020, Energy Services managed and sold 382.0 Bcf and 526.7 Bcf of natural gas, respectively. In addition, as of September 30, 2021 and 2020, Energy Services had 18.8 Bcf or $77.8 million of natural gas in storage and 34.3 Bcf or $57.4 million of natural gas in storage, respectively.
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
Volatility
Energy Services’ activities are also subject to price volatility or supply/demand dynamics within its North American wholesale markets, including in the Northeastern, Appalachian, Mid-Continent and Southeast regions. Changes in natural gas supply can affect capacity values and Energy Services’ financial margin, which, as described below, is generated from the optimization of transportation and storage assets. With its focus on risk management, Energy Services continues to diversify its revenue stream by identifying new growth opportunities in producer and asset management services. Energy Services monitors changing market dynamics and strategically adjusts its portfolio of transportation and storage assets, which currently includes an average of approximately 29.5 Bcf of firm storage and 1.2 Bcf of firm transportation capacity.

Financial Margin

To economically hedge the commodity price risk associated with its existing and anticipated commitments for the purchase and sale of natural gas, Energy Services enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial swaps and options. These derivative instruments are accounted for at fair value with changes in fair value recognized in earnings as they occur. Energy Services views “financial margin” as a key internal financial metric. Energy Services’ financial margin, which is a non-GAAP financial measure, represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excluding any accounting impact from changes in the fair value of certain derivative instruments. For additional information regarding financial margin, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Energy Services Segment.

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
Storage and Transportation

Our Storage and Transportation segment, includes investments in FERC-regulated interstate natural gas storage and transportation assets and is comprised of the following subsidiaries:

•NJR Midstream Company owns and operates Leaf River, a 32.2 million Dth salt dome natural gas facility, located in southeastern Mississippi and the FERC-regulated Adelphia Gateway, which owns and operates an 84-mile pipeline in southeastern Pennsylvania. NJR Midstream Company also holds our 20 percent equity method investment in PennEast; and

•NJR Steckman Ridge Storage Company holds our 50 percent equity method investment in Steckman Ridge. Steckman Ridge is a Delaware limited partnership, jointly owned and controlled by our subsidiaries and subsidiaries of Enbridge Inc., which built, owns and operates a natural gas storage facility with up to 12 Bcf of working natural gas capacity in Bedford County, Pennsylvania. The facility has direct access to the TETCO and Eastern Gas Transmission and Storage, Inc. pipelines and has access to the Northeast and Mid-Atlantic markets.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
OTHER BUSINESS OPERATIONS

Home Services and Other

Home Services and Other operations consist primarily of the following unregulated affiliates:

•NJRHS, which provides heating, ventilation and cooling service, sales and installation of appliances to approximately 106,000 service contract customers, as well as installation of solar equipment;

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

NJNG is responsible for the environmental remediation of identified former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. NJNG periodically, and at least annually, performs an environmental review of the former MGP sites, including a review of potential estimated liabilities related to the investigation and remedial action on these sites. Based on this review, NJNG has estimated that the total future expenditures to remediate and monitor the former MGP sites for which it is responsible will range from approximately $115.4 million to $178.4 million.

NJNG’s estimate of these liabilities is based upon known and measurable facts, existing technology and enacted laws and regulations in place when the review was completed in fiscal 2021. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. As of September 30, 2021, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $135.0 million on the Consolidated Balance Sheets, based on the most likely amount; however, actual costs may differ from these estimates.

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

As of September 30, 2021, the Company and our subsidiaries employed 1,251 employees compared with 1,156 employees as of September 30, 2020. Of the total number of employees, NJNG had 492 and 469 and NJRHS had 108 and 101 Union or Represented employees as of September 30, 2021 and 2020, respectively. NJNG and NJRHS have collective bargaining agreements with the Union, which is affiliated with the American Federation of Labor and Congress of Industrial Organizations. NJNG and the Union recently negotiated an extension of their current collective bargaining agreement extending the term through December 7, 2022. The collective bargaining agreement between NJRHS and the Union is scheduled to expire April 2, 2023. The labor agreements cover wage increases and other benefits, including the defined benefit pension (which was closed to all employees hired on or after January 1, 2012, with the exception of certain rehires who are eligible to resume active participation), the postemployment benefit plan (which was closed to all employees hired on or after January 1, 2012) and the enhanced 401(k) retirement savings plan. We consider our relationship with employees, including those covered by collective bargaining agreements, to be in good standing.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
The Company depends on its key personnel to successfully operate its businesses, including its executive officers, senior corporate management and management at its operating units. NJR seeks to attract and retain its employees by offering competitive compensation packages including base and incentive compensation (and in certain instances share-based compensation and retention incentives), attractive benefits and opportunities for advancement and rewarding careers. NJR periodically reviews and adjusts, if needed, its employees’ total compensation (including salaries, annual cash incentive compensation, other cash and equity incentives, and benefits) to ensure that it is competitive within the industry and is consistent with our level of performance. NJR has also implemented enterprise-wide talent development and succession planning programs designed to identify future and/or replacement candidates for key positions. To promote a collaborative and rewarding work environment and support the communities we serve, NJR sponsors numerous charitable, philanthropic, and social awareness programs.

Further, in order to take advantage of available opportunities and successfully implement our long-term strategy, NJR must be able to employ, train and retain the necessary skilled personnel. As a result, NJR supports and utilizes various training and educational programs and has developed additional company-wide and project-specific employee training and educational programs. NJR continues key programs focused on employee safety, leadership development, work-life balance, talent management, health and wellness, DEI as well as employee engagement. Moreover, DEI and employee engagement are integral to NJR’s vision, strategy and business success. NJR prides itself on a culture that respects co-workers and values concern for others. Fostering an environment that values DEI and ethics helps create an organization that is able to embrace, leverage and respect the differences of employees, customers and the communities where we live, work and serve. We are proud of the strides we have made in furthering our DEI strategy and increasing employee engagement. NJR is committed to this journey and knows our success makes us stronger as a company and community. Complementing our efforts are a DEI Council and our six employee-led Business Resource Groups, cross functional teams of employees whose core mission is to advance their own professional development and cultivate deeper connections with co-workers and communities.

NJR regularly evaluates employees and their productivity against future demand expectations and historical trends. NJR employees continue to maintain high levels of engagement, satisfaction and retention according to NJR’s most recent employee survey.

NJR’s Board of Directors’ Role in Human Capital Resource Management

NJR’s Board of Directors believes that human capital management is an important component of the Company’s continued growth and success, and is essential for our ability to attract, retain and develop talented and skilled employees. We pride ourselves on a culture that promotes DEI, respects co-workers and values concern for others.

Management regularly reports to the LDCC of the Board of Directors on human capital management topics, including corporate culture, DEI, employee development, compensation and benefits. The LDCC maintains oversight of matters related to human capital management, including talent retention, development and succession planning, and the Board of Director’s provides input on important decisions in each of these areas.

NJR regularly conducts an employee feedback survey, which is reviewed by the LDCC, designed to help the Company measure overall employee engagement. The feedback employees provide during the survey helps NJR evaluate the Company’s culture, employee programs and benefits and monitor its current practices for potential areas of improvement.

Employee Benefits

The LDCC believes employee benefits are an essential component of the Company’s competitive total rewards package. These benefits are designed to attract and retain our employees and include medical, vision and dental insurance, short- and long-term disability insurance, accidental death and disability insurance, travel and accident insurance, and our 401(k) Plan. As part of the 401(k) Plan, NJR generally matches 85 percent of the first 6 percent of compensation contributed by the employee into the 401(k) Plan, subject to the Internal Revenue Code and NJR’s 401(k) Plan limits. Additionally, for employees who are not eligible to participate in the defined benefit plans, NJR contributes between 3.5 percent and 4.5 percent of base compensation, depending upon years of service, into the 401(k) Plan on their behalf.

AVAILABLE INFORMATION AND CORPORATE GOVERNANCE DOCUMENTS

The following reports and any amendments to those reports are available free of charge on our website at https://investor.njresources.com/financials/sec-filings/default.aspx as soon as reasonably possible after filing or furnishing them with the SEC:

•Annual reports on Form 10-K;
•Quarterly reports on Form 10-Q; and
•Current reports on Form 8-K.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
The following documents are available free of charge on our website at https://investor.njresources.com/governance/governance-documents/default.aspx:

•NJR Code of Conduct;
•Amended and Restated Bylaws;
•Corporate Governance Guidelines;
•Wholesale Trading Code of Conduct;
•Charters of the following Board of Directors Committees: Audit, Nominating/Corporate Governance and Leadership Development and Compensation;
•Audit Complaint Procedure;
•Communicating with Non-Management Directors Procedure;
•Statement of Policy with Respect to Related Person Transactions; and
•Legal Procedure.

In Part III of this Form 10-K, we incorporate certain information by reference from our Proxy Statement for our 2022 Annual Meeting of Shareowners. We expect to file the Proxy Statement with the SEC on or about December 16, 2021. We will make it available on our website as soon as reasonably possible following the filing date. Please refer to the Proxy Statement when it is available.

A printed copy of each document is available free of charge to any shareowner who requests it by contacting the Corporate Secretary at New Jersey Resources Corporation, 1415 Wyckoff Road, Wall, New Jersey 07719.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company’s Executive Officers and their age, position and business experience during the past five years are below.

Name	Age	Officer since	Business experience during last five years
Stephen D. Westhoven	53	2004	President and Chief Executive Officer (October 2019 - present)
President and Chief Operating Officer (October 2018 - September 2019)
Executive Vice President and Chief Operating Officer (November 2017 - September 2018)
Senior Vice President and Chief Operating Officer, NJRES and NJRCEV (October 2016 -
			October 2017)
Patrick J. Migliaccio	47	2013	Senior Vice President and Chief Financial Officer (January 2016 - present)
Amanda E. Mullan	55	2015	Senior Vice President and Chief Human Resources Officer (January 2017 - present) Vice President and Chief Human Resources Officer (April 2015 - December 2016)
Amy Cradic	50	2018	Senior Vice President and Chief Operating Officer of Non-Utility Businesses, Strategy and External Affairs (March 2020 - present)
Vice President, Corporate Strategy and External Affairs (January 2020 – February 2020)
Vice President, Government Affairs and Policy (January 2018 – December 2019)
			Chief of Staff, Office of New Jersey Governor Chris Christie (April 2016 – January 2018)
Richard Reich	46	2016	Senior Vice President, General Counsel and Corporate Secretary (September 2021 - present) Corporate Secretary and Assistant General Counsel (January 2016 - September 2021)
Jacqueline K. Shea	57	2016	Vice President and Chief Information Officer (June 2016 - present)
Timothy F. Shea	55	2017	Vice President, Energy Trading (January 2017 - present) Managing Director, Energy Trading (January 2014 - December 2016)
Mark F. Valori	58	2017	Vice President, Clean Energy Ventures (November 2017 - present) Managing Director, Projects and Asset Management (January 2016 - October 2017)

ITEM 1A. RISK FACTORS

When considering any investment in our securities, investors should consider the following risk factors, as well as the information contained under the caption “Information Concerning Forward-Looking Statements,” in analyzing our present and future business performance. While this list is not exhaustive, management also places no priority or likelihood based on their descriptions or order of presentation. Listed below, not necessarily in order of importance or probability of occurrence, are the most significant risk factors applicable to us. Unless indicated otherwise or the content requires otherwise, references below to “we,” “us,” and “our” should be read to refer to the Company and its subsidiaries and affiliates

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
Risks Related to the Ongoing COVID-19 Pandemic and Other Extreme Events

The Company and our subsidiaries and affiliates are subject to risk associated with the ongoing novel coronavirus, COVID-19 pandemic, which could materially and adversely impact our business, including our financial condition, results from operations, liquidity, cash flows and the market value of our common stock.

COVID-19 has been declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the U.S. In response, the U.S. federal government and many jurisdictions, including without limitation, New Jersey, Pennsylvania, Mississippi and Texas have instituted emergency orders, restrictions on travel, limitations on public gatherings and non-essential business, shelter-in-place requirements and government shutdowns. While some jurisdictions have relaxed some of these restrictions, many of these restrictions remain and there is no guarantee restrictions will not be reimposed in the future. These emergency orders and restrictions have significantly disrupted economic activity in the jurisdictions in which we operate and have caused volatility in the capital markets.

The effects of the ongoing COVID-19 pandemic and related government responses could include, and have at times included, extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in economic activity. We are currently evaluating the potential prolonged impacts that the ongoing COVID-19 pandemic may have on our future operating results and liquidity, which include:

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

 These uncertain economic conditions have also impacted the ability of certain customers to pay for utility and certain non-utility services, which could affect the collectability and recognition of our revenues and adversely affect our financial results.

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

The situation surrounding the ongoing COVID-19 pandemic remains fluid and the likelihood of material impacts may increase the longer the pandemic impacts activity levels in the U.S. As of September 30, 2021, the ongoing COVID-19 pandemic has not had a material impact on the Company and our subsidiaries and affiliates; however, the ultimate severity and duration of the COVID-19 pandemic and the responses thereto are uncertain and we cannot predict whether they will have a material impact on our liquidity, financial condition, results of operations or cash flows and when and to what extent normal economic and operating conditions can resume.

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
We may be adversely impacted by natural disasters, pandemic illness (including COVID-19), terrorist activities and other extreme events to which we may be unable to promptly respond.

Local or national natural disasters, pandemic illness (including COVID-19), terrorist activities, catastrophic failure of the interstate pipeline system and other extreme events are a threat to our assets and operations. Companies in our industry that are located in our service territory may face a heightened risk due to exposure to acts of terrorism that could target or impact our natural gas distribution, transmission and storage facilities and disrupt our operations and ability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas that could affect our operations. Natural disasters or actual or threatened terrorist activities may also disrupt capital markets and our ability to raise capital or may impact our suppliers or our customers directly. A local disaster or pandemic illness (including COVID-19) could result in part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. In addition, these risks could result in loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to the Company. Our regulators may not allow us to recover from our customers part or all of the increased cost related to the foregoing events, which could negatively affect our financial condition, results of operations and cash flows.
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
In January 2020, our subsidiary Adelphia Gateway, LLC acquired Interstate Energy Company LLC, owner of a transmission pipeline extending approximately 90 miles through eastern Pennsylvania that it operated in either oil-only service or in dual-phase oil and natural gas service. As part of the Adelphia Gateway pipeline project, Adelphia is continuing to operate a portion of the pipeline in natural gas-only service, is converting the remaining sections of the southern mainline of the pipeline to transport natural gas and is constructing certain new facilities, including two compressor stations in Bucks County and Delaware County, PA and two new pipeline laterals in Delaware County, PA and New Castle County, DE. Timely completion of the project is subject to certain risks, including those related to regulatory proceedings regarding permitting and adverse outcomes from legal challenges related to the project's authorizations from federal and state regulatory agencies. Any delays in the expected timeframe for completing the conversion of the southern mainline of the pipeline to transport natural gas and constructing the new facilities could cause disruption and create uncertainties, which could have an adverse effect on our business, results of operations, financial condition and cash flows.

We may be unable to obtain governmental approvals, property rights and/or financing for the construction, development and operation of our proposed energy investments and projects in a timely manner or at all.

Construction, development and operation of energy investments, such as Leaf River and other natural gas storage facilities, NJNG infrastructure improvements, such as SRL and NJ RISE, pipeline transportation systems, such as the Adelphia Gateway pipeline project, and solar energy projects are subject to federal and state regulatory oversight and require certain property rights, such as easements and rights-of-way from public and private property owners, as well as regulatory approvals, including environmental and other permits and licenses for such facilities and systems. We or our joint venture partnerships may be unable to obtain, in a cost-efficient or timely manner, all such needed property rights, permits and licenses to successfully construct and develop our energy facilities and systems. Successful financing of our energy investments requires participation by willing financial institutions and lenders, as well as acquisition of capital at favorable interest rates. If we do not obtain the necessary regulatory approvals, property rights and financing, our equity method investments could be impaired. Such impairment could have a materially adverse effect on our financial condition, results of operations and cash flows.

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

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
In addition, there are risks associated with our ability to execute on our investment strategy of clean energy projects, which includes our ability to develop and manage such projects profitably, including logistical risks and potential delays related to construction, permitting, regulatory approvals (including any approvals by the BPU required pursuant to solar energy legislation in the State of New Jersey, and similar approvals required by the States of Connecticut, Rhode Island and New York) and electric grid interconnection, as well as the operational risk that the projects in service will not perform according to expectations due to equipment failure, suboptimal weather conditions or other economic factors beyond our control. All of the aforementioned risks could reduce the availability of viable solar energy projects for development. Furthermore, at the development or acquisition stage, our ability to predict actual performance results may be hindered or inaccurate and the projects may not perform as predicted.

NJNG and Energy Services rely on storage, transportation assets and suppliers, which they do not own or control, to deliver natural gas.

NJNG and Energy Services depend on natural gas pipelines and other transportation and storage facilities owned and operated by third parties to deliver natural gas to wholesale and retail markets and to provide retail energy services to customers. Their ability to provide natural gas for their present and projected sales will depend upon their suppliers’ ability to obtain and deliver additional supplies of natural gas, as well as NJNG’s ability to acquire supplies directly from new sources. Factors beyond the control of NJNG, its suppliers and the independent suppliers that have obligations to provide natural gas to certain NJNG customers may affect NJNG’s ability to deliver such supplies. These factors include other parties’ control over the drilling of new wells and the facilities to transport natural gas to NJNG’s citygate stations, development of additional interstate pipeline infrastructure, availability of supply sources, third-party pipelines or other midstream facilities interconnected to our gathering or transportation system, such as the Texas Eastern Transmission Pipeline or Transcontinental Pipeline, becoming partially or fully unavailable, competition for the acquisition of natural gas, priority allocations, impact of severe weather disruptions to natural gas supplies and the regulatory and pricing policies of federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the U.S. Energy deregulation legislation may increase competition among natural gas utilities and impact the quantities of natural gas requirements needed for sales service. Energy Services also relies on a firm supply source to meet its energy management obligations to its customers. If supply, transportation or storage is disrupted, including for reasons of force majeure, the ability of NJNG and Energy Services to sell and deliver their products and services may be hindered. As a result, they may be responsible for damages incurred by their customers, such as the additional cost of acquiring alternative supply at then-current market rates. Particularly for Energy Services, these conditions could have a material impact on our financial condition, results of operations and cash flows.

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

Weather and weather patterns, including normal seasonal and quarterly fluctuations of weather, as well as extreme weather events that, individually or in aggregate, may be associated with climate change, could adversely affect our ability to manage our operational requirements to serve our customers, and ultimately adversely affect our results of operations and liquidity.

NJNG’s business is seasonal, and weather patterns can have a material impact on our financial performance. Demand for natural gas is often greater in the summer and winter months associated with cooling and heating. Because natural gas is heavily used for residential and commercial heating, the demand for this product depends heavily upon weather patterns throughout our market areas, and a significant amount of natural gas revenues are recognized in the first and second quarters related to the heating season. Accordingly, our operations have historically generated less revenue and income when weather conditions are milder in the winter and cooler in the summer. Unusually mild winters or cool summers could adversely affect our results of operations and financial position. In addition, exceptionally hot summer weather or unusually cold winter weather could add

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
significantly to working capital needs to fund higher than normal supply purchases to meet customer demand for natural gas. Our sensitivity to weather volatility is significant due to the absence of regulatory mechanisms, such as those authorizing revenue decoupling, lost margin recovery, and other innovative rate designs. While we believe the CIP mitigates the impact of weather variations on NJNG’s utility gross margin, severe weather conditions may have an impact on the ability of suppliers and pipelines to deliver the natural gas to NJNG, which can negatively affect our earnings. The CIP does not mitigate the impact of severe weather conditions on our cash flows.

Future results at Energy Services are subject to volatility in the natural gas market due to weather. Variations in weather may affect earnings and working capital needs throughout the year. During periods of milder temperatures, demand and volatility in the natural gas market may decrease, which can negatively impact Energy Services’ earnings and cash flows.

Severe weather impacts, including but not limited to, blizzards, thunderstorms, high winds, microbursts, fires, tornadoes and snow or ice storms can disrupt energy generation, transmission and distribution. Extreme weather conditions, especially those of prolonged duration, create high energy demand on our own and/or other systems and increase the risk we may be unable to reliably serve customers, causing loss of gas supply. Risk of losing gas supply during extreme weather carries significant consequences as without our services our customers may be subjected to dire circumstances. Additionally, extreme weather conditions may raise market prices as we buy short-term energy to serve our own system. To the extent the frequency of extreme weather events increases, this could increase our cost of providing service. In addition, we may not recover all costs related to mitigating these physical and financial risks.
There is also a concern that the physical risks of climate change could include changes in weather conditions, such as changes in the amount or type of precipitation and extreme weather events. Climate change and the costs that may be associated with its impacts have the potential to affect our business in many ways, including increasing the cost incurred in providing natural gas, impacting the demand for and consumption of natural gas (due to change in both costs and weather patterns), and affecting the economic health of the regions in which we operate.
Failure to attract and retain an appropriately qualified employee workforce could adversely affect operations.
Our ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new employees as our aging employees retire. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor could adversely affect the ability to manage and operate our business. NJNG and the Union recently negotiated an extension of their current collective bargaining agreement extending the term through December 7, 2022. The collective bargaining agreement between NJRHS and the Union is scheduled to expire April 2, 2023. Disputes with the Union over terms and conditions of the agreements could result in instability in our labor relationship and work stoppages that could impair the timely delivery of natural gas and other services from our utility and Home Services business, which could strain relationships with customers and state regulators and cause a loss of revenues that could adversely affect our results of operations. Our collective bargaining agreements may also increase the cost of employing our natural gas distribution segment and Home Services workforce, affect our ability to continue offering market-based salaries and employee benefits, limit our flexibility in dealing with our workforce and limit our ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today’s challenging marketplace.
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

Risk Related to Technologies

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

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
We rely on information technology to manage our natural gas distribution and storage, energy trading and other corporate operations; maintain customer, employee, Company and vendor data; and prepare our financial statements and perform other critical business processes. This technology may fail due to cyberattack, physical disruption, design and implementation defects or human error. Disruption or failure of business operations and information technology systems could harm our facilities or otherwise adversely impact our ability to safely deliver natural gas to our customers, serve our customers effectively or manage our assets. Additionally, an attack on, or failure of, information technology systems could result in the unauthorized release of customer, employee or other confidential or sensitive data. Recent widespread ransomware attacks and cybersecurity breaches in the U.S. and elsewhere have affected many companies, including the cybersecurity incident involving SolarWinds Orion in December 2020. While these attacks did not affect our business operations, future events of this kind could adversely affect our business reputation, diminish customer confidence, disrupt operations, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability.
There is no guarantee that redundancies built into our networks and technology, or the procedures we have implemented to protect against cyberattacks and other unauthorized access to secured data, will guarantee protection against all failures of technology or security breaches. Furthermore, despite our efforts to investigate, improve and remediate the capability and performance of our information technology system, we may not be able to discover all weaknesses, breaches and vulnerabilities, and failure to do so may expose us to higher risk of data loss and adversely affect our business operations and results of operations.

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

We cannot predict the impact of any future revisions or changes in interpretations of existing regulations or the adoption of new laws and applicable regulations, including the Infrastructure Investment and Jobs Act signed into law on November 15, 2021. We are evaluating the impacts of the Infrastructure Investment and Jobs Act, which seeks to provide significant public investment in transportation, broadband, and public works projects, may have on our operations, as well as our financial condition, results from operations and cash flows. Changes in regulations or the imposition of additional regulations could influence our operating environment and may result in substantial costs to us.

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

Furthermore, the U.S. Congress has for some time been considering various forms of climate change legislation. In addition, in July 2019, the State of New Jersey amended the GWRA, which targets 80 percent reduction in greenhouse gas emissions below 2006 levels economy-wide by 2050. On January 27, 2020, Governor Murphy released the New Jersey Energy Master Plan (“EMP”) confirming his commitment to achieve 100 percent clean energy by 2050, and the GWRA mandate of reducing state greenhouse gas emissions. The EMP addressed New Jersey’s energy system, including electric generation, transportation, and buildings, and their associated greenhouse gas emissions and related air pollutants. The EMP defines 100 percent clean energy by 2050 as 100 percent carbon-neutral electric generation and maximum electrification of the transportation and building sectors, which are the greatest carbon emission producing sectors in the state, to meet or exceed the GWRA mandates. To underpin the initiatives in the EMP, Governor Murphy issued Executive Order No. 100, directing the Department of Environmental Protection to make sweeping regulatory reforms, branded as Protecting Against Climate Threats, to reduce emissions and adapt to climate change. These regulations have begun to be promulgated, and NJR is taking an active role in participating in these rulemaking processes.

While the EMP does not place a moratorium or end date on natural gas hook ups, further legislation or rulemaking that de-emphasizes the role of natural gas in providing clean, low-cost energy in the state of New Jersey which could put upward pressure on natural gas prices and place customer growth targets at risk. Higher cost levels could impact the competitive position of natural gas and negatively affect our growth opportunities, cash flows and earnings.

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
Risks related to the regulation of NJNG could affect the rates it is able to charge, its costs and its profitability.

NJNG is subject to regulation by federal, state and local authorities. These authorities regulate many aspects of NJNG’s distribution and transmission operations, including construction and maintenance of facilities, operations, safety, tariff rates that NJNG can charge customers, rates of return, the authorized cost of capital, recovery of pipeline replacement, environmental remediation costs and relationships with its affiliates. NJNG’s ability to construct rate-based assets timely and obtain rate increases, including base rate increases, extend its BGSS incentive and CIP programs and maintain its currently authorized rates of return may be impacted by events, including regulatory or legislative actions. Additionally, in fiscal 2019, NJR began the process of transitioning away from its enterprise platform, which will no longer receive extended support after 2025. The first phase of IT enhancements and upgrades were placed into service in July 2020. The remaining phases of planned upgrades relate to work order and asset management and customer information systems and experience which are expected to require significant capital investment through fiscal year 2024. There can be no assurance that NJNG will be able to obtain rate increases and continue its BGSS incentive, CIP, RAC, SAVEGREEN programs and IT upgrades and enhancements or continue to earn its currently authorized rates of return.

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
Adverse economic conditions, including inflation, increased natural gas costs, foreclosures, impacts to our customer base and customer collections, and business failures, could adversely impact NJNG and increase our level of indebtedness.

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

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
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

Our long-term debt obligations contain financial covenants related to debt-to-capital ratios. These debt obligations also contain provisions that put limitations on our ability to finance future operations or capital needs or to expand or pursue certain business activities. For example, certain of these agreements contain provisions that, among other things, put limitations on our ability to make loans or investments, make material changes to the nature of our businesses, merge, consolidate or engage in asset sales, grant liens or make negative pledges. Furthermore, the debt obligations and our sale leaseback agreements contain covenants and other provisions requiring us to provide timely delivery of accurate financial statements prepared in accordance with GAAP. The failure to comply with any of these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of outstanding debt obligations and/or the inability to borrow under existing revolving credit facilities and term loans. We have relied, and continue to rely, upon short-term bank borrowings or commercial paper supported by our revolving credit facilities to finance the execution of a portion of our operating strategies. NJNG is dependent on these capital sources to purchase its natural gas supply and maintain its properties. The acceleration of our outstanding debt obligations and our inability to borrow under the existing revolving credit facilities would cause a material adverse change in NJR’s and NJNG’s financial condition.

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
Risks Related to Tax and Accounting Matters

The cost of providing pension and postemployment health care benefits to employees and eligible former employees is subject to changes in pension fund values, interest rates and changing demographics and may have a material adverse effect on our financial results.

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

We are subject to taxation by various taxing authorities at the federal, state and local levels. The Biden Administration has also proposed a significant number of changes to U.S. tax laws, including an increase in the maximum tax rate applicable to U.S. corporations. In addition, we cannot predict how our federal and state regulators will apply such tax changes in our future rates. Any future change in tax laws or interpretation of such laws could adversely affect our results of operations, net income, financial condition and cash flows.

A valuation allowance may be required for our deferred tax assets.

During fiscal 2018, as a result of the Tax Act’s decrease to the federal statutory corporate tax rate, and during fiscal 2020, as a result of Corporate Business Tax reform in the state of New Jersey, we revalued our deferred tax assets and liabilities at the enactment date to reflect the rates expected to be in effect when the deferred tax assets and liabilities are realized or settled. These adjustments are based on assumptions we made with respect to our book versus tax differences and the timing of when those differences will reverse. Our deferred tax assets are comprised primarily of investment tax credits and state net operating losses. Any further revaluation of our deferred tax assets that may be required in the future could have a material adverse impact on our financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Natural Gas Distribution Segment

As of September 30, 2021, NJNG owns approximately 7,437 miles of distribution main, 7,716 miles of service main, 251 miles of transmission main and 576,807 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

Additionally, NJNG owns and operates two LNG storage plants in Stafford Township, Ocean County and Howell Township, Monmouth County. The two LNG plants have an aggregate estimated maximum capacity of approximately 170,000 Dths per day and 1 Bcf of total capacity. These facilities are used for peaking natural gas supply and for emergencies. NJNG’s Liquefaction facility is also located on the Howell Township property and allows NJNG to convert natural gas into LNG to fill NJNG’s existing LNG storage tanks. A Power-to-Gas System is also located at the LNG plant in Howell Township and uses solar power to produce hydrogen and inject it into the natural gas system. It consists primarily of an electrolyzer unit, electrical and instrumentation building, and small hydrogen storage tank, along with other supporting systems.

NJNG owns five service centers located in Rockaway Township, Morris County; Atlantic Highlands and Wall Township, Monmouth County; and Lakewood and Stafford Township, Ocean County. These service centers house storerooms, garages, natural gas distribution and administrative offices. NJNG leases its headquarters and customer service facilities in Wall Township, Monmouth County; and a customer service office in Asbury Park, Monmouth County. These customer service offices support customer contact, marketing, economic development and other functions. NJNG also owns a training facility in Howell Township, Monmouth County, to support the technical training of its employees.

Substantially all of NJNG’s properties, not expressly excepted or duly released, are subject to the lien of the Mortgage Indenture as security for NJNG’s mortgage bonds, which totaled $1.1 billion as of September 30, 2021. In addition, under the terms of the Mortgage Indenture, NJNG could have issued up to $1.2 billion of additional first mortgage bonds as of September 30, 2021.

Clean Energy Ventures Segment

As of September 30, 2021, Clean Energy Ventures has various solar contracts, including lease agreements and easements, allowing the installation, operation and maintenance of solar equipment and access to the various properties, including commercial and residential rooftops throughout the State of New Jersey. In addition to the lease agreements and easements, Clean Energy Ventures owns solar projects with a total of 367.8 MW of capacity in New Jersey and Connecticut, 79.5 acres of land in Vineland, Cumberland County and 101.75 acres of land in Fairfield Township, Cumberland County.

Clean Energy Ventures leases office space in Wall Township, Monmouth County.

New Jersey Resources Corporation
Part I

ITEM 2. PROPERTIES (Continued)
Energy Services Segment

As of September 30, 2021, Energy Services leases office space in Wall Township, New Jersey; Charlotte, North Carolina; and Allentown, Pennsylvania.

Storage and Transportation Segment

As of September 30, 2021, Adelphia Gateway owns approximately 11.1 acres of land in Delaware County, Pennsylvania, 21.5 acres in Bucks County, Pennsylvania, 121.1 acres in Northampton County, Pennsylvania and 44.9 acres in Montgomery County, Pennsylvania and leases office space in Wall Township, New Jersey. Leaf River owns 43.94 acres of land and a 5,000 square foot building in Smith County, Mississippi, 65.4 acres in Jasper County, Mississippi and 3.53 acres in Clarke County, Mississippi and leases office space in Houston, Texas.

All Other Business Operations

As of September 30, 2021, CR&R’s real estate portfolio consisted of 23 acres of undeveloped land in Atlantic County, New Jersey. NJRHS leases service centers in Dover, New Jersey and Wall Township, New Jersey. NJR Service Corporation leases office space in Red Bank, New Jersey.

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites will range from approximately $115.4 million to $178.4 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of September 30, 2021, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $135.0 million on the Consolidated Balance Sheets based on the most likely amount.

On September 30, 2021, NJNG filed its annual SBC application requesting to recover remediation expenses, including an increase in the RAC, of approximately $2.0 million annually, effective April 1, 2022. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if former MGP operations were active at the location. The preliminary assessment and site investigation activities are ongoing at the Aberdeen, NJ site location. The estimated costs to complete the preliminary assessment and site investigation phase are included in the MGP remediation liability and corresponding regulatory asset on the Consolidated Balance Sheet at September 30, 2021. NJNG will continue to gather information to determine whether the obligation exists to undertake remedial action, if any, and refine its estimate of potential costs for this site as more information becomes available.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. On September 9, 2020, the BPU approved NJNG's increase in the RAC, which increased the annual recovery from $8.5 million to $9.7 million, effective October 1, 2020. On April 7, 2021, the BPU approved an increase in the RAC, which increased the annual recovery from $9.7 million to $11.1 million and was effective May 1, 2021. As of

New Jersey Resources Corporation
Part I

ITEM 3. LEGAL PROCEEDINGS (Continued)
September 30, 2021, $58.5 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

General

The foregoing statements about NJR’s litigation are based upon the Company’s judgments, assumptions and estimates and are necessarily subjective and uncertain. The Company is involved, and from time to time in the future may be involved, in a number of pending and threatened judicial, regulatory and arbitration proceedings at various stages relating to matters that arise in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, the Company cannot state with confidence what the eventual outcome of the pending litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter will be, if any. In accordance with applicable accounting guidance, NJR establishes accruals for litigation for those matters that present loss contingencies as to which it is both probable that a loss will be incurred, and the amount of such loss can be reasonably estimated. NJR also discloses contingent matters for which there is a reasonable possibility of a loss. Based upon currently available information, NJR believes that the results of litigation that are currently pending, taken together, will not have a materially adverse effect on the Company’s financial condition, results of operations or cash flows. The actual results of resolving the pending litigation matters may be substantially higher than the amounts accrued.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

New Jersey Resources Corporation
Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

NJR’s Common Stock is traded on the New York Stock Exchange under the ticker symbol NJR. As of Nov 12 2021, NJR had 67,950 holders of record of its common stock. Dividends are subject to declaration by the Board of Directors. In September 2021, the Board of Directors declared dividends payable October 1, 2021 of $.3625 per share of common stock to shareowners of record on September 20, 2021. We review our dividend policy on a regular basis. Although subject to any contractual or regulatory restrictions or other limitations on the payment of dividends, future dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, earnings, financial condition, and other requirements.

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

Cumulative Total Return	2016	2017	2018	2019	2020	2021
NJR	$100.00	$131.71	$147.88	$148.65	$92.50	$123.43
S&P 500 Utilities	$100.00	$112.03	$115.31	$146.56	$139.28	$154.61
S&P 500	$100.00	$118.61	$139.85	$145.80	$167.89	$218.26
Peer Group	$100.00	$114.99	$120.30	$139.29	$105.90	$115.85

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

In 1996, the Board of Directors authorized the Company to implement a share repurchase program, which has been expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. The share repurchase plan allows us to purchase our outstanding shares on the open market or in negotiated transactions, based on market and other conditions. We are not required to purchase any specific number of shares and may discontinue or suspend the program at any time. The share repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless it is terminated earlier by action of our Board of Directors or additional shares are authorized for repurchase. The following table sets forth NJR’s repurchase activity for the quarter ended September 30, 2021:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
07/01/21 - 07/31/21	—	$—	—	2,431,053
08/01/21 - 08/31/21	296,000	$37.41	296,000	2,135,053
09/01/21 - 09/30/21	450,000	$35.86	450,000	1,685,053
Total	746,000	$36.34	746,000	1,685,053

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Critical Accounting Estimates

We prepare our financial statements in accordance with GAAP. Application of these accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies during the reporting period. We regularly evaluate our estimates, including those related to the calculation of the fair value of derivative instruments, acquisitions, regulatory assets, income taxes, pension and postemployment benefits other than pensions and contingencies related to environmental matters and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In the normal course of business, estimated amounts are subsequently adjusted to actual results that may differ from estimates.

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

In accordance with accounting standards for contingencies, NJNG’s policy is to record a liability when it is probable that the cost will be incurred and can be reasonably estimated. NJNG will determine a range of liabilities and will record the most likely amount. If no point within the range is more likely than any other, NJNG will accrue the lower end of the range. Since we believe that recovery of these expenditures, as well as related litigation costs, is possible through the regulatory process, we record a regulatory asset corresponding to the related accrued liability. Accordingly, NJNG records an MGP remediation liability and a corresponding regulatory asset on the Consolidated Balance Sheets, which is based on the most likely amount.

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

The following is a summary of a sensitivity analysis for each actuarial assumption as of and for the fiscal year ended September 30, 2021:

Pension Plans
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(47,822)	$(4,708)
Discount rate	(1.00)%	$59,241	$5,669
Rate of return on plan assets	1.00%	n/a	$(2,986)
Rate of return on plan assets	(1.00)%	n/a	$2,986

Other Postemployment Benefits
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(34,782)	$(3,622)
Discount rate	(1.00)%	$44,191	$4,500
Rate of return on plan assets	1.00%	n/a	$(962)
Rate of return on plan assets	(1.00)%	n/a	$962

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Health care cost trend rate	1.00%	$43,217	$7,745
Health care cost trend rate	(1.00)%	$(34,669)	$(6,041)

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

On January 19, 2018, PennEast first received a Certificate of Public Convenience and Necessity for the project from FERC. There were considerable delays throughout the duration of the project. Despite a favorable outcome from the latest Supreme Court ruling on June 29, 2021, PennEast continued to experience regulatory and legal challenges preventing the commencement of construction and commercial operation of the project. As a result, we evaluated our equity investment in PennEast for impairment as of June 30, 2021, and determined that it was other-than-temporarily impaired. We estimated the fair value of our investment in PennEast using probability weighted scenarios assigned to discounted future cash flows. The impairment is the result of management's estimates and assumptions regarding the likelihood of certain outcomes related to required regulatory approvals and pending legal matters (the timing of which remains uncertain), the timing and magnitude of construction costs and in-service dates, the evaluation of the current environmental and political climate as it relates to interstate pipeline development, and transportation capacity revenues and discount rates.

As of September 30, 2021, we recognized an other-than-temporary impairment which is recorded in equity in (losses) earnings from affiliates in the Consolidated Statements of Operations. On September 27, 2021, it was determined that this project is no longer supported and all further development has ceased. It is possible that future developments could impact the fair value and could result in the recognition of additional impairment charges.

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

The fair value of derivative instruments is determined by reference to quoted market prices of listed exchange-traded contracts, published price quotations, pipeline tariff information or a combination of those items. Energy Services’ portfolio is valued using the most current and reasonable market information. If the price underlying a physical commodity transaction does not represent a visible and liquid market, Energy Services may utilize additional published pipeline tariff information and/or other services to determine an equivalent market price. As of September 30, 2021, the fair value of its derivative assets and liabilities reported on the Consolidated Balance Sheets that is based on such pricing is considered immaterial.

Should there be a significant change in the underlying market prices or pricing assumptions, Energy Services may experience a significant impact on its financial position, results of operations and cash flows. Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risks for a sensitivity analysis related to the impact to derivative fair values resulting from changes in commodity prices. The valuation methods we use to determine fair values remained consistent for fiscal 2021, 2020 and 2019. We apply a discount to our derivative assets to factor in an adjustment associated with the credit risk of its physical natural gas counterparties and to our derivative liabilities to factor in an adjustment associated with its own credit risk. We determine this amount by using historical default probabilities corresponding to the appropriate S&P issuer ratings. Since the majority of our counterparties are rated investment grade, this results in an immaterial credit risk adjustment.

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

We have not designated any derivatives as fair value or cash flow hedges as of September 30, 2021 and 2020.

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

Occasionally, the federal and state taxing authorities determine that it is necessary to make certain changes to the income tax laws. These changes may include but are not limited to changes in the tax rates and/or the treatment of certain items of income or expense. Accounting guidance requires that the Company reflect the effect of tax laws or tax rates at the date of enactment. Additionally, the Company is required to re-measure its deferred tax assets and liabilities as of the date of enactment. For non-regulated entities, the effect of changes in tax rates and/or tax laws are required to be included in income from continuing operations for the period that includes the enactment date. For regulated entities, if as the result of an action by a regulator it is probable that the future increase or decrease in taxes payable for items such as changes in tax law or rates will be recovered from or returned to customers through future rates, an asset or liability shall be recognized for that probable increase or decrease in future revenue. Accounting guidance also requires that regulatory liabilities and/or assets be considered a temporary difference for which a related deferred tax asset and/or liability shall be recognized.

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

To the extent that NJNG invests in property that qualifies for ITCs, the ITC is deferred and amortized to income over the life of the equipment in accordance with regulatory treatment. In general, for our unregulated subsidiaries, we record ITCs on the balance sheet as a contra-asset as a reduction to property, plant and equipment when the property is placed in service. The contra asset is amortized on the Consolidated Statements of Operations as a reduction to depreciation expense, over the useful lives of the related assets.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Management’s Overview

Consolidated

NJR is a diversified energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in the U.S. and Canada. In addition, we invest in clean energy projects, storage and transportation assets and provide various repair, sales and installation services. A more detailed description of our organizational structure can be found in Item 1. Business.

The following sections include a discussion of results for fiscal 2021 compared to fiscal 2020. The comparative results for fiscal 2020 with fiscal 2019 have been omitted from this Form 10-K, but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Exhibit Number 99.1 on Form 8-K, filed with the SEC on September 27, 2021.

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

Operating Results

Net income (loss) and assets by reporting segment and operations for the fiscal years ended September 30, are as follows:

(Thousands)	2021		2020		2019
	Net Income	Assets	Net Income	Assets	Net Income	Assets
Natural Gas Distribution	$107,375	$3,707,461	$126,902	$3,531,477	$78,062	$3,064,309
Clean Energy Ventures	16,789	914,788	22,111	814,277	31,903	694,439
Energy Services	58,957	365,423	(11,008)	244,836	(1,268)	290,847
Storage and Transportation	(67,787)	862,407	18,311	844,799	14,689	240,955
Home Services and Other	(826)	162,134	5,784	138,375	1,637	104,411
Intercompany (1)	3,382	(289,935)	907	(257,287)	(1,088)	(237,019)
Total	$117,890	$5,722,278	$163,007	$5,316,477	$123,935	$4,157,942
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in net income of $45.1 million during fiscal 2021, compared with fiscal 2020, was driven primarily by the impairment of our equity method investment in PennEast, partially offset by increased earnings at Energy Services due to strong market demand related to the extreme cold weather during February 2021. The primary drivers of the changes noted above are described in more detail in the individual segment discussions.

The increase in assets during fiscal 2021, compared with fiscal 2020, was additional investment in utility plant in our Natural Gas Distribution segment, solar asset investments at Clean Energy Ventures, and increased infrastructure spend in Storage and Transportation primarily related to the on-going conversion and construction of the southern end of Adelphia Gateway, along with an increase in accounts receivable at Energy Services, partially offset by the impairment of our equity method investment in PennEast.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE for the fiscal years ended September 30:

(Thousands, except per share data)	2021	2020	2019
Net income	$117,890	$163,007	$123,935
Add:
Unrealized loss (gain) on derivative instruments and related transactions	54,203	(9,644)	2,881
Tax effect	(12,887)	2,296	(711)
Effects of economic hedging related to natural gas inventory (1)	(42,405)	12,690	4,309
Tax effect	10,078	(3,016)	(1,024)
Impairment of equity method investment	92,000	—	—
Tax effect	(11,167)	—	—
Net financial earnings	$207,712	$165,333	$129,390

Basic earnings per share	$1.23	$1.72	$1.39
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.56	(0.10)	0.03
Tax effect	(0.13)	0.02	(0.01)
Effects of economic hedging related to natural gas inventory (1)	(0.44)	0.13	0.05
Tax effect	0.10	(0.03)	(0.01)
Impairment of equity method investment	0.96	—	—
Tax effect	(0.12)	—	—
Basic net financial earnings per share	$2.16	$1.74	$1.45
(1)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reporting segment and other operations for the fiscal years ended September 30, discussed in more detail within the operating results sections of each segment, is summarized as follows:

(Thousands)	2021		2020		2019
Natural Gas Distribution	$107,375	52%	$126,902	77%	$78,062	60%
Clean Energy Ventures	16,789	8	22,111	13	31,903	25
Energy Services	71,117	34	(7,873)	(5)	2,918	2
Storage and Transportation	13,046	6	18,311	11	14,689	11
Home Services and Other	(826)	—	5,784	4	1,911	2
Eliminations (1)	211	—	98	—	(93)	—
Total	$207,712	100%	$165,333	100%	$129,390	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in NFE of $42.4 million during fiscal 2021, compared with fiscal 2020, was due primarily to increased earnings at Energy Services as previously discussed.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated natural gas service throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey to approximately 564,000 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, including those risks associated with COVID-19, which may include but are not limited to impacts to customer growth and customer usage, customer collections, the timing and costs of capital expenditures and construction of infrastructure projects, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. In addition, NJNG may be subject to adverse economic conditions, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

Base Rate Case

On March 30, 2021, NJNG filed a base rate case with the BPU requesting a natural gas revenue increase of $165.7 million including a rate recovery for SRL and other infrastructure investments. On July 9, 2021, the Company updated its base rate request to $163.9 million, based on nine months of actual information through June 30, 2021. On September 23, 2021, NJNG filed its second update to the base rate case. The updated filing seeks a base rate increase of $162.5 million. On November 17, 2021, the BPU issued an order adopting a stipulation of settlement approving a $79.0 million increase to base rates, effective December 1, 2021. The increase includes an overall rate of return on rate base of 6.84 percent, return on common equity of 9.6 percent, a common equity ratio of 54.0 percent and a composite depreciation rate of 2.78 percent.

Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated PIM and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals for fiscal 2021 and estimates of expected investments over the next fiscal year:
Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory oversight, environmental regulations, unforeseen events and the ability to access capital.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Infrastructure Investment Program

On February 28, 2019, NJNG filed a petition with the BPU seeking authority to implement a five-year IIP. The IIP consisted of two components: transmission and distribution investments and information technology replacement and enhancements. The total investment for the IIP was approximately $507.0 million. All approved investments will be recovered through annual filings to adjust base rates. On October 28, 2020, the BPU approved the Company’s transmission and distribution component of the IIP for $150.0 million over five years, effective November 1, 2020. NJNG voluntarily withdrew the information technology upgrade component and will seek to recover associated costs in future rate case proceedings.

SAFE II and NJ RISE

NJNG continues to implement BPU-approved infrastructure projects that are designed to enhance the reliability and integrity of NJNG’s natural gas distribution system.

The BPU approved the 5-year SAFE II program and the associated rate mechanism to replace the remaining unprotected steel mains and services from NJNG’s natural gas distribution system at an estimated cost of approximately $200.0 million, excluding AFUDC. With the approval of SAFE II, $157.5 million was approved for accelerated cost recovery methodology. The remaining $42.5 million in capital expenditures must be requested for recovery in base rate cases, of which $23.4 million was approved in NJNG’s 2019 base rate case with the remainder included in the 2021 base rate case.

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

On March 31, 2021, NJNG filed a petition with the BPU requesting the final base rate increase of approximately $311,000 for the recovery associated with NJ RISE and SAFE II capital investments cost of approximately $3.4 million made through June 30, 2021. On June 22, 2021, this filing was consolidated with the 2021 base rate case and on July 30, 2021, was updated for actual information through June 30, 2021, which revised the increase requested to $269,000. On November 17, 2021, the BPU issued an order for the consolidated matter which included approval for the final increase for the NJ RISE/SAFE II programs for the requested $269,000.

Southern Reliability Link

The SRL is an approximately 30-mile, 30-inch transmission main designed to support improved system reliability and integrity in the southern portion of NJNG’s service territory. Construction began on the project in December 2018 and SRL was placed in service during August 2021.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NJNG’s total customers as of September 30, include the following:

	2021	2020	2019
Firm customers
Residential	502,546	497,779	486,474
Commercial, industrial & other	30,615	28,735	28,992
Residential transport	21,882	22,420	22,870
Commercial transport	8,815	9,184	9,237
Total firm customers	563,858	558,118	547,573
Other	47	48	53
Total customers	563,905	558,166	547,626

During fiscal 2021, NJNG added 7,854 new customers. NJNG expects these new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $5.6 million to utility gross margin during fiscal 2022. NJNG also added 8,349 and 9,711 new customers during the fiscal years ended September 30, 2020 and 2019, respectively.

NJNG continues to expect to add approximately 28,000 to 30,000 new customers during the three-year period of fiscal 2022 to 2024. Based on information from municipalities and developers, as well as external industry analysts and management’s experience, NJNG estimates that approximately 63 percent of the growth will come from new construction markets and 37 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG's base rates by approximately $6.2 million annually, as calculated under NJNG's CIP tariff. See the Natural Gas Distribution Segment Operating Results section that follows for a definition and further discussion of utility gross margin.

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

On June 11, 2021, NJNG submitted its annual cost recovery filing for the SAVEGREEN programs established from 2010 through 2018. If approved, the proposed rate increase will increase annual recoveries by $2.2 million, expected to be effective in early 2022.

The following table summarizes loans, grants, rebates and related investments as of September 30:

(Thousands)	2021	2020
Loans	$132,800	$119,400
Grants, rebates and related investments	98,100	80,500
Total	$230,900	$199,900

Program recoveries from customers during the fiscal year ended September 30, 2021 and 2020, were $12.4 million and $10.3 million, respectively. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.6 percent to 10.3 percent.

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

NJNG’s total utility firm gross margin includes the following adjustments related to the CIP mechanism:

(Thousands)	2021	2020	2019
Weather (1)	$13,273	$17,882	$2,699
Usage	(1,852)	292	(341)
Total	$11,421	$18,174	$2,358
(1)Compared with the CIP 20-year average, weather was 6.5 percent, 7.6 percent and 1 percent warmer-than-normal during fiscal 2021, 2020 and 2019 respectively.

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

On May 28, 2021, NJNG submitted its annual petition to modify its BGSS, balancing charge and CIP rates. On November 17, 2021, the BPU approved a $2.9 million increase to the annual revenues credited to BGSS, a $13.0 million annual increase related to its balancing charge, as well as changes to CIP rates, which result in a $6.3 million decrease to our annual recovery decrease, effective December 1, 2021.

Refer to Note 4. Regulation - BGSS and CIP in the accompanying Consolidated Financial Statements for a further discussion of NJNG’s periodic BGSS and CIP rate adjustments.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Utility gross margin from incentive programs was $13.4 million, $9.5 million and $8.4 million during the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

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

($ per MMBtu)
$15
$10
$5
$0
Oct
Nov
Dec
Jan
Feb
Mar
Apr
May
June
July
Aug
Sept
2021
2020
2019

(1) Data sourced from S&P Global Platts.

The maximum price per MMBtu was $14.57, $5.59 and $9.17 and the minimum price was $0.28, $0.68 and $1.09 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Results of Operations and Cash Flow sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On June 25, 2021, NJNG filed its annual USF compliance filing proposing an increase to the statewide USF rate, which will result in an annual increase of approximately $4.9 million. On September 14, 2021, the BPU approved the increase, effective October 1, 2021.

On September 30, 2021, NJNG filed its annual SBC application requesting recovery of remediation expenses, an increase in the RAC of approximately $2.0 million annually and an annual decrease to the NJCEP factor of $500,000 effective April 1, 2022.

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $135.0 million as of September 30, 2021, a decrease of $15.6 million compared with the prior fiscal period.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

NJNG’s operating results for the fiscal years ended September 30, are as follows:

(Thousands)	2021	2020	2019
Operating revenues	$731,796	$729,923	$710,793
Operating expenses
Natural gas purchases (1) (2)	260,714	287,307	336,489
Operation and maintenance	203,740	162,792	171,198
Regulatory rider expense (3)	38,304	34,529	33,937
Depreciation and amortization	80,045	71,883	57,980
Total operating expenses	582,803	556,511	599,604
Operating income	148,993	173,412	111,189
Other income, net	13,841	11,486	2,441
Interest expense, net of capitalized interest	36,405	30,975	26,134
Income tax provision	19,054	27,021	9,434
Net income	$107,375	$126,902	$78,062
(1)Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.
(2)Includes related party transactions of approximately $13.0 million, $11.5 million and $16.2 million during fiscal 2021, 2020 and 2019, respectively, a portion of which are eliminated in consolidation.
(3)Consists of expenses associated with state-mandated programs, the RAC and energy efficiency programs, and are calculated on a per-therm basis. These expenses are passed through to customers and are offset by corresponding revenues.

Operating Revenues and Natural Gas Purchases

Operating revenues remained relatively flat during fiscal 2021 compared with fiscal 2020. Natural gas purchases decreased 9.3 percent during fiscal 2021 compared with fiscal 2020. The factors contributing to the increases and decreases in operating revenues and natural gas purchases during fiscal 2021, are as follows:

	2021 v. 2020
(Thousands)	Operating revenues	Natural gas purchases
Firm sales	$24,853	$8,839
Bill credits	(20,590)	(20,590)
Average BGSS rates	(20,398)	(20,398)
BGSS incentives	9,460	5,517
Base rate impact	5,076	—
CIP adjustments	(6,753)	—
SAFE II/NJ RISE	6,689	—
Other (1)	3,536	39
Total increase (decrease)	$1,873	$(26,593)
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure to NJNG’s utility gross margin, is as follows for the fiscal years ended September 30:

(Thousands)	2021	2020	2019
Operating revenues	$731,796	$729,923	$710,793
Less:
Natural gas purchases	260,714	287,307	336,489
Regulatory rider expense	38,304	34,529	33,937
Utility gross margin	$432,778	$408,087	$340,367

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

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	2021		2020		2019
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$288,723	46.2	$275,033	44.6	$224,597	46.0
Commercial, industrial and other	64,950	8.6	57,929	8.2	50,553	9.7
Firm transportation	61,870	13.7	60,199	13.3	51,069	13.7
Total utility firm gross margin/throughput	415,543	68.5	393,161	66.1	326,219	69.4
BGSS incentive programs	13,415	101.3	9,471	118.4	8,398	123.8
Interruptible/off-tariff agreements	3,820	22.9	5,455	30.9	5,750	39.0
Total utility gross margin/throughput	$432,778	192.7	$408,087	215.4	$340,367	232.2

Utility Firm Gross Margin

Utility firm gross margin increased $22.4 million during fiscal 2021 compared with fiscal 2020, due primarily to the increase in firm sales and base rates, along with increased returns on infrastructure programs related to SAFE II and NJ RISE.

BGSS Incentive Programs

The factors contributing to the change in utility gross margin generated by BGSS incentive programs are as follows:

(Thousands)	2021 v. 2020
Storage	$2,664
Off-system sales	1,263
Capacity release	16
Total increase	$3,943

The increase in utility gross margin was due primarily to improved opportunities for storage incentive compared with the prior year along with increased margins from off-system sales.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operation and Maintenance Expense

O&M expense increased $40.9 million during fiscal 2021 compared with fiscal 2020, due primarily to increased compensation, information technology expenditures and bad debt expenses.

Depreciation Expense

Depreciation expense increased $8.2 million in fiscal 2021, compared with fiscal 2020, as a result of additional utility plant being placed into service.

Interest Expense

Interest expense increased $5.4 million in fiscal 2021, compared with fiscal 2020, due primarily to the timing of issuance of outstanding long-term debt and additional short-term borrowings.

Other Income

Other income increased $2.4 million during fiscal 2021, compared with fiscal 2020, due primarily to increased AFUDC equity earned on infrastructure projects.

Income Tax Provision

Income tax provision decreased $8.0 million during fiscal 2021, compared with fiscal 2020, due primarily to lower operating income.

Net Income

Net income decreased $19.5 million to $107.4 million in fiscal 2021, compared with fiscal 2020, due primarily to increased O&M, depreciation and interest expenses, as previously discussed.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Solar

Solar projects placed in service and related expenditures for the fiscal years ended September 30, are as follows:

($ in Thousands)	2021			2020			2019
Placed in service	Projects	MW	Costs	Projects	MW	Costs	Projects	MW	Costs
Grid-connected (1) (2)	1	2.9	$3,433	9	60.1	$121,516	3	29.0	$64,684
Net-metered:
Commercial (1) (3)	1	2.7	5,576	—	—	43	4	22.8	71,730
Residential	421	4.8	13,885	481	5.9	17,474	815	8.3	26,796
Total placed in service	423	10.4	$22,894	490	66.0	$139,033	822	60.1	$163,210
(1)Includes projects subject to sale leaseback arrangements.
(2)Includes an operational 2.9 MW commercial solar project acquired in December 2020.
(3)Includes a 4.4 MW commercial solar project acquired in August 2019.

Since inception, Clean Energy Ventures has constructed a total of 367.8 MW of solar capacity. Projects that were placed in service through December 31, 2019, qualified for a 30-percent federal ITC. The ITC declined to 26 percent for property under construction before the end of 2020. The Consolidated Appropriations Act, 2021 extended the 26 percent ITC for property under construction during 2021 and 2022. The ITC will drop to 22 percent for property under construction before the end of 2023. After 2023 the ITC will be reduced to 10 percent.

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

Clean Energy Ventures may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. The Company will continue to operate the solar assets and are responsible for related expenses and entitled to retain the revenue generated from SRECs, TRECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer, if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first 5 years of in-service life, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. During fiscal 2021 and 2020, Clean Energy Ventures received proceeds of $17.7 million and $42.9 million, respectively, in connection with the sale leaseback of commercial solar assets. There were no sale leasebacks during fiscal 2019.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
SREC and TREC activity for the fiscal years ended September 30, is as follows:

	2021		2020		2019
	SRECs	TRECs	SRECs	TRECs	SRECs
Inventory balance as of October 1,	35,011	9,270	53,395	—	105,192
RECs generated	406,118	31,767	389,716	9,270	311,803
RECs delivered	(333,025)	(34,093)	(408,100)	—	(363,600)
Inventory balance as of September 30,	108,104	6,944	35,011	9,270	53,395

The average SREC sales price was $196 in fiscal 2021, $199 in fiscal 2020 and $207 in fiscal 2019 and the average TREC price was $144 in both fiscal 2021 and 2020.

Clean Energy Ventures hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2022	100%
2023	99%
2024	95%
2025	41%
2026	17%
(1)Energy years are compliance periods for New Jersey’s renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of SRECs or TRECs by our solar assets. All related costs are included as a component of O&M expenses on the Consolidated Statements of Operations, including such expenses as facility maintenance and broker fees.

Operating Results

Clean Energy Ventures’ financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2021	2020	2019
Operating revenues	$95,275	$102,617	$98,099
Operating expenses
Operation and maintenance	36,715	30,310	28,614
Depreciation and amortization (1)	20,567	25,329	22,376
Total operating expenses (1)	57,282	55,639	50,990
Operating income (1)	37,993	46,978	47,109
Other income, net	6,392	6,420	6,910
Interest expense, net	22,548	20,253	14,846
Income tax provision (1)	5,048	11,034	7,270
Net income (1)	$16,789	$22,111	$31,903
(1)Amounts in fiscal 2020 and 2019 have been adjusted for the change in accounting method related to ITCs, see Note 2. Summary of Significant Accounting Policies for more detail.

Operating Revenues

Operating revenues decreased $7.3 million in fiscal 2021, compared with fiscal 2020, due primarily to decreased SREC revenue due to timing of deliveries, partially offset by the recognition of TREC revenue, which was not present during the same period in the prior year.

Operation and Maintenance Expense

O&M expense increased $6.4 million in fiscal 2021, compared with fiscal 2020, due primarily to increased project maintenance, lease expenses and information technology expenses.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Depreciation Expense

Depreciation expense decreased $4.8 million in fiscal 2021, compared with fiscal 2020, due primarily to the change in estimated useful lives of our commercial solar assets, effective July 1, 2020.

Income Tax Provision

Income tax provision decreased $6.0 million during fiscal 2021, compared with fiscal 2020, due primarily to lower operating income along with a decrease in the state tax rate resulting from tax reform in New Jersey.

Net Income

Net income in fiscal 2021 decreased $5.3 million, compared with fiscal 2020, due primarily to the increased O&M and interest expense, partially offset by decreased depreciation expense, as previously discussed.

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

Energy Services also provides management of transportation and storage assets for natural gas producers and regulated utilities. These management transactions typically involve the release of producer/utility-owned storage and/or transportation capacity in combination with either an obligation to purchase and/or deliver physical natural gas. In addition to the contractual purchase and/or sale of physical natural gas, Energy Services generates or pays fee-based margin in exchange for its active management and may provide the producer and/or utility with additional margin based on actual results.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Energy Services’ financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2021	2020	2019
Operating revenues (1)	$1,228,420	$1,030,419	$1,742,791
Operating expenses
Natural gas purchases (including demand charges (2)(3))	1,098,261	1,024,579	1,719,519
Operation and maintenance	50,885	17,368	20,943
Depreciation and amortization	111	123	118
Total operating expenses	1,149,257	1,042,070	1,740,580
Operating income (loss)	79,163	(11,651)	2,211
Other income	369	304	153
Interest expense, net	2,204	3,276	5,205
Income tax provision (benefit)	18,371	(3,615)	(1,573)
Net income (loss)	$58,957	$(11,008)	$(1,268)
(1)Includes related party transactions of approximately $426,000, $1.1 million and $8.2 million during fiscal 2021, 2020 and 2019, respectively, which are eliminated in consolidation.
(2)Costs associated with pipeline and storage capacity that are expensed over the term of the related contracts, which generally varies from less than one year to 10 years.
(3)Includes related party transactions of approximately $841,000, $183,000 and $3.4 million during fiscal 2021, 2020 and 2019, respectively, a portion of which are eliminated in consolidation.

As of September 30, Energy Services’ portfolio of financial derivative instruments are composed of:

(in Bcf)	2021	2020	2019
Net short futures contracts	13.7	29.3	34.6
Net long options	—	—	1.0

Operating Revenues and Natural Gas Purchases

During fiscal 2021, operating revenues increased $198.0 million and natural gas purchases increased $73.7 million, due primarily to increased natural gas price and volumes compared to the prior period, along with volatility related to the extreme weather in the mid-continent and southern regions of the U.S. during February 2021.

Future results at Energy Services are contingent upon natural gas market price volatility driven by variations in both the supply and demand balances caused by weather and other factors. As a result, variations in weather patterns in the key market areas served may affect earnings during the fiscal year. Changes in market fundamentals, such as an increase in supply and decrease in demand due to warmer temperatures, and reduced volatility, can negatively impact Energy Services’ earnings. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Natural Gas Distribution Segment for TETCO M-3 Daily Prices, which illustrates the daily natural gas prices in the Northeast market region.

Operation and Maintenance Expense

O&M expense increased $33.5 million during fiscal 2021, compared with fiscal 2020, due primarily to increased compensation costs, charitable contributions and bad debt expense.

Income Tax Provision (Benefit)

Income taxes increased $22.0 million during fiscal 2021, compared with fiscal 2020, due primarily to increased operating income related to increased natural gas price volatility during February 2021, as discussed above.

Net Income (Loss)

Net income increased $70.0 million during fiscal 2021, compared with fiscal 2020, due primarily to increased operating revenue, partially offset by higher natural gas purchases and O&M expenses, as previously discussed.

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

Financial Margin

The following table is a computation of Energy Services’ financial margin for the fiscal years ended September 30.

(Thousands)	2021	2020	2019
Operating revenues	$1,228,420	$1,030,419	$1,742,791
Less: Natural gas purchases	1,098,261	1,024,579	1,719,519
Add:
Unrealized (gain) loss on derivative instruments and related transactions (1)	58,362	(8,583)	1,195
Effects of economic hedging related to natural gas inventory (2)	(42,405)	12,690	4,309
Financial margin	$146,116	$9,947	$28,776
(1)Includes unrealized (gains) losses related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $(3.2) million, $(809,000) and $995,000, net of taxes for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
(2)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

A reconciliation of operating income, the closest GAAP financial measure to Energy Services’ financial margin, is as follows for the fiscal years ended September 30:

(Thousands)	2021	2020	2019
Operating income (loss)	$79,163	$(11,651)	$2,211
Add:
Operation and maintenance	50,885	17,368	20,943
Depreciation and amortization	111	123	118
Subtotal	130,159	5,840	23,272
Add:
Unrealized loss (gain) on derivative instruments and related transactions	58,362	(8,583)	1,195
Effects of economic hedging related to natural gas inventory	(42,405)	12,690	4,309
Financial margin	$146,116	$9,947	$28,776
Financial margin increased $136.2 million during fiscal 2021, compared with fiscal 2020, due primarily to volatility related to the extreme weather in the mid-continent and southern regions of the U.S. during February 2021, as previously discussed.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Net Financial Earnings

A reconciliation of Energy Services’ net income (loss), the most directly comparable GAAP financial measure to NFE, is as follows for the fiscal years ended September 30:

(Thousands)	2021	2020	2019
Net income (loss)	$58,957	$(11,008)	$(1,268)
Add:
Unrealized loss (gain) on derivative instruments and related transactions	58,362	(8,583)	1,195
Tax effect (1)	(13,875)	2,044	(294)
Effects of economic hedging related to natural gas inventory	(42,405)	12,690	4,309
Tax effect	10,078	(3,016)	(1,024)
Net financial earnings	$71,117	$(7,873)	$2,918
(1)Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $988,000, $252,000 and $(310,000) for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

NFE increased $79.0 million during fiscal 2021, compared with fiscal 2020, due primarily to volatility related to the extreme weather in the mid-continent and southern regions of the U.S. during February 2021, as previously discussed.

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

Storage and Transportation Segment

Overview

Our Storage and Transportation segment invests in natural gas assets, such as natural gas transportation and storage facilities. We believe that acquiring, owning and developing these storage and transportation assets, which operate under a tariff structure that has either cost- or market-based rates, can provide us a growth opportunity. Our Storage and Transportation segment is subject to various risks, including the construction, development and operation of our transportation and storage assets, obtaining necessary governmental, environmental and regulatory approvals, our ability to obtain necessary property rights and our ability to obtain financing at reasonable costs for the construction, operation and maintenance of our assets. In addition, our storage and transportation assets may be subject to risk associated with the COVID-19 pandemic, such as disruption to the supply chain and availability of critical equipment and supplies, disruptions to the availability of our specialized workforce and contractors and changes to demand for natural gas, transportation and other downstream activities.

Our Storage and Transportation segment is comprised of Leaf River, a 32.2 million Dth salt dome natural gas storage facility that operates under market-based rates and Adelphia Gateway, an existing 84-mile pipeline in southeastern Pennsylvania. Adelphia Gateway operates under cost of service rates but can enter into negotiated rates with counterparties. The northern portion of the pipeline was operational upon acquisition and it currently serves two natural gas generation facilities. On October 5, 2020, we began the conversion of the southern zone of the pipeline to natural gas.

Our Storage and Transportation segment also has a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates and a 20 percent interest in PennEast, a partnership whose purpose was to construct and operate a 120-mile natural gas pipeline that would have extended from northeast Pennsylvania to western New Jersey.

PennEast received a Certificate of Public Convenience and Necessity for the project from FERC on January 19, 2018. However, because of numerous regulatory and legal challenge, we evaluated our equity investment in PennEast for impairment as of June 30, 2021, and determined that it was other-than-temporarily impaired. We estimated the fair value of our investment in PennEast using probability weighted scenarios assigned to discounted future cash flows. The impairment is the result of management's estimates and assumptions regarding the likelihood of certain outcomes related to required regulatory approvals and pending legal matters, the timing of which remains uncertain, the timing and magnitude of construction costs and in-service dates, the evaluation of the current environmental and political climate as it relates to interstate pipeline development, and transportation capacity revenues and discount rates.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
As of September 30, 2021, we recognized an other-than-temporary impairment charge of $92.0 million, or approximately $74.5 million, net of income taxes. The other-than-temporary impairment is recorded in equity in (losses) earnings from affiliates in the Consolidated Statements of Operations. On September 27, 2021, the PennEast partnership determined that this project is no longer supported and all further development has ceased. It is possible that future developments could impact the fair value and could result in the recognition of additional impairment charges.

As of September 30, 2021, our investments in Steckman Ridge and PennEast were $109.0 million and $5.5 million, respectively.

Operating Results

The financial results of our Storage and Transportation segment for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2021	2020	2019
Operating revenues (1)	$51,020	$44,728	$—
Operating expenses
Natural gas purchases	1,266	1,122	—
Operation and maintenance	29,135	21,862	4,043
Depreciation and amortization	9,960	9,293	6
Total operating expenses	40,361	32,277	4,049
Operating income	10,659	12,451	(4,049)
Other income, net	5,931	7,328	7,345
Interest expense, net	13,348	13,124	2,185
Income tax (benefit) provision	(10,043)	4,247	2,254
Equity in earnings of affiliates	(81,072)	15,903	15,832
Net (loss) income	$(67,787)	$18,311	$14,689
(1)Includes related party transactions of approximately $1.8 million and $2.7 million during fiscal 2021 and fiscal 2020, respectively, which are eliminated in consolidation.

Operation Revenues

Operating revenue in fiscal 2021 increased $6.3 million, compared with fiscal 2020, due to increased operating revenues at Leaf River and Adelphia Gateway.

Equity in earnings of affiliates decreased $97.0 million during fiscal 2021, compared with fiscal 2020, due primarily to the impairment of our equity method investment in PennEast.

Operation and Maintenance Expense

O&M increased $7.3 million during fiscal 2021, compared with fiscal 2020, due primarily to operations of Adelphia Gateway and increases at Leaf River.

Depreciation Expense

Depreciation expense increased $667,000 during fiscal 2021, compared with fiscal 2020, due primarily to operations of Adelphia Gateway during fiscal 2021, that were not present in the first quarter of fiscal 2020.

Interest Expense

Interest expense, net increased $224,000 during fiscal 2021, compared with fiscal 2020, due primarily to higher interest expense related to the acquisition of Leaf River and Adelphia Gateway during fiscal 2020.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Net Income

Net income in fiscal 2021 decreased $86.1 million, compared with fiscal 2020, due primarily to the impairment of our equity method investment in PennEast, as previously discussed.

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

(Thousands)	2021	2020	2019
Net (loss) income	$(67,787)	$18,311	$14,689
Add:
Impairment of equity method investment	92,000	—	—
Tax effect	(11,167)	—	—
Net financial earnings	$13,046	$18,311	$14,689

NFE decreased $5.3 million during fiscal 2021, compared with fiscal 2020, due primarily to increased O&M and depreciation expense, partially offset by increased operating revenue at Leaf River and Adelphia Gateway, as previously discussed.
Home Services and Other Operations

Overview

The financial results of Home Services and Other consist primarily of the operating results of NJRHS. NJRHS provides service, sales and installation of appliances to approximately 106,000 service contract customers and has been focused on growing its installation business and expanding its service contract customer base. Home Services and Other also includes organizational expenses incurred at NJR and rental income at CR&R.

Operating Results

The condensed consolidated financial results of Home Services and Other for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2021	2020	2019
Operating revenues	$52,229	$51,017	$50,902
Operation and maintenance	$47,214	$41,529	$44,846
Income tax (provision) benefit	$(196)	$(2,478)	$1,428
Net (loss) income	$(826)	$5,784	$1,637

Operating Revenues

Operating revenues increased $1.2 million during fiscal 2021, compared with fiscal 2020, due primarily to increased service contract and installation revenue at Home Services.

Operation and Maintenance Expense

O&M expense increased $5.7 million during fiscal 2021, compared with fiscal 2020, due primarily to increased consulting expenses related to technology improvement projects and higher compensation costs.

Income Tax (Benefit) Provision

Income tax benefit decreased $2.3 million during fiscal 2021, compared with fiscal 2020, due primarily to tax credits and impacts of New Jersey corporate business tax reform recognized in the prior year that did not recur.

Net Income

Net income decreased $6.6 million during fiscal 2021, compared with fiscal 2020, due primarily to increased shared corporate costs, information technology costs and compensation expense along with decreased income tax benefit as described above.

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

(Thousands)	2021	2020	2019
Net (loss) income	$(826)	$5,784	$1,637
Add:
Unrealized loss on derivative instruments and related transactions	—	—	381
Tax effect	—	—	(107)
Net financial (loss) earnings	$(826)	$5,784	$1,911
Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each reporting segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

Our consolidated capital structure as of September 30, was as follows:

	2021	2020
Common stock equity	38%	40%
Long-term debt	51	56
Short-term debt	11	4
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. On September 28, 2021, we registered 2.5 million shares of additional common stock for issuance under the DRP. NJR raised approximately $15.1 million of equity through the DRP by issuing approximately 290,000 shares of common stock and approximately 141,000 shares of treasury stock during fiscal 2021, and raised $18.1 million during fiscal 2020, by issuing approximately 520,000 shares of treasury stock. There were no shares of common stock issued through the waiver discount feature of the DRP during fiscal 2021 and 2020.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
In December 2019, we completed an equity offering of 6,545,454 common shares, consisting of 5,333,334 common shares issued directly by NJR and 1,212,120 common shares issuable pursuant to forward sales agreements with investment banks. The issuance of 5,333,334 common shares resulted in proceeds of approximately $212.9 million, net of issuance costs, and was reflected in shareholders' equity and as a financing activity on the statement of cash flows.

Under the forward sale agreements, a total of 1,212,120 common shares were borrowed from third parties and sold to the underwriters. Each forward sale agreement allows us, at our election and prior to September 30, 2020, to physically settle the forward sale agreements by issuing common shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement, which was initially $40.0125 per share, or, alternatively, to settle the forward sale agreements in whole or in part through the delivery or receipt of shares or cash. The forward sale price was subjected to adjustment daily based on a floating interest rate factor and would decrease with respect to certain fixed amounts specified in the agreements, such as dividends.

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

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of September 30, 2021, we had repurchased a total of approximately 17.8 million of those shares and may repurchase an additional 1.7 million shares under the approved program. There were 746,000 shares repurchased during fiscal 2021 and no shares repurchased during fiscal 2020.
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

We believe that our existing borrowing availability, equity proceeds and cash flows from operations will be sufficient to satisfy our working capital, capital expenditures and dividend requirements for at least the next 12 months. NJR, NJNG, Clean Energy Ventures, Storage and Transportation and Energy Services currently anticipate that each of their financing requirements for the next 12 months will be met primarily through the issuance of short and long-term debt, and meter or solar asset sale leasebacks.

We believe that as of September 30, 2021, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

As a result of the COVID-19 pandemic there have been disruptions, uncertainty and volatility in the credit and capital markets. The Company has been able to obtain sufficient financing to meet its funding requirements for operations and capital expenditures, however, our ability to access funds from financial institutions at a reasonable cost may impact the nature and timing of future capital market transactions.

Short-Term Debt

We use our short-term borrowings primarily to finance Energy Services’ short-term liquidity needs, Storage and Transportation investments, share repurchases and, on an initial basis, Clean Energy Ventures’ investments. Energy Services’ use of high-volume storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

As of September 30, 2021, NJR had a revolving credit facility totaling $500 million, with $270.3 million available under the facility.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of September 30, 2021, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $91.1 million.

Short-term borrowings were as follows:

	Three Months Ended	Twelve Months Ended
(Thousands)	September 30, 2021
NJR
Notes Payable to banks:
Balance at end of period	$219,100	$219,100
Weighted average interest rate at end of period	1.05%	1.05%
Average balance for the period	$163,018	$119,982
Weighted average interest rate for average balance	1.08%	1.05%
Month end maximum for the period	$219,100	$219,100
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$158,200	$158,200
Weighted average interest rate at end of period	0.17%	0.17%
Average balance for the period	$5,814	$2,699
Weighted average interest rate for average balance	0.16%	0.09%
Month end maximum for the period	$158,200	$158,200

Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG’s short-term borrowings tend to peak in the November through January time frame.

NJR

Based on its average borrowings during fiscal 2021, NJR’s average interest rate was 1.05 percent, resulting in interest expense of approximately $1.2 million.

On September 2, 2021, NJR entered into a Second Amended and Restated Credit Agreement governing a $500 million NJR Credit Facility. The agreement refinances a $425 million revolving credit facility that was scheduled to expire on December 5, 2023, but has now been terminated. The NJR Credit Facility expires on September 2, 2026, subject to two mutual options for a one-year extension beyond that date. The NJR Credit Facility permits the borrowing of revolving loans and swingline loans, as well as a $75 million sublimit for the issuance of letters of credit. The NJR Credit Facility also includes an accordion feature, which would allow NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in minimum increments of $50 million increments up to a maximum of $250 million. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility. The credit facility is used primarily to finance its share repurchases, to satisfy Energy Services’ short-term liquidity needs and to finance, on an initial basis, unregulated investments.

As of September 30, 2021, NJR had eight letters of credit outstanding totaling $10.6 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

As noted above, based on its average borrowings during fiscal 2021, NJNG’s average interest rate was 0.09 percent, resulting in interest expense of approximately $54,000.

On September 2, 2021, NJNG entered into a Second Amended and Restated Credit Agreement governing a $250 million, NJNG Credit Facility. The agreement refinances a $250 million revolving credit facility that was scheduled to expire on December 5, 2023, but has now been terminated. The NJNG Credit Facility expires on September 2, 2026, subject to two

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
mutual options for a one-year extension beyond that date. The NJNG Credit Facility permits the borrowing of revolving loans and swingline loans, as well as a $30 million sublimit for the issuance of letters of credit. The NJNG Credit Facility also includes an accordion feature, which would allow NJNG, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJNG Credit Facility in minimum increments of $50 million up to a maximum of $100 million.

As of September 30, 2021, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

Short-Term Debt Covenants

Borrowings under the NJR Credit Facility and the NJNG Credit Facility are conditioned upon compliance with a maximum leverage ratio (consolidated total indebtedness to consolidated total capitalization as defined in the applicable agreements), of not more than .70 to 1.00 for NJR and .65 to 1.00 for NJNG. These revolving credit facilities contain customary representations and warranties for transactions of this type. They also contain customary events of default and certain covenants that will limit NJR’s or NJNG’s ability, beyond agreed upon thresholds, to, among other things:

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

Long-Term Debt

NJR

As of September 30, 2021, NJR had the following outstanding:
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

NJNG

As of September 30, 2021, NJNG’s long-term debt consisted of $1.1 billion in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2060, and $14.7 million in finance leases with various maturities ranging from 2021 to 2037.

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

On October 28, 2021, NJNG entered into a Note Purchase Agreement for, and issued, $100 million of its senior notes, of which $50 million were issued at an interest rate of 2.97 percent, maturing in 2051, and $50 million were issued at an interest rate of 3.07 percent, maturing in 2061. The senior notes are secured by an equal principal amount of NJNG’s FMBs issued under NJNG’s Mortgage Indenture.

NJR is not obligated directly or contingently with respect to the NJNG’s fixed-rate debt issuances.

Long-Term Debt Covenants and Default Provisions

The NJR and NJNG long-term debt instruments contain customary representations and warranties for transactions of their type. They also contain customary events of default and certain covenants that will limit NJR or NJNG’s ability beyond agreed upon thresholds to, among other things:

•incur additional debt (including a covenant that limits the amount of consolidated total debt of the borrower at the end of a fiscal quarter to 70 percent for NJR and 65 percent for NJNG of the consolidated total capitalization of the borrower, as those terms are defined in the applicable agreements, and a covenant limiting priority debt to 20 percent of the borrower’s consolidated total capitalization, as those terms are defined in the applicable agreements);
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

Sale Leaseback

NJNG

NJNG received $4.0 million and $9.9 million in fiscal 2020 and 2019, respectively, in connection with the sale leaseback of its natural gas meters. During fiscal 2021, 2020 and 2019, NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1.2 million, $1.2 million and $1.1 million, respectively. NJNG continues to evaluate this sale leaseback program based on current market conditions. As noted, natural gas meters are excepted from the lien on NJNG property under the Mortgage Indenture. There were no natural gas meter sale leasebacks recorded during fiscal 2021.

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are considered failed sale leasebacks for accounting purposes and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from SREC and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from SRECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During fiscal 2021 and 2020, Clean Energy Ventures received proceeds of $17.7 million and $42.9 million, respectively, in connection with the sale leaseback of commercial solar projects. There were no solar sale leasebacks recorded during fiscal 2019.

Contractual Obligations

As of September 30, 2021, the Company’s contractual cash obligations and financial commitments totaled $6.4 billion consisting primarily of debt totaling $3.8 billion, as discussed in the prior section, along with various leasing obligations, regulatory and remediation expenditures, and natural gas supply purchases and related demand fees. For a more detailed explanation of these fees and their applicable payment due dates, see Note 4. Regulation, Note 14. Leases and Note 15. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements.

As of September 30, 2021, there were NJR guarantees covering approximately $192.4 million of natural gas purchases and Energy Services demand fee commitments and ten outstanding letters of credit totaling $11.3 million, as previously mentioned, not yet reflected in accounts payable on the Consolidated Balance Sheets.

NJR does not expect to be required to make additional contributions to fund the pension plans over the next three fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, we may elect to make discretionary contributions to the plans in excess of the minimum required amount. We made no discretionary contributions to the pension plans in fiscal 2021 and 2020. There are no federal requirements to pre-fund OPEB benefits. However, we are required to fund certain amounts due to regulatory agreements with the BPU. We anticipate that the annual funding level of the OPEB plans will range from $5 million to $10 million annually over each of the next five years. Additional contributions may vary based on market conditions and various assumptions.

During fiscal 2021, committed and spent capital expenditures totaled $468.3 million. During fiscal 2022 and 2023, NJNG’s total capital expenditures are projected to be $350.4 million and $324.3 million, respectively. NJNG expects to fund its obligations with a combination of cash flow from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of September 30, 2021, NJNG’s future MGP

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
expenditures are estimated to be $135.0 million. For a more detailed description of MGP see Note 15. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events and the ability to access capital.

During fiscal 2021, our Storage and Transportation segment had capital expenditures spent or accrued for the Adelphia Gateway project totaling $113.0 million and capital expenditures spent or accrued for Leaf River totaling $10.8 million. During fiscal 2022, we expect expenditures related to the Adelphia Gateway project to be between $90 million and $110 million and expenditures related to Leaf River to be between $6 million and $10 million.

During fiscal 2021, Clean Energy Ventures had capital expenditures spent or accrued totaling $89.4 million. Clean Energy Ventures’ expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. We estimate the value of solar-related projects placed in service during fiscal 2022 to be between $235 million and $301 million.

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

Energy Services does not currently anticipate any significant capital expenditures in fiscal 2022 and 2023.

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
Cash Flows

Operating Activities

Cash flows from operating activities during fiscal 2021 totaled $391.0 million compared with $213.5 million during fiscal 2020. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The increase of $177.5 million in cash flows from operating activities during fiscal 2021, compared with fiscal 2020, was due primarily to increased earnings at Energy Services.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Investing Activities

Cash flows used in investing activities totaled $622.1 million during fiscal 2021, compared with $994.0 million during fiscal 2020. The decrease of $371.9 million was due primarily to the acquisition of Leaf River and Adelphia Gateway in the prior period that did not recur along with a decrease of $46.0 million in solar capital expenditures, partially offset by an increase in capital expenditures of $86.3 million for utility plant investments and $85.9 million for Storage and Transportation.

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

Cash flows used in financing activities totaled $117.8 million during fiscal 2021, compared with $895.9 million during fiscal 2020. The decrease of $778.1 million is due primarily to increased long-term debt activity at NJR related to the acquisitions of Leaf River and Adelphia along with the issuance of long-term debt at NJNG and higher proceeds from solar sale leasebacks at Clean Energy Ventures in the prior period, partially offset by increased short-term debt in the current period.

Credit Ratings

The table below summarizes NJNG’s current credit ratings issued by two rating entities, Moody’s and Fitch, as of September 30, 2021:

	Moody’s	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-2	F-2
Senior Secured	A1	A+
Ratings Outlook	Stable	Stable

The Fitch ratings and outlook were reaffirmed on March 15, 2021. The Moody's ratings and outlook were reaffirmed on May 11, 2021. NJNG's Moody's and Fitch ratings are investment-grade ratings. NJR is not a rated entity.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2020	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2021
Natural Gas Distribution	$(211)	$10,899	$8,655	$2,033
Energy Services	4,397	(15,908)	17,976	(29,487)
Total	$4,186	$(5,009)	$26,631	$(27,454)
There were no changes in methods of valuations during the fiscal year ended September 30, 2021.

The following is a summary of fair market value of financial derivatives as of September 30, 2021, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2022	2023	2024 - 2026	After 2026	Total Fair Value
Price based on NYMEX/CME	$(559)	$(46)	$—	$—	$(605)
Price based on ICE	(29,702)	1,587	1,266	—	(26,849)
Total	$(30,261)	$1,541	$1,266	$—	$(27,454)

The following is a summary of financial derivatives by type as of September 30, 2021:

		Volume Bcf	Price per MMBtu (1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	22.2	$2.24 - $5.47	$2,033
Energy Services	Futures	(13.4)	$2.41 - $8.42	(28,881)
	Swaps	(0.3)	$2.72 - $3.08	(606)
Total				$(27,454)
(1)    Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2020	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2021
Natural Gas Distribution - Prices based on other external data	$2	791	773	$20
Energy Services - Prices based on other external data	(24,723)	(19,810)	(9,855)	(34,678)
Total	$(24,721)	(19,019)	(9,082)	$(34,658)

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
Foreign Currency Market Risks

The following table reflects the changes in the fair market value of financial derivatives related to foreign currency hedges:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2020	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2021
Energy Services	$(23)	239	92	$124
There were no changes in methods of valuations during the fiscal year ended September 30, 2021.

The following is a summary of fair market value of financial derivatives related to foreign currency hedges as of September 30, 2021, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2022	2023	2024 - 2026	After 2026	Total Fair Value
Prices based on other external data	$122	2	—	—	$124

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $10.6 million. This analysis does not include potential changes to reported credit adjustments embedded in the $(45.2) million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(5,309)	$(10,617)	$(15,926)	$(21,234)
Ending derivative fair value	$(45,181)	$(50,490)	$(55,798)	$(61,107)	$(66,415)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$5,309	$10,617	$15,926	$21,234
Ending derivative fair value	$(45,181)	$(39,872)	$(34,564)	$(29,255)	$(23,947)

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

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of September 30, 2021. Gross credit exposure for Energy Services is defined as the unrealized fair value of derivative and energy trading contracts, plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for Storage and Transportation is defined as demand and estimated usage fees for contracted services and/or

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Energy Services’, Clean Energy Ventures’ and Storage and Transportation’s counterparty credit exposure as of September 30, 2021, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$155,810	$121,553
Noninvestment grade	9,964	1,706
Internally-rated investment grade	25,456	22,252
Internally-rated noninvestment grade	34,464	15,510
Total	$225,694	$161,021

NJNG’s counterparty credit exposure as of September 30, 2021, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$5,870	$5,351
Noninvestment grade	927	—
Internally-rated investment grade	371	108
Internally-rated noninvestment grade	2,125	97
Total	$9,293	$5,556

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of New Jersey Resources Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s Management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures that:

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of September 30, 2021, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021, which appears herein.

November 18, 2021

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of New Jersey Resources Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, common stock equity, and cash flows, for each of the three years in the period ended September 30, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Investment Tax Credit (“ITC”) Accounting Policy

As discussed in Note 2 to the financial statements, the Company has elected to change its method of accounting for ITCs at Clean Energy Ventures from the flow through method to the deferral method during the year ended September 30, 2021. The change in accounting principle has been retrospectively applied to the consolidated financial statements for the years ended September 30, 2020 and 2019.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Accounting for the economics of rate-regulation impacts multiple financial statement line items and disclosures, such as regulated property, plant, and equipment, regulatory assets and liabilities, operating revenues and depreciation expense. While NJNG expects to recover costs from customers through regulated rates, there is a risk that the BPU will not approve full recovery of such costs or full recovery of all amounts invested in the utility business and a reasonable return on that investment. We identified the impact of rate-regulation as a critical audit matter due to the significant judgments made by management to support its assertions about the impact of regulatory orders on the financial statements, including assessing the probability of both recovery in rates of incurred costs and refunds to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the BPU, auditing these judgments requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

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

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

November 18, 2021

We have served as the Company's auditor since 1951.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of New Jersey Resources Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2021, of the Company and our report dated November 18, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in accounting policy.
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

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

November 18, 2021

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share data)
Fiscal years ended September 30,	2021	2020	2019
OPERATING REVENUES
Utility	$731,459	$729,923	$710,793
Nonutility	1,425,154	1,223,745	1,881,252
Total operating revenues	2,156,613	1,953,668	2,592,045
OPERATING EXPENSES
Natural gas purchases:
Utility	247,734	275,831	320,256
Nonutility	1,096,920	1,022,805	1,716,098
Related parties	7,013	6,083	7,948
Operation and maintenance	366,905	278,143	268,141
Regulatory rider expenses	38,304	34,529	33,937
Depreciation and amortization	111,387	107,368	81,109
Total operating expenses	1,868,263	1,724,759	2,427,489
OPERATING INCOME	288,350	228,909	164,556
Other income, net	24,597	23,878	11,273
Interest expense, net of capitalized interest	78,559	67,597	47,082
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	234,388	185,190	128,747
Income tax provision	33,286	36,494	18,440
Equity in (loss) earnings of affiliates	(83,212)	14,311	13,628
NET INCOME	$117,890	$163,007	$123,935

EARNINGS PER COMMON SHARE
Basic	$1.23	$1.72	$1.39
Diluted	$1.22	$1.71	$1.38
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	96,227	94,798	89,242
Diluted	96,560	95,103	89,596

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)
Fiscal years ended September 30,	2021	2020	2019
Net income	$117,890	$163,007	$123,935
Other comprehensive income (loss), net of tax:
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(350), $(32) and $0, respectively	1,021	108	—
Loss on derivatives designated as hedging instruments, net of tax of $0, $3,203 and $0, respectively	—	(10,505)	—
Adjustment to postemployment benefit obligation, net of tax of $(2,575), $567, and $6,106, respectively	8,766	(2,131)	(15,731)
Other comprehensive income (loss)	9,787	(12,528)	(15,731)
Comprehensive income	$127,677	$150,479	$108,204
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal years ended September 30,	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$117,890	$163,007	$123,935
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	54,203	(9,644)	2,881
Gain on sale of available for sale securities	—	—	(1,567)
Gain on sale of businesses	—	—	(645)
Impairment loss on investment in equity method investees	92,000	—	—
Depreciation and amortization	111,387	107,368	81,109
Amortization of acquired wholesale energy contracts	4,604	4,924	8,424
Allowance for equity used during construction	(20,303)	(17,053)	(6,492)
Allowance for doubtful accounts	18,986	2,238	2,387
Noncash lease expense	3,920	3,851	—
Deferred income taxes	23,796	34,346	(2,822)
Equivalent value of ITCs recognized on equipment financing	(6,482)	(6,482)	(6,482)
Manufactured gas plant remediation costs	(17,532)	(7,651)	(13,878)
Equity in earnings, net of distributions received from equity investees	(3,046)	(5,848)	(4,156)
Cost of removal - asset retirement obligations	(1,129)	(245)	(258)
Contributions to postemployment benefit plans	(7,669)	(9,032)	(8,157)
Taxes related to stock-based compensation	(159)	647	1,290
Changes in:
Components of working capital	10,254	(8,096)	(27,759)
Other noncurrent assets	13,715	(44,129)	8,193
Other noncurrent liabilities	(3,481)	5,280	38,125
Cash flows from operating activities	390,954	213,481	194,128
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(376,312)	(290,040)	(304,809)
Solar and wind equipment	(87,852)	(133,841)	(157,828)
Storage and transportation assets and other	(110,130)	(24,228)	(23,100)
Cost of removal	(50,316)	(22,059)	(40,195)
Acquisition of assets, net of cash acquired of $5.1 million	—	(523,647)	—
Distributions from equity investees in excess of equity in earnings	3,183	1,907	2,428
Investments in equity investees	(690)	(2,117)	(4,102)
Proceeds from sale of available for sale securities, net	—	—	34,484
Proceeds from sale of businesses, net of closing costs	—	—	205,745
Cash flows used in investing activities	(622,117)	(994,025)	(287,377)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	660,000	467,900
Payments of long-term debt	(18,007)	(20,286)	(218,638)
Proceeds from term loan	—	350,000	—
Payments of term loan	—	(350,000)	—
Proceeds from (payments of) short-term debt, net	251,950	99,900	(126,500)
Proceeds from sale leaseback transaction - solar	17,673	42,927	—
Proceeds from sale leaseback transaction - natural gas meters	—	4,000	9,895
Payments of common stock dividends	(116,960)	(117,804)	(104,059)
Proceeds from equity offering	—	212,900	—
Cash settlement of equity forward agreement	(2,823)	—	—
Proceeds from waiver discount issuance of common stock	—	—	57,391
Proceeds from issuance of common stock	15,105	18,080	16,717
Purchases of treasury stock	(27,217)	—	—
Tax withholding payments related to net settled stock compensation	(1,938)	(3,813)	(7,104)
Cash flows from financing activities	117,783	895,904	95,602
Change in cash, cash equivalents and restricted cash	(113,380)	115,360	2,353
Cash, cash equivalents and restricted cash at beginning of period	119,423	4,063	1,710
Cash, cash equivalents and restricted cash at end of period	$6,043	$119,423	$4,063
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(81,366)	$5,065	$63,795
Inventories	(25,257)	(3,254)	14,265
Recovery of natural gas costs	(13,124)	17,479	(15,733)
Natural gas purchases payable	72,752	(41,326)	(74,031)
Natural gas purchases payable - related parties	70	1	(360)
Accounts payable and other	30,063	20,390	2,256
Prepaid expenses	(1,527)	2,548	(1,193)
Prepaid and accrued taxes	(3,449)	(2,376)	2,271
Restricted broker margin accounts	28,013	(6,097)	(22,004)
Customers’ credit balances and deposits	6,652	(1,182)	(209)
Other current assets, net	(2,573)	656	3,184
Total	$10,254	$(8,096)	$(27,759)
SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest (net of amounts capitalized)	$78,650	$66,146	$50,371
Income taxes	$6,381	$7,594	$12,647
Accrued capital expenditures	$64,626	$19,434	$30,725
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED BALANCE SHEETS

ASSETS

(Thousands)
September 30,	2021	2020

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$3,324,611	$2,800,052
Construction work in progress	182,196	379,846
Nonutility plant and equipment, at cost	1,124,896	1,108,512
Construction work in progress	365,346	176,556
Total property, plant and equipment	4,997,049	4,464,966
Accumulated depreciation and amortization, utility plant	(611,827)	(601,635)
Accumulated depreciation and amortization, nonutility plant and equipment	(171,709)	(140,562)
Property, plant and equipment, net	4,213,513	3,722,769

CURRENT ASSETS
Cash and cash equivalents	4,749	117,012
Customer accounts receivable:
Billed	212,838	134,173
Unbilled revenues	10,351	9,226
Allowance for doubtful accounts	(24,652)	(7,242)
Regulatory assets	30,118	36,530
Natural gas in storage, at average cost	193,606	167,504
Materials and supplies, at average cost	19,561	20,406
Prepaid expenses	8,166	6,639
Prepaid and accrued taxes	51,211	24,301
Derivatives, at fair value	35,251	23,310
Restricted broker margin accounts	72,840	69,444
Other current assets	20,235	21,029
Total current assets	634,274	622,332

NONCURRENT ASSETS
Investments in equity investees	114,529	208,375
Regulatory assets	522,099	527,459
Operating lease assets	173,928	131,769
Derivatives, at fair value	3,403	3,349
Intangible assets	5,029	10,060
Software costs	5,582	4,707
Other noncurrent assets	49,921	85,657
Total noncurrent assets	874,491	971,376
Total assets	$5,722,278	$5,316,477

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CAPITALIZATION AND LIABILITIES

(Thousands, except share data)
September 30,	2021	2020

CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding shares September 30, 2021 — 95,709,662; September 30, 2020 — 95,949,183	$240,644	$240,243
Premium on common stock	502,584	491,982
Accumulated other comprehensive loss, net of tax	(34,528)	(44,315)
Treasury stock at cost and other; shares September 30, 2021 — 762,313; September 30, 2020 — 148,310	(12,448)	8,485
Retained earnings	934,610	947,501
Common stock equity	1,630,862	1,643,896
Long-term debt	2,162,164	2,259,466
Total capitalization	3,793,026	3,903,362

CURRENT LIABILITIES
Current maturities of long-term debt	72,840	27,236
Short-term debt	377,300	125,350
Natural gas purchases payable	168,697	95,945
Natural gas purchases payable to related parties	861	791
Accounts payable and other	225,242	141,500
Dividends payable	34,768	31,902
Accrued taxes	3,356	2,717
Regulatory liabilities	28,007	26,188
New Jersey Clean Energy Program	16,308	15,570
Derivatives, at fair value	87,145	33,865
Operating lease liabilities	4,300	6,724
Customers’ credit balances and deposits	32,586	25,934
Total current liabilities	1,051,410	533,722

NONCURRENT LIABILITIES
Deferred income taxes	163,530	138,081
Deferred investment tax credits	3,010	3,332
Deferred gain	847	1,035
Derivatives, at fair value	13,497	13,352
Manufactured gas plant remediation	135,012	150,590
Postemployment employee benefit liability	169,267	237,221
Regulatory liabilities	193,051	196,450
Operating lease liabilities	141,363	95,030
Asset retirement obligation	46,306	33,723
Other noncurrent liabilities	11,959	10,579
Total noncurrent liabilities	877,842	879,393
Commitments and contingent liabilities (Note 15)
Total capitalization and liabilities	$5,722,278	$5,316,477

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2018	88,293	$226,196	$274,748	$(12,610)	$(76,473)	$882,803	$1,294,664
Net income	—	—	—	—	—	123,935	123,935
Other comprehensive loss	—	—	—	(15,731)	—	—	(15,731)
Common stock issued:
Incentive compensation plan	182	453	3,334	—	—	—	3,787
Dividend reinvestment plan (1)	351	—	2,718	—	13,945	—	16,663
Waiver discount	1,181	—	10,531	—	46,860	—	57,391
Cash dividend declared ($1.19 per share)	—	—	—	—	—	(106,342)	(106,342)
Treasury stock and other	(8)	—	—	—	5,232	—	5,232
Adoption of ASU 2016-01	—	—	—	(3,446)	—	3,446	—
Adoption of ASU 2017-05	—	—	—	—	—	4,970	4,970
Adoption of ASU 2014-09/ASC 606	—	—	—	—	—	(2,736)	(2,736)
Balance at September 30, 2019	89,999	226,649	291,331	(31,787)	(10,436)	906,076	1,381,833
Net income	—	—	—	—	—	163,007	163,007
Other comprehensive loss	—	—	—	(12,528)	—	—	(12,528)
Common stock issued:
Common stock offering	5,333	13,333	199,567	—	—	—	212,900
Incentive compensation plan	105	261	3,511	—	—	—	3,772
Dividend reinvestment plan (1)	520	—	2,833	—	15,324	—	18,157
Cash dividend declared ($1.27 per share)	—	—	—	—	—	(121,582)	(121,582)
Treasury stock and other	(8)	—	(5,260)	—	3,597	—	(1,663)
Balance at September 30, 2020	95,949	240,243	491,982	(44,315)	8,485	947,501	1,643,896
Net income	—	—	—	—	—	117,890	117,890
Other comprehensive income	—	—	—	9,787	—	—	9,787
Common stock issued:
Common stock offering	—	—	(2,823)	—	—	—	(2,823)
Incentive compensation plan	84	210	4,053	—	—	—	4,263
Dividend reinvestment plan (1)	431	191	9,372	—	5,593	—	15,156
Cash dividend declared ($1.36 per share)	—	—	—	—	—	(130,781)	(130,781)
Treasury stock and other	(754)	—	—	—	(26,526)	—	(26,526)
Balance at September 30, 2021	95,710	$240,644	$502,584	$(34,528)	$(12,448)	$934,610	$1,630,862
(1)Shares sold through the DRP are issued from treasury stock at average cost, which may differ from the actual market price paid.

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

1. NATURE OF THE BUSINESS

NJR provides regulated natural gas distribution services, transmission and storage services and operates certain unregulated businesses primarily through the following:

NJNG provides natural gas utility service to approximately 564,000 customers throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

NJRCEV, the Company's clean energy subsidiary, comprises the Clean Energy Ventures segment and consists of the Company's capital investments in commercial and residential solar projects located in New Jersey and Connecticut.

NJRES comprises the Energy Services segment. Energy Services maintains and transacts around a portfolio of natural gas transportation and storage capacity contracts and provides physical wholesale energy, retail energy and energy management services in the U.S. and Canada.

NJR Midstream Holdings Corporation, which comprises the Storage and Transportation segment, invests in energy-related ventures through its subsidiaries. The Company operates natural gas storage and transmission assets through the wholly-owned subsidiaries of Leaf River, which was acquired on October 11, 2019 and Adelphia Gateway, which was acquired on January 13, 2020, and is subject to rate regulation by FERC. The Company holds a 50 percent combined ownership interest in Steckman Ridge, located in Pennsylvania and 20 percent ownership interest in PennEast, which are accounted for under the equity method of accounting.

NJR Retail Holdings Corporation has two principal subsidiaries: NJRHS, which provides heating, central air conditioning, standby generators, solar and other indoor and outdoor comfort products to residential homes throughout New Jersey; and CR&R, which owns commercial real estate. NJRHS and CR&R are included in Home Services and Other operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Other financial investments or contractual interests that lack the characteristics of a voting interest entity, which are commonly referred to as variable interest entities, are evaluated by the Company to determine if the entity has the power to direct business activities and, therefore, would be considered a controlling interest that the Company would have to consolidate. Based on those evaluations, NJR has determined that it does not have any investments in variable interest entities as of September 30, 2021, 2020 and 2019.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the U.S. The Company’s Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impacts of COVID-19 on the assumptions and estimates used and determined that there have been no material adverse impacts on the Company’s results of operations as of September 30, 2021.

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

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed are based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates and the number of years on which to base the cash flow projections, as well as other assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates based on the risk inherent in the acquired assets, specific risks, industry data and capital structure of guideline companies. The valuation of an acquired business is based on available information at the acquisition date and assumptions that are believed to be reasonable. However, a change in facts and circumstances as of the acquisition date can result in subsequent adjustments during the measurement period, but no later than one year from the acquisition date.

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

The following table summarizes the demand charges, which are net of capacity releases, and are included as a component of natural gas purchases on the Consolidated Statements of Operations for the fiscal years ended September 30:

(Millions)	2021	2020	2019
Energy Services	$120.5	$121.8	$120.4
Natural Gas Distribution	123.2	131.9	119.1
Total	$243.7	$253.7	$239.5

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

To the extent that NJNG invests in property that qualifies for ITCs, the ITC is deferred and amortized to income over the life of the equipment in accordance with regulatory treatment. ITCs at the unregulated subsidiaries of NJR are recorded on the balance sheet as a reduction to property, plant and equipment when the property is placed in service, and recognized in earnings as depreciation expense, over the useful lives of the related assets.

Projects placed in service through December 31, 2019, qualified for a 30-percent federal ITC. The TC declined to 26 percent for property under construction before the end of 2020. The Consolidated Appropriations Act, 2021 extended the 26 percent ITC for property under construction during 2021 and 2022. The ITC will drop to 22 percent for property under construction before the end of 2023. After 2023 the ITC will be reduced to 10 percent.

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

Equity method investments are reviewed for impairment when changes in facts and circumstances indicate that the current fair value may be less than the asset’s carrying amount. If the Company determines the decline in the value of its equity method investment is other than temporary, an impairment charge is recorded in an amount equal to the excess of the carrying value of the asset over its fair value. See Note 7. Investments in Equity Investees for more information regarding impairments.

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

Depreciation is computed on a straight-line basis over the useful life of the assets for the Company’s nonutility entities, and using rates based on the estimated average lives of the various classes of depreciable property for NJNG. The composite rate of depreciation used for NJNG was 2.42 percent of average depreciable property in fiscal 2021, 2.65 percent in fiscal 2020 and 2.25 percent in fiscal 2019. The Company recorded $111.4 million, $107.4 million and $81.1 million in depreciation expense during fiscal 2021, 2020 and 2019, respectively.

During fiscal 2019, the estimated useful lives of commercial solar assets ranged from 15 to 25 years. During the fourth quarter of fiscal 2020, the Company reassessed the estimated useful lives of its commercial solar asset fleet. Based upon this review, the Company concluded that the actual lives of certain commercial solar assets were longer than the estimated useful lives used for depreciation purposes. As a result, effective July 1, 2020, the Company changed its estimates of the useful lives of its solar assets to a range of 15 to 35 years. The effects of this change were considered immaterial to the Consolidated Financial Statements.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Property, plant and equipment was comprised of the following as of September 30:

(Thousands)	Estimated
Property Classifications	Useful Lives	2021	2020
Distribution facilities	38 to 74 years	$2,558,651	$2,309,039
Transmission facilities	35 to 56 years	643,942	332,947
Storage facilities	34 to 47 years	79,892	79,922
Solar property	15 to 35 years	675,376	665,233
Storage and transportation property	5 to 50 years	433,678	428,491
All other property	5 to 35 years	57,968	92,932
Construction work in progress		547,542	556,402	(1)
Total property, plant and equipment		4,997,049	4,464,966
Accumulated depreciation and amortization		(783,536)	(742,197)
Property, plant and equipment, net		$4,213,513	$3,722,769
(1)During fiscal 2020, construction work in progress was included within the various property classifications.

Within storage and transportation property, base gas is required to maintain the necessary pressure and to allow for efficient operation of the Leaf River storage facility. The base gas is determined to be recoverable and is considered part of the facility and thus presented as a component in property, plant and equipment. This natural gas is not depreciated, as it is expected to be recovered and sold. As of September 30, 2021 and 2020, the base gas had a cost basis of $7.9 million and $5.7 million, respectively.

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

Capitalized and deferred interest include the following for the fiscal years ended September 30:

($ in thousands)	2021		2020		2019
AFUDC:	NJNG	Adelphia Gateway	NJNG	Adelphia Gateway	NJNG
Debt	$5,648	$2,101	$5,134	$1,394	$3,710
Equity	16,605	3,698	14,599	2,454	6,492
Total	$22,253	$5,799	$19,733	$3,848	$10,202
Weighted average interest rate	5.97%	8.28%	6.79%	8.28%	6.35%

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RAC and USF expenditures. The SBC interest rate changes each September based on the August 31 seven-year constant maturity treasury rate plus 60 basis points. The rate was 1.68 percent, 1.97 percent and 3.30 percent for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. Accordingly, other income included $346,000, $511,000 and $760,000 in the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

Clean Energy Ventures capitalizes interest on the allocation of the costs of debt borrowed for the financing of solar investments. Capitalized amounts are included in nonutility plant and equipment on the Consolidated Balance Sheets.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and temporary investments with maturities of three months or less, and excludes restricted cash related to escrow balances for utility plant projects at NJNG and irrevocable letters of credit at Leaf River, which is recorded in other current and noncurrent assets on the Consolidated Balance Sheets.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total amounts in the Statements of Cash Flows, as of September 30:

(Thousands)	2021	2020	2019
Balance Sheet
Cash and cash equivalents	$4,749	$117,012	$2,676
Restricted cash in other noncurrent assets	$1,294	$2,411	$1,387
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$6,043	$119,423	$4,063

Allowance for Doubtful Accounts

As of October 1, 2020, the Company adopted ASU No. 2016-13, an amendment to ASC 326, Financial Instruments - Credit Losses, which changes the impairment model for certain financial assets that have a contractual right to receive cash, including trade and loan receivables. The Company segregates financial assets that fall within the scope of ASC 326, primarily trade receivables and unbilled revenues due in one year or less, into portfolio segments based on shared risk characteristics, such as geographical location and regulatory environment, for evaluation of expected credit losses. Historical and current information, such as average write-offs, are applied to each portfolio segment to estimate the allowance for losses on uncollectible receivables. Additionally, the allowance for losses on uncollectible receivables is adjusted for reasonable and supportable forecasts of future economic conditions, which can include changing weather, commodity prices, regulations, and macroeconomic factors, such as unemployment rates among others.

Allowance for doubtful accounts was comprised of the following as of September 30:

(Thousands)	2021	2020
Natural Gas Distribution	$(17,040)	$(5,628)
Energy Services	$(5,825)	$(104)
Clean Energy Ventures	$(1,787)	$(1,504)
NJR Home Services & Other	$—	$(6)
Total	$(24,652)	$(7,242)

In February 2021, severe winter weather affected the U.S. mid-continent and southern regions and resulted in increased demand for natural gas supply and increases in wholesale energy prices. As a result, Energy Services evaluated its counterparties for credit deterioration, as well as the related receivables for the purchase and receipt of natural gas for amounts past due. The Company examined the credit characteristics of its counterparties, including the history of past due amounts for contractual settlements, counterparty credit ratings, and the likelihood of recovering amounts owed. The Company recorded a reserve for expected credit losses for Energy Services totaling $5.2 million within operations and maintenance expense on the Consolidated Statement of Operations, representing management’s best estimate of expected credit losses during the second quarter of fiscal 2020. It is possible that future developments could occur that could result in impairment of a portion or all of the remaining amounts owed to Energy Services, which would result in an additional charge to earnings.

Loans Receivable

NJNG currently provides loans, with terms ranging from 2 to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Consolidated Balance Sheets. The Company has $14.2 million and $13.7 million recorded in other current assets and $32.3 million and $35.3 million in other noncurrent assets as of September 30, 2021 and 2020, respectively, on the Consolidated Balance Sheets, related to the loans. The Company regularly evaluates the credit quality and collection profile of its customers. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of September 30, 2021 and 2020, the Company has not recorded any impairments for SAVEGREEN loans.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Regulatory Assets & Liabilities

Under cost-based regulation, regulated utility enterprises generally are permitted to recover their operating expenses and earn a reasonable rate of return on their utility investment.

The Natural Gas Distribution segment maintains its accounts in accordance with the FERC Uniform System of Accounts as prescribed by the BPU and in accordance with the ASC 980, Regulated Operations. As a result of the impact of the ratemaking process and regulatory actions of the BPU, NJNG is required to recognize the economic effects of rate regulation. Accordingly, NJNG capitalizes or defers certain costs that are expected to be recovered from its customers as regulatory assets and recognizes certain obligations representing probable future expenditures as regulatory liabilities on the Consolidated Balance Sheets. See Note 4. Regulation for a more detailed description of NJNG’s regulatory assets and liabilities.

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

Natural Gas in Storage

Natural gas in storage is reflected at average cost on the Consolidated Balance Sheets and represents natural gas and LNG that will be utilized in the ordinary course of business. The following table summarizes natural gas in storage, at average cost by company, as of September 30:

	2021		2020
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
Natural Gas Distribution	$115,824	27.6	$110,037	27.2
Energy Services	77,782	18.8	57,352	34.3
Storage and Transportation	—	—	115	0.02
Total	$193,606	46.40	$167,504	61.52

Derivative Instruments

The Company accounts for its financial instruments, such as futures, options, foreign exchange contracts and interest rate contracts, as well as its physical commodity contracts related to the purchase and sale of natural gas at Energy Services, as derivatives, and therefore recognizes them at fair value on the Consolidated Balance Sheets. The Company’s unregulated subsidiaries record changes in the fair value of their financial commodity derivatives in natural gas purchases and changes in the fair value of their physical forward contracts in natural gas purchases or operating revenues, as appropriate, on the Consolidated Statements of Operations. Ineffective portions of the cash flow hedges are recognized immediately in earnings.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
During fiscal 2020, the Company entered into treasury lock transactions to fix the benchmark treasury rate associated with debt issuances for NJNG and NJR that occurred during the fiscal year. Settlement of the NJNG treasury locks resulted in a loss, which was recorded as a component of regulatory assets on the Consolidated Balance Sheets and will be amortized in earnings over the term of the debt as a component of interest expense on the Consolidated Statements of Operations. NJR designated its treasury lock contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges were recorded in OCI. Settlement of the treasury locks resulted in a loss, which was recorded within OCI and is amortized into earnings over the term of the associated debt as a component of interest expense on the Consolidated Statements of Operations. As of September 30, 2021 and 2020, amounts recognized in interest expense related to the amortization of the loss on treasury lock transactions totaled $223,000 and $50,000, respectively, for NJNG, and $1.0 million and $108,000, respectively, for NJR.

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

The following table presents the software costs included in the Consolidated Financial Statements, as of September 30:

(Thousands)	2021	2020
Balance Sheets
Utility plant, at cost	$16,543	$13,452
Construction work in progress	$7,801	$—
Nonutility plant and equipment, at cost	$338	$316
Construction work in progress	$8	$—
Accumulated depreciation and amortization, utility plant	$(1,333)	$(279)
Accumulated depreciation and amortization, nonutility plant and equipment	$(29)	$(5)
Software costs	$5,582	$4,707
Statements of Operations
Operation and maintenance (1)	$9,141	$6,720
Depreciation and amortization	$1,078	$284
(1)During fiscal 2021 and 2020, $447,000 and 63,000, respectively, was amortized into O&M.

Intangible Assets

Finite-lived intangible assets are stated at cost less accumulated amortization. The Company amortizes intangible assets based upon the pattern in which the economic benefits are consumed over the life of the asset unless a pattern cannot be reliably determined, in which case the Company uses a straight-line amortization method. As of September 30, 2021, intangible assets consist primarily of acquired wholesale natural gas energy contracts totaling $5.0 million. The wholesale natural gas contracts are being amortized based upon expected cash flows over the respective terms of the agreements.

The estimated future amortization expense as of September 30, is as follows:

(Thousands)
2022	$2,681
2023	$2,271
2024	$77
2025	$—
2026	$—

Long-lived Assets

The Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as significant adverse changes in regulation, business climate or market conditions, including prolonged periods of adverse commodity and capacity prices. If there are changes indicating that the carrying value of such assets may not be recoverable, an undiscounted cash flows test is performed. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value. Factors that the Company analyzes in

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
determining whether an impairment in its long-lived assets exists include: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent in which a long-lived asset is being used in its physical condition; legal proceedings or other contributing factors; significant business climate changes; accumulations of costs in significant excess of the amounts expected; a current-period operating or cash flow loss combined with a history of such events; and current expectations that more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. During fiscal 2021 and 2020, there were no events or circumstances that indicated that the carrying value of long-lived assets or finite-lived intangibles were not recoverable.

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

Sale Leasebacks

NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to renew the lease or repurchase the asset at the end of the term. Proceeds from sale leaseback transactions are accounted for as financing arrangements and are included in long-term debt on the Consolidated Balance Sheets. During fiscal 2020, NJNG received $4.0 million in connection with the sale leaseback of its natural gas meters with terms ranging from seven to 11 years. There were no natural gas meter sale leasebacks recorded during fiscal 2021.

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

During fiscal 2021 and 2020, Clean Energy Ventures received proceeds of $17.7 million and $42.9 million, respectively, in connection with sale leasebacks of commercial solar assets. The proceeds received were recognized as a financing obligation on the Consolidated Balance Sheets. Clean Energy Ventures simultaneously entered into agreements to lease the assets back over a term of five- to 15-years. The Company continues to operate the solar assets and is responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer; however, the payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax attributes. Accordingly, Clean Energy Ventures recognizes the equivalent value of the tax attributes in other income on the Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. There were no sale leasebacks during fiscal 2019.

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

With respect to environmental liabilities and related costs, NJNG periodically, and at least annually, performs an environmental review of MGP sites, including a review of potential liability for investigation and remedial action. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and any insurance recoveries. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination. See Note 15. Commitments and Contingent Liabilities for more details.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Pension and Postemployment Plans

The Company has two noncontributory defined pension plans covering eligible employees, including officers. Benefits are based on each employee’s years of service and compensation. The Company’s funding policy is to contribute annually to these plans at least the minimum amount required under the Employee Retirement Income Security Act, as amended, and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed-income securities and short-term investments. The Company did not make any discretionary contributions to the pension plans during fiscal 2021 and 2020.

The Company also provides two primarily noncontributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. The Company contributed $7.2 million and $8.4 million in aggregate to these plans during fiscal 2021 and 2020, respectively, which is recorded in postemployment employee benefit liability on the Consolidated Balance Sheets. See Note 11. Employee Benefit Plans, for a more detailed description of the Company’s pension and postemployment plans.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Accumulated Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income, net of related tax effects, as of September 30:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance at September 30, 2019	$—	$(31,787)		$(31,787)
Other comprehensive (loss) income, net of tax
Other comprehensive (loss), before reclassifications, net of tax of $3,203, $1,235 and $4,438, respectively	(10,505)	(4,882)		(15,387)
Amounts reclassified from accumulated other comprehensive (loss), net of tax of $(32), $(668) and $(700), respectively	108	2,751	(1)	2,859
Net current-period other comprehensive income, net of tax of $3,171, $567 and $3,738, respectively	(10,397)	(2,131)		(12,528)
Balance at September 30, 2020	$(10,397)	$(33,918)		$(44,315)
Other comprehensive income, net of tax
Other comprehensive income, before reclassifications, net of tax of $—, $(1,618), $(1,618), respectively	—	5,494		5,494
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(350), $(957), $(1,307), respectively	1,021	3,272	(1)	4,293
Net current-period other comprehensive income, net of tax of $(350), $(2,575), $(2,925), respectively	1,021	8,766		9,787
Balance at September 30, 2021	$(9,376)	$(25,152)		$(34,528)
(1)Included in the computation of net periodic pension cost, a component of O&M expense on the Consolidated Statements of Operations. For more details, see Note 11. Employee Benefit Plans.

Foreign Currency Transactions

The market area of Energy Services includes Canadian delivery points and as a result, Energy Services incurs certain natural gas commodity costs and demand fees denominated in Canadian dollars. Gains or losses that occur as a result of these foreign currency transactions are reported as a component of natural gas purchases on the Consolidated Statements of Operations. Gains and losses recognized for the fiscal years ended September 30, 2021, 2020 and 2019, are considered immaterial.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Construction work in progress previously classified within various property classifications in the Property Plant and Equipment section of this note has been reclassified to its own category.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The impact of the change in accounting policy on the Consolidated Statements of Operations during the fiscal years ended September 30, 2020 and 2019 are as follows:

(Thousands)	As Previously	Effect of	As
September 30, 2020	Reported	Change	Adjusted
Depreciation and amortization	$119,894	(12,526)	$107,368
Total operating expenses	$1,737,285	(12,526)	$1,724,759
Operating income	$216,383	12,526	$228,909
Income before income taxes and equity in earnings of affiliates	$172,664	12,526	$185,190
Income tax (benefit) expense	$(6,944)	43,438	$36,494
Net income	$193,919	(30,912)	$163,007
Weighted average shares outstanding
Diluted	$95,107	(4)	$95,103
Earnings per common share
Basic	$2.05	(0.33)	$1.72
Diluted	$2.04	(0.33)	$1.71
September 30, 2019
Depreciation and amortization	$91,730	(10,621)	$81,109
Total operating expenses	$2,438,110	(10,621)	$2,427,489
Operating income	$153,935	10,621	$164,556
Income before income taxes and equity in earnings of affiliates	$118,126	10,621	$128,747
Income tax (benefit) expense	$(37,751)	56,191	$18,440
Net income	$169,505	(45,570)	$123,935
Weighted average shares outstanding
Diluted	$89,616	(20)	$89,596
Earnings per common share
Basic	$1.90	(0.51)	$1.39
Diluted	$1.89	(0.51)	$1.38

The cumulative effect of the change in accounting policy on the Consolidated Balance Sheets as of September 30, 2020 is as follows:

	As Previously	Effect of	As
(Thousands)	Reported	Change	Adjusted
Assets
Nonutility plant and equipment, at cost	$1,430,723	(322,211)	$1,108,512
Accumulated depreciation and amortization, nonutility plant and equipment	$(202,507)	61,945	$(140,562)
Property, plant and equipment, net	$3,983,035	(260,266)	$3,722,769
Other noncurrent assets	$78,716	6,941	$85,657
Total noncurrent assets	$964,435	6,941	$971,376
Total assets	$5,569,802	(253,325)	$5,316,477
Capitalization
Retained earnings	$1,148,297	(200,796)	$947,501
Common stock equity	$1,844,692	(200,796)	$1,643,896
Total capitalization	$4,104,158	(200,796)	$3,903,362
Liabilities
Deferred income taxes	$190,610	(52,529)	$138,081
Total noncurrent liabilities	$931,922	(52,529)	$879,393
Total capitalization and liabilities	$5,569,802	(253,325)	$5,316,477

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The impact of the change in accounting policy on the Consolidated Statements of Cash Flows as of September 30, 2020 and 2019 are as follows:

(Thousands)	As Previously	Effect of	As
September 30, 2020	Reported	Change	Adjusted
Depreciation and amortization	$119,894	(12,526)	$107,368
Deferred income taxes	$(9,092)	43,438	$34,346
September 30, 2019
Depreciation and amortization	$91,730	(10,621)	$81,109
Deferred income taxes	$(59,013)	56,191	$(2,822)

The impact of the change in accounting policy on the Consolidated Statements of Common Stock Equity as of September 30, 2020 and 2019 are as follows:

	As Previously	Effect of	As
(Thousands)	Reported	Change	Adjusted
Retained Earnings
Balance at September 30, 2018	$1,007,117	(124,314)	$882,803
Net Income	$169,505	(45,570)	$123,935
Balance at September 30, 2019	$1,075,960	(169,884)	$906,076
Net Income	$193,919	(30,912)	$163,007
Balance at September 30, 2020	$1,148,297	(200,796)	$947,501
Total Common stock equity
Balance at September 30, 2018	$1,418,978	(124,314)	$1,294,664
Net Income	$169,505	(45,570)	$123,935
Balance at September 30, 2019	$1,551,717	(169,884)	$1,381,833
Net Income	$193,919	(30,912)	$163,007
Balance at September 30, 2020	$1,844,692	(200,796)	$1,643,896

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Fair Value

In August 2018, the FASB issued ASU No. 2018-13, an amendment to ASC 820, Fair Value Measurement which removes, modifies and adds to certain disclosure requirements of fair value measurements. Disclosure requirements removed include the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. Modifications include considerations around the requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse. The additions include the requirement to disclose changes in unrealized gains and losses for the period in other comprehensive income for recurring Level 3 fair value measurements held and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted this guidance on October 1, 2020 on a prospective basis. The Company does not have either Level 3 fair value measurements or transfers between Level 1 or Level 2 in its current portfolios, and therefore, this ASU did not have an impact on the Company's financial position, results of operations or cash flows.

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

Reference Rate Reform

In January 2021, the FASB issued ASU No. 2021-01, which refines the scope of ASC 848, Reference Rate Reform, and clarifies some of its guidance of global reference rate reform activities. The amendments in this update permit entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets (the “discounting transition”). The amendments in this update are effective upon the ASU issuance and allow for retrospective application or prospective application through December 31, 2022. NJR adopted this standard prospectively in January 2021.

Other Recent Updates to the Accounting Standards Codification

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, an amendment to ASC 740, Income Taxes, which simplifies the accounting for income taxes and changes the accounting for certain income tax transactions, among other minor improvements. The guidance is effective for the Company beginning October 1, 2021 and will be applied on a prospective basis. The Company has evaluated the amendments and concluded that they are either not applicable, currently applied, or will have no material impact on its financial position, results of operations, cash flows and disclosures upon adoption.

Investments - Equity Method and Derivatives and Hedging

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The update requires an entity to evaluate observable transactions that necessitate applying or discontinuing the equity method of accounting when applying the measurement alternative in Topic 321. This evaluation occurs prior to applying or upon ceasing the equity method. The update also states that when applying paragraph 815-10-15-141(a) for forward contracts and purchased options, an entity is not required to assess whether the underlying securities will be accounted for under the equity method in accordance with Topic 323 or fair value method under Topic 825 upon settlement or exercise. The guidance is effective for the Company beginning October 1, 2021 and will be applied on a prospective basis. The Company has evaluated the amendments and does not expect a material impact on its financial position, results of operations, cash flows and disclosures upon adoption.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Other

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which clarifies application of various provisions in the ASC by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. It also improves the consistency by amending the ASC to include all disclosure guidance in the appropriate section. The guidance is effective for the Company on October 1, 2021. The Company has evaluated the amendments and does not expect a material impact on its financial position, results of operations, cash flows and disclosures upon adoption.

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
The performance obligation of the Storage and Transportation segment is to provide the customer with storage and transportation services. Storage and Transportation generates revenues from firm storage contracts and transportation contracts, related usage fees for the use of storage space, injection and withdrawal at the storage facility and the delivery of natural gas to customers. Revenue is recognized over time as customers receive the benefits of its service as it is performed on their behalf using an output method based on actual deliveries.

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

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during fiscal 2021, 2020 and 2019 are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures		Energy Services	Storage and Transportation	Home Services and Other	Total
2021
Natural gas utility sales	$694,635	—		—	—	—	$694,635
Natural gas services	—	—		26,933	51,020	—	77,953
Service contracts	—	—		—	—	33,250	33,250
Installations and maintenance	—	—		—	—	18,979	18,979
Renewable energy certificates	—	4,571		—	—	—	4,571
Electricity sales	—	25,270		—	—	—	25,270
Eliminations (1)	—	—		—	(1,768)	(785)	(2,553)
Revenues from contracts with customers	694,635	29,841		26,933	49,252	51,444	852,105
Alternative revenue programs (2)	(7,282)	—		—	—	—	(7,282)
Derivative instruments	44,443	65,434	(3)	1,201,487	—	—	1,311,364
Eliminations (1)	—	—		426	—	—	426
Revenues out of scope	37,161	65,434		1,201,913	—	—	1,304,508
Total operating revenues	$731,796	95,275		1,228,846	49,252	51,444	$2,156,613
2020
Natural gas utility sales	$695,858	—		—	—	—	$695,858
Natural gas services	—	—		24,511	44,728	—	69,239
Service contracts	—	—		—	—	32,455	32,455
Installations and maintenance	—	—		—	—	18,562	18,562
Renewable energy certificates	—	1,384		—	—	—	1,384
Electricity sales	—	20,099		—	—	—	20,099
Eliminations (1)	—	—		—	(2,713)	(1,207)	(3,920)
Revenues from contracts with customers	695,858	21,483		24,511	42,015	49,810	833,677
Alternative revenue programs (2)	15,750	—		—	—	—	15,750
Derivative instruments	18,315	81,134	(3)	1,005,908	—	—	1,105,357
Eliminations (1)	—	—		(1,116)	—	—	(1,116)
Revenues out of scope	34,065	81,134		1,004,792	—	—	1,119,991
Total operating revenues	$729,923	102,617		1,029,303	42,015	49,810	$1,953,668
2019
Natural gas utility sales	$680,151	—		—	—	—	680,151
Natural gas services	—	—		31,459	—	—	31,459
Service contracts	—	—		—	—	31,499	31,499
Installations and maintenance	—	—		—	—	19,403	19,403
Electricity sales	—	22,121		—	—	—	22,121
Eliminations (1)	—	—		—	—	(2,302)	(2,302)
Revenues from contracts with customers	680,151	22,121		31,459	—	48,600	782,331
Alternative revenue programs (2)	10,364	—		—	—	—	10,364
Derivative instruments	20,278	75,978	(3)	1,711,332	—	—	1,807,588
Eliminations (1)	—	—		(8,238)	—	—	(8,238)
Revenues out of scope	30,642	75,978		1,703,094	—	—	1,809,714
Total operating revenues	$710,793	98,099		1,734,553	—	48,600	2,592,045
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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the fiscal years ended September 30, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
2021
Residential	$487,018	11,319	—	—	50,689	$549,026
Commercial and industrial	124,519	18,522	26,933	49,252	755	219,981
Firm transportation	79,256	—	—	—	—	79,256
Interruptible and off-tariff	3,842	—	—	—	—	3,842
Revenues out of scope	37,161	65,434	1,201,913	—	—	1,304,508
Total operating revenues	$731,796	95,275	1,228,846	49,252	51,444	$2,156,613
2020
Residential	$490,233	10,233	—	—	48,867	$549,333
Commercial and industrial	129,946	11,250	24,511	42,015	943	208,665
Firm transportation	69,357	—	—	—	—	69,357
Interruptible and off-tariff	6,322	—	—	—	—	6,322
Revenues out of scope	34,065	81,134	1,004,792	—	—	1,119,991
Total operating revenues	$729,923	102,617	1,029,303	42,015	49,810	$1,953,668
2019
Residential	$440,787	9,003	—	—	47,655	$497,445
Commercial and industrial	171,357	13,118	31,459	—	945	216,879
Firm transportation	61,370	—	—	—	—	61,370
Interruptible and off-tariff	6,637	—	—	—	—	6,637
Revenues out of scope	30,642	75,978	1,703,094	—	—	1,809,714
Total operating revenues	$710,793	98,099	1,734,553	—	48,600	$2,592,045

Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Consolidated Balance Sheets are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of September 30, 2019	$139,263	$6,510	$27,116
(Decrease)/Increase	(5,090)	2,716	(1,182)
Balance as of September 30, 2020	134,173	9,226	25,934
Increase	78,665	1,125	6,652
Balance as of September 30, 2021	$212,838	$10,351	$32,586

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Consolidated Balance Sheets as of September 30:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
2021
Customer accounts receivable
Billed	$54,514	5,534	147,087	3,956	1,747	$212,838
Unbilled	8,427	1,924	—	—	—	10,351
Customers' credit balances and deposits	(32,586)	—	—	—	—	(32,586)
Total	$30,355	7,458	147,087	3,956	1,747	$190,603
2020
Customer accounts receivable
Billed	$52,134	5,282	70,457	3,905	2,395	$134,173
Unbilled	7,842	1,384	—	—	—	9,226
Customers' credit balances and deposits	(25,934)	—	—	—	—	(25,934)
Total	$34,042	6,666	70,457	3,905	2,395	$117,465
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

NJNG’s recovery of costs is facilitated through its base rates, BGSS and other regulatory tariff riders. NJNG is required to make filings to the BPU for review of its BGSS, CIP and other programs and related rates. Annual rate changes are requested to be effective at the beginning of the following fiscal year. The current base rates include a weighted average cost of capital of 6.95 percent and a return on common equity of 9.6 percent. All rate and program changes are subject to proper notification and BPU review and approval. In addition, NJNG is permitted to implement certain BGSS rate changes on a provisional basis with proper notification to the BPU.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Regulatory assets and liabilities included on the Consolidated Balance Sheets for NJNG are comprised of the following, as of September 30:

(Thousands)	2021	2020
Regulatory assets-current
New Jersey Clean Energy Program	$16,308	$15,570
Conservation Incentive Program	11,839	19,120
Other current regulatory assets	1,554	1,682
Total current regulatory assets	$29,701	$36,372
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$58,483	$36,516
Liability for future expenditures	135,012	150,590
Deferred income taxes	39,694	28,241
Derivatives at fair value, net	—	1
SAVEGREEN	32,941	21,281
Postemployment and other benefit costs	117,194	188,170
Deferred storm damage costs	4,343	6,515
Cost of removal	99,238	75,080
Other noncurrent regulatory assets	32,695	20,068
Total noncurrent regulatory assets	$519,600	$526,462
Regulatory liability-current
Overrecovered natural gas costs	$5,510	$25,914
Derivatives at fair value, net	22,497	274
Total current regulatory liabilities	$28,007	$26,188
Regulatory liabilities-noncurrent
Tax Act impact (1)	$190,386	$195,425
Derivatives at fair value, net	1,166	352
Other noncurrent regulatory liabilities	336	509
Total noncurrent regulatory liabilities	$191,888	$196,286
(1)Reflects the re-measurement and subsequent amortization of NJNG's net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act.

Regulatory assets and liabilities included on the Consolidated Balance Sheets for Adelphia Gateway are comprised of the following, as of September 30:

(Thousands)	2021	2020
Total current regulatory assets	$417	$158
Total noncurrent regulatory assets	$2,499	$997
Total-noncurrent regulatory liabilities	$1,163	$—

The assets are comprised primarily of the tax benefit associated with the equity component of AFUDC and the liability consists primarily of scheduling penalties. Recovery of regulatory assets is subject to FERC approval.

New Jersey Clean Energy Program

The NJCEP is a statewide program that encourages energy efficiency and renewable energy. Funding amounts are determined by the BPU’s Office of Clean Energy and all New Jersey utilities are required to share in the annual funding obligation. The current NJCEP program is for the State of New Jersey’s fiscal year ending June 2022. NJNG recovers the costs associated with its portion of the NJCEP obligation through its NJCEP rider, with interest.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Other Regulatory Assets

Other regulatory assets consist primarily of deferred costs associated with certain components of NJNG’s SBC, as discussed further in the regulatory proceedings section, and NJNG’s compliance with federal and state-mandated PIM provisions. NJNG’s related costs to maintain the operational integrity of its distribution and transmission main are recoverable, without interest, subject to BPU review and approval. As of September 30, 2021, NJNG recorded $1.1 million of PIM in other regulatory assets, which is being recovered through base rates over a seven-year amortization period effective October 2016.

The following is a description of certain regulatory proceedings during fiscal 2020 and 2021:

On March 30, 2021, NJNG filed a base rate case with the BPU requesting a natural gas revenue increase of $165.7 million including a rate recovery for SRL and other infrastructure investments. On July 9, 2021, the Company updated its base rate request to $163.9 million, based on nine months of actual information through June 30, 2021. On September 23, 2021, NJNG filed its second update to the base rate case. The updated filing seeks a base rate increase of $162.5 million.

On November 17, 2021, the BPU issued an order adopting a stipulation of settlement approving a $79.0 million increase to base rates, effective December 1, 2021. The increase includes an overall rate of return on rate base of 6.84 percent, return on common equity of 9.6 percent, a common equity ratio of 54.0 percent and a depreciation rate of 2.78 percent.

BGSS and CIP

BGSS rates are normally revised on an annual basis. In addition, to manage the fluctuations in wholesale natural gas costs, NJNG has the ability to make two interim filings during each fiscal year to increase residential and small commercial customer BGSS rates on a self-implementing and provisional basis. NJNG is also permitted to refund or credit back a portion of the commodity costs to customers at any time given five days’ notice when the natural gas commodity costs decrease in comparison to amounts projected or to amounts previously collected from customers. Concurrent with the annual BGSS filing, NJNG files for an annual review of its CIP. NJNG’s annual BGSS and CIP filings are summarized as follows:

•2020 BGSS/CIP filing — On March 3, 2021, the BPU approved, on a final basis, NJNG’s annual petition to modify its BGSS, balancing charge and CIP rates for residential and small commercial customers. The rate changes will result in a $20.4 million decrease to the annual revenues credited to BGSS, a $3.8 million annual decrease related to its balancing charge, as well as changes to CIP rates, which resulted in a $16.5 million annual recovery increase, effective October 1, 2020. On November 20, 2020, NJNG notified the BPU of its intent to provide BGSS bill credits to residential and small commercial sales customers effective December 1, 2020 to December 31, 2020. On December 22, 2020, NJNG notified the BPU of the extension of the BGSS bill credits through January 31, 2021. The actual bill credits given to customers totaled $20.6 million, $19.3 million net of tax.

•2021 BGSS/CIP filing — On May 28, 2021, NJNG submitted to the BPU the annual petition to modify its BGSS, balancing charge and CIP rates. On November 17, 2021, the BPU approved a $2.9 million increase to the annual revenues credited to BGSS, a $13.0 million annual increase related to its balancing charge, as well as changes to CIP rates, which will result in a $6.3 million decrease to the annual recovery, effective December 1, 2021.

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

Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives, which are designed to encourage the installation of high efficiency heating and cooling equipment and other upgrades to promote energy efficiency to its residential and commercial customers while stimulating state and local economies through the creation of jobs. Depending on the specific initiative or approval, NJNG recovers costs associated with the programs over a three- to 10-year period through a tariff rider mechanism. As of September 30, 2021, the BPU approved total SAVEGREEN investments of approximately $354.3 million, including $135.0 million that was approved in September 2018, for a continuation of existing EE programs and the implementation of new programs through December 2021.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
On March 3, 2021 the BPU approved the three-year SAVEGREEN program consisting of approximately $126.1 million of direct investment, $109.4 million in financing options, and $23.4 million in operation and maintenance expenses, which resulted in a $15.6 million annual recovery increase, effective July 1, 2021. SAVEGREEN investments and costs are filed with the BPU on an annual basis. NJNG’s annual EE filings are summarized as follows:

•2020 EE filing — On May 29, 2020, NJNG filed a petition with the BPU to minimally decrease its EE recovery rate. Throughout the course of the proceeding, the Company updated the filing for additional actual information. Based on the updated information, the BPU approved the request to maintain its existing rate, which results in an annual recovery of approximately $11.4 million, effective November 1, 2020.

•2021 EE filing — On June 11, 2021, NJNG submitted its annual cost recovery filing for the SAVEGREEN programs established from 2010 through 2018. If approved, the proposed rate increase will increase annual recoveries by $2.2 million. It is anticipated that this increase will be effective in early 2022.

Societal Benefits Charge

The SBC is comprised of three primary riders that allow NJNG to recover costs associated with USF, which is a permanent statewide program for all natural gas and electric utilities for the benefit of income-eligible customers, MGP remediation and the NJCEP. NJNG has submitted the following filings to the BPU, which include a report of program expenditures incurred each program year:

•2019 SBC filing — On September 9, 2020, the BPU approved NJNG's annual SBC application which included an increase in the RAC rate of $1.2 million annually and a decrease to the NJCEP factor of $600,000, which was effective October 1, 2020.

•2020 USF filing — On October 1, 2020, the BPU approved NJNG’s annual USF compliance filing to decrease the statewide USF rate by approximately $400,000 annually, which was effective October 1, 2020.

•2020 SBC filing — On April 7, 2021, the BPU approved a stipulation resolving NJNG’s annual SBC application requesting to recover remediation expenses, including an increase in the RAC of approximately $1.3 million annually and an increase to the NJCEP factor, which resulted in an annual increase of approximately $6.0 million, effective May 1, 2021.

•2021 USF filing — On June 25, 2021, NJNG filed its annual USF compliance filing proposing an increase to the statewide USF rate, which results in an annual increase of approximately $4.9 million. On September 14, 2021, the BPU approved the increase, effective October 1, 2021.

•2021 SBC filing - On September 30, 2021, NJNG filed its annual SBC application requesting to recover remediation expenses including an increase in the RAC of approximately $2.0 million annually and a decrease to the NJCEP factor, which will result in an annual decrease of approximately $500,000, effective April 1, 2022.

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

SAFE/NJ RISE

The SAFE program replaces portions of NJNG’s natural gas distribution unprotected steel, cast iron infrastructure and associated services to improve the safety and reliability of the natural gas distribution system. SAFE I was approved to invest up to $130.0 million, exclusive of AFUDC, over a four-year period. SAFE II was approved to invest up to $200.0 million, excluding AFUDC, over a five-year period. NJNG will recover approximately $157.5 million through annual rate filings, with the remainder recovered through subsequent rate cases. As a condition of approval of the program, NJNG was required to file a base rate case no later than November 2019 and satisfied this requirement with its March 29, 2019 base rate case filing.

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

On September 27, 2019, the BPU approved NJNG’s annual SAFE II/NJ RISE petition requesting a base rate increase of $7.8 million, effective October 1, 2019. On September 9, 2020, the BPU approved NJNG’s annual SAFE II/NJ RISE petition requesting a base rate increase of $7.1 million, effective October 1, 2020.

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

On July 30, 2021, NJNG updated its annual SAFE II/NJ RISE cost recovery filing through June 30, 2021, this filing seeks a base rate increase of approximately $269,000 annually. This is expected to be the last annual SAFE II/NJ RISE cost recovery filings. This increase will be effective December 1, 2021, concurrent with the rate case.

Southern Reliability Link

The SRL is an approximately 30-mile, 30-inch transmission main designed to support improved system reliability and integrity in the southern portion of NJNG’s service territory. SRL was placed in service during August 2021 with total costs of $304.4 million.

Infrastructure Investment Program

On February 28, 2019, NJNG filed a petition with the BPU seeking authority to implement a five-year IIP. The IIP consists of two components, transmission and distribution investments and information technology replacement and enhancements. The total investment for the IIP is approximately $507.0 million. Upon approval from the BPU, investments will be recovered through annual filings to adjust base rates. On October 28, 2020, the BPU approved the Company’s transmission and distribution component of the IIP for $150.0 million over five years, effective November 1, 2020. The recovery of information technology replacement and enhancements, that was included in the original IIP filing, will be included as part of base rate filings as projects are placed in service.

Other Filings

COVID-19 Pandemic

On July 2, 2020, the BPU issued an order which authorized New Jersey utilities to create a regulatory asset by deferring incremental COVID-19 related costs and required a related quarterly report be filed for the COVID-19-related costs and savings incurred. Utilities must file petition by later of December 31, 2021, or within 60 days of the close of the regulatory asset period and rate recovery can be addressed in the filing or the utility may request consideration be deferred to future rate case. Any potential rate recovery and the appropriate period of recovery, will be addressed through that filing, or may request a deferral of rate recovery for a future base rate case. On September 14, 2021, the BPU extended the filing date to December 31, 2022, or within 60 days of the close of the regulatory asset period.

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

In February 2020 and March 2020, NJNG entered into treasury lock transactions to fix the benchmark treasury rate associated with a $75 million debt tranche that was issued in September 2020. Settlement of the treasury locks resulted in a $6.6 million loss, which was recorded as a component of regulatory assets on the Consolidated Balance Sheets. The loss is being amortized into earnings over the term of the debt as a component of interest expense on the Consolidated Statements of Operations, which totaled $223,000 and $50,000, as of September 30, 2021 and 2020, respectively.

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

During fiscal 2020, NJR entered into treasury lock transactions to fix the benchmark treasury rate associated with a $260 million debt issuance that was finalized in July 2020 and a $200 million debt issuance that was finalized in September 2020. NJR designated its treasury lock contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges were recorded in OCI. Settlement of the treasury locks in fiscal 2020 resulted in a loss of $13.7 million, which was recorded within OCI. The loss is being amortized into earnings over the term of the debt as a component of interest expense on the Consolidated Statements of Operations, which totaled $1.0 million and $108,000, net of tax, as of September 30, 2021 and 2020, respectively.

Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative assets and liabilities recognized on the Consolidated Balance Sheets as of September 30:

		Derivatives at Fair Value
		2021		2020
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$36	$16	$78	$76
Financial commodity contracts	Derivatives - current	2,046	13	71	282
Energy Services:
Physical commodity contracts	Derivatives - current	2,818	24,592	6,454	20,438
	Derivatives - noncurrent	333	13,237	1,264	12,003
Financial commodity contracts	Derivatives - current	30,226	62,521	16,671	12,965
	Derivatives - noncurrent	3,068	260	2,037	1,346
Foreign currency contracts	Derivatives - current	125	3	36	104
	Derivatives - noncurrent	2	—	48	3
Total fair value of derivatives		$38,654	$100,642	$26,659	$47,217

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of September 30, 2021:
Derivative assets:
Energy Services
Physical commodity contracts	$3,151	$(894)	$(700)	$1,557
Financial commodity contracts	33,294	(33,294)	20,532	20,532
Foreign currency contracts	127	(3)		124
Total Energy Services	$36,572	$(34,191)	$19,832	$22,213
Natural Gas Distribution
Physical commodity contracts	$36	$(8)	$—	$28
Financial commodity contracts	2,046	(13)	—	2,033
Total Natural Gas Distribution	$2,082	$(21)	$—	$2,061
Derivative liabilities:
Energy Services
Physical commodity contracts	$37,829	$(894)	$—	$36,935
Financial commodity contracts	62,781	(33,294)	—	29,487
Foreign currency contracts	3	(3)	—	—
Total Energy Services	$100,613	$(34,191)	$—	$66,422
Natural Gas Distribution
Physical commodity contracts	$16	$(8)	$—	$8
Financial commodity contracts	13	(13)	—	—
Total Natural Gas Distribution	$29	$(21)	$—	$8
As of September 30, 2020:
Derivative assets:
Energy Services
Physical commodity contracts	$7,718	$(3,587)	$(200)	$3,931
Financial commodity contracts	18,708	(14,311)	—	4,397
Foreign currency contracts	84	(84)	—	—
Total Energy Services	$26,510	$(17,982)	$(200)	$8,328
Natural Gas Distribution
Physical commodity contracts	$78	$(65)	$—	$13
Financial commodity contracts	71	(71)	—	—
Total Natural Gas Distribution	$149	$(136)	$—	$13
Derivative liabilities:
Energy Services
Physical commodity contracts	$32,441	$(3,587)	$—	$28,854
Financial commodity contracts	14,311	(14,311)	—	—
Foreign currency contracts	107	(84)	—	23
Total Energy Services	$46,859	$(17,982)	$—	$28,877
Natural Gas Distribution
Physical commodity contracts	$76	$(65)	$—	$11
Financial commodity contracts	282	(71)	—	211
Total Natural Gas Distribution	$358	$(136)	$—	$222
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

The following table presents the effect of derivative instruments recognized on the Consolidated Statements of Operations as of September 30:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated as hedging instruments:		2021	2020	2019
Energy Services:
Physical commodity contracts	Operating revenues	$30,011	$1,163	$(5,732)
Physical commodity contracts	Natural gas purchases	1,052	(3,366)	(521)
Financial commodity contracts	Natural gas purchases	(43,997)	58,949	(643)
Foreign currency contracts	Natural gas purchases	238	(41)	(283)
Home Services and Other:
Interest rate contracts	Interest expense	—	—	(233)
Total unrealized and realized (losses) gains		$(12,696)	$56,705	$(7,412)

NJNG’s derivative contracts are part of the Company’s risk management activities that relate to its natural gas purchases and BGSS incentive programs. At settlement, the resulting gains and/or losses are payable to or recoverable from utility customers and are deferred in regulatory assets or liabilities resulting in no impact to earnings.

The following table reflects the gains and/or (losses) associated with NJNG’s derivative instruments as of September 30:

(Thousands)	2021	2020	2019
Natural Gas Distribution:
Physical commodity contracts	$2,174	$2,077	$5,926
Financial commodity contracts	32,725	(3,903)	(7,700)
Total unrealized and realized (losses) gains	$34,899	$(1,826)	$(1,774)

NJR designates its treasury lock contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to interest expense on the Consolidated Statements of Operations.

The following table reflects the effect of derivative instruments designated as cash flow hedges in OCI as of September 30:

(Thousands)	Amount of pre-tax gain (loss) recognized in OCI on derivatives		Location of gain (loss) reclassified from OCI into income	Amount of pre-tax gain (loss) reclassified from OCI into income
Derivatives in cash flow hedging relationships:	2021	2020		2021	2020
Interest rate contracts	$—	$(13,568)	Interest expense	$(1,371)	$140

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
NJNG and Energy Services had the following outstanding long (short) derivatives as of September 30:

		Volume (Bcf)
	Transaction Type	2021	2020
Natural Gas Distribution	Futures	22.2	23.7
	Physical Commodity	7.6	6.0
Energy Services	Futures	(13.4)	(27.5)
	Swaps	(0.3)	(1.8)
	Physical Commodity	0.6	5.0
Not included in the above table are Energy Services' net notional amount of foreign currency transactions of approximately $(123,000) and $5.1 million and 1,358,000 and 960,000 SRECs that were open, as of September 30, 2021 and 2020, respectively.
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

(Thousands)	Balance Sheet Location	2021	2020
Natural Gas Distribution	Restricted broker margin accounts	$2,790	$13,525
Energy Services	Restricted broker margin accounts	$70,050	$55,919

Wholesale Credit Risk

NJNG, Energy Services, Clean Energy Ventures and the Storage and Transportation segment are exposed to credit risk as a result of their sales/wholesale marketing activities. As a result of the inherent volatility in the prices of natural gas commodities, derivatives, SRECs, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty fails to perform the obligations under its contract, then the Company could sustain a loss.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of September 30, 2021. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$161,680
Noninvestment grade	10,891
Internally-rated investment grade	25,827
Internally-rated noninvestment grade	36,589
Total	$234,987

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company’s credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. There were no derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required as of September 30, 2021 and 2020. These amounts differ from the respective net derivative liabilities reflected on the Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

6. FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and cash equivalents, accounts receivable, current loan receivables, accounts payable, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. Non-current loan receivables are recorded based on what the Company expects to receive, which approximates fair value, in other noncurrent assets on the Consolidated Balance Sheets. The Company regularly evaluates the credit quality and collection profile of its customers to approximate fair value.

As of September 30, the estimated fair value of long-term debt, including current maturities, excluding finance leases, debt issuance costs and solar asset financing obligations, is as follows (1):

(Thousands)	2021	2020
NJNG (2) (3)
Carrying value	$1,092,845	$1,092,845
Fair market value	$1,188,261	$1,271,715
NJR (4)
Carrying value	$1,010,000	$1,010,000
Fair market value	$1,100,283	$1,146,033
(1)See Note 9. Debt for a reconciliation to long-term and short-term debt.
(2)Excludes finance leases of $20.1 million and $74.2 million as of September 30, 2021 and September 30, 2020, respectively.
(3)Excludes NJNG's debt issuance costs of $9.1 million and $9.2 million as of September 30, 2021 and September 30, 2020, respectively.
(4)Excludes NJR's debt issuance costs of $3.3 million and $3.4 million as of September 30, 2021 and September 30, 2020, respectively.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Clean Energy Ventures enters into transactions to sell certain commercial solar assets and lease the assets back for a term specified in the lease. These transactions are considered financing obligations for accounting purposes and are recorded within long-term debt on the Consolidated Balance Sheets. The estimated fair value of solar asset financing obligations as of September 30, 2021 and 2020 was $132.5 million and $149.2 million, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of September 30, 2021, NJR discloses its debt within Level 2 of the fair value hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2021:
Assets
Physical commodity contracts	$—	$3,187	$—	$3,187
Financial commodity contracts	35,340	—	—	35,340
Financial commodity contracts - foreign exchange	—	127	—	127
Money market funds	41	—	—	41
Other	1,815	—	—	1,815
Total assets at fair value	$37,196	$3,314	$—	$40,510
Liabilities
Physical commodity contracts	$—	$37,845	$—	$37,845
Financial commodity contracts	62,188	606	—	62,794
Financial commodity contracts - foreign exchange	—	3	—	3
Total liabilities at fair value	$62,188	$38,454	$—	$100,642
As of September 30, 2020:
Assets
Physical commodity contracts	$—	$7,796	$—	$7,796
Financial commodity contracts	18,279	500	—	18,779
Financial commodity contracts - foreign exchange	—	84	—	84
Money market funds	112,291	—	—	112,291
Other	1,840	—	—	1,840
Total assets at fair value	$132,410	$8,380	$—	$140,790
Liabilities
Physical commodity contracts	$—	$32,517	$—	$32,517
Financial commodity contracts	14,593	—	—	14,593
Financial commodity contracts - foreign exchange	—	107	—	107
Total liabilities at fair value	$14,593	$32,624	$—	$47,217

During the third quarter of fiscal 2021, the Company evaluated its equity method investment in PennEast and determined that it was other-than-temporarily impaired. As of September 30, 2021, the Company recognized an impairment charge of $92.0 million, which was determined primarily using significant unobservable inputs (Level 3) in the estimation of fair value, including the probabilities assigned to development options and potential outcomes, forecasts for construction costs and operating revenues, and timing of capital expenditures and in service dates. See the Company’s discussion of investments in equity method investees in Note 7. Investments in Equity Investees below for more information regarding the impairment.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
7. INVESTMENTS IN EQUITY INVESTEES

As of September 30, the Company’s investments in equity method investees includes the following:

(Thousands)	2021	2020
Steckman Ridge (1)	$109,050	$112,378
PennEast (2)	5,479	95,997
Total	$114,529	$208,375
(1)Includes loans with a total outstanding principal balance of $70.4 million for both fiscal 2021 and 2020, which accrue interest at a variable rate that resets quarterly and are due October 1, 2023.
(2)Includes a deferred tax component related to AFUDC equity of $4.6 million for September 30, 2020. As a result of the impairment of the equity method investment in PennEast, the deferred tax component was reversed and charged to earnings as of September 30, 2021.

Steckman Ridge

The Company holds a 50 percent equity method investment in Steckman Ridge, a jointly owned and controlled natural gas storage facility located in Bedford County, Pennsylvania. NJNG and Energy Services have entered into storage and park and loan agreements with Steckman Ridge. See Note 18. Related Party Transactions for more information on these intercompany transactions.

PennEast

The Company, through its subsidiary NJR Midstream Company, is a 20 percent investor in PennEast, a partnership whose purpose was to construct and operate a 120-mile natural gas pipeline that would have extended from northeast Pennsylvania to western New Jersey.

PennEast received a Certificate of Public Convenience and Necessity for the project from FERC on January 19, 2018. On June 29, 2021, the Supreme Court ruled in favor of PennEast reversing the earlier decision by the Third Circuit on the use of eminent domain to acquire state owned lands for pipeline construction and remanding the case back to the Third Circuit for further proceedings.

Despite the favorable outcome from the Supreme Court, PennEast continues to experience regulatory and legal challenges. As a result, the Company evaluated its equity investment in PennEast for impairment as of June 30, 2021, and determined that it was other-than-temporarily impaired. The Company estimated the fair value of its investment in PennEast using probability weighted scenarios assigned to discounted future cash flows. The impairment is the result of management's estimates and assumptions regarding the likelihood of certain outcomes related to required regulatory approvals and pending legal matters, the timing of which remains uncertain, the timing and magnitude of construction costs and in-service dates, the evaluation of the current environmental and political climate as it relates to interstate pipeline development, and transportation capacity revenues and discount rates.

As of September 30, 2021, the Company recognized an other-than-temporary impairment charge of $92.0 million, or approximately $74.5 million, net of income taxes. The other-than-temporary impairment is recorded in equity in (losses) earnings from affiliates in the Consolidated Statements of Operations. On September 27, 2021, the PennEast partnership determined that this project is no longer supported, and all further development has ceased. Given that construction of the pipeline will not continue, the Company re-evaluated its investment for an additional other-than temporary impairment as of September 30, 2021. It was determined that no additional impairment was needed as the current value of the investment noted above represents the best estimate of the salvage value of the remaining assets of the project.

It is possible that future developments could impact the fair value and could result in the recognition of additional impairment charges.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following is the summarized financial information for Steckman Ridge and PennEast for fiscal years ended September 30:

(Thousands)	2021	2020	2019
Steckman Ridge
Operating revenues	$21,847	$28,814	$32,087
Gross profit	$13,350	$20,537	$24,051
Income from continuing operations	$11,483	$16,926	$18,944
Net income	$11,483	$16,926	$18,944
Net income attributable to NJR	$5,742	$8,463	$9,472
Current assets	$14,786	$7,979
Noncurrent assets	$202,670	$207,051
Current liabilities	$9,738	$945
Noncurrent liabilities	$140,810	$140,810
PennEast
Operating revenues	$—	$—	$—
Gross profit	$—	$—	$—
Income from continuing operations	$(406,305)	$34,376	$31,689
Net (loss) income	$(406,305)	$34,376	$31,689
Net (loss) income attributable to NJR	$(81,261)	$6,875	$6,338
Current assets	$822	$2,829
Noncurrent assets	$44,998	$446,212
Current liabilities	$248	$1,761
Noncurrent liabilities	$500	$500

8. EARNINGS PER SHARE

The following table presents the calculation of the Company’s basic and diluted earnings per share for the fiscal years ended September 30:

(Thousands, except per share amounts)	2021	2020	2019
Net income, as reported	$117,890	$163,007	$123,935
Basic earnings per share
Weighted average shares of common stock outstanding-basic	96,227	94,798	89,242
Basic earnings per common share	$1.23	$1.72	$1.39
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	96,227	94,798	89,242
Incremental shares (1)	333	305	354
Weighted average shares of common stock outstanding-diluted	96,560	95,103	89,596
Diluted earnings per common share (2)	$1.22	$1.71	$1.38
(1)Incremental shares consist primarily of unvested stock awards and performance units.
(2)There were anti-dilutive shares of 74,000 excluded from the calculation of diluted earnings per share related to the equity forward sale agreement for fiscal 2020. There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for fiscal 2021 and 2019.

9. DEBT

NJNG and NJR finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Long-term Debt

The following table presents the long-term debt of the Company as of September 30:

(Thousands)			2021	2020
NJNG
First mortgage bonds:		Maturity date:
3.00%	Series OO	August 1, 2041	46,500	46,500
3.15%	Series PP	April 15, 2028	50,000	50,000
3.58%	Series QQ	March 13, 2024	70,000	70,000
4.61%	Series RR	March 13, 2044	55,000	55,000
2.82%	Series SS	April 15, 2025	50,000	50,000
3.66%	Series TT	April 15, 2045	100,000	100,000
3.63%	Series UU	June 21, 2046	125,000	125,000
4.01%	Series VV	May 11, 2048	125,000	125,000
3.50%	Series WW	April 1, 2042	10,300	10,300
3.38%	Series XX	April 1, 2038	10,500	10,500
2.45%	Series YY	April 1, 2059	15,000	15,000
3.76%	Series ZZ	July 17, 2049	100,000	100,000
3.86%	Series AAA	July 17, 2059	85,000	85,000
2.75%	Series BBB	August 1, 2039	9,545	9,545
3.00%	Series CCC	August 1, 2043	41,000	41,000
3.13%	Series DDD	June 30, 2050	50,000	50,000
3.13%	Series EEE	July 23, 2050	50,000	50,000
3.33%	Series FFF	July 23, 2060	25,000	25,000
2.87%	Series GGG	September 1, 2050	25,000	25,000
2.97%	Series HHH	September 1, 2060	50,000	50,000
Finance lease obligation-buildings		June 30, 2037	—	47,597
Finance lease obligation-meters		Various dates	20,135	26,562
Less: Debt issuance costs			(9,093)	(9,195)
Less: Current maturities of long-term debt			(5,393)	(10,416)
Total NJNG long-term debt			1,098,494	1,147,393
NJR
3.25%	Unsecured senior notes	September 17, 2022	50,000	50,000
3.20%	Unsecured senior notes	August 18, 2023	50,000	50,000
3.48%	Unsecured senior notes	November 7, 2024	100,000	100,000
3.54%	Unsecured senior notes	August 18, 2026	100,000	100,000
3.96%	Unsecured senior notes	June 8, 2028	100,000	100,000
3.29%	Unsecured senior notes	July 17, 2029	150,000	150,000
3.60%	Unsecured senior notes	July 23, 2032	130,000	130,000
3.50%	Unsecured senior notes	July 23, 2030	130,000	130,000
3.25%	Unsecured senior notes	September 1, 2033	80,000	80,000
3.13%	Unsecured senior notes	September 1, 2031	120,000	120,000
Less: Debt issuance costs			(3,269)	(3,424)
Less: Current maturities of long-term debt			(50,000)	—
Total NJR long-term debt			956,731	1,006,576
Clean Energy Ventures
Solar asset financing obligation		Various dates	124,387	122,317
Less: Current maturities of long-term debt			(17,448)	(16,820)
Total Clean Energy Ventures long-term debt			106,939	105,497
Total long-term debt			$2,162,164	$2,259,466

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Annual long-term debt redemption requirements, excluding finance leases, debt issuance costs and solar asset financing obligations, as of September 30, are as follows:

(Thousands)	NJR	NJNG
2022	$50,000	$—
2023	$50,000	$—
2024	$100,000	$70,000
2025	$—	$50,000
2026	$100,000	$—
Thereafter	$710,000	$972,845

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

NJNG’s Mortgage Indenture does not restrict NJNG’s ability to pay dividends. New Jersey Administrative Code 14:4-4.7 states that a public utility cannot issue dividends, without regulatory approval, if its equity to total capitalization ratio falls below 30 percent. As of September 30, 2021, NJNG’s equity to total capitalization ratio is 52.9 percent and has the ability to issue up to $1.2 billion of FMB under the terms of the Mortgage Indenture.

On October 28, 2021, NJNG entered into a Note Purchase Agreement for $100 million of its senior notes, of which $50 million were issued at an interest rate of 2.97 percent, maturing in 2051, and $50 million were issued at an interest rate of 3.07 percent, maturing in 2061. The senior notes are secured by an equal principal amount of NJNG’s FMBs issued under NJNG’s Mortgage Indenture.

Sale Leasebacks

NJNG received $4.0 million during fiscal 2020, in connection with the sale leaseback of its natural gas meters with terms ranging from seven to 11 years. NJNG records a finance lease liability that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.2 million for both fiscal 2021 and 2020. There were no natural gas meter sale leasebacks recorded during fiscal 2021.

Contractual commitments for finance lease payments, as of the fiscal years ended September 30, are as follows:

(Thousands)	Lease Payments
2022	$6,004
2023	4,622
2024	5,279
2025	3,396
2026	2,324
Subtotal	21,625
Less: Interest component	(1,490)
Total	$20,135

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are treated as financing obligations for accounting purposes, and are typically secured by the renewable energy facility asset and its future cash flows from SREC, TRECs and energy sales.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from SRECs, TRECs, and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. Clean Energy Ventures received proceeds of $17.7 million and $42.9 million during fiscal 2021 and 2020, respectively, in connection with the sale leaseback of commercial solar assets. The proceeds received were recognized as a financing obligation on the Consolidated Balance Sheets.

Contractual commitments for the solar financing obligation payments, as of the fiscal years ended September 30, are as follows:

(Thousands)	Lease Payments
2022	$13,749
2023	13,886
2024	41,132
2025	33,873
2026	974
Thereafter	9,036
Subtotal	112,650
Less: Interest component	(10,985)
Total	$101,665

Short-term Debt

A summary of NJR’s credit facility and NJNG’s commercial paper program and credit facility as of September 30, are as follows:

(Thousands)	2021	2020	Expiration Dates
NJR
Bank revolving credit facilities (1)	$500,000	$—	September 2026
Notes outstanding at end of period	$219,100	$—
Weighted average interest rate at end of period	1.05%	—%
Amount available at end of period (2)	$270,312	$—
Bank revolving credit facilities (3)	$—	$425,000	December 2023
Notes outstanding at end of period	$—	$125,350
Weighted average interest rate at end of period	—%	1.49%
Amount available at end of period (4)	$—	$289,356
Bank revolving credit facilities (3)	$—	$250,000	April 2021
Notes outstanding at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Amount available at end of period	$—	$250,000
NJNG
Bank revolving credit facilities (3)	$250,000	$—	September 2026
Commercial paper outstanding at end of period	$158,200	$—
Weighted average interest rate at end of period	0.17%	—%
Amount available at end of period (5)	$91,069	$—
Bank revolving credit facilities (3)	$—	$250,000	December 2023
Commercial paper outstanding at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Amount available at end of period (5)	$—	$249,269
(1)Committed credit facilities, which require commitment fees ranging from 0.10 percent on the unused amounts.
(2)Letters of credit outstanding total $10.6 million as of September 30, 2021, which reduces amount available by the same amount.
(3)Committed credit facilities, which require commitment fees ranging from 0.075 percent on the unused amounts
(4)Letters of credit outstanding total $10.3 million as of September 30, 2020, which reduces amount available by the same amount.
(5)Letters of credit outstanding total $731,000 as of both September 30, 2021 and 2020, which reduces amount available by the same amount.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
NJR

On September 2, 2021, NJR entered into a Second Amended and Restated Credit Agreement governing a $500 million NJR Credit Facility. The agreement replaces a $425 million revolving credit facility that was scheduled to expire on December 5, 2023, and the new NJR Credit Facility expires on September 2, 2026, subject to two mutual options for a one-year extension beyond that date. The NJR Credit Facility permits the borrowing of revolving loans and swingline loans, as well as a $75 million sublimit for the issuance of letters of credit. The NJR Credit Facility also includes an accordion feature, which would allow NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in minimum increments of $50 million increments up to a maximum of $250 million. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility. The credit facility is used primarily to finance its share repurchases, to satisfy Energy Services’ short-term liquidity needs and to finance, on an initial basis, unregulated investments.

As of September 30, 2021, NJR had eight letters of credit outstanding totaling $10.6 million on behalf of Energy Services and Clean Energy Ventures. These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

Energy Services’ letters of credit are used for margin requirements for natural gas transactions, collateral and security deposit for retail natural gas sales and expire on dates ranging from December 2021 to September 2022.

Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

NJNG

On September 2, 2021, NJNG entered into a Second Amended and Restated Credit Agreement governing a $250 million, NJNG Credit Facility. The agreement refinances a $250 million revolving credit facility that was scheduled to expire on December 5, 2023, but has now been terminated. The NJNG Credit Facility expires on September 2, 2026, subject to two mutual options for a one-year extension beyond that date. The NJNG Credit Facility permits the borrowing of revolving loans and swingline loans, as well as a $30 million sublimit for the issuance of letters of credit. The NJNG Credit Facility also includes an accordion feature, which would allow NJNG, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJNG Credit Facility in minimum increments of $50 million up to a maximum of $100 million.

As of September 30, 2021, NJNG has two letters of credit outstanding for $731,000. NJNG’s letters of credit are used as collateral for remediation projects and expire in August 11, 2022. These letters of credit reduce the amount available under NJNG’s committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparty and they will be renewed as necessary.

10. STOCK-BASED COMPENSATION

In January 2017, the NJR 2017 Stock Award and Incentive Plan replaced the NJR 2007 Stock Award and Incentive Plan. Shares have been issued in the form of performance share units, restricted stock units, deferred retention stock units and unrestricted common stock to non-employee directors. As of September 30, 2021, 3,102,764 shares remain available for future issuance.

The following table summarizes all stock-based compensation expense recognized during the following fiscal years:

(Thousands)	2021	2020	2019
Stock-based compensation expense:
Performance share awards	$3,856	$1,943	$5,804
Restricted and non-restricted stock	3,193	2,868	2,492
Deferred retention stock	100	1,725	1,500
Compensation expense included in operation and maintenance expense	7,149	6,536	9,796
Income tax benefit (1)	(1,613)	(1,900)	(2,848)
Total, net of tax	$5,536	$4,636	$6,948
(1)Excludes additional tax (expense) benefit related to delivered shares of $(159,000), $647,000 and $1.3 million as of September 30, 2021, 2020 and 2019, respectively.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Performance Share Units

In fiscal 2021, the Company granted to certain officers 46,813 performance shares, which are market condition awards that vest on September 30, 2023, subject to the Company meeting certain conditions. In fiscal 2021, the Company also granted to certain officers 70,138 performance shares, of which 44,156 vest on September 30, 2023 and 25,982 vest annually over a three-year period beginning in September 2021, both of which are subject to the Company meeting certain performance conditions.

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

In fiscal 2019, the Company granted to certain officers 36,392 performance shares, which are market condition awards that vested on September 30, 2021, subject to the Company meeting certain conditions. In fiscal 2019, the Company also granted to certain officers 63,870 performance shares, of which 33,844 vested in September 30, 2021 and 30,026 vest annually over a three-year period beginning in September 2019, both of which were subject to the Company meeting certain performance conditions. The vesting of these awards are shown in the table below.

There is approximately $3.9 million of deferred compensation related to unvested performance shares that is expected to be recognized over the weighted average period of 1.8 years.

The following table summarizes the performance share activity under the stock award and incentive plans for the past three fiscal years:

	Shares (1)	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2018	145,176	$39.67	—
Granted	100,262	$47.98	—
Vested (2)	(103,009)	$38.52	$4,622
Cancelled/forfeited	(11,920)	$44.34	—
Non-vested and outstanding at September 30, 2019	130,509	$46.53	—
Granted	82,064	$40.61	—
Vested (3)	(55,025)	$44.27	$2,083
Cancelled/forfeited	(1,817)	$44.38	—
Non-vested and outstanding at September 30, 2020	155,731	$44.22	—
Granted	116,951	$33.34	—
Vested (4)	(54,918)	$44.64	$1,673
Cancelled/forfeited	(51,673)	$45.32	—
Non-vested and outstanding at September 30, 2021	166,091	$36.08	—
(1)The number of common shares issued related to certain performance shares may range from zero to 150 percent of the number of shares shown in the table above based on the Company’s achievement of performance goals.
(2)As certified by the Company’s Leadership and Compensation Committee on November 12, 2019, the number of common shares related to performance shares earned was 119 percent, or 43,641 shares, the number of common shares earned related to NFE performance was 117 percent or 26,413 shares, and the number of common shares earned related to Performance Based Restricted Stock was 100 percent or 24,468 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100 percent.
(3)As certified by the Company’s Leadership and Compensation Committee on November 9, 2020, there were no common shares earned related to TSR performance, the number of common shares earned related to NFE performance was 114 percent or 28,513 shares, and the number of common shares earned related to Performance Based Restricted Stock was 100 percent or 11,139 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100 percent.
(4)As certified by the Company’s Leadership and Compensation Committee on November 10, 2021, there were no common shares earned related to TSR performance, the number of common shares earned related to NFE performance was 93 percent or 31,116 shares and the number of common shares earned related to Performance Based Restricted Stock was 100 percent or 25,982 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100 percent.

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

Restricted Stock Units

In fiscal 2021, the Company granted 67,726 shares of restricted stock that vest annually over a three-year period beginning in October 2021. In fiscal 2020, the Company granted 42,478 shares of restricted stock that vest annually over a three-year period beginning in October 2020. In fiscal 2019, the Company granted 29,222 shares of restricted stock that vest annually over a three-year period beginning in October 2019. In fiscal 2019, the Company also granted 6,062 shares of restricted stock that vest annually over a three-year period beginning in April 2020. There is approximately $1.1 million of deferred compensation related to unvested restricted stock shares that is expected to be recognized over the weighted average period of 1.8 years.

The following table summarizes the restricted stock activity under the stock award and incentive plans for the past three fiscal years:

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2018	44,168	$41.24	—
Granted	35,284	$48.24	—
Vested	(20,748)	$39.26	$935
Cancelled/forfeited	(548)	$42.96	—
Non-vested and outstanding at September 30, 2019	58,156	$46.18	—
Granted	42,478	$40.61	—
Vested	(25,973)	$44.71	$1,073
Cancelled/forfeited	(1,175)	$43.62	—
Non-vested and outstanding at September 30, 2020	73,486	$43.52	—
Granted	67,726	$33.34	—
Vested	(34,000)	$44.30	$996
Cancelled/forfeited	(5,591)	$36.34	—
Non-vested and outstanding at September 30, 2021	101,621	$36.87	—

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

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Outstanding at September 30, 2018	242,082	$32.99	—
Granted/Vested	167,407	$47.95	—
Delivered	(158,733)	$30.32	$7,145
Forfeited	(7,195)	$44.41	—
Outstanding at September 30, 2019	243,561	$44.67	—
Granted/Vested	42,358	$40.72	—
Delivered	(57,673)	$35.25	$2,423
Outstanding at September 30, 2020	228,246	$46.32	—
Granted/Vested	2,999	$33.34	—
Delivered	(22,389)	$45.00	$641
Outstanding at September 30, 2021	208,856	$46.28	—

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

The following summarizes non-employee director share awards for the past three fiscal years:

	2021		2020	2019
Shares granted	34,994	(1)	27,696	26,165
Weighted average grant date fair value	$35.72		$42.88	$44.80
(1)Approximately $313,000 of expense remains as of September 30, 2021, to be recognized through December 31, 2021.

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

The Company’s funding policy for its pension plans is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. In fiscal 2021 and 2020, the Company had no minimum funding requirements. The Company made no discretionary contributions to the pension plans in fiscal 2021 or 2020. The Company does not expect to be required to make additional contributions to fund the pension plans over the following two fiscal years based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents.

There are no federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. The Company contributed $7.2 million and $8.4 million, in fiscal 2021 and 2020, respectively, and estimates that it will contribute between $5 million and $10 million over each of the next five years. Additional contributions may be required based on market conditions and changes to assumptions.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following summarizes the changes in the funded status of the plans and the related liabilities recognized on the Consolidated Balance Sheets as of September 30:

	Pension (1)		OPEB
(Thousands)	2021	2020	2021	2020
Change in Benefit Obligation
Benefit obligation at beginning of year	$397,164	$360,477	$245,862	$260,003
Service cost	8,730	8,223	4,844	4,854
Interest cost	9,112	10,587	6,071	7,026
Plan participants’ contributions (2)	27	25	451	194
Actuarial (gain) loss	(7,319)	29,738	(4,715)	(23,226)
Benefits paid, net of retiree subsidies received	(12,167)	(11,886)	(7,839)	(2,989)
Benefit obligation at end of year	$395,547	$397,164	$244,674	$245,862
Change in plan assets
Fair value of plan assets at beginning of year	$307,968	$288,634	$96,406	$83,925
Actual return on plan assets	58,874	30,632	18,144	6,872
Employer contributions	548	596	7,198	8,436
Benefits paid, net of plan participants’ contributions (2)	(12,106)	(11,894)	(7,565)	(2,827)
Fair value of plan assets at end of year	$355,284	$307,968	$114,183	$96,406
Funded status	$(40,263)	$(89,196)	$(130,491)	$(149,456)
Amounts recognized on Consolidated Balance Sheets
Postemployment employee (liability)
Current	$(587)	$(531)	$(900)	$(900)
Noncurrent	(39,676)	(88,665)	(129,591)	(148,556)
Total	$(40,263)	$(89,196)	$(130,491)	$(149,456)
(1)Includes the Company’s PEP.
(2)Prior to July 1, 1998, employees were eligible to elect an additional participant contribution to enhance their benefits and contributions made during the periods were insignificant.

The actuarial gains on the Company’s pension and OPEB are due primarily to an increase in the discount rate used to measure the benefit obligation. The Company recognizes a liability for its underfunded benefit plans as required by ASC 715, Compensation - Retirement Benefits. The Company records the offset to regulatory assets for the portion of liability relating to NJNG and to accumulated other comprehensive income for the portion of the liability related to its unregulated operations.

The following table summarizes the amounts recognized in regulatory assets and accumulated other comprehensive income as of September 30:

	Regulatory Assets		Accumulated Other Comprehensive Income (Loss)
	Pension	OPEB	Pension	OPEB
Balance at September 30, 2019	$99,606	$111,629	$27,801	$16,328
Amounts arising during the period:
Net actuarial loss (gain)	11,953	(21,974)	7,731	(1,614)
Amounts amortized to net periodic costs:
Net actuarial (loss)	(7,893)	(6,536)	(2,528)	(907)
Prior service (cost) credit	(102)	182	—	16
Balance at September 30, 2020	$103,564	$83,301	$33,004	$13,823
Amounts arising during the period:
Net actuarial (gain)	(39,006)	(16,286)	(7,036)	(76)
Amounts amortized to net periodic costs:
Net actuarial (loss)	(8,269)	(6,846)	(3,178)	(1,064)
Prior service (cost) credit	(102)	166	—	13
Balance at September 30, 2021	$56,187	$60,335	$22,790	$12,696

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The amounts in regulatory assets and accumulated other comprehensive income not yet recognized as components of net periodic benefit cost as of September 30 are:

	Regulatory Assets				Accumulated Other Comprehensive Income (Loss)
	Pension		OPEB		Pension		OPEB
(Thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Net actuarial loss	$55,922	$103,197	$60,468	$83,600	$22,790	$33,004	$12,707	$13,847
Prior service cost (credit)	265	367	(133)	(299)	—	—	(11)	(24)
Total	$56,187	$103,564	$60,335	$83,301	$22,790	$33,004	$12,696	$13,823

To the extent the unrecognized amounts in accumulated other comprehensive income or regulatory assets exceed 10 percent of the greater of the benefit obligation or the fair value of plan assets, an amortized amount over the average expected future working lifetime of the active plan participants is recognized. Amounts included in regulatory assets and accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in fiscal 2022 are as follows:

	Regulatory Assets		Accumulated Other Comprehensive Income (Loss)
(Thousands)	Pension	OPEB	Pension	OPEB
Net actuarial loss	$5,843	$4,577	$2,902	$1,107
Prior service cost (credit)	102	(133)	—	(11)
Total	$5,945	$4,444	$2,902	$1,096

The accumulated benefit obligation for the pension plans, including the PEP, exceeded the fair value of plan assets during fiscal 2020. The projected benefit and accumulated benefit obligations and the fair value of plan assets as of September 30, are as follows:

	Pension
(Thousands)	2021	2020
Projected benefit obligation	$395,547	$397,164
Accumulated benefit obligation	$353,852	$352,320
Fair value of plan assets	$355,284	$307,968

The components of the net periodic cost for pension benefits, including the Company’s PEP, and OPEB costs (principally health care and life insurance) for employees and covered dependents for fiscal years ended September 30, are as follows:

	Pension			OPEB
(Thousands)	2021	2020	2019	2021	2020	2019
Service cost	$8,730	$8,223	$7,381	$4,844	$4,854	$4,404
Interest cost	9,112	10,587	12,173	6,071	7,026	8,324
Expected return on plan assets	(20,150)	(20,579)	(19,054)	(6,497)	(6,510)	(5,515)
Recognized actuarial loss	11,446	10,424	5,765	7,909	7,442	6,466
Prior service cost (credit) amortization	102	102	102	(179)	(197)	(365)
Net periodic benefit cost recognized as expense	$9,240	$8,757	$6,367	$12,148	$12,615	$13,314

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Assumptions

The weighted average assumptions used to determine the Company’s benefit costs during the fiscal years below and obligations as of September 30, are as follows:

	Pension						OPEB
	2021		2020		2019		2021		2020		2019
Benefit costs:
Discount rate	2.95/2.92%	(1)	3.37/3.35%	(1)	4.36/4.35%	(1)	3.08/3.03%	(1)	3.48/3.44%	(1)	4.38/4.37%	(1)
Expected asset return	6.75%		7.25%		7.00%		6.75%		7.25%		7.00%
Compensation increase	3.00/3.50%	(1)	3.00/3.50%	(1)	3.25/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.25/3.50%	(1)
Obligations:
Discount rate	3.10/3.07%	(1)	2.95/2.92%	(1)	3.37/3.35%		3.24/3.17%	(1)	3.08/3.03%	(1)	3.48/3.44%	(1)
Compensation increase	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)
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

Information relating to the assumed HCCTR used to determine expected OPEB benefits as of September 30, and the effect of a 1 percent change in the rate, are as follows:

($ in thousands)	2021	2020	2019
HCCTR	6.9%	7.6%	7.6%
Ultimate HCCTR	4.5%	4.5%	4.5%
Year ultimate HCCTR reached	2027	2026	2026
Effect of a 1 percentage point increase in the HCCTR on:
Year-end benefit obligation	$43,217	$49,106	$49,061
Total service and interest cost	$2,959	$2,799	$2,923
Effect of a 1 percentage point decrease in the HCCTR on:
Year-end benefit obligation	$(34,669)	$(38,844)	$(38,747)
Total service and interest costs	$(2,253)	$(2,151)	$(2,250)

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

The mix and targeted allocation of the pension and OPEB plans’ assets are as follows:

	2022	Assets at
	Target	September 30,
Asset Allocation	Allocation	2021	2020
U.S. equity securities	34%	36%	38%
International equity securities	17	17	18
Fixed income	38	40	39
Other assets	11	7	5
Total	100%	100%	100%

The Company adopted the revised mortality assumptions published by the Society of Actuaries for its pension and other postemployment benefit obligations, which reflected increased life expectancies in the U.S. The adoption of the new mortality projection scale, MP-2019 and the Pri-2012 mortality study, did not materially impact the projected benefit obligation for the plans.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following fiscal years:

(Thousands)	Pension	OPEB
2022	$13,434	$6,936
2023	$14,353	$7,495
2024	$15,294	$8,069
2025	$16,277	$8,735
2026	$17,269	$9,392
2027 - 2031	$101,147	$55,685

The Company’s OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D. Therefore, under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company qualifies for federal subsidies.

The following estimated subsidy payments are expected to be paid during the following fiscal years:

Estimated Subsidy
(Thousands)	Payments
2022	$314
2023	$350
2024	$388
2025	$425
2026	$466
2027 - 2031	$3,099

Pension and OPEB assets held in the master trust, measured at fair value, as of September 30, are summarized as follows:

(Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total
As of September 30, 2021	Pension		OPEB
Assets
Money market funds	$—	$—	$32	$32
Registered Investment Companies:
Equity Funds:
Large Cap Index	103,961	103,961	33,644	33,644
Extended Market Index	21,948	21,948	7,096	7,096
International Stock	61,286	61,286	20,063	20,063
Fixed Income Funds:
Emerging Markets	18,291	18,291	6,001	6,001
Core Fixed Income	—	—	13,345	13,345
Opportunistic Income	—	—	8,568	8,568
Ultra Short Duration	—	—	8,536	8,536
High Yield Bond Fund	30,300	30,300	9,912	9,912
Long Duration Fund	93,849	93,849	—	—
Total assets at in the fair value hierarchy	$329,635	329,635	$107,197	107,197
Investments measured at net asset value
Common collective trusts		25,649		6,986
Total assets at fair value		$355,284		$114,183

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

(Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total
As of September 30, 2020:	Pension		OPEB
Assets
Money market funds	$—	$—	$15	$15
Registered Investment Companies:
Equity Funds:
Large Cap Index	95,542	95,542	29,908	29,908
Extended Market Index	21,085	21,085	6,470	6,470
International Stock	56,912	56,912	17,390	17,390
Fixed Income Funds:
Emerging Markets	16,008	16,008	4,958	4,958
Core Fixed Income	—	—	11,146	11,146
Opportunistic Income	—	—	7,128	7,128
Ultra Short Duration	—	—	7,057	7,057
High Yield Bond Fund	26,303	26,303	8,223	8,223
Long Duration Fund	77,036	77,036	—	—
Total assets at in the fair value hierarchy	$292,886	292,886	$92,295	92,295
Investments measured at net asset value
Common collective trusts		15,082		4,111
Total assets at fair value		$307,968		$96,406

The Plan had no Level 2 or Level 3 fair value measurements during fiscal 2021 and 2020, and there have been no changes in valuation methodologies as of September 30, 2021. The Plan held assets that are valued using NAV as a practical expedient, which are excluded from the fair value hierarchy.

The following is a description of the valuation methodologies used for assets measured at fair value:

Money Market funds — Represents bank balances and money market funds that are valued based on the NAV of shares held at year end.

Registered Investment Companies — Equity and fixed income funds valued at the NAV of shares held by the plan at year end as reported on the active market on which the individual securities are traded.

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

Defined Contribution Plan

The Company offers a Savings Plan to eligible employees. The Company matches 85 percent of participants’ contributions up to 6 percent of base compensation. Represented NJRHS employees, non-represented employees hired on or after October 1, 2009, and NJNG represented employees hired on or after January 1, 2012, are eligible for an employer special contribution of between 3.5 percent and 4.5 percent of base compensation, depending on years of service, into the Savings Plan on their behalf. The amount expensed and contributed for the matching provision of the Savings Plan was $5.1 million in fiscal 2021, $4.5 million in fiscal 2020 and $3.9 million in fiscal 2019. The amount contributed for the employer special contribution of the Savings Plan was $2.1 million in fiscal 2021, $1.6 million in fiscal 2020 and $1.3 million in fiscal 2019.

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

The following is an analysis of the change in the Company’s ARO for the fiscal years ended September 30:

	2021		2020
(Thousands)	NJNG	NJRCEV	NJNG	NJRCEV
Balance at October 1	$29,280	$4,444	$26,944	$4,102
Accretion	1,612	182	1,476	196
Additions	5,697	68	—	1,306
Change in estimated useful life	—	—	—	(1,160)
Change in assumptions	6,151	—	1,104	—
Retirements	(1,129)	—	(244)	—
Balance at period end	$41,611	$4,694	$29,280	$4,444

Accretion for the next five years, for the fiscal years ended September 30, is estimated to be as follows:

Estimated
(Thousands)	Accretion
2022	$2,012
2023	2,092
2024	2,174
2025	2,255
2026	2,339
Total	$10,872
13. INCOME TAXES

The income tax provision (benefit) from operations for the fiscal years ended September 30, consists of the following:

(Thousands)	2021	2020	2019
Current:
Federal	$651	$(2,164)	$10,933
State	1,703	6,763	3,530
Deferred:
Federal	25,030	28,817	4,103
State	6,224	3,400	4,003
Investment/production tax credits	(322)	(322)	(4,129)
Income tax provision	$33,286	$36,494	$18,440

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
As of September 30, the temporary differences, which give rise to deferred tax assets (liabilities), consist of the following:

(Thousands)	2021	2020
Deferred tax assets
Investment tax credits (1)	$225,036	$194,840
Federal net operating losses (2)	—	24,091
State net operating losses	38,108	33,233
Fair value of derivatives	16,333	13,979
Impairment of equity method investment	15,395	—
Postemployment benefits	9,665	8,544
Incentive compensation	6,894	7,071
Amortization of intangibles	6,540	5,892
Overrecovered natural gas costs	1,540	7,244
Allowance for doubtful accounts	6,561	1,922
Other	6,140	448
Total deferred tax assets	$332,212	$297,264
Less: Valuation allowance	(23,613)	(17,639)
Total deferred tax assets net of valuation allowance	$308,599	$279,625
Deferred tax liabilities
Property related items	$(419,753)	$(359,604)
Remediation costs	(16,347)	(10,207)
Investments in equity investees	(21,739)	(23,395)
Conservation incentive plan	(3,309)	(5,345)
Other	(6,203)	(6,639)
Total deferred tax liabilities	$(467,351)	$(405,190)

Total net deferred tax liabilities	$(158,752)	$(125,565)
(1)Includes approximately $814,000 and $898,000 for NJNG for fiscal 2021 and 2020, respectively, which is being amortized over the life of the related assets.
(2)See discussion of federal net operating loss utilization in the Other Tax Items section of this note.

A reconciliation of the U.S. federal statutory rate to the effective rate from operations for the fiscal years ended September 30, is as follows:

(Thousands)	2021	2020	2019
Statutory income tax expense	$31,747	$41,896	$29,898
Change resulting from:
Investment/production tax credits	(322)	(322)	(4,129)
Cost of removal of assets placed in service prior to 1981	(5,366)	(5,362)	(6,349)
AFUDC equity	(786)	(4,933)	(2,313)
State income taxes, net of federal benefit	6,124	11,965	6,262
NJ Unitary method change	—	(15,345)	—
Valuation allowance	5,974	13,604	—
Tax Act - utility excess deferred income taxes amortized	(3,573)	(3,573)	(3,573)
Other	(512)	(1,436)	(1,356)
Income tax provision	$33,286	$36,494	$18,440
Effective income tax rate	22.0%	18.3%	14.0%

The Company and one or more of its subsidiaries files or expects to file income and/or franchise tax returns in the U.S. Federal jurisdiction and in the states of Colorado, Connecticut, Delaware, Louisiana, Maryland, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, Texas, Mississippi and Virginia. The Company neither files in, nor believes it has a filing requirement in, any foreign jurisdictions other than Canada. Due to certain available tax treaty benefits, the Company incurs no tax liability in Canada.

The Company’s federal income tax returns through fiscal 2017 have either been reviewed by the IRS, or the related statute of limitations has expired and all matters have been settled. Federal income tax returns for periods subsequent to fiscal 2017 are open to examination by the IRS. For all periods subsequent to those ended September 30, 2017, the Company’s state income

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
tax returns are statutorily open to examination in all applicable states with the exception of Colorado, New Jersey and Texas. In Colorado, New Jersey and Texas, all periods subsequent to September 30, 2016, are statutorily open to examination.

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

The Company evaluates certain tax benefits that have been recorded in the financial statements for uncertainties. During fiscal 2019, the Company concluded that a portion of tax benefits were uncertain and recorded a reserve against deferred taxes on the Consolidated Balance Sheets. During fiscal 2021, a federal tax audit was completed and, as a result, the positions that the prior tax reserves related to are considered effectively settled and the related tax reserve was released. As a result of the change in the Company's method of accounting for ITCs from the flow through method to the deferral method, which was effective October 1, 2020, the settlement of the reserve was recorded as an adjustment to nonutility plant and equipment, at cost on the Consolidated Balance Sheets. The tax benefits related to fiscal tax years open to examination by the IRS may be subject to subsequent adjustments.

The reserve for uncertain tax benefits for the fiscal year ended September 30, is as follows:

(Thousands)	2021	2020
Balance at October 1,	$4,930	$4,930
Reversal of settled tax positions during the current fiscal period	(4,930)	—
Balance at period end	$—	$4,930

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

The CARES Act provides for the delay in the required deposit of the employer portion of the OASDI payroll tax from the date of enactment through the end of 2020. Of the taxes that the Company can defer, 50 percent of the deferred taxes are required to be deposited by the end of 2021 and the remaining 50 percent are required to be deposited by the end of 2022. Additionally, The CARES Act provides a refundable tax credit, the employee retention tax credit, to certain employers who are ordered by a competent governmental authority to suspend or reduce business operations due to concern about the spread of COVID-19 or suffered a significant decline in the business during a calendar quarter during 2020 compared to the same calendar quarter during the previous year. As of September 30, 2021 and 2020, the Company deferred approximately $5.1 million and $3.1 million, respectively, related to the employer portion of the OASDI tax.

On March 11, 2021, the President of the U.S. signed the American Rescue Plan Act of 2021, which is primarily an economic stimulus package. It also expanded the scope of Section 162(m) of the Internal Revenue Code, which imposes a $1.0 million deduction limit on compensation paid to covered employees from the top five officers to also include the next five highest paid employees for tax years beginning after December 31, 2026.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Other Tax Items

As of September 30, 2020, the Company had federal income tax net operating losses of approximately $134.0 million. Federal net operating losses can generally be carried back two years and forward 20 years and will begin to expire in fiscal 2036, with the remainder expiring by 2038. During fiscal 2021, the Company exercised its ability to carryback these federal net operating losses to offset taxable income in prior periods.

For the net operating losses carried back, the Company estimated the portion of taxes considered refundable totaling approximately $22.8 million as of September 30, 2020, which was recorded as a component of prepaid and accrued taxes on the Consolidated Balance Sheets. The remaining $24.1 million that the Company has determined not to be refundable in cash, was recaptured as ITCs that were previously utilized to offset expense.

As of September 30, 2021 and 2020, the Company has tax credit carryforwards of approximately $224.2 million and $195.2 million, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2035.

As of September 30, 2021 and 2020, the Company has state income tax net operating losses of approximately $554.6 million and $487.7 million, respectively. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred; these state carry-forward periods range from seven to 20 years and began to expire in fiscal 2021, with the majority expiring after 2035. The Company expects to utilize this entire carryforward, other than as described below.

The impairment of the equity method investment in PennEast created potential net capital loss attributes totaling approximately $61.8 million, which can only be utilized to offset capital gains income and can be carried back three years and forward five years prior to expiration.

As of September 30, 2021, the Company has a valuation allowance totaling $23.6 million comprised of approximately $17.3 million, related to the recognition of state net operating loss carryforwards, which primarily relate to New Jersey and approximately $6.4 million related to potential capital loss carryforwards resulting from the impairment of the equity method investment in PennEast, which the Company believes may not be fully utilized prior to expiration. As of September 30, 2020, the Company had a valuation allowance totaling $17.6 million related to the state net operating loss carryforwards, as previously discussed.

The Consolidated Appropriations Act extended the 30 percent ITC for solar property that is under construction on or before December 31, 2019. Projects placed in service after December 31, 2019, may also qualify for a 30 percent federal ITC if five percent or more of the total costs of a solar property are incurred before the end of the applicable year and there are continuous efforts to advance towards completion of the project, based on the IRS guidance around ITC safe harbor determination. The credit declined to 26 percent for property under construction before the end of 2020. The Consolidated Appropriations Act, 2021 extended the 26 percent tax credit for property under construction during 2021 and 2022. The credit will drop to 22 percent for property under construction before the end of 2023. After 2023 the ITC will be reduced to 10 percent.

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

Generally, the Company’s solar land lease terms are between 15 and 35 years and may include multiple options to extend the terms for an additional five to ten years. The Company’s office leases vary in duration, ranging from one to 17 years and may or may not include extension or early purchase options. The Company’s meter lease terms are between seven and ten years with purchase options available prior to the end of the term. Equipment leases include general office equipment that also vary in duration, most of which are for a term of five years. The Company's storage and capacity leases have assumed terms of 50 years to coincide with the expected useful lives of the cavern assets with which the leases are associated. The Company's lease terms may include options to extend, purchase the leased asset or terminate a lease and they are included in the lease liability calculation when it is reasonably certain that those options will be exercised. The Company has elected an accounting policy that exempts leases with an original term of one year or less from the recognition requirements of ASC 842, Leases.

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

The following table presents the Company's lease costs included in the Consolidated Statements of Operations for the fiscal year ended September 30:

(Thousands)	Income Statement Location	2021	2020
Operating lease cost (1)	Operation and maintenance	$8,182	$6,404
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	3,442	5,007
Interest on lease liabilities	Interest expense, net of capitalized interest	710	1,511
Total finance lease cost		$4,152	$6,518
Short-term lease cost	Operation and maintenance	543	1,041
Variable lease cost	Operation and maintenance	1,381	1,025
Total lease cost		$14,258	$14,988
(1)Net of capitalized costs.

The following table presents supplemental cash flow information related to leases for the fiscal year ended September 30:

(Thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$6,675	$8,804
Operating cash flows for finance leases	$1,167	$1,189
Financing cash flows for finance leases	$8,180	$6,985

Assets obtained or modified for operating lease liabilities totaled approximately $46.1 million and $76.6 million during fiscal 2021 and 2020, respectively. There were no assets obtained or modified through finance lease liabilities during fiscal 2021. Assets obtained or modified through finance lease liabilities totaled approximately $49.7 million during fiscal 2020.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following table presents the balance and classifications of the Company’s right of use assets and lease liabilities included in the Consolidated Balance Sheets for the fiscal year ended September 30:

(Thousands)	Balance Sheet Location	2021	2020
Assets
Noncurrent
Operating lease assets	Operating lease assets	$173,928	$131,769
Finance lease assets	Utility plant	13,489	71,085
Total lease assets		$187,417	$202,854
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$4,300	$6,724
Finance lease liabilities	Current maturities of long-term debt	5,393	10,416
Noncurrent
Operating lease liabilities	Operating lease liabilities	141,363	95,030
Finance lease liabilities	Long-term debt	14,742	63,743
Total lease liabilities		$165,798	$175,913

NJNG was a lessee as part of a lease agreement for its headquarters building with a 16-year term that would have expired in June 2037. On May 26, 2021, NJNG exercised a purchase option of the lease to acquire the building for $41.1 million, which is included in utility plant on the Consolidated Balance Sheets. Following the purchase of the building, NJNG removed the present value of the future lease payments of $46.9 million, which was reflected within utility plant and $45.6 million as presented within finance lease liabilities on the Consolidated Balance Sheets.

For operating lease assets and liabilities, the weighted average remaining lease term was 29.6 years and 25.5 years and the weighted average discount rate used in the valuation over the remaining lease term was 3.2 percent for both September 30, 2021 and 2020. For finance lease assets and liabilities as of September 30, 2021 and 2020, the weighted average remaining lease term was 3.4 years and 11.5 years, respectively, and the weighted average discount rate used in the valuation over the remaining lease term is 3.5 percent and 2.5 percent as of September 30, 2021 and 2020, respectively.

The following table presents the Company's maturities of lease liabilities as of September 30, 2021:

(Thousands)	Operating Leases	Finance Leases
2022	$7,564	$6,004
2023	8,022	4,622
2024	7,667	5,279
2025	7,127	3,396
2026	7,034	2,324
Thereafter	196,471	—
Total future lease payments	233,885	21,625
Less: Liability accretion	(88,222)	(1,490)
Total lease liability	$145,663	$20,135

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

15. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through November 2038, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $168.5 million at current contract rates and volumes, which are recoverable through BGSS.

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

Commitments as of September 30, 2021, for natural gas purchases and future demand fees for the next five fiscal year periods, are as follows:

(Thousands)	2022	2023	2024	2025	2026	Thereafter
Energy Services:
Natural gas purchases	$220,186	$1,258	$—	$—	$—	$—
Storage demand fees	20,685	11,584	6,205	4,525	2,355	813
Pipeline demand fees	58,143	39,831	20,333	16,730	15,095	18,633
Sub-total Energy Services	$299,014	$52,673	$26,538	$21,255	$17,450	$19,446
NJNG:
Natural gas purchases	$35,389	$—	$—	$—	$—	$—
Storage demand fees	37,293	27,981	14,300	6,856	1,726	1,870
Pipeline demand fees	131,207	126,177	126,343	127,990	121,258	1,066,014
Sub-total NJNG	$203,889	$154,158	$140,643	$134,846	$122,984	$1,067,884
Total	$502,903	$206,831	$167,181	$156,101	$140,434	$1,087,330

Certain pipeline demand fees totaling approximately $4.0 million per year, for which Energy Services is the responsible party, will be paid for by the counterparty to a capacity release transaction beginning November 1, 2021 for a period of 10 years.

As of September 30, 2021, the Company’s future minimum lease payments under various operating leases will not be more than $8.0 million annually for the next five years and $196.5 million in the aggregate for all years thereafter.

Guarantees

As of September 30, 2021, there were NJR guarantees covering approximately $192.4 million of Energy Services’ natural gas purchases and demand fee commitments not yet reflected in accounts payable on the Consolidated Balance Sheets.

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites will range from approximately $115.4 million to $178.4 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of September 30, 2021, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $135.0 million on the Consolidated Balance Sheets based on the most likely amount.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
On September 30, 2021, NJNG filed its annual SBC application requesting to recover remediation expenses including an increase in the RAC, of approximately $2.0 million annually, effective April 1, 2022. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if former MGP operations were active at the location. The preliminary assessment and site investigation activities are ongoing at the Aberdeen, NJ site location. The estimated costs to complete the preliminary assessment and site investigation phase are included in the MGP remediation liability and corresponding regulatory asset on the Consolidated Balance Sheet at September 30, 2021. NJNG will continue to gather information to determine whether the obligation exists to undertake remedial action, if any, and refine its estimate of potential costs for this site as more information becomes available.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. On September 9, 2020, the BPU approved NJNG's increase in the RAC, which increased the annual recovery from $8.5 million to $9.7 million, effective October 1, 2020. On April 7, 2021, the BPU approved an increase in the RAC, which increased the annual recovery from $9.7 million to $11.1 million and was effective May 1, 2021. As of September 30, 2021, $58.5 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

General

The Company is involved, and from time to time in the future may be involved, in a number of pending and threatened judicial, regulatory and arbitration proceedings relating to matters that arise in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, the Company cannot state with confidence what the eventual outcome of the pending litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter will be, if any. In accordance with applicable accounting guidance, NJR establishes accruals for litigation for those matters that present loss contingencies as to which it is both probable that a loss will be incurred and the amount of such loss can be reasonably estimated. NJR also discloses contingent matters for which there is a reasonable possibility of a loss. Based upon currently available information, NJR believes that the results of litigation that are currently pending, taken together, will not have a materially adverse effect on the Company’s financial condition, results of operations or cash flows. The actual results of resolving the pending litigation matters may be substantially higher than the amounts accrued.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Information related to the Company’s various reporting segments and other operations is detailed below:

(Thousands)
Fiscal Years Ended September 30,	2021	2020	2019
Operating revenues
Natural Gas Distribution
External customers	$731,796	$729,923	$710,793
Clean Energy Ventures
External customers	95,275	102,617	98,099
Energy Services
External customers (1)	1,228,846	1,029,303	1,734,553
Intercompany	(426)	1,116	8,238
Storage and Transportation
External customers	49,252	42,015	—
Intercompany	1,768	2,713	—
Subtotal	2,106,511	1,907,687	2,551,683
Home Services and Other
External customers	51,444	49,810	48,600
Intercompany	785	1,207	2,302
Eliminations	(2,127)	(5,036)	(10,540)
Total	$2,156,613	$1,953,668	$2,592,045
Depreciation and amortization
Natural Gas Distribution	$80,045	$71,883	$57,980
Clean Energy Ventures	20,567	25,329	22,376
Energy Services (2)	111	123	118
Storage and Transportation	9,960	9,293	6
Subtotal	110,683	106,628	80,480
Home Services and Other	980	1,032	914
Eliminations	(276)	(292)	(285)
Total	$111,387	$107,368	$81,109
Interest income (3)
Natural Gas Distribution	$85	$538	$994
Clean Energy Ventures	241	240	—
Energy Services	11	99	78
Storage and Transportation	2,243	3,510	4,000
Subtotal	2,580	4,387	5,072
Home Services and Other	522	8,633	1,942
Eliminations	(935)	(10,061)	(5,391)
Total	$2,167	$2,959	$1,623
(1)Includes sales to Canada for the Energy Services segment, which are immaterial.
(2)The amortization of acquired wholesale energy contracts is excluded above and is included in natural gas purchases - nonutility on the Consolidated Statements of Operations.
(3)Included in other income, net on the Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

(Thousands)
Fiscal Years Ended September 30,	2021	2020	2019
Interest expense, net of capitalized interest
Natural Gas Distribution	$36,405	$30,975	$26,134
Clean Energy Ventures	22,548	20,253	14,846
Energy Services	2,204	3,276	5,205
Storage and Transportation	13,348	13,124	2,185
Subtotal	74,505	67,628	48,370
Home Services and Other	4,054	10,327	1,535
Eliminations	—	(10,358)	(2,823)
Total	$78,559	$67,597	$47,082
Income tax provision (benefit)
Natural Gas Distribution	$19,054	$27,021	$9,434
Clean Energy Ventures	5,048	11,034	7,270
Energy Services	18,371	(3,615)	(1,573)
Storage and Transportation	(10,043)	4,247	2,254
Subtotal	32,430	38,687	17,385
Home Services and Other	(196)	(2,478)	1,428
Eliminations	1,052	285	(373)
Total	$33,286	$36,494	$18,440
Equity in earnings of affiliates
Storage and Transportation	$(81,072)	$15,903	$15,832
Eliminations	(2,140)	(1,592)	(2,204)
Total	$(83,212)	$14,311	$13,628
Net financial earnings (loss)
Natural Gas Distribution	$107,375	$126,902	$78,062
Clean Energy Ventures	16,789	22,111	31,903
Energy Services	71,117	(7,873)	2,918
Storage and Transportation	13,046	18,311	14,689
Subtotal	208,327	159,451	127,572
Home Services and Other	(826)	5,784	1,911
Eliminations	211	98	(93)
Total	$207,712	$165,333	$129,390
Capital expenditures
Natural Gas Distribution	$426,628	$290,040	$345,004
Clean Energy Ventures	87,852	133,841	157,828
Storage and Transportation	107,500	20,998	20,616
Subtotal	621,980	444,879	523,448
Home Services and Other	2,630	3,230	2,484
Total	$624,610	$448,109	$525,932
Investments in equity investees
Storage and Transportation	$690	$2,117	$4,102
Total	$690	$2,117	$4,102

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Company’s assets for the various reporting segments and business operations are detailed below:

(Thousands)	2021	2020	2019
Assets at end of period:
Natural Gas Distribution	$3,707,461	$3,531,477	$3,064,309
Clean Energy Ventures	914,788	814,277	694,439
Energy Services	365,423	244,836	290,847
Storage and Transportation	862,407	844,799	240,955
Subtotal	5,850,079	5,435,389	4,290,550
Home Services and Other	162,134	138,375	104,411
Intercompany assets (1)	(289,935)	(257,287)	(237,019)
Total	$5,722,278	$5,316,477	$4,157,942
(1)Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company’s reporting segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

(Thousands)	2021	2020	2019
Net financial earnings	$207,712	$165,333	$129,390
Less:
Unrealized loss (gain) on derivative instruments and related transactions	54,203	(9,644)	2,881
Tax effect	(12,887)	2,296	(711)
Effects of economic hedging related to natural gas inventory	(42,405)	12,690	4,309
Tax effect	10,078	(3,016)	(1,024)
Impairment of equity method investment	92,000	—	—
Tax effect	(11,167)	—	—
Net income	$117,890	$163,007	$123,935

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

NFE is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of natural gas, SRECs and foreign currency contracts. Consequently, to reconcile between net income and NFE, current-period unrealized gains and losses on the derivatives are excluded from NFE as a reconciling item. Realized derivative gains and losses are also included in current-period net income. However, NFE includes only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical natural gas flows. NFE also excludes impairment charges associated with equity method investments, which are non-cash charges considered unusual in nature that occur infrequently and are not indicative of the Company's performance for its ongoing operations. Included in the tax effects are current and deferred income tax expense corresponding with the components of NFE.

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

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of September 30, 2021, Energy Services has entered into transactions with Steckman Ridge for varying terms, all of which expire by October 31, 2022.

Demand fees, net of eliminations, associated with Steckman Ridge during the fiscal years ended September 30, are as follows:

(Thousands)	2021	2020	2019
Natural Gas Distribution	$6,449	$5,900	$5,814
Energy Services	564	183	2,134
Total	$7,013	$6,083	$7,948

The following table summarizes demand fees payable to Steckman Ridge as of September 30:

(Thousands)	2021	2020
Natural Gas Distribution	$778	$775
Energy Services	83	16
Total	$861	$791

NJNG and Energy Services have entered into various asset management agreements, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. As of September 30, 2021, NJNG and Energy Services had two asset management agreements with expiration dates of October 31, 2021 through March 31, 2022.

NJNG has entered into a 5-year transportation precedent agreement with Adelphia Gateway for committed capacity of 130,000 Dths per day, which is expected to begin during the 2nd quarter of fiscal 2022, dependent upon the completion of a compressor.

Energy Services has a 5-year agreement for 3 Bcf of firm storage capacity with Leaf River, which is eliminated in consolidation and expires in March 2024. On February 19, 2021, Energy Services entered into a park and loan agreement with Leaf River for 330,000 Dths, which expired on April 30, 2021, the activity of which is eliminated in consolidation.

In March 2021, NJNG and Clean Energy Ventures entered into a 15-year sublease and PPA agreement related to an onsite solar array and the related energy output at the Company’s headquarters in Wall, New Jersey, the effects of which are immaterial to the consolidated financial statements.

In July 2021, NJNG entered into 16-year lease agreements with various NJR subsidiaries for office space at the Company’s headquarters in Wall, New Jersey, the effects of which are eliminated in consolidation.

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

Changes in Internal Control over Financial Reporting

We periodically review our internal controls over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal controls over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal controls environment. There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

New Jersey Resources Corporation
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, including information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee Financial Expert, compliance with Section 16(a) of the Exchange Act and shareowner proposals, is incorporated by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of Shareowners, which will be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2021. The information regarding executive officers is included in this report as Item 1 under the caption Information About our Executive Officers and incorporated herein by reference.

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

New Jersey Resources Corporation
Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

All Financial Statements of the Registrant are filed as part of this report and included in Item 8 of Part II of this Form 10-K.

(a) 2. Financial Statement Schedules-See Index to Financial Statement Schedules in Item 8.

(a) 3. Exhibits-See Exhibit Index on page	138.

New Jersey Resources Corporation
Part IV

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II - Valuation and qualifying accounts and reserves for each of the three years in the period ended September 30, 2021	137

Schedules other than those listed above are omitted because they are either not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

New Jersey Resources Corporation
Part IV
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2021, 2020 and 2019

(Thousands)		ADDITIONS
CLASSIFICATION	BEGINNING BALANCE	CHARGED TO EXPENSE	OTHER		ENDING BALANCE
2021
Valuation allowance for deferred tax assets	$17,639	6,355	(381)		$23,613
Allowance for doubtful accounts	$7,242	18,986	(1,576)	(1)	$24,652
2020
Valuation allowance for deferred tax assets	$4,035	15,869	(2,265)		$17,639
Allowance for doubtful accounts	$6,148	2,238	(1,144)	(1)	$7,242
2019
Allowance for doubtful accounts	$5,704	2,387	(1,943)	(1)	$6,148
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

4.4(k)
Tenth Supplemental Indenture, dated as of October 1, 2021, by and between New Jersey Natural Gas Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.4
$75,000,000 Shelf Note Purchase Agreement, dated as of June 30, 2011, between New Jersey Resources Corporation and Prudential Investment Management, Inc. (“Prudential Facility”) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on July 6, 2011)

4.4(a)
First Amendment to the Prudential Facility, dated as of July 25, 2014, between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on November 12, 2014)

4.4(b)
Second Amendment to the Prudential Facility, dated as of September 28, 2015, between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on October 2, 2015)

4.5
$125,000,000 Note Purchase Agreement, dated as of February 7, 2014, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q, as filed on May 7, 2014)

4.6
Loan Agreement between New Jersey Economic Development Authority and New Jersey Natural Gas Company, dated as of August 1, 2011 (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed on November 23, 2011)

4.7
First Amendment to the Loan Agreement, dated as of August 1, 2019, NJNG and New Jersey Economic Development Authority (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed on November 22, 2019)

4.8
First Supplemental Indenture, dated as of August 1, 2019, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed on November 22, 2019)

4.9
$50,000,000 Note Purchase Agreement, dated as of February 8, 2013, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q, as filed on May 3, 2013)

4.10
$150,000,000 Note Purchase Agreement, dated as of February 12, 2015, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on February 17, 2015)

4.11
Note Purchase Agreement, dated as of March 22, 2016, among New Jersey Resources Corporation and each of the Purchasers listed in Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on March 25, 2016)

4.12
$125,000,000 Note Purchase Agreement, dated as of June 21, 2016, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 22, 2016)

4.13
$125,000,000 Note Purchase Agreement, dated as of May 11, 2018, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on May 11, 2018)

4.14
$100,000,000 Note Purchase Agreement, dated as of June 8, 2018, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 8, 2018)

4.15
Amended and Restated Indenture, dated as of April 1, 2019, between NJNG and New Jersey Economic Development Authority and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q, as filed on May 3, 2019)

4.16
Second Amendment to the Loan Agreement, dated as of April 1, 2019, NJNG and New Jersey Economic Development Authority (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q, as filed on May 3, 2019)

4.17	Amended and Restated Continuing Disclosure Undertaking, dated as of April 18, 2019 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q, as filed on May 3, 2019)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

4.18
$150,000,000 Note Purchase Agreement, dated as of July 17, 2019, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on July 17, 2019)

4.19
$185,000,000 Note Purchase Agreement, dated as of July 17, 2019, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on July 17, 2019)

4.20
Amended and Restated Continuing Disclosure Undertaking, dated as of August 22, 2019 (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed on November 22, 2019)

4.21
$260,000,000 Note Purchase Agreement, dated as of May 14, 2020, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on May 18, 2020)

4.22
$125,000,000 Note Purchase Agreement, dated as of May 14, 2020, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on May 18, 2020)

4.23
$200,000,000 Note Purchase Agreement, dated as of September 1, 2020, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on September 2, 2020)

4.24
$75,000,000 Note Purchase Agreement, dated as of September 1, 2020, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on September 2, 2020)

4.25
$100,000,000 Note Purchase Agreement, dated as of October 28, 2021, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.26
Third Amendment to the Shelf Note Purchase Agreement dated as of June 30, 2011, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.27
First Amendment to the Note Purchase Agreement dated as of March 22, 2016, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.28
First Amendment to the Note Purchase Agreement dated as of June 8, 2018, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.29
First Amendment to the Note Purchase Agreement dated as of July 17, 2019, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.30
First Amendment to the Note Purchase Agreement dated as of May 14, 2020, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.31
First Amendment to the Note Purchase Agreement dated as of September 1, 2020, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.32
$100,000,000 Note Purchase Agreement, dated as of October 28, 2021, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.33
Third Amendment to the Shelf Note Purchase Agreement dated as of June 30, 2011, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, as filed on November 3, 2021)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

4.34
First Amendment to the Note Purchase Agreement dated as of March 22, 2016, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.35
First Amendment to the Note Purchase Agreement dated as of June 8, 2018, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.36
First Amendment to the Note Purchase Agreement dated as of July 17, 2019, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.37
First Amendment to the Note Purchase Agreement dated as of May 14, 2020, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.38
First Amendment to the Note Purchase Agreement dated as of September 1, 2020, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K, as filed on November 3, 2021)

10.1*
Form of Amended and Restated Supplemental Executive Retirement Plan Agreement between the Company and Named Executive Officer (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.1(a)*
Schedule of Supplemental Executive Retirement Plan Agreements for named executive officers (incorporated by reference to Exhibit 10.1(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.2
Service Agreement for Rate Schedule SS-1 by and between NJNG and Texas Eastern Transmission Company, dated as of June 21, 1995 (incorporated by reference to Exhibit 10-5B to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996, as filed on December 30, 1996)

10.3*	Summary of 2022 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on September 9, 2021)

10.4*	Summary of 2021 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on September 11, 2020)

10.5*	Summary of 2020 Company’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on January 23, 2020)

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

10.11*	The Company’s 2017 Stock Award and Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement for the 2017 Annual Meeting as filed on December 15, 2016)

10.12*
New Jersey Resources Savings Equalization Plan (as amended and restated as of November 16, 2020) (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

10.13*
New Jersey Resources Pension Equalization Plan (as amended and restated as of November 16, 2020) (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.14*	New Jersey Resources Corporation Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q, as filed on February 6, 2009)

10.15*
New Jersey Resources Corporation Officers’ Deferred Compensation Plan (as amended and restated on November 16, 2020) (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.16*
Amended and Restated New Jersey Resources Corporation Directors’ Deferred Compensation Plan (amended and restated as of November 16, 2020) (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.17*
Form of Amended and Restated Employment Continuation Agreement between the Company and named executive officer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 18, 2019)

10.17(a)*	Schedule of Employee Continuation Agreements (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.17(b)*
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

10.20*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2019 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, as filed on February 6, 2019)

10.21*
New Jersey Resources Corporation Deferred Stock Retention Award Agreement Fiscal Year 2019 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, as filed on February 6, 2019)

10.22*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2019 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, as filed on February 6, 2019)

10.23*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2019 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, as filed on February 6, 2019)

10.24*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Based Restricted Stock Units Agreement Fiscal Year 2019 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q, as filed on February 6, 2019)

10.25*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2020 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.26*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2020 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.27*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2020 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.28*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance-Based Restricted Stock Unit Agreement Fiscal Year 2020 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

10.29*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Deferred Retention Stock Award Agreement Fiscal Year 2020 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.30*	2017 Stock Award and Incentive Plan Form of Director Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on January 23, 2020)

10.31*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on November 13, 2020)

10.32*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 13, 2020)

10.33*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 13, 2020)

10.34*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance-Based Restricted Stock Unit Agreement Fiscal Year 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on November 13, 2020)

10.35*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on November 15, 2021)

10.36*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 15, 2021)

10.37*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 15, 2021)

10.38*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance-Based Restricted Stock Unit Agreement Fiscal Year 2022 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on November 15, 2021)

10.39*	Separation Agreement, dated as of May 7, 2021, between the Company and Nancy A. Washington (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on August 5, 2021)

10.40
364-Day $250,000,000 Revolving Credit Facility, dated as of April 24, 2020 by and among New Jersey Resources Corporation and each of the Guarantors party thereto and the lenders party thereto, and PNC Bank, National Association and PNC Capital Markets LLC, SunTrust Robinson Humphrey, Inc. and TD Bank, N.A., as Joint Lead Arrangers, and Truist Bank and TB Bank, N.A., as Co- Syndication Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on April 27, 2020)

10.41
$500,000,000 Second Amended and Restated Credit Agreement, dated as of September 2, 2021, by and among New Jersey Resources Corporation, the guarantors thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Mizuho Bank, Ltd., as Syndication Agents, and U.S. Bank National Association, Bank of America, N.A., TD Bank, N.A. and The Bank of Nova Scotia, as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on September 9, 2021)

10.42
$250,000,000 Second Amended and Restated Credit Agreement dated as of September 2, 2021, by and among New Jersey Natural Gas Company, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Mizuho Bank, Ltd., as Syndication Agents, and U.S. Bank National Association, Bank of America, N.A., TD Bank, N.A., and The Bank of Nova Scotia, as Documentation Agents (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on September 9, 2021)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101+	Interactive Data File {Annual Report on Form 10-K, for the fiscal year ended September 30, 2021, furnished in iXBRL (Inline eXtensible Business Reporting Language)}

104+	Cover Page Interactive Data File included in Exhibit 101
________________________________
+    Filed herewith.
*    Denotes compensatory plans or arrangements or management contracts.
†    This certificate accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by NJR for purposes of Section 18 or any other provision of the Exchange Act.

New Jersey Resources Corporation
Part IV
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW JERSEY RESOURCES CORPORATION
(Registrant)

Date:	November 18, 2021	By:/s/ Patrick J. Migliaccio
Patrick J. Migliaccio
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

November 18, 2021	/s/ Stephen D. Westhoven	November 18, 2021	/s/ Patrick J. Migliaccio
	Stephen D. Westhoven President and Chief Executive Officer Director (Principal Executive Officer)		Patrick J. Migliaccio Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 18, 2021	/s/ Donald L. Correll	November 18, 2021	/s/ Jane M. Kenny
	Donald L. Correll Chairman		Jane M. Kenny Director

November 18, 2021	/s/ Gregory E. Aliff	November 18, 2021	/s/ Thomas C. O’Connor
	Gregory E. Aliff Director		Thomas C. O’Connor Director

November 18, 2021	/s/ James H. DeGraffenreidt, Jr.	November 18, 2021	/s/ Sharon C. Taylor
	James H. DeGraffenreidt, Jr. Director		Sharon C. Taylor Director

November 18, 2021	/s/ Robert B. Evans	November 18, 2021	/s/ David A. Trice
	Robert B. Evans Director		David A. Trice Director

November 18, 2021	/s/ M. Susan Hardwick	November 18, 2021	/s/ George R. Zoffinger
	M. Susan Hardwick Director		George R. Zoffinger Director

November 18, 2021	/s/ M. William Howard, Jr.
M. William Howard, Jr. Director