Form 10-Q
period 2021-12-31
NEW JERSEY RESOURCES CORP
filed 2022-02-03
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-08359

NEW JERSEY RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey				22-2376465
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

1415 Wyckoff Road				(732)	938‑1480
Wall	New Jersey	07719	(Registrant's telephone number, including area code)
(Address of principal executive offices)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class			Trading symbol(s)	Name of each exchange on which registered
Common Stock - $2.50 Par Value			NJR	New York Stock Exchange

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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of January 31, 2022 was 96,061,402.

New Jersey Resources Corporation

New Jersey Resources Corporation
GLOSSARY OF KEY TERMS

Adelphia Gateway	Adelphia Gateway, LLC
AFUDC	Allowance for Funds Used During Construction
AMA	Asset Management Agreement
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CIP	Conservation Incentive Program
Clean Energy Ventures	Clean Energy Ventures segment
CME	Chicago Mercantile Exchange
COVID-19	Novel coronavirus disease
CR&R	Commercial Realty & Resources Corp.
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
Dths	Dekatherms
EE	Energy Efficiency
Energy Services	Energy Services segment
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Financial margin	A non-GAAP financial measure, which represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes any accounting impact from the change in the fair value of certain derivative instruments
Fitch	Fitch Ratings Company
FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles of the United States
Home Services and Other	Home Services and Other Operations
ICE	Intercontinental Exchange
IIP	Infrastructure Investment Program
IRS	Internal Revenue Service
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
Leaf River	Leaf River Energy Center LLC
MGP	Manufactured Gas Plant
MMBtu	Million British Thermal Units
Moody's	Moody's Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
Natural Gas Distribution	Natural Gas Distribution segment
NFE	Net Financial Earnings
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey's Clean Energy Program

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	The $250 million unsecured committed credit facility expiring in September 2026
NJR Credit Facility	The $500 million unsecured committed credit facility expiring in September 2026
NJR or The Company	New Jersey Resources Corporation
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
OASDI	Old Age, Survivors and Disability Insurance tax
OCI	Other Comprehensive Income
O&M	Operation and Maintenance
OPEB	Other Postemployment Benefit Plans
PennEast	PennEast Pipeline Company, LLC
PPA	Power Purchase Agreement
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
SAFE II	Safety Acceleration and Facility Enhancement Program, Phase II
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
SREC	Solar Renewable Energy Certificate
SRL	Southern Reliability Link
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Storage and Transportation	Storage and Transportation segment
Supreme Court	Supreme Court of the United States
TETCO	Texas Eastern Transmission
The Tax Act	An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017
Third Circuit	The United States Court of Appeals for the Third Circuit
TREC	Transition Renewable Energy Certificate
Trustee	U.S. Bank National Association
U.S.	The United States of America
USF	Universal Service Fund

New Jersey Resources Corporation
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations, assumptions and beliefs presented in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” Part II, Item 1. “Legal Proceedings” and in the notes to the financial statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “anticipate,” “estimate,” “may,” “could,” “might,” “intend,” “expect,” “believe,” “will” “plan,” or “should,” or comparable terminology and are made based upon management's current expectations, assumptions and beliefs as of this date concerning future developments and their potential effect on us. There can be no assurance that future developments will be in accordance with management's expectations, assumptions or beliefs, or that the effect of future developments on us will be those anticipated by management.

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, RECs, future rate case proceedings, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2022 and thereafter include many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as well as the following:

•risks related to the impact of COVID-19, including the rise of COVID-19 mutations that have resulted in increased rates of reported cases, as well as impacts on business operations, supply chain, financial performance and condition and cash flows;
•our ability to obtain governmental and regulatory approvals, land-use rights, electric grid connection (in the case of clean energy projects) and/or financing for the construction, development and operation of our unregulated energy investments, pipeline transportation systems and NJNG and Storage and Transportation infrastructure projects, including Adelphia Gateway, in a timely manner;
•risks associated with our investments in clean energy projects, including the availability of regulatory incentives and federal tax credits, the availability of viable projects, our eligibility for ITCs, the future market for RECs and electricity prices, our ability to complete construction of the projects and operational risks related to projects in service;
•risks associated with acquisitions and the related integration of acquired assets with our current operations, including the acquisition of Adelphia Gateway;
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
•weather and economic conditions, including those changes in weather and weather patterns that could be attributable to climate change;
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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	December 31,
(Thousands, except per share data)	2021	2020
OPERATING REVENUES
Utility	$274,435	$195,729
Nonutility	401,407	258,576
Total operating revenues	675,842	454,305
OPERATING EXPENSES
Natural gas purchases:
Utility	122,269	56,145
Nonutility	278,794	173,247
Related parties	1,846	1,734
Operation and maintenance	68,984	73,636
Regulatory rider expenses	16,671	10,701
Depreciation and amortization	30,393	27,362
Total operating expenses	518,957	342,825
OPERATING INCOME	156,885	111,480
Other income, net	4,136	4,117
Interest expense, net of capitalized interest	19,477	19,786
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	141,544	95,811
Income tax provision	30,807	17,441
Equity in earnings of affiliates	575	2,675
NET INCOME	$111,312	$81,045

EARNINGS PER COMMON SHARE
Basic	$1.16	$0.84
Diluted	$1.16	$0.84
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	95,944	96,114
Diluted	96,356	96,415

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2021	2020
Net income	$111,312	$81,045
Other comprehensive income, net of tax
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(79) and $(112), respectively	264	231
Adjustment to postemployment benefit obligation, net of tax of $(233) and $(245), respectively	766	812
Other comprehensive income	$1,030	$1,043
Comprehensive income	$112,342	$82,088

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2021	2020
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
Net income	$111,312	$81,045
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) on derivative instruments	(82,191)	(37,491)
Depreciation and amortization	30,393	27,362
Amortization of acquired wholesale energy contracts	589	716
Allowance for equity used during construction	(2,494)	(4,931)
Allowance for doubtful accounts	550	3,970
Non cash lease expense	889	1,324
Deferred income taxes	14,855	17,667
Equivalent value of ITCs recognized on equipment financing	(727)	—
Manufactured gas plant remediation costs	(12,368)	(1,274)
Equity in earnings, net of distributions received from equity investees and impairments	481	(1,189)
Cost of removal - asset retirement obligations	(282)	(256)
Contributions to postemployment benefit plans	(1,942)	(1,670)
Taxes related to stock-based compensation	(166)	76
Changes in:
Components of working capital	(153,195)	(74,434)
Other noncurrent assets	(1,529)	11,806
Other noncurrent liabilities	58,418	9,002
Cash flows (used in) from operating activities	(37,407)	31,723
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(64,350)	(64,481)
Solar equipment	(25,380)	(22,335)
Storage and Transportation and other	(65,454)	(8,299)
Cost of removal	(9,114)	(14,765)
Distribution from equity investees in excess of equity in earnings	244	1,413
Investments in equity investees	—	(286)
Cash flows (used in) investing activities	(164,054)	(108,753)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from long-term debt	100,000	—
Payments of long-term debt	(1,810)	(5,203)
Proceeds from short-term debt, net	110,650	9,000
Proceeds from sale leaseback transaction - solar	3,300	12,124
Proceeds from sale leaseback transaction	17,300	—
Payments of common stock dividends	(31,841)	(31,902)
Proceeds from issuance of common stock - DRP	3,805	3,911
Tax withholding payments related to net settled stock compensation	(3,433)	(5,534)
Cash flows from (used in) financing activities	197,971	(17,604)
Change in cash, cash equivalents and restricted cash	(3,490)	(94,634)
Cash, cash equivalents and restricted cash at beginning of period	6,043	119,423
Cash, cash equivalents and restricted cash at end of period	$2,553	$24,789
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(117,010)	$(108,143)
Inventories	(48,866)	5,792
Recovery of natural gas costs	(4,505)	(10,542)
Natural gas purchases payable	(18,752)	24,146
Natural gas purchases payable - related parties	(10)	74
Deferred revenue	51,107	(819)
Accounts payable and other	(44,374)	(38,413)
Prepaid expenses	(6,951)	(5,045)
Prepaid and accrued taxes	31,205	10,568
Restricted broker margin accounts	(459)	38,986
Customers' credit balances and deposits	6,080	7,014
Other current assets	(660)	1,948
Total	$(153,195)	$(74,434)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid (received) for:
Interest (net of amounts capitalized)	$13,935	$11,298
Income taxes	$(229)	$230
Accrued capital expenditures	$57,129	$4,205

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
(Thousands)	December 31, 2021	September 30, 2021
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$3,397,776	$3,324,611
Construction work in progress	158,052	182,196
Nonutility plant and equipment, at cost	1,136,718	1,124,896
Construction work in progress	452,685	365,346
Total property, plant and equipment	5,145,231	4,997,049
Accumulated depreciation and amortization, utility plant	(622,934)	(611,827)
Accumulated depreciation and amortization, nonutility plant and equipment	(179,194)	(171,709)
Property, plant and equipment, net	4,343,103	4,213,513
CURRENT ASSETS
Cash and cash equivalents	1,259	4,749
Customer accounts receivable
Billed	266,815	212,838
Unbilled revenues	72,949	10,351
Allowance for doubtful accounts	(24,767)	(24,652)
Regulatory assets	38,653	30,118
Natural gas in storage, at average cost	242,692	193,606
Materials and supplies, at average cost	19,341	19,561
Prepaid expenses	15,117	8,166
Prepaid and accrued taxes	23,246	51,211
Derivatives, at fair value	39,783	35,251
Restricted broker margin accounts	42,716	72,840
Other current assets	22,518	20,235
Total current assets	760,322	634,274
NONCURRENT ASSETS
Investments in equity method investees	114,249	114,529
Regulatory assets	528,074	522,099
Operating lease assets	173,617	173,928
Derivatives, at fair value	1,978	3,403
Intangible assets, net	4,337	5,029
Software costs	5,464	5,582
Other noncurrent assets	50,013	49,921
Total noncurrent assets	877,732	874,491
Total assets	$5,981,157	$5,722,278

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CAPITALIZATION AND LIABILITIES

	(Unaudited)
(Thousands, except share data)	December 31, 2021	September 30, 2021
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding December 31, 2021 — 95,961,710; September 30, 2021 — 95,709,662	$241,274	$240,644
Premium on common stock	513,134	502,584
Accumulated other comprehensive loss, net of tax	(33,498)	(34,528)
Treasury stock at cost and other; shares December 31, 2021 — 762,344; September 30, 2021 — 762,313	(15,067)	(12,448)
Retained earnings	1,011,135	934,610
Common stock equity	1,716,978	1,630,862
Long-term debt	2,274,176	2,162,164
Total capitalization	3,991,154	3,793,026
CURRENT LIABILITIES
Current maturities of long-term debt	74,461	72,840
Short-term debt	487,950	377,300
Natural gas purchases payable	149,945	168,697
Natural gas purchases payable to related parties	851	861
Deferred revenue	52,852	1,745
Accounts payable and other	168,197	223,497
Dividends payable	34,786	34,768
Accrued taxes	6,596	3,356
Regulatory liabilities	18,999	28,007
New Jersey Clean Energy Program	14,416	16,308
Derivatives, at fair value	30,049	87,145
Operating lease liabilities	4,531	4,300
Restricted broker margin accounts	15,475	—
Customers' credit balances and deposits	38,666	32,586
Total current liabilities	1,097,774	1,051,410
NONCURRENT LIABILITIES
Deferred income taxes	178,654	163,530
Deferred investment tax credits	2,930	3,010
Deferred revenue	14,621	847
Derivatives, at fair value	15,261	13,497
Manufactured gas plant remediation	126,872	135,012
Postemployment employee benefit liability	167,335	169,267
Regulatory liabilities	190,714	193,051
Operating lease liabilities	141,356	141,363
Asset retirement obligation	46,541	46,306
Other noncurrent liabilities	7,945	11,959
Total noncurrent liabilities	892,229	877,842
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$5,981,157	$5,722,278

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2021	95,710	$240,644	$502,584	$(34,528)	$(12,448)	$934,610	$1,630,862
Net income	—	—	—	—	—	111,312	111,312
Other comprehensive income	—	—	—	1,030	—	—	1,030
Common stock issued:
Incentive compensation plan	147	367	7,135	—	—	—	7,502
Dividend reinvestment plan	105	263	3,415	—	—	—	3,678
Cash dividend declared ($.3625 per share)	—	—	—	—	—	(34,787)	(34,787)
Treasury stock and other	—	—	—	—	(2,619)	—	(2,619)
Balance at December 31, 2021	95,962	$241,274	$513,134	$(33,498)	$(15,067)	$1,011,135	$1,716,978

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2020	95,949	$240,243	$491,982	$(44,315)	$8,485	$947,501	$1,643,896
Net income	—	—	—	—	—	81,045	81,045
Other comprehensive income	—	—	—	1,043	—	—	1,043
Common stock issued:
Incentive compensation plan	50	124	5,410	—	—	—	5,534
Dividend reinvestment plan (1)	140	—	(4,502)	—	5,593	—	1,091
Cash dividend declared ($.3325 per share)	—	—	—	—	—	(31,966)	(31,966)
Treasury stock and other	—	—	—	—	(2,429)	—	(2,429)
Balance at December 31, 2020	96,139	$240,367	$492,890	$(43,272)	$11,649	$996,580	$1,698,214
(1)Shares sold through the DRP issued from treasury stock at average cost, which may differ from the actual market price paid.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

The Company provides regulated natural gas distribution services, transmission and storage services and operates certain unregulated businesses primarily through the following:

NJNG provides natural gas utility service to approximately 566,600 customers throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

NJRCEV, the Company's clean energy subsidiary, comprises the Clean Energy Ventures segment and invests in, owns and operates clean energy projects, including commercial and residential solar installations located in New Jersey, Connecticut, Rhode Island and New York.

NJRES comprises the Energy Services segment. Energy Services maintains and transacts around a portfolio of natural gas transportation and storage capacity contracts and provides physical wholesale energy, retail energy and energy management services in the U.S. and Canada.

NJR Midstream Holdings Corporation, which comprises the Storage and Transportation segment, invests in energy-related ventures through its subsidiaries. The Company operates natural gas storage and transmission assets through the wholly-owned subsidiaries of Leaf River and Adelphia Gateway, and is subject to rate regulation by FERC. The Company holds a 50 percent combined ownership interest in Steckman Ridge, located in Pennsylvania and 20 percent ownership interest in PennEast, which are accounted for under the equity method of accounting.

NJR Retail Holdings Corporation has two principal subsidiaries, NJRHS, which provides heating, central air conditioning, standby generators, solar and other indoor and outdoor comfort products to residential homes throughout New Jersey, and CR&R, which owns commercial real estate. NJRHS and CR&R are included in Home Services and Other operations.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company in accordance with the rules and regulations of the SEC and GAAP. The September 30, 2021 Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2021 Annual Report on Form 10-K.

The Unaudited Condensed Consolidated Financial Statements include the accounts of NJR and its subsidiaries. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the results of the interim periods presented. These adjustments are of a normal and recurring nature. Because of the seasonal nature of the Company's utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ending September 30, 2022. Intercompany transactions and accounts have been eliminated.

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

The Company continues to closely monitor developments related to the COVID-19 pandemic and has, when appropriate, taken steps to ensure business continuity in the safe operation of its business. These steps include working from home for office-based employees, limiting direct contact with customers and suspending late payment fees for utility customers. While the Company and many businesses are beginning to return to normal operating practices, this remains an evolving situation. The timing for recovery of businesses and local economies, resurgences or mutations of the virus, and any potential future shutdowns remains unknown. Both the Company and NJNG continue to have sufficient liquidity to meet their current obligations and business operations remain fundamentally unchanged at this time. The Company will continue to monitor developments affecting its employees, customers, and operations and take additional steps to address the COVID-19 pandemic and its impacts, as necessary. The Company considered the impacts of COVID-19 on the assumptions and estimates used and determined that there have been no material adverse impacts on the Company’s results of operations as of December 31, 2021.

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

During December 2020, Energy Services entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts, which commenced on November 1, 2021. The AMAs include a series of temporary and permanent releases and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. During the three months ended December 31, 2021, Energy Services recognized $22.1 million of operating revenue on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $64.7 million are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and temporary investments with maturities of three months or less, and excludes restricted cash related to irrevocable letters of credit at Leaf River and escrow balances for utility plant projects at NJNG, which are recorded in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	December 31, 2021	September 30, 2021	December 31, 2020
Balance Sheet
Cash and cash equivalents	$1,259	$4,749	$22,358
Restricted cash in other noncurrent assets	$1,294	$1,294	$2,431
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$2,553	$6,043	$24,789

Allowance for Doubtful Accounts

The Company segregates financial assets, primarily trade receivables and unbilled revenues due in one year or less, into portfolio segments based on shared risk characteristics, such as geographical location and regulatory environment, for evaluation of expected credit losses. Historical and current information, such as average write-offs, are applied to each portfolio segment to estimate the allowance for losses on uncollectible receivables. Additionally, the allowance for losses on uncollectible receivables is adjusted for reasonable and supportable forecasts of future economic conditions, which can include changing weather, commodity prices, regulations, and macroeconomic factors, such as unemployment rates among others, including the estimated impact of the ongoing pandemic on the outstanding balances.

In December 2021, the Company deferred a portion of costs incurred related to bad debt for NJNG associated with customer accounts receivable as a regulatory asset resulting from the impacts of the ongoing COVID-19 pandemic. See Note 4. Regulation for additional information.

Loans Receivable

NJNG currently provides loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Unaudited Condensed Consolidated Balance Sheets. The Company has $14.1 million and $14.2 million recorded in other current assets and $32.6 million and $32.3 million in other noncurrent assets as of December 31, 2021 and September 30, 2021, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans. The Company regularly evaluates the credit quality and collection profile of its customers. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of December 31, 2021 and September 30, 2021, the Company has not recorded any impairments for SAVEGREEN loans.
Natural Gas in Storage

The following table summarizes natural gas in storage, at average cost by segment as of:

	December 31, 2021		September 30, 2021
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
Natural Gas Distribution	$110,673	22.7	$115,824	27.6
Energy Services	132,019	28.9	77,782	18.8
Total	$242,692	51.6	$193,606	46.4

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

The following tables present the software costs included in the Unaudited Condensed Consolidated Financial Statements:

(Thousands)	December 31, 2021	September 30, 2021
Balance Sheets
Utility plant, at cost	$16,777	$16,543
Construction work in progress	$11,725	$7,801
Nonutility plant and equipment, at cost	$341	$338
Construction work in progress	$1	$8
Accumulated depreciation and amortization, utility plant	$(1,644)	$(1,333)
Accumulated depreciation and amortization, nonutility plant and equipment	$(16)	$(29)
Software costs	$5,464	$5,582

	Three Months Ended
	December 31,
Statements of Operations	2021	2020
Operation and maintenance (1)	$2,523	$1,924
Depreciation and amortization	$299	$253
(1)During the three months ended December 31, 2021 and 2020, approximately $113,000 and $77,000, respectively, was amortized from software costs into O&M.

Sale Leasebacks

NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to renew the lease or repurchase the asset at the end of the term. Proceeds from sale leaseback transactions are accounted for as financing arrangements and are included in long-term debt on the Unaudited Condensed Consolidated Balance Sheets. NJNG received $17.3 million during the three months ended December 31, 2021, in connection with the sale leaseback of its natural gas meters. There were no natural gas meter sale leasebacks recorded during the three months ended December 31, 2020.

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

During the three months ended December 31, 2021 and 2020, Clean Energy Ventures received proceeds of $3.3 million and $12.1 million, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive (Loss) Income

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of related tax effects during the three months ended December 31, 2021 and 2020:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance at September 30, 2021	$(9,376)	$(25,152)		$(34,528)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(79), $(233), $(312), respectively	264	766	(1)	1,030
Balance at December 31, 2021	$(9,112)	$(24,386)		$(33,498)

Balance at September 30, 2020	$(10,397)	$(33,918)		$(44,315)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(112), $(245) and $(357)	231	812	(1)	1,043
Balance at December 31, 2020	$(10,166)	$(33,106)		$(43,272)
(1)Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

Reclassification

Certain prior period amounts related to deferred revenue within current liabilities on the Unaudited Condensed Consolidated Balance Sheets and Unaudited Consolidated Condensed Statements of Cash Flows have been reclassified to conform to the current period presentation.
Recently Adopted Updates to the Accounting Standards Codification

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, an amendment to ASC 740, Income Taxes, which simplifies the accounting for income taxes and changes the accounting for certain income tax transactions, among other minor improvements. The Company adopted this guidance on October 1, 2021, and applied it on a prospective basis. The amendments in this update were either not applicable, currently applied, or did not have a material impact on the Company's financial position, results of operations, cash flows or disclosures.

Investments - Equity Securities, Investments - Equity Method and Joint Ventures and Derivatives and Hedging

In January 2020, the FASB issued ASU No. 2020-01, an amendment to ASC 321, Investments - Equity Securities, ASC 323, Investments - Equity Method and Joint Ventures, and ASC 815, Derivatives and Hedging, which clarifies the interactions between the three ASU topics. The update requires an entity to evaluate observable transactions that necessitate applying or discontinuing the equity method of accounting when applying the measurement alternative in Topic 321. This evaluation occurs prior to applying or upon ceasing the equity method. The update also states that when applying paragraph 815-10-15-141(a) for

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
forward contracts and purchased options, an entity is not required to assess whether the underlying securities will be accounted for under the equity method in accordance with Topic 323 or fair value method under Topic 825 upon settlement or exercise. The Company adopted this guidance on October 1, 2021, and applied it on a prospective basis. There was no material impact on the Company's financial position, results of operations, cash flows or disclosures.

Other

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which clarifies application of various provisions in the ASC by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. It also improves the consistency by amending the ASC to include all disclosure guidance in the appropriate section. The Company adopted this guidance on October 1, 2021, and applied it on a prospective basis. There was no material impact on the Company's financial position, results of operations, cash flows or disclosures.

Other Recent Updates to the Accounting Standards Codification

Debt and Other

In August 2020, the FASB issued ASU No. 2020-06, an amendment to ASC 470, Debt, and ASC 815, Derivatives and Hedging, which changes the accounting for convertible instruments by reducing the number of acceptable accounting models to three models including, the embedded derivative, substantial premium, and traditional no proceeds allocated models. The guidance is effective for the Company beginning October 1, 2022, and the Company can elect to apply it on either a modified or a full retrospective basis. The Company does not currently have convertible debt instruments and thus does not expect the amendments to have an impact on its financial position, results of operations, cash flows and disclosures upon adoption.

In May 2021, the FASB issued ASU No. 2021-04, an amendment to ASC 470, Debt, ASC 260, Earnings per Share, ASC 718, Stock Compensation, and ASC 815, Derivatives and Hedging. The update impacts equity-classified written call options that remain equity-classified after a modification or exchange. The guidance is effective for the Company beginning October 1, 2022, and will be applied on a prospective basis. The Company does not currently have equity-classified written call options and thus does not expect the amendments to have an impact on its financial position, results of operations, cash flows and disclosures upon adoption.

Leases

In July 2021, the FASB issued ASU No. 2021-05, an amendment to ASC 842, Leases, which requires a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if another classification, including sales-type or direct financing would trigger a loss at the lease commencement date. The guidance is effective for the Company beginning October 1, 2022, and the Company can elect to apply it either on a retrospective basis to leases that have commenced or have been modified under ASC 842 or on a prospective basis. The Company is currently evaluating the amendments to understand the impact on its financial position, results of operations, cash flows and disclosures upon adoption.

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08, an amendment to ASC 805, Business Combinations, which requires that an acquirer recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The guidance is effective for the Company beginning October 1, 2023, and will be applied on a prospective basis to new acquisitions following the date of adoption. The Company is currently evaluating the amendments to understand the impact on its financial position, results of operations, cash flows and disclosures upon adoption.

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

Revenue is recognized based upon the underlying natural gas quantities physically delivered and the customer obtaining control. Energy Services invoices customers in line with the terms of the contract and based on the services provided. Payment is due upon receipt of the invoice. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed upon term.

Storage and Transportation	Natural gas services
The performance obligation of the Storage and Transportation segment is to provide the customer with storage and transportation services. The Storage and Transportation segment generates revenues from firm storage contracts and transportation contracts, injection and withdrawal at the storage facility and the delivery of natural gas to customers. Revenue is recognized over time as customers receive the benefits of its service as it is performed on their behalf using an output method based on actual deliveries.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognized at a Point in Time:
Energy Services	Natural gas services
For a permanent release of pipeline capacity, the performance obligation of NJRES is the release of the pipeline capacity associated with certain natural gas transportation contracts and the transfer of the underlying contractual rights to the counterparty.

Revenue is recognized upon the transfer of the underlying contractual rights.

Storage and Transportation	Natural gas services
The performance obligation of the Storage and Transportation segment is to provide the customer with storage and transportation services. The Storage and Transportation segment generates revenues from usage fees and hub services for the use of storage space, injection and withdrawal from the storage facility. Hub services include park and loan transactions and wheeling.

Usage fees and hub services revenues are recognized as services are performed.

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

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the three months ended December 31, 2021 and 2020, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures		Energy Services	Storage and Transportation	Home Services and Other	Total
2021
Natural gas utility sales (1)	$223,796	—		—	—	—	$223,796
Natural gas services	—	—		27,879	12,143	—	40,022
Service contracts	—	—		—	—	8,467	8,467
Installations and maintenance	—	—		—	—	5,484	5,484
Renewable energy certificates	—	846		—	—	—	846
Electricity sales	—	6,470		—	—	—	6,470
Eliminations (2	(337)	—		—	(559)	(99)	(995)
Revenues from contracts with customers	223,459	7,316		27,879	11,584	13,852	284,090
Alternative revenue programs (3)	10,654	—		—	—	—	10,654
Derivative instruments	40,322	2,867	(4)	341,365	—	—	384,554
Eliminations (2)	—	—		(3,456)	—	—	(3,456)
Revenues out of scope	50,976	2,867		337,909	—	—	391,752
Total operating revenues	$274,435	10,183		365,788	11,584	13,852	$675,842
2020
Natural gas utility sales	$189,364	—		—	—	—	$189,364
Natural gas services	—	—		6,428	13,104	—	19,532
Service contracts	—	—		—	—	8,259	8,259
Installations and maintenance	—	—		—	—	4,318	4,318
Renewable energy certificates	—	690		—	—	—	690
Electricity sales	—	4,388		—	—	—	4,388
Eliminations (1)	—	—		—	(657)	(167)	(824)
Revenues from contracts with customers	189,364	5,078		6,428	12,447	12,410	225,727
Alternative revenue programs (3)	1,568	—		—	—	—	1,568
Derivative instruments	4,797	1,292	(4)	223,049	—	—	229,138
Eliminations (2)	—	—		(2,128)	—	—	(2,128)
Revenues out of scope	6,365	1,292		220,921	—	—	228,578
Total operating revenues	$195,729	6,370		227,349	12,447	12,410	$454,305
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the three months ended December 31, 2021 and 2020, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
2021
Residential	$151,308	2,972	—	—	13,775	$168,055
Commercial and industrial	47,184	4,344	27,879	11,584	77	91,068
Firm transportation	22,675	—	—	—	—	22,675
Interruptible and off-tariff	2,292	—	—	—	—	2,292
Revenues out of scope	50,976	2,867	337,909	—	—	391,752
Total operating revenues	$274,435	10,183	365,788	11,584	13,852	$675,842
2020
Residential	$137,224	2,722	—	—	12,204	$152,150
Commercial and industrial	29,229	2,356	6,428	12,447	206	50,666
Firm transportation	21,104	—	—	—	—	21,104
Interruptible and off-tariff	1,807	—	—	—	—	1,807
Revenues out of scope	6,365	1,292	220,921	—	—	228,578
Total operating revenues	$195,729	6,370	227,349	12,447	12,410	$454,305

Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the three months ended December 31, 2021 and 2020, are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of September 30, 2021	$212,838	$10,351	$32,586
Increase	53,977	62,598	6,080
Balance as of December 31, 2021	$266,815	$72,949	$38,666
Balance as of September 30, 2020	$134,173	$9,226	$25,934
Increase	63,468	44,568	7,014
Balance as of December 31, 2020	$197,641	$53,794	$32,948

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2021 and September 30, 2021:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
December 31, 2021
Customer accounts receivable
Billed	$102,890	4,608	153,014	4,339	1,964	$266,815
Unbilled	71,542	1,407	—	—	—	72,949
Customers' credit balances and deposits	(38,666)	—	—	—	—	(38,666)
Total	$135,766	6,015	153,014	4,339	1,964	$301,098
September 30, 2021
Customer accounts receivable
Billed	$54,514	5,534	147,087	3,956	1,747	$212,838
Unbilled	8,427	1,924	—	—	—	10,351
Customers' credit balances and deposits	(32,586)	—	—	—	—	(32,586)
Total	$30,355	7,458	147,087	3,956	1,747	$190,603

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

NJNG's recovery of costs is facilitated through its base rates, BGSS and other regulatory tariff riders. NJNG is required to make filings to the BPU for review of its BGSS, CIP and other programs and related rates. Annual rate changes are typically requested to be effective at the beginning of the following fiscal year. The current base rates include a weighted average cost of capital of 6.84 percent and a return on common equity of 9.6 percent. All rate and program changes are subject to proper notification and BPU review and approval. In addition, NJNG is permitted to implement certain BGSS rate changes on a provisional basis with proper notification to the BPU.

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for NJNG are comprised of the following:

(Thousands)	December 31, 2021	September 30, 2021
Regulatory assets-current
New Jersey Clean Energy Program	$14,416	$16,308
Conservation Incentive Program	22,493	11,839
Other current regulatory assets	1,371	1,554
Total current regulatory assets	$38,280	$29,701
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$64,662	$58,483
Liability for future expenditures	126,881	135,012
Deferred income taxes	39,613	39,694
SAVEGREEN	37,342	32,941
Postemployment and other benefit costs	114,515	117,194
Deferred storm damage costs	3,800	4,343
Cost of removal	99,160	99,238
Other noncurrent regulatory assets	38,685	32,695
Total noncurrent regulatory assets	$524,658	$519,600
Regulatory liability-current
Overrecovered natural gas costs	$11,659	$5,510
Derivatives at fair value, net	7,340	22,497
Total current regulatory liabilities	$18,999	$28,007
Regulatory liabilities-noncurrent
Tax Act impact (1)	$189,131	$190,386
Derivatives at fair value, net	—	1,166
Other noncurrent regulatory liabilities	688	336
Total noncurrent regulatory liabilities	$189,819	$191,888
(1)Reflects the re-measurement and subsequent amortization of NJNG's net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act.

At December 31, 2021, other noncurrent regulatory assets include deferred pandemic costs of $10.7 million primarily related to a portion of bad debt associated with customer accounts receivable resulting from the impacts of the ongoing COVID-19 pandemic. These costs are eligible for future regulatory recovery.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for Adelphia Gateway are comprised of the following:

(Thousands)	December 31, 2021	September 30, 2021
Total current regulatory assets	$373	$417
Total noncurrent regulatory assets	$3,416	$2,499
Total noncurrent regulatory liabilities	$895	$1,163

The assets are comprised primarily of the tax benefit associated with the equity component of AFUDC and the liability consists primarily of scheduling penalties. Recovery of regulatory assets is subject to FERC approval.

Regulatory filings and/or actions that occurred during the current fiscal year include the following:

•On November 17, 2021, the BPU issued an order adopting a stipulation of settlement approving a $79.0 million increase to base rates, effective December 1, 2021. In addition, the order also included approval for the final increase for the NJ RISE/SAFE II programs, which totaled $269,000. The increase includes an overall rate of return on rate base of 6.84 percent, return on common equity of 9.6 percent, a common equity ratio of 54.0 percent and a depreciation rate of 2.78 percent.

•On November 17, 2021, the BPU approved a $2.9 million increase to the annual revenues credited to BGSS, a $13.0 million annual increase related to its balancing charge, as well as changes to CIP rates, which will result in a $6.3 million decrease to the annual recovery, effective December 1, 2021.

•On November 19, 2021, NJNG submitted notification of its intent to self-implement an increase to its BGSS rate which will result in an approximately $24.2 million increase to annual revenues credited to BGSS, effective December 1, 2021.

•On January 26, 2022, the BPU approved a stipulation to resolve the current EE annual cost recovery filing, which will increase annual recoveries by $2.2 million, effective February 1, 2022.
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

Fair Value of Derivatives

The following table presents the fair value of the Company's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Derivatives at Fair Value
		December 31, 2021		September 30, 2021
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$234	$4	$36	$16
Financial commodity contracts	Derivatives - current	5,032	240	2,046	13
Energy Services:
Physical commodity contracts	Derivatives - current	2,285	18,592	2,818	24,592
	Derivatives - noncurrent	135	15,261	333	13,237
Financial commodity contracts	Derivatives - current	32,164	11,209	30,226	62,521
	Derivatives - noncurrent	1,843	—	3,068	260
Foreign currency contracts	Derivatives - current	68	4	125	3
	Derivatives - noncurrent	—	—	2	—
Total fair value of derivatives		$41,761	$45,310	$38,654	$100,642

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

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of December 31, 2021:
Derivative assets:
Energy Services
Physical commodity contracts	$2,420	$(908)	$(200)	$1,312
Financial commodity contracts	34,007	(9,247)	—	24,760
Foreign currency contracts	68	(4)	—	64
Total Energy Services	$36,495	$(10,159)	$(200)	$26,136
Natural Gas Distribution
Physical commodity contracts	$234	$—	$—	$234
Financial commodity contracts	5,032	(240)	—	4,792
Total Natural Gas Distribution	$5,266	$(240)	$—	$5,026
Derivative liabilities:
Energy Services
Physical commodity contracts	$33,853	$(908)	$—	$32,945
Financial commodity contracts	11,209	(9,247)	—	1,962
Foreign currency contracts	4	(4)	—	—
Total Energy Services	$45,066	$(10,159)	$—	$34,907
Natural Gas Distribution
Physical commodity contracts	$4	$—	$—	$4
Financial commodity contracts	240	(240)	—	—
Total Natural Gas Distribution	$244	$(240)	$—	$4
As of September 30, 2021:
Derivative assets:
Energy Services
Physical commodity contracts	$3,151	$(894)	$(700)	$1,557
Financial commodity contracts	33,294	(33,294)	20,532	20,532
Foreign currency contracts	127	(3)		124
Total Energy Services	$36,572	$(34,191)	$19,832	$22,213
Natural Gas Distribution
Physical commodity contracts	$36	$(8)	$—	$28
Financial commodity contracts	2,046	(13)	—	2,033
Total Natural Gas Distribution	$2,082	$(21)	$—	$2,061
Derivative liabilities:
Energy Services
Physical commodity contracts	$37,829	$(894)	$—	$36,935
Financial commodity contracts	62,781	(33,294)	—	29,487
Foreign currency contracts	3	(3)	—	—
Total Energy Services	$100,613	$(34,191)	$—	$66,422
Natural Gas Distribution
Physical commodity contracts	$16	$(8)	$—	$8
Financial commodity contracts	13	(13)	—	—
Total Natural Gas Distribution	$29	$(21)	$—	$8
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

The following table presents the effect of derivative instruments recognized on the Unaudited Condensed Consolidated Statements of Operations for the periods set forth below:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended
		December 31,
Derivatives not designated as hedging instruments:		2021	2020
Energy Services:
Physical commodity contracts	Operating revenues	$150	$5,252
Physical commodity contracts	Natural gas purchases	1,505	(5,054)
Financial commodity contracts	Natural gas purchases	61,189	47,755
Foreign currency contracts	Natural gas purchases	—	200
Total unrealized and realized loss		$62,844	$48,153

NJNG’s derivative contracts are part of the Company's risk management activities that relate to its natural gas purchases and BGSS incentive programs. At settlement, the resulting gains and/or losses are payable to or recoverable from utility customers and are deferred in regulatory assets or liabilities resulting in no impact to earnings. The following table reflects the gains (losses) associated with NJNG's derivative instruments for the periods set forth below:

	Three Months Ended
	December 31,
(Thousands)	2021	2020
Natural Gas Distribution:
Physical commodity contracts	$1,696	$342
Financial commodity contracts	(14,647)	(4,272)
Total unrealized and realized (loss)	$(12,951)	$(3,930)

During fiscal 2020, NJR entered into treasury lock transactions to fix the benchmark treasury rate associated with debt issuances that were finalized in 2020. NJR designates its treasury lock contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to interest expense on the Consolidated Statements of Operations. During both the three months ended December 31, 2021 and 2020, $343,000 of pre-tax loss was reclassified from OCI into income.

NJNG and Energy Services had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
	Transaction Type	December 31, 2021	September 30, 2021
Natural Gas Distribution	Futures	24.0	22.2
	Physical Commodity	1.5	7.6
Energy Services	Futures	(22.0)	(13.4)
	Swaps	(0.2)	(0.3)
	Physical Commodity	(4.9)	0.6

Not included in the above table are Energy Services' net notional amount of foreign currency transactions of approximately $63,000 as of December 31, 2021 and $(123,000) as of September 30, 2021, respectively, and 1.4 million SRECs that were open as of both December 31, 2021 and September 30, 2021.

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

(Thousands)	Balance Sheet Location	December 31, 2021	September 30, 2021
Natural Gas Distribution	Restricted broker margin accounts-current assets	$5,358	$2,790
Energy Services	Restricted broker margin accounts-current assets	$37,358	$70,050
	Restricted broker margin accounts-current liabilities	$(15,475)	$—

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of December 31, 2021. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$185,828
Noninvestment grade	11,016
Internally rated investment grade	23,742
Internally rated noninvestment grade	30,016
Total	$250,602

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. There were no derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required as of December 31, 2021 and 2020. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities, excluding finance leases, debt issuance costs and solar asset financing obligations, is as follows:

(Thousands)	December 31, 2021	September 30, 2021
Carrying value (1) (2) (3)	$2,202,845	$2,102,845
Fair market value	$2,373,791	$2,288,544
(1)Excludes finance leases of $35.1 million and $20.1 million as of December 31, 2021 and September 30, 2021, respectively.
(2)Excludes NJNG's debt issuance costs of $10.3 million and $9.1 million as of December 31, 2021 and September 30, 2021, respectively.
(3)Excludes NJR's debt issuance costs of $3.7 million and $3.3 million as of December 31, 2021 and September 30, 2021, respectively.

Clean Energy Ventures enters into transactions to sell certain commercial solar assets and lease the assets back for a term specified in the lease. These transactions are considered financing obligations for accounting purposes and are recorded within long-term debt on the Unaudited Condensed Consolidated Balance Sheets. The estimated fair value of solar asset financing obligations as of December 31, 2021 and September 30, 2021 was $131.5 million and $132.5 million, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of December 31, 2021, the Company discloses its debt within Level 2 of the fair value hierarchy.

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

Level 1Unadjusted quoted prices for identical assets or liabilities in active markets. The Company's Level 1 assets and liabilities include exchange traded natural gas futures and options contracts, listed equities and money market funds. Exchange traded futures and options contracts include all energy contracts traded on the NYMEX, CME and ICE that the Company refers to internally as basis swaps, fixed swaps, futures and financial options that are cleared through a FCM.

Level 2Other significant observable inputs such as interest rates or price data, including both commodity and basis pricing that is observed either directly or indirectly from publications or pricing services. The Company's Level 2 assets and liabilities include over-the-counter physical forward commodity contracts and swap contracts, SREC forward sales or derivatives that are initially valued using observable quotes and are subsequently adjusted to include time value, credit risk or estimated transport pricing components for which no basis price is available. Level 2 financial

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
derivatives consist of transactions with non-FCM counterparties (basis swaps, fixed swaps and/or options). Inputs are verifiable and do not require significant management judgment. For some physical commodity contracts the Company utilizes transportation tariff rates that are publicly available and that it considers to be observable inputs that are equivalent to market data received from an independent source. There are no significant judgments or adjustments applied to the transportation tariff inputs and no market perspective is required. Even if the transportation tariff input were considered to be a “model,” it would still be considered to be a Level 2 input as the data is:

•widely accepted and public;
•non-proprietary and sourced from an independent third party; and
•observable and published.

These additional adjustments are generally not considered to be significant to the ultimate recognized values.

Level 3Inputs derived from a significant amount of unobservable market data. These include the Company's best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2021:
Assets:
Physical commodity contracts	$—	$2,654	$—	$2,654
Financial commodity contracts	39,039	—	—	39,039
Financial commodity contracts - foreign exchange	—	68	—	68
Money market funds	41	—	—	41
Other	2,085	—	—	2,085
Total assets at fair value	$41,165	$2,722	$—	$43,887
Liabilities:
Physical commodity contracts	$—	$33,857	$—	$33,857
Financial commodity contracts	11,278	171	—	11,449
Financial commodity contracts - foreign exchange	—	4	—	4
Total liabilities at fair value	$11,278	$34,032	$—	$45,310

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2021:
Assets:
Physical commodity contracts	$—	$3,187	$—	$3,187
Financial commodity contracts	35,340	—	—	35,340
Financial commodity contracts - foreign exchange	—	127	—	127
Money market funds	41	—	—	41
Other	1,815	—	—	1,815
Total assets at fair value	$37,196	$3,314	$—	$40,510
Liabilities:
Physical commodity contracts	$—	$37,845	$—	$37,845
Financial commodity contracts	62,188	606	—	62,794
Financial commodity contracts - foreign exchange	—	3	—	3
Total liabilities at fair value	$62,188	$38,454	$—	$100,642

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INVESTMENTS IN EQUITY INVESTEES

The Company's investments in equity method investees include the following as of:

(Thousands)	December 31, 2021	September 30, 2021
Steckman Ridge (1)	$108,770	$109,050
PennEast	5,479	5,479
Total	$114,249	$114,529
(1)Includes loans with a total outstanding principal balance of $70.4 million for both December 31, 2021 and September 30, 2021, which accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

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

During the third quarter of fiscal 2021, the PennEast partnership determined that this project is no longer supported, and all further development has ceased. The Company recognized an other-than-temporary impairment charge of $92.0 million, or approximately $74.5 million, net of income taxes, which represents the best estimate of the salvage value of the remaining assets of the project. Other-than-temporary impairments are recorded in equity in earnings (losses) of affiliates in the Unaudited Condensed Consolidated Statements of Operations.

On December 16, 2021, the FERC dismissed PennEast’s pending applications. The order vacates the certificate authorization for the PennEast pipeline project in light of PennEast’s response to FERC staff’s November 23, 2021 request for a status update, in which PennEast informed the Commission it is no longer developing the project.

8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended
	December 31,
(Thousands, except per share amounts)	2021	2020
Net income, as reported	$111,312	$81,045
Basic earnings per share
Weighted average shares of common stock outstanding-basic	95,944	96,114
Basic earnings per common share	$1.16	$0.84
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	95,944	96,114
Incremental shares (1)	412	301
Weighted average shares of common stock outstanding-diluted	96,356	96,415
Diluted earnings per common share (2)(3)	$1.16	$0.84
(1)Incremental shares consist primarily of unvested stock awards and performance shares.
(2)There were anti-dilutive shares of 32,317 excluded from the calculation of diluted earnings per share related to an equity forward sale agreement during the three months ended December 31, 2020.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

Credit Facilities

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	December 31, 2021	September 30, 2021	Expiration Dates
NJR
Bank revolving credit facilities (1)	$500,000	$500,000	September 2026
Notes outstanding at end of period	$310,550	$219,100
Weighted average interest rate at end of period	1.13%	1.05%
Amount available at end of period (2)	$169,862	$270,312
NJNG
Bank revolving credit facilities (3)	$250,000	$250,000	September 2026
Commercial paper and notes outstanding at end of period	$177,400	$158,200
Weighted average interest rate at end of period	0.55%	0.17%
Amount available at end of period (4)	$71,869	$91,069
(1)Committed credit facilities, which require commitment fees of 0.10 percent on the unused amounts.
(2)Letters of credit outstanding total $19.6 million at December 31, 2021 and $10.6 million at September 30, 2021, which reduces the amount available by the same amount.
(3)Committed credit facilities, which require commitment fees of 0.075 percent on the unused amounts.
(4)Letters of credit outstanding total $731,000 at both December 31, 2021 and September 30, 2021, which reduces the amount available by the same amount.

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

NJNG received $17.3 million during the three months ended December 31, 2021, in connection with the sale leaseback of its natural gas meters. NJNG records a financing lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. During the three months ended December 31, 2021, NJNG exercised an early purchase option with respect to meter leases by making a final principal payment of $1.1 million. NJNG continues to evaluate this sale leaseback program based on current market conditions. Natural gas meters are excepted from the lien on NJNG property under the Mortgage Indenture. There were no natural gas meter sale leasebacks recorded during the three months ended December 31, 2020.

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are treated as financing obligations for accounting purposes, and are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Clean Energy Ventures

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the three months ended December 31, 2021 and 2020, Clean Energy Ventures received proceeds of $3.3 million and $12.1 million, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension		OPEB
	Three Months Ended		Three Months Ended
	December 31,		December 31,
(Thousands)	2021	2020	2021	2020
Service cost	$2,073	$2,182	$1,076	$1,211
Interest cost	2,408	2,278	1,589	1,518
Expected return on plan assets	(5,319)	(5,224)	(1,894)	(1,683)
Recognized actuarial loss	2,186	2,862	1,421	1,977
Prior service cost (credit) amortization	25	25	(36)	(45)
Net periodic benefit cost	$1,373	$2,123	$2,156	$2,978

The Company does not expect to be required to make additional contributions to fund the pension plans during fiscal 2022 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the three months ended December 31, 2021 and 2020.
There are no federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU and estimates that it will contribute between $5 million and $10 million over each of the next five years. Additional contributions may be required based on market conditions and changes to assumptions.
11. INCOME TAXES

ASC Topic 740, Income Taxes requires the use of an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating its estimated annual effective tax rate, the Company considers forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and management's estimates will occur as information and assumptions change.

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

Effective Tax Rate

The forecasted effective tax rates were 21.6 percent and 17.6 percent, for the three months ended December 31, 2021 and 2020, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
To the extent there are discrete tax items that are not included in the forecasted effective tax rate, the actual effective tax rate may differ from the estimated annual effective tax rate. During the three months ended December 31, 2021 and 2020, discrete items totaled approximately $166,000 and $(76,000), respectively, related to excess tax expense (benefits) associated with the vesting of share-based awards. NJR’s actual effective tax rate was 21.7 percent and 17.7 percent during the three months ended December 31, 2021 and 2020, respectively.

Other Tax Items

As of December 31, 2021 and September 30, 2021, the Company has tax credit carryforwards of approximately $226.1 million and $224.2 million, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2035.

As of December 31, 2021 and September 30, 2021, the Company has state income tax net operating losses of approximately $461.9 million and $554.6 million, respectively. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred; these state carry-forward periods range from seven to 20 years and began to expire in fiscal 2021, with the majority expiring after 2035. The Company expects to utilize this entire carryforward, other than as described below.

The impairment of the equity method investment in PennEast created potential net capital loss attributes totaling approximately $61.8 million, which can only be utilized to offset capital gains income, and can be carried back three years and forward five years prior to expiration.

As of December 31, 2021, the Company has a valuation allowance totaling $23.7 million comprised of approximately $17.3 million related to the recognition of state net operating loss carryforwards, which primarily relate to New Jersey and approximately $6.4 million related to potential capital loss carryforwards resulting from the impairment of the equity method investment in PennEast, which the Company believes may not be fully utilized prior to expiration. As of September 30, 2021, the Company had a valuation allowance totaling $23.6 million related to the state net operating loss carryforwards and the potential capital loss carryforwards resulting from the impairment of the equity method investment, as previously discussed.
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

Generally, the Company’s solar land lease terms are between 20 and 50 years and may include multiple options to extend the terms for an additional five to 20 years. The Company’s office leases vary in duration, ranging from two to 17 years and may or may not include extension or early purchase options. The Company’s meter lease terms are between seven and ten years with purchase options available prior to the end of the term. Equipment leases include general office equipment that also vary in duration, with an average term of six years. The Company's storage and capacity leases have assumed terms of 50 years to coincide with the expected useful lives of the cavern assets with which the leases are associated. The Company's lease terms may include options to extend, purchase the leased asset or terminate a lease and they are included in the lease liability calculation when it is reasonably certain that those options will be exercised. The Company has elected an accounting policy that exempts leases with an original term of one year or less from the recognition requirements of ASC 842, Leases.

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

The following table presents the Company's lease costs included in the Unaudited Condensed Consolidated Statements of Operations:

		Three Months Ended
		December 31,
(Thousands)	Income Statement Location	2021	2020
Operating lease cost (1)	Operation and maintenance	$2,119	$2,089
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	396	1,246
Interest on lease liabilities	Interest expense, net of capitalized interest	80	221
Total finance lease cost		476	1,467
Short-term lease cost	Operation and maintenance	11	127
Variable lease cost	Operation and maintenance	191	153
Total lease cost		$2,797	$3,836
(1)Net of capitalized costs.

The following table presents supplemental cash flow information related to leases:

	Three Months Ended
	December 31,
(Thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$2,037	$1,737
Operating cash flows for finance leases	$170	$2,176
Financing cash flows for finance leases	$2,275	$5,997

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets obtained or modified for operating lease liabilities totaled approximately $808,000 and $9.3 million during the three months ended December 31, 2021 and 2020, respectively. Assets obtained or modified through finance lease liabilities totaled $17.3 million during the three months ended December 31, 2021. There were no assets obtained or modified through finance lease liabilities during the three months ended December 31, 2020.

The following table presents the balance and classifications of the Company's right of use assets and lease liabilities included in the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	December 31, 2021	September 30, 2021
Assets
Noncurrent
Operating lease assets	Operating lease assets	$173,617	$173,928
Finance lease assets	Utility plant	23,286	13,489
Total lease assets		$196,903	$187,417
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$4,531	$4,300
Finance lease liabilities	Current maturities of long-term debt	6,397	5,393
Noncurrent
Operating lease liabilities	Operating lease liabilities	141,356	141,363
Finance lease liabilities	Long-term debt	28,673	14,742
Total lease liabilities		$180,957	$165,798

For operating lease assets and liabilities, the weighted average remaining lease term was 29.7 years and 29.6 years and the weighted average discount rate used in the valuation over the remaining lease term was 3.2 percent as of both December 31, 2021 and September 30, 2021.

For finance lease assets and liabilities as of December 31, 2021 and September 30, 2021, the weighted average remaining lease term was 4.7 years and 3.4 years, respectively, and the weighted average discount rate used in the valuation over the remaining lease term is 2.7 percent and 3.5 percent as of December 31, 2021 and September 30, 2021, respectively.

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through November 2038, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $191.0 million at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Commitments as of December 31, 2021, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2022	2023	2024	2025	2026	Thereafter
Energy Services:
Natural gas purchases	$101,257	$1,857	$—	$—	$—	$—
Storage demand fees	15,217	12,177	6,698	5,018	2,375	906
Pipeline demand fees	49,519	46,628	22,259	19,131	15,211	18,648
Sub-total Energy Services	$165,993	$60,662	$28,957	$24,149	$17,586	$19,554
NJNG:
Natural gas purchases	$7,668	$—	$—	$—	$—	$—
Storage demand fees	34,738	38,107	17,743	7,740	2,171	1,879
Pipeline demand fees	104,124	144,971	133,176	132,456	125,788	1,121,334
Sub-total NJNG	$146,530	$183,078	$150,919	$140,196	$127,959	$1,123,213
Total	$312,523	$243,740	$179,876	$164,345	$145,545	$1,142,767

Certain pipeline demand fees totaling approximately $4.0 million per year, for which Energy Services is the responsible party, are being paid for by the counterparty to a capacity release transaction beginning November 1, 2021 for a period of 10 years.

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites will range from approximately $115.7 million to $178.7 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of December 31, 2021, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $126.9 million on the Unaudited Condensed Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if former MGP operations were active at the location. The preliminary assessment and site investigation activities are ongoing at the Aberdeen, NJ site location. The estimated costs to complete the preliminary assessment and site investigation phase are included in the MGP remediation liability and corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets at December 31, 2021 and September 30, 2021. NJNG will continue to gather information to determine whether the obligation exists to undertake remedial action, if any, and refine its estimate of potential costs for this site as more information becomes available.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. On April 7, 2021, the BPU approved an increase in the RAC, which increased the annual recovery from $9.7 million to $11.1 million and was effective May 1, 2021. On September 30, 2021, NJNG filed its annual SBC application requesting to recover remediation expenses including an increase in the RAC, of approximately $2.0 million annually, effective April 1, 2022. As of December 31, 2021, $64.7 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

General

The Company is involved, and from time to time in the future may be involved, in a number of pending and threatened judicial, regulatory and arbitration proceedings relating to matters that arise in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, the Company cannot state with confidence what the eventual outcome of the pending litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter will be, if any. In accordance with applicable accounting guidance, the Company establishes accruals for litigation for those matters that present loss contingencies as to which it is both probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company also discloses contingent matters for which there is a reasonable possibility of a loss. Based upon currently available information, the Company believes that the results of litigation that are currently pending, taken together, will not have a materially adverse effect on the Company’s financial condition, results of operations or cash flows. The actual results of resolving the pending litigation matters may be substantially higher than the amounts accrued.

The foregoing statements about the Company’s litigation are based upon the Company’s judgments, assumptions and estimates and are necessarily subjective and uncertain. The Company has a number of threatened and pending litigation matters at various stages.

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

Information related to the Company's various reporting segments and other operations is detailed below:

	Three Months Ended
	December 31,
(Thousands)	2021	2020
Operating revenues
Natural Gas Distribution
External customers	$274,435	$195,729
Intercompany	337	—
Clean Energy Ventures
External customers	10,183	6,370
Energy Services
External customers (1)	365,788	227,349
Intercompany	3,456	2,128
Storage and Transportation
External customers	11,584	12,447
Intercompany	559	657
Subtotal	666,342	444,680
Home Services and Other
External customers	13,852	12,410
Intercompany	99	167
Eliminations	(4,451)	(2,952)
Total	$675,842	$454,305
Depreciation and amortization
Natural Gas Distribution	$22,893	$19,169
Clean Energy Ventures	5,233	5,433
Energy Services (2)	28	42
Storage and Transportation	2,133	2,640
Subtotal	30,287	27,284
Home Services and Other	204	260
Eliminations	(98)	(182)
Total	$30,393	$27,362
Interest income (3)
Natural Gas Distribution	$193	$82
Storage and Transportation	377	694
Subtotal	570	776
Home Services and Other	155	132
Eliminations	(224)	(239)
Total	$501	$669
(1)Includes sales to Canada for the Energy Services segment, which are immaterial.
(2)The amortization of acquired wholesale energy contracts is excluded above and is included in natural gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.
(3)Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	December 31,
(Thousands)	2021	2020
Interest expense, net of capitalized interest
Natural Gas Distribution	$10,995	$8,974
Clean Energy Ventures	5,427	5,034
Energy Services	675	680
Storage and Transportation	2,136	3,982
Subtotal	19,233	18,670
Home Services and Other	244	1,116
Total	$19,477	$19,786
Income tax provision (benefit)
Natural Gas Distribution	$13,204	$8,367
Clean Energy Ventures	(2,046)	(3,086)
Energy Services	20,505	12,122
Storage and Transportation	343	646
Subtotal	32,006	18,049
Home Services and Other	246	118
Eliminations	(1,445)	(726)
Total	$30,807	$17,441
Equity in earnings (loss) of affiliates
Storage and Transportation	$1,056	$3,193
Eliminations	(481)	(518)
Total	$575	$2,675
Net financial earnings (loss)
Natural Gas Distribution	$51,080	$49,467
Clean Energy Ventures	(6,821)	(10,274)
Energy Services	17,567	1,500
Storage and Transportation	2,962	3,508
Subtotal	64,788	44,201
Home Services and Other	447	(62)
Eliminations	535	518
Total	$65,770	$44,657
Capital expenditures
Natural Gas Distribution	$73,464	$79,246
Clean Energy Ventures	25,380	22,335
Storage and Transportation	65,375	7,613
Subtotal	164,219	109,194
Home Services and Other	79	686
Total	$164,298	$109,880
Investments in equity investees
Storage and Transportation	$—	$286
Total	$—	$286

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's assets for the various reporting segments and business operations are detailed below:

(Thousands)	December 31, 2021	September 30, 2021
Assets at end of period:
Natural Gas Distribution	$3,861,240	$3,707,461
Clean Energy Ventures	937,696	914,788
Energy Services	393,744	365,423
Storage and Transportation	928,653	862,407
Subtotal	6,121,333	5,850,079
Home Services and Other	148,368	162,134
Intercompany assets (1)	(288,544)	(289,935)
Total	$5,981,157	$5,722,278
(1)Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's reporting segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended
	December 31,
(Thousands)	2021	2020
Net financial earnings	$65,770	$44,657
Less:
Unrealized (gain) on derivative instruments and related transactions	(82,191)	(37,491)
Tax effect	19,536	8,913
Effects of economic hedging related to natural gas inventory	23,577	(7,532)
Tax effect	(5,603)	1,790
NFE tax adjustment	(861)	(2,068)
Net income	$111,312	$81,045

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

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of December 31, 2021, Energy Services has entered into transactions with Steckman Ridge for varying terms, all of which expire by October 31, 2022.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended
	December 31,
(Thousands)	2021	2020
Natural Gas Distribution	$1,558	$1,568
Energy Services	288	166
Total	$1,846	$1,734

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	December 31, 2021	September 30, 2021
Natural Gas Distribution	$775	$778
Energy Services	76	83
Total	$851	$861

NJNG and Energy Services have entered into various AMAs, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. As of December 31, 2021, NJNG and Energy Services had one AMA with an expiration date of March 31, 2022.

NJNG has entered into a 5-year transportation precedent agreement with Adelphia Gateway for committed capacity of 130,000 Dths per day, which is expected to begin during the 3rd quarter of fiscal 2022, dependent upon the completion of a compressor.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Critical Accounting Estimates

A summary of our critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2021. Our critical accounting policies have not changed from those reported in the 2021 Annual Report on Form 10-K.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies for discussion of recently issued accounting standards.

Management's Overview

Consolidated

NJR is a diversified energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in the U.S. and Canada. In addition, we invest in clean energy projects, storage and transportation assets and provide various repair, sales and installation services. A more detailed description of our organizational structure can be found in Item 1. Business of our 2021 Annual Report on Form 10-K.

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
Net-metered Solar (Commercial and Residential)
Energy Services
Unregulated Wholesale Energy Services
Optimization of Natural Gas Transportation
Optimization of Natural Gas Storage
Producer Services
Asset Management
Storage and Transportation
Natural Gas Storage
Natural Gas Transportation
Equity Method Investments

In addition to our four reporting segments above, we have non-utility operations that either provide corporate support services or do not meet the criteria to be treated as a separate reporting segment. These operations, which comprise Home Services and Other, include: appliance repair services, sales and installations at NJRHS, and commercial real estate holdings at CR&R.

Impacts of the COVID-19 Pandemic

We continue to closely monitor developments related to the COVID-19 pandemic and has, when appropriate, taken steps intended to limit potential exposure for our employees and those we serve, including continuity in the safe operation of our business. These steps include working from home for our office-based employees, limiting direct contact with our customers and suspending late payment fees for our utility customers. And while we, along with other businesses, are beginning to return to normal operating practices, this remains an evolving situation. The timing for recovery of businesses and local economies, resurgences or mutations of the virus, and any potential future shutdowns remains unknown. Both NJR and NJNG continue to

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
have sufficient liquidity to meet their current obligations and business operations remain fundamentally unchanged at this time. We cannot predict the nature and extent of impacts to future operations, or its effects on our financial condition, results of operations and cash flows. We will continue to monitor developments affecting our employees, customers, and operations and take additional steps to address the COVID-19 pandemic and its impacts, as necessary.

Operating Results

Net income (loss) by reporting segment and operations are as follows:

	Three Months Ended
	December 31,
(Thousands)	2021		2020
Net income (loss)
Natural Gas Distribution	$51,080	46%	$49,467	61%
Clean Energy Ventures	(6,821)	(6)	(10,274)	(13)
Energy Services	65,744	59	38,872	48
Storage and Transportation	2,962	3	3,508	4
Home Services and Other	447	—	(62)	—
Eliminations (1)	(2,100)	(2)	(466)	—
Total	$111,312	100%	$81,045	100%
(1)    Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in net income during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, was driven primarily by increased earnings at Energy Services resulting from AMAs with an investment grade public utility, which commenced November 2021, along with an increase in natural gas prices.

Assets by reporting segment and operations are as follows:

(Thousands)	December 31, 2021		September 30, 2021
Assets
Natural Gas Distribution	$3,861,240	65%	$3,707,461	65%
Clean Energy Ventures	937,696	16	914,788	16
Energy Services	393,744	7	365,423	6
Storage and Transportation	928,653	15	862,407	15
Home Services and Other	148,368	2	162,134	3
Intercompany assets (1)	(288,544)	(5)	(289,935)	(5)
Total	$5,981,157	100%	$5,722,278	100%
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets was due primarily to an increase in accounts receivable at our Natural Gas Distribution segment, higher gas in storage at Energy Services, additional investment in utility plant in our Natural Gas Distribution segment, solar asset investments at Clean Energy Ventures and increased infrastructure spend in Storage and Transportation primarily related to the on-going conversion and construction of the southern end of Adelphia Gateway.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended
	December 31,
(Thousands, except per share data)	2021	2020
Net income	$111,312	$81,045
Add:
Unrealized (gain) on derivative instruments and related transactions	(82,191)	(37,491)
Tax effect	19,536	8,913
Effects of economic hedging related to natural gas inventory (1)	23,577	(7,532)
Tax effect	(5,603)	1,790
NFE tax adjustment	(861)	(2,068)
Net financial earnings	$65,770	$44,657
Basic earnings per share	$1.16	$0.84
Add:
Unrealized (gain) on derivative instruments and related transactions	(0.86)	(0.39)
Tax effect	0.21	0.09
Effects of economic hedging related to natural gas inventory (1)	0.25	(0.08)
Tax effect	(0.06)	0.02
NFE tax adjustment	(0.01)	(0.02)
Basic NFE per share	$0.69	$0.46
(1)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reporting segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2021		2020
Net financial earnings (loss)
Natural Gas Distribution	$51,080	77%	$49,467	111%
Clean Energy Ventures	(6,821)	(10)	(10,274)	(23)
Energy Services	17,567	27	1,500	3
Storage and Transportation	2,962	4	3,508	8
Home Services and Other	447	1	(62)	—
Eliminations (1)	535	1	518	1
Total	$65,770	100%	$44,657	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in NFE during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, was due primarily to increased earnings at Energy Services resulting from the commencement of AMAs as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated natural gas service throughout Burlington, Middlesex, Monmouth, Morris, Ocean, and Sussex counties in New Jersey to approximately 566,600 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, including those risks associated with COVID-19, which may include but are not limited to impacts to customer growth and customer usage, customer collections, the timing and costs of capital expenditures and construction of infrastructure projects, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. In addition, NJNG may be subject to adverse economic conditions, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

NJNG’s business is seasonal by nature, as weather conditions directly influence the volume of natural gas delivered to customers on an annual basis. Specifically, customer demand substantially increases during the winter months when natural gas is used for heating purposes. As a result, NJNG generates most of its natural gas distribution revenues during the first and second fiscal quarters and is subject to variations in earnings and working capital during the fiscal year.

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

Base Rate Case

On November 17, 2021, the BPU issued an order adopting a stipulation of settlement approving a $79.0 million increase to base rates, effective December 1, 2021. In addition, the order also included approval for the final increase for the NJ RISE/SAFE II programs, which totaled $269,000. These increases include an overall rate of return on rate base of 6.84 percent, return on common equity of 9.6 percent, a common equity ratio of 54.0 percent and a composite depreciation rate of 2.78 percent.
Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated pipeline integrity management and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals, for the three months ended December 31, 2021, and estimates of expected investments for fiscal 2022 and 2023:

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory oversight, environmental regulations, unforeseen events and the ability to access capital.

Infrastructure Investment Program

In February 2019, NJNG filed a petition with the BPU seeking authority to implement a five-year IIP. The IIP consisted of two components: transmission and distribution investments and information technology replacement and enhancements. The total investment for the IIP was approximately $507.0 million. All approved investments will be recovered through annual filings to adjust base rates. In October 2020, the BPU approved the Company’s transmission and distribution component of the IIP for $150.0 million over five years, effective November 1, 2020. NJNG voluntarily withdrew the information technology upgrade component and will seek to recover associated costs in future rate case proceedings.

SAFE II and NJ RISE

NJNG continues to implement BPU-approved infrastructure projects that are designed to enhance the reliability and integrity of NJNG’s natural gas distribution system.

The BPU approved the 5-year SAFE II program and the associated rate mechanism to replace the remaining unprotected steel mains and services from NJNG’s natural gas distribution system at an estimated cost of approximately $200 million, excluding AFUDC. With the approval of SAFE II, $157.5 million was approved for accelerated cost recovery methodology. The remaining $42.5 million in capital expenditures was requested for recovery in base rate cases, of which $23.4 million was approved in NJNG’s 2019 base rate case and $19.1 million was approved in the 2021 base rate case.

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

In March 2021, NJNG filed a petition with the BPU requesting the final base rate increase for the recovery associated with NJ RISE and SAFE II capital investments cost of approximately $3.4 million made through June 30, 2021. In June 2021, this filing was consolidated with the 2021 base rate case. On November 17, 2021, the BPU issued an order for the consolidated matter which included approval for the final increase for the NJ RISE and SAFE II programs of $269,000. With this approval, the filings with respect to NJ RISE and SAFE II are complete.

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

NJNG's total customers include the following:

	December 31, 2021	December 31, 2020
Firm customers
Residential	506,677	497,203
Commercial, industrial & other	31,756	30,912
Residential transport	19,338	22,296
Commercial transport	8,735	9,102
Total firm customers	566,506	559,513
Other	55	118
Total customers	566,561	559,631

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
During the three months ended December 31, 2021 and 2020, respectively, NJNG added 1,730 and 1,948 new customers. NJNG expects new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $1.4 million to utility gross margin during fiscal 2022.

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

Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives designed to encourage the installation of high-efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two- to 10-year period through a tariff rider mechanism. In March 2021, the BPU approved a three-year SAVEGREEN program consisting of approximately $126.1 million of direct investment, $109.4 million in financing options, and approximately $23.4 million in operation and maintenance expenses, which resulted in a $15.6 million annual recovery increase, effective July 1, 2021.

In May 2020, NJNG filed a petition with the BPU to decrease its EE recovery rate. In October 2020, the BPU approved NJNG to maintain its existing rate, which will result in an annual recovery of approximately $11.4 million, effective November 1, 2020.

In June 2021, NJNG submitted its annual cost recovery filing for the SAVEGREEN programs established from 2010 through 2018. On January 26, 2022, the BPU approved the stipulation, which increases annual recoveries by $2.2 million, effective February 1, 2022.

The following table summarizes, loans, grants, rebates and related investments as of:

(Thousands)	December 31, 2021	September 30, 2021
Loans	$137,300	$132,800
Grants, rebates and related investments	106,500	98,100
Total	$243,800	$230,900

Program recoveries from customers during the three months ended December 31, 2021 and 2020, were $6.8 million and $3.3 million, respectively. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.6 percent to 10.3 percent.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended
	December 31,
(Thousands)	2021	2020
Weather (1)	$15,934	$6,455
Usage	(1,073)	594
Total	$14,861	$7,049
(1)Compared with the 20-year average, weather was 17.8 percent warmer-than-normal and 10.0 percent warmer-than-normal during the three months ended December 31, 2021 and 2020, respectively.

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

During fiscal 2021, NJNG notified the BPU of its intent to provide BGSS bill credits to residential and small commercial sales customers. The actual bill credits given to customers totaled $20.6 million, $19.3 million net of tax, of which $9.5 million was recognized during the three months ended December 31, 2020.

On May 28, 2021, NJNG submitted its annual petition to modify its BGSS, balancing charge and CIP rates. On November 17, 2021, the BPU approved a $2.9 million increase to the annual revenues credited to BGSS, a $13.0 million annual increase related to its balancing charge, as well as changes to CIP rates, which result in a $6.3 million annual recovery decrease, effective December 1, 2021.The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers and balancing charge revenues are credited to BGSS.

On November 19, 2021, NJNG submitted notification of its intent to self-implement an increase to its BGSS rate, which result in an approximately $24.2 million increase to annual revenues credited to BGSS, effective December 1, 2021.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Utility gross margin from incentive programs was $3.8 million and $4.6 million during the three months ended December 31, 2021 and 2020, respectively.

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
(1) Data sourced from Standard & Poor's Financial Services, LLC Global Platts.

The maximum price per MMBtu was $6.94 and $5.52 and the minimum price was $2.42 and $0.28 for the three months ended December 31, 2021 and 2020, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Operating Results and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Societal Benefits Charge

NJNG’s qualifying customers are eligible for the USF program, which is administered by the New Jersey Department of Community Affairs, to help make energy bills more affordable.

In April 2021, the BPU approved on a final basis NJNG's annual SBC application to recover remediation expenses, including an increase in the RAC, of approximately $1.3 million annually and an increase to the NJCEP factor, of approximately $6.0 million, which was effective May 1, 2021.

In September 2021, the BPU approved on a final basis NJNG's annual USF compliance filing, which resulted in an annual increase of approximately $4.9 million, effective October 1, 2021.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
In September 2021, NJNG filed its annual SBC application requesting recovery of remediation expenses, an increase in the RAC of approximately $2.0 million annually and an annual decrease to the NJCEP factor of $500,000. If approved, these changes are expected to be effective April 1, 2022.

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $126.9 million as of December 31, 2021, a decrease of $8.1 million compared with the prior fiscal period.

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

Operating Results

NJNG's operating results are as follows:

	Three Months Ended
	December 31,
(Thousands)	2021	2020
Operating revenues	$274,772	$195,729
Operating expenses
Natural gas purchases (1)(2)	124,594	59,309
Operation and maintenance	36,431	43,638
Regulatory rider expense (3)	16,671	10,701
Depreciation and amortization	22,893	19,169
Total operating expenses	200,589	132,817
Operating income	74,183	62,912
Other income, net	1,096	3,896
Interest expense, net of capitalized interest	10,995	8,974
Income tax provision	13,204	8,367
Net income	$51,080	$49,467
(1)Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.
(2)Includes related party transactions of approximately $2.3 million and $3.2 million for the three months ended December 31, 2021 and 2020, respectively, the majority of which is eliminated in consolidation.
(3)Consists of expenses associated with state-mandated programs, the RAC and energy efficiency programs, and are calculated on a per-therm basis. These expenses are passed through to customers and are offset by corresponding revenues.

Operating Revenues and Natural Gas Purchases

During the three months ended December 31, 2021, compared with the three months ended December 31, 2020, operating revenues increased by 40.4 percent and natural gas purchases increased 110.1 percent.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The factors contributing to the increases and decreases in operating revenues and natural gas purchases are as follows:

	Three Months Ended
	December 31,
	2021 v. 2020
(Thousands)	Operating revenues	Natural gas purchases
BGSS incentives	$46,353	$47,166
Average BGSS rates	14,142	14,142
Bill credits	9,519	9,519
Firm sales	(13,144)	(5,772)
Base rate impact	8,310	—
CIP adjustments	7,812	—
Other (1)	6,051	230
Total increase	$79,043	$65,285
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

Utility Gross Margin

A reconciliation of operating revenues, the closest GAAP financial measure to NJNG's utility gross margin, is as follows:

	Three Months Ended
	December 31,
(Thousands)	2021	2020
Operating revenues	$274,772	$195,729
Less:
Natural gas purchases	124,594	59,309
Regulatory rider expense	16,671	10,701
Utility gross margin	$133,507	$125,719

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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended
	December 31,
	2021		2020
($ in thousands)	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$92,605	12.6	$85,975	13.6
Commercial, industrial and other	19,102	2.3	17,040	2.4
Firm transportation	17,282	3.6	17,288	3.9
Total utility firm gross margin/throughput	128,989	18.5	120,303	19.9
BGSS incentive programs	3,764	25.1	4,578	25.9
Interruptible/off-tariff agreements	754	6.1	838	4.5
Total utility gross margin/throughput	$133,507	49.7	$125,719	50.3

Utility Firm Gross Margin

Utility firm gross margin increased $8.7 million during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, due primarily to the increase in base rates as previously discussed.

BGSS Incentive Programs

The factors contributing to the change in utility gross margin generated by BGSS incentive programs are as follows:

Three Months Ended
December 31,
(Thousands)	2021 v. 2020
Storage	$(1,504)
Off-system sales	1,180
Capacity release	(490)
Total decrease	$(814)

The decrease in BGSS incentive programs during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, was due primarily to timing differences for storage incentive and lower capacity release volumes, partially offset by increased margins from off-system sales.

Operation and Maintenance Expense

O&M expense decreased $7.2 million during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, due primarily to the deferral of bad debt costs through the July 2, 2020 BPU deferral order, partially offset by an increase in compensation and information technology expenditures.

Depreciation Expense

Depreciation expense increased $3.7 million during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, as a result of additional utility plant being placed into service.

Interest Expense

Interest expense increased $2.0 million during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, due primarily to increased outstanding long-term debt.

Other Income

Other income decreased $2.8 million during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, due primarily to decreased AFUDC equity related to infrastructure projects completed and placed in service at the end of fiscal 2021.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Income Tax Provision

Income tax provision increased $4.8 million during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, due to higher operating income and an increase in the annualized effective tax rate applied.

Net Income

Net income increased $1.6 million during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, due primarily to higher revenue along with decreased O&M, partially offset by higher depreciation and interest expenses and decreased other income, as previously discussed.
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

Solar

Solar projects placed in service and related expenditures are as follows:

	Three Months Ended
	December 31,
($ in Thousands)	2021			2020
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected (1)	1	1.0	$3,120	1	2.9	$3,683	(2)
Net-metered:
Residential	53	0.6	1,553	46	0.5	1,599
Total placed in service	54	1.6	$4,673	47	3.4	$5,282
(1)Includes projects subject to sale leaseback arrangements.
(2)Includes an operational 2.9 MW commercial solar project acquired in December 2020.

Since inception, Clean Energy Ventures has constructed a total of 369.3 MW of solar capacity. Projects that were placed in service through December 31, 2019, qualified for a 30-percent federal ITC. The credit declined to 26 percent for property under construction during 2020 and was originally scheduled to decline to 22 percent for property under construction during 2021 and 10 percent for any property that is under construction after 2021. On December 27, 2020, the 26 percent federal ITC was extended through the end of 2022. The credit declines to 22 percent after 2022 and to 10 percent after 2023.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Clean Energy Ventures may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. The Company will continue to operate the solar assets and are responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first 5 years of in-service life, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. During the three months ended December 31, 2021 and 2020, Clean Energy Ventures received proceeds of $3.3 million and $12.1 million, respectively, in connection with the sale leaseback of commercial solar assets.

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

SREC and TREC activity consisted of the following:	Three Months Ended
	December 31,
	2021		2020
	SRECs	TRECs	SRECs	TRECs
Inventory balance as of October 1,	108,104	6,944	35,011	9,270
RECs generated	92,172	6,085	87,208	4,683
RECs delivered	(12,200)	(7,240)	(6,095)	(321)
Inventory balance as of September 30,	188,076	5,789	116,124	13,632

The average SREC sales price was $235 and $212 during the three months ended December 31, 2021 and 2020, respectively, and the average TREC price was $139 and $147 during the three months ended December 31, 2021 and 2020.

Clean Energy Ventures hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2022	99%
2023	99%
2024	95%
2025	44%
2026	21%
(1)Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of SRECs or TRECs by our solar assets. All related costs are included as a component of O&M expenses on the Unaudited Condensed Consolidated Statements of Operations, including such expenses as facility maintenance and broker fees.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Clean Energy Ventures’ financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2021	2020
Operating revenues	$10,183	$6,370
Operating expenses
Operation and maintenance	8,922	9,201
Depreciation and amortization	5,233	5,433
Total operating expenses	14,155	14,634
Operating loss	(3,972)	(8,264)
Other income (expense), net	532	(62)
Interest expense, net	5,427	5,034
Income tax benefit	(2,046)	(3,086)
Net loss	$(6,821)	$(10,274)

Operating Revenues

Operating revenues increased $3.8 million during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, due primarily to increased SREC and electricity sales.

Net Loss

Net loss decreased $3.5 million during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, due primarily to the increased operating revenues, as previously discussed.

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

During December 2020, Energy Services entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and Energy Services may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500 million, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced on November 1, 2021. NJR will receive approximately $260 million in cash from fiscal 2022 through fiscal 2024 and $34 million per year from fiscal 2025 through fiscal 2031 under the agreements. During the three months ended December 31, 2021, Energy Services recognized $22.1 million of operating revenue on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $64.7 million are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

Operating Results

Energy Services’ financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2021	2020
Operating revenues (1)	$369,244	$229,477
Operating expenses
Natural gas purchases (including demand charges (2)(3))	278,687	173,837
Operation and maintenance	3,751	4,016
Depreciation and amortization	28	42
Total operating expenses	282,466	177,895
Operating income	86,778	51,582
Other income, net	146	92
Interest expense, net	675	680
Income tax provision	20,505	12,122
Net income	$65,744	$38,872
(1)Includes related party transactions of approximately $3.5 million and $2.1 million for the three months ended December 31, 2021 and 2020, respectively, which are eliminated in consolidation.
(2)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to ten years.
(3)Includes related party transactions of approximately $225,000 and $166,000 for the three months ended December 31, 2021 and 2020, respectively, a portion of which is eliminated in consolidation.

Energy Services' portfolio of financial derivative instruments are composed of:

	Three Months Ended
	December 31,
(in Bcf)	2021	2020
Net short futures contracts	22.2	26.5

During the three months ended December 31, 2021 and 2020, the net short position resulted in an unrealized gain of $22.8 million and $17.0 million, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Revenues and Natural Gas Purchases

Operating revenues increased $139.8 million and natural gas purchases increased $104.9 million during the three months ended December 31, 2021, compared with the three months ended December 31, 2020. The increase in operating revenues and gas purchases are due primarily to a 118.8 percent increase in natural gas prices. To a lesser extent, operating revenues also increased due to AMAs that commenced in November 2021, as previously discussed.

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

Income Tax Provision

Income tax provision increased $8.4 million during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, due primarily to increased operating income related to higher operating revenue, as discussed above.

Net Income

Net income increased $26.9 million during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, due primarily to increased operating income, partially offset by increased income taxes, as previously discussed.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Financial Margin

The following table is a computation of Energy Services' financial margin:

	Three Months Ended
	December 31,
(Thousands)	2021	2020
Operating revenues (1)	$369,244	$229,477
Less: Natural gas purchases	278,687	173,837
Add:
Unrealized (gain) on derivative instruments and related transactions	(85,647)	(38,781)
Effects of economic hedging related to natural gas inventory (2)	23,577	(7,532)
Financial margin	$28,487	$9,327
(1)Includes unrealized losses related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $3.5 million and $1.3 million for the three months ended December 31, 2021 and 2020, respectively.
(2)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

A reconciliation of operating income, the closest GAAP financial measure, to Energy Services' financial margin is as follows:

	Three Months Ended
	December 31,
(Thousands)	2021	2020
Operating income	$86,778	$51,582
Add:
Operation and maintenance	3,751	4,016
Depreciation and amortization	28	42
Subtotal	90,557	55,640
Add:
Unrealized (gain) on derivative instruments and related transactions	(85,647)	(38,781)
Effects of economic hedging related to natural gas inventory	23,577	(7,532)
Financial margin	$28,487	$9,327

Financial margin increased $19.2 million during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, resulting primarily from AMAs, which commenced November 2021, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Net Financial Earnings

A reconciliation of Energy Services' net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended
	December 31,
(Thousands)	2021	2020
Net income	$65,744	$38,872
Add:
Unrealized (gain) on derivative instruments and related transactions	(85,647)	(38,781)
Tax effect (1)	20,357	9,219
Effects of economic hedging related to natural gas inventory	23,577	(7,532)
Tax effect	(5,603)	1,790
Net income to NFE tax adjustment	(861)	(2,068)
Net financial earnings	$17,567	$1,500
(1)Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $(821,000) and $(306,000) for the three months ended December 31, 2021 and 2020, respectively.

NFE increased $16.1 million during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, due primarily to higher financial margin, as previously discussed.

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

PennEast received a Certificate of Public Convenience and Necessity for the project from FERC in January 2018. However, because of numerous regulatory and legal challenges, we evaluated our equity investment in PennEast for impairment during fiscal 2021, and determined that it was other-than-temporarily impaired. We estimated the fair value of our investment in

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
PennEast using probability weighted scenarios assigned to discounted future cash flows. The impairment is the result of management's estimates and assumptions regarding the likelihood of certain outcomes related to required regulatory approvals and pending legal matters, the timing and magnitude of construction costs and in-service dates, the evaluation of the current environmental and political climate as it relates to interstate pipeline development, and transportation capacity revenues and discount rates.

During the third quarter of fiscal 2021, the PennEast partnership determined that this project is no longer supported, and all further development has ceased. The Company recognized an other-than-temporary impairment charge of $92.0 million, or approximately $74.5 million, net of income taxes, which represents the best estimate of the salvage value of the remaining assets of the project. Other-than-temporary impairments are recorded in equity in (losses) earnings from affiliates in the Unaudited Condensed Consolidated Statements of Operations.

On December 16, 2021, the FERC dismissed PennEast’s pending applications. The order vacates the certificate authorization for the PennEast pipeline project in light of PennEast’s response to FERC staff’s November 23, 2021 request for a status update, in which PennEast informed the Commission it is no longer developing the project. The order vacates the certificate authorization, subject to leave of the U.S. Court of Appeals for the D.C. Circuit where the Commission’s certificate and rehearing orders are under review.

As of December 31, 2021, our investments in Steckman Ridge and PennEast were $108.8 million and $5.5 million, respectively.

Operating Results

The financial results of our Storage and Transportation segment are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2021	2020
Operating revenues (1)	$12,143	$13,104
Operating expenses
Natural gas purchases	704	233
Operation and maintenance	7,430	6,542
Depreciation and amortization	2,133	2,640
Total operating expenses	10,267	9,415
Operating income	1,876	3,689
Other income, net	2,509	1,254
Interest expense, net	2,136	3,982
Income tax provision	343	646
Equity in earnings of affiliates	1,056	3,193
Net income	$2,962	$3,508
(1)Includes related party transactions of approximately $559,000 and $657,000 for the three months ended December 31, 2021 and 2020, respectively, which are eliminated in consolidation.

Operating Revenues

Operating revenues decreased $1.0 million during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, due primarily to a decrease in hub services revenue at Leaf River.

Equity in earnings of affiliates decreased $2.1 million during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, due primarily to decreased AFUDC equity related to our investment in PennEast, which has ceased all further development.

Operation and Maintenance Expense

O&M increased $888,000 during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, due primarily to increased contractor expense and insurance costs.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Interest Expense

Interest expense decreased $1.8 million during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, due primarily to reduced debt related to the PennEast project.

Net Income

Net income decreased $546,000 during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, due primarily to lower equity in earnings of affiliates partially offset by decreased interest expense as previously discussed.

Home Services and Other Operations

Overview

The financial results of Home Services and Other consist primarily of the operating results of NJRHS. NJRHS provides service, sales and installation of appliances to service contract customers and has been focused on growing its installation business and expanding its service contract customer base. Home Services and Other also includes organizational expenses incurred at NJR and home warranty contract income at NJR Retail.

Operating Results

The condensed financial results of Home Services and Other are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2021	2020
Operating revenues	$13,951	$12,577
Operation and maintenance	$12,885	$10,321
Other income (expense), net	$75	$(824)
Interest expense, net	$244	$1,116
Net income (loss)	$447	$(62)

Operating Revenues

Operating revenues increased $1.4 million during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, due primarily to increased installation revenue at NJRHS.

Operation and Maintenance Expense

O&M increased $2.6 million during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, due primarily to increased compensation and contractor expenses.

Net Income (Loss)

Net income increased $509,000 during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, due primarily to increased revenue and other income along with decreased interest expense, partially offset by increased O&M, as previously discussed.

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each reporting segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Our consolidated capital structure was as follows:

	December 31, 2021	September 30, 2021
Common stock equity	38%	38%
Long-term debt	50	51
Short-term debt	12	11
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $3.8 million of equity through the DRP by issuing approximately 105,000 shares of common stock during the three months ended December 31, 2021, and raised $3.9 million during the three months ended December 31, 2020, by issuing approximately 140,000 shares of treasury stock. There were no shares of common stock issued through the waiver discount feature of the DRP during the three months ended December 31, 2021 and 2020.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of December 31, 2021, we had repurchased a total of approximately 17.8 million of those shares and may repurchase an additional 1.7 million shares under the approved program. There were no shares repurchased during the three months ended December 31, 2021 and 2020.

Debt

NJR and its unregulated subsidiaries generally rely on cash flows generated from operating activities and the utilization of committed credit facilities to provide liquidity to meet working capital and short-term debt financing requirements. NJNG also relies on the issuance of commercial paper for short-term funding. NJR and NJNG, as borrowers, respectively, periodically access the capital markets to fund long-life assets through the issuance of long-term debt securities.

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

We believe that as of December 31, 2021, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

As a result of the COVID-19 pandemic there have been disruptions, uncertainty and volatility in the credit and capital markets. We have been able to obtain sufficient financing to meet its funding requirements for operations and capital expenditures, however, our ability to access funds from financial institutions at a reasonable cost may impact the nature and timing of future capital market transactions.

Short-Term Debt

We use our short-term borrowings primarily to finance Energy Services' short-term liquidity needs, Storage and Transportation investments, share repurchases and, on an initial basis, Clean Energy Ventures' investments. Energy Services' use of high-volume storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

As of December 31, 2021, NJR had a revolving credit facility totaling $500 million, with $169.9 million available under the facility.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of December 31, 2021, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $71.9 million.

Short-term borrowings were as follows:

Three Months Ended
(Thousands)	December 31, 2021
NJR
Notes Payable to banks:
Balance at end of period	$310,550
Weighted average interest rate at end of period	1.13%
Average balance for the period	$257,651
Weighted average interest rate for average balance	1.26%
Month end maximum for the period	$337,800
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$177,400
Weighted average interest rate at end of period	0.55%
Average balance for the period	$7,531
Weighted average interest rate for average balance	0.32%
Month end maximum for the period	$177,700

Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in the November through January time frame.

NJR

Based on its average borrowings during the three months ended December 31, 2021, NJR's average interest rate was 1.26 percent, resulting in interest expense of approximately $818,000.

During fiscal 2021, NJR entered into a Second Amended and Restated Credit Agreement governing a $500 million NJR Credit Facility. The NJR Credit Facility expires on September 2, 2026, subject to two mutual options for a one-year extension beyond that date. The NJR Credit Facility permits the borrowing of revolving loans and swingline loans, as well as a $75 million sublimit for the issuance of letters of credit. The NJR Credit Facility also includes an accordion feature, which would allow NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in increments of $50 million up to a maximum of $250 million. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility. The credit facility is used primarily to finance its share repurchases, to satisfy Energy Services’ short-term liquidity needs and to finance, on an initial basis, unregulated investments.

As of December 31, 2021, NJR had eight letters of credit outstanding totaling $19.6 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

As noted above, based on its average borrowings during the three months ended December 31, 2021, NJNG's average interest rate was 0.32 percent, resulting in interest expense of approximately $132,000.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
During fiscal 2021, NJNG entered into a Second Amended and Restated Credit Agreement governing a $250 million, NJNG Credit Facility. The NJNG Credit Facility expires on September 2, 2026, subject to two mutual options for a one-year extension beyond that date. The NJNG Credit Facility permits the borrowing of revolving loans and swingline loans, as well as a $30 million sublimit for the issuance of letters of credit. The NJNG Credit Facility also includes an accordion feature, which would allow NJNG, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJNG Credit Facility in minimum increments of $50 million up to a maximum of $100 million.

As of December 31, 2021, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

Long-Term Debt

NJR

As of December 31, 2021, NJR had the following outstanding:

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

NJNG

As of December 31, 2021, NJNG's long-term debt consisted of $1.2 billion in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2061, and $28.7 million in finance leases with various maturities ranging from 2021 to 2028.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Sale Leaseback

NJNG

NJNG received $17.3 million in the three months ended December 31, 2021, in connection with the sale leaseback of its natural gas meters. NJNG records a financing lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG continues to evaluate this sale leaseback program based on current market conditions. Natural gas meters are excepted from the lien on NJNG property under the Mortgage Indenture. There were no natural gas meter sale leasebacks recorded during the three months ended December 31, 2020.

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are considered failed sale leasebacks for accounting purposes and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the three months ended December 31, 2021 and 2020, Clean Energy Ventures received proceeds of $3.3 million and $12.1 million, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

Contractual Obligations

As of December 31, 2021, there were NJR guarantees covering approximately $213.4 million of natural gas purchases and Energy Services demand fee commitments and ten outstanding letters of credit totaling $20.3 million, as previously mentioned, not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

NJNG's total capital expenditures are projected to be between $330 million and $370 million during fiscal 2022. Total capital expenditures spent or accrued during the three months ended December 31, 2021, were $59.7 million. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of December 31, 2021, NJNG's future MGP expenditures are estimated to be $126.9 million. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

During the three months ended December 31, 2021, our Storage and Transportation segment had capital expenditures spent or accrued for the Adelphia Gateway project totaling $53.7 million and capital expenditures spent or accrued for Leaf River totaling $6.7 million. During fiscal 2022, we expect expenditures related to the Adelphia Gateway project to be between $90 million and $110 million and expenditures related to Leaf River to be between $6 million and $10 million.

During the three months ended December 31, 2021, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were $32.1 million. Clean Energy Ventures' expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. We estimate solar-related capital expenditures for projects during fiscal 2022 to be between $235 million and $301 million.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Energy Services does not currently anticipate any significant capital expenditures during fiscal 2022 and 2023.

During December 2020, Energy Services entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and Energy Services may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500 million, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced on November 1, 2021. NJR will receive approximately $260 million in cash from fiscal 2022 through fiscal 2024 and $34 million per year from fiscal 2025 through fiscal 2031 under the agreements. During the three months ended December 31, 2021, Energy Services recognized $22.1 million of operating revenue on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $64.7 million are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

More detailed information regarding contractual obligations is contained in Liquidity and Capital Resources - Contractual Obligations section of Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2021.

Cash Flows

Operating Activities

Cash flows (used in) operating activities during the three months ended December 31, 2021, totaled $(37.4) million, compared with cash flows from operating activities totaling $31.7 million during the three months ended December 31, 2020. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The decrease of $69.1 million in operating cash flows during the three months ended December 31, 2021, compared with the three months ended December 31, 2020, was due primarily to increases in working capital requirements related to higher accounts receivable and increases in natural gas in storage, partially offset by increased deferred revenue.

Investing Activities

Cash flows (used in) investing activities totaled $(164.1) million during the three months ended December 31, 2021, compared with $(108.8) million during the three months ended December 31, 2020. The increase of $55.3 million was due primarily to an increase in capital expenditures of $57.2 million for Storage and Transportation related to the conversion of the southern portion of Adelphia's pipeline to natural gas.

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

Cash flows from financing activities totaled $198.0 million during the three months ended December 31, 2021, compared with cash flows (used in) financing activities of $(17.6) million during the three months ended December 31, 2020. The increase of $215.6 million is due primarily to the $100 million issuance of long-term debt at NJNG, increased short-term debt activity at NJR and NJNG, along with proceeds of $17.3 million for meter sale leasebacks at NJNG, partially offset by lower proceeds from solar sale leasebacks at Clean Energy Ventures.

Credit Ratings

The table below summarizes NJNG's credit ratings as of December 31, 2021, issued by two rating entities, Moody's and Fitch:

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2021	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2021
Natural Gas Distribution	$2,033	2,759	—	$4,792
Energy Services	(29,487)	23,387	(28,898)	22,798
Total	$(27,454)	26,146	(28,898)	$27,590

There were no changes in methods of valuations during the three months ended December 31, 2021.

The following is a summary of fair market value of financial derivatives as of December 31, 2021, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2022	2023	2023 - 2025	After 2025	Total Fair Value
Price based on NYMEX/CME	$(135)	(37)	—	—	$(172)
Price based on ICE	25,340	1,222	1,200	—	27,762
Total	$25,205	1,185	1,200	—	$27,590

The following is a summary of financial derivatives by type as of December 31, 2021:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	24.0	$0.00 - $9.77	$4,792
Energy Services	Futures	(22.0)	$2.41 - $8.62	22,969
	Swaps	(0.2)	$2.72 - $3.08	(171)
Total				$27,590
(1)    Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2021	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2021
Natural Gas Distribution - Prices based on other external data	$20	231	21	$230
Energy Services - Prices based on other external data	(34,678)	1,660	(1,585)	(31,433)
Total	$(34,658)	1,891	(1,564)	$(31,203)

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $8.0 million. This analysis does not include potential changes to reported credit adjustments embedded in the $27.3 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(3,980)	$(7,960)	$(11,939)	$(15,919)
Ending derivative fair value	$27,291	$23,311	$19,331	$15,352	$11,372

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$3,980	$7,960	$11,939	$15,919
Ending derivative fair value	$27,291	$31,271	$35,251	$39,230	$43,210
Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of December 31, 2021. Gross credit exposure for Energy Services is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for Storage and Transportation is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Energy Services', Clean Energy Ventures' and Storage and Transportation's counterparty credit exposure as of December 31, 2021, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$156,349	$136,579
Noninvestment grade	9,441	259
Internally rated investment grade	23,244	18,672
Internally rated noninvestment grade	27,713	12,980
Total	$216,747	$168,490

NJNG's counterparty credit exposure as of December 31, 2021, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$29,479	$28,302
Noninvestment grade	1,575	—
Internally rated investment grade	498	14
Internally rated noninvestment grade	2,303	109
Total	$33,855	$28,425

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

Information regarding NJR's interest rate risk can be found in Item 7A. Quantitative and Qualitative Disclosures About Market Risks and the Liquidity and Capital Resources - Debt section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2021, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended December 31, 2021, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of our 2021 Annual Report on Form 10-K includes a detailed discussion of our risk factors. Those risks and uncertainties have the potential to materially affect our financial condition and results of operations. There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, of our 2021 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended December 31, 2021:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
10/01/21 -10/31/21	—	—	—	1,685,053
11/01/21 - 11/30/21	—	—	—	1,685,053
12/01/21 - 12/31/21	—	—	—	1,685,053
Total	—	$—	—	1,685,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of December 31, 2021, included 19.5 million shares of common stock for repurchase, of which, approximately 1.7 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

4.1
$100,000,000 Note Purchase Agreement, dated as of October 28, 2021, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.2
Tenth Supplemental Indenture, dated as of October 1, 2021, by and between New Jersey Natural Gas Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.3
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

4.5
First Amendment to the Note Purchase Agreement dated as of June 8, 2018, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.6
First Amendment to the Note Purchase Agreement dated as of July 17, 2019, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.7
First Amendment to the Note Purchase Agreement dated as of May 14, 2020, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.8
First Amendment to the Note Purchase Agreement dated as of September 1, 2020, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K, as filed on November 3, 2021)

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended December 31, 2021, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	February 3, 2022
By:/s/ Roberto F. Bel
Roberto F. Bel
Senior Vice President and
Chief Financial Officer