Form 10-Q
period 2022-03-31
NEW JERSEY RESOURCES CORP
filed 2022-05-05
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of May 2, 2022 was 96,152,712.

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
Financial margin
A non-GAAP financial measure, which represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes certain operations and maintenance expense and depreciation and amortization, as well as any accounting impact from the change in the fair value of certain derivative instruments

Fitch	Fitch Ratings Company
FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles of the United States
Home Services and Other	Home Services and Other Operations
ICE	Intercontinental Exchange
IIP	Infrastructure Investment Program
IRS	Internal Revenue Service
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
Leaf River	Leaf River Energy Center LLC
MGP	Manufactured Gas Plant
MMBtu	Million British Thermal Units
Moody's	Moody's Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
Natural Gas Distribution	Natural Gas Distribution segment
NFE	Net Financial Earnings
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	The $250 million unsecured committed credit facility expiring in September 2026
NJR Credit Facility	The $500 million unsecured committed credit facility expiring in September 2026
NJR or The Company	New Jersey Resources Corporation
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
O&M	Operation and Maintenance
OPEB	Other Postemployment Benefit Plans
PennEast	PennEast Pipeline Company, LLC
PPA	Power Purchase Agreement
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
SAFE II	Safety Acceleration and Facility Enhancement Program, Phase II
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Charge
SOFR	A rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)
SREC	Solar Renewable Energy Certificate
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Storage and Transportation	Storage and Transportation segment
TETCO	Texas Eastern Transmission
TREC	Transition Renewable Energy Certificate
Trustee	U.S. Bank National Association
U.S.	The United States of America
USF	Universal Service Fund
Utility Gross Margin
A non-GAAP financial measure, which represents operating revenues less natural gas purchases, sales tax, and regulatory rider expense, and excludes certain operations and maintenance expense and depreciation and amortization

New Jersey Resources Corporation
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

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
•the impact of volatility in the equity and credit markets on our access to capital, including the risks, political and economic disruption and uncertainty related to Russia's recent military invasion of Ukraine, and the international community’s responses;
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
•changes to tax laws and regulations;
•impacts of inflation and increased natural gas costs;
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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2022	2021	2022	2021
OPERATING REVENUES
Utility	$463,474	$310,167	$737,909	$505,896
Nonutility	448,842	492,020	850,249	750,596
Total operating revenues	912,316	802,187	1,588,158	1,256,492
OPERATING EXPENSES
Natural gas purchases:
Utility	212,892	113,235	335,161	169,380
Nonutility	410,535	330,488	689,329	503,735
Related parties	1,883	1,730	3,729	3,464
Operation and maintenance	85,786	110,265	154,770	183,901
Regulatory rider expenses	30,910	18,413	47,581	29,114
Depreciation and amortization	31,435	26,848	61,828	54,210
Total operating expenses	773,441	600,979	1,292,398	943,804
OPERATING INCOME	138,875	201,208	295,760	312,688
Other income, net	4,127	5,007	8,263	9,124
Interest expense, net of capitalized interest	18,926	20,153	38,403	39,939
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	124,076	186,062	265,620	281,873
Income tax provision	28,810	39,057	59,617	56,498
Equity in earnings of affiliates	769	2,804	1,344	5,479
NET INCOME	$96,035	$149,809	$207,347	$230,854

EARNINGS PER COMMON SHARE
Basic	$1.00	$1.56	$2.16	$2.40
Diluted	$1.00	$1.55	$2.15	$2.39
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	96,068	96,248	96,006	96,181
Diluted	96,516	96,618	96,480	96,598

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2022	2021	2022	2021
Net income	$96,035	$149,809	$207,347	$230,854
Other comprehensive income, net of tax
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(80), $(79), $(159) and $(191), respectively	263	263	527	494
Adjustment to postemployment benefit obligation, net of tax of $(232), $(244), $(465) and $(489), respectively	768	813	1,534	1,625
Other comprehensive income	$1,031	$1,076	$2,061	$2,119
Comprehensive income	$97,066	$150,885	$209,408	$232,973

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,
(Thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$207,347	$230,854
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) on derivative instruments	(40,169)	(8,235)
Depreciation and amortization	61,828	54,210
Amortization of acquired wholesale energy contracts	1,464	3,401
Allowance for equity used during construction	(6,133)	(10,603)
Allowance for doubtful accounts	1,139	10,607
Non cash lease expense	2,559	1,957
Deferred income taxes	16,912	20,909
Equivalent value of ITCs recognized on equipment financing	(727)	—
Manufactured gas plant remediation costs	(14,677)	(6,284)
Equity in earnings, net of distributions received from equity investees	968	(3,543)
Cost of removal - asset retirement obligations	(565)	(512)
Contributions to postemployment benefit plans	(2,324)	(2,018)
Taxes related to stock-based compensation	(166)	(145)
Changes in:
Components of working capital	74,290	6,846
Other noncurrent assets	4,870	18,854
Other noncurrent liabilities	23,836	39,993
Cash flows from operating activities	330,452	356,291
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(108,434)	(152,496)
Solar equipment	(66,556)	(40,884)
Storage and Transportation and other	(109,290)	(28,518)
Cost of removal	(17,030)	(23,989)
Distribution from equity investees in excess of equity in earnings	478	871
Investments in equity investees, net of return of capital	4,000	(482)
Cash flows used in investing activities	(296,832)	(245,498)
CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from long-term debt	100,000	—
Payments of long-term debt	(10,032)	(11,001)
Proceeds from term loan	150,000	—
Payments of short-term debt, net	(225,090)	(116,850)
Proceeds from sale leaseback transactions - solar	3,300	12,124
Proceeds from sale leaseback transactions	17,300	—
Payments of common stock dividends	(63,725)	(60,894)
Cash settlement of equity forward agreement	—	(388)
Proceeds from issuance of common stock - DRP	7,521	7,540
Tax withholding payments related to net settled stock compensation	(3,737)	(1,772)
Cash flows used in financing activities	(24,463)	(171,241)
Change in cash, cash equivalents and restricted cash	9,157	(60,448)
Cash, cash equivalents and restricted cash at beginning of period	6,043	119,423
Cash, cash equivalents and restricted cash at end of period	$15,200	$58,975
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(107,479)	$(136,295)
Inventories	125,012	94,233
Recovery of natural gas costs	8,465	(20,279)
Natural gas purchases payable	(25,964)	33,191
Natural gas purchases payable - related parties	(6)	62
Deferred revenue	52,368	(970)
Accounts payable and other	(88,866)	(18,651)
Prepaid expenses	(5,548)	(8,170)
Prepaid and accrued taxes	75,921	59,614
Restricted broker margin accounts	53,708	7,644
Customers' credit balances and deposits	(12,302)	(5,171)
Other current assets	(1,019)	1,638
Total	$74,290	$6,846
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$42,754	$40,465
Income taxes	$1,263	$3,733
Accrued capital expenditures	$53,245	$22,840

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
(Thousands)	March 31, 2022	September 30, 2021
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$3,451,038	$3,324,611
Construction work in progress	154,978	182,196
Nonutility plant and equipment, at cost	1,154,104	1,124,896
Construction work in progress	511,351	365,346
Total property, plant and equipment	5,271,471	4,997,049
Accumulated depreciation and amortization, utility plant	(637,491)	(611,827)
Accumulated depreciation and amortization, nonutility plant and equipment	(187,141)	(171,709)
Property, plant and equipment, net	4,446,839	4,213,513
CURRENT ASSETS
Cash and cash equivalents	13,906	4,749
Customer accounts receivable
Billed	273,313	212,838
Unbilled revenues	56,270	10,351
Allowance for doubtful accounts	(21,470)	(24,652)
Regulatory assets	33,717	30,118
Natural gas in storage, at average cost	66,300	193,606
Materials and supplies, at average cost	21,855	19,561
Prepaid expenses	13,714	8,166
Prepaid and accrued taxes	4,087	51,211
Derivatives, at fair value	21,586	35,251
Restricted broker margin accounts	49,901	72,840
Other current assets	22,857	20,235
Total current assets	556,036	634,274
NONCURRENT ASSETS
Investments in equity method investees	109,980	114,529
Regulatory assets	513,006	522,099
Operating lease assets	171,207	173,928
Derivatives, at fair value	4,140	3,403
Intangible assets, net	3,445	5,029
Software costs	5,714	5,582
Other noncurrent assets	59,637	49,921
Total noncurrent assets	867,129	874,491
Total assets	$5,870,004	$5,722,278

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CAPITALIZATION AND LIABILITIES

	(Unaudited)
(Thousands, except share data)	March 31, 2022	September 30, 2021
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding March 31, 2022 — 96,081,796; September 30, 2021 — 95,709,662	$241,593	$240,644
Premium on common stock	517,843	502,584
Accumulated other comprehensive loss, net of tax	(32,467)	(34,528)
Treasury stock at cost and other; shares March 31, 2022 — 769,835; September 30, 2021 — 762,313	(15,025)	(12,448)
Retained earnings	1,072,343	934,610
Common stock equity	1,784,287	1,630,862
Long-term debt	2,319,434	2,162,164
Total capitalization	4,103,721	3,793,026
CURRENT LIABILITIES
Current maturities of long-term debt	24,539	72,840
Short-term debt	302,210	377,300
Natural gas purchases payable	142,733	168,697
Natural gas purchases payable to related parties	855	861
Deferred revenue	54,113	1,745
Accounts payable and other	123,190	223,497
Dividends payable	34,830	34,768
Accrued taxes	32,153	3,356
Regulatory liabilities	88,064	28,007
New Jersey Clean Energy Program	6,608	16,308
Derivatives, at fair value	45,216	87,145
Operating lease liabilities	4,878	4,300
Restricted broker margin accounts	2,464	—
Customers' credit balances and deposits	20,284	32,586
Total current liabilities	882,137	1,051,410
NONCURRENT LIABILITIES
Deferred income taxes	181,875	163,530
Deferred investment tax credits	2,849	3,010
Deferred revenue	5,088	847
Derivatives, at fair value	19,632	13,497
Manufactured gas plant remediation	121,605	135,012
Postemployment employee benefit liability	166,887	169,267
Regulatory liabilities	191,450	193,051
Operating lease liabilities	140,036	141,363
Asset retirement obligation	46,753	46,306
Other noncurrent liabilities	7,971	11,959
Total noncurrent liabilities	884,146	877,842
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$5,870,004	$5,722,278

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance at September 30, 2021	95,710	$240,644	$502,584	$(34,528)	$(12,448)	$934,610	$1,630,862
Net income	—	—	—	—	—	111,312	111,312
Other comprehensive income	—	—	—	1,030	—	—	1,030
Common stock issued:
Incentive compensation plan	147	367	7,135	—	—	—	7,502
Dividend reinvestment plan	105	263	3,415	—	—	—	3,678
Cash dividend declared ($.3625 per share)	—	—	—	—	—	(34,787)	(34,787)
Treasury stock and other	—	—	—	—	(2,619)	—	(2,619)
Balance at December 31, 2021	95,962	$241,274	$513,134	$(33,498)	$(15,067)	$1,011,135	$1,716,978
Net income	—	—	—	—	—	96,035	96,035
Other comprehensive income	—	—	—	1,031	—	—	1,031
Common stock issued:
Incentive compensation plan	36	91	1,216	—	—	—	1,307
Dividend reinvestment plan	91	228	3,493	—	—	—	3,721
Cash dividend declared ($.3625 per share)	—	—	—	—	—	(34,827)	(34,827)
Treasury stock and other	(7)	—	—	—	42	—	42
Balance at March 31, 2022	96,082	$241,593	$517,843	$(32,467)	$(15,025)	$1,072,343	$1,784,287

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance at September 30, 2020	95,949	$240,243	$491,982	$(44,315)	$8,485	$947,501	$1,643,896
Net income	—	—	—	—	—	81,045	81,045
Other comprehensive income	—	—	—	1,043	—	—	1,043
Common stock issued:
Incentive compensation plan	50	124	5,410	—	—	—	5,534
Dividend reinvestment plan (1)	140	—	(4,502)	—	5,593	—	1,091
Cash dividend declared ($.3325 per share)	—	—	—	—	—	(31,966)	(31,966)
Treasury stock and other	—	—	—	—	(2,429)	—	(2,429)
Balance at December 31, 2020	96,139	$240,367	$492,890	$(43,272)	$11,649	$996,580	$1,698,214
Net income	—	—	—	—	—	149,809	149,809
Other comprehensive loss	—	—	—	1,076	—	—	1,076
Common stock issued:
Incentive plan	28	72	1,144	—	—	—	1,216
Dividend reinvestment plan	103	58	3,521	—	—	—	3,579
Common stock offering	—	—	(388)	—	—	—	(388)
Cash dividend declared ($.3325 per share)	—	—	—	—	—	(32,007)	(32,007)
Treasury stock and other	(8)	—	—	—	334	—	334
Balance at March 31, 2021	96,262	$240,497	$497,167	$(42,196)	$11,983	$1,114,382	$1,821,833
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
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

The Company provides regulated natural gas distribution services, transmission and storage services and operates certain unregulated businesses primarily through the following:

NJNG provides natural gas utility service to approximately 568,100 customers throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission and GAAP. The September 30, 2021 Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2021 Annual Report on Form 10-K.

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

The Company continues to closely monitor developments related to the COVID-19 pandemic and has, when appropriate, taken steps to ensure business continuity in the safe operation of its business. These steps include working from home for office-based employees utilizing a newly implemented hybrid schedule, limiting direct contact with customers and suspending late payment fees for utility customers. While the Company and many businesses are beginning to return to normal operating practices, this remains an evolving situation. The timing for recovery of businesses and local economies, resurgences or mutations of the virus, and any potential future shutdowns remains unknown. Throughout the COVID-19 pandemic, the Company has continued to provide essential services to our customers. Both the Company and NJNG continue to have sufficient liquidity to meet their current obligations and business operations remain fundamentally unchanged at this time. The Company will continue to monitor developments affecting its employees, customers, and operations and take additional steps to address the COVID-19 pandemic and its impacts, as necessary. The Company considered the impacts of COVID-19 on the assumptions and estimates used and determined that there have been no material adverse impacts on the Company’s results of operations as of March 31, 2022.

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

During December 2020, Energy Services entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts, which commenced on November 1, 2021. The AMAs include a series of temporary and permanent releases and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. Energy Services recognized $10.3 million and $32.4 million of operating revenue on the Unaudited Condensed Consolidated Statements of Operations during the three and six months ended March 31, 2022, respectively. Amounts received in excess of revenue totaling $54.4 million are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2022.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	March 31, 2022	September 30, 2021	March 31, 2021
Balance Sheet
Cash and cash equivalents	$13,906	$4,749	$57,654
Restricted cash in other noncurrent assets	$1,294	$1,294	$1,321
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$15,200	$6,043	$58,975

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

Loans Receivable

NJNG currently provides loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Unaudited Condensed Consolidated Balance Sheets. The Company has $14.5 million and $14.2 million recorded in other current assets and $33.7 million and $32.3 million in other noncurrent assets as of March 31, 2022 and September 30, 2021, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans. The Company regularly evaluates the credit quality and collection profile of its customers. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of March 31, 2022 and September 30, 2021, the Company has not recorded any impairments for SAVEGREEN loans.

Natural Gas in Storage

The following table summarizes natural gas in storage, at average cost by segment as of:

	March 31, 2022		September 30, 2021
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
Natural Gas Distribution	$31,066	4.9	$115,824	27.6
Energy Services	35,234	7.4	77,782	18.8
Total	$66,300	12.3	$193,606	46.4

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

The following tables present the software costs included in the Unaudited Condensed Consolidated Financial Statements:

(Thousands)	March 31, 2022	September 30, 2021
Balance Sheets
Utility plant, at cost	$16,959	$16,543
Construction work in progress	$20,752	$7,801
Nonutility plant and equipment, at cost	$344	$338
Construction work in progress	$—	$8
Accumulated depreciation and amortization, utility plant	$(1,944)	$(1,333)
Accumulated depreciation and amortization, nonutility plant and equipment	$(19)	$(29)
Software costs	$5,714	$5,582

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Statements of Operations	2022	2021	2022	2021
Operation and maintenance (1)	$2,828	$2,847	$5,351	$4,770
Depreciation and amortization	$303	$270	$602	$523
(1)During the three and six months ended March 31, 2022, approximately $113,000 and $225,000, respectively, was amortized from software costs into O&M. During the three and six months ended March 31, 2021, approximately $111,000 and $188,000, respectively, was amortized from software costs into O&M.

Sale Leasebacks

NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to renew the lease or repurchase the asset at the end of the term. Proceeds from sale leaseback transactions are accounted for as financing arrangements and are included in long-term debt on the Unaudited Condensed Consolidated Balance Sheets. NJNG received $17.3 million during the six months ended March 31, 2022, in connection with the sale leaseback of its natural gas meters. There were no natural gas meter sale leasebacks recorded during the six months ended March 31, 2021.

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

Clean Energy Ventures received proceeds of $3.3 million and $12.1 million during the six months ended March 31, 2022 and 2021, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive (Loss) Income

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of related tax effects during the three months ended March 31, 2022 and 2021:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance at December 31, 2021	$(9,112)	$(24,386)		$(33,498)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(80), $(232), $(312), respectively	263	768	(1)	1,031
Balance at March 31, 2022	$(8,849)	$(23,618)		$(32,467)

Balance at December 31, 2020	$(10,166)	$(33,106)		$(43,272)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(79), $(244), $(323)	263	813	(1)	1,076
Balance at March 31, 2021	$(9,903)	$(32,293)		$(42,196)

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of related tax effects during the six months ended March 31, 2022 and 2021:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance at September 30, 2021	$(9,376)	$(25,152)		$(34,528)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(159), $(465), $(624), respectively	527	1,534	(1)	2,061
Balance at March 31, 2022	$(8,849)	$(23,618)		$(32,467)

Balance at September 30, 2020	$(10,397)	$(33,918)		$(44,315)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(191), $(489) and $(680)	494	1,625	(1)	2,119
Balance at March 31, 2021	$(9,903)	$(32,293)		$(42,196)
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

Derivatives and Hedging

In March 2022, the FASB issued ASU No. 2022-01, an amendment to ASC 815, Derivatives and Hedging, which addresses fair value hedge accounting of interest rate risk for portfolios of financial assets. This update further clarifies guidance previously released in ASU 2017-12 which established the "last-of-layer" method and this update renames that method to the “portfolio layer” method. The guidance is effective for the Company beginning October 1, 2023, and the transition method can be on a prospective basis for a multiple-layer hedging strategy or a modified retrospective basis for a portfolio layer method. The Company does not currently apply hedge accounting to any of its risk management activities and thus does not expect the amendments to have an impact on its financial position, results of operations, cash flows and disclosures upon adoption.

Financial Instruments

In March 2022, the FASB issued ASU No. 2022-02, an amendment to ASC 326, Financial Instruments-Credit Losses, which eliminates the accounting guidance for creditors in troubled debt restructuring. It also aligns conflicting disclosure requirement guidance in ASC 326 by requiring disclosure of current-period gross write-offs by year of origination. The amendment also adds new disclosures for creditors with loan refinancing and restructuring for borrowers experiencing financial difficulty. The guidance is effective for the Company beginning October 1, 2023, and the Company can elect to apply it either on a modified retrospective or prospective basis. At this time, the Company has not experienced a troubled debt restructuring and thus does not expect the amendments to have an impact on its financial position, results of operations and cash flows upon adoption. The Company is currently evaluating the amendments to understand the impact on its disclosures upon adoption.

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

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the three months ended March 31, 2022 and 2021, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures		Energy Services	Storage and Transportation	Home Services and Other	Total
2022
Natural gas utility sales	$381,861	—		—	—	—	$381,861
Natural gas services	—	—		17,309	13,342	—	30,651
Service contracts	—	—		—	—	8,492	8,492
Installations and maintenance	—	—		—	—	4,730	4,730
Renewable energy certificates	—	1,019		—	—	—	1,019
Electricity sales	—	6,846		—	—	—	6,846
Eliminations (1)	(338)	—		—	(537)	(81)	(956)
Revenues from contracts with customers	381,523	7,865		17,309	12,805	13,141	432,643
Alternative revenue programs (2)	2,504	—		—	—	—	2,504
Derivative instruments	79,447	3,962	(3)	395,336	—	—	478,745
Eliminations (1)	—	—		(1,576)	—	—	(1,576)
Revenues out of scope	81,951	3,962		393,760	—	—	479,673
Total operating revenues	$463,474	11,827		411,069	12,805	13,141	$912,316
2021
Natural gas utility sales	$296,888	—		—	—	—	$296,888
Natural gas services	—	—		11,011	13,926	—	24,937
Service contracts	—	—		—	—	8,314	8,314
Installations and maintenance	—	—		—	—	4,459	4,459
Renewable energy certificates	—	817		—	—	—	817
Electricity sales	—	4,882		—	—	—	4,882
Eliminations (1)	—	—		—	(669)	(252)	(921)
Revenues from contracts with customers	296,888	5,699		11,011	13,257	12,521	339,376
Alternative revenue programs (2)	(6,664)	—		—	—	—	(6,664)
Derivative instruments	19,943	777	(3)	451,558	—	—	472,278
Eliminations (1)	—	—		(2,803)	—	—	(2,803)
Revenues out of scope	13,279	777		448,755	—	—	462,811
Total operating revenues	$310,167	6,476		459,766	13,257	12,521	$802,187
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the six months ended March 31, 2022 and 2021, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures		Energy Services	Storage and Transportation	Home Services and Other	Total
2022
Natural gas utility sales (1)	$605,657	—		—	—	—	$605,657
Natural gas services	—	—		45,188	25,485	—	70,673
Service contracts	—	—		—	—	16,959	16,959
Installations and maintenance	—	—		—	—	10,214	10,214
Renewable energy certificates	—	1,865		—	—	—	1,865
Electricity sales	—	13,316		—	—	—	13,316
Eliminations (2)	(675)	—		—	(1,096)	(180)	(1,951)
Revenues from contracts with customers	604,982	15,181		45,188	24,389	26,993	716,733
Alternative revenue programs (3)	13,158	—		—	—	—	13,158
Derivative instruments	119,769	6,829	(4)	736,701	—	—	863,299
Eliminations (2)	—	—		(5,032)	—	—	(5,032)
Revenues out of scope	132,927	6,829		731,669	—	—	871,425
Total operating revenues	$737,909	22,010		776,857	24,389	26,993	$1,588,158
2021
Natural gas utility sales	$486,252	—		—	—	—	$486,252
Natural gas services	—	—		17,439	27,030	—	44,469
Service contracts	—	—		—	—	16,573	16,573
Installations and maintenance	—	—		—	—	8,777	8,777
Renewable energy certificates	—	1,507		—	—	—	1,507
Electricity sales	—	9,270		—	—	—	9,270
Eliminations (1)	—	—		—	(1,326)	(419)	(1,745)
Revenues from contracts with customers	486,252	10,777		17,439	25,704	24,931	565,103
Alternative revenue programs (3)	(5,096)	—		—	—	—	(5,096)
Derivative instruments	24,740	2,069	(4)	674,607	—	—	24,740
Eliminations (2)	—	—		(4,931)	—	—	(4,931)
Revenues out of scope	19,644	2,069		669,676	—	—	691,389
Total operating revenues	$505,896	12,846		687,115	25,704	24,931	$1,256,492
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the three months ended March 31, 2022 and 2021, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
2022
Residential	$286,205	2,991	—	—	13,105	$302,301
Commercial and industrial	60,106	4,874	17,309	12,805	36	95,130
Firm transportation	34,636	—	—	—	—	34,636
Interruptible and off-tariff	576	—	—	—	—	576
Revenues out of scope	81,951	3,962	393,760	—	—	479,673
Total operating revenues	$463,474	11,827	411,069	12,805	13,141	$912,316
2021
Residential	$225,174	2,692	—	—	12,234	$240,100
Commercial and industrial	42,824	3,007	11,011	13,257	287	70,386
Firm transportation	28,190	—	—	—	—	28,190
Interruptible and off-tariff	700	—	—	—	—	700
Revenues out of scope	13,279	777	448,755	—	—	462,811
Total operating revenues	$310,167	6,476	459,766	13,257	12,521	$802,187

Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the six months ended March 31, 2022 and 2021, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
2022
Residential	$437,513	5,963	—	—	26,880	$470,356
Commercial and industrial	107,290	9,218	45,188	24,389	113	186,198
Firm transportation	57,311	—	—	—	—	57,311
Interruptible and off-tariff	2,868	—	—	—	—	2,868
Revenues out of scope	132,927	6,829	731,669	—	—	871,425
Total operating revenues	$737,909	22,010	776,857	24,389	26,993	$1,588,158
2021
Residential	$362,398	5,414	—	—	24,438	$392,250
Commercial and industrial	72,053	5,363	17,439	25,704	493	121,052
Firm transportation	49,294	—	—	—	—	49,294
Interruptible and off-tariff	2,507	—	—	—	—	2,507
Revenues out of scope	19,644	2,069	669,676	—	—	691,389
Total operating revenues	$505,896	12,846	687,115	25,704	24,931	$1,256,492

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the six months ended March 31, 2022 and 2021, are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of September 30, 2021	$212,838	$10,351	$32,586
Increase (Decrease)	60,475	45,919	(12,302)
Balance as of March 31, 2022	$273,313	$56,270	$20,284
Balance as of September 30, 2020	$134,173	$9,226	$25,934
Increase (Decrease)	103,056	32,715	(5,171)
Balance as of March 31, 2021	$237,229	$41,941	$20,763

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2022 and September 30, 2021:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
March 31, 2022
Customer accounts receivable
Billed	$154,380	5,239	107,262	4,385	2,047	$273,313
Unbilled	54,675	1,595	—	—	—	56,270
Customers' credit balances and deposits	(20,284)	—	—	—	—	(20,284)
Total	$188,771	6,834	107,262	4,385	2,047	$309,299
September 30, 2021
Customer accounts receivable
Billed	$54,514	5,534	147,087	3,956	1,747	$212,838
Unbilled	8,427	1,924	—	—	—	10,351
Customers' credit balances and deposits	(32,586)	—	—	—	—	(32,586)
Total	$30,355	7,458	147,087	3,956	1,747	$190,603

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for NJNG are comprised of the following:

(Thousands)	March 31, 2022	September 30, 2021
Regulatory assets-current
New Jersey Clean Energy Program	$6,608	$16,308
Conservation Incentive Program	24,997	11,839
Other current regulatory assets	1,241	1,554
Total current regulatory assets	$32,846	$29,701
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$65,523	$58,483
Liability for future expenditures	121,615	135,012
Deferred income taxes	39,857	39,694
SAVEGREEN	33,917	32,941
Postemployment and other benefit costs	111,918	117,194
Deferred storm damage costs	3,257	4,343
Cost of removal	100,423	99,238
Other noncurrent regulatory assets	32,040	32,695
Total noncurrent regulatory assets	$508,550	$519,600
Regulatory liability-current
Overrecovered natural gas costs	$27,133	$5,510
Derivatives at fair value, net	60,931	22,497
Total current regulatory liabilities	$88,064	$28,007
Regulatory liabilities-noncurrent
Tax Act impact (1)	$187,876	$190,386
Derivatives at fair value, net	—	1,166
Other noncurrent regulatory liabilities	590	336
Total noncurrent regulatory liabilities	$188,466	$191,888
(1)Reflects the re-measurement and subsequent amortization of NJNG's net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act, an Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017.

As of March 31, 2022, other noncurrent regulatory assets include deferred pandemic costs of $7.5 million primarily related to a portion of bad debt associated with customer accounts receivable resulting from the impacts of the ongoing COVID-19 pandemic. These costs are eligible for future regulatory recovery. There were no deferred pandemic costs as of September 30, 2021.

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for Adelphia Gateway are comprised of the following:

(Thousands)	March 31, 2022	September 30, 2021
Total current regulatory assets	$871	$417
Total noncurrent regulatory assets	$4,456	$2,499
Total noncurrent regulatory liabilities	$2,984	$1,163

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•On November 17, 2021, the BPU approved a $2.9 million increase to the annual revenues credited to BGSS, a $13.0 million annual increase related to its balancing charge, as well as changes to CIP rates, which will result in a $6.3 million decrease to the annual recovery, effective December 1, 2021. On April 6, 2022, the BPU and Rate Counsel executed a Stipulation for final BGSS/CIP rates. The BGSS, CIP, and balancing charge rates are currently in effect, on an interim basis, so there is no further rate impact to customers with this filing.

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

•On March 23, 2022, the BPU approved NJNG's annual filing to increase the RAC by $600,000 and decrease the NJCEP by $2.9 million, effective April 1, 2022.

•On March 31, 2022, NJNG filed its first rate recovery request for its BPU approved IIP with capital expenditures estimated at $25.6 million, including AFUDC through June 30, 2022.

•On April 22, 2022, NJNG filed a petition with the BPU seeking authority to issue up to $500 million in Medium Term Notes over a 3-year period.
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

Fair Value of Derivatives

The following table presents the fair value of the Company's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Derivatives at Fair Value
		March 31, 2022		September 30, 2021
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$101	$16	$36	$16
Financial commodity contracts	Derivatives - current	111	1,887	2,046	13
Energy Services:
Physical commodity contracts	Derivatives - current	1,853	21,594	2,818	24,592
	Derivatives - noncurrent	131	19,632	333	13,237
Financial commodity contracts	Derivatives - current	19,483	21,701	30,226	62,521
	Derivatives - noncurrent	4,009	—	3,068	260
Foreign currency contracts	Derivatives - current	38	18	125	3
	Derivatives - noncurrent	—	—	2	—
Total fair value of derivatives		$25,726	$64,848	$38,654	$100,642

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

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of March 31, 2022:
Derivative assets:
Energy Services
Physical commodity contracts	$1,984	$(480)	$(200)	$1,304
Financial commodity contracts	23,492	(18,300)	—	5,192
Foreign currency contracts	38	(18)	—	20
Total Energy Services	$25,514	$(18,798)	$(200)	$6,516
Natural Gas Distribution
Physical commodity contracts	$101	$(8)	$—	$93
Financial commodity contracts	111	(111)	—	—
Total Natural Gas Distribution	$212	$(119)	$—	$93
Derivative liabilities:
Energy Services
Physical commodity contracts	$41,226	$(480)	$—	$40,746
Financial commodity contracts	21,701	(18,300)	—	3,401
Foreign currency contracts	18	(18)	—	—
Total Energy Services	$62,945	$(18,798)	$—	$44,147
Natural Gas Distribution
Physical commodity contracts	$16	$(8)	$—	$8
Financial commodity contracts	1,887	(111)	—	1,776
Total Natural Gas Distribution	$1,903	$(119)	$—	$1,784
As of September 30, 2021:
Derivative assets:
Energy Services
Physical commodity contracts	$3,151	$(894)	$(700)	$1,557
Financial commodity contracts	33,294	(33,294)	20,532	20,532
Foreign currency contracts	127	(3)	—	124
Total Energy Services	$36,572	$(34,191)	$19,832	$22,213
Natural Gas Distribution
Physical commodity contracts	$36	$(8)	$—	$28
Financial commodity contracts	2,046	(13)	—	2,033
Total Natural Gas Distribution	$2,082	$(21)	$—	$2,061
Derivative liabilities:
Energy Services
Physical commodity contracts	$37,829	$(894)	$—	$36,935
Financial commodity contracts	62,781	(33,294)	—	29,487
Foreign currency contracts	3	(3)	—	—
Total Energy Services	$100,613	$(34,191)	$—	$66,422
Natural Gas Distribution
Physical commodity contracts	$16	$(8)	$—	$8
Financial commodity contracts	13	(13)	—	—
Total Natural Gas Distribution	$29	$(21)	$—	$8
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

The following table presents the effect of derivative instruments recognized on the Unaudited Condensed Consolidated Statements of Operations for the periods set forth below:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Six Months Ended
		March 31,		March 31,
Derivatives not designated as hedging instruments:		2022	2021	2022	2021
Energy Services:
Physical commodity contracts	Operating revenues	$(11,582)	$36,419	$(11,432)	$41,671
Physical commodity contracts	Natural gas purchases	(875)	2,650	630	(2,404)
Financial commodity contracts	Natural gas purchases	(31,223)	(27,315)	29,966	20,440
Foreign currency contracts	Natural gas purchases	(14)	27	(14)	227
Total unrealized and realized (gain) loss		$(43,694)	$11,781	$19,150	$59,934

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2022	2021	2022	2021
Natural Gas Distribution:
Physical commodity contracts	$4,538	$1,091	$6,234	$1,433
Financial commodity contracts	61,485	645	46,838	(3,627)
Total unrealized and realized gain (loss)	$66,023	$1,736	$53,072	$(2,194)

During fiscal 2020, NJR entered into treasury lock transactions to fix the benchmark treasury rate associated with debt issuances that were finalized in 2020. NJR designates its treasury lock contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to interest expense on the Consolidated Statements of Operations. Pre-tax losses of $343,000 and $342,000 were reclassified from OCI into income during the three months ended March 31, 2022 and 2021, respectively, and pre-tax losses of $686,000 and $685,000 were reclassified during the six months ended March 31, 2022 and 2021, respectively.

NJNG and Energy Services had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
	Transaction Type	March 31, 2022	September 30, 2021
Natural Gas Distribution	Futures	29.6	22.2
	Physical Commodity	12.8	7.6
Energy Services	Futures	(0.7)	(13.4)
	Swaps	(0.2)	(0.3)
	Physical Commodity	7.5	0.6

Not included in the above table are Energy Services' net notional amount of foreign currency transactions of approximately $(20,000) as of March 31, 2022 and $(123,000) as of September 30, 2021, and 1.5 million and 1.4 million SRECs that were open as of March 31, 2022 and September 30, 2021, respectively.

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

(Thousands)	Balance Sheet Location	March 31, 2022	September 30, 2021
Natural Gas Distribution	Restricted broker margin accounts-current assets	$11,617	$2,790
Energy Services	Restricted broker margin accounts-current assets	$38,284	$70,050
	Restricted broker margin accounts-current liabilities	$(2,464)	$—

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of March 31, 2022. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$128,926
Noninvestment grade	9,601
Internally rated investment grade	20,566
Internally rated noninvestment grade	22,225
Total	$181,318

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. There were no derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required as of March 31, 2022. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities, excluding finance leases, debt issuance costs and solar asset financing obligations, is as follows:

(Thousands)	March 31, 2022	September 30, 2021
Carrying value (1) (2) (3)	$2,202,845	$2,102,845
Fair market value	$2,137,966	$2,288,544
(1)Excludes finance leases of $33.5 million and $20.1 million as of March 31, 2022 and September 30, 2021, respectively.
(2)Excludes NJNG's debt issuance costs of $10.1 million and $9.1 million as of March 31, 2022 and September 30, 2021, respectively.
(3)Excludes NJR's debt issuance costs of $3.6 million and $3.3 million as of March 31, 2022 and September 30, 2021, respectively.

Clean Energy Ventures enters into transactions to sell certain commercial solar assets and lease the assets back for a term specified in the lease. These transactions are considered financing obligations for accounting purposes and are recorded within long-term debt on the Unaudited Condensed Consolidated Balance Sheets. The estimated fair value of solar asset financing obligations as of March 31, 2022 and September 30, 2021 was $121.8 million and $132.5 million, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of March 31, 2022, the Company discloses its debt within Level 2 of the fair value hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2022:
Assets:
Physical commodity contracts	$—	$2,085	$—	$2,085
Financial commodity contracts	23,603	—	—	23,603
Financial commodity contracts - foreign exchange	—	38	—	38
Money market funds	39	—	—	39
Other	1,998	—	—	1,998
Total assets at fair value	$25,640	$2,123	$—	$27,763
Liabilities:
Physical commodity contracts	$—	$41,242	$—	$41,242
Financial commodity contracts	23,050	538	—	23,588
Financial commodity contracts - foreign exchange	—	18	—	18
Total liabilities at fair value	$23,050	$41,798	$—	$64,848

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2021:
Assets:
Physical commodity contracts	$—	$3,187	$—	$3,187
Financial commodity contracts	35,340	—	—	35,340
Financial commodity contracts - foreign exchange	—	127	—	127
Money market funds	41	—	—	41
Other	1,815	—	—	1,815
Total assets at fair value	$37,196	$3,314	$—	$40,510
Liabilities:
Physical commodity contracts	$—	$37,845	$—	$37,845
Financial commodity contracts	62,188	606	—	62,794
Financial commodity contracts - foreign exchange	—	3	—	3
Total liabilities at fair value	$62,188	$38,454	$—	$100,642

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INVESTMENTS IN EQUITY INVESTEES

The Company's investments in equity method investees include the following as of:

(Thousands)	March 31, 2022	September 30, 2021
Steckman Ridge (1)	$108,501	$109,050
PennEast	1,479	5,479
Total	$109,980	$114,529
(1)Includes loans with a total outstanding principal balance of $70.4 million for both March 31, 2022 and September 30, 2021, which accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

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

During the third quarter of fiscal 2021, the PennEast partnership determined that this project was no longer supported, and all further development ceased. The Company recognized an other-than-temporary impairment charge of $92.0 million, or approximately $74.5 million, net of income taxes, which represents the best estimate of the salvage value of the remaining assets of the project. Other-than-temporary impairments are recorded in equity in earnings (losses) of affiliates in the Unaudited Condensed Consolidated Statements of Operations.

On December 16, 2021, the FERC dismissed PennEast’s pending applications. The order vacates the certificate authorization for the PennEast pipeline project in light of PennEast’s response to FERC staff’s November 23, 2021 request for a status update, in which PennEast informed the Commission it is no longer developing the project.

On March 10, 2022, following the sale of certain project related assets and refunds of interconnection fees received from interstate pipelines, the PennEast board of managers approved a cash distribution to members of the partnership totaling $4.0 million per partner. The return of capital was received by the Company on March 31, 2022, and reduced the remaining carrying value of its equity method investment in PennEast to $1.5 million in the Unaudited Condensed Consolidated Balance Sheet.
8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share amounts)	2022	2021	2022	2021
Net income, as reported	$96,035	$149,809	$207,347	$230,854
Basic earnings per share
Weighted average shares of common stock outstanding-basic	96,068	96,248	96,006	96,181
Basic earnings per common share	$1.00	$1.56	$2.16	$2.40
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	96,068	96,248	96,006	96,181
Incremental shares (1)	448	370	474	417
Weighted average shares of common stock outstanding-diluted	96,516	96,618	96,480	96,598
Diluted earnings per common share (2)	$1.00	$1.55	$2.15	$2.39
(1)Incremental shares consist primarily of unvested stock awards and performance shares.
(2)There were anti-dilutive shares of 24,101 and 65,334 excluded from the calculation of diluted earnings per share related to an equity forward sale agreement during the three and six months ended March 31, 2021, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

Credit Facilities and Short-term Debt

On February 8, 2022, NJR entered into a 364-day $150 million term loan credit agreement with an interest rate based on SOFR plus 0.85 percent and expires on February 7, 2023. The Company borrowed $50 million on February 9, 2022 and $100 million on February 14, 2022.

A summary of NJR's credit facility and term loan credit agreement and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	March 31, 2022	September 30, 2021	Expiration Dates
NJR
Bank revolving credit facility (1)	$500,000	$500,000	September 2026
Notes outstanding at end of period	$152,210	$219,100
Weighted average interest rate at end of period	2.02%	1.05%
Amount available at end of period (2)	$334,325	$270,312
Bank term loan credit agreement	$150,000	$—	February 2023
Loans outstanding at end of period	$150,000	$—
Weighted average interest rate at end of period	1.04%	—%
Amount available at end of period	$—	$—
NJNG
Bank revolving credit facility (3)	$250,000	$250,000	September 2026
Commercial paper and notes outstanding at end of period	$—	$158,200
Weighted average interest rate at end of period	—%	0.17%
Amount available at end of period (4)	$249,269	$91,069
(1)Committed credit facilities, which require commitment fees of 0.10 percent on the unused amounts.
(2)Letters of credit outstanding total $13.5 million at March 31, 2022 and $10.6 million at September 30, 2021, which reduces the amount available by the same amount.
(3)Committed credit facilities, which require commitment fees of 0.075 percent on the unused amounts.
(4)Letters of credit outstanding total $731,000 at both March 31, 2022 and September 30, 2021, which reduces the amount available by the same amount.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit facility or term loan.

Long-term Debt

NJR

On February 16, 2022, NJR signed a commitment letter with a financial institution to refinance $50 million of its Senior Unsecured Notes that are currently scheduled to mature in September 2022. The new Senior Unsecured Note will be financed over a 12-year term with an interest rate of 3.64 percent maturing in September 2034.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NJNG received $17.3 million during the six months ended March 31, 2022, in connection with the sale leaseback of its natural gas meters. NJNG records a financing lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. There were no natural gas meter sale leasebacks recorded during the six months ended March 31, 2021. NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1.1 million and $1.2 million during the six months ended March 31, 2022 and 2021, respectively.

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are treated as financing obligations for accounting purposes and are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the six months ended March 31, 2022 and 2021, Clean Energy Ventures received proceeds of $3.3 million and $12.1 million, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	March 31,		March 31,		March 31,		March 31,
(Thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$2,073	$2,183	$4,146	$4,365	$1,076	$1,211	$2,152	$2,422
Interest cost	2,408	2,278	4,816	4,556	1,589	1,517	3,178	3,035
Expected return on plan assets	(5,318)	(4,851)	(10,637)	(10,075)	(1,894)	(1,565)	(3,788)	(3,248)
Recognized actuarial loss	2,186	2,861	4,372	5,723	1,421	1,978	2,842	3,955
Prior service cost (credit) amortization	26	26	51	51	(36)	(45)	(72)	(90)
Net periodic benefit cost	$1,375	$2,497	$2,748	$4,620	$2,156	$3,096	$4,312	$6,074

The Company does not expect to be required to make additional contributions to fund the pension plans during fiscal 2022 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the six months ended March 31, 2022 and 2021.

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

Effective Tax Rate

The forecasted effective tax rates were 22.3 percent and 19.9 percent, for the six months ended March 31, 2022 and 2021, respectively.

To the extent there are discrete tax items that are not included in the forecasted effective tax rate, the actual effective tax rate may differ from the estimated annual effective tax rate. During the six months ended March 31, 2022 and 2021, discrete items totaled approximately $(166,000) and $(145,000), respectively, related to excess tax expense (benefits) associated with the vesting of share-based awards. NJR’s actual effective tax rate was 22.3 percent and 19.7 percent during the six months ended March 31, 2022 and 2021, respectively.

Other Tax Items

As of March 31, 2022 and September 30, 2021, the Company has tax credit carryforwards of approximately $227.1 million and $224.2 million, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2035.

As of March 31, 2022 and September 30, 2021, the Company has state income tax net operating losses of approximately $404.8 million and $554.6 million, respectively. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred; these state carry-forward periods range from seven to 20 years and began to expire in fiscal 2021, with the majority expiring after 2035. The Company expects to utilize this entire carryforward, other than as described below.

The impairment of the equity method investment in PennEast created potential net capital loss attributes totaling approximately $61.8 million, which can only be utilized to offset capital gains income, and can be carried back three years and forward five years prior to expiration.

As of March 31, 2022, the Company has a valuation allowance totaling $23.7 million comprised of approximately $17.3 million related to the recognition of state net operating loss carryforwards, which primarily relate to New Jersey and approximately $6.4 million related to potential capital loss carryforwards resulting from the impairment of the equity method investment in PennEast, which the Company believes may not be fully utilized prior to expiration. As of September 30, 2021, the Company had a valuation allowance totaling $23.6 million related to the state net operating loss carryforwards and the potential capital loss carryforwards resulting from the impairment of the equity method investment, as previously discussed.

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
12. LEASES

Lessee Accounting

The Company determines if an arrangement is a lease at inception based on whether the Company has the right to control the use of an identified asset, the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. After the criteria is satisfied, the Company accounts for these arrangements as leases in accordance

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
with ASC 842, Leases. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, including payments at commencement that depend on an index or rate. Most leases in which the Company is the lessee do not have a readily determinable implicit rate, so an incremental borrowing rate, based on the information available at the lease commencement date, is utilized to determine the present value of lease payments. When a secured borrowing rate is not readily available, unsecured borrowing rates are adjusted for the effects of collateral to determine the incremental borrowing rate. The Company uses the implicit rate for agreements in which it is a lessor. The Company has not entered into any material agreements in which it is a lessor. Lease expense and lease income are recognized on a straight-line basis over the lease term for operating leases.

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

The Company has lease agreements with lease and non-lease components and has elected the practical expedient to combine lease and non-lease components for certain classes of leases, such as office buildings, solar land leases and office equipment. Variable payments are not considered material to the Company. The Company’s lease agreements do not contain any material residual value guarantees, material restrictions or material covenants. In July 2021, NJNG entered into 16-year lease agreements, as Lessor, with various NJR subsidiaries, as Lessees, for office space at the Company’s headquarters in Wall, New Jersey, the effects of which are eliminated in consolidation.

The following table presents the Company's lease costs included in the Unaudited Condensed Consolidated Statements of Operations:

		Three Months Ended		Six Months Ended
		March 31,		March 31,
(Thousands)	Income Statement Location	2022	2021	2022	2021
Operating lease cost (1)	Operation and maintenance	$2,915	1,356	$5,034	$3,445
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$457	$1,191	853	2,437
Interest on lease liabilities	Interest expense, net of capitalized interest	104	113	184	334
Total finance lease cost		561	1,304	1,037	2,771
Short-term lease cost	Operation and maintenance	12	127	23	254
Variable lease cost	Operation and maintenance	172	549	363	702
Total lease cost		$3,660	$3,336	$6,457	$7,172
(1)Net of capitalized costs.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents supplemental cash flow information related to leases:

	Six Months Ended
	March 31,
(Thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3,557	$2,932
Operating cash flows for finance leases	$404	$791
Financing cash flows for finance leases	$3,947	$5,690

Assets obtained or modified for operating lease liabilities totaled approximately $17,000 and $5.7 million during the three months ended March 31, 2022 and 2021, respectively, and totaled $825,000 and $13.3 million during the six months ended March 31, 2022 and 2021, respectively. Assets obtained or modified through finance lease liabilities totaled $17.3 million during the six months ended March 31, 2022. There were no assets obtained or modified through finance lease liabilities during the three months ended March 31, 2022 and the three and six months ended March 31, 2021.

The following table presents the balance and classifications of the Company's right of use assets and lease liabilities included in the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	March 31, 2022	September 30, 2021
Assets
Noncurrent
Operating lease assets	Operating lease assets	$171,207	$173,928
Finance lease assets	Utility plant	22,828	13,489
Total lease assets		$194,035	$187,417
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$4,878	$4,300
Finance lease liabilities	Current maturities of long-term debt	6,443	5,393
Noncurrent
Operating lease liabilities	Operating lease liabilities	140,036	141,363
Finance lease liabilities	Long-term debt	27,045	14,742
Total lease liabilities		$178,402	$165,798

For operating lease assets and liabilities, the weighted average remaining lease term was 29.6 years and the weighted average discount rate used in the valuation over the remaining lease term was 3.2 percent for both March 31, 2022 and September 30, 2021.

For finance lease assets and liabilities as of March 31, 2022 and September 30, 2021, the weighted average remaining lease term was 4.5 years and 3.4 years, respectively, and the weighted average discount rate used in the valuation over the remaining lease term is 2.7 percent and 3.5 percent as of March 31, 2022 and September 30, 2021, respectively.

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through September 2039, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $199.5 million at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of March 31, 2022, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2022	2023	2024	2025	2026	Thereafter
Energy Services:
Natural gas purchases	$110,029	$17,096	$—	$—	$—	$—
Storage demand fees	11,881	20,416	12,256	6,434	3,789	3,027
Pipeline demand fees	36,564	59,876	41,802	27,037	26,359	32,082
Sub-total Energy Services	$158,474	$97,388	$54,058	$33,471	$30,148	$35,109
NJNG:
Natural gas purchases	$55,151	$5,361	$—	$—	$—	$—
Storage demand fees	25,167	41,758	27,318	17,362	10,266	14,320
Pipeline demand fees	72,067	147,689	91,216	136,515	127,692	1,179,683
Sub-total NJNG	$152,385	$194,808	$118,534	$153,877	$137,958	$1,194,003
Total	$310,859	$292,196	$172,592	$187,348	$168,106	$1,229,112

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites will range from approximately $115.7 million to $178.7 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of March 31, 2022, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $121.6 million on the Unaudited Condensed Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if former MGP operations were active at the location. The preliminary assessment and site investigation activities are ongoing at the Aberdeen, NJ site location. The estimated costs to complete the preliminary assessment and site investigation phase are included in the MGP remediation liability and corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets at March 31, 2022 and September 30, 2021. NJNG will continue to gather information to determine whether the obligation exists to undertake remedial action, if any, and refine its estimate of potential costs for this site as more information becomes available.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. On March 23, 2022, the BPU approved an increase in the RAC, which increased the pre-tax annual recovery from $11.1 million to $11.7 million, effective April 1, 2022. As of March 31, 2022, $65.5 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

Information related to the Company's various reporting segments and other operations is detailed below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2022	2021	2022	2021
Operating revenues
Natural Gas Distribution
External customers	$463,474	$310,167	$737,909	$505,896
Intercompany	338	—	675	—
Clean Energy Ventures
External customers	11,827	6,476	22,010	12,846
Energy Services
External customers (1)	411,069	459,766	776,857	687,115
Intercompany	1,576	2,803	5,032	4,931
Storage and Transportation
External customers	12,805	13,257	24,389	25,704
Intercompany	537	669	1,096	1,326
Subtotal	901,626	793,138	1,567,968	1,237,818
Home Services and Other
External customers	13,141	12,521	26,993	24,931
Intercompany	81	252	180	419
Eliminations	(2,532)	(3,724)	(6,983)	(6,676)
Total	$912,316	$802,187	$1,588,158	$1,256,492
Depreciation and amortization
Natural Gas Distribution	$23,344	$19,475	$46,237	$38,644
Clean Energy Ventures	5,311	4,685	10,544	10,118
Energy Services (2)	32	13	60	55
Storage and Transportation	2,571	2,364	4,704	5,004
Subtotal	31,258	26,537	61,545	53,821
Home Services and Other	203	227	407	487
Eliminations	(26)	84	(124)	(98)
Total	$31,435	$26,848	$61,828	$54,210
Interest income (3)
Natural Gas Distribution	$191	$76	$384	$158
Clean Energy Ventures	—	240	—	240
Storage and Transportation	381	851	758	1,545
Subtotal	572	1,167	1,142	1,943
Home Services and Other	147	127	302	259
Eliminations	(231)	(237)	(455)	(476)
Total	$488	$1,057	$989	$1,726
(1)Includes sales to Canada for the Energy Services segment, which are immaterial.
(2)The amortization of acquired wholesale energy contracts is excluded above and is included in natural gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.
(3)Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2022	2021	2022	2021
Interest expense, net of capitalized interest
Natural Gas Distribution	$10,764	$9,006	$21,759	$17,980
Clean Energy Ventures	5,395	5,266	10,822	10,300
Energy Services	795	575	1,470	1,255
Storage and Transportation	1,847	3,578	3,983	7,560
Subtotal	18,801	18,425	38,034	37,095
Home Services and Other	125	1,728	369	2,844
Total	$18,926	$20,153	$38,403	$39,939
Income tax provision (benefit)
Natural Gas Distribution	$29,689	$15,622	$42,893	$23,989
Clean Energy Ventures	(1,952)	(2,714)	(3,998)	(5,800)
Energy Services	(790)	23,128	19,715	35,250
Storage and Transportation	714	873	1,057	1,519
Subtotal	27,661	36,909	59,667	54,958
Home Services and Other	256	(59)	502	59
Eliminations	893	2,207	(552)	1,481
Total	$28,810	$39,057	$59,617	$56,498
Equity in earnings of affiliates
Storage and Transportation	$1,256	$3,386	$2,312	$6,579
Eliminations	(487)	(582)	(968)	(1,100)
Total	$769	$2,804	$1,344	$5,479
Net financial earnings (loss)
Natural Gas Distribution	$102,783	$80,541	$153,863	$130,008
Clean Energy Ventures	(6,491)	(8,872)	(13,312)	(19,146)
Energy Services	29,940	96,528	47,507	98,028
Storage and Transportation	4,625	4,711	7,587	8,219
Subtotal	130,857	172,908	195,645	217,109
Home Services and Other	451	747	898	685
Eliminations	(1,102)	(3,051)	(567)	(2,533)
Total	$130,206	$170,604	$195,976	$215,261
Capital expenditures
Natural Gas Distribution	$52,000	$97,239	$125,464	$176,485
Clean Energy Ventures	41,176	18,549	66,556	40,884
Storage and Transportation	43,673	20,094	109,048	27,707
Subtotal	136,849	135,882	301,068	245,076
Home Services and Other	163	125	242	811
Total	$137,012	$136,007	$301,310	$245,887
Investments in (return of capital from) equity investees
Storage and Transportation	$(4,000)	$196	$(4,000)	$482
Total	$(4,000)	$196	$(4,000)	$482

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's assets for the various reporting segments and business operations are detailed below:

(Thousands)	March 31, 2022	September 30, 2021
Assets at end of period:
Natural Gas Distribution	$3,844,036	$3,707,461
Clean Energy Ventures	970,599	914,788
Energy Services	248,112	365,423
Storage and Transportation	965,615	862,407
Subtotal	6,028,362	5,850,079
Home Services and Other	136,300	162,134
Intercompany assets (1)	(294,658)	(289,935)
Total	$5,870,004	$5,722,278
(1)Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's reporting segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2022	2021	2022	2021
Net financial earnings	$130,206	$170,604	$195,976	$215,261
Less:
Unrealized loss (gain) on derivative instruments and related transactions	42,022	29,255	(40,169)	(8,235)
Tax effect	(9,980)	(6,954)	9,556	1,958
Effects of economic hedging related to natural gas inventory	1,155	(7,209)	24,732	(14,741)
Tax effect	(274)	1,713	(5,877)	3,503
NFE tax adjustment	1,248	3,990	387	1,922
Net income	$96,035	$149,809	$207,347	$230,854

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

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of March 31, 2022, Energy Services entered into transactions with Steckman Ridge for varying terms, all of which expire by March 31, 2024.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2022	2021	2022	2021
Natural Gas Distribution	$1,546	$1,505	$3,104	$3,073
Energy Services	337	226	625	391
Total	$1,883	$1,731	$3,729	$3,464

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	March 31, 2022	September 30, 2021
Natural Gas Distribution	$779	$778
Energy Services	76	83
Total	$855	$861

NJNG and Energy Services have entered into various AMAs, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. As of March 31, 2022, NJNG and Energy Services had one AMA with an expiration date of March 31, 2023.

NJNG has entered into a 5-year transportation precedent agreement with Adelphia Gateway for committed capacity of 130,000 Dekatherms per day, which is expected to begin during the 2nd half of fiscal 2022.

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

In July 2021, NJNG entered into 16-year lease agreements, as Lessor, with various NJR subsidiaries, as Lessees, for office space at the Company’s headquarters in Wall, New Jersey, the effects of which are eliminated in consolidation.

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
Net-metered Solar (Commercial and Residential)
Energy Services
Unregulated Wholesale Energy Services
Optimization of Natural Gas Transportation
Optimization of Natural Gas Storage
Producer Services
Asset Management
Storage and Transportation
Natural Gas Storage
Natural Gas Transportation
Equity Method Investments

In addition to our four reporting segments above, we have non-utility operations that either provide corporate support services or do not meet the criteria to be treated as a separate reporting segment. These operations, which comprise Home Services and Other, include: appliance repair services, sales and installations at NJRHS, commercial real estate holdings at CR&R and home warranty contracts at NJR Retail.

Impacts of the COVID-19 Pandemic

We continue to closely monitor developments related to the COVID-19 pandemic and have, when appropriate, taken steps intended to limit potential exposure for our employees and those we serve, including continuity in the safe operation of our business. These steps include working from home for our office-based employees utilizing a newly implemented hybrid schedule, limiting direct contact with our customers and suspending late payment fees for our utility customers. And while we, along with other businesses, are continuing to return to normal operating practices, this remains an evolving situation. The timing for recovery of businesses and local economies, resurgences or mutations of the virus, and any potential future shutdowns remains unknown. Throughout the COVID-19 pandemic, we have continued to provide essential services to our

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
customers. Both NJR and NJNG continue to have sufficient liquidity to meet their current obligations and business operations remain fundamentally unchanged at this time. We cannot predict the nature and extent of impacts to future operations, or its effects on our financial condition, results of operations and cash flows. We will continue to monitor developments affecting our employees, customers, and operations and take additional steps to address the COVID-19 pandemic and its impacts, as necessary.

Operating Results

Net income (loss) by reporting segment and operations are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2022		2021		2022		2021
Net income (loss)
Natural Gas Distribution	$102,783	107%	$80,541	54%	$153,863	74%	$130,008	56%
Clean Energy Ventures	(6,491)	(7)	(8,872)	(6)	(13,312)	(6)	(19,146)	(8)
Energy Services	(3,031)	(3)	75,662	51	62,713	30	114,534	49
Storage and Transportation	4,625	5	4,711	3	7,587	4	8,219	4
Home Services and Other	451	—	747	—	898	—	685	—
Eliminations (1)	(2,302)	(2)	(2,980)	(2)	(4,402)	(2)	(3,446)	(1)
Total	$96,035	100%	$149,809	100%	$207,347	100%	$230,854	100%
(1)    Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in net income during the three and six months ended March 31, 2022, compared with the three and six months ended March 31, 2021, was driven primarily by decreased earnings at Energy Services resulting from extreme cold weather and strong market demand during February 2021, which did not reoccur to the same extent during 2022, partially offset by the commencement of AMAs at Energy Services with an investment grade public utility, which began in November 2021 and increased earnings at NJNG due to higher base rates.

Assets by reporting segment and operations are as follows:

(Thousands)	March 31, 2022		September 30, 2021
Assets
Natural Gas Distribution	$3,844,036	66%	$3,707,461	65%
Clean Energy Ventures	970,599	17	914,788	16
Energy Services	248,112	4	365,423	6
Storage and Transportation	965,615	16	862,407	15
Home Services and Other	136,300	2	162,134	3
Intercompany assets (1)	(294,658)	(5)	(289,935)	(5)
Total	$5,870,004	100%	$5,722,278	100%
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets was due primarily to additional investment in utility plant in our Natural Gas Distribution segment, solar asset investments at Clean Energy Ventures, increased infrastructure spend in Storage and Transportation primarily related to the on-going conversion and construction of the southern end of Adelphia Gateway and an increase in accounts receivable at our Natural Gas Distribution segment, partially offset by lower gas in storage at Energy Services and our Natural Gas Distribution segment.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2022	2021	2022	2021
Net income	$96,035	$149,809	$207,347	$230,854
Add:
Unrealized loss (gain) on derivative instruments and related transactions	42,022	29,255	(40,169)	(8,235)
Tax effect	(9,980)	(6,954)	9,556	1,958
Effects of economic hedging related to natural gas inventory (1)	1,155	(7,209)	24,732	(14,741)
Tax effect	(274)	1,713	(5,877)	3,503
NFE tax adjustment	1,248	3,990	387	1,922
Net financial earnings	$130,206	$170,604	$195,976	$215,261
Basic earnings per share	$1.00	$1.56	$2.16	$2.40
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.44	0.30	(0.42)	(0.09)
Tax effect	(0.10)	(0.08)	0.10	0.02
Effects of economic hedging related to natural gas inventory (1)	0.01	(0.07)	0.26	(0.15)
Tax effect	—	0.02	(0.06)	0.04
NFE tax adjustment	0.01	0.04	—	0.02
Basic NFE per share	$1.36	$1.77	$2.04	$2.24
(1)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reporting segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2022		2021		2022		2021
Net financial earnings (loss)
Natural Gas Distribution	$102,783	79%	$80,541	47%	$153,863	79%	$130,008	60%
Clean Energy Ventures	(6,491)	(5)	(8,872)	(5)	(13,312)	(7)	(19,146)	(9)
Energy Services	29,940	23	96,528	57	47,507	24	98,028	46
Storage and Transportation	4,625	4	4,711	3	7,587	4	8,219	4
Home Services and Other	451	—	747	—	898	—	685	—
Eliminations (1)	(1,102)	(1)	(3,051)	(2)	(567)	—	(2,533)	(1)
Total	$130,206	100%	$170,604	100%	$195,976	100%	$215,261	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in NFE during the three and six months ended March 31, 2022, compared with the three and six months ended March 31, 2021, was due primarily to decreased earnings at Energy Services related to the extreme cold weather during February 2021, which did not reoccur to the same extent during 2022, partially offset by the commencement of AMAs at Energy Services and higher base rates at NJNG as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated natural gas service throughout Burlington, Middlesex, Monmouth, Morris, Ocean, and Sussex counties in New Jersey to approximately 568,100 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, including those risks associated with COVID-19, which may include but are not limited to impacts to customer growth and customer usage, customer collections, the timing and costs of capital expenditures and construction of infrastructure projects, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. In addition, NJNG may be subject to adverse economic conditions, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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
Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated pipeline integrity management and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals, for the six months ended March 31, 2022, and estimates of expected investments for fiscal 2022 and 2023:

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory oversight, environmental regulations, unforeseen events and the ability to access capital.

Infrastructure Investment Program

In February 2019, NJNG filed a petition with the BPU seeking authority to implement a five-year IIP. The IIP consisted of two components: transmission and distribution investments and information technology replacement and enhancements. The total investment for the IIP was approximately $507.0 million. All approved investments will be recovered through annual filings to adjust base rates. In October 2020, the BPU approved the Company’s transmission and distribution component of the IIP for $150.0 million over five years, effective November 1, 2020. NJNG voluntarily withdrew the information technology upgrade component and will seek to recover associated costs in future rate case proceedings. On March 31, 2022, the Company filed its first rate recovery request for its BPU approved IIP with capital expenditures estimated at $25.6 million, including AFUDC through June 30, 2022.

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

NJNG's total customers include the following:

	March 31, 2022	March 31, 2021
Firm customers
Residential	508,729	498,583
Commercial, industrial & other	32,116	31,313
Residential transport	18,675	22,574
Commercial transport	8,551	8,971
Total firm customers	568,071	561,441
Other	53	45
Total customers	568,124	561,486

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
During the six months ended March 31, 2022 and 2021, respectively, NJNG added 3,579 and 3,694 new customers. NJNG expects new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $2.9 million of incremental utility gross margin on an annualized basis.

NJNG continues to expect to add approximately 28,000 to 30,000 new customers during the three-year period of fiscal 2022 to 2024. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 65 percent of the growth will come from new construction markets and 35 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase utility gross margin under NJNG's base rates by approximately $19.1 million annually, as calculated under NJNG's CIP tariff.

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

The following table summarizes, loans, grants, rebates and related investments as of:

(Thousands)	March 31, 2022	September 30, 2021
Loans	$142,400	$132,800
Grants, rebates and related investments	112,700	98,100
Total	$255,100	$230,900

Program recoveries from customers during the six months ended March 31, 2022 and 2021, were $12.5 million and $5.3 million, respectively. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.6 percent to 10.3 percent.
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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2022	2021	2022	2021
Weather (1)	$5,523	$6,335	$21,457	$12,790
Usage	3,057	(3,839)	1,984	(3,245)
Total	$8,580	$2,496	$23,441	$9,545
(1)Compared with the 20-year average, weather was 3.0 percent warmer-than-normal and 4.1 percent warmer-than-normal during the three months ended March 31, 2022 and 2021, respectively, and 8.7 percent warmer-than-normal and 6.4 percent warmer-than-normal during the six months ended March 31, 2022 and 2021, respectively.

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

On November 17, 2021, the BPU approved a $2.9 million increase to the annual revenues credited to BGSS, a $13.0 million annual increase related to its balancing charge, as well as changes to CIP rates, which result in a $6.3 million annual recovery decrease, effective December 1, 2021. On November 19, 2021, NJNG submitted notification of its intent to self-implement an increase to its BGSS rate, which result in an approximately $24.2 million increase to annual revenues credited to BGSS, effective December 1, 2021. On April 6, 2022, the Company, BPU, and Rate Counsel executed a Stipulation for final rates. The current BGSS, CIP, and balancing charge rates remain in effect and there is no further rate impact from this filing. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers and balancing charge revenues are credited to BGSS.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Utility gross margin from incentive programs was $6.3 million and $2.1 million during the three months ended March 31, 2022 and 2021, respectively, and $10.1 million and $6.7 million during the six months ended March 31, 2022 and 2021, respectively.

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
(1) Data sourced from Standard & Poor's Financial Services, LLC Global Platts.

The maximum price per MMBtu was $17.69 and $14.57 and the minimum price was $2.42 and $0.28 for the six months ended March 31, 2022 and 2021, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Operating Results and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On March 23, 2022, the BPU approved on a final basis NJNG's annual SBC application to recover remediation expenses, including an increase in the RAC, of approximately $600,000 annually and a decrease to the NJCEP factor of approximately $2.9 million, effective April 1, 2022.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $121.6 million as of March 31, 2022, a decrease of $13.4 million compared with the prior fiscal period.

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
Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2022	2021	2022	2021
Operating revenues (1)	$463,812	$310,167	$738,584	$505,896
Operating expenses
Natural gas purchases (2)(3)	215,223	118,452	339,817	177,761
Operation and maintenance	53,024	52,951	89,455	96,589
Regulatory rider expense (4)	30,910	18,413	47,581	29,114
Depreciation and amortization	23,344	19,475	46,237	38,644
Total operating expenses	322,501	209,291	523,090	342,108
Operating income	141,311	100,876	215,494	163,788
Other income, net	1,925	4,293	3,021	8,189
Interest expense, net of capitalized interest	10,764	9,006	21,759	17,980
Income tax provision	29,689	15,622	42,893	23,989
Net income	$102,783	$80,541	$153,863	$130,008
(1)Includes nonutility revenue of approximately $338,000 and $675,000 for the three and six months ended March 31, 2022, respectively, for lease agreements with various NJR subsidiaries leasing office space from NJNG at the Company’s headquarters that commenced in July 2021, which are eliminated in consolidation. There was no nonutility revenue for the three and six months ended March 31, 2021.
(2)Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.
(3)Includes related party transactions of approximately $2.3 million and $5.2 million for the three months ended March 31, 2022 and 2021, respectively, and approximately $4.7 million and $8.4 million for the six months ended March 31, 2022 and 2021, respectively, the majority of which is eliminated in consolidation.
(4)Consists of expenses associated with state-mandated programs, the RAC and energy efficiency programs, and are calculated on a per-therm basis. These expenses are passed through to customers and are offset by corresponding revenues.

Operating Revenues and Natural Gas Purchases

Operating revenues increased by 49.5 percent and 46.0 percent and natural gas purchases increased 81.7 percent and 91.2 percent during the three and six months ended March 31, 2022, respectively, compared with the three and six months ended March 31, 2021, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The factors contributing to the increases and decreases in operating revenues and natural gas purchases are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022 v. 2021		2022 v. 2021
(Thousands)	Operating revenues	Natural gas purchases	Operating revenues	Natural gas purchases
BGSS incentives	$63,074	$58,840	$109,427	$106,006
Average BGSS rates	25,309	25,309	39,451	39,451
Base rate impact	32,757	—	41,067	—
Bill credits	11,071	11,071	20,590	20,590
Firm sales	2,356	1,097	(10,788)	(4,675)
CIP adjustments	6,084	—	13,896	—
Riders and other (1)	12,994	454	19,045	684
Total increase	$153,645	$96,771	$232,688	$162,056
(1)Other includes changes in rider rates, including those related to EE, NJCEP and other programs.

Non-GAAP Financial Measures

Management uses utility gross margin, a non-GAAP financial measure, when evaluating the operating results of NJNG. NJNG's utility gross margin is defined as operating revenues less natural gas purchases, sales tax, and regulatory rider expenses. This measure differs from gross margin as presented on a GAAP basis as it excludes certain operations and maintenance expense and depreciation and amortization. Utility gross margin may also not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries. Management believes that utility gross margin provides a meaningful basis for evaluating utility operations since natural gas costs, sales tax and regulatory rider expenses are included in operating revenues and passed through to customers and, therefore, have no effect on utility gross margin. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

Utility Gross Margin

A reconciliation of gross margin, the closest GAAP financial measure to NJNG's utility gross margin, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2022	2021	2022	2021
Operating revenues	$463,812	$310,167	$738,584	$505,896
Less:
Natural gas purchases	215,223	118,452	339,817	177,761
Operation and maintenance (1)	26,748	26,281	39,889	51,106
Regulatory rider expense	30,910	18,413	47,581	29,114
Depreciation and amortization	23,344	19,475	46,237	38,644
Gross margin	167,587	127,546	265,060	209,271
Add:
Operation and maintenance (1)	26,748	26,281	39,889	51,106
Depreciation and amortization	23,344	19,475	46,237	38,644
Utility gross margin	$217,679	$173,302	$351,186	$299,021
(1)Excludes selling, general and administrative expenses of $26.3 million and $26.7 million for the three months ended March 31, 2022 and 2021, respectively, and approximately $49.6 million and $45.5 million for the six months ended March 31, 2022 and 2021, respectively

Utility gross margin consists of three components:

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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2022		2021		2022		2021
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$155,514	23.0	$124,468	22.7	$248,119	35.6	$210,443	36.3
Commercial, industrial and other	30,120	4.3	23,050	4.3	49,222	6.6	40,090	6.7
Firm transportation	25,090	5.6	22,878	5.7	42,372	9.2	40,166	9.6
Total utility firm gross margin/throughput	210,724	32.9	170,396	32.7	339,713	51.4	290,699	52.6
BGSS incentive programs	6,349	24.0	2,114	23.6	10,113	49.1	6,692	49.5
Interruptible/off-tariff agreements	606	1.1	792	0.8	1,360	7.2	1,630	5.3
Total utility gross margin/throughput	$217,679	58.0	$173,302	57.1	$351,186	107.7	$299,021	107.4

Utility Firm Gross Margin

Utility firm gross margin increased $40.3 million and $49.0 million during the three and six months ended March 31, 2022, compared with the three and six months ended March 31, 2021, respectively, due primarily to the increase in base rates as previously discussed.

BGSS Incentive Programs

The factors contributing to the change in utility gross margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2022 v. 2021	2022 v. 2021
Off-system sales	$4,969	$6,149
Storage	(165)	(1,669)
Capacity release	(569)	(1,059)
Total increase	$4,235	$3,421

The increase in BGSS incentive programs during the three and six months ended March 31, 2022, compared with the three and six months ended March 31, 2021, was due primarily to increased margins from off-system sales, partially offset by the timing differences for storage incentive and lower capacity release volumes.

Operation and Maintenance Expense

O&M during the three months ended March 31, 2022, remained consistent with the three months ended March 31, 2021. O&M expense decreased $7.1 million during the six months ended March 31, 2022, compared with the six months ended March 31, 2021, due primarily to the deferral of bad debt costs in accordance with the July 2, 2020 BPU deferral order, partially offset by an increase in compensation, information technology expenditures and consulting fees.

Depreciation Expense

Depreciation expense increased $3.9 million and $7.6 million during the three and six months ended March 31, 2022, compared with the three and six months ended March 31, 2021, as a result of additional utility plant being placed into service.

Interest Expense

Interest expense increased $1.8 million and $3.8 million during the three and six months ended March 31, 2022, compared with the three and six months ended March 31, 2021, due primarily to increased outstanding long-term debt and lower AFUDC debt related to infrastructure projects completed and placed in service at the end of fiscal 2021.

Other Income

Other income decreased $2.4 million and $5.2 million during the three and six months ended March 31, 2022, compared with the three and six months ended March 31, 2021, due primarily to decreased AFUDC equity as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Income Tax Provision

Income tax provision increased $14.1 million and $18.9 million during the three and six months ended March 31, 2022, compared with the three and six months ended March 31, 2021, due to higher operating income and an increase in the annualized effective tax rate applied.

Net Income

Net income increased $22.2 million and $23.9 million during the three and six months ended March 31, 2022, compared with the three and six months ended March 31, 2021, due primarily to higher revenue along with decreased O&M, partially offset by higher depreciation and interest expenses and decreased other income, as previously discussed.
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
Solar

Solar projects placed in service and related expenditures are as follows:

	Three Months Ended
	March 31,
($ in Thousands)	2022			2021
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected (1)	—	—	$10	1	2.7	$5,492
Net-metered:
Residential	114	1.3	4,144	80	0.8	2,230
Total placed in service	114	1.3	$4,154	81	3.5	$7,722
	Six Months Ended
	March 31,
($ in Thousands)	2022			2021
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected (1)	1	1.0	$3,130	2	5.6	$9,175 (2)
Net-metered:
Residential	167	1.9	5,697	126	1.3	3,829
Total placed in service	168	2.9	$8,827	128	6.9	$13,004
(1)Includes projects subject to sale leaseback arrangements.
(2)Includes an operational 2.9 MW commercial solar project acquired in December 2020.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Clean Energy Ventures has approximately 370.6 MW of solar capacity in service. Projects that were placed in service through December 31, 2019, qualified for a 30-percent federal ITC. The credit declined to 26 percent for property under construction during 2020 and was originally scheduled to decline to 22 percent for property under construction during 2021 and 10 percent for any property that is under construction after 2021. On December 27, 2020, the 26 percent federal ITC was extended through the end of 2022. The credit declines to 22 percent after 2022 and to 10 percent after 2023.

Projects placed in service after December 31, 2019, also qualified for a 30 percent federal ITC if five percent or more of the total costs of a solar property are incurred before the end of the applicable year and there are continuous efforts to advance towards completion of the project, based on the IRS guidance around the ITC safe harbor determination. We have taken steps to preserve the ITC at higher rates for certain solar projects that are completed after the scheduled reduction in rates, in accordance with IRS guidance.

Clean Energy Ventures may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. The Company will continue to operate the solar assets and are responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first 5 years of in-service life, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. During the six months ended March 31, 2022 and 2021, Clean Energy Ventures received proceeds of $3.3 million and $12.1 million, respectively, in connection with the sale leaseback of commercial solar assets. There were no proceeds from sale leasebacks during the three months ended March 31, 2022 and 2021.

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

REC activity consisted of the following:	Six Months Ended
	March 31,
	2022		2021
	SRECs	TRECs	SRECs	TRECs
Inventory balance as of October 1,	108,104	6,944	35,011	9,270
RECs generated	157,902	13,261	141,071	10,310
RECs delivered	(32,200)	(12,353)	(9,495)	(5,294)
Inventory balance as of March 31,	233,806	7,852	166,587	14,286

The average SREC sales price was $212 and $218 during the six months ended March 31, 2022 and 2021, respectively, and the average TREC price was $138 and $147 during the six months ended March 31, 2022 and 2021, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Clean Energy Ventures hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory of SRECs related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2022	98%
2023	99%
2024	95%
2025	81%
2026	29%
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

Operating Results

Clean Energy Ventures’ financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2022	2021	2022	2021
Operating revenues	$11,827	$6,476	$22,010	$12,846
Operating expenses
Operation and maintenance	9,212	8,260	18,134	17,461
Depreciation and amortization	5,311	4,685	10,544	10,118
Total operating expenses	14,523	12,945	28,678	27,579
Operating loss	(2,696)	(6,469)	(6,668)	(14,733)
Other (expense) income, net	(352)	149	180	87
Interest expense, net	5,395	5,266	10,822	10,300
Income tax benefit	(1,952)	(2,714)	(3,998)	(5,800)
Net loss	$(6,491)	$(8,872)	$(13,312)	$(19,146)

Operating Revenues

Operating revenues increased $5.4 million and $9.2 million during the three and six months ended March 31, 2022, compared with the three and six months ended March 31, 2021, respectively, due primarily to increased SREC and electricity sales.

Net Loss

Net loss decreased $2.4 million and $5.8 million during the three and six months ended March 31, 2022, compared with the three and six months ended March 31, 2021, respectively, due primarily to the increased operating revenues, as previously discussed.

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

During December 2020, Energy Services entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and Energy Services may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500 million, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced on November 1, 2021. NJR will receive approximately $260 million in cash from fiscal 2022 through fiscal 2024 and $34 million per year from fiscal 2025 through fiscal 2031 under the agreements. Energy Services recognized $10.3 million and $32.4 million of operating revenue during the three and six months ended March 31, 2022, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $54.4 million as of March 31, 2022, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Energy Services’ financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2022	2021	2022	2021
Operating revenues (1)	$412,645	$462,569	$781,889	$692,046
Operating expenses
Natural gas purchases (including demand charges (2)(3))	411,146	330,280	689,833	504,117
Operation and maintenance	4,599	32,998	8,350	37,014
Depreciation and amortization	32	13	60	55
Total operating expenses	415,777	363,291	698,243	541,186
Operating (loss) income	(3,132)	99,278	83,646	150,860
Other income, net	106	87	252	179
Interest expense, net	795	575	1,470	1,255
Income tax (benefit) provision	(790)	23,128	19,715	35,250
Net (loss) income	$(3,031)	$75,662	$62,713	$114,534
(1)Includes related party transactions of approximately $1.6 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively, and approximately $5.0 million and $4.9 million for the six months ended March 31, 2022 and 2021, respectively, which are eliminated in consolidation.
(2)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to ten years.
(3)Includes related party transactions of approximately $270,000 and $226,000 for the three months ended March 31, 2022 and 2021, respectively, and approximately $495,000 and $391,000 for the six months ended March 31, 2022 and 2021, respectively, a portion of which is eliminated in consolidation.

Energy Services' portfolio of financial derivative instruments are composed of:

	Six Months Ended
	March 31,
(in Bcf)	2022	2021
Net short futures contracts	0.9	12.4

During the six months ended March 31, 2022 and 2021, the net short position resulted in an unrealized gain of $1.8 million and $5.8 million, respectively.

Operating Revenues and Natural Gas Purchases

Operating revenues decreased $49.9 million and natural gas purchases increased $80.9 million during the three months ended March 31, 2022, compared with the three months ended March 31, 2021. The decrease in operating revenues during the three months was due primarily to increased natural gas price volatility related to the extreme weather in the mid-continent and southern regions of the U.S. during February 2021, which did not reoccur to the same extent during 2022. The increase in gas purchases is due primarily to a 83.9 percent increase in natural gas prices.

Operating revenues and natural gas purchases increased $89.8 million and $185.7 million, respectively, during the six months ended March 31, 2022, compared with the six months ended March 31, 2021, due primarily to a 101.2 percent increase in natural gas prices. To a lesser extent, operating revenues also increased $32.4 million due to AMAs with an investment grade public utility that commenced in November 2021, partially offset by the extreme weather during February 2021, as previously discussed.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operation and Maintenance Expense

O&M expense decreased $28.4 million and $28.7 million during the three and six months ended March 31, 2022, compared with the three and six months ended March 31, 2021, due primarily to decreased compensation costs, charitable contributions and bad debt expense.

Income Tax Provision

Income tax provision decreased $23.9 million and $15.5 million during the three and six months ended March 31, 2022, compared with the three and six months ended March 31, 2021, respectively, due primarily to decreased operating income related to the increased natural gas prices, partially offset by decreased O&M.

Net (Loss) Income

Net income decreased $78.7 million and $51.8 million during the three and six months ended March 31, 2022, compared with the three and six months ended March 31, 2021, respectively, due primarily to decreased operating income, partially offset by lower income taxes, as previously discussed.

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

When Energy Services reconciles the most directly comparable GAAP measure to both financial margin and NFE, the current period unrealized gains and losses on derivatives are excluded as a reconciling item. Financial margin and NFE also exclude the effects of economic hedging of the value of our natural gas in storage and, therefore, only include realized gains and losses related to natural gas withdrawn from storage, effectively matching the full earnings effects of the derivatives with realized margins on the related physical natural gas flows. Financial margin differs from gross margin as defined on a GAAP basis as it excludes certain operations and maintenance expense and depreciation and amortization as well as the effects of derivatives as discussed above.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Financial Margin

A reconciliation of gross margin, the closest GAAP financial measure, to Energy Services' financial margin is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2022	2021	2022	2021
Operating revenues (1)	$412,645	$462,569	$781,889	$692,046
Less:
Natural gas purchases	411,146	330,280	689,833	504,117
Operation and maintenance (2)	3,978	20,924	7,247	24,608
Depreciation and amortization	32	13	60	55
Gross margin	(2,511)	111,352	84,749	163,266
Add:
Operation and maintenance (2)	3,978	20,924	7,247	24,608
Depreciation and amortization	32	13	60	55
Unrealized loss (gain) on derivative instruments and related transactions	40,446	29,348	(45,201)	(9,433)
Effects of economic hedging related to natural gas inventory (3)	1,155	(7,209)	24,732	(14,741)
Financial margin	$43,100	$154,428	$71,587	$163,755
(1)Includes unrealized losses related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $1.6 million and $(91,000) for the three months ended March 31, 2022 and 2021, respectively, and approximately $5.0 million and $1.2 million for the six months ended March 31, 2022 and 2021, respectively.
(2)Excludes selling, general and administrative expenses of approximately $621,000 and $12.1 million for the three months ended March 31, 2022 and 2021, respectively, and approximately $1.1 million and $12.4 million for the six months ended March 31, 2022 and 2021, respectively.
(3)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

Financial margin decreased $111.3 million and $92.2 million during the three and six months ended March 31, 2022, compared with the three and six months ended March 31, 2021, respectively, resulting primarily from the price volatility related to the extreme weather in the mid-continent and southern regions of the U.S. during February 2021, which did not reoccur to the same extent during 2022 and increased natural gas prices, partially offset by the AMAs, which commenced November 2021, as previously discussed.

Net Financial Earnings

A reconciliation of Energy Services' net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2022	2021	2022	2021
Net (loss) income	$(3,031)	$75,662	$62,713	$114,534
Add:
Unrealized loss (gain) on derivative instruments and related transactions	40,446	29,348	(45,201)	(9,433)
Tax effect (1)	(9,604)	(6,976)	10,753	2,243
Effects of economic hedging related to natural gas inventory	1,155	(7,209)	24,732	(14,741)
Tax effect	(274)	1,713	(5,877)	3,503
Net income to NFE tax adjustment	1,248	3,990	387	1,922
Net financial earnings	$29,940	$96,528	$47,507	$98,028
(1)Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $(375,000) and $23,000 for the three months ended March 31, 2022 and 2021, respectively, and $(1.2) million and $(284,000) for the six months ended March 31, 2022 and 2021, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NFE decreased $66.6 million and $50.5 million during the three and six months ended March 31, 2022, compared with the three and six months ended March 31, 2021, respectively, due primarily to lower financial margin, as previously discussed.

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

PennEast received a Certificate of Public Convenience and Necessity for the project from FERC in January 2018. However, because of numerous regulatory and legal challenges, we evaluated our equity investment in PennEast for impairment during fiscal 2021, and determined that it was other-than-temporarily impaired. We estimated the fair value of our investment in PennEast using probability weighted scenarios assigned to discounted future cash flows. The impairment was the result of management's estimates and assumptions regarding the likelihood of certain outcomes related to required regulatory approvals and pending legal matters, the timing and magnitude of construction costs and in-service dates, the evaluation of the current environmental and political climate as it relates to interstate pipeline development, and transportation capacity revenues and discount rates.

During the third quarter of fiscal 2021, the PennEast partnership determined that this project is no longer supported, and all further development ceased. The Company recognized an other-than-temporary impairment charge of $92.0 million, or approximately $74.5 million, net of income taxes, which represents the best estimate of the salvage value of the remaining assets of the project. Other-than-temporary impairments are recorded in equity in (losses) earnings from affiliates in the Unaudited Condensed Consolidated Statements of Operations.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
On March 10, 2022, following the sale of certain project related assets and refunds of interconnection fees received from interstate pipelines, the PennEast board of managers approved a cash distribution to members of the partnership totaling $4.0 million per partner. The distribution was received by the Company on March 31, 2022.

As of March 31, 2022, our investments in Steckman Ridge and PennEast were $108.5 million and $1.5 million, respectively.

Operating Results

The financial results of our Storage and Transportation segment are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2022	2021	2022	2021
Operating revenues (1)	$13,342	$13,926	$25,485	$27,030
Operating expenses
Natural gas purchases	337	238	1,041	471
Operation and maintenance	7,254	7,139	14,684	13,681
Depreciation and amortization	2,571	2,364	4,704	5,004
Total operating expenses	10,162	9,741	20,429	19,156
Operating income	3,180	4,185	5,056	7,874
Other income, net	2,750	1,591	5,259	2,845
Interest expense, net	1,847	3,578	3,983	7,560
Income tax provision	714	873	1,057	1,519
Equity in earnings of affiliates	1,256	3,386	2,312	6,579
Net income	$4,625	$4,711	$7,587	$8,219
(1)Includes related party transactions of approximately $536,000 and $669,000 for the three months ended March 31, 2022 and 2021, respectively, and $1.1 million and $1.3 million for the six months ended March 31, 2022 and 2021, respectively, which are eliminated in consolidation.

Operating Revenues

Operating revenues decreased $584,000 and $1.5 million during the three and six months ended March 31, 2022, compared with the three and six months ended March 31, 2021, respectively, due primarily to a decrease in hub services revenue at Leaf River.

Equity in earnings of affiliates decreased $2.1 million and $4.3 million during the three and six months ended March 31, 2022, compared with the three and six months ended March 31, 2021, respectively, due primarily to decreased AFUDC equity related to our investment in PennEast, which ceased all further development.

Other Income, Net

Other income increased $1.2 million and $2.4 million during the three and six months ended March 31, 2022, compared with the three and six months ended March 31, 2021, respectively, due primarily to increased AFUDC equity related to the Adelphia Gateway project.

Interest Expense

Interest expense decreased $1.7 million and $3.6 million during the three and six months ended March 31, 2022, compared with the three and six months ended March 31, 2021, respectively, due primarily to reduced debt related to the PennEast project.

Net Income

Net income remained relatively flat during the three months ended March 31, 2022, compared with the three months ended March 31, 2021. Net income decreased $632,000 during the six months ended March 31, 2022, compared with the six months ended March 31, 2021, due primarily to lower equity in earnings of affiliates, partially offset by higher AFUDC equity at Adelphia Gateway along with decreased interest expense, as previously discussed.

Home Services and Other Operations

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

Operating Results

The condensed financial results of Home Services and Other are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2022	2021	2022	2021
Operating revenues	$13,222	$12,773	$27,173	$25,350

Income before income taxes	$707	$688	$1,400	$744
Income tax provision (benefit)	256	(59)	502	59
Net income	$451	$747	$898	$685

Operating Revenues

Operating revenues increased $449,000 and $1.8 million during the three and six months ended March 31, 2022, compared with the three and six months ended March 31, 2021, respectively, due primarily to increased installation revenue at NJRHS.

Net Income

Net income decreased $296,000 during the three months ended March 31, 2022, compared with the three months ended March 31, 2021, due primarily to increased O&M, partially offset by increased revenue and other income along with decreased interest expense. Net income increased $213,000 during the six months ended March 31, 2022, compared with the six months ended March 31, 2021, respectively, due primarily to increased revenue and other income along with decreased interest expense, partially offset by increased O&M.

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each reporting segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

Our consolidated capital structure was as follows:

	March 31, 2022	September 30, 2021
Common stock equity	40%	38%
Long-term debt	52	51
Short-term debt	8	11
Total	100%	100%

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $3.7 million and $3.6 million of equity through the DRP during the three months ended March 31, 2022 and 2021, respectively. NJR raised approximately $7.5 million of equity through the DRP during both of the six months ended March 31, 2022 and 2021.

In March 2021, we cash settled a portion of a forward sale agreement for a payout of approximately $388,000 for 727,272 common shares.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of March 31, 2022, we had repurchased a total of approximately 17.8 million of those shares and may repurchase an additional 1.7 million shares under the approved program. There were no shares repurchased during the six months ended March 31, 2022 and 2021.

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

We believe that as of March 31, 2022, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of March 31, 2022, NJR had a revolving credit facility and a term loan totaling $650 million, with $334.3 million available under the facility.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of March 31, 2022, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $249.3 million.

Short-term borrowings were as follows:

	Three Months Ended	Six Months Ended
(Thousands)	March 31, 2022
NJR
Notes Payable to banks:
Balance at end of period	$302,210	$302,210
Weighted average interest rate at end of period	1.05%	1.05%
Average balance for the period	$385,205	$320,130
Weighted average interest rate for average balance	1.23%	1.01%
Month end maximum for the period	$401,750	$401,750
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Average balance for the period	$3,309	$5,842
Weighted average interest rate for average balance	0.58%	0.43%
Month end maximum for the period	$138,025	$177,700

Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in the November through January time frame.

NJR

Based on its average borrowings during the three and six months ended March 31, 2022, NJR's average interest rate was 1.23 percent and 1.01 percent, resulting in interest expense of approximately $794,000 and $1.6 million, respectively.

During fiscal 2021, NJR entered into a Second Amended and Restated Credit Agreement governing a $500 million NJR Credit Facility. The NJR Credit Facility expires on September 2, 2026, subject to two mutual options for a one-year extension beyond that date. The NJR Credit Facility permits the borrowing of revolving loans and swingline loans, as well as a $75 million sublimit for the issuance of letters of credit. The NJR Credit Facility also includes an accordion feature, which would allow NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in increments of $50 million up to a maximum of $250 million. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility. The credit facility is used primarily to finance its share repurchases, to satisfy Energy Services’ short-term liquidity needs and to finance, on an initial basis, unregulated investments. As of March 31, 2022, NJR had nine letters of credit outstanding totaling $13.5 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

On February 8, 2022, NJR entered into a 364-day $150 million term loan credit agreement with an interest rate based on SOFR plus 0.85 percent, which expires on February 7, 2023. The Company borrowed $50 million on February 9, 2022 and $100 million on February 14, 2022.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility or term loan credit agreement.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NJNG

As noted above, based on its average borrowings during the three and six months ended March 31, 2022, NJNG's average interest rate was 0.58 percent and 0.43 percent, resulting in interest expense of approximately $27,000 and $159,000, respectively.

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

As of March 31, 2022, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

Short-Term Debt Covenants

Borrowings under the NJR Credit Facility, term loan credit agreement and the NJNG Credit Facility are conditioned upon compliance with a maximum leverage ratio (consolidated total indebtedness to consolidated total capitalization as defined in the applicable agreements), of not more than .70 to 1.00 for NJR and .65 to 1.00 for NJNG. These revolving credit facilities and term loan credit agreement contain customary representations and warranties for transactions of this type. They also contain customary events of default and certain covenants that will limit NJR's or NJNG's ability, beyond agreed upon thresholds, to, among other things:

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Long-Term Debt

NJR

As of March 31, 2022, NJR had the following outstanding:

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

On February 16, 2022, NJR signed a commitment letter with a financial institution to refinance $50 million of its Senior Unsecured Notes that are currently scheduled to mature in September 2022, over a 12-year term with an interest rate of 3.64 percent maturing in September 2034.

Neither NJNG nor its assets are obligated or pledged to support NJR's long-term debt.

NJNG

As of March 31, 2022, NJNG's long-term debt consisted of $1.2 billion in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2061, and $27.0 million in finance leases with various maturities ranging from 2024 to 2028.

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

Sale Leaseback

NJNG

NJNG received $17.3 million during the six months ended March 31, 2022, in connection with the sale leaseback of its natural gas meters. NJNG records a financing lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG continues to evaluate this sale leaseback program based on current market conditions. Natural gas meters are excepted from the lien on NJNG property under the Mortgage Indenture. There were no natural gas meter sale leasebacks recorded during the six months ended March 31, 2021.

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are considered failed sale leasebacks for accounting purposes and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the six months ended March 31, 2022 and 2021, Clean Energy Ventures received proceeds of $3.3 million and $12.1 million, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

Contractual Obligations

As of March 31, 2022, there were NJR guarantees covering approximately $215.4 million of natural gas purchases and Energy Services demand fee commitments and eleven outstanding letters of credit totaling $14.2 million, as previously mentioned, not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJNG's total capital expenditures are projected to be between $285 million and $335 million during fiscal 2022. Total capital expenditures spent or accrued during the six months ended March 31, 2022, were $119.3 million. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of March 31, 2022, NJNG's future MGP expenditures are estimated to be $121.6 million. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
During the six months ended March 31, 2022, our Storage and Transportation segment had capital expenditures spent or accrued for the Adelphia Gateway project totaling $88.5 million and capital expenditures spent or accrued for Leaf River totaling $10.2 million. During fiscal 2022, we expect expenditures related to the Adelphia Gateway project to be between $115 million and $130 million and expenditures related to Leaf River to be between $7 million and $11 million.

During the six months ended March 31, 2022, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were $67.7 million. Clean Energy Ventures' expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. We estimate solar-related capital expenditures for projects during fiscal 2022 to be between $139 million and $157 million.

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

During December 2020, Energy Services entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and Energy Services may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500 million, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced on November 1, 2021. NJR will receive approximately $260 million in cash from fiscal 2022 through fiscal 2024 and $34 million per year from fiscal 2025 through fiscal 2031 under the agreements. During the six months ended March 31, 2022, Energy Services recognized $32.4 million of operating revenue on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $54.4 million as of March 31, 2022, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

More detailed information regarding contractual obligations is contained in Liquidity and Capital Resources - Contractual Obligations section of Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2021.
Cash Flows

Operating Activities

Cash flows from operating activities during the six months ended March 31, 2022, totaled $330.5 million, compared with $356.3 million during the six months ended March 31, 2021. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The decrease of $25.8 million in operating cash flows during the six months ended March 31, 2022, compared with the six months ended March 31, 2021, was due primarily to outsized performance at Energy Services during February 2021 that did not reoccur during fiscal 2022, partially offset by the AMAs, which commenced November 2021, as previously discussed.

Investing Activities

Cash flows used in investing activities totaled $296.8 million during the six months ended March 31, 2022, compared with $245.5 million during the six months ended March 31, 2021. The increase of $51.3 million was due primarily to an increase in capital expenditures for Storage and Transportation related to the conversion of the southern portion of Adelphia Gateway's pipeline to natural gas along with increased solar expenditures, partially offset by decreased utility plant expenditures.

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

Cash flows used in financing activities totaled $24.5 million during the six months ended March 31, 2022, compared with $171.2 million during the six months ended March 31, 2021. The decrease of $146.8 million is due primarily to the new $150 million term loans at NJR, the $100 million issuance of long-term debt at NJNG, along with proceeds of $17.3 million for meter sale leasebacks at NJNG, partially offset by increased payments of short-term debt at NJNG and lower proceeds from solar sale leasebacks at Clean Energy Ventures.

Credit Ratings

The table below summarizes NJNG's credit ratings as of March 31, 2022, issued by two rating entities, Moody's and Fitch:

	Moody's	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-2	F-2
Senior Secured	A1	A+
Ratings Outlook	Stable	Stable

Fitch ratings and outlook were reaffirmed on April 14, 2022. The Moody's ratings and outlook were reaffirmed on May 11, 2021. NJNG's Moody's and Fitch ratings are investment-grade ratings. NJR is not a rated entity.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2021	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2022
Natural Gas Distribution	$2,033	(3,421)	388	$(1,776)
Energy Services	(29,487)	(18,490)	(49,768)	1,791
Total	$(27,454)	(21,911)	(49,380)	$15

There were no changes in methods of valuations during the six months ended March 31, 2022.

The following is a summary of fair market value of financial derivatives as of March 31, 2022, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2022	2023	2024 - 2026	After 2026	Total Fair Value
Price based on NYMEX/CME	$(416)	(122)	—	—	$(538)
Price based on ICE	(1,224)	(719)	2,496	—	553
Total	$(1,640)	(841)	2,496	—	$15

The following is a summary of financial derivatives by type as of March 31, 2022:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	29.6	$2.55-$11.54	$(1,776)
Energy Services	Futures	(0.7)	$2.41-$8.14	2,329
	Swaps	(0.2)	$2.72-$3.03	(538)
Total				$15
(1)    Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2021	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2022
Natural Gas Distribution - Prices based on other external data	$20	4,381	4,316	$85
Energy Services - Prices based on other external data	(34,678)	(12,085)	(7,521)	(39,242)
Total	$(34,658)	(7,704)	(3,205)	$(39,157)

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $2.5 million. This analysis does not include potential changes to reported credit adjustments embedded in the $(6.8) million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(1,231)	$(2,463)	$(3,694)	$(4,926)
Ending derivative fair value	$(6,805)	$(8,036)	$(9,268)	$(10,499)	$(11,731)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$1,231	$2,463	$3,694	$4,926
Ending derivative fair value	$(6,805)	$(5,574)	$(4,342)	$(3,111)	$(1,879)
Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of March 31, 2022. Gross credit exposure for Energy Services is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for Storage and Transportation is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Energy Services', Clean Energy Ventures' and Storage and Transportation's counterparty credit exposure as of March 31, 2022, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$111,418	$88,099
Noninvestment grade	9,568	492
Internally rated investment grade	19,625	14,072
Internally rated noninvestment grade	21,250	9,980
Total	$161,861	$112,643

NJNG's counterparty credit exposure as of March 31, 2022, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$17,508	$15,343
Noninvestment grade	33	—
Internally rated investment grade	941	209
Internally rated noninvestment grade	975	66
Total	$19,457	$15,618

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2021, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended March 31, 2022, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of our 2021 Annual Report on Form 10-K includes a detailed discussion of our risk factors. Those risks and uncertainties have the potential to materially affect our financial condition and results of operations. There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, of our 2021 Annual Report on Form 10-K, except the following, which is an additional risk factor that should be read to supplement the previously disclosed risk factors:

Inflation and increased natural gas costs could adversely impact NJNG’s customer base and customer collections and increase its level of indebtedness.

Inflation has caused increases in certain operating and capital costs. NJR has a process in place to continually review the adequacy of NJNG’s rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those rates. The ability to control expenses is an important factor that will influence future results.

Rapid increases in the price of purchased gas may cause NJNG to experience a significant increase in short-term debt because it must pay suppliers for gas when it is purchased, which can be significantly in advance of when these costs may be recovered through the collection of monthly customer bills for gas delivered. Increases in purchased gas costs could also slow collection efforts as customers are more likely to delay the payment of their gas bills, leading to higher-than-normal accounts receivable. This situation could also result in higher short-term debt levels and increased bad debt expense.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended March 31, 2022:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
01/01/22 - 01/31/22	—	—	—	1,685,053
02/01/22 - 02/28/22	—	—	—	1,685,053
03/01/22 - 03/31/22	—	—	—	1,685,053
Total	—	$—	—	1,685,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of March 31, 2022, included 19.5 million shares of common stock for repurchase, of which, approximately 1.7 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1+	Incentive Award Agreement, by and between New Jersey Resources Corporation and Timothy F. Shea, dated as of January 26, 2022

10.2
$150,000,000 Term Loan Credit Agreement, dated as of February 8, 2022, by and among NJR, the guarantors thereto and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on February 11, 2021)

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended March 31, 2022, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	May 5, 2022
By:/s/ Roberto F. Bel
Roberto F. Bel
Senior Vice President and
Chief Financial Officer