Form 10-Q
period 2022-06-30
NEW JERSEY RESOURCES CORP
filed 2022-08-04
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of August 1, 2022 was 96,228,378.

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
•impacts of inflation, including the current inflationary environment, and increased natural gas costs;
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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2022	2021	2022	2021
OPERATING REVENUES
Utility	$199,357	$127,626	$937,266	$633,522
Nonutility	352,978	239,967	1,203,227	990,563
Total operating revenues	552,335	367,593	2,140,493	1,624,085
OPERATING EXPENSES
Natural gas purchases:
Utility	100,277	41,785	435,438	211,165
Nonutility	290,806	236,464	980,135	740,199
Related parties	1,838	1,699	5,567	5,163
Operation and maintenance	88,373	81,878	243,143	265,779
Regulatory rider expenses	8,360	5,456	55,941	34,570
Depreciation and amortization	32,872	27,767	94,700	81,977
Total operating expenses	522,526	395,049	1,814,924	1,338,853
OPERATING INCOME (LOSS)	29,809	(27,456)	325,569	285,232
Other income, net	4,288	4,817	12,551	13,941
Interest expense, net of capitalized interest	21,411	18,744	59,814	58,683
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	12,686	(41,383)	278,306	240,490
Income tax provision (benefit)	4,434	(18,785)	64,051	37,713
Equity in earnings (loss) of affiliates	4,801	(89,233)	6,145	(83,754)
NET INCOME (LOSS)	$13,053	$(111,831)	$220,400	$119,023

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.14	$(1.16)	$2.29	$1.24
Diluted	$0.14	$(1.16)	$2.28	$1.23
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	96,154	96,348	96,055	96,237
Diluted	96,620	96,348	96,527	96,629

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2022	2021	2022	2021
Net income (loss)	$13,053	$(111,831)	$220,400	$119,023
Other comprehensive income, net of tax
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(79), $(79), $(238) and $(270), respectively	262	264	789	758
Adjustment to postemployment benefit obligation, net of tax of $(232), $(245), $(697) and $(734), respectively	768	812	2,302	2,437
Other comprehensive income	$1,030	$1,076	$3,091	$3,195
Comprehensive income (loss)	$14,083	$(110,755)	$223,491	$122,218

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,
(Thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$220,400	$119,023
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) loss on derivative instruments	(58,060)	13,627
Impairment of equity method investment	—	92,000
Depreciation and amortization	94,700	81,977
Amortization of acquired wholesale energy contracts	2,016	4,000
Allowance for equity used during construction	(9,197)	(16,820)
Allowance for doubtful accounts	1,768	15,288
Non cash lease expense	3,720	3,048
Deferred income taxes	37,547	4,816
Equivalent value of ITCs recognized on equipment financing	(1,060)	—
Manufactured gas plant remediation costs	(16,341)	(23,775)
Equity in earnings, net of distributions received from equity investees	—	(3,469)
Cost of removal - asset retirement obligations	(847)	(768)
Contributions to postemployment benefit plans	(2,702)	(2,347)
Taxes related to stock-based compensation	(164)	(149)
Changes in:
Components of working capital	(97,572)	(9,805)
Other noncurrent assets	(7,639)	53,430
Other noncurrent liabilities	69,308	11,720
Cash flows from operating activities	235,877	341,796
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(177,559)	(289,205)
Solar equipment	(105,504)	(51,545)
Storage and Transportation and other	(130,170)	(51,241)
Cost of removal	(27,881)	(37,922)
Distribution from equity investees in excess of equity in earnings	690	733
Investments in equity investees, net of return of capital	5,479	(690)
Cash flows used in investing activities	(434,945)	(429,870)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from long-term debt	310,000	—
Payments of long-term debt	(14,223)	(10,463)
Proceeds from term loan	150,000	—
(Payments of) proceeds from short-term debt, net	(156,950)	50,950
Proceeds from sale leaseback transactions - solar	3,300	17,673
Proceeds from sale leaseback transactions	17,300	—
Payments of common stock dividends	(95,691)	(90,377)
Cash settlement of equity forward agreement	—	(2,823)
Proceeds from issuance of common stock - DRP	11,076	11,520
Tax withholding payments related to net settled stock compensation	(3,794)	(1,819)
Cash flows from (used in) financing activities	221,018	(25,339)
Change in cash, cash equivalents and restricted cash	21,950	(113,413)
Cash, cash equivalents and restricted cash at beginning of period	6,043	119,423
Cash, cash equivalents and restricted cash at end of period	$27,993	$6,010
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(61,836)	$(75,730)
Inventories	(12,672)	42,639
Recovery of natural gas costs	3,772	(19,208)
Natural gas purchases payable	33,362	20,073
Natural gas purchases payable - related parties	(6)	72
Deferred revenue	44,304	(798)
Accounts payable and other	(70,194)	13,453
Prepaid expenses	(1,219)	(3,624)
Prepaid and accrued taxes	18,770	(7,236)
Restricted broker margin accounts	(47,643)	25,308
Customers' credit balances and deposits	(10,370)	(3,235)
Other current assets	6,160	(1,519)
Total	$(97,572)	$(9,805)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$65,385	$66,322
Income taxes	$3,763	$5,357
Accrued capital expenditures	$40,833	$36,988

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
(Thousands)	June 30, 2022	September 30, 2021
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$3,512,796	$3,324,611
Construction work in progress	152,894	182,196
Nonutility plant and equipment, at cost	1,271,786	1,124,896
Construction work in progress	447,964	365,346
Total property, plant and equipment	5,385,440	4,997,049
Accumulated depreciation and amortization, utility plant	(648,817)	(611,827)
Accumulated depreciation and amortization, nonutility plant and equipment	(196,002)	(171,709)
Property, plant and equipment, net	4,540,621	4,213,513
CURRENT ASSETS
Cash and cash equivalents	27,693	4,749
Customer accounts receivable
Billed	268,043	212,838
Unbilled revenues	15,032	10,351
Allowance for doubtful accounts	(22,612)	(24,652)
Regulatory assets	42,320	30,118
Natural gas in storage, at average cost	203,438	193,606
Materials and supplies, at average cost	22,401	19,561
Prepaid expenses	9,385	8,166
Prepaid and accrued taxes	36,076	51,211
Derivatives, at fair value	20,278	35,251
Restricted broker margin accounts	96,085	72,840
Other current assets	21,943	20,235
Total current assets	740,082	634,274
NONCURRENT ASSETS
Investments in equity method investees	108,253	114,529
Regulatory assets	529,556	522,099
Operating lease assets	169,884	173,928
Derivatives, at fair value	6,472	3,403
Intangible assets, net	2,893	5,029
Software costs	5,909	5,582
Other noncurrent assets	58,251	49,921
Total noncurrent assets	881,218	874,491
Total assets	$6,161,921	$5,722,278

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CAPITALIZATION AND LIABILITIES

	(Unaudited)
(Thousands, except share data)	June 30, 2022	September 30, 2021
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding June 30, 2022 — 96,160,232; September 30, 2021 — 95,709,662	$241,596	$240,644
Premium on common stock	518,606	502,584
Accumulated other comprehensive loss, net of tax	(31,437)	(34,528)
Treasury stock at cost and other; shares June 30, 2022 — 692,472; September 30, 2021 — 762,313	(10,620)	(12,448)
Retained earnings	1,050,538	934,610
Common stock equity	1,768,683	1,630,862
Long-term debt	2,524,565	2,162,164
Total capitalization	4,293,248	3,793,026
CURRENT LIABILITIES
Current maturities of long-term debt	24,708	72,840
Short-term debt	370,350	377,300
Natural gas purchases payable	202,059	168,697
Natural gas purchases payable to related parties	855	861
Deferred revenue	46,049	1,745
Accounts payable and other	129,431	223,497
Dividends payable	34,858	34,768
Accrued taxes	6,991	3,356
Regulatory liabilities	50,574	28,007
New Jersey Clean Energy Program	17,648	16,308
Derivatives, at fair value	58,802	87,145
Operating lease liabilities	4,893	4,300
Customers' credit balances and deposits	22,216	32,586
Total current liabilities	969,434	1,051,410
NONCURRENT LIABILITIES
Deferred income taxes	202,146	163,530
Deferred investment tax credits	2,780	3,010
Deferred revenue	776	847
Derivatives, at fair value	21,369	13,497
Manufactured gas plant remediation	120,587	135,012
Postemployment employee benefit liability	166,633	169,267
Regulatory liabilities	189,876	193,051
Operating lease liabilities	139,289	141,363
Asset retirement obligation	46,972	46,306
Other noncurrent liabilities	8,811	11,959
Total noncurrent liabilities	899,239	877,842
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$6,161,921	$5,722,278

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance at September 30, 2021	95,710	$240,644	$502,584	$(34,528)	$(12,448)	$934,610	$1,630,862
Net income	—	—	—	—	—	111,312	111,312
Other comprehensive income	—	—	—	1,030	—	—	1,030
Common stock issued:
Incentive compensation plan	147	367	7,135	—	—	—	7,502
Dividend reinvestment plan	105	263	3,415	—	—	—	3,678
Cash dividend declared ($.3625 per share)	—	—	—	—	—	(34,787)	(34,787)
Treasury stock and other	—	—	—	—	(2,619)	—	(2,619)
Balance at December 31, 2021	95,962	$241,274	$513,134	$(33,498)	$(15,067)	$1,011,135	$1,716,978
Net income	—	—	—	—	—	96,035	96,035
Other comprehensive income	—	—	—	1,031	—	—	1,031
Common stock issued:
Incentive compensation plan	36	91	1,216	—	—	—	1,307
Dividend reinvestment plan	91	228	3,493	—	—	—	3,721
Cash dividend declared ($.3625 per share)	—	—	—	—	—	(34,827)	(34,827)
Treasury stock and other	(7)	—	—	—	42	—	42
Balance at March 31, 2022	96,082	$241,593	$517,843	$(32,467)	$(15,025)	$1,072,343	$1,784,287
Net income	—	—	—	—	—	13,053	13,053
Other comprehensive income	—	—	—	1,030	—	—	1,030
Common stock issued:
Incentive compensation plan	1	3	53	—	—	—	56
Dividend reinvestment plan (1)	78	—	710	—	2,826	—	3,536
Cash dividend declared ($.3625 per share)	—	—	—	—	—	(34,858)	(34,858)
Treasury stock and other	(1)	—	—	—	1,579	—	1,579
Balance at June 30, 2022	96,160	$241,596	$518,606	$(31,437)	$(10,620)	$1,050,538	$1,768,683
(1)Shares sold through the DRP issued from treasury stock at average cost, which may differ from the actual market price paid.

New Jersey Resources Corporation
Part I
ITEM 1. FINANCIAL STATEMENTS (Continued)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance at September 30, 2020	95,949	$240,243	$491,982	$(44,315)	$8,485	$947,501	$1,643,896
Net income	—	—	—	—	—	81,045	81,045
Other comprehensive income	—	—	—	1,043	—	—	1,043
Common stock issued:
Incentive compensation plan	50	124	5,410	—	—	—	5,534
Dividend reinvestment plan (1)	140	—	(4,502)	—	5,593	—	1,091
Cash dividend declared ($.3325 per share)	—	—	—	—	—	(31,966)	(31,966)
Treasury stock and other	—	—	—	—	(2,429)	—	(2,429)
Balance at December 31, 2020	96,139	$240,367	$492,890	$(43,272)	$11,649	$996,580	$1,698,214
Net income	—	—	—	—	—	149,809	149,809
Other comprehensive loss	—	—	—	1,076	—	—	1,076
Common stock issued:
Incentive plan	28	72	1,144	—	—	—	1,216
Dividend reinvestment plan	103	58	3,521	—	—	—	3,579
Common stock offering	—	—	(388)	—	—	—	(388)
Cash dividend declared ($.3325 per share)	—	—	—	—	—	(32,007)	(32,007)
Treasury stock and other	(8)	—	—	—	334	—	334
Balance at March 31, 2021	96,262	$240,497	$497,167	$(42,196)	$11,983	$1,114,382	$1,821,833
Net loss	—	—	—	—	—	(111,831)	(111,831)
Other comprehensive income	—	—	—	1,076	—	—	1,076
Common stock issued:
Incentive compensation plan	1	2	57	—	—	—	59
Dividend reinvestment plan	99	76	3,904	—	—	—	3,980
Common stock offering	—	—	(2,435)	—	—	—	(2,435)
Cash dividend declared ($.3325 per share)	—	—	—	—	—	(32,040)	(32,040)
Treasury stock and other	(1)	—	—	—	1,424	—	1,424
Balance at June 30, 2021	96,361	$240,575	$498,693	$(41,120)	$13,407	$970,511	$1,682,066
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
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

The Company provides regulated natural gas distribution services, transmission and storage services and operates certain unregulated businesses primarily through the following:

NJNG provides natural gas utility service to approximately 568,600 customers throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

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

The Company continues to closely monitor developments related to the COVID-19 pandemic and has, when appropriate, taken steps to ensure business continuity in the safe operation of its business. These steps include working from home for office-based employees utilizing a hybrid schedule, limiting direct contact with customers and suspending late payment fees for utility customers. While the Company and many businesses generally have returned to normal operating practices, this remains an evolving situation. The timing for recovery of businesses and local economies, resurgences or mutations of the virus, and any potential future shutdowns remains unknown. Throughout the COVID-19 pandemic, the Company has continued to provide essential services to our customers. Both the Company and NJNG continue to have sufficient liquidity to meet their current obligations and business operations remain fundamentally unchanged at this time. The Company will continue to monitor developments affecting its employees, customers, and operations and take additional steps to address the COVID-19 pandemic and its impacts, as necessary. The Company considered the impacts of COVID-19 on the assumptions and estimates used and determined that there have been no material adverse impacts on the Company’s results of operations as of June 30, 2022.

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

During December 2020, Energy Services entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts, which commenced on November 1, 2021. The AMAs include a series of temporary and permanent releases and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. Energy Services recognized $10.3 million and $42.7 million of operating revenue on the Unaudited Condensed Consolidated Statements of Operations during the three and nine months ended June 30, 2022, respectively. Amounts received in excess of revenue totaling $44.1 million are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	June 30, 2022	September 30, 2021	June 30, 2021
Balance Sheet
Cash and cash equivalents	$27,693	$4,749	$4,719
Restricted cash in other noncurrent assets	$300	$1,294	$1,291
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$27,993	$6,043	$6,010

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

During fiscal 2022, the Company deferred a portion of costs incurred related to bad debt for NJNG associated with customer accounts receivable as a regulatory asset resulting from the impacts of the ongoing COVID-19 pandemic. See Note 4. Regulation for additional information.

Loans Receivable

NJNG currently provides loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Unaudited Condensed Consolidated Balance Sheets. The Company has $14.4 million and $14.2 million recorded in other current assets and $33.8 million and $32.3 million in other noncurrent assets as of June 30, 2022 and September 30, 2021, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans. The Company regularly evaluates the credit quality and collection profile of its customers. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of June 30, 2022 and September 30, 2021, the Company has not recorded any impairments for SAVEGREEN loans.

Natural Gas in Storage

The following table summarizes natural gas in storage, at average cost by segment as of:

	June 30, 2022		September 30, 2021
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
Natural Gas Distribution	$119,961	18.6	$115,824	27.6
Energy Services	83,477	11.6	77,782	18.8
Total	$203,438	30.2	$193,606	46.4

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

The following tables present the software costs included in the Unaudited Condensed Consolidated Financial Statements:

(Thousands)	June 30, 2022	September 30, 2021
Balance Sheets
Utility plant, at cost	$36,974	$16,543
Construction work in progress	$10,828	$7,801
Nonutility plant and equipment, at cost	$344	$338
Construction work in progress	$1	$8
Accumulated depreciation and amortization, utility plant	$(2,578)	$(1,333)
Accumulated depreciation and amortization, nonutility plant and equipment	$(23)	$(29)
Software costs	$5,909	$5,582

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Statements of Operations	2022	2021	2022	2021
Operation and maintenance (1)	$2,835	$2,039	$8,186	$6,810
Depreciation and amortization	$637	$273	$1,239	$796
(1)During the three and nine months ended June 30, 2022, approximately $113,000 and $339,000, respectively, was amortized from software costs into O&M. During the three and nine months ended June 30, 2021, approximately $147,000 and $335,000, respectively, was amortized from software costs into O&M.

Sale Leasebacks

NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to renew the lease or repurchase the asset at the end of the term. Proceeds from sale leaseback transactions are accounted for as financing arrangements and are included in long-term debt on the Unaudited Condensed Consolidated Balance Sheets. NJNG received $17.3 million during the nine months ended June 30, 2022, in connection with the sale leaseback of its natural gas meters. There were no natural gas meter sale leasebacks recorded during the nine months ended June 30, 2021.

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

Clean Energy Ventures received proceeds of $3.3 million and $17.7 million during the nine months ended June 30, 2022 and 2021, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of related tax effects during the three months ended June 30, 2022 and 2021:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance at March 31, 2022	$(8,849)	$(23,618)		$(32,467)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(79), $(232), $(311), respectively	262	768	(1)	1,030
Balance at June 30, 2022	$(8,587)	$(22,850)		$(31,437)

Balance at March 31, 2021	$(9,903)	$(32,293)		$(42,196)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(79), $(245), $(324)	264	812	(1)	1,076
Balance at June 30, 2021	$(9,639)	$(31,481)		$(41,120)
(1)Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

The following table presents the changes in the components of accumulated other comprehensive loss, net of related tax effects during the nine months ended June 30, 2022 and 2021:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance at September 30, 2021	$(9,376)	$(25,152)		$(34,528)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(238), $(697), $(935), respectively	789	2,302	(1)	3,091
Balance at June 30, 2022	$(8,587)	$(22,850)		$(31,437)

Balance at September 30, 2020	$(10,397)	$(33,918)		$(44,315)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(270), $(734) and $(1,004)	758	2,437	(1)	3,195
Balance at June 30, 2021	$(9,639)	$(31,481)		$(41,120)
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

Leases

In July 2021, the FASB issued ASU No. 2021-05, an amendment to ASC 842, Leases, which requires a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if another classification, including sales-type or direct financing would trigger a loss at the lease commencement date. The guidance is effective for the Company beginning October 1, 2022, and the Company can elect to apply it either on a retrospective basis to leases that have commenced or have been modified under ASC 842 or on a prospective basis. The Company does not expect the amendments to have an impact on its financial position, results of operations, cash flows and disclosures upon adoption.

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

Fair Value Measurement

In June 2022, the FASB issued ASU No. 2022-03, an amendment to ASC 820, Fair Value Measurement, The amendments clarify the fair value principles when measuring the fair value of an equity security subject to a contractual sale restriction. The guidance is effective for the Company on October 1, 2024, its first fiscal year beginning after December 15, 2023, and will be applied on a prospective basis, if applicable. At this time, the Company does not have equity securities subject to contractual sale restrictions, and therefore these amendments would only impact the Company if, in the future, it entered into such transactions.

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

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the three months ended June 30, 2022 and 2021, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures		Energy Services	Storage and Transportation	Home Services and Other	Total
2022
Natural gas utility sales (1)	$180,933	—		—	—	—	$180,933
Natural gas services	—	—		20,312	16,390	—	36,702
Service contracts	—	—		—	—	8,428	8,428
Installations and maintenance	—	—		—	—	5,792	5,792
Renewable energy certificates	—	1,709		—	—	—	1,709
Electricity sales	—	11,076		—	—	—	11,076
Eliminations (2)	(338)	—		—	(611)	(52)	(1,001)
Revenues from contracts with customers	180,595	12,785		20,312	15,779	14,168	243,639
Alternative revenue programs (3)	(1,810)	—		—	—	—	(1,810)
Derivative instruments	20,572	1,010	(4)	287,503	—	—	309,085
Eliminations (1)	—	—		1,421	—	—	1,421
Revenues out of scope	18,762	1,010		288,924	—	—	308,696
Total operating revenues	$199,357	13,795		309,236	15,779	14,168	$552,335
2021
Natural gas utility sales	$118,367	—		—	—	—	$118,367
Natural gas services	—	—		4,041	11,649	—	15,690
Service contracts	—	—		—	—	8,333	8,333
Installations and maintenance	—	—		—	—	4,979	4,979
Renewable energy certificates	—	1,568		—	—	—	1,568
Electricity sales	—	7,346		—	—	—	7,346
Eliminations (1)	—	—		—	(650)	(241)	(891)
Revenues from contracts with customers	118,367	8,914		4,041	10,999	13,071	155,392
Alternative revenue programs (3)	577	—		—	—	—	577
Derivative instruments	8,682	4,467	(4)	197,553	—	—	210,702
Eliminations (1)	—	—		922	—	—	922
Revenues out of scope	9,259	4,467		198,475	—	—	212,201
Total operating revenues	$127,626	13,381		202,516	10,999	13,071	$367,593
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the nine months ended June 30, 2022 and 2021, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures		Energy Services	Storage and Transportation	Home Services and Other	Total
2022
Natural gas utility sales (1)	$786,590	—		—	—	—	$786,590
Natural gas services	—	—		65,500	41,875	—	107,375
Service contracts	—	—		—	—	25,387	25,387
Installations and maintenance	—	—		—	—	16,006	16,006
Renewable energy certificates	—	3,574		—	—	—	3,574
Electricity sales	—	24,392		—	—	—	24,392
Eliminations (2)	(1,013)	—		—	(1,707)	(232)	(2,952)
Revenues from contracts with customers	785,577	27,966		65,500	40,168	41,161	960,372
Alternative revenue programs (3)	11,348	—		—	—	—	11,348
Derivative instruments	140,341	7,839	(4)	1,024,204	—	—	1,172,384
Eliminations (2)	—	—		(3,611)	—	—	(3,611)
Revenues out of scope	151,689	7,839		1,020,593	—	—	1,180,121
Total operating revenues	$937,266	35,805		1,086,093	40,168	41,161	$2,140,493
2021
Natural gas utility sales	$604,619	—		—	—	—	$604,619
Natural gas services	—	—		21,480	38,679	—	60,159
Service contracts	—	—		—	—	24,906	24,906
Installations and maintenance	—	—		—	—	13,756	13,756
Renewable energy certificates	—	3,075		—	—	—	3,075
Electricity sales	—	16,616		—	—	—	16,616
Eliminations (1)	—	—		—	(1,976)	(660)	(2,636)
Revenues from contracts with customers	604,619	19,691		21,480	36,703	38,002	720,495
Alternative revenue programs (3)	(4,519)	—		—	—	—	(4,519)
Derivative instruments	33,422	6,536	(4)	872,160	—	—	912,118
Eliminations (2)	—	—		(4,009)	—	—	(4,009)
Revenues out of scope	28,903	6,536		868,151	—	—	903,590
Total operating revenues	$633,522	26,227		889,631	36,703	38,002	$1,624,085
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the three months ended June 30, 2022 and 2021, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
2022
Residential	$94,147	3,314	—	—	14,129	$111,590
Commercial and industrial	65,550	9,471	20,312	15,779	39	111,151
Firm transportation	19,465	—	—	—	—	19,465
Interruptible and off-tariff	1,433	—	—	—	—	1,433
Revenues out of scope	18,762	1,010	288,924	—	—	308,696
Total operating revenues	$199,357	13,795	309,236	15,779	14,168	$552,335
2021
Residential	$79,054	2,904	—	—	12,877	$94,835
Commercial and industrial	23,371	6,010	4,041	10,999	194	44,615
Firm transportation	15,052	—	—	—	—	15,052
Interruptible and off-tariff	890	—	—	—	—	890
Revenues out of scope	9,259	4,467	198,475	—	—	212,201
Total operating revenues	$127,626	13,381	202,516	10,999	13,071	$367,593

Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the nine months ended June 30, 2022 and 2021, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
2022
Residential	$531,660	9,277	—	—	41,009	$581,946
Commercial and industrial	172,840	18,689	65,500	40,168	152	297,349
Firm transportation	76,776	—	—	—	—	76,776
Interruptible and off-tariff	4,301	—	—	—	—	4,301
Revenues out of scope	151,689	7,839	1,020,593	—	—	1,180,121
Total operating revenues	$937,266	35,805	1,086,093	40,168	41,161	$2,140,493
2021
Residential	$441,452	8,318	—	—	37,315	$487,085
Commercial and industrial	95,424	11,373	21,480	36,703	687	165,667
Firm transportation	64,346	—	—	—	—	64,346
Interruptible and off-tariff	3,397	—	—	—	—	3,397
Revenues out of scope	28,903	6,536	868,151	—	—	903,590
Total operating revenues	$633,522	26,227	889,631	36,703	38,002	$1,624,085

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the nine months ended June 30, 2022 and 2021, are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of September 30, 2021	$212,838	$10,351	$32,586
Increase (Decrease)	55,205	4,681	(10,370)
Balance as of June 30, 2022	$268,043	$15,032	$22,216
Balance as of September 30, 2020	$134,173	$9,226	$25,934
Increase (Decrease)	71,309	3,437	(3,235)
Balance as of June 30, 2021	$205,482	$12,663	$22,699

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 and September 30, 2021:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
June 30, 2022
Customer accounts receivable
Billed	$113,072	5,613	141,495	5,775	2,088	$268,043
Unbilled	11,653	3,379	—	—	—	15,032
Customers' credit balances and deposits	(22,216)	—	—	—	—	(22,216)
Total	$102,509	8,992	141,495	5,775	2,088	$260,859
September 30, 2021
Customer accounts receivable
Billed	$54,514	5,534	147,087	3,956	1,747	$212,838
Unbilled	8,427	1,924	—	—	—	10,351
Customers' credit balances and deposits	(32,586)	—	—	—	—	(32,586)
Total	$30,355	7,458	147,087	3,956	1,747	$190,603

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for NJNG are comprised of the following:

(Thousands)	June 30, 2022	September 30, 2021
Regulatory assets-current
New Jersey Clean Energy Program	$17,648	$16,308
Conservation Incentive Program	23,187	11,839
Other current regulatory assets	1,485	1,554
Total current regulatory assets	$42,320	$29,701
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$65,632	$58,483
Liability for future expenditures	120,597	135,012
Deferred income taxes	40,274	39,694
Derivatives at fair value, net	5,057	—
SAVEGREEN	39,474	32,941
Postemployment and other benefit costs	109,320	117,194
Deferred storm damage costs	2,714	4,343
Cost of removal	104,100	99,238
Other noncurrent regulatory assets	37,305	32,695
Total noncurrent regulatory assets	$524,473	$519,600
Regulatory liability-current
Overrecovered natural gas costs	$20,630	$5,510
Derivatives at fair value, net	29,378	22,497
Total current regulatory liabilities	$50,008	$28,007
Regulatory liabilities-noncurrent
Tax Act impact (1)	$186,621	$190,386
Derivatives at fair value, net	—	1,166
Other noncurrent regulatory liabilities	218	336
Total noncurrent regulatory liabilities	$186,839	$191,888
(1)Reflects the re-measurement and subsequent amortization of NJNG's net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act, an Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017.

As of June 30, 2022, other noncurrent regulatory assets include deferred pandemic costs of $8.9 million primarily related to a portion of bad debt associated with customer accounts receivable resulting from the impacts of the ongoing COVID-19 pandemic. These costs are eligible for future regulatory recovery. There were no deferred pandemic costs as of September 30, 2021.

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for Adelphia Gateway are comprised of the following:

(Thousands)	June 30, 2022	September 30, 2021
Total current regulatory assets	$—	$417
Total noncurrent regulatory assets	$5,083	$2,499
Total current regulatory liabilities	566	—
Total noncurrent regulatory liabilities	$3,037	$1,163

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

•On November 17, 2021, the BPU approved on a preliminary basis, NJNG's annual petition to modify its BGSS, balancing charge and CIP rates for residential and small commercial customers. The rate changes resulted in a $2.9 million increase to the annual revenues credited to BGSS, a $13.0 million annual increase related to its balancing charge, as well as changes to CIP rates, which resulted in a $6.3 million annual recovery decrease, effective December 1, 2021, and was approved on a final basis on May 4, 2022.

•On November 19, 2021, NJNG submitted notification of its intent to self-implement an increase to its BGSS rate which results in an approximate $24.2 million increase to annual revenues credited to BGSS, effective December 1, 2021.

•On January 26, 2022, the BPU approved a stipulation to resolve the current EE annual cost recovery filing, which increases annual recoveries by $2.2 million, effective February 1, 2022.

•On March 23, 2022, the BPU approved NJNG's annual filing to increase the RAC by $600,000 and decrease the NJCEP by $2.9 million, effective April 1, 2022.

•On March 31, 2022, NJNG filed its first rate recovery request for its BPU approved IIP with capital expenditures estimated through June 30, 2022, including AFUDC. On July 13, 2022, NJNG filed its update with actual capital expenditures of $28.9 million.

•On April 22, 2022, NJNG filed a petition with the BPU seeking authority to issue up to $500 million in Medium Term Notes over a 3-year period.

•On June 1, 2022, NJNG submitted its annual petition to modify its BGSS, balancing charge and CIP rates. The proposed rate changes result in a $81.9 million increase to the annual revenues credited to BGSS, a $9.0 million annual increase related to its balancing charge, as well as changes to CIP rates, which will result in a $13.7 million annual recovery increase, effective October 1, 2022.

•On June 1, 2022, NJNG submitted its annual cost recovery filing for the SAVEGREEN programs established from 2010 through present. If approved, the proposed rate increase will increase annual recoveries by $500,000, effective October 1, 2022.

•On June 27, 2022, NJNG filed its annual USF compliance filing proposing an increase to the statewide USF rate, which will result in an annual decrease of approximately $2.4 million, effective October 1, 2022.
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
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value of Derivatives

The following table presents the fair value of the Company's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Derivatives at Fair Value
		June 30, 2022		September 30, 2021
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$18	$14	$36	$16
Financial commodity contracts	Derivatives - current	70	10,209	2,046	13
Energy Services:
Physical commodity contracts	Derivatives - current	3,075	20,038	2,818	24,592
	Derivatives - noncurrent	460	20,570	333	13,237
Financial commodity contracts	Derivatives - current	17,108	28,538	30,226	62,521
	Derivatives - noncurrent	6,012	799	3,068	260
Foreign currency contracts	Derivatives - current	7	3	125	3
	Derivatives - noncurrent	—	—	2	—
Total fair value of derivatives		$26,750	$80,171	$38,654	$100,642

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

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of June 30, 2022:
Derivative assets:
Energy Services
Physical commodity contracts	$3,535	$(1,223)	$(200)	$2,112
Financial commodity contracts	23,120	(10,562)	—	12,558
Foreign currency contracts	7	(3)	—	4
Total Energy Services	$26,662	$(11,788)	$(200)	$14,674
Natural Gas Distribution
Physical commodity contracts	$18	$(1)	$—	$17
Financial commodity contracts	70	(70)	—	—
Total Natural Gas Distribution	$88	$(71)	$—	$17
Derivative liabilities:
Energy Services
Physical commodity contracts	$40,608	$(1,223)	$—	$39,385
Financial commodity contracts	29,337	(10,562)	—	18,775
Foreign currency contracts	3	(3)	—	—
Total Energy Services	$69,948	$(11,788)	$—	$58,160
Natural Gas Distribution
Physical commodity contracts	$14	$(1)	$—	$13
Financial commodity contracts	10,209	(70)	—	10,139
Total Natural Gas Distribution	$10,223	$(71)	$—	$10,152
As of September 30, 2021:
Derivative assets:
Energy Services
Physical commodity contracts	$3,151	$(894)	$(700)	$1,557
Financial commodity contracts	33,294	(33,294)	20,532	20,532
Foreign currency contracts	127	(3)	—	124
Total Energy Services	$36,572	$(34,191)	$19,832	$22,213
Natural Gas Distribution
Physical commodity contracts	$36	$(8)	$—	$28
Financial commodity contracts	2,046	(13)	—	2,033
Total Natural Gas Distribution	$2,082	$(21)	$—	$2,061
Derivative liabilities:
Energy Services
Physical commodity contracts	$37,829	$(894)	$—	$36,935
Financial commodity contracts	62,781	(33,294)	—	29,487
Foreign currency contracts	3	(3)	—	—
Total Energy Services	$100,613	$(34,191)	$—	$66,422
Natural Gas Distribution
Physical commodity contracts	$16	$(8)	$—	$8
Financial commodity contracts	13	(13)	—	—
Total Natural Gas Distribution	$29	$(21)	$—	$8
(1)Derivative assets and liabilities are presented on a gross basis on the condensed consolidated balance sheets as the Company does not elect balance sheet offsetting under ASC 210-20.
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

The following table presents the effect of derivative instruments recognized on the Unaudited Condensed Consolidated Statements of Operations for the periods set forth below:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
Derivatives not designated as hedging instruments:		2022	2021	2022	2021
Energy Services:
Physical commodity contracts	Operating revenues	$608	$997	$(10,824)	$42,668
Physical commodity contracts	Natural gas purchases	1,975	1,100	2,605	(1,304)
Financial commodity contracts	Natural gas purchases	(19)	(23,426)	29,947	(2,986)
Foreign currency contracts	Natural gas purchases	—	11	(14)	238
Total unrealized and realized (gain) loss		$2,564	$(21,318)	$21,714	$38,616

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2022	2021	2022	2021
Natural Gas Distribution:
Physical commodity contracts	$646	$399	$6,880	$1,832
Financial commodity contracts	2,482	15,483	49,320	11,856
Total unrealized and realized gain	$3,128	$15,882	$56,200	$13,688

During fiscal 2020, NJR entered into treasury lock transactions to fix the benchmark treasury rate associated with debt issuances that were finalized in 2020. NJR designates its treasury lock contracts as cash flow hedges, therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to interest expense on the Consolidated Statements of Operations. Pre-tax losses of $341,000 and $343,000 were reclassified from OCI into income during the three months ended June 30, 2022 and 2021, respectively, and pre-tax losses of $1.0 million were reclassified during both the nine months ended June 30, 2022 and 2021.

NJNG and Energy Services had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
	Transaction Type	June 30, 2022	September 30, 2021
Natural Gas Distribution	Futures	27.3	22.2
	Physical Commodity	8.1	7.6
Energy Services	Futures	(5.1)	(13.4)
	Swaps	(0.1)	(0.3)
	Physical Commodity	(0.4)	0.6

Not included in the above table are Energy Services' net notional amount of foreign currency transactions of approximately $(4,000) as of June 30, 2022 and $(123,000) as of September 30, 2021, and 1.6 million and 1.4 million SRECs that were open as of June 30, 2022 and September 30, 2021, respectively.

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

(Thousands)	Balance Sheet Location	June 30, 2022	September 30, 2021
Natural Gas Distribution	Restricted broker margin accounts-current assets	$11,556	$2,790
Energy Services	Restricted broker margin accounts-current assets	$84,529	$70,050

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of June 30, 2022. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$176,341
Noninvestment grade	22,944
Internally rated investment grade	25,532
Internally rated noninvestment grade	47,611
Total	$272,428

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. There was approximately $354,000 of derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required as of June 30, 2022. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities, excluding finance leases, debt issuance costs and solar asset financing obligations, is as follows:

(Thousands)	June 30, 2022	September 30, 2021
Carrying value (1) (2) (3)	$2,412,845	$2,102,845
Fair market value	$2,154,528	$2,288,544
(1)Excludes finance leases of $31.9 million and $20.1 million as of June 30, 2022 and September 30, 2021, respectively.
(2)Excludes NJNG's debt issuance costs of $10.5 million and $9.1 million as of June 30, 2022 and September 30, 2021, respectively.
(3)Excludes NJR's debt issuance costs of $3.7 million and $3.3 million as of June 30, 2022 and September 30, 2021, respectively.

Clean Energy Ventures enters into transactions to sell certain commercial solar assets and lease the assets back for a term specified in the lease. These transactions are considered financing obligations for accounting purposes and are recorded within long-term debt on the Unaudited Condensed Consolidated Balance Sheets. The estimated fair value of solar asset financing obligations as of June 30, 2022 and September 30, 2021 was $116.2 million and $132.5 million, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of June 30, 2022, the Company discloses its debt within Level 2 of the fair value hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2022:
Assets:
Physical commodity contracts	$—	$3,553	$—	$3,553
Financial commodity contracts	23,190	—	—	23,190
Financial commodity contracts - foreign exchange	—	7	—	7
Money market funds	27,605	—	—	27,605
Other	1,935	—	—	1,935
Total assets at fair value	$52,730	$3,560	$—	$56,290
Liabilities:
Physical commodity contracts	$—	$40,622	$—	$40,622
Financial commodity contracts	39,189	357	—	39,546
Financial commodity contracts - foreign exchange	—	3	—	3
Total liabilities at fair value	$39,189	$40,982	$—	$80,171

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2021:
Assets:
Physical commodity contracts	$—	$3,187	$—	$3,187
Financial commodity contracts	35,340	—	—	35,340
Financial commodity contracts - foreign exchange	—	127	—	127
Money market funds	41	—	—	41
Other	1,815	—	—	1,815
Total assets at fair value	$37,196	$3,314	$—	$40,510
Liabilities:
Physical commodity contracts	$—	$37,845	$—	$37,845
Financial commodity contracts	62,188	606	—	62,794
Financial commodity contracts - foreign exchange	—	3	—	3
Total liabilities at fair value	$62,188	$38,454	$—	$100,642

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INVESTMENTS IN EQUITY INVESTEES

The Company's investments in equity method investees include the following as of:

(Thousands)	June 30, 2022	September 30, 2021
Steckman Ridge (1)	$108,253	$109,050
PennEast	—	5,479
Total	$108,253	$114,529
(1)Includes loans with a total outstanding principal balance of $70.4 million for both June 30, 2022 and September 30, 2021, which accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

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

During the third quarter of fiscal 2021, the Company recognized an other-than-temporary impairment charge of $92.0 million, or approximately $74.5 million, net of income taxes, which represents the best estimate of the salvage value of the remaining assets of the project. Other-than-temporary impairments are recorded in equity in earnings (losses) of affiliates in the Unaudited Condensed Consolidated Statements of Operations.

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

On March 10, 2022, following the sale of certain project related assets and refunds of interconnection fees received from interstate pipelines, the PennEast board of managers approved a cash distribution to members of the partnership totaling $4.0 million per partner. During the third quarter of fiscal 2022, the Company received an additional $5.5 million from the partnership. The return of capital received by the Company reduced the remaining carrying value of its equity method investment in PennEast to zero in the Unaudited Condensed Consolidated Balance Sheet, with the excess recorded as other income, net in the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. EARNINGS (LOSS) PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share amounts)	2022	2021	2022	2021
Net income (loss), as reported	$13,053	$(111,831)	$220,400	$119,023
Basic earnings (loss) per share
Weighted average shares of common stock outstanding-basic	96,154	96,348	96,055	96,237
Basic earnings (loss) per common share	$0.14	$(1.16)	$2.29	$1.24
Diluted earnings (loss) per share
Weighted average shares of common stock outstanding-basic	96,154	96,348	96,055	96,237
Incremental shares (1)	466	—	472	392
Weighted average shares of common stock outstanding-diluted	96,620	96,348	96,527	96,629
Diluted earnings (loss) per common share (2)	$0.14	$(1.16)	$2.28	$1.23
(1)Incremental shares consist primarily of unvested stock awards and performance shares.
(2)Since there was a net loss for the three months ended June 30, 2021, incremental shares of 406,278 were not included in the computation of diluted loss per common share, as their effect would have been antidilutive. There were no anti-dilutive shares excluded during the three and nine months ended June 30, 2022 and during the nine months ended June 30, 2021.

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

A summary of NJR's credit facility and term loan credit agreement and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	June 30, 2022	September 30, 2021	Expiration Dates
NJR
Bank revolving credit facility (1)	$500,000	$500,000	September 2026
Notes outstanding at end of period	$220,350	$219,100
Weighted average interest rate at end of period	3.35%	1.05%
Amount available at end of period (2)	$264,327	$270,312
Bank term loan credit agreement	$150,000	$—	February 2023
Loans outstanding at end of period	$150,000	$—
Weighted average interest rate at end of period	1.89%	—%
Amount available at end of period	$—	$—
NJNG
Bank revolving credit facility (3)	$250,000	$250,000	September 2026
Commercial paper and notes outstanding at end of period	$—	$158,200
Weighted average interest rate at end of period	—%	0.17%
Amount available at end of period (4)	$249,269	$91,069
(1)Committed credit facilities, which require commitment fees of 0.10 percent on the unused amounts.
(2)Letters of credit outstanding total $15.3 million at June 30, 2022 and $10.6 million at September 30, 2021, which reduces the amount available by the same amount.
(3)Committed credit facilities, which require commitment fees of 0.075 percent on the unused amounts.
(4)Letters of credit outstanding total $731,000 at both June 30, 2022 and September 30, 2021, which reduces the amount available by the same amount.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit facility or term loan.

Long-term Debt

NJR

On February 16, 2022, NJR signed a commitment letter with a financial institution to refinance $50 million of its Senior Unsecured Notes that are currently scheduled to mature in September 2022. The new Senior Unsecured Note will be financed over a 12-year term with an interest rate of 3.64 percent maturing in 2034.

On June 23, 2022, NJR entered into a Note Purchase Agreement under which NJR issued $110 million, Series 2022A senior notes at a fixed rate of 4.38 percent, maturing in 2027. The senior notes are unsecured and guaranteed by certain unregulated subsidiaries of NJR.

NJNG

On October 28, 2021, NJNG entered into a Note Purchase Agreement for $100 million of its senior notes, of which $50 million were issued at an interest rate of 2.97 percent, maturing in 2051, and $50 million were issued at an interest rate of 3.07 percent, maturing in 2061. The senior notes are secured by an equal principal amount of NJNG’s FMBs issued under NJNG’s Mortgage Indenture.

On May 27, 2022, NJNG entered into a Note Purchase Agreement for $100 million of its senior notes, of which $50 million were issued at an interest rate of 4.37 percent, maturing in 2037, and $50 million were issued at an interest rate of 4.71 percent, maturing in 2052. The senior notes are secured by an equal principal amount of NJNG’s FMBs issued under NJNG’s Mortgage Indenture.

NJNG received $17.3 million during the nine months ended June 30, 2022, in connection with the sale leaseback of its natural gas meters. NJNG records a financing lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. There were no natural gas meter sale leasebacks recorded during the nine months ended June 30, 2021. NJNG exercised early purchase options with respect to meter leases by making final principal payments of $1.1 million and $1.2 million during the nine months ended June 30, 2022 and 2021, respectively.

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell certain commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are treated as financing obligations for accounting purposes and are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the nine months ended June 30, 2022 and 2021, Clean Energy Ventures received proceeds of $3.3 million and $17.7 million, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,		June 30,
(Thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$2,073	$2,182	$6,219	$6,547	$1,077	$1,211	$3,229	$3,633
Interest cost	2,408	2,278	7,224	6,834	1,588	1,518	4,766	4,553
Expected return on plan assets	(5,319)	(5,037)	(15,956)	(15,112)	(1,893)	(1,625)	(5,681)	(4,873)
Recognized actuarial loss	2,186	2,862	6,558	8,585	1,421	1,978	4,263	5,933
Prior service cost (credit) amortization	25	25	76	76	(35)	(44)	(107)	(134)
Net periodic benefit cost	$1,373	$2,310	$4,121	$6,930	$2,158	$3,038	$6,470	$9,112

The Company does not expect to be required to make additional contributions to fund the pension plans during fiscal 2022 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the nine months ended June 30, 2022 and 2021.

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

The Company evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with unrecognized tax benefits. A tax benefit claimed, or expected to be claimed, on a tax return may be recognized if it is more likely than not that the position will be upheld upon examination by the applicable taxing authority. Interest and penalties related to unrecognized tax benefits, if any, are recognized within income tax expense, and accrued interest and penalties are recognized within other noncurrent liabilities on the Unaudited Condensed Consolidated Balance Sheets.

Effective Tax Rate

The estimated annual effective tax rates were 22.5 percent and 19.9 percent, for the nine months ended June 30, 2022 and 2021, respectively.

To the extent there are discrete tax items that are not included in the estimated annual effective tax rate, the actual reported effective tax rate may differ from the estimated annual effective tax rate. During the nine months ended June 30, 2022 and 2021, discrete items totaled approximately $(164,000) and $11.8 million, respectively, related to excess tax (benefit) provision associated with the vesting of share-based awards along with the impairment of the equity method investment in PennEast, net of any recognized valuation allowances. NJR’s actual reported effective tax rate was 22.5 percent and 24.0 percent during the nine months ended June 30, 2022 and 2021, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Tax Items

As of June 30, 2022 and September 30, 2021, the Company has tax credit carryforwards of approximately $227.8 million and $224.2 million, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2035.

As of June 30, 2022 and September 30, 2021, the Company has state income tax net operating losses of approximately $406.9 million and $554.6 million, respectively. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred; these state carry-forward periods range from seven to 20 years and began to expire in fiscal 2021, with the majority expiring after 2035. The Company expects to utilize this entire carryforward, other than as described below.

The impairment of the equity method investment in PennEast created net capital loss attributes totaling approximately $61.8 million, which can only be utilized to offset capital gains income, and can be carried back three years and forward five years prior to expiration.

As of June 30, 2022, the Company has a valuation allowance totaling $23.7 million comprised of approximately $17.3 million related to the recognition of state net operating loss carryforwards, which primarily relate to New Jersey and approximately $6.4 million related to capital loss carryforwards resulting from the impairment of the equity method investment in PennEast, which the Company believes may not be fully utilized prior to expiration. As of September 30, 2021, the Company had a valuation allowance totaling $23.6 million related to the state net operating loss carryforwards and the capital loss carryforwards resulting from the impairment of the equity method investment, as previously discussed.

The Consolidated Appropriations Act extended the 30 percent ITC for solar property that is under construction on or before December 31, 2019. Projects placed in service after December 31, 2019, may also qualify for a 30 percent federal ITC if five percent or more of the total costs of a solar property are incurred before the end of the applicable year and there are continuous efforts to advance towards completion of the project, based on the IRS guidance around ITC safe harbor determination. The credit declined to 26 percent for property under construction before the end of 2020. The Consolidated Appropriations Act of 2021 extended the 26 percent tax credit for property under construction during 2021 and 2022. The credit will decrease to 22 percent for property under construction before the end of 2023. After 2023 the ITC will be reduced to 10 percent.
12. LEASES

Lessee Accounting

The Company determines if an arrangement is a lease at inception based on whether the Company has the right to control the use of an identified asset, the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. After the criteria is satisfied, the Company accounts for these arrangements as leases in accordance with ASC 842, Leases. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, including payments at commencement that depend on an index or rate. Most leases in which the Company is the lessee do not have a readily determinable implicit rate, so an incremental borrowing rate, based on the information available at the lease commencement date, is utilized to determine the present value of lease payments. When a secured borrowing rate is not readily available, unsecured borrowing rates are adjusted for the effects of collateral to determine the incremental borrowing rate. The Company uses the implicit rate for agreements in which it is a lessor. The Company has not entered into any material agreements in which it is a lessor. Lease expense and lease income are recognized on a straight-line basis over the lease term for operating leases.

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

The following table presents the Company's lease costs included in the Unaudited Condensed Consolidated Statements of Operations:

		Three Months Ended		Nine Months Ended
		June 30,		June 30,
(Thousands)	Income Statement Location	2022	2021	2022	2021
Operating lease cost (1)	Operation and maintenance	$2,343	$2,366	$7,377	$5,811
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	458	640	1,311	3,077
Interest on lease liabilities	Interest expense, net of capitalized interest	220	193	404	527
Total finance lease cost		678	833	1,715	3,604
Short-term lease cost	Operation and maintenance	—	127	23	381
Variable lease cost	Operation and maintenance	182	262	545	964
Total lease cost		$3,203	$3,588	$9,660	$10,760
(1)Net of capitalized costs.

The following table presents supplemental cash flow information related to leases:

	Nine Months Ended
	June 30,
(Thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,205	$4,539
Operating cash flows for finance leases	$623	$984
Financing cash flows for finance leases	$5,540	$6,930

Assets obtained or modified for operating lease liabilities totaled approximately $87,000 during the three months ended June 30, 2022, and totaled $911,000 and $12.8 million during the nine months ended June 30, 2022 and 2021, respectively. There were no assets obtained or modified through amendments in exchange for operating lease liabilities during the three months ended June 30, 2021.

Assets obtained or modified through finance lease liabilities totaled $17.3 million during the nine months ended June 30, 2022. There were no assets obtained or modified through finance lease liabilities during the three months ended June 30, 2022 and the three and nine months ended June 30, 2021.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the balance and classifications of the Company's right of use assets and lease liabilities included in the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	June 30, 2022	September 30, 2021
Assets
Noncurrent
Operating lease assets	Operating lease assets	$169,884	$173,928
Finance lease assets	Utility plant	22,370	13,489
Total lease assets		$192,254	$187,417
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$4,893	$4,300
Finance lease liabilities	Current maturities of long-term debt	6,491	5,393
Noncurrent
Operating lease liabilities	Operating lease liabilities	139,289	141,363
Finance lease liabilities	Long-term debt	25,404	14,742
Total lease liabilities		$176,077	$165,798

For operating lease assets and liabilities, the weighted average remaining lease term was 29.4 years and 29.6 years as of June 30, 2022 and September 30, 2021, respectively, and the weighted average discount rate used in the valuation over the remaining lease term was 3.2 percent for both June 30, 2022 and September 30, 2021.

For finance lease assets and liabilities as of June 30, 2022 and September 30, 2021, the weighted average remaining lease term was 4.2 years and 3.4 years, respectively, and the weighted average discount rate used in the valuation over the remaining lease term is 2.7 percent and 3.5 percent as of June 30, 2022 and September 30, 2021, respectively.
13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through September 2039, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $198.0 million at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of June 30, 2022, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2022	2023	2024	2025	2026	Thereafter
Energy Services:
Natural gas purchases	$68,598	$69,392	$557	$—	$—	$—
Storage demand fees	6,054	20,671	12,606	6,450	3,797	3,027
Pipeline demand fees	18,403	55,323	41,802	27,037	26,420	32,087
Sub-total Energy Services	$93,055	$145,386	$54,965	$33,487	$30,217	$35,114
NJNG:
Natural gas purchases	$37,381	$4,770	$—	$—	$—	$—
Storage demand fees	12,585	47,476	35,322	17,362	10,266	14,320
Pipeline demand fees	36,029	149,114	94,345	136,535	127,713	1,181,829
Sub-total NJNG	$85,995	$201,360	$129,667	$153,897	$137,979	$1,196,149
Total	$179,050	$346,746	$184,632	$187,384	$168,196	$1,231,263
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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites will range from approximately $115.9 million to $178.8 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of June 30, 2022, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $120.6 million on the Unaudited Condensed Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if former MGP operations were active at the location. The preliminary assessment and site investigation activities are ongoing at the Aberdeen, NJ site location. The estimated costs to complete the preliminary assessment and site investigation phase are included in the MGP remediation liability and corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets at June 30, 2022 and September 30, 2021. NJNG will continue to gather information to determine whether the obligation exists to undertake remedial action, if any, and refine its estimate of potential costs for this site as more information becomes available.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. On March 23, 2022, the BPU approved an increase in the RAC, which increased the pre-tax annual recovery from $11.1 million to $11.7 million, effective April 1, 2022. As of June 30, 2022, $65.6 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

Information related to the Company's various reporting segments and other operations is detailed below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2022	2021	2022	2021
Operating revenues
Natural Gas Distribution
External customers	$199,357	$127,626	$937,266	$633,522
Intercompany	338	—	1,013	—
Clean Energy Ventures
External customers	13,795	13,381	35,805	26,227
Energy Services
External customers (1)	309,236	202,516	1,086,093	889,631
Intercompany	(1,421)	(922)	3,611	4,009
Storage and Transportation
External customers	15,779	10,999	40,168	36,703
Intercompany	611	650	1,707	1,976
Subtotal	537,695	354,250	2,105,663	1,592,068
Home Services and Other
External customers	14,168	13,071	41,161	38,002
Intercompany	52	241	232	660
Eliminations	420	31	(6,563)	(6,645)
Total	$552,335	$367,593	$2,140,493	$1,624,085
Depreciation and amortization
Natural Gas Distribution	$23,951	$19,894	$70,188	$58,538
Clean Energy Ventures	5,358	5,200	15,902	15,318
Energy Services (2)	34	28	94	83
Storage and Transportation	3,323	2,443	8,027	7,447
Subtotal	32,666	27,565	94,211	81,386
Home Services and Other	207	260	614	747
Eliminations	(1)	(58)	(125)	(156)
Total	$32,872	$27,767	$94,700	$81,977
Interest income (3)
Natural Gas Distribution	$250	$90	$634	$248
Clean Energy Ventures	—	—	—	240
Energy Services	—	11	—	11
Storage and Transportation	501	350	1,259	1,895
Subtotal	751	451	1,893	2,394
Home Services and Other	225	129	527	388
Eliminations	(292)	(233)	(747)	(709)
Total	$684	$347	$1,673	$2,073
(1)Includes sales to Canada for the Energy Services segment, which are immaterial.
(2)The amortization of acquired wholesale energy contracts is excluded above and is included in natural gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.
(3)Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2022	2021	2022	2021
Interest expense, net of capitalized interest
Natural Gas Distribution	$11,474	$8,667	$33,233	$26,647
Clean Energy Ventures	5,510	4,998	16,332	15,298
Energy Services	1,115	240	2,585	1,495
Storage and Transportation	3,177	2,937	7,160	10,497
Subtotal	21,276	16,842	59,310	53,937
Home Services and Other	135	1,902	504	4,746
Total	$21,411	$18,744	$59,814	$58,683
Income tax provision (benefit)
Natural Gas Distribution	$1,508	$889	$44,401	$24,878
Clean Energy Ventures	(1,526)	(1,448)	(5,524)	(7,248)
Energy Services	2,338	(8,805)	22,053	26,445
Storage and Transportation	1,675	(10,393)	2,732	(8,874)
Subtotal	3,995	(19,757)	63,662	35,201
Home Services and Other	180	415	682	474
Eliminations	259	557	(293)	2,038
Total	$4,434	$(18,785)	$64,051	$37,713
Equity in earnings (loss) of affiliates
Storage and Transportation	$5,274	$(88,615)	$7,586	$(82,036)
Eliminations	(473)	(618)	(1,441)	(1,718)
Total	$4,801	$(89,233)	$6,145	$(83,754)
Net financial earnings (loss)
Natural Gas Distribution	$2,648	$1,581	$156,511	$131,589
Clean Energy Ventures	(5,098)	(4,926)	(18,410)	(24,072)
Energy Services	(5,003)	(12,527)	42,504	85,501
Storage and Transportation	3,526	2,387	11,113	10,606
Subtotal	(3,927)	(13,485)	191,718	203,624
Home Services and Other	215	(384)	1,113	301
Eliminations	161	(279)	(406)	(2,812)
Total	$(3,551)	$(14,148)	$192,425	$201,113
Capital expenditures
Natural Gas Distribution	$79,976	$150,642	$205,440	$327,127
Clean Energy Ventures	38,948	10,661	105,504	51,545
Storage and Transportation	20,560	22,479	129,608	50,186
Subtotal	139,484	183,782	440,552	428,858
Home Services and Other	320	244	562	1,055
Total	$139,804	$184,026	$441,114	$429,913
Investments in (return of capital from) equity investees
Storage and Transportation	$(1,479)	$208	$(5,479)	$690
Total	$(1,479)	$208	$(5,479)	$690

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's assets for the various reporting segments and business operations are detailed below:

(Thousands)	June 30, 2022	September 30, 2021
Assets at end of period:
Natural Gas Distribution	$3,959,609	$3,707,461
Clean Energy Ventures	994,762	914,788
Energy Services	370,233	365,423
Storage and Transportation	985,525	862,407
Subtotal	6,310,129	5,850,079
Home Services and Other	139,652	162,134
Intercompany assets (1)	(287,860)	(289,935)
Total	$6,161,921	$5,722,278
(1)Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's reporting segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2022	2021	2022	2021
Net financial (loss) earnings	$(3,551)	$(14,148)	$192,425	$201,113
Less:
Unrealized (gain) loss on derivative instruments and related transactions	(17,891)	21,862	(58,060)	13,627
Tax effect	4,253	(5,198)	13,809	(3,240)
Effects of economic hedging related to natural gas inventory	428	2,486	25,160	(12,255)
Tax effect	(102)	(591)	(5,979)	2,912
(Gain on) impairment of equity method investment	(4,021)	92,000	(4,021)	92,000
Tax effect	1,003	(11,934)	1,003	(11,934)
NFE tax adjustment	(274)	(942)	113	980
Net income (loss)	$13,053	$(111,831)	$220,400	$119,023

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

NFE is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of natural gas, SRECs and foreign currency contracts. Consequently, to reconcile between net income and NFE, current period unrealized gains and losses on the derivatives are excluded from NFE as a reconciling item. Realized derivative gains and losses are also included in current period net income. However, NFE includes only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical natural gas flows. NFE also excludes certain transactions associated with equity method investments, including impairment charges, which are non-cash charges, and return of capital in excess of the carrying value of our investment. These are considered unusual in nature and occur infrequently such that they are not indicative of the Company's performance for its ongoing operations. Included in the tax effects are current and deferred income tax expense corresponding with the components of NFE. The Company also calculates a quarterly tax adjustment based on an estimated annual effective tax rate for NFE purposes.

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

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of June 30, 2022, Energy Services entered into transactions with Steckman Ridge for varying terms, all of which expire by March 31, 2024.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2022	2021	2022	2021
Natural Gas Distribution	$1,651	$1,687	$5,015	$4,760
Energy Services	187	13	552	403
Total	$1,838	$1,700	$5,567	$5,163

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	June 30, 2022	September 30, 2021
Natural Gas Distribution	$775	$778
Energy Services	80	83
Total	$855	$861

NJNG and Energy Services have entered into various AMAs, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. As of June 30, 2022, NJNG and Energy Services had one AMA with an expiration date of March 31, 2023.

NJNG has entered into a 5-year transportation precedent agreement with Adelphia Gateway for committed capacity of 130,000 Dekatherms per day, which is expected to begin during the first quarter of fiscal 2023.

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

In June 2022, NJNG and Clean Energy Ventures entered into a 20-year sublease and PPA agreement related to an onsite solar array and the related energy output at the Company’s LNG plant in Howell, New Jersey, the effects of which are immaterial to the consolidated financial statements.

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

Impacts of the COVID-19 Pandemic

We continue to closely monitor developments related to the COVID-19 pandemic and have, when appropriate, taken steps intended to limit potential exposure for our employees and those we serve, including continuity in the safe operation of our business. These steps include working from home for our office-based employees utilizing a hybrid schedule, limiting direct contact with our customers and suspending late payment fees for our utility customers. And while we, along with other businesses, are continuing to return to normal operating practices, this remains an evolving situation. The timing for recovery of businesses and local economies, resurgences or mutations of the virus, and any potential future shutdowns remains unknown. Throughout the COVID-19 pandemic, we have continued to provide essential services to our customers. Both NJR and NJNG

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
continue to have sufficient liquidity to meet their current obligations and business operations remain fundamentally unchanged at this time. We cannot predict the nature and extent of impacts to future operations, or its effects on our financial condition, results of operations and cash flows. We will continue to monitor developments affecting our employees, customers, and operations and take additional steps to address the COVID-19 pandemic and its impacts, as necessary.

Operating Results

Net income (loss) by reporting segment and operations are as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2022		2021		2022		2021
Net income (loss)
Natural Gas Distribution	$2,648	20%	$1,581	(1)%	$156,511	71%	$131,589	111%
Clean Energy Ventures	(5,098)	(39)	(4,926)	4	(18,410)	(8)	(24,072)	(20)
Energy Services	7,501	57	(30,846)	28	70,214	32	83,688	70
Storage and Transportation	6,544	50	(77,679)	69	14,131	6	(69,460)	(58)
Home Services and Other	215	2	(384)	—	1,113	1	301	—
Eliminations (1)	1,243	10	423	—	(3,159)	(2)	(3,023)	(3)
Total	$13,053	100%	$(111,831)	100%	$220,400	100%	$119,023	100%
(1)    Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in net income during the three and nine months ended June 30, 2022, compared with the three and nine months ended June 30, 2021, was due primarily to the impairment of our equity method investment in PennEast during fiscal 2021, increased earnings at NJNG due to higher base rates and the commencement of AMAs at Energy Services with an investment grade public utility, which began in November 2021, partially offset by decreased earnings at Energy Services resulting from extreme cold weather and strong market demand during February 2021, which did not reoccur to the same extent during 2022.

Assets by reporting segment and operations are as follows:

(Thousands)	June 30, 2022		September 30, 2021
Assets
Natural Gas Distribution	$3,959,609	64%	$3,707,461	65%
Clean Energy Ventures	994,762	16	914,788	16
Energy Services	370,233	6	365,423	6
Storage and Transportation	985,525	16	862,407	15
Home Services and Other	139,652	2	162,134	3
Intercompany assets (1)	(287,860)	(4)	(289,935)	(5)
Total	$6,161,921	100%	$5,722,278	100%
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets was due primarily to additional investment in utility plant and an increase in accounts receivable in our Natural Gas Distribution segment, solar asset investments at Clean Energy Ventures and increased infrastructure spend in Storage and Transportation primarily related to the on-going conversion and construction of the southern end of Adelphia Gateway.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Non-GAAP Financial Measures

Our management uses NFE, a non-GAAP financial measure, when evaluating our operating results. Energy Services economically hedges its natural gas inventory with financial derivative instruments. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of the economic hedges with the physical sale of natural gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. To the extent we utilize forwards, futures, or other derivatives to hedge forecasted SREC production, unrealized gains and losses are also eliminated from NFE. NFE also excludes certain transactions associated with equity method investments, including impairment charges, which are non-cash charges, and return of capital in excess of the carrying value of our investment. These are considered unusual in nature and occur infrequently such that they are not indicative of the Company's performance for its ongoing operations. Included in the tax effects are current and deferred income tax expense corresponding with the components of NFE.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2022	2021	2022	2021
Net income (loss)	$13,053	$(111,831)	$220,400	$119,023
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(17,891)	21,862	(58,060)	13,627
Tax effect	4,253	(5,198)	13,809	(3,240)
Effects of economic hedging related to natural gas inventory (1)	428	2,486	25,160	(12,255)
Tax effect	(102)	(591)	(5,979)	2,912
(Gain on) impairment of equity method investment	(4,021)	92,000	(4,021)	92,000
Tax effect	1,003	(11,934)	1,003	(11,934)
NFE tax adjustment	(274)	(942)	113	980
Net financial (loss) earnings	$(3,551)	$(14,148)	$192,425	$201,113
Basic earnings (loss) per share	$0.14	$(1.16)	$2.29	$1.24
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(0.19)	0.22	(0.60)	0.14
Tax effect	0.04	(0.05)	0.14	(0.03)
Effects of economic hedging related to natural gas inventory (1)	—	0.03	0.26	(0.13)
Tax effect	—	(0.01)	(0.06)	0.03
(Gain on) impairment of equity method investment	(0.04)	0.95	(0.04)	0.95
Tax effect	0.01	(0.12)	0.01	(0.12)
NFE tax adjustment	—	(0.01)	—	0.01
Basic NFE per share	$(0.04)	$(0.15)	$2.00	$2.09
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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NFE by reporting segment and other operations, discussed in more detail within the operating results sections of each segment, is summarized as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2022		2021		2022		2021
Net financial earnings (loss)
Natural Gas Distribution	$2,648	(75)%	$1,581	(11)%	$156,511	81%	$131,589	65%
Clean Energy Ventures	(5,098)	144	(4,926)	35	(18,410)	(10)	(24,072)	(12)
Energy Services	(5,003)	141	(12,527)	89	42,504	22	85,501	43
Storage and Transportation	3,526	(99)	2,387	(17)	11,113	6	10,606	5
Home Services and Other	215	(6)	(384)	3	1,113	1	301	—
Eliminations (1)	161	(5)	(279)	1	(406)	—	(2,812)	(1)
Total	$(3,551)	100%	$(14,148)	100%	$192,425	100%	$201,113	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in NFE during the three months ended June 30, 2022, compared with the three months ended June 30, 2021, was due primarily to increased earnings at Energy Services related to the commencement of AMAs at Energy Services and higher base rates at NJNG as previously discussed. The decrease in NFE during the nine months ended June 30, 2022, compared with the nine months ended June 30, 2021, was due primarily to decreased earnings at Energy Services related to the extreme cold weather during February 2021, which did not reoccur to the same extent during 2022, partially offset by the commencement of AMAs at Energy Services and higher base rates at NJNG as previously discussed.

Natural Gas Distribution Segment

Overview

Our Natural Gas Distribution segment is comprised of NJNG, a natural gas utility that provides regulated natural gas service throughout Burlington, Middlesex, Monmouth, Morris, Ocean, and Sussex counties in New Jersey to approximately 568,600 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, including those risks associated with COVID-19, which may include but are not limited to impacts to customer growth and customer usage, customer collections, the timing and costs of capital expenditures and construction of infrastructure projects, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. In addition, NJNG may be subject to adverse economic conditions, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated pipeline integrity management and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals, for the nine months ended June 30, 2022, and estimates of expected investments for fiscal 2022 and 2023:
Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory oversight, environmental regulations, unforeseen events and the ability to access capital.

NJNG continues to implement BPU-approved infrastructure projects that are designed to enhance the reliability and integrity of NJNG’s natural gas distribution system.

Infrastructure Investment Program

In February 2019, NJNG filed a petition with the BPU seeking authority to implement a five-year IIP. The IIP consisted of two components: transmission and distribution investments and information technology replacement and enhancements. The total investment for the IIP was approximately $507.0 million. All approved investments will be recovered through annual filings to adjust base rates. In October 2020, the BPU approved the Company’s transmission and distribution component of the IIP for $150.0 million over five years, effective November 1, 2020. NJNG voluntarily withdrew the information technology upgrade component and will seek to recover associated costs in future rate case proceedings. On March 31, 2022, NJNG filed its first rate recovery request for its BPU approved IIP with capital expenditures estimated through June 30, 2022, including AFUDC. On July 13, 2022, NJNG filed its update with actual capital expenditures of $28.9 million.

SAFE II and NJ RISE

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

NJNG's total customers include the following:

	June 30, 2022	June 30, 2021
Firm customers
Residential	510,931	500,923
Commercial, industrial & other	31,469	30,789
Residential transport	17,605	22,030
Commercial transport	8,547	8,895
Total firm customers	568,552	562,637
Other	48	106
Total customers	568,600	562,743

During the nine months ended June 30, 2022 and 2021, respectively, NJNG added 5,274 and 5,448 new customers. NJNG expects new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $4.4 million of incremental utility gross margin on an annualized basis.

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

In June 2021, NJNG submitted its annual cost recovery filing for the SAVEGREEN programs established from 2010 through 2021. On January 26, 2022, the BPU approved the stipulation, which increased annual recoveries by $2.2 million, effective February 1, 2022.

On June 1, 2022, NJNG submitted its annual cost recovery filing for the SAVEGREEN programs established from 2010 through present. If approved, the proposed rate increase will increase annual recoveries by $500,000, effective October 1, 2022.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The following table summarizes, loans, grants, rebates and related investments as of:

(Thousands)	June 30, 2022	September 30, 2021
Loans	$146,800	$132,800
Grants, rebates and related investments	119,800	98,100
Total	$266,600	$230,900

Program recoveries from customers during the nine months ended June 30, 2022 and 2021, were $23.5 million and $10.2 million, respectively. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.6 percent to 10.3 percent.

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

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2022	2021	2022	2021
Weather (1)	$806	$483	$22,263	$13,273
Usage	(774)	2,784	1,210	(461)
Total	$32	$3,267	$23,473	$12,812
(1)Compared with the 20-year average, weather was 6.4 percent warmer-than-normal and 3.1 percent warmer-than-normal during the three months ended June 30, 2022 and 2021, respectively, and 8.5 percent warmer-than-normal and 6.1 percent warmer-than-normal during the nine months ended June 30, 2022 and 2021, respectively.

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

On November 17, 2021, the BPU approved on a preliminary basis a $2.9 million increase to the annual revenues credited to BGSS, a $13.0 million annual increase related to its balancing charge, as well as changes to CIP rates, which resulted in a $6.3 million annual recovery decrease, effective December 1, 2021, and was approved on a final basis on May 4, 2022.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
On November 19, 2021, NJNG submitted notification of its intent to self-implement an increase to its BGSS rate, which resulted in an approximately $24.2 million increase to annual revenues credited to BGSS, effective December 1, 2021.

On June 1, 2022, NJNG submitted its annual petition to modify its BGSS, balancing charge and CIP rates. If approved, the proposed rate changes will result in a $81.9 million increase to the annual revenues credited to BGSS, a $9.0 million annual increase related to its balancing charge, as well as changes to CIP rates, which resulted in a $13.7 million annual recovery increase, effective October 1, 2021. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers and balancing charge revenues are credited to BGSS.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of utility gross margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of utility gross margin generated by these programs with firm customers. Utility gross margin from incentive programs was $1.9 million and $3.3 million during the three months ended June 30, 2022 and 2021, respectively, and $12.1 million and $10.0 million during the nine months ended June 30, 2022 and 2021, respectively.

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
(1) Data sourced from Standard & Poor's Financial Services, LLC Global Platts.

The maximum price per MMBtu was $17.69 and $14.57 and the minimum price was $2.42 and $0.28 for the nine months ended June 30, 2022 and 2021, respectively. A more detailed discussion of the impacts of the price of natural gas on operating

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
revenues, natural gas purchases and cash flows can be found in the Operating Results and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On June 27, 2022, NJNG filed its annual USF compliance filing proposing a decrease to the statewide USF rate, which will result in an annual decrease of approximately $2.4 million, effective October 1, 2022.

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $120.6 million as of June 30, 2022, a decrease of $14.4 million compared with the prior fiscal period.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2022	2021	2022	2021
Operating revenues (1)	$199,695	$127,626	$938,279	$633,522
Operating expenses
Natural gas purchases (2)(3)	102,624	44,111	442,441	221,872
Operation and maintenance	51,560	51,679	141,015	148,268
Regulatory rider expense (4)	8,360	5,456	55,941	34,570
Depreciation and amortization	23,951	19,894	70,188	58,538
Total operating expenses	186,495	121,140	709,585	463,248
Operating income	13,200	6,486	228,694	170,274
Other income, net	2,430	4,651	5,451	12,840
Interest expense, net of capitalized interest	11,474	8,667	33,233	26,647
Income tax provision	1,508	889	44,401	24,878
Net income	$2,648	$1,581	$156,511	$131,589
(1)Includes nonutility revenue of approximately $338,000 and $1.0 million for the three and nine months ended June 30, 2022, respectively, for lease agreements with various NJR subsidiaries leasing office space from NJNG at the Company’s headquarters that commenced in July 2021, which are eliminated in consolidation. There was no nonutility revenue for the three and nine months ended June 30, 2021.
(2)Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.
(3)Includes related party transactions of approximately $2.3 million for both the three months ended June 30, 2022 and 2021, and approximately $7.0 million and $10.7 million for the nine months ended June 30, 2022 and 2021, respectively, a portion of which is eliminated in consolidation.
(4)Consists of expenses associated with state-mandated programs, the RAC and energy efficiency programs, and are calculated on a per-therm basis. These expenses are passed through to customers and are offset by corresponding revenues.

Operating Revenues and Natural Gas Purchases

Operating revenues increased by 56.5 percent and 48.1 percent and natural gas purchases increased 132.6 percent and 99.4 percent during the three and nine months ended June 30, 2022, respectively, compared with the three and nine months ended June 30, 2021, respectively. The factors contributing to the increases and decreases in operating revenues and natural gas purchases are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022 v. 2021		2022 v. 2021
(Thousands)	Operating revenues	Natural gas purchases	Operating revenues	Natural gas purchases
BGSS incentives	$46,522	$47,844	$155,949	$153,850
Base rate impact	16,773	—	57,840	—
Average BGSS rates	9,389	9,389	48,840	48,840
Bill credits	—	—	20,590	20,590
Firm sales	(803)	129	(11,591)	(4,546)
CIP adjustments	(3,235)	—	10,661	—
Riders and other (1)	3,423	1,151	22,468	1,835
Total increase	$72,069	$58,513	$304,757	$220,569
(1)Other includes changes in rider rates, including those related to EE, NJCEP and other programs, which is offset in regulatory rider expense.

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

Utility Gross Margin

A reconciliation of gross margin, the closest GAAP financial measure to NJNG's utility gross margin, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2022	2021	2022	2021
Operating revenues	$199,695	$127,626	$938,279	$633,522
Less:
Natural gas purchases	102,624	44,111	442,441	221,872
Operation and maintenance (1)	25,034	29,437	64,924	80,544
Regulatory rider expense	8,360	5,456	55,941	34,570
Depreciation and amortization	23,951	19,894	70,188	58,538
Gross margin	39,726	28,728	304,785	237,998
Add:
Operation and maintenance (1)	25,034	29,437	64,924	80,544
Depreciation and amortization	23,951	19,894	70,188	58,538
Utility gross margin	$88,711	$78,059	$439,897	$377,080
(1)Excludes selling, general and administrative expenses of $26.5 million and $22.2 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $76.1 million and $67.7 million for the nine months ended June 30, 2022 and 2021, respectively

Utility gross margin consists of three components:

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

The following provides more information on the components of utility gross margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility gross margin/throughput
Residential	$55,597	6.7	$48,333	6.6	$303,716	42.3	$258,776	42.9
Commercial, industrial and other	15,387	1.3	14,282	1.2	64,609	7.9	54,372	7.9
Firm transportation	14,729	2.3	11,186	2.5	57,101	11.5	51,352	12.1
Total utility firm gross margin/throughput	85,713	10.3	73,801	10.3	425,426	61.7	364,500	62.9
BGSS incentive programs	1,938	20.3	3,260	24.9	12,051	69.4	9,952	74.4
Interruptible/off-tariff agreements	1,060	9.7	998	5.4	2,420	16.9	2,628	10.7
Total utility gross margin/throughput	$88,711	40.3	$78,059	40.6	$439,897	148.0	$377,080	148.0

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Utility Firm Gross Margin

Utility firm gross margin increased $11.9 million and $60.9 million during the three and nine months ended June 30, 2022, compared with the three and nine months ended June 30, 2021, respectively, due primarily to the increase in base rates as previously discussed.

BGSS Incentive Programs

The factors contributing to the change in utility gross margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2022 v. 2021	2022 v. 2021
Off-system sales	$478	$6,627
Storage	(1,097)	(2,766)
Capacity release	(703)	(1,762)
Total (decrease) increase	$(1,322)	$2,099

The decrease in BGSS incentive programs during the three months ended June 30, 2022, compared with the three months ended June 30, 2021, was due primarily to the timing differences for storage incentive and lower capacity release volumes, partially offset by increased off-system sales margins. The increase in BGSS incentive programs during the nine months ended June 30, 2022, compared with the nine months ended June 30, 2021, was due primarily to increased margins from off-system sales, partially offset by the timing differences for storage incentive and lower capacity release volumes.

Operation and Maintenance Expense

O&M expense decreased $119,000 and $7.3 million during the three and nine months ended June 30, 2022, compared with the three and nine months ended June 30, 2021, due primarily to the deferral of bad debt costs in accordance with the July 2, 2020 BPU deferral order, partially offset by an increase in compensation and information technology expenditures.

Depreciation Expense

Depreciation expense increased $4.1 million and $11.7 million during the three and nine months ended June 30, 2022, compared with the three and nine months ended June 30, 2021, as a result of additional utility plant being placed into service.

Interest Expense

Interest expense increased $2.8 million and $6.6 million during the three and nine months ended June 30, 2022, compared with the three and nine months ended June 30, 2021, due primarily to increased outstanding long-term debt and lower AFUDC debt related to infrastructure projects completed and placed in service at the end of fiscal 2021.

Other Income

Other income decreased $2.2 million and $7.4 million during the three and nine months ended June 30, 2022, compared with the three and nine months ended June 30, 2021, due primarily to decreased AFUDC equity as previously discussed.

Income Tax Provision

Income tax provision increased $619,000 and $19.5 million during the three and nine months ended June 30, 2022, compared with the three and nine months ended June 30, 2021, due to higher income before income taxes and an increase in the annualized effective tax rate applied.

Net Income

Net income increased $1.1 million and $24.9 million during the three and nine months ended June 30, 2022, compared with the three and nine months ended June 30, 2021, due primarily to higher revenue along with decreased O&M, partially offset by higher depreciation and interest expenses, decreased other income and higher income taxes as previously discussed.

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
Solar

Solar projects placed in service and related expenditures are as follows:

	Three Months Ended
	June 30,
($ in Thousands)	2022			2021
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Net-metered:
Residential	82	0.9	$2,410	134	1.5	$4,001
Total placed in service	82	0.9	$2,410	134	1.5	$4,001
	Nine Months Ended
	June 30,
($ in Thousands)	2022			2021
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected (1)	1	1.0	$3,102	2	5.6	$9,175 (2)
Net-metered:
Residential	249	2.8	8,107	260	2.8	7,830
Total placed in service	250	3.8	$11,209	262	8.4	$17,005
(1)Includes projects subject to sale leaseback arrangements.
(2)Includes an operational 2.9 MW commercial solar project acquired in December 2020.

Clean Energy Ventures has approximately 371.5 MW of solar capacity in service. Projects that were placed in service through December 31, 2019, qualified for a 30-percent federal ITC. The credit declined to 26 percent for property under construction during 2020 and was originally scheduled to decline to 22 percent for property under construction during 2021 and 10 percent for any property that is under construction after 2021. On December 27, 2020, the 26 percent federal ITC was extended through the end of 2022. The credit declines to 22 percent after 2022 and to 10 percent after 2023.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Clean Energy Ventures may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. The Company will continue to operate the solar assets and are responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first 5 years of in-service life, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. During the nine months ended June 30, 2022 and 2021, Clean Energy Ventures received proceeds of $3.3 million and $17.7 million, respectively, in connection with the sale leaseback of commercial solar assets. There were no proceeds from sale leasebacks during the three months ended June 30, 2022 and 2021.

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

REC activity consisted of the following:	Nine Months Ended
	June 30,
	2022		2021
	SRECs	TRECs	SRECs	TRECs
Inventory balance as of October 1,	108,104	6,944	35,011	9,270
RECs generated	278,681	25,471	275,271	21,206
RECs delivered	(38,773)	(22,182)	(32,495)	(8,485)
Inventory balance as of June 30,	348,012	10,233	277,787	21,991

The average SREC sales price was $202 and $201 during the nine months ended June 30, 2022 and 2021, respectively, and the average TREC price was $138 and $145 during the nine months ended June 30, 2022 and 2021, respectively.

Clean Energy Ventures hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory of SRECs related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2022	97%
2023	99%
2024	95%
2025	89%
2026	29%
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

Operating Results

Clean Energy Ventures’ financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2022	2021	2022	2021
Operating revenues	$13,795	$13,381	$35,805	$26,227
Operating expenses
Operation and maintenance	9,646	9,469	27,780	26,930
Depreciation and amortization	5,358	5,200	15,902	15,318
Total operating expenses	15,004	14,669	43,682	42,248
Operating loss	(1,209)	(1,288)	(7,877)	(16,021)
Other income (expense), net	95	(88)	275	(1)
Interest expense, net	5,510	4,998	16,332	15,298
Income tax benefit	(1,526)	(1,448)	(5,524)	(7,248)
Net loss	$(5,098)	$(4,926)	$(18,410)	$(24,072)

Operating Revenues

Operating revenues increased $414,000 during the three months ended June 30, 2022, compared with the three months ended June 30, 2021, respectively, due primarily to increased electricity sales, partially offset by decreased SREC revenue. Operating revenues increased $9.6 million during the nine months ended June 30, 2022, compared with the nine months ended June 30, 2021, respectively, due primarily to increased electricity sales.

Net Loss

Net loss remained relatively flat during the three months ended June 30, 2022, compared with the three months ended June 30, 2021. Net loss decreased $5.7 million during the nine months ended June 30, 2022, compared with the nine months ended June 30, 2021, due primarily to the increased operating revenues, as previously discussed, partially offset by higher operating expenses and lower income tax benefit.

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

During December 2020, Energy Services entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and Energy Services may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500 million, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced on November 1, 2021. NJR will receive approximately $260 million in cash from fiscal 2022 through fiscal 2024 and $34 million per year from fiscal 2025 through fiscal 2031 under the agreements. Energy Services recognized $10.3 million and $42.7 million of operating revenue during the three and nine months ended June 30, 2022, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $44.1 million as of June 30, 2022, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

Operating Results

Energy Services’ financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2022	2021	2022	2021
Operating revenues (1)	$307,815	$201,594	$1,089,704	$893,640
Operating expenses
Natural gas purchases (including demand charges (2)(3))	290,767	237,011	980,600	741,128
Operation and maintenance	6,181	4,066	14,531	41,080
Depreciation and amortization	34	28	94	83
Total operating expenses	296,982	241,105	995,225	782,291
Operating income (loss)	10,833	(39,511)	94,479	111,349
Other income, net	121	100	373	279
Interest expense, net	1,115	240	2,585	1,495
Income tax provision (benefit)	2,338	(8,805)	22,053	26,445
Net income (loss)	$7,501	$(30,846)	$70,214	$83,688
(1)Includes related party transactions of approximately $1.4 million and $921,000 for the three months ended June 30, 2022 and 2021, respectively, and approximately $3.6 million and $4.0 million for the nine months ended June 30, 2022 and 2021, respectively, which are eliminated in consolidation.
(2)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to ten years.
(3)Includes related party transactions of approximately $257,000 and $226,000 for the three months ended June 30, 2022 and 2021, respectively, and approximately $752,000 and $616,000 for the nine months ended June 30, 2022 and 2021, respectively, a portion of which is eliminated in consolidation.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Energy Services' portfolio of financial derivative instruments are composed of:

	Nine Months Ended
	June 30,
(in Bcf)	2022	2021
Net short futures and swaps contracts	5.2	22.6

During the nine months ended June 30, 2022 and 2021, the net short position resulted in an unrealized gain of $6.2 million and $5.5 million, respectively.

Operating Revenues and Natural Gas Purchases

Operating revenues increased $106.2 million and $196.1 million and natural gas purchases increased $53.8 million and $239.5 million during the three and nine months ended June 30, 2022, compared with the three and nine months ended June 30, 2021, respectively, due primarily to a 153.2 percent and 119.2 percent increase in natural gas prices, respectively. To a lesser extent, operating revenues also increased $10.3 million and $42.7 million, respectively, due to AMAs with an investment grade public utility that commenced in November 2021, partially offset by increased natural gas price volatility related to the extreme weather in the mid-continent and southern regions of the U.S. during February 2021, which did not reoccur to the same extent during 2022.

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

Operation and Maintenance Expense

O&M expense increased $2.1 million during the three months ended June 30, 2022, compared with the three months ended June 30, 2021, due primarily to increased compensation costs. O&M expense decreased $26.5 million during the nine months ended June 30, 2022, compared with the nine months ended June 30, 2021, due primarily to decreased compensation costs, charitable contributions and bad debt expense.

Income Tax Provision

Income tax provision increased $11.1 million during the three months ended June 30, 2022, compared with the three months ended June 30, 2021, due primarily to increased income before income taxes. Income tax provision decreased $4.4 million during the nine months ended June 30, 2022, compared with the nine months ended June 30, 2021, due primarily to decreased income before income taxes related to the increased natural gas prices, partially offset by decreased O&M.
Net Income

Net income increased $38.3 million during the three months ended June 30, 2022, compared with the three months ended June 30, 2021, due primarily to increased operating income, partially offset by higher income taxes, as previously discussed. Net income decreased $13.5 million during the nine months ended June 30, 2022, compared with the nine months ended June 30, 2021, due primarily to decreased operating income, partially offset by lower income taxes, as previously discussed.

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

Financial Margin

A reconciliation of gross margin, the closest GAAP financial measure, to Energy Services' financial margin is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2022	2021	2022	2021
Operating revenues (1)	$307,815	$201,594	$1,089,704	$893,640
Less:
Natural gas purchases	290,767	237,011	980,600	741,128
Operation and maintenance (2)	5,617	3,663	12,864	28,271
Depreciation and amortization	34	28	94	83
Gross margin	11,397	(39,108)	96,146	124,158
Add:
Operation and maintenance (2)	5,617	3,663	12,864	28,271
Depreciation and amortization	34	28	94	83
Unrealized (gain) loss on derivative instruments and related transactions	(16,470)	22,784	(61,671)	13,351
Effects of economic hedging related to natural gas inventory (3)	428	2,486	25,160	(12,255)
Financial margin	$1,006	$(10,147)	$72,593	$153,608
(1)Includes unrealized losses related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $(1.4) million and $(920,000) for the three months ended June 30, 2022 and 2021, respectively, and approximately $3.6 million and $277,000 for the nine months ended June 30, 2022 and 2021, respectively.
(2)Excludes selling, general and administrative expenses of approximately $564,000 and $403,000 for the three months ended June 30, 2022 and 2021, respectively, and approximately $1.7 million and $12.8 million for the nine months ended June 30, 2022 and 2021, respectively.
(3)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

Financial margin increased $11.2 million during the three months ended June 30, 2022, compared with the three months ended June 30, 2021, resulting primarily from the AMAs, which commenced November 2021, partially offset by increased natural gas prices, as previously discussed. Financial margin decreased $81.0 million during the nine months ended June 30, 2022, compared with the nine months ended June 30, 2021, resulting primarily from the price volatility related to the extreme weather in the mid-continent and southern regions of the U.S. during February 2021, which did not reoccur to the same extent during 2022 and increased natural gas prices, partially offset by the AMAs, which commenced November 2021, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Net Financial Earnings

A reconciliation of Energy Services' net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2022	2021	2022	2021
Net income (loss)	$7,501	$(30,846)	$70,214	$83,688
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(16,470)	22,784	(61,671)	13,351
Tax effect (1)	3,914	(5,418)	14,667	(3,175)
Effects of economic hedging related to natural gas inventory	428	2,486	25,160	(12,255)
Tax effect	(102)	(591)	(5,979)	2,912
Net income to NFE tax adjustment	(274)	(942)	113	980
Net financial (loss) earnings	$(5,003)	$(12,527)	$42,504	$85,501
(1)Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $339,000 and $218,000 for the three months ended June 30, 2022 and 2021, respectively, and $(859,000) and $(66,000) for the nine months ended June 30, 2022 and 2021, respectively.

Net financial loss decreased $7.5 million during the three months ended June 30, 2022, compared with the three months ended June 30, 2021, due primarily to higher financial margin, as previously discussed. NFE decreased $43.0 million during the nine months ended June 30, 2022, compared with the nine months ended June 30, 2021, due primarily to lower financial margin, as previously discussed.

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

Our Storage and Transportation segment also has a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates and a 20 percent interest in PennEast, a partnership whose purpose was to construct and operate a 120-mile natural gas pipeline that would have extended from northeast Pennsylvania to western New Jersey. As of June 30, 2022, our investment in Steckman Ridge was $108.3 million.

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

On March 10, 2022, following the sale of certain project related assets and refunds of interconnection fees received from interstate pipelines, the PennEast board of managers approved a cash distribution to members of the partnership totaling $4.0 million per partner. The distribution was received by the Company on March 31, 2022. During the third quarter of fiscal 2022, the Company received an additional $5.5 million from the partnership. The return of capital received by the Company reduced the remaining carrying value of its equity method investment in PennEast to zero, with the excess recorded within other income, net, in the Unaudited Condensed Consolidated Statements of Operations.

Operating Results

The financial results of our Storage and Transportation segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2022	2021	2022	2021
Operating revenues (1)	$16,390	$11,649	$41,875	$38,679
Operating expenses
Natural gas purchases	987	327	2,028	798
Operation and maintenance	7,840	6,689	22,524	20,370
Depreciation and amortization	3,323	2,443	8,027	7,447
Total operating expenses	12,150	9,459	32,579	28,615
Operating income	4,240	2,190	9,296	10,064
Other income, net	1,882	1,290	7,141	4,135
Interest expense, net	3,177	2,937	7,160	10,497
Income tax provision (benefit)	1,675	(10,393)	2,732	(8,874)
Equity in earnings (loss) of affiliates	5,274	(88,615)	7,586	(82,036)
Net income (loss)	$6,544	$(77,679)	$14,131	$(69,460)
(1)Includes related party transactions of approximately $611,000 and $650,000 for the three months ended June 30, 2022 and 2021, respectively, and $1.7 million and $2.0 million for the nine months ended June 30, 2022 and 2021, respectively, which are eliminated in consolidation.

Operating Revenues

Operating revenues increased $4.7 million and $3.2 million during the three and nine months ended June 30, 2022, compared with the three and nine months ended June 30, 2021, respectively, due primarily to increased fixed price contract revenue for Adelphia Gateway.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Equity in earnings of affiliates increased $93.9 million and $89.6 million during the three and nine months ended June 30, 2022, compared with the three and nine months ended June 30, 2021, respectively, due primarily to the impairment of our equity method investment in PennEast during fiscal 2021, partially offset by decreased AFUDC equity related to our investment in PennEast, which ceased all further development.

Other Income, Net

Other income increased $592,000 and $3.0 million during the three and nine months ended June 30, 2022, compared with the three and nine months ended June 30, 2021, respectively, due primarily to increased AFUDC equity related to the Adelphia Gateway project.

Interest Expense

Interest expense remained relatively flat during the three months ended June 30, 2022, compared with the three months ended June 30, 2021. Interest expense decreased $3.3 million during the nine months ended June 30, 2022, compared with the nine months ended June 30, 2021, due primarily to reduced debt related to the PennEast project.

Net Income

Net income increased $84.2 million and $83.6 million during the three and nine months ended June 30, 2022, compared with the three and nine months ended June 30, 2021, respectively, due primarily to absence of the impairment of our equity method investment in PennEast, as previously discussed.

Non-GAAP Financial Measures

Management uses NFE, a non-GAAP financial measure, when evaluating the operating results of our Storage and Transportation segment. Certain transactions associated with equity method investments and their impact, including impairment charges, which are non-cash charges, and the return of capital in excess of the carrying value of our investment, are excluded for NFE purposes. The details of such adjustments can be found in the table below. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure. A reconciliation of Storage and Transportations' net income, the most directly comparable GAAP financial measure to NFE is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2022	2021	2021	2021
Net income (loss)	$6,544	$(77,679)	$14,131	$(69,460)
Add:
(Gain on) impairment of equity method investment	(4,021)	92,000	(4,021)	92,000
Tax effect	1,003	(11,934)	1,003	(11,934)
Net financial earnings	$3,526	$2,387	$11,113	$10,606

NFE increased $1.1 million and $507,000 during the three and nine months ended June 30, 2022, compared with the three and nine months ended June 30, 2021, respectively, due primarily to increased operating revenue and higher AFUDC at Adelphia Gateway and decreased interest expense, as previously discussed.
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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

The condensed financial results of Home Services and Other are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2022	2021	2022	2021
Operating revenues	$14,220	$13,312	$41,393	$38,662

Income before income taxes	$395	$31	$1,795	$775
Income tax provision	180	415	682	474
Net income (loss)	$215	$(384)	$1,113	$301

Operating Revenues

Operating revenues increased $908,000 and $2.7 million during the three and nine months ended June 30, 2022, compared with the three and nine months ended June 30, 2021, respectively, due primarily to increased installation revenue at NJRHS.

Net Income

Net income increased $599,000 and $812,000 during the three and nine months ended June 30, 2022, compared with the three and nine months ended June 30, 2021, respectively, due primarily to increased revenue as previously discussed.

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each reporting segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

Our consolidated capital structure was as follows:

	June 30, 2022	September 30, 2021
Common stock equity	38%	38%
Long-term debt	54	51
Short-term debt	8	11
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $3.6 million and $4.0 million of equity through the DRP during the three months ended June 30, 2022 and 2021, respectively. NJR raised approximately $11.1 million and $11.5 million of equity through the DRP during the nine months ended June 30, 2022 and 2021, respectively.

In March 2021, we cash settled a portion of a forward sale agreement for a payout of approximately $388,000 in lieu of the issuance of 727,272 common shares. In May 2021, we cash settled the rest of the forward sale agreements for a payout of approximately $2.4 million in lieu of the issuance of 484,848 common shares.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of June 30, 2022, we had repurchased a total of approximately 17.8 million of those shares and may repurchase an additional 1.7 million shares under the approved program. There were no shares repurchased during the nine months ended June 30, 2022 and 2021.

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

We believe that as of June 30, 2022, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

As a result of the COVID-19 pandemic and recent geopolitical tensions resulting in inflationary pressures, there has been uncertainty and volatility in the credit and capital markets. We have been able to obtain sufficient financing to meet our funding requirements for operations and capital expenditures, however, our ability to access funds from financial institutions at a reasonable cost may impact the nature and timing of future capital market transactions.

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

As of June 30, 2022, NJR had a revolving credit facility and a term loan totaling $650 million, with $264.3 million available under the facility.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of June 30, 2022, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $249.3 million.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Short-term borrowings were as follows:

	Three Months Ended	Nine Months Ended
(Thousands)	June 30, 2022
NJR
Notes Payable to banks:
Balance at end of period	$370,350	$370,350
Weighted average interest rate at end of period	1.39%	1.39%
Average balance for the period	$422,896	$354,458
Weighted average interest rate for average balance	1.82%	1.47%
Month end maximum for the period	$494,060	$494,060
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Average balance for the period	$—	$5,842
Weighted average interest rate for average balance	—%	0.43%
Month end maximum for the period	$—	$177,700

Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in the November through January time frame.

NJR

Based on its average borrowings during the three and nine months ended June 30, 2022, NJR's average interest rate was 1.82 percent and 1.47 percent, resulting in interest expense of approximately $1.9 million and $3.9 million, respectively.

During fiscal 2021, NJR entered into a Second Amended and Restated Credit Agreement governing a $500 million NJR Credit Facility. The NJR Credit Facility expires on September 2, 2026, subject to two mutual options for a one-year extension beyond that date. The NJR Credit Facility permits the borrowing of revolving loans and swingline loans, as well as a $75 million sublimit for the issuance of letters of credit. The NJR Credit Facility also includes an accordion feature, which would allow NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in increments of $50 million up to a maximum of $250 million. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility. The credit facility is used primarily to finance its share repurchases, to satisfy Energy Services’ short-term liquidity needs and to finance, on an initial basis, unregulated investments. As of June 30, 2022, NJR had eight letters of credit outstanding totaling $15.3 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

On February 8, 2022, NJR entered into a 364-day $150 million term loan credit agreement with an interest rate based on SOFR plus 0.85 percent, which expires on February 7, 2023. The Company borrowed $50 million on February 9, 2022 and $100 million on February 14, 2022.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility or term loan credit agreement.

NJNG

As noted above, based on its average borrowings during the nine months ended June 30, 2022, NJNG's average interest rate was 0.43 percent, resulting in interest expense of approximately $159,000.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
As of June 30, 2022, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under NJNG's committed credit facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

Long-Term Debt

NJR

As of June 30, 2022, NJR had the following outstanding:

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
•$80 million of 3.25 percent senior notes due September 1, 2033; and
•$110 million of 4.38 percent senior notes due June 23, 2027.

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

On June 23, 2022, NJR entered into a Note Purchase Agreement under which NJR issued $110 million, Series 2022A senior notes at a fixed rate of 4.38 percent, maturing in 2027. The senior notes are unsecured and guaranteed by certain unregulated subsidiaries of NJR

Neither NJNG nor its assets are obligated or pledged to support NJR's long-term debt.

NJNG

As of June 30, 2022, NJNG's long-term debt consisted of $1.3 billion in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2061, and $25.4 million in finance leases with various maturities ranging from 2024 to 2028.

On October 28, 2021, NJNG entered into a Note Purchase Agreement for $100 million of its senior notes, of which $50 million were issued at an interest rate of 2.97 percent, maturing in 2051, and $50 million were issued at an interest rate of 3.07 percent, maturing in 2061. The senior notes are secured by an equal principal amount of NJNG’s FMBs issued under NJNG’s Mortgage Indenture.

On May 27, 2022, NJNG entered into a Note Purchase Agreement for $100 million of its senior notes, of which $50 million were issued at an interest rate of 4.37 percent, maturing in 2037, and $50 million were issued at an interest rate of 4.71 percent, maturing in 2052. The senior notes are secured by an equal principal amount of NJNG’s FMBs issued under NJNG’s Mortgage Indenture.

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

Sale Leaseback

NJNG

NJNG received $17.3 million during the nine months ended June 30, 2022, in connection with the sale leaseback of its natural gas meters. NJNG records a financing lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG continues to evaluate this sale leaseback program based on current market conditions. Natural gas meters are excepted from the lien on NJNG property under the Mortgage Indenture. There were no natural gas meter sale leasebacks recorded during the nine months ended June 30, 2021.

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are considered failed sale leasebacks for accounting purposes and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the nine months ended June 30, 2022 and 2021, Clean Energy Ventures received proceeds of $3.3 million and $17.7 million, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

Contractual Obligations

As of June 30, 2022, there were NJR guarantees covering approximately $216.6 million of natural gas purchases and Energy Services demand fee commitments and ten outstanding letters of credit totaling $16.1 million, as previously mentioned, not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJNG's total capital expenditures are projected to be between $285 million and $335 million during fiscal 2022. Total capital expenditures spent or accrued during the nine months ended June 30, 2022, were $194.8 million. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of June 30, 2022, NJNG's future MGP expenditures are estimated to be $120.6 million. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

During the nine months ended June 30, 2022, our Storage and Transportation segment had capital expenditures spent or accrued for the Adelphia Gateway project totaling $111.4 million and capital expenditures spent or accrued for Leaf River totaling $13.2 million. During fiscal 2022, we expect expenditures related to the Adelphia Gateway project to be between $115 million and $130 million and expenditures related to Leaf River to be between $12 million and $14 million.

During the nine months ended June 30, 2022, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were $100.0 million. Clean Energy Ventures' expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. We estimate solar-related capital expenditures for projects during fiscal 2022 to be between $139 million and $157 million.

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

During December 2020, Energy Services entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and Energy Services may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500 million, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced on November 1, 2021. NJR will receive approximately $260 million in cash from fiscal 2022 through fiscal 2024 and $34 million per year from fiscal 2025 through fiscal 2031 under the agreements. During the nine months ended June 30, 2022, Energy Services recognized $42.7 million of operating revenue on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $44.1 million as of June 30, 2022, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

More detailed information regarding contractual obligations is contained in Liquidity and Capital Resources - Contractual Obligations section of Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2021.
Cash Flows

Operating Activities

Cash flows from operating activities during the nine months ended June 30, 2022, totaled $235.9 million, compared with $341.8 million during the nine months ended June 30, 2021. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The decrease of $105.9 million in operating cash flows during the nine months ended June 30, 2022, compared with the nine months ended June 30, 2021, was due primarily to additional working capital requirements related to the rising energy prices along with the outsized performance at Energy Services during February 2021 that did not reoccur during fiscal 2022, partially offset by the AMAs, which commenced November 2021, as previously discussed.

Investing Activities

Cash flows used in investing activities totaled $434.9 million during the nine months ended June 30, 2022, compared with $429.9 million during the nine months ended June 30, 2021. The increase of $5.0 million was due primarily to an increase in capital expenditures for Storage and Transportation related to the conversion of the southern portion of Adelphia Gateway's pipeline to natural gas along with increased solar expenditures, partially offset by decreased utility plant expenditures.

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

Cash flows from financing activities totaled $221.0 million during the nine months ended June 30, 2022, compared with Cash flows (used in) financing activities which totaled $(25.3) million during the nine months ended June 30, 2021. The increase of $246.3 million is due primarily to the issuance of $310 million long-term debt, a new $150 million term loan, along with proceeds of $17.3 million for meter sale leasebacks, partially offset by increased net payments of short-term debt of $207.9 million and lower proceeds of $14.4 million from solar sale leasebacks.

Credit Ratings

The table below summarizes NJNG's credit ratings as of June 30, 2022, issued by two rating entities, Moody's and Fitch:

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

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2021	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2022
Natural Gas Distribution	$2,033	26,640	38,812	$(10,139)
Energy Services	(29,487)	(35,550)	(58,820)	(6,217)
Total	$(27,454)	(8,910)	(20,008)	$(16,356)

There were no changes in methods of valuations during the nine months ended June 30, 2022.

The following is a summary of fair market value of financial derivatives as of June 30, 2022, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2022	2023	2024 - 2026	After 2026	Total Fair Value
Price based on NYMEX/CME	$(248)	(109)	—	—	$(357)
Price based on ICE	6,301	(26,686)	4,386	—	(15,999)
Total	$6,053	(26,795)	4,386	—	$(16,356)

The following is a summary of financial derivatives by type as of June 30, 2022:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	27.3	$2.60 - $13.50	$(10,139)
Energy Services	Futures	(5.1)	$2.41 - $12.25	(5,860)
	Swaps	(0.1)	$2.77 - $3.03	(357)
Total				$(16,356)
(1)    Million British thermal unit

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2021	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2022
Natural Gas Distribution - Prices based on other external data	$20	4,435	4,451	$4
Energy Services - Prices based on other external data	(34,678)	(11,551)	(9,156)	(37,073)
Total	$(34,658)	(7,116)	(4,705)	$(37,069)

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $4.2 million. This analysis does not include potential changes to reported credit adjustments embedded in the $25.1 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(2,097)	$(4,195)	$(6,292)	$(8,389)
Ending derivative fair value	$25,085	$22,988	$20,890	$18,793	$16,696

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$2,097	$4,195	$6,292	$8,389
Ending derivative fair value	$25,085	$27,182	$29,280	$31,377	$33,474

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of June 30, 2022. Gross credit exposure for Energy Services is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for Storage and Transportation is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Energy Services', Clean Energy Ventures' and Storage and Transportation's counterparty credit exposure as of June 30, 2022, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$173,996	$155,145
Noninvestment grade	22,417	3,940
Internally rated investment grade	25,217	16,638
Internally rated noninvestment grade	29,886	13,338
Total	$251,516	$189,061

NJNG's counterparty credit exposure as of June 30, 2022, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$2,345	$1,607
Noninvestment grade	527	—
Internally rated investment grade	315	235
Internally rated noninvestment grade	17,725	—
Total	$20,912	$1,842

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

Effects of Inflation

Any change in price levels has an effect on operating results due to the capital-intensive and regulated nature of our utility subsidiary. The Company’s operations are sensitive to increases in the rate of inflation because of its operational and capital spending requirements in both its regulated and non-regulated businesses. We attempt to minimize the effects of inflation through cost control, productivity improvements and regulatory actions, when appropriate. See Item 1A. Risk Factors for additional information related to the impact of recent increases in inflation rates.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2021, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended June 30, 2022, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended June 30, 2022:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
04/01/22 - 04/30/22	—	—	—	1,685,053
05/01/22 - 05/31/22	—	—	—	1,685,053
06/01/22 - 06/30/22	—	—	—	1,685,053
Total	—	$—	—	1,685,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of June 30, 2022, included 19.5 million shares of common stock for repurchase, of which, approximately 1.7 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

4.1
$100,000,000 Note Purchase Agreement, dated as of May 27, 2022, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 1, 2022)

4.2
Eleventh Supplemental Indenture, dated as of May 1, 2022, by and between New Jersey Natural Gas Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on June 1, 2022)

4.3
$110,000,000 Note Purchase Agreement, dated as of June 23, 2022, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 27, 2022)

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended June 30, 2022, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	August 4, 2022
By:/s/ Roberto F. Bel
Roberto F. Bel
Senior Vice President and
Chief Financial Officer