Form 10-K
period 2022-09-30
NEW JERSEY RESOURCES CORP
filed 2022-11-17
CIK 356309

–

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
OR

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $4,388,979,332 based on the closing price of $45.86 per share on March 31, 2022, as reported on the New York Stock Exchange.

The number of shares outstanding of $2.50 par value common stock as of November 14, 2022 was 96,386,496.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareowners (Proxy Statement) to be held on January 25, 2023, are incorporated by reference into Part I and Part III of this report.

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

Fitch	Fitch Ratings Company
FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles of the United States
GWRA	Global Warming Response Act of 2007
HCCTR	Health Care Cost Trend Rate
Home Services and Other	Home Services and Other Operations
ICE	Intercontinental Exchange
IIP	Infrastructure Investment Program
IRS	Internal Revenue Service
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
LDCC	Leadership Development and Compensation Committee
Leaf River	Leaf River Energy Center LLC
LNG	Liquefied Natural Gas
MGP	Manufactured Gas Plant
MMBtu	Million British Thermal Units
Moody’s	Moody’s Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014, as amended
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)
NAV	Net Asset Value
Natural Gas Distribution	Natural Gas Distribution segment
NFE	Net Financial Earnings
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey’s Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company
NJNG Credit Facility	The $250 million unsecured committed credit facility expiring in September 2027
NJR Credit Facility	The $650 million unsecured committed credit facility expiring in September 2027
NJR or The Company	New Jersey Resources Corporation
NJRCEV	NJR Clean Energy Ventures Corporation
NJRES	NJR Energy Services Company
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with GAAP
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
OASDI	Old Age, Survivors and Disability Insurance tax
OCI	Other Comprehensive Income
O&M	Operations and Maintenance
OPEB	Other Postemployment Benefit Plans
PBO	Projected Benefit Obligation
PennEast	PennEast Pipeline Company, LLC
PEP	Pension Equalization Plan
PIM	Pipeline Integrity Management
PPA	Power Purchase Agreement
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
SAFE II	Safety Acceleration and Facility Enhancement Program, Phase II
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SAVEGREEN	The SAVEGREEN Project®
Savings Plan	Employees’ Retirement Savings Plan
SBC	Societal Benefits Charge
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
SREC	Solar Renewable Energy Certificate
SRL	Southern Reliability Link
S&P	Standard & Poor’s Financial Services, LLC
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Storage and Transportation	Storage and Transportation segment
TETCO	Texas Eastern Transmission
The Inflation Reduction Act	The Inflation Reduction Act of 2022
The Tax Act	An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017
TREC	Transition Renewable Energy Certificate
Trustee	U.S. Bank National Association
TSR	Total Shareholder Return
U.S.	The United States of America
Union	International Brotherhood of Electrical Workers Local 1820
USF	Universal Service Fund
Utility Gross Margin	A non-GAAP financial measure, which represents operating revenues less natural gas purchases, sales tax, and regulatory rider expense, and excludes certain operations and maintenance expense and depreciation and amortization

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

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, RECs, future rate case proceedings, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2022 and thereafter include many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors, as well as the following, which are neither presented in order of importance nor weighted:

•our ability to obtain governmental and regulatory approvals, land-use rights, electric grid connection (in the case of clean energy projects) and/or financing for the construction, development and operation of our unregulated energy investments, pipeline transportation systems and NJNG and Storage and Transportation infrastructure projects, in a timely manner;
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
•our ability to comply with current and future regulatory requirements;
•commercial and wholesale credit risks, including the availability of creditworthy customers and counterparties, and liquidity in the wholesale energy trading market;
•volatility of natural gas and other commodity prices and their impact on NJNG customer usage, NJNG’s BGSS incentive programs, Energy Services operations and our risk management efforts;
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
•the impact of volatility in the equity and credit markets on our access to capital, including the risks, political and economic disruption and uncertainty related to Russia’s military invasion of Ukraine, and the international community’s responses;
•risks of prolonged constriction of credit availability in the markets and our ability to secure short-term financing;
•our ability to comply with debt covenants;
•the results of legal or administrative proceedings with respect to claims, rates, environmental issues, natural gas cost prudence reviews and other matters;
•risks related to the impact and uncertainty of COVID-19, as well as impacts on business operations, supply chain, financial performance and condition and cash flows;
•risks related to cyberattacks or failure of information technology systems;
•the impact to the asset values and resulting higher costs and funding obligations of our pension and postemployment benefit plans as a result of potential downturns in the financial markets and/or reductions in bond yields;
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
•changes to tax laws and regulations, including our ability to optimize those changes brought about by the passage of the Inflation Reduction Act;
•any potential need to record a valuation allowance for our deferred tax assets;
•the impact of natural disasters, terrorist activities, pandemic illness, war and other extreme events on our operations and customers;
•the delay or prevention of a favorable transaction due to change in control provisions or laws;
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

New Jersey Resources Corporation
Part I

ITEM 1. BUSINESS

ORGANIZATIONAL STRUCTURE

New Jersey Resources Corporation is a New Jersey corporation and a diversified energy services holding company whose principal business is the distribution of natural gas through a regulated utility, investing in and operating clean energy projects and natural gas storage and transportation assets, and providing other retail and wholesale energy services to customers. We are an exempt holding company under Section 1263 of the Energy Policy Act of 2005.

Our primary subsidiaries include the following:

New Jersey Natural Gas Company provides regulated natural gas utility service to approximately 569,300 residential and commercial customers throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey and participates in the off-system sales and capacity release markets. NJNG, a local natural gas distribution company, is regulated by the BPU and comprises the Company’s Natural Gas Distribution segment.

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

NJR Midstream Holdings Corporation, which comprises the Storage and Transportation segment, invests in energy-related ventures through its subsidiaries: NJR Midstream Company, which includes our wholly-owned subsidiaries of Leaf River, located in southeastern Mississippi, and Adelphia Gateway, located in eastern Pennsylvania, which are subject to FERC regulation, along with our 20 percent ownership in PennEast; and NJR Steckman Ridge Storage Company, which holds our 50 percent combined ownership interest in Steckman Ridge, located in Pennsylvania. See Note 7. Investments in Equity Investees for more information on PennEast and Steckman Ridge.

NJR Home Services Company provides heating, ventilation and cooling service, sales and installation of appliances to approximately 103,100 service contract customers, as well as solar installation projects, and is the primary contributor to Home Services and Other operations.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
REPORTING SEGMENTS

We operate within four reporting segments: Natural Gas Distribution, Clean Energy Ventures, Energy Services and Storage and Transportation.

Natural Gas Distribution consists of regulated natural gas services, off-system sales, capacity and storage management operations. Energy Services consists of unregulated wholesale and retail energy operations, as well as energy management services. Clean Energy Ventures consists of capital investments in clean energy projects. Storage and Transportation consists of operations and investments in the natural gas storage and transportation market, such as natural gas storage and transportation facilities.

Net income by reporting segment and other business operations for the fiscal years ended September 30, are as follows:
Storage and Transportation incurred a net loss of $67.8 million during fiscal 2021 and Energy Services incurred a net loss of $11.0 million during fiscal 2020, which are not shown clearly in the above graph.

Assets composition by reporting segment and other business operations at September 30, are as follows:

2022	2021

Clean Energy Ventures 15%
Energy Services 5%
Storage and Transportation 15%
Home Services and Other 3%
Natural Gas Distribution 62%

Clean Energy Ventures 15%
Energy Services 6%
Storage and Transportation 14%
Home Services and Other 3%
Natural Gas Distribution 62%

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
Management uses NFE, a non-GAAP financial measure, when evaluating its operating results. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses to effectively match the earnings effects of the economic hedges with the physical sale of natural gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. Energy Services economically hedges its natural gas inventory with financial derivative instruments and calculates the related tax effect based on the statutory rate. NFE also excludes certain transactions associated with equity method investments, including impairment charges, which are non-cash charges, and return of capital in excess of the carrying value of our investment. These are considered unusual in nature and occur infrequently and are not indicative of the Company’s performance for its ongoing operations. Included in the tax effects are current and deferred income tax expense corresponding with the components of NFE.

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP, and should be considered in addition to, and not as a substitute for, the comparable GAAP measure. The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE for the fiscal years ended September 30:

(Thousands)	2022	2021	2020
Net income	$274,922	$117,890	$163,007
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(59,906)	54,203	(9,644)
Tax effect	14,248	(12,887)	2,296
Effects of economic hedging related to natural gas inventory	19,939	(42,405)	12,690
Tax effect	(4,738)	10,078	(3,016)
(Gain on) impairment of equity method investment	(5,521)	92,000	—
Tax effect	1,377	(11,167)	—
NFE	$240,321	$207,712	$165,333
Basic earnings per share	$2.86	$1.23	$1.72
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(0.62)	0.56	(0.10)
Tax effect	0.15	(0.13)	0.02
Effects of economic hedging related to natural gas inventory	0.21	(0.44)	0.13
Tax effect	(0.05)	0.10	(0.03)
(Gain on) impairment of equity method investment	(0.06)	0.96	—
Tax effect	0.01	(0.12)	—
Basic NFE per share	$2.50	$2.16	$1.74

NFE by reporting segment and other business operations for the fiscal years ended September 30, are as follows:
NFE at Energy Services was a loss of $7.9 million during fiscal 2020, which is not shown clearly in the above graph.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
Natural Gas Distribution

General

Natural Gas Distribution consists of regulated utility operations that provide natural gas service to approximately 569,300 customers. NJNG’s service territory includes Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey. It encompasses 1,516 square miles, covering 108 municipalities with an estimated population of 1.5 million people. It is primarily suburban, highlighted by approximately 100 miles of New Jersey coastline. It is in close proximity to New York City, Philadelphia and the metropolitan areas of northern New Jersey, and is accessible through a network of major roadways and mass transportation.

NJNG’s business is subject to various risks, such as those associated with adverse economic conditions, which can negatively impact customer growth and operating and financing costs; fluctuations in commodity prices, which can impact customer usage; certain regulatory actions; and environmental remediation. It is often difficult to predict the impact of trends associated with these risks. NJNG employs strategies to pursue customer conversions from other fuel sources and monitor new construction markets through contact with developers, utilize incentive programs through BPU-approved mechanisms to reduce natural gas costs, pursue rate and other regulatory strategies designed to stabilize and decouple gross margin, and work actively with consultants and the NJDEP to manage expectations related to its obligations associated with its former MGP sites.

Operating Revenues/Throughput

For the fiscal years ended September 30, operating revenues and throughput by customer class for Natural Gas Distribution are as follows:

	2022		2021		2020
($ in thousands)	Operating Revenue	Bcf	Operating Revenue	Bcf	Operating Revenue	Bcf
Residential	$598,433	45.5	$484,407	46.2	$500,271	44.6
Commercial and other	140,727	8.7	103,341	8.6	98,463	8.2
Firm transportation	80,915	13.0	69,353	13.7	66,871	13.3
Total residential and commercial	820,075	67.2	657,101	68.5	665,605	66.1
Interruptible/off-tariff agreements	9,740	32.4	7,239	22.9	6,322	30.9
Total system	829,815	99.6	664,340	91.4	671,927	97.0
BGSS incentive programs (1)	298,952	44.5	67,456	20.8	57,996	118.4
Total	$1,128,767	144.1	$731,796	112.2	$729,923	215.4
(1)Does not include 50.7, 80.5 and 86.3 Bcf for the capacity release program and related amounts of approximately $683,000, $3.1 million and $3.1 million, which are recorded as a reduction of natural gas purchases on the Consolidated Statements of Operations during fiscal 2022, 2021 and 2020, respectively.

NJNG added 7,808 and 7,854 new customers during fiscal 2022 and 2021, respectively. NJNG expects its annual customer growth rate to be approximately 1.6 percent. This anticipated customer growth represents approximately $7.7 million in new annual Utility Gross Margin, a non-GAAP financial measure, as calculated under NJNG’s current CIP tariff. For a reconciliation of Utility Gross Margin to gross margin see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Natural Gas Distribution.

In fiscal 2022, no single customer represented more than 10 percent of consolidated operating revenues.

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

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
CIP, a mechanism authorized by the BPU, stabilizes NJNG’s Utility Gross Margin, regardless of variations in weather. In addition, CIP decouples the link between Utility Gross Margin and customer usage, allowing NJNG to promote energy conservation measures. Recovery of Utility Gross Margin is subject to additional conditions, including an earnings test, a revenue test and an evaluation of BGSS-related savings achieved over a 12-month period. The BPU approved the continuation of the CIP program with no expiration date.

Concurrent with its annual BGSS filing, NJNG files for an annual review of its CIP, at which time it can request rate changes, as appropriate. For additional information regarding CIP, including rate actions and impact to margin, see Note 4. Regulation in the accompanying Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Natural Gas Distribution.

Natural Gas Supply

Firm Natural Gas Supplies

In fiscal 2022, NJNG purchased natural gas from approximately 59 suppliers under contracts ranging from one day to seven months and purchased over 10 percent of its natural gas from two suppliers. NJNG believes the loss of either of these suppliers would not have a material adverse impact on its results of operations, financial position or cash flows, as an adequate number of alternative suppliers exist. NJNG believes that its supply strategy should adequately meet its expected firm load for the upcoming winter season.

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

The pipeline companies that provide firm transportation service to NJNG’s citygate stations, the maximum daily deliverability of that capacity and the contract expiration dates are as follows:

Pipeline	Dths (1)	Expiration
Texas Eastern Transmission, L.P.	383,588	2023-2025
Columbia Gas Transmission Corp.	50,000	2024-2030
Tennessee Gas Pipeline Co.	25,166	2024-2028
Transcontinental Gas Pipe Line Corp.	332,531	2023-2033
Algonquin Gas Transmission	12,000	2024
Total	803,285
(1)    Numbers are shown net of any capacity release contracted amounts.

Eastern Gas Transmission and Storage, Inc. and Adelphia Gateway provide NJNG upstream firm contract transportation service and supply pipelines included in the table above.

In addition, NJNG has storage contracts that provide an additional 102,941 Dths of maximum daily deliverability to NJNG’s citygate stations from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline	Dths	Expiration
Texas Eastern Transmission, L.P.	94,557	2024
Transcontinental Gas Pipe Line Corp.	8,384	2028
Total	102,941

NJNG also has upstream storage contracts. The maximum daily deliverability and contract expiration dates are as follows:

Company	Dths	Expiration
Eastern Gas Transmission and Storage	286,829	2023-2026
Steckman Ridge, L.P.	38,000	2025
Stagecoach Pipeline & Storage Company LLC	25,337	2028
Total	350,166

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

Citygate Supplies from Energy Services

NJNG has one AMA with Energy Services. NJNG and Energy Services have an agreement where NJNG releases 7,150 Dths/day of TETCO capacity, 2,200 Dths/day of Eastern Gas Transmission and Storage, Inc. capacity, 10,728 Dths/day of Tennessee Gas Pipeline capacity and 1.6 million Dths of Stagecoach Pipeline & Storage Company LLC storage capacity to Energy Services through March 31, 2023. NJNG can call upon a supply of up to 14,300 Dths/day delivered to NJNG’s TETCO citygate through March 31, 2023. Energy Services manages the storage inventory and NJNG can call on that storage supply as needed at NJNG’s Tennessee citygate or storage point.

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

The BPU, within the framework of the EDECA, fully opened NJNG’s residential markets to competition, including third-party suppliers, and restructured rates to segregate its BGSS and delivery (i.e., transportation) prices. New Jersey’s natural gas utilities must provide BGSS in the absence of a third-party supplier. On September 30, 2022, NJNG had 17,316 residential and 8,397 commercial and industrial customers utilizing the transportation service.

Clean Energy Ventures

Clean Energy Ventures invests in, owns and operates clean energy projects, including commercial and residential solar installations located in New Jersey, Connecticut, Rhode Island and New York.

As of September 30, 2022, Clean Energy Ventures has approximately 386.6 MW of ITC-eligible solar capacity in service, including a combination of residential and commercial net-metered and grid-connected solar systems.

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

Clean Energy Ventures’ commercial solar projects are sourced through various channels and include both net-metered and grid-connected systems. Net-metered projects involve the sale of energy to a host and grid-connected systems into the wholesale energy markets. Project construction is competitively sourced through third parties. New Jersey has the eighth largest solar market in the U.S., according to the Solar Energy Industries Association®, with a large number of firms competing in all facets of the market including development, financing and construction.

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

In July 2021, the BPU approved the first portion of the solar successor program for net-metered projects under 5 MWs. The new program opened to new applications on August 28, 2021. Incentives are structured as a 15-year fixed incentive ranging from $70 to $120/MWh depending on market segment, project siting and size. The second phase of the successor program is expected to include a competitive bid solicitation for projects greater than 5 MWs, with the solicitation program format and rules expected to be finalized in 2023.

Clean Energy Ventures is subject to various risks including those associated with adverse federal and state legislation and regulatory policies, electric grid connection, supply chain and/or construction delays that can impact the timing or eligibility of tax incentives, technological changes and the future market of RECs. See Item 1A. Risk Factors for additional information regarding these risks.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
Energy Services

Energy Services consists of unregulated wholesale and retail natural gas operations and provides producer and asset management services to a diverse customer base across North America. Energy Services has acquired contractual rights to natural gas transportation and storage assets it utilizes to implement its strategic and opportunistic market strategies. The rights to these assets were acquired in anticipation of delivering natural gas, performing asset management services for customers or identifying strategic opportunities that exist in or between the market areas that it serves. These opportunities are driven by price differentials between market locations and/or time periods. Energy Services’ activities are conducted in the market areas in which it has strong expertise, including the U.S. and Canada. Energy Services differentiates itself in the marketplace based on price, reliability and quality of service. Its competitors include wholesale marketing and trading companies, utilities, natural gas producers and financial institutions. Energy Services’ portfolio of customers includes regulated natural gas distribution companies, industrial companies, electric generators, natural gas/liquids processors, retail aggregators, wholesale marketers and natural gas producers.

While focusing on maintaining a low-risk operating and counterparty credit profile, Energy Services’ activities specifically consist of the following elements:

•Providing natural gas portfolio management services to nonaffiliated and our affiliated natural gas utility, electric generation facilities and natural gas producers;

•Managing strategies for new and existing natural gas transportation and storage assets to capture value from changes in price due to location or timing differences as a means to generate Financial Margin;

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

In an effort to deliver more predictable earnings contributions, reduce earnings volatility and monetize the value of its natural gas transportation portfolio, Energy Services entered into a series of AMAs in December 2020 with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The AMAs include a series of initial and permanent releases, which commenced on November 1, 2021. NJR will receive a total of approximately $260 million in cash from fiscal 2022 through fiscal 2024 and $34 million per year from fiscal 2025 through fiscal 2031 under the agreements.

During fiscal 2022, Energy Services did not purchase over 10 percent of its natural gas from any one supplier.

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
Energy Services also engages in park and loan transactions with storage and pipeline operators, where Energy Services will either borrow (receive a loan of) natural gas with an obligation to repay the storage or pipeline operator at a later date or “park” natural gas with an obligation to withdraw at a later date. In these cases, Energy Services evaluates the economics of the transaction to determine if it can capture pricing differentials in the marketplace and generate Financial Margin. Energy Services evaluates deal attributes such as fixed fees, calendar-spread value from deal inception until volumes are scheduled to be returned and/or repaid, as well as the time value of money. If this evaluation demonstrates that Financial Margin exists, Energy Services may enter into the transaction and hedge with natural gas futures contracts, thereby locking in Financial Margin.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
Energy Services maintains inventory balances to satisfy existing or anticipated sales of natural gas to its counterparties and/or to create additional value, as described above. During fiscal 2022 and 2021, Energy Services managed and sold 231.1 Bcf and 382.0 Bcf of natural gas, respectively. In addition, as of September 30, 2022 and 2021, Energy Services had 10.8 Bcf or $82.5 million of natural gas in storage and 18.8 Bcf or $77.8 million of natural gas in storage, respectively.
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
Volatility
Energy Services’ activities are also subject to price volatility or supply/demand dynamics within its North American wholesale markets, including in the Northeastern, Appalachian, Mid-Continent and Southeast regions. Changes in natural gas supply can affect capacity values and Energy Services’ Financial Margin, which, as described below, is generated from the optimization of transportation and storage assets. With its focus on risk management, Energy Services continues to diversify its revenue stream by identifying new growth opportunities in producer and asset management services. Energy Services monitors changing market dynamics and strategically adjusts its portfolio of transportation and storage assets, which currently includes an average of approximately 25.4 Bcf of firm storage and 0.7 Bcf of firm transportation capacity.

Financial Margin

To economically hedge the commodity price risk associated with its existing and anticipated commitments for the purchase and sale of natural gas, Energy Services enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial swaps and options. These derivative instruments are accounted for at fair value with changes in fair value recognized in earnings as they occur. Energy Services views Financial Margin, a non-GAAP financial measure, as a key internal financial metric. For additional information regarding Financial Margin, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Energy Services.

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
Storage and Transportation

Storage and Transportation includes investments in FERC-regulated interstate natural gas storage and transportation assets and is comprised of the following subsidiaries:

•NJR Midstream Company owns and operates Leaf River, a 32.2 million Dth salt dome natural gas facility, located in southeastern Mississippi, and the FERC-regulated Adelphia Gateway, which owns and operates an 84-mile pipeline in southeastern Pennsylvania. NJR Midstream Company also holds a 20 percent equity method investment in PennEast, whose project was cancelled in September 2021 and subsequently is dissolving the partnership; and

•NJR Steckman Ridge Storage Company holds our 50 percent equity method investment in Steckman Ridge. Steckman Ridge is a Delaware limited partnership, jointly owned and controlled by our subsidiaries and subsidiaries of Enbridge Inc., which built, owns and operates a natural gas storage facility with up to 12 Bcf of working natural gas capacity in Bedford County, Pennsylvania. The facility has direct access to the TETCO and Eastern Gas Transmission and Storage, Inc. pipelines and has access to the Northeast and Mid-Atlantic markets.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
OTHER BUSINESS OPERATIONS

Home Services and Other

Home Services and Other operations consist primarily of the following unregulated affiliates:

•NJRHS, which provides heating, ventilation and cooling service, sales and installation of appliances to approximately 103,100 service contract customers, as well as installation of solar equipment;

•NJR Plumbing Services, Inc., which provides plumbing repair and installation services;

•NJR Retail Company, which provides home warranty contracts:

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
NJNG is responsible for the environmental remediation of identified former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. NJNG periodically, and at least annually, performs an environmental review of the former MGP sites, including a review of potential estimated liabilities related to the investigation and remedial action on these sites. Based on this review, NJNG has estimated that the total future expenditures to remediate and monitor the former MGP sites for which it is responsible will range from approximately $110.8 million to $167.1 million.

NJNG’s estimate of these liabilities is based upon known and measurable facts, existing technology and enacted laws and regulations in place when the review was completed in fiscal 2022. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. As of September 30, 2022, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $127.1 million on the Consolidated Balance Sheets, based on the most likely amount; however, actual costs may differ from these estimates.

HUMAN CAPITAL RESOURCES

Employee Overview

NJR fundamentally believes that its employees make the Company a unique, successful organization – in creativity, commitment, ingenuity, hard work and innovation. NJR employees fulfill the responsibilities that enable the Company to deliver natural gas service to its customers; to be a leader in clean energy investments; to grow its storage and transportation energy business; and to earn the loyalty of its retail home services customers. NJR also is committed to provide every appropriate resource to ensure its employees’ safety. Through initiatives that start at the top, NJR has invested time, energy and manpower to foster a culture where safety is top-of-mind at all times, and where achieving safety goals is a shared priority for every NJR employee.

As of September 30, 2022, the Company and our subsidiaries employed 1,288 employees compared with 1,251 employees as of September 30, 2021. Of the total number of employees, NJNG had 498 and 492 and NJRHS had 113 and 108 Union or Represented employees as of September 30, 2022 and 2021, respectively. NJNG and NJRHS have collective bargaining agreements with the Union, which is affiliated with the American Federation of Labor and Congress of Industrial Organizations. NJNG and the Union negotiated an extension of their current collective bargaining agreement extending the term through December 7, 2023. The collective bargaining agreement between NJRHS and the Union is scheduled to expire April 2, 2024. The labor agreements cover wage increases and other benefits, including the defined benefit pension (which was closed to all employees hired on or after January 1, 2012, with the exception of certain rehires who are eligible to resume active participation), the postemployment benefit plan (which was closed to all employees hired on or after January 1, 2012) and the enhanced 401(k) retirement savings plan. We consider our relationship with employees, including those covered by collective bargaining agreements, to be in good standing.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
The Company depends on its key personnel to successfully operate its businesses, including its executive officers, senior corporate management and management at its operating units. NJR seeks to attract and retain its employees by offering competitive compensation packages including base and incentive compensation (and in certain instances share-based compensation and retention incentives), attractive benefits and opportunities for advancement and rewarding careers. NJR periodically reviews and adjusts, if needed, its employees’ total compensation (including salaries, annual cash incentive compensation, other cash and equity incentives and benefits) to ensure that it is competitive within the industry and is consistent with our level of performance. NJR has also implemented enterprise-wide talent development and succession planning programs designed to identify future and/or replacement candidates for key positions. To promote a collaborative and rewarding work environment and support the communities we serve, NJR sponsors numerous charitable, philanthropic and social awareness programs.

Further, in order to take advantage of available opportunities and successfully implement our long-term strategy, NJR must be able to employ, train and retain the necessary skilled personnel. As a result, NJR supports and utilizes various training and educational programs and has developed additional company-wide and project-specific employee training and educational programs. NJR continues key programs focused on employee safety, leadership development, work-life balance, talent management, health and wellness, DEI and employee engagement. Moreover, DEI and employee engagement are integral to NJR’s vision, strategy and business success. NJR prides itself on a culture that respects co-workers and values concern for others. Fostering an environment that values DEI and ethics helps create an organization that is able to embrace, leverage and respect the differences of employees, customers and the communities where we live, work and serve. We are proud of the strides we have made in furthering our DEI strategy and increasing employee engagement. NJR is committed to this journey and knows our success makes us stronger as a company and community. Complementing our efforts are a DEI Council and our six employee-led Business Resource Groups, cross functional teams of employees whose core mission is to advance their own professional development and cultivate deeper connections with co-workers and communities.

NJR periodically evaluates employees and their productivity against future demand expectations and historical trends. NJR employees continue to maintain high levels of engagement, satisfaction and retention according to NJR’s most recent employee survey.

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

Management regularly reports to the LDCC of the Board of Directors on human capital management topics, including corporate culture, DEI, employee development, compensation and benefits. The LDCC maintains oversight of matters related to human capital management, including talent retention, development and succession planning, and the Board of Directors provides input on important decisions in each of these areas.

NJR regularly conducts an employee feedback survey, which is reviewed by the LDCC, designed to help the Company measure overall employee engagement. The feedback employees provide during the survey helps NJR evaluate the Company’s culture, employee programs and benefits and monitor its current practices for potential areas of improvement.

Employee Benefits

The LDCC believes employee benefits are an essential component of the Company’s competitive total rewards package. These benefits are designed to attract and retain our employees and include medical, vision and dental insurance, short- and long-term disability insurance, accidental death and disability insurance, travel and accident insurance and our 401(k) Plan. As part of the 401(k) Plan, NJR matches 85 percent of the first 6 percent of compensation contributed by the employee into the 401(k) Plan, subject to the Internal Revenue Code and NJR’s 401(k) Plan limits. Additionally, for employees who are not eligible to participate in the defined benefit plans, NJR contributes between 3.5 percent and 4.5 percent of base compensation, depending upon years of service, into the 401(k) Plan on their behalf.

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

In Part III of this Form 10-K, we incorporate certain information by reference from our Proxy Statement for our 2022 Annual Meeting of Shareowners. We expect to file the Proxy Statement with the SEC on or about December 15, 2022. We will make it available on our website as soon as reasonably possible following the filing date. Please refer to the Proxy Statement when it is available.

A printed copy of each document is available free of charge to any shareowner who requests it by contacting the Corporate Secretary at New Jersey Resources Corporation, 1415 Wyckoff Road, Wall, New Jersey 07719.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company’s Executive Officers and their age, position and business experience during the past five years are below.

Name	Age	Officer since	Business experience during last five years
Stephen D. Westhoven	54	2004	President and Chief Executive Officer (October 2019 - present)
President and Chief Operating Officer (October 2018 - September 2019)
Executive Vice President and Chief Operating Officer (November 2017 - September 2018)
Senior Vice President and Chief Operating Officer, NJRES and NJRCEV (October 2016 -
			October 2017)
Roberto Bel	49	2019	Senior Vice President and Chief Financial Officer (January 2022 - present)
Vice President, Treasury and Investor Relations (April 2019 - December 2021)
Assistant Treasurer at Refinitiv (October 2018 - March 2019)
			Assistant Treasurer at Thomson Reuters (May 2016 - September 2018)
Patrick J. Migliaccio	48	2013	Senior Vice President and Chief Operating Officer (January 2022 - present) Senior Vice President and Chief Financial Officer (January 2016 - December 2021)
Amy Cradic	51	2018	Senior Vice President and Chief Operating Officer of Nonutility Businesses, Strategy and External Affairs (March 2020 - present)
Vice President, Corporate Strategy and External Affairs (January 2020 – February 2020)
Vice President, Government Affairs and Policy (January 2018 – December 2019)
			Chief of Staff, Office of New Jersey Governor Chris Christie (April 2016 – January 2018)
Richard Reich	47	2016	Senior Vice President, General Counsel and Corporate Secretary (September 2021 - present) Corporate Secretary and Assistant General Counsel (January 2016 - September 2021)
Lori DelGiudice	47	2023	Senior Vice President, Human Resources (November 22 - present) Vice President of Human Resources for Honeywell Advanced Materials (September 2017 – October 2022)
Jacqueline K. Shea	58	2016	Vice President and Chief Information Officer (June 2016 - present)

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
Risk Related to Our Business Operations

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

In addition, there are risks associated with our ability to execute on our investment strategy of clean energy projects, which includes our ability to develop and manage such projects profitably, including logistical risks and potential delays related to construction, permitting, regulatory approvals (including any approvals by the BPU required pursuant to solar energy legislation in the State of New Jersey, and similar approvals required by the States of Connecticut, Rhode Island and New York) and electric grid interconnection delays associated with the PJM Interconnection, LLC queue reform process, as well as the operational risk that the projects in service will not perform according to expectations due to equipment failure, suboptimal weather conditions or other economic factors beyond our control. All of the aforementioned risks could reduce the availability of viable solar energy projects for development. Furthermore, at the development or acquisition stage, our ability to predict actual performance results may be hindered or inaccurate and the projects may not perform as predicted.

We may be unable to obtain governmental approvals, property rights and/or financing for the construction, development and operation of our proposed energy investments and projects in a timely manner or at all.

Construction, development and operation of energy investments, such as Leaf River and other natural gas storage facilities, NJNG infrastructure improvements, pipeline transportation systems, such as the Adelphia Gateway pipeline project, and solar energy projects, are subject to federal and state regulatory oversight and require certain property rights, such as easements and rights-of-way from public and private property owners, as well as regulatory approvals, including environmental and other permits and licenses for such facilities and systems. We or our joint venture partnerships may be unable to obtain, in a cost-efficient or timely manner, all such needed property rights, permits and licenses to successfully construct and develop our energy facilities and systems. Successful financing of our energy investments requires participation by willing financial institutions and lenders, as well as acquisition of capital at favorable interest rates. If we do not obtain the necessary regulatory approvals, property rights and financing, our equity method investments could be impaired. Such impairment could have a materially adverse effect on our financial condition, results of operations and cash flows.

NJNG and Energy Services rely on storage, transportation assets and suppliers, which they do not own or control, to deliver natural gas.

NJNG and Energy Services depend on natural gas pipelines and other transportation and storage facilities owned and operated by third parties to deliver natural gas to wholesale and retail markets and to provide retail energy services to customers. Their ability to provide natural gas for their present and projected sales will depend upon their suppliers’ ability to obtain and deliver additional supplies of natural gas, as well as NJNG’s ability to acquire supplies directly from new sources. Factors beyond the control of NJNG, its suppliers and the independent suppliers that have obligations to provide natural gas to certain NJNG customers may affect NJNG’s ability to deliver such supplies. These factors include other parties’ control over the drilling of new wells and the facilities to transport natural gas to NJNG’s citygate stations; development of additional interstate pipeline infrastructure; availability of supply sources; third-party pipelines or other midstream facilities interconnected to our gathering or transportation system, such as the TETCO or Transcontinental Pipeline, becoming partially or fully unavailable; competition for the acquisition of natural gas; priority allocations; impact of severe weather disruptions to natural gas supplies; and the regulatory and pricing policies of federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the U.S. Energy deregulation legislation may increase competition among natural gas utilities and impact the quantities of natural gas requirements needed for sales service. Energy Services also relies on a firm supply source to meet its energy management obligations to its customers. If supply, transportation or storage is disrupted, including for reasons of force majeure, the ability of NJNG and Energy Services to sell and deliver their products and services may be hindered. As a result, they may be responsible for damages incurred by their customers, such as the additional cost of acquiring alternative supply at then-current market rates. Particularly for Energy Services, these conditions could have a material impact on our financial condition, results of operations and cash flows.

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

NJNG’s business is seasonal, and weather patterns can have a material impact on our financial performance. Demand for natural gas is often greater in the summer and winter months associated with cooling and heating. Because natural gas is heavily used for residential and commercial heating, the demand for this product depends heavily upon weather patterns throughout our market areas, and a significant amount of natural gas revenues are recognized in the first and second quarters related to the heating season. Accordingly, our operations have historically generated less revenue and income when weather conditions are milder in the winter and cooler in the summer. Unusually mild winters or cool summers could adversely affect our results of operations and financial position. In addition, exceptionally hot summer weather or unusually cold winter weather could add significantly to working capital needs to fund higher than normal supply purchases to meet customer demand for natural gas. While we believe the CIP mitigates the impact of weather variations on NJNG’s Utility Gross Margin, severe weather conditions may have an impact on the ability of suppliers and pipelines to deliver the natural gas to NJNG, which can negatively affect our earnings. The CIP does not mitigate the impact of severe weather conditions on our cash flows.

Future results at Energy Services are subject to volatility in the natural gas market due to weather. Variations in weather may affect earnings and working capital needs throughout the year. During periods of milder temperatures, demand and volatility in the natural gas market may decrease, which can negatively impact Energy Services’ earnings and cash flows.

Severe weather impacts, including but not limited to, hurricanes, thunderstorms, high winds, microbursts, fires, tornadoes, blizzards, and snow or ice storms, can disrupt energy generation, transmission and distribution. Extreme weather conditions, especially those of prolonged duration, create high energy demand on our own and/or other systems and increase the risk we may be unable to reliably serve customers. Risk of losing gas supply during extreme weather carries significant consequences, as without our services our customers may be subjected to dire circumstances. Additionally, extreme weather conditions may cause the breakdown of or damage to equipment essential to the operation of our assets, and could also raise market prices as we buy short-term energy to serve our own system. To the extent the frequency of extreme weather events increases, this could increase our cost of providing service. In addition, we may not recover all costs related to mitigating these physical and financial risks.

There is also a concern that the physical risks of climate change could include changes in weather conditions, such as changes in the amount or type of precipitation and extreme weather events. Climate change and the costs that may be associated with its impacts have the potential to affect our business in many ways, including increasing the cost incurred in providing natural gas, impacting the demand for and consumption of natural gas (due to change in both costs and weather patterns) and affecting the economic health of the regions in which we operate.

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
Failure to attract and retain an appropriately qualified employee workforce could adversely affect operations.
Our ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new employees as our aging employees retire. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor could adversely affect the ability to manage and operate our business. NJNG and the Union recently negotiated an extension of their current collective bargaining agreement extending the term through December 7, 2023. The collective bargaining agreement between NJRHS and the Union is scheduled to expire April 2, 2024. Disputes with the Union over terms and conditions of the agreements could result in instability in our labor relationship and work stoppages that could impair the timely delivery of natural gas and other services from our utility and Home Services business, which could strain relationships with customers and state regulators and cause a loss of revenues that could adversely affect our results of operations. Our collective bargaining agreements may also increase the cost of employing Natural Gas Distribution and Home Services workforce, affect our ability to continue offering market-based salaries and employee benefits, limit our flexibility in dealing with our workforce and limit our ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today’s challenging marketplace.

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

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
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

Risks Related to the Ongoing COVID-19 Pandemic and Other Extreme Events

The Company and our subsidiaries and affiliates are subject to risk associated with the ongoing COVID-19 pandemic, which could materially and adversely impact our business, including our financial condition, results from operations, liquidity, cash flows and the market value of our common stock.

The effects of the ongoing COVID-19 pandemic, including the rise of COVID-19 mutations and related government responses, could include, and have at times included, extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in economic activity. The potential prolonged impacts that the ongoing COVID-19 pandemic may have on our future operating results and liquidity include the following:

•impacts related to the health, safety, productivity and availability of our employees and contractors;
•reduced demand for energy and forecasted customer growth;
•our ability to develop, construct and operate facilities;
•impacts of a resurgence of infections, including the risk that a large proportion of our employees in essential capacities contract COVID-19
•suspension of collection activities and the inability to shutoff natural gas services for nonpayment;
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
•impacts to our liquidity position and the cost of and ability to access funds from financial institutions and capital markets;
•impacts on our legal and regulatory matters, including the potential for delayed state regulatory filings and recovery of invested capital, as well as delays in newly enacted and proposed state regulatory actions and federal laws;
•exacerbation of other risks that may impact us; and
•other unpredictable events.

 These uncertain economic conditions have also impacted the ability of certain customers to pay for utility and certain nonutility services, which could affect the collectability and recognition of our revenues and adversely affect our financial results.

The situation surrounding the ongoing COVID-19 pandemic remains fluid, and the likelihood of material impacts may increase the longer the pandemic impacts activity levels in the U.S. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict. As of September 30, 2022, the ongoing COVID-19 pandemic has not had a material impact on the Company and our subsidiaries and affiliates; however, the ultimate severity and duration of the COVID-19 pandemic and the responses thereto are uncertain and we cannot predict whether they will have a material impact on our liquidity, financial condition, results of operations or cash flows and when and to what extent normal economic and operating conditions can resume.

We may be adversely impacted by natural disasters, pandemic illness (including COVID-19), war or terrorist activities and other extreme events to which we may be unable to promptly respond.

Local or national natural disasters, pandemic illness (including COVID-19), actual or threatened acts of war or terrorist activities, including the political and economic disruption and uncertainty related to Russia's military invasion of Ukraine, catastrophic failure of the interstate pipeline system and other extreme events are a threat to our assets and operations. Companies in our industry that are located in our service territory may face a heightened risk due to exposure to acts of terrorism that could target or impact our natural gas distribution, transmission and storage facilities and disrupt our operations and ability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas that could affect our operations. Natural disasters, political unrest or actual or

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
threatened terrorist activities may also disrupt capital markets and our ability to raise capital or may impact our suppliers or our customers directly. A local disaster or pandemic illness (including COVID-19) could result in part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. In addition, these risks could result in loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to the Company. Our regulators may not allow us to recover from our customers part or all of the increased cost related to the foregoing events, which could negatively affect our financial condition, results of operations and cash flows.
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

Our operations are subject to federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and site remediation. Compliance with these laws and regulations may require us to expend financial resources to, among other things, conduct site remediation and perform environmental monitoring. If we fail to comply with applicable environmental laws and regulations, even if we are unable to do so due to factors beyond our control, we may be subject to civil liabilities or criminal penalties and may be required to incur expenditures to come into compliance. Additionally, any alleged violations of environmental laws and regulations may require us to expend resources in our defense against alleged violations.

Furthermore, the U.S. Congress has for some time been considering various forms of climate change legislation. In addition, in July 2019, the State of New Jersey amended the GWRA, which targets 80 percent reduction in greenhouse gas emissions below 2006 levels economy-wide by 2050. In January 2020, Governor Murphy released the EMP confirming his commitment to achieve 100 percent clean energy by 2050, and the GWRA mandate of reducing state greenhouse gas emissions. The EMP addressed New Jersey’s energy system, including electric generation, transportation and buildings, and their associated greenhouse gas emissions and related air pollutants. The EMP defines 100 percent clean energy by 2050 to mean 100 percent carbon-neutral electric generation and maximum electrification of the transportation and building sectors, which are the greatest carbon emission producing sectors in the state, to meet or exceed the GWRA emissions reductions by 2050. Our goals, to reduce our New Jersey operational emissions by 50 percent from 2006 levels by 2030 and to achieve net-zero carbon emissions from our New Jersey operations by 2050, may require additional technological, legislative and regulatory developments, the impacts and costs of which may not be fully known at this time.

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
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

Risks related to regulation could affect the rates we are able to charge, various costs and our profitability.

NJNG is subject to regulation by federal, state and local authorities. These authorities regulate many aspects of NJNG’s distribution and transmission operations, including construction and maintenance of facilities, operations, safety, tariff rates that NJNG can charge customers, rates of return, the authorized cost of capital, recovery of pipeline replacement, environmental remediation costs and relationships with its affiliates. NJNG’s ability to timely construct rate-based assets and obtain rate increases, including base rate increases, extend its BGSS incentive and CIP programs and maintain its currently authorized rates of return may be impacted by events, including regulatory or legislative actions. Additionally, in fiscal 2019, NJR began the process of transitioning away from its enterprise platform, which will no longer receive extended support after 2025. The first phase of IT enhancements and upgrades were placed into service in July 2020. The remaining phases of planned upgrades relate to work order and asset management and customer information systems and experience which are expected to require significant capital investment through fiscal year 2024. There can be no assurance that NJNG will be able to obtain rate increases and continue its BGSS incentive, CIP, RAC, or SAVEGREEN programs and IT upgrades and enhancements or continue to earn its currently authorized rates of return.

Adelphia is subject to regulation by FERC. FERC regulates many aspects of Adelphia’s transmission operations, including construction and maintenance of facilities, operations, safety tariff rates that Adelphia can charge customers, rates of return, the authorized cost of capital, recovery of pipeline replacement and relations with its affiliates. Adelphia’s ability to obtain rate increases and maintain its currently authorized rates of return may be impacted by events, including regulatory or legislative actions. There can be no assurance that Adelphia will be able to obtain rate increases or continue to earn its currently authorized rate of return.

Our regulated operations are subject to certain operating risks incidental to handling, storing, transporting and providing customers with natural gas.

Our regulated operations are subject to all operating hazards and risks incidental to handling, storing, transporting and providing customers with natural gas, including our natural gas vehicle refueling stations and LNG facilities. These risks include catastrophic failure of the interstate pipeline system, explosions, pollution, release of toxic substances, fires, storms, safety issues and other adverse weather conditions and hazards, each of which could result in damage to or destruction of facilities or damage to persons and property. We could suffer substantial losses should any of these events occur. Moreover, as a result, we have been, and likely will be, a defendant in legal proceedings and litigation arising in the ordinary course of business. Although we maintain insurance coverage, insurance may not be sufficient to cover all material expenses related to these risks.

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

We have utilized joint ventures through partnerships for certain Storage and Transportation investments. Although we currently have no specific plans to do so, we may acquire interests in other joint ventures or partnerships in the future. In these joint ventures or partnerships, we may not have the right or power to direct the management and policies of the joint ventures or partnerships, and other participants or investors may take action contrary to our instructions or requests and against our policies and objectives. In addition, the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with those of NJR and our subsidiaries and affiliates. Our financial condition, results of operations or cash flows could be harmed if a joint venture participant acts contrary to our interests.

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

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
Inflation and increased natural gas costs could adversely impact our customer base and customer collections and increase The Company’s level of indebtedness.

Inflation has caused, and may continue to cause, increases in certain operating and capital costs. Our regulated businesses have a process in place to review the adequacy of their rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those rates. The ability to control expenses is an important factor that will influence future results.

Rapid increases in the price of purchased gas may cause the Company to experience a significant increase in short-term debt because it must pay suppliers for gas when it is purchased, which can be significantly in advance of when these costs may be recovered through the collection from customers and counterparties for gas delivered. Increases in purchased gas costs could also slow collection efforts as NJNG customers may be more likely to delay the payment of their gas bills, leading to higher-than-normal accounts receivable. This situation could also result in higher short-term debt levels and increased bad debt expense.

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

Rating agencies Moody’s and Fitch currently rate NJNG’s debt as investment grade. If such ratings are downgraded below investment grade, borrowing costs could increase, as would the costs of maintaining certain contractual relationships and obtaining future financing. Even if ratings are downgraded without falling below investment grade, NJR and NJNG could face increased borrowing costs under their current and future credit facilities. Our ability to borrow and costs of borrowing have a direct impact on our subsidiaries’ ability to execute their operating strategies, particularly in the case of NJNG, which relies heavily upon capital expenditures financed by its credit facility.

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
•capital market conditions generally;
•volatility in the equity markets;
•market prices for natural gas;
•the overall health of the natural gas utility industry; and
•fluctuations in interest rates and increased borrowing costs.

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

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
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

Changes in tax laws, rates or adverse outcomes resulting from examinations by tax authorities may negatively affect our results of operations, net income, financial condition and cash flows.

We are subject to taxation and audit by various taxing authorities at the federal, state and local levels. We cannot predict how our federal and state regulators will apply such tax changes in our future rates. While we believe we comply with all applicable tax laws, rules, and regulations in the relevant jurisdictions, tax authorities may elect to audit us and determine that we owe additional taxes, which could result in a significant increase in our liabilities for taxes, interest and penalties in excess of our accrued liabilities.

New tax legislative initiatives may be proposed from time to time, such as proposals for comprehensive tax reform in the United States, which may impact our effective tax rate and which could adversely affect our tax positions or tax liabilities. On August 16, 2022, the Inflation Reduction Act was signed into law and imposed a 15 percent minimum tax rate on book earnings for corporations with higher than $1 billion of annual income, along with a 1 percent excise tax on corporate stock repurchases while providing tax incentives to promote various clean energy initiatives. We are currently assessing the potential impact of these legislative changes.

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

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
Significant regulatory assets recorded by our regulated companies could be disallowed for recovery from customers in the future.

NJNG records regulatory assets on its financial statements to reflect the ratemaking and regulatory decision-making authority of the BPU as allowed by GAAP. The creation of a regulatory asset allows for the deferral of costs, which, absent a mechanism to recover such costs from customers in rates approved by the BPU, would be charged to expense on its income statement in the period incurred. Primary regulatory assets that are subject to BPU approval include the recovery of BGSS and USF costs, remediation costs associated with NJNG’s MGP sites, CIP, NJCEP, economic stimulus plans, certain deferred income taxes and pension and OPEB. If there were to be a change in regulatory positions surrounding the collection of these deferred costs, there could be a material impact on NJNG’s existing tariff or a future base rate case, as well as our financial condition, results of operations and cash flows.

Adelphia Gateway records regulatory assets on its financial statements to reflect the ratemaking and regulatory decision-making authority of FERC as allowed by GAAP. The creation of a regulatory asset allows for the deferral of costs, which, absent a mechanism to recover such costs from customers in rates approved by FERC, would be recorded as a charge to earnings on its Statement of Operations in the period incurred. If there were to be a change in regulatory positions surrounding the collection of these deferred costs, there could be a material impact on Adelphia’s existing rates or a future rate case, as well as our financial condition, results of operations and cash flows.

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

We may also be subject to actions or proposals from activist investors or others that may not be aligned with our long-term strategy or the interests of our other stockholders. This may interfere with our ability to execute our strategic plans, cause uncertainty with our regulators and make it more difficult to attract and retain qualified personnel. Moreover, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any investor activism.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Natural Gas Distribution

As of September 30, 2022, NJNG owns approximately 7,501 miles of distribution main, 7,745 miles of service main, 251 miles of transmission main and 586,379 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

Additionally, NJNG owns and operates two LNG storage plants in Stafford Township, Ocean County and Howell Township, Monmouth County. The two LNG plants have an aggregate estimated maximum capacity of approximately 170,000 Dths per day and 1 Bcf of total capacity. These facilities are used for peaking natural gas supply and for emergencies. NJNG’s Liquefaction facility is also located on the Howell Township property and allows NJNG to convert natural gas into LNG to fill NJNG’s existing LNG storage tanks. A Power-to-Gas System is also located at the LNG plant in Howell Township that uses solar power to produce hydrogen and then injects it into the natural gas system. It consists primarily of an electrolyzer unit, electrical and instrumentation building and small hydrogen storage tank, along with other supporting systems.

New Jersey Resources Corporation
Part I

ITEM 2. PROPERTIES (Continued)
NJNG owns five service centers located in Rockaway Township, Morris County; Atlantic Highlands and Wall Township, Monmouth County; and Lakewood and Stafford Township, Ocean County. These service centers house storerooms, garages, natural gas distribution and administrative offices. NJNG leases a customer service office in Asbury Park, Monmouth County. These customer service offices support customer contact, marketing, economic development and other functions. NJNG also owns its headquarters and customer service facilities in Wall Township and a training facility in Howell Township, Monmouth County, to support the technical training of its employees.

Substantially all of NJNG’s properties not expressly excepted or duly released are subject to the lien of the Mortgage Indenture as security for NJNG’s mortgage bonds, which totaled $1.3 billion as of September 30, 2022. In addition, under the terms of the Mortgage Indenture, NJNG had capacity to issue up to $1.3 billion of additional FMBs as of September 30, 2022.

Clean Energy Ventures

As of September 30, 2022, Clean Energy Ventures has various solar contracts, including lease agreements and easements, allowing the installation, operation and maintenance of solar equipment and access to the various properties, including commercial and residential rooftops throughout the State of New Jersey. In addition to the lease agreements and easements, Clean Energy Ventures owns solar projects with a total of 386.6 MW of capacity in New Jersey, Rhode Island, New York and Connecticut, 79.51 acres of land in Vineland, Cumberland County, New Jersey and 101.75 acres of land in Fairfield Township, Cumberland County, New Jersey.

Clean Energy Ventures leases office space in Wall Township, Monmouth County.

Energy Services

As of September 30, 2022, Energy Services leases office space in Wall Township, New Jersey; Charlotte, North Carolina; and Allentown, Pennsylvania.

Storage and Transportation

As of September 30, 2022, Adelphia Gateway owns approximately 11.1 acres of land in Delaware County, Pennsylvania, 21.5 acres in Bucks County, Pennsylvania, 121.1 acres in Northampton County, Pennsylvania and 44.9 acres in Montgomery County, Pennsylvania and leases office space in Wall Township, New Jersey. Leaf River owns 43.94 acres of land and a 5,000 square foot building in Smith County, Mississippi, 65.4 acres in Jasper County, Mississippi and 3.53 acres in Clarke County, Mississippi and leases office space in Houston, Texas.

All Other Business Operations

As of September 30, 2022, CR&R’s real estate portfolio consists of 23 acres of undeveloped land in Atlantic County, New Jersey. NJRHS leases service centers in Dover, New Jersey and Wall Township, New Jersey. NJR Service Corporation leases office space in Red Bank, New Jersey.

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $110.8 million to $167.1 million. NJNG’s estimate of these liabilities is based upon known facts, existing

New Jersey Resources Corporation
Part I

ITEM 3. LEGAL PROCEEDINGS (Continued)
technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of September 30, 2022, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $127.1 million on the Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if former MGP operations were active at the location. The preliminary assessment and site investigation activities are ongoing at the Aberdeen site. The estimated costs to complete the preliminary assessment and site investigation phase are included in the MGP remediation liability and corresponding regulatory asset on the Consolidated Balance Sheet at September 30, 2022. NJNG will continue to gather information to determine whether the obligation exists to undertake remedial action, if any, and refine its estimate of potential costs for this site as more information becomes available.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. In April 2021, the BPU approved an increase in the RAC, which increased the annual recovery from $9.7 million to $11.1 million and was effective May 1, 2021. On March 23, 2022, the BPU approved an increase in the RAC, which increased the pre-tax annual recovery from $11.1 million to $11.7 million, effective April 1, 2022. On September 13, 2022, NJNG submitted its annual filing to the BPU requesting approval of RAC expenditures through June 30, 2022, as well as an increase to the RAC annual recoveries of $3.8 million, which will increase the pre-tax annual recovery to $15.5 million, with a proposed effective date of April 1, 2023.

As of September 30, 2022, $66.1 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

General

The foregoing statements about NJR’s litigation are based upon the Company’s judgments, assumptions and estimates and are necessarily subjective and uncertain. The Company is involved, and from time to time in the future may be involved, in a number of pending and threatened judicial, regulatory and arbitration proceedings at various stages relating to matters that arise in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, the Company cannot state with confidence what the eventual outcome of the pending litigation will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines or penalties related to each pending matter will be, if any. In accordance with applicable accounting guidance, NJR establishes accruals for litigation for those matters that present loss contingencies as to which it is both probable that a loss will be incurred, and the amount of such loss can be reasonably estimated. NJR also discloses contingent matters for which there is a reasonable possibility of a loss. Based upon currently available information, NJR believes that the results of litigation that are currently pending, taken together, will not have a materially adverse effect on the Company’s financial condition, results of operations or cash flows. The actual results of resolving the pending litigation matters may be substantially higher than the amounts accrued.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

New Jersey Resources Corporation
Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

NJR’s Common Stock is traded on the New York Stock Exchange under the ticker symbol NJR. As of November 7, 2022, NJR had 74,653 holders of record of its common stock. Dividends are subject to declaration by the Board of Directors. In September 2022, the Board of Directors declared dividends payable October 3, 2022 of $0.39 per share of common stock to shareowners of record on September 26, 2022. We review our dividend policy on a regular basis. Although subject to any contractual or regulatory restrictions or other limitations on the payment of dividends, future dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, earnings, financial condition and other requirements.

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

Cumulative Total Return	2017	2018	2019	2020	2021	2022
NJR	$100.00	$112.28	$112.86	$70.23	$93.72	$107.90
S&P 500 Utilities	$100.00	$102.93	$130.82	$124.32	$138.01	$145.71
S&P 500	$100.00	$117.91	$122.93	$141.55	$184.02	$155.55
Peer Group	$100.00	$104.62	$121.14	$92.10	$100.75	$115.19

The 10 companies in the Peer Group are: Atmos Energy Corporation; Avista Corporation; Black Hills Corporation; National Fuel Gas Company; NiSource Inc.; Northwest Natural Holding Company; ONE Gas, Inc.; South Jersey Industries, Inc.; Southwest Gas Corporation; and Spire Inc.

This performance graph and accompanying information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of the Company’s filings under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

In 1996, the Board of Directors authorized the Company to implement a share repurchase program, which has been expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. The share repurchase plan allows us to purchase our outstanding shares on the open market or in negotiated transactions, based on market and other conditions. We are not required to purchase any specific number of shares and may discontinue or suspend the program at any time. The share repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless it is terminated earlier by action of our Board of Directors or additional shares are authorized for repurchase. The following table sets forth NJR’s repurchase activity for the quarter ended September 30, 2022:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
07/01/22 - 07/31/22	—	$—	—	1,685,053
08/01/22 - 08/31/22	—	$—	—	1,685,053
09/01/22 - 09/30/22	—	$—	—	1,685,053
Total	—	$—	—	1,685,053

ITEM 6. [RESERVED]

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

Regulatory Accounting

NJNG and Adelphia Gateway maintain their accounts in accordance with the FERC Uniform System of Accounts and recognize the impact of regulatory decisions on their financial statements. As a result of the ratemaking process, NJNG and Adelphia Gateway are required to apply the accounting principles in ASC 980, Regulated Operations, which differ in certain respects from those applied by unregulated businesses. Specifically, NJNG and Adelphia Gateway record regulatory assets when it is probable that certain operating costs will be recoverable from customers in future periods and record regulatory liabilities associated with probable future obligations to customers.

Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. For NJNG, the BPU’s regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Decisions to be made by the BPU in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. If the BPU indicates that recovery of all or a portion of a regulatory asset is not probable or does not allow for recovery of and a reasonable return on investments in property plant and equipment, a charge to income would be made in the period of such determination.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Postemployment Employee Benefits

Our costs of providing postemployment employee benefits are dependent upon numerous factors, including actual plan experience and assumptions of future experience. Postemployment employee benefit costs are affected by actual employee demographics including age, compensation levels and employment periods, the level of contributions made to the plans, changes in long-term interest rates and the return on plan assets. Changes made to the provisions of the plans or healthcare legislation may also impact current and future postemployment employee benefit costs. Postemployment employee benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, changes in mortality tables, health care cost trends and discount rates used in determining the PBO. In determining the PBO and cost amounts, assumptions can change from period to period and could result in material changes to net postemployment employee benefit periodic costs and the related liability recognized.

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

Our postemployment employee benefit plan assets consist primarily of U.S. equity securities, international equity securities, fixed-income investments and other assets, with a targeted allocation of 34 percent, 17 percent, 33 percent and 16 percent, respectively. Fluctuations in actual market returns, as well as changes in interest rates, may result in increased or decreased postemployment employee benefit costs in future periods. Postemployment employee benefit expenses are included in O&M and other income, net on the Consolidated Statements of Operations.

The following is a summary of a sensitivity analysis for each actuarial assumption as of and for the fiscal year ended September 30, 2022:

Pension Plans
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(30,196)	$(4,599)
Discount rate	(1.00)%	$36,650	$5,489
Rate of return on plan assets	1.00%	n/a	$(3,153)
Rate of return on plan assets	(1.00)%	n/a	$3,153

Other Postemployment Benefits
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(21,498)	$(3,475)
Discount rate	(1.00)%	$26,748	$4,265
Rate of return on plan assets	1.00%	n/a	$(1,123)
Rate of return on plan assets	(1.00)%	n/a	$1,122

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Health care cost trend rate	1.00%	$26,710	$6,992
Health care cost trend rate	(1.00)%	$(21,853)	$(5,537)

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
If the acquisition is deemed to be a business, the acquisition method of accounting is applied. Identifiable assets acquired and liabilities assumed at the acquisition date are recorded at fair value. If the transaction is deemed to be an asset purchase, the cost accumulation and allocation model is used, whereby the assets and liabilities are recorded based on the purchase price and allocated to the individual assets and liabilities based on relative fair values.

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

Equity method investments are reviewed for impairment when changes in facts and circumstances indicate that the current fair value may be less than the asset’s carrying amount. Factors that the Company analyzes in determining whether an impairment in its equity investments exists include reviewing the financial condition and near-term prospects of the investees, including economic conditions and trends in the general market, significant delays in or failure to complete significant projects, unfavorable regulatory or legal actions expected to substantially impact future earnings potential and lower-than-expected cash distributions from investees. If the Company determines the decline in the value of its equity method investment is other than temporary, an impairment charge is recorded in an amount equal to the excess of the carrying value of the asset over its fair value.

When impairment indicators are present, the fair value of the Company’s investment in Steckman Ridge is determined using a discounted cash flow method and utilizes management’s best estimates and assumptions related to expected future results, including the price and capacity of firm natural gas storage contracting, operations and maintenance costs, the nature and timing of major maintenance and capital investment, and discount rates. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and other factors. As a result, it is reasonably possible that unfavorable developments, such as the failure to execute storage contracts and other services for available capacity at anticipated price levels could result in an other-than-temporary impairment charge in the Consolidated Financial Statements.

In June 2021, we evaluated our equity investment in PennEast for impairment and determined that it was other-than-temporarily impaired. We estimated the fair value of our investment in PennEast using probability-weighted scenarios assigned to discounted future cash flows. The impairment is the result of management’s estimates and assumptions regarding the likelihood of certain outcomes related to required regulatory approvals and pending legal matters (the timing of which remains uncertain), the timing and magnitude of construction costs and in-service dates, the evaluation of the current environmental and political climate as it relates to interstate pipeline development and transportation capacity revenues and discount rates. The other-than-temporary impairment was recorded in equity in (losses) earnings from affiliates in the Consolidated Statements of Operations. In September 2021, it was determined that this project was no longer supported and all further development has ceased.

Impairment of Long-lived Assets

Property, plant and equipment and finite-lived intangible assets are reviewed periodically for impairment when changes in facts and circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with the appropriate accounting guidance. Factors that the Company analyzes in determining whether an impairment in its long-lived assets exists include determining if a significant decrease in the market price of a long-lived asset is present; a significant adverse change in the extent to which a long-lived asset is being used in its physical condition; legal proceedings or factors; significant business climate changes; accumulations of costs in significant excess of the amounts expected; a current-period operating or cash flow loss coupled with historical negative cash flows or expected future negative cash flows; and current

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
expectations that more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. When an impairment indicator is present, the Company determines if the carrying value of the asset is recoverable by comparing it to its expected undiscounted future cash flows. If the carrying value of the asset is greater than the expected undiscounted future cash flows, an impairment charge is recorded in an amount equal to the excess of the carrying value of the asset over its fair value.

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

The fair value of derivative instruments is determined by reference to quoted market prices of listed exchange-traded contracts, published price quotations, pipeline tariff information or a combination of those items. Energy Services’ portfolio is valued using the most current and reasonable market information. If the price underlying a physical commodity transaction does not represent a visible and liquid market, Energy Services may utilize additional published pipeline tariff information and/or other services to determine an equivalent market price. As of September 30, 2022, the fair value of its derivative assets and liabilities reported on the Consolidated Balance Sheets that is based on such pricing is considered immaterial.

Should there be a significant change in the underlying market prices or pricing assumptions, Energy Services may experience a significant impact on its financial position, results of operations and cash flows. Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risks for a sensitivity analysis related to the impact to derivative fair values resulting from changes in commodity prices. The valuation methods we use to determine fair values remained consistent for fiscal 2022, 2021 and 2020. We apply a discount to our derivative assets to factor in an adjustment associated with the credit risk of its physical natural gas counterparties and to our derivative liabilities to factor in an adjustment associated with its own credit risk. We determine this amount by using historical default probabilities corresponding to the appropriate S&P issuer ratings. Since the majority of our counterparties are rated investment grade, this results in an immaterial credit risk adjustment.

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

We have not designated any derivatives as fair value or cash flow hedges as of September 30, 2022 and 2021.

Income Taxes

The determination of our provision for income taxes requires the use of estimates and the interpretation and application of tax laws. Judgment is required in assessing the deductibility and recoverability of certain tax benefits. We use the asset and liability method to determine and record deferred tax assets and liabilities, representing future tax benefits and taxes payable, which result from the differences in basis recorded in GAAP financial statements and amounts recorded in the income tax returns. The deferred tax assets and liabilities are recorded utilizing the statutorily enacted tax rates expected to be in effect at the time the assets are realized and/or the liabilities settled. An offsetting valuation allowance is recorded when it is more likely than not that some or all of the deferred income tax assets won’t be realized. Any significant changes to the estimates and judgments with respect to the interpretations, timing or deductibility could result in a material change to earnings and cash flows.

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

Occasionally, the federal and state taxing authorities determine that it is necessary to make certain changes to the income tax laws. These changes may include but are not limited to changes in the tax rates and/or the treatment of certain items of income or expense. Accounting guidance requires that the Company reflect the effect of changes in tax laws or tax rates at the date of enactment. Additionally, the Company is required to re-measure its deferred tax assets and liabilities as of the date of enactment. For non-regulated entities, the effect of changes in tax laws or tax rates are required to be included in income from continuing operations for the period that includes the enactment date. For regulated entities, if as the result of an action by a regulator it is probable that the future increase or decrease in taxes payable for items such as changes in tax laws or rates will be recovered from or returned to customers through future rates, an asset or liability shall be recognized for that probable increase or decrease in future revenue. Accounting guidance also requires that regulatory liabilities and/or assets be considered a temporary difference for which a related deferred tax asset and/or liability shall be recognized.

Accounting guidance requires that we establish reserves for uncertain tax positions when it is more likely than not that the positions will not be sustained when challenged by taxing authorities. Any changes to the estimates and judgments with respect to the interpretations, timing or deductibility could result in a change to earnings and cash flows. Interest and penalties related to unrecognized tax benefits, if any, are recognized within income tax expense, and accrued interest and penalties are recognized within accrued taxes on the Consolidated Balance Sheets.

To the extent that NJNG invests in property that qualifies for ITCs, the ITC is deferred and amortized to income over the life of the equipment in accordance with regulatory treatment. In general, for our unregulated subsidiaries, we record ITCs on the balance sheet as a contra-asset as a reduction to property, plant and equipment when the property is placed in service. The contra asset is amortized on the Consolidated Statements of Operations as a reduction to depreciation expense over the useful lives of the related assets.

Changes to the federal statutes related to ITCs, which have the effect of reducing or eliminating the credits, could have a negative impact on earnings and cash flows.

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies in the accompanying Consolidated Financial Statements for discussion of recently issued accounting standards.

Management’s Overview

Consolidated

NJR is a diversified energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in the U.S. and Canada. In addition, we invest in clean energy projects and storage and transportation assets and provide various repair, sales and installation services. A more detailed description of our organizational structure can be found in Item 1. Business.

The following sections include a discussion of results for fiscal 2022 compared to fiscal 2021. The comparative results for fiscal 2021 with fiscal 2020 have been omitted from this Form 10-K, but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on Form 10-K of our Annual Report for the fiscal year ended September 30, 2021, filed with the SEC on November 18, 2021.

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
Net-metered Solar (Commercial and Residential)
Energy Services
Unregulated Wholesale Energy Services
Optimization of Natural Gas Transportation
Optimization of Natural Gas Storage
Producer Services
Asset Management
Storage and Transportation
Natural Gas Storage
Natural Gas Transportation
Equity Method Investments

In addition to our four reporting segments above, we have nonutility operations that either provide corporate support services or do not meet the criteria to be treated as a separate reporting segment. These operations, which comprise Home Services and Other, include: appliance repair services, sales and installations at NJRHS, commercial real estate holdings at CR&R and home warranty contracts at NJR Retail.

Impacts of the COVID-19 Pandemic

We continue to closely monitor developments related to the COVID-19 pandemic and have, when appropriate, taken steps intended to limit potential exposure for our employees and those we serve, including continuity in the safe operation of our business. These steps include working from home for our office-based employees utilizing a hybrid schedule, limiting direct contact with our customers and suspending late payment fees for our utility customers. And while we, along with other businesses, are continuing to return to normal operating practices, this remains an evolving situation. The timing for recovery of businesses and local economies, resurgences or mutations of the virus, and any potential future shutdowns remains unknown. Throughout the COVID-19 pandemic, we have continued to provide essential services to our customers. Both NJR and NJNG continue to have sufficient liquidity to meet their current obligations, and business operations remain fundamentally unchanged at this time. We cannot predict the nature and extent of the pandemic’s impacts to future operations or its effects on our financial condition, results of operations and cash flows. We will continue to monitor developments affecting our employees, customers and operations and take additional steps to address the COVID-19 pandemic and its impacts, as necessary.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Net income (loss) and assets by reporting segment and other business operations for the fiscal years ended September 30, are as follows:

(Thousands)	2022		2021		2020
	Net Income	Assets	Net Income	Assets	Net Income	Assets
Natural Gas Distribution	$140,124	$4,030,686	$107,375	$3,707,461	$126,902	$3,531,477
Clean Energy Ventures	39,403	1,015,065	16,789	914,788	22,111	814,277
Energy Services	69,650	333,064	58,957	365,423	(11,008)	244,836
Storage and Transportation	26,598	999,520	(67,787)	862,407	18,311	844,799
Home Services and Other	(781)	159,068	(826)	162,134	5,784	138,375
Intercompany (1)	(72)	(275,987)	3,382	(289,935)	907	(257,287)
Total	$274,922	$6,261,416	$117,890	$5,722,278	$163,007	$5,316,477
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in net income of $157.0 million during fiscal 2022, compared with fiscal 2021, is due primarily to increased earnings at Natural Gas Distribution due to higher base rates, increased SREC and electricity sales at Clean Energy Ventures, the impairment of our equity method investment in PennEast during fiscal 2021 that did not reoccur in fiscal 2022, and the commencement of AMAs at Energy Services with an investment grade public utility, which began in November 2021, partially offset by the strong market demand related to the extreme cold weather during February 2021, which did not reoccur to the same extent during 2022. The primary drivers of the changes noted above are described in more detail in the individual reporting segment and other business operations discussions.

The increase in assets during fiscal 2022, compared with fiscal 2021, was increased infrastructure spend in Storage and Transportation primarily related to the conversion and construction of the southern end of Adelphia Gateway, which was put into service during fiscal 2022, additional investment in utility plant in Natural Gas Distribution and solar asset investments at Clean Energy Ventures, along with an increase in gas in storage at Natural Gas Distribution.

Non-GAAP Financial Measures

Our management uses NFE, a non-GAAP financial measure, when evaluating our operating results. Energy Services economically hedges its natural gas inventory with financial derivative instruments. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of the economic hedges with the physical sale of natural gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. To the extent we utilize forwards, futures or other derivatives to hedge forecasted SREC production, unrealized gains and losses are also eliminated from NFE. NFE also excludes certain transactions associated with equity method investments, including impairment charges, which are non-cash charges, and return of capital in excess of the carrying value of our investment. These are considered unusual in nature and occur infrequently such that they are not indicative of the Company’s performance for our ongoing operations. Included in the tax effects are current and deferred income tax expense corresponding with the components of NFE.

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE for the fiscal years ended September 30:

(Thousands, except per share data)	2022	2021	2020
Net income	$274,922	$117,890	$163,007
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(59,906)	54,203	(9,644)
Tax effect	14,248	(12,887)	2,296
Effects of economic hedging related to natural gas inventory (1)	19,939	(42,405)	12,690
Tax effect	(4,738)	10,078	(3,016)
(Gain on) impairment of equity method investment	(5,521)	92,000	—
Tax effect	1,377	(11,167)	—
Net financial earnings	$240,321	$207,712	$165,333

Basic earnings per share	$2.86	$1.23	$1.72
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(0.62)	0.56	(0.10)
Tax effect	0.15	(0.13)	0.02
Effects of economic hedging related to natural gas inventory (1)	0.21	(0.44)	0.13
Tax effect	(0.05)	0.10	(0.03)
(Gain on) impairment of equity method investment	(0.06)	0.96	—
Tax effect	0.01	(0.12)	—
Basic NFE per share	$2.50	$2.16	$1.74
(1)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reporting segment and other business operations for the fiscal years ended September 30, discussed in more detail within the operating results sections of each reporting segment and other business operations, is summarized as follows:

(Thousands)	2022		2021		2020
Natural Gas Distribution	$140,124	58%	$107,375	52%	$126,902	77%
Clean Energy Ventures	39,403	17	16,789	8	22,111	13
Energy Services	39,121	16	71,117	34	(7,873)	(5)
Storage and Transportation	22,454	9	13,046	6	18,311	11
Home Services and Other	(781)	—	(826)	—	5,784	4
Eliminations (1)	—	—	211	—	98	—
Total	$240,321	100%	$207,712	100%	$165,333	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in NFE of $32.6 million during fiscal 2022, compared with fiscal 2021, was due primarily to higher base rates at NJNG, increased SREC and electricity sales at Clean Energy Ventures and the commencement of AMAs at Energy Services with an investment grade public utility, which began in November 2021, partially offset by the extreme cold weather during February 2021, as previously discussed.

Natural Gas Distribution

Overview

Natural Gas Distribution is comprised of NJNG, a natural gas utility that provides regulated natural gas service throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey to approximately 569,300 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, including those risks associated with COVID-19, which may include but are not limited to impacts to customer growth and customer usage, customer collections, the timing and costs of capital expenditures and construction of infrastructure projects, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. In addition, NJNG may be subject to adverse economic conditions such as inflation and rising natural gas costs, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated PIM and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals for fiscal 2022 and estimates of expected investments over the next fiscal year:
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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Infrastructure Investment Program

In February 2019, NJNG filed a petition with the BPU seeking authority to implement a five-year IIP. The IIP consisted of two components: transmission and distribution investments and information technology replacement and enhancements. The total investment for the IIP was approximately $507.0 million. All approved investments will be recovered through annual filings to adjust base rates. In October 2020, the BPU approved the Company’s transmission and distribution component of the IIP for $150.0 million over five years, effective November 1, 2020. NJNG voluntarily withdrew the information technology upgrade component and will seek to recover associated costs in future rate case proceedings. On March 31, 2022, NJNG filed its first rate recovery request for its BPU-approved IIP with capital expenditures estimated through June 30, 2022, including AFUDC. On July 13, 2022, NJNG filed its update with actual capital expenditures of $28.9 million through June 30, 2022. On September 7, 2022, the BPU approved the rate increase resulting in a $3.2 million revenue increase, effective October 1, 2022.

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

In March 2021, NJNG filed a petition with the BPU requesting the final base rate increase for the recovery associated with NJ RISE and SAFE II capital investments costs of approximately $3.4 million made through June 30, 2021. In June 2021, this filing was consolidated with the 2021 base rate case. On November 17, 2021, the BPU issued an order for the consolidated matter which included approval for the final increase for the NJ RISE and SAFE II programs of $269,000.With this approval, the filings with respect to NJ RISE and SAFE II are complete.

Southern Reliability Link

The SRL is an approximately 30-mile, 30-inch transmission main designed to support improved system reliability and integrity in the southern portion of NJNG’s service territory. SRL was completed and placed in service in August 2021.

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

NJNG’s total customers as of September 30, include the following:

	2022	2021	2020
Firm customers
Residential	512,264	502,546	497,779
Commercial, industrial & other	31,227	30,615	28,735
Residential transport	17,316	21,882	22,420
Commercial transport	8,397	8,815	9,184
Total firm customers	569,204	563,858	558,118
Other	96	47	48
Total customers	569,300	563,905	558,166

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
During fiscal 2022, 2021 and 2020, NJNG added 7,808, 7,854 and 8,349 new customers, respectively. NJNG expects new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $6.5 million of incremental Utility Gross Margin on an annualized basis.

NJNG expects its new customer annual growth rate to be approximately 1.6 percent. Based on information from municipalities and developers, as well as external industry analysts and management’s experience, NJNG estimates that approximately 65 percent of the growth will come from new construction markets and 35 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase Utility Gross Margin under NJNG’s base rates by approximately $7.7 million annually, as calculated under NJNG’s CIP tariff.

Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives designed to encourage the installation of high-efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two- to 10-year period through a tariff rider mechanism. In March 2021, the BPU approved a three-year SAVEGREEN program consisting of approximately $126.1 million of direct investment, $109.4 million in financing options and approximately $23.4 million in operation and maintenance expenses, which resulted in a $15.6 million annual recovery increase, effective July 1, 2021.

In May 2020, NJNG filed a petition with the BPU to decrease its EE recovery rate. In October, 2020, the BPU approved NJNG to maintain its existing rate, which resulted in an annual recovery of approximately $11.4 million, effective November 1, 2020.

In June 2021, NJNG submitted its annual cost recovery filing for the SAVEGREEN programs established from 2010 through 2021. On January 26, 2022, the BPU approved the stipulation, which increased annual recoveries by $2.2 million, effective February 1, 2022.

On June 1, 2022, NJNG submitted its annual cost recovery filing for the SAVEGREEN programs established from 2010 through the present. On September 28, 2022, the BPU approved the decrease, which will result in an annual decrease of approximately $3.5 million, effective October 1, 2022.

The following table summarizes loans, grants, rebates and related investments as of September 30:

(Thousands)	2022	2021
Loans	$152,000	$132,800
Grants, rebates and related investments	132,200	98,100
Total	$284,200	$230,900

Program recoveries from customers during the fiscal years ended September 30, 2022 and 2021, were $25.8 million and $12.4 million, respectively. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.6 percent to 10.3 percent.

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

NJNG’s total utility firm gross margin includes the following adjustments related to the CIP mechanism:

(Thousands)	2022	2021	2020
Weather (1)	$22,263	$13,273	$17,882
Usage	2,032	(1,852)	292
Total	$24,295	$11,421	$18,174
(1)Compared with the 20-year average, weather was 8.3 percent, 6.5 percent and 7.6 percent warmer-than-normal during fiscal 2022, 2021 and 2020 respectively.

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

In November 2021, the BPU approved on a preliminary basis a $2.9 million increase to the annual revenues credited to BGSS, a $13.0 million annual increase related to its balancing charge, as well as changes to CIP rates, which resulted in a $6.3 million annual recovery decrease, effective December 1, 2021, and approved on a final basis on May 4, 2022.

In November 2021, NJNG submitted notification of its intent to self-implement an increase to its BGSS rate, which resulted in an approximately $24.2 million increase to annual revenues credited to BGSS, effective December 1, 2021.

On June 1, 2022, NJNG submitted its annual petition to modify its BGSS, balancing charge and CIP rates for residential and small business customers, which was approved by the BPU on a preliminary basis on September 7, 2022. This includes an $81.9 million increase to the annual revenues credited to BGSS, a $9.0 million annual increase related to its balancing charge and a $10.2 million increase to CIP rates, effective October 1, 2022. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers, and balancing charge revenues are credited to BGSS.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of Utility Gross Margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of Utility Gross Margin generated by these programs with firm customers. Utility Gross Margin from incentive programs was $19.6 million, $13.4 million and $9.5 million during the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

Hedging

In order to provide relative price stability to its natural gas supply portfolio, NJNG employs a hedging strategy with the goal of having at least 75 percent of the Company’s projected winter periodic BGSS natural gas sales volumes hedged by each November 1 and at least 25 percent of the projected periodic BGSS natural gas sales hedged for the following April-through-March period. The hedging goal is typically achieved with gas in storage and the use of financial instruments to hedge storage injections. NJNG may also use various financial instruments including futures, swaps, options and weather related products to hedge its future delivery obligations.

Commodity Prices

Natural Gas Distribution is affected by the price of natural gas, which can have a significant impact on our cash flows, short-term financing costs, the price of natural gas charged to our customers through the BGSS clause, our ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other energy sources.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Natural gas commodity prices are shown in the graph below, which illustrates the daily natural gas prices(1) in the Northeast market region, also known as TETCO M-3.

Tetco M-3 Daily Prices

$18
$15
$12
$9
$6
$3
$0
($ per MMBtu)
Oct
Nov
Dec
Jan
Feb
Mar
Apr
May
June
July
Aug
Sept
2022
2021
2020

(1) Data sourced from Standard & Poor’s Financial Services, LLC Global Platts.
The maximum price per MMBtu was $17.69, $14.57 and $5.59 and the minimum price was $2.42, $0.28 and $0.68 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Operating Results and Cash Flow sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Societal Benefits Charge

NJNG’s qualifying customers are eligible for the USF program, which is administered by the New Jersey Department of Community Affairs, to help make energy bills more affordable.

In April 2021, the BPU approved on a final basis NJNG’s annual SBC application to recover remediation expenses, including an increase in the RAC, of approximately $1.3 million annually and an increase to the NJCEP factor, of approximately $6.0 million, which was effective May 1, 2021.

In September 2021, the BPU approved on a final basis NJNG’s annual USF compliance filing, which resulted in an annual increase of approximately $4.9 million, effective October 1, 2021.

On March 23, 2022, the BPU approved on a final basis NJNG’s annual SBC application to recover remediation expenses, including an increase in the RAC, of approximately $600,000 annually and a decrease to the NJCEP factor of approximately $2.9 million, effective April 1, 2022.

On June 27, 2022, NJNG filed its annual USF compliance filing proposing a decrease to the statewide USF rate. On August 25, 2022, an additional update was submitted on behalf of all NJ utilities with actual information through July 31, 2022. On September 28, 2022, the BPU approved a decrease based on the August update, which resulted in an annual decrease of approximately $1.6 million, effective October 1, 2022.

On September 13, 2022, NJNG submitted its annual SBC filing to the BPU requesting approval of RAC expenditures through June 30, 2022, as well as an increase to the RAC annual recoveries of $3.8 million and an increase to the NJCEP annual recoveries of $2.2 million, with a proposed effective date of April 1, 2023.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $127.1 million as of September 30, 2022, a decrease of $7.9 million compared with the prior fiscal period.

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if former MGP operations were active at the location. The preliminary assessment and site investigation activities are ongoing at the Aberdeen site and, based on initial findings, will be moving to the remedial investigation phase. The costs associated with preliminary assessment, site investigation and remedial investigation activities are considered immaterial and are included as a component of NJNG’s annual SBC application to recover remediation expenses. We will continue to gather information to further refine and enhance the estimate of potential costs for this site as it becomes available. See Note 15. Commitments and Contingent Liabilities for a more detailed description.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 4. Regulation in the accompanying Consolidated Financial Statements.

Operating Results

NJNG’s operating results for the fiscal years ended September 30, are as follows:

(Thousands)	2022	2021	2020
Operating revenues (1)	$1,128,767	$731,796	$729,923
Operating expenses
Natural gas purchases (2) (3)	557,232	260,714	287,307
Operation and maintenance	198,546	203,740	162,792
Regulatory rider expense (4)	59,437	38,304	34,529
Depreciation and amortization	94,579	80,045	71,883
Total operating expenses	909,794	582,803	556,511
Operating income	218,973	148,993	173,412
Other income, net	7,686	13,841	11,486
Interest expense, net of capitalized interest	46,394	36,405	30,975
Income tax provision	40,141	19,054	27,021
Net income	$140,124	$107,375	$126,902
(1)Includes nonutility revenue of approximately $1.4 million and $337,000 for fiscal 2022 and 2021, respectively, for lease agreements with various NJR subsidiaries leasing office space from NJNG at the Company’s headquarters that commenced in July 2021, which are eliminated in consolidation. There was no nonutility revenue for fiscal 2020.
(2)Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.
(3)Includes related party transactions of approximately $9.3 million, $13.0 million and $11.5 million for fiscal 2022, 2021 and 2020, respectively, a portion of which is eliminated in consolidation.
(4)Consists of expenses associated with state-mandated programs, the RAC and energy efficiency programs, calculated on a per-therm basis. These expenses are passed through to customers and are offset by corresponding revenues.

Operating Revenues and Natural Gas Purchases

Operating revenues increased 54.2 percent during fiscal 2022 compared with fiscal 2021. Natural gas purchases increased 113.7 percent during fiscal 2022 compared with fiscal 2021.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The factors contributing to the increases and decreases in operating revenues and natural gas purchases during fiscal 2022, are as follows:

	2022 v. 2021
(Thousands)	Operating revenues	Natural gas purchases
BGSS incentives	$231,496	$225,324
Base rate impact	65,819	—
Average BGSS rates	54,347	54,347
Bill credits	20,590	20,590
CIP adjustments	12,874	—
Firm sales	(11,040)	(4,199)
Riders and other (1)	22,885	456
Total increase (decrease)	$396,971	$296,518
(1)Other includes changes in rider rates, including those related to EE, NJCEP and other programs, which is offset in regulatory rider expense.

Non-GAAP Financial Measures

Management uses Utility Gross Margin, a non-GAAP financial measure, when evaluating the operating results of NJNG. NJNG’s Utility Gross Margin is defined as operating revenues less natural gas purchases, sales tax, and regulatory rider expenses. This measure differs from gross margin as presented on a GAAP basis, as it excludes certain operations and maintenance expense and depreciation and amortization. Utility Gross Margin may also not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries. Management believes that Utility Gross Margin provides a meaningful basis for evaluating utility operations since natural gas costs, sales tax and regulatory rider expenses are included in operating revenues and passed through to customers and, therefore, have no effect on Utility Gross Margin. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

Utility Gross Margin

A reconciliation of gross margin, the closest GAAP financial measure to NJNG’s Utility Gross Margin for the fiscal years ended September 30, is as follows:

(Thousands)	2022	2021	2020
Operating revenues	$1,128,767	$731,796	$729,923
Less:
Natural gas purchases	557,232	260,714	287,307
Operation and maintenance (1)	93,164	110,364	88,883
Regulatory rider expense	59,437	38,304	34,529
Depreciation and amortization	94,579	80,045	71,883
Gross margin	324,355	242,369	247,321
Add:
Operation and maintenance (1)	93,164	110,364	88,883
Depreciation and amortization	94,579	80,045	71,883
Utility Gross Margin	$512,098	$432,778	$408,087
(1)Excludes selling, general and administrative expenses of approximately $102.8 million, $97.0 million and $77.9 million for the fiscal years 2022, 2021 and 2020, respectively

Utility Gross Margin consists of three components:

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
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The following provides more information on the components of Utility Gross Margin and associated throughput (Bcf) of natural gas delivered to customers:

	2022		2021		2020
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility Gross Margin/Throughput
Residential	$341,167	45.5	$288,723	46.2	275,033	44.6
Commercial, industrial and other	77,629	8.7	64,950	8.6	57,929	8.2
Firm transportation	69,933	13.0	61,870	13.7	60,199	13.3
Total utility firm gross margin/throughput	488,729	67.2	415,543	68.5	393,161	66.1
BGSS incentive programs	19,587	95.2	13,415	101.3	9,471	118.4
Interruptible/off-tariff agreements	3,782	32.4	3,820	22.9	5,455	30.9
Total Utility Gross Margin/Throughput	$512,098	194.8	$432,778	192.7	$408,087	215.4

Utility Firm Gross Margin

Utility firm gross margin increased $73.2 million during fiscal 2022 compared with fiscal 2021, due primarily to the increase in base rates and the impact of riders, most notably EE, as previously discussed.

BGSS Incentive Programs

The factors contributing to the change in Utility Gross Margin generated by BGSS incentive programs are as follows:

(Thousands)	2022 v. 2021
Off-system sales	$6,897
Storage	1,737
Capacity release	(2,462)
Total increase	$6,172

The increase in BGSS incentive programs was due primarily to increased margins from off-system sales and storage incentive, partially offset by lower capacity release volumes.

Operation and Maintenance Expense

O&M expense decreased $5.2 million during fiscal 2022 compared with fiscal 2021, due primarily to the deferral of bad debt costs in accordance with the July 2, 2020 BPU deferral order, partially offset by an increase in compensation and information technology expenditures.

Depreciation Expense

Depreciation expense increased $14.5 million in fiscal 2022, compared with fiscal 2021, as a result of additional utility plant being placed into service.

Interest Expense

Interest expense increased $10.0 million in fiscal 2022, compared with fiscal 2021, due primarily to increased outstanding long-term debt and lower AFUDC debt related to infrastructure projects completed and placed in service at the end of fiscal 2021.

Other Income

Other income decreased $6.2 million during fiscal 2022, compared with fiscal 2021, due primarily to decreased AFUDC equity as previously discussed, partially offset by increased pension costs.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Income Tax Provision

Income taxes increased $21.1 million during fiscal 2022, compared with fiscal 2021, due to higher income before income taxes.

Net Income

Net income increased $32.7 million during fiscal 2022, compared with fiscal 2021, due primarily to higher Utility Gross Margin, partially offset by the related increase in income taxes as previously discussed.

Clean Energy Ventures

Overview

Clean Energy Ventures actively pursues opportunities in the renewable energy markets. Clean Energy Ventures enters into various agreements to install solar net-metered systems for residential and commercial customers, as well as large commercial grid-connected projects. In addition, Clean Energy Ventures enters into various long-term agreements, including PPAs, to supply energy from commercial solar projects.

Capital expenditures related to clean energy projects are subject to change due to a variety of factors that may affect our ability to commence operations at these projects on a timely basis or at all, including logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, any delays related to electric grid interconnection, economic trends, unforeseen events and the ability to access capital or allocation of capital to other investments or business opportunities. Clean Energy Ventures is also subject to various risks, including those associated with COVID-19, which may include impacts to residential solar customer growth and customer collections, our ability to identify and develop commercial solar asset investments, impacts to our supply chain and our ability to source materials for construction.

The primary contributors toward the value of qualifying clean energy projects are tax incentives and RECs. Changes in the federal statutes related to the ITC and/or relevant state legislation and regulatory policies affecting the market for solar renewable energy credits could significantly affect future results.

Solar

Solar projects placed in service and related expenditures for the fiscal years ended September 30, are as follows:

($ in Thousands)	2022			2021			2020
Placed in service	Projects	MW	Costs	Projects	MW	Costs	Projects	MW	Costs
Grid-connected (1) (2)	3	14.0	$31,411	1	2.9	$3,433	9	60.1	$121,516
Net-metered:
Commercial (1)	2	1.0	2,440	1	2.7	5,576	—	—	43
Residential	360	3.9	11,544	421	4.8	13,885	481	5.9	17,474
Total placed in service	365	18.9	$45,395	423	10.4	$22,894	490	66.0	$139,033
(1)Includes projects subject to sale leaseback arrangements.
(2)Includes an operational 2.9 MW commercial solar project acquired in December 2020.

Clean Energy Ventures has approximately 386.6 MW of solar capacity in service. Projects that were placed in service through December 31, 2019, qualified for a 30 percent federal ITC. The credit declined to 26 percent for property under construction during 2020. In December 2020, the 26 percent federal ITC was extended through the end of 2022. Following the signing of the Inflation Reduction Act into law in August 2022, the federal ITC was restored to 30 percent through the end of 2032. There are additional opportunities to increase the credit amount up to 20 percent for certain facilities that are placed in service after December 31, 2022, based upon the type of project and location. ITC-eligible projects placed in service prior to the enactment of the Inflation Reduction Act are not impacted by the change.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Clean Energy Ventures may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. The Company will continue to operate the solar assets and is responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first 5 years of in-service life, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. During fiscal 2022, 2021 and 2020, Clean Energy Ventures received proceeds of $24.1 million, $17.7 million and $42.9 million, respectively, in connection with the sale leaseback of commercial solar assets.

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

In December 2019, the BPU established the TREC as the successor program to the SREC program. TRECs provide a fixed compensation base multiplied by an assigned project factor in order to determine their value. The project factor is determined by the type and location of the project, as defined. All TRECs generated are required to be purchased monthly by a TREC program administrator as appointed by the BPU.

In July 2021, the BPU established a new successor solar incentive program. This Administratively Determined Incentive Program, which we refer to as SREC IIs, provides administratively set incentives for net metered residential projects and net metered non-residential projects of 5 MW or less.

REC activity consisted of the following:

	2022			2021		2020
	SRECs		TRECs	SRECs	TRECs	SRECs	TRECs
Inventory balance as of October 1,	108,104		6,944	35,011	9,270	53,395	—
RECs generated	425,453	(1)	38,914	406,118	31,767	389,716	9,270
RECs delivered	(417,305)		(35,099)	(333,025)	(34,093)	(408,100)	—
Inventory balance as of September 30,	116,252		10,759	108,104	6,944	35,011	9,270
(1)Includes 247 SREC IIs generated during fiscal 2022 related to residential solar.

The average SREC sales price was $202 during fiscal 2022, $196 in fiscal 2021 and $199 in fiscal 2020, and the average TREC price was $139 during fiscal 2022 and $144 in both fiscal 2021 and 2020.

Clean Energy Ventures hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory of SRECs related to its in-service commercial and residential assets at September 30, 2022:

Energy Year (1)	Percent of SRECs Hedged
2023	98%
2024	98%
2025	89%
2026	29%
(1)Energy years are compliance periods for New Jersey’s renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of RECs by our solar assets. All related costs are included as a component of O&M expenses on the Consolidated Statements of Operations, including such expenses as facility maintenance and broker fees.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Clean Energy Ventures’ financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2022	2021	2020
Operating revenues	$128,280	$95,275	$102,617
Operating expenses
Operation and maintenance	40,706	36,715	30,310
Depreciation and amortization (1)	21,396	20,567	25,329
Total operating expenses (1)	62,102	57,282	55,639
Operating income (1)	66,178	37,993	46,978
Other income, net	6,554	6,392	6,420
Interest expense, net	21,968	22,548	20,253
Income tax provision (1)	11,361	5,048	11,034
Net income (1)	$39,403	$16,789	$22,111
(1)Amounts in fiscal 2020 have been adjusted for the change in accounting method related to ITCs; see Note 2. Summary of Significant Accounting Policies for more detail.

Operating Revenues

Operating revenues increased $33.0 million in fiscal 2022, compared with fiscal 2021, due primarily to increased SREC and electricity sales.

Operation and Maintenance Expense

O&M expense increased $4.0 million in fiscal 2022, compared with fiscal 2021, due primarily to increased project maintenance, compensation, lease and consulting expenses.

Income Tax Provision

Income taxes increased $6.3 million during fiscal 2022, compared with fiscal 2021, due primarily to higher operating income.

Net Income

Net income in fiscal 2022 increased $22.6 million, compared with fiscal 2021, due primarily to the increased operating revenues, as previously discussed, partially offset by higher operating expenses and related income taxes.

Energy Services

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

Energy Services also provides management of transportation and storage assets for natural gas producers and regulated utilities. These management transactions typically involve the release of producer/utility-owned storage and/or transportation capacity in combination with an obligation to either purchase and/or deliver physical natural gas. In addition to the contractual purchase and/or sale of physical natural gas, Energy Services generates or pays fee-based margin in exchange for its active management and may provide the producer and/or utility with additional margin based on actual results.

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

During December 2020, Energy Services entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services, and Energy Services may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500 million, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced on November 1, 2021. NJR will receive a total of approximately $260 million in cash from fiscal 2022 through fiscal 2024 and $34 million per year from fiscal 2025 through fiscal 2031 under the agreements. Energy Services recognized $53.0 million of operating revenue during fiscal 2022 on the Consolidated Statements of Operations. Amounts received in excess of revenue recognized, totaling $33.8 million, are included in deferred revenue on the Consolidated Balance Sheets.

Operating Results

Energy Services’ financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2022	2021	2020
Operating revenues (1)	$1,529,272	$1,228,420	$1,030,419
Operating expenses
Natural gas purchases (including demand charges (2)(3))	1,394,405	1,098,261	1,024,579
Operation and maintenance	39,080	50,885	17,368
Depreciation and amortization	148	111	123
Total operating expenses	1,433,633	1,149,257	1,042,070
Operating income (loss)	95,639	79,163	(11,651)
Other income, net	512	369	304
Interest expense, net	4,725	2,204	3,276
Income tax provision (benefit)	21,776	18,371	(3,615)
Net income (loss)	$69,650	$58,957	$(11,008)
(1)Includes related party transactions of approximately $94,000, $426,000 and $1.1 million for fiscal 2022, 2021 and 2020, respectively, which are eliminated in consolidation.
(2)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to ten years.
(3)Includes related party transactions of approximately $1.0 million, $841,000 and $183,000 for fiscal 2022, 2021 and 2020, respectively, a portion of which is eliminated in consolidation.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Energy Services’ portfolio of financial derivative instruments are composed of:

(in Bcf)	2022	2021	2020
Net short futures and swaps contracts	0.7	13.7	29.3

During fiscal 2022 and 2021, the net short position resulted in an unrealized loss of $8.5 million and $53.5 million, respectively.

Operating Revenues and Natural Gas Purchases

Operating revenues increased $300.9 million and natural gas purchases increased $296.1 million during fiscal 2022, compared with fiscal 2021, due primarily to a 114.3 percent increase in natural gas prices. To a lesser extent, operating revenues also increased $53.0 million, due to AMAs with an investment grade public utility that commenced in November 2021, partially offset by increased natural gas price volatility related to the extreme weather in the mid-continent and southern regions of the U.S. during February 2021, which did not reoccur to the same extent during 2022.

Future results at Energy Services are contingent upon natural gas market price volatility driven by variations in both the supply and demand balances caused by weather and other factors. As a result, variations in weather patterns in the key market areas served may affect earnings during the fiscal year. Changes in market fundamentals, such as an increase in supply and decrease in demand due to warmer temperatures and reduced volatility, can negatively impact Energy Services’ earnings. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Natural Gas Distribution for TETCO M-3 Daily Prices, which illustrates the daily natural gas prices in the Northeast market region.

Operation and Maintenance Expense

O&M expense decreased $11.8 million during fiscal 2022, compared with fiscal 2021, due primarily to decreased compensation costs, bad debt expense and charitable contributions.

Income Tax Provision

Income taxes increased $3.4 million during fiscal 2022, compared with fiscal 2021, due primarily to increased income before income taxes related to the increased natural gas price volatility, partially offset by decreased O&M.

Net Income

Net income increased $10.7 million during fiscal 2022, compared with fiscal 2021, due primarily to increased operating income, partially offset by higher income taxes, as previously discussed.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
When Energy Services reconciles the most directly comparable GAAP measure to both Financial Margin and NFE, the current period unrealized gains and losses on derivatives are excluded as a reconciling item. Financial Margin and NFE also exclude the effects of economic hedging of the value of our natural gas in storage and, therefore, only include realized gains and losses related to natural gas withdrawn from storage, effectively matching the full earnings effects of the derivatives with realized margins on the related physical natural gas flows. Financial Margin differs from gross margin as defined on a GAAP basis, as it excludes certain operations and maintenance expense and depreciation and amortization as well as the effects of derivatives as discussed above.

Financial Margin

A reconciliation of gross margin, the closest GAAP financial measure, to Energy Services’ Financial Margin is as follows:

(Thousands)	2022	2021	2020
Operating revenues	$1,529,272	$1,228,420	$1,030,419
Less:
Natural gas purchases	1,394,405	1,098,261	1,024,579
Operation and maintenance (1)	23,709	33,263	15,477
Depreciation and amortization	148	111	123
Gross margin	111,010	96,785	(9,760)
Add:
Operation and maintenance (1)	23,709	33,263	15,477
Depreciation and amortization	148	111	123
Unrealized (gain) loss on derivative instruments and related transactions (2)	(60,000)	58,362	(8,583)
Effects of economic hedging related to natural gas inventory (3)	19,939	(42,405)	12,690
Financial margin	$94,806	$146,116	$9,947
(1)Excludes administrative and general expenses of $15.4 million, $17.6 million and $1.9 million for fiscal years ended September 30, 2022, 2021 and 2020, respectively.
(2)Includes unrealized losses (gains) related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $72,000, $(3.2) million and $(809,000), net of taxes for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
(3)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

Financial Margin decreased $51.3 million during fiscal 2022, compared with fiscal 2021, due primarily to price volatility related to the extreme weather in the mid-continent and southern regions of the U.S. during February 2021, which did not reoccur to the same extent during 2022, partially offset by the AMAs which commenced November 2021, as previously discussed.

Net Financial Earnings

A reconciliation of Energy Services’ net income (loss), the most directly comparable GAAP financial measure to NFE, is as follows for the fiscal years ended September 30:

(Thousands)	2022	2021	2020
Net income (loss)	$69,650	$58,957	$(11,008)
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(60,000)	58,362	(8,583)
Tax effect (1)	14,270	(13,875)	2,044
Effects of economic hedging related to natural gas inventory	19,939	(42,405)	12,690
Tax effect	(4,738)	10,078	(3,016)
Net financial earnings	$39,121	$71,117	$(7,873)
(1)Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $(21,000), $988,000 and $252,000 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

NFE decreased $32.0 million during fiscal 2022, compared with fiscal 2021, due primarily to lower Financial Margin, as previously discussed.

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

Storage and Transportation

Overview

Storage and Transportation invests in natural gas assets, such as natural gas transportation and storage facilities. We believe that acquiring, owning and developing these storage and transportation assets, which operate under a tariff structure that has either cost- or market-based rates, can provide us a growth opportunity. Storage and Transportation is subject to various risks, including the construction, development and operation of our transportation and storage assets, obtaining necessary governmental, environmental and regulatory approvals, our ability to obtain necessary property rights and our ability to obtain financing at reasonable costs for the construction, operation and maintenance of our assets. In addition, our storage and transportation assets may be subject to risk associated with the COVID-19 pandemic, such as disruption to the supply chain and availability of critical equipment and supplies, disruptions to the availability of our specialized workforce and contractors and changes to demand for natural gas, transportation and other downstream activities.

Storage and Transportation is comprised of Leaf River, a 32.2 million Dth salt dome natural gas storage facility that operates under market-based rates, and Adelphia Gateway, an existing 84-mile pipeline in southeastern Pennsylvania. Adelphia Gateway operates under cost-of-service rates but can enter into negotiated rates with counterparties. The northern portion of the pipeline was operational upon acquisition, and it currently serves two natural gas generation facilities. On October 5, 2020, we began the conversion of the southern zone of the pipeline to natural gas, which became fully operational on September 2, 2022.

Storage and Transportation also has a 50 percent ownership interest in Steckman Ridge, a storage facility located in western Pennsylvania that operates under market-based rates. As of September 30, 2022, our investment in Steckman Ridge was $106.6 million.

Storage and Transportation also has a 20 percent interest in PennEast, a partnership whose purpose was to construct and operate a 120-mile natural gas pipeline that would have extended from northeast Pennsylvania to western New Jersey. PennEast received a Certificate of Public Convenience and Necessity for the project from FERC in January 2018. However, because of numerous regulatory and legal challenges, we evaluated our equity investment in PennEast for impairment during fiscal 2021, and determined that it was other-than-temporarily impaired. We estimated the fair value of our investment in PennEast using probability weighted scenarios assigned to discounted future cash flows. The impairment was the result of management’s estimates and assumptions regarding the likelihood of certain outcomes related to required regulatory approvals and pending legal matters, the timing and magnitude of construction costs and in-service dates, the evaluation of the current environmental and political climate as it relates to interstate pipeline development, and transportation capacity revenues and discount rates.

During the third quarter of fiscal 2021, the PennEast partnership determined that this project is no longer supported, and all further development ceased. The Company recognized an other-than-temporary impairment charge of $92.0 million, or approximately $74.5 million, net of income taxes, which represents the best estimate of the salvage value of the remaining assets of the project. Other-than-temporary impairments are recorded in equity in (losses) earnings from affiliates in the Consolidated Statements of Operations.

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

During fiscal 2022, the PennEast board of managers approved cash distributions to members of the partnership following the sale of certain project-related assets and refunds of interconnection fees received from interstate pipelines. The return of capital received by the Company, which totaled $11.0 million, reduced the remaining carrying value of its equity method investment in PennEast to zero, with the excess recorded in equity in earnings (loss) of affiliates in the Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

The financial results of Storage and Transportation for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2022	2021	2020
Operating revenues (1)	$67,735	$51,020	$44,728
Operating expenses
Natural gas purchases	2,702	1,266	1,122
Operation and maintenance	30,568	29,135	21,862
Depreciation and amortization	12,302	9,960	9,293
Total operating expenses	45,572	40,361	32,277
Operating income	22,163	10,659	12,451
Other income, net	8,546	5,931	7,328
Interest expense, net	12,097	13,348	13,124
Income tax provision (benefit)	1,879	(10,043)	4,247
Equity in earnings (loss) of affiliates	9,865	(81,072)	15,903
Net income (loss)	$26,598	$(67,787)	$18,311
(1)Includes related party transactions of approximately $2.4 million, $1.8 million and $2.7 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively, which are eliminated in consolidation.

Operating Revenues

Operating revenue increased $16.7 million during fiscal 2022, compared with fiscal 2021, due primarily to increased natural gas transportation revenue for Adelphia Gateway and increased hub services revenue for Leaf River.

Equity in earnings of affiliates increased $90.9 million during fiscal 2022, compared with fiscal 2021, due primarily to the impairment of our equity method investment in PennEast during fiscal 2021, which did not reoccur during fiscal 2022.

Operation and Maintenance Expense

O&M expense increased $1.4 million during fiscal 2022, compared with fiscal 2021, due primarily to increased compensation expense.

Depreciation Expense

Depreciation expense increased $2.3 million during fiscal 2022, compared with fiscal 2021, due primarily to the southern end of Adelphia Gateway, which was not operational during fiscal 2021, being placed into service in fiscal 2022.

Other Income, Net

Other income increased $2.6 million during fiscal 2022, compared with fiscal 2021, due primarily to increased AFUDC equity related to the Adelphia Gateway project.

Interest Expense

Interest expense, net decreased $1.3 million during fiscal 2022, compared with fiscal 2021, due primarily to reduced debt related to the PennEast project.

Net Income

Net income increased $94.4 million during fiscal 2022, compared with fiscal 2021, due primarily to the absence of the impairment of our equity method investment in PennEast, as previously discussed.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Non-GAAP Financial Measures

Management uses NFE, a non-GAAP financial measure, when evaluating the operating results of Storage and Transportation. Certain transactions associated with equity method investments and their impact, including impairment charges, which are non-cash charges, and the return of capital in excess of the carrying value of our investment, are excluded for NFE purposes. The details of such adjustments can be found in the table below. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP, and should be considered in addition to, and not as a substitute for the comparable GAAP measure. A reconciliation of Storage and Transportations’ net income, the most directly comparable GAAP financial measure to NFE, is as follows:

(Thousands)	2022	2021	2020
Net income (loss)	$26,598	$(67,787)	$18,311
Add:
(Gain on) impairment of equity method investment	(5,521)	92,000	—
Tax effect	1,377	(11,167)	—
Net financial earnings	$22,454	$13,046	$18,311

NFE increased $9.4 million during fiscal 2022, compared with fiscal 2021, due primarily to increased operating revenue at both Adelphia Gateway and Leaf River along with and higher AFUDC at Adelphia Gateway as previously discussed.
Home Services and Other

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

Operating Results

The condensed financial results of Home Services and Other for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2022	2021	2020
Operating revenues	$56,182	$52,229	$51,017

Income (loss) before income taxes	$278	$(1,022)	$3,306
Income tax provision (benefit)	$1,059	$(196)	$(2,478)
Net (loss) income	$(781)	$(826)	$5,784

Operating Revenues

Operating revenues increased $4.0 million during fiscal 2022, compared with fiscal 2021, due primarily to increased installation revenue at NJRHS.

Net Income

Net income increased $45,000 during fiscal 2022, compared with fiscal 2021, due primarily to increased revenue as previously discussed, partially offset by an increase in income taxes.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each reporting segment and other business operations and provides adequate financial flexibility for accessing capital markets as required. Our consolidated capital structure as of September 30, was as follows:

	2022	2021
Common stock equity	38%	38%
Long-term debt	52	51
Short-term debt	10	11
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $14.7 million and $15.1 million of equity through the DRP during fiscal 2022 and 2021, respectively.

In December 2019, we completed an equity offering of 6,545,454 common shares, consisting of 5,333,334 common shares issued directly by NJR and 1,212,120 common shares issuable pursuant to forward sales agreements with investment banks. In March 2021, we cash settled a portion of the forward sale agreement for a payout of approximately $388,000 in lieu of the issuance of 727,272 common shares. In May 2021, we cash settled the rest of the forward sale agreements for a payout of approximately $2.4 million in lieu of the issuance of 484,848 common shares.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which has been expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of September 30, 2022, we had repurchased a total of approximately 17.8 million of those shares and may repurchase an additional 1.7 million shares under the approved program. There were no shares repurchased during fiscal 2022 and 746,000 shares repurchased during fiscal 2021.
Debt

NJR and its unregulated subsidiaries generally rely on cash flows generated from operating activities and the utilization of committed credit facilities to provide liquidity to meet working capital and short-term debt financing requirements. NJNG also relies on the issuance of commercial paper for short-term funding. NJR and NJNG, as borrowers, periodically access the capital markets to fund long-life assets through the issuance of long-term debt securities.

We believe that our existing borrowing availability, equity proceeds and cash flows from operations will be sufficient to satisfy our working capital, capital expenditures and dividend requirements for at least the next 12 months. NJR, NJNG, Clean Energy Ventures, Storage and Transportation and Energy Services currently anticipate that each of their financing requirements for the next 12 months will be met primarily through the issuance of short- and long-term debt, and meter or solar asset sale leasebacks.

We believe that as of September 30, 2022, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

As a result of the COVID-19 pandemic, recent geopolitical tensions and inflationary pressures, there has been uncertainty and volatility in the credit and capital markets. We have been able to obtain sufficient financing to meet our funding requirements for operations and capital expenditures; however, our ability to access funds from financial institutions at a reasonable cost in the future may impact the nature and timing of future capital market transactions.

Short-Term Debt

We use our short-term borrowings primarily to finance Energy Services’ short-term liquidity needs, Storage and Transportation investments, share repurchases and, on an initial basis, Clean Energy Ventures’ investments. Energy Services’ use of high-volume storage facilities and anticipated pipeline park and loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

As of September 30, 2022, NJR had a revolving credit facility and a term loan totaling $800 million, with $440.2 million available under the facility and term loan.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of September 30, 2022, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $175.5 million.

Short-term borrowings were as follows:

Twelve Months Ended
(Thousands)	September 30, 2022
NJR
Notes Payable to banks:
Balance at end of period	$350,150
Weighted average interest rate at end of period	3.90%
Average balance for the period	$362,429
Weighted average interest rate for average balance	1.84%
Month end maximum for the period	$494,060
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$73,800
Weighted average interest rate at end of period	3.34%
Average balance for the period	$65,480
Weighted average interest rate for average balance	0.80%
Month end maximum for the period	$177,700

Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG’s short-term borrowings tend to peak in the November through January time frame.

NJR

During fiscal 2021, NJR entered into a Second Amended and Restated Credit Agreement governing a $500 million NJR Credit Facility, which was to expire on September 2, 2026. The NJR Credit Facility is subject to two mutual options for a one-year extension beyond that date and includes an accordion feature, which allows NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in increments of $50 million up to a maximum of $250 million. The NJR Credit Facility also permits the borrowing of revolving loans and swingline loans, as well as a $75 million sublimit for the issuance of letters of credit. On August 30, 2022, NJR amended the Second Amended and Restated Credit Agreement to $650 million and extended the maturity date of the facility to September 2, 2027. The amendment also increased the swingline to $70 million from $60 million and moved to SOFR as the benchmark rate, replacing the existing LIBOR. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility. The credit facility is used primarily to finance its share repurchases, to satisfy Energy Services’ short-term liquidity needs and to finance, on an initial basis, unregulated investments.

As of September 30, 2022, NJR had seven letters of credit outstanding totaling $9.7 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

On February 8, 2022, NJR entered into a 364-day $150 million term loan credit agreement with an interest rate based on SOFR plus 0.85 percent, which expires on February 7, 2023. The Company borrowed $50 million on February 9, 2022 and $100 million on February 14, 2022 under the term loan.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Based on its average borrowings during fiscal 2022, NJR’s average interest rate was 1.84 percent, resulting in interest expense of approximately $7.1 million. Based on average borrowings of $362.4 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $3.7 million during fiscal 2022.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

During fiscal 2021, NJNG entered into a Second Amended and Restated Credit Agreement governing a $250 million NJNG Credit Facility, which was to expire on September 2, 2026. The NJNG Credit Facility is subject to two mutual options for a one-year extension beyond that date and permits the borrowing of revolving loans and swingline loans, as well as a $30 million sublimit for the issuance of letters of credit. The NJNG Credit Facility also includes an accordion feature, which would allow NJNG, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJNG Credit Facility in minimum increments of $50 million up to a maximum of $100 million. On August 30, 2022, NJNG amended the Second Amended and Restated Credit Agreement to extend the maturity date of the facility to September 2, 2027 and moved to SOFR as the benchmark rate, replacing the existing LIBOR.

As of September 30, 2022, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under the NJNG Credit Facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during fiscal 2022, NJNG’s average interest rate was 0.80 percent, resulting in interest expense of $223,000. Based on average borrowings of $65.5 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $667,000 during fiscal 2022.

Short-Term Debt Covenants

Borrowings under the NJR Credit Facility, term loan credit agreement and NJNG Credit Facility are conditioned upon compliance with a maximum leverage ratio (consolidated total indebtedness to consolidated total capitalization as defined in the applicable agreements) of not more than .70 to 1.00 for NJR and .65 to 1.00 for NJNG. These revolving credit facilities and term loan credit agreement contain customary representations and warranties for transactions of this type. They also contain customary events of default and certain covenants that will limit NJR’s or NJNG’s ability, beyond agreed upon thresholds, to, among other things:

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Long-Term Debt

NJR

As of September 30, 2022, NJR had the following outstanding:
•$50 million of 3.20 percent senior notes due August 18, 2023;
•$100 million of 3.48 percent senior notes due November 7, 2024;
•$100 million of 3.54 percent senior notes due August 18, 2026;
•$110 million of 4.38 percent senior notes due June 23, 2027;
•$100 million of 3.96 percent senior notes due June 8, 2028;
•$150 million of 3.29 percent senior notes due July 17, 2029;
•$130 million of 3.50 percent senior notes due July 23, 2030;
•$130 million of 3.60 percent senior notes due July 23, 2032;
•$80 million of 3.25 percent senior notes due September 1, 2033;
•$120 million of 3.13 percent senior notes due September 1, 2031; and
•$50 million of 3.64 percent senior notes due September 19, 2034.

On June 23, 2022, NJR entered into a Note Purchase Agreement under which NJR issued $110 million, Series 2022A senior notes at a fixed rate of 4.38 percent, maturing in 2027. On September 16, 2022, NJR amended an existing Note Purchase Agreement to provide for the issuance of $50 million, Series C senior notes at a fixed rate of 3.64 percent, maturing in 2034. The senior notes are unsecured and guaranteed by certain unregulated subsidiaries of NJR.

Neither NJNG nor its assets are obligated or pledged to support NJR’s long-term debt.

NJNG

As of September 30, 2022, NJNG’s long-term debt consisted of $1.3 billion in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2061, and $23.8 million in finance leases with various maturities ranging from 2024 to 2028.

On October 28, 2021, NJNG entered into a Note Purchase Agreement providing for the issuance of $100 million of its senior notes, of which $50 million were issued at an interest rate of 2.97 percent, maturing in 2051, and $50 million were issued at an interest rate of 3.07 percent, maturing in 2061.

On May 27, 2022, NJNG entered into a Note Purchase Agreement for $100 million of its senior notes, of which $50 million were issued at an interest rate of 4.37 percent, maturing in 2037, and $50 million were issued at an interest rate of 4.71 percent, maturing in 2052.

On October 24, 2022, NJNG entered into a Note Purchase Agreement for $125 million of its senior notes at an interest rate of 5.47 percent, maturing in 2052.

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

Sale Leaseback

NJNG

NJNG received $17.3 million and $4.0 million in fiscal 2022 and 2020, respectively, in connection with the sale leaseback of its natural gas meters. NJNG records a financing lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG continues to evaluate this sale leaseback program based on current market conditions. Natural gas meters are excepted from the lien on NJNG property under the Mortgage Indenture. There were no natural gas meter sale leasebacks recorded during fiscal 2021.

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are considered failed sale leasebacks for accounting purposes and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During fiscal 2022, 2021 and 2020, Clean Energy Ventures received proceeds of $24.1 million, $17.7 million and $42.9 million, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Consolidated Balance Sheets.

Contractual Obligations and Capital Expenditures

As of September 30, 2022, there were NJR guarantees covering approximately $261.7 million of natural gas purchases and Energy Services demand fee commitments and nine outstanding letters of credit totaling $10.4 million, as previously mentioned, not yet reflected in accounts payable on the Consolidated Balance Sheets.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events and the ability to access capital.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NJNG’s total capital expenditures are projected to be between $352 million and $378 million during fiscal 2023. Total capital expenditures spent or accrued during fiscal 2022 were $282.2 million. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of September 30, 2022, NJNG’s future MGP expenditures are estimated to be $127.1 million. For a more detailed description of MGP expenditures, see Note 15. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements.

During fiscal 2022, Storage and Transportation had capital expenditures spent or accrued for the Adelphia Gateway project totaling $123.8 million, and capital expenditures spent or accrued for Leaf River totaling $17.6 million. During fiscal 2023, we expect expenditures related to the Adelphia Gateway project to be between $12 million and $16 million and expenditures related to Leaf River to be between $8 million and $12 million.

During fiscal 2022, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were $144.9 million. Clean Energy Ventures’ expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. We estimate solar-related capital expenditures for projects placed in service during fiscal 2023 to be between $100 million and $200 million.

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

Energy Services does not currently anticipate any significant capital expenditures during fiscal 2023 and 2024.

During December 2020, Energy Services entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services, and Energy Services may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500 million, payable through November 1, 2030. The AMAs include a series of initial and permanent releases which commenced on November 1, 2021. NJR will receive a total of approximately $260 million in cash from fiscal 2022 through fiscal 2024 and $34 million per year from fiscal 2025 through fiscal 2031 under the agreements. During fiscal 2022, Energy Services recognized $53.0 million of operating revenue on the Consolidated Statements of Operations. Amounts received in excess of revenue, totaling $33.8 million as of September 30, 2022, are included in deferred revenue on the Consolidated Balance Sheets.

Cash Flows

Operating Activities

Cash flows from operating activities during fiscal 2022 totaled $323.5 million compared with $391.0 million during fiscal 2021. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

The decrease of $67.5 million in cash flows from operating activities during fiscal 2022, compared with fiscal 2021, was due primarily to additional working capital requirements related to the rising energy prices along with the outsized performance at Energy Services during February 2021 that did not reoccur during fiscal 2022, partially offset by the AMAs, which commenced November 2021, as previously discussed.

Investing Activities

Cash flows used in investing activities totaled $590.6 million during fiscal 2022, compared with $622.1 million during fiscal 2021. The decrease of $31.5 million was due primarily to decreased utility plant expenditures, partially offset by an increase in capital expenditures for Storage and Transportation related to the conversion of the southern portion of Adelphia Gateway’s pipeline to natural gas along with increased solar expenditures.

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

Cash flows from financing activities totaled $262.5 million during fiscal 2022, compared with $117.8 million during fiscal 2021. The increase of $144.7 million is due primarily to the issuance of $360 million in long-term debt, a new $150 million term loan, along with proceeds of $17.3 million for meter sale leasebacks and higher proceeds of $6.4 million from solar sale leasebacks, partially offset by increased net payments of short-term debt of $355.3 million and increased dividend payments of $10.7 million.

Credit Ratings

The table below summarizes NJNG’s credit ratings as of September 30, 2022, issued by two rating entities, Moody’s and Fitch:

	Moody’s	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-2	F-2
Senior Secured	A1	A+
Ratings Outlook	Stable	Stable

Fitch ratings and outlook were reaffirmed on April 14, 2022. The Moody’s ratings and outlook were reaffirmed on September 28, 2022. NJNG’s Moody’s and Fitch ratings are investment-grade ratings. NJR is not rated by Moody’s or Fitch.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2021	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2022
Natural Gas Distribution	$2,033	$30,584	$38,813	$(6,196)
Energy Services	(29,487)	(36,019)	(58,820)	(6,686)
Total	$(27,454)	$(5,435)	$(20,007)	$(12,882)
There were no changes in methods of valuations during the fiscal year ended September 30, 2022.

The following is a summary of fair market value of financial derivatives as of September 30, 2022, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2023	2024	2025 - 2027	After 2027	Total Fair Value
Price based on NYMEX/CME	$(168)	$—	$—	$—	$(168)
Price based on ICE	(18,092)	4,225	1,153	—	(12,714)
Total	$(18,260)	$4,225	$1,153	$—	$(12,882)

The following is a summary of financial derivatives by type as of September 30, 2022:

		Volume Bcf	Price per MMBtu (1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	30.5	$2.62 - $15.00	$(6,196)
Energy Services	Futures	(0.7)	$2.41 - $13.75	(6,518)
	Swaps	—	$2.82 - $3.03	(168)
Total				$(12,882)
(1)    Million British thermal units

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2021	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2022
Natural Gas Distribution - Prices based on other external data	$20	4,671	4,450	$241
Energy Services - Prices based on other external data	(34,678)	(8,231)	(22,530)	(20,379)
Total	$(34,658)	(3,560)	(18,080)	$(20,138)

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $6.5 million. This analysis does not include potential changes to reported credit adjustments embedded in the $5.8 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(3,266)	$(6,532)	$(9,798)	$(13,064)
Ending derivative fair value	$5,826	$2,560	$(706)	$(3,972)	$(7,238)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$3,266	$6,532	$9,798	$13,064
Ending derivative fair value	$5,826	$9,092	$12,358	$15,624	$18,890

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of September 30, 2022. Gross credit exposure for Energy Services is defined as the unrealized fair value of derivative and energy trading contracts, plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for Storage and Transportation is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Energy Services’, Clean Energy Ventures’ and Storage and Transportation’s counterparty credit exposure as of September 30, 2022, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$161,677	$137,934
Noninvestment grade	29,771	1,319
Internally-rated investment grade	17,041	14,767
Internally-rated noninvestment grade	23,567	13,724
Total	$232,056	$167,744

NJNG’s counterparty credit exposure as of September 30, 2022, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$20,461	$19,959
Noninvestment grade	334	—
Internally-rated investment grade	72	17
Internally-rated noninvestment grade	22,024	—
Total	$42,891	$19,976

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

Information regarding NJR’s interest rate risk can be found in the Liquidity and Capital Resources - Debt section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of September 30, 2022, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022, which appears herein.

November 17, 2022

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of New Jersey Resources Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, common stock equity, and cash flows, for each of the three years in the period ended September 30, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 17, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’'s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for the economics of rate-regulation impacts multiple financial statement line items and disclosures, such as regulated property, plant, and equipment, regulatory assets and liabilities, operating revenues and depreciation expense. While NJNG expects to recover costs from customers through regulated rates, there is a risk that the BPU will not approve full recovery of such costs or full recovery of all amounts invested in the utility business and a reasonable return on that investment. We identified the impact of rate-regulation as a critical audit matter due to the significant judgments made by management to support its assertions about the impact of regulatory orders on the financial statements, including assessing the probability of both recovery in rates of incurred costs, and refunds to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the BPU, auditing these judgments requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty around the impact of regulatory orders on the financial statements, including the probability of both recovery in rates of incurred costs, and refunds to customers, included the following, among others:

•We tested the effectiveness of controls over the relevant regulatory account balances and disclosures, including management’s controls over the monitoring and evaluation of regulatory developments that may affect the probability of recovering costs in future rates or of a future reduction in rates.
•    We read relevant regulatory orders issued by the BPU for NJNG and other public utilities in New Jersey, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the probability of recovery in future rates or of a future reduction in rates based on precedence of the BPU’s treatment of similar costs under similar circumstances. We evaluated the external information and compared that to management’s assertions regarding the probability of recovery or refund of regulatory asset and liability balances for completeness.
•    We obtained an analysis from management regarding the probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities in order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.
•    We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances

/s/ Deloitte & Touche LLP

Morristown, New Jersey

November 17, 2022

We have served as the Company’s auditor since 1951.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of New Jersey Resources Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2022, of the Company and our report dated November 17, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in accounting policy.
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

/s/ Deloitte & Touche LLP

Morristown, New Jersey

November 17, 2022

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share data)
Fiscal years ended September 30,	2022	2021	2020
OPERATING REVENUES
Utility	$1,127,417	$731,459	$729,923
Nonutility	1,778,562	1,425,154	1,223,745
Total operating revenues	2,905,979	2,156,613	1,953,668
OPERATING EXPENSES
Natural gas purchases:
Utility	547,901	247,734	275,831
Nonutility	1,393,656	1,096,920	1,022,805
Related parties	7,395	7,013	6,083
Operation and maintenance	361,866	366,905	278,143
Regulatory rider expenses	59,437	38,304	34,529
Depreciation and amortization	129,249	111,387	107,368
Total operating expenses	2,499,504	1,868,263	1,724,759
OPERATING INCOME	406,475	288,350	228,909
Other income, net	22,295	24,597	23,878
Interest expense, net of capitalized interest	85,830	78,559	67,597
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	342,940	234,388	185,190
Income tax provision	76,195	33,286	36,494
Equity in earnings (loss) of affiliates	8,177	(83,212)	14,311
NET INCOME	$274,922	$117,890	$163,007

EARNINGS PER COMMON SHARE
Basic	$2.86	$1.23	$1.72
Diluted	$2.85	$1.22	$1.71
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	96,100	96,227	94,798
Diluted	96,488	96,560	95,103
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Thousands)
Fiscal years ended September 30,	2022	2021	2020
Net income	$274,922	$117,890	$163,007
Other comprehensive income (loss), net of tax:
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(317), $(350) and $(32), respectively	1,054	1,021	108
Loss on derivatives designated as hedging instruments, net of tax of $0, $0 and $3,203, respectively	—	—	(10,505)
Adjustment to postemployment benefit obligation, net of tax of $(8,657), $(2,575) and $567, respectively	28,648	8,766	(2,131)
Other comprehensive income (loss)	29,702	9,787	(12,528)
Comprehensive income	$304,624	$127,677	$150,479
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal years ended September 30,	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$274,922	$117,890	$163,007
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) loss on derivative instruments	(59,906)	54,203	(9,644)
Impairment of equity method investment	—	92,000	—
Depreciation and amortization	129,249	111,387	107,368
Amortization of acquired wholesale energy contracts	2,561	4,604	4,924
Allowance for equity used during construction	(11,243)	(20,303)	(17,053)
Allowance for doubtful accounts	2,401	18,986	2,238
Non-cash lease expense	4,850	3,920	3,851
Deferred income taxes	81,659	23,796	34,346
Equivalent value of ITCs recognized on equipment financing	(7,542)	(6,482)	(6,482)
Manufactured gas plant remediation costs	(17,538)	(17,532)	(7,651)
Equity in earnings, net of distributions received from equity investees	—	(3,046)	(5,848)
Cost of removal - asset retirement obligations	(1,289)	(1,129)	(245)
Contributions to postemployment benefit plans	(6,785)	(7,669)	(9,032)
Taxes related to stock-based compensation	(144)	(159)	647
Changes in:
Components of working capital	(77,687)	10,254	(8,096)
Other noncurrent assets	(38,424)	13,715	(44,129)
Other noncurrent liabilities	48,396	(3,481)	5,280
Cash flows from operating activities	323,480	390,954	213,481
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(259,081)	(376,312)	(290,040)
Solar equipment	(146,676)	(87,852)	(133,841)
Storage and Transportation and other	(153,378)	(110,130)	(24,228)
Cost of removal	(39,293)	(50,316)	(22,059)
Acquisition of assets, net of cash acquired of $5.1 million	—	—	(523,647)
Distribution from equity investees in excess of equity in earnings	2,336	3,183	1,907
Investments in equity investees, net of return of capital	5,479	(690)	(2,117)
Cash flows used in investing activities	(590,613)	(622,117)	(994,025)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	360,000	—	660,000
Payments of long-term debt	(68,343)	(18,007)	(20,286)
Proceeds from term loan	150,000	—	350,000
Payments of term loan	—	—	(350,000)
(Payments of) proceeds from short-term debt, net	(103,350)	251,950	99,900
Proceeds from sale leaseback transactions - solar	24,071	17,673	42,927
Proceeds from sale leaseback transactions - natural gas meters	17,300	—	4,000
Payments of common stock dividends	(127,704)	(116,960)	(117,804)
Proceeds from equity offering	—	—	212,900
Cash settlement of equity forward agreement	—	(2,823)	—
Proceeds from issuance of common stock - DRP	14,745	15,105	18,080
Purchases of treasury stock	—	(27,217)	—
Tax withholding payments related to net settled stock compensation	(4,177)	(1,938)	(3,813)
Cash flows from financing activities	262,542	117,783	895,904
Change in cash, cash equivalents and restricted cash	(4,591)	(113,380)	115,360
Cash, cash equivalents and restricted cash at beginning of period	6,043	119,423	4,063
Cash, cash equivalents and restricted cash at end of period	$1,452	$6,043	$119,423
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(16,658)	$(81,366)	$5,065
Inventories	(80,801)	(25,257)	(3,254)
Recovery of natural gas costs	1,037	(13,124)	17,479
Natural gas purchases payable	66,352	72,752	(41,326)
Natural gas purchases payable - related parties	(10)	70	1
Deferred revenue	33,802	(1,763)	1,922
Accounts payable and other	(34,259)	31,826	18,468
Prepaid expenses	(406)	(1,527)	2,548
Prepaid and accrued taxes	(1,516)	(3,449)	(2,376)
Restricted broker margin accounts	(51,165)	28,013	(6,097)
Customers’ credit balances and deposits	660	6,652	(1,182)
Other current assets (liabilities)	5,277	(2,573)	656
Total	$(77,687)	$10,254	$(8,096)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$84,375	$78,650	$66,146
Income taxes	$4,252	$6,381	$7,594
Accrued capital expenditures	$34,674	$64,626	$19,434
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED BALANCE SHEETS

ASSETS

(Thousands)
September 30,	2022	2021

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$3,576,691	$3,324,611
Construction work in progress	162,087	182,196
Nonutility plant and equipment, at cost	1,577,259	1,124,896
Construction work in progress	199,679	365,346
Total property, plant and equipment	5,515,716	4,997,049
Accumulated depreciation and amortization, utility plant	(659,737)	(611,827)
Accumulated depreciation and amortization, nonutility plant and equipment	(206,053)	(171,709)
Property, plant and equipment, net	4,649,926	4,213,513

CURRENT ASSETS
Cash and cash equivalents	1,107	4,749
Customer accounts receivable:
Billed	222,297	212,838
Unbilled revenues	13,769	10,351
Allowance for doubtful accounts	(19,379)	(24,652)
Regulatory assets	40,086	30,118
Natural gas in storage, at average cost	273,644	193,606
Materials and supplies, at average cost	20,324	19,561
Prepaid expenses	8,572	8,166
Prepaid and accrued taxes	54,501	51,211
Derivatives, at fair value	24,635	35,251
Restricted broker margin accounts	94,261	72,840
Other current assets	22,270	20,235
Total current assets	756,087	634,274

NONCURRENT ASSETS
Investments in equity method investees	106,571	114,529
Regulatory assets	500,666	522,099
Operating lease assets	168,520	173,928
Derivatives, at fair value	6,385	3,403
Intangible assets, net	2,348	5,029
Software costs	6,120	5,582
Other noncurrent assets	64,793	49,921
Total noncurrent assets	855,403	874,491
Total assets	$6,261,416	$5,722,278
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CAPITALIZATION AND LIABILITIES

(Thousands, except share data)
September 30,	2022	2021

CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding shares September 30, 2022 — 96,249,859; September 30, 2021 — 95,709,662	$241,616	$240,644
Premium on common stock	519,697	502,584
Accumulated other comprehensive loss, net of tax	(4,826)	(34,528)
Treasury stock at cost and other; shares September 30, 2022 — 611,045; September 30, 2021 — 762,313	(6,805)	(12,448)
Retained earnings	1,067,528	934,610
Common stock equity	1,817,210	1,630,862
Long-term debt	2,485,402	2,162,164
Total capitalization	4,302,612	3,793,026

CURRENT LIABILITIES
Current maturities of long-term debt	75,069	72,840
Short-term debt	423,950	377,300
Natural gas purchases payable	235,049	168,697
Natural gas purchases payable to related parties	851	861
Deferred revenue	35,547	1,745
Accounts payable and other	156,580	223,497
Dividends payable	37,534	34,768
Accrued taxes	5,130	3,356
Regulatory liabilities	31,090	28,007
New Jersey Clean Energy Program	15,697	16,308
Derivatives, at fair value	49,848	87,145
Operating lease liabilities	4,562	4,300
Customers’ credit balances and deposits	33,246	32,586
Total current liabilities	1,104,153	1,051,410

NONCURRENT LIABILITIES
Deferred income taxes	238,928	163,530
Deferred investment tax credits	2,710	3,010
Deferred revenue	753	847
Derivatives, at fair value	14,191	13,497
Manufactured gas plant remediation	127,060	135,012
Postemployment employee benefit liability	82,867	169,267
Regulatory liabilities	185,634	193,051
Operating lease liabilities	138,382	141,363
Asset retirement obligation	55,035	46,306
Other noncurrent liabilities	9,091	11,959
Total noncurrent liabilities	854,651	877,842
Commitments and contingent liabilities (Note 15)
Total capitalization and liabilities	$6,261,416	$5,722,278
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance at September 30, 2019	89,999	$226,649	$291,331	$(31,787)	$(10,436)	$906,076	$1,381,833
Net income	—	—	—	—	—	163,007	163,007
Other comprehensive loss	—	—	—	(12,528)	—	—	(12,528)
Common stock issued:
Common stock offering	5,333	13,333	199,567	—	—	—	212,900
Incentive compensation plan	105	261	3,511	—	—	—	3,772
Dividend reinvestment plan (1)	520	—	2,833	—	15,324	—	18,157
Cash dividend declared ($1.27 per share)	—	—	—	—	—	(121,582)	(121,582)
Treasury stock and other	(8)	—	(5,260)	—	3,597	—	(1,663)
Balance at September 30, 2020	95,949	240,243	491,982	(44,315)	8,485	947,501	1,643,896
Net income	—	—	—	—	—	117,890	117,890
Other comprehensive income	—	—	—	9,787	—	—	9,787
Common stock issued:
Common stock offering	—	—	(2,823)	—	—	—	(2,823)
Incentive compensation plan	84	210	4,053	—	—	—	4,263
Dividend reinvestment plan (1)	431	191	9,372	—	5,593	—	15,156
Cash dividend declared ($1.36 per share)	—	—	—	—	—	(130,781)	(130,781)
Treasury stock and other	(754)	—	—	—	(26,526)	—	(26,526)
Balance at September 30, 2021	95,710	240,644	502,584	(34,528)	(12,448)	934,610	1,630,862
Net income	—	—	—	—	—	274,922	274,922
Other comprehensive income	—	—	—	29,702	—	—	29,702
Common stock issued:
Incentive compensation plan	193	481	8,665	—	—	—	9,146
Dividend reinvestment plan (1)	355	491	8,450	—	5,800	—	14,741
Cash dividend declared ($1.4775 per share)	—	—	—	—	—	(142,004)	(142,004)
Treasury stock and other	(8)	—	(2)	—	(157)	—	(159)
Balance at September 30, 2022	96,250	$241,616	$519,697	$(4,826)	$(6,805)	$1,067,528	$1,817,210
(1)Certain shares sold through the DRP issued from treasury stock are at average cost, which may differ from the actual market price paid.

See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

1. NATURE OF THE BUSINESS

The Company provides regulated natural gas distribution services, transmission and storage services and operates certain unregulated businesses primarily through the following:

NJNG provides natural gas utility service to approximately 569,300 customers throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

NJRCEV, the Company’s clean energy subsidiary, comprises the Clean Energy Ventures segment and invests in, owns and operates clean energy projects, including commercial and residential solar installations located in New Jersey, Connecticut, Rhode Island and New York.

NJRES comprises the Energy Services segment. Energy Services maintains and transacts around a portfolio of natural gas transportation and storage capacity contracts and provides physical wholesale energy, retail energy and energy management services in the U.S. and Canada.

NJR Midstream Holdings Corporation, which comprises the Storage and Transportation segment, invests in energy-related ventures through its subsidiaries. The Company operates natural gas storage and transmission assets through the wholly-owned subsidiaries of Leaf River and Adelphia Gateway and is subject to rate regulation by FERC. The Company holds a 50 percent combined ownership interest in Steckman Ridge, located in Pennsylvania, and a 20 percent ownership interest in PennEast, which are accounted for under the equity method of accounting.

NJR Retail Holdings Corporation has one principal subsidiary: NJRHS, which provides heating, central air conditioning, standby generators, solar and other indoor and outdoor comfort products to residential homes throughout New Jersey. NJRHS is included in Home Services and Other operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Other financial investments or contractual interests that lack the characteristics of a voting interest entity, which are commonly referred to as variable interest entities, are evaluated by the Company to determine if the entity has the power to direct business activities and, therefore, would be considered a controlling interest that the Company would have to consolidate. Based on those evaluations, NJR has determined that it does not have any investments in variable interest entities as of September 30, 2022, 2021 and 2020.

Investments in entities over which the Company does not have a controlling financial interest are accounted for either under the equity method or cost method of accounting.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies during the reporting period. On a quarterly basis, or more frequently whenever events or changes in circumstances indicate a need, the Company evaluates its estimates, including those related to the calculation of the fair value of derivative instruments, debt, equity method investments, unbilled revenues, allowance for doubtful accounts, provisions for depreciation and amortization, long-lived assets, regulatory assets and liabilities, income taxes, pensions and other postemployment benefits, contingencies related to environmental matters and litigation. ARO are evaluated periodically as required. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the U.S. The Company’s Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impacts of COVID-19 on the assumptions and estimates used and determined that there have been no material adverse impacts on the Company’s results of operations as of September 30, 2022.

The Company continues to closely monitor developments related to the COVID-19 pandemic and has, when appropriate, taken steps to ensure business continuity in the safe operation of its business. These steps include working from home for office-based employees utilizing a hybrid schedule, limiting direct contact with customers and suspending late payment fees for utility customers. While the Company and many businesses generally have returned to normal operating practices, this remains an evolving situation. The timing for recovery of businesses and local economies, resurgences or mutations of the virus, and any potential future shutdowns remains unknown. Throughout the COVID-19 pandemic, the Company has continued to provide essential services to our customers. Both the Company and NJNG continue to have sufficient liquidity to meet their current obligations and business operations remain fundamentally unchanged at this time. The Company will continue to monitor developments affecting its employees, customers, and operations and take additional steps to address the COVID-19 pandemic and its impacts, as necessary. The Company considered the impacts of COVID-19 on the assumptions and estimates used and determined that there have been no material adverse impacts on the Company’s results of operations as of September 30, 2022.

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

If the acquisition is deemed to be a business, the acquisition method of accounting is applied. Identifiable assets acquired and liabilities assumed at the acquisition date are recorded at fair value. If the transaction is deemed to be an asset purchase, the cost accumulation and allocation model is used, whereby the assets and liabilities are recorded based on the purchase price and allocated to the individual assets and liabilities based on relative fair values.

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

Revenues for Energy Services are recognized when the natural gas is physically delivered to the customer. In addition, changes in the fair value of derivatives that economically hedge the forecasted sales of the natural gas are recognized in operating revenues as they occur. Energy Services also recognizes changes in the fair value of SREC derivative contracts as a component of operating revenues.

During December 2020, Energy Services entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts, which commenced on November 1, 2021. The AMAs include a series of temporary and permanent releases, and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed-upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. Energy Services recognized $53.0 million of operating revenue on the Consolidated Statements of Operations during fiscal 2022. Amounts received in excess of revenue recognized totaling $33.8 million are included in deferred revenue on the Consolidated Balance Sheets as of September 30, 2022.

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

Demand Fees

For the purpose of securing storage and pipeline capacity in support of their respective businesses, Energy Services and Natural Gas Distribution enter into storage and pipeline capacity contracts, which require the payment of associated demand fees and charges that allow them access to a high priority of service in order to maintain the ability to access storage or pipeline capacity during a fixed time period, which generally ranges from one to 10 years. Many of these demand fees and charges are based on established tariff rates as established and regulated by FERC. These charges represent commitments to pay storage providers and pipeline companies for the priority right to transport and/or store natural gas utilizing their respective assets.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following table summarizes the demand charges, which are net of capacity releases, and are included as a component of natural gas purchases on the Consolidated Statements of Operations for the fiscal years ended September 30:

(Millions)	2022	2021	2020
Energy Services	$95.4	$120.5	$121.8
Natural Gas Distribution	170.3	123.2	131.9
Total	$265.7	$243.7	$253.7

Energy Services expenses demand charges over the term of the service being provided.

Natural Gas Distribution’s costs associated with demand charges are included in its weighted average cost of natural gas. The demand charges are expensed based on NJNG’s BGSS sales and recovered as part of the natural gas commodity component of its BGSS tariff.

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

To the extent that NJNG invests in property that qualifies for ITCs, the ITC is deferred and amortized to income over the life of the equipment in accordance with regulatory treatment. ITCs at the unregulated subsidiaries of NJR are recorded on the balance sheet as a reduction to property, plant and equipment when the property is placed in service, and recognized in earnings as a reduction of depreciation expense over the useful lives of the related assets.

Projects placed in service through December 31, 2019, qualified for a 30 percent federal ITC. The ITC declined to 26 percent for property under construction before December 31, 2020. The Consolidated Appropriations Act of 2021 extended the 26 percent ITC for property under construction during 2021 and 2022. On August 16, 2022, the President of the U.S. signed the Inflation Reduction Act, which raised the ITC from 26 percent to 30 percent for property under construction through the end of 2032, dropping to 26 percent for property under construction before the end of 2033 and to 22 percent for property under construction before the end of 2034. The ITC expires starting in 2035 unless it is renewed.

Investments in Equity Investees

The Company accounts for its investments in Steckman Ridge and PennEast using the equity method of accounting where it is not the primary beneficiary, as defined under ASC 810, Consolidation; its respective ownership interests are 50 percent or less and/or it has significant influence over operating and management decisions. The Company’s share of earnings is recognized as equity in earnings of affiliates on the Consolidated Statements of Operations.

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

Depreciation is computed on a straight-line basis over the useful life of the assets for the Company’s nonutility entities, and using rates based on the estimated average lives of the various classes of depreciable property for NJNG. The composite rate of depreciation used for NJNG was 2.66 percent of average depreciable property in fiscal 2022, 2.42 percent in fiscal 2021 and 2.65 percent in fiscal 2020. The Company recorded $129.2 million, $111.4 million and $107.4 million in depreciation expense during fiscal 2022, 2021 and 2020, respectively.

Property, plant and equipment was comprised of the following as of September 30:

(Thousands)	Estimated
Property Classifications	Useful Lives	2022	2021
Distribution facilities	10 to 54 years	$2,797,936	$2,558,651
Transmission facilities	28 to 42 years	649,241	643,942
Storage facilities	35 to 86 years	85,449	79,892
Solar property	20 to 35 years	710,224	675,376
Storage and transportation property	5 to 50 years	850,186	433,678
All other property	5 to 40 years	60,914	57,968
Construction work in progress		361,766	547,542
Total property, plant and equipment		5,515,716	4,997,049
Accumulated depreciation and amortization		(865,790)	(783,536)
Property, plant and equipment, net		$4,649,926	$4,213,513

Within storage and transportation property, base gas is required to maintain the necessary pressure and to allow for efficient operation of the Leaf River storage facility. The base gas is determined to be recoverable and is considered part of the facility and thus presented as a component in property, plant and equipment. This natural gas is not depreciated, as it is expected to be recovered and sold. As of September 30, 2022 and 2021, the base gas had a cost basis of $15.1 million and $7.9 million, respectively.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Capitalized and deferred interest include the following for the fiscal years ended September 30:

($ in thousands)	2022		2021		2020
AFUDC:	NJNG	Adelphia Gateway	NJNG	Adelphia Gateway	NJNG	Adelphia Gateway
Debt	$1,648	$4,019	$5,648	$2,101	$5,134	$1,394
Equity	4,169	7,074	16,605	3,698	14,599	2,454
Total	$5,817	$11,093	$22,253	$5,799	$19,733	$3,848
Weighted average interest rate	4.91%	8.28%	5.97%	8.28%	6.79%	8.28%

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RAC and USF expenditures. The SBC interest rate changes each September based on the August 31 seven-year constant maturity treasury rate plus 60 basis points. The rate was 3.85 percent, 1.68 percent and 1.97 percent for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. Accordingly, other income included $857,000, $346,000 and $511,000 in the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

Clean Energy Ventures capitalizes interest on the allocation of the costs of debt borrowed for the financing of solar investments. Capitalized amounts are included in nonutility plant and equipment on the Consolidated Balance Sheets. Corresponding amounts are recognized in interest expense on the Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and temporary investments with maturities of three months or less, and excludes restricted cash related to escrow balances for utility plant projects at NJNG, which are recorded in other noncurrent assets on the Consolidated Balance Sheets.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total amounts in the Consolidated Statements of Cash Flows, as of September 30:

(Thousands)	2022	2021	2020
Balance Sheet
Cash and cash equivalents	$1,107	$4,749	$117,012
Restricted cash in other noncurrent assets	$345	$1,294	$2,411
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$1,452	$6,043	$119,423

Allowance for Doubtful Accounts

The Company segregates financial assets, primarily trade receivables and unbilled revenues due in one year or less, into portfolio segments based on shared risk characteristics, such as geographical location and regulatory environment, for evaluation of expected credit losses. Historical and current information, such as average write-offs, are applied to each portfolio segment to estimate the allowance for losses on uncollectible receivables. Additionally, the allowance for losses on uncollectible receivables is adjusted for reasonable and supportable forecasts of future economic conditions, which can include changing weather, commodity prices, regulations and macroeconomic factors, such as unemployment rates among others, including the estimated impact of the ongoing pandemic on the outstanding balances.

During fiscal 2022, the Company deferred a portion of costs incurred related to bad debt for NJNG associated with customer accounts receivable as a regulatory asset resulting from the impacts of the ongoing COVID-19 pandemic. See Note 4. Regulation for additional information.

Loans Receivable

NJNG currently provides loans, with terms ranging from 2 to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Consolidated Balance Sheets. The Company has $14.5 million and $14.2 million recorded in other current assets and $34.7 million and $32.3 million in other noncurrent assets as of September 30, 2022 and 2021, respectively, on the Consolidated Balance Sheets, related to the loans. The Company regularly evaluates the credit quality and collection profile of its customers. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of September 30, 2022 and 2021, the Company has not recorded any impairments for SAVEGREEN loans.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Regulatory Assets & Liabilities

Under cost-based regulation, regulated utility enterprises generally are permitted to recover their operating expenses and earn a reasonable rate of return on their utility investment.

Natural Gas Distribution maintains its accounts in accordance with the FERC Uniform System of Accounts as prescribed by the BPU and in accordance with ASC 980, Regulated Operations. As a result of the impact of the ratemaking process and regulatory actions of the BPU, NJNG is required to recognize the economic effects of rate regulation. Accordingly, NJNG capitalizes or defers certain costs that are expected to be recovered from its customers as regulatory assets and recognizes certain obligations representing probable future expenditures as regulatory liabilities on the Consolidated Balance Sheets. See Note 4. Regulation for a more detailed description of NJNG’s regulatory assets and liabilities.

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

Natural Gas in Storage

Natural gas in storage is reflected at average cost on the Consolidated Balance Sheets and represents natural gas and LNG that will be utilized in the ordinary course of business. The following table summarizes natural gas in storage, at average cost by company, as of September 30:

	2022		2021
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
Natural Gas Distribution	$191,175	29.0	$115,824	27.6
Energy Services	82,469	10.8	77,782	18.8
Total	$273,644	39.8	$193,606	46.4

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
During fiscal 2020, the Company entered into treasury lock transactions to fix the benchmark treasury rate associated with debt issuances for NJNG and NJR that occurred during the fiscal year. Settlement of the NJNG treasury locks resulted in a loss, which was recorded as a component of regulatory assets on the Consolidated Balance Sheets and will be amortized in earnings over the term of the debt as a component of interest expense on the Consolidated Statements of Operations. NJR designated its treasury lock contracts as cash flow hedges; therefore, changes in fair value of the effective portion of the hedges were recorded in OCI. Settlement of the treasury locks resulted in a loss, which was recorded within OCI and is amortized into earnings over the term of the associated debt as a component of interest expense on the Consolidated Statements of Operations. As of September 30, 2022 and 2021, amounts recognized in interest expense related to the amortization of the loss on treasury lock transactions totaled $219,000 and $223,000, respectively, for NJNG, and $1.1 million and $1.0 million, respectively, for NJR.

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

The following table presents the software costs included in the Consolidated Financial Statements, as of September 30:

(Thousands)	2022	2021
Balance Sheets
Utility plant, at cost	$40,437	$16,543
Construction work in progress	$14,381	$7,801
Nonutility plant and equipment, at cost	$344	$338
Construction work in progress	$—	$8
Accumulated depreciation and amortization, utility plant	$(3,361)	$(1,333)
Accumulated depreciation and amortization, nonutility plant and equipment	$(25)	$(29)
Software costs	$6,120	$5,582
Statements of Operations
Operation and maintenance (1)	$11,141	$9,141
Depreciation and amortization	$2,024	$1,078
(1)During fiscal 2022 and 2021, $452,000 and 447,000, respectively, was amortized from software costs into O&M.

Intangible Assets

Finite-lived intangible assets are stated at cost less accumulated amortization. The Company amortizes intangible assets based upon the pattern in which the economic benefits are consumed over the life of the asset unless a pattern cannot be reliably determined, in which case the Company uses a straight-line amortization method. As of September 30, 2022, intangible assets consist primarily of acquired wholesale natural gas energy contracts totaling $2.3 million. The wholesale natural gas contracts are being amortized based upon expected cash flows over the respective terms of the agreements.

The estimated future amortization expense as of September 30, is as follows:

(Thousands)
2023	$2,271
2024	$77
2025	$—
2026	$—
2027	$—

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Long-lived Assets

The Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as significant adverse changes in regulation, business climate or market conditions, including prolonged periods of adverse commodity and capacity prices. If there are changes indicating that the carrying value of such assets may not be recoverable, an undiscounted cash flows test is performed. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value. Factors that the Company analyzes in determining whether an impairment in its long-lived assets exists include: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent in which a long-lived asset is being used in its physical condition; legal proceedings or other contributing factors; significant business climate changes; accumulations of costs in significant excess of the amounts expected; a current-period operating or cash flow loss combined with a history of such events; and current expectations that more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. During fiscal 2022 and 2021, there were no events or circumstances that indicated that the carrying value of long-lived assets or finite-lived intangibles was not recoverable.

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

Sale Leasebacks

NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to renew the lease or repurchase the asset at the end of the term. Proceeds from sale leaseback transactions are accounted for as financing arrangements and are included in long-term debt on the Consolidated Balance Sheets. During fiscal 2022 and 2020, NJNG received $17.3 million and $4.0 million, respectively, in connection with the sale leaseback of its natural gas meters with terms ranging from seven to 11 years. There were no natural gas meter sale leasebacks recorded during fiscal 2021.

In addition, for certain of its commercial solar energy projects, the Company enters into lease agreements that provide for the sale of commercial solar energy assets to third parties and the concurrent leaseback of the assets. For sale leaseback transactions where the Company has concluded that the arrangement does not qualify as a sale as the Company retains control of the underlying assets, the Company uses the financing method to account for the transaction. Under the financing method, the Company recognizes the proceeds received from the buyer-lessor that constitute a payment to acquire the solar energy asset as a financing arrangement, which is recorded as a component of debt on the Consolidated Balance Sheets.

During fiscal 2022, 2021, and 2020, Clean Energy Ventures received proceeds of $24.1 million, $17.7 million and $42.9 million, respectively, in connection with sale leasebacks of commercial solar assets. The proceeds received were recognized as a financing obligation on the Consolidated Balance Sheets. Clean Energy Ventures simultaneously entered into agreements to lease the assets back over a term of five to 15 years. The Company continues to operate the solar assets and is responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer; however, the payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax attributes. Accordingly, Clean Energy Ventures recognizes the equivalent value of the tax attributes in other income on the Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease.

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

Pension and Postemployment Plans

The Company has two noncontributory defined pension plans covering eligible employees, including officers. Benefits are based on each employee’s years of service and compensation. The Company’s funding policy is to contribute annually to these plans at least the minimum amount required under the Employee Retirement Income Security Act, as amended, and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed-income securities and short-term investments. The Company did not make any discretionary contributions to the pension plans during fiscal 2022 and 2021.

The Company also provides two primarily noncontributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. The Company contributed $6.1 million and $7.2 million in aggregate to these plans during fiscal 2022 and 2021, respectively, which is recorded in postemployment employee benefit liability on the Consolidated Balance Sheets. See Note 11. Employee Benefit Plans for a more detailed description of the Company’s pension and postemployment plans.

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

ARO are initially recognized when the legal obligation to retire an asset has been incurred and a reasonable estimate of fair value can be made. The discounted fair value is recognized as an ARO liability with a corresponding amount capitalized as part of the carrying cost of the underlying asset. The obligation is subsequently accreted to the future value of the expected retirement cost, and the corresponding asset retirement cost is depreciated over the life of the related asset. Accretion expense associated with Clean Energy Ventures’ ARO is recognized as a component of operations and maintenance expense on the Consolidated Statements of Operations. Accretion amounts associated with NJNG’s ARO are recognized as part of its depreciation expense, and the corresponding regulatory asset and liability will be shown gross on the Consolidated Balance Sheets.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Accumulated Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income, net of related tax effects, as of September 30:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance at September 30, 2020	$(10,397)	$(33,918)		$(44,315)
Other comprehensive income, net of tax
Other comprehensive income, before reclassifications, net of tax of $0, $(1,618) and $(1,618), respectively	—	5,494		5,494
Amounts reclassified from accumulated other comprehensive income, net of tax of $(350), $(957) and $(1,307), respectively	1,021	3,272	(1)	4,293
Net current-period other comprehensive income, net of tax of $(350), $(2,575) and $(2,925), respectively	1,021	8,766		9,787
Balance at September 30, 2021	$(9,376)	$(25,152)		$(34,528)
Other comprehensive income, net of tax
Other comprehensive income, before reclassifications, net of tax of $0, $(7,727) and $(7,727), respectively	—	25,580		25,580
Amounts reclassified from accumulated other comprehensive income, net of tax of $(317), $(930) and $(1,247), respectively	1,054	3,068	(1)	4,122
Net current-period other comprehensive income, net of tax of $(317), $(8,657) and $(8,974), respectively	1,054	28,648		29,702
Balance at September 30, 2022	$(8,322)	$3,496		$(4,826)
(1)Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Consolidated Statements of Operations. For more details, see Note 11. Employee Benefit Plans.

Foreign Currency Transactions

The market area of Energy Services includes Canadian delivery points and, as a result, Energy Services incurs certain natural gas commodity costs and demand fees denominated in Canadian dollars. Gains or losses that occur as a result of these foreign currency transactions are reported as a component of natural gas purchases on the Consolidated Statements of Operations. Gains and losses recognized for the fiscal years ended September 30, 2022, 2021 and 2020, are considered immaterial.

Recently Adopted Updates to the Accounting Standards Codification

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, an amendment to ASC 740, Income Taxes, which simplifies the accounting for income taxes and changes the accounting for certain income tax transactions, among other minor improvements. The Company adopted this guidance on October 1, 2021, and applied it on a prospective basis. The amendments in this update were either not applicable, currently applied, or did not have a material impact on the Company’s financial position, results of operations, cash flows or disclosures upon adoption.

Investments - Equity Securities, Investments - Equity Method and Joint Ventures and Derivatives and Hedging

In January 2020, the FASB issued ASU No. 2020-01, an amendment to ASC 321, Investments - Equity Securities, ASC 323, Investments - Equity Method and Joint Ventures, and ASC 815, Derivatives and Hedging, which clarifies the interactions between the three ASU topics. The update requires an entity to evaluate observable transactions that necessitate applying or discontinuing the equity method of accounting when applying the measurement alternative in Topic 321. This evaluation occurs prior to applying or upon ceasing the equity method. The update also states that when applying paragraph 815-10-15-141(a) for forward contracts and purchased options, an entity is not required to assess whether the underlying securities will be accounted for under the equity method in accordance with Topic 323 or fair value method under Topic 825 upon settlement or exercise. The Company adopted this guidance on October 1, 2021, and applied it on a prospective basis. There was no material impact on the Company’s financial position, results of operations, cash flows or disclosures upon adoption.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Other

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which clarifies application of various provisions in the ASC by amending and adding new headings, cross-referencing to other guidance, and refining or correcting terminology. It also improves the consistency by amending the ASC to include all disclosure guidance in the appropriate section. The Company adopted this guidance on October 1, 2021, and applied it on a prospective basis. There was no material impact on the Company’s financial position, results of operations, cash flows or disclosures upon adoption.

Other Recent Updates to the Accounting Standards Codification

Debt and Other

In August 2020, the FASB issued ASU No. 2020-06, an amendment to ASC 470, Debt, and ASC 815, Derivatives and Hedging, which changes the accounting for convertible instruments by reducing the number of acceptable accounting models to three models including, the embedded derivative, substantial premium, and traditional no-proceeds-allocated models. The guidance is effective for the Company beginning October 1, 2022, and the Company can elect to apply it on either a modified or a full retrospective basis. The Company does not currently have convertible debt instruments and thus does not expect the amendments to have an impact on its financial position, results of operations, cash flows and disclosures upon adoption.

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

Leases

In July 2021, the FASB issued ASU No. 2021-05, an amendment to ASC 842, Leases, which requires a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if another classification, including sales-type or direct financing, would trigger a loss at the lease commencement date. The guidance is effective for the Company beginning October 1, 2022, and the Company has elected to apply it on a prospective basis. The Company expects the amendments to have an immaterial impact on its financial position, results of operations, cash flows and disclosures upon adoption.

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08, an amendment to ASC 805, Business Combinations, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The guidance is effective for the Company beginning October 1, 2023, and will be applied on a prospective basis to new acquisitions following the date of adoption. The Company is currently evaluating the amendments to understand the impact on its financial position, results of operations, cash flows and disclosures upon adoption.

Derivatives and Hedging

In March 2022, the FASB issued ASU No. 2022-01, an amendment to ASC 815, Derivatives and Hedging, which addresses fair value hedge accounting of interest rate risk for portfolios of financial assets. This update further clarifies guidance previously released in ASU 2017-12 which established the “last-of-layer” method and this update renames that method as the “portfolio layer” method. The guidance is effective for the Company beginning October 1, 2023, and the transition method can be on a prospective basis for a multiple-layer hedging strategy or a modified retrospective basis for a portfolio layer method. The Company does not currently apply hedge accounting to any of its risk management activities and thus does not expect the amendment to have an impact on its financial position, results of operations, cash flows and disclosures upon adoption.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Financial Instruments

In March 2022, the FASB issued ASU No. 2022-02, an amendment to ASC 326, Financial Instruments - Credit Losses, which eliminates the accounting guidance for creditors in troubled debt restructuring. It also aligns conflicting disclosure requirement guidance in ASC 326 by requiring disclosure of current-period gross write-offs by year of origination. The amendment also adds new disclosures for creditors with loan refinancing and restructuring for borrowers experiencing financial difficulty. The guidance is effective for the Company beginning October 1, 2023, and the Company can elect to apply it either on a modified retrospective or prospective basis. At this time, the Company has not experienced a troubled debt restructuring and thus does not expect the amendments to have an impact on its financial position, results of operations and cash flows upon adoption. The Company is currently evaluating the amendments to understand the impact on its disclosures upon adoption.

Fair Value Measurement

In June 2022, the FASB issued ASU No. 2022-03, an amendment to ASC 820, Fair Value Measurement. The amendment clarifies the fair value principles when measuring the fair value of an equity security subject to a contractual sale restriction. The guidance is effective for the Company on October 1, 2024, its first fiscal year beginning after December 15, 2023, and will be applied on a prospective basis, if applicable. At this time, the Company does not have equity securities subject to contractual sale restrictions, and therefore these amendments would only impact the Company if, in the future, it entered into such transactions.

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

Below is a listing of performance obligations that arise from contracts with customers, along with details on the satisfaction of each performance obligation, the significant payment terms and the nature of the goods and services being transferred, by reporting segment and other business operations:

Revenue Recognized Over Time:
Segment/ Operations	Performance Obligation	Description
Natural Gas Distribution	Natural gas utility sales
NJNG’s performance obligation is to provide natural gas to residential, commercial and industrial customers as demanded, based on regulated tariff rates, which are established by the BPU. Revenues from the sale of natural gas are recognized in the period that natural gas is delivered and consumed by customers, including an estimate for quantities consumed but not billed during the period. Payment is due each month for the previous month’s deliveries. Natural gas sales to individual customers are based on meter readings, which are performed on a systematic basis throughout the billing period. The unbilled revenue estimates are based on estimated customer usage by customer type, weather effects and the most current tariff rates. NJNG is entitled to be compensated for performance completed until service is terminated.

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

Revenue is recognized as invoiced and the payment is due each month for the previous month’s services.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Revenue Recognized Over Time (continued):
Segment/ Operations	Performance Obligation	Description
Clean Energy Ventures	Residential solar electricity
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

Storage and Transportation	Natural gas services	The performance obligation of Storage and Transportation is to provide the customer with storage and transportation services. Storage and Transportation generates revenues from firm storage contracts and transportation contracts, injection and withdrawal at the storage facility and the delivery of natural gas to customers. Revenue is recognized over time as customers receive the benefits of its service as it is performed on their behalf using an output method based on actual deliveries.

Demand fees are recognized as revenue over the term of the related agreement.
Home Services and Other	Service contracts
Home Services enters into service contracts with homeowners to provide maintenance and replacement services of applicable heating, cooling or ventilation equipment. NJR Retail enters into warranty contracts with homeowners for various appliances. All services provided relate to a distinct performance obligation, which is to provide services for the specific equipment over the term of the contract.

Revenue is recognized on a straight-line basis over the term of the contract and payment is due upon receipt of the invoice.

Revenue Recognized at a Point in Time:
Energy Services	Natural gas services
For a permanent release of pipeline capacity, the performance obligation of Energy Services is the release of the pipeline capacity associated with certain natural gas transportation contracts and the transfer of the underlying contractual rights to the counterparty.

Revenue is recognized upon the transfer of the underlying contractual rights.

Storage and Transportation	Natural gas services	The performance obligation of Storage and Transportation is to provide the customer with storage and transportation services. Storage and Transportation generates revenues from usage fees and hub services for the use of storage space, injection and withdrawal from the storage facility. Hub services include park and loan transactions and wheeling.

Usage fees and hub services revenues are recognized as services are performed.
Home Services and Other	Installations	Home Services installs appliances, including but not limited to furnaces, air conditioning units, boilers and generators, for customers. The distinct performance obligation is the installation of the contracted appliance, which is satisfied at the point in time the item is installed.

The transaction price for each installation differs accordingly. Revenue is recognized at a point in time upon completion of the installation, which is when the customer is billed.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during fiscal 2022, 2021 and 2020 are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures		Energy Services	Storage and Transportation	Home Services and Other	Total
2022
Natural gas utility sales (1)	$951,626	—		—	—	—	$951,626
Natural gas services	—	—		83,801	67,735	—	151,536
Service contracts	—	—		—	—	33,932	33,932
Installations and maintenance	—	—		—	—	22,250	22,250
Renewable energy certificates	—	5,487		—	—	—	5,487
Electricity sales	—	38,317		—	—	—	38,317
Eliminations (1)	(1,350)	—		—	(2,449)	(364)	(4,163)
Revenues from contracts with customers	950,276	43,804		83,801	65,286	55,818	1,198,985
Alternative revenue programs (3)	11,259	—		—	—	—	11,259
Derivative instruments	165,882	84,476	(4)	1,445,471	—	—	1,695,829
Eliminations (2)	—	—		(94)	—	—	(94)
Revenues out of scope	177,141	84,476		1,445,377	—	—	1,706,994
Total operating revenues	$1,127,417	128,280		1,529,178	65,286	55,818	$2,905,979
2021
Natural gas utility sales (1)	$694,635	—		—	—	—	$694,635
Natural gas services	—	—		26,933	51,020	—	77,953
Service contracts	—	—		—	—	33,250	33,250
Installations and maintenance	—	—		—	—	18,979	18,979
Renewable energy certificates	—	4,571		—	—	—	4,571
Electricity sales	—	25,270		—	—	—	25,270
Eliminations (2)	—	—		—	(1,768)	(785)	(2,553)
Revenues from contracts with customers	694,635	29,841		26,933	49,252	51,444	852,105
Alternative revenue programs (3)	(7,282)	—		—	—	—	(7,282)
Derivative instruments	44,443	65,434	(4)	1,201,487	—	—	1,311,364
Eliminations (2)	—	—		426	—	—	426
Revenues out of scope	37,161	65,434		1,201,913	—	—	1,304,508
Total operating revenues	$731,796	95,275		1,228,846	49,252	51,444	$2,156,613
2020
Natural gas utility sales	$695,858	—		—	—	—	695,858
Natural gas services	—	—		24,511	44,728	—	69,239
Service contracts	—	—		—	—	32,455	32,455
Installations and maintenance	—	—		—	—	18,562	18,562
Renewable energy certificates	—	1,384		—	—	—	1,384
Electricity sales	—	20,099		—	—	—	20,099
Eliminations (2)	—	—		—	(2,713)	(1,207)	(3,920)
Revenues from contracts with customers	695,858	21,483		24,511	42,015	49,810	833,677
Alternative revenue programs (3)	15,750	—		—	—	—	15,750
Derivative instruments	18,315	81,134	(4)	1,005,908	—	—	1,105,357
Eliminations (2)	—	—		(1,116)	—	—	(1,116)
Revenues out of scope	34,065	81,134		1,004,792	—	—	1,119,991
Total operating revenues	$729,923	102,617		1,029,303	42,015	49,810	1,953,668
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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the fiscal years ended September 30, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
2022
Residential	$586,678	12,579	—	—	55,629	$654,886
Commercial and industrial	265,970	31,225	83,801	65,286	189	446,471
Firm transportation	92,531	—	—	—	—	92,531
Interruptible and off-tariff	5,097	—	—	—	—	5,097
Revenues out of scope	177,141	84,476	1,445,377	—	—	1,706,994
Total operating revenues	$1,127,417	128,280	1,529,178	65,286	55,818	$2,905,979
2021
Residential	$487,018	11,319	—	—	50,689	$549,026
Commercial and industrial	124,519	18,522	26,933	49,252	755	219,981
Firm transportation	79,256	—	—	—	—	79,256
Interruptible and off-tariff	3,842	—	—	—	—	3,842
Revenues out of scope	37,161	65,434	1,201,913	—	—	1,304,508
Total operating revenues	$731,796	95,275	1,228,846	49,252	51,444	$2,156,613
2020
Residential	$490,233	10,233	—	—	48,867	$549,333
Commercial and industrial	129,946	11,250	24,511	42,015	943	208,665
Firm transportation	69,357	—	—	—	—	69,357
Interruptible and off-tariff	6,322	—	—	—	—	6,322
Revenues out of scope	34,065	81,134	1,004,792	—	—	1,119,991
Total operating revenues	$729,923	102,617	1,029,303	42,015	49,810	$1,953,668

Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Consolidated Balance Sheets are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of September 30, 2020	$134,173	$9,226	$25,934
Increase	78,665	1,125	6,652
Balance as of September 30, 2021	212,838	10,351	32,586
Increase	9,459	3,418	660
Balance as of September 30, 2022	$222,297	$13,769	$33,246

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Consolidated Balance Sheets as of September 30:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
2022
Customer accounts receivable
Billed	$78,508	5,566	129,199	7,012	2,012	$222,297
Unbilled	10,814	2,955	—	—	—	13,769
Customers’ credit balances and deposits	(33,246)	—	—	—	—	(33,246)
Total	$56,076	8,521	129,199	7,012	2,012	$202,820
2021
Customer accounts receivable
Billed	$54,514	5,534	147,087	3,956	1,747	$212,838
Unbilled	8,427	1,924	—	—	—	10,351
Customers’ credit balances and deposits	(32,586)	—	—	—	—	(32,586)
Total	$30,355	7,458	147,087	3,956	1,747	$190,603
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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Regulatory assets and liabilities included on the Consolidated Balance Sheets for NJNG are comprised of the following, as of September 30:

(Thousands)	2022	2021
Regulatory assets-current
New Jersey Clean Energy Program	$15,697	$16,308
Conservation Incentive Program	23,099	11,839
Other current regulatory assets	1,290	1,554
Total current regulatory assets	$40,086	$29,701
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$66,149	$58,483
Liability for future expenditures	127,070	135,012
Deferred income taxes	40,520	39,694
SAVEGREEN	52,690	32,941
Postemployment and other benefit costs	56,021	117,194
Deferred storm damage costs	2,172	4,343
Cost of removal	104,850	99,238
Other noncurrent regulatory assets	45,828	32,695
Total noncurrent regulatory assets	$495,300	$519,600
Regulatory liability-current
Overrecovered natural gas costs	$17,807	$5,510
Derivatives at fair value, net	7,972	22,497
Total current regulatory liabilities	$25,779	$28,007
Regulatory liabilities-noncurrent
Tax Act impact (1)	$185,367	$190,386
Derivatives at fair value, net	116	1,166
Other noncurrent regulatory liabilities	151	336
Total noncurrent regulatory liabilities	$185,634	$191,888
(1)Reflects the re-measurement and subsequent amortization of NJNG’s net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act.

Regulatory assets and liabilities included on the Consolidated Balance Sheets for Adelphia Gateway are comprised of the following, as of September 30:

(Thousands)	2022	2021
Total current regulatory assets	$—	$417
Total noncurrent regulatory assets	$5,366	$2,499
Total current regulatory liabilities	5,311	—
Total noncurrent regulatory liabilities	$—	$1,163

The assets are comprised primarily of the tax benefit associated with the equity component of AFUDC and the liability consists primarily of scheduling penalties. Recovery of regulatory assets is subject to FERC approval.

New Jersey Clean Energy Program

The NJCEP is a statewide program that encourages energy efficiency and renewable energy. Funding amounts are determined by the BPU’s Office of Clean Energy and all New Jersey utilities are required to share in the annual funding obligation. The current NJCEP program is for the State of New Jersey’s fiscal year ending June 2023. NJNG recovers the costs associated with its portion of the NJCEP obligation through its NJCEP rider, with interest.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Other Regulatory Assets

Other regulatory assets consist primarily of deferred costs associated with certain components of NJNG’s SBC, as discussed further in the regulatory proceedings section, and NJNG’s compliance with federal and state-mandated PIM provisions. NJNG’s related costs to maintain the operational integrity of its distribution and transmission main are recoverable, without interest, subject to BPU review and approval. As of September 30, 2022, NJNG recorded $635,000 of PIM in other regulatory assets, which is being recovered through base rates over a seven-year amortization period effective October 2016.

Overrecovered Natural Gas Costs

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
The following is a description of certain regulatory proceedings during fiscal 2021 and 2022:

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

BGSS and CIP

BGSS rates are normally revised on an annual basis. In addition, to manage the fluctuations in wholesale natural gas costs, NJNG has the ability to make two interim filings during each fiscal year to increase residential and small commercial customer BGSS rates on a self-implementing and provisional basis. NJNG is also permitted to refund or credit back a portion of the commodity costs to customers at any time given five days’ notice when the natural gas commodity costs decrease in comparison to amounts projected or to amounts previously collected from customers. Concurrent with the annual BGSS filing, NJNG files for an annual review of its CIP. NJNG’s annual BGSS and CIP filings are summarized as follows:

•In November 2020, NJNG notified the BPU of its intent to provide BGSS bill credits to residential and small commercial sales customers effective December 1, 2020 to December 31, 2020. In December 2020, NJNG notified the BPU of the extension of the BGSS bill credits through January 2021. The actual bill credits given to customers totaled $20.6 million, $19.3 million net of tax.

•2021 BGSS/CIP filing — In May 2021, NJNG submitted to the BPU the annual petition to modify its BGSS, balancing charge and CIP rates. On November 17, 2021, the BPU approved a $2.9 million increase to the annual revenues credited to BGSS and a $13.0 million annual increase related to its balancing charge, as well as changes to CIP rates, which will result in a $6.3 million decrease to the annual recovery, effective December 1, 2021.

•On November 17, 2021, the BPU approved, on a preliminary basis, NJNG’s annual petition to modify its BGSS, balancing charge and CIP rates for residential and small commercial customers. The rate changes resulted in a $2.9 million increase to the annual revenues credited to BGSS and a $13.0 million annual increase related to its balancing charge, as well as changes to CIP rates, which resulted in a $6.3 million annual recovery decrease, effective December 1, 2021, and was approved on a final basis on May 4, 2022.

•On November 19, 2021, NJNG submitted notification of its intent to self-implement an increase to its BGSS rate which results in an approximate $24.2 million increase to annual revenues credited to BGSS, effective December 1, 2021.

•2022 BGSS/CIP filing — On June 1, 2022, NJNG submitted its annual petition to modify its BGSS, balancing charge and CIP rates for residential and small commercial customers. On September 7, 2022, the BPU approved, on a preliminary basis, an $81.9 million increase to the annual revenues credited to BGSS and a $9.0 million annual increase related to its balancing charge, as well as a $10.2 million increase to CIP rates, effective October 1, 2022.

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

Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives, which are designed to encourage the installation of high efficiency heating and cooling equipment and other upgrades to promote energy efficiency to its residential and commercial customers while stimulating state and local economies through the creation of jobs. Depending on the specific initiative or approval, NJNG recovers costs associated with the programs over a three- to 10-year period through a tariff rider mechanism. In March 2021, the BPU approved a three-year SAVEGREEN program that included $126.1 million of direct investment, $109.4 million in financing options and $23.4 million in operation and maintenance expenses, which resulted in a $15.6 million annual recovery increase, effective July 1, 2021.

SAVEGREEN investments and costs are filed with the BPU on an annual basis. NJNG’s annual EE filings are summarized as follows:

•2020 EE filing — In May 2020, NJNG filed a petition with the BPU to minimally decrease its EE recovery rate. Throughout the course of the proceeding, the Company updated the filing for additional actual information. Based on the updated information, the BPU approved the request to maintain its existing rate, which results in an annual recovery of approximately $11.4 million, effective November 1, 2020.

•2021 EE filing — In June 2021, NJNG submitted its annual cost recovery filing for the SAVEGREEN programs established from 2010 through 2018. On January 26, 2022, the BPU approved the stipulation to resolve the current EE annual cost recovery filing, which increases annual recoveries by $2.2 million, effective February 1, 2022.

•2022 EE filing — On June 1, 2022, NJNG submitted its annual cost recovery filing for the SAVEGREEN programs established from 2010 through the present. On September 28, 2022, the BPU approved the filing, which decreases annual recoveries by $3.5 million, effective October 1, 2022.

Societal Benefits Charge

The SBC is comprised of three primary riders that allow NJNG to recover costs associated with USF, which is a permanent statewide program for all natural gas and electric utilities for the benefit of income-eligible customers, MGP remediation and the NJCEP. NJNG has submitted the following filings to the BPU, which include a report of program expenditures incurred each program year:

•2020 SBC filing — In April 2021, the BPU approved a stipulation resolving NJNG’s annual SBC application requesting to recover remediation expenses, including an increase in the RAC of approximately $1.3 million annually and an increase to the NJCEP factor, which resulted in an annual increase of approximately $6.0 million, effective May 1, 2021.

•2021 USF filing — In June 2021, NJNG filed its annual USF compliance filing proposing an annual increase to the statewide USF rate of approximately $4.9 million. In September 2021, the BPU approved the increase, effective October 1, 2021.

•2021 SBC filing — On March 23, 2022, the BPU approved NJNG's annual filing to increase the RAC by $600,000 and decrease the NJCEP by $2.9 million, effective April 1, 2022.

•2022 USF filing — On June 27, 2022, NJNG filed its annual USF compliance filing proposing a decrease to the statewide USF rate. On August 25, 2022, an additional update was submitted on behalf of all NJ utilities with actual information through July 31, 2022. On September 28, 2022, the BPU approved a decrease based on the August update, which resulted in an annual decrease of approximately $1.6 million, effective October 1, 2022.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
•2022 SBC filing — On September 13, 2022, NJNG submitted its annual SBC filing to the BPU requesting approval of RAC expenditures through June 30, 2022, as well as an increase to the RAC annual recoveries of $3.8 million and an increase to the NJCEP annual recoveries of $2.2 million, with a proposed effective date of April 1, 2023.

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

SAFE/NJ RISE

The SAFE program replaced portions of NJNG’s natural gas distribution unprotected steel, cast iron infrastructure and associated services to improve the safety and reliability of the natural gas distribution system. SAFE I was approved to invest up to $130.0 million, exclusive of AFUDC, over a four-year period. SAFE II was approved to invest up to $200.0 million, excluding AFUDC, over a five-year period. NJNG recovered approximately $157.5 million through annual rate filings, with the remainder recovered through subsequent rate cases. As a condition of approval of the program, NJNG was required to file a base rate case no later than November 2019 and satisfied this requirement with its March 29, 2019 base rate case filing.

NJ RISE consisted of six capital investment projects estimated to cost $102.5 million over a five-year period, excluding AFUDC, for natural gas distribution storm-hardening and mitigation projects, along with incremental depreciation expense. NJ RISE includes a weighted average cost of capital that ranges from 6.74 percent to 6.9 percent and a return on equity of 9.75 percent. Requests for recovery of future NJ RISE capital costs occurred in conjunction with SAFE II.

In March 2021, NJNG filed a petition with the BPU requesting the final base rate increase for the recovery associated with NJ RISE and SAFE II capital investments cost of approximately $3.4 million made through June 30, 2021. In June 2021, this filing was consolidated with the 2021 base rate case. In November 2021, the BPU issued an order for the consolidated matter which included approval for the final increase for the NJ RISE and SAFE II programs of $269,000. With this approval, the BPU filings with respect to NJ RISE and SAFE II are complete.

Infrastructure Investment Program

In February 2019, NJNG filed a petition with the BPU seeking authority to implement a five-year IIP. The IIP consists of two components, transmission and distribution investments and information technology replacement and enhancements. The total investment for the IIP is approximately $507.0 million. Upon approval from the BPU, investments will be recovered through annual filings to adjust base rates. In October 2020, the BPU approved the Company’s transmission and distribution component of the IIP for $150.0 million over five years, effective November 1, 2020. The recovery of information technology replacement and enhancements that was included in the original IIP filing will be included as part of base rate filings as projects are placed in service. On March 31, 2022, NJNG filed its first rate recovery request for its BPU-approved IIP with capital expenditures estimated through June 30, 2022, including AFUDC. On July 13, 2022, NJNG filed its update with actual capital expenditures of $28.9 million through June 30, 2022. On September 7, 2022, the BPU approved the rate increase resulting in a $3.2 million revenue increase, effective October 1, 2022.

Other Filings

In July 2020, the BPU issued an order which authorized New Jersey utilities to create a regulatory asset by deferring incremental COVID-19 related costs and required a related quarterly report be filed for the COVID-19-related costs and savings incurred. Utilities were to file a petition by the later of December 31, 2021, or within 60 days of the close of the regulatory asset period, and rate recovery can be addressed in the filing or the utility may request consideration be deferred to a future rate case. Any potential rate recovery, and the appropriate period of recovery, would be addressed through that filing, or may have requested a deferral of rate recovery for a future base rate case. In September 2021, the BPU extended the filing date to December 31, 2022, or within 60 days of the close of the regulatory asset period.

On August 17, 2022, the BPU approved NJNG’s petition seeking authority to issue up to $500 million in Medium Term Notes over a 3-year period.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
5. DERIVATIVE INSTRUMENTS

The Company is subject primarily to commodity price risk due to fluctuations in the market price of natural gas, SRECs and electricity. To manage this risk, the Company enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments to purchase and sell natural gas, SRECs and electricity. In addition, the Company is exposed to foreign currency and interest rate risk and may utilize foreign currency derivatives to hedge Canadian dollar-denominated natural gas purchases and/or sales and interest rate derivatives to reduce exposure to fluctuations in interest rates. All of these types of contracts are accounted for as derivatives, unless the Company elects NPNS, which is done on a contract-by-contract election. Accordingly, all of the financial and certain of the Company’s physical derivative instruments are recorded at fair value on the Consolidated Balance Sheets. For a more detailed discussion of the Company’s fair value measurement policies and level disclosures associated with the Company’s derivative instruments, see Note 6. Fair Value.

Energy Services

Energy Services chooses not to designate its financial commodity and physical forward commodity derivatives as accounting hedges or to elect NPNS. The changes in the fair value of these derivatives are recorded as a component of natural gas purchases or operating revenues, as appropriate for Energy Services, on the Consolidated Statements of Operations as unrealized gains or losses. For Energy Services at settlement, realized gains and losses on all financial derivative instruments are recognized as a component of natural gas purchases, and realized gains and losses on all physical derivatives follow the presentation of the related unrealized gains and losses as a component of either natural gas purchases or operating revenues.

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

As a result of Energy Services entering into transactions to borrow natural gas, commonly referred to as “park and loans,” an embedded derivative is recognized relating to differences between the fair value of the amount borrowed and the fair value of the amount that will ultimately be repaid, based on changes in the forward price for natural gas prices at the borrowed location over the contract term. This embedded derivative is accounted for as a forward sale in the month in which the repayment of the borrowed natural gas is expected to occur and is considered a derivative transaction that is recorded at fair value on the Consolidated Balance Sheets, with changes in value recognized in current-period earnings.

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

Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative assets and liabilities recognized on the Consolidated Balance Sheets as of September 30:

		Derivatives at Fair Value
		2022		2021
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$252	$11	$36	$16
Financial commodity contracts	Derivatives - current	85	6,281	2,046	13
Energy Services:
Physical commodity contracts	Derivatives - current	9,857	17,051	2,818	24,592
	Derivatives - noncurrent	376	13,561	333	13,237
Financial commodity contracts	Derivatives - current	14,423	26,488	30,226	62,521
	Derivatives - noncurrent	6,009	630	3,068	260
Foreign currency contracts	Derivatives - current	18	17	125	3
	Derivatives - noncurrent	—	—	2	—
Total fair value of derivatives		$31,020	$64,039	$38,654	$100,642

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

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of September 30, 2022:
Derivative assets:
Energy Services
Physical commodity contracts	$10,233	$(404)	$(200)	$9,629
Financial commodity contracts	20,432	(12,198)	—	8,234
Foreign currency contracts	18	(17)	—	1
Total Energy Services	$30,683	$(12,619)	$(200)	$17,864
Natural Gas Distribution
Physical commodity contracts	$252	$—	$—	$252
Financial commodity contracts	85	(85)	—	—
Total Natural Gas Distribution	$337	$(85)	$—	$252
Derivative liabilities:
Energy Services
Physical commodity contracts	$30,612	$(404)	$—	$30,208
Financial commodity contracts	27,118	(12,198)	—	14,920
Foreign currency contracts	17	(17)		—
Total Energy Services	$57,747	$(12,619)	$—	$45,128
Natural Gas Distribution
Physical commodity contracts	$11	$—	$—	$11
Financial commodity contracts	6,281	(85)	—	6,196
Total Natural Gas Distribution	$6,292	$(85)	$—	$6,207
As of September 30, 2021:
Derivative assets:
Energy Services
Physical commodity contracts	$3,151	$(894)	$(700)	$1,557
Financial commodity contracts	33,294	(33,294)	20,532	20,532
Foreign currency contracts	127	(3)	—	124
Total Energy Services	$36,572	$(34,191)	$19,832	$22,213
Natural Gas Distribution
Physical commodity contracts	$36	$(8)	$—	$28
Financial commodity contracts	2,046	(13)	—	2,033
Total Natural Gas Distribution	$2,082	$(21)	$—	$2,061
Derivative liabilities:
Energy Services
Physical commodity contracts	$37,829	$(894)	$—	$36,935
Financial commodity contracts	62,781	(33,294)	—	29,487
Foreign currency contracts	3	(3)	—	—
Total Energy Services	$100,613	$(34,191)	$—	$66,422
Natural Gas Distribution
Physical commodity contracts	$16	$(8)	$—	$8
Financial commodity contracts	13	(13)	—	—
Total Natural Gas Distribution	$29	$(21)	$—	$8
(1)Derivative assets and liabilities are presented on a gross basis on the balance sheets as the Company does not elect balance sheet offsetting under ASC 210-20.
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

The following table presents the effect of derivative instruments recognized on the Consolidated Statements of Operations as of September 30:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated as hedging instruments:		2022	2021	2020
Energy Services:
Physical commodity contracts	Operating revenues	$(8,569)	$30,011	$1,163
Physical commodity contracts	Natural gas purchases	3,580	1,052	(3,366)
Financial commodity contracts	Natural gas purchases	14,403	(43,997)	58,949
Foreign currency contracts	Natural gas purchases	(14)	238	(41)
Total unrealized and realized gains (losses)		$9,400	$(12,696)	$56,705

NJNG’s derivative contracts are part of the Company’s risk management activities that relate to its natural gas purchases and BGSS incentive programs. At settlement, the resulting gains and/or losses are payable to or recoverable from utility customers and are deferred in regulatory assets or liabilities resulting in no impact to earnings.

The following table reflects the gains and/or (losses) associated with NJNG’s derivative instruments as of September 30:

(Thousands)	2022	2021	2020
Natural Gas Distribution:
Physical commodity contracts	$7,116	$2,174	$2,077
Financial commodity contracts	32,868	32,725	(3,903)
Total unrealized and realized gains (losses)	$39,984	$34,899	$(1,826)

During fiscal 2020, NJR entered into treasury lock transactions to fix the benchmark treasury rate associated with debt issuances that were finalized in 2020. NJR designates its treasury lock contracts as cash flow hedges; therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to interest expense on the Consolidated Statements of Operations ratable over the term of the associated debt. Pre-tax losses of $1.4 million were reclassified during both fiscal 2022 and 2021.

The following table reflects the effect of derivative instruments designated as cash flow hedges in OCI as of September 30:

(Thousands)	Amount of pre-tax gain (loss) recognized in OCI on derivatives		Location of gain (loss) reclassified from OCI into income	Amount of pre-tax gain (loss) reclassified from OCI into income
Derivatives in cash flow hedging relationships:	2022	2021		2022	2021
Interest rate contracts	$—	$—	Interest expense	$(1,371)	$(1,371)

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
NJNG and Energy Services had the following outstanding long (short) derivatives as of September 30:

		Volume (Bcf)
	Transaction Type	2022	2021
Natural Gas Distribution	Futures	30.5	22.2
	Physical Commodity	6.8	7.6
Energy Services	Futures	(0.7)	(13.4)
	Swaps	—	(0.3)
	Physical Commodity	2.7	0.6
Not included in the above table are Energy Services’ net notional amount of foreign currency transactions of approximately $(1,000) and $(123,000) and 1.2 million and 1.4 million SRECs that were open as of September 30, 2022 and 2021, respectively.
Broker Margin

Futures exchanges have contract-specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin and variation margin that fluctuates based on the daily marked-to-market relative to maintenance margin requirements. The Company maintains separate broker margin accounts for Natural Gas Distribution and Energy Services. The balances as of September 30, by reporting segment, are as follows:

(Thousands)	Balance Sheet Location	2022	2021
Natural Gas Distribution	Restricted broker margin accounts - current assets	$26,138	$2,790
Energy Services	Restricted broker margin accounts - current assets	$68,123	$70,050

Wholesale Credit Risk

NJNG, Energy Services, Clean Energy Ventures and Storage and Transportation are exposed to credit risk as a result of their sales/wholesale marketing activities. As a result of the inherent volatility in the prices of natural gas commodities, derivatives and SRECs, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty fails to perform the obligations under its contract, then the Company could sustain a loss.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of September 30, 2022. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$182,138
Noninvestment grade	30,105
Internally-rated investment grade	17,113
Internally-rated noninvestment grade	45,591
Total	$274,947

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company’s credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. There was approximately $161,000 of derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required as of September 30, 2022. These amounts differ from the respective net derivative liabilities reflected on the Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

6. FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and cash equivalents, accounts receivable, current loan receivables, accounts payable, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. Non-current loans receivable are recorded based on what the Company expects to receive, which approximates fair value, in other noncurrent assets on the Consolidated Balance Sheets. The Company regularly evaluates the credit quality and collection profile of its customers to approximate fair value.

As of September 30, the estimated fair value of long-term debt, including current maturities, excluding finance leases, debt issuance costs and solar asset financing obligations, is as follows (1):

(Thousands)	2022	2021
NJNG (2) (3)
Carrying value	$1,292,845	$1,092,845
Fair market value	$979,388	$1,188,261
NJR (4)
Carrying value	$1,070,000	$1,010,000
Fair market value	$966,968	$1,100,283
(1)See Note 9. Debt for a reconciliation to long-term and short-term debt.
(2)Excludes finance leases of $30.3 million and $20.1 million as of September 30, 2022 and September 30, 2021, respectively.
(3)Excludes NJNG’'s debt issuance costs of $9.5 million and $9.1 million as of September 30, 2022 and September 30, 2021, respectively.
(4)Excludes NJR’s debt issuance costs of $3.8 million and $3.3 million as of September 30, 2022 and September 30, 2021, respectively.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Clean Energy Ventures enters into transactions to sell certain commercial solar assets and lease the assets back for a term specified in the lease. These transactions are considered financing obligations for accounting purposes and are recorded within long-term debt on the Consolidated Balance Sheets. The estimated fair value of solar asset financing obligations as of September 30, 2022 and 2021 was $124.1 million and $132.5 million, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company’s credit rating. As of September 30, 2022, the Company discloses its debt within Level 2 of the fair value hierarchy.

Fair Value Hierarchy

The Company applies fair value measurement guidance to its financial assets and liabilities, as appropriate, which include financial derivatives and physical commodity contracts qualifying as derivatives, investments in equity securities and other financial assets and liabilities. In addition, authoritative accounting literature prescribes the use of a fair value hierarchy that prioritizes the inputs-to-valuation techniques used to measure fair value based on the source of the data used to develop the price inputs.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to inputs that are based on unobservable market data and includes the following:

Level 1Unadjusted quoted prices for identical assets or liabilities in active markets. The Company’s Level 1 assets and liabilities include exchange-traded natural gas futures and options contracts, listed equities and money market funds. Exchange-traded futures and options contracts include all energy contracts traded on the NYMEX, CME and ICE that the Company refers to internally as basis swaps, fixed swaps, futures and financial options that are cleared through an FCM.

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

Financial derivative portfolios of NJNG and Energy Services consist mainly of futures, options and swaps. The Company primarily uses the market approach, and its policy is to use actively quoted market prices when available. The principal market for its derivative transactions is the natural gas wholesale market; therefore, the primary sources for its price inputs are CME, NYMEX and ICE. Energy Services uses Platts and Natural Gas Exchange for Canadian delivery points. However, Energy Services also engages in transactions that result in transporting natural gas to delivery points for which there is no actively quoted market price. In most instances, the transportation cost to the final delivery location is not significant to the overall valuation. If required, Energy Services’ policy is to use the best information available to determine fair value based on internal pricing models, which would include estimates extrapolated from broker quotes or other pricing services.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2022:
Assets
Physical commodity contracts	$—	$10,485	$—	$10,485
Financial commodity contracts	20,517	—	—	20,517
Financial commodity contracts - foreign exchange	—	18	—	18
Money market funds	59	—	—	59
Other	1,884	—	—	1,884
Total assets at fair value	$22,460	$10,503	$—	$32,963
Liabilities
Physical commodity contracts	$—	$30,623	$—	$30,623
Financial commodity contracts	33,231	168	—	33,399
Financial commodity contracts - foreign exchange	—	17	—	17
Total liabilities at fair value	$33,231	$30,808	$—	$64,039
As of September 30, 2021:
Assets
Physical commodity contracts	$—	$3,187	$—	$3,187
Financial commodity contracts	35,340	—	—	35,340
Financial commodity contracts - foreign exchange	—	127	—	127
Money market funds	41	—	—	41
Other	1,815	—	—	1,815
Total assets at fair value	$37,196	$3,314	$—	$40,510
Liabilities
Physical commodity contracts	$—	$37,845	$—	$37,845
Financial commodity contracts	62,188	606	—	62,794
Financial commodity contracts - foreign exchange	—	3	—	3
Total liabilities at fair value	$62,188	$38,454	$—	$100,642

7. INVESTMENTS IN EQUITY INVESTEES

As of September 30, the Company’s investments in equity method investees includes the following:

(Thousands)	2022	2021
Steckman Ridge (1)	$106,571	$109,050
PennEast	—	5,479
Total	$106,571	$114,529
(1)Includes loans with a total outstanding principal balance of $70.4 million for both fiscal 2022 and 2021, which accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

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

During the third quarter of fiscal 2021, the Company recognized an other-than-temporary impairment charge of $92.0 million, or approximately $74.5 million, net of income taxes, which represents the best estimate of the salvage value of the remaining assets of the project. Other-than-temporary impairments are recorded in equity in earnings (losses) of affiliates in the Consolidated Statements of Operations.

In September 2021, the PennEast partnership determined that this project is no longer supported, and all further development has ceased. On December 16, 2021, the FERC dismissed PennEast’s pending applications. The order vacates the certificate authorization for the PennEast pipeline project in light of PennEast’s response to FERC staff’s November 23, 2021 request for a status update, in which PennEast informed the FERC it is no longer developing the project.

During fiscal 2022, the PennEast board of managers approved cash distributions to members of the partnership following the sale of certain project-related assets and refunds of interconnection fees received from interstate pipelines. The return of capital received by the Company, which totaled $11.0 million, reduced the remaining carrying value of its equity method investment in PennEast to zero in the Consolidated Balance Sheet, with the excess recorded in equity in earnings (loss) of affiliates in the Consolidated Statements of Operations.

The following is the summarized financial information for Steckman Ridge and PennEast for fiscal years ended September 30:

(Thousands)	2022	2021	2020
Steckman Ridge
Operating revenues	$19,812	$21,847	$28,814
Gross profit	$11,349	$13,350	$20,537
Income from continuing operations	$8,686	$11,483	$16,926
Net income	$8,686	$11,483	$16,926
Net income attributable to NJR	$4,343	$5,741	$8,463
Current assets	$28,609	$14,786
Noncurrent assets	$198,052	$202,670
Current liabilities	$23,618	$9,738
Noncurrent liabilities	$140,810	$140,810
PennEast
Operating revenues	$—	$—	$—
Gross profit	$—	$—	$—
Income from continuing operations	$(3,778)	$(406,305)	$34,376
Net (loss) income	$(3,778)	$(406,305)	$34,376
Net (loss) income attributable to NJR	$(756)	$(81,261)	$6,875
Current assets	$1,801	$822
Noncurrent assets	$—	$44,998
Current liabilities	$82	$248
Noncurrent liabilities	$500	$500

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

8. EARNINGS PER SHARE

The following table presents the calculation of the Company’s basic and diluted earnings per share for the fiscal years ended September 30:

(Thousands, except per share amounts)	2022	2021	2020
Net income, as reported	$274,922	$117,890	$163,007
Basic earnings per share
Weighted average shares of common stock outstanding-basic	96,100	96,227	94,798
Basic earnings per common share	$2.86	$1.23	$1.72
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	96,100	96,227	94,798
Incremental shares (1)	388	333	305
Weighted average shares of common stock outstanding-diluted	96,488	96,560	95,103
Diluted earnings per common share (2)	$2.85	$1.22	$1.71
(1)Incremental shares consist primarily of unvested stock awards and performance units.
(2)There were anti-dilutive shares of 74,000 excluded from the calculation of diluted earnings per share related to the equity forward sale agreement for fiscal 2020. There were no anti-dilutive shares excluded from the calculation of diluted earnings per share for fiscal 2022 and 2021.

9. DEBT

NJNG and NJR finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Long-term Debt

The following table presents the long-term debt of the Company as of September 30:

(Thousands)			2022	2021
NJNG
First mortgage bonds:		Maturity date:
3.00%	Series OO	August 1, 2041	46,500	46,500
3.15%	Series PP	April 15, 2028	50,000	50,000
3.58%	Series QQ	March 13, 2024	70,000	70,000
4.61%	Series RR	March 13, 2044	55,000	55,000
2.82%	Series SS	April 15, 2025	50,000	50,000
3.66%	Series TT	April 15, 2045	100,000	100,000
3.63%	Series UU	June 21, 2046	125,000	125,000
4.01%	Series VV	May 11, 2048	125,000	125,000
3.50%	Series WW	April 1, 2042	10,300	10,300
3.38%	Series XX	April 1, 2038	10,500	10,500
2.45%	Series YY	April 1, 2059	15,000	15,000
3.76%	Series ZZ	July 17, 2049	100,000	100,000
3.86%	Series AAA	July 17, 2059	85,000	85,000
2.75%	Series BBB	August 1, 2039	9,545	9,545
3.00%	Series CCC	August 1, 2043	41,000	41,000
3.13%	Series DDD	June 30, 2050	50,000	50,000
3.13%	Series EEE	July 23, 2050	50,000	50,000
3.33%	Series FFF	July 23, 2060	25,000	25,000
2.87%	Series GGG	September 1, 2050	25,000	25,000
2.97%	Series HHH	September 1, 2060	50,000	50,000
2.97%	Series III	October 28, 2051	50,000	—
3.07%	Series JJJ	October 28, 2061	50,000	—
4.37%	Series LLL	May 27, 2037	50,000	—
4.71%	Series MMM	May 27, 2052	50,000	—
Finance lease obligation-meters		Various dates	30,290	20,135
Less: Debt issuance costs			(9,528)	(9,093)
Less: Current maturities of long-term debt			(6,538)	(5,393)
Total NJNG long-term debt			1,307,069	1,098,494
NJR
3.25%	Unsecured senior notes	September 17, 2022	—	50,000
3.20%	Unsecured senior notes	August 18, 2023	50,000	50,000
3.48%	Unsecured senior notes	November 7, 2024	100,000	100,000
3.54%	Unsecured senior notes	August 18, 2026	100,000	100,000
3.96%	Unsecured senior notes	June 8, 2028	100,000	100,000
3.29%	Unsecured senior notes	July 17, 2029	150,000	150,000
3.60%	Unsecured senior notes	July 23, 2032	130,000	130,000
3.50%	Unsecured senior notes	July 23, 2030	130,000	130,000
3.25%	Unsecured senior notes	September 1, 2033	80,000	80,000
3.13%	Unsecured senior notes	September 1, 2031	120,000	120,000
4.38%	Unsecured senior notes	June 23, 2027	110,000	—
3.64%	Unsecured senior notes	September 19, 2034	50,000	—
Less: Debt issuance costs			(3,753)	(3,269)
Less: Current maturities of long-term debt			(50,000)	(50,000)
Total NJR long-term debt			1,066,247	956,731
Clean Energy Ventures
Solar asset financing obligation		Various dates	130,618	124,387
Less: Current maturities of long-term debt			(18,532)	(17,448)
Total Clean Energy Ventures long-term debt			112,086	106,939
Total long-term debt			$2,485,402	$2,162,164

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Annual long-term debt redemption requirements, excluding finance leases, debt issuance costs and solar asset financing obligations, as of September 30, are as follows:

(Thousands)	NJR	NJNG
2023	$50,000	$—
2024	$—	$70,000
2025	$100,000	$50,000
2026	$100,000	$—
2027	$110,000	$—
Thereafter	$760,000	$1,172,845

NJR

On June 23, 2022, NJR entered into a Note Purchase Agreement under which NJR issued $110 million, Series 2022A senior notes at a fixed rate of 4.38 percent, maturing in 2027. On September 16, 2022, NJR entered into another Note Purchase Agreement under which NJR issued $50 million, Series C senior notes at a fixed rate of 3.64 percent, maturing in 2034. The senior notes are unsecured and guaranteed by certain unregulated subsidiaries of NJR.

NJNG

First Mortgage Bonds

NJNG and Trustee entered into the Mortgage Indenture, dated September 1, 2014, which secures all of the outstanding FMBs issued by NJNG. The Mortgage Indenture provides a direct first mortgage lien upon substantially all of the operating properties and franchises of NJNG (other than excepted property, such as cash on hand, choses-in-action, securities, rent, natural gas meters and certain materials, supplies, appliances and vehicles), subject only to certain permitted encumbrances. The Mortgage Indenture contains provisions subjecting after-acquired property (other than excepted property and subject to pre-existing liens, if any, at the time of acquisition) to the lien thereof.

NJNG’s Mortgage Indenture does not restrict NJNG’s ability to pay dividends. New Jersey Administrative Code 14:4-4.7 states that a public utility cannot issue dividends, without regulatory approval, if its equity-to-total-capitalization ratio falls below 30 percent. As of September 30, 2022, NJNG’s equity-to-total-capitalization ratio is 53.7 percent and NJNG has the capacity to issue up to $1.3 billion of FMB under the terms of the Mortgage Indenture.

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

On October 24, 2022, NJNG entered into a Note Purchase Agreement for $125 million of its senior notes at an interest rate of 5.47 percent, maturing in 2052.

The senior notes are secured by an equal principal amount of NJNG’s FMBs issued under NJNG’s Mortgage Indenture.

Sale Leasebacks

NJNG received $17.3 million during fiscal 2022 in connection with the sale leaseback of its natural gas meters, with terms ranging from seven to 11 years. NJNG records a finance lease liability that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised early purchase options with respect to certain outstanding meter leases by making final principal payments of $1.1 million and $1.2 million for fiscal 2022 and 2021, respectively. There were no natural gas meter sale leasebacks recorded during fiscal 2021.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Contractual commitments for finance lease payments, as of the fiscal years ended September 30, are as follows:

(Thousands)	Lease Payments
2023	$7,252
2024	7,909
2025	6,026
2026	4,955
2027	2,630
Thereafter	3,262
Subtotal	32,034
Less: Interest component	(1,744)
Total	$30,290

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are treated as financing obligations for accounting purposes, and are typically secured by the renewable energy facility asset and its future cash flows from SREC, TRECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from SRECs, TRECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. Clean Energy Ventures received proceeds of $24.1 million and $17.7 million during fiscal 2022 and 2021, respectively, in connection with the sale leaseback of commercial solar assets. The proceeds received were recognized as a financing obligation on the Consolidated Balance Sheets.

Contractual commitments for the solar financing obligation payments, as of the fiscal years ended September 30, are as follows:

(Thousands)	Lease Payments
2023	$15,755
2024	43,000
2025	39,629
2026	2,841
2027	5,352
Thereafter	16,442
Subtotal	123,019
Less: Interest component	(11,443)
Total	$111,576

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

A summary of NJR’s credit facility and NJNG’s commercial paper program and credit facility as of September 30, are as follows:

(Thousands)	2022	2021	Expiration Dates
NJR
Bank revolving credit facilities (1)	$650,000	$500,000	September 2027
Notes outstanding at end of period	$200,150	$219,100
Weighted average interest rate at end of period	3.97%	1.05%
Amount available at end of period (2)	$440,177	$270,312
Bank term loan credit agreement	$150,000	$—	February 2023
Loans outstanding at end of period	$150,000	$—
Weighted average interest rate at end of period	3.81%	—%
Amount available at end of period	$—	$—
NJNG
Bank revolving credit facilities (3)	$250,000	$250,000	September 2027
Commercial paper outstanding at end of period	$73,800	$158,200
Weighted average interest rate at end of period	3.34%	.17%
Amount available at end of period (4)	$175,469	$91,069
(1)Committed credit facilities, which require commitment fees of 0.10 percent on the unused amounts.
(2)Letters of credit outstanding total $9.7 million and $10.6 million as of September 30, 2022 and September 30, 2021, respectively, which reduces amount available by the same amount.
(3)Committed credit facilities, which require commitment fees of 0.075 percent on the unused amounts.
(4)Letters of credit outstanding total $731,000 as of both September 30, 2022 and 2021, which reduces amount available by the same amount.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

NJR

During fiscal 2021, NJR entered into a Second Amended and Restated Credit Agreement governing a $500 million NJR Credit Facility, which was to expire on September 2, 2026. The NJR Credit Facility is subject to two mutual options for a one-year extension beyond that date and includes an accordion feature, which allows NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in increments of $50 million up to a maximum of $250 million. The NJR Credit Facility also permits the borrowing of revolving loans and swingline loans, as well as a $75 million sublimit for the issuance of letters of credit. On August 30, 2022, NJR amended the Second Amended and Restated Credit Agreement to $650 million and extended the maturity date of the facility to September 2, 2027. The amendment also increased the swingline to $70 million from $60 million and moved to SOFR as the benchmark rate, replacing the existing LIBOR. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility. The credit facility is used primarily to finance its share repurchases, to satisfy Energy Services’ short-term liquidity needs and to finance, on an initial basis, unregulated investments.

As of September 30, 2022, NJR had seven letters of credit outstanding totaling $9.7 million on behalf of Energy Services and Clean Energy Ventures. These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

Energy Services’ letters of credit are used for margin requirements for natural gas transactions, collateral and security deposit for retail natural gas sales, and they expire on dates ranging from September 2023 to December 2023.

Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
NJNG

During fiscal 2021, NJNG entered into a Second Amended and Restated Credit Agreement governing a $250 million, NJNG Credit Facility, which was to expire on September 2, 2026. The NJNG Credit Facility is subject to two mutual options for a one-year extension beyond that date and permits the borrowing of revolving loans and swingline loans, as well as a $30 million sublimit for the issuance of letters of credit. The NJNG Credit Facility also includes an accordion feature, which would allow NJNG, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJNG Credit Facility in minimum increments of $50 million up to a maximum of $100 million.

On August 30, 2022, NJNG amended the Second Amended and Restated Credit Agreement to extend the maturity date of the facility to September 2, 2027, and moved to SOFR as the benchmark rate, replacing the existing LIBOR.

As of September 30, 2022, NJNG has two letters of credit outstanding for 731,000, which reduced the amount available under the NJNG Credit Facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

10. STOCK-BASED COMPENSATION

In January 2017, the NJR 2017 Stock Award and Incentive Plan replaced the NJR 2007 Stock Award and Incentive Plan. Shares have been issued in the form of performance share units, restricted stock units, deferred retention stock units and unrestricted common stock to non-employee directors. As of September 30, 2022, 2,918,487 shares remain available for future issuance.

The following table summarizes all stock-based compensation expense recognized during the following fiscal years:

(Thousands)	2022	2021	2020
Stock-based compensation expense:
Performance share awards	$4,131	$3,856	$1,943
Restricted and non-restricted stock	3,189	3,193	2,868
Deferred retention stock	7,507	100	1,725
Compensation expense included in operation and maintenance expense	14,827	7,149	6,536
Income tax benefit (1)	(3,624)	(1,613)	(1,900)
Total, net of tax	$11,203	$5,536	$4,636
(1)Excludes additional tax (expense) benefit related to delivered shares of $(144,000), $(159,000) and $647,000 as of September 30, 2022, 2021 and 2020, respectively.

Performance Share Units

In fiscal 2022, the Company granted to certain officers 44,965 performance shares, which are market condition awards that vest on September 30, 2024, subject to the Company meeting certain conditions. In fiscal 2022, the Company also granted to certain officers 73,561 performance shares, of which 44,596 vest on September 30, 2024 and 28,965 vest annually over a three-year period beginning in September 2022, both of which are subject to the Company meeting certain performance conditions.

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

In fiscal 2020, the Company granted to certain officers 33,123 performance shares, which are market condition awards that vested on September 30, 2022, subject to the Company meeting certain conditions. In fiscal 2020, the Company also granted to certain officers 48,941 performance shares, of which 30,473 vested in September 30, 2022 and 18,468 vest annually over a three-year period beginning in September 2020, both of which were subject to the Company meeting certain performance conditions. The vesting of these awards are shown in the table below.

There is approximately $4.4 million of deferred compensation related to unvested performance shares that is expected to be recognized over the weighted average period of 1.7 years.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following table summarizes the performance share activity under the stock award and incentive plans for the past three fiscal years:

	Shares (1)	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2019	130,509	$46.53	—
Granted	82,064	$40.61	—
Vested (2)	(55,025)	$44.27	$2,083
Cancelled/forfeited	(1,817)	$44.38	—
Non-vested and outstanding at September 30, 2020	155,731	$44.22	—
Granted	116,951	$33.34	—
Vested (3)	(54,918)	$44.64	$1,673
Cancelled/forfeited	(51,673)	$45.32	—
Non-vested and outstanding at September 30, 2021	166,091	$36.08	—
Granted	118,526	$38.84	—
Vested (4)	(76,708)	$39.57	$2,765
Cancelled/forfeited	(15,788)	$37.33	—
Non-vested and outstanding at September 30, 2022	192,121	$36.29	—
(1)The number of common shares issued related to certain performance shares may range from zero to 150 percent of the number of shares shown in the table above based on the Company’s achievement of performance goals.
(2)As certified by the Company’s Leadership and Compensation Committee on November 9, 2020, there were no common shares earned related to TSR performance, the number of common shares earned related to NFE performance was 114 percent or 28,513 shares, and the number of common shares earned related to Performance Based Restricted Stock was 100 percent or 11,139 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100 percent.
(3)As certified by the Company’s Leadership and Compensation Committee on November 10, 2021, there were no common shares earned related to TSR performance, the number of common shares earned related to NFE performance was 93 percent or 31,116 shares, and the number of common shares earned related to Performance Based Restricted Stock was 100 percent or 25,982 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100 percent.
(4)As certified by the Company’s Leadership and Compensation Committee on November 9, 2022, the number of common shares earned related to TSR performance was 112 percent or 30,472 shares, the number of common shares earned related to NFE performance was 105 percent or 26,282 shares and the number of common shares earned related to Performance Based Restricted Stock was 100 percent or 28,965 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100 percent.

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

Restricted Stock Units

The Company granted 54,826, 67,726 and 42,478 shares of restricted stock during fiscal 2022, 2021 and 2020, respectively. The shares vest annually over a three-year period beginning in October of the fiscal year in which they were granted. There is approximately $1.0 million of deferred compensation related to unvested restricted stock shares that is expected to be recognized over the weighted average period of 1.8 years.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following table summarizes the restricted stock activity under the stock award and incentive plans for the past three fiscal years:

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2019	58,156	$46.18	—
Granted	42,478	$40.61	—
Vested	(25,973)	$44.71	$1,073
Cancelled/forfeited	(1,175)	$43.62	—
Non-vested and outstanding at September 30, 2020	73,486	$43.52	—
Granted	67,726	$33.34	—
Vested	(34,000)	$44.30	$996
Cancelled/forfeited	(5,591)	$36.34	—
Non-vested and outstanding at September 30, 2021	101,621	$36.87	—
Granted	54,826	$38.84	—
Vested	(47,867)	$39.01	$1,824
Cancelled/forfeited	(10,756)	$37.06	—
Non-vested and outstanding at September 30, 2022	97,824	$36.90	—

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

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Outstanding at September 30, 2019	243,561	$44.67	—
Granted/Vested	42,358	$40.72	—
Delivered	(57,673)	$35.25	$2,423
Outstanding at September 30, 2020	228,246	$46.32	—
Granted/Vested	2,999	$33.34	—
Delivered	(22,389)	$45.00	$641
Outstanding at September 30, 2021	208,856	$46.28	—
Granted/Vested	192,728	$38.95	—
Delivered	(163,499)	$47.95	$6,167
Forfeited	(6,818)	40.33	—
Outstanding at September 30, 2022	231,267	$39.16	—

Non-Employee Director Stock

Non-employee director compensation includes an annual equity retainer that is awarded at the time of the Company’s annual meeting of shareowners. The shares vest upon the earlier of the first anniversary of the grant date or the date of the Company’s next annual meeting of shareowners following the grant date and are subsequently amortized to expense over a 12-month period.

The following summarizes non-employee director share awards for the past three fiscal years:

	2022		2021	2020
Shares granted	30,908	(1)	34,994	27,696
Weighted average grant date fair value	$39.09		$35.72	$42.88
(1)Approximately $300,000 of expense remains as of September 30, 2022, to be recognized through December 31, 2022.

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

All represented employees of NJRHS hired on or after October 1, 2000, non-represented employees hired on or after October 1, 2009 and NJNG represented employees hired on or after January 1, 2012 are covered by an enhanced defined contribution plan instead of the defined benefit plan. Participation in the postemployment medical and life insurance plan was also frozen to new employees as of the same dates, with the exception of new NJRHS represented employees, for which benefits were frozen beginning April 3, 2012.

The Company maintains an unfunded nonqualified PEP that was established to provide employees with the full level of benefits as stated in the qualified plan without reductions due to various limitations imposed by the provisions of federal income tax laws and regulations. There are no plan assets in the nonqualified plan due to the nature of the plan.

The Company’s funding policy for its pension plans is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. In fiscal 2022 and 2021, the Company had no minimum funding requirements and did not make any discretionary contributions to the pension plans. The Company does not expect to be required to make additional contributions to fund the pension plans during the next fiscal year based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents.

There are no federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. The Company contributed $6.1 million and $7.2 million in fiscal 2022 and 2021, respectively, and estimates that it will contribute between $5 million and $10 million over each of the next five years. Additional contributions may be required based on market conditions and changes to assumptions.

The Affordable Care Act was enacted in March 2010 and created an excise tax applicable to high-cost health plans, commonly known as the Cadillac Tax. Beginning in 2022, employers who sponsor health plans that have an annual cost that exceeded an amount defined by the law pay a 40 percent tax on the excess plan costs. The 2020 federal spending package permanently eliminated the Affordable Care Act-mandated Cadillac tax on high-cost employer-sponsored health coverage. Due to the repeal, the Company’s OPEB liability was revalued for these changes. The Company applied a practical expedient to remeasure the plan assets and obligations as of December 31, 2019, which was the nearest calendar month-end date. The impact of the revaluation of the OPEB liability was recorded as of January 1, 2020 and is incorporated within actuarial assumptions at September 30, 2020.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following summarizes the changes in the funded status of the plans and the related liabilities recognized on the Consolidated Balance Sheets as of September 30:

	Pension (1)		OPEB
(Thousands)	2022	2021	2022	2021
Change in Benefit Obligation
Benefit obligation at beginning of year	$395,547	$397,164	$244,674	$245,862
Service cost	8,291	8,730	4,305	4,844
Interest cost	9,632	9,112	6,355	6,071
Plan participants’ contributions (2)	59	27	423	451
Actuarial (gain)	(109,320)	(7,319)	(77,775)	(4,715)
Benefits paid, net of retiree subsidies received	(13,386)	(12,167)	(4,765)	(7,839)
Benefit obligation at end of year	$290,823	$395,547	$173,217	$244,674
Change in plan assets
Fair value of plan assets at beginning of year	$355,284	$307,968	$114,183	$96,406
Actual (loss) return on plan assets	(58,239)	58,874	(15,996)	18,144
Employer contributions	628	548	6,082	7,198
Benefits paid, net of plan participants’ contributions (2)	(13,326)	(12,106)	(4,533)	(7,565)
Fair value of plan assets at end of year	$284,347	$355,284	$99,736	$114,183
Funded status	$(6,476)	$(40,263)	$(73,481)	$(130,491)
Amounts recognized on Consolidated Balance Sheets
Postemployment employee benefit asset
Noncurrent	$4,388	$—	$—	$—
Postemployment employee benefit liability
Current	$(578)	$(587)	$(900)	$(900)
Noncurrent	(10,286)	(39,676)	(72,581)	(129,591)
Total	$(6,476)	$(40,263)	$(73,481)	$(130,491)
(1)Includes the Company’s PEP.
(2)Employees hired prior to July 1, 1998, that were eligible to elect an additional participant contribution to enhance their benefits, and contributions made during the periods were immaterial.

The actuarial gains on the Company’s pension and OPEB are due primarily to an increase in the discount rate used to measure the benefit obligation. The Company recognizes a liability for its underfunded benefit plans as required by ASC 715, Compensation - Retirement Benefits. The Company records the offset to regulatory assets for the portion of liability relating to NJNG and to accumulated OCI for the portion of the liability related to its unregulated operations.

The following table summarizes the amounts recognized in regulatory assets and accumulated OCI as of September 30:

	Regulatory Assets		Accumulated Other Comprehensive Income (Loss)
	Pension	OPEB	Pension	OPEB
Balance at September 30, 2020	$103,564	$83,301	$33,004	$13,823
Amounts arising during the period:
Net actuarial (gain)	(39,006)	(16,286)	(7,036)	(76)
Amounts amortized to net periodic costs:
Net actuarial (loss)	(8,269)	(6,846)	(3,178)	(1,064)
Prior service (cost) credit	(102)	166	—	13
Balance at September 30, 2021	$56,187	$60,335	$22,790	$12,696
Amounts arising during the period:
Net actuarial (gain)	(14,922)	(35,781)	(14,885)	(18,422)
Amounts amortized to net periodic costs:
Net actuarial (loss)	(5,843)	(4,577)	(2,902)	(1,107)
Prior service (cost) credit	(101)	133	—	11
Balance at September 30, 2022	$35,321	$20,110	$5,003	$(6,822)

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The amounts in regulatory assets and accumulated OCI not yet recognized as components of net periodic benefit cost as of September 30 are:

	Regulatory Assets				Accumulated Other Comprehensive Income (Loss)
	Pension		OPEB		Pension		OPEB
(Thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Net actuarial loss (gain)	$35,157	$55,922	$20,110	$60,468	$5,003	$22,790	$(6,822)	$12,707
Prior service cost (credit)	164	265	—	(133)	—	—	—	(11)
Total	$35,321	$56,187	$20,110	$60,335	$5,003	$22,790	$(6,822)	$12,696

To the extent the unrecognized amounts in accumulated OCI or regulatory assets exceed 10 percent of the greater of the benefit obligation or the fair value of plan assets, an amortized amount over the average expected future working lifetime of the active plan participants is recognized. Amounts included in regulatory assets and accumulated OCI expected to be recognized as components of net periodic benefit cost in fiscal 2023 are as follows:

	Regulatory Assets		Accumulated Other Comprehensive Income (Loss)
(Thousands)	Pension	OPEB	Pension	OPEB
Net actuarial (gain) loss	$(36)	$—	$217	$—
Total	$(36)	$—	$217	$—

The projected benefit and accumulated benefit obligations and the fair value of plan assets as of September 30, are as follows:

	Pension
(Thousands)	2022	2021
Projected benefit obligation	$290,823	$395,547
Accumulated benefit obligation	$265,933	$353,852
Fair value of plan assets	$284,347	$355,284

The components of the net periodic cost for pension benefits, including the Company’s PEP, and OPEB costs (principally health care and life insurance) for employees and covered dependents for fiscal years ended September 30, are as follows:

	Pension			OPEB
(Thousands)	2022	2021	2020	2022	2021	2020
Service cost	$8,291	$8,730	$8,223	$4,305	$4,844	$4,854
Interest cost	9,632	9,112	10,587	6,355	6,071	7,026
Expected return on plan assets	(21,275)	(20,150)	(20,579)	(7,575)	(6,497)	(6,510)
Recognized actuarial loss	8,745	11,446	10,424	5,684	7,909	7,442
Prior service cost (credit) amortization	101	102	102	(144)	(179)	(197)
Net periodic benefit cost recognized as expense	$5,494	$9,240	$8,757	$8,625	$12,148	$12,615

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Assumptions

The weighted average assumptions used to determine the Company’s benefit costs during the fiscal years below and obligations as of September 30, are as follows:

	Pension						OPEB
	2022		2021		2020		2022		2021		2020
Benefit costs:
Discount rate	3.10/3.07%	(1)	2.95/2.92%	(1)	3.37/3.35%	(1)	3.24/3.17%	(1)	3.08/3.03%	(1)	3.48/3.44%	(1)
Expected asset return	6.75%		6.75%		7.25%		6.75%		6.75%		7.25%
Compensation increase	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)
Obligations:
Discount rate	5.50/5.50%	(1)	3.10/3.07%	(1)	2.95/2.92%	(1)	5.51/5.51%	(1)	3.24/3.17%	(1)	3.08/3.03%	(1)
Compensation increase	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)
(1)Percentages for represented and non-represented plans, respectively.

When measuring its PBO, the Company uses an aggregate discount rate at which its obligation could be effectively settled. The Company determines a single weighted average discount rate based on a yield curve comprised of rates of return on a population of high quality debt issuances (AA- or better) whose cash flows (via coupons or maturities) match the timing and amount of its expected future benefit payments. The Company measures its service and interest costs using a disaggregated, or spot rate, approach. The Company applies the duration-specific spot rates from the full yield curve, as of the measurement date, to each year’s future benefit payments, which aligns the timing of the plans’ separate future cash flows to the corresponding spot rates on the yield curve.

Information relating to the assumed HCCTR used to determine expected OPEB benefits as of September 30, and the effect of a 1 percent change in the rate, are as follows:

($ in thousands)	2022	2021	2020
HCCTR	6.6%	6.9%	7.6%
Ultimate HCCTR	4.5%	4.5%	4.5%
Year ultimate HCCTR reached	2027	2027	2026
Effect of a 1 percentage point increase in the HCCTR on:
Year-end benefit obligation	$26,710	$43,217	$49,106
Total service and interest cost	$2,544	$2,959	$2,799
Effect of a 1 percentage point decrease in the HCCTR on:
Year-end benefit obligation	$(21,853)	$(34,669)	$(38,844)
Total service and interest costs	$(1,966)	$(2,253)	$(2,151)

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

The mix and targeted allocation of the pension and OPEB plans’ assets are as follows:

	2023	Assets at
	Target	September 30,
Asset Allocation	Allocation	2022	2021
U.S. equity securities	34%	32%	36%
International equity securities	17	16	17
Fixed income	33	32	40
Collective investment trusts at NAV	16	20	7
Total	100%	100%	100%

The Company adopted the revised mortality assumptions published by the Society of Actuaries for its pension and other postemployment benefit obligations, which reflected increased life expectancies in the U.S. The adoption of the new mortality projection scale, MP-2021 and the Pri-2012 mortality study, did not materially impact the projected benefit obligation for the plans.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following fiscal years:

(Thousands)	Pension	OPEB
2023	$14,112	$6,878
2024	$15,143	$7,508
2025	$16,150	$8,220
2026	$17,137	$8,938
2027	$18,104	$9,656
2028 - 2032	$104,614	$57,488

The Company’s OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D. Therefore, under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company qualifies for federal subsidies.

The following estimated subsidy payments are expected to be paid during the following fiscal years:

Estimated Subsidy
(Thousands)	Payments
2023	$356
2024	$393
2025	$433
2026	$475
2027	$520
2028 - 2032	$3,426

Pension and OPEB assets held in the master trust, measured at fair value, as of September 30, are summarized as follows:

(Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total
As of September 30, 2022	Pension		OPEB
Assets
Money market funds	$—	$—	$28	$28
Registered Investment Companies:
Equity Funds:
Large Cap Index	75,394	75,394	26,939	26,939
Extended Market Index	15,783	15,783	5,578	5,578
International Stock	44,846	44,846	16,106	16,106
Fixed Income Funds:
Emerging Markets	11,074	11,074	4,026	4,026
Core Fixed Income	—	—	16,594	16,594
Opportunistic Income	—	—	3,283	3,283
Ultra Short Duration	—	—	3,296	3,296
High Yield Bond Fund	19,816	19,816	7,320	7,320
Long Duration Fund	59,084	59,084	—	—
Total assets in the fair value hierarchy	$225,997	225,997	$83,170	83,170
Investments measured at net asset value
Collective investment trusts		58,350		16,566
Total assets at fair value		$284,347		$99,736

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

(Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total
As of September 30, 2021:	Pension		OPEB
Assets
Money market funds	$—	$—	$32	$32
Registered Investment Companies:
Equity Funds:
Large Cap Index	103,961	103,961	33,644	33,644
Extended Market Index	21,948	21,948	7,096	7,096
International Stock	61,286	61,286	20,063	20,063
Fixed Income Funds:
Emerging Markets	18,291	18,291	6,001	6,001
Core Fixed Income	—	—	13,345	13,345
Opportunistic Income	—	—	8,568	8,568
Ultra Short Duration	—	—	8,536	8,536
High Yield Bond Fund	30,300	30,300	9,912	9,912
Long Duration Fund	93,849	93,849	—	—
Total assets in the fair value hierarchy	$329,635	329,635	$107,197	107,197
Investments measured at net asset value
Collective investment trusts		25,649		6,986
Total assets at fair value		$355,284		$114,183

The Plan had no Level 2 or Level 3 fair value measurements during fiscal 2022 and 2021, and there have been no changes in valuation methodologies as of September 30, 2022. The Plan held assets that are valued using NAV as a practical expedient, which are excluded from the fair value hierarchy.

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

Collective investment trusts — The NAV for collective investment trusts is provided by the Trustee and is used as a practical expedient to estimate fair value. The NAV is based on the value of the underlying assets owned by the fund less liabilities.

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

Defined Contribution Plan

The Company offers a Savings Plan to eligible employees. The Company matches 85 percent of participants’ contributions up to 6 percent of base compensation. Represented NJRHS employees, non-represented employees hired on or after October 1, 2009, and NJNG represented employees hired on or after January 1, 2012, are eligible for an employer special contribution of between 3.5 percent and 4.5 percent of base compensation, depending on years of service, into the Savings Plan on their behalf. The amount expensed and contributed for the matching provision of the Savings Plan was $5.5 million in fiscal 2022, $5.1 million in fiscal 2021 and $4.5 million in fiscal 2020. The amount contributed for the employer special contribution of the Savings Plan was $2.4 million in fiscal 2022, $2.1 million in fiscal 2021 and $1.6 million in fiscal 2020.

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

Accretion amounts associated with NJNG’s ARO are recognized as part of its depreciation expense, and the corresponding regulatory asset and liability will be shown gross on the Consolidated Balance Sheets. Accretion amounts associated with Clean Energy Ventures’ ARO are recognized as a component of operations and maintenance expense on the Consolidated Statements of Operations.

The following is an analysis of the change in the Company’s ARO for the fiscal years ended September 30:

	2022		2021
(Thousands)	NJNG	NJRCEV	NJNG	NJRCEV
Balance at October 1	$41,611	$4,694	$29,280	$4,444
Accretion	2,052	186	1,612	182
Additions	161	281	5,697	68
Change in assumptions	7,339	—	6,151	—
Retirements	(1,289)	—	(1,129)	—
Balance at period end	$49,874	$5,161	$41,611	$4,694

Accretion for the next five years, for the fiscal years ended September 30, is estimated to be as follows:

Estimated
(Thousands)	Accretion
2023	$2,767
2024	2,900
2025	3,038
2026	3,180
2027	3,328
Total	$15,213
13. INCOME TAXES

The income tax provision from operations for the fiscal years ended September 30, consists of the following:

(Thousands)	2022	2021	2020
Current:
Federal	$4,238	$651	$(2,164)
State	2,104	1,703	6,763
Deferred:
Federal	55,968	25,030	28,817
State	14,185	6,224	3,400
Investment/production tax credits	(300)	(322)	(322)
Income tax provision	$76,195	$33,286	$36,494

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
As of September 30, the temporary differences, which give rise to deferred tax assets (liabilities), consist of the following:

(Thousands)	2022	2021
Deferred tax assets
Investment tax credits (1)	$212,506	$225,036
State net operating losses	36,950	38,108
Fair value of derivatives	6,506	16,333
Impairment of equity method investment	14,124	15,395
Postemployment benefits	2,751	9,665
Incentive compensation	7,297	6,894
Amortization of intangibles	6,474	6,540
Overrecovered natural gas costs	4,977	1,540
Allowance for doubtful accounts	5,761	6,561
Other	5,748	6,140
Total deferred tax assets	303,094	332,212
Less: Valuation allowance	(22,241)	(23,613)
Total deferred tax assets net of valuation allowance	$280,853	$308,599
Deferred tax liabilities
Property-related items	$(468,115)	$(419,753)
Remediation costs	(18,490)	(16,347)
Investments in equity investees	(19,176)	(21,739)
Conservation incentive plan	(6,457)	(3,309)
Other	(4,615)	(6,203)
Total deferred tax liabilities	$(516,853)	$(467,351)

Total net deferred tax liabilities	$(236,000)	$(158,752)
(1)Includes approximately $732,000 and $814,000 for NJNG for fiscal 2022 and 2021, respectively, which is being amortized over the life of the related assets.
(2)See discussion of federal net operating loss utilization in the Other Tax Items section of this note.

A reconciliation of the U.S. federal statutory rate to the effective rate from operations for the fiscal years ended September 30, is as follows:

(Thousands)	2022	2021	2020
Statutory income tax expense	$73,735	$31,747	$41,896
Change resulting from:
Investment/production tax credits	(300)	(322)	(322)
Cost of removal of assets placed in service prior to 1981	(3,533)	(5,366)	(5,362)
AFUDC equity	(2,361)	(786)	(4,933)
State income taxes, net of federal benefit	13,072	6,124	11,965
NJ Unitary method change	—	—	(15,345)
Valuation allowance	(1,372)	5,974	13,604
Tax Act - utility excess deferred income taxes amortized	(3,573)	(3,573)	(3,573)
Other	527	(512)	(1,436)
Income tax provision	$76,195	$33,286	$36,494
Effective income tax rate	21.7%	22.0%	18.3%

The Company and one or more of its subsidiaries files or expects to file income and/or franchise tax returns in the U.S. federal jurisdiction and in the states of Colorado, Connecticut, Delaware, Louisiana, Maryland, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, Texas and Virginia. The Company neither files in, nor believes it has a filing requirement in, any foreign jurisdictions other than Canada. Due to certain available tax treaty benefits, the Company incurs no tax liability in Canada.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The Company’s U.S. federal income tax returns through fiscal 2018 have either been reviewed by the IRS, or the related statute of limitations has expired and all matters have been settled. U.S. federal income tax returns for periods subsequent to fiscal 2018 are open to examination by the IRS. For all periods subsequent to those ended September 30, 2018, the Company’s state income tax returns are statutorily open to examination in all applicable states with the exception of Colorado, New Jersey and Texas. In Colorado, New Jersey and Texas, all periods subsequent to September 30, 2017, are statutorily open to examination.

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with uncertain tax positions. A tax benefit claimed, or expected to be claimed, on a tax return may be recognized only if it is more likely than not that the position will be upheld upon examination by the applicable taxing authority. Interest and penalties related to unrecognized tax benefits, if any, are recognized within income tax expense, and accrued interest and penalties are recognized within other noncurrent liabilities on the Consolidated Balance Sheets.

The Company evaluates certain tax benefits that have been recorded in the financial statements for uncertainties. During fiscal 2019, the Company concluded that a portion of tax benefits were uncertain and recorded a reserve against deferred taxes on the Consolidated Balance Sheets. During fiscal 2021, a federal tax audit was completed and, as a result, the positions that the prior tax reserves related to are considered effectively settled and the related tax reserve was released. As a result of the change in the Company’s method of accounting for ITCs from the flow-through method to the deferral method, which was effective October 1, 2020, the settlement of the reserve was recorded as an adjustment to nonutility plant and equipment, at cost on the Consolidated Balance Sheets. The tax benefits related to fiscal tax years open to examination by the IRS may be subject to subsequent adjustments.

The reserve for uncertain tax benefits for the fiscal year ended September 30, is as follows:

(Thousands)	2022	2021
Balance at October 1,	$—	$4,930
Reversal of settled tax positions during the current fiscal period	—	(4,930)
Balance at period end	$—	$—

CARES Act

On March 27, 2020, the President of the U.S. signed the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes several business tax provisions which include, but are not limited to modifications of federal net operating loss carrybacks and deductibility; changes to prior year refundable alternative minimum tax liabilities; increase of limitations on business interest deductions from 30 percent to 50 percent of earnings before interest, taxes, depreciation and amortization; technical corrections of the classification of qualified improvement property making them eligible for bonus depreciation; increase of the limits on charitable contribution deductions from 10 percent to 25 percent of adjusted taxable income; modifications of the treatment of federal loans, loan guarantees and other investments; suspension of industry specific excise taxes; deferral of the company portion of OASDI; and implementation of a refundable employee retention tax credit.

The CARES Act provides for the delay in the required deposit of the employer portion of the OASDI payroll tax from the date of enactment through the end of 2020. Of the taxes that the Company can defer, 50 percent of the deferred taxes were required to be deposited by the end of 2021 and the remaining 50 percent were required to be deposited by the end of 2022. Additionally, the CARES Act provides a refundable tax credit, the employee retention tax credit, to certain employers who are ordered by a competent governmental authority to suspend or reduce business operations due to concern about the spread of COVID-19 or suffered a significant decline in the business during a calendar quarter during 2020 compared to the same calendar quarter during the previous year.

As of September 30, 2021, the Company deferred approximately $5.1 million related to the employer portion of the OASDI tax. During fiscal 2022, the Company made the first of two installment payments, which reduced the balance to $2.7 million as of September 30, 2022. The second installment payment will be made during the first quarter of fiscal 2023.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
American Rescue Plan Act

On March 11, 2021, the President of the U.S. signed the American Rescue Plan Act of 2021, which is primarily an economic stimulus package. It also expanded the scope of Section 162(m) of the Internal Revenue Code, which imposes a $1.0 million deduction limit on compensation paid to covered employees from the top five officers, to also include the next five highest paid employees for tax years beginning after December 31, 2026.

Inflation Reduction Act

On August 16, 2022, the President of the U.S. signed the Inflation Reduction Act, which contains provisions addressing inflation, clean energy, healthcare and taxes beginning in 2023. The Inflation Reduction Act imposes a 15 percent minimum tax rate on corporations with higher than $1 billion of annual income, along with a 1 percent excise tax on corporate stock repurchases. The Inflation Reduction Act raised the ITC from 26 percent to 30 percent through the end of 2032, dropping to 26 percent for property under construction before the end of 2033 and to 22 percent for property under construction before the end of 2034. The ITC expires starting in 2035 unless it is renewed. There are additional opportunities to increase the credit amount for certain facilities that are placed in service after December 31, 2022. The credit amount can be increased by 10 percent if certain domestic content requirements are satisfied or if the facility is located in an energy community, such as a brownfield site. ITCs are also expanded to include stand-alone energy storage projects without being integrated into a solar facility, allowing solar to claim PTCs that are a production-based credit extending for 10 years following the placed-in-service date of the facility and introduced the concept of transferability of tax credits, providing an additional option to monetize such credits.

The Company is currently evaluating the impacts of the Inflation Reduction Act on its financial position, results of operations and cash flows.

Other Tax Items

As of September 30, 2022 and 2021, the Company has tax credit carryforwards of approximately $211.8 million and $224.2 million, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2035.

As of September 30, 2022 and 2021, the Company has state income tax net operating losses of approximately $544.4 million and $554.6 million, respectively. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred; these state carry-forward periods range from seven to 20 years, with the majority expiring after 2035. The Company expects to utilize this entire carryforward, other than as described below.

The impairment of the equity method investment in PennEast created potential net capital loss attributes totaling approximately $56.6 million and $61.8 million as of September 30, 2022 and 2021, respectively, which can only be utilized to offset capital gains income and can be carried back three years and forward five years prior to expiration.

As of September 30, 2022, the Company has a valuation allowance totaling $22.2 million comprised of approximately $17.2 million, related to the recognition of state net operating loss carryforwards, which primarily relate to New Jersey and approximately $5.1 million related to potential capital loss carryforwards resulting from the impairment of the equity method investment in PennEast, which the Company believes may not be fully utilized prior to expiration. As of September 30, 2021, the Company had a valuation allowance totaling $23.6 million comprised of approximately $17.3 million, related to the recognition of state net operating loss carryforwards, which primarily relate to New Jersey and approximately $6.4 million related to potential capital loss carryforwards resulting from the impairment of the equity method investment in PennEast.

The Consolidated Appropriations Act extended the 30 percent ITC for solar property that is under construction on or before December 31, 2019. Projects placed in service after December 31, 2019, may also qualify for a 30 percent federal ITC if five percent or more of the total costs of a solar property are incurred before the end of the applicable year and there are continuous efforts to advance towards completion of the project, based on the IRS guidance around ITC safe harbor determination. The credit declined to 26 percent for property under construction before the end of 2020. The Consolidated Appropriations Act of 2021 extended the 26 percent tax credit for property under construction during 2021 and 2022. The Inflation Reduction Act raised the ITC from 26 percent to 30 percent through the end of 2032, as previously stated.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
14. LEASES

Lessee Accounting

The Company determines if an arrangement is a lease at inception based on whether the Company has the right to control the use of an identified asset, the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. After the criteria is satisfied, the Company accounts for these arrangements as leases in accordance with ASC 842, Leases. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, including payments at commencement that depend on an index or rate. Most leases in which the Company is the lessee do not have a readily determinable implicit rate, so an incremental borrowing rate, based on the information available at the lease commencement date, is utilized to determine the present value of lease payments. When a secured borrowing rate is not readily available, unsecured borrowing rates are adjusted for the effects of collateral to determine the incremental borrowing rate. The Company uses the implicit rate for agreements in which it is a lessor. The Company has not entered into any material agreements in which it is a lessor. Lease expense and lease income are recognized on a straight-line basis over the lease term for operating leases.

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

Generally, the Company’s solar land lease terms are between 20 and 50 years and may include multiple options to extend the terms for an additional five to 20 years. The Company’s office leases vary in duration, ranging from two to 17 years, and may or may not include extension or early purchase options. The Company’s meter lease terms are between seven and ten years with purchase options available prior to the end of the term. Equipment leases include general office equipment that also vary in duration, with an average term of seven years. The Company’s storage and capacity leases have assumed terms of 50 years to coincide with the expected useful lives of the cavern assets with which the leases are associated. The Company’s lease terms may include options to extend, purchase the leased asset or terminate a lease, and they are included in the lease liability calculation when it is reasonably certain that those options will be exercised. The Company has elected an accounting policy that exempts leases with an original term of one year or less from the recognition requirements of ASC 842, Leases.

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

The following table presents the Company’s lease costs included in the Consolidated Statements of Operations for the fiscal year ended September 30:

(Thousands)	Income Statement Location	2022	2021
Operating lease cost (1)	Operation and maintenance	$9,702	$8,182
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	1,769	3,442
Interest on lease liabilities	Interest expense, net of capitalized interest	612	710
Total finance lease cost		$2,381	$4,152
Short-term lease cost	Operation and maintenance	34	543
Variable lease cost	Operation and maintenance	781	1,381
Total lease cost		$12,898	$14,258
(1)Net of capitalized costs.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following table presents supplemental cash flow information related to leases for the fiscal year ended September 30:

(Thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$7,417	$6,675
Operating cash flows for finance leases	$831	$1,167
Financing cash flows for finance leases	$7,145	$8,180

Assets obtained or modified for operating lease liabilities totaled approximately $911,000 and $46.1 million during fiscal 2022 and 2021, respectively.

Assets obtained or modified through finance lease liabilities totaled $17.3 million during fiscal 2022. There were no assets obtained or modified through finance lease liabilities during fiscal 2021.

The following table presents the balance and classifications of the Company’s right of use assets and lease liabilities included in the Consolidated Balance Sheets for the fiscal year ended September 30:

(Thousands)	Balance Sheet Location	2022	2021
Assets
Noncurrent
Operating lease assets	Operating lease assets	$168,520	$173,928
Finance lease assets	Utility plant	21,913	13,489
Total lease assets		$190,433	$187,417
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$4,562	$4,300
Finance lease liabilities	Current maturities of long-term debt	6,538	5,393
Noncurrent
Operating lease liabilities	Operating lease liabilities	138,382	141,363
Finance lease liabilities	Long-term debt	23,752	14,742
Total lease liabilities		$173,234	$165,798

For operating lease assets and liabilities, the weighted average remaining lease term was 29.2 years and 29.6 years and the weighted average discount rate used in the valuation over the remaining lease term was 3.2 percent for both September 30, 2022 and 2021.

For finance lease assets and liabilities as of September 30, 2022 and 2021, the weighted average remaining lease term was 4.0 years and 3.4 years, respectively, and the weighted average discount rate used in the valuation over the remaining lease term is 2.7 percent and 3.5 percent as of September 30, 2022 and 2021, respectively.

The following table presents the Company’s maturities of lease liabilities as of September 30, 2022:

(Thousands)	Operating Leases	Finance Leases
2023	$8,024	$7,252
2024	7,652	7,909
2025	7,087	6,026
2026	6,998	4,955
2027	6,972	2,630
Thereafter	190,972	3,262
Total future lease payments	227,705	32,034
Less: interest	(84,761)	(1,744)
Total lease liability	$142,944	$30,290

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
15. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through September 2039, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $196.6 million at current contract rates and volumes, which are recoverable through BGSS.

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

Commitments as of September 30, 2022, for natural gas purchases and future demand fees for the next five fiscal year periods, are as follows:

(Thousands)	2022	2023	2024	2025	2026	Thereafter
Energy Services:
Natural gas purchases	$199,629	$2,355	$—	$—	$—	$—
Storage demand fees	21,160	12,607	6,450	3,797	2,208	819
Pipeline demand fees	56,757	44,466	32,285	31,876	23,061	20,724
Sub-total Energy Services	$277,546	$59,428	$38,735	$35,673	$25,269	$21,543
NJNG:
Natural gas purchases	$30,730	$—	$—	$—	$—	$—
Storage demand fees	47,513	35,345	17,370	10,268	9,546	4,775
Pipeline demand fees	149,071	120,805	138,949	127,722	124,163	1,057,942
Sub-total NJNG	$227,314	$156,150	$156,319	$137,990	$133,709	$1,062,717
Total	$504,860	$215,578	$195,054	$173,663	$158,978	$1,084,260

Certain pipeline demand fees totaling approximately $4.0 million per year, for which Energy Services is the responsible party, are being paid for by the counterparty to a capacity release transaction beginning November 1, 2021 for a period of 10 years.

As of September 30, 2022, the Company’s future minimum lease payments under various operating leases will not be more than $8.0 million annually for the next five years and $191.0 million in the aggregate for all years thereafter.

Guarantees

As of September 30, 2022, there were NJR guarantees covering approximately $261.7 million of Energy Services’ natural gas purchases and demand fee commitments not yet reflected in accounts payable on the Consolidated Balance Sheets.

Legal Proceedings

Manufactured Gas Plant Remediation

NJNG is responsible for the remedial cleanup of certain former MGP sites, dating back to gas operations in the late 1800s and early 1900s, which contain contaminated residues from former gas manufacturing operations. NJNG is currently involved in administrative proceedings with the NJDEP, and is participating in various studies and investigations by outside consultants, to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted, under NJDEP regulations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $110.8 million to $167.1 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of September 30, 2022, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $127.1 million on the Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if former MGP operations were active at the location. The preliminary assessment and site investigation activities are ongoing at the Aberdeen site. The estimated costs to complete the preliminary assessment and site investigation phase are included in the MGP remediation liability and corresponding regulatory asset on the Consolidated Balance Sheets at September 30, 2022 and 2021. NJNG will continue to gather information to determine whether the obligation exists to undertake remedial action, if any, and refine its estimate of potential costs for this site as more information becomes available.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. On March 23, 2022, the BPU approved an increase in the RAC, which increased the pre-tax annual recovery from $11.1 million to $11.7 million, effective April 1, 2022. On September 13, 2022, NJNG submitted its annual filing to the BPU requesting approval of RAC expenditures through June 30, 2022, as well as an increase to the RAC annual recoveries of $3.8 million, which will increase the pre-tax annual recovery to $15.5 million, effective April 1, 2023.

As of September 30, 2022, $66.1 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

Issuances of shares under the forward sale agreements are classified as equity transactions. Accordingly, no amounts relating to the forward sale agreements have or will be recorded in the financial statements until settlements take place. Prior to any settlements, the only impact to the financial statements is the inclusion of incremental shares within the calculation of diluted Earnings Per Share using the treasury stock method until settlement of the forward sale agreements. Under this method, the number of the Company common shares used in calculating diluted Earnings Per Share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon physical settlement of the forward sale agreements less the number of shares that would be purchased by the Company in the market (based on the average market price during the same reporting period) using the proceeds receivable upon settlement (based on the adjusted forward sale price at the end of that reporting period). Share dilution occurs when the average market price of the Company’s common shares is higher than the adjusted forward sale price.

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

17. REPORTING SEGMENT AND OTHER OPERATIONS DATA

The Company organizes its businesses based on a combination of factors, including its products and its regulatory environment. As a result, the Company manages its businesses through the following reporting segments and other business operations: Natural Gas Distribution consists of regulated energy and off-system, capacity and storage management operations; Clean Energy Ventures consists of capital investments in clean energy projects; Energy Services consists of unregulated wholesale and retail energy operations; Storage and Transportation consists of the Company’s investments in natural gas transportation and storage facilities; the Home Services and Other operations consist of heating, cooling and water appliance sales, installations and services, other investments and general corporate activities.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Information related to the Company’s various reporting segments and other business operations is detailed below:

(Thousands)
Fiscal Years Ended September 30,	2022	2021	2020
Operating revenues
Natural Gas Distribution
External customers	$1,127,417	$731,796	$729,923
Intercompany	1,350	—	—
Clean Energy Ventures
External customers	128,280	95,275	102,617
Energy Services
External customers (1)	1,529,178	1,228,846	1,029,303
Intercompany	94	(426)	1,116
Storage and Transportation
External customers	65,286	49,252	42,015
Intercompany	2,449	1,768	2,713
Subtotal	2,854,054	2,106,511	1,907,687
Home Services and Other
External customers	55,818	51,444	49,810
Intercompany	364	785	1,207
Eliminations	(4,257)	(2,127)	(5,036)
Total	$2,905,979	$2,156,613	$1,953,668
Depreciation and amortization
Natural Gas Distribution	$94,579	$80,045	$71,883
Clean Energy Ventures	21,396	20,567	25,329
Energy Services (2)	148	111	123
Storage and Transportation	12,302	9,960	9,293
Subtotal	128,425	110,683	106,628
Home Services and Other	824	980	1,032
Eliminations	—	(276)	(292)
Total	$129,249	$111,387	$107,368
Interest income (3)
Natural Gas Distribution	$895	$85	$538
Clean Energy Ventures	—	241	240
Energy Services	16	11	99
Storage and Transportation	2,110	2,243	3,510
Subtotal	3,021	2,580	4,387
Home Services and Other	944	522	8,633
Eliminations	(1,249)	(935)	(10,061)
Total	$2,716	$2,167	$2,959
(1)Includes sales to Canada for Energy Services, which are $2.4 million, $75,000 and $584,000 in the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
(2)The amortization of acquired wholesale energy contracts is excluded above and is included in natural gas purchases - nonutility on the Consolidated Statements of Operations.
(3)Included in other income, net on the Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

(Thousands)
Fiscal Years Ended September 30,	2022	2021	2020
Interest expense, net of capitalized interest
Natural Gas Distribution	$46,394	$36,405	$30,975
Clean Energy Ventures	21,968	22,548	20,253
Energy Services	4,725	2,204	3,276
Storage and Transportation	12,097	13,348	13,124
Subtotal	85,184	74,505	67,628
Home Services and Other	646	4,054	10,327
Eliminations	—	—	(10,358)
Total	$85,830	$78,559	$67,597
Income tax provision (benefit)
Natural Gas Distribution	$40,141	$19,054	$27,021
Clean Energy Ventures	11,361	5,048	11,034
Energy Services	21,776	18,371	(3,615)
Storage and Transportation	1,879	(10,043)	4,247
Subtotal	75,157	32,430	38,687
Home Services and Other	1,059	(196)	(2,478)
Eliminations	(21)	1,052	285
Total	$76,195	$33,286	$36,494
Equity in earnings (loss) of affiliates
Storage and Transportation	$9,865	$(81,072)	$15,903
Eliminations	(1,688)	(2,140)	(1,592)
Total	$8,177	$(83,212)	$14,311
Net financial earnings (loss)
Natural Gas Distribution	$140,124	$107,375	$126,902
Clean Energy Ventures	39,403	16,789	22,111
Energy Services	39,121	71,117	(7,873)
Storage and Transportation	22,454	13,046	18,311
Subtotal	241,102	208,327	159,451
Home Services and Other	(781)	(826)	5,784
Eliminations	—	211	98
Total	$240,321	$207,712	$165,333
Capital expenditures
Natural Gas Distribution	$298,374	$426,628	$290,040
Clean Energy Ventures	146,676	87,852	133,841
Storage and Transportation	151,988	107,500	20,998
Subtotal	597,038	621,980	444,879
Home Services and Other	1,390	2,630	3,230
Total	$598,428	$624,610	$448,109
(Return of capital from) investments in equity investees
Storage and Transportation	$(5,479)	$690	$2,117
Total	$(5,479)	$690	$2,117

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

The Company’s assets for the various reporting segments and other business operations are detailed below:

(Thousands)	2022	2021	2020
Assets at end of period:
Natural Gas Distribution	$4,030,686	$3,707,461	$3,531,477
Clean Energy Ventures	1,015,065	914,788	814,277
Energy Services	333,064	365,423	244,836
Storage and Transportation	999,520	862,407	844,799
Subtotal	6,378,335	5,850,079	5,435,389
Home Services and Other	159,068	162,134	138,375
Intercompany assets (1)	(275,987)	(289,935)	(257,287)
Total	$6,261,416	$5,722,278	$5,316,477
(1)Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company’s reporting segments and other business operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

(Thousands)	2022	2021	2020
Net financial earnings	$240,321	$207,712	$165,333
Less:
Unrealized (gain) loss on derivative instruments and related transactions	(59,906)	54,203	(9,644)
Tax effect	14,248	(12,887)	2,296
Effects of economic hedging related to natural gas inventory	19,939	(42,405)	12,690
Tax effect	(4,738)	10,078	(3,016)
(Gain on) impairment of equity method investment	(5,521)	92,000	—
Tax effect	1,377	(11,167)	—
Net income	$274,922	$117,890	$163,007

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

NFE is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of natural gas, SRECs and foreign currency contracts. Consequently, to reconcile between net income and NFE, current-period unrealized gains and losses on the derivatives are excluded from NFE as a reconciling item. Realized derivative gains and losses are also included in current-period net income. However, NFE includes only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical natural gas flows. NFE also excludes certain transactions associated with equity method investments, including impairment charges, which are non-cash charges, and return of capital in excess of the carrying value of our investment. These are considered unusual in nature and occur infrequently such that they are not indicative of the Company’s performance for our ongoing operations. Included in the tax effects are current and deferred income tax expense corresponding with the components of NFE.

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

Energy Services may periodically enter into storage or park and loan agreements with an affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of September 30, 2022, Energy Services has entered into transactions with Steckman Ridge for varying terms, all of which expire by March 31, 2024.

Demand fees, net of eliminations, associated with Steckman Ridge during the fiscal years ended September 30, were as follows:

(Thousands)	2022	2021	2020
Natural Gas Distribution	$6,663	$6,449	$5,900
Energy Services	732	564	183
Total	$7,395	$7,013	$6,083

The following table summarizes demand fees payable to Steckman Ridge as of September 30:

(Thousands)	2022	2021
Natural Gas Distribution	$775	$778
Energy Services	76	83
Total	$851	$861

NJNG and Energy Services have entered into various AMAs, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. As of September 30, 2022, NJNG and Energy Services had one AMA with an expiration date of March 31, 2023.

NJNG has entered into a 5-year transportation precedent agreement with Adelphia Gateway for committed capacity of 130,000 Dths per day, which began on August 9, 2022.

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

NJNG entered into a 15-year transportation precedent agreement with Adelphia Gateway for committed capacity of 130,000 Dth per day, beginning November 1, 2023; however, the agreement term will automatically be reduced to 7 years if Transco has not placed its Regional Energy Access Expansion project into service by October 31, 2030.

The intercompany profit for certain transactions between NJNG and Energy Services and NJNG and Adelphia Gateway is not eliminated in accordance with ASC 980, Regulated Operations.

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

Changes in Internal Control over Financial Reporting

We periodically review our internal controls over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal controls over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal controls environment. There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

New Jersey Resources Corporation
Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

All Financial Statements of the Registrant are filed as part of this report and included in Item 8 of Part II of this Form 10-K.

(a) 2. Financial Statement Schedules-See Index to Financial Statement Schedules in Item 8.

(a) 3. Exhibits-See Exhibit Index on page	137.

New Jersey Resources Corporation
Part IV

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II - Valuation and qualifying accounts and reserves for each of the three years in the period ended September 30, 2022	136

Schedules other than those listed above are omitted because they are either not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

New Jersey Resources Corporation
Part IV
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2022, 2021 and 2020

(Thousands)		ADDITIONS
CLASSIFICATION	BEGINNING BALANCE	CHARGED TO EXPENSE	OTHER		ENDING BALANCE
2022
Valuation allowance for deferred tax assets	$23,613	(1,372)	—		$22,241
Allowance for doubtful accounts	$24,652	2,401	(7,674)	(1)	$19,379
2021
Valuation allowance for deferred tax assets	$17,639	6,355	(381)		$23,613
Allowance for doubtful accounts	$7,242	18,986	(1,576)	(1)	$24,652
2020
Valuation allowance for deferred tax assets	$4,035	15,869	(2,265)		$17,639
Allowance for doubtful accounts	$6,148	2,238	(1,144)	(1)	$7,242
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

4.3(k)
Tenth Supplemental Indenture, dated as of October 1, 2021, by and between New Jersey Natural Gas Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.3(l)
Eleventh Supplemental Indenture, dated as of May 1, 2022, by and between New Jersey Natural Gas Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on June 1, 2022)

4.3(m)
Twelfth Supplemental Indenture, dated as of October 1, 2022, by and between New Jersey Natural Gas Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, as filed on October 28, 2022)

4.4
$75,000,000 Shelf Note Purchase Agreement, dated as of June 30, 2011, between New Jersey Resources Corporation and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on July 6, 2011)

4.4(a)
First Amendment to the Prudential Facility, dated as of July 25, 2014, between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on November 12, 2014)

4.4(b)
Second Amendment to the Prudential Facility, dated as of September 28, 2015, between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on October 2, 2015)

4.4(c)
Third Amendment to the Shelf Note Purchase Agreement dated as of June 30, 2011, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.4(d)
Fourth Amendment to the Shelf Note Purchase Agreement, among New Jersey Resources Corporation, PGIM, Inc. (formerly Prudential Investment Management, Inc.) and the Purchasers party thereto dated as of September 16, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on September 20, 2022)

4.5
$125,000,000 Note Purchase Agreement, dated as of February 7, 2014, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q, as filed on May 7, 2014)

4.6
Loan Agreement between New Jersey Economic Development Authority and New Jersey Natural Gas Company, dated as of August 1, 2011 (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed on November 23, 2011)

4.7
First Amendment to the Loan Agreement, dated as of August 1, 2019, between NJNG and New Jersey Economic Development Authority (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed on November 22, 2019)

4.8
First Supplemental Indenture, dated as of August 1, 2019, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed on November 22, 2019)

4.9
$50,000,000 Note Purchase Agreement, dated as of February 8, 2013, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q, as filed on May 3, 2013)

4.10
$150,000,000 Note Purchase Agreement, dated as of February 12, 2015, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on February 17, 2015)

4.11
Note Purchase Agreement, dated as of March 22, 2016, among New Jersey Resources Corporation and each of the Purchasers listed in Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on March 25, 2016)

4.12
$125,000,000 Note Purchase Agreement, dated as of June 21, 2016, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 22, 2016)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

4.13
$125,000,000 Note Purchase Agreement, dated as of May 11, 2018, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on May 11, 2018)

4.14
$100,000,000 Note Purchase Agreement, dated as of June 8, 2018, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 8, 2018)

4.15
Amended and Restated Indenture, dated as of April 1, 2019, between NJNG and New Jersey Economic Development Authority and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q, as filed on May 3, 2019)

4.16
Second Amendment to the Loan Agreement, dated as of April 1, 2019, between NJNG and New Jersey Economic Development Authority (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q, as filed on May 3, 2019)

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

4.30
First Amendment to the Note Purchase Agreement dated as of September 1, 2020, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.31
$100,000,000 Note Purchase Agreement, dated as of May 27, 2022, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 1, 2022)

4.32
$110,000,000 Note Purchase Agreement, dated as of June 23, 2022, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 27, 2022)

4.33
$125,000,000 Note Purchase Agreement, dated as of October 24, 2022, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on October 28, 2022)

4.34
$50,000,000 Note Purchase Agreement, dated as of October 24, 2022, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on October 28, 2022)

10.1*
Form of Amended and Restated Supplemental Executive Retirement Plan Agreement between the Company and Named Executive Officer (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.1(a)*
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

10.3*	Summary of 2023 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on September 20, 2022)

10.4*	Summary of 2022 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on September 9, 2021)

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

10.11*
New Jersey Resources Savings Equalization Plan (as amended and restated as of November 16, 2020) (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

10.12*
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

10.14*
New Jersey Resources Corporation Officers’ Deferred Compensation Plan (as amended and restated on November 16, 2020) (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.15*
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

10.16(a)*	Schedule of Employee Continuation Agreements (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

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

10.20*
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

10.25*
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

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

10.29*	2017 Stock Award and Incentive Plan Form of Director Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on January 23, 2020)

10.30*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on November 13, 2020)

10.31*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 13, 2020)

10.32*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 13, 2020)

10.33*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance-Based Restricted Stock Unit Agreement Fiscal Year 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on November 13, 2020)

10.34*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on November 15, 2021)

10.35*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 15, 2021)

10.36*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 15, 2021)

10.37*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance-Based Restricted Stock Unit Agreement Fiscal Year 2022 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on November 15, 2021)

10.38*
Incentive Award Agreement, by and between New Jersey Resources Corporation and Timothy F. Shea, dated as of January 26, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on February 3, 2022)

10.39*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on November 17, 2022)

10.40*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 17, 2022)

10.41*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 17, 2022)

10.42*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 17, 2022)

10.43
364-Day $250,000,000 Revolving Credit Facility, dated as of April 24, 2020 by and among New Jersey Resources Corporation and each of the Guarantors party thereto and the lenders party thereto, and PNC Bank, National Association and PNC Capital Markets LLC, SunTrust Robinson Humphrey, Inc. and TD Bank, N.A., as Joint Lead Arrangers, and Truist Bank and TB Bank, N.A., as Co- Syndication Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on April 27, 2020)

10.44
$500,000,000 Second Amended and Restated Credit Agreement, dated as of September 2, 2021, by and among New Jersey Resources Corporation, the guarantors thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Mizuho Bank, Ltd., as Syndication Agents, and U.S. Bank National Association, Bank of America, N.A., TD Bank, N.A. and The Bank of Nova Scotia, as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on September 9, 2021)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

10.45
$250,000,000 Second Amended and Restated Credit Agreement dated as of September 2, 2021, by and among New Jersey Natural Gas Company, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Mizuho Bank, Ltd., as Syndication Agents, and U.S. Bank National Association, Bank of America, N.A., TD Bank, N.A., and The Bank of Nova Scotia, as Documentation Agents (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on September 9, 2021)

10.46
$150,000,000 Term Loan Credit Agreement, dated as of February 8, 2022, by and among NJR, the guarantors thereto and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on February 11, 2022)

10.47
First Amendment to Second Amended and Restated Credit Agreement, dated as of August 30, 2022, by and among NJR, the guarantors thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on September 6, 2022)

10.48
First Amendment to Second Amended and Restated Credit Agreement dated as of August 30, 2022, by and among NJNG, the lenders party thereto and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on September 6, 2022)

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101+	Interactive Data File {Annual Report on Form 10-K, for the fiscal year ended September 30, 2022, furnished in iXBRL (Inline eXtensible Business Reporting Language)}

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)

Date:	November 17, 2022	By:/s/ Roberto Bel
Roberto Bel
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

November 17, 2022	/s/ Stephen D. Westhoven	November 17, 2022	/s/ Roberto Bel
	Stephen D. Westhoven President and Chief Executive Officer Director (Principal Executive Officer)		Roberto Bel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 17, 2022	/s/ Donald L. Correll	November 17, 2022	/s/ Thomas C. O’Connor
	Donald L. Correll Chairman		Thomas C. O’Connor Director

November 17, 2022	/s/ Gregory E. Aliff	November 17, 2022	/s/ Michael O’Sullivan
	Gregory E. Aliff Director		Michael O’Sullivan Director

November 17, 2022	/s/ James H. DeGraffenreidt, Jr.	November 17, 2022	/s/ Sharon C. Taylor
	James H. DeGraffenreidt, Jr. Director		Sharon C. Taylor Director

November 17, 2022	/s/ Robert B. Evans	November 17, 2022	/s/ David A. Trice
	Robert B. Evans Director		David A. Trice Director

November 17, 2022	/s/ M. Susan Hardwick	November 17, 2022	/s/ George R. Zoffinger
	M. Susan Hardwick Director		George R. Zoffinger Director

November 17, 2022	/s/ Jane M. Kenny
Jane M. Kenny Director