Form 10-Q
period 2022-12-31
NEW JERSEY RESOURCES CORP
filed 2023-02-02
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
OR
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of January 30, 2023 was 96,887,997.

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

Fitch	Fitch Ratings Company
FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles of the United States
Home Services and Other	Home Services and Other Operations
ICE	Intercontinental Exchange
IIP	Infrastructure Investment Program
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
Leaf River	Leaf River Energy Center LLC
MGP	Manufactured Gas Plant
MMBtu	Million British Thermal Units
Moody's	Moody's Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014, as amended
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
Natural Gas Distribution	Natural Gas Distribution segment
NFE	Net Financial Earnings
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

NJNG Credit Facility	The $250 million unsecured committed credit facility expiring in September 2027
NJR Credit Facility	The $650 million unsecured committed credit facility expiring in September 2027
NJR or The Company	New Jersey Resources Corporation
NJR Retail	NJR Retail Company
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
O&M	Operation and Maintenance
OPEB	Other Postemployment Benefit Plans
PennEast	PennEast Pipeline Company, LLC
PPA	Power Purchase Agreement
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
SAFE II	Safety Acceleration and Facility Enhancement Program, Phase II
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Charge
SOFR	Secured Overnight Financing Rate
SREC	Solar Renewable Energy Certificate
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Storage and Transportation	Storage and Transportation segment
TETCO	Texas Eastern Transmission
The Inflation Reduction Act	The Inflation Reduction Act of 2022
The Tax Act	An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017
TREC	Transition Renewable Energy Certificate
Trustee	U.S. Bank National Association
U.S.	The United States of America
USF	Universal Service Fund
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

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, RECs, future rate case proceedings, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2023 and thereafter include many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as well as the following, which are neither presented in order of importance nor weighted:

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	December 31,
(Thousands, except per share data)	2022	2021
OPERATING REVENUES
Utility	$357,409	$274,435
Nonutility	366,158	401,407
Total operating revenues	723,567	675,842
OPERATING EXPENSES
Natural gas purchases:
Utility	182,446	122,269
Nonutility	232,070	278,794
Related parties	1,827	1,846
Operation and maintenance	79,501	68,984
Regulatory rider expenses	18,251	16,671
Depreciation and amortization	36,683	30,393
Total operating expenses	550,778	518,957
OPERATING INCOME	172,789	156,885
Other income, net	4,655	4,136
Interest expense, net of capitalized interest	29,491	19,477
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	147,953	141,544
Income tax provision	32,978	30,807
Equity in earnings of affiliates	946	575
NET INCOME	$115,921	$111,312

EARNINGS PER COMMON SHARE
Basic	$1.20	$1.16
Diluted	$1.19	$1.16
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	96,485	95,944
Diluted	97,083	96,356

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2022	2021
Net income	$115,921	$111,312
Other comprehensive income, net of tax
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(79) and $(79), respectively	263	264
Adjustment to postemployment benefit obligation, net of tax of $(12) and $(233), respectively	41	766
Other comprehensive income	$304	$1,030
Comprehensive income	$116,225	$112,342

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2022	2021
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income	$115,921	$111,312
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) on derivative instruments	(31,503)	(82,191)
Depreciation and amortization	36,683	30,393
Amortization of acquired wholesale energy contracts	530	589
Allowance for equity used during construction	(1,054)	(2,494)
Allowance for doubtful accounts	(2,459)	550
Non cash lease expense	727	889
Deferred income taxes	11,861	14,855
Equivalent value of ITCs recognized on equipment financing	(899)	(727)
Manufactured gas plant remediation costs	(2,627)	(12,368)
Equity in earnings, net of distributions received from equity investees	—	481
Cost of removal - asset retirement obligations	(322)	(282)
Contributions to postemployment benefit plans	(249)	(1,942)
Taxes related to stock-based compensation	554	(166)
Changes in:
Components of working capital	(335,025)	(153,195)
Other noncurrent assets	4,440	(1,529)
Other noncurrent liabilities	114,475	58,418
Cash flows used in operating activities	(88,947)	(37,407)
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(74,742)	(64,350)
Solar equipment	(43,993)	(25,380)
Storage and Transportation and other	(19,859)	(65,454)
Cost of removal	(7,329)	(9,114)
Distribution from equity investees in excess of equity in earnings	361	244
Cash flows used in investing activities	(145,562)	(164,054)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	175,000	100,000
Payments of long-term debt	(4,782)	(1,810)
Proceeds from short-term debt, net	40,500	110,650
Proceeds from sale leaseback transactions - solar	33,150	3,300
Proceeds from sale leaseback transactions - natural gas meters	8,441	17,300
Payments of common stock dividends	(34,508)	(31,841)
Proceeds from waiver discount issuance of common stock	17,919	—
Proceeds from issuance of common stock - DRP	3,847	3,805
Tax withholding payments related to net settled stock compensation	(3,642)	(3,433)
Cash flows from financing activities	235,925	197,971
Change in cash, cash equivalents and restricted cash	1,416	(3,490)
Cash, cash equivalents and restricted cash at beginning of period	1,452	6,043
Cash, cash equivalents and restricted cash at end of period	$2,868	$2,553
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(247,080)	$(117,010)
Inventories	17,974	(48,866)
Recovery of natural gas costs	27,904	(4,505)
Natural gas purchases payable	(76,930)	(18,752)
Natural gas purchases payable - related parties	11	(10)
Deferred revenue, current	—	51,107
Accounts payable and other	(35,361)	(44,374)
Prepaid expenses	(10,456)	(6,951)
Prepaid and accrued taxes	39,301	31,205
Restricted broker margin accounts	(56,460)	(459)
Customers' credit balances and deposits	7,724	6,080
Other current assets (liabilities)	(1,652)	(660)
Total	$(335,025)	$(153,195)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$22,986	$13,935
Income taxes	$30	$(229)
Accrued capital expenditures	$24,119	$57,129

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
(Thousands)	December 31, 2022	September 30, 2022
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$3,627,112	$3,576,691
Construction work in progress	182,309	162,087
Nonutility plant and equipment, at cost	1,633,823	1,577,259
Construction work in progress	199,330	199,679
Total property, plant and equipment	5,642,574	5,515,716
Accumulated depreciation and amortization, utility plant	(676,944)	(659,737)
Accumulated depreciation and amortization, nonutility plant and equipment	(217,098)	(206,053)
Property, plant and equipment, net	4,748,532	4,649,926
CURRENT ASSETS
Cash and cash equivalents	2,407	1,107
Customer accounts receivable
Billed	370,965	222,297
Unbilled revenues	109,147	13,769
Allowance for doubtful accounts	(10,771)	(19,379)
Regulatory assets	61,355	40,086
Natural gas in storage, at average cost	254,360	273,644
Materials and supplies, at average cost	21,634	20,324
Prepaid expenses	19,028	8,572
Prepaid and accrued taxes	20,568	54,501
Derivatives, at fair value	44,678	24,635
Restricted broker margin accounts	93,173	94,261
Other current assets	25,280	22,270
Total current assets	1,011,824	756,087
NONCURRENT ASSETS
Investments in equity method investees	106,174	106,571
Regulatory assets	495,849	500,666
Operating lease assets	167,129	168,520
Derivatives, at fair value	3,445	6,385
Intangible assets, net	1,818	2,348
Software costs	6,649	6,120
Other noncurrent assets	68,674	64,793
Total noncurrent assets	849,738	855,403
Total assets	$6,610,094	$6,261,416

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CAPITALIZATION AND LIABILITIES

	(Unaudited)
(Thousands, except share data)	December 31, 2022	September 30, 2022
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding shares December 31, 2022 — 96,803,490; September 30, 2022 — 96,249,859	$241,845	$241,616
Premium on common stock	527,846	519,697
Accumulated other comprehensive loss, net of tax	(4,522)	(4,826)
Treasury stock at cost and other; shares December 31, 2022 — 148,914; September 30, 2022 — 611,045	11,842	(6,805)
Retained earnings	1,145,784	1,067,528
Common stock equity	1,922,795	1,817,210
Long-term debt	2,690,886	2,485,402
Total capitalization	4,613,681	4,302,612
CURRENT LIABILITIES
Current maturities of long-term debt	80,115	75,069
Short-term debt	464,450	423,950
Natural gas purchases payable	158,119	235,049
Natural gas purchases payable to related parties	862	851
Deferred revenue	39,553	35,547
Accounts payable and other	110,475	156,580
Dividends payable	37,665	37,534
Accrued taxes	10,498	5,130
Regulatory liabilities	49,382	31,090
New Jersey Clean Energy Program	14,090	15,697
Derivatives, at fair value	48,104	49,848
Operating lease liabilities	4,661	4,562
Restricted broker margin accounts	7,297	—
Customers' credit balances and deposits	40,970	33,246
Total current liabilities	1,066,241	1,104,153
NONCURRENT LIABILITIES
Deferred income taxes	255,073	238,928
Deferred investment tax credits	2,643	2,710
Deferred revenue	49,939	753
Derivatives, at fair value	23,477	14,191
Manufactured gas plant remediation	125,717	127,060
Postemployment employee benefit liability	83,892	82,867
Regulatory liabilities	184,740	185,634
Operating lease liabilities	137,627	138,382
Asset retirement obligation	55,750	55,035
Other noncurrent liabilities	11,314	9,091
Total noncurrent liabilities	930,172	854,651
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$6,610,094	$6,261,416

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance at September 30, 2022	96,250	$241,616	$519,697	$(4,826)	$(6,805)	$1,067,528	$1,817,210
Net income	—	—	—	—	—	115,921	115,921
Other comprehensive income	—	—	—	304	—	—	304
Common stock issued:
Incentive compensation plan	92	229	3,243	—	—	—	3,472
Dividend reinvestment plan (1)	93	—	437	—	3,429	—	3,866
Waiver discount	368	—	4,469	—	13,450	—	17,919
Cash dividend declared ($.39 per share)	—	—	—	—	—	(37,665)	(37,665)
Treasury stock and other	—	—	—	—	1,768	—	1,768
Balance at December 31, 2022	96,803	$241,845	$527,846	$(4,522)	$11,842	$1,145,784	$1,922,795

(1)Shares sold through the DRP issued from treasury stock are at average cost, which may differ from the actual market price paid.

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance at September 30, 2021	95,710	$240,644	$502,584	$(34,528)	$(12,448)	$934,610	$1,630,862
Net income	—	—	—	—	—	111,312	111,312
Other comprehensive income	—	—	—	1,030	—	—	1,030
Common stock issued:
Incentive compensation plan	147	367	7,135	—	—	—	7,502
Dividend reinvestment plan	105	263	3,415	—	—	—	3,678
Cash dividend declared ($.3625 per share)	—	—	—	—	—	(34,787)	(34,787)
Treasury stock and other	—	—	—	—	(2,619)	—	(2,619)
Balance at December 31, 2021	95,962	$241,274	$513,134	$(33,498)	$(15,067)	$1,011,135	$1,716,978

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

The Company provides regulated natural gas distribution services, transmission and storage services and operates certain unregulated businesses primarily through the following:

NJNG provides natural gas utility service to approximately 572,500 customers throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

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

NJR Midstream Holdings Corporation, which comprises the Storage and Transportation segment, invests in energy-related ventures through its subsidiaries. The Company operates natural gas storage and transmission assets through the wholly-owned subsidiaries of Leaf River and Adelphia Gateway, and is subject to rate regulation by FERC. The Company holds a 50 percent combined ownership interest in Steckman Ridge, located in Pennsylvania which are accounted for under the equity method of accounting and 20 percent ownership interest in PennEast, which ceased operations in fiscal 2022.

NJR Retail Holdings Corporation has one principal subsidiary, NJRHS, which provides heating, central air conditioning, standby generators, solar and other indoor and outdoor comfort products to residential homes throughout New Jersey. NJRHS is included in Home Services and Other operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission and GAAP. The September 30, 2022 Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2022 Annual Report on Form 10-K.

The Unaudited Condensed Consolidated Financial Statements include the accounts of NJR and its subsidiaries. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the results of the interim periods presented. These adjustments are of a normal and recurring nature. Because of the seasonal nature of the Company's utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ending September 30, 2023. Intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies during the reporting period. On a quarterly basis or more frequently whenever events or changes in circumstances indicate a need, the Company evaluates its estimates, including those related to the calculation of the fair value of derivative instruments, debt, equity method investments, unbilled revenues, allowance for doubtful accounts, provisions for depreciation and amortization, long-lived assets, regulatory assets and liabilities, income taxes, pensions and other postemployment benefits, contingencies related to environmental matters and litigation. Asset retirement obligations are evaluated periodically as required. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the U.S. The Company’s Unaudited Condensed Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impacts of COVID-19 on the assumptions and estimates used and determined that there have been no material adverse impacts on the Company’s results of operations as of December 31, 2022.

The Company continues to closely monitor developments related to the COVID-19 pandemic and has, when appropriate, taken steps to ensure business continuity in the safe operation of its business. These steps include working from home for office-based employees utilizing a hybrid schedule and limiting direct contact with customers. While the Company and many businesses generally have returned to normal operating practices, this remains an evolving situation. The timing for recovery of businesses and local economies, resurgences or mutations of the virus, and any potential future shutdowns remains unknown. Throughout the COVID-19 pandemic, the Company has continued to provide essential services to our customers. Both the Company and NJNG continue to have sufficient liquidity to meet their current obligations and business operations remain fundamentally unchanged at this time. The Company will continue to monitor developments affecting its employees, customers, and operations and take additional steps to address the COVID-19 pandemic and its impacts, as necessary. The Company considered the impacts of COVID-19 on the assumptions and estimates used and determined that there have been no material adverse impacts on the Company’s results of operations as of December 31, 2022.

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

TREC & SREC IIs generated are required to be purchased monthly by a REC program administrator as appointed by the BPU. Revenue is recognized when RECs are generated and are transferred monthly based upon metered solar electricity activity.

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
During December 2020, Energy Services entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts, which commenced on November 1, 2021. The AMAs include a series of temporary and permanent releases and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. Energy Services recognized $20.0 million and $22.1 million of operating revenue on the Unaudited Condensed Consolidated Statements of Operations during the three months ended December 31, 2022 and 2021, respectively. Amounts received in excess of revenue totaling $87.2 million and $33.8 million are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2022 and September 30, 2022, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and temporary investments with maturities of three months or less, and excludes restricted cash related to escrow balances for utility plant projects at NJNG, which are recorded in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	December 31, 2022	September 30, 2022	December 31, 2021
Balance Sheet
Cash and cash equivalents	$2,407	$1,107	$1,259
Restricted cash in other noncurrent assets	$461	$345	$1,294
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$2,868	$1,452	$2,553

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

Loans Receivable

NJNG currently provides loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Unaudited Condensed Consolidated Balance Sheets. The Company has $14.8 million and $14.5 million recorded in other current assets as of December 31, 2022 and September 30, 2022, respectively, and $34.7 million in other noncurrent assets as of both December 31, 2022 and September 30, 2022, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans. The Company regularly evaluates the credit quality and collection profile of its customers. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of December 31, 2022 and September 30, 2022, the Company has not recorded any impairments for SAVEGREEN loans.
Natural Gas in Storage

The following table summarizes natural gas in storage, at average cost by segment as of:

	December 31, 2022		September 30, 2022
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
Natural Gas Distribution	$152,010	22.0	$191,175	29.0
Energy Services	102,350	18.1	82,469	10.8
Total	$254,360	40.1	$273,644	39.8

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

The following tables present the software costs included in the Unaudited Condensed Consolidated Financial Statements:

(Thousands)	December 31, 2022	September 30, 2022
Balance Sheets
Utility plant, at cost	$46,066	$40,437
Construction work in progress	$22,619	$14,381
Nonutility plant and equipment, at cost	$344	$344
Accumulated depreciation and amortization, utility plant	$(4,229)	$(3,361)
Accumulated depreciation and amortization, nonutility plant and equipment	$(28)	$(25)
Software costs	$6,649	$6,120

	Three Months Ended
	December 31,
Statements of Operations	2022	2021
Operation and maintenance (1)	$3,753	$2,523
Depreciation and amortization	$871	$299
(1)During the three months ended December 31, 2022 and 2021, approximately $114,000 and $113,000, respectively, was amortized from software costs into O&M.

Sale Leasebacks

NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to renew the lease or repurchase the asset at the end of the term. Proceeds from sale leaseback transactions are accounted for as financing arrangements and are included in long-term debt on the Unaudited Condensed Consolidated Balance Sheets. NJNG received $8.4 million and $17.3 million during the three months ended December 31, 2022 and 2021, respectively, in connection with the sale leaseback of its natural gas meters.

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
Clean Energy Ventures received proceeds of $33.2 million and $3.3 million during the three months ended December 31, 2022 and 2021, respectively, in connection with sale leasebacks of commercial solar assets. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets. Clean Energy Ventures simultaneously entered into agreements to lease the assets back over a term of five to 15 years. The Company continues to operate the solar assets and is responsible for related expenses and entitled to retain the revenue generated from SRECs, TRECs, SREC IIs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer; however, the payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax attributes. Accordingly, Clean Energy Ventures recognizes the equivalent value of the tax attributes in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease.

Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of related tax effects during the three months ended December 31, 2022 and 2021:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance at September 30, 2022	$(8,322)	$3,496		$(4,826)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(79), $(12) and $(91), respectively	263	41	(1)	304
Balance at December 31, 2022	$(8,059)	$3,537		$(4,522)

Balance at September 30, 2021	$(9,376)	$(25,152)		$(34,528)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(79), $(233) and $(312), respectively	264	766	(1)	1,030
Balance at December 31, 2021	$(9,112)	$(24,386)		$(33,498)
(1)Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

Recently Adopted Updates to the Accounting Standards Codification

Debt and Other

In August 2020, the FASB issued ASU No. 2020-06, an amendment to ASC 470, Debt, and ASC 815, Derivatives and Hedging, which changes the accounting for convertible instruments by reducing the number of acceptable accounting models to three models including, the embedded derivative, substantial premium, and traditional no proceeds allocated models. The Company adopted this guidance on October 1, 2022, and as the Company does not currently have convertible debt instruments, there was no impact on its financial position, results of operations, cash flows and disclosures upon adoption.

In May 2021, the FASB issued ASU No. 2021-04, an amendment to ASC 470, Debt, ASC 260, Earnings per Share, ASC 718, Stock Compensation, and ASC 815, Derivatives and Hedging. The update impacts equity-classified written call options that remain equity-classified after a modification or exchange. The Company adopted this guidance on October 1, 2022, on a prospective basis. As the Company does not currently have equity-classified written call options, there was no impact on its financial position, results of operations, cash flows and disclosures upon adoption.

Leases

In July 2021, the FASB issued ASU No. 2021-05, an amendment to ASC 842, Leases, which requires a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if another classification, including sales-type or direct financing would trigger a loss at the lease commencement date. The Company adopted this guidance on October 1, 2022, on a prospective basis. The Company currently does not have any leases that meet this criteria, so there was no material impact on its financial position, results of operations, cash flows and disclosures upon adoption.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Recent Updates to the Accounting Standards Codification

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08, an amendment to ASC 805, Business Combinations, which requires that an acquirer recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The guidance is effective for the Company beginning October 1, 2023, and will be applied on a prospective basis to new acquisitions following the date of adoption. The Company is currently evaluating the amendment to understand the impact on its financial position, results of operations, cash flows and disclosures upon adoption.

Derivatives and Hedging

In March 2022, the FASB issued ASU No. 2022-01, an amendment to ASC 815, Derivatives and Hedging, which addresses fair value hedge accounting of interest rate risk for portfolios of financial assets. This update further clarifies guidance previously released in ASU 2017-12 which established the "last-of-layer" method and this update renames that method as the “portfolio layer” method. The guidance is effective for the Company beginning October 1, 2023, and the transition method can be on a prospective basis for a multiple-layer hedging strategy or a modified retrospective basis for a portfolio layer method. As the Company does not currently apply hedge accounting to any of its risk management activities, it does not expect the amendment to have an impact on its financial position, results of operations, cash flows and disclosures upon adoption.

Financial Instruments

In March 2022, the FASB issued ASU No. 2022-02, an amendment to ASC 326, Financial Instruments-Credit Losses, which eliminates the accounting guidance for creditors in troubled debt restructuring. It also aligns conflicting disclosure requirement guidance in ASC 326 by requiring disclosure of current-period gross write-offs by year of origination. The amendment also adds new disclosures for creditors with loan refinancing and restructuring for borrowers experiencing financial difficulty. The guidance is effective for the Company beginning October 1, 2023, and the Company can elect to apply it either on a modified retrospective or prospective basis. At this time, the Company has not experienced a troubled debt restructuring and does not expect the amendments to have an impact on its financial position, results of operations and cash flows upon adoption. The Company is currently evaluating the amendment to understand the impact on its disclosures upon adoption.

Fair Value Measurement

In June 2022, the FASB issued ASU No. 2022-03, an amendment to ASC 820, Fair Value Measurement, The amendment clarifies the fair value principles when measuring the fair value of an equity security subject to a contractual sale restriction. The guidance is effective for the Company on October 1, 2024, and will be applied on a prospective basis. At this time, the Company does not have equity securities subject to contractual sale restrictions, and therefore this amendment would only impact the Company upon adoption if, in the future, it entered into such transactions.

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

Revenue is derived from the contract terms and is recognized as invoiced, with the payment due each month for the previous month's services.

Clean Energy Ventures	Renewable energy certificates
Certain Clean Energy Ventures projects generate TRECs and SREC IIs under the established administratively determined incentive program. A TREC or SREC II is created for every MWh of electricity produced by a solar generator. The performance obligation of Clean Energy Ventures is to generate electricity. TRECs and SREC IIs under the administratively determined incentive program are purchased monthly by a REC Administrator.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognized at a Point in Time:
Segment/ Operations	Performance Obligation	Description
Energy Services	Natural gas services
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
Home Services installs appliances, including but not limited to, furnaces, air conditioning units, boilers and generators for customers. The distinct performance obligation is the installation of the contracted appliance, which is satisfied at the point in time the item is installed.

The transaction price for each installation differs accordingly. Revenue is recognized at a point in time upon completion of the installation, which is when the customer is billed.

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the three months ended December 31, 2022 and 2021, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures		Energy Services	Storage and Transportation	Home Services and Other	Total
2022
Natural gas utility sales (1)	$288,167	—		—	—	—	$288,167
Natural gas services	—	—		27,848	26,838	—	54,686
Service contracts	—	—		—	—	8,661	8,661
Installations and maintenance	—	—		—	—	5,605	5,605
Renewable energy certificates	—	1,202		—	—	—	1,202
Electricity sales	—	7,704		—	—	—	7,704
Eliminations (2)	(337)	—		—	(1,124)	(13)	(1,474)
Revenues from contracts with customers	287,830	8,906		27,848	25,714	14,253	364,551
Alternative revenue programs (3)	(3,465)	—		—	—	—	(3,465)
Derivative instruments	73,044	3,886	(4)	293,934	—	—	370,864
Eliminations (2)	—	—		(8,383)	—	—	(8,383)
Revenues out of scope	69,579	3,886		285,551	—	—	359,016
Total operating revenues	$357,409	12,792		313,399	25,714	14,253	$723,567
2021
Natural gas utility sales	$223,796	—		—	—	—	$223,796
Natural gas services	—	—		27,879	12,143	—	40,022
Service contracts	—	—		—	—	8,467	8,467
Installations and maintenance	—	—		—	—	5,484	5,484
Renewable energy certificates	—	846		—	—	—	846
Electricity sales	—	6,470		—	—	—	6,470
Eliminations (1)	(337)	—		—	(559)	(99)	(995)
Revenues from contracts with customers	223,459	7,316		27,879	11,584	13,852	284,090
Alternative revenue programs (3)	10,654	—		—	—	—	10,654
Derivative instruments	40,322	2,867	(4)	341,365	—	—	384,554
Eliminations (2)	—	—		(3,456)	—	—	(3,456)
Revenues out of scope	50,976	2,867		337,909	—	—	391,752
Total operating revenues	$274,435	10,183		365,788	11,584	13,852	$675,842
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the three months ended December 31, 2022 and 2021, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
2022
Residential	$216,938	3,293	—	—	14,180	$234,411
Commercial and industrial	43,795	5,613	27,848	25,714	73	103,043
Firm transportation	26,199	—	—	—	—	26,199
Interruptible and off-tariff	898	—	—	—	—	898
Revenues out of scope	69,579	3,886	285,551	—	—	359,016
Total operating revenues	$357,409	12,792	313,399	25,714	14,253	$723,567
2021
Residential	$151,308	2,972	—	—	13,775	$168,055
Commercial and industrial	47,184	4,344	27,879	11,584	77	91,068
Firm transportation	22,675	—	—	—	—	22,675
Interruptible and off-tariff	2,292	—	—	—	—	2,292
Revenues out of scope	50,976	2,867	337,909	—	—	391,752
Total operating revenues	$274,435	10,183	365,788	11,584	13,852	$675,842

Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the three months ended December 31, 2022 and 2021, are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of September 30, 2022	$222,297	$13,769	$33,246
Increase	148,668	95,378	7,724
Balance as of December 31, 2022	$370,965	$109,147	$40,970
Balance as of September 30, 2021	$212,838	$10,351	$32,586
Increase	53,977	62,598	6,080
Balance as of December 31, 2021	$266,815	$72,949	$38,666

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2022 and September 30, 2022:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
December 31, 2022
Customer accounts receivable
Billed	$147,629	5,508	206,374	9,350	2,104	$370,965
Unbilled	106,580	2,567	—	—	—	109,147
Customers' credit balances and deposits	(40,967)	—	—	(3)	—	(40,970)
Total	$213,242	8,075	206,374	9,347	2,104	$439,142
September 30, 2022
Customer accounts receivable
Billed	$78,508	5,566	129,199	7,012	2,012	$222,297
Unbilled	10,814	2,955	—	—	—	13,769
Customers' credit balances and deposits	(33,246)	—	—	—	—	(33,246)
Total	$56,076	8,521	129,199	7,012	2,012	$202,820

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

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for NJNG are comprised of the following:

(Thousands)	December 31, 2022	September 30, 2022
Regulatory assets-current
New Jersey Clean Energy Program	$14,090	$15,697
Conservation Incentive Program	19,633	23,099
Derivatives at fair value, net	26,314	—
Other current regulatory assets	1,318	1,290
Total current regulatory assets	$61,355	$40,086
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$65,671	$66,149
Liability for future expenditures	125,727	127,070
Deferred income taxes	40,732	40,520
SAVEGREEN	54,909	52,690
Postemployment and other benefit costs	55,972	56,021
Deferred storm damage costs	1,629	2,172
Cost of removal	106,645	104,850
Other noncurrent regulatory assets	39,249	45,828
Total noncurrent regulatory assets	$490,534	$495,300
Regulatory liability-current
Overrecovered natural gas costs	$42,245	$17,807
Derivatives at fair value, net	681	7,972
Total current regulatory liabilities	$42,926	$25,779
Regulatory liabilities-noncurrent
Tax Act impact (1)	$184,112	$185,367
Derivatives at fair value, net	—	116
Other noncurrent regulatory liabilities	628	151
Total noncurrent regulatory liabilities	$184,740	$185,634
(1)Reflects the re-measurement and subsequent amortization of NJNG's net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act.

Other noncurrent regulatory assets include deferred pandemic costs of approximately $3.9 million and $6.9 million as of December 31, 2022 and September 30, 2022, respectively, primarily related to a portion of bad debt associated with customer accounts receivable resulting from the impacts of the ongoing COVID-19 pandemic. These costs are eligible for future regulatory recovery. On January 5, 2023, NJNG advised the BPU that it will cease deferring COVID-19 costs as of December 31, 2022, and will seek recovery of its regulatory asset balance in its next base rate proceeding.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for Adelphia Gateway are comprised of the following:

(Thousands)	December 31, 2022	September 30, 2022
Total noncurrent regulatory assets	$5,316	$5,366
Total current regulatory liabilities	6,456	5,311

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

Fair Value of Derivatives

The following table presents the fair value of the Company's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Derivatives at Fair Value
		December 31, 2022		September 30, 2022
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$710	$29	$252	$11
Financial commodity contracts	Derivatives - current	4,893	7,352	85	6,281
Energy Services:
Physical commodity contracts	Derivatives - current	7,888	14,549	9,857	17,051
	Derivatives - noncurrent	7	15,354	376	13,561
Financial commodity contracts	Derivatives - current	31,187	26,174	14,423	26,488
	Derivatives - noncurrent	3,438	8,123	6,009	630
Foreign currency contracts	Derivatives - current	—	—	18	17
Total fair value of derivatives		$48,123	$71,581	$31,020	$64,039

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
The following table summarizes the reported gross amounts, the amounts that the Company has the right to offset but elects not to, financial collateral and the net amounts the Company could present on the Unaudited Condensed Consolidated Balance Sheets but elects not to.

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of December 31, 2022:
Derivative assets:
Energy Services
Physical commodity contracts	$7,895	$(1,698)	$(1,310)	$4,887
Financial commodity contracts	34,625	(14,224)	—	20,401
Total Energy Services	$42,520	$(15,922)	$(1,310)	$25,288
Natural Gas Distribution
Physical commodity contracts	$710	$—	$—	$710
Financial commodity contracts	4,893	(4,893)	—	—
Total Natural Gas Distribution	$5,603	$(4,893)	$—	$710
Derivative liabilities:
Energy Services
Physical commodity contracts	$29,903	$(1,698)	$—	$28,205
Financial commodity contracts	34,297	(14,224)	—	20,073
Total Energy Services	$64,200	$(15,922)	$—	$48,278
Natural Gas Distribution
Physical commodity contracts	$29	$—	$—	$29
Financial commodity contracts	7,352	(4,893)	—	2,459
Total Natural Gas Distribution	$7,381	$(4,893)	$—	$2,488
As of September 30, 2022:
Derivative assets:
Energy Services
Physical commodity contracts	$10,233	$(404)	$(200)	$9,629
Financial commodity contracts	20,432	(12,198)	—	8,234
Foreign currency contracts	18	(17)	—	1
Total Energy Services	$30,683	$(12,619)	$(200)	$17,864
Natural Gas Distribution
Physical commodity contracts	$252	$—	$—	$252
Financial commodity contracts	85	(85)	—	—
Total Natural Gas Distribution	$337	$(85)	$—	$252
Derivative liabilities:
Energy Services
Physical commodity contracts	$30,612	$(404)	$—	$30,208
Financial commodity contracts	27,118	(12,198)	—	14,920
Foreign currency contracts	17	(17)	—	—
Total Energy Services	$57,747	$(12,619)	$—	$45,128
Natural Gas Distribution
Physical commodity contracts	$11	$—	$—	$11
Financial commodity contracts	6,281	(85)	—	6,196
Total Natural Gas Distribution	$6,292	$(85)	$—	$6,207
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

The following table presents the effect of derivative instruments recognized on the Unaudited Condensed Consolidated Statements of Operations for the periods set forth below:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended
		December 31,
Derivatives not designated as hedging instruments:		2022	2021
Energy Services:
Physical commodity contracts	Operating revenues	$10,038	$150
Physical commodity contracts	Natural gas purchases	(670)	1,505
Financial commodity contracts	Natural gas purchases	41,611	61,189
Total unrealized and realized loss		$50,979	$62,844

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

	Three Months Ended
	December 31,
(Thousands)	2022	2021
Natural Gas Distribution:
Physical commodity contracts	$(28,031)	$1,696
Financial commodity contracts	(31,663)	(14,647)
Total unrealized and realized loss	$(59,694)	$(12,951)

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

(Thousands)	Amount of pre-tax gain (loss) recognized in OCI on derivatives		Location of gain (loss) reclassified from OCI into income	Amount of pre-tax gain (loss) reclassified from OCI into income
	Three Months Ended			Three Months Ended
	December 31,			December 31,
Derivatives in cash flow hedging relationships:	2022	2021		2022	2021
Interest rate contracts	$—	$—	Interest expense	$(343)	$(343)

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NJNG and Energy Services had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
	Transaction Type	December 31, 2022	September 30, 2022
Natural Gas Distribution	Futures	23.1	30.5
	Physical Commodity	1.8	6.8
Energy Services	Futures	(10.7)	(0.7)
	Physical Commodity	(5.2)	2.7

Not included in the above table are 1.4 million and 1.2 million SRECs that were open as of December 31, 2022 and September 30, 2022, respectively, and the notional amount of foreign currency transactions for the periods were immaterial.

Broker Margin

Futures exchanges have contract specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily marked-to-market relative to maintenance margin requirements. The Company maintains separate broker margin accounts for Natural Gas Distribution and Energy Services. The balances by reporting segment are as follows:

(Thousands)	Balance Sheet Location	December 31, 2022	September 30, 2022
Natural Gas Distribution	Restricted broker margin accounts-current assets	$23,846	$26,138
Energy Services	Restricted broker margin accounts-current assets	$69,327	$68,123
	Restricted broker margin accounts-current liabilities	$7,297	$—

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of December 31, 2022. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$263,489
Noninvestment grade	75,575
Internally rated investment grade	34,871
Internally rated noninvestment grade	46,725
Total	$420,660

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. There was approximately $258,000 of derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required as of December 31, 2022. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities, excluding finance leases, debt issuance costs and solar asset financing obligations, is as follows:

(Thousands)	December 31, 2022	September 30, 2022
Carrying value (1) (2) (3)	$2,537,845	$2,362,845
Fair market value	$2,153,688	$1,946,356
(1)Excludes finance leases of $37.0 million and $30.3 million as of December 31, 2022 and September 30, 2022, respectively.
(2)Excludes NJNG's debt issuance costs of $10.0 million and $9.5 million as of December 31, 2022 and September 30, 2022, respectively.
(3)Excludes NJR's debt issuance costs of $4.2 million and $3.8 million as of December 31, 2022 and September 30, 2022, respectively.

Clean Energy Ventures enters into transactions to sell certain commercial solar assets and lease the assets back for a term specified in the lease. These transactions are considered financing obligations for accounting purposes and are recorded within long-term debt on the Unaudited Condensed Consolidated Balance Sheets. The estimated fair value of solar asset financing obligations as of December 31, 2022 and September 30, 2022 was $154.9 million and $124.1 million, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of December 31, 2022, the Company discloses its debt within Level 2 of the fair value hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2022:
Assets:
Physical commodity contracts	$—	$8,605	$—	$8,605
Financial commodity contracts	39,518	—	—	39,518
Money market funds	82	—	—	82
Other	2,720	—	—	2,720
Total assets at fair value	$42,320	$8,605	$—	$50,925
Liabilities:
Physical commodity contracts	$—	$29,932	$—	$29,932
Financial commodity contracts	41,649	—	—	41,649
Total liabilities at fair value	$41,649	$29,932	$—	$71,581

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2022:
Assets:
Physical commodity contracts	$—	$10,485	$—	$10,485
Financial commodity contracts	20,517	—	—	20,517
Financial commodity contracts - foreign exchange	—	18	—	18
Money market funds	59	—	—	59
Other	1,884	—	—	1,884
Total assets at fair value	$22,460	$10,503	$—	$32,963
Liabilities:
Physical commodity contracts	$—	$30,623	$—	$30,623
Financial commodity contracts	33,231	168	—	33,399
Financial commodity contracts - foreign exchange	—	17	—	17
Total liabilities at fair value	$33,231	$30,808	$—	$64,039

7. INVESTMENTS IN EQUITY INVESTEES

Steckman Ridge

The Company holds a 50 percent equity method investment in Steckman Ridge, a jointly owned and controlled natural gas storage facility located in Bedford County, Pennsylvania. The Company's investment in Steckman Ridge was $106.2 million and $106.6 million as of December 31, 2022 and September 30, 2022, respectively, which include loans with a total outstanding principal balance of $70.4 million for both December 31, 2022 and September 30, 2022. These loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

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

During the third quarter of fiscal 2021, the Company recognized an other-than-temporary impairment charge of $92.0 million, or approximately $74.5 million, net of income taxes, which represented the best estimate of the salvage value of the remaining assets of the project and was recorded in equity in earnings of affiliates in the Unaudited Condensed Consolidated Statements of Operations. In September 2021, the PennEast partnership determined that this project was no longer supported, and all further development ceased.

In March 2022, the PennEast board of managers approved cash distributions to members of the partnership following the sale of certain project-related assets and refunds of interconnection fees received from interstate pipelines. The return of capital received by the Company from March 2022 through September 2022, totaled $11.0 million and reduced the remaining carrying value of its equity method investment in PennEast to zero in the Unaudited Condensed Consolidated Balance Sheet, with the excess recorded in equity in earnings of affiliates in the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended
	December 31,
(Thousands, except per share amounts)	2022	2021
Net income, as reported	$115,921	$111,312
Basic earnings per share
Weighted average shares of common stock outstanding-basic	96,485	95,944
Basic earnings per common share	$1.20	$1.16
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	96,485	95,944
Incremental shares (1)	598	412
Weighted average shares of common stock outstanding-diluted	97,083	96,356
Diluted earnings per common share	$1.19	$1.16
(1)Incremental shares consist primarily of unvested stock awards and performance shares.

9. DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

Credit Facilities and Short-term Debt

A summary of NJR's credit facility and term loan credit agreement and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	December 31, 2022	September 30, 2022	Expiration Dates
NJR
Bank revolving credit facility (1)	$650,000	$650,000	September 2027
Notes outstanding at end of period	$202,650	$200,150
Weighted average interest rate at end of period	5.54%	3.97%
Amount available at end of period (2)	$427,677	$440,177
Bank term loan credit agreement	$150,000	$150,000	February 2023
Loans outstanding at end of period	$150,000	$150,000
Weighted average interest rate at end of period	5.17%	3.81%
Amount available at end of period	$—	$—
NJNG
Bank revolving credit facility (3)	$250,000	$250,000	September 2027
Commercial paper and notes outstanding at end of period	$111,800	$73,800
Weighted average interest rate at end of period	4.60%	3.34%
Amount available at end of period (4)	$137,469	$175,469
(1)Committed credit facilities, which require commitment fees of 0.10 percent on the unused amounts.
(2)Letters of credit outstanding total $19.7 million at December 31, 2022 and $9.7 million at September 30, 2022, which reduces the amount available by the same amount.
(3)Committed credit facilities, which require commitment fees of 0.075 percent on the unused amounts.
(4)Letters of credit outstanding total $731,000 at both December 31, 2022 and September 30, 2022, which reduces the amount available by the same amount.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit facility or term loan.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Long-term Debt

NJR

On October 24, 2022, NJR entered into a Note Purchase Agreement, which closed on December 15, 2022, under which NJR issued $50 million, Series 2022B senior notes at a fixed rate of 6.14 percent, maturing in 2032. The senior notes are unsecured and guaranteed by certain unregulated subsidiaries of NJR.

NJNG

On October 24, 2022, NJNG entered into a Note Purchase Agreement for $125 million of its senior notes at an interest rate of 5.47 percent, maturing in 2052.

NJNG received $8.4 million and $17.3 million during the three months ended December 31, 2022 and 2021, respectively, in connection with the sale leaseback of its natural gas meters. NJNG records a financing lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised an early purchase option with respect to meter leases by making a final principal payment of $1.1 million during the three months ended December 31, 2021. There was no early purchase option exercised during the three months ended December 31, 2022.

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are treated as financing obligations for accounting purposes and are typically secured by the renewable energy facility asset and its future cash flows from SRECs, TRECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from SRECs, TRECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the three months ended December 31, 2022 and 2021, Clean Energy Ventures received proceeds of $33.2 million and $3.3 million, respectively, in connection with the sale leaseback of commercial solar assets. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.
10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension		OPEB
	Three Months Ended		Three Months Ended
	December 31,		December 31,
(Thousands)	2022	2021	2022	2021
Service cost	$1,350	$2,073	$618	$1,076
Interest cost	3,794	2,408	2,286	1,589
Expected return on plan assets	(4,993)	(5,319)	(1,680)	(1,894)
Recognized actuarial loss	75	2,186	—	1,421
Prior service cost (credit) amortization	25	25	—	(36)
Net periodic benefit cost	$251	$1,373	$1,224	$2,156

The Company does not expect to be required to make additional contributions to fund the pension plans during fiscal 2023 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the three months ended December 31, 2022 and 2021.

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

Effective Tax Rate

The estimated annual effective tax rates were 22.5 percent and 21.6 percent, for the three months ended December 31, 2022 and 2021, respectively.

To the extent there are discrete tax items that are not included in the estimated annual effective tax rate, the actual reported effective tax rate may differ from the estimated annual effective tax rate. During the three months ended December 31, 2022 and 2021, discrete items totaled approximately $(554,000) and $166,000, respectively, related to excess tax (benefit) provision associated with the vesting of share-based awards. NJR’s actual reported effective tax rate was 22.2 percent and 21.7 percent during the three months ended December 31, 2022 and 2021, respectively.

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

The Company evaluated the impacts of the Inflation Reduction Act on its financial position, results of operations and cash flows, noting the corporate alternative minimum tax does not impact the Company as the applicable income thresholds have not been met. Upon the repurchase of common stock through the Company’s share repurchase program, the Company would be subject to the 1 percent excise tax. It is expected the ITC revisions of the Inflation Reduction Act could result in potential opportunities, however the Company cannot reasonably estimate the future impacts at this time.

Other Tax Items

As of December 31, 2022 and September 30, 2022, the Company has tax credit carryforwards of approximately $177.8 million and $211.8 million, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2035.

As of December 31, 2022 and September 30, 2022, the Company has state income tax net operating losses of approximately $515.1 million and $544.4 million, respectively. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred; these state carry-forward periods range from seven to 20 years, with the majority expiring after 2035. The Company expects to utilize this entire carryforward, other than as described below.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The impairment of the equity method investment in PennEast created net capital loss attributes, which can only be utilized to offset capital gains income and can be carried back three years and forward five years prior to expiration. These attributes totaled approximately $56.6 million as of both December 31, 2022 and September 30, 2022.

As of December 31, 2022, the Company has a valuation allowance totaling $21.9 million comprised of approximately $16.9 million, related to the recognition of state net operating loss carryforwards and approximately $5.1 million related to capital loss carryforwards resulting from the impairment of the equity method investment in PennEast, which the Company believes are not more likely than not to be fully utilized prior to expiration. As of September 30, 2022, the Company had a valuation allowance totaling $22.2 million comprised of approximately $17.2 million, related to the recognition of state net operating loss carryforwards, which primarily relate to New Jersey and approximately $5.1 million related to capital loss carryforwards resulting from the impairment of the equity method investment in PennEast.

The Consolidated Appropriations Act extended the 30 percent ITC for solar property that is under construction on or before December 31, 2019. Projects placed in service after December 31, 2019, may also qualify for a 30 percent federal ITC if five percent or more of the total costs of a solar property are incurred before the end of the applicable year and there are continuous efforts to advance towards completion of the project, based on the Internal Revenue Service guidance around ITC safe harbor determination. The credit declined to 26 percent for property under construction before the end of 2020. The Consolidated Appropriations Act of 2021 extended the 26 percent tax credit for property under construction during 2021 and 2022. The Inflation Reduction Act raised the ITC from 26 percent to 30 percent through the end of 2032, as previously stated.

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

Generally, the Company’s solar land lease terms are between 20 and 50 years and may include multiple options to extend the terms for an additional five to 20 years. The Company’s office leases vary in duration, ranging from two to 17 years and may or may not include extension or early purchase options. The Company’s meter lease terms are between seven and ten years with purchase options available prior to the end of the term. Equipment leases include general office equipment that also vary in duration, with an average term of eight years. The Company's storage and capacity leases have assumed terms of 50 years to coincide with the expected useful lives of the cavern assets with which the leases are associated. The Company's lease terms may include options to extend, purchase the leased asset or terminate a lease and they are included in the lease liability calculation when it is reasonably certain that those options will be exercised. The Company has elected an accounting policy that exempts leases with an original term of one year or less from the recognition requirements of ASC 842, Leases.

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

The following table presents the Company's lease costs included in the Unaudited Condensed Consolidated Statements of Operations:

		Three Months Ended
		December 31,
(Thousands)	Income Statement Location	2022	2021
Operating lease cost (1)	Operation and maintenance	$2,417	$2,119
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	485	$396
Interest on lease liabilities	Interest expense, net of capitalized interest	235	$80
Total finance lease cost		720	$476
Short-term lease cost	Operation and maintenance	—	$11
Variable lease cost	Operation and maintenance	223	$191
Total lease cost		$3,360	$2,797
(1)Net of capitalized costs.

The following table presents supplemental cash flow information related to leases:

	Three Months Ended
	December 31,
(Thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,231	$2,037
Operating cash flows for finance leases	$235	$170
Financing cash flows for finance leases	$1,699	$2,275

Assets obtained or modified for operating lease liabilities totaled approximately $120,000 and $808,000 during the three months ended December 31, 2022 and 2021, respectively.

Assets obtained or modified through finance lease liabilities totaled $8.4 million and $17.3 million during the three months ended December 31, 2022 and 2021, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the balance and classifications of the Company's right of use assets and lease liabilities included in the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	December 31, 2022	September 30, 2022
Assets
Noncurrent
Operating lease assets	Operating lease assets	$167,129	$168,520
Finance lease assets	Utility plant	29,868	21,913
Total lease assets		$196,997	$190,433
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$4,661	$4,562
Finance lease liabilities	Current maturities of long-term debt	8,920	6,538
Noncurrent
Operating lease liabilities	Operating lease liabilities	137,627	138,382
Finance lease liabilities	Long-term debt	28,112	23,752
Total lease liabilities		$179,320	$173,234

For operating lease assets and liabilities, the weighted average remaining lease term was 29.1 years and 29.2 years as of December 31, 2022 and September 30, 2022, respectively, and the weighted average discount rate used in the valuation over the remaining lease term was 3.2 percent for both December 31, 2022 and September 30, 2022.

For finance lease assets and liabilities as of December 31, 2022 and September 30, 2022, the weighted average remaining lease term was 3.9 years and 4.0 years, respectively, and the weighted average discount rate used in the valuation over the remaining lease term is 2.8 percent and 2.7 percent as of December 31, 2022 and September 30, 2022, respectively.

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through September 2039, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $191.4 million at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of December 31, 2022, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2023	2024	2025	2026	2027	Thereafter
Energy Services:
Natural gas purchases	$91,458	$1,888	$—	$—	$—	$—
Storage demand fees	15,844	14,434	8,278	4,714	2,207	818
Pipeline demand fees	41,076	43,235	32,380	32,280	23,087	20,717
Sub-total Energy Services	$148,378	$59,557	$40,658	$36,994	$25,294	$21,535
NJNG:
Natural gas purchases	$9,152	$—	$—	$—	$—	$—
Storage demand fees	32,951	33,815	16,848	10,164	9,541	4,772
Pipeline demand fees	110,006	142,093	140,934	127,564	124,160	1,057,937
Sub-total NJNG	$152,109	$175,908	$157,782	$137,728	$133,701	$1,062,709
Total	$300,487	$235,465	$198,440	$174,722	$158,995	$1,084,244

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimates the total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites will range from approximately $110.8 million to $167.1 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of December 31, 2022, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $125.7 million on the Unaudited Condensed Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if former MGP operations were active at the location. The preliminary assessment and site investigation activities are ongoing at the Aberdeen, New Jersey site location. The estimated costs to complete the preliminary assessment and site investigation phase are included in the MGP remediation liability and corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets at December 31, 2022 and September 30, 2022. NJNG will continue to gather information to determine whether the obligation exists to undertake remedial action, if any, and refine its estimate of potential costs for this site as more information becomes available.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. On March 23, 2022, the BPU approved an increase in the RAC, which increased the pre-tax annual recovery from $11.1 million to $11.7 million, effective April 1, 2022. On September 13, 2022, NJNG submitted its annual filing to the BPU requesting approval of RAC expenditures through June 30, 2022, as well as an increase to the RAC annual recoveries of $3.8 million, which will increase the pre-tax annual recovery to $15.5 million, effective April 1, 2023. As of December 31, 2022, $65.7 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. REPORTING SEGMENT AND OTHER OPERATIONS DATA

The Company organizes its businesses based on a combination of factors, including its products and its regulatory environment. As a result, the Company manages its businesses through the following reporting segments and other operations: Natural Gas Distribution consists of regulated energy and off-system, capacity and storage management operations; Clean Energy Ventures consists of capital investments in clean energy projects; Energy Services consists of unregulated wholesale and retail energy operations; Storage and Transportation consists of the Company’s investments in natural gas transportation and storage facilities; the Home Services and Other business operations consist of heating, cooling and water appliance sales, installations and services, other investments and general corporate activities.

Information related to the Company's various reporting segments and other operations is detailed below:

	Three Months Ended
	December 31,
(Thousands)	2022	2021
Operating revenues
Natural Gas Distribution
External customers	$357,409	$274,435
Intercompany	337	337
Clean Energy Ventures
External customers	12,792	10,183
Energy Services
External customers (1)	313,399	365,788
Intercompany	8,383	3,456
Storage and Transportation
External customers	25,714	11,584
Intercompany	1,124	559
Subtotal	719,158	666,342
Home Services and Other
External customers	14,253	13,852
Intercompany	13	99
Eliminations	(9,857)	(4,451)
Total	$723,567	$675,842
Depreciation and amortization
Natural Gas Distribution	$24,890	$22,893
Clean Energy Ventures	5,576	5,233
Energy Services (2)	57	28
Storage and Transportation	5,942	2,133
Subtotal	36,465	30,287
Home Services and Other	218	204
Eliminations	—	(98)
Total	$36,683	$30,393
Interest income (3)
Natural Gas Distribution	$413	$193
Energy Services	269	—
Storage and Transportation	1,401	377
Subtotal	2,083	570
Home Services and Other	654	155
Eliminations	(778)	(224)
Total	$1,959	$501
(1)Includes sales to Canada for the Energy Services segment, which are immaterial.
(2)The amortization of acquired wholesale energy contracts is excluded above and is included in natural gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.
(3)Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	December 31,
(Thousands)	2022	2021
Interest expense, net of capitalized interest
Natural Gas Distribution	$13,709	$10,995
Clean Energy Ventures	5,895	5,427
Energy Services	3,058	675
Storage and Transportation	6,707	2,136
Subtotal	29,369	19,233
Home Services and Other	122	244
Total	$29,491	$19,477
Income tax provision (benefit)
Natural Gas Distribution	$14,383	$13,204
Clean Energy Ventures	(1,837)	(2,046)
Energy Services	20,064	20,505
Storage and Transportation	1,943	343
Subtotal	34,553	32,006
Home Services and Other	217	246
Eliminations	(1,792)	(1,445)
Total	$32,978	$30,807
Equity in earnings of affiliates
Storage and Transportation	$909	$1,056
Eliminations	37	(481)
Total	$946	$575
Net financial earnings (loss)
Natural Gas Distribution	$54,664	$51,080
Clean Energy Ventures	(3,582)	(6,821)
Energy Services	52,533	17,567
Storage and Transportation	6,243	2,962
Subtotal	109,858	64,788
Home Services and Other	(29)	447
Eliminations	455	535
Total	$110,284	$65,770
Capital expenditures
Natural Gas Distribution	$82,071	$73,464
Clean Energy Ventures	43,993	25,380
Storage and Transportation	19,719	65,375
Subtotal	145,783	164,219
Home Services and Other	140	79
Total	$145,923	$164,298

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's assets for the various reporting segments and business operations are detailed below:

(Thousands)	December 31, 2022	September 30, 2022
Assets at end of period:
Natural Gas Distribution	$4,226,035	$4,030,686
Clean Energy Ventures	1,047,726	1,015,065
Energy Services	446,017	333,064
Storage and Transportation	1,009,567	999,520
Subtotal	6,729,345	6,378,335
Home Services and Other	145,887	159,068
Intercompany assets (1)	(265,138)	(275,987)
Total	$6,610,094	$6,261,416
(1)Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's reporting segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended
	December 31,
(Thousands)	2022	2021
Net financial earnings	$110,284	$65,770
Less:
Unrealized (gain) on derivative instruments and related transactions	(31,503)	(82,191)
Tax effect	7,487	19,536
Effects of economic hedging related to natural gas inventory	23,972	23,577
Tax effect	(5,697)	(5,603)
NFE tax adjustment	104	(861)
Net income	$115,921	$111,312

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

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of December 31, 2022, Energy Services entered into transactions with Steckman Ridge for varying terms, all of which expire by March 31, 2024.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended
	December 31,
(Thousands)	2022	2021
Natural Gas Distribution	$1,655	$1,558
Energy Services	172	288
Total	$1,827	$1,846

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	December 31, 2022	September 30, 2022
Natural Gas Distribution	$775	$775
Energy Services	87	76
Total	$862	$851

NJNG and Energy Services have entered into various AMAs, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. As of December 31, 2022, NJNG and Energy Services had one AMA with an expiration date of March 31, 2023.

NJNG entered into a 5-year transportation agreement with Adelphia Gateway for committed capacity of 130,000 Dekatherms per day in Zone South, which began on August 9, 2022.

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

In June 2022, NJNG and Clean Energy Ventures entered into a 20-year sublease and PPA agreement related to an onsite solar array and the related energy output at the Company’s liquefied natural gas plant in Howell, New Jersey, the effects of which are immaterial to the consolidated financial statements.

NJNG entered into a 15-year transportation precedent agreement with Adelphia Gateway for committed capacity of 130,000 Dekatherms per day in Zone North, beginning November 1, 2023; however, the agreement term will automatically be reduced to 7 years if Transcontinental Gas Pipe Line Corporation has not placed its Regional Energy Access Expansion project into service by October 31, 2030.

The intercompany profit for certain transactions between NJNG and Energy Services and NJNG and Adelphia Gateway is not eliminated in accordance with ASC 980, Regulated Operations.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Critical Accounting Estimates

A summary of our critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2022. Our critical accounting policies have not changed from those reported in the 2022 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies for discussion of recently issued accounting standards.

Management's Overview

Consolidated

NJR is a diversified energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in the U.S. and Canada. In addition, we invest in clean energy projects, storage and transportation assets and provide various repair, sales and installation services. A more detailed description of our organizational structure can be found in Item 1. Business of our 2022 Annual Report on Form 10-K.

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
Net-metered Solar (Commercial and Residential)
Energy Services
Unregulated Wholesale Energy Services
Optimization of Natural Gas Transportation
Optimization of Natural Gas Storage
Producer Services
Asset Management
Storage and Transportation
Natural Gas Storage
Natural Gas Transportation
Equity Method Investments

In addition to our four reporting segments above, we have nonutility operations that either provide corporate support services or do not meet the criteria to be treated as a separate reporting segment. These operations, which comprise Home Services and Other, include: appliance repair services, sales and installations at NJRHS, commercial real estate holdings at Commercial Realty & Resources Corp. and home warranty contracts at NJR Retail.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Impacts of the COVID-19 Pandemic

We continue to closely monitor developments related to the COVID-19 pandemic and have, when appropriate, taken steps intended to limit potential exposure for our employees and those we serve, including continuity in the safe operation of our business. These steps include working from home for our office-based employees utilizing a hybrid schedule and limiting direct contact with our customers. And while we, along with other businesses, are continuing to return to normal operating practices, this remains an evolving situation. The timing for recovery of businesses and local economies, resurgences or mutations of the virus, and any potential future shutdowns remains unknown. Throughout the COVID-19 pandemic, we have continued to provide essential services to our customers. Both NJR and NJNG continue to have sufficient liquidity to meet their current obligations and business operations remain fundamentally unchanged at this time. We cannot predict the nature and extent of the pandemic's impacts to future operations, or its effects on our financial condition, results of operations and cash flows. We will continue to monitor developments affecting our employees, customers, and operations and take additional steps to address the COVID-19 pandemic and its impacts, as necessary.

Operating Results

Net income (loss) by reporting segment and other business operations are as follows:

	Three Months Ended
	December 31,
(Thousands)	2022		2021
Net income (loss)
Natural Gas Distribution	$54,664	47%	$51,080	46%
Clean Energy Ventures	(3,582)	(3)	(6,821)	(6)
Energy Services	64,561	56	65,744	59
Storage and Transportation	6,243	5	2,962	3
Home Services and Other	(29)	—	447	—
Eliminations (1)	(5,936)	(5)	(2,100)	(2)
Total	$115,921	100%	$111,312	100%
(1)    Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in net income during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, was due primarily to increased earnings at Natural Gas Distribution due primarily to increased base rates and BGSS incentives along with Storage and Transportation due to Adelphia Gateway becoming fully operational in September 2022.

Assets by reporting segment and operations are as follows:

(Thousands)	December 31, 2022		September 30, 2022
Assets
Natural Gas Distribution	$4,226,035	64%	$4,030,686	64%
Clean Energy Ventures	1,047,726	16	1,015,065	16
Energy Services	446,017	7	333,064	5
Storage and Transportation	1,009,567	15	999,520	16
Home Services and Other	145,887	2	159,068	3
Intercompany assets (1)	(265,138)	(4)	(275,987)	(4)
Total	$6,610,094	100%	$6,261,416	100%
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets was due primarily to additional investment in utility plant at Natural Gas Distribution and solar asset investments at Clean Energy Ventures along with increased accounts receivable at both Natural Gas Distribution and Energy Services.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended
	December 31,
(Thousands, except per share data)	2022	2021
Net income	$115,921	$111,312
Add:
Unrealized (gain) on derivative instruments and related transactions	(31,503)	(82,191)
Tax effect	7,487	19,536
Effects of economic hedging related to natural gas inventory (1)	23,972	23,577
Tax effect	(5,697)	(5,603)
NFE tax adjustment	104	(861)
Net financial earnings	$110,284	$65,770
Basic earnings per share	$1.20	$1.16
Add:
Unrealized (gain) on derivative instruments and related transactions	(0.33)	(0.86)
Tax effect	0.08	0.21
Effects of economic hedging related to natural gas inventory (1)	0.25	0.25
Tax effect	(0.06)	(0.06)
NFE tax adjustment	—	(0.01)
Basic NFE per share	$1.14	$0.69
(1)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reporting segment and other business operations, discussed in more detail within the operating results sections of each reporting segment and other business operations, is summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2022		2021
Net financial earnings (loss)
Natural Gas Distribution	$54,664	50%	$51,080	77%
Clean Energy Ventures	(3,582)	(3)	(6,821)	(10)
Energy Services	52,533	47	17,567	27
Storage and Transportation	6,243	6	2,962	4
Home Services and Other	(29)	—	447	1
Eliminations (1)	455	—	535	1
Total	$110,284	100%	$65,770	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in NFE during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, was due primarily to increased earnings at Energy Services, increased base rates and BGSS incentives at Natural Gas Distribution, along with Adelphia Gateway becoming fully operational, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Natural Gas Distribution

Overview

Natural Gas Distribution is comprised of NJNG, a natural gas utility that provides regulated natural gas service throughout Burlington, Middlesex, Monmouth, Morris, Ocean, and Sussex counties in New Jersey to approximately 572,500 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, including those risks associated with COVID-19, which may include but are not limited to impacts to customer growth and customer usage, customer collections, the timing and costs of capital expenditures and construction of infrastructure projects, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. In addition, NJNG may be subject to adverse economic conditions such as inflation and rising natural gas costs, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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
Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated pipeline integrity management and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals, for the three months ended December 31, 2022, and estimates of expected investments for fiscal 2023 and 2024:

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

NJNG's total customers include the following:

	December 31, 2022	December 31, 2021
Firm customers
Residential	514,452	506,677
Commercial, industrial & other	32,302	31,756
Residential transport	17,386	19,338
Commercial transport	8,242	8,735
Total firm customers	572,382	566,506
Other	118	55
Total customers	572,500	566,561

During the three months ended December 31, 2022 and 2021, respectively, NJNG added 2,132 and 1,730 new customers, respectively. NJNG expects new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $1.8 million of incremental Utility Gross Margin on an annualized basis.

NJNG expects its new customer annual growth rate to be approximately 1.6 percent. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 63 percent of the growth will come from new construction markets and 37 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase Utility Gross Margin under NJNG's base rates by approximately $7.7 million annually, as calculated under NJNG's CIP tariff.

Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives designed to encourage the installation of high-efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two- to 10-year period through a tariff rider mechanism. In March 2021, the BPU approved a three-year SAVEGREEN program consisting of approximately $126.1 million of direct investment, $109.4 million in financing options, and approximately $23.4 million in operation and maintenance expenses.

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

On June 1, 2022, NJNG submitted its annual cost recovery filing for the SAVEGREEN programs established from 2010 through the present. On September 28, 2022, the BPU approved the rate decrease, which resulted in an annual decrease of approximately $3.5 million, effective October 1, 2022.

The following table summarizes, loans, grants, rebates and related investments as of:

(Thousands)	December 31, 2022	September 30, 2022
Loans	$158,200	$152,000
Grants, rebates and related investments	136,700	132,200
Total	$294,900	$284,200

Program recoveries from customers during the three months ended December 31, 2022 and 2021, were $2.5 million and $6.8 million, respectively. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.6 percent to 10.3 percent.

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

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended
	December 31,
(Thousands)	2022	2021
Weather (1)	$2,080	$15,934
Usage	1,486	(1,073)
Total	$3,566	$14,861
(1)Compared with the 20-year average, weather was 0.3 percent warmer-than-normal and 17.8 percent warmer-than-normal during the three months ended December 31, 2022 and 2021, respectively.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
In May 2022, the BPU approved on a final basis a $2.9 million increase to the annual revenues credited to BGSS, a $13.0 million annual increase related to its balancing charge, as well as changes to CIP rates, which resulted in a $6.3 million annual recovery decrease, effective December 1, 2021.

In November 2021, NJNG submitted notification of its intent to self-implement an increase to its BGSS rate, which resulted in an approximately $24.2 million increase to annual revenues credited to BGSS, effective December 1, 2021.

In September 2022, the BPU approved on a preliminary basis NJNG annual petition to modify its BGSS, balancing charge and CIP rates for residential and small business customers. This included an $81.9 million increase to the annual revenues credited to BGSS, a $9.0 million annual increase related to its balancing charge and a $10.2 million increase to CIP rates, effective October 1, 2022. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers, and balancing charge revenues are credited to BGSS.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of Utility Gross Margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of Utility Gross Margin generated by these programs with firm customers. Utility Gross Margin from incentive programs was $8.7 million and $3.8 million during the three months ended December 31, 2022 and 2021, respectively.

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
(1) Data sourced from Standard & Poor's Financial Services, LLC Global Platts.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The maximum price per MMBtu was $30.95 and $6.94 and the minimum price was $0.67 and $2.42 for the three months ended December 31, 2022 and 2021, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Operating Results and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Societal Benefits Charge

NJNG’s qualifying customers are eligible for the USF program, which is administered by the New Jersey Department of Community Affairs, to help make energy bills more affordable.

In March 2022, the BPU approved on a final basis NJNG's annual SBC application to recover remediation expenses, including an increase in the RAC, of approximately $600,000 annually and a decrease to the NJCEP factor of approximately $2.9 million, effective April 1, 2022.

In June 2022, NJNG filed its annual USF compliance filing proposing a decrease to the statewide USF rate. In August 2022, an additional update was submitted on behalf of all NJ utilities with actual information through July 31, 2022. In September 2022, the BPU approved a decrease based on the August update, which resulted in an annual decrease of approximately $1.6 million, effective October 1, 2022.

In September 2022, NJNG submitted its annual SBC filing to the BPU requesting approval of RAC expenditures through June 30, 2022, as well as an increase to the RAC annual recoveries of $3.8 million and an increase to the NJCEP annual recoveries of $2.2 million, with a proposed effective date of April 1, 2023.

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $125.7 million as of December 31, 2022, a decrease of $1.3 million compared with the prior fiscal period.

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if former MGP operations were active at the location. The preliminary assessment and site investigation activities are ongoing at the Aberdeen site and based on initial findings will be moving to the remedial investigation phase. The costs associated with preliminary assessment, site investigation and remedial investigation activities are considered immaterial and are included as a component of NJNG’s annual SBC application to recover remediation expenses. We will continue to gather information to further refine and enhance the estimate of potential costs for this site as it becomes available. See Note 13. Commitments and Contingent Liabilities for a more detailed description.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 4. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

NJNG's operating results are as follows:

	Three Months Ended
	December 31,
(Thousands)	2022	2021
Operating revenues (1)	$357,746	$274,772
Operating expenses
Natural gas purchases (2)(3)	184,771	124,594
Operation and maintenance	49,721	36,431
Regulatory rider expense (4)	18,251	16,671
Depreciation and amortization	24,890	22,893
Total operating expenses	277,633	200,589
Operating income	80,113	74,183
Other income, net	2,643	1,096
Interest expense, net of capitalized interest	13,709	10,995
Income tax provision	14,383	13,204
Net income	$54,664	$51,080
(1)Includes nonutility revenue of approximately $337,000 for both the three months ended December 31, 2022 and 2021, for lease agreements with various NJR subsidiaries leasing office space from NJNG at the Company’s headquarters, which are eliminated in consolidation.
(2)Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.
(3)Includes related party transactions of approximately $2.3 million for both the three months ended December 31, 2022 and 2021, a portion of which is eliminated in consolidation.
(4)Consists of expenses associated with state-mandated programs, the RAC and energy efficiency programs, and are calculated on a per-therm basis. These expenses are passed through to customers and are offset by corresponding revenues.

Operating Revenues and Natural Gas Purchases

Operating revenues increased by 30.2 percent and natural gas purchases increased 48.3 percent during the three months ended December 31, 2022, compared with the three months ended December 31, 2021. The factors contributing to the increases and decreases in operating revenues and natural gas purchases are as follows:

	Three Months Ended
	December 31,
	2022 v. 2021
(Thousands)	Operating revenues	Natural gas purchases
BGSS incentives	$19,760	$14,838
Average BGSS rates	26,479	26,479
Firm sales	39,646	20,139
Base rate impact	6,927	—
CIP adjustments	(11,295)	—
Riders and other (1)	1,457	(1,279)
Total increase	$82,974	$60,177
(1)Rider and other includes changes in rider rates, including those related to EE, NJCEP and other programs, which is offset in regulatory rider expense.

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

Utility Gross Margin

A reconciliation of gross margin, the closest GAAP financial measure to NJNG's Utility Gross Margin, is as follows:

	Three Months Ended
	December 31,
(Thousands)	2022	2021
Operating revenues	$357,746	$274,772
Less:
Natural gas purchases	184,771	124,594
Operation and maintenance (1)	26,294	13,141
Regulatory rider expense	18,251	16,671
Depreciation and amortization	24,890	22,893
Gross margin	103,540	97,473
Add:
Operation and maintenance (1)	26,294	13,141
Depreciation and amortization	24,890	22,893
Utility Gross Margin	$154,724	$133,507
(1)Excludes selling, general and administrative expenses of approximately $23.4 million and $23.3 million for the three months ended December 31, 2022 and 2021, respectively.

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

The following provides more information on the components of Utility Gross Margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended
	December 31,
	2022		2021
($ in thousands)	Margin	Bcf	Margin	Bcf
Utility Gross Margin/Throughput
Residential	$104,018	14.7	$92,605	12.6
Commercial, industrial and other	20,779	2.7	19,102	2.3
Firm transportation	20,480	4.0	17,282	3.6
Total utility firm gross margin/throughput	145,277	21.4	128,989	18.5
BGSS incentive programs	8,686	17.9	3,764	25.1
Interruptible/off-tariff agreements	761	3.6	754	6.1
Total Utility Gross Margin/Throughput	$154,724	42.9	$133,507	49.7

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Utility Firm Gross Margin

Utility firm gross margin increased $16.3 million during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, due primarily to increased base rates along with higher BGSS incentive and increased residential and transportation customers.

The factors contributing to the change in Utility Gross Margin generated by BGSS incentive programs are as follows:

Three Months Ended
December 31,
(Thousands)	2022 v. 2021
Off-system sales	$3,179
Storage	1,749
Capacity release	(6)
Total increase	$4,922

The increase in BGSS incentive programs during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, was due primarily to increased margins from off-system sales and the acceleration of storage incentives.

Operation and Maintenance Expense

O&M expense increased $13.3 million during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, due primarily to the deferral of $10.7 million in pandemic related costs in accordance with the July 2, 2020 BPU deferral order in December 2021 that did not reoccur.

Depreciation Expense

Depreciation expense increased $2.0 million during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, as a result of additional utility plant being placed into service.

Interest Expense

Interest expense increased $2.7 million during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, due primarily to increased outstanding long-term debt.

Other Income

Other income increased $1.5 million during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, due primarily to increased AFUDC equity.

Income Tax Provision

Income tax provision increased $1.2 million during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, due to higher income before income taxes.

Net Income

Net income increased $3.6 million during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, due primarily to higher Utility Gross Margin and increased other income, partially offset by higher O&M, depreciation and interest expenses and higher income taxes as previously discussed.

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

Solar projects placed in service and related expenditures are as follows:

	Three Months Ended
	December 31,
($ in Thousands)	2022			2021
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected (1)	1	7.5	$14,076	1	1.0	$3,120
Net-metered:
Commercial	2	10.5	25,330	—	—	—
Sunlight Advantage®	45	0.6	1,840	53	0.6	1,553
Total placed in service	48	18.6	$41,246	54	1.6	$4,673
(1)Includes projects subject to sale leaseback arrangements.

Clean Energy Ventures has approximately 405.2 MW of solar capacity in service. Projects that were placed in service through December 31, 2019, qualified for a 30 percent federal ITC. The credit declined to 26 percent for property under construction during 2020. In December 2020, the 26 percent federal ITC was extended through the end of 2022. Following the signing of the Inflation Reduction Act into law in August 2022, the federal ITC was restored to 30 percent through the end of 2032. There are additional opportunities to increase the credit amount up to 20 percent for certain facilities that are placed in service after December 31, 2022, based upon the type of project and location. ITC-eligible projects placed in service prior to the enactment of the Inflation Reduction Act are not impacted by the change.

Clean Energy Ventures may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. The Company will continue to operate the solar assets and are responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first 5 years of in-service life, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. During the three months ended December 31, 2022 and 2021, Clean Energy Ventures received proceeds of $33.2 million and $3.3 million, respectively, in connection with the sale leaseback of commercial solar assets.

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

REC activity consisted of the following:	Three Months Ended
	December 31,
	2022			2021
	SRECs	SREC IIs	TRECs	SRECs	TRECs
Inventory balance as of October 1,	116,005	247	10,759	108,104	6,944
RECs generated	98,462	1,784	8,345	92,172	6,085
RECs delivered	(16,812)	(919)	(12,933)	(12,200)	(7,240)
Inventory balance as of December 31,	197,655	1,112	6,171	188,076	5,789

The average SREC sales price was $231 and $235 during the three months ended December 31, 2022 and 2021, respectively, the average TREC price was $140 and $139 during the three months ended December 31, 2022 and 2021, respectively, and the average SREC II price was $91 during the three months ended December 31, 2022.

Clean Energy Ventures hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory of SRECs related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2023	95%
2024	98%
2025	89%
2026	31%
2027	17%
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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Clean Energy Ventures’ financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2022	2021
Operating revenues	$12,792	$10,183
Operating expenses
Operation and maintenance	7,537	8,922
Depreciation and amortization	5,576	5,233
Total operating expenses	13,113	14,155
Operating loss	(321)	(3,972)
Other income, net	797	532
Interest expense, net	5,895	5,427
Income tax benefit	(1,837)	(2,046)
Net loss	$(3,582)	$(6,821)

Operating Revenues

Operating revenues increased $2.6 million during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, due primarily to increased REC and electricity sales.

Operation and Maintenance Expense

O&M expense decreased $1.4 million during the three months ended, compared with the three months ended December 31, 2021, due primarily to decreased project maintenance expenses.

Net Loss

Net loss decreased $3.2 million during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, due primarily to the increased operating revenues and lower O&M, as previously discussed, partially offset by a lower income tax benefit related to a lower operating loss.

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

During December 2020, Energy Services entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and Energy Services may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500 million, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced on November 1, 2021. NJR will receive a total of approximately $260 million in cash from fiscal 2022 through fiscal 2024 and $34 million per year from fiscal 2025 through fiscal 2031 under the agreements. Energy Services recognized $20.0 million and $22.1 million of operating revenue during the three months ended December 31, 2022 and 2021, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $87.2 million and $33.8 million as of December 31, 2022 and September 30, 2022, respectively, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

Operating Results

Energy Services’ financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2022	2021
Operating revenues (1)	$321,782	$369,244
Operating expenses
Natural gas purchases (including demand charges (2)(3))	233,287	278,687
Operation and maintenance	1,123	3,751
Depreciation and amortization	57	28
Total operating expenses	234,467	282,466
Operating income	87,315	86,778
Other income, net	368	146
Interest expense, net	3,058	675
Income tax provision	20,064	20,505
Net income	$64,561	$65,744
(1)Includes related party transactions of approximately $8.4 million and $3.5 million for the three months ended December 31, 2022 and 2021, respectively, which are eliminated in consolidation.
(2)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to ten years.
(3)Includes related party transactions of approximately $242,000 and $225,000 for the three months ended December 31, 2022 and 2021, respectively, a portion of which is eliminated in consolidation.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Energy Services' portfolio of financial derivative instruments are composed of:

	Three Months Ended
	December 31,
(in Bcf)	2022	2021
Net short futures and swaps contracts	10.7	22.2

During the three months ended December 31, 2022 and 2021, the net short position resulted in an unrealized gain of $25.4 million and $22.8 million, respectively.

Operating Revenues and Natural Gas Purchases

Operating revenues decreased $47.5 million and natural gas purchases decreased $45.4 million during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, due primarily to volatility in natural gas prices and the related hedging transactions.

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

Operation and Maintenance Expense

O&M expense decreased $2.6 million during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, due primarily to a reduction in the reserve for bad debt.

Interest Expense

Interest expense increased $2.4 million during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, due primarily to increased borrowings and higher interest rates.

Net Income

Net income decreased $1.2 million during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, due primarily to increased interest expense, as previously discussed, partially offset by lower income tax expense related to lower operating income.
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

Financial Margin

A reconciliation of gross margin, the closest GAAP financial measure, to Energy Services' Financial Margin is as follows:

	Three Months Ended
	December 31,
(Thousands)	2022	2021
Operating revenues (1)	$321,782	$369,244
Less:
Natural gas purchases	233,287	278,687
Operation and maintenance (2)	3,455	(13,871)
Depreciation and amortization	57	28
Gross margin	84,983	104,400
Add:
Operation and maintenance (2)	3,455	(13,871)
Depreciation and amortization	57	28
Unrealized (gain) on derivative instruments and related transactions	(39,886)	(85,647)
Effects of economic hedging related to natural gas inventory (3)	23,972	23,577
Financial Margin	$72,581	$28,487
(1)Includes unrealized losses related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $8.4 million and $3.5 million for the three months ended December 31, 2022 and 2021, respectively.
(2)Excludes selling, general and administrative expenses of approximately $(2.3) million and $17.6 million for the three months ended December 31, 2022 and 2021, respectively.
(3)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

Financial Margin increased $44.1 million during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, due primarily to higher natural gas price volatility in December 2022, as a result of cold weather in regions where Energy Services had contracted rights to transportation and storage assets.

Net Financial Earnings

A reconciliation of Energy Services' net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended
	December 31,
(Thousands)	2022	2021
Net income	$64,561	$65,744
Add:
Unrealized (gain) on derivative instruments and related transactions	(39,886)	(85,647)
Tax effect (1)	9,479	20,357
Effects of economic hedging related to natural gas inventory	23,972	23,577
Tax effect	(5,697)	(5,603)
Net income to NFE tax adjustment	104	(861)
Net financial earnings	$52,533	$17,567
(1)Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $(2.0) million and $(821,000) for the three months ended December 31, 2022 and 2021, respectively.

NFE increased $35.0 million during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, due primarily to higher Financial Margin, as previously discussed.

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

Storage and Transportation has a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates. As of December 31, 2022, our investment in Steckman Ridge was $106.2 million.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

The financial results of Storage and Transportation are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2022	2021
Operating revenues (1)	$26,838	$12,143
Operating expenses
Natural gas purchases	805	704
Operation and maintenance	7,474	7,430
Depreciation and amortization	5,942	2,133
Total operating expenses	14,221	10,267
Operating income	12,617	1,876
Other income, net	1,367	2,509
Interest expense, net	6,707	2,136
Income tax provision	1,943	343
Equity in earnings of affiliates	909	1,056
Net income	$6,243	$2,962
(1)Includes related party transactions of approximately $1.1 million and $559,000 for the three months ended December 31, 2022 and 2021, respectively, which are eliminated in consolidation.

Operating Revenues

Operating revenues increased $14.7 million during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, due primarily to increased fixed price contract revenue for Adelphia Gateway and increased hub services at Leaf River.

Depreciation Expense

Depreciation expenses increased $3.8 million during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, due primarily to the southern portion of the Adelphia Gateway project, which was placed in service in September 2022.

Other Income, Net

Other income decreased $1.1 million during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, due primarily to decreased AFUDC equity related to the Adelphia Gateway project.

Interest Expense

Interest expense increased $4.6 million during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, due primarily to increased borrowings and higher interest rates.

Net Income

Net income increased $3.3 million during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, respectively, due primarily to increased operating income, partially offset by increased interest expense as previously discussed and income taxes related to the higher operating income.

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

Operating Results

The condensed financial results of Home Services and Other are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2022	2021
Operating revenues	$14,266	$13,951

Income before income taxes	$188	$693
Income tax provision	217	246
Net (loss) income	$(29)	$447

Operating Revenues

Operating revenues increased $315,000 during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, due primarily to increased installation and service contract revenue at NJRHS.

Net (Loss) Income

Net income decreased $476,000 to a loss of $29,000 during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, due primarily to increased borrowings and higher interest rates.

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each reporting segment and business operations and provides adequate financial flexibility for accessing capital markets as required.

Our consolidated capital structure was as follows:

	December 31, 2022	September 30, 2022
Common stock equity	37%	38%
Long-term debt	52	52
Short-term debt	11	10
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $3.8 million of equity through the DRP during both the three months ended December 31, 2022 and 2021. During the three months ended December 31, 2022, we raised approximately $17.9 million of equity by issuing approximately 368,000 shares through the waiver discount feature of the DRP. There were no shares issued through the waiver discount feature during the three months ended December 31, 2021.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of December 31, 2022, we had repurchased a total of approximately 17.8 million of those shares and may repurchase an additional 1.7 million shares under the approved program. There were no shares repurchased during the three months ended December 31, 2022 and 2021.

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

We believe that as of December 31, 2022, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of December 31, 2022, NJR had a revolving credit facility and a term loan totaling $800 million, with $427.7 million available under the facility and term loan.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of December 31, 2022, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $137.5 million.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Short-term borrowings were as follows:

Three Months Ended
(Thousands)	December 31, 2022
NJR
Notes Payable to banks:
Balance at end of period	$352,650
Weighted average interest rate at end of period	5.38%
Average balance for the period	$401,523
Weighted average interest rate for average balance	4.72%
Month end maximum for the period	$465,000
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$111,800
Weighted average interest rate at end of period	4.60%
Average balance for the period	$62,931
Weighted average interest rate for average balance	4.00%
Month end maximum for the period	$111,800

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

As of December 31, 2022, NJR had seven letters of credit outstanding totaling $19.7 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

In February 2022, NJR entered into a 364-day $150 million term loan credit agreement with an interest rate based on SOFR plus 0.85 percent, which expires on February 7, 2023. The Company borrowed $50 million on February 9, 2022 and $100 million on February 14, 2022 under the term loan.

Based on its average borrowings during fiscal 2023, NJR’s average interest rate was 4.72 percent, resulting in interest expense of approximately $4.9 million. Based on average borrowings of $401.5 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $1.0 million during fiscal 2023.

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

As of December 31, 2022, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under the NJNG Credit Facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during fiscal 2023, NJNG’s average interest rate was 4.00 percent, resulting in interest expense of $650,000. Based on average borrowings of $62.9 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $161,000 during fiscal 2023.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Long-Term Debt

NJR

As of December 31, 2022, NJR had the following outstanding:
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
•$50 million of 3.64 percent senior notes due September 19, 2034; and
•$50 million of 6.14 percent senior notes due December 15, 2032.

On October 24, 2022, NJR entered into a Note Purchase Agreement, which closed on December 15, 2022, under which NJR issued $50 million, Series 2022B senior notes at a fixed rate of 6.14 percent, maturing in 2032. The senior notes are unsecured and guaranteed by certain unregulated subsidiaries of NJR.

Neither NJNG nor its assets are obligated or pledged to support NJR's long-term debt.

NJNG

As of December 31, 2022, NJNG's long-term debt consisted of $1.4 billion in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2061, and $28.1 million in finance leases with various maturities ranging from 2024 to 2028.

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

Sale Leaseback

NJNG

NJNG received $8.4 million and $17.3 million during the three months ended December 31, 2022 and 2021, in connection with the sale leaseback of its natural gas meters. NJNG records a financing lease obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG continues to evaluate this sale leaseback program based on current market conditions. Natural gas meters are excepted from the lien on NJNG property under the Mortgage Indenture.

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are considered failed sale leasebacks for accounting purposes and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the three months ended December 31, 2022 and 2021, Clean Energy Ventures received proceeds of $33.2 million and $3.3 million, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

Contractual Obligations and Capital Expenditures

As of December 31, 2022, there were NJR guarantees covering approximately $222.3 million of natural gas purchases and Energy Services demand fee commitments and nine outstanding letters of credit totaling $20.4 million, as previously mentioned, not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJNG's total capital expenditures are projected to be between $352 million and $378 million during fiscal 2023. Total capital expenditures spent or accrued during the three months ended December 31, 2022, were $80.7 million. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of December 31, 2022, NJNG's future MGP expenditures are estimated to be $125.7 million. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
During the three months ended December 31, 2022, our Storage and Transportation segment had capital expenditures spent or accrued for the Adelphia Gateway project totaling $11.6 million and capital expenditures spent or accrued for Leaf River totaling $0.9 million. During fiscal 2023, we expect expenditures related to the Adelphia Gateway project to be between $12 million and $16 million and expenditures related to Leaf River to be between $8 million and $12 million.

During the three months ended December 31, 2022, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were $43.9 million. Clean Energy Ventures' expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. We estimate solar-related capital expenditures during fiscal 2023 to be between $100 million and $200 million.

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

During December 2020, Energy Services entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and Energy Services may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500 million, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced on November 1, 2021. NJR will receive approximately $260 million in cash from fiscal 2022 through fiscal 2024 and $34 million per year from fiscal 2025 through fiscal 2031 under the agreements. During the three months ended December 31, 2022, Energy Services recognized $20.0 million of operating revenue on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $87.2 million as of December 31, 2022, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

Cash Flows

Operating Activities

Cash flows used in operating activities during the three months ended December 31, 2022, totaled $88.9 million, compared with $37.4 million during the three months ended December 31, 2021. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

•volumes of natural gas purchased and sold; and

•timing of SREC deliveries.

Cash flows used in operating activities increased $51.5 million during the three months ended December 31, 2022, compared with the three months ended December 31, 2021, due primarily to additional working capital requirements.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Investing Activities

Cash flows used in investing activities totaled $145.6 million during the three months ended December 31, 2022, compared with $164.1 million during the three months ended December 31, 2021. The decrease of $18.5 million was due primarily to decreased capital expenditures for Storage and Transportation related to the conversion of the southern portion of Adelphia Gateway's pipeline to natural gas, which was placed into service during September 2022, partially offset by increased solar and utility plant expenditures.

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

Cash flows from financing activities totaled $235.9 million during the three months ended December 31, 2022, compared with $198.0 million during the three months ended December 31, 2021. The increase of $37.9 million is due primarily to an increase in long-term debt proceeds of $75 million, an increase in proceeds of $29.9 million from solar sale leasebacks and $17.9 million from the waiver discount issuance of common stock, partially offset by a decrease in proceeds from short-term debt of $70.2 million and lower proceeds of $8.9 million for meter sale leasebacks.

Credit Ratings

The table below summarizes NJNG's credit ratings as of December 31, 2022, issued by two rating entities, Moody's and Fitch:

	Moody's	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-2	F-2
Senior Secured	A1	A+
Ratings Outlook	Stable	Stable

Fitch ratings and outlook were reaffirmed on April 14, 2022. The Moody's ratings and outlook were reaffirmed on September 28, 2022. NJNG's Moody's and Fitch ratings are investment-grade ratings. NJR is not rated by Moody’s or Fitch.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2022	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2022
Natural Gas Distribution	$(6,196)	7,714	3,977	$(2,459)
Energy Services	(6,686)	18,400	11,386	328
Total	$(12,882)	26,114	15,363	$(2,131)

There were no changes in methods of valuations during the three months ended December 31, 2022.

The following is a summary of fair market value of financial derivatives as of December 31, 2022, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2023	2024	2025 - 2027	After 2027	Total Fair Value
Price based on ICE	(1,813)	(1,287)	969	—	(2,131)
Total	$(1,813)	(1,287)	969	—	$(2,131)

The following is a summary of financial derivatives by type as of December 31, 2022:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	23.1	$0.00 - $12.72	$(2,459)
Energy Services	Futures	(10.7)	$2.43 - $13.71	328
Total				$(2,131)
(1)    Million British thermal units

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2022	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2022
Natural Gas Distribution - Prices based on other external data	$241	(19,573)	(20,013)	$681
Energy Services - Prices based on other external data	(20,379)	1,485	3,114	(22,008)
Total	$(20,138)	(18,088)	(16,899)	$(21,327)

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $5.3 million. This analysis does not include potential changes to reported credit adjustments embedded in the $45.1 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(2,667)	$(5,335)	$(8,002)	$(10,669)
Ending derivative fair value	$45,074	$42,407	$39,739	$37,072	$34,405

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$2,667	$5,335	$8,002	$10,669
Ending derivative fair value	$45,074	$47,741	$50,409	$53,076	$55,743

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of December 31, 2022. Gross credit exposure for Energy Services is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for Storage and Transportation is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Energy Services', Clean Energy Ventures' and Storage and Transportation's counterparty credit exposure as of December 31, 2022, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$215,786	$191,596
Noninvestment grade	58,329	1,736
Internally rated investment grade	29,487	21,347
Internally rated noninvestment grade	45,658	18,042
Total	$349,260	$232,721

NJNG's counterparty credit exposure as of December 31, 2022, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$47,703	$42,130
Noninvestment grade	17,246	—
Internally rated investment grade	5,384	5,034
Internally rated noninvestment grade	1,067	11
Total	$71,400	$47,175

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2022, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended December 31, 2022, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of our 2022 Annual Report on Form 10-K includes a detailed discussion of our risk factors. Those risks and uncertainties have the potential to materially affect our financial condition and results of operations. There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, of our 2022 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended December 31, 2022:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
10/01/22 - 10/31/22	—	—	—	1,685,053
11/01/22 - 11/30/22	—	—	—	1,685,053
12/01/22 - 12/31/22	—	—	—	1,685,053
Total	—	—	—	1,685,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of December 31, 2022, included 19.5 million shares of common stock for repurchase, of which, approximately 1.7 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

4.1
$125,000,000 Note Purchase Agreement, dated as of October 24, 2022, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on October 28, 2022)

4.2
Twelfth Supplemental Indenture, dated as of October 1, 2022, by and between New Jersey Natural Gas Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, as filed on October 28, 2022)

4.3
$50,000,000 Note Purchase Agreement, dated as of October 24, 2022, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on October 28, 2022)

10.1
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on November 17, 2022)

10.2
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 17, 2022)

10.3
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 17, 2022)

10.4
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance-Based Restricted Stock Units Agreement Fiscal Year 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on November 17, 2022)

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended December 31, 2022, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	February 2, 2023
By:/s/ Stephen M. Skrocki
Stephen M. Skrocki
Corporate Controller (Principal Accounting Officer)