Form 10-K/A
period 2022-09-30
NEW JERSEY RESOURCES CORP
filed 2023-02-10
CIK 356309

–

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

New Jersey Resources Corporation

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed by New Jersey Resources Corporation, a New Jersey corporation (the “Company”), with the United States Securities and Exchange Commission on November 17, 2022 (the “Annual Report”), is filed solely to correct three typographical errors in Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm (the “Consent”), such that the Consent, as filed, did not conform to the Consent actually provided to the Company by the Company’s auditor. The corrections fix (i) the dates cross-referencing the auditor’s opinions on the consolidated financial statements and the effectiveness of internal control over financial reporting of the Company and its subsidiaries, (ii) the reference to the Company’s fiscal year end and (iii) the auditor’s correct location. These changes to the originally filed version of Exhibit 23.1 do not affect the independent auditor’s opinions on the Company's consolidated financial statements included in the original Annual Report and this Amendment.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment.

Other than the inclusion of Exhibit 23.1 with the typographical errors corrected, there are no changes to the information contained in the Annual Report and this Amendment does not reflect events occurring after the Annual Report or modify or update the disclosures therein in any way.

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

21.1**	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 10-K, as filed on November 17, 2022)

23.1+	Consent of Independent Registered Public Accounting Firm (PCAOB ID No.	34)

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

101**	Interactive Data File {Annual Report on Form 10-K, for the fiscal year ended September 30, 2022, furnished in iXBRL (Inline eXtensible Business Reporting Language)}

104+	Cover Page Interactive Data File included in Exhibit 101
________________________________
+    Filed herewith.
*    Denotes compensatory plans or arrangements or management contracts.
** Previously filed with the original Annual Report on Form 10-K filed with the SEC on November 17, 2022.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)

Date:	February 9, 2023	By:/s/ Roberto Bel
Roberto Bel
Senior Vice President and
Chief Financial Officer