Form 10-Q
period 2023-03-31
NEW JERSEY RESOURCES CORP
filed 2023-05-04
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of May 1, 2023 was 96,964,456.

New Jersey Resources Corporation

New Jersey Resources Corporation
GLOSSARY OF KEY TERMS

Adelphia Gateway	Adelphia Gateway, LLC
AFUDC	Allowance for Funds Used During Construction
AMA	Asset Management Agreement
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CIP	Conservation Incentive Program
Clean Energy Ventures	Clean Energy Ventures segment
CME	Chicago Mercantile Exchange
COVID-19	Novel coronavirus disease
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
Energy Services	Energy Services segment
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2023	2022	2023	2022
OPERATING REVENUES
Utility	$400,500	$463,474	$757,909	$737,909
Nonutility	243,527	448,842	609,685	850,249
Total operating revenues	644,027	912,316	1,367,594	1,588,158
OPERATING EXPENSES
Natural gas purchases:
Utility	156,370	212,892	338,816	335,161
Nonutility	160,364	410,535	392,434	689,329
Related parties	1,770	1,883	3,597	3,729
Operation and maintenance	99,095	85,786	178,596	154,770
Regulatory rider expenses	23,154	30,910	41,405	47,581
Depreciation and amortization	38,090	31,435	74,773	61,828
Total operating expenses	478,843	773,441	1,029,621	1,292,398
OPERATING INCOME	165,184	138,875	337,973	295,760
Other income, net	4,779	4,127	9,434	8,263
Interest expense, net of capitalized interest	30,261	18,926	59,752	38,403
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	139,702	124,076	287,655	265,620
Income tax provision	30,586	28,810	63,564	59,617
Equity in earnings of affiliates	1,131	769	2,077	1,344
NET INCOME	$110,247	$96,035	$226,168	$207,347

EARNINGS PER COMMON SHARE
Basic	$1.14	$1.00	$2.34	$2.16
Diluted	$1.13	$1.00	$2.32	$2.15
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	96,893	96,068	96,689	96,006
Diluted	97,556	96,516	97,346	96,480

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2023	2022	2023	2022
Net income	$110,247	$96,035	$226,168	$207,347
Other comprehensive income, net of tax
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(80), $(80), $(159) and $(159), respectively	264	263	527	527
Adjustment to postemployment benefit obligation, net of tax of $(13), $(232), $(25) and $(465), respectively	41	768	82	1,534
Other comprehensive income, net of tax	$305	$1,031	$609	$2,061
Comprehensive income	$110,552	$97,066	$226,777	$209,408

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,
(Thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$226,168	$207,347
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) on derivative instruments	(17,532)	(40,169)
Depreciation and amortization	74,773	61,828
Amortization of acquired wholesale energy contracts	1,283	1,464
Allowance for equity used during construction	(2,801)	(6,133)
Allowance for doubtful accounts	(395)	1,139
Non cash lease expense	1,848	2,559
Deferred income taxes	36,072	16,912
Equivalent value of ITCs recognized on equipment financing	(899)	(727)
Manufactured gas plant remediation costs	(4,362)	(14,677)
Equity in earnings, net of distributions received from equity investees	—	968
Cost of removal - asset retirement obligations	(644)	(565)
Contributions to postemployment benefit plans	(634)	(2,324)
Taxes related to stock-based compensation	554	(166)
Changes in:
Components of working capital	(42,519)	74,290
Other noncurrent assets	752	4,870
Other noncurrent liabilities	71,457	23,836
Cash flows from operating activities	343,121	330,452
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(157,914)	(108,434)
Solar equipment	(57,699)	(66,556)
Storage and Transportation and other	(30,741)	(109,290)
Cost of removal	(16,757)	(17,030)
Distribution from equity investees in excess of equity in earnings	1,374	478
Investments in equity investees, net of return of capital	—	4,000
Cash flows used in investing activities	(261,737)	(296,832)
CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from long-term debt	175,000	100,000
Payments of long-term debt	(10,534)	(10,032)
Proceeds from term loan	—	150,000
Payments of term loan	(150,000)	—
Payments of short-term debt, net	(86,300)	(225,090)
Proceeds from sale leaseback transactions - solar	61,808	3,300
Proceeds from sale leaseback transactions - natural gas meters	8,441	17,300
Payments of common stock dividends	(75,200)	(63,725)
Proceeds from waiver discount issuance of common stock	17,919	—
Proceeds from issuance of common stock - DRP	7,610	7,521
Tax withholding payments related to net settled stock compensation	(4,024)	(3,737)
Cash flows used in financing activities	(55,280)	(24,463)
Change in cash, cash equivalents and restricted cash	26,104	9,157
Cash, cash equivalents and restricted cash at beginning of period	1,452	6,043
Cash, cash equivalents and restricted cash at end of period	$27,556	$15,200
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(8,877)	$(107,479)
Inventories	185,444	125,012
Recovery of natural gas costs	(28,825)	8,465
Natural gas purchases payable	(159,016)	(25,964)
Natural gas purchases payable - related parties	5	(6)
Deferred revenue, current	1,587	52,368
Accounts payable and other	(24,095)	(88,866)
Prepaid expenses	(6,493)	(5,548)
Prepaid and accrued taxes	51,591	75,921
Restricted broker margin accounts	(43,414)	53,708
Customers' credit balances and deposits	(7,725)	(12,302)
Other current assets (liabilities)	(2,701)	(1,019)
Total	$(42,519)	$74,290
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$57,622	$42,754
Income taxes	$1,967	$1,263
Accrued capital expenditures	$24,318	$53,245

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
(Thousands)	March 31, 2023	September 30, 2022
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$3,682,509	$3,576,691
Construction work in progress	206,260	162,087
Nonutility plant and equipment, at cost	1,739,074	1,577,259
Construction work in progress	121,733	199,679
Total property, plant and equipment	5,749,576	5,515,716
Accumulated depreciation and amortization, utility plant	(694,871)	(659,737)
Accumulated depreciation and amortization, nonutility plant and equipment	(229,720)	(206,053)
Property, plant and equipment, net	4,824,985	4,649,926
CURRENT ASSETS
Cash and cash equivalents	27,095	1,107
Customer accounts receivable
Billed	194,453	222,297
Unbilled revenues	46,040	13,769
Allowance for doubtful accounts	(11,419)	(19,379)
Regulatory assets	122,589	40,086
Natural gas in storage, at average cost	84,916	273,644
Materials and supplies, at average cost	23,608	20,324
Prepaid expenses	15,065	8,572
Prepaid and accrued taxes	13,575	54,501
Derivatives, at fair value	25,658	24,635
Restricted broker margin accounts	51,569	94,261
Other current assets	22,823	22,270
Total current assets	615,972	756,087
NONCURRENT ASSETS
Investments in equity method investees	105,125	106,571
Regulatory assets	501,829	500,666
Operating lease assets	165,783	168,520
Derivatives, at fair value	1,640	6,385
Intangible assets, net	1,065	2,348
Software costs	6,980	6,120
Other noncurrent assets	72,754	64,793
Total noncurrent assets	855,176	855,403
Total assets	$6,296,133	$6,261,416

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CAPITALIZATION AND LIABILITIES

	(Unaudited)
(Thousands, except share data)	March 31, 2023	September 30, 2022
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding shares March 31, 2023 — 96,901,373; September 30, 2022 — 96,249,859	$241,919	$241,616
Premium on common stock	529,819	519,697
Accumulated other comprehensive loss, net of tax	(4,217)	(4,826)
Treasury stock at cost and other; shares March 31, 2023 — 80,541; September 30, 2022 — 611,045	15,075	(6,805)
Retained earnings	1,218,240	1,067,528
Common stock equity	2,000,836	1,817,210
Long-term debt	2,642,199	2,485,402
Total capitalization	4,643,035	4,302,612
CURRENT LIABILITIES
Current maturities of long-term debt	152,173	75,069
Short-term debt	187,650	423,950
Natural gas purchases payable	76,033	235,049
Natural gas purchases payable to related parties	856	851
Deferred revenue	41,253	35,547
Accounts payable and other	121,796	156,580
Dividends payable	37,792	37,534
Accrued taxes	15,795	5,130
Regulatory liabilities	15,681	31,090
New Jersey Clean Energy Program	6,191	15,697
Derivatives, at fair value	24,183	49,848
Operating lease liabilities	5,308	4,562
Restricted broker margin accounts	1,245	—
Customers' credit balances and deposits	25,521	33,246
Total current liabilities	711,477	1,104,153
NONCURRENT LIABILITIES
Deferred income taxes	280,675	238,928
Deferred investment tax credits	2,573	2,710
Deferred revenue	40,406	753
Derivatives, at fair value	17,368	14,191
Manufactured gas plant remediation	124,493	127,060
Postemployment employee benefit liability	87,571	82,867
Regulatory liabilities	183,941	185,634
Operating lease liabilities	136,789	138,382
Asset retirement obligation	56,635	55,035
Other noncurrent liabilities	11,170	9,091
Total noncurrent liabilities	941,621	854,651
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$6,296,133	$6,261,416

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance at September 30, 2022	96,250	$241,616	$519,697	$(4,826)	$(6,805)	$1,067,528	$1,817,210
Net income	—	—	—	—	—	115,921	115,921
Other comprehensive income	—	—	—	304	—	—	304
Common stock issued:
Incentive compensation plan	92	229	3,243	—	—	—	3,472
Dividend reinvestment plan	93	—	437	—	3,429	—	3,866
Waiver discount	368	—	4,469	—	13,450	—	17,919
Cash dividend declared ($.39 per share)	—	—	—	—	—	(37,665)	(37,665)
Treasury stock and other	—	—	—	—	1,768	—	1,768
Balance at December 31, 2022	96,803	$241,845	$527,846	$(4,522)	$11,842	$1,145,784	$1,922,795
Net income	—	—	—	—	—	110,247	110,247
Other comprehensive income	—	—	—	305	—	—	305
Common stock issued:
Incentive compensation plan	29	74	1,096	—	—	—	1,170
Dividend reinvestment plan (1)	77	—	877	—	2,794	—	3,671
Cash dividend declared ($.39 per share)	—	—	—	—	—	(37,791)	(37,791)
Treasury stock and other	(8)	—	—	—	439	—	439
Balance at March 31, 2023	96,901	$241,919	$529,819	$(4,217)	$15,075	$1,218,240	$2,000,836
(1)Shares sold through the DRP issued from treasury stock are at average cost, which may differ from the actual market price paid.

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance at September 30, 2021	95,710	$240,644	$502,584	$(34,528)	$(12,448)	$934,610	$1,630,862
Net income	—	—	—	—	—	111,312	111,312
Other comprehensive income	—	—	—	1,030	—	—	1,030
Common stock issued:
Incentive compensation plan	147	367	7,135	—	—	—	7,502
Dividend reinvestment plan	105	263	3,415	—	—	—	3,678
Cash dividend declared ($.3625 per share)	—	—	—	—	—	(34,787)	(34,787)
Treasury stock and other	—	—	—	—	(2,619)	—	(2,619)
Balance at December 31, 2021	95,962	$241,274	$513,134	$(33,498)	$(15,067)	$1,011,135	$1,716,978
Net income	—	—	—	—	—	96,035	96,035
Other comprehensive loss	—	—	—	1,031	—	—	1,031
Common stock issued:
Incentive plan	36	91	1,216	—	—	—	1,307
Dividend reinvestment plan	91	228	3,493	—	—	—	3,721
Cash dividend declared ($.3325 per share)	—	—	—	—	—	(34,827)	(34,827)
Treasury stock and other	(7)	—	—	—	42	—	42
Balance at March 31, 2022	96,082	$241,593	$517,843	$(32,467)	$(15,025)	$1,072,343	$1,784,287

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

The Company provides regulated natural gas distribution services, transmission and storage services and operates certain unregulated businesses primarily through the following:

NJNG provides natural gas utility service to approximately 574,500 customers throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

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

During December 2020, Energy Services entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts, which commenced on November 1, 2021. The AMAs include a series of temporary and permanent releases and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. Energy Services recognized operating revenue of $9.5 million and $29.5 million during the three and six months ended March 31, 2023, respectively, and $10.3 million and $32.4 million during the three and six months ended March 31, 2022, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $77.7 million and $33.8 million are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022, respectively.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	March 31, 2023	September 30, 2022	March 31, 2022
Balance Sheet
Cash and cash equivalents	$27,095	$1,107	$13,906
Restricted cash in other noncurrent assets	$461	$345	$1,294
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$27,556	$1,452	$15,200

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

Loans Receivable

NJNG currently provides loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Unaudited Condensed Consolidated Balance Sheets. The Company has $14.9 million and $14.5 million recorded in other current assets as of March 31, 2023 and September 30, 2022, respectively, and $35.7 million and $34.7 million in other noncurrent assets as of March 31, 2023 and September 30, 2022, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans. The Company regularly evaluates the credit quality and collection profile of its customers. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of March 31, 2023 and September 30, 2022, the Company has not recorded any impairments for SAVEGREEN loans.

Natural Gas in Storage

The following table summarizes natural gas in storage, at average cost by segment as of:

	March 31, 2023		September 30, 2022
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
Natural Gas Distribution	$44,308	6.3	$191,175	29.0
Energy Services	40,608	12.0	82,469	10.8
Total	$84,916	18.3	$273,644	39.8

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
The following tables present the software costs included in the Unaudited Condensed Consolidated Financial Statements:

(Thousands)	March 31, 2023	September 30, 2022
Balance Sheets
Utility plant, at cost	$48,950	$40,437
Construction work in progress	$29,404	$14,381
Nonutility plant and equipment, at cost	$344	$344
Accumulated depreciation and amortization, utility plant	$(5,184)	$(3,361)
Accumulated depreciation and amortization, nonutility plant and equipment	$(30)	$(25)
Software costs	$6,980	$6,120

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Statements of Operations	2023	2022	2023	2022
Operation and maintenance (1)	$3,886	$2,828	$7,638	$5,351
Depreciation and amortization	$957	$303	$1,828	$602
(1)During the three and six months ended March 31, 2023, approximately $148,000 and $261,000, respectively, was amortized from software costs into O&M. During the three and six months ended March 31, 2022, approximately $113,000 and $225,000, respectively, was amortized from software costs into O&M.

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

See Note 9. Debt for more details regarding sale leaseback transactions recorded as financing arrangements.

Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of related tax effects during the three months ended March 31, 2023 and 2022:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance at December 31, 2022	$(8,059)	$3,537		$(4,522)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(80), $(13), $(93), respectively	264	41	(1)	305
Balance at March 31, 2023	$(7,795)	$3,578		$(4,217)

Balance at December 31, 2021	$(9,112)	$(24,386)		$(33,498)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(80), $(232), $(312)	263	768	(1)	1,031
Balance at March 31, 2022	$(8,849)	$(23,618)		$(32,467)
(1)Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

The following table presents the changes in the components of accumulated other comprehensive loss, net of related tax effects during the six months ended March 31, 2023 and 2022:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance at September 30, 2022	$(8,322)	$3,496		$(4,826)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(159), $(25) and $(184), respectively	527	82	(1)	609
Balance at March 31, 2023	$(7,795)	$3,578		$(4,217)

Balance at September 30, 2021	$(9,376)	$(25,152)		$(34,528)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(159), $(465) and $(624), respectively	527	1,534	(1)	2,061
Balance at March 31, 2022	$(8,849)	$(23,618)		$(32,467)
(1)Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.
Recently Adopted Updates to the Accounting Standards Codification

Debt and Other

In August 2020, the FASB issued ASU No. 2020-06, an amendment to ASC 470, Debt, and ASC 815, Derivatives and Hedging, which changes the accounting for convertible instruments by reducing the number of acceptable accounting models to three models including, the embedded derivative, substantial premium, and traditional no proceeds allocated models. The Company adopted this guidance on October 1, 2022. The Company does not currently have convertible debt instruments, and as a resultthere was no impact on its financial position, results of operations, cash flows and disclosures upon adoption.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Leases

In July 2021, the FASB issued ASU No. 2021-05, an amendment to ASC 842, Leases, which requires a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if another classification, including sales-type or direct financing would trigger a loss at the lease commencement date. The Company adopted this guidance on October 1, 2022, on a prospective basis. The Company currently does not have any leases that meet this criteria, as such there was no impact on its financial position, results of operations, cash flows and disclosures upon adoption.

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

Leases

In March 2023, the FASB issued ASU No. 2023-01, an amendment to ASC 842, Leases, which applies to arrangements between related parties under common control. This update requires that all entities with common control arrangements classify and account for these leases on the same basis as an arrangement with an unrelated party. If the lessee in these types of arrangements continues to control the use of the underlying asset through a lease, the leasehold improvements are to be amortized over the improvements’ useful life to the common control group, regardless of the lease term. The guidance is effective for the Company on October 1, 2024, and the Company can elect to apply it either on a prospective basis or retrospectively beginning October 1, 2019, representing the date which the Company adopted ASC 842. The Company is currently evaluating the amendment to understand the impact on its financial position, results of operations, cash flows and disclosures upon adoption.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognized Over Time (continued):
Segment/ Operations	Performance Obligation	Description
Storage and Transportation	Natural gas services
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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the three months ended March 31, 2023 and 2022, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures		Energy Services	Storage and Transportation	Home Services and Other	Total
2023
Natural gas utility sales (1)	$327,198	—		—	—	—	$327,198
Natural gas services	—	—		16,836	20,887	—	37,723
Service contracts	—	—		—	—	8,739	8,739
Installations and maintenance	—	—		—	—	4,709	4,709
Renewable energy certificates	—	2,085		—	—	—	2,085
Electricity sales	—	6,084		—	—	—	6,084
Eliminations (2)	(338)	—		—	(1,584)	(183)	(2,105)
Revenues from contracts with customers	326,860	8,169		16,836	19,303	13,265	384,433
Alternative revenue programs (3)	27,270	—		—	—	—	27,270
Derivative instruments	46,370	6,237	(4)	179,894	—	—	232,501
Eliminations (2)	—	—		(177)	—	—	(177)
Revenues out of scope	73,640	6,237		179,717	—	—	259,594
Total operating revenues	$400,500	14,406		196,553	19,303	13,265	$644,027
2022
Natural gas utility sales (1)	$381,861	—		—	—	—	$381,861
Natural gas services	—	—		17,309	13,342	—	30,651
Service contracts	—	—		—	—	8,492	8,492
Installations and maintenance	—	—		—	—	4,730	4,730
Renewable energy certificates	—	1,019		—	—	—	1,019
Electricity sales	—	6,846		—	—	—	6,846
Eliminations (2)	(338)	—		—	(537)	(81)	(956)
Revenues from contracts with customers	381,523	7,865		17,309	12,805	13,141	432,643
Alternative revenue programs (3)	2,504	—		—	—	—	2,504
Derivative instruments	79,447	3,962	(4)	395,336	—	—	478,745
Eliminations (2)	—	—		(1,576)	—	—	(1,576)
Revenues out of scope	81,951	3,962		393,760	—	—	479,673
Total operating revenues	$463,474	11,827		411,069	12,805	13,141	$912,316
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the six months ended March 31, 2023 and 2022, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures		Energy Services	Storage and Transportation	Home Services and Other	Total
2023
Natural gas utility sales (1)	$615,365	—		—	—	—	$615,365
Natural gas services	—	—		44,684	47,725	—	92,409
Service contracts	—	—		—	—	17,400	17,400
Installations and maintenance	—	—		—	—	10,314	10,314
Renewable energy certificates	—	3,287		—	—	—	3,287
Electricity sales	—	13,788		—	—	—	13,788
Eliminations (2)	(675)	—		—	(2,708)	(196)	(3,579)
Revenues from contracts with customers	614,690	17,075		44,684	45,017	27,518	748,984
Alternative revenue programs (3)	23,805	—		—	—	—	23,805
Derivative instruments	119,414	10,123	(4)	473,828	—	—	603,365
Eliminations (2)	—	—		(8,560)	—	—	(8,560)
Revenues out of scope	143,219	10,123		465,268	—	—	618,610
Total operating revenues	$757,909	27,198		509,952	45,017	27,518	$1,367,594
2022
Natural gas utility sales (1)	$605,657	—		—	—	—	$605,657
Natural gas services	—	—		45,188	25,485	—	70,673
Service contracts	—	—		—	—	16,959	16,959
Installations and maintenance	—	—		—	—	10,214	10,214
Renewable energy certificates	—	1,865		—	—	—	1,865
Electricity sales	—	13,316		—	—	—	13,316
Eliminations (2)	(675)	—		—	(1,096)	(180)	(1,951)
Revenues from contracts with customers	604,982	15,181		45,188	24,389	26,993	716,733
Alternative revenue programs (3)	13,158	—		—	—	—	13,158
Derivative instruments	119,769	6,829	(4)	736,701	—	—	863,299
Eliminations (2)	—	—		(5,032)	—	—	(5,032)
Revenues out of scope	132,927	6,829		731,669	—	—	871,425
Total operating revenues	$737,909	22,010		776,857	24,389	26,993	$1,588,158
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the three months ended March 31, 2023 and 2022, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
2023
Residential	$247,623	3,204	—	—	13,089	$263,916
Commercial and industrial	49,105	4,965	16,836	19,303	176	90,385
Firm transportation	29,368	—	—	—	—	29,368
Interruptible and off-tariff	764	—	—	—	—	764
Revenues out of scope	73,640	6,237	179,717	—	—	259,594
Total operating revenues	$400,500	14,406	196,553	19,303	13,265	$644,027
2022
Residential	$286,205	2,991	—	—	13,105	$302,301
Commercial and industrial	60,106	4,874	17,309	12,805	36	95,130
Firm transportation	34,636	—	—	—	—	34,636
Interruptible and off-tariff	576	—	—	—	—	576
Revenues out of scope	81,951	3,962	393,760	—	—	479,673
Total operating revenues	$463,474	11,827	411,069	12,805	13,141	$912,316

Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the six months ended March 31, 2023 and 2022, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
2023
Residential	$464,561	6,497	—	—	27,269	$498,327
Commercial and industrial	92,900	10,578	44,684	45,017	249	193,428
Firm transportation	55,567	—	—	—	—	55,567
Interruptible and off-tariff	1,662	—	—	—	—	1,662
Revenues out of scope	143,219	10,123	465,268	—	—	618,610
Total operating revenues	$757,909	27,198	509,952	45,017	27,518	$1,367,594
2022
Residential	$437,513	5,963	—	—	26,880	$470,356
Commercial and industrial	107,290	9,218	45,188	24,389	113	186,198
Firm transportation	57,311	—	—	—	—	57,311
Interruptible and off-tariff	2,868	—	—	—	—	2,868
Revenues out of scope	132,927	6,829	731,669	—	—	871,425
Total operating revenues	$737,909	22,010	776,857	24,389	26,993	$1,588,158

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the six months ended March 31, 2023 and 2022, are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of September 30, 2022	$222,297	$13,769	$33,246
(Decrease) increase	(27,844)	32,271	(7,725)
Balance as of March 31, 2023	$194,453	$46,040	$25,521
Balance as of September 30, 2021	$212,838	$10,351	$32,586
Increase (decrease)	60,475	45,919	(12,302)
Balance as of March 31, 2022	$273,313	$56,270	$20,284

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
March 31, 2023
Customer accounts receivable
Billed	$142,275	5,917	37,280	7,090	1,891	$194,453
Unbilled	43,020	3,020	—	—	—	46,040
Customers' credit balances and deposits	(25,516)	—	—	(5)	—	(25,521)
Total	$159,779	8,937	37,280	7,085	1,891	$214,972
September 30, 2022
Customer accounts receivable
Billed	$78,508	5,566	129,199	7,012	2,012	$222,297
Unbilled	10,814	2,955	—	—	—	13,769
Customers' credit balances and deposits	(33,246)	—	—	—	—	(33,246)
Total	$56,076	8,521	129,199	7,012	2,012	$202,820

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for NJNG are comprised of the following:

(Thousands)	March 31, 2023	September 30, 2022
Regulatory assets-current
New Jersey Clean Energy Program	$6,191	$15,697
Conservation Incentive Program	46,903	23,099
Derivatives at fair value, net	68,241	—
Other current regulatory assets	1,254	1,290
Total current regulatory assets	$122,589	$40,086
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$63,256	$66,149
Liability for future expenditures	124,493	127,070
Deferred income taxes	41,213	40,520
SAVEGREEN	57,203	52,690
Postemployment and other benefit costs	55,925	56,021
Deferred storm damage costs	1,086	2,172
Cost of removal	111,601	104,850
Other noncurrent regulatory assets	41,769	45,828
Total noncurrent regulatory assets	$496,546	$495,300
Regulatory liability-current
Overrecovered natural gas costs	$12,785	$17,807
Derivatives at fair value, net	77	7,972
Total current regulatory liabilities	$12,862	$25,779
Regulatory liabilities-noncurrent
Tax Act impact (1)	$182,857	$185,367
Derivatives at fair value, net	602	116
Other noncurrent regulatory liabilities	482	151
Total noncurrent regulatory liabilities	$183,941	$185,634
(1)Reflects the re-measurement and subsequent amortization of NJNG's net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act. The Tax Act is an Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017.

Other noncurrent regulatory assets include deferred pandemic costs of approximately $3.9 million and $6.9 million as of March 31, 2023 and September 30, 2022, respectively, primarily related to a portion of bad debt associated with customer accounts receivable resulting from the impacts of the ongoing COVID-19 pandemic. These costs are eligible for future regulatory recovery. On January 5, 2023, NJNG advised the BPU that it will cease deferring COVID-19 costs as of December 31, 2022, and will seek recovery of its regulatory asset balance in its next base rate proceeding.

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for Adelphia Gateway are comprised of the following:

(Thousands)	March 31, 2023	September 30, 2022
Total noncurrent regulatory assets	$5,283	$5,366
Total current regulatory liabilities	$2,819	$5,311

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory filings and/or actions that occurred during the current fiscal year include the following:

•On February 22, 2023, NJNG advised the BPU that it would implement a bill credit of approximately $32.5 million, net of tax, and lower the BGSS rate for residential and small commercial customers, which will reduce revenues by approximately $29.9 million, effective March 1, 2023, which was approved on a final basis on April 12, 2023.

•On March 30, 2023, NJNG submitted its annual IIP filing to the BPU requesting a rate increase for capital expenditures of $31.4 million through June 30, 2023, which will result in a $3.5 million revenue increase, with a proposed effective date of October 1, 2023.

•On April 12, 2023, the BPU approved on a final basis, NJNG's annual BGSS, balancing charge and CIP rates for residential and small business customers, which includes an $81.9 million increase to the annual revenues credited to BGSS, a $9.0 million annual increase related to its balancing charge and a $10.2 million increase to CIP rates, effective October 1, 2022.

•On April 12, 2023, the BPU approved on a final basis, NJNG's annual SBC filing of RAC expenditures through June 30, 2022, as well as an increase to the RAC annual recoveries of $3.7 million and a decrease to the NJCEP annual recoveries of $900,000, effective May 1, 2023.

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

Fair Value of Derivatives

The following table presents the fair value of the Company's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Derivatives at Fair Value
		March 31, 2023		September 30, 2022
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$100	$24	$252	$11
Financial commodity contracts	Derivatives - current	—	—	85	6,281
Energy Services:
Physical commodity contracts	Derivatives - current	4,262	10,140	9,857	17,051
	Derivatives - noncurrent	4	17,368	376	13,561
Financial commodity contracts	Derivatives - current	21,296	14,019	14,423	26,488
	Derivatives - noncurrent	1,636	—	6,009	630
Foreign currency contracts	Derivatives - current	—	—	18	17
Total fair value of derivatives		$27,298	$41,551	$31,020	$64,039

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

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of March 31, 2023:
Derivative assets:
Energy Services
Physical commodity contracts	$4,266	$(1,060)	$(460)	$2,746
Financial commodity contracts	22,932	(14,019)	—	8,913
Total Energy Services	$27,198	$(15,079)	$(460)	$11,659
Natural Gas Distribution
Physical commodity contracts	$100	$(1)	$—	$99
Total Natural Gas Distribution	$100	$(1)	$—	$99
Derivative liabilities:
Energy Services
Physical commodity contracts	$27,508	$(1,060)	$—	$26,448
Financial commodity contracts	14,019	(14,019)	—	—
Total Energy Services	$41,527	$(15,079)	$—	$26,448
Natural Gas Distribution
Physical commodity contracts	$24	$(1)	$—	$23
Total Natural Gas Distribution	$24	$(1)	$—	$23
As of September 30, 2022:
Derivative assets:
Energy Services
Physical commodity contracts	$10,233	$(404)	$(200)	$9,629
Financial commodity contracts	20,432	(12,198)	—	8,234
Foreign currency contracts	18	(17)	—	1
Total Energy Services	$30,683	$(12,619)	$(200)	$17,864
Natural Gas Distribution
Physical commodity contracts	$252	$—	$—	$252
Financial commodity contracts	85	(85)	—	—
Total Natural Gas Distribution	$337	$(85)	$—	$252
Derivative liabilities:
Energy Services
Physical commodity contracts	$30,612	$(404)	$—	$30,208
Financial commodity contracts	27,118	(12,198)	—	14,920
Foreign currency contracts	17	(17)	—	—
Total Energy Services	$57,747	$(12,619)	$—	$45,128
Natural Gas Distribution
Physical commodity contracts	$11	$—	$—	$11
Financial commodity contracts	6,281	(85)	—	6,196
Total Natural Gas Distribution	$6,292	$(85)	$—	$6,207
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

The following table presents the effect of derivative instruments recognized on the Unaudited Condensed Consolidated Statements of Operations for the periods set forth below:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Six Months Ended
		March 31,		March 31,
Derivatives not designated as hedging instruments:		2023	2022	2023	2022
Energy Services:
Physical commodity contracts	Operating revenues	$7,208	$(11,582)	$17,246	$(11,432)
Physical commodity contracts	Natural gas purchases	(124)	(875)	(794)	630
Financial commodity contracts	Natural gas purchases	29,863	(31,223)	71,474	29,966
Foreign currency contracts	Natural gas purchases	—	(14)	—	(14)
Total unrealized and realized loss (gain)		$36,947	$(43,694)	$87,926	$19,150

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2023	2022	2023	2022
Natural Gas Distribution:
Physical commodity contracts	$(203)	$4,538	$(28,234)	$6,234
Financial commodity contracts	(38,294)	61,485	(69,957)	46,838
Total unrealized and realized (gain) loss	$(38,497)	$66,023	$(98,191)	$53,072

During fiscal 2020, NJR entered into treasury lock transactions to fix the benchmark treasury rate associated with debt issuances that were finalized in 2020. NJR designates its treasury lock contracts as cash flow hedges; therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to interest expense on the Consolidated Statements of Operations ratable over the term of the associated debt. Pre-tax losses of $343,000 were reclassified from OCI into income during both the three months ended March 31, 2023 and 2022, respectively, and pre-tax losses of $686,000 were reclassified during both the six months ended March 31, 2023 and 2022, respectively.

NJNG and Energy Services had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
	Transaction Type	March 31, 2023	September 30, 2022
Natural Gas Distribution	Futures	32.2	30.5
	Physical Commodity	8.8	6.8
Energy Services	Futures	(5.6)	(0.7)
	Physical Commodity	(0.2)	2.7

Not included in the above table are 1.5 million and 1.2 million SRECs that were open as of March 31, 2023 and September 30, 2022, respectively, and the notional amount of foreign currency transactions for the periods were immaterial.

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

(Thousands)	Balance Sheet Location	March 31, 2023	September 30, 2022
Natural Gas Distribution	Restricted broker margin accounts-current assets	$12,866	$26,138
Energy Services	Restricted broker margin accounts-current assets	$38,703	$68,123
	Restricted broker margin accounts-current liabilities	$1,245	$—

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of March 31, 2023. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$126,575
Noninvestment grade	13,009
Internally rated investment grade	15,514
Internally rated noninvestment grade	26,407
Total	$181,505

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. There was approximately $955,000 and $161,000 of derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required as of March 31, 2023 and September 30, 2022, respectively. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities, excluding natural gas meter finance arrangements, debt issuance costs and solar asset financing obligations, is as follows:

(Thousands)	March 31, 2023	September 30, 2022
Carrying value (1) (2) (3)	$2,537,845	$2,362,845
Fair market value	$2,227,816	$1,946,356
(1)Excludes the sale leasebacks of natural gas meters of $35.2 million and $30.3 million as of March 31, 2023 and September 30, 2022, respectively. The fair value of certain sale leasebacks of natural gas meters amounted to $23.4 million and $15.7 million as of March 31, 2023 and September 30, 2022, respectively.
(2)Excludes NJNG's debt issuance costs of $9.8 million and $9.5 million as of March 31, 2023 and September 30, 2022, respectively.
(3)Excludes NJR's debt issuance costs of $4.0 million and $3.8 million as of March 31, 2023 and September 30, 2022, respectively.

Clean Energy Ventures enters into transactions to sell certain commercial solar assets and lease the assets back for a term specified in the lease. These transactions are considered financing obligations for accounting purposes and are recorded within long-term debt on the Unaudited Condensed Consolidated Balance Sheets. The estimated fair value of solar asset financing obligations as of March 31, 2023 and September 30, 2022 was $182.6 million and $124.1 million, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of March 31, 2023, the Company discloses its debt within Level 2 of the fair value hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2023:
Assets:
Physical commodity contracts	$—	$4,366	$—	$4,366
Financial commodity contracts	22,932	—	—	22,932
Money market funds	25,099	—	—	25,099
Other	2,677	—	—	2,677
Total assets at fair value	$50,708	$4,366	$—	$55,074
Liabilities:
Physical commodity contracts	$—	$27,532	$—	$27,532
Financial commodity contracts	14,019	—	—	14,019
Total liabilities at fair value	$14,019	$27,532	$—	$41,551

As of September 30, 2022:
Assets:
Physical commodity contracts	$—	$10,485	$—	$10,485
Financial commodity contracts	20,517	—	—	20,517
Financial commodity contracts - foreign exchange	—	18	—	18
Money market funds	59	—	—	59
Other	1,884	—	—	1,884
Total assets at fair value	$22,460	$10,503	$—	$32,963
Liabilities:
Physical commodity contracts	$—	$30,623	$—	$30,623
Financial commodity contracts	33,231	168	—	33,399
Financial commodity contracts - foreign exchange	—	17	—	17
Total liabilities at fair value	$33,231	$30,808	$—	$64,039

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INVESTMENTS IN EQUITY INVESTEES

Steckman Ridge

The Company holds a 50 percent equity method investment in Steckman Ridge, a jointly owned and controlled natural gas storage facility located in Bedford County, Pennsylvania. The Company's investment in Steckman Ridge was $105.1 million and $106.6 million as of March 31, 2023 and September 30, 2022, respectively, which include loans with a total outstanding principal balance of $70.4 million for both March 31, 2023 and September 30, 2022. These loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

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

The Company received an additional return of capital of $200,000 on February 15, 2023, which is recognized in equity in earnings of affiliates, in the Unaudited Condensed Consolidated Statements of Operations.

8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share amounts)	2023	2022	2023	2022
Net income, as reported	$110,247	$96,035	$226,168	$207,347
Basic earnings per share
Weighted average shares of common stock outstanding-basic	96,893	96,068	96,689	96,006
Basic earnings per common share	$1.14	$1.00	$2.34	$2.16
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	96,893	96,068	96,689	96,006
Incremental shares (1)	663	448	657	474
Weighted average shares of common stock outstanding-diluted	97,556	96,516	97,346	96,480
Diluted earnings per common share	$1.13	$1.00	$2.32	$2.15
(1)Incremental shares consist primarily of unvested stock awards and performance shares.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

Credit Facilities and Short-term Debt

A summary of NJR's credit facility and term loan credit agreement and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	March 31, 2023	September 30, 2022	Expiration Dates
NJR
Bank revolving credit facility (1)	$650,000	$650,000	September 2027
Notes outstanding at end of period	$187,650	$200,150
Weighted average interest rate at end of period	5.96%	3.97%
Amount available at end of period (2)	$457,177	$440,177
Bank term loan credit agreement	$—	$150,000	February 2023
Loans outstanding at end of period	$—	$150,000
Weighted average interest rate at end of period	—%	3.81%
Amount available at end of period	$—	$—
NJNG
Bank revolving credit facility (3)	$250,000	$250,000	September 2027
Commercial paper and notes outstanding at end of period	$—	$73,800
Weighted average interest rate at end of period	—%	3.34%
Amount available at end of period (4)	$249,269	$175,469
(1)Committed credit facilities, which require commitment fees of 0.10 percent on the unused amounts.
(2)Letters of credit outstanding total $5.2 million at March 31, 2023 and $9.7 million at September 30, 2022, which reduces the amount available by the same amount.
(3)Committed credit facilities, which require commitment fees of 0.075 percent on the unused amounts.
(4)Letters of credit outstanding total $731,000 at both March 31, 2023 and September 30, 2022, which reduces the amount available by the same amount.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit facility or term loan.

On February 7, 2023, NJR's 364-day $150 million term loan credit agreement, that was entered into in February 2022, expired. The Company had $50 million that was borrowed on February 9, 2022 and $100 million that was borrowed on February 14, 2022, which was paid in full at expiration of the term loan agreement.

Long-term Debt

NJR

On October 24, 2022, NJR entered into a Note Purchase Agreement, which closed on December 15, 2022, under which NJR issued $50 million, Series 2022B senior notes at a fixed rate of 6.14 percent, maturing in 2032. The senior notes are unsecured and guaranteed by certain unregulated subsidiaries of NJR.

NJNG

On October 24, 2022, NJNG entered into a Note Purchase Agreement under which it sold $125 million of its senior notes at an interest rate of 5.47 percent, maturing in 2052.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NJNG received $8.4 million and $17.3 million during the six months ended March 31, 2023 and 2022, respectively, in connection with the sale leaseback of its natural gas meters. NJNG records a financing obligation and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised an early purchase option with respect to meter leases by making a final principal payment of $1.1 million during the six months ended March 31, 2022. There was no early purchase option exercised during the six months ended March 31, 2023.

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are treated as financing obligations for accounting purposes and are typically secured by the renewable energy facility asset and its future cash flows from SRECs, TRECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from SRECs, TRECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the six months ended March 31, 2023 and 2022, Clean Energy Ventures received proceeds of $61.8 million and $3.3 million, respectively, in connection with the sale leaseback of commercial solar assets. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

In April 2023, Clean Energy Ventures received additional proceeds of $89.9 million in connection with the sale leaseback of two commercial solar assets.
10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	March 31,		March 31,		March 31,		March 31,
(Thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$1,351	$2,073	$2,701	$4,146	$618	$1,076	$1,236	$2,152
Interest cost	3,793	2,408	7,587	4,816	2,287	1,589	4,573	3,178
Expected return on plan assets	(4,993)	(5,318)	(9,986)	(10,637)	(1,681)	(1,894)	(3,361)	(3,788)
Recognized actuarial loss	75	2,186	150	4,372	—	1,421	—	2,842
Prior service cost (credit) amortization	26	26	51	51	—	(36)	—	(72)
Net periodic benefit cost	$252	$1,375	$503	$2,748	$1,224	$2,156	$2,448	$4,312

The Company does not expect to be required to make additional contributions to fund the pension plans during fiscal 2023 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the six months ended March 31, 2023 and 2022.

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

Effective Tax Rate

The estimated annual effective tax rates were 22.1 percent and 22.3 percent, for the six months ended March 31, 2023 and 2022, respectively.

To the extent there are discrete tax items that are not included in the estimated annual effective tax rate, the actual reported effective tax rate may differ from the estimated annual effective tax rate. During the six months ended March 31, 2023 and 2022, discrete items totaled approximately $554,000 and $166,000, respectively, related to excess tax benefits associated with the vesting of share-based awards. NJR’s actual reported effective tax rate was 21.9 percent and 22.3 percent during the six months ended March 31, 2023 and 2022, respectively.

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

Other Tax Items

As of March 31, 2023 and September 30, 2022, the Company has tax credit carryforwards of approximately $171.6 million and $211.8 million, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2035.

The impairment of the equity method investment in PennEast created net capital loss attributes, which can only be utilized to offset capital gains income and can be carried back three years and forward five years prior to expiration. These attributes totaled approximately $56.4 million and $56.6 million as of March 31, 2023 and September 30, 2022.

As of March 31, 2023 and September 30, 2022, the Company had a valuation allowance of approximately $5.0 million and $5.1 million, respectively, related to capital loss carryforwards resulting from the impairment of the equity method investment in PennEast, which the Company believes are not more likely than not to be fully utilized prior to expiration.

As of March 31, 2023 and September 30, 2022, the Company has state income tax net operating losses of approximately $516.1 million and $544.4 million, respectively. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred; these state carry-forward periods range from seven to 20 years, with the majority expiring after 2035. The Company expects to utilize this entire carryforward, other than as described below.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 31, 2023 and September 30, 2022, the Company had a valuation allowance of approximately $16.8 million and $17.2 million, respectively, related to the recognition of state net operating loss carryforwards, which primarily relate to New Jersey. The Company will maintain this valuation allowance until there is sufficient positive evidence to support its reversal. The Company believes within the next 12 months there is a reasonable possibility that sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion, if not all, of the valuation allowance will no longer be needed. Reversal of the valuation allowance would result in the recognition of certain deferred tax assets with a corresponding decrease to income tax expense in the period that the reversal is recorded. However, the exact timing and amount of the valuation allowance reversal are subject to change.

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

The Company’s lease agreements primarily consist of commercial solar land leases, storage and capacity leases, equipment and real property, including land and office facilities, office equipment and the sale leaseback of certain natural gas meters.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the Company's lease costs included in the Unaudited Condensed Consolidated Statements of Operations:

		Three Months Ended		Six Months Ended
		March 31,		March 31,
(Thousands)	Income Statement Location	2023	2022	2023	2022
Operating lease cost (1)	Operation and maintenance	$2,307	$2,915	$4,724	$5,034
Finance lease cost (2)
Amortization of right-of-use assets	Depreciation and amortization	540	457	1,025	$853
Interest on lease liabilities	Interest expense, net of capitalized interest	298	104	533	$184
Total finance lease cost		838	561	1,558	$1,037
Short-term lease cost	Operation and maintenance	—	12	—	$23
Variable lease cost	Operation and maintenance	272	172	495	$363
Total lease cost		$3,417	$3,660	$6,777	$6,457
(1)Net of capitalized costs.
(2)Includes immaterial costs associated with the sale leaseback of natural gas meters, certain of which are considered financing transactions for accounting purposes.

The following table presents supplemental cash flow information related to leases:

	Six Months Ended
	March 31,
(Thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3,652	$3,557
Operating cash flows for finance leases (1)	$533	$404
Financing cash flows for finance leases (1)	$3,577	$3,947
(1)Includes immaterial activity associated with the sale leaseback of natural gas meters, certain of which are considered financing transactions for accounting purposes.

Assets obtained or modified through operating leases totaled approximately $287,000 and $407,000 during the three and six months ended March 31, 2023 and $17,000 and $825,000 during the three and six months ended March 31, 2022, respectively. Assets obtained or modified through other leases, including those which are finance leases and financing transactions for accounting purposes, totaled $8.4 million and $17.3 million during the six months ended March 31, 2023 and 2022, respectively. There were no assets obtained or modified through finance lease liabilities during the three months ended March 31, 2023 and 2022.

The following table presents the balance and classifications of the Company's right of use assets and lease liabilities included in the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	March 31, 2023	September 30, 2022
Assets
Noncurrent
Operating lease assets	Operating lease assets	$165,783	$168,520
Finance lease assets (1)	Utility plant	29,328	21,913
Total lease assets (1)		$195,111	$190,433
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$5,308	$4,562
Finance lease liabilities (1)	Current maturities of long-term debt	8,773	6,538
Noncurrent
Operating lease liabilities	Operating lease liabilities	136,789	138,382
Finance lease liabilities (1)	Long-term debt	26,380	23,752
Total lease liabilities (1)		$177,250	$173,234
(1)Includes immaterial amounts associated with the sale leaseback of natural gas meters, certain of which are considered financing transactions for accounting purposes.

For operating lease assets and liabilities, the weighted average remaining lease term was 29.1 years and 29.2 years as of March 31, 2023 and September 30, 2022, respectively, and the weighted average discount rate used in the valuation over the remaining lease term was 3.2 percent for both March 31, 2023 and September 30, 2022.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For finance lease assets and liabilities, certain of which are considered financing transactions for accounting purposes, as of March 31, 2023 and September 30, 2022, the weighted average remaining lease term was 3.7 years and 4.0 years, respectively.

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through September 2039, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $186.4 million at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of March 31, 2023, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2023	2024	2025	2026	2027	Thereafter
Energy Services:
Natural gas purchases	$24,692	$13,502	$1,721	$—	$—	$—
Storage demand fees	10,825	16,688	7,838	4,654	2,166	794
Pipeline demand fees	30,339	50,638	44,948	33,952	26,353	34,710
Sub-total Energy Services	$65,856	$80,828	$54,507	$38,606	$28,519	$35,504
NJNG:
Natural gas purchases	$14,833	$539	$—	$—	$—	$—
Storage demand fees	22,472	42,049	30,048	14,353	9,541	4,772
Pipeline demand fees	69,512	139,933	151,969	130,447	124,211	1,058,159
Sub-total NJNG	$106,817	$182,521	$182,017	$144,800	$133,752	$1,062,931
Total	$172,673	$263,349	$236,524	$183,406	$162,271	$1,098,435

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimates the total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites will range from approximately $110.8 million to

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$167.1 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of March 31, 2023, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $124.5 million on the Unaudited Condensed Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if former MGP operations were active at the location. The preliminary assessment and site investigation activities are ongoing at the Aberdeen, New Jersey site location. The estimated costs to complete the preliminary assessment and site investigation phase are included in the MGP remediation liability and corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets at March 31, 2023 and September 30, 2022. NJNG will continue to gather information to determine whether the obligation exists to undertake remedial action, if any, and refine its estimate of potential costs for this site as more information becomes available.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. On March 23, 2022, the BPU approved an increase in the RAC, which increased the pre-tax annual recovery from $11.1 million to $11.7 million, effective April 1, 2022. On April 12, 2023, the BPU approved on a final basis, NJNG's annual SBC filing of RAC expenditures through June 30, 2022, as well as an increase to the RAC annual recoveries of $3.7 million, which increased the pre-tax annual recovery to $15.4 million, effective May 1, 2023. As of March 31, 2023, $63.3 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

Information related to the Company's various reporting segments and other operations is detailed below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2023	2022	2023	2022
Operating revenues
Natural Gas Distribution
External customers	$400,500	$463,474	$757,909	$737,909
Intercompany	338	338	675	675
Clean Energy Ventures
External customers	14,406	11,827	27,198	22,010
Energy Services
External customers (1)	196,553	411,069	509,952	776,857
Intercompany	177	1,576	8,560	5,032
Storage and Transportation
External customers	19,303	12,805	45,017	24,389
Intercompany	1,584	537	2,708	1,096
Subtotal	632,861	901,626	1,352,019	1,567,968
Home Services and Other
External customers	13,265	13,141	27,518	26,993
Intercompany	183	81	196	180
Eliminations	(2,282)	(2,532)	(12,139)	(6,983)
Total	$644,027	$912,316	$1,367,594	$1,588,158
Depreciation and amortization
Natural Gas Distribution	$25,319	$23,344	$50,209	$46,237
Clean Energy Ventures	6,465	5,311	12,041	10,544
Energy Services (2)	62	32	119	60
Storage and Transportation	6,020	2,571	11,962	4,704
Subtotal	37,866	31,258	74,331	61,545
Home Services and Other	224	203	442	407
Eliminations	—	(26)	—	(124)
Total	$38,090	$31,435	$74,773	$61,828
Interest income (3)
Natural Gas Distribution	$376	$191	$789	$384
Energy Services	380	—	649	—
Storage and Transportation	1,684	381	3,085	758
Subtotal	2,440	572	4,523	1,142
Home Services and Other	734	147	1,388	302
Eliminations	(938)	(231)	(1,716)	(455)
Total	$2,236	$488	$4,195	$989
(1)Includes sales to Canada for the Energy Services segment, which are immaterial.
(2)The amortization of acquired wholesale energy contracts is excluded above and is included in natural gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.
(3)Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2023	2022	2023	2022
Interest expense, net of capitalized interest
Natural Gas Distribution	$13,879	$10,764	$27,588	$21,759
Clean Energy Ventures	7,316	5,395	13,211	10,822
Energy Services	2,749	795	5,807	1,470
Storage and Transportation	6,128	1,847	12,835	3,983
Subtotal	30,072	18,801	59,441	38,034
Home Services and Other	189	125	311	369
Total	$30,261	$18,926	$59,752	$38,403
Income tax provision (benefit)
Natural Gas Distribution	$23,924	$29,689	$38,307	$42,893
Clean Energy Ventures	(3,005)	(1,952)	(4,842)	(3,998)
Energy Services	5,916	(790)	25,980	19,715
Storage and Transportation	596	714	2,539	1,057
Subtotal	27,431	27,661	61,984	59,667
Home Services and Other	488	256	705	502
Eliminations	2,667	893	875	(552)
Total	$30,586	$28,810	$63,564	$59,617
Equity in earnings of affiliates
Storage and Transportation	$977	$1,256	$1,886	$2,312
Eliminations	154	(487)	191	(968)
Total	$1,131	$769	$2,077	$1,344
Net financial earnings (loss)
Natural Gas Distribution	$100,697	$102,783	$155,361	$153,863
Clean Energy Ventures	(9,379)	(6,491)	(12,961)	(13,312)
Energy Services	21,125	29,940	73,658	47,507
Storage and Transportation	2,450	4,625	8,693	7,587
Subtotal	114,893	130,857	224,751	195,645
Home Services and Other	813	451	784	898
Eliminations	(3,396)	(1,102)	(2,941)	(567)
Total	$112,310	$130,206	$222,594	$195,976
Capital expenditures
Natural Gas Distribution	$92,600	$52,000	$174,671	$125,464
Clean Energy Ventures	13,706	41,176	57,699	66,556
Storage and Transportation	10,122	43,673	29,841	109,048
Subtotal	116,428	136,849	262,211	301,068
Home Services and Other	760	163	900	242
Total	$117,188	$137,012	$263,111	$301,310
Return of capital from equity investees
Storage and Transportation	$—	$(4,000)	$—	$(4,000)
Total	$—	$(4,000)	$—	$(4,000)

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's assets for the various reporting segments and business operations are detailed below:

(Thousands)	March 31, 2023	September 30, 2022
Assets at end of period:
Natural Gas Distribution	$4,194,970	$4,030,686
Clean Energy Ventures	1,056,744	1,015,065
Energy Services	167,876	333,064
Storage and Transportation	1,007,694	999,520
Subtotal	6,427,284	6,378,335
Home Services and Other	153,914	159,068
Intercompany assets (1)	(285,065)	(275,987)
Total	$6,296,133	$6,261,416
(1)Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's reporting segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2023	2022	2023	2022
Net financial earnings	$112,310	$130,206	$222,594	$195,976
Less:
Unrealized loss (gain) on derivative instruments and related transactions	13,971	42,022	(17,532)	(40,169)
Tax effect	(3,320)	(9,980)	4,167	9,556
Effects of economic hedging related to natural gas inventory	(11,203)	1,155	12,769	24,732
Tax effect	2,662	(274)	(3,035)	(5,877)
Gain on equity method investment	(200)	—	(200)	—
Tax effect	50	—	50	—
NFE tax adjustment	103	1,248	207	387
Net income	$110,247	$96,035	$226,168	$207,347

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

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of March 31, 2023, Energy Services entered into transactions with Steckman Ridge for varying terms, all of which expire by March 31, 2024.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2023	2022	2023	2022
Natural Gas Distribution	$1,615	$1,546	$3,270	$3,104
Energy Services	155	337	327	625
Total	$1,770	$1,883	$3,597	$3,729

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	March 31, 2023	September 30, 2022
Natural Gas Distribution	$775	$775
Energy Services	81	76
Total	$856	$851

NJNG and Energy Services have entered into various AMAs, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. As of March 31, 2023, NJNG and Energy Services had one AMA with an expiration date of March 31, 2024.

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

The intercompany profits for certain transactions between NJNG and Energy Services and NJNG and Adelphia Gateway are not eliminated in accordance with ASC 980, Regulated Operations.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Net income (loss) by reporting segment and other business operations, which are discussed in detail within the operating results sections of each reporting segment and other business operations, are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2023		2022		2023		2022
Net income (loss)
Natural Gas Distribution	$100,697	91%	$102,783	107%	$155,361	69%	$153,863	74%
Clean Energy Ventures	(9,379)	(8)	(6,491)	(7)	(12,961)	(6)	(13,312)	(6)
Energy Services	19,046	17	(3,031)	(3)	83,607	37	62,713	30
Storage and Transportation	2,600	2	4,625	5	8,843	4	7,587	4
Home Services and Other	813	1	451	—	784	—	898	—
Eliminations (1)	(3,530)	(3)	(2,302)	(2)	(9,466)	(4)	(4,402)	(2)
Total	$110,247	100%	$96,035	100%	$226,168	100%	$207,347	100%
(1)    Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in net income during the three months ended March 31, 2023, compared with the three months ended March 31, 2022, was due primarily to increased earnings at Energy Services related to natural gas price volatility, partially offset by decreased earnings at Natural Gas Distribution related to lower BGSS incentives. The increase in net income during the six months ended March 31, 2023, compared with the six months ended March 31, 2022, was due primarily to increased earnings at Energy Services due primarily to higher natural gas price volatility during periods of colder than expected weather in December 2022.

Assets by reporting segment and operations are as follows:

(Thousands)	March 31, 2023		September 30, 2022
Assets
Natural Gas Distribution	$4,194,970	67%	$4,030,686	64%
Clean Energy Ventures	1,056,744	17	1,015,065	16
Energy Services	167,876	3	333,064	5
Storage and Transportation	1,007,694	16	999,520	16
Home Services and Other	153,914	2	159,068	3
Intercompany assets (1)	(285,065)	(5)	(275,987)	(4)
Total	$6,296,133	100%	$6,261,416	100%
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets was due primarily to additional investment in utility plant at Natural Gas Distribution and solar asset investments at Clean Energy Ventures, partially offset by a decrease in gas in storage at Natural Gas Distribution and Energy Services, prepaid taxes at Natural Gas Distribution and restricted broker margin at Energy Services.

Non-GAAP Financial Measures

Our management uses NFE, a non-GAAP financial measure, when evaluating our operating results. Energy Services economically hedges its natural gas inventory with financial derivative instruments. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of the economic hedges with the physical sale of natural gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. To the extent we utilize forwards, futures, or other derivatives to hedge forecasted SREC production, unrealized gains and losses are also eliminated from NFE. Included in the tax effects are current and deferred income tax expense corresponding with the components of NFE. NFE also excludes certain transactions associated with equity method investments, including impairment charges, which are non-cash charges, and return of capital in excess of the carrying value of our investment. These are considered unusual in nature and occur infrequently such that they are not indicative of the Company's performance for our ongoing operations. Included in the tax effects are current and deferred income tax expense corresponding with the components of NFE.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2023	2022	2023	2022
Net income	$110,247	$96,035	$226,168	$207,347
Add:
Unrealized loss (gain) on derivative instruments and related transactions	13,971	42,022	(17,532)	(40,169)
Tax effect	(3,320)	(9,980)	4,167	9,556
Effects of economic hedging related to natural gas inventory (1)	(11,203)	1,155	12,769	24,732
Tax effect	2,662	(274)	(3,035)	(5,877)
Gain on equity method investment	(200)	—	(200)	—
Tax effect	50	—	50	—
NFE tax adjustment	103	1,248	207	387
Net financial earnings	$112,310	$130,206	$222,594	$195,976
Basic earnings per share	$1.14	$1.00	$2.34	$2.16
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.14	0.44	(0.18)	(0.42)
Tax effect	(0.03)	(0.10)	0.04	0.10
Effects of economic hedging related to natural gas inventory (1)	(0.12)	0.01	0.13	0.26
Tax effect	0.03	—	(0.03)	(0.06)
NFE tax adjustment	—	0.01	—	—
Basic NFE per share	$1.16	$1.36	$2.30	$2.04
(1)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reporting segment and other business operations, which are discussed in detail within the operating results sections of each reporting segment and other business operations, is summarized as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2023		2022		2023		2022
Net financial earnings (loss)
Natural Gas Distribution	$100,697	89%	$102,783	79%	$155,361	70%	$153,863	79%
Clean Energy Ventures	(9,379)	(8)	(6,491)	(5)	(12,961)	(6)	(13,312)	(7)
Energy Services	21,125	19	29,940	23	73,658	33	47,507	24
Storage and Transportation	2,450	2	4,625	4	8,693	4	7,587	4
Home Services and Other	813	1	451	—	784	—	898	—
Eliminations (1)	(3,396)	(3)	(1,102)	(1)	(2,941)	(1)	(567)	—
Total	$112,310	100%	$130,206	100%	$222,594	100%	$195,976	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in NFE during the three months ended March 31, 2023, compared with the three months ended March 31, 2022, was due primarily to decreased earnings at Energy Services related to reduced natural gas price volatility due to warmer weather conditions, along with lower BGSS incentives at Natural Gas Distribution. The increase in NFE during the six months ended March 31, 2023, compared with the six months ended March 31, 2022, was due primarily to increased earnings at Energy Services as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Natural Gas Distribution

Overview

Natural Gas Distribution is comprised of NJNG, a natural gas utility that provides regulated natural gas service throughout Burlington, Middlesex, Monmouth, Morris, Ocean, and Sussex counties in New Jersey to approximately 574,500 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which may include but are not limited to impacts to customer growth and customer usage, customer collections, the timing and costs of capital expenditures and construction of infrastructure projects, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. In addition, NJNG may be subject to adverse economic conditions such as inflation and rising natural gas costs, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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
Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated pipeline integrity management and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals, for the six months ended March 31, 2023, and estimates of expected investments for fiscal 2023 and 2024:

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

On March 30, 2023, NJNG submitted its annual IIP filing to the BPU requesting a rate increase for capital expenditures of $31.4 million through June 30, 2023, which will result in a $3.5 million revenue increase, with a proposed effective date of October 1, 2023.

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

NJNG's total customers include the following:

	March 31, 2023	March 31, 2022
Firm customers
Residential	516,453	508,729
Commercial, industrial & other	33,160	32,116
Residential transport	17,173	18,675
Commercial transport	7,604	8,551
Total firm customers	574,390	568,071
Other	110	53
Total customers	574,500	568,124

During the six months ended March 31, 2023 and 2022, respectively, NJNG added 4,064 and 3,579 new customers, respectively. NJNG expects new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $3.4 million of incremental Utility Gross Margin on an annualized basis.

NJNG expects its new customer annual growth rate to be approximately 1.7 percent. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 64 percent of the growth will come from new construction markets and 36 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase Utility Gross Margin under NJNG's base rates by approximately $7.7 million annually, as calculated under NJNG's CIP tariff.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives designed to encourage the installation of high-efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two- to 10-year period through a tariff rider mechanism. In March 2021, the BPU approved a three-year SAVEGREEN program consisting of approximately $126.1 million of direct investment, $109.4 million in financing options, and approximately $23.4 million in O&M.

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

The following table summarizes, loans, grants, rebates and related investments as of:

(Thousands)	March 31, 2023	September 30, 2022
Loans	$163,000	$152,000
Grants, rebates and related investments	144,800	132,200
Total	$307,800	$284,200

Program recoveries from customers during the six months ended March 31, 2023 and 2022, were $8.5 million and $12.5 million, respectively. The recovery includes a weighted average cost of capital that ranges from 6.69 percent to 7.76 percent, with a return on equity of 9.6 percent to 10.3 percent.

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

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2023	2022	2023	2022
Weather (1)	$36,946	$5,523	$39,026	$21,457
Usage	(418)	3,057	1,068	1,984
Total	$36,528	$8,580	$40,094	$23,441
(1)Compared with the 20-year average, weather was 21.2 percent warmer-than-normal and 3.0 percent warmer-than-normal during the three months ended March 31, 2023 and 2022, respectively, and 13.1 percent warmer-than-normal and 8.7 percent warmer-than-normal during the six months ended March 31, 2023 and 2022, respectively.

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

In September 2022, the BPU approved on a preliminary basis NJNG annual petition to modify its BGSS, balancing charge and CIP rates for residential and small business customers. This included an $81.9 million increase to the annual revenues credited to BGSS, a $9.0 million annual increase related to its balancing charge and a $10.2 million increase to CIP rates, effective October 1, 2022, which was approved on a final basis on April 12, 2023. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers, and balancing charge revenues are credited to BGSS.

On February 22, 2023, NJNG advised the BPU that it would implement a bill credit of approximately $32.5 million, net of tax, and lower the BGSS rate for residential and small commercial customers, which will reduce recoveries by approximately $29.9 million, effective March 1, 2023, and which was approved on a final basis on April 12, 2023.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of Utility Gross Margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of Utility Gross Margin generated by these programs with firm customers. Utility Gross Margin from incentive programs was $5.8 million and $14.5 million during the three and six months ended March 31, 2023, respectively, and $6.3 million and $10.1 million during the three and six months ended March 31, 2022, respectively.

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
(1) Data sourced from Standard & Poor's Financial Services, LLC Global Platts.

The maximum price per MMBtu was $32.46 and $17.69 and the minimum price was $0.67 and $2.42 for the six months ended March 31, 2023 and 2022, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Operating Results and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On April 12, 2023, the BPU approved on a final basis, NJNG's annual SBC filing of RAC expenditures through June 30, 2022, as well as an increase to the RAC annual recoveries of $3.7 million and a decrease to the NJCEP annual recoveries of $900,000, effective May 1, 2023.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $124.5 million as of March 31, 2023, a decrease of $2.6 million compared with the prior fiscal period.

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

Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2023	2022	2023	2022
Operating revenues (1)	$400,838	$463,812	$758,584	$738,584
Operating expenses
Natural gas purchases (2)(3)	158,694	215,223	343,465	339,817
Operation and maintenance	58,475	53,024	108,196	89,455
Regulatory rider expense (4)	23,154	30,910	41,405	47,581
Depreciation and amortization	25,319	23,344	50,209	46,237
Total operating expenses	265,642	322,501	543,275	523,090
Operating income	135,196	141,311	215,309	215,494
Other income, net	3,304	1,925	5,947	3,021
Interest expense, net of capitalized interest	13,879	10,764	27,588	21,759
Income tax provision	23,924	29,689	38,307	42,893
Net income	$100,697	$102,783	$155,361	$153,863
(1)Includes nonutility revenue of approximately $338,000 and $675,000 for both the three and six months ended March 31, 2023 and 2022, respectively, for lease agreements with various NJR subsidiaries leasing office space from NJNG at the Company’s headquarters, which are eliminated in consolidation.
(2)Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.
(3)Includes related party transactions of approximately $2.3 million for both the three month ended March 31, 2023 and 2022, and $4.6 million and $4.7 million for the six months ended March 31, 2023 and 2022, respectively, a portion of which is eliminated in consolidation.
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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Revenues and Natural Gas Purchases

Operating revenues decreased by 13.6 percent and increased 2.7 percent and natural gas purchases decreased 26.3 percent and increased 1.1 percent during the three and six months ended March 31, 2023, compared with the three and six months ended March 31, 2022. The factors contributing to the increases and decreases in operating revenues and natural gas purchases are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023 v. 2022		2023 v. 2022
(Thousands)	Operating revenues	Natural gas purchases	Operating revenues	Natural gas purchases
Bill credits	$(31,581)	$(31,581)	$(31,581)	$(31,581)
Average BGSS rates	43,261	43,261	69,740	69,740
BGSS incentives	(35,901)	(35,330)	(16,141)	(20,492)
Firm sales	(59,604)	(32,954)	(19,958)	(12,815)
CIP adjustments	27,948	—	16,653	—
Base rate impact	—	—	6,927	—
Riders and other (1)	(7,097)	75	(5,640)	(1,204)
Total (decrease) increase	$(62,974)	$(56,529)	$20,000	$3,648
(1)Rider and other includes changes in rider rates, including those related to Energy Efficiency, NJCEP and other programs, which is offset in regulatory rider expense.

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

Utility Gross Margin

A reconciliation of gross margin, the closest GAAP financial measure to NJNG's Utility Gross Margin, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2023	2022	2023	2022
Operating revenues	$400,838	$463,812	$758,584	$738,584
Less:
Natural gas purchases	158,694	215,223	343,465	339,817
Operation and maintenance (1)	30,711	26,748	57,005	39,889
Regulatory rider expense	23,154	30,910	41,405	47,581
Depreciation and amortization	25,319	23,344	50,209	46,237
Gross margin	162,960	167,587	266,500	265,060
Add:
Operation and maintenance (1)	30,711	26,748	57,005	39,889
Depreciation and amortization	25,319	23,344	50,209	46,237
Utility Gross Margin	$218,990	$217,679	$373,714	$351,186
(1)Excludes selling, general and administrative expenses of approximately $27.8 million and $51.2 million for the three and six months ended March 31, 2023, respectively, and $26.3 million and $49.6 million for the three and six months ended March 31, 2022, respectively.

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

The following provides more information on the components of Utility Gross Margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2023		2022		2023		2022
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility Gross Margin/Throughput
Residential	$157,276	19.5	$155,514	23.0	$261,294	34.2	$248,119	35.6
Commercial, industrial and other	30,066	3.8	30,120	4.3	50,845	6.5	49,222	6.6
Firm transportation	25,208	4.5	25,090	5.6	45,688	8.5	42,372	9.2
Total utility firm gross margin/throughput	212,550	27.8	210,724	32.9	357,827	49.2	339,713	51.4
BGSS incentive programs	5,778	20.7	6,349	24.0	14,464	38.6	10,113	49.1
Interruptible/off-tariff agreements	662	3.0	606	1.1	1,423	6.6	1,360	7.2
Total Utility Gross Margin/Throughput	$218,990	51.5	$217,679	58.0	$373,714	94.4	$351,186	107.7

Utility Firm Gross Margin

Utility firm gross margin increased $1.8 million and $18.1 million during the three and six months ended March 31, 2023, compared with the three and six months ended March 31, 2022, respectively, due primarily to increased base rates along with increased residential and transportation customers and higher BGSS incentives during the six months.

The factors contributing to the change in Utility Gross Margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2023 v. 2022	2023 v. 2022
Off-system sales	$(1,993)	$1,185
Storage	1,257	3,006
Capacity release	165	160
Total (decrease) increase	$(571)	$4,351

The decrease during the three months ended March 31, 2023, compared with the three months ended March 31, 2022, was due primarily to decreased margins from off-system sales, partially offset by the acceleration of storage incentives. The increase in BGSS incentive programs during the six months ended March 31, 2023, compared with the six months ended March 31, 2022, was due primarily to increased margins from off-system sales and the acceleration of storage incentives.

Operation and Maintenance Expense

O&M expense increased $5.5 million during the three months ended March 31, 2023, compared with the three months ended March 31, 2022, respectively, due primarily to increased employee related expenses. O&M expense increased $18.7 million during the six months ended March 31, 2023, compared with the six months ended March 31, 2022, respectively, due primarily to the deferral of $10.7 million in pandemic related costs in accordance with the July 2, 2020 BPU deferral order in December 2021 that did not reoccur along with increased employee related expenses and consulting costs.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Depreciation Expense

Depreciation expense increased $2.0 million and $4.0 million during the three and six months ended March 31, 2023, compared with the three and six months ended March 31, 2022, respectively, as a result of additional utility plant being placed into service.

Interest Expense

Interest expense increased $3.1 million and $5.8 million during the three and six months ended March 31, 2023, compared with the three and six months ended March 31, 2022, respectively, due primarily to increased outstanding long-term debt.

Other Income

Other income increased $1.4 million and $2.9 million during the three and six months ended March 31, 2023, compared with the three and six months ended March 31, 2022, respectively, due primarily to increased AFUDC equity.

Income Tax Provision

Income tax provision decreased $5.8 million and $4.6 million during the three and six months ended March 31, 2023, compared with the three and six months ended March 31, 2022, respectively, due to lower income before income taxes.

Net Income

Net income decreased $2.1 million during the three months ended March 31, 2023, compared with the three months ended March 31, 2022, due primarily to higher O&M, depreciation and interest expenses, partially offset by higher Utility Gross Margin, increased other income and lower income taxes as previously discussed. Net income increased $1.5 million during the six months ended March 31, 2023, compared with the six months ended March 31, 2022, due primarily to higher Utility Gross Margin as previously discussed.

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

Capital expenditures related to clean energy projects are subject to change due to a variety of factors that may affect our ability to commence operations at these projects on a timely basis or at all, including logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, any delays related to electric grid interconnection, economic trends, unforeseen events and the ability to access capital or allocation of capital to other investments or business opportunities. Clean Energy Ventures is also subject to various risks, which may include impacts to residential solar customer growth and customer collections, our ability to identify and develop commercial solar asset investments, impacts to our supply chain and our ability to source materials for construction.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Solar projects placed in service and related expenditures are as follows:

	Three Months Ended
	March 31,
($ in Thousands)	2023			2022
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected (1)	2	28.2	$76,076	—	—	$10
Net-metered:
Commercial	1	5.0	11,159	—	—	—
Sunlight Advantage®	104	1.2	$3,769	114	1.3	$4,144
Total placed in service	107	34.4	$91,004	114	1.3	$4,154

	Six Months Ended
	March 31,
($ in Thousands)	2023			2022
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected (1)	3	35.7	$90,152	1	1.0	$3,130
Net-metered:
Commercial	3	15.5	36,489	—	—	—
Sunlight Advantage®	149	1.8	5,609	167	1.9	5,697
Total placed in service	155	53.0	$132,250	168	2.9	$8,827
(1)Includes projects subject to sale leaseback arrangements.

Clean Energy Ventures has approximately 439.6 MW of solar capacity in service. Projects that were placed in service through December 31, 2019, qualified for a 30 percent federal ITC. The credit declined to 26 percent for property under construction during 2020. In December 2020, the 26 percent federal ITC was extended through the end of 2022. Following the signing of the Inflation Reduction Act into law in August 2022, the federal ITC was restored to 30 percent through the end of 2032. There are opportunities to increase the credit amount up to an additional 20 percent for certain facilities that are placed in service after December 31, 2022, based upon the type of project and location. ITC-eligible projects placed in service prior to the enactment of the Inflation Reduction Act are not impacted by the change.

Clean Energy Ventures may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. The Company will continue to operate the solar assets and are responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first 5 years of in-service life, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. Clean Energy Ventures received proceeds of $28.7 million and $61.8 million during the three and six months ended March 31, 2023, respectively, and $3.3 million during the six months ended March 31, 2022, in connection with sale leasebacks of commercial solar assets. There were no solar sale leasebacks during the three months ended March 31, 2022.

In April 2023, Clean Energy Ventures received additional proceeds of $89.9 million in connection with the sale leaseback of two commercial solar assets.

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

REC activity consisted of the following:	Six Months Ended
	March 31,
	2023			2022
	SRECs	SREC IIs	TRECs	SRECs	TRECs
Inventory balance as of October 1,	116,005	247	10,759	108,104	6,944
RECs generated	161,775	2,830	20,869	157,902	13,261
RECs delivered	(47,557)	(1,382)	(22,851)	(32,200)	(12,353)
Inventory balance as of March 31,	230,223	1,695	8,777	233,806	7,852

The average SREC sales price was $213 and $212 during the six months ended March 31, 2023 and 2022, respectively, the average TREC price was $140 and $138 during the six months ended March 31, 2023 and 2022, respectively, and the average SREC II price was $92 during the six months ended March 31, 2023.

Clean Energy Ventures hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory of SRECs related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2023	95%
2024	98%
2025	89%
2026	71%
2027	17%
(1)Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of RECs by our solar assets. All related costs are included as a component of O&M expenses on the Unaudited Condensed Consolidated Statements of Operations, including such expenses as facility maintenance and broker fees.

Operating Results

Clean Energy Ventures’ financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2023	2022	2023	2022
Operating revenues	$14,406	$11,827	$27,198	$22,010
Operating expenses
Operation and maintenance	12,943	9,212	20,480	18,134
Depreciation and amortization	6,465	5,311	12,041	10,544
Total operating expenses	19,408	14,523	32,521	28,678
Operating loss	(5,002)	(2,696)	(5,323)	(6,668)
Other (loss) income, net	(66)	(352)	731	180
Interest expense, net	7,316	5,395	13,211	10,822
Income tax benefit	(3,005)	(1,952)	(4,842)	(3,998)
Net loss	$(9,379)	$(6,491)	$(12,961)	$(13,312)

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Revenues

Operating revenues increased $2.6 million and $5.2 million during the three and six months ended March 31, 2023, compared with the three and six months ended March 31, 2022, respectively, due primarily to increased REC sales.

Operation and Maintenance Expense

O&M expense increased $3.7 million and $2.3 million during the three and six months ended March 31, 2023, compared with the three and six months ended March 31, 2022, respectively, due primarily to higher operating expenses.

Net Loss

Net loss increased $2.9 million during the three months ended March 31, 2023, compared with the three months ended March 31, 2022, due primarily to increased O&M as previously discussed along with increased interest expense due primarily to increased borrowings and higher interest rates, partially offset by increased operating revenues as previously discussed. Net loss remained relatively flat during the six months ended March 31, 2023, compared with the six months ended March 31, 2022.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
During December 2020, Energy Services entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and Energy Services may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500 million, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced on November 1, 2021. NJR will receive a total of approximately $260 million in cash from fiscal 2022 through fiscal 2024 and $34 million per year from fiscal 2025 through fiscal 2031 under the agreements. Energy Services recognized operating revenue of $9.5 million and $29.5 million during the three and six months ended March 31, 2023, respectively, and $10.3 million and $32.4 million during the three and six months ended March 31, 2022, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $77.7 million and $33.8 million as of March 31, 2023 and September 30, 2022, respectively, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

Operating Results

Energy Services’ financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2023	2022	2023	2022
Operating revenues (1)	$196,730	$412,645	$518,512	$781,889
Operating expenses
Natural gas purchases (including demand charges (2)(3))	161,114	411,146	394,401	689,833
Operation and maintenance	8,322	4,599	9,445	8,350
Depreciation and amortization	62	32	119	60
Total operating expenses	169,498	415,777	403,965	698,243
Operating income (loss)	27,232	(3,132)	114,547	83,646
Other income, net	479	106	847	252
Interest expense, net	2,749	795	5,807	1,470
Income tax provision (benefit)	5,916	(790)	25,980	19,715
Net income (loss)	$19,046	$(3,031)	$83,607	$62,713
(1)Includes related party transactions of approximately $177,000 and $8.6 million during the three and six months ended March 31, 2023, respectively, and $1.6 million and $5.0 million for the three and six months ended March 31, 2022, respectively, which are eliminated in consolidation.
(2)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to ten years.
(3)Includes related party transactions of approximately $231,000 and $473,000 during the three and six months ended March 31, 2023, respectively, and $270,000 and $495,000 during the three and six months ended March 31, 2022, respectively, a portion of which is eliminated in consolidation.

Energy Services' portfolio of financial derivative instruments are composed of:

	Six Months Ended
	March 31,
(in Bcf)	2023	2022
Net short futures and swaps contracts	5.6	0.9

During the six months ended March 31, 2023 and 2022, the net short position resulted in an unrealized gain of $8.9 million and $1.8 million, respectively.

Operating Revenues and Natural Gas Purchases

Operating revenues decreased $215.9 million and $263.4 million and natural gas purchases decreased $250.0 million and $295.4 million during the three and six months ended March 31, 2023, compared with the three and six months ended March 31, 2022, respectively, due primarily to volatility in natural gas prices due to warmer weather conditions.

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

Operation and Maintenance Expense

O&M expense increased $3.7 million and $1.1 million during the three and six months ended March 31, 2023, compared with the three and six months ended March 31, 2022, respectively, due primarily to increased compensation, partially offset by a reduction in the reserve for bad debt during the six month period.

Interest Expense

Interest expense increased $2.0 million and $4.3 million during the three and six months ended March 31, 2023, compared with the three and six months ended March 31, 2022, respectively, due primarily to increased borrowings and higher interest rates.

Net Income (Loss)

Net income (loss) increased $22.1 million and $20.9 million during the three and six months ended March 31, 2023, compared with the three and six months ended March 31, 2022, respectively, due primarily to higher operating income related to decreased gas purchases, partially offset by higher O&M and interest expense, as previously discussed along with higher income tax expense related to the increase in operating income.
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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Financial Margin

A reconciliation of gross margin, the closest GAAP financial measure, to Energy Services' Financial Margin is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2023	2022	2023	2022
Operating revenues (1)	$196,730	$412,645	$518,512	$781,889
Less:
Natural gas purchases	161,114	411,146	394,401	689,833
Operation and maintenance (2)	7,668	3,978	11,123	7,247
Depreciation and amortization	62	32	119	60
Gross margin	27,886	(2,511)	112,869	84,749
Add:
Operation and maintenance (2)	7,668	3,978	11,123	7,247
Depreciation and amortization	62	32	119	60
Unrealized loss (gain) on derivative instruments and related transactions	13,795	40,446	(26,091)	(45,201)
Effects of economic hedging related to natural gas inventory (3)	(11,203)	1,155	12,769	24,732
Financial Margin	$38,208	$43,100	$110,789	$71,587
(1)Includes unrealized losses related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $177,000 and $8.6 million during the three and six months ended March 31, 2023, respectively, and $1.6 million and $5.0 million during the three and six months ended March 31, 2022, respectively.
(2)Excludes selling, general and administrative expenses of approximately $654,000 and $(1.7) million during the three and six months ended March 31, 2023, respectively, and $621,000 and $1.1 million during the three and six months ended March 31, 2022, respectively.
(3)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

Financial Margin decreased $4.9 million during the three months ended March 31, 2023, compared with the three months ended March 31, 2022, due primarily to natural gas price volatility due to warmer weather conditions. Financial Margin increased $39.2 million during the six months ended March 31, 2023, compared with the six months ended March 31, 2022, due primarily to higher natural gas price volatility in December 2022, as a result of cold weather in regions where Energy Services had contracted rights to transportation and storage assets, partially offset by higher O&M as previously discussed.

Net Financial Earnings

A reconciliation of Energy Services' net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2023	2022	2023	2022
Net income (loss)	$19,046	$(3,031)	$83,607	$62,713
Add:
Unrealized loss (gain) on derivative instruments and related transactions	13,795	40,446	(26,091)	(45,201)
Tax effect (1)	(3,278)	(9,604)	6,201	10,753
Effects of economic hedging related to natural gas inventory	(11,203)	1,155	12,769	24,732
Tax effect	2,662	(274)	(3,035)	(5,877)
Net income to NFE tax adjustment	103	1,248	207	387
Net financial earnings	$21,125	$29,940	$73,658	$47,507
(1)Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $42,000 and $(2.0) million during the three and six months ended March 31, 2023, respectively, and $375,000 and $(1.2) million during the three and six months ended March 31, 2022, respectively.

NFE decreased $8.8 million during the three months ended March 31, 2023, compared with the three months ended March 31, 2022, due primarily to lower Financial Margin and higher O&M and interest expenses, as previously discussed. NFE increased $26.2 million during the six months ended March 31, 2023, compared with the six months ended March 31, 2022, due primarily to higher Financial Margin, partially offset by higher O&M and interest expenses along with higher income tax expense related to higher Financial Margin as previously discussed.

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

Storage and Transportation is comprised of Leaf River, a 32.2 million Dth salt dome natural gas storage facility that operates under market-based rates and Adelphia Gateway, an existing 84-mile pipeline in southeastern Pennsylvania. Adelphia Gateway operates under cost of service rates but can enter into negotiated rates with counterparties. The northern portion of the pipeline was operational upon acquisition. On October 5, 2020, we began the conversion of the southern zone of the pipeline to natural gas, which became fully operational on September 2, 2022.

Storage and Transportation has a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates. As of March 31, 2023, our investment in Steckman Ridge was $105.1 million.

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

During fiscal 2022, the PennEast board of managers approved cash distributions to members of the partnership following the sale of certain project-related assets and refunds of interconnection fees received from interstate pipelines. The return of capital received by the Company, which totaled $11.0 million, reduced the remaining carrying value of its equity method investment in PennEast to zero, with the excess recorded in equity in earnings of affiliates in the Consolidated Statements of Operations. On February 15, 2023, we received an additional $200,000 of capital distributions.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

The financial results of Storage and Transportation are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2023	2022	2023	2022
Operating revenues (1)	$20,887	$13,342	$47,725	$25,485
Operating expenses
Natural gas purchases	377	337	1,182	1,041
Operation and maintenance	7,790	7,254	15,264	14,684
Depreciation and amortization	6,020	2,571	11,962	4,704
Total operating expenses	14,187	10,162	28,408	20,429
Operating income	6,700	3,180	19,317	5,056
Other income, net	1,647	2,750	3,014	5,259
Interest expense, net	6,128	1,847	12,835	3,983
Income tax provision	596	714	2,539	1,057
Equity in earnings of affiliates	977	1,256	1,886	2,312
Net income	$2,600	$4,625	$8,843	$7,587
(1)Includes related party transactions of approximately $1.6 million and $2.7 million during the three and six months ended March 31, 2023, respectively, and $536,000 and $1.1 million during the three and six months ended March 31, 2022, respectively, which are eliminated in consolidation.

Operating Revenues

Operating revenues increased $7.5 million and $22.2 million during the three and six months ended March 31, 2023, compared with the three and six months ended March 31, 2022, respectively, due primarily to increased fixed price contract revenue for Adelphia Gateway and increased hub services at Leaf River.

Depreciation Expense

Depreciation expense increased $3.4 million and $7.3 million during the three and six months ended March 31, 2023, compared with the three and six months ended March 31, 2022, respectively, due primarily to the southern portion of the Adelphia Gateway project, which was placed in service in September 2022.

Other Income, Net

Other income decreased $1.1 million and $2.2 million during the three and six months ended March 31, 2023, compared with the three and six months ended March 31, 2022, respectively, due primarily to decreased AFUDC equity related to the Adelphia Gateway project.

Interest Expense

Interest expense increased $4.3 million and $8.9 million during the three and six months ended March 31, 2023, compared with the three and six months ended March 31, 2022, respectively, due primarily to increased borrowings and higher interest rates.

Net Income

Net income decreased $2.0 million during the three months ended March 31, 2023, compared with the three months ended March 31, 2022, due primarily to increased depreciation and interest expenses along with decreased other income, partially offset by increased revenue, as previously discussed. Net income increased $1.3 million during the six months ended March 31, 2023, compared with the six months ended March 31, 2022, due primarily to increased operating income, partially offset by increased interest expense and decreased other income, as previously discussed, and income taxes related to the higher operating income.

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

A reconciliation of Storage and Transportations' net income, the most directly comparable GAAP financial measure to NFE, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2023	2022	2023	2022
Net income	$2,600	$4,625	$8,843	$7,587
Add:
Gain on equity method investment	(200)	—	(200)	—
Tax effect	50	—	50	—
Net financial earnings	$2,450	$4,625	$8,693	$7,587

NFE decreased $2.2 million during the three months ended March 31, 2023, compared with the three months ended March 31, 2022, due primarily to increased depreciation and interest expenses along with decreased other income, partially offset by increased revenue, as previously discussed. NFE increased $1.1 million during the six months ended March 31, 2023, compared with the six months ended March 31, 2022, due primarily to increased operating income, partially offset by increased interest expense and decreased other income, as previously discussed, and income taxes related to the higher operating income.
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

Operating Results

The condensed financial results of Home Services and Other are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2023	2022	2023	2022
Operating revenues	$13,448	$13,222	$27,714	$27,173

Income before income taxes	$1,301	$707	$1,489	$1,400
Income tax provision	488	256	705	502
Net income	$813	$451	$784	$898

Operating Revenues

Operating revenues increased $226,000 and $541,000 during the three and six months ended March 31, 2023, compared with the three and six months ended March 31, 2022, respectively, due primarily to increased installation and service contract revenue at NJRHS.

Net Income

Net income increased $362,000 during the three months ended March 31, 2023, compared with the three months ended March 31, 2022, due primarily to increased operating income, as previously discussed, along with decreased pension non-service cost, partially offset by increased income taxes related to the higher operating income. Net income remained relatively flat during the six months ended March 31, 2023, compared with the six months ended March 31, 2022.

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

Our consolidated capital structure was as follows:

	March 31, 2023	September 30, 2022
Common stock equity	40%	38%
Long-term debt	53	52
Short-term debt	7	10
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $3.8 million and $7.6 million of equity through the DRP during the three and six months ended March 31, 2023, respectively, and $3.7 million and $7.5 million during the three and six months ended March 31, 2022, respectively. During the six months ended March 31, 2023, we raised approximately $17.9 million of equity by issuing approximately 368,000 shares through the waiver discount feature of the DRP. There were no shares issued through the waiver discount feature during the three months ended March 31, 2023, and the three and six months ended March 31, 2022.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of March 31, 2023, we had repurchased a total of approximately 17.8 million of those shares and may repurchase an additional 1.7 million shares under the approved program. There were no shares repurchased during the three and six months ended March 31, 2023 and 2022.

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

We believe that as of March 31, 2023, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of March 31, 2023, NJR had a revolving credit facility totaling $650 million, with $457.2 million available under the facility.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of March 31, 2023, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $249.3 million.

Short-term borrowings were as follows:

	Three Months Ended	Six Months Ended
(Thousands)	March 31, 2023
NJR
Notes Payable to banks:
Balance at end of period	$187,650	$187,650
Weighted average interest rate at end of period	5.85%	5.85%
Average balance for the period	$271,463	$336,493
Weighted average interest rate for average balance	5.72%	5.23%
Month end maximum for the period	$280,000	$465,000
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Average balance for the period	$56,349	$60,298
Weighted average interest rate for average balance	4.71%	4.28%
Month end maximum for the period	$58,900	$111,800

Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in the November through January time frame.

NJR

On August 30, 2022, NJR entered into a First Amendment to NJR's Second Amended and Restated Credit Agreement governing a $650 million NJR Credit Facility with a maturity date of September 2, 2027. The NJR Credit Facility is subject to a one-year extension beyond that date and includes an accordion feature, which allows NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in increments of $50 million with the total revolving credit commitments not exceeding $750 million. The NJR Credit Facility also permits the borrowing of revolving loans and swingline loans, as well as a $75 million sublimit for the issuance of letters of credit. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility. The credit facility is used primarily to finance its share repurchases, to satisfy Energy Services’ short-term liquidity needs and to finance, on an initial basis, unregulated investments.

As of March 31, 2023, NJR had seven letters of credit outstanding totaling $5.2 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

In February 2022, NJR entered into a 364-day $150 million term loan credit agreement with an interest rate based on SOFR plus 0.85 percent, that expired on February 7, 2023. The Company borrowed $50 million on February 9, 2022 and $100 million on February 14, 2022 under the term loan, which was paid in full at expiration of the term loan agreement.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Based on its average borrowings during fiscal 2023, NJR’s average interest rate was 5.23 percent, resulting in interest expense of approximately $8.7 million. Based on average borrowings of $336.5 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $1.7 million during fiscal 2023.

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

As of March 31, 2023, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under the NJNG Credit Facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during fiscal 2023, NJNG’s average interest rate was 4.28 percent, resulting in interest expense of $1.1 million. Based on average borrowings of $60.3 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $256,000 during fiscal 2023.

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

Long-Term Debt

NJR

As of March 31, 2023, NJR had the following outstanding:
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

NJNG

As of March 31, 2023, NJNG's long-term debt consisted of $1.4 billion in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2061, and $26.4 million in finance leases with various maturities ranging from 2024 to 2028.

On October 24, 2022, NJNG entered into a Note Purchase Agreement under which it sold $125 million of its senior notes at an interest rate of 5.47 percent, maturing in 2052.

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

Sale Leaseback

NJNG

NJNG received $8.4 million and $17.3 million during the six months ended March 31, 2023 and 2022, in connection with the sale leaseback of its natural gas meters. NJNG records a financing obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration. NJNG continues to evaluate this sale leaseback program based on current market conditions. Natural gas meters are excepted from the lien on NJNG property under the Mortgage Indenture.

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are considered failed sale leasebacks for accounting purposes and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the six months ended March 31, 2023 and 2022, Clean Energy Ventures received proceeds of $61.8 million and $3.3 million, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

In April 2023, Clean Energy Ventures received additional proceeds of $89.9 million in connection with the sale leaseback of two commercial solar assets.
Contractual Obligations and Capital Expenditures

As of March 31, 2023, there were NJR guarantees covering approximately $159.6 million of natural gas purchases and Energy Services demand fee commitments and nine outstanding letters of credit totaling $5.9 million, as previously mentioned, not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NJNG's total capital expenditures are projected to be between $352 million and $378 million during fiscal 2023. Total capital expenditures spent or accrued during the six months ended March 31, 2023, were $171.4 million. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of March 31, 2023, NJNG's future MGP expenditures are estimated to be $124.5 million. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

During the six months ended March 31, 2023, our Storage and Transportation segment had capital expenditures spent or accrued for the Adelphia Gateway project totaling $14.9 million and capital expenditures spent or accrued for Leaf River totaling $4.0 million. During fiscal 2023, we expect expenditures related to the Adelphia Gateway project to be between $12 million and $16 million and expenditures related to Leaf River to be between $8 million and $12 million.

During the six months ended March 31, 2023, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were $63.0 million. Clean Energy Ventures' expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. We estimate solar-related capital expenditures during fiscal 2023 to be between $100 million and $200 million.

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

During December 2020, Energy Services entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and Energy Services may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500 million, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced on November 1, 2021. NJR will receive approximately $260 million in cash from fiscal 2022 through fiscal 2024 and $34 million per year from fiscal 2025 through fiscal 2031 under the agreements. During the six months ended March 31, 2023, Energy Services recognized $29.5 million of operating revenue on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $77.7 million as of March 31, 2023, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

Cash Flows

Operating Activities

Cash flows from operating activities during the six months ended March 31, 2023, totaled $343.1 million, compared with $330.5 million during the six months ended March 31, 2022. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Cash flows from operating activities increased $12.6 million during the six months ended March 31, 2023, compared with the six months ended March 31, 2022, due primarily to increased earnings at Energy Services, partially offset by additional working capital requirements.

Investing Activities

Cash flows used in investing activities totaled $261.7 million during the six months ended March 31, 2023, compared with $296.8 million during the six months ended March 31, 2022. The decrease of $35.1 million was due primarily to decreased capital expenditures for Storage and Transportation related to the conversion of the southern portion of Adelphia Gateway's pipeline to natural gas, which was placed into service during September 2022, partially offset by increased utility plant expenditures.

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

Cash flows used in financing activities totaled $55.3 million during the six months ended March 31, 2023, compared with $24.5 million during the six months ended March 31, 2022. The increase of $30.8 million is due primarily to the repayment of the term loan of $150.0 million, a decrease in payments of short-term debt of $138.8 million and a decrease in proceeds from meter sale leasebacks of $8.9 million, partially offset by an increase in long-term debt proceeds of $75.0 million, an increase in proceeds of $58.5 million from solar sale leasebacks and $17.9 million from the waiver discount issuance of common stock.

Credit Ratings

The table below summarizes NJNG's credit ratings as of March 31, 2023, issued by two rating entities, Moody's and Fitch:

	Moody's	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-2	F-2
Senior Secured	A1	A+
Ratings Outlook	Stable	Stable

Fitch ratings and outlook were reaffirmed on April 24, 2023. The Moody's ratings and outlook were reaffirmed on September 28, 2022. NJNG's Moody's and Fitch ratings are investment-grade ratings. NJR is not rated by Moody’s or Fitch.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2022	in Fair Market Value	Amounts Settled	March 31, 2023
Natural Gas Distribution	$(6,196)	8,657	2,461	$—
Energy Services	(6,686)	77,954	62,355	8,913
Total	$(12,882)	86,611	64,816	$8,913

There were no changes in methods of valuations during the six months ended March 31, 2023.

The following is a summary of fair market value of financial derivatives as of March 31, 2023, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2023	2024	2025 - 2027	After 2027	Total Fair Value
Price based on ICE	(1,691)	9,862	742	—	8,913
Total	$(1,691)	9,862	742	—	$8,913

The following is a summary of financial derivatives by type as of March 31, 2023:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	32.2	$0.00 - $5.91	$—
Energy Services	Futures	(5.6)	$0.56 - $7.22	8,913
Total				$8,913
(1)    Million British thermal units

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2022	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2023
Natural Gas Distribution - Prices based on other external data	$241	(20,110)	(19,945)	$76
Energy Services - Prices based on other external data	(20,379)	7,695	10,558	(23,242)
Total	$(20,138)	(12,415)	(9,387)	$(23,166)

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $2.8 million. This analysis does not include potential changes to reported credit adjustments embedded in the $6.6 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(1,414)	$(2,828)	$(4,243)	$(5,657)
Ending derivative fair value	$6,563	$5,149	$3,735	$2,320	$906

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$1,414	$2,828	$4,243	$5,657
Ending derivative fair value	$6,563	$7,977	$9,391	$10,806	$12,220

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of March 31, 2023. Gross credit exposure for Energy Services is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for Storage and Transportation is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Energy Services', Clean Energy Ventures' and Storage and Transportation's counterparty credit exposure as of March 31, 2023, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$106,107	$102,928
Noninvestment grade	11,373	636
Internally rated investment grade	14,886	14,364
Internally rated noninvestment grade	26,389	18,399
Total	$158,755	$136,327

NJNG's counterparty credit exposure as of March 31, 2023, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$20,468	$18,217
Noninvestment grade	1,636	—
Internally rated investment grade	628	444
Internally rated noninvestment grade	18	18
Total	$22,750	$18,679

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2022, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended March 31, 2023, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended March 31, 2023:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
01/01/23 - 01/31/23	—	—	—	1,685,053
02/01/23 - 02/28/23	—	—	—	1,685,053
03/01/23 - 03/31/23	—	—	—	1,685,053
Total	—	—	—	1,685,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of March 31, 2023, included 19.5 million shares of common stock for repurchase, of which, approximately 1.7 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

New Jersey Resources Corporation
Part II
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended March 31, 2023, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	May 4, 2023
By:/s/ Stephen M. Skrocki
Stephen M. Skrocki
Corporate Controller (Principal Accounting Officer)