Form 10-Q
period 2023-06-30
NEW JERSEY RESOURCES CORP
filed 2023-08-04
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of July 31, 2023 was 97,561,926.

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2023	2022	2023	2022
OPERATING REVENUES
Utility	$144,971	$199,357	$902,880	$937,266
Nonutility	119,104	352,978	728,789	1,203,227
Total operating revenues	264,075	552,335	1,631,669	2,140,493
OPERATING EXPENSES
Natural gas purchases:
Utility	42,344	100,277	381,160	435,438
Nonutility	75,917	290,806	468,351	980,135
Related parties	1,870	1,838	5,467	5,567
Operation and maintenance	94,213	88,373	272,809	243,143
Regulatory rider expenses	6,120	8,360	47,525	55,941
Depreciation and amortization	38,877	32,872	113,650	94,700
Total operating expenses	259,341	522,526	1,288,962	1,814,924
OPERATING INCOME	4,734	29,809	342,707	325,569
Other income, net	5,711	4,288	15,145	12,551
Interest expense, net of capitalized interest	30,119	21,411	89,871	59,814
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(19,674)	12,686	267,981	278,306
Income tax (benefit) provision	(20,505)	4,434	43,059	64,051
Equity in earnings of affiliates	701	4,801	2,778	6,145
NET INCOME	$1,532	$13,053	$227,700	$220,400

EARNINGS PER COMMON SHARE
Basic	$0.02	$0.14	$2.35	$2.29
Diluted	$0.02	$0.14	$2.33	$2.28
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	97,168	96,154	96,849	96,055
Diluted	97,886	96,620	97,538	96,527

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2023	2022	2023	2022
Net income	$1,532	$13,053	$227,700	$220,400
Other comprehensive income, net of tax
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(79), $(79), $(238) and $(238), respectively	263	262	790	789
Adjustment to postemployment benefit obligation, net of tax of $(12), $(232), $(37) and $(697), respectively	41	768	123	2,302
Other comprehensive income, net of tax	$304	$1,030	$913	$3,091
Comprehensive income	$1,836	$14,083	$228,613	$223,491

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,
(Thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$227,700	$220,400
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) on derivative instruments	(30,502)	(58,060)
Depreciation and amortization	113,650	94,700
Amortization of acquired wholesale energy contracts	1,781	2,016
Allowance for equity used during construction	(5,054)	(9,197)
Allowance for doubtful accounts	1,397	1,768
Non cash lease expense	2,607	3,720
Deferred income taxes	11,026	37,547
Equivalent value of ITCs recognized on equipment financing	(1,232)	(1,060)
Manufactured gas plant remediation costs	(6,284)	(16,341)
Cost of removal - asset retirement obligations	(967)	(847)
Contributions to postemployment benefit plans	(1,133)	(2,702)
Taxes related to stock-based compensation	554	(164)
Changes in:
Components of working capital	22,229	(97,572)
Other noncurrent assets	(16,207)	(7,639)
Other noncurrent liabilities	68,333	69,308
Cash flows from operating activities	387,898	235,877
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(248,507)	(177,559)
Solar equipment	(68,604)	(105,504)
Storage and Transportation and other	(34,384)	(130,170)
Cost of removal	(28,719)	(27,881)
Distribution from equity investees in excess of equity in earnings	2,036	690
Investments in equity investees, net of return of capital	—	5,479
Cash flows used in investing activities	(378,178)	(434,945)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
Proceeds from long-term debt	175,000	310,000
Payments of long-term debt	(15,698)	(14,223)
Proceeds from term loan	—	150,000
Payments of term loan	(150,000)	—
Payments of short-term debt, net	(128,725)	(156,950)
Proceeds from sale leaseback transactions - solar	163,619	3,300
Proceeds from sale leaseback transactions - natural gas meters	8,441	17,300
Payments of common stock dividends	(112,991)	(95,691)
Proceeds from waiver discount issuance of common stock	42,807	—
Proceeds from issuance of common stock - DRP	11,419	11,076
Tax withholding payments related to net settled stock compensation	(4,024)	(3,794)
Cash flows (used in) from financing activities	(10,152)	221,018
Change in cash, cash equivalents and restricted cash	(432)	21,950
Cash, cash equivalents and restricted cash at beginning of period	1,452	6,043
Cash, cash equivalents and restricted cash at end of period	$1,020	$27,993
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$103,954	$(61,836)
Inventories	108,107	(12,672)
Recovery of natural gas costs	(20,106)	3,772
Natural gas purchases payable	(188,617)	33,362
Natural gas purchases payable - related parties	5	(6)
Deferred revenue, current	2,687	44,304
Accounts payable and other	(20,153)	(70,194)
Prepaid expenses	(2,454)	(1,219)
Prepaid and accrued taxes	24,684	18,770
Restricted broker margin accounts	22,868	(47,643)
Customers' credit balances and deposits	(2,979)	(10,370)
Other current assets (liabilities)	(5,767)	6,160
Total	$22,229	$(97,572)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$80,550	$65,385
Income taxes	$2,858	$3,763
Accrued capital expenditures	$21,008	$40,833

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
(Thousands)	June 30, 2023	September 30, 2022
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$3,742,373	$3,576,691
Construction work in progress	235,998	162,087
Nonutility plant and equipment, at cost	1,745,135	1,577,259
Construction work in progress	126,923	199,679
Total property, plant and equipment	5,850,429	5,515,716
Accumulated depreciation and amortization, utility plant	(715,273)	(659,737)
Accumulated depreciation and amortization, nonutility plant and equipment	(242,346)	(206,053)
Property, plant and equipment, net	4,892,810	4,649,926
CURRENT ASSETS
Cash and cash equivalents	511	1,107
Customer accounts receivable
Billed	110,463	222,297
Unbilled revenues	16,492	13,769
Allowance for doubtful accounts	(12,504)	(19,379)
Regulatory assets	95,747	40,086
Natural gas in storage, at average cost	155,077	273,644
Materials and supplies, at average cost	30,784	20,324
Prepaid expenses	11,026	8,572
Prepaid and accrued taxes	36,165	54,501
Derivatives, at fair value	32,127	24,635
Restricted broker margin accounts	20,237	94,261
Other current assets	24,235	22,270
Total current assets	520,360	756,087
NONCURRENT ASSETS
Investments in equity method investees	104,427	106,571
Regulatory assets	528,114	500,666
Operating lease assets	164,119	168,520
Derivatives, at fair value	1,864	6,385
Intangible assets, net	567	2,348
Software costs	7,625	6,120
Deferred income taxes	25,539	2,928
Other noncurrent assets	67,155	61,865
Total noncurrent assets	899,410	855,403
Total assets	$6,312,580	$6,261,416

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CAPITALIZATION AND LIABILITIES

	(Unaudited)
(Thousands, except share data)	June 30, 2023	September 30, 2022
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding shares June 30, 2023 — 97,496,302; September 30, 2022 — 96,249,859	$243,237	$241,616
Premium on common stock	554,730	519,697
Accumulated other comprehensive loss, net of tax	(3,913)	(4,826)
Treasury stock at cost and other; shares June 30, 2023 — 13,041; September 30, 2022 — 611,045	19,398	(6,805)
Retained earnings	1,181,790	1,067,528
Common stock equity	1,995,242	1,817,210
Long-term debt	2,728,669	2,485,402
Total capitalization	4,723,911	4,302,612
CURRENT LIABILITIES
Current maturities of long-term debt	162,316	75,069
Short-term debt	145,225	423,950
Natural gas purchases payable	46,432	235,049
Natural gas purchases payable to related parties	856	851
Deferred revenue	42,465	35,547
Accounts payable and other	122,236	156,580
Dividends payable	37,981	37,534
Accrued taxes	11,478	5,130
Regulatory liabilities	27,701	31,090
New Jersey Clean Energy Program	17,943	15,697
Derivatives, at fair value	17,563	49,848
Operating lease liabilities	5,273	4,562
Restricted broker margin accounts	1,218	—
Customers' credit balances and deposits	30,267	33,246
Total current liabilities	668,954	1,104,153
NONCURRENT LIABILITIES
Deferred income taxes	275,238	238,928
Deferred investment tax credits	2,504	2,710
Deferred revenue	30,872	753
Derivatives, at fair value	13,257	14,191
Manufactured gas plant remediation	123,070	127,060
Postemployment employee benefit liability	88,844	82,867
Regulatory liabilities	181,814	185,634
Operating lease liabilities	135,916	138,382
Asset retirement obligation	56,992	55,035
Other noncurrent liabilities	11,208	9,091
Total noncurrent liabilities	919,715	854,651
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$6,312,580	$6,261,416

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance as of September 30, 2022	96,250	$241,616	$519,697	$(4,826)	$(6,805)	$1,067,528	$1,817,210
Net income	—	—	—	—	—	115,921	115,921
Other comprehensive income	—	—	—	304	—	—	304
Common stock issued:
Incentive compensation plan	92	229	3,243	—	—	—	3,472
Dividend reinvestment plan	93	—	437	—	3,429	—	3,866
Waiver discount	368	—	4,469	—	13,450	—	17,919
Cash dividend declared ($.39 per share)	—	—	—	—	—	(37,665)	(37,665)
Treasury stock and other	—	—	—	—	1,768	—	1,768
Balance as of December 31, 2022	96,803	$241,845	$527,846	$(4,522)	$11,842	$1,145,784	$1,922,795
Net income	—	—	—	—	—	110,247	110,247
Other comprehensive income	—	—	—	305	—	—	305
Common stock issued:
Incentive compensation plan	29	74	1,096	—	—	—	1,170
Dividend reinvestment plan	77	—	877	—	2,794	—	3,671
Cash dividend declared ($.39 per share)	—	—	—	—	—	(37,791)	(37,791)
Treasury stock and other	(8)	—	—	—	439	—	439
Balance as of March 31, 2023	96,901	$241,919	$529,819	$(4,217)	$15,075	$1,218,240	$2,000,836
Net income	—	—	—	—	—	1,532	1,532
Other comprehensive income	—	—	—	304	—	—	304
Common stock issued:
Incentive compensation plan	3	7	112	—	—	—	119
Dividend reinvestment plan (1)	73	13	1,209	—	2,537	—	3,759
Waiver discount	519	1,298	23,590	—	—	—	24,888
Cash dividend declared ($.39 per share)	—	—	—	—	—	(37,982)	(37,982)
Treasury stock and other	—	—	—	—	1,786	—	1,786
Balance as of June 30, 2023	97,496	$243,237	$554,730	$(3,913)	$19,398	$1,181,790	$1,995,242
(1)Shares sold through the DRP issued from treasury stock are at average cost, which may differ from the actual market price paid.

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance as of September 30, 2021	95,710	$240,644	$502,584	$(34,528)	$(12,448)	$934,610	$1,630,862
Net income	—	—	—	—	—	111,312	111,312
Other comprehensive income	—	—	—	1,030	—	—	1,030
Common stock issued:
Incentive compensation plan	147	367	7,135	—	—	—	7,502
Dividend reinvestment plan	105	263	3,415	—	—	—	3,678
Cash dividend declared ($.3625 per share)	—	—	—	—	—	(34,787)	(34,787)
Treasury stock and other	—	—	—	—	(2,619)	—	(2,619)
Balance as of December 31, 2021	95,962	$241,274	$513,134	$(33,498)	$(15,067)	$1,011,135	$1,716,978
Net income	—	—	—	—	—	96,035	96,035
Other comprehensive income	—	—	—	1,031	—	—	1,031
Common stock issued:
Incentive plan	36	91	1,216	—	—	—	1,307
Dividend reinvestment plan	91	228	3,493	—	—	—	3,721
Cash dividend declared ($.3625 per share)	—	—	—	—	—	(34,827)	(34,827)
Treasury stock and other	(7)	—	—	—	42	—	42
Balance as of March 31, 2022	96,082	$241,593	$517,843	$(32,467)	$(15,025)	$1,072,343	$1,784,287
Net income	—	—	—	—	—	13,053	13,053
Other comprehensive income	—	—	—	1,030	—	—	1,030
Common stock issued:
Incentive compensation plan	1	3	53	—	—	—	56
Dividend reinvestment plan	78	—	710	—	2,826	—	3,536
Cash dividend declared ($.3625 per share)	—	—	—	—	—	(34,858)	(34,858)
Treasury stock and other	(1)	—	—	—	1,579	—	1,579
Balance as of June 30, 2022	96,160	$241,596	$518,606	$(31,437)	$(10,620)	$1,050,538	$1,768,683

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

The Company provides regulated natural gas distribution services, transmission and storage services and operates certain unregulated businesses primarily through the following:

NJNG provides natural gas utility service to approximately 574,900 customers throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

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

NJR Midstream Holdings Corporation, which comprises the Storage and Transportation segment, invests in energy-related ventures through its subsidiaries. The Company operates natural gas storage and transmission assets through the wholly-owned subsidiaries of Leaf River and Adelphia Gateway, and is subject to rate regulation by FERC. The Company holds a 50 percent combined ownership interest in Steckman Ridge, located in Pennsylvania which is accounted for under the equity method of accounting and 20 percent ownership interest in PennEast, which ceased operations in fiscal 2022.

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

During December 2020, Energy Services entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts, which commenced on November 1, 2021. The AMAs include a series of temporary and permanent releases and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. Energy Services recognized operating revenue of $9.5 million and $39.0 million during the three and nine months ended June 30, 2023, respectively, and $10.3 million and $42.7 million during the three and nine months ended June 30, 2022, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $68.2 million and $33.8 million are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022, respectively.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	June 30, 2023	September 30, 2022	June 30, 2022
Balance Sheet
Cash and cash equivalents	$511	$1,107	$27,693
Restricted cash in other noncurrent assets	$509	$345	$300
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$1,020	$1,452	$27,993

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

Loans Receivable

NJNG currently provides loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Unaudited Condensed Consolidated Balance Sheets. The Company has $15.0 million and $14.5 million recorded in other current assets as of June 30, 2023 and September 30, 2022, respectively, and $36.9 million and $34.7 million in other noncurrent assets as of June 30, 2023 and September 30, 2022, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans. The Company regularly evaluates the credit quality and collection profile of its customers. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of June 30, 2023 and September 30, 2022, the Company has not recorded any impairments for SAVEGREEN loans.

Natural Gas in Storage

The following table summarizes natural gas in storage, at average cost by segment as of:

	June 30, 2023		September 30, 2022
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
Natural Gas Distribution	$118,776	21.7	$191,175	29.0
Energy Services	36,301	19.8	82,469	10.8
Total	$155,077	41.5	$273,644	39.8

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
The following tables present the software costs included in the Unaudited Condensed Consolidated Financial Statements:

(Thousands)	June 30, 2023	September 30, 2022
Balance Sheets
Utility plant, at cost	$50,911	$40,437
Construction work in progress	$41,533	$14,381
Nonutility plant and equipment, at cost	$344	$344
Accumulated depreciation and amortization, utility plant	$(6,501)	$(3,361)
Accumulated depreciation and amortization, nonutility plant and equipment	$(33)	$(25)
Software costs	$7,625	$6,120

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Statements of Operations	2023	2022	2023	2022
Operation and maintenance (1)	$3,163	$2,835	$10,801	$8,186
Depreciation and amortization	$1,320	$637	$3,148	$1,239
(1)During the three and nine months ended June 30, 2023, approximately $125,000 and $387,000, respectively, was amortized from software costs into O&M. During the three and nine months ended June 30, 2022, approximately $113,000 and $339,000, respectively, was amortized from software costs into O&M.

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

Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of related tax effects during the three months ended June 30, 2023 and 2022:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance as of March 31, 2023	$(7,795)	$3,578		$(4,217)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(79), $(12), $(91), respectively	263	41	(1)	304
Balance as of June 30, 2023	$(7,532)	$3,619		$(3,913)

Balance as of March 31, 2022	$(8,849)	$(23,618)		$(32,467)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(79), $(232), $(311)	262	768	(1)	1,030
Balance as of June 30, 2022	$(8,587)	$(22,850)		$(31,437)
(1)Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

The following table presents the changes in the components of accumulated other comprehensive loss, net of related tax effects during the nine months ended June 30, 2023 and 2022:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance as of September 30, 2022	$(8,322)	$3,496		$(4,826)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(238), $(37) and $(275), respectively	790	123	(1)	913
Balance as of June 30, 2023	$(7,532)	$3,619		$(3,913)

Balance as of September 30, 2021	$(9,376)	$(25,152)		$(34,528)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(238), $(697) and $(935), respectively	789	2,302	(1)	3,091
Balance as of June 30, 2022	$(8,587)	$(22,850)		$(31,437)
(1)Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.
Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Deferred income taxes previously classified within other noncurrent assets on the on the Unaudited Condensed Consolidated Balance Sheets has been reclassified to its own category.

Recently Adopted Updates to the Accounting Standards Codification

Debt and Other

In August 2020, the FASB issued ASU No. 2020-06, an amendment to ASC 470, Debt, and ASC 815, Derivatives and Hedging, which changes the accounting for convertible instruments by reducing the number of acceptable accounting models to three models including, the embedded derivative, substantial premium, and traditional no proceeds allocated models. The Company adopted this guidance on October 1, 2022. The Company does not currently have convertible debt instruments, and as a result there was no impact on its financial position, results of operations, cash flows and disclosures upon adoption.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the three months ended June 30, 2023 and 2022, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures		Energy Services	Storage and Transportation	Home Services and Other	Total
2023
Natural gas utility sales (1)	$134,253	—		—	—	—	$134,253
Natural gas services	—	—		16,021	22,201	—	38,222
Service contracts	—	—		—	—	8,842	8,842
Installations and maintenance	—	—		—	—	6,113	6,113
Renewable energy certificates	—	4,720		—	—	—	4,720
Electricity sales	—	8,274		—	—	—	8,274
Eliminations (2)	(337)	—		—	(766)	(6)	(1,109)
Revenues from contracts with customers	133,916	12,994		16,021	21,435	14,949	199,315
Alternative revenue programs (3)	5,211	—		—	—	—	5,211
Derivative instruments	5,844	184	(4)	54,151	—	—	60,179
Eliminations (2)	—	—		(630)	—	—	(630)
Revenues out of scope	11,055	184		53,521	—	—	64,760
Total operating revenues	$144,971	13,178		69,542	21,435	14,949	$264,075
2022
Natural gas utility sales (1)	$180,933	—		—	—	—	$180,933
Natural gas services	—	—		20,312	16,390	—	36,702
Service contracts	—	—		—	—	8,428	8,428
Installations and maintenance	—	—		—	—	5,792	5,792
Renewable energy certificates	—	1,709		—	—	—	1,709
Electricity sales	—	11,076		—	—	—	11,076
Eliminations (2)	(338)	—		—	(611)	(52)	(1,001)
Revenues from contracts with customers	180,595	12,785		20,312	15,779	14,168	243,639
Alternative revenue programs (3)	(1,810)	—		—	—	—	(1,810)
Derivative instruments	20,572	1,010	(4)	287,503	—	—	309,085
Eliminations (2)	—	—		1,421	—	—	1,421
Revenues out of scope	18,762	1,010		288,924	—	—	308,696
Total operating revenues	$199,357	13,795		309,236	15,779	14,168	$552,335
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the nine months ended June 30, 2023 and 2022, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures		Energy Services	Storage and Transportation	Home Services and Other	Total
2023
Natural gas utility sales (1)	$749,618	—		—	—	—	$749,618
Natural gas services	—	—		60,705	69,926	—	130,631
Service contracts	—	—		—	—	26,242	26,242
Installations and maintenance	—	—		—	—	16,427	16,427
Renewable energy certificates	—	8,007		—	—	—	8,007
Electricity sales	—	22,062		—	—	—	22,062
Eliminations (2)	(1,012)	—		—	(3,474)	(202)	(4,688)
Revenues from contracts with customers	748,606	30,069		60,705	66,452	42,467	948,299
Alternative revenue programs (3)	29,016	—		—	—	—	29,016
Derivative instruments	125,258	10,307	(4)	527,979	—	—	663,544
Eliminations (2)	—	—		(9,190)	—	—	(9,190)
Revenues out of scope	154,274	10,307		518,789	—	—	683,370
Total operating revenues	$902,880	40,376		579,494	66,452	42,467	$1,631,669
2022
Natural gas utility sales (1)	$786,590	—		—	—	—	$786,590
Natural gas services	—	—		65,500	41,875	—	107,375
Service contracts	—	—		—	—	25,387	25,387
Installations and maintenance	—	—		—	—	16,006	16,006
Renewable energy certificates	—	3,574		—	—	—	3,574
Electricity sales	—	24,392		—	—	—	24,392
Eliminations (2)	(1,013)	—		—	(1,707)	(232)	(2,952)
Revenues from contracts with customers	785,577	27,966		65,500	40,168	41,161	960,372
Alternative revenue programs (3)	11,348	—		—	—	—	11,348
Derivative instruments	140,341	7,839	(4)	1,024,204	—	—	1,172,384
Eliminations (2)	—	—		(3,611)	—	—	(3,611)
Revenues out of scope	151,689	7,839		1,020,593	—	—	1,180,121
Total operating revenues	$937,266	35,805		1,086,093	40,168	41,161	$2,140,493
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the three months ended June 30, 2023 and 2022, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
2023
Residential	$94,340	3,585	—	—	14,922	$112,847
Commercial and industrial	20,220	9,409	16,021	21,435	27	67,112
Firm transportation	18,088	—	—	—	—	18,088
Interruptible and off-tariff	1,268	—	—	—	—	1,268
Revenues out of scope	11,055	184	53,521	—	—	64,760
Total operating revenues	$144,971	13,178	69,542	21,435	14,949	$264,075
2022
Residential	$94,147	3,314	—	—	14,129	$111,590
Commercial and industrial	65,550	9,471	20,312	15,779	39	111,151
Firm transportation	19,465	—	—	—	—	19,465
Interruptible and off-tariff	1,433	—	—	—	—	1,433
Revenues out of scope	18,762	1,010	288,924	—	—	308,696
Total operating revenues	$199,357	13,795	309,236	15,779	14,168	$552,335

Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the nine months ended June 30, 2023 and 2022, are as follows:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
2023
Residential	$558,901	10,082	—	—	42,191	$611,174
Commercial and industrial	113,120	19,987	60,705	66,452	276	260,540
Firm transportation	73,655	—	—	—	—	73,655
Interruptible and off-tariff	2,930	—	—	—	—	2,930
Revenues out of scope	154,274	10,307	518,789	—	—	683,370
Total operating revenues	$902,880	40,376	579,494	66,452	42,467	$1,631,669
2022
Residential	$531,660	9,277	—	—	41,009	$581,946
Commercial and industrial	172,840	18,689	65,500	40,168	152	297,349
Firm transportation	76,776	—	—	—	—	76,776
Interruptible and off-tariff	4,301	—	—	—	—	4,301
Revenues out of scope	151,689	7,839	1,020,593	—	—	1,180,121
Total operating revenues	$937,266	35,805	1,086,093	40,168	41,161	$2,140,493

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the nine months ended June 30, 2023 and 2022, are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of September 30, 2022	$222,297	$13,769	$33,246
(Decrease) increase	(111,834)	2,723	(2,979)
Balance as of June 30, 2023	$110,463	$16,492	$30,267
Balance as of September 30, 2021	$212,838	$10,351	$32,586
Increase (decrease)	55,205	4,681	(10,370)
Balance as of June 30, 2022	$268,043	$15,032	$22,216

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022:

(Thousands)	Natural Gas Distribution	Clean Energy Ventures	Energy Services	Storage and Transportation	Home Services and Other	Total
June 30, 2023
Customer accounts receivable
Billed	$72,747	7,433	20,675	7,485	2,123	$110,463
Unbilled	10,583	5,909	—	—	—	16,492
Customers' credit balances and deposits	(30,259)	—	—	(8)	—	(30,267)
Total	$53,071	13,342	20,675	7,477	2,123	$96,688
September 30, 2022
Customer accounts receivable
Billed	$78,508	5,566	129,199	7,012	2,012	$222,297
Unbilled	10,814	2,955	—	—	—	13,769
Customers' credit balances and deposits	(33,246)	—	—	—	—	(33,246)
Total	$56,076	8,521	129,199	7,012	2,012	$202,820

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for NJNG are comprised of the following:

(Thousands)	June 30, 2023	September 30, 2022
Regulatory assets-current
New Jersey Clean Energy Program	$17,943	$15,697
Conservation Incentive Program	52,115	23,099
Derivatives at fair value, net	24,228	—
Other current regulatory assets	1,461	1,290
Total current regulatory assets	$95,747	$40,086
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$63,841	$66,149
Liability for future expenditures	123,070	127,070
Deferred income taxes	41,885	40,520
SAVEGREEN	72,507	52,690
Postemployment and other benefit costs	55,878	56,021
Deferred storm damage costs	543	2,172
Cost of removal	121,147	104,850
Other noncurrent regulatory assets	43,987	45,828
Total noncurrent regulatory assets	$522,858	$495,300
Regulatory liability-current
Overrecovered natural gas costs	$26,717	$17,807
Derivatives at fair value, net	57	7,972
Total current regulatory liabilities	$26,774	$25,779
Regulatory liabilities-noncurrent
Tax Act impact (1)	$181,602	$185,367
Derivatives at fair value, net	91	116
Other noncurrent regulatory liabilities	121	151
Total noncurrent regulatory liabilities	$181,814	$185,634
(1)Reflects the re-measurement and subsequent amortization of NJNG's net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act. The Tax Act is an Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017.

Other noncurrent regulatory assets include deferred pandemic costs of approximately $3.9 million and $6.9 million as of June 30, 2023 and September 30, 2022, respectively, primarily related to a portion of bad debt associated with customer accounts receivable resulting from the impacts of the ongoing COVID-19 pandemic. These costs are eligible for future regulatory recovery. On January 5, 2023, NJNG advised the BPU that it will cease deferring COVID-19 costs as of December 31, 2022, and will seek recovery of its regulatory asset balance in its next base rate proceeding.

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for Adelphia Gateway are comprised of the following:

(Thousands)	June 30, 2023	September 30, 2022
Total noncurrent regulatory assets	$5,256	$5,366
Total current regulatory liabilities	$927	$5,311

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory filings and/or actions that occurred during the current fiscal year include the following:

•On February 22, 2023, NJNG advised the BPU that it would implement a bill credit and lower the BGSS rate for residential and small commercial customers, which will reduce revenues by approximately $29.9 million, effective March 1, 2023, which was approved on a final basis on April 12, 2023. Total bill credits given back to customers from March 2023 through May 2023, totaled approximately $32.4 million.

•On March 30, 2023, NJNG submitted its annual IIP filing to the BPU requesting a rate increase for estimated capital expenditures of $31.4 million through June 30, 2023. This filing was updated on July 28, 2023, with actual expenses of approximately $28.2 million through June 30, 2023, which will result in a $3.2 million revenue increase, which would be effective October 1, 2023.

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

•On June 1, 2023, NJNG filed its annual petition to modify its BGSS, balancing charge and CIP rates for residential and small business customers. This included a $38.6 million decrease to the annual revenues credited to BGSS, a $7.4 million annual decrease related to its balancing charge and a $27.5 million increase to CIP rates, which would be effective October 1, 2023.

•On June 1, 2023, NJNG submitted its annual EE filing with the BPU for the recovery of SAVEGREEN cost, proposing an increase in annual recoveries of approximately $10.7 million, which would be effective October 1, 2023.

•On June 28, 2023, NJNG submitted its annual USF filing to the BPU requesting an increase to the statewide USF rate, which will result in a $740,000 increase to annual recoveries, which would be effective October 1, 2023.

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

Fair Value of Derivatives

The following table presents the fair value of the Company's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Derivatives at Fair Value
		June 30, 2023		September 30, 2022
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Natural Gas Distribution:
Physical commodity contracts	Derivatives - current	$61	$5	$252	$11
Financial commodity contracts	Derivatives - current	6,714	188	85	6,281
Energy Services:
Physical commodity contracts	Derivatives - current	6,547	13,079	9,857	17,051
	Derivatives - noncurrent	679	13,136	376	13,561
Financial commodity contracts	Derivatives - current	18,805	4,291	14,423	26,488
	Derivatives - noncurrent	1,185	121	6,009	630
Foreign currency contracts	Derivatives - current	—	—	18	17
Total fair value of derivatives		$33,991	$30,820	$31,020	$64,039

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

(Thousands)	Amounts Presented on Balance Sheets (1)	Offsetting Derivative Instruments (2)	Financial Collateral Received/Pledged (3)	Net Amounts (4)
As of June 30, 2023
Derivative assets:
Energy Services
Physical commodity contracts	$7,226	$(2,231)	$(460)	$4,535
Financial commodity contracts	19,990	(4,412)	—	15,578
Total Energy Services	$27,216	$(6,643)	$(460)	$20,113
Natural Gas Distribution
Physical commodity contracts	$61	$(1)	$—	$60
Financial commodity contracts	6,714	(188)	—	6,526
Total Natural Gas Distribution	$6,775	$(189)	$—	$6,586
Derivative liabilities:
Energy Services
Physical commodity contracts	$26,215	$(2,231)	$—	$23,984
Financial commodity contracts	4,412	(4,412)	—	—
Total Energy Services	$30,627	$(6,643)	$—	$23,984
Natural Gas Distribution
Physical commodity contracts	$5	$(1)	$—	$4
Financial commodity contracts	188	(188)	—	—
Total Natural Gas Distribution	$193	$(189)	$—	$4
As of September 30, 2022
Derivative assets:
Energy Services
Physical commodity contracts	$10,233	$(404)	$(200)	$9,629
Financial commodity contracts	20,432	(12,198)	—	8,234
Foreign currency contracts	18	(17)	—	1
Total Energy Services	$30,683	$(12,619)	$(200)	$17,864
Natural Gas Distribution
Physical commodity contracts	$252	$—	$—	$252
Financial commodity contracts	85	(85)	—	—
Total Natural Gas Distribution	$337	$(85)	$—	$252
Derivative liabilities:
Energy Services
Physical commodity contracts	$30,612	$(404)	$—	$30,208
Financial commodity contracts	27,118	(12,198)	—	14,920
Foreign currency contracts	17	(17)	—	—
Total Energy Services	$57,747	$(12,619)	$—	$45,128
Natural Gas Distribution
Physical commodity contracts	$11	$—	$—	$11
Financial commodity contracts	6,281	(85)	—	6,196
Total Natural Gas Distribution	$6,292	$(85)	$—	$6,207
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

The following table presents the effect of derivative instruments recognized on the Unaudited Condensed Consolidated Statements of Operations for the periods set forth below:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
Derivatives not designated as hedging instruments:		2023	2022	2023	2022
Energy Services:
Physical commodity contracts	Operating revenues	$12,648	$608	$29,894	$(10,824)
Physical commodity contracts	Natural gas purchases	(5,914)	1,975	(6,708)	2,605
Financial commodity contracts	Natural gas purchases	4,858	(19)	76,332	29,947
Foreign currency contracts	Natural gas purchases	—	—	—	(14)
Total unrealized and realized gain		$11,592	$2,564	$99,518	$21,714

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2023	2022	2023	2022
Natural Gas Distribution:
Physical commodity contracts	$315	$646	$(27,919)	$6,880
Financial commodity contracts	18,000	2,482	(51,957)	49,320
Total unrealized and realized gain (loss)	$18,315	$3,128	$(79,876)	$56,200

During fiscal 2020, NJR entered into treasury lock transactions to fix the benchmark treasury rate associated with debt issuances that were finalized in 2020. NJR designates its treasury lock contracts as cash flow hedges; therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to interest expense on the Consolidated Statements of Operations ratable over the term of the associated debt. Pre-tax losses of $342,000 and $341,000 were reclassified from OCI into income during the three months ended June 30, 2023 and 2022, respectively, and pre-tax losses of $1.0 million were reclassified during both the nine months ended June 30, 2023 and 2022.

NJNG and Energy Services had the following outstanding long (short) derivatives as of:

		Volume (Bcf)
	Transaction Type	June 30, 2023	September 30, 2022
Natural Gas Distribution	Futures	26.0	30.5
	Physical Commodity	3.7	6.8
Energy Services	Futures	(14.2)	(0.7)
	Physical Commodity	2.1	2.7

Not included in the above table are 1.5 million and 1.2 million SRECs that were open as of June 30, 2023 and September 30, 2022, respectively, and the notional amount of foreign currency transactions for the periods were immaterial.

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

(Thousands)	Balance Sheet Location	June 30, 2023	September 30, 2022
Natural Gas Distribution	Restricted broker margin accounts-current assets	$4,027	$26,138
Energy Services	Restricted broker margin accounts-current assets	$16,210	$68,123
	Restricted broker margin accounts-current liabilities	$1,218	$—

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of June 30, 2023. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and Clean Energy Ventures residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$104,901
Noninvestment grade	3,303
Internally rated investment grade	16,129
Internally rated noninvestment grade	21,539
Total	$145,872

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. There was approximately $161,000 of derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required as of September 30, 2022. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed. There were no derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required as of June 30, 2023.

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

The estimated fair value of long-term debt, including current maturities, excluding natural gas meter finance arrangements, debt issuance costs and solar asset financing obligations, is as follows:

(Thousands)	June 30, 2023	September 30, 2022
Carrying value (1) (2) (3)	$2,537,845	$2,362,845
Fair market value	$2,177,799	$1,946,356
(1)Excludes the sale leasebacks of natural gas meters of $33.3 million and $30.3 million as of June 30, 2023 and September 30, 2022, respectively. The fair value of certain sale leasebacks of natural gas meters amounted to $22.2 million and $15.7 million as of June 30, 2023 and September 30, 2022, respectively.
(2)Excludes NJNG's debt issuance costs of $9.7 million and $9.5 million as of June 30, 2023 and September 30, 2022, respectively.
(3)Excludes NJR's debt issuance costs of $3.8 million as of both June 30, 2023 and September 30, 2022.

Clean Energy Ventures enters into transactions to sell certain commercial solar assets and lease the assets back for a term specified in the lease. These transactions are considered financing obligations for accounting purposes and are recorded within long-term debt on the Unaudited Condensed Consolidated Balance Sheets. The estimated fair value of solar asset financing obligations as of June 30, 2023 and September 30, 2022 was $277.4 million and $124.1 million, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of June 30, 2023, the Company discloses its debt within Level 2 of the fair value hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2023
Assets:
Physical commodity contracts	$—	$7,287	$—	$7,287
Financial commodity contracts	26,704	—	—	26,704
Money market funds	131	—	—	131
Other	2,651	—	—	2,651
Total assets at fair value	$29,486	$7,287	$—	$36,773
Liabilities:
Physical commodity contracts	$—	$26,220	$—	$26,220
Financial commodity contracts	4,600	—	—	4,600
Total liabilities at fair value	$4,600	$26,220	$—	$30,820

As of September 30, 2022
Assets:
Physical commodity contracts	$—	$10,485	$—	$10,485
Financial commodity contracts	20,517	—	—	20,517
Financial commodity contracts - foreign exchange	—	18	—	18
Money market funds	59	—	—	59
Other	1,884	—	—	1,884
Total assets at fair value	$22,460	$10,503	$—	$32,963
Liabilities:
Physical commodity contracts	$—	$30,623	$—	$30,623
Financial commodity contracts	33,231	168	—	33,399
Financial commodity contracts - foreign exchange	—	17	—	17
Total liabilities at fair value	$33,231	$30,808	$—	$64,039

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INVESTMENTS IN EQUITY INVESTEES

Steckman Ridge

The Company holds a 50 percent equity method investment in Steckman Ridge, a jointly owned and controlled natural gas storage facility located in Bedford County, Pennsylvania. The Company's investment in Steckman Ridge was $104.4 million and $106.6 million as of June 30, 2023 and September 30, 2022, respectively, which include loans with a total outstanding principal balance of $70.4 million for both June 30, 2023 and September 30, 2022. These loans accrue interest at a variable rate that resets quarterly and are due October 1, 2023.

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

In March 2022, the PennEast board of managers approved cash distributions to members of the partnership following the sale of certain project-related assets and refunds of interconnection fees received from interstate pipelines. The return of capital received by the Company from March 2022 through September 2022, totaled $11.0 million and reduced the remaining carrying value of its equity method investment in PennEast to zero in the Unaudited Condensed Consolidated Balance Sheets, with the excess recorded in equity in earnings of affiliates in the Unaudited Condensed Consolidated Statements of Operations.

The Company received additional return of capital of $200,000 on February 15, 2023 and $100,000 on June 20, 2023, which is recognized in equity in earnings of affiliates, in the Unaudited Condensed Consolidated Statements of Operations.

8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share amounts)	2023	2022	2023	2022
Net income, as reported	$1,532	$13,053	$227,700	$220,400
Basic earnings per share
Weighted average shares of common stock outstanding-basic	97,168	96,154	96,849	96,055
Basic earnings per common share	$0.02	$0.14	$2.35	$2.29
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	97,168	96,154	96,849	96,055
Incremental shares (1)	718	466	689	472
Weighted average shares of common stock outstanding-diluted	97,886	96,620	97,538	96,527
Diluted earnings per common share	$0.02	$0.14	$2.33	$2.28
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

Credit Facilities and Short-term Debt

A summary of NJR's credit facility and term loan credit agreement and NJNG's commercial paper program and credit facility are as follows:

(Thousands)	June 30, 2023	September 30, 2022	Expiration Dates
NJR
Bank revolving credit facility (1)	$650,000	$650,000	September 2027
Notes outstanding at end of period	$134,525	$200,150
Weighted average interest rate at end of period	6.31%	3.97%
Amount available at end of period (2)	$510,302	$440,177
Bank term loan credit agreement	$—	$150,000	February 2023
Loans outstanding at end of period	$—	$150,000
Weighted average interest rate at end of period	—%	3.81%
Amount available at end of period	$—	$—
NJNG
Bank revolving credit facility (3)	$250,000	$250,000	September 2027
Commercial paper and notes outstanding at end of period	$10,700	$73,800
Weighted average interest rate at end of period	5.25%	3.34%
Amount available at end of period (4)	$238,569	$175,469
(1)Committed credit facilities, which require commitment fees of 0.10 percent on the unused amounts.
(2)Letters of credit outstanding total $5.2 million at June 30, 2023 and $9.7 million at September 30, 2022, which reduces the amount available by the same amount.
(3)Committed credit facilities, which require commitment fees of 0.075 percent on the unused amounts.
(4)Letters of credit outstanding total $731,000 at both June 30, 2023 and September 30, 2022, which reduces the amount available by the same amount.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NJNG received $8.4 million and $17.3 million during the nine months ended June 30, 2023 and 2022, respectively, in connection with the sale leaseback of its natural gas meters. NJNG records a financing obligation and has the option to purchase the meters back at fair value upon expiration of the lease. NJNG exercised an early purchase option with respect to meter leases by making a final principal payment of $1.1 million during the nine months ended June 30, 2022. There was no early purchase option exercised during the nine months ended June 30, 2023.

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are treated as financing obligations for accounting purposes and are typically secured by the renewable energy facility asset and its future cash flows from SRECs, TRECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from SRECs, TRECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the nine months ended June 30, 2023 and 2022, Clean Energy Ventures received proceeds of $163.6 million and $3.3 million, respectively, in connection with the sale leaseback of commercial solar assets. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.
10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,		June 30,
(Thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$1,350	$2,073	$4,051	$6,219	$618	$1,077	$1,854	$3,229
Interest cost	3,794	2,408	11,381	7,224	2,286	1,588	6,859	4,766
Expected return on plan assets	(4,993)	(5,319)	(14,979)	(15,956)	(1,680)	(1,893)	(5,041)	(5,681)
Recognized actuarial loss	75	2,186	225	6,558	—	1,421	—	4,263
Prior service cost (credit) amortization	25	25	76	76	—	(35)	—	(107)
Net periodic benefit cost	$251	$1,373	$754	$4,121	$1,224	$2,158	$3,672	$6,470

The Company does not expect to be required to make additional contributions to fund the pension plans during fiscal 2023 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the nine months ended June 30, 2023 and 2022.

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

Effective Tax Rate

The estimated annual effective tax rates were 21.9 percent and 22.5 percent, for the nine months ended June 30, 2023 and 2022, respectively.

To the extent there are discrete tax items that are not included in the estimated annual effective tax rate, the actual reported effective tax rate may differ from the estimated annual effective tax rate. During the nine months ended June 30, 2023 and 2022, discrete items totaled approximately $16.3 million and $164,000, respectively. For the nine months ended June 30, 2023, $15.8 million is related to the reversal of a valuation allowance for certain deferred tax assets, while the remaining amount is related to excess tax benefits associated with the vesting of share-based awards for both fiscal 2023 and 2022. NJR’s actual reported effective tax rate was 15.9 percent and 22.5 percent during the nine months ended June 30, 2023 and 2022, respectively.

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

Other Tax Items

As of June 30, 2023 and September 30, 2022, the Company has tax credit carryforwards of approximately $164.9 million and $211.8 million, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2035.

The impairment of the equity method investment in PennEast created net capital loss attributes, which can only be utilized to offset capital gains income and can be carried back three years and forward five years prior to expiration. These attributes totaled approximately $56.3 million and $56.6 million as of June 30, 2023 and September 30, 2022.

As of June 30, 2023 and September 30, 2022, the Company had a valuation allowance of approximately $5.0 million and $5.1 million, respectively, related to capital loss carryforwards resulting from the impairment of the equity method investment in PennEast, which the Company believes are not more likely than not to be fully utilized prior to expiration.

As of June 30, 2023 and September 30, 2022, the Company has state income tax net operating losses of approximately $546.0 million and $544.4 million, respectively. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred; these state carry-forward periods range from seven to 20 years, with the majority expiring after 2035. The Company expects to utilize this entire carryforward, other than as described below.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2022, the Company had a valuation allowance of approximately $17.2 million related to the recognition of state net operating loss carryforwards. As of June 30, 2023, it was determined that the realization of certain deferred tax assets was more likely than not, and thus the associated valuation allowance of $15.8 million was no longer required. Reversal of the valuation allowance resulted in a corresponding income tax benefit on the Unaudited Condensed Consolidated Statement of Operations. As of June 30, 2023, the remaining valuation allowance of $1.1 million related primarily to other state income tax attributes for which the Company could not conclude were realizable on a more-likely-than-not basis.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the Company's lease costs included in the Unaudited Condensed Consolidated Statements of Operations:

		Three Months Ended		Nine Months Ended
		June 30,		June 30,
(Thousands)	Income Statement Location	2023	2022	2023	2022
Operating lease cost (1)	Operation and maintenance	$2,276	$2,343	$7,000	$7,377
Finance lease cost (2)
Amortization of right-of-use assets	Depreciation and amortization	540	458	1,565	1,311
Interest on lease liabilities	Interest expense, net of capitalized interest	283	220	816	404
Total finance lease cost		823	678	2,381	1,715
Short-term lease cost	Operation and maintenance	—	—	—	23
Variable lease cost	Operation and maintenance	158	182	653	545
Total lease cost		$3,257	$3,203	$10,034	$9,660
(1)Net of capitalized costs.
(2)Includes immaterial costs associated with the sale leaseback of natural gas meters, certain of which are considered financing transactions for accounting purposes.

The following table presents supplemental cash flow information related to leases:

	Nine Months Ended
	June 30,
(Thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,739	$5,205
Operating cash flows for finance leases (1)	$816	$623
Financing cash flows for finance leases (1)	$5,470	$5,540
(1)Includes immaterial activity associated with the sale leaseback of natural gas meters, certain of which are considered financing transactions for accounting purposes.

Assets obtained or modified through operating leases totaled approximately $407,000 during the nine months ended June 30, 2023 and $87,000 and $911,000 during the three and nine months ended June 30, 2022, respectively. There were no assets obtained or modified through operating lease assets during the three months ended June 30, 2023. Assets obtained or modified through other leases, including those which are finance leases and financing transactions for accounting purposes, totaled $8.4 million and $17.3 million during the nine months ended June 30, 2023 and 2022, respectively. There were no assets obtained or modified through finance lease liabilities during the three months ended June 30, 2023 and 2022.

The following table presents the balance and classifications of the Company's right of use assets and lease liabilities included in the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	June 30, 2023	September 30, 2022
Assets
Noncurrent
Operating lease assets	Operating lease assets	$164,119	$168,520
Finance lease assets (1)	Utility plant	28,788	21,913
Total lease assets (1)		$192,907	$190,433
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$5,273	$4,562
Finance lease liabilities (1)	Current maturities of long-term debt	8,626	6,538
Noncurrent
Operating lease liabilities	Operating lease liabilities	135,916	138,382
Finance lease liabilities (1)	Long-term debt	24,635	23,752
Total lease liabilities (1)		$174,450	$173,234
(1)Includes immaterial amounts associated with the sale leaseback of natural gas meters, certain of which are considered financing transactions for accounting purposes.

For operating lease assets and liabilities, the weighted average remaining lease term was 28.9 years and 29.2 years as of June 30, 2023 and September 30, 2022, respectively, and the weighted average discount rate used in the valuation over the remaining lease term was 3.2 percent for both June 30, 2023 and September 30, 2022.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For finance lease assets and liabilities, certain of which are considered financing transactions for accounting purposes, as of June 30, 2023 and September 30, 2022, the weighted average remaining lease term was 3.5 years and 4.0 years, respectively.

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through September 2039, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $195.5 million at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of June 30, 2023, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2023	2024	2025	2026	2027	Thereafter
Energy Services:
Natural gas purchases	$13,851	$38,526	$2,671	$—	$—	$—
Storage demand fees	5,561	16,874	8,098	6,010	4,878	10,285
Pipeline demand fees	15,698	47,616	46,625	35,261	27,669	42,168
Sub-total Energy Services	$35,110	$103,016	$57,394	$41,271	$32,547	$52,453
NJNG:
Natural gas purchases	$4,519	$371	$—	$—	$—	$—
Storage demand fees	11,238	42,049	30,048	14,353	9,541	4,773
Pipeline demand fees	34,711	156,113	154,995	130,354	124,118	1,079,225
Sub-total NJNG	$50,468	$198,533	$185,043	$144,707	$133,659	$1,083,998
Total	$85,578	$301,549	$242,437	$185,978	$166,206	$1,136,451

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimates the total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites will range from approximately $110.8 million to $167.1 million. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of June 30, 2023, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $123.1 million on the Unaudited Condensed Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

In June 2019, NJNG initiated a preliminary assessment of a site in Aberdeen, New Jersey to determine prior ownership and if former MGP operations were active at the location. The preliminary assessment and site investigation activities are ongoing at the Aberdeen, New Jersey site location. The estimated costs to complete the preliminary assessment and site investigation phase are included in the MGP remediation liability and corresponding regulatory asset on the Unaudited Condensed Consolidated Balance Sheets at June 30, 2023 and September 30, 2022. NJNG will continue to gather information to determine whether the obligation exists to undertake remedial action, if any, and refine its estimate of potential costs for this site as more information becomes available.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. On March 23, 2022, the BPU approved an increase in the RAC, which increased the pre-tax annual recovery from $11.1 million to $11.7 million, effective April 1, 2022. On April 12, 2023, the BPU approved on a final basis, NJNG's annual SBC filing of RAC expenditures through June 30, 2022, as well as an increase to the RAC annual recoveries of $3.7 million, which increased the pre-tax annual recovery to $15.4 million, effective May 1, 2023. As of June 30, 2023, $63.8 million of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

Information related to the Company's various reporting segments and other operations is detailed below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2023	2022	2023	2022
Operating revenues
Natural Gas Distribution
External customers	$144,971	$199,357	$902,880	$937,266
Intercompany	337	338	1,012	1,013
Clean Energy Ventures
External customers	13,178	13,795	40,376	35,805
Energy Services
External customers (1)	69,542	309,236	579,494	1,086,093
Intercompany	630	(1,421)	9,190	3,611
Storage and Transportation
External customers	21,435	15,779	66,452	40,168
Intercompany	766	611	3,474	1,707
Subtotal	250,859	537,695	1,602,878	2,105,663
Home Services and Other
External customers	14,949	14,168	42,467	41,161
Intercompany	6	52	202	232
Eliminations	(1,739)	420	(13,878)	(6,563)
Total	$264,075	$552,335	$1,631,669	$2,140,493
Depreciation and amortization
Natural Gas Distribution	$25,825	$23,951	$76,034	$70,188
Clean Energy Ventures	6,672	5,358	18,713	15,902
Energy Services (2)	51	34	170	94
Storage and Transportation	6,102	3,323	18,064	8,027
Subtotal	38,650	32,666	112,981	94,211
Home Services and Other	227	207	669	614
Eliminations	—	(1)	—	(125)
Total	$38,877	$32,872	$113,650	$94,700
Interest income (3)
Natural Gas Distribution	$496	$250	$1,285	$634
Energy Services	310	—	959	—
Storage and Transportation	1,841	501	4,926	1,259
Subtotal	2,647	751	7,170	1,893
Home Services and Other	753	225	2,141	527
Eliminations	(1,010)	(292)	(2,726)	(747)
Total	$2,390	$684	$6,585	$1,673
(1)Includes sales to Canada for the Energy Services segment, which are immaterial.
(2)The amortization of acquired wholesale energy contracts is excluded above and is included in natural gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.
(3)Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2023	2022	2023	2022
Interest expense, net of capitalized interest
Natural Gas Distribution	$13,226	$11,474	$40,814	$33,233
Clean Energy Ventures	7,848	5,510	21,059	16,332
Energy Services	2,467	1,115	8,274	2,585
Storage and Transportation	6,430	3,177	19,265	7,160
Subtotal	29,971	21,276	89,412	59,310
Home Services and Other	148	135	459	504
Total	$30,119	$21,411	$89,871	$59,814
Income tax provision (benefit)
Natural Gas Distribution	$196	$1,508	$38,503	$44,401
Clean Energy Ventures	(18,237)	(1,526)	(23,079)	(5,524)
Energy Services	(2,934)	2,338	23,046	22,053
Storage and Transportation	535	1,675	3,074	2,732
Subtotal	(20,440)	3,995	41,544	63,662
Home Services and Other	429	180	1,134	682
Eliminations	(494)	259	381	(293)
Total	$(20,505)	$4,434	$43,059	$64,051
Equity in earnings of affiliates
Storage and Transportation	$377	$5,274	$2,263	$7,586
Eliminations	324	(473)	515	(1,441)
Total	$701	$4,801	$2,778	$6,145
Net financial earnings (loss)
Natural Gas Distribution	$891	$2,648	$156,252	$156,511
Clean Energy Ventures	7,267	(5,098)	(5,694)	(18,410)
Energy Services	(1,604)	(5,003)	72,054	42,504
Storage and Transportation	2,358	3,526	11,051	11,113
Subtotal	8,912	(3,927)	233,663	191,718
Home Services and Other	523	215	1,307	1,113
Eliminations	235	161	(2,706)	(406)
Total	$9,670	$(3,551)	$232,264	$192,425
Capital expenditures
Natural Gas Distribution	$102,555	$79,976	$277,226	$205,440
Clean Energy Ventures	10,905	38,948	68,604	105,504
Storage and Transportation	3,450	20,560	33,291	129,608
Subtotal	116,910	139,484	379,121	440,552
Home Services and Other	193	320	1,093	562
Total	$117,103	$139,804	$380,214	$441,114
Return of capital from equity investees
Storage and Transportation	$—	$(1,479)	$—	$(5,479)
Total	$—	$(1,479)	$—	$(5,479)

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's assets for the various reporting segments and business operations are detailed below:

(Thousands)	June 30, 2023	September 30, 2022
Assets at end of period:
Natural Gas Distribution	$4,239,231	$4,030,686
Clean Energy Ventures	1,091,029	1,015,065
Energy Services	126,903	333,064
Storage and Transportation	1,004,129	999,520
Subtotal	6,461,292	6,378,335
Home Services and Other	151,430	159,068
Intercompany assets (1)	(300,142)	(275,987)
Total	$6,312,580	$6,261,416
(1)Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's reporting segments and operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2023	2022	2023	2022
Net financial earnings (loss)	$9,670	$(3,551)	$232,264	$192,425
Less:
Unrealized gain on derivative instruments and related transactions	(12,970)	(17,891)	(30,502)	(58,060)
Tax effect	3,083	4,253	7,250	13,809
Effects of economic hedging related to natural gas inventory	24,116	428	36,885	25,160
Tax effect	(5,731)	(102)	(8,766)	(5,979)
Gain on equity method investment	(100)	(4,021)	(300)	(4,021)
Tax effect	24	1,003	74	1,003
NFE tax adjustment	(284)	(274)	(77)	113
Net income	$1,532	$13,053	$227,700	$220,400

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. RELATED PARTY TRANSACTIONS

Effective April 2020, NJNG entered into a 5-year agreement for 3 Bcf of firm storage capacity with Steckman Ridge, which expires on March 31, 2025. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3 million annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG’s BGSS mechanism and are included as a component of regulatory assets.

Energy Services may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of June 30, 2023, Energy Services entered into transactions with Steckman Ridge for varying terms, all of which expire by March 31, 2024.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2023	2022	2023	2022
Natural Gas Distribution	$1,703	$1,651	$4,973	$5,015
Energy Services	167	187	494	552
Total	$1,870	$1,838	$5,467	$5,567

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	June 30, 2023	September 30, 2022
Natural Gas Distribution	$775	$775
Energy Services	81	76
Total	$856	$851

NJNG and Energy Services enter into various AMAs, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to Energy Services. As of June 30, 2023, NJNG and Energy Services had one AMA with an expiration date of March 31, 2024.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Net income (loss) by reporting segment and other business operations, which are discussed in detail within the operating results sections of each reporting segment and other business operations, are as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2023		2022		2023		2022
Net income (loss)
Natural Gas Distribution	$891	58%	$2,648	20%	$156,252	69%	$156,511	71%
Clean Energy Ventures	7,267	474	(5,098)	(39)	(5,694)	(3)	(18,410)	(8)
Energy Services	(9,336)	(609)	7,501	57	74,271	32	70,214	32
Storage and Transportation	2,434	159	6,544	50	11,277	5	14,131	6
Home Services and Other	523	34	215	2	1,307	1	1,113	1
Eliminations (1)	(247)	(16)	1,243	10	(9,713)	(4)	(3,159)	(2)
Total	$1,532	100%	$13,053	100%	$227,700	100%	$220,400	100%
(1)    Consists of transactions between subsidiaries that are eliminated in consolidation.

The decrease in net income during the three months ended June 30, 2023, compared with the three months ended June 30, 2022, was due primarily to lower operating income at Energy Services due to decreased natural gas prices, partially offset by an increase in the benefit from income taxes at Clean Energy Ventures due to the reversal of a valuation allowance for certain deferred tax assets during June 2023. The increase in net income during the nine months ended June 30, 2023, compared with the nine months ended June 30, 2022, was due primarily to an increase in the benefit from income taxes at Clean Energy Ventures, as previously discussed.

Assets by reporting segment and operations are as follows:

(Thousands)	June 30, 2023		September 30, 2022
Assets
Natural Gas Distribution	$4,239,231	67%	$4,030,686	64%
Clean Energy Ventures	1,091,029	17	1,015,065	16
Energy Services	126,903	2	333,064	5
Storage and Transportation	1,004,129	16	999,520	16
Home Services and Other	151,430	3	159,068	3
Intercompany assets (1)	(300,142)	(5)	(275,987)	(4)
Total	$6,312,580	100%	$6,261,416	100%
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in assets was due primarily to additional investment in utility plant at Natural Gas Distribution and solar asset investments at Clean Energy Ventures, partially offset by a decrease in accounts receivable at Energy Services, and a decrease in gas in storage and restricted broker margin at Natural Gas Distribution and Energy Services due primarily to the decline in natural gas prices.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2023	2022	2023	2022
Net income	$1,532	$13,053	$227,700	$220,400
Add:
Unrealized gain on derivative instruments and related transactions	(12,970)	(17,891)	(30,502)	(58,060)
Tax effect	3,083	4,253	7,250	13,809
Effects of economic hedging related to natural gas inventory (1)	24,116	428	36,885	25,160
Tax effect	(5,731)	(102)	(8,766)	(5,979)
Gain on equity method investment	(100)	(4,021)	(300)	(4,021)
Tax effect	24	1,003	74	1,003
NFE tax adjustment	(284)	(274)	(77)	113
Net financial earnings (loss)	$9,670	$(3,551)	$232,264	$192,425
Basic earnings per share	$0.02	$0.14	$2.35	$2.29
Add:
Unrealized gain on derivative instruments and related transactions	(0.14)	(0.19)	(0.31)	(0.60)
Tax effect	0.03	0.04	0.07	0.14
Effects of economic hedging related to natural gas inventory (1)	0.25	—	0.38	0.26
Tax effect	(0.06)	—	(0.09)	(0.06)
Gain on equity method investment	—	(0.04)	—	(0.04)
Tax effect	—	0.01	—	0.01
Basic net financial earnings (loss) per share	$0.10	$(0.04)	$2.40	$2.00
(1)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reporting segment and other business operations, which are discussed in detail within the operating results sections of each reporting segment and other business operations, is summarized as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2023		2022		2023		2022
Net financial earnings (loss)
Natural Gas Distribution	$891	9%	$2,648	(75)%	$156,252	67%	$156,511	81%
Clean Energy Ventures	7,267	75	(5,098)	144	(5,694)	(3)	(18,410)	(10)
Energy Services	(1,604)	(16)	(5,003)	141	72,054	31	42,504	22
Storage and Transportation	2,358	24	3,526	(99)	11,051	5	11,113	6
Home Services and Other	523	6	215	(6)	1,307	1	1,113	1
Eliminations (1)	235	2	161	(5)	(2,706)	(1)	(406)	—
Total	$9,670	100%	$(3,551)	100%	$232,264	100%	$192,425	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in NFE during the three months ended June 30, 2023, compared with the three months ended June 30, 2022, was due primarily to an increase in the benefit from income taxes at Clean Energy Ventures, as previously discussed. The increase in NFE during the nine months ended June 30, 2023, compared with the nine months ended June 30, 2022, was due primarily to higher Financial Margin at Energy Services along with an increase in the benefit from income taxes at Clean Energy Ventures, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Natural Gas Distribution

Overview

Natural Gas Distribution is comprised of NJNG, a natural gas utility that provides regulated natural gas service throughout Burlington, Middlesex, Monmouth, Morris, Ocean, and Sussex counties in New Jersey to approximately 574,900 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which may include but are not limited to impacts to customer growth and customer usage, customer collections, the timing and costs of capital expenditures and construction of infrastructure projects, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. In addition, NJNG may be subject to adverse economic conditions such as inflation and rising natural gas costs, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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
Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant expenditures associated with customer growth and its associated pipeline integrity management and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals, for the nine months ended June 30, 2023, and estimates of expected investments for fiscal 2023 and 2024:

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

On March 30, 2023, NJNG submitted its annual IIP filing to the BPU requesting a rate increase for estimated capital expenditures of $31.4 million through June 30, 2023. This filing was updated on July 28, 2023, with actual expenses of approximately $28.2 million through June 30, 2023, which will result in a $3.2 million revenue increase, which would be effective October 1, 2023.

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

NJNG's total customers include the following:

	June 30, 2023	June 30, 2022
Firm customers
Residential	518,359	510,931
Commercial, industrial & other	32,084	31,469
Residential transport	16,340	17,605
Commercial transport	8,020	8,547
Total firm customers	574,803	568,552
Other	97	48
Total customers	574,900	568,600

During the nine months ended June 30, 2023 and 2022, respectively, NJNG added 5,892 and 5,274 new customers, respectively. NJNG expects new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $5.0 million of incremental Utility Gross Margin on an annualized basis.

NJNG expects its new customer annual growth rate to be approximately 1.7 percent. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 63 percent of the growth will come from new construction markets and 37 percent from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase Utility Gross Margin under NJNG's base rates by approximately $7.9 million annually, as calculated under NJNG's CIP tariff.

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

In June 2021, NJNG submitted its annual cost recovery filing for the SAVEGREEN programs established from 2010 through 2021. In January 2022, the BPU approved the stipulation, which increased annual recoveries by $2.2 million, effective February 1, 2022.

In June 2022, NJNG submitted its annual cost recovery filing for the SAVEGREEN programs established from 2010 through the present. In September 2022, the BPU approved the rate decrease, which resulted in an annual decrease of approximately $3.5 million, effective October 1, 2022.

On June 1, 2023, the NJNG submitted its annual cost recovery filing for the SAVEGREEN programs established from 2010 through the present, which would increase annual recoveries by approximately $10.7 million, which would be effective October 1, 2023.

The following table summarizes, loans, grants, rebates and related investments as of:

(Thousands)	June 30, 2023	September 30, 2022
Loans	$169,000	$152,000
Grants, rebates and related investments	154,900	132,200
Total	$323,900	$284,200

Program recoveries from customers during the nine months ended June 30, 2023 and 2022, were $15.9 million and $23.5 million, respectively. The recovery includes a weighted average cost of capital that ranges from 6.84 percent to 6.9 percent, with a return on equity of 9.6 percent to 9.75 percent.

Conservation Incentive Program/BGSS

The CIP facilitates normalizing NJNG’s Utility Gross Margin for variances not only due to weather but also for other factors affecting customer usage, such as conservation and energy efficiency. Recovery of Utility Gross Margin for the non-weather variance through the CIP is limited to the amount of certain natural gas supply cost savings achieved and is subject to a variable margin revenue test. Additionally, recovery of the CIP Utility Gross Margin is subject to an annual earnings test. An annual review of the CIP must be filed by June 1, along with NJNG’s annual BGSS filing, during which NJNG can request rate changes to the CIP.

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2023	2022	2023	2022
Weather (1)	$5,649	$806	$44,675	$22,263
Usage	2,290	(774)	3,358	1,210
Total	$7,939	$32	$48,033	$23,473
(1)Compared with the 20-year average, weather was 17.2 percent and 13.5 percent warmer-than-normal during the three and nine months ended June 30, 2023, respectively, and 6.4 percent and 8.5 percent warmer-than-normal during the three and nine months ended June 30, 2022, respectively.

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

On April 12, 2023, the BPU approved on a final basis an $81.9 million increase to the annual revenues credited to BGSS, a $9.0 million annual increase related to its balancing charge and a $10.2 million increase to CIP rates, effective October 1, 2022.

On April 12, 2023, the BPU approved on a final basis, NJNG's February 22, 2023 filing that advised the BPU of a bill credit and a reduction to the BGSS rate for residential and small commercial customers, which will reduce recoveries by approximately $29.9 million, effective March 1, 2023. Total bill credits given back to customer from March 2023 through May 2023, totaled approximately $32.4 million.

On June 1, 2023, the NJNG filed its annual petition to modify its BGSS, balancing charge and CIP rates for residential and small business customers. This included a $38.6 million decrease to the annual revenues credited to BGSS, a $7.4 million annual decrease related to its balancing charge and a $27.5 million increase to CIP rates, which would be effective October 1, 2023. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers, and balancing charge revenues are credited to BGSS.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of Utility Gross Margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85 percent of Utility Gross Margin generated by these programs with firm customers. Utility Gross Margin from incentive programs was $2.9 million and $17.4 million during the three and nine months ended June 30, 2023, respectively, and $1.9 million and $12.1 million during the three and nine months ended June 30, 2022, respectively.

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
2023
2022
$35
$30
$25
$20
$15
$10
$5
$0
Oct
Nov
Dec
Jan
Feb
Mar
Apr
May
June

(1) Data sourced from Standard & Poor's Financial Services, LLC Global Platts.

The maximum price per MMBtu was $32.46 and $17.69 and the minimum price was $0.67 and $2.42 for the nine months ended June 30, 2023 and 2022, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Operating Results and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
On June 28, 2023, NJNG submitted its annual USF filing to the BPU requesting an increase to the statewide USF rate, which will result in a $740,000 increase to annual recoveries, which would be effective October 1, 2023.

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $123.1 million as of June 30, 2023, a decrease of $4.0 million compared with the prior fiscal period. See Note 13. Commitments and Contingent Liabilities for more details.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 4. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2023	2022	2023	2022
Operating revenues (1)	$145,308	$199,695	$903,892	$938,279
Operating expenses
Natural gas purchases (2)(3)	44,669	102,624	388,134	442,441
Operation and maintenance	58,303	51,560	166,499	141,015
Regulatory rider expense (4)	6,120	8,360	47,525	55,941
Depreciation and amortization	25,825	23,951	76,034	70,188
Total operating expenses	134,917	186,495	678,192	709,585
Operating income	10,391	13,200	225,700	228,694
Other income, net	3,922	2,430	9,869	5,451
Interest expense, net of capitalized interest	13,226	11,474	40,814	33,233
Income tax provision	196	1,508	38,503	44,401
Net income	$891	$2,648	$156,252	$156,511
(1)Includes nonutility revenue of approximately $337,000 and $338,000 for the three months ended June 30, 2023 and 2022, respectively, and $1.0 million for both the nine months ended June 30, 2023 and 2022, for lease agreements with various NJR subsidiaries leasing office space from NJNG at the Company’s headquarters, which are eliminated in consolidation.
(2)Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.
(3)Includes related party transactions of approximately $2.3 million and $7.0 million for both the three and nine months ended June 30, 2023 and 2022, respectively, a portion of which is eliminated in consolidation.
(4)Consists of expenses associated with state-mandated programs, the RAC and energy efficiency programs, and are calculated on a per-therm basis. These expenses are passed through to customers and are offset by corresponding revenues.

Operating Revenues and Natural Gas Purchases

Operating revenues decreased by 27.2 percent and decreased 3.7 percent and natural gas purchases decreased 56.5 percent and decreased 12.3 percent during the three and nine months ended June 30, 2023, compared with the three and nine months ended June 30, 2022.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The factors contributing to the increases and decreases in operating revenues and natural gas purchases are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023 v. 2022		2023 v. 2022
(Thousands)	Operating revenues	Natural gas purchases	Operating revenues	Natural gas purchases
BGSS incentives	$(55,445)	$(56,441)	$(71,586)	$(76,933)
Bill credits	—	—	(31,581)	(31,581)
Firm sales	(9,368)	(6,049)	(29,326)	(18,864)
Average BGSS rates	3,404	3,404	73,144	73,144
CIP adjustments	7,907	—	24,560	—
Base rate impact	—	—	6,927	—
Riders and other (1)	(885)	1,131	(6,525)	(73)
Total decrease	$(54,387)	$(57,955)	$(34,387)	$(54,307)
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

Utility Gross Margin

A reconciliation of gross margin, the closest GAAP financial measure to NJNG's Utility Gross Margin, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2023	2022	2023	2022
Operating revenues	$145,308	$199,695	$903,892	$938,279
Less:
Natural gas purchases	44,669	102,624	388,134	442,441
Operation and maintenance (1)	31,436	25,034	88,441	64,924
Regulatory rider expense	6,120	8,360	47,525	55,941
Depreciation and amortization	25,825	23,951	76,034	70,188
Gross margin	37,258	39,726	303,758	304,785
Add:
Operation and maintenance (1)	31,436	25,034	88,441	64,924
Depreciation and amortization	25,825	23,951	76,034	70,188
Utility Gross Margin	$94,519	$88,711	$468,233	$439,897
(1)Excludes selling, general and administrative expenses of approximately $26.9 million and $78.1 million for the three and nine months ended June 30, 2023, respectively, and $26.5 million and $76.1 million for the three and nine months ended June 30, 2022, respectively.

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

The following provides more information on the components of Utility Gross Margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility Gross Margin/Throughput
Residential	$59,723	5.7	$55,597	6.7	$321,017	39.9	$303,716	42.3
Commercial, industrial and other	14,897	1.2	15,387	1.3	65,742	7.7	64,609	7.9
Firm transportation	15,815	2.2	14,729	2.3	61,503	10.7	57,101	11.5
Total utility firm gross margin/throughput	90,435	9.1	85,713	10.3	448,262	58.3	425,426	61.7
BGSS incentive programs	2,935	13.8	1,938	20.3	17,399	17.0	12,051	69.4
Interruptible/off-tariff agreements	1,149	10.4	1,060	9.7	2,572	52.4	2,420	16.9
Total Utility Gross Margin/Throughput	$94,519	33.3	$88,711	40.3	$468,233	127.7	$439,897	148.0

Utility Firm Gross Margin

Utility firm gross margin increased $4.7 million and $22.8 million during the three and nine months ended June 30, 2023, compared with the three and nine months ended June 30, 2022, respectively, due primarily to increased base rates along with increased residential and transportation customers.

The factors contributing to the change in Utility Gross Margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2023 v. 2022	2023 v. 2022
Off-system sales	$(759)	$426
Storage	1,726	4,732
Capacity release	31	190
Total increase	$998	$5,348

The increase in BGSS incentive programs during the three and nine months ended June 30, 2023, compared with the three and nine months ended June 30, 2022, was due primarily to increased margins from the acceleration of storage incentives.

Operation and Maintenance Expense

O&M expense increased $6.7 million during the three months ended June 30, 2023, compared with the three months ended June 30, 2022, due primarily to increased employee related costs. O&M expense increased $25.5 million during the nine months ended June 30, 2023, compared with the nine months ended June 30, 2022, due primarily to the deferral of $10.7 million in pandemic related costs in accordance with the July 2, 2020 BPU deferral order in December 2021 that did not reoccur along with increased employee related costs.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Depreciation Expense

Depreciation expense increased $1.9 million and $5.8 million during the three and nine months ended June 30, 2023, compared with the three and nine months ended June 30, 2022, respectively, as a result of additional utility plant being placed into service.

Interest Expense

Interest expense increased $1.8 million and $7.6 million during the three and nine months ended June 30, 2023, compared with the three and nine months ended June 30, 2022, respectively, due primarily to increased outstanding long-term debt.

Other Income

Other income increased $1.5 million and $4.4 million during the three and nine months ended June 30, 2023, compared with the three and nine months ended June 30, 2022, respectively, due primarily to increased AFUDC equity.

Income Tax Provision

Income tax provision decreased $1.3 million and $5.9 million during the three and nine months ended June 30, 2023, compared with the three and nine months ended June 30, 2022, respectively, due to lower income before income taxes.

Net Income

Net income decreased $1.8 million during the three months ended June 30, 2023, compared with the three months ended June 30, 2022, due primarily to higher O&M, depreciation and interest expenses, partially offset by higher Utility Gross Margin, increased other income and lower income taxes as previously discussed. Net income remained relatively flat during the nine months ended June 30, 2023, compared with the nine months ended June 30, 2022.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Solar projects placed in service and related expenditures are as follows:

	Three Months Ended
	June 30,
($ in Thousands)	2023			2022
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected (1)	—	—	$(539)	—	—	$—
Net-metered:
Commercial (1)	—	—	1,406	—	—	—
Sunlight Advantage®	86	1.0	3,502	82	0.9	2,410
Total placed in service	86	1.0	$4,369	82	0.9	$2,410

	Nine Months Ended
	June 30,
($ in Thousands)	2023			2022
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected (1)	3	35.7	$89,613	1	1.0	$3,102
Net-metered:
Commercial (1)	3	15.5	37,895	—	—	—
Sunlight Advantage®	235	2.8	9,111	249	2.8	8,107
Total placed in service	241	54.0	$136,619	250	3.8	$11,209
(1)Includes projects subject to sale leaseback arrangements.

On July 17, 2023, CEV acquired two operating solar assets totaling 20.7 MW for approximately $14.1 million.

Clean Energy Ventures has approximately 440.6 MW of solar capacity in service. Projects that were placed in service through December 31, 2019, qualified for a 30 percent federal ITC. The credit declined to 26 percent for property under construction during 2020. In December 2020, the 26 percent federal ITC was extended through the end of 2022. Following the signing of the Inflation Reduction Act into law in August 2022, the federal ITC was restored to 30 percent through the end of 2032. There are opportunities to increase the credit amount up to an additional 20 percent for certain facilities that are placed in service after December 31, 2022, based upon the type of project and location. ITC-eligible projects placed in service prior to the enactment of the Inflation Reduction Act are not impacted by the change.

Clean Energy Ventures may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. The Company will continue to operate the solar assets and are responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first 5 years of in-service life, Clean Energy Ventures recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. Clean Energy Ventures received proceeds of $101.8 million and $163.6 million during the three and nine months ended June 30, 2023, respectively, and $3.3 million during the nine months ended June 30, 2022, in connection with sale leasebacks of commercial solar assets. There were no solar sale leasebacks during the three months ended June 30, 2022.

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

REC activity consisted of the following:	Nine Months Ended
	June 30,
	2023			2022
	SRECs	SREC IIs	TRECs	SRECs	TRECs
Inventory balance as of October 1,	116,005	247	10,759	108,104	6,944
RECs generated	292,753	5,803	52,013	278,681	25,471
RECs delivered	(48,871)	(2,360)	(43,154)	(38,773)	(22,182)
Inventory balance as of June 30,	359,887	3,690	19,618	348,012	10,233

The average SREC sales price was $211 and $202 during the nine months ended June 30, 2023 and 2022, respectively, the average TREC price was $141 and $138 during the nine months ended June 30, 2023 and 2022, respectively, and the average SREC II price was $91 during the nine months ended June 30, 2023.

Clean Energy Ventures hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory of SRECs related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2023	94%
2024	100%
2025	89%
2026	71%
2027	17%
(1)Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of RECs by our solar assets. All related costs are included as a component of O&M expenses on the Unaudited Condensed Consolidated Statements of Operations, including such expenses as facility maintenance and broker fees.

Operating Results

Clean Energy Ventures’ financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2023	2022	2023	2022
Operating revenues	$13,178	$13,795	$40,376	$35,805
Operating expenses
Operation and maintenance	9,850	9,646	30,330	27,780
Depreciation and amortization	6,672	5,358	18,713	15,902
Total operating expenses	16,522	15,004	49,043	43,682
Operating loss	(3,344)	(1,209)	(8,667)	(7,877)
Other income, net	222	95	953	275
Interest expense, net	7,848	5,510	21,059	16,332
Income tax benefit	(18,237)	(1,526)	(23,079)	(5,524)
Net income (loss)	$7,267	$(5,098)	$(5,694)	$(18,410)

Operating Revenues

Operating revenues decreased $617,000 during the three months ended June 30, 2023, compared with the three months ended June 30, 2022, due primarily to decreased electricity sales related to lower average electricity prices. Operating revenues increased $4.6 million during the nine months ended June 30, 2023, compared with the nine months ended June 30, 2022, due primarily to increased REC sales.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operation and Maintenance Expense

O&M expense remained relatively flat during the three months ended June 30, 2023, compared with the three months ended June 30, 2022. O&M expense increased $2.6 million during the nine months ended June 30, 2023, compared with the nine months ended June 30, 2022, due primarily to higher operating expenses.

Income Tax Benefit

Income tax benefit increased $16.7 million and $17.6 million during the three and nine months ended June 30, 2023, compared with the three and nine months ended June 30, 2022, respectively, due to the reversal of a valuation allowance for certain deferred tax assets during June 2023.

Net Income (Loss)

Net income increased $12.4 million during the three months ended June 30, 2023, compared with the three months ended June 30, 2022, due to the reversal of a valuation allowance for certain deferred tax assets during June 2023. Net loss decreased $12.7 million during the nine months ended June 30, 2023, compared with the nine months ended June 30, 2022, due to the reversal of a valuation allowance, as previously discussed.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
During December 2020, Energy Services entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and Energy Services may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500 million, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced on November 1, 2021. NJR will receive a total of approximately $260 million in cash from fiscal 2022 through fiscal 2024 and $34 million per year from fiscal 2025 through fiscal 2031 under the agreements. Energy Services recognized operating revenue of $9.5 million and $39.0 million during the three and nine months ended June 30, 2023, respectively, and $10.3 million and $42.7 million during the three and nine months ended June 30, 2022, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $68.2 million and $33.8 million as of June 30, 2023 and September 30, 2022, respectively, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

Operating Results

Energy Services’ financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2023	2022	2023	2022
Operating revenues (1)	$70,172	$307,815	$588,684	$1,089,704
Operating expenses
Natural gas purchases (including demand charges (2)(3))	76,599	290,767	471,000	980,600
Operation and maintenance	3,699	6,181	13,144	14,531
Depreciation and amortization	51	34	170	94
Total operating expenses	80,349	296,982	484,314	995,225
Operating (loss) income	(10,177)	10,833	104,370	94,479
Other income, net	374	121	1,221	373
Interest expense, net	2,467	1,115	8,274	2,585
Income tax (benefit) provision	(2,934)	2,338	23,046	22,053
Net (loss) income	$(9,336)	$7,501	$74,271	$70,214
(1)Includes related party transactions of approximately $630,000 and $9.2 million during the three and nine months ended June 30, 2023, respectively, and $1.4 million and $3.6 million for the three and nine months ended June 30, 2022, respectively, which are eliminated in consolidation.
(2)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to ten years.
(3)Includes related party transactions of approximately $232,000 and $705,000 during the three and nine months ended June 30, 2023, respectively, and $257,000 and $752,000 during the three and nine months ended June 30, 2022, respectively, a portion of which is eliminated in consolidation.

Energy Services' portfolio of financial derivative instruments are composed of:

	Nine Months Ended
	June 30,
(in Bcf)	2023	2022
Net short futures and swaps contracts	14.2	5.2

During the nine months ended June 30, 2023 and 2022, the net short position resulted in an unrealized gain of $15.6 million and $6.2 million, respectively.

Operating Revenues and Natural Gas Purchases

Operating revenues decreased $237.6 million and natural gas purchases decreased $214.2 million during the three months ended June 30, 2023, compared with the three months ended June 30, 2022, due primarily to decrease in natural gas prices of 70.7 percent. Operating revenues decreased $501.0 million and natural gas purchases decreased $509.6 million during the nine months ended June 30, 2023, compared with the nine months ended June 30, 2022, due to decreased natural gas prices of 34.0 percent, partially offset by periods of volatility in natural gas prices during the first two quarters of fiscal 2023.

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

Operation and Maintenance Expense

O&M expense decreased $2.5 million during the three months ended June 30, 2023, compared with the three months ended June 30, 2022, due primarily to decreased compensation due to the timing of the change in incentive accruals related to outsized performance during the first quarter of fiscal 2023. O&M expense decreased $1.4 million during the nine months ended June 30, 2023, compared to the nine months ended June 30, 2022, due primarily to a reduction in the reserve for bad debt.

Interest Expense

Interest expense increased $1.4 million and $5.7 million during the three and nine months ended June 30, 2023, compared with the three and nine months ended June 30, 2022, respectively, due primarily to increased borrowings and higher interest rates.

Net (Loss) Income

Net loss increased $16.8 million during the three months ended June 30, 2023, compared with the three months ended June 30, 2022, due primarily to the operating loss related to decreased operating revenue along with higher interest expense, partially offset by an income tax benefit related to the operating loss. Net income increased $4.1 million during the nine months ended June 30, 2023, compared with the nine months ended June 30, 2022, respectively, due primarily to higher operating income, partially offset by interest expense, as previously discussed.
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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Financial Margin

A reconciliation of gross margin, the closest GAAP financial measure, to Energy Services' Financial Margin is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2023	2022	2023	2022
Operating revenues (1)	$70,172	$307,815	$588,684	$1,089,704
Less:
Natural gas purchases	76,599	290,767	471,000	980,600
Operation and maintenance (2)	3,244	5,617	14,366	12,864
Depreciation and amortization	51	34	170	94
Gross margin	(9,722)	11,397	103,148	96,146
Add:
Operation and maintenance (2)	3,244	5,617	14,366	12,864
Depreciation and amortization	51	34	170	94
Unrealized gain on derivative instruments and related transactions	(13,601)	(16,470)	(39,692)	(61,671)
Effects of economic hedging related to natural gas inventory (3)	24,116	428	36,885	25,160
Financial Margin	$4,088	$1,006	$114,877	$72,593
(1)Includes unrealized losses (gains) related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $630,000 and $9.2 million during the three and nine months ended June 30, 2023, respectively, and $(1.4) million and $3.6 million during the three and nine months ended June 30, 2022, respectively.
(2)Excludes selling, general and administrative expenses of approximately $455,000 and $(1.2) million during the three and nine months ended June 30, 2023, respectively, and $564,000 and $1.7 million during the three and nine months ended June 30, 2022, respectively.
(3)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

Financial Margin increased $3.1 million during the three months ended June 30, 2023, compared with the three months ended June 30, 2022, due primarily to decreased O&M as previously discussed. Financial Margin increased $42.3 million during the nine months ended June 30, 2023, compared with the nine months ended June 30, 2022, due primarily to higher natural gas price volatility in December 2022 and February 2023, as a result of cold weather in regions where Energy Services had contracted rights to transportation and storage assets.

Net Financial Earnings

A reconciliation of Energy Services' net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2023	2022	2023	2022
Net (loss) income	$(9,336)	$7,501	$74,271	$70,214
Add:
Unrealized gain on derivative instruments and related transactions	(13,601)	(16,470)	(39,692)	(61,671)
Tax effect (1)	3,232	3,914	9,433	14,667
Effects of economic hedging related to natural gas inventory	24,116	428	36,885	25,160
Tax effect	(5,731)	(102)	(8,766)	(5,979)
Net income to NFE tax adjustment	(284)	(274)	(77)	113
Net financial (loss) earnings	$(1,604)	$(5,003)	$72,054	$42,504
(1)Includes taxes related to an intercompany transaction between NJNG and Energy Services that have been eliminated in consolidation of approximately $149,000 and $(2.2) million during the three and nine months ended June 30, 2023, respectively, and $339,000 and $859,000 during the three and nine months ended June 30, 2022, respectively.

NFE increased $3.4 million during the three months ended June 30, 2023, compared with the three months ended June 30, 2022, due primarily to higher Financial Margin, as previously discussed. NFE increased $29.6 million during the nine months ended June 30, 2023, compared with the nine months ended June 30, 2022, due primarily to higher Financial Margin, partially offset by higher interest expenses, as previously discussed.

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

Storage and Transportation has a 50 percent ownership interest in Steckman Ridge, a storage facility that operates under market-based rates. As of June 30, 2023, our investment in Steckman Ridge was $104.4 million.

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

On December 16, 2021, the FERC dismissed PennEast’s pending applications. The order vacated the certificate authorization for the PennEast pipeline project in light of PennEast’s response to FERC staff’s November 23, 2021 request for a status update, in which PennEast informed the Commission it is no longer developing the project.

During fiscal 2022, the PennEast board of managers approved cash distributions to members of the partnership following the sale of certain project-related assets and refunds of interconnection fees received from interstate pipelines. The return of capital received by the Company, which totaled $11.0 million, reduced the remaining carrying value of its equity method investment in PennEast to zero, with the excess recorded in equity in earnings of affiliates in the Consolidated Statements of Operations. On February 15, 2023 and June 20, 2023, we received additional capital distributions of $200,000 and $100,000, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

The financial results of Storage and Transportation are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2023	2022	2023	2022
Operating revenues (1)	$22,201	$16,390	$69,926	$41,875
Operating expenses
Natural gas purchases	205	987	1,387	2,028
Operation and maintenance	8,687	7,840	23,951	22,524
Depreciation and amortization	6,102	3,323	18,064	8,027
Total operating expenses	14,994	12,150	43,402	32,579
Operating income	7,207	4,240	26,524	9,296
Other income, net	1,815	1,882	4,829	7,141
Interest expense, net	6,430	3,177	19,265	7,160
Income tax provision	535	1,675	3,074	2,732
Equity in earnings of affiliates	377	5,274	2,263	7,586
Net income	$2,434	$6,544	$11,277	$14,131
(1)Includes related party transactions of approximately $766,000 and $3.5 million during the three and nine months ended June 30, 2023, respectively, and $611,000 and $1.7 million during the three and nine months ended June 30, 2022, respectively, which are eliminated in consolidation.

Operating Revenues

Operating revenues increased $5.8 million and $28.1 million during the three and nine months ended June 30, 2023, compared with the three and nine months ended June 30, 2022, respectively, due primarily to increased fixed price contract revenue for Adelphia Gateway and increased hub services at Leaf River.

Depreciation Expense

Depreciation expense increased $2.8 million and $10.0 million during the three and nine months ended June 30, 2023, compared with the three and nine months ended June 30, 2022, respectively, due primarily to the southern portion of the Adelphia Gateway project, which was placed in service in September 2022.

Other Income, Net

Other income remained relatively flat during the three months ended June 30, 2023, compared with the three months ended June 30, 2022. Other income decreased $2.3 million during the nine months ended June 30, 2023, compared with the nine months ended June 30, 2022, due primarily to decreased AFUDC equity related to the Adelphia Gateway project.

Interest Expense

Interest expense increased $3.3 million and $12.1 million during the three and nine months ended June 30, 2023, compared with the three and nine months ended June 30, 2022, respectively, due primarily to increased borrowings and higher interest rates.

Net Income

Net income decreased $4.1 million during the three months ended June 30, 2023, compared with the three months ended June 30, 2022, due primarily to increased depreciation and interest expenses along with decreased other income, partially offset by increased revenue, as previously discussed. Net income decreased $2.9 million during the nine months ended June 30, 2023, compared with the nine months ended June 30, 2022, due primarily to increased interest expense and decreased other income, as previously discussed, partially offset by increased operating revenue.

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

A reconciliation of Storage and Transportations' net income, the most directly comparable GAAP financial measure to NFE, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2023	2022	2023	2022
Net income	$2,434	$6,544	$11,277	$14,131
Add:
Gain on equity method investment	(100)	(4,021)	(300)	(4,021)
Tax effect	24	1,003	74	1,003
Net financial earnings	$2,358	$3,526	$11,051	$11,113

NFE decreased $1.2 million during the three months ended June 30, 2023, compared with the three months ended June 30, 2022, due primarily to increased depreciation and interest expenses along with decreased other income, partially offset by increased revenue, as previously discussed. NFE remained relatively flat during the nine months ended June 30, 2023, compared with the nine months ended June 30, 2022.
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

Operating Results

The condensed financial results of Home Services and Other are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2023	2022	2023	2022
Operating revenues	$14,955	$14,220	$42,669	$41,393

Income before income taxes	$952	$395	$2,441	$1,795
Income tax provision	429	180	1,134	682
Net income	$523	$215	$1,307	$1,113

Operating Revenues

Operating revenues increased $735,000 and $1.3 million during the three and nine months ended June 30, 2023, compared with the three and nine months ended June 30, 2022, respectively, due primarily to increased installation and service contract revenue.

Net Income

Net income increased $308,000 and $194,000 during the three and nine months ended June 30, 2023, compared with the three and nine months ended June 30, 2022, respectively, due primarily to increased operating income, as previously discussed, along with decreased pension costs, partially offset by increased income taxes related to the higher operating income.

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

Our consolidated capital structure was as follows:

	June 30, 2023	September 30, 2022
Common stock equity	40%	38%
Long-term debt	54	52
Short-term debt	6	10
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $3.8 million and $11.4 million of equity through the DRP during the three and nine months ended June 30, 2023, respectively, and $3.6 million and $11.1 million during the three and nine months ended June 30, 2022, respectively. We raised approximately $24.9 million and $42.8 million of equity by issuing approximately 519,000 and 887,000 shares through the waiver discount feature of the DRP during the three and nine months ended June 30, 2023, respectively. There were no shares issued through the waiver discount feature during the three and nine months ended June 30, 2022.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5 million shares of common stock for repurchase. As of June 30, 2023, we had repurchased a total of approximately 17.8 million of those shares and may repurchase an additional 1.7 million shares under the approved program. There were no shares repurchased during the three and nine months ended June 30, 2023 and 2022.

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

We believe that as of June 30, 2023, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of June 30, 2023, NJR had a revolving credit facility totaling $650 million, with $510.3 million available under the facility.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250 million NJNG Credit Facility. As of June 30, 2023, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $238.6 million.

Short-term borrowings were as follows:

	Three Months Ended	Nine Months Ended
(Thousands)	June 30, 2023
NJR
Notes Payable to banks:
Balance at end of period	$134,525	$134,525
Weighted average interest rate at end of period	6.31%	6.31%
Average balance for the period	$151,991	$274,993
Weighted average interest rate for average balance	6.18%	5.55%
Month end maximum for the period	$150,000	$465,000
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$10,700	$10,700
Weighted average interest rate at end of period	5.25%	5.25%
Average balance for the period	$7,493	$45,211
Weighted average interest rate for average balance	5.25%	4.56%
Month end maximum for the period	$10,700	$111,800

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

As of June 30, 2023, NJR had seven letters of credit outstanding totaling $5.2 million, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Based on its average borrowings during fiscal 2023, NJR’s average interest rate was 5.55 percent, resulting in interest expense of approximately $11.1 million. Based on average borrowings of $275.0 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $2.1 million during fiscal 2023.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility or term loan credit agreement.

NJNG

During fiscal 2021, NJNG entered into a Second Amended and Restated Credit Agreement governing a $250 million NJNG Credit Facility, which was to expire on September 2, 2026. The NJNG Credit Facility is subject to two mutual options for a one-year extension beyond that date and permits the borrowing of revolving loans and swingline loans, as well as a $30 million sublimit for the issuance of letters of credit. The NJNG Credit Facility also includes an accordion feature, which would allow NJNG, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJNG Credit Facility in minimum increments of $50 million up to a maximum of $100 million. On August 30, 2022, NJNG entered into a First Amendment to the Second Amended and Restated Credit Agreement to extend the maturity date of the facility to September 2, 2027 and moved to SOFR as the benchmark rate, replacing the existing LIBOR.

As of June 30, 2023, NJNG had two letters of credit outstanding for $731,000, which reduced the amount available under the NJNG Credit Facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during fiscal 2023, NJNG’s average interest rate was 4.56 percent, resulting in interest expense of $1.1 million. Based on average borrowings of $45.2 million during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $260,000 during fiscal 2023.

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

Long-Term Debt

NJR

As of June 30, 2023, NJR had the following outstanding:
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

NJNG

As of June 30, 2023, NJNG's long-term debt consisted of $1.4 billion in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2061, and $24.6 million in finance leases with various maturities ranging from 2024 to 2028.

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

Sale Leaseback

NJNG

NJNG received $8.4 million and $17.3 million during the nine months ended June 30, 2023 and 2022, in connection with the sale leaseback of its natural gas meters. NJNG records a financing obligation that is paid over the term of the lease and has the option to purchase the meters back at fair value upon expiration. Natural gas meters are excepted from the lien on NJNG property under the Mortgage Indenture.

Clean Energy Ventures

Clean Energy Ventures enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are considered failed sale leasebacks for accounting purposes and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that Clean Energy Ventures is compensated for the transfer of the related tax incentives. Clean Energy Ventures continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the nine months ended June 30, 2023 and 2022, Clean Energy Ventures received proceeds of $163.6 million and $3.3 million, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

Contractual Obligations and Capital Expenditures

As of June 30, 2023, there were NJR guarantees covering approximately $177.4 million of natural gas purchases and Energy Services demand fee commitments and nine outstanding letters of credit totaling $5.9 million, as previously mentioned, not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NJNG's total capital expenditures are projected to be between $362 million and $388 million during fiscal 2023. Total capital expenditures spent or accrued during the nine months ended June 30, 2023, were $274.9 million. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of June 30, 2023, NJNG's future MGP expenditures are estimated to be $123.1 million. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

During the nine months ended June 30, 2023, our Storage and Transportation segment had capital expenditures spent or accrued for the Adelphia Gateway project totaling $15.6 million and capital expenditures spent or accrued for Leaf River totaling $5.7 million. During fiscal 2023, we expect expenditures related to the Adelphia Gateway project to be between $12 million and $16 million and expenditures related to Leaf River to be between $23 million and $27 million.

During the nine months ended June 30, 2023, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were $73.4 million. Clean Energy Ventures' expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, Clean Energy Ventures enters into agreements to install solar equipment involving both residential and commercial projects. We estimate solar-related capital expenditures during fiscal 2023 to be between $100 million and $150 million.

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

During December 2020, Energy Services entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and Energy Services may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500 million, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced on November 1, 2021. NJR will receive approximately $260 million in cash from fiscal 2022 through fiscal 2024 and $34 million per year from fiscal 2025 through fiscal 2031 under the agreements. During the nine months ended June 30, 2023, Energy Services recognized $39.0 million of operating revenue on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $68.2 million as of June 30, 2023, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

Cash Flows

Operating Activities

Cash flows from operating activities during the nine months ended June 30, 2023, totaled $387.9 million, compared with $235.9 million during the nine months ended June 30, 2022. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Cash flows from operating activities increased $152.0 million during the nine months ended June 30, 2023, compared with the nine months ended June 30, 2022, due primarily to decreased working capital requirements related to the decline in natural gas prices.

Investing Activities

Cash flows used in investing activities totaled $378.2 million during the nine months ended June 30, 2023, compared with $434.9 million during the nine months ended June 30, 2022. The decrease of $56.7 million was due primarily to lower capital expenditures for Storage and Transportation related to the conversion of the southern portion of Adelphia Gateway's pipeline to natural gas, which was placed into service during September 2022, partially offset by increased utility plant expenditures.

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

Cash flows (used in) from financing activities totaled $(10.2) million during the nine months ended June 30, 2023, compared with $221.0 million during the nine months ended June 30, 2022. The increase in the use of cash of $231.2 million is due primarily to the repayment of the term loan of $150.0 million that was borrowed during fiscal 2022, decreased long-term debt borrowings of $135.0 million and a decrease in proceeds from meter sale leasebacks of $8.9 million, partially offset by an increase in proceeds of $160.3 million from solar sale leasebacks, $42.8 million from the waiver discount issuance of common stock and a decrease in payments of short-term debt of $28.2 million.

Credit Ratings

The table below summarizes NJNG's credit ratings as of June 30, 2023, issued by two rating entities, Moody's and Fitch:

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2022	in Fair Market Value	Amounts Settled	June 30, 2023
Natural Gas Distribution	$(6,196)	(10,564)	(23,286)	$6,526
Energy Services	(6,686)	81,176	58,912	15,578
Total	$(12,882)	70,612	35,626	$22,104

There were no changes in methods of valuations during the nine months ended June 30, 2023.

The following is a summary of fair market value of financial derivatives as of June 30, 2023, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2023	2024	2025 - 2027	After 2027	Total Fair Value
Price based on ICE	219	21,259	626	—	22,104
Total	$219	21,259	626	—	$22,104

The following is a summary of financial derivatives by type as of June 30, 2023:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
Natural Gas Distribution	Futures	26.0	$1.20 - $6.17	$6,526
Energy Services	Futures	(14.2)	$1.08 - $7.15	15,578
Total				$22,104
(1)    Million British thermal units

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2022	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2023
Natural Gas Distribution - Prices based on other external data	$241	(20,049)	(19,864)	$56
Energy Services - Prices based on other external data	(20,379)	12,735	11,345	(18,989)
Total	$(20,138)	(7,314)	(8,519)	$(18,933)

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10 percent movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $4.6 million. This analysis does not include potential changes to reported credit adjustments embedded in the $10.8 million reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(2,317)	$(4,634)	$(6,951)	$(9,268)
Ending derivative fair value	$10,775	$8,458	$6,141	$3,824	$1,507

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$2,317	$4,634	$6,951	$9,268
Ending derivative fair value	$10,775	$13,092	$15,409	$17,726	$20,043

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of June 30, 2023. Gross credit exposure for Energy Services is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for Storage and Transportation is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

Energy Services', Clean Energy Ventures' and Storage and Transportation's counterparty credit exposure as of June 30, 2023, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$93,460	$90,601
Noninvestment grade	3,260	558
Internally rated investment grade	16,094	15,921
Internally rated noninvestment grade	21,513	18,545
Total	$134,327	$125,625

NJNG's counterparty credit exposure as of June 30, 2023, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$11,441	$11,237
Noninvestment grade	43	—
Internally rated investment grade	35	18
Internally rated noninvestment grade	26	14
Total	$11,545	$11,269

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2022, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended June 30, 2023, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended June 30, 2023:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
04/01/23 - 04/30/23	—	—	—	1,685,053
05/01/23 - 05/31/23	—	—	—	1,685,053
06/01/23 - 06/30/23	—	—	—	1,685,053
Total	—	—	—	1,685,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of June 30, 2023, included 19.5 million shares of common stock for repurchase, of which, approximately 1.7 million shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

New Jersey Resources Corporation
Part II
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Bylaws of New Jersey Resources Corporation, as amended and restated on July 12, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed on July 13, 2022)

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended June 30, 2023, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	August 3, 2023
By:/s/ Stephen M. Skrocki
Stephen M. Skrocki
Corporate Controller (Principal Accounting Officer)