Form 10-K
period 2023-09-30
NEW JERSEY RESOURCES CORP
filed 2023-11-21
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.              ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                           ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).              ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes       ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates was $5,138,493,161 based on the closing price of $53.20 per share on March 31, 2023, as reported on the New York Stock Exchange.

The number of shares outstanding of $2.50 par value common stock as of November 17, 2023 was 97,707,564.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareowners (Proxy Statement) to be held on January 24, 2024, are incorporated by reference into Part I and Part III of this report.

New Jersey Resources Corporation

TABLE OF CONTENTS
i

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS

Adelphia	Adelphia Gateway, LLC
AFUDC	Allowance for Funds Used During Construction
AMA	Asset Management Agreement
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B	Billion
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CIP	Conservation Incentive Program
Clean Energy Ventures or CEV	Clean Energy Ventures segment
CME	Chicago Mercantile Exchange
COVID-19	Novel coronavirus disease
CR&R	Commercial Realty & Resources Corp.
CSI	Competitive Solar Incentive
Degree-day	The measure of the variation in the weather based on the extent to which the average daily temperature falls below 65 degrees Fahrenheit
DEI	Diversity, equity and inclusion
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
Dths	Dekatherms
EDECA	Electric Discount and Energy Competition Act
EE	Energy Efficiency
EMP	New Jersey Energy Master Plan
Energy Services or ES	Energy Services segment
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Financial Margin
A non-GAAP financial measure, which represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes certain operations and maintenance expense and depreciation and amortization, as well as any accounting impact from the change in the fair value of certain derivative instruments

Fitch	Fitch Ratings Company
FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles of the United States
GWRA	Global Warming Response Act of 2007
HCCTR	Health Care Cost Trend Rate
Home Services and Other or HSO	Home Services and Other Operations
ICE	Intercontinental Exchange
IIP	Infrastructure Investment Program
Inflation Reduction Act	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
LDCC	Leadership Development and Compensation Committee
Leaf River	Leaf River Energy Center LLC
LNG	Liquefied Natural Gas
M	Million
MGP	Manufactured Gas Plant
MMBtu	Million British Thermal Units
Moody’s	Moody’s Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014, as amended
MW	Megawatts

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
NAV	Net Asset Value
NFE	Net Financial Earnings
NJ RISE	New Jersey Reinvestment in System Enhancement
NJCEP	New Jersey’s Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company or our Natural Gas Distribution segment
NJNG Credit Facility	The $250M unsecured committed credit facility expiring in September 2027
NJR Credit Facility	The $650M unsecured committed credit facility expiring in September 2027
NJR or The Company	New Jersey Resources Corporation
NJR Retail	NJR Retail Company
NJRCEV	NJR Clean Energy Ventures Corporation
NJRES	NJR Energy Services Company, LLC
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with GAAP
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
OASDI	Old Age, Survivors and Disability Insurance tax
OCI	Other Comprehensive Income
O&M	Operations and Maintenance
OPEB	Other Postemployment Benefit Plans
PBO	Projected Benefit Obligation
PennEast	PennEast Pipeline Company, LLC
PEP	Pension Equalization Plan
PIM	Pipeline Integrity Management
PPA	Power Purchase Agreement
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
SAFE II	Safety Acceleration and Facility Enhancement Program, Phase II
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SAVEGREEN	The SAVEGREEN Project®
Savings Plan	Employees’ Retirement Savings Plan
SBC	Societal Benefits Charge
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
SREC	Solar Renewable Energy Certificate
SRL	Southern Reliability Link
S&P	Standard & Poor’s Financial Services, LLC
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Storage and Transportation or S&T	Storage and Transportation segment
TETCO	Texas Eastern Transmission
TREC	Transition Renewable Energy Certificate
Trustee	U.S. Bank National Association
TSR	Total Shareholder Return
U.S.	The United States of America
Union	International Brotherhood of Electrical Workers Local 1820
USF	Universal Service Fund
Utility Gross Margin	A non-GAAP financial measure, which represents operating revenues less natural gas purchases, sales tax, and regulatory rider expense, and excludes certain operations and maintenance expense and depreciation and amortization

New Jersey Resources Corporation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations, assumptions and beliefs presented in Part I, Item 1. Business and Item 3. Legal Proceedings, and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and in the notes to the financial statements, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “anticipate,” “estimate,” “may,” “could,” “might,” “intend,” “expect,” “believe,” “will,” “plan,” “should” or comparable terminology and are made based upon management’s current expectations, assumptions and beliefs as of this date concerning future developments and their potential effect on us. There can be no assurance that future developments will be in accordance with management’s expectations, assumptions or beliefs, or that the effect of future developments on us will be those anticipated by management.

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, RECs, future rate case proceedings, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2024 and thereafter include many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors, as well as the following, which are neither presented in order of importance nor weighted:

•our ability to obtain governmental and regulatory approvals, permits, certificates, land-use rights, electric grid connection (in the case of clean energy projects) and/or financing for the construction, development and operation of our unregulated energy investments, pipeline transportation systems and NJNG and S&T infrastructure projects, in a timely manner;
•our ability to address concerns over long-term climate change;
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
•risks associated with our pipeline of projects and timely completion of such projects
•commercial and wholesale credit risks, including the availability of creditworthy customers and counterparties, and liquidity in the wholesale energy trading market;
•volatility of natural gas and other commodity prices and their impact on NJNG customer usage, NJNG’s BGSS incentive programs, ES operations and our risk management efforts;
•the performance of our subsidiaries;
•access to adequate supplies of natural gas and dependence on third-party S&T facilities for natural gas supply;
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
•the impact of events causing volatility in the equity and credit markets on our access to capital, including natural disasters, pandemic illness and other extreme events and risks, political and economic disruption and uncertainty related to Russia’s military invasion of Ukraine, the Israel-Hamas War, and the international community’s responses;
•risks of prolonged constriction of credit availability in the markets and our ability to secure short-term financing;
•our ability to comply with debt covenants;
•the results of legal or administrative proceedings with respect to claims, rates, environmental issues, natural gas cost prudence reviews and other matters;
•risks related to cyberattacks, including ransomware, terrorism, other malicious acts against, or failure of, information technology systems;
•the impact to the asset values and resulting higher costs and funding obligations of our pension and postemployment benefit plans as a result of potential downturns in the financial markets, including, but not limited to, inflationary pressures, recessionary pressures, or rising interest rates, and/or reductions in bond yields;
•accounting effects and other risks associated with hedging activities and use of derivatives contracts;
•our ability to optimize our physical assets;
•weather and economic conditions, including those changes in weather and weather patterns that could be attributable to climate change;
•the costs of compliance with present and future environmental laws, potential climate change-related legislation or any legislation resulting from the 2019 New Jersey Energy Master Plan, as well as future executive orders and the outcomes of regulatory proceedings concerning natural gas;
•uncertainties related to litigation, regulatory, administrative or environmental proceedings;
•changes to tax laws and regulations, including our ability to optimize those changes brought about by the passage of the Inflation Reduction Act;
•any potential need to record a valuation allowance for our deferred tax assets;
•the delay or prevention of a favorable transaction due to changes in control provisions or laws;
•risks related to our employee workforce and succession planning;
•risks associated with the management of our joint ventures and partnerships; and
•risks associated with keeping pace with technological change, including, but not limited to, cloud computing and generative artificial intelligence.

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

Our primary subsidiaries include the following:

New Jersey Natural Gas Company provides regulated natural gas utility service to approximately 576,000 residential and commercial customers throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey and participates in the off-system sales and capacity release markets. NJNG, a local natural gas distribution company, is regulated by the BPU and comprises the Company’s Natural Gas Distribution segment.

NJR Clean Energy Ventures Corporation includes the results of operations and assets related to the Company’s unregulated capital investments in clean energy projects, including commercial and residential solar projects. NJRCEV comprises the Company’s Clean Energy Ventures segment.

NJR Energy Services Company, LLC maintains and transacts around a portfolio of physical assets consisting of natural gas transportation and storage contracts in the U.S. and Canada. NJRES also provides unregulated wholesale energy management services to other energy companies and natural gas producers. NJRES comprises our Energy Services segment.

NJR Midstream Holdings Corporation, which comprises the Storage and Transportation segment, invests in energy-related ventures through its subsidiaries: NJR Midstream Company, which includes our wholly-owned subsidiaries of Leaf River, located in southeastern Mississippi, and Adelphia, located in eastern Pennsylvania, which are subject to FERC regulation, along with our 20% ownership interest in PennEast, which ceased operations in fiscal 2022; and NJR Steckman Ridge Storage Company, which holds our 50% combined ownership interest in Steckman Ridge, located in Pennsylvania.

See Note 7. Investments in Equity Investees for more information on Steckman Ridge and PennEast.

NJR Home Services Company provides heating, ventilation and cooling service, sales and installation of appliances to approximately 101,500 service contract customers, as well as solar installation projects, and is the primary contributor to Home Services and Other operations.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)

REPORTING SEGMENTS
We operate within four reporting segments: Natural Gas Distribution, Clean Energy Ventures, Energy Services and Storage and Transportation.

NJNG consists of regulated natural gas services, off-system sales, capacity and storage management operations. ES consists of unregulated wholesale and retail energy operations, as well as energy management services. CEV consists of capital investments in clean energy projects. S&T consists of operations and investments in the natural gas storage and transportation market, such as natural gas storage and transportation facilities.

Net income by reporting segment and other business operations for the fiscal years ended September 30, are as follows:
S&T incurred a net loss of $67.8M during fiscal 2021, which is not shown clearly in the above graph.

Assets composition by reporting segment and other business operations at September 30, are as follows:

2023	2022

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
Management uses NFE, a non-GAAP financial measure, when evaluating its operating results. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses to effectively match the earnings effects of the economic hedges with the physical sale of natural gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. ES economically hedges its natural gas inventory with financial derivative instruments and calculates the related tax effect based on the statutory rate. NFE also excludes certain transactions associated with equity method investments, including impairment charges, which are non-cash charges, and return of capital in excess of the carrying value of our investment. These are considered unusual in nature and occur infrequently and are not indicative of the Company’s performance for its ongoing operations. Included in the tax effects are current and deferred income tax expense corresponding with the components of NFE.

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP, and should be considered in addition to, and not as a substitute for, the comparable GAAP measure. The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE for the fiscal years ended September 30:

(Thousands)	2023	2022	2021
Net income	$264,724	$274,922	$117,890
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(38,081)	(59,906)	54,203
Tax effect	9,050	14,248	(12,887)
Effects of economic hedging related to natural gas inventory	34,699	19,939	(42,405)
Tax effect	(8,246)	(4,738)	10,078
(Gain on) impairment of equity method investment	(300)	(5,521)	92,000
Tax effect	(19)	1,377	(11,167)
NFE	$261,827	$240,321	$207,712
Basic earnings per share	$2.73	$2.86	$1.23
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(0.39)	(0.62)	0.56
Tax effect	0.09	0.15	(0.13)
Effects of economic hedging related to natural gas inventory	0.36	0.21	(0.44)
Tax effect	(0.09)	(0.05)	0.10
(Gain on) impairment of equity method investment	—	(0.06)	0.96
Tax effect	—	0.01	(0.12)
Basic NFE per share	$2.70	$2.50	$2.16

NFE by reporting segment and other business operations for the fiscal years ended September 30, are as follows:

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
Natural Gas Distribution

General

NJNG consists of regulated utility operations that provide natural gas service to approximately 576,000 customers. NJNG’s service territory includes Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey. It encompasses 1,516 square miles, covering 110 municipalities with an estimated population of 1.5 million people. It is primarily suburban, highlighted by approximately 100 miles of New Jersey coastline. It is in close proximity to New York City, Philadelphia and the metropolitan areas of northern New Jersey, and is accessible through a network of major roadways and mass transportation.

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

Operating Revenues/Throughput

For the fiscal years ended September 30, operating revenues and throughput by customer class for NJNG are as follows:

	2023		2022		2021
($ in thousands)	Operating Revenue	Bcf	Operating Revenue	Bcf	Operating Revenue	Bcf
Residential	$643,756	43.4	$598,433	45.5	$484,407	46.2
Commercial and other	137,343	8.4	140,727	8.7	103,341	8.6
Firm transportation	79,537	12.1	80,915	13.0	69,353	13.7
Total residential and commercial	860,636	63.9	820,075	67.2	657,101	68.5
Interruptible/off-tariff agreements/other	9,996	29.5	9,740	32.4	7,239	22.9
Total system	870,632	93.4	829,815	99.6	664,340	91.4
BGSS incentive programs (1)	142,001	34.9	298,952	44.5	67,456	20.8
Total	$1,012,633	128.3	$1,128,767	144.1	$731,796	112.2
(1)Does not include 37.7, 50.7 and 80.5 Bcf for the capacity release program and related amounts of approximately $0.9M, $0.7M and $3.1M, which are recorded as a reduction of natural gas purchases on the Consolidated Statements of Operations during fiscal 2023, 2022 and 2021, respectively.

NJNG added 8,800 and 7,808 new customers during fiscal 2023 and 2022, respectively. NJNG expects its annual customer growth rate to be approximately 1.9%. This anticipated customer growth represents approximately $8.5M in new annual Utility Gross Margin, a non-GAAP financial measure, as calculated under NJNG’s current CIP tariff. For a reconciliation of Utility Gross Margin to gross margin see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Natural Gas Distribution.

In fiscal 2023, no single customer represented more than 10% of consolidated operating revenues.

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

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
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

Natural Gas Supply

Firm Natural Gas Supplies

In fiscal 2023, NJNG purchased natural gas from approximately 58 suppliers under contracts ranging from one day to seven months and purchased over 10% of its natural gas from two suppliers. NJNG believes the loss of either of these suppliers would not have a material adverse impact on its results of operations, financial position or cash flows, as an adequate number of alternative suppliers exist. NJNG believes that its supply strategy should adequately meet its expected firm load for the upcoming winter season.

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

The pipeline companies that provide firm transportation service to NJNG’s citygate stations, the maximum daily deliverability of that capacity and the contract expiration dates are as follows:

Pipeline	Dths (1)	Expiration
Transcontinental Gas Pipe Line Corp.	332,531	Various dates between 2024 and 2033
Texas Eastern Transmission, L.P.	383,588	Various dates between 2024 and 2025
Columbia Gas Transmission Corp.	50,000	Various dates between 2024 and 2030
Tennessee Gas Pipeline Co.	25,166	Various dates between 2028 and 2029
Algonquin Gas Transmission	12,000	2025
Total	803,285
(1)    Numbers are shown net of any capacity release contracted amounts.

Eastern Gas Transmission and Storage, Inc., Tennessee Gas Pipeline Co., Transcontinental Gas Pipe Line Corp. and Adelphia provide NJNG upstream firm contract transportation service and supply pipelines included in the table above.

In addition, NJNG has storage contracts that provide an additional 102,941 Dths of maximum daily deliverability to NJNG’s citygate stations from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline	Dths	Expiration
Texas Eastern Transmission, L.P.	94,557	2025
Transcontinental Gas Pipe Line Corp.	8,384	2028
Total	102,941

NJNG also has upstream storage contracts. The maximum daily deliverability and contract expiration dates are as follows:

Company	Dths	Expiration
Eastern Gas Transmission and Storage	286,829	Various dates between 2024 and 2026
Steckman Ridge, L.P.	38,000	2025
Stagecoach Pipeline & Storage Company LLC	25,337	2028
Total	350,166

NJNG utilizes its transportation contracts to transport natural gas to NJNG’s citygates from the Eastern Gas Transmission and Storage, Inc., Steckman Ridge and Stagecoach Pipeline & Storage Company LLC storage fields. NJNG has sufficient firm transportation, storage and supply capacity to fully meet its customer demand for natural gas within its service territory.

Citygate Supplies from ES

NJNG has one AMA with ES. NJNG and ES have an agreement where NJNG releases 7,150 Dths/day of TETCO capacity, 2,200 Dths/day of Eastern Gas Transmission and Storage, Inc. capacity, 10,728 Dths/day of Tennessee Gas Pipeline

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
capacity and 1.6 million Dths of Stagecoach Pipeline & Storage Company LLC storage capacity to ES through March 31, 2024. NJNG can call upon a supply of up to 14,300 Dths/day delivered to NJNG’s TETCO citygate through March 31, 2024. ES manages the storage inventory and NJNG can call on that storage supply as needed at NJNG’s Tennessee citygate or storage point.

Peaking Supply

To manage its winter peak day demand, NJNG maintains two LNG facilities with a combined deliverability of approximately 170,000 Dths/day, which represents approximately 18% of its estimated peak day sendout. NJNG’s liquefaction facility allows NJNG to convert natural gas into LNG to fill NJNG’s existing LNG storage tanks. See Item 2. Properties-Natural Gas Distribution for additional information regarding the LNG storage facilities.

Basic Gas Supply Service

BGSS is a BPU-approved clause designed to allow for the recovery of natural gas commodity costs on an annual basis. The clause requires all New Jersey natural gas utilities to make an annual filing by each June 1 for review of BGSS rates and to request a potential rate change effective the following October 1. The BGSS also allows each natural gas utility to provisionally increase residential and small commercial customer BGSS rates on December 1 and February 1 for up to a 5% increase to the average residential heat customer’s bill on a self-implementing basis with proper notice. Such increases are subject to subsequent BPU review and final approval.

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

Federal

FERC regulates rates charged by interstate pipeline companies for the transportation and storage of natural gas. This may affect NJNG’s agreements with several interstate pipeline companies for the purchase of such services. Costs associated with these services are currently recoverable through the BGSS.

Competition

Although its franchises are nonexclusive, NJNG is not currently subject to competition from other natural gas distribution utilities with regard to the transportation of natural gas in its service territory. Due to significant distances between NJNG’s current large industrial customers and the nearest interstate natural gas pipelines, as well as the availability of its transportation tariff, NJNG currently does not believe it has significant exposure to the risk that its distribution system will be bypassed. Competition does exist from suppliers of oil, electricity and propane. At the present time, however, natural gas is used in over 95% of new construction due to its efficiency, reliability and price advantage. Natural gas prices are a function of market supply and demand. Although NJNG believes natural gas will remain competitive with alternate fuels, no assurance can be given in this regard.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
The BPU, within the framework of the EDECA, fully opened NJNG’s residential markets to competition, including third-party suppliers, and restructured rates to segregate its BGSS and delivery (i.e., transportation) prices. New Jersey’s natural gas utilities must provide BGSS in the absence of a third-party supplier. On September 30, 2023, NJNG had 15,457 residential and 8,033 commercial and industrial customers utilizing the transportation service.

Clean Energy Ventures

CEV invests in, owns and operates clean energy projects, including commercial and residential solar installations located in six states including New Jersey, Rhode Island, New York, Connecticut, Michigan and Indiana.

As of September 30, 2023, CEV has approximately 468.8 MW of solar capacity in service, including a combination of residential and commercial net-metered and grid-connected solar systems.

As part of its solar investment portfolio, CEV operates a residential and small commercial solar program, The Sunlight Advantage®, that provides qualifying homeowners and small business owners with the opportunity to have a solar system installed at their home or place of business with no installation or maintenance expenses. CEV owns, operates and maintains the system over the life of the lease in exchange for monthly lease payments. The program is operated by CEV using qualified contracting partners in addition to strategic suppliers for material standardization and sourcing. The residential solar lease and PPA market is highly competitive, with a large number of companies operating in New Jersey. CEV competes on price, quality and brand reputation, leveraging its partner network and customer referrals.

CEV’s commercial solar projects are sourced through various channels and include both net-metered and grid-connected systems. Net-metered projects involve the sale of energy to a host and grid-connected systems into the wholesale energy markets. Project construction is competitively sourced through third parties. New Jersey has the eighth largest solar market in the U.S., according to the Solar Energy Industries Association®, with a large number of firms competing in all facets of the market including development, financing and construction.

Our solar systems are registered and certified with the BPU’s Office of Clean Energy and qualified to produce RECs. One REC is created for every MWh of electricity produced by a solar generator. CEV sells SRECs generated to a variety of counterparties, including electric load-serving entities that serve electric customers in New Jersey and are required to comply with the solar carve-out of the Renewable Portfolio Standard, a regulation that requires the increased production of energy from renewable energy sources. Solar projects are also currently eligible for federal ITCs in the year that they are placed into service. In December 2019, the BPU established the TREC as the interim program successor to the SREC program. TRECs provide a fixed compensation base multiplied by an assigned project factor in order to determine their value. The project factor is determined by the type and location of the project, as defined. All TRECs generated are required to be purchased monthly by a TREC program administrator as appointed by the BPU.

In July 2021, the BPU approved the first portion of the solar successor program for net-metered projects under 5 MWs. The new program opened to new applications on August 28, 2021. Incentives are structured as a 15-year fixed incentive ranging from $85 to $130/MWh depending on market segment, project siting and size. The second phase of the successor program, the CSI Program, was established on December 7, 2022. The CSI program was designed to encourage grid scale solar generation with a goal of incentivizing development of at least 300 MW of solar annually until 2026. Solicitations take place annually, and all projects that meet pre-qualification requirements will compete on price only. The next solicitation will open on November 27, 2023, and will close to bids on February 29, 2024.

CEV is subject to various risks including those associated with adverse federal and state legislation and regulatory policies, electric grid connection, supply chain and/or construction delays that can impact the timing or eligibility of tax incentives, technological changes and the future market of RECs. See Item 1A. Risk Factors for additional information regarding these risks.

Energy Services

ES consists of unregulated wholesale and retail natural gas operations and provides producer and asset management services to a diverse customer base across North America. ES has acquired contractual rights to natural gas transportation and storage assets it utilizes to implement its strategic and opportunistic market strategies. The rights to these assets were acquired in anticipation of delivering natural gas, performing asset management services for customers or identifying strategic opportunities that exist in or between the market areas that it serves. These opportunities are driven by price differentials between market locations and/or time periods. ES’s activities are conducted in the market areas in which it has strong expertise, including the U.S. and Canada. ES differentiates itself in the marketplace based on price, reliability and quality of service. Its competitors include wholesale marketing and trading companies, utilities, natural gas producers and financial institutions. ES’s portfolio of customers includes regulated natural gas distribution companies, industrial companies, electric generators, natural gas/liquids processors, retail aggregators, wholesale marketers and natural gas producers.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
While focusing on maintaining a low-risk operating and counterparty credit profile, ES’s activities specifically consist of the following elements:

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

In an effort to deliver more predictable earnings contributions, reduce earnings volatility and monetize the value of its natural gas transportation portfolio, ES entered into a series of AMAs in December 2020 with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The AMAs include a series of initial and permanent releases, which commenced in November 2021. NJR will receive a total of approximately $260M in cash from fiscal 2022 through fiscal 2024 and $34M per year from fiscal 2025 through fiscal 2031 under the agreements.

During fiscal 2023, ES did not purchase over 10% of its natural gas from any one supplier.

Transportation and Natural Gas Storage Transactions

ES focuses on creating value from the use of its physical assets, which are typically amassed through contractual rights to natural gas transportation and storage capacity. These assets become more valuable when favorable price changes occur that impact the value between or within market areas and across time periods. On a forward basis, ES may hedge these price differentials through the use of financial instruments. In addition, ES may seek to optimize these assets on a daily basis, as market conditions warrant, by evaluating natural gas supply and transportation availability within its portfolio. This enables ES to capture geographic pricing differences across various regions, as delivered natural gas prices may change favorably as a result of market conditions. ES may, for example, initiate positions when intrinsic Financial Margin is present, and then enhance that Financial Margin as prices change across regions or time periods.

ES also engages in park and loan transactions with storage and pipeline operators, where ES will either borrow (receive a loan of) natural gas with an obligation to repay the storage or pipeline operator at a later date or “park” natural gas with an obligation to withdraw at a later date. In these cases, ES evaluates the economics of the transaction to determine if it can capture pricing differentials in the marketplace and generate Financial Margin. ES evaluates deal attributes such as fixed fees and calendar-spread value from deal inception until volumes are scheduled to be returned and/or repaid, as well as the time value of money. If this evaluation demonstrates that Financial Margin exists, ES may enter into the transaction and hedge with natural gas futures contracts, thereby locking in Financial Margin.

ES maintains inventory balances to satisfy existing or anticipated sales of natural gas to its counterparties and/or to create additional value, as described above. During fiscal 2023 and 2022, ES managed and sold 150.4 Bcf and 231.1 Bcf of natural gas, respectively. In addition, as of September 30, 2023 and 2022, ES had 14.6 Bcf or $24.5M of natural gas in storage and 10.8 Bcf or $82.5M of natural gas in storage, respectively.
Weather/Seasonality
ES activities are typically seasonal in nature as a result of changes in the supply and demand for natural gas. Demand for natural gas is generally higher during the winter months when there may also be supply constraints; however, during periods of milder temperatures, demand can decrease. In addition, demand for natural gas can also be high during periods of extreme heat in the summer months, resulting from the need for additional natural gas supply for natural gas-fired electric generation facilities. Accordingly, ES can be subject to variations in earnings and working capital throughout the year as a result of changes in weather.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
Volatility
ES’s activities are also subject to price volatility or supply/demand dynamics within its North American wholesale markets, including in the Northeastern, Appalachian, Mid-Continent and Southeast regions. Changes in natural gas supply can affect capacity values and ES’s Financial Margin, which, as described below, is generated from the optimization of transportation and storage assets. With its focus on risk management, ES continues to diversify its revenue stream by identifying new growth opportunities in producer and asset management services. ES monitors changing market dynamics and strategically adjusts its portfolio of transportation and storage assets, which currently includes an average of approximately 21.8 Bcf of firm storage and 0.6 Bcf of firm transportation capacity.

Financial Margin

To economically hedge the commodity price risk associated with its existing and anticipated commitments for the purchase and sale of natural gas, ES enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial swaps and options. These derivative instruments are accounted for at fair value with changes in fair value recognized in earnings as they occur. ES views Financial Margin, a non-GAAP financial measure, as a key internal financial metric. For additional information regarding Financial Margin, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Energy Services.

Risk Management

In conducting its business, ES mitigates risk by following formal risk management guidelines, including transaction limits, segregation of duties and formal contract and credit review approval processes. ES continuously monitors and seeks to reduce the risk associated with its counterparty credit exposures. Our Risk Management Committee oversees compliance with these established guidelines.

Storage and Transportation

S&T includes investments in FERC-regulated interstate natural gas storage and transportation assets and is comprised of the following subsidiaries:

•NJR Midstream Company owns and operates Leaf River, a 32.2M Dth salt dome natural gas facility, located in southeastern Mississippi, and the FERC-regulated Adelphia, which owns and operates an 84-mile pipeline in southeastern Pennsylvania. NJR Midstream Company also holds a 20% equity method investment in PennEast, whose project was cancelled in September 2021 and subsequently is dissolving the partnership; and

•NJR Steckman Ridge Storage Company holds our 50% equity method investment in Steckman Ridge. Steckman Ridge is a Delaware limited partnership, jointly owned and controlled by our subsidiaries and subsidiaries of Enbridge Inc., which built, owns and operates a natural gas storage facility with up to 12 Bcf of working natural gas capacity in Bedford County, Pennsylvania. The facility has direct access to the TETCO and Eastern Gas Transmission and Storage, Inc. pipelines and has access to the Northeast and Mid-Atlantic markets.

OTHER BUSINESS OPERATIONS

Home Services and Other

HSO operations consist primarily of the following unregulated affiliates:

•NJR Home Services, Inc., which provides heating, ventilation and cooling service, sales and installation of appliances to approximately 101,500 service contract customers, as well as installation of solar equipment;

•NJR Plumbing Services, Inc., which provides plumbing repair and installation services;

•New Jersey Resources Corporation, a diversified energy services holding company;

•CR&R, which holds commercial real estate; and

•NJR Service Corporation, which provides shared administrative and financial services to the Company and all of its subsidiaries and affiliates.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
ENVIRONMENT

We, along with our subsidiaries, are subject to legislation and regulation by federal, state and local authorities with respect to environmental matters. We believe that we are, in all material respects, in compliance with all applicable environmental laws and regulations.
NJNG is responsible for the environmental remediation of identified former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. NJNG periodically, and at least annually, performs an environmental review of the former MGP sites, including a review of potential estimated liabilities related to the investigation and remedial action on these sites. Based on this review, NJNG has estimated that the total future expenditures to remediate and monitor the former MGP sites for which it is responsible will range from approximately $137.3M to $201.5M.

NJNG’s estimate of these liabilities is based upon known and measurable facts, existing technology and enacted laws and regulations in place when the review was completed in fiscal 2023. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. As of September 30, 2023, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $169.4M on the Consolidated Balance Sheets, based on the most likely amount; however, actual costs may differ from these estimates.

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

As of September 30, 2023, the Company and our subsidiaries employed 1,350 employees compared with 1,288 employees as of September 30, 2022. Of the total number of employees, NJNG had 509 and 498 and NJRHS had 117 and 113 Union or Represented employees as of September 30, 2023 and 2022, respectively. NJNG and NJRHS have collective bargaining agreements with the Union, which is affiliated with the American Federation of Labor and Congress of Industrial Organizations. NJNG and the Union are in active negotiations to extend the collective bargaining agreement, which is scheduled to expire on December 7, 2023. The collective bargaining agreement between NJRHS and the Union is scheduled to expire April 2, 2024. The labor agreements cover wage increases and other benefits, including the defined benefit pension (which was closed to all employees hired on or after January 1, 2012, with the exception of certain rehires who are eligible to resume active participation), the postemployment benefit plan (which was closed to all employees hired on or after January 1, 2012) and the enhanced 401(k) retirement savings plan. We consider our relationship with employees, including those covered by collective bargaining agreements, to be in good standing.

The Company depends on its key personnel to successfully operate its businesses, including its executive officers, senior corporate management and management at its operating units. NJR seeks to attract and retain its employees by offering competitive compensation packages including base and incentive compensation (and in certain instances share-based compensation and retention incentives), attractive benefits and opportunities for advancement and rewarding careers. NJR periodically reviews and adjusts, if needed, its employees’ total compensation (including salaries, annual cash incentive compensation, other cash and equity incentives and benefits) to ensure that it is competitive within the industry and is consistent with our level of performance. NJR has also implemented enterprise-wide talent development and succession planning programs designed to identify future talent for key positions. To promote a collaborative and rewarding work environment and support the communities we serve, NJR sponsors numerous charitable, philanthropic and social awareness programs.

Further, in order to take advantage of available opportunities and successfully implement our long-term strategy, NJR must be able to employ, train and retain the necessary skilled employees. As a result, NJR supports and utilizes various training and educational programs and has developed additional company-wide and project-specific employee training and educational programs. NJR continues key programs focused on employee safety, leadership development, work-life balance, talent management, health and wellness, DEI and employee engagement. Moreover, DEI and employee engagement are integral to NJR’s vision, strategy and business success. Fostering an environment that values DEI and ethics helps create an organization

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
that is able to embrace, leverage and respect the differences of employees, customers and the communities where we live, work and serve. We are proud of the strides we have made in furthering our DEI strategy and increasing employee engagement. NJR is committed to this journey and knows our success makes us stronger as a company and community. Complementing our efforts are a DEI Council and our seven employee-led Business Resource Groups, cross-functional teams of employees whose core mission is to advance their own professional development and cultivate deeper connections with co-workers and communities.

NJR periodically evaluates employees and their productivity against future demand expectations and historical trends. NJR employees continue to maintain high levels of engagement, satisfaction and retention according to NJR’s most recent employee survey.

NJR Board of Directors’ Role in Human Capital Resource Management

NJR’s Board of Directors believes that human capital management is an important component of the Company’s continued growth and success, and is essential for our ability to attract, retain and develop talented and skilled employees. We pride ourselves on a culture that is innovative, talent- and team-focused and inclusive.

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

NJR conducts an annual employee feedback survey, which is reviewed by the LDCC, designed to help the Company measure overall employee engagement. The feedback employees provide through the survey helps NJR evaluate the Company’s culture and the employee experience and monitor its current practices for potential areas of improvement.

Employee Benefits

The LDCC believes employee benefits are an essential component of the Company’s competitive total rewards package. These benefits are designed to attract and retain our employees and include medical, vision and dental insurance, short- and long-term disability insurance, accidental death and disability insurance, travel and accident insurance and our 401(k) Plan. As part of the 401(k) Plan, NJR matches 85% of the first 6% of compensation contributed by the employee into the 401(k) Plan, subject to the Internal Revenue Code and NJR’s 401(k) Plan limits. Additionally, for employees who are not eligible to participate in the defined benefit plans, NJR annually contributes between 3.5% and 4.5% of base compensation, depending upon years of service, into the 401(k) Plan on their behalf.

AVAILABLE INFORMATION AND CORPORATE GOVERNANCE DOCUMENTS

The following reports and any amendments to those reports are available free of charge on our website at https://investor.njresources.com/financials/sec-filings/default.aspx as soon as reasonably possible after filing or furnishing them with the SEC:
•Annual reports on Form 10-K;
•Quarterly reports on Form 10-Q; and
•Current reports on Form 8-K.

The following documents are available free of charge on our website at https://investor.njresources.com/governance/governance-documents/default.aspx
•NJR Code of Conduct;
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

In Part III of this Form 10-K, we incorporate certain information by reference from our Proxy Statement for our 2023 Annual Meeting of Shareowners. We expect to file the Proxy Statement with the SEC on or about December 14, 2023. We will make it available on our website as soon as reasonably possible following the filing date. Please refer to the Proxy Statement when it is available.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
A printed copy of each document is available free of charge to any shareowner who requests it by contacting the Corporate Secretary at New Jersey Resources Corporation, 1415 Wyckoff Road, Wall, New Jersey 07719.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company’s Executive Officers and their age, position and business experience during the past five years are below.

Name	Age	Officer since	Business experience during last five years
Stephen D. Westhoven	55	2004	President and Chief Executive Officer (October 2019 - present) President and Chief Operating Officer (October 2018 - September 2019)
Roberto Bel	50	2019	Senior Vice President and Chief Financial Officer (January 2022 - present)
Vice President, Treasury and Investor Relations (April 2019 - December 2021)
			Assistant Treasurer at Refinitiv (October 2018 - March 2019)
Patrick J. Migliaccio	49	2013	Senior Vice President and Chief Operating Officer (January 2022 - present) Senior Vice President and Chief Financial Officer (January 2016 - December 2021)
Amy Cradic	52	2018	Senior Vice President and Chief Operating Officer of Nonutility Businesses, Strategy and External Affairs (March 2020 - present)
Vice President, Corporate Strategy and External Affairs (January 2020 – February 2020)
			Vice President, Government Affairs and Policy (January 2018 – December 2019)
Richard Reich	48	2016	Senior Vice President and General Counsel (June 2022 - present)
Senior Vice President, General Counsel and Corporate Secretary (September 2021 - June 2022)
			Corporate Secretary and Assistant General Counsel (January 2016 - September 2021)
Lori DelGiudice	48	2023	Senior Vice President, Human Resources (November 2022 - present) Vice President of Human Resources for Honeywell Advanced Materials (September 2017 - October 2022)
Jacqueline K. Shea	59	2016	Senior Vice President and Chief Information Officer (January 2023 - present) Vice President and Chief Information Officer (June 2016 - December 2022)
Stephen M. Skrocki	47	2023	Corporate Controller (Principal Accounting Officer) (January 2023 - present) Corporate Controller (January 2021 - December 2022) Assistant Corporate Controller (March 2017 - January 2021)

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

Risks Related to Our Business Operations
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

In addition, there are risks associated with our ability to execute on our investment strategy of clean energy projects, which includes our ability to develop and manage such projects profitably. These include logistical risks and potential delays related to construction, permitting and regulatory approvals (including any approvals by the BPU required pursuant to solar energy legislation in the State of New Jersey, and similar approvals required by the other states where our solar projects are located); electric grid interconnection delays associated with the PJM Interconnection, LLC queue reform process; and the operational risk that the projects in service will not perform according to expectations due to equipment failure, suboptimal weather conditions or other economic factors beyond our control. All of the aforementioned risks could reduce the availability of viable solar energy projects for development. Furthermore, at the development or acquisition stage, our ability to predict actual performance results may be hindered or inaccurate and the projects may not perform as predicted.

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
Actions or limitations to address concerns over long-term climate change, both globally and within our utilities' service areas, may affect our operations and financial performance. Legislative, regulatory and advocacy efforts at the local, state and national levels concerning climate change and other environmental issues could have significant impacts on our operations. The natural gas utility industry may be affected by proposals to curb greenhouse gas and other air emissions. Various regulatory and legislative proposals have been made to limit or further restrict byproducts of combustion, including byproducts resulting from the use of natural gas by our customers. In addition, regionally, a number of regulatory and legislative initiatives have been passed that are designed to limit greenhouse gas emissions and increase the use of renewable sources of energy, such as the ban of natural gas equipment in new construction in New York. In addition, regulatory and legislative initiatives may restrict customers’ access to natural gas and/or require or limit natural gas infrastructure in buildings. Other initiatives may seek to promote social interests expressed as energy equity, environmental justice or similar frameworks. Any such legislation could direct and/or restrict the operation and raise the costs of our energy delivery infrastructure as well as the distribution of natural gas to our customers.

Uncertainties associated with our pipeline of projects could adversely affect our business, results of operations, financial condition and cash flows. Business development projects involve many risks. We are currently engaged in business development projects, including projects in various stages of development tied to decarbonization efforts. Timely completion of our projects is subject to certain risks, including those related to regulatory proceedings regarding permitting and adverse outcomes from legal challenges related to the projects’ authorizations from federal and state regulatory agencies. We could also experience issues such as: technological challenges; ineffective scalability; failure to achieve expected outcomes; unsuccessful business models; startup and construction delays; construction cost overruns; disputes with contractors; the inability to negotiate acceptable agreements such as rights-of-way, easements, construction, gas supply or other material contracts; changes in customer demand, perception or commitment; public opposition to projects; marketing risk and changes in market regulation, behavior or prices; market volatility or unavailability, including markets for RNG and its associated attributes or other environmental attributes; the inability to receive expected tax or regulatory treatment; and operating cost increases. Additionally, we may be unable to finance our business development projects at acceptable costs or within a scheduled time frame necessary for completing the project. Any of the foregoing risks, if realized, could result in business development efforts failing to produce expected financial results and the project investment becoming impaired, and such failure or impairment could have an adverse effect on our business, results of operations, financial condition and cash flows.

ES’s earnings and cash flows are dependent upon optimization of its physical assets. ES’s earnings and cash flows are based, in part, on its ability to optimize its portfolio of contractually based natural gas storage and pipeline assets. The optimization strategy involves utilizing its physical assets to take advantage of differences in natural gas prices between geographic locations and/or time periods. Any change among various pricing points could affect these differentials. In addition, significant increases in the supply of natural gas in ES’s market areas, including as a result of increased production along the Marcellus Shale, can reduce ES’s ability to take advantage of pricing fluctuations in the future. Changes in pricing dynamics and supply could have an adverse impact on ES’s optimization activities, earnings and cash flows. ES incurs fixed demand fees to acquire its contractual rights to transportation and storage assets. Should commodity prices at various locations or time periods change in such a way that ES is not able to recoup these costs from its customers, the cash flows and earnings at ES, and ultimately the Company, could be adversely impacted.

NJNG and ES rely on storage, transportation assets and suppliers, which they do not own or control, to deliver natural gas. NJNG and ES depend on natural gas pipelines and other transportation and storage facilities owned and operated by third parties to deliver natural gas to wholesale and retail markets and to provide retail energy services to customers. Their ability to provide natural gas for their present and projected sales will depend upon their suppliers’ ability to obtain and deliver additional supplies of natural gas, as well as NJNG’s ability to acquire supplies directly from new sources. Factors beyond the control of NJNG, its suppliers and the independent suppliers that have obligations to provide natural gas to certain NJNG customers may affect NJNG’s ability to deliver such supplies. These factors include other parties’ control over the drilling of new wells and the facilities to transport natural gas to NJNG’s citygate stations; development of additional interstate pipeline infrastructure; availability of supply sources; third-party pipelines or other midstream facilities interconnected to our gathering or transportation system, such as the TETCO or Transcontinental Pipeline, becoming partially or fully unavailable; competition for the acquisition of natural gas; priority allocations; impact of severe weather disruptions to natural gas supplies; and the regulatory and pricing policies of federal and state regulatory agencies, as well as the availability of Canadian reserves for export to the U.S. Energy deregulation legislation may increase competition among natural gas utilities and impact the quantities of natural gas requirements needed for sales service. ES also relies on a firm supply source to meet its energy management obligations to its customers. If supply, transportation or storage is disrupted, including for reasons of force majeure, the ability of NJNG and ES to sell and deliver their products and services may be hindered. As a result, they may be responsible for damages incurred by their customers, such as the additional cost of acquiring alternative supply at then-current

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
market rates. Particularly for ES, these conditions could have a material impact on our financial condition, results of operations and cash flows.

Failure to attract and retain an appropriately qualified employee workforce could adversely affect operations. Our ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new employees as our aging employees retire. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor could adversely affect the ability to manage and operate our business. NJNG and the Union are in active negotiations to extend the collective bargaining agreement, which is scheduled to expire on December 7, 2023. The collective bargaining agreement between NJRHS and the Union is scheduled to expire April 2, 2024. Disputes with the Union over terms and conditions of the agreements could result in instability in our labor relationship and work stoppages that could impair the timely delivery of natural gas and other services from our utility and Home Services business, which could strain relationships with customers and state regulators and cause a loss of revenues that could adversely affect our results of operations. Our collective bargaining agreements may also increase the cost of employing NJNG and Home Services workforce, affect our ability to continue offering market-based salaries and employee benefits, limit our flexibility in dealing with our workforce and limit our ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today’s challenging marketplace.

Our success depends upon our ability to attract, effectively transition, motivate and retain key employees and identify and develop talent to succeed senior management. We depend on senior executive officers and other key personnel to develop, implement and execute on our overall business strategy. The inability to recruit and retain or effectively transition key personnel or the unexpected loss of key personnel may adversely affect our operations.

We may be unable to obtain governmental approvals, property rights and/or financing for the construction, development and operation of our proposed energy investments and projects in a timely manner or at all. Construction, development and operation of energy investments, such as Leaf River and other natural gas storage facilities, NJNG infrastructure improvements, pipeline transportation systems, such as the Adelphia pipeline project, and solar energy projects, are subject to federal and state regulatory oversight and require certain property rights, such as easements and rights-of-way from public and private property owners, as well as regulatory approvals, including environmental and other permits and licenses for such facilities and systems. We or our joint venture partnerships may be unable to obtain, in a cost-efficient or timely manner, all such needed property rights, permits and licenses to construct and develop our energy facilities and systems. Successful financing of our energy investments requires participation by willing financial institutions and lenders, as well as acquisition of capital at reasonable interest rates. If we do not obtain the necessary regulatory approvals or property rights, or if we are unable to enter into contracts with counterparties at reasonable rates, or obtain financing, our assets or equity method investments could be impaired. Such impairment could have a materially adverse effect on our financial condition, results of operations and cash flows.

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

Future results at ES are subject to volatility in the natural gas market due to weather. Variations in weather may affect earnings and working capital needs throughout the year. During periods of milder temperatures, demand and volatility in the natural gas market may decrease, which can negatively impact ES’s earnings and cash flows.

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
Severe weather impacts, including, but not limited to, hurricanes, thunderstorms, high winds, microbursts, fires, tornadoes, blizzards and snow or ice storms, can disrupt energy generation, transmission and distribution. Extreme weather conditions, especially those of prolonged duration, create high energy demand on our own and/or other systems and increase the risk that we may be unable to reliably serve customers. Risk of losing gas supply during extreme weather carries significant consequences, as without our services our customers may be subjected to dire circumstances. Additionally, extreme weather conditions may cause the breakdown of or damage to equipment essential to the operation of our assets, and could also raise market prices as we buy short-term energy to serve our own system. To the extent the frequency of extreme weather events increases, this could increase our cost of providing service. In addition, we may not recover all costs related to mitigating these physical and financial risks.

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

We may be adversely impacted by natural disasters, pandemic illness, war or terrorist activities and other extreme events to which we may be unable to promptly respond. Local or national natural disasters, pandemic illness, actual or threatened acts of war or terrorist activities, including the political and economic disruption and uncertainty related to Russia’s military invasion of Ukraine and the Israel-Hamas war, catastrophic failure of the interstate pipeline system and other extreme events are a threat to our assets and operations. Companies in our industry that are located in our service territory may face a heightened risk due to exposure to acts of terrorism that could target or impact our natural gas distribution, transmission and storage facilities and disrupt our operations and ability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas that could affect our operations. Natural disasters, political unrest or actual or threatened terrorist activities may also disrupt capital markets and our ability to raise capital or may impact our suppliers or our customers directly.

A local disaster or pandemic illness could result in part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. In addition, these risks could result in loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to the Company. Such uncertain conditions may also impact the ability of certain customers to pay for services, which could affect the collectability and recognition of our revenues and adversely affect our financial results. Our regulators may not allow us to recover from our customers part or all of the increased cost related to the foregoing events, which could negatively affect our financial condition, results of operations and cash flows.

A slow or inadequate response to events that could cause business interruption may have an adverse impact on operations and earnings. We may be unable to obtain sufficient insurance (or such insurance may be costly) to cover all risks associated with local and national disasters, pandemic illness, terrorist activities, catastrophic failure of the interstate pipeline system and other events, which could increase the risk that an event adversely affects our financial condition, results of operations and cash flows.

Risks Related to Technologies
Cyberattacks, ransomware, terrorism, other malicious acts against, or failure of, information technology systems could adversely affect our business operations, financial condition and results of operations. We continue to place ever-greater reliance on technological tools that support our business operations and corporate functions, including tools that help us manage our natural gas distribution and energy trading operations and infrastructure. The failure of, or security breaches related to, these technologies could materially adversely affect our business operations, financial position, results of operations and cash flows.

We rely on information technology to manage our natural gas distribution and storage, energy trading and other corporate operations; maintain customer, employee, Company and vendor data; and prepare our financial statements and perform other critical business processes. This technology may fail due to cyberattack, physical disruption, design and implementation defects or human error. Disruption or failure of business operations and information technology systems could harm our facilities or otherwise adversely impact our ability to safely deliver natural gas to our customers, serve our customers effectively or manage our assets. Additionally, an attack on, or failure of, information technology systems could result in the unauthorized release of customer, employee or other confidential or sensitive data. Cyberattacks, ransomware, terrorism, increased use of artificial intelligence technologies or other malicious acts could damage, destroy or disrupt these systems for an extended period of time. The energy sector, including natural gas utility companies has become the subject of cyberattacks with increased frequency.

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
Additionally, the facilities and systems of clients, suppliers and third-party service providers could be vulnerable to the same cyber or terrorism risks as our facilities and systems, and such third-party systems may be interconnected to our systems both physically and technologically. Therefore, an event caused by cyberattacks, ransomware or other malicious acts at an interconnected third party could impact our business and facilities. Any failure or unexpected or unauthorized use of technology systems could result in the unavailability of such systems, and could result in a loss of operating revenues, an increase in operating expenses and costs to repair or replace damaged assets. Any of the above could also result in the loss or release of confidential customer and/or employee information or other proprietary data that could adversely affect our reputation and competitiveness, could result in costly litigation and negatively impact our results of operations. These cyberattacks have become more common and sophisticated and, as such, we could be required to incur costs to strengthen our systems and respond to emerging concerns.

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

Failure to keep pace with technological change may limit customer growth and have an adverse effect on our operations. Advances in technology and changes in laws or regulations are reducing the cost of alternative methods of producing energy. In addition, customers are increasingly expecting enhanced communications regarding their electric and natural gas services, which, in some cases, may involve additional investments in technology. New technologies, including, but not limited to, cloud computing and generative artificial intelligence, may require us to make significant expenditures to remain competitive and may result in the obsolescence of certain of our operating assets.

Our future success will depend, in part, on our ability to anticipate and successfully adapt to technological changes and to offer services that meet customer demand. Failure to adapt to advances in technology and manage the related costs could make us less competitive and negatively impact our financial condition, results of operations and cash flows.

Risks Related to Regulations and Litigation
We are subject to governmental regulation. Compliance with current and future regulatory requirements and procurement of necessary approvals, permits and certificates may result in substantial costs to us. We are subject to substantial regulation from federal, state and local authorities. We are required to comply with numerous laws and regulations and to obtain numerous authorizations, permits, approvals and certificates from governmental agencies. These agencies regulate various aspects of our business, including customer rates, services, construction and natural gas pipeline operations.

FERC has regulatory authority over some of our operations, including sales of natural gas in the wholesale and retail markets and the purchase and sale of interstate pipeline and storage capacity, including Steckman Ridge, Leaf River and Adelphia. Any Congressional legislation or agency regulation that would alter these or other similar statutory and regulatory structures in a way to significantly raise costs that could not be recovered in rates from customers, that would reduce the availability of supply or capacity or that would reduce our competitiveness could negatively impact our earnings. In addition, changes in and compliance with laws such as the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 could increase federal regulatory oversight and administrative costs that may not be recovered in rates from customers, which could have an adverse effect on our earnings.

We cannot predict the impact of any future revisions or changes in interpretations of existing regulations or the adoption of new laws and applicable regulations. Changes in regulations or the imposition of additional regulations could influence our operating environment and may result in substantial costs to us.

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
Our regulated operations are subject to certain operating risks incidental to handling, storing, transporting and providing customers with natural gas. Our regulated operations are subject to all operating hazards and risks incidental to handling, storing, transporting and providing customers with natural gas, including our natural gas vehicle refueling stations and LNG facilities. These risks include catastrophic failure of the interstate pipeline system, explosions, pollution, release of toxic substances, fires, storms, safety issues and other adverse weather conditions and hazards, each of which could result in damage to or destruction of facilities or damage to persons and property. We could suffer substantial losses should any of these events occur. Although we maintain insurance coverage, insurance may not be sufficient to cover all material expenses related to these risks, and such insurance may be costly.

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

Furthermore, the U.S. Congress has for some time been considering various forms of climate change legislation. In addition, in July 2019, the State of New Jersey amended the GWRA, which targets 80% reduction in greenhouse gas emissions below 2006 levels economy-wide by 2050. In January 2020, Governor Murphy released the EMP confirming his commitment to achieve 100% clean energy by 2050, and the GWRA mandate of reducing state greenhouse gas emissions. The EMP addressed New Jersey’s energy system, including electric generation, transportation and buildings, and their associated greenhouse gas emissions and related air pollutants. The EMP defines 100% clean energy by 2050 to mean 100% carbon-neutral electric generation and maximum electrification of the transportation and building sectors, which are the greatest carbon emission-producing sectors in the state, to meet or exceed the GWRA emissions reductions by 2050. Our goals, to reduce our New Jersey operational emissions by 60% from 2006 levels by 2030 and to achieve net-zero carbon emissions from our New Jersey operations by 2050, may require additional technological, legislative and regulatory developments, the impacts and costs of which may not be fully known at this time.

While the EMP does not place a moratorium or end date on natural gas hook ups, further legislation or rulemaking that de-emphasizes the role of natural gas in providing clean, low-cost energy in the state of New Jersey could put upward pressure on natural gas prices and place customer growth targets at risk. Higher cost levels could impact the competitive position of natural gas and negatively affect our growth opportunities, cash flows and earnings.

In February 2023, Governor Murphy issued two executive orders that established, or accelerated, previously established 2050 targets for clean-sourced electricity and electric heat pump adoption, with target dates of 2030 or 2035, as applicable. An additional executive order opened a proceeding to plan for the future of natural gas utilities in New Jersey. We are unable to predict the outcomes of these proceedings, but they could have a material impacts on our business, results of operations and cash flows.

Risks related to regulation could affect the rates we are able to charge, various costs and our profitability. NJNG is subject to regulation by federal, state and local authorities. These authorities regulate many aspects of NJNG’s distribution and transmission operations, including construction and maintenance of facilities, operations, safety, tariff rates that NJNG can charge customers, rates of return, the authorized cost of capital, recovery of pipeline replacement, environmental remediation costs and relationships with its affiliates. NJNG’s ability to timely construct rate-based assets and obtain rate increases, including base rate increases, continue its BGSS incentive and CIP programs and maintain its currently authorized rates of return may be impacted by events, including regulatory or legislative actions. Additionally, in fiscal 2019, NJR began the process of transitioning away from its enterprise platform, which will no longer receive extended support after 2025. The first

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
phase of IT enhancements and upgrades were placed into service in July 2020. The remaining phases of planned upgrades relate to work order and asset management and customer information systems and experience, which are expected to require significant capital investment through fiscal year 2024. There can be no assurance that NJNG will be able to obtain rate increases and continue its BGSS incentive, CIP, RAC, or SAVEGREEN programs and IT upgrades and enhancements or continue to earn its currently authorized rates of return.

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

Risks Related to Our Markets
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

Supply chain disruptions may adversely affect Company operations. The Company relies on third-party vendors and manufacturers to supply many of the materials necessary for its operations. Global logistics disruptions have impacted the flow of materials and restricted global trade flows. Manufacturers are competing for a limited supply of key commodities and logistical capacity, which has impacted lead times, pricing, supply and demand. Disruptions or delays in receiving materials; price increases from suppliers or manufacturers; or the inability to source needed materials, which has occurred and could reoccur, could adversely affect the Company’s results of operations, financial condition and cash flows.

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

Risks Related to Acquisition and Investment Strategies
Any acquisitions that we may undertake involve risks and uncertainties. We may not realize the anticipated synergies, cost savings and growth opportunities as a result of these transactions. The integration of acquisitions requires significant time and resources. Investments of resources are required to support any acquisition, which could result in significant ongoing operating expenses, and we may experience challenges when combining separate business cultures, information technology systems and employees, and those challenges may divert senior management’s time and attention. If we fail to successfully integrate assets and liabilities through the entities which we acquire, we may not fully realize all of the growth opportunities, benefits expected from the transaction, cost savings and other synergies and, as a result, the fair value of assets acquired could be impaired. We assess long-lived assets, including intangible assets associated with acquisitions, for impairment whenever events or circumstances indicate that an asset’s carrying amount may not be recoverable. To the extent the value of long-lived assets becomes impaired, the impairment charges could have a material impact on our financial condition and results of operations.

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

Investing through partnerships or joint ventures decreases our ability to manage risk. We have utilized joint ventures through partnerships for certain S&T investments. Although we currently have no specific plans to do so, we may acquire interests in other joint ventures or partnerships in the future. In these joint ventures or partnerships, we may not have the right or power to direct the management and policies of the joint ventures or partnerships, and other participants or investors may take action contrary to our instructions or requests and against our policies and objectives. In addition, the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with those of NJR and our subsidiaries and affiliates. Our financial condition, results of operations or cash flows could be harmed if a joint venture participant acts contrary to our interests.

Risks Related to Credit and Liquidity
NJR is a holding company and depends on its operating subsidiaries to meet its financial obligations. NJR is a holding company with no significant assets other than possible cash investments and the stock of its operating subsidiaries. We rely exclusively on dividends from our subsidiaries, on intercompany loans from our unregulated subsidiaries and on the repayments of principal and interest from intercompany loans and reimbursement of expenses from our subsidiaries for our cash flows. Our ability to pay dividends on our common stock and to pay principal and interest on our outstanding debt depends on the payment of dividends to us by our subsidiaries or the repayment of loans to us by our subsidiaries. The extent to which our subsidiaries are unable to pay dividends or repay funds to us may adversely affect our ability to pay dividends to holders of our common stock and principal and interest to holders of our debt.

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

If we suffer a reduction in our credit and borrowing capacity or in our ability to issue parental guarantees, the business prospects of ES, CEV and S&T, which rely on our creditworthiness, would be adversely affected. ES could possibly be required to comply with various margin or other credit enhancement obligations under its trading and marketing contracts, and it may be unable to continue to trade or be able to do so only on less favorable terms with certain counterparties. CEV could be required to seek alternative financing for its projects and may be unable to obtain such financing or able to do so only on less favorable terms.

Additionally, lower credit ratings could adversely affect relationships with NJNG’s state regulators, who may be unwilling to allow NJNG to pass along increased costs to its natural gas customers.

If we are unable to access the financial markets or there are adverse conditions in the equity or credit markets, including, but not limited to, inflationary pressures, recessionary pressures, or rising interest rates, it could affect management’s ability to execute our business plans. We rely on access to both short-term and long-term credit markets as significant sources of liquidity for capital requirements not satisfied by our cash flow from operations. Any deterioration in our financial condition could hamper our ability to access the equity or credit markets or otherwise obtain debt financing on terms favorable to us or at all. In addition, because certain state regulatory approvals may be necessary for NJNG to incur debt, NJNG may be unable to access credit markets on a timely basis.

General economic factors beyond our control might create uncertainty that could increase our cost of capital or impair or eliminate our ability to access the debt, equity, or credit markets, including our ability to draw on bank credit facilities. External events could also increase the cost of borrowing or adversely affect our ability to access the financial markets. Such external events could include the following:
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

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)
Our ability to secure short-term financing is subject to conditions in the credit markets. A prolonged constriction of credit availability could affect management’s ability to execute our business plan. An inability to access capital may limit our ability to pursue improvements or acquisitions that we may otherwise rely on for both current operations and future growth. ES and NJNG execute derivative transactions with financial institutions as a part of their economic hedging strategy and could incur losses associated with the inability of a financial counterparty to meet or perform under its obligations as a result of adverse conditions in the credit markets or their ability to access capital or post collateral.

Risks Related to Tax and Accounting Matters
A valuation allowance may be required for our deferred tax assets. Our deferred tax assets are comprised primarily of investment tax credits and state net operating losses. Any revaluation of our deferred tax assets that may be required in the future could have a material adverse impact on our financial condition and results of operations.

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

Changes in tax laws, rates or adverse outcomes resulting from examinations by tax authorities may negatively affect our results of operations, net income, financial condition and cash flows. We are subject to taxation and audit by various taxing authorities at the federal, state and local levels. We cannot predict how our federal and state regulators will apply such tax changes in our future rates. While we believe we comply with all applicable tax laws, rules and regulations in the relevant jurisdictions, tax authorities may elect to audit us and determine that we owe additional taxes, which could result in a significant increase in our liabilities for taxes, interest and penalties in excess of our accrued liabilities.

New tax legislative initiatives may be proposed from time to time, such as proposals for comprehensive tax reform in the United States, which may impact our effective tax rate and which could adversely affect our tax positions or tax liabilities. On August 16, 2022, the Inflation Reduction Act was signed into law and imposed a 15% minimum tax rate on book earnings for corporations with higher than $1B of annual income, along with a 1% excise tax on corporate stock repurchases while providing tax incentives to promote various clean energy initiatives. We are currently assessing the potential impact of these legislative changes.

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

Adelphia records regulatory assets on its financial statements to reflect the ratemaking and regulatory decision-making authority of FERC as allowed by GAAP. The creation of a regulatory asset allows for the deferral of costs, which, absent a mechanism to recover such costs from customers in rates approved by FERC, would be recorded as a charge to earnings on its Statement of Operations in the period incurred. If there were to be a change in regulatory positions surrounding the collection of these deferred costs, there could be a material impact on Adelphia’s existing rates or a future rate case, as well as our financial condition, results of operations and cash flows.

Risks Related to Takeovers
Our restated certificate of incorporation, as amended, and amended and restated bylaws may delay or prevent a transaction that shareowners would view as favorable. Our restated certificate of incorporation, as amended, and amended and restated bylaws, as well as New Jersey law, contain provisions that could delay, defer or prevent an unsolicited change in control of NJR, which may negatively affect the market price of our common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then-current market price. These provisions may also prevent changes in management. In addition, our Board is authorized to issue preferred stock without stockholder approval on such terms as our Board may determine. Our common shareowners will be subject to, and may be negatively affected by, the rights of any preferred stock that may be issued in the future. In addition, we are subject to the New Jersey Shareholders’ Protection Act, which could delay or prevent a change of control of NJR.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Natural Gas Distribution

As of September 30, 2023, NJNG owns approximately 7,334 miles of distribution main, 7,768 miles of service main, 251 miles of transmission main and 595,225 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

Additionally, NJNG owns and operates two LNG storage plants in Stafford Township, Ocean County and Howell Township, Monmouth County. The two LNG plants have an aggregate estimated maximum capacity of approximately 170,000 Dths per day and 1 Bcf of total capacity. These facilities are used for peaking natural gas supply and for emergencies. NJNG’s Liquefaction facility is also located on the Howell Township property and allows NJNG to convert natural gas into LNG to fill NJNG’s existing LNG storage tanks. A Power-to-Gas System is also located at the LNG plant in Howell Township that uses solar power to produce hydrogen and then injects it into the natural gas system. It consists primarily of an electrolyzer unit, an electrical and instrumentation building and small hydrogen storage tank, along with other supporting systems.

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

Substantially all of NJNG’s properties not expressly excepted or duly released are subject to the lien of the Mortgage Indenture as security for NJNG’s mortgage bonds, which totaled $1.5B as of September 30, 2023. In addition, under the terms of the Mortgage Indenture, NJNG had capacity to issue up to $1.4B of additional FMBs as of September 30, 2023.

Clean Energy Ventures

As of September 30, 2023, CEV has various solar contracts, including lease agreements and easements, allowing the installation, operation and maintenance of solar equipment and access to the various properties, including commercial and residential rooftops throughout the State of New Jersey. In addition to the lease agreements and easements, CEV owns solar projects with a total of 468.8 MW of capacity in New Jersey, Rhode Island, New York, Connecticut, Michigan and Indiana, 79.5 acres of land in Vineland, Cumberland County, New Jersey, 14.4 acres of land in Upper Deerfield Township, Cumberland County, New Jersey and 101.8 acres of land in Fairfield Township, Cumberland County, New Jersey.

CEV leases office space in Wall Township, New Jersey.

Energy Services

As of September 30, 2023, ES leases office space in Wall Township, New Jersey.

Storage and Transportation

As of September 30, 2023, Adelphia owns approximately 11.1 acres of land in Delaware County, Pennsylvania, 32.71 acres in Bucks County, Pennsylvania, 121.1 acres in Northampton County, Pennsylvania and 44.9 acres in Montgomery County, Pennsylvania and leases office space in Wall Township, New Jersey. Leaf River owns 43.9 acres of land and a 5,000 square foot building in Smith County, Mississippi, 158.5 acres in Jasper County, Mississippi and 3.5 acres in Clarke County, Mississippi and leases office space in Houston, Texas.

All Other Business Operations

As of September 30, 2023, CR&R’s real estate portfolio consists of 23.1 acres of undeveloped land in Atlantic County, New Jersey. NJRHS leases service centers in Dover, New Jersey and Wall Township, New Jersey. NJR Service Corporation leases office space in Red Bank, New Jersey.

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

New Jersey Resources Corporation
Part I

ITEM 3. LEGAL PROCEEDINGS (Continued)
NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $137.3M to $201.5M. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of September 30, 2023, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $169.4M on the Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. In March 2022, the BPU approved an increase in the RAC, which increased the pre-tax annual recovery from $11.1M to $11.7M, effective April 1, 2022. On April 12, 2023, the BPU approved on a final basis NJNG’s annual SBC filing of RAC expenditures through June 30, 2022, as well as an increase to the RAC annual recoveries of $3.7M, which increased the pre-tax annual recovery to $15.4M, effective May 1, 2023.

As of September 30, 2023, $66.3M of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

Not applicable

New Jersey Resources Corporation
Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

NJR’s Common Stock is traded on the New York Stock Exchange under the ticker symbol NJR. As of November 7, 2023, NJR had 79,007 holders of record of its common stock. Dividends are subject to declaration by the Board of Directors. In September 2023, the Board of Directors declared dividends payable October 2, 2023 of $0.42 per share of common stock to shareowners of record on September 20, 2023. We review our dividend policy on a regular basis. Although subject to any contractual or regulatory restrictions or other limitations on the payment of dividends, future dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, earnings, financial condition and other requirements.

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

Cumulative Total Return	2018	2019	2020	2021	2022	2023
NJR	$100.00	$100.52	$62.55	$83.47	$96.11	$104.30
S&P 500 Utilities	$100.00	$127.10	$120.79	$134.09	$141.56	$131.63
S&P 500	$100.00	$104.25	$120.05	$156.07	$131.92	$160.44
Peer Group	$100.00	$117.06	$89.97	$98.14	$109.62	$106.24

The 9 companies in the Peer Group are: Atmos Energy Corporation; Avista Corporation; Black Hills Corporation; National Fuel Gas Company; NiSource Inc.; Northwest Natural Holding Company; ONE Gas, Inc.; Southwest Gas Corporation; and Spire Inc. South Jersey Industries was removed from the Peer Group since the company is no longer a publicly held entity.

This performance graph and accompanying information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of the Company’s filings under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

In 1996, the Board of Directors authorized the Company to implement a share repurchase program, which has been expanded seven times since the inception of the program, authorizing a total of 19.5M shares of common stock for repurchase. The share repurchase plan allows us to purchase our outstanding shares on the open market or in negotiated transactions, based on market and other conditions. We are not required to purchase any specific number of shares and may discontinue or suspend the program at any time. The share repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless it is terminated earlier by action of our Board of Directors or additional shares are authorized for repurchase. The following table sets forth NJR’s repurchase activity for the quarter ended September 30, 2023:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
07/01/23 - 07/31/23	—	$—	—	1,685,053
08/01/23 - 08/31/23	—	$—	—	1,685,053
09/01/23 - 09/30/23	—	$—	—	1,685,053
Total	—	$—	—	1,685,053

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

Regulatory Accounting

NJNG and Adelphia are subject to accounting requirements resulting from the effects of rate regulation. Specifically, NJNG and Adelphia record regulatory assets when it is considered probable that certain operating costs will be recoverable from customers in future periods and record regulatory liabilities when it is probable future obligations to customers exist.

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

In accordance with accounting standards for contingencies, NJNG’s policy is to record a liability when it is probable that the cost will be incurred and can be reasonably estimated. NJNG will determine a range of liabilities and will record the most likely amount. If no point within the range is more likely than any other, NJNG will accrue the lower end of the range. Since we believe that recovery of these expenditures, as well as related litigation costs, is probable through the regulatory process, we record a regulatory asset corresponding to the related accrued liability. Accordingly, NJNG records an MGP remediation liability and a corresponding regulatory asset on the Consolidated Balance Sheets, which is based on the most likely amount.

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

Our postemployment employee benefit plan assets consist primarily of U.S. equity securities, international equity securities, fixed-income investments and other assets, with a targeted allocation of 34%, 17%, 33% and 16%, respectively. Fluctuations in actual market returns, as well as changes in interest rates, may result in increased or decreased postemployment employee benefit costs in future periods. Postemployment employee benefit expenses are included in O&M and other income, net on the Consolidated Statements of Operations.

The following is a summary of a sensitivity analysis for each actuarial assumption as of and for the fiscal year ended September 30, 2023:

Pension Plans
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(28,573)	$(88)
Discount rate	(1.00)%	$34,313	$4,131
Rate of return on plan assets	1.00%	n/a	$(2,854)
Rate of return on plan assets	(1.00)%	n/a	$2,854

Other Postemployment Benefits
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(25,370)	$(154)
Discount rate	(1.00)%	$31,353	$2,515
Rate of return on plan assets	1.00%	n/a	$(961)
Rate of return on plan assets	(1.00)%	n/a	$960

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Health care cost trend rate	1.00%	$30,818	$4,522
Health care cost trend rate	(1.00)%	$(25,283)	$(1,700)

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

Investments in Equity Investees

The Company accounts for its investment in Steckman Ridge using the equity method of accounting where it is not the primary beneficiary, as defined under ASC 810, Consolidation, in that its respective ownership interests are 50% or less and/or it has significant influence over operating and management decisions. The Company’s share of earnings is recognized as equity in earnings of affiliates on the Consolidated Statements of Operations.

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

When impairment indicators are present, the fair value of the Company’s investment in Steckman Ridge is determined using a discounted cash flow method and utilizes management’s best estimates and assumptions related to expected future results, including the price and capacity of firm natural gas storage contracting, operations and maintenance costs, discount rates and the nature and timing of major maintenance and capital investment. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and other factors. As a result, it is reasonably possible that unfavorable developments, such as the failure to execute storage contracts and other services for available capacity at anticipated price levels, could result in an other-than-temporary impairment charge in the Consolidated Financial Statements.

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

Derivative Instruments

We record our derivative instruments held as assets and liabilities at fair value on the Consolidated Balance Sheets. In addition, since we choose not to designate any of our physical and financial natural gas commodity derivatives as accounting hedges, changes in the fair value of ES’s commodity derivatives are recognized in earnings, as they occur, as a component of operating revenues or natural gas purchases on the Consolidated Statements of Operations. Changes in the fair value of foreign exchange contracts are recognized in natural gas purchases on the Consolidated Statements of Operations.

The fair value of derivative instruments is determined by reference to quoted market prices of listed exchange-traded contracts, published price quotations, pipeline tariff information or a combination of those items. ES’s portfolio is valued using the most current and reasonable market information. If the price underlying a physical commodity transaction does not represent a visible and liquid market, ES may utilize additional published pipeline tariff information and/or other services to determine an equivalent market price. As of September 30, 2023, the fair value of its derivative assets and liabilities reported on the Consolidated Balance Sheets that is based on such pricing is considered immaterial.

Should there be a significant change in the underlying market prices or pricing assumptions, ES may experience a significant impact on its financial position, results of operations and cash flows. Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risks for a sensitivity analysis related to the impact to derivative fair values resulting from changes in commodity prices. The valuation methods we use to determine fair values remained consistent for fiscal 2023, 2022 and 2021. We apply a discount to our derivative assets to factor in an adjustment associated with the credit risk of its physical natural gas counterparties and to our derivative liabilities to factor in an adjustment associated with its own credit risk. We determine this amount by using historical default probabilities corresponding to the appropriate S&P issuer ratings. Since the majority of our counterparties are rated investment grade, this results in an immaterial credit risk adjustment.

Gains and losses associated with derivatives utilized by NJNG to manage the price risk inherent in its natural gas purchasing activities are recoverable through its BGSS, subject to BPU approval. Accordingly, the offset to the change in fair value of these derivatives is recorded as either a regulatory asset or liability on the Consolidated Balance Sheets.

CEV hedges certain of its expected production of SRECs through forward and futures contracts. CEV intends to physically deliver all SRECs it sells and recognizes SREC revenue as operating revenue on the Consolidated Statements of Operations upon delivery of the underlying SREC.

We have not designated any derivatives as fair value or cash flow hedges as of September 30, 2023 and 2022.

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

Occasionally, the federal and state taxing authorities determine that it is necessary to make certain changes to the income tax laws. These changes may include but are not limited to changes in the tax rates and/or the treatment of certain items of income or expense. Accounting guidance requires that the Company reflect the effect of changes in tax laws or tax rates at the date of enactment. Additionally, the Company is required to re-measure its deferred tax assets and liabilities as of the date of enactment. For non-regulated entities, the effects of changes in tax laws or tax rates are required to be included in income from continuing operations for the period that includes the enactment date. For regulated entities, if as the result of an action by a regulator it is probable that the future increase or decrease in taxes payable for items such as changes in tax laws or rates will be recovered from or returned to customers through future rates, an asset or liability shall be recognized for that probable increase or decrease in future revenue. Accounting guidance also requires that regulatory liabilities and/or assets be considered a temporary difference for which a related deferred tax asset and/or liability shall be recognized.

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

To the extent that NJNG invests in property that qualifies for ITCs, the ITC is deferred and amortized to income over the life of the equipment in accordance with regulatory treatment. In general, for our unregulated subsidiaries, we record ITCs on the balance sheet as a contra-asset as a reduction to property, plant and equipment when the property is placed in service. The contra-asset is amortized on the Consolidated Statements of Operations as a reduction to depreciation expense over the useful lives of the related assets.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The following sections include a discussion of results for fiscal 2023 compared to fiscal 2022. The comparative results for fiscal 2022 with fiscal 2021 have been omitted from this Form 10-K, but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on Form 10-K of our Annual Report for the fiscal year ended September 30, 2022, filed with the SEC on November 17, 2022.

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
Net-metered Solar (Commercial and Residential)
Energy Services
Unregulated Wholesale Energy Services
Optimization of Natural Gas Transportation
Optimization of Natural Gas Storage
Producer Services
Asset Management
Storage and Transportation
Natural Gas Storage
Natural Gas Transportation
Equity Method Investments

In addition to our four reporting segments above, we have nonutility operations that either provide corporate support services or do not meet the criteria to be treated as a separate reporting segment. These operations, which comprise HSO, include appliance repair services, sales and installations at NJRHS and commercial real estate holdings at CR&R.

Operating Results

Net income (loss) and assets by reporting segment and other business operations for the fiscal years ended September 30, are as follows:

(Thousands)	2023		2022		2021
	Net Income	Assets	Net Income	Assets	Net Income	Assets
NJNG	$131,414	$4,414,829	$140,124	$4,030,686	$107,375	$3,707,461
CEV	44,458	1,128,577	39,403	1,015,065	16,789	914,788
ES	78,848	123,775	69,650	333,064	58,957	365,423
S&T	13,154	1,011,959	26,598	999,520	(67,787)	862,407
HSO	4,758	171,275	(781)	159,068	(826)	162,134
Intercompany (1)	(7,908)	(312,919)	(72)	(275,987)	3,382	(289,935)
Total	$264,724	$6,537,496	$274,922	$6,261,416	$117,890	$5,722,278
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The decrease in net income of $10.2M during fiscal 2023, compared with fiscal 2022, is due primarily to decreased earnings at NJNG due to higher O&M and higher interest expense related to new debt at higher interest rates, and decreased earnings at S&T resulting from increased interest and depreciation expenses. These decreases are partially offset by increased earnings at ES due primarily to higher natural gas price volatility in December 2022 and February 2023 and by increased earnings at CEV related to the reversal of a valuation allowance for certain deferred tax assets. The primary drivers of the changes noted above are described in more detail in the individual reporting segment and other business operations discussions.

The increase in assets during fiscal 2023, compared with fiscal 2022, was due primarily to additional investment in utility plant at NJNG and solar asset investments at CEV, partially offset by a decrease in accounts receivable, gas in storage and restricted broker margin at ES and NJNG resulting from a decline in natural gas prices.

Non-GAAP Financial Measures

Our management uses NFE, a non-GAAP financial measure, when evaluating our operating results. ES economically hedges its natural gas inventory with financial derivative instruments. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of the economic hedges with the physical sale of natural gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. To the extent we utilize forwards, futures or other derivatives to hedge forecasted SREC production, unrealized gains and losses are also eliminated from NFE. NFE also excludes certain transactions associated with equity method investments, including impairment charges, which are non-cash charges, and return of capital in excess of the carrying value of our investment. These are considered unusual in nature and occur infrequently such that they are not indicative of our performance for ongoing operations. Included in the tax effects are current and deferred income tax expense corresponding with the components of NFE.

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results.

Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE for the fiscal years ended September 30:

(Thousands, except per share data)	2023	2022	2021
Net income	$264,724	$274,922	$117,890
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(38,081)	(59,906)	54,203
Tax effect	9,050	14,248	(12,887)
Effects of economic hedging related to natural gas inventory (1)	34,699	19,939	(42,405)
Tax effect	(8,246)	(4,738)	10,078
(Gain on) impairment of equity method investment	(300)	(5,521)	92,000
Tax effect	(19)	1,377	(11,167)
Net financial earnings	$261,827	$240,321	$207,712

Basic earnings per share	$2.73	$2.86	$1.23
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(0.39)	(0.62)	0.56
Tax effect	0.09	0.15	(0.13)
Effects of economic hedging related to natural gas inventory (1)	0.36	0.21	(0.44)
Tax effect	(0.09)	(0.05)	0.10
(Gain on) impairment of equity method investment	—	(0.06)	0.96
Tax effect	—	0.01	(0.12)
Basic NFE per share	$2.70	$2.50	$2.16
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
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NFE by reporting segment and other business operations for the fiscal years ended September 30, discussed in more detail within the operating results sections of each reporting segment and other business operations, is summarized as follows:

(Thousands)	2023		2022		2021
NJNG	$131,414	50%	$140,124	58%	$107,375	52%
CEV	44,458	17	39,403	17	16,789	8
ES	68,517	26	39,121	16	71,117	34
S&T	12,835	5	22,454	9	13,046	6
HSO	4,758	2	(781)	—	(826)	—
Eliminations (1)	(155)	—	—	—	211	—
Total	$261,827	100%	$240,321	100%	$207,712	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

The increase in NFE of $21.5M during fiscal 2023, compared with fiscal 2022, was due primarily to higher Financial Margin at ES along with an increase in the benefit from income taxes at CEV, partially offset by decreases at NJNG and S&T, as previously discussed.

Natural Gas Distribution

Overview

Natural Gas Distribution is comprised of NJNG, a natural gas utility that provides regulated natural gas service throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey to approximately 576,000 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which may include but are not limited to impacts to customer growth and customer usage, customer collections, the timing and costs of capital expenditures and construction of infrastructure projects, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. In addition, NJNG may be subject to adverse economic conditions such as inflation and rising natural gas costs, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

As a regulated company, NJNG is required to recognize the impact of regulatory decisions on its financial statements. See Note 4. Regulation in the accompanying Consolidated Financial Statements for a more detailed discussion of regulatory actions, including filings related to programs and associated expenditures, as well as rate requests related to recovery of capital investments and operating costs.

NJNG’s operations are managed with the goal of providing safe and reliable service, growing its customer base, diversifying its Utility Gross Margin, promoting clean energy programs and mitigating the risks discussed above.

Base Rate Case

In November 2021, the BPU issued an order adopting a stipulation of settlement approving a $79.0M increase to base rates, effective December 1, 2021. In addition, the order also included approval for the final increase for the NJ RISE/SAFE II programs, which totaled $0.3M. These increases include an overall rate of return on rate base of 6.84%, return on common equity of 9.6%, a common equity ratio of 54.0% and a composite depreciation rate of 2.78%.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant associated with customer growth and its associated PIM and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals for fiscal 2023 and estimates of expected investments over the next fiscal year:
Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory oversight, environmental regulations, unforeseen events and the ability to access capital.

NJNG continues to implement BPU-approved infrastructure projects that are designed to enhance the reliability and integrity of NJNG’s natural gas distribution system.

Infrastructure Investment Program

In February 2019, NJNG filed a petition with the BPU seeking authority to implement a five-year IIP. The IIP consisted of two components: transmission and distribution investments and information technology replacement and enhancements. The total investment for the IIP was approximately $507.0M. All approved investments will be recovered through annual filings to adjust base rates. In October 2020, the BPU approved the Company’s transmission and distribution component of the IIP for $150.0M over five years, effective November 1, 2020. NJNG voluntarily withdrew the information technology upgrade component and will seek to recover associated costs in future rate case proceedings. In March 2022, NJNG filed its first rate recovery request for its BPU-approved IIP with capital expenditures estimated through June 30, 2022, including AFUDC. In July 2022, NJNG filed its update with actual capital expenditures of $28.9M through June 30, 2022. In September 2022, the BPU approved the rate increase resulting in a $3.2M revenue increase, effective October 1, 2022.

On March 30, 2023, NJNG submitted its annual IIP filing to the BPU requesting a rate increase for estimated capital expenditures of $31.4M through June 30, 2023. This filing was updated on July 28, 2023, with actual expenses of approximately $28.2M through June 30, 2023. The BPU approved this filing on September 27, 2023, which resulted in a $3.2M revenue increase, effective October 1, 2023.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
SAFE II and NJ RISE

The BPU approved the 5-year SAFE II program and the associated rate mechanism to replace the remaining unprotected steel mains and services from NJNG’s natural gas distribution system at an estimated cost of approximately $200.0M, excluding AFUDC. With the approval of SAFE II, $157.5M was approved for accelerated cost recovery methodology. The remaining $42.5M in capital expenditures was requested for recovery in base rate cases, of which $23.4M was approved in NJNG’s 2019 base rate case and $19.1M was approved in the 2021 base rate case.

The BPU approved NJNG’s NJ RISE capital infrastructure program, which consists of six capital investment projects estimated to cost $102.5M, excluding AFUDC, for natural gas distribution storm hardening and mitigation projects, along with associated depreciation expense. These system enhancements are intended to minimize service impacts during extreme weather events to customers in the most storm-prone areas of NJNG’s service territory. Recovery of NJ RISE investments is included in NJNG’s base rates.

In March 2021, NJNG filed a petition with the BPU requesting the final base rate increase for the recovery associated with NJ RISE and SAFE II capital investments costs of approximately $3.4M made through June 30, 2021. In June 2021, this filing was consolidated with the 2021 base rate case. In November 2021, the BPU issued an order for the consolidated matter which included approval for the final increase for the NJ RISE and SAFE II programs of $0.3M.With this approval, the filings with respect to NJ RISE and SAFE II are complete.

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

NJNG’s total customers as of September 30, include the following:

	2023	2022	2021
Firm customers
Residential	520,682	512,264	502,546
Commercial, industrial & other	31,725	31,227	30,615
Residential transport	15,457	17,316	21,882
Commercial transport	8,033	8,397	8,815
Total firm customers	575,897	569,204	563,858
Other	103	96	47
Total customers	576,000	569,300	563,905

During fiscal 2023, 2022 and 2021, NJNG added 8,800, 7,808 and 7,854 new customers, respectively. NJNG expects new customer additions, and those customers who added additional natural gas services to their premises, to contribute approximately $7.4M of incremental Utility Gross Margin on an annualized basis.

NJNG expects its new customer annual growth rate to be approximately 1.9%. Based on information from municipalities and developers, as well as external industry analysts and management’s experience, NJNG estimates that approximately 67% of the growth will come from new construction markets and 33% from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase Utility Gross Margin under NJNG’s base rates by approximately $8.5M annually, as calculated under NJNG’s CIP tariff.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives designed to encourage the installation of high-efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a two- to 10-year period through a tariff rider mechanism. In March 2021, the BPU approved a three-year SAVEGREEN program consisting of approximately $126.1M of direct investment, $109.4M in financing options and approximately $23.4M in operation and maintenance expenses, which resulted in a $15.6M annual recovery increase, effective July 1, 2021.

In May 2020, NJNG filed a petition with the BPU to decrease its EE recovery rate. In October 2020, the BPU approved NJNG to maintain its existing rate, which resulted in an annual recovery of approximately $11.4M, effective November 1, 2020.

In June 2021, NJNG submitted its annual cost recovery filing for the SAVEGREEN programs established from 2010 through 2021. In January 2022, the BPU approved the stipulation, which increased annual recoveries by $2.2M, effective February 1, 2022.

In June 2022, NJNG submitted its annual cost recovery filing for the SAVEGREEN programs established from 2010 through the present. In September 2022, the BPU approved the rate decrease, which resulted in an annual decrease of approximately $3.5M, effective October 1, 2022.

On June 1, 2023, NJNG submitted its annual cost recovery filing for the SAVEGREEN programs established from 2010 through the present, which would increase annual recoveries by approximately $10.7M. On September 27, 2023, the BPU approved an increase to the EE rate, increasing annual recoveries by $9.0M based on updated information since the initial filing, effective October 1, 2023.

The following table summarizes loans, grants, rebates and related investments as of September 30:

(Thousands)	2023	2022
Loans	$198,600	$175,300
Grants, rebates and related investments	205,200	168,700
Total	$403,800	$344,000

Program recoveries from customers during the fiscal years ended September 30, 2023 and 2022, were $26.3M and $25.8M, respectively. The recovery includes a weighted average cost of capital that ranges from 6.69% to 7.76%, with a return on equity of 9.6% to 10.3%.

Conservation Incentive Program/BGSS

The CIP facilitates normalizing NJNG’s Utility Gross Margin for variances not only due to weather but also other factors affecting customer usage, such as conservation and energy efficiency. Recovery of Utility Gross Margin for the non-weather variance through the CIP is limited to the amount of certain natural gas supply cost savings achieved and is subject to a variable margin revenue test. Additionally, recovery of the CIP Utility Gross Margin is subject to an annual earnings test. An annual review of the CIP must be filed by June 1, coincident with NJNG’s annual BGSS filing, during which NJNG can request rate changes to the CIP.

NJNG’s total utility firm gross margin includes the following adjustments related to the CIP mechanism:

(Thousands)	2023	2022	2021
Weather (1)	$44,675	$22,263	$13,273
Usage	3,276	2,032	(1,852)
Total	$47,951	$24,295	$11,421
(1)Compared with the 20-year average, weather was 13.4%, 8.3% and 6.5% warmer-than-normal during fiscal 2023, 2022 and 2021, respectively.

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

During fiscal 2021, NJNG notified the BPU of its intent to provide BGSS bill credits to residential and small commercial sales customers. The actual bill credits given to customers totaled $20.6M, $19.3M net of tax.

In November 2021, the BPU approved on a preliminary basis a $2.9M increase to the annual revenues credited to BGSS, a $13.0M annual increase related to its balancing charge, as well as changes to CIP rates, which resulted in a $6.3M annual recovery decrease, effective December 1, 2021, and approved on a final basis in May 2022.

In November 2021, NJNG submitted notification of its intent to self-implement an increase to its BGSS rate, which resulted in an approximately $24.2M increase to annual revenues credited to BGSS, effective December 1, 2021.

In June 2022, NJNG submitted its annual petition to modify its BGSS, balancing charge and CIP rates for residential and small business customers, which was approved by the BPU on a preliminary basis in September 2022. This includes an $81.9M increase to the annual revenues credited to BGSS, a $9.0M annual increase related to its balancing charge and a $10.2M increase to CIP rates, effective October 1, 2022, which was approved on a final basis on April 12, 2023.

On April 12, 2023, the BPU approved on a final basis, NJNG’s February 22, 2023 filing that advised the BPU of a bill credit and a reduction to the BGSS rate for residential and small commercial customers, which will reduce recoveries by approximately $29.9M, effective March 1, 2023. Bill credits provided to customers from March 2023 through May 2023 totaled approximately $32.4M.

On June 1, 2023, NJNG filed its annual petition to modify its BGSS, balancing charge and CIP rates for residential and small business customers. This included a $38.6M decrease to the annual revenues credited to BGSS, a $7.4M annual decrease related to its balancing charge and a $27.5M increase to CIP rates, effective October 1, 2023. On September 18, 2023, the BPU approved, on a provisional basis, the filed BGSS and balancing charge changes and a $27.0M increase to CIP rates, based on updated information since the initial filing. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers, and balancing charge revenues are credited to BGSS.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of Utility Gross Margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85% of Utility Gross Margin generated by these programs with firm customers. Utility Gross Margin from incentive programs was $20.0M, $19.6M and $13.4M during the fiscal years ended September 30, 2023, 2022 and 2021, respectively.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Hedging

In order to provide relative price stability to its natural gas supply portfolio, NJNG employs a hedging strategy with the goal of having at least 75% of the Company’s projected winter periodic BGSS natural gas sales volumes hedged by each November 1 and at least 25% of the projected periodic BGSS natural gas sales hedged for the following April-through-March period. The hedging goal is typically achieved with gas in storage and the use of financial instruments to hedge storage injections. NJNG may also use various financial instruments including futures, swaps, options and weather-related products to hedge its future delivery obligations.

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
$35
$30
$25
$20
$15
$10
$5
$0
($ per MMBtu)
Oct
Nov
Dec
Jan
Feb
Mar
Apr
May
June
July
Aug
Sept
2023
2022
2021

(1) Data sourced from Standard & Poor’s Financial Services, LLC Global Platts.

The maximum price per MMBtu was $32.46, $17.69 and $14.57 and the minimum price was $0.67, $2.42 and $0.28 for the fiscal years ended September 30, 2023, 2022 and 2021, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Operating Results and Cash Flow sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Societal Benefits Charge

NJNG’s qualifying customers are eligible for the USF program, which is administered by the New Jersey Department of Community Affairs, to help make energy bills more affordable.

In March 2022, the BPU approved on a final basis NJNG’s annual SBC application to recover remediation expenses, including an increase in the RAC, of approximately $0.6M annually and a decrease to the NJCEP factor of approximately $2.9M, effective April 1, 2022.

In June 2022, NJNG filed its annual USF compliance filing proposing a decrease to the statewide USF rate. In August 2022, an additional update was submitted on behalf of all NJ utilities with actual information through July 31, 2022. In September 2022, the BPU approved a decrease based on the August update, which resulted in an annual decrease of approximately $1.6M, effective October 1, 2022.

In September 2022, NJNG submitted its annual SBC filing to the BPU requesting approval of RAC expenditures through June 30, 2022, as well as an increase to the RAC annual recoveries of $3.8M and an increase to the NJCEP annual recoveries of $2.2M, with a proposed effective date of April 1, 2023. On April 12, 2023, the BPU approved on a final basis, an increase to the RAC annual recoveries of $3.7M and a decrease to the NJCEP annual recoveries of $0.9M, effective May 1, 2023.

On June 28, 2023, NJNG submitted its annual USF filing to the BPU requesting an increase to the statewide USF rate, which will result in a $0.7M increase to annual recoveries. The BPU approved this matter on September 27, 2023, effective October 1, 2023.

On September 11, 2023, NJNG submitted its annual SBC filing to the BPU requesting approval of RAC expenditures through June 2023, as well as an increase to the RAC annual recoveries of $2.4M and an increase to the NJCEP annual recoveries of $5.0M, which would be effective April 1, 2024.

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $169.4M as of September 30, 2023, an increase of $42.3M compared with the prior fiscal period.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

NJNG’s operating results for the fiscal years ended September 30, are as follows:

(Thousands)	2023	2022	2021
Operating revenues (1)	$1,012,633	$1,128,767	$731,796
Operating expenses
Natural gas purchases (2) (3)	425,457	557,232	260,714
Operation and maintenance	226,780	198,546	203,740
Regulatory rider expense (4)	50,542	59,437	38,304
Depreciation and amortization	102,326	94,579	80,045
Total operating expenses	805,105	909,794	582,803
Operating income	207,528	218,973	148,993
Other income, net	13,546	7,686	13,841
Interest expense, net of capitalized interest	56,595	46,394	36,405
Income tax provision	33,065	40,141	19,054
Net income	$131,414	$140,124	$107,375
(1)Includes nonutility revenue of approximately $1.3M, $1.4M and $0.3M for fiscal 2023, 2022 and 2021, respectively, for lease agreements with various NJR subsidiaries leasing office space from NJNG at the Company’s headquarters that commenced in July 2021, which are eliminated in consolidation.
(2)Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.
(3)Includes related party transactions of approximately $9.3M for both fiscal 2023 and 2022, and $13.0M for fiscal 2021, a portion of which is eliminated in consolidation.
(4)Consists of expenses associated with state-mandated programs, the RAC and energy efficiency programs, calculated on a per-therm basis. These expenses are passed through to customers and are offset by corresponding revenues.

Operating Revenues and Natural Gas Purchases

Operating revenues decreased 10.3% during fiscal 2023 compared with fiscal 2022. Natural gas purchases decreased 23.6% during fiscal 2023 compared with fiscal 2022.

The factors contributing to the increases and decreases in operating revenues and natural gas purchases during fiscal 2023, are as follows:

	2023 v. 2022
(Thousands)	Operating revenues	Natural gas purchases
BGSS incentives	$(156,951)	$(157,384)
Bill credits	(31,581)	(31,581)
Firm sales	(24,005)	(19,536)
Average BGSS rates	75,105	75,105
CIP adjustments	23,656	—
Base rate impact	6,927	—
Riders and other (1)	(9,285)	1,621
Total decrease	$(116,134)	$(131,775)
(1)Riders and other includes changes in rider rates, including those related to Energy Efficiency, NJCEP and other programs, which is offset in regulatory rider expense.

Non-GAAP Financial Measures

Management uses Utility Gross Margin, a non-GAAP financial measure, when evaluating the operating results of NJNG. NJNG’s Utility Gross Margin is defined as operating revenues less natural gas purchases, sales tax and regulatory rider expenses. This measure differs from gross margin as presented on a GAAP basis, as it excludes certain operations and maintenance expense and depreciation and amortization. Utility Gross Margin may also not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries. Management believes that Utility

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Gross Margin provides a meaningful basis for evaluating utility operations since natural gas costs, sales tax and regulatory rider expenses are included in operating revenues and passed through to customers and, therefore, have no effect on Utility Gross Margin. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

Utility Gross Margin

A reconciliation of gross margin, the closest GAAP financial measure to NJNG’s Utility Gross Margin for the fiscal years ended September 30, is as follows:

(Thousands)	2023	2022	2021
Operating revenues	$1,012,633	$1,128,767	$731,796
Less:
Natural gas purchases	425,457	557,232	260,714
Operation and maintenance (1)	115,292	93,164	110,364
Regulatory rider expense	50,542	59,437	38,304
Depreciation and amortization	102,326	94,579	80,045
Gross margin	319,016	324,355	242,369
Add:
Operation and maintenance (1)	115,292	93,164	110,364
Depreciation and amortization	102,326	94,579	80,045
Utility Gross Margin	$536,634	$512,098	$432,778
(1)Excludes selling, general and administrative expenses of approximately $111.5M, $102.8M and $97.0M for the fiscal years 2023, 2022 and 2021, respectively.

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

The following provides more information on the components of Utility Gross Margin and associated throughput (Bcf) of natural gas delivered to customers:

	2023		2022		2021
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility Gross Margin/Throughput
Residential	$360,138	43.4	$341,167	45.5	288,723	45.5
Commercial, industrial and other	76,550	8.4	77,629	8.7	64,950	8.7
Firm transportation	76,114	12.1	69,933	13.0	61,870	13.0
Total utility firm gross margin/throughput	512,802	63.9	488,729	67.2	415,543	67.2
BGSS incentive programs	20,020	72.6	19,587	95.2	13,415	95.2
Interruptible/off-tariff agreements	3,812	29.5	3,782	32.4	3,820	32.4
Total Utility Gross Margin/Throughput	$536,634	166.0	$512,098	194.8	$432,778	194.8

Utility Firm Gross Margin

Utility firm gross margin increased $24.1M during fiscal 2023 compared with fiscal 2022, due primarily to an increase in customers along with increased base rates.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
BGSS Incentive Programs

The factors contributing to the change in Utility Gross Margin generated by BGSS incentive programs are as follows:

(Thousands)	2023 v. 2022
Storage	$417
Capacity release	208
Off-system sales	$(192)
Total increase	$433

The increase in BGSS incentive programs was due primarily to increased margins from storage incentive market opportunities and higher capacity release values, partially offset by lower off-system sales volumes.

Other Results

O&M expense increased $28.2M during fiscal 2023 compared with fiscal 2022, due primarily to the deferral of bad debt costs in accordance with the July 2020 BPU deferral order in fiscal 2022 that did not reoccur, as well as an increase in compensation and consulting expenditures.

Depreciation expense increased $7.7M in fiscal 2023, compared with fiscal 2022, as a result of additional utility plant being placed into service.

Interest expense increased $10.2M in fiscal 2023, compared with fiscal 2022, due primarily to increased outstanding long-term debt at higher interest rates.

Other income increased $5.9M during fiscal 2023, compared with fiscal 2022, due primarily to increased AFUDC equity, along with decreased pension and postemployment costs.

Income taxes decreased $7.1M during fiscal 2023, compared with fiscal 2022, due to lower income before income taxes.

Net income decreased $8.7M during fiscal 2023, compared with fiscal 2022, due primarily to increased O&M, depreciation and interest expenses, partially offset by higher Utility Gross Margin, as previously discussed.

Clean Energy Ventures

Overview

CEV actively pursues opportunities in the renewable energy markets. CEV enters into various agreements to install solar net-metered systems for residential and commercial customers, as well as large commercial grid-connected projects. In addition, CEV enters into various long-term agreements, including PPAs, to supply energy from commercial solar projects.

Capital expenditures related to clean energy projects are subject to change due to a variety of factors that may affect our ability to commence operations at these projects on a timely basis or at all, including logistics associated with the start-up of residential and commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, any delays related to electric grid interconnection, economic trends, unforeseen events and the ability to access capital or allocation of capital to other investments or business opportunities. CEV is also subject to various risks, which may include impacts to residential solar customer growth and customer collections, our ability to identify and develop commercial solar asset investments, impacts to our supply chain and our ability to source materials for construction.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Solar

Solar projects placed in service and related expenditures for the fiscal years ended September 30, are as follows:

($ in Thousands)	2023			2022			2021
Placed in service	Projects	MW	Costs	Projects	MW	Costs	Projects	MW	Costs
Grid-connected (1) (2)	5	42.0	$106,558	3	14.0	$31,411	1	2.9	$3,433
Net-metered:
Commercial (1) (3)	5	36.1	50,610	2	1.0	2,440	1	2.7	5,576
Residential	339	4.1	12,677	360	3.9	11,544	421	4.8	13,885
Total placed in service	349	82.2	$169,845	365	18.9	$45,395	423	10.4	$22,894
(1)Includes projects subject to sale leaseback arrangements.
(2)Includes an operational 2.9 MW commercial solar project acquired in December 2020.
(3)Includes two operational commercial solar projects acquired in July 2023, totaling 20.7 MW.

CEV has approximately 468.8 MW of solar capacity in service. Projects that were placed in service through December 31, 2019, qualified for a 30% federal ITC. The credit declined to 26% for property under construction during 2020. In December 2020, the 26% federal ITC was extended through the end of 2022. Following the signing of the Inflation Reduction Act into law in August 2022, the federal ITC was restored to 30% through the end of 2032. There are additional opportunities to increase the credit amount up to 20% for certain facilities that are placed in service after December 31, 2022, based upon the type of project and location. ITC-eligible projects placed in service prior to the enactment of the Inflation Reduction Act are not impacted by the change.

CEV may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. The Company will continue to operate the solar assets and is responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first 5 years of in-service life, CEV recognizes the equivalent value of the ITC in other income on the Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. During fiscal 2023, 2022 and 2021, CEV received proceeds of $167.8M, $24.1M and $17.7M, respectively, in connection with the sale leaseback of commercial solar assets.

As part of its solar investment portfolio, CEV operates a residential and small commercial solar program, The Sunlight Advantage®, that provides qualifying homeowners and small business owners the opportunity to have a solar system installed at their home or place of business with no installation or maintenance expenses. CEV owns, operates and maintains the system over the life of the contract in exchange for monthly payments.

For solar installations placed in-service in New Jersey prior to April 30, 2020, each MWh of electricity produced creates an SREC that represents the renewable energy attribute of the solar-electricity generated that can be sold to third parties, predominantly load-serving entities that are required to comply with the solar requirements under New Jersey’s renewable portfolio standard.

Following the close of the SREC market in New Jersey, the BPU established the TREC as the successor program to the SREC program. TRECs provide a fixed compensation base multiplied by an assigned project factor in order to determine their value. The project factor is determined by the type and location of the project, as defined. All TRECs generated are required to be purchased monthly by a TREC program administrator as appointed by the BPU.

In July 2021, the BPU established a new successor solar incentive program. This Administratively Determined Incentive Program, which we refer to as SREC IIs, provides administratively set incentives for net metered residential projects and net metered non-residential projects of 5 MW or less.

In December 2022, the BPU established the Competitive Solar Incentive Program, which will serve as the permanent program within the successor solar incentive program and provide incentives to larger solar facilities. It is open to qualifying grid supply solar facilities, non-residential net metered solar installations with a capacity greater than 5MW, and eligible grid supply solar facilities installed in combination with energy storage.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
REC activity consisted of the following:

	Inventory balance as of October 1,	RECs		Inventory balance as of September 30,	Average
		Generated	Delivered		Sale Price
2023
SRECs	116,005	422,039	(393,906)	144,138	$202
TRECs (1)	10,759	80,520	(81,159)	10,120	$144
SREC IIs (1)	247	10,260	(4,494)	6,013	$90
2022
SRECs (2)	108,104	425,453	(417,305)	116,252	$202
TRECs	6,944	38,914	(35,099)	10,759	$139
2021
SRECs	35,011	406,118	(333,025)	108,104	$196
TRECs (1)	9,270	31,767	(34,093)	6,944	$144
(1)The TRECs’ and SREC IIs’ inventory balance is due to the timing of the generation of the RECs and the delivery of the RECs by the state administrator, which is typically on a one month lag.
(2)Fiscal 2022 included 247 SREC IIs within SRECs, which are shown separately in fiscal 2023. There were no SREC IIs generated during fiscal 2021.

CEV hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory of SRECs related to CEV’s in-service commercial and residential assets at September 30, 2023:

Energy Year (1)	Percent of SRECs Hedged
2024	100%
2025	89%
2026	80%
2027	24%
(1)Energy years are compliance periods for New Jersey’s renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of RECs by our solar assets. All related costs are included as a component of O&M expenses on the Consolidated Statements of Operations, including such expenses as facility maintenance and broker fees.

Operating Results

CEV’s financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2023	2022	2021
Operating revenues	$124,131	$128,280	$95,275
Operating expenses
Operation and maintenance	40,089	40,706	36,715
Depreciation and amortization	25,320	21,396	20,567
Total operating expenses	65,409	62,102	57,282
Operating income	58,722	66,178	37,993
Other income, net	6,622	6,554	6,392
Interest expense, net	28,569	21,968	22,548
Income tax (benefit) provision	(7,683)	11,361	5,048
Net income	$44,458	$39,403	$16,789

Operating revenues decreased $4.1M in fiscal 2023, compared with fiscal 2022, due primarily to decreased SREC and electricity sales, partially offset by increased TREC sales.

Depreciation expense increased $3.9M in fiscal 2023, compared with fiscal 2022, due primarily to additional solar assets placed in service.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Income tax benefit increased $19.0M during fiscal 2023, compared with fiscal 2022, due primarily to the reversal of a valuation allowance for certain deferred tax assets.

Net income in fiscal 2023 increased $5.1M, compared with fiscal 2022, due primarily to the increased income tax benefit, partially offset by decreased operating revenues and higher depreciation expense, as previously discussed.

Energy Services

Overview

ES markets and sells natural gas to wholesale and retail customers and manages natural gas transportation and storage assets throughout major market areas across North America. ES maintains a strategic portfolio of natural gas transportation and storage contracts that it utilizes in conjunction with its market expertise to provide service and value to its customers. Availability of these transportation and storage contracts allows ES to generate market opportunities by capturing price differentials over specific time horizons and between geographic market locations.

ES also provides management of transportation and storage assets for natural gas producers and regulated utilities. These management transactions typically involve the release of producer/utility-owned storage and/or transportation capacity in combination with an obligation to either purchase and/or deliver physical natural gas. In addition to the contractual purchase and/or sale of physical natural gas, ES generates or pays fee-based margin in exchange for its active management and may provide the producer and/or utility with additional margin based on actual results.

In conjunction with the active management of these contracts, ES generates Financial Margin by identifying market opportunities and simultaneously entering into natural gas purchase/sale, storage or transportation contracts and financial derivative contracts. In cases where storage is utilized to fulfill these contracts, these forecast sales and/or purchases are economically hedged through the use of financial derivative contracts. The financial derivative contracts consist primarily of exchange-traded futures, options and swap contracts, and are frequently used to lock in anticipated transactional cash flows and to help manage volatility in natural gas market prices. Generally, when its transportation and storage contracts are exposed to periods of increased market volatility, ES is able to implement strategies that allow it to capture margin by improving the respective time or geographic spreads on a forward basis.

ES accounts for its physical commodity contracts and its financial derivative instruments at fair value on the Consolidated Balance Sheets. Changes in the fair value of physical commodity contracts and financial derivative instruments are included in earnings as a component of operating revenues or natural gas purchases on the Consolidated Statements of Operations. Volatility in reported net income at ES can occur over periods of time due to changes in the fair value of derivatives, as well as timing differences related to certain transactions. Unrealized gains and losses can fluctuate as a result of changes in the price of natural gas, SRECs and foreign currency from the original transaction price. Volatility in earnings can also occur as a result of timing differences between the settlement of financial derivatives and the sale of the underlying physical commodity. For example, when a financial instrument settles and the physical natural gas is injected into inventory, the realized gains and losses associated with the financial instrument are recognized in earnings. However, the gains and losses associated with the physical natural gas are not recognized in earnings until the natural gas inventory is withdrawn from storage and sold, at which time ES realizes the entire margin on the transaction.

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services, and ES may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500M, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced in November 2021. NJR will receive a total of approximately $260M in cash from fiscal 2022 through fiscal 2024 and $34M per year from fiscal 2025 through fiscal 2031 under the agreements. During fiscal 2023 and 2022, ES recognized $48.5M and $53.0M, respectively, of operating revenue on the Consolidated Statements of Operations. Amounts received in excess of revenue, totaling $58.7M and $33.8M as of September 30, 2023 and 2022, respectively, are included in deferred revenue on the Consolidated Balance Sheets.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

ES’s financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2023	2022	2021
Operating revenues (1)	$691,616	$1,529,272	$1,228,420
Operating expenses
Natural gas purchases (including demand charges (2)(3))	558,932	1,394,405	1,098,261
Operation and maintenance	19,351	39,080	50,885
Depreciation and amortization	221	148	111
Total operating expenses	578,504	1,433,633	1,149,257
Operating income	113,112	95,639	79,163
Other income, net	1,479	512	369
Interest expense, net	11,400	4,725	2,204
Income tax provision	24,343	21,776	18,371
Net income	$78,848	$69,650	$58,957
(1)Includes related party transactions of approximately $10.2M, $0.1M and $(0.4)M for fiscal 2023, 2022 and 2021, respectively, which are eliminated in consolidation.
(2)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to 10 years.
(3)Includes related party transactions of approximately $0.9M, $1.0M and $0.8M for fiscal 2023, 2022 and 2021, respectively, a portion of which is eliminated in consolidation.

ES’s portfolio of financial derivative instruments is composed of:

(in Bcf)	2023	2022	2021
Net short futures and swaps contracts	6.9	0.7	13.7

During fiscal 2023, 2022 and 2021 the net short position resulted in unrealized gains (losses) of $16.2M, $(8.5)M and $(53.5)M, respectively.

Operating revenues decreased $837.7M and natural gas purchases decreased $835.5M during fiscal 2023, compared with fiscal 2022, due primarily to a 45.2% decrease in natural gas prices, partially offset by periods of volatility in natural gas prices during the first two quarters of fiscal 2023.

Future results at ES are contingent upon natural gas market price volatility driven by variations in both the supply and demand balances caused by weather and other factors. As a result, variations in weather patterns in the key market areas served may affect earnings during the fiscal year. Changes in market fundamentals, such as an increase in supply and decrease in demand due to warmer temperatures and reduced volatility, can negatively impact ES’s earnings. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Natural Gas Distribution for TETCO M-3 Daily Prices, which illustrates the daily natural gas prices in the Northeast market region.

O&M expense decreased $19.7M during fiscal 2023, compared with fiscal 2022, due primarily to a reduction in the reserve for bad debt, and decreases in charitable contributions and compensation costs.

Interest expense increased $6.7M during fiscal 2023, compared with fiscal 2022, due primarily to increased borrowings at higher interest rates.

Net income increased $9.2M during fiscal 2023, compared with fiscal 2022, due primarily to increased operating income, partially offset by higher interest expense, as previously discussed.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Non-GAAP Financial Measures

Management uses Financial Margin and NFE, non-GAAP financial measures, when evaluating the operating results of ES. Financial Margin and NFE are based on removing timing differences associated with certain derivative instruments. GAAP also requires us, during the interim periods, to estimate our annual effective tax rate and use this rate to calculate the year-to-date tax provision. We also determine an annual estimated effective tax rate for NFE purposes and calculate a quarterly tax adjustment based on the differences between our forecasted net income and our forecasted NFE for the fiscal year. This adjustment is applied to ES, as the adjustment primarily relates to timing differences associated with certain derivative instruments that impact the estimate of the annual effective tax rate for NFE. No adjustment is needed during the fourth quarter, since the actual effective tax rate is calculated at year end.

Management views these measures as representative of the overall expected economic result and uses these measures to compare ES’s results against established benchmarks and earnings targets, as these measures eliminate the impact of volatility on GAAP earnings as a result of timing differences associated with the settlement of derivative instruments. To the extent that there are unanticipated impacts from changes in the market value related to the effectiveness of economic hedges, ES’s actual non-GAAP results can differ from the results anticipated at the outset of the transaction. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

When ES reconciles the most directly comparable GAAP measure to both Financial Margin and NFE, the current period unrealized gains and losses on derivatives are excluded as a reconciling item. Financial Margin and NFE also exclude the effects of economic hedging of the value of our natural gas in storage and, therefore, only include realized gains and losses related to natural gas withdrawn from storage, effectively matching the full earnings effects of the derivatives with realized margins on the related physical natural gas flows. Financial Margin differs from gross margin as defined on a GAAP basis, as it excludes certain operations and maintenance expense and depreciation and amortization as well as the effects of derivatives as discussed above.

Financial Margin

A reconciliation of gross margin, the closest GAAP financial measure, to ES’s Financial Margin is as follows:

(Thousands)		2023	2022	2021
Operating revenues		$691,616	$1,529,272	$1,228,420
Less:
Natural gas purchases		558,932	1,394,405	1,098,261
Operation and maintenance (1)		20,199	23,709	33,263
Depreciation and amortization		221	148	111
Gross margin		112,264	111,010	96,785
Add:
Operation and maintenance (1)		20,199	23,709	33,263
Depreciation and amortization		221	148	111
Unrealized (gain) loss on derivative instruments and related transactions	(2)	(48,251)	(60,000)	58,362
Effects of economic hedging related to natural gas inventory (3)		34,699	19,939	(42,405)
Financial margin		$119,132	$94,806	$146,116
(1)Excludes general and administrative expenses of $(0.8)M, $15.4M and $17.6M for fiscal 2023, 2022 and 2021, respectively.
(2)Includes unrealized losses (gains) related to an intercompany transaction between NJNG and ES that have been eliminated in consolidation of approximately $7.8M, $0.1M and $(3.2)M, net of taxes for fiscal 2023, 2022 and 2021, respectively.
(3)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

Financial Margin increased $24.3M during fiscal 2023, compared with fiscal 2022, due primarily to higher natural gas price volatility in December 2022 and February 2023, as a result of cold weather in regions where ES had contracted rights to transportation and storage assets.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Net Financial Earnings

A reconciliation of ES’s net income, the most directly comparable GAAP financial measure to NFE, is as follows for the fiscal years ended September 30:

(Thousands)	2023	2022	2021
Net income	$78,848	$69,650	$58,957
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(48,251)	(60,000)	58,362
Tax effect (1)	11,467	14,270	(13,875)
Effects of economic hedging related to natural gas inventory	34,699	19,939	(42,405)
Tax effect	(8,246)	(4,738)	10,078
Net financial earnings	$68,517	$39,121	$71,117
(1)Includes taxes related to an intercompany transaction between NJNG and ES that have been eliminated in consolidation of approximately $(2.4)M and $1.0M for fiscal 2023 and 2021, respectively. Taxes that were eliminated in consolidation during fiscal 2022 were immaterial.

NFE increased $29.4M during fiscal 2023, compared with fiscal 2022, due primarily to higher Financial Margin, as previously discussed.

Future results are subject to ES’s ability to expand its wholesale sales and service activities and are contingent upon many other factors, including an adequate number of appropriate and credit-qualified counterparties in an active and liquid natural marketplace; volatility in the natural gas market due to weather or other fundamental market factors impacting supply and/or demand; transportation, storage and/or other market arbitrage opportunities; sufficient liquidity in the overall energy trading market; and continued access to liquidity in the capital markets.

Storage and Transportation

Overview

S&T invests in natural gas assets, such as natural gas transportation and storage facilities. We believe that acquiring, owning and developing these storage and transportation assets, which operate under a tariff structure that has either cost- or market-based rates, can provide us a growth opportunity. S&T is subject to various risks, including the construction, development and operation of our transportation and storage assets, obtaining necessary governmental, environmental and regulatory approvals, our ability to obtain necessary property rights and our ability to obtain financing at reasonable costs for the construction, operation and maintenance of our assets.

S&T is comprised of Leaf River, a 32.2M Dth salt dome natural gas storage facility that operates under market-based rates, and Adelphia, an existing 84-mile pipeline in southeastern Pennsylvania. Adelphia operates under cost-of-service rates but can enter into negotiated rates with counterparties. The northern portion of the pipeline was operational upon acquisition, and it currently serves two natural gas generation facilities. In October 2020, we began the conversion of the southern zone of the pipeline to natural gas, which became fully operational in September 2022.

S&T also has a 50% ownership interest in Steckman Ridge, a storage facility located in western Pennsylvania that operates under market-based rates. As of September 30, 2023, our investment in Steckman Ridge was $104.1M.

S&T also has a 20% interest in PennEast, a partnership whose purpose was to construct and operate a 120-mile natural gas pipeline that would have extended from northeast Pennsylvania to western New Jersey. PennEast received a Certificate of Public Convenience and Necessity for the project from FERC in January 2018. However, because of numerous regulatory and legal challenges, we evaluated our equity investment in PennEast for impairment during fiscal 2021, and determined that it was other-than-temporarily impaired. We estimated the fair value of our investment in PennEast using probability weighted scenarios assigned to discounted future cash flows. The impairment was the result of management’s estimates and assumptions regarding the likelihood of certain outcomes related to required regulatory approvals and pending legal matters, the timing and magnitude of construction costs and in-service dates, the evaluation of the current environmental and political climate as it relates to interstate pipeline development, and transportation capacity revenues and discount rates.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
In December 2021, the FERC dismissed PennEast’s pending applications. The order vacated the certificate authorization for the PennEast pipeline project in light of PennEast’s response to FERC staff’s November 2021 request for a status update, in which PennEast informed the Commission it is no longer developing the project.

During fiscal 2022, the PennEast board of managers approved cash distributions to members of the partnership following the sale of certain project-related assets and refunds of interconnection fees received from interstate pipelines. The return of capital received by the Company, which totaled $11.0M, reduced the remaining carrying value of its equity method investment in PennEast to zero, with the excess recorded in equity in earnings (loss) of affiliates in the Consolidated Statements of Operations. The Company received additional return of capital of $0.3M during fiscal 2023, which is recognized in equity in earnings of affiliates in the Consolidated Statements of Operations.

Operating Results

The financial results of S&T for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2023	2022	2021
Operating revenues (1)	$92,859	$67,735	$51,020
Operating expenses
Natural gas purchases	1,601	2,702	1,266
Operation and maintenance	34,648	30,568	29,135
Depreciation and amortization	24,185	12,302	9,960
Total operating expenses	60,434	45,572	40,361
Operating income	32,425	22,163	10,659
Other income, net	6,850	8,546	5,931
Interest expense, net	25,803	12,097	13,348
Income tax provision (benefit)	3,444	1,879	(10,043)
Equity in earnings (loss) of affiliates	3,126	9,865	(81,072)
Net income (loss)	$13,154	$26,598	$(67,787)
(1)Includes related party transactions of approximately $4.2M, $2.4M and $1.8M for the fiscal years ended September 30, 2023, 2022 and 2021, respectively, which are eliminated in consolidation.

Operating revenue increased $25.1M during fiscal 2023, compared with fiscal 2022, due primarily to increased fixed price contract revenue for Adelphia and increased hub services revenue for Leaf River.

O&M expense increased $4.1M during fiscal 2023, compared with fiscal 2022, due primarily to increased property taxes and contractor expenses.

Depreciation expense increased $11.9M during fiscal 2023, compared with fiscal 2022, due primarily to the southern portion of Adelphia, which was placed in service in September 2022.

Interest expense increased $13.7M during fiscal 2023, compared with fiscal 2022, due primarily to increased borrowings and higher interest rates.

Equity in earnings of affiliates decreased $6.7M during fiscal 2023, compared with fiscal 2022, due primarily to a decreased return of capital related to our equity method investment in PennEast, as previously discussed.

Net income decreased $13.4M during fiscal 2023, compared with fiscal 2022, due primarily to increased O&M, depreciation and interest expense, along with decreased equity in earnings of affiliates, partially offset by higher operating revenue, as previously discussed.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Non-GAAP Financial Measures

Management uses NFE, a non-GAAP financial measure, when evaluating the operating results of S&T. Certain transactions associated with equity method investments and their impact, including impairment charges, which are non-cash charges, and the return of capital in excess of the carrying value of our investment, are excluded for NFE purposes. The details of such adjustments can be found in the table below. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP, and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

A reconciliation of S&T’s net income, the most directly comparable GAAP financial measure to NFE, is as follows:

(Thousands)	2023	2022	2021
Net income (loss)	$13,154	$26,598	$(67,787)
Add:
(Gain on) impairment of equity method investment	(300)	(5,521)	92,000
Tax effect	(19)	1,377	(11,167)
Net financial earnings	$12,835	$22,454	$13,046

NFE decreased $9.6M during fiscal 2023, compared with fiscal 2022, due primarily to increased O&M, depreciation and interest expense, partially offset by higher operating revenue, as previously discussed.

Home Services and Other

Overview

The financial results of HSO consist primarily of the operating results of NJRHS. NJRHS provides service, sales and installation of appliances to service contract customers and has been focused on growing its installation business and expanding its service contract customer base. HSO also includes organizational expenses incurred at NJR.

Operating Results

The condensed financial results of HSO for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2023	2022	2021
Operating revenues	$57,638	$56,182	$52,229

Income (loss) before income taxes	$3,281	$278	$(1,022)
Income tax (benefit) provision	(1,477)	1,059	(196)
Net income (loss)	$4,758	$(781)	$(826)

Operating revenues increased $1.5M during fiscal 2023, compared with fiscal 2022, due primarily to increased service contract and installation revenue at NJRHS.

Net income increased $5.5M during fiscal 2023, compared with fiscal 2022, due primarily to increased revenue, as previously discussed, along with decreased pension costs and increased income tax benefit.

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each reporting segment and other business operations and provides adequate financial flexibility for accessing capital markets as required. Our consolidated capital structure as of September 30, was as follows:

	2023	2022
Common stock equity	39%	38%
Long-term debt	54	52
Short-term debt	7	10
Total	100%	100%

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $15.0M and $14.7M of equity through the DRP during fiscal 2023 and 2022, respectively. We also raised approximately $42.8M of equity by issuing approximately 948,000 shares through the waiver discount feature of the DRP during fiscal 2023. There were no shares issued through the waiver discount feature during fiscal 2022.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which has been expanded seven times since the inception of the program, authorizing a total of 19.5M shares of common stock for repurchase. As of September 30, 2023, we had repurchased a total of approximately 17.8M of those shares and may repurchase an additional 1.7M shares under the approved program. There were no shares repurchased during fiscal 2023 and 2022.

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

We believe that our existing borrowing availability, equity proceeds and cash flows from operations will be sufficient to satisfy our working capital, capital expenditures and dividend requirements for at least the next 12 months. NJR, NJNG, CEV, S&T and ES currently anticipate that each of their financing requirements for the next 12 months will be met primarily through the issuance of short- and long-term debt, and meter or solar asset sale leasebacks.

We believe that as of September 30, 2023, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

Short-Term Debt

We use our short-term borrowings primarily to finance ES’s short-term liquidity needs, S&T investments, share repurchases and, on an initial basis, CEV’s investments. ES’s use of high-volume storage facilities and anticipated pipeline park and loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

As of September 30, 2023, NJR had a revolving credit facility totaling $650M, with $427.0M available under the facility.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250M NJNG Credit Facility. As of September 30, 2023, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $214.5M.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Short-term borrowings were as follows:

Twelve Months Ended
(Thousands)	September 30, 2023
NJR
Notes Payable to banks:
Balance at end of period	$217,300
Weighted average interest rate at end of period	6.53%
Average balance for the period	$254,932
Weighted average interest rate for average balance	5.78%
Month end maximum for the period	$465,000
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$34,800
Weighted average interest rate at end of period	5.48%
Average balance for the period	$40,685
Weighted average interest rate for average balance	4.82%
Month end maximum for the period	$111,800

Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG’s short-term borrowings tend to peak in the November through January time frame.

NJR

On August 30, 2022, NJR entered into a First Amendment to NJR’s Second Amended and Restated Credit Agreement governing a $650M NJR Credit Facility with a maturity date of September 2, 2027. The NJR Credit Facility is subject to a one-year extension beyond that date and includes an accordion feature, which allows NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in increments of $50M with the total revolving credit commitments not exceeding $750M. The NJR Credit Facility also permits the borrowing of revolving loans and swingline loans, as well as a $75M sublimit for the issuance of letters of credit. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility. The credit facility is used primarily to finance its share repurchases, to satisfy ES’s short-term liquidity needs and to finance, on an initial basis, unregulated investments.

As of September 30, 2023, NJR had seven letters of credit outstanding totaling $5.7M, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

In February 2022, NJR entered into a 364-day $150M term loan credit agreement with an interest rate based on SOFR plus 0.85%, that expired on February 7, 2023. The Company borrowed $50M on February 9, 2022 and $100M on February 14, 2022 under the term loan, which was paid in full at expiration of the term loan agreement.

Based on its average borrowings during fiscal 2023, NJR’s average interest rate was 5.78%, resulting in interest expense of approximately $14.3M. Based on average borrowings of $254.9M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $2.6M during fiscal 2023.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

On August 30, 2022, NJNG amended the Second Amended and Restated Credit Agreement governing a $250M NJNG Credit Facility with a maturity date of September 2, 2027. The NJNG Credit Facility is subject to a one-year extension beyond that date and includes an accordion feature, which would allow NJNG, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJNG Credit Facility in minimum increments of $50M up to a maximum of $100M. The NJNG Credit Facility also permits the borrowing of revolving loans and swingline loans, as well as a $30M sublimit for the issuance of letters of credit.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
As of September 30, 2023, NJNG had two letters of credit outstanding for $0.7M, which reduced the amount available under the NJNG Credit Facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during fiscal 2023, NJNG’s average interest rate was 4.82%, resulting in interest expense of $1.5M. Based on average borrowings of $40.7M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $0.3M during fiscal 2023.

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

Long-Term Debt

NJR

As of September 30, 2023, NJR had the following outstanding:
•$100M of 3.48% senior notes due November 7, 2024;
•$100M of 3.54% senior notes due August 18, 2026;
•$110M of 4.38% senior notes due June 23, 2027;
•$100M of 3.96% senior notes due June 8, 2028;
•$150M of 3.29% senior notes due July 17, 2029;
•$130M of 3.50% senior notes due July 23, 2030;
•$130M of 3.60% senior notes due July 23, 2032;
•$80M of 3.25% senior notes due September 1, 2033;
•$120M of 3.13% senior notes due September 1, 2031;
•$50M of 3.64% senior notes due September 19, 2034; and
•$50M of 6.14% senior notes due December 15, 2032.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
On October 24, 2022, NJR entered into a Note Purchase Agreement, which closed on December 15, 2022, under which NJR issued $50M senior notes at a fixed rate of 6.14%, maturing in 2032. The senior notes are unsecured and guaranteed by certain unregulated subsidiaries of NJR.

Neither NJNG nor its assets are obligated or pledged to support NJR’s long-term debt.

NJNG

As of September 30, 2023, NJNG’s long-term debt consisted of $1.5B in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2061, and $22.9M in finance leases with various maturities ranging from 2024 to 2028.

On October 24, 2022, NJNG entered into a Note Purchase Agreement under which it sold $125M of its senior notes at an interest rate of 5.47%, maturing in 2052.

On September 28, 2023, NJNG entered into a Note Purchase Agreement for $100M aggregate principal amount of its senior notes consisting of $50M of 5.56% senior notes due September 28, 2033, which closed on September 28, 2023, and $50M of 5.85% senior notes due October 30, 2053, which closed on October 30, 2023.

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

Long-Term Debt Covenants and Default Provisions

The NJR and NJNG long-term debt instruments contain customary representations and warranties for transactions of their type. They also contain customary events of default and certain covenants that will limit NJR or NJNG’s ability beyond agreed upon thresholds to, among other things:

•incur additional debt (including a covenant that limits the amount of consolidated total debt of the borrower at the end of a fiscal quarter to 70% for NJR and 65% for NJNG of the consolidated total capitalization of the borrower, as those terms are defined in the applicable agreements, and a covenant limiting priority debt to 20% of the borrower’s consolidated total capitalization, as those terms are defined in the applicable agreements);
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
•failure to pay or provide for judgments in excess of $30M in aggregate amount within 60 days of the entry thereof; or
•certain events that are or could be the basis of a bankruptcy, reorganization, insolvency or receivership proceeding.

Upon the occurrence and continuance of such an Event of Default, the Mortgage Indenture, subject to any provisions of law applicable thereto, provides that the Trustee may take possession and conduct the business of NJNG, may sell the trust estate or proceed to foreclose the lien of the Mortgage Indenture. The interest rate on defaulted principal and interest, to the extent permitted by law, on the FMBs issued under the Mortgage Indenture is the rate stated in the applicable supplement or, if no such rate is stated, 6% per annum.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Sale Leaseback

NJNG

NJNG received $8.4M and $17.3M in fiscal 2023 and 2022, respectively, in connection with the sale leaseback of its natural gas meters. These transactions are treated as financing obligations that are paid over the term of the arrangement, and NJNG has the option to purchase the meters back at fair value upon expiration. NJNG continues to evaluate this sale leaseback program based on current market conditions. Natural gas meters are excepted and excluded from the lien on NJNG property under the Mortgage Indenture. There were no natural gas meter sale leasebacks recorded during fiscal 2021.

CEV

CEV enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are considered failed sale leasebacks for accounting purposes and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. CEV continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During fiscal 2023, 2022 and 2021, CEV received proceeds of $167.8M, $24.1M and $17.7M, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Consolidated Balance Sheets.

Contractual Obligations and Capital Expenditures

As of September 30, 2023, there were NJR guarantees covering approximately $192.3M of natural gas purchases and ES demand fee commitments and nine outstanding letters of credit totaling $6.4M, as previously mentioned, not yet reflected in accounts payable on the Consolidated Balance Sheets.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events and the ability to access capital.

NJNG’s total capital expenditures spent or accrued during fiscal 2023 were $394.6M. During fiscal 2024 capital expenditures are projected to be between $387M and $440M. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of September 30, 2023, NJNG’s future MGP expenditures are estimated to be $169.4M. For a more detailed description of MGP expenditures, see Note 14. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements.

During fiscal 2023, S&T had capital expenditures spent or accrued for the Adelphia project totaling $18.8M, and capital expenditures spent or accrued for Leaf River totaling $12.2M. During fiscal 2024, we expect expenditures related to the Adelphia project to be between $8M and $12M and expenditures related to Leaf River to be between $25M and $35M.

During fiscal 2023, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were $110.4M. CEV’s expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, CEV enters into agreements to install solar equipment involving both residential and commercial projects. We estimate solar-related capital expenditures for projects placed in service during fiscal 2024 to be between $140M and $204M.

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

ES does not currently anticipate any significant capital expenditures during fiscal 2024 and 2025.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services, and ES may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500M, payable through November 1, 2030. The AMAs include a series of initial and permanent releases which commenced in November 2021. NJR will receive a total of approximately $260M in cash from fiscal 2022 through fiscal 2024 and $34M per year from fiscal 2025 through fiscal 2031 under the agreements. During fiscal 2023 and 2022, ES recognized $48.5M and $53.0M, respectively, of operating revenue on the Consolidated Statements of Operations. Amounts received in excess of revenue, totaling $58.7M and $33.8M as of September 30, 2023 and 2022, respectively, are included in deferred revenue on the Consolidated Balance Sheets.

Cash Flows

Operating Activities

Cash flows from operating activities during fiscal 2023 totaled $479.0M compared with $323.5M during fiscal 2022. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

The increase of $155.5M in cash flows from operating activities during fiscal 2023, compared with fiscal 2022, was due primarily to decreased working capital requirements related to the decline in natural gas prices.

Investing Activities

Cash flows used in investing activities totaled $538.6M during fiscal 2023, compared with $590.6M during fiscal 2022. The decrease of $52.0M was due primarily to lower capital expenditures for S&T related to the conversion of the southern portion of Adelphia’s pipeline to natural gas, which was placed into service during September 2022, along with decreased solar asset expenditures, partially offset by increased utility plant expenditures.

Financing Activities

Financing cash flows generally are seasonal in nature and are impacted by the volatility in pricing in the natural gas and other energy markets. NJNG’s inventory levels are built up during its natural gas injection season (April through October) and reduced during withdrawal season (November through March) in response to the supply requirements of its customers. Changes in financing cash flows can also be impacted by natural gas management and marketing activities at ES and clean energy investments at CEV.

Cash flows from financing activities totaled $59.7M during fiscal 2023, compared with $262.5M during fiscal 2022. The decrease of $202.8M is due primarily to the repayment of the term loan of $150.0M that was borrowed during fiscal 2022, decreased long-term debt proceeds of $135.0M, partially offset by an increase in proceeds of $143.7M from solar sale leasebacks, a decrease in payments of short-term debt of $81.5M and an increase of $42.8M from the waiver discount issuance of common stock.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Credit Ratings

The table below summarizes NJNG’s credit ratings as of September 30, 2023, issued by two rating entities, Moody’s and Fitch:

	Moody’s	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-2	F-2
Senior Secured	A1	A+
Ratings Outlook	Stable	Stable

The Fitch ratings and outlook were reaffirmed on April 24, 2023. The Moody’s ratings and outlook were reaffirmed on September 29, 2023. NJNG’s Moody’s and Fitch ratings are investment-grade ratings. NJR is not rated by Moody’s or Fitch.

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

Our regulated and unregulated businesses are subject to market risk due to fluctuations in the price of natural gas. To economically hedge against such fluctuations, we have entered into forwards, futures, options and swap agreements. To manage these derivative instruments, we have well-defined risk management policies and procedures that include daily monitoring of volumetric limits and monetary guidelines. Our natural gas businesses are conducted through two of our operating subsidiaries. NJNG is a regulated utility that uses futures, options and swaps to provide relative price stability, and its recovery of natural gas costs is governed by the BPU. ES uses futures, options, swaps and physical contracts to economically hedge purchases and sales of natural gas.

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2022	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2023
NJNG	$(6,196)	$(27,752)	$(40,038)	$6,090
ES	(6,686)	83,704	60,840	16,178
Total	$(12,882)	$55,952	$20,802	$22,268

There were no changes in methods of valuations during the fiscal year ended September 30, 2023.

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following is a summary of fair market value of financial derivatives as of September 30, 2023, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2024	2025	2026 - 2028	After 2028	Total Fair Value
Price based on ICE	$21,604	$593	$71	$—	$22,268

The following is a summary of financial derivatives by type as of September 30, 2023:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	32.1	$0.97 - $5.89	$6,090
ES	Futures	(6.9)	$0.00 - $6.87	16,178
Total				$22,268

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2022	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2023
NJNG - Prices based on other external data	$241	(26,852)	(26,166)	$(445)
ES - Prices based on other external data	(20,379)	14,249	7,486	(13,616)
Total	$(20,138)	(12,603)	(18,680)	$(14,061)

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10% movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $3.6M. This analysis does not include potential changes to reported credit adjustments embedded in the $14.4M reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(1,805)	$(3,611)	$(5,417)	$(7,222)
Ending derivative fair value	$14,392	$12,587	$10,781	$8,975	$7,170

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$1,805	$3,611	$5,417	$7,222
Ending derivative fair value	$14,392	$16,197	$18,003	$19,809	$21,614

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of September 30, 2023. Gross credit exposure for ES is defined as the unrealized fair value of derivative and energy trading contracts, plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for S&T is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented in the next tables exclude accounts receivable for NJNG retail natural gas sales and services.

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
ES’s, CEV’s and S&T’s counterparty credit exposure as of September 30, 2023, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$105,765	$102,746
Noninvestment grade	4,548	372
Internally-rated investment grade	19,549	18,802
Internally-rated noninvestment grade	19,897	16,850
Total	$149,759	$138,770

NJNG’s counterparty credit exposure as of September 30, 2023, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$13,464	$13,112
Noninvestment grade	227	—
Internally-rated investment grade	794	679
Internally-rated noninvestment grade	256	192
Total	$14,741	$13,983

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

Effects of Interest Rate and Foreign Currency Rate Fluctuations

We are also exposed to changes in interest rates on our debt hedges, variable rate debt and changes in foreign currency rates for our business conducted in Canada using Canadian dollars. We do not believe an immediate 10% increase or decrease in interest rates or foreign currency rates would have a material effect on our operating results or cash flows.

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of September 30, 2023, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023, which appears herein.

November 21, 2023

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of New Jersey Resources Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, common stock equity, and cash flows, for each of the three years in the period ended September 30, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty around the impact of regulatory orders on the financial statements, including the probability of both recovery in rates of incurred costs, and refunds to customers, included the following, among others:

•We tested the effectiveness of controls over the relevant regulatory account balances and disclosures, including management’s controls over the monitoring and evaluation of regulatory developments that may affect the probability of recovering costs in future rates or of a future reduction in rates due to refunds to customers.
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

Morristown, New Jersey

November 21, 2023

We have served as the Company’s auditor since 1951.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of New Jersey Resources Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2023, of the Company and our report dated November 21, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Morristown, New Jersey

November 21, 2023

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share data)
Fiscal years ended September 30,	2023	2022	2021
OPERATING REVENUES
Utility	$1,011,284	$1,127,417	$731,459
Nonutility	951,710	1,778,562	1,425,154
Total operating revenues	1,962,994	2,905,979	2,156,613
OPERATING EXPENSES
Natural gas purchases:
Utility	416,158	547,901	247,734
Nonutility	555,579	1,393,656	1,096,920
Related parties	7,206	7,395	7,013
Operation and maintenance	373,568	361,866	366,905
Regulatory rider expenses	50,542	59,437	38,304
Depreciation and amortization	152,941	129,249	111,387
Total operating expenses	1,555,994	2,499,504	1,868,263
OPERATING INCOME	407,000	406,475	288,350
Other income, net	26,083	22,295	24,597
Interest expense, net of capitalized interest	123,014	85,830	78,559
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	310,069	342,940	234,388
Income tax provision	49,275	76,195	33,286
Equity in earnings (loss) of affiliates	3,930	8,177	(83,212)
NET INCOME	$264,724	$274,922	$117,890

EARNINGS PER COMMON SHARE
Basic	$2.73	$2.86	$1.23
Diluted	$2.71	$2.85	$1.22
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	97,028	96,100	96,227
Diluted	97,627	96,488	96,560

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)
Fiscal years ended September 30,	2023	2022	2021
Net income	$264,724	$274,922	$117,890
Other comprehensive (loss) income, net of tax
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(317), $(317) and $(350), respectively	1,053	1,054	1,021
Adjustment to postemployment benefit obligation, net of tax of $1,873, $(8,657) and $(2,575), respectively	(6,186)	28,648	8,766
Other comprehensive (loss) income, net of tax	(5,133)	29,702	9,787
Comprehensive income	$259,591	$304,624	$127,677
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal years ended September 30,	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$264,724	$274,922	$117,890
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) loss on derivative instruments	(38,081)	(59,906)	54,203
Impairment of equity method investment	—	—	92,000
Depreciation and amortization	152,941	129,249	111,387
Amortization of acquired wholesale energy contracts	2,271	2,561	4,604
Allowance for equity used during construction	(7,137)	(11,243)	(20,303)
Allowance for doubtful accounts	1,570	2,401	18,986
Non-cash lease expense	3,708	4,850	3,920
Deferred income taxes	30,462	81,659	23,796
Equivalent value of ITCs recognized on equipment financing	(6,986)	(7,542)	(6,482)
Manufactured gas plant remediation costs	(9,571)	(17,538)	(17,532)
Equity in earnings, net of distributions received from equity investees	—	—	(3,046)
Cost of removal - asset retirement obligations	(1,526)	(1,289)	(1,129)
Contributions to postemployment benefit plans	(4,706)	(6,785)	(7,669)
Taxes related to stock-based compensation	(588)	(144)	(159)
Changes in:
Components of working capital	61,525	(77,687)	10,254
Other noncurrent assets	(97,753)	(38,424)	13,715
Other noncurrent liabilities	128,140	48,396	(3,481)
Cash flows from operating activities	478,993	323,480	390,954
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(350,304)	(259,081)	(376,312)
Solar equipment	(107,303)	(146,676)	(87,852)
Storage and transportation and other	(42,757)	(153,378)	(110,130)
Cost of removal	(40,555)	(39,293)	(50,316)
Distribution from equity investees in excess of equity in earnings	2,294	2,336	3,183
Investments in equity investees, net of return of capital	—	5,479	(690)
Cash flows used in investing activities	(538,625)	(590,613)	(622,117)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	225,000	360,000	—
Payments of long-term debt	(71,934)	(68,343)	(18,007)
Proceeds from term loan	—	150,000	—
Payments of term loan	(150,000)	—	—
(Payments of) proceeds from short-term debt, net	(21,850)	(103,350)	251,950
Proceeds from sale leaseback transactions - solar	167,790	24,071	17,673
Proceeds from sale leaseback transactions - natural gas meters	8,441	17,300	—
Payments of common stock dividends	(150,973)	(127,704)	(116,960)
Cash settlement of equity forward agreement	—	—	(2,823)
Proceeds from waiver discount issuance of common stock	42,807	—	—
Proceeds from issuance of common stock - DRP	14,993	14,745	15,105
Purchases of treasury stock	—	—	(27,217)
Tax withholding payments related to net settled stock compensation	(4,577)	(4,177)	(1,938)
Cash flows from financing activities	59,697	262,542	117,783
Change in cash, cash equivalents and restricted cash	65	(4,591)	(113,380)
Cash, cash equivalents and restricted cash at beginning of period	1,452	6,043	119,423
Cash, cash equivalents and restricted cash at end of period	$1,517	$1,452	$6,043
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$112,628	$(16,658)	$(81,366)
Inventories	67,445	(80,801)	(25,257)
Recovery of natural gas costs	(14,427)	1,037	(13,124)
Natural gas purchases payable	(183,772)	66,352	72,752
Natural gas purchases payable - related parties	8	(10)	70
Deferred revenue	934	33,802	(1,763)
Accounts payable and other	7,537	(34,259)	31,826
Prepaid expenses	(1,169)	(406)	(1,527)
Prepaid and accrued taxes	16,415	(1,516)	(3,449)
Restricted broker margin accounts	46,364	(51,165)	28,013
Customers’ credit balances and deposits	11,664	660	6,652
Other current assets (liabilities)	(2,102)	5,277	(2,573)
Total	$61,525	$(77,687)	$10,254
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$108,194	$84,375	$78,650
Income taxes	$4,282	$4,252	$6,381
Accrued capital expenditures	$25,867	$34,674	$64,626
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED BALANCE SHEETS

ASSETS

(Thousands)
September 30,	2023	2022

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$3,843,037	$3,576,691
Construction work in progress	237,428	162,087
Nonutility plant and equipment, at cost	1,767,306	1,577,259
Construction work in progress	142,768	199,679
Total property, plant and equipment	5,990,539	5,515,716
Accumulated depreciation and amortization, utility plant	(714,087)	(659,737)
Accumulated depreciation and amortization, nonutility plant and equipment	(254,397)	(206,053)
Property, plant and equipment, net	5,022,055	4,649,926

CURRENT ASSETS
Cash and cash equivalents	954	1,107
Customer accounts receivable:
Billed	97,540	222,297
Unbilled revenues	19,100	13,769
Allowance for doubtful accounts	(11,036)	(19,379)
Regulatory assets	73,587	40,086
Natural gas in storage, at average cost	199,501	273,644
Materials and supplies, at average cost	27,022	20,324
Prepaid expenses	9,741	8,572
Prepaid taxes	43,046	54,501
Derivatives, at fair value	30,755	24,635
Restricted broker margin accounts	20,796	94,261
Other current assets	21,071	22,270
Total current assets	532,077	756,087

NONCURRENT ASSETS
Investments in equity method investees	104,134	106,571
Regulatory assets	584,830	500,666
Operating lease assets	175,740	168,520
Derivatives, at fair value	1,564	6,385
Intangible assets, net	77	2,348
Software costs	8,375	6,120
Deferred income taxes	28,383	2,928
Postemployment employee benefit assets	18,684	4,388
Other noncurrent assets	61,577	57,477
Total noncurrent assets	983,364	855,403
Total assets	$6,537,496	$6,261,416
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CAPITALIZATION AND LIABILITIES

(Thousands, except share data)
September 30,	2023	2022

CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding shares September 30, 2023 — 97,584,455; September 30, 2022 — 96,249,859	$243,458	$241,616
Premium on common stock	558,654	519,697
Accumulated other comprehensive loss, net of tax	(9,959)	(4,826)
Treasury stock at cost and other; shares September 30, 2023 — 13,041; September 30, 2022 — 611,045	20,748	(6,805)
Retained earnings	1,177,834	1,067,528
Common stock equity	1,990,735	1,817,210
Long-term debt	2,768,017	2,485,402
Total capitalization	4,758,752	4,302,612

CURRENT LIABILITIES
Current maturities of long-term debt	116,155	75,069
Short-term debt	252,100	423,950
Natural gas purchases payable	51,277	235,049
Natural gas purchases payable to related parties	859	851
Deferred revenue	61,404	35,547
Accounts payable and other	151,790	156,580
Dividends payable	40,981	37,534
Accrued taxes	10,090	5,130
Regulatory liabilities	32,287	31,090
New Jersey Clean Energy Program	15,804	15,697
Derivatives, at fair value	16,145	49,848
Restricted broker margin accounts	8,029	—
Operating lease liabilities	4,772	4,562
Customers’ credit balances and deposits	44,910	33,246
Total current liabilities	806,603	1,104,153

NONCURRENT LIABILITIES
Deferred income taxes	285,427	238,928
Deferred investment tax credits	2,434	2,710
Deferred revenue	659	753
Derivatives, at fair value	7,967	14,191
Manufactured gas plant remediation	169,390	127,060
Postemployment employee benefit liabilities	102,528	82,867
Regulatory liabilities	180,458	185,634
Operating lease liabilities	148,023	138,382
Asset retirement obligation	61,993	55,035
Other noncurrent liabilities	13,262	9,091
Total noncurrent liabilities	972,141	854,651
Commitments and contingent liabilities (Note 14)
Total capitalization and liabilities	$6,537,496	$6,261,416
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance as of September 30, 2020	95,949	$240,243	$491,982	$(44,315)	$8,485	$947,501	$1,643,896
Net income	—	—	—	—	—	117,890	117,890
Other comprehensive income	—	—	—	9,787	—	—	9,787
Common stock issued:
Common stock offering	—	—	(2,823)	—	—	—	(2,823)
Incentive compensation plan	84	210	4,053	—	—	—	4,263
Dividend reinvestment plan (1)	431	191	9,372	—	5,593	—	15,156
Cash dividend declared ($1.36 per share)	—	—	—	—	—	(130,781)	(130,781)
Treasury stock and other	(754)	—	—	—	(26,526)	—	(26,526)
Balance as of September 30, 2021	95,710	240,644	502,584	(34,528)	(12,448)	934,610	1,630,862
Net income	—	—	—	—	—	274,922	274,922
Other comprehensive income	—	—	—	29,702	—	—	29,702
Common stock issued:
Incentive compensation plan	193	481	8,665	—	—	—	9,146
Dividend reinvestment plan (1)	355	491	8,450	—	5,800	—	14,741
Cash dividend declared ($1.4775 per share)	—	—	—	—	—	(142,004)	(142,004)
Treasury stock and other	(8)	—	(2)	—	(157)	—	(159)
Balance as of September 30, 2022	96,250	241,616	519,697	(4,826)	(6,805)	1,067,528	1,817,210
Net income	—	—	—	—	—	264,724	264,724
Other comprehensive loss	—	—	—	(5,133)	—	—	(5,133)
Common stock issued:
Incentive compensation plan	136	339	4,829	—	—	—	5,168
Dividend reinvestment plan (1)	258	205	6,069	—	8,760	—	15,034
Waiver discount	948	1,298	28,059	—	13,450	—	42,807
Cash dividend declared ($1.59 per share)	—	—	—	—	—	(154,418)	(154,418)
Treasury stock and other	(8)	—	—	—	5,343	—	5,343
Balance as of September 30, 2023	97,584	$243,458	$558,654	$(9,959)	$20,748	$1,177,834	$1,990,735
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
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

1. NATURE OF THE BUSINESS

The Company provides regulated natural gas distribution services, transmission and storage services and operates certain unregulated businesses primarily through the following:

NJNG provides natural gas utility service to approximately 576,000 customers throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

NJRCEV, the Company’s clean energy subsidiary, comprises the CEV segment and invests in, owns and operates clean energy projects, including commercial and residential solar installations located in New Jersey, Rhode Island, New York, Connecticut, Michigan and Indiana.

NJRES comprises the ES segment. ES maintains and transacts around a portfolio of natural gas transportation and storage capacity contracts and provides physical wholesale energy, retail energy and energy management services in the U.S. and Canada.

NJR Midstream Holdings Corporation, which comprises the Storage and Transportation segment, invests in energy-related ventures through its subsidiaries. The Company operates natural gas storage and transmission assets through the wholly-owned subsidiaries of Leaf River and Adelphia and is subject to rate regulation by FERC. The Company holds a 50% combined ownership interest in Steckman Ridge, located in Pennsylvania, which is accounted for under the equity method of accounting, and 20% ownership interest in PennEast, which ceased operations in fiscal 2022.

NJR Retail Holdings Corporation has one principal subsidiary: NJRHS, which provides heating, central air conditioning, standby generators, solar and other indoor and outdoor comfort products to residential homes throughout New Jersey. NJRHS is included in HSO operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Other financial investments or contractual interests that lack the characteristics of a voting interest entity, which are commonly referred to as variable interest entities, are evaluated by the Company to determine if the entity has the power to direct business activities and, therefore, would be considered a controlling interest that the Company would have to consolidate. Based on those evaluations, NJR has determined that it does not have any investments in variable interest entities as of September 30, 2023, 2022 and 2021.

Investments in entities over which the Company does not have a controlling financial interest are accounted for under the equity method.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies during the reporting period. On a quarterly basis, or more frequently whenever events or changes in circumstances indicate a need, the Company evaluates its estimates, including those related to the calculation of the fair value of derivative instruments, debt, equity method investments, lease liabilities, unbilled revenues, allowance for doubtful accounts, provisions for depreciation and amortization, long-lived assets, regulatory assets and liabilities, income taxes, pensions and other postemployment benefits, contingencies related to environmental matters and litigation. ARO are evaluated periodically as required. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

CEV recognizes revenue when SRECs are transferred to counterparties. SRECs are physically delivered through the transfer of certificates as per contractual settlement schedules. The Clean Energy Act of 2018 established guidelines for the closure of the SREC registration program to new applicants in New Jersey. The SREC program officially closed to new qualified solar projects on April 30, 2020.

In December 2019, the BPU established the TREC as the successor to the SREC program. TRECs provide a fixed compensation base multiplied by an assigned project factor in order to determine their value. The project factor is determined by the type and location of the project, as defined.

In July 2021, the BPU established a new successor solar incentive program. The Administratively Determined Incentive Program provides administratively set incentives for net metered residential projects and net metered non-residential projects of 5 MW or less. RECs generated through the production of electricity under this program are known as SREC IIs.

TRECs and SREC IIs generated are required to be purchased monthly by a REC program administrator as appointed by the BPU. Revenue is recognized when RECs are generated and are transferred monthly based upon metered solar electricity activity.

Revenues for ES are recognized when the natural gas is physically delivered to the customer. In addition, changes in the fair value of derivatives that economically hedge the forecasted sales of the natural gas are recognized in operating revenues as they occur. ES also recognizes changes in the fair value of SREC derivative contracts as a component of operating revenues.

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts, which commenced in November 2021. The AMAs include a series of temporary and permanent releases, and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed-upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. ES recognized $48.5M and $53.0M of operating revenue on the Consolidated Statements of Operations during fiscal 2023 and 2022, respectively. Amounts received in excess of revenue recognized totaling $58.7M and $33.8M are included in deferred revenue on the Consolidated Balance Sheets as of September 30, 2023 and 2022, respectively.

S&T generates revenues from firm storage contracts and transportation contracts, related usage fees and hub services for the use of storage space, injections and withdrawals from their natural gas storage facility and the delivery of natural gas to customers. Demand fees are recognized as revenue over the term of the related agreement while usage fees and hub services revenues are recognized as services are performed.

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

Natural gas purchases at ES are composed of natural gas costs to be paid upon completion of a variety of transactions, as well as realized gains and losses from settled derivative instruments and unrealized gains and losses on the change in fair value of derivative instruments that have not yet settled. Changes in the fair value of derivatives that economically hedge the forecasted purchases of natural gas are recognized in natural gas purchases as they occur.

Demand Fees

For the purpose of securing storage and pipeline capacity in support of their respective businesses, ES and NJNG enter into storage and pipeline capacity contracts, which require the payment of associated demand fees and charges that allow them access to a high priority of service in order to maintain the ability to access storage or pipeline capacity during a fixed time period, which generally ranges from one to 10 years. Many of these demand fees and charges are based on tariff rates as established and regulated by FERC. These charges represent commitments to pay storage providers and pipeline companies for the priority right to transport and/or store natural gas utilizing their respective assets.

The following table summarizes the demand charges, which are net of capacity releases, and are included as a component of natural gas purchases on the Consolidated Statements of Operations for the fiscal years ended September 30:

(Millions)	2023	2022	2021
ES	$74.6	$95.4	$120.5
NJNG	183.4	170.3	123.2
Total	$258.0	$265.7	$243.7

ES expenses demand charges over the term of the service being provided.

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

Investments in Equity Investees

The Company accounts for its investment in Steckman Ridge using the equity method of accounting where it is not the primary beneficiary, as defined under ASC 810, Consolidation; its respective ownership interests are 50% or less and/or it has significant influence over operating and management decisions. The Company’s share of earnings is recognized as equity in earnings of affiliates on the Consolidated Statements of Operations.

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

Property Plant and Equipment

Property, plant and equipment is stated at original cost. Costs include direct labor, materials and third-party construction contractor costs, capitalized interest and certain indirect costs related to equipment and employees engaged in construction. Utility plant and nonutility plant for Adelphia also includes AFUDC. Upon retirement, the cost of depreciable property, plus removal costs less salvage, is charged to accumulated depreciation with no gain or loss recorded.

Depreciation is computed on a straight-line basis over the useful life of the assets for the Company’s nonutility entities, and is computed using rates based on the estimated average lives of the various classes of depreciable property for NJNG. The composite rate of depreciation used for NJNG was 2.68% of average depreciable property in fiscal 2023, 2.66% in fiscal 2022 and 2.42% in fiscal 2021. The Company recorded $152.9M, $129.2M and $111.4M in depreciation expense during fiscal 2023, 2022 and 2021, respectively.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Property, plant and equipment was comprised of the following as of September 30:

(Thousands)	Estimated
Property Classifications	Useful Lives	2023	2022
Distribution facilities	11 to 54 years	$3,063,111	$2,797,936
Transmission facilities	28 to 42 years	650,817	649,241
Storage facilities	27 to 86 years	85,603	85,449
Solar property	20 to 35 years	864,838	710,224
Storage and transportation property	5 to 50 years	884,647	850,186
All other property	5 to 40 years	61,327	60,914
Construction work in progress		380,196	361,766
Total property, plant and equipment		5,990,539	5,515,716
Accumulated depreciation and amortization		(968,484)	(865,790)
Property, plant and equipment, net		$5,022,055	$4,649,926

Within storage and transportation property, base gas is required to maintain the necessary pressure and to allow for efficient operation of the Leaf River storage facility. The base gas is determined to be recoverable and is considered part of the facility and thus presented as a component in property, plant and equipment. This natural gas is not depreciated, as it is expected to be recovered and sold. As of September 30, 2023 and 2022, the base gas had a cost basis of $20.9M and $15.1M, respectively.

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

Adelphia’s base rates include the ability to recover AFUDC on its construction work in progress. Capitalized amounts associated with Adelphia’s AFUDC are recorded in nonutility plant on the Consolidated Balance Sheets. Corresponding amounts for the debt component are recognized in interest expense and in other income for the equity component on the Consolidated Statements of Operations.

Capitalized and deferred interest include the following for the fiscal years ended September 30:

($ in thousands)	2023		2022		2021
AFUDC:	NJNG	Adelphia	NJNG	Adelphia	NJNG	Adelphia
Debt	$3,546	$90	$1,648	$4,019	$5,648	$2,101
Equity	6,979	158	4,169	7,074	16,605	3,698
Total	$10,525	$248	$5,817	$11,093	$22,253	$5,799
Weighted average interest rate	6.41%	8.28%	4.91%	8.28%	5.97%	8.28%

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RAC and USF expenditures. The SBC interest rate changes each September based on the August 31 seven-year constant maturity treasury rate plus 60 basis points. The rate was 4.79%, 3.85% and 1.68% for the fiscal years ended September 30, 2023, 2022 and 2021, respectively. Accordingly, other income included $1.8M, $0.9M and $0.3M in the fiscal years ended September 30, 2023, 2022 and 2021, respectively.

CEV capitalizes interest on the allocation of the costs of debt borrowed for the financing of solar investments. Capitalized amounts are included in nonutility plant and equipment on the Consolidated Balance Sheets. Corresponding amounts are recognized in interest expense on the Consolidated Statements of Operations.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total amounts in the Consolidated Statements of Cash Flows, as of September 30:

(Thousands)	2023	2022	2021
Balance Sheet
Cash and cash equivalents	$954	$1,107	$4,749
Restricted cash in other noncurrent assets	$563	$345	$1,294
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$1,517	$1,452	$6,043

Allowance for Doubtful Accounts

The Company segregates financial assets, primarily trade receivables and unbilled revenues due in one year or less, into portfolio segments based on shared risk characteristics, such as geographical location and regulatory environment, for evaluation of expected credit losses. Historical and current information, such as average write-offs, are applied to each portfolio segment to estimate the allowance for losses on uncollectible receivables. Additionally, the allowance for losses on uncollectible receivables is adjusted for reasonable and supportable forecasts of future economic conditions, which can include changing weather, commodity prices, regulations and macroeconomic factors, such as unemployment rates among others.

Loans Receivable

NJNG currently provides loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Consolidated Balance Sheets. The Company has $15.1M and $14.5M recorded in other current assets and $39.0M and $34.7M in other noncurrent assets as of September 30, 2023 and 2022, respectively, on the Consolidated Balance Sheets, related to the loans. The Company regularly evaluates the credit quality and collection profile of its customers. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of September 30, 2023 and 2022, the Company has not recorded any impairments for SAVEGREEN loans.

Regulatory Assets & Liabilities

Under cost-based regulation, regulated utility enterprises generally are permitted to recover their operating expenses and earn a reasonable rate of return on their utility investment.

NJNG is subject to accounting requirements resulting from the effects of rate regulation by the BPU. Accordingly, NJNG capitalizes or defers certain costs that are expected to be recovered from its customers as regulatory assets and recognizes certain obligations representing probable future expenditures as regulatory liabilities on the Consolidated Balance Sheets. See Note 4. Regulation for a more detailed description of NJNG’s regulatory assets and liabilities.

Adelphia capitalizes or defers certain costs that are expected to be recovered from its customers as regulatory assets and recognizes certain obligations representing probable future expenditures as regulatory liabilities on the Consolidated Balance Sheets. See Note 4. Regulation for a more detailed description of Adelphia’s regulatory assets and liabilities.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Natural Gas in Storage

Natural gas in storage is reflected at average cost on the Consolidated Balance Sheets and represents natural gas and LNG that will be utilized in the ordinary course of business. The following table summarizes natural gas in storage, at average cost by company, as of September 30:

	2023		2022
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
NJNG	$175,025	29.1	$191,175	29.0
ES	24,476	14.6	82,469	10.8
Total	$199,501	43.7	$273,644	39.8

Derivative Instruments

The Company accounts for its financial instruments, such as futures, options, foreign exchange contracts and interest rate contracts, as well as its physical commodity contracts related to the purchase and sale of natural gas at ES, as derivatives, and therefore recognizes them at fair value on the Consolidated Balance Sheets. The Company’s unregulated subsidiaries record changes in the fair value of their financial commodity derivatives in natural gas purchases and changes in the fair value of their physical forward contracts in natural gas purchases or operating revenues, as appropriate, on the Consolidated Statements of Operations. Ineffective portions of the cash flow hedges are recognized immediately in earnings. Cash flows from derivative financial instruments are included in cash flows from operating activities on the Consolidated Statements of Cash Flows.

ASC 815, Derivatives and Hedging also provides for a NPNS scope exception for qualifying physical commodity contracts for which physical delivery is probable and the quantities delivered are expected to be used or sold over a reasonable period of time in the normal course of business. Effective January 1, 2016, the Company prospectively applies this normal scope exception on a case-by-case basis to physical commodity contracts at NJNG and PPAs at CEV. When applied, it does not account for these contracts until the contract settles and the related underlying natural gas or power is delivered. Gains and/or losses on NJNG’s derivatives used to economically hedge its regulated natural gas supply obligations, as well as its exposure to interest rate variability, are recoverable through its BGSS, a component of its tariff. Accordingly, the offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability on the Consolidated Balance Sheets. See Note 5. Derivative Instruments for additional details regarding natural gas trading and hedging activities.

Fair values of exchange-traded instruments, including futures and swaps, are based on unadjusted, quoted prices in active markets. The Company’s non-exchange-traded financial instruments, foreign currency derivatives, over-the-counter physical commodity contracts at ES and interest rate contracts are valued using observable, quoted prices for similar or identical assets when available. In establishing the fair value of contracts for which a quoted basis price is not available at the measurement date, management utilizes available market data and pricing models to estimate fair values. Fair values are subject to change in the near term and reflect management’s best estimate based on a variety of factors. Estimating fair values of instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from, or paid to, a third party in settlement of the instruments. These amounts could be materially different from amounts that might be realized in an actual sale transaction.

During fiscal 2020, the Company entered into treasury lock transactions to fix the benchmark treasury rate associated with debt issuances for NJNG and NJR that occurred during the fiscal year. Settlement of the NJNG treasury locks resulted in a loss, which was recorded as a component of regulatory assets on the Consolidated Balance Sheets and will be amortized in earnings over the term of the debt as a component of interest expense on the Consolidated Statements of Operations. NJR designated its treasury lock contracts as cash flow hedges; therefore, changes in fair value of the effective portion of the hedges were recorded in OCI. Settlement of the treasury locks resulted in a loss, which was recorded within OCI and is amortized into earnings over the term of the associated debt as a component of interest expense on the Consolidated Statements of Operations. As of both September 30, 2023 and 2022, amounts recognized in interest expense related to the amortization of the loss on treasury lock transactions totaled $0.2M for NJNG and $1.1M for NJR.

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

The following table presents the software costs included in the Consolidated Financial Statements, as of September 30:

(Thousands)	2023	2022
Balance Sheets
Utility plant, at cost	$51,282	$40,437
Construction work in progress	$55,012	$14,381
Nonutility plant and equipment, at cost	$344	$344
Accumulated depreciation and amortization, utility plant	$(7,480)	$(3,361)
Accumulated depreciation and amortization, nonutility plant and equipment	$(36)	$(25)
Software costs	$8,375	$6,120
Statements of Operations
Operation and maintenance (1)	$14,299	$11,141
Depreciation and amortization	$4,130	$2,024
(1)During both fiscal 2023 and 2022, $0.5M was amortized from software costs into O&M.

Intangible Assets

Finite-lived intangible assets are stated at cost less accumulated amortization. The Company amortizes intangible assets based upon the pattern in which the economic benefits are consumed over the life of the asset unless a pattern cannot be reliably determined, in which case the Company uses a straight-line amortization method. As of September 30, 2023, intangible assets consist primarily of acquired wholesale natural gas energy contracts totaling $0.1M, which will be fully amortized during fiscal 2024.

Long-lived Assets

The Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as significant adverse changes in regulation, business climate or market conditions, including prolonged periods of adverse commodity and capacity prices. If there are changes indicating that the carrying value of such assets may not be recoverable, an undiscounted cash flows test is performed. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value. Factors that the Company analyzes in determining whether an impairment in its long-lived assets exists include: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent in which a long-lived asset is being used in its physical condition; legal proceedings or other contributing factors; significant business climate changes; accumulations of costs in significant excess of the amounts expected; a current-period operating or cash flow loss combined with a history of such events; and current expectations that more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. During fiscal 2023 and 2022, there were no events or circumstances that indicated that the carrying value of long-lived assets or finite-lived intangibles was not recoverable.

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

The Company continues to operate the solar assets and is responsible for related expenses and entitled to retain the revenue generated from SRECs, TRECs, SREC IIs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer; however, the payments are structured so that CEV is compensated for the transfer of the related tax attributes. Accordingly, CEV recognizes the equivalent value of the tax attributes in other income on the Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease.

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

Pension and Postemployment Plans

The Company has two noncontributory defined pension plans covering eligible employees, including officers. Benefits are based on each employee’s years of service and compensation. The Company’s funding policy is to contribute annually to these plans at least the minimum amount required under the Employee Retirement Income Security Act, as amended, and not more than can be deducted for federal income tax purposes. Plan assets consist of equity securities, fixed-income securities and short-term investments. The Company did not make any discretionary contributions to the pension plans during fiscal 2023 and 2022.

The Company also provides two primarily noncontributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. The Company contributed $4.2M and $6.1M in aggregate to these plans during fiscal 2023 and 2022, respectively, which is recorded in postemployment employee benefit liability on the Consolidated Balance Sheets. See Note 11. Employee Benefit Plans for a more detailed description of the Company’s pension and postemployment plans.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Asset Retirement Obligations

The Company recognizes ARO related to the costs associated with cutting and capping NJNG’s main and service natural gas distribution mains, which is required by New Jersey law when taking such natural gas distribution mains out of service. The Company also recognizes ARO associated with CEV’s solar assets when there are decommissioning provisions in lease agreements that require removal of the asset at the end of the lease term.

ARO are initially recognized when the legal obligation to retire an asset has been incurred and a reasonable estimate of fair value can be made. The discounted fair value is recognized as an ARO liability with a corresponding amount capitalized as part of the carrying cost of the underlying asset. The obligation is subsequently accreted to the future value of the expected retirement cost, and the corresponding asset retirement cost is depreciated over the life of the related asset. Accretion expense associated with CEV’s ARO is recognized as a component of operations and maintenance expense on the Consolidated Statements of Operations. Accretion amounts associated with NJNG’s ARO are recognized as part of its depreciation expense, and the corresponding regulatory asset and liability will be shown gross on the Consolidated Balance Sheets.

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

The following is an analysis of the change in the Company’s ARO for the fiscal years ended September 30:

(Thousands)	Balance at October 1	Accretion	Additions	Change in assumptions	Retirements	Balance at period end
2023
NJNG	$49,874	2,693	155	4,089	(1,526)	$55,285
NJRCEV	$5,161	213	1,334	—	—	$6,708
2022
NJNG	$41,611	2,052	161	7,339	(1,289)	$49,874
NJRCEV	$4,694	186	281	—	—	$5,161

Accretion for the next five years, for the fiscal years ended September 30, is estimated to be as follows:

(Thousands)	2024	2025	2026	2027	2028	Total
Estimated Accretion	$3,114	3,268	3,429	3,597	3,781	$17,189

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Accumulated Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income, net of related tax effects:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance as of September 30, 2021	$(9,376)	$(25,152)		$(34,528)
Other comprehensive income, net of tax
Other comprehensive income, before reclassifications, net of tax of $0, $(7,727) and $(7,727), respectively	—	25,580		25,580
Amounts reclassified from accumulated other comprehensive income, net of tax of $(317), $(930) and $(1,247), respectively	1,054	3,068	(1)	4,122
Net current-period other comprehensive income, net of tax of $(317), $(8,657) and $(8,974), respectively	1,054	28,648		29,702
Balance as of September 30, 2022	$(8,322)	$3,496		$(4,826)
Other comprehensive income, net of tax
Other comprehensive income, before reclassifications, net of tax of $0, $1,922 and $1,922, respectively	—	(6,350)		(6,350)
Amounts reclassified from accumulated other comprehensive income, net of tax of $(317), $(49) and $(366), respectively	1,053	164	(1)	1,217
Net current-period other comprehensive income, net of tax of $(317), $1,873 and $1,556, respectively	1,053	(6,186)		(5,133)
Balance as of September 30, 2023	$(7,269)	$(2,690)		$(9,959)
(1)Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Consolidated Statements of Operations. For more details, see Note 11. Employee Benefit Plans.

Foreign Currency Transactions

The market area of ES includes Canadian delivery points and, as a result, ES incurs certain natural gas commodity costs and demand fees denominated in Canadian dollars. Gains or losses that occur as a result of these foreign currency transactions are reported as a component of natural gas purchases on the Consolidated Statements of Operations. Gains and losses recognized for the fiscal years ended September 30, 2023, 2022 and 2021, are considered immaterial.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Deferred income taxes and postemployment employee benefit assets previously classified within other noncurrent assets on the Consolidated Balance Sheets have been reclassified to their own category.

Recently Adopted Updates to the Accounting Standards Codification

Debt and Other

In August 2020, the FASB issued ASU No. 2020-06, an amendment to ASC 470, Debt, and ASC 815, Derivatives and Hedging, which changes the accounting for convertible instruments by reducing the number of acceptable accounting models to three models, including the embedded derivative, substantial premium and traditional no proceeds allocated models. The Company adopted this guidance on October 1, 2022. The Company does not currently have convertible debt instruments, and as a result there was no impact on its financial position, results of operations, cash flows and disclosures upon adoption.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Leases

In July 2021, the FASB issued ASU No. 2021-05, an amendment to ASC 842, Leases, which requires a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if another classification, including sales-type or direct financing, would trigger a loss at the lease commencement date. The Company adopted this guidance on October 1, 2022, on a prospective basis. The Company currently does not have any leases that meet this criteria, and as such there was no impact on its financial position, results of operations, cash flows and disclosures upon adoption.

Other Recent Updates to the Accounting Standards Codification

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08, an amendment to ASC 805, Business Combinations, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The guidance is effective for the Company beginning October 1, 2023, and the Company will apply the updated guidance on a prospective basis to new acquisitions following the date of adoption.

In August 2023, the FASB issued ASU No. 2023-05, an amendment to ASC 805, Business Combinations, which addresses how a joint venture should recognize contributions received upon its formation. Joint ventures must account for initial assets and liabilities received at fair value on the date the joint venture is formed. The guidance is effective for the Company for joint ventures formed beginning January 1, 2025, and the Company can elect to apply it either prospectively or retrospectively back to a joint venture’s formation date provided adequate information is available. Early adoption is permitted. This amendment would only impact the Company upon adoption if, in the future, it entered into an applicable transaction.

Derivatives and Hedging

In March 2022, the FASB issued ASU No. 2022-01, an amendment to ASC 815, Derivatives and Hedging, which addresses fair value hedge accounting of interest rate risk for portfolios of financial assets. This update further clarifies guidance previously released in ASU 2017-12, which established the “last-of-layer” method, and this update renames that method as the “portfolio layer” method. The guidance is effective for the Company beginning October 1, 2023, and the transition method can be on a prospective basis for a multiple-layer hedging strategy or a modified retrospective basis for a portfolio layer method. As the Company does not currently apply hedge accounting to any of its risk management activities, the amendment will have no impact on its financial position, results of operations, cash flows and disclosures upon adoption.

Financial Instruments

In March 2022, the FASB issued ASU No. 2022-02, an amendment to ASC 326, Financial Instruments-Credit Losses, which eliminates the accounting guidance for creditors in troubled debt restructuring. It also aligns conflicting disclosure requirement guidance in ASC 326 by requiring disclosure of current-period gross write-offs by year of origination. The amendment also adds new disclosures for creditors with loan refinancing and restructuring for borrowers experiencing financial difficulty. The guidance is effective for the Company beginning October 1, 2023, and the Company can elect to apply it on either a modified retrospective or prospective basis. At this time, the Company has not experienced a troubled debt restructuring, and therefore the amendments will have no impact on its financial position, results of operations, cash flows and disclosures upon adoption.

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

Below is a listing of performance obligations that arise from contracts with customers, along with details on the satisfaction of each performance obligation, the significant payment terms and the nature of the goods and services being transferred, by reporting segment and other business operations:

Revenue Recognized Over Time:
Segment/ Operations	Performance Obligation	Description
NJNG	Natural gas utility sales	NJNG’s performance obligation is to provide natural gas to residential, commercial and industrial customers as demanded, based on regulated tariff rates, which are established by the BPU. Revenues from the sale of natural gas are recognized in the period that natural gas is delivered and consumed by customers, including an estimate for quantities consumed but not billed during the period. Payment is due each month for the previous month’s deliveries. Natural gas sales to individual customers are based on meter readings, which are performed on a systematic basis throughout the billing period. The unbilled revenue estimates are based on estimated customer usage by customer type, weather effects and the most current tariff rates. NJNG is entitled to be compensated for performance completed until service is terminated.

Customers may elect to purchase the natural gas commodity from NJNG or may contract separately to purchase natural gas directly from third-party suppliers. As NJNG is acting as an agent on behalf of the third-party supplier, revenue is recorded for the delivery of natural gas to the customer.
CEV	Commercial solar electricity
CEV operates wholly-owned solar projects that recognize revenue as electricity is generated and transferred to the customer. The performance obligation is to provide electricity to the customer in accordance with contract terms or the interconnection agreement and is satisfied upon transfer of electricity generated.

Revenue is recognized as invoiced and the payment is due each month for the previous month's services.

CEV	Residential solar electricity
CEV provides access to residential rooftop and ground-mount solar equipment to customers who then pay the Company a monthly fee. The performance obligation is to provide electricity to the customer based on generation from the underlying residential solar asset and is satisfied upon transfer of electricity generated.

Revenue is derived from the contract terms and is recognized as invoiced, with the payment due each month for the previous month’s services.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

Revenue Recognized Over Time (continued):
Segment/ Operations	Performance Obligation	Description
CEV	Renewable energy certificates	Certain CEV projects generate TRECs and SREC IIs under the established Administratively Determined Incentive Program. A TREC or SREC II is created for every MWh of electricity produced by a solar generator. The performance obligation of CEV is to generate electricity. TRECs and SREC IIs under the Administratively Determined Incentive Program are purchased monthly by a REC Administrator.

Revenue is recognized upon generation.
ES	Natural gas services
The performance obligation of ES is to provide the customer transportation, storage and asset management services on an as-needed basis. ES generates revenue through management fees, demand charges, reservation fees and transportation charges centered around the buying and selling of the natural gas commodity, representing one series of distinct performance obligations.

Revenue is recognized based upon the underlying natural gas quantities physically delivered and the customer obtaining control. ES invoices customers in line with the terms of the contract and based on the services provided. Payment is due upon receipt of the invoice. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed upon term.

S&T	Natural gas services
The performance obligation of S&T is to provide the customer with storage and transportation services. S&T generates revenues from firm storage contracts and transportation contracts, injection and withdrawal at the storage facility and the delivery of natural gas to customers. Revenue is recognized over time as customers receive the benefits of its service as it is performed on their behalf using an output method based on actual deliveries.

Demand fees are recognized as revenue over the term of the related agreement.

HSO	Service contracts	Home Services enters into service contracts with homeowners to provide maintenance and replacement of applicable heating, cooling or ventilation equipment. NJR Retail enters into warranty contracts with homeowners for various appliances. All services provided relate to a distinct performance obligation which is to provide services for the specific equipment over the term of the contract.

Revenue is recognized on a straight-line basis over the term of the contract and payment is due upon receipt of the invoice.
Revenue Recognized at a Point in Time:
ES	Natural gas services
For a permanent release of pipeline capacity, the performance obligation of ES is the release of the pipeline capacity associated with certain natural gas transportation contracts and the transfer of the underlying contractual rights to the counterparty.

Revenue is recognized upon the transfer of the underlying contractual rights.

S&T	Natural gas services	The performance obligation of S&T is to provide the customer with storage and transportation services. S&T generates revenues from usage fees and hub services for the use of storage space, injection and withdrawal from the storage facility. Hub services include park and loan transactions and wheeling.

Usage fees and hub services revenues are recognized as services are performed.
HSO	Installations	Home Services installs appliances, including but not limited to, furnaces, air conditioning units, boilers and generators for customers. The distinct performance obligation is the installation of the contracted appliance, which is satisfied at the point in time the item is installed.

The transaction price for each installation differs accordingly. Revenue is recognized at a point in time upon completion of the installation, which is when the customer is billed.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during fiscal 2023, 2022 and 2021 are as follows:

(Thousands)	NJNG	CEV		ES	S&T	HSO	Total
2023
Natural gas utility sales (1)	$845,392	—		—	—	—	$845,392
Natural gas services	—	—		76,975	92,859	—	169,834
Service contracts	—	—		—	—	35,210	35,210
Installations and maintenance	—	—		—	—	22,428	22,428
Renewable energy certificates	—	12,636		—	—	—	12,636
Electricity sales	—	31,733		—	—	—	31,733
Eliminations (2)	(1,349)	—		—	(4,159)	(205)	(5,713)
Revenues from contracts with customers	844,043	44,369		76,975	88,700	57,433	1,111,520
Alternative revenue programs (3)	27,257	—		—	—	—	27,257
Derivative instruments	139,984	79,762	(4)	614,641	—	—	834,387
Eliminations (2)	—	—		(10,170)	—	—	(10,170)
Revenues out of scope	167,241	79,762		604,471	—	—	851,474
Total operating revenues	$1,011,284	124,131		681,446	88,700	57,433	$1,962,994
2022
Natural gas utility sales (1)	$951,626	—		—	—	—	$951,626
Natural gas services	—	—		83,801	67,735	—	151,536
Service contracts	—	—		—	—	33,932	33,932
Installations and maintenance	—	—		—	—	22,250	22,250
Renewable energy certificates	—	5,487		—	—	—	5,487
Electricity sales	—	38,317		—	—	—	38,317
Eliminations (2)	(1,350)	—		—	(2,449)	(364)	(4,163)
Revenues from contracts with customers	950,276	43,804		83,801	65,286	55,818	1,198,985
Alternative revenue programs (3)	11,259	—		—	—	—	11,259
Derivative instruments	165,882	84,476	(4)	1,445,471	—	—	1,695,829
Eliminations (2)	—	—		(94)	—	—	(94)
Revenues out of scope	177,141	84,476		1,445,377	—	—	1,706,994
Total operating revenues	$1,127,417	128,280		1,529,178	65,286	55,818	$2,905,979
2021
Natural gas utility sales	$694,635	—		—	—	—	694,635
Natural gas services	—	—		26,933	51,020	—	77,953
Service contracts	—	—		—	—	33,250	33,250
Installations and maintenance	—	—		—	—	18,979	18,979
Renewable energy certificates	—	4,571		—	—	—	4,571
Electricity sales	—	25,270		—	—	—	25,270
Eliminations (2)	—	—		—	(1,768)	(785)	(2,553)
Revenues from contracts with customers	694,635	29,841		26,933	49,252	51,444	852,105
Alternative revenue programs (3)	(7,282)	—		—	—	—	(7,282)
Derivative instruments	44,443	65,434	(4)	1,201,487	—	—	1,311,364
Eliminations (2)	—	—		426	—	—	426
Revenues out of scope	37,161	65,434		1,201,913	—	—	1,304,508
Total operating revenues	$731,796	95,275		1,228,846	49,252	51,444	2,156,613
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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the fiscal years ended September 30, are as follows:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
2023
Residential	$621,663	13,668	—	—	57,091	$692,422
Commercial and industrial	136,011	30,701	76,975	88,700	342	332,729
Firm transportation	77,722	—	—	—	—	77,722
Interruptible, off-tariff and other	8,647	—	—	—	—	8,647
Revenues out of scope	167,241	79,762	604,471	—	—	851,474
Total operating revenues	$1,011,284	124,131	681,446	88,700	57,433	$1,962,994
2022
Residential	$586,678	12,579	—	—	55,629	$654,886
Commercial and industrial	265,970	31,225	83,801	65,286	189	446,471
Firm transportation	92,531	—	—	—	—	92,531
Interruptible, off-tariff and other	5,097	—	—	—	—	5,097
Revenues out of scope	177,141	84,476	1,445,377	—	—	1,706,994
Total operating revenues	$1,127,417	128,280	1,529,178	65,286	55,818	$2,905,979
2021
Residential	$487,018	11,319	—	—	50,689	$549,026
Commercial and industrial	124,519	18,522	26,933	49,252	755	219,981
Firm transportation	79,256	—	—	—	—	79,256
Interruptible, off-tariff and other	3,842	—	—	—	—	3,842
Revenues out of scope	37,161	65,434	1,201,913	—	—	1,304,508
Total operating revenues	$731,796	95,275	1,228,846	49,252	51,444	$2,156,613

Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Consolidated Balance Sheets are as follows:

	Customer Accounts Receivable		Customers’Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of September 30, 2021	$212,838	$10,351	$32,586
Increase	9,459	3,418	660
Balance as of September 30, 2022	222,297	13,769	33,246
(Decrease) increase	(124,757)	5,331	11,664
Balance as of September 30, 2023	$97,540	$19,100	$44,910

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Consolidated Balance Sheets as of September 30:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
2023
Customer accounts receivable
Billed	$55,234	9,962	23,716	6,577	2,051	$97,540
Unbilled	10,784	8,316	—	—	—	19,100
Customers’ credit balances and deposits	(44,898)	—	—	(12)	—	(44,910)
Total	$21,120	18,278	23,716	6,565	2,051	$71,730
2022
Customer accounts receivable
Billed	$78,508	5,566	129,199	7,012	2,012	$222,297
Unbilled	10,814	2,955	—	—	—	13,769
Customers’ credit balances and deposits	(33,246)	—	—	—	—	(33,246)
Total	$56,076	8,521	129,199	7,012	2,012	$202,820

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

Under EDECA, the BPU is required to audit the state’s energy utilities every two years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have an unfair competitive advantage over nonaffiliated providers of similar retail services. A combined competitive services and management audit of NJNG commenced on August 1, 2013. A draft management audit report was accepted by the BPU on July 23, 2014, for public comment. To date, NJNG has implemented all audit recommendations with the approval of BPU staff and is waiting for final BPU approval.

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

NJNG’s recovery of costs is facilitated through its base rates, BGSS and other regulatory tariff riders. NJNG is required to make filings to the BPU for review of its BGSS, CIP and other programs and related rates. Annual rate changes are typically requested to be effective at the beginning of the following fiscal year. The current base rates include a weighted average cost of capital of 6.84% and a return on common equity of 9.6%. All rate and program changes are subject to proper notification and BPU review and approval. In addition, NJNG is permitted to implement certain BGSS rate changes on a provisional basis with proper notification to the BPU.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Regulatory assets and liabilities included on the Consolidated Balance Sheets for NJNG are comprised of the following, as of September 30:

(Thousands)	2023	2022
Regulatory assets-current
New Jersey Clean Energy Program	$15,804	$15,697
Conservation Incentive Program	50,356	23,099
Derivatives at fair value, net	6,017	—
Other current regulatory assets	1,410	1,290
Total current regulatory assets	$73,587	$40,086
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$66,298	$66,149
Liability for future expenditures	169,390	127,070
Deferred income taxes	41,667	40,520
SAVEGREEN	83,589	52,690
Postemployment and other benefit costs	55,274	56,021
Deferred storm damage costs	—	2,172
Cost of removal	112,362	104,850
Other noncurrent regulatory assets	51,019	45,828
Total noncurrent regulatory assets	$579,599	$495,300
Regulatory liability-current
Overrecovered natural gas costs	$30,637	$17,807
Derivatives at fair value, net	—	7,972
Total current regulatory liabilities	$30,637	$25,779
Regulatory liabilities-noncurrent
Tax Act impact (1)	$180,347	$185,367
Derivatives at fair value, net	—	116
Other noncurrent regulatory liabilities	111	151
Total noncurrent regulatory liabilities	$180,458	$185,634
(1)Reflects the re-measurement and subsequent amortization of NJNG’s net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act. The Tax Act is an Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017.

Other noncurrent regulatory assets include deferred pandemic costs of approximately $3.9M and $6.9M as of September 30, 2023 and 2022, respectively, primarily related to a portion of bad debt associated with customer accounts receivable resulting from the impacts of the COVID-19 pandemic. These costs are eligible for future regulatory recovery. On January 5, 2023, NJNG advised the BPU that it will cease deferring COVID-19 costs as of December 31, 2022, and will seek recovery of its regulatory asset balance in its next base rate proceeding.

Regulatory assets and liabilities included on the Consolidated Balance Sheets for Adelphia are comprised of the following, as of September 30:

(Thousands)	2023	2022
Total noncurrent regulatory assets	$5,231	$5,366
Total current regulatory liabilities	$1,650	$5,311

The assets are comprised primarily of the tax benefit associated with the equity component of AFUDC and the liability consists primarily of scheduling penalties. Recovery of regulatory assets is subject to FERC approval.

New Jersey Clean Energy Program
The NJCEP is a statewide program that encourages energy efficiency and renewable energy. Funding amounts are determined by the BPU’s Office of Clean Energy and all New Jersey utilities are required to share in the annual funding obligation. The current NJCEP program is for the State of New Jersey’s fiscal year ending June 2024. NJNG recovers the costs associated with its portion of the NJCEP obligation through its NJCEP rider, with interest.

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

Overrecovered Natural Gas Costs

NJNG recovers its cost of natural gas through the BGSS rate component of its customers’ bills. NJNG’s cost of natural gas includes the purchased cost of the natural gas commodity, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. Overrecovered natural gas costs represent a regulatory liability that generally occurs when NJNG’s BGSS rates are higher than actual costs and returns to customers, including interest when applicable, in accordance with NJNG’s approved BGSS tariff. Conversely, underrecovered natural gas costs generally occur during periods when NJNG’s BGSS rates are lower than actual costs, in which case NJNG records a regulatory asset and requests amounts to be recovered from customers in the future.
The following is a description of certain regulatory proceedings during fiscal 2022 and 2023:

On November 2021, the BPU issued an order adopting a stipulation of settlement approving a $79.0M increase to base rates, effective December 1, 2021. The increase includes an overall rate of return on rate base of 6.84%, return on common equity of 9.6%, a common equity ratio of 54.0% and a depreciation rate of 2.78%.

BGSS and CIP

BGSS rates are normally revised on an annual basis. In addition, to manage the fluctuations in wholesale natural gas costs, NJNG has the ability to make two interim filings during each fiscal year to increase residential and small commercial customer BGSS rates on a self-implementing and provisional basis. NJNG is also permitted to refund or credit back a portion of the commodity costs to customers at any time given five days’ notice when the natural gas commodity costs decrease in comparison to amounts projected or to amounts previously collected from customers. Concurrent with the annual BGSS filing, NJNG files for an annual review of its CIP. NJNG’s annual BGSS and CIP filings are summarized as follows:

•In November 2020, NJNG notified the BPU of its intent to provide BGSS bill credits to residential and small commercial sales customers effective December 1, 2020 to December 31, 2020. In December 2020, NJNG notified the BPU of the extension of the BGSS bill credits through January 2021. The actual bill credits given to customers totaled $20.6M, $19.3M net of tax.

•2021 BGSS/CIP filing — In May 2021, NJNG submitted to the BPU the annual petition to modify its BGSS, balancing charge and CIP rates. In November 2021, the BPU approved a $2.9M increase to the annual revenues credited to BGSS and a $13.0M annual increase related to its balancing charge, as well as changes to CIP rates, which will result in a $6.3M decrease to the annual recovery, effective December 1, 2021.

•In November 2021, the BPU approved, on a preliminary basis, NJNG’s annual petition to modify its BGSS, balancing charge and CIP rates for residential and small commercial customers. The rate changes resulted in a $2.9M increase to the annual revenues credited to BGSS and a $13.0M annual increase related to its balancing charge, as well as changes to CIP rates, which resulted in a $6.3M annual recovery decrease, effective December 1, 2021, and was approved on a final basis in May 2022.

•In November 2021, NJNG submitted notification of its intent to self-implement an increase to its BGSS rate which results in an approximate $24.2M increase to annual revenues credited to BGSS, effective December 1, 2021.

•2022 BGSS/CIP filing — In June 2022, NJNG submitted its annual petition to modify its BGSS, balancing charge and CIP rates for residential and small commercial customers. In September 2022, the BPU approved, on a preliminary basis, an $81.9M increase to the annual revenues credited to BGSS and a $9.0M annual increase related to its balancing charge, as well as a $10.2M increase to CIP rates, effective October 1, 2022, which was approved on a final basis on April 12, 2023.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
•On February 22, 2023, NJNG advised the BPU of a bill credit and a reduction to the BGSS rate for residential and small commercial customers, which reduced recoveries by approximately $29.9M, effective March 1, 2023, and was approved on a final basis by the BPU on April 12, 2023. Bill credits provided to customers from March 2023 through May 2023, totaled approximately $32.4M.

•2023 BGSS/CIP filing — On June 1, 2023, NJNG filed its annual petition to modify its BGSS, balancing charge and CIP rates for residential and small business customers. This includes a $38.6M decrease to the annual revenues credited to BGSS, a $7.4M annual decrease related to its balancing charge and a $27.5M increase to CIP rates, effective October 1, 2023. On September 18, 2023, the BPU approved, on a provisional basis, the filed BGSS and balancing charge changes and a $27.0M increase to CIP rates, based on updated information since the initial filing.

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

Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives, which are designed to encourage the installation of high efficiency heating and cooling equipment and other upgrades to promote energy efficiency to its residential and commercial customers while stimulating state and local economies through the creation of jobs. Depending on the specific initiative or approval, NJNG recovers costs associated with the programs over a three- to 10-year period through a tariff rider mechanism. In March 2021, the BPU approved a three-year SAVEGREEN program that included $126.1M of direct investment, $109.4M in financing options and $23.4M in operation and maintenance expenses.

SAVEGREEN investments and costs are filed with the BPU on an annual basis. NJNG’s annual EE filings are summarized as follows:

•2020 EE filing — In May 2020, NJNG filed a petition with the BPU to minimally decrease its EE recovery rate. Throughout the course of the proceeding, the Company updated the filing for additional actual information. Based on the updated information, the BPU approved the request to maintain its existing rate, which results in an annual recovery of approximately $11.4M, effective November 1, 2020.

•2021 EE filing — In June 2021, NJNG submitted its annual cost recovery filing for the SAVEGREEN programs established from 2010 through 2018. In January 2022, the BPU approved the stipulation to resolve the current EE annual cost recovery filing, which increases annual recoveries by $2.2M, effective February 1, 2022.

•2022 EE filing — In June 2022, NJNG submitted its annual cost recovery filing for the SAVEGREEN programs established from 2010 through the present. In September 2022, the BPU approved the filing, which decreases annual recoveries by $3.5M, effective October 1, 2022.

•2023 EE filing — On June 1, 2023, NJNG submitted its annual EE filing with the BPU for the recovery of SAVEGREEN costs, proposing an increase in annual recoveries of approximately $10.7M. On September 27, 2023, the BPU approved an increase to the EE rate increasing annual recoveries by $9.0M based on updated information since the initial filing, effective October 1, 2023

Societal Benefits Charge

The SBC is comprised of three primary riders that allow NJNG to recover costs associated with USF, which is a permanent statewide program for all natural gas and electric utilities for the benefit of income-eligible customers, MGP remediation and the NJCEP. NJNG has submitted the following filings to the BPU, which include a report of program expenditures incurred each program year:

•2020 SBC filing — In April 2021, the BPU approved a stipulation resolving NJNG’s annual SBC application requesting to recover remediation expenses, including an increase in the RAC of approximately $1.3M annually and an increase to the NJCEP factor, which resulted in an annual increase of approximately $6.0M, effective May 1, 2021.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
•2021 USF filing — In June 2021, NJNG filed its annual USF compliance filing proposing an annual increase to the statewide USF rate of approximately $4.9M. In September 2021, the BPU approved the increase, effective October 1, 2021.

•2021 SBC filing — In March 2022, the BPU approved NJNG’s annual filing to increase the RAC by $0.6M and decrease the NJCEP by $2.9M, effective April 1, 2022.

•2022 USF filing — In June 2022, NJNG filed its annual USF compliance filing proposing a decrease to the statewide USF rate. In August 2022, an additional update was submitted on behalf of all NJ utilities with actual information through July 31, 2022. In September 2022, the BPU approved a decrease based on the August update, which resulted in an annual decrease of approximately $1.6M, effective October 1, 2022.

•2022 SBC filing — In September 2022, NJNG submitted its annual SBC filing to the BPU requesting approval of RAC expenditures through June 30, 2022, as well as an increase to the RAC annual recoveries of $3.8M and an increase to the NJCEP annual recoveries of $2.2M, with a proposed effective date of April 1, 2023. On April 12, 2023, the BPU approved on a final basis an increase to the RAC annual recoveries of $3.7M and a decrease to the NJCEP annual recoveries of $0.9M, effective May 1, 2023.

•2023 USF filing — On June 28, 2023, NJNG submitted its annual USF filing to the BPU requesting an increase to the statewide USF rate, which will result in a $0.7M increase to annual recoveries. The BPU approved this matter on September 27, 2023, effective October 1, 2023.

•2023 SBC filing — On September 11, 2023, NJNG submitted its annual SBC filing to the BPU requesting approval of RAC expenditures through June 2023, as well as an increase to the RAC annual recoveries of $2.4M and an increase to the NJCEP annual recoveries of $5.0M, which would be effective April 1, 2024.

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

SAFE/NJ RISE

The SAFE program replaced portions of NJNG’s natural gas distribution unprotected steel, cast iron infrastructure and associated services to improve the safety and reliability of the natural gas distribution system. SAFE I was approved to invest up to $130.0M, exclusive of AFUDC, over a four-year period. SAFE II was approved to invest up to $200.0M, excluding AFUDC, over a five-year period. NJNG recovered approximately $157.5M through annual rate filings, with the remainder recovered through subsequent rate cases. As a condition of approval of the program, NJNG was required to file a base rate case no later than November 2019 and satisfied this requirement with its March 29, 2019 base rate case filing.

NJ RISE consisted of six capital investment projects estimated to cost $102.5M over a five-year period, excluding AFUDC, for natural gas distribution storm-hardening and mitigation projects, along with incremental depreciation expense. NJ RISE includes a weighted average cost of capital that ranges from 6.74% to 6.9% and a return on equity of 9.75%. Requests for recovery of future NJ RISE capital costs occurred in conjunction with SAFE II.

In March 2021, NJNG filed a petition with the BPU requesting the final base rate increase for the recovery associated with NJ RISE and SAFE II capital investments cost of approximately $3.4M made through June 30, 2021. In June 2021, this filing was consolidated with the 2021 base rate case. In November 2021, the BPU issued an order for the consolidated matter which included approval for the final increase for the NJ RISE and SAFE II programs of $0.3M. With this approval, the BPU filings with respect to NJ RISE and SAFE II are complete.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Infrastructure Investment Program

In February 2019, NJNG filed a petition with the BPU seeking authority to implement a five-year IIP. The IIP consists of two components, transmission and distribution investments and information technology replacement and enhancements. The total investment for the IIP is approximately $507.0M. Upon approval from the BPU, investments will be recovered through annual filings to adjust base rates. In October 2020, the BPU approved the Company’s transmission and distribution component of the IIP for $150.0M over five years, effective November 1, 2020. The recovery of information technology replacement and enhancements that was included in the original IIP filing will be included as part of base rate filings as projects are placed in service. In March 2022, NJNG filed its first rate recovery request for its BPU-approved IIP with capital expenditures estimated through June 30, 2022, including AFUDC. In July 2022, NJNG filed its update with actual capital expenditures of $28.9M through June 30, 2022. In September 2022, the BPU approved the rate increase resulting in a $3.2M revenue increase, effective October 1, 2022.

On March 30, 2023, NJNG submitted its annual IIP filing to the BPU requesting a rate increase for estimated capital expenditures of $31.4M through June 30, 2023. This filing was updated on July 28, 2023, with actual expenses of approximately $28.2M through June 30, 2023. The BPU approved this filing on September 27, 2023, which resulted in a $3.2M revenue increase, effective October 1, 2023.

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

Energy Services

ES chooses not to designate its financial commodity and physical forward commodity derivatives as accounting hedges or to elect NPNS. The changes in the fair value of these derivatives are recorded as a component of natural gas purchases or operating revenues, as appropriate for ES, on the Consolidated Statements of Operations as unrealized gains or losses. For ES at settlement, realized gains and losses on all financial derivative instruments are recognized as a component of natural gas purchases, and realized gains and losses on all physical derivatives follow the presentation of the related unrealized gains and losses as a component of either natural gas purchases or operating revenues.

ES also enters into natural gas transactions in Canada and, consequently, is exposed to fluctuations in the value of Canadian currency relative to the U.S. dollar. ES may utilize foreign currency derivatives to lock in the exchange rates associated with natural gas transactions denominated in Canadian currency. The derivatives may include currency forwards, futures or swaps and are accounted for as derivatives. These derivatives are typically used to hedge demand fee payments on pipeline capacity, storage and natural gas purchase agreements.

As a result of ES entering into transactions to borrow natural gas, commonly referred to as “park and loans,” an embedded derivative is recognized relating to differences between the fair value of the amount borrowed and the fair value of the amount that will ultimately be repaid, based on changes in the forward price for natural gas prices at the borrowed location over the contract term. This embedded derivative is accounted for as a forward sale in the month in which the repayment of the borrowed natural gas is expected to occur and is considered a derivative transaction that is recorded at fair value on the Consolidated Balance Sheets, with changes in value recognized in current-period earnings.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Expected production of SRECs is hedged through the use of forward and futures contracts. All contracts require the Company to physically deliver SRECs through the transfer of certificates as per contractual settlement schedules. ES recognizes changes in the fair value of these derivatives as a component of operating revenues. Upon settlement of the contract, the related revenue is recognized when the SREC is transferred to the counterparty.

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

Clean Energy Ventures

The Company elects NPNS accounting treatment on PPA contracts executed by CEV that meet the definition of a derivative and accounts for the contract on an accrual basis. Accordingly, electricity sales are recognized in revenues throughout the term of the PPA as electricity is delivered. NPNS is a contract-by-contract election and where it makes sense to do so, the Company can and may elect to treat certain contracts as normal.

Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative assets and liabilities recognized on the Consolidated Balance Sheets as of September 30:

		Derivatives at Fair Value
		2023		2022
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
NJNG:
Physical commodity contracts	Derivatives - current	$43	$488	$252	$11
Financial commodity contracts	Derivatives - current	6,110	20	85	6,281
ES:
Physical commodity contracts	Derivatives - current	6,209	12,757	9,857	17,051
	Derivatives - noncurrent	802	7,870	376	13,561
Financial commodity contracts	Derivatives - current	18,393	2,880	14,423	26,488
	Derivatives - noncurrent	762	97	6,009	630
Foreign currency contracts	Derivatives - current	—	—	18	17
Total fair value of derivatives		$32,319	$24,112	$31,020	$64,039

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

	Asset Derivatives				Liability Derivatives
(Thousands)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)
As of September 30, 2023
ES Contracts
Physical commodity	$7,011	(1,236)	—	$5,775	$20,627	(1,236)	(9,728)	$9,663
Financial commodity	19,155	(2,977)	(16,178)	—	2,977	(2,977)	—	—
Total ES	$26,166	(4,213)	(16,178)	$5,775	$23,604	(4,213)	(9,728)	$9,663
NJNG Contracts
Physical commodity	$43	(3)	—	$40	$488	(3)	—	$485
Financial commodity	6,110	(20)	—	6,090	20	(20)	—	—
Total NJNG	$6,153	(23)	—	$6,130	$508	(23)	—	$485
As of September 30, 2022
ES Contracts
Physical commodity	$10,233	(404)	(200)	$9,629	$30,612	(404)	—	$30,208
Financial commodity	20,432	(12,198)	—	8,234	27,118	(12,198)	—	14,920
Foreign currency	18	(17)	—	1	17	(17)	—	—
Total ES	$30,683	(12,619)	(200)	$17,864	$57,747	(12,619)	—	$45,128
NJNG Contracts
Physical commodity	$252	—	—	$252	$11	—	—	$11
Financial commodity	85	(85)	—	—	6,281	(85)	—	6,196
Total NJNG	$337	(85)	—	$252	$6,292	(85)	—	$6,207
(1)Derivative assets and liabilities are presented on a gross basis on the Consolidated Balance Sheets, as the Company does not elect balance sheet offsetting under ASC 210-20.
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

ES utilizes financial derivatives to economically hedge the gross margin associated with the purchase of physical natural gas to be used for storage injection and its subsequent sale at a later date. The gains or (losses) on the financial transactions that are economic hedges of the cost of the purchased natural gas are recognized prior to the gains or (losses) on the physical transaction, which are recognized in earnings when the natural gas is delivered. Therefore, mismatches between the timing of the recognition of realized gains or (losses) on the financial derivative instruments and gains or (losses) associated with the actual sale of the natural gas that is being economically hedged, along with fair value changes in derivative instruments, creates volatility in the results of ES, although the Company’s intended economic results relating to the entire transaction are unaffected.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following table presents the effect of derivative instruments recognized on the Consolidated Statements of Operations as of September 30:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated as hedging instruments:		2023	2022	2021
ES:
Physical commodity contracts	Operating revenues	$33,610	$(8,569)	$30,011
Physical commodity contracts	Natural gas purchases	(6,846)	3,580	1,052
Financial commodity contracts	Natural gas purchases	80,406	14,403	(43,997)
Foreign currency contracts	Natural gas purchases	—	(14)	238
Total unrealized and realized gain (loss)		$107,170	$9,400	$(12,696)

NJNG’s derivative contracts are part of the Company’s risk management activities that relate to its natural gas purchases and BGSS incentive programs. At settlement, the resulting gains and/or losses are payable to or recoverable from utility customers and are deferred in regulatory assets or liabilities resulting in no impact to earnings.

The following table reflects the gains and/or (losses) associated with NJNG’s derivative instruments as of September 30:

(Thousands)	2023	2022	2021
NJNG:
Physical commodity contracts	$(34,241)	$7,116	$2,174
Financial commodity contracts	(50,130)	32,868	32,725
Total unrealized and realized (loss) gain	$(84,371)	$39,984	$34,899

During fiscal 2020, NJR entered into treasury lock transactions to fix the benchmark treasury rate associated with debt issuances that were finalized in 2020. NJR designates its treasury lock contracts as cash flow hedges; therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to interest expense on the Consolidated Statements of Operations ratable over the term of the associated debt. Pre-tax losses of $1.4M were reclassified during both fiscal 2023 and 2022.

NJNG and ES had the following outstanding long (short) derivatives as of September 30:

	Natural Gas Distribution		Energy Services
Volumes (Bcf)	Futures	Physical Commodity	Futures	Physical Commodity
2023	32.1	12.1	(6.9)	0.2
2022	30.5	6.8	(0.7)	2.7

Not included in the above table are 1.3M and 1.2M SRECs that were open as of September 30, 2023 and 2022, respectively, and the notional amount of foreign currency transactions for the periods were immaterial.

Broker Margin

Futures exchanges have contract-specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin and variation margin that fluctuates based on the daily marked-to-market relative to maintenance margin requirements. The Company maintains separate broker margin accounts for NJNG and ES.

The balances as of September 30, by reporting segment, are as follows:

(Thousands)	Balance Sheet Location	2023	2022
NJNG	Restricted broker margin accounts - current assets	$5,915	$26,138
ES	Restricted broker margin accounts - current assets	$14,881	$68,123
	Restricted broker margin accounts - current liabilities	$8,029	$—

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Wholesale Credit Risk

NJNG, ES, CEV and S&T are exposed to credit risk as a result of their sales/wholesale marketing activities. As a result of the inherent volatility in the prices of natural gas commodities, derivatives and SRECs, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty fails to perform the obligations under its contract, then the Company could sustain a loss.

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of September 30, 2023. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and CEV residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$119,229
Noninvestment grade	4,775
Internally-rated investment grade	20,343
Internally-rated noninvestment grade	20,153
Total	$164,500

Conversely, certain of NJNG’s and ES’s derivative instruments are linked to agreements containing provisions that would require cash collateral payments from the Company if certain events occur. These provisions vary based upon the terms in individual counterparty agreements and can result in cash payments if NJNG’s credit rating were to fall below its current level. Specifically, most, but not all, of these additional payments will be triggered if NJNG’s debt is downgraded by the major credit agencies, regardless of investment grade status. In addition, some of these agreements include threshold amounts that would result in additional collateral payments if the values of derivative liabilities were to exceed the maximum values provided for in relevant counterparty agreements. Other provisions include payment features that are not specifically linked to ratings, but are based on certain financial metrics.

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company’s credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. There was approximately $0.1M and $0.2M of derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required as of September 30, 2023 and 2022, respectively. These amounts differ from the respective net derivative liabilities reflected on the Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
6. FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and cash equivalents, accounts receivable, current loans receivable, accounts payable, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. Non-current loans receivable are recorded based on what the Company expects to receive, which approximates fair value, in other noncurrent assets on the Consolidated Balance Sheets. The Company regularly evaluates the credit quality and collection profile of its customers to approximate fair value.

As of September 30, the estimated fair value of long-term debt, including current maturities, excluding natural gas meter sale leasebacks, debt issuance costs and solar asset sale leasebacks, is as follows (1):

(Thousands)	2023	2022
NJNG (2) (3)
Carrying value	$1,467,845	$1,292,845
Fair market value	$1,097,088	$979,388
NJR (4)
Carrying value	$1,120,000	$1,070,000
Fair market value	$1,009,448	$966,968
(1)See Note 9. Debt for a reconciliation to long-term and short-term debt.
(2)Excludes the sale leasebacks of natural gas meters of $31.4M and $30.3M as of September 30, 2023 and 2022, respectively. The fair value of certain sale leasebacks of natural gas meters amounted to $20.9M and $15.7M as of September 30, 2023 and 2022, respectively.
(3)Excludes NJNG’s debt issuance costs of $9.8M and $9.5M as of September 30, 2023 and September 30, 2022, respectively.
(4)Excludes NJR’s debt issuance costs of $3.7M and $3.8M as of September 30, 2023 and September 30, 2022, respectively.

CEV enters into transactions to sell certain commercial solar assets and lease the assets back for a term specified in the lease. These transactions are considered financing obligations for accounting purposes and are recorded within long-term debt on the Consolidated Balance Sheets. The estimated fair value of solar asset financing obligations as of September 30, 2023 and 2022 was $268.1M and $124.1M, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company’s credit rating. As of September 30, 2023, the Company discloses its debt within Level 2 of the fair value hierarchy.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to inputs that are based on unobservable market data and includes the following:

Fair Value Hierarchy	Description of Fair Value Level	Fair Value Technique
Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets
The Company’s Level 1 assets and liabilities include exchange-traded natural gas futures and options contracts, listed equities and money market funds. Exchange-traded futures and options contracts include all energy contracts traded on the NYMEX, CME and ICE that the Company refers to internally as basis swaps, fixed swaps, futures and financial options that are cleared through an FCM.

Level 2	Other significant observable inputs, such as interest rates or price data, including both commodity and basis pricing that is observed either directly or indirectly from publications or pricing services
The Company’s Level 2 assets and liabilities include over-the-counter physical forward commodity contracts and swap contracts, SREC forward sales or derivatives that are initially valued using observable quotes and are subsequently adjusted to include time value, credit risk or estimated transport pricing components for which no basis price is available. Level 2 financial derivatives consist of transactions with non-FCM counterparties (basis swaps, fixed swaps and/or options). Inputs are verifiable and do not require significant management judgment. For some physical commodity contracts, the Company utilizes transportation tariff rates that are publicly available and that it considers to be observable inputs that are equivalent to market data received from an independent source. There are no significant judgments or adjustments applied to the transportation tariff inputs and no market perspective is required. Even if the transportation tariff input were considered to be a “model,” it would still be considered to be a Level 2 input as the data is:
•widely accepted and public;
•non-proprietary and sourced from an independent third party; and
•observable and published.
These additional adjustments are generally not considered to be significant to the ultimate recognized values.

Level 3	Inputs derived from a significant amount of unobservable market data	These include the Company’s best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

Financial derivative portfolios of NJNG and ES consist mainly of futures, options and swaps. The Company primarily uses the market approach, and its policy is to use actively quoted market prices when available. The principal market for its derivative transactions is the natural gas wholesale market; therefore, the primary sources for its price inputs are CME, NYMEX and ICE. ES uses Platts and Natural Gas Exchange for Canadian delivery points. However, ES also engages in transactions that result in transporting natural gas to delivery points for which there is no actively quoted market price. In most instances, the transportation cost to the final delivery location is not significant to the overall valuation. If required, ES’s policy is to use the best information available to determine fair value based on internal pricing models, which would include estimates extrapolated from broker quotes or other pricing services.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2023
Assets
Physical commodity contracts	$—	$7,054	$—	$7,054
Financial commodity contracts	25,265	—	—	25,265
Money market funds	145	—	—	145
Other	2,641	—	—	2,641
Total assets at fair value	$28,051	$7,054	$—	$35,105
Liabilities
Physical commodity contracts	$—	$21,115	$—	$21,115
Financial commodity contracts	2,997	—	—	2,997
Total liabilities at fair value	$2,997	$21,115	$—	$24,112
As of September 30, 2022
Assets
Physical commodity contracts	$—	$10,485	$—	$10,485
Financial commodity contracts	20,517	—	—	20,517
Financial commodity contracts - foreign exchange	—	18	—	18
Money market funds	59	—	—	59
Other	1,884	—	—	1,884
Total assets at fair value	$22,460	$10,503	$—	$32,963
Liabilities
Physical commodity contracts	$—	$30,623	$—	$30,623
Financial commodity contracts	33,231	168	—	33,399
Financial commodity contracts - foreign exchange	—	17	—	17
Total liabilities at fair value	$33,231	$30,808	$—	$64,039

7. INVESTMENTS IN EQUITY INVESTEES

Steckman Ridge

The Company holds a 50% equity method investment in Steckman Ridge, a jointly owned and controlled natural gas storage facility located in Bedford County, Pennsylvania. The Company’s investment in Steckman Ridge was $104.1M and $106.6M as of September 30, 2023 and 2022, respectively, which includes loans with a total outstanding principal balance of $70.4M for both September 30, 2023 and 2022. On October 1, 2023, we entered into an Amended and Restated Loan Agreement with Steckman Ridge to extend the existing loan agreement for an additional five years and moved from London Interbank Offered Rate to SOFR. These loans accrue interest at a variable rate that resets quarterly and are now due October 1, 2027.

NJNG and ES have entered into storage and park and loan agreements with Steckman Ridge. See Note 16. Related Party Transactions for more information on these intercompany transactions.

PennEast

The Company, through its subsidiary NJR Midstream Company, is a 20% investor in PennEast, a partnership whose purpose was to construct and operate a 120-mile natural gas pipeline that would have extended from northeast Pennsylvania to western New Jersey.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
During the third quarter of fiscal 2021, the Company recognized an other-than-temporary impairment charge of $92.0M, or approximately $74.5M, net of income taxes, which represented the best estimate of the salvage value of the remaining assets of the project and was recorded in equity in earnings of affiliates in the Consolidated Statements of Operations. In September 2021, the PennEast partnership determined that this project was no longer supported, and all further development ceased.

In March 2022, the PennEast board of managers approved cash distributions to members of the partnership following the sale of certain project-related assets and refunds of interconnection fees received from interstate pipelines. The return of capital received by the Company from March 2022 through September 2022 totaled $11.0M and reduced the remaining carrying value of its equity method investment in PennEast to zero in the Consolidated Balance Sheets, with the excess recorded in equity in earnings of affiliates in the Consolidated Statements of Operations. The Company received additional return of capital of $0.3M during fiscal 2023, which is recognized in equity in earnings of affiliates in the Consolidated Statements of Operations.

The following is the summarized financial information for Steckman Ridge and PennEast for fiscal years ended September 30:

(Thousands)	2023	2022	2021
Steckman Ridge
Operating revenues	$22,659	$19,812	$21,847
Gross profit	$13,385	$11,349	$13,350
Income from continuing operations	$5,769	$8,686	$11,483
Net income	$5,769	$8,686	$11,483
Net income attributable to NJR	$2,884	$4,343	$5,741
Current assets	$12,724	$28,609
Noncurrent assets	$193,779	$198,052
Current liabilities	$148,577	$23,618
Noncurrent liabilities	$—	$140,810
PennEast
Operating revenues	$—	$—	$—
Gross profit	$—	$—	$—
Loss from continuing operations	$(9,543)	$(3,778)	$(406,305)
Net loss	$(9,543)	$(3,778)	$(406,305)
Net loss attributable to NJR	$(1,909)	$(756)	$(81,261)
Current assets	$1,481	$1,801
Noncurrent assets	$—	$—
Current liabilities	$127	$82
Noncurrent liabilities	$—	$500

8. EARNINGS PER SHARE

The following table presents the calculation of the Company’s basic and diluted earnings per share for the fiscal years ended September 30:

(Thousands, except per share amounts)	2023	2022	2021
Net income, as reported	$264,724	$274,922	$117,890
Basic earnings per share
Weighted average shares of common stock outstanding-basic	97,028	96,100	96,227
Basic earnings per common share	$2.73	$2.86	$1.23
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	97,028	96,100	96,227
Incremental shares (1)	599	388	333
Weighted average shares of common stock outstanding-diluted	97,627	96,488	96,560
Diluted earnings per common share	$2.71	$2.85	$1.22
(1)Incremental shares consist primarily of unvested stock awards and performance units, which are calculated using the treasury stock method.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
9. DEBT

NJNG and NJR finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

Long-term Debt

The following table presents the long-term debt of the Company as of September 30:

(Thousands)			2023	2022
NJNG
First mortgage bonds:		Maturity date:
Series OO	3.00%	August 1, 2041	46,500	46,500
Series PP	3.15%	April 15, 2028	50,000	50,000
Series QQ	3.58%	March 13, 2024	70,000	70,000
Series RR	4.61%	March 13, 2044	55,000	55,000
Series SS	2.82%	April 15, 2025	50,000	50,000
Series TT	3.66%	April 15, 2045	100,000	100,000
Series UU	3.63%	June 21, 2046	125,000	125,000
Series VV	4.01%	May 11, 2048	125,000	125,000
Series WW	3.50%	April 1, 2042	10,300	10,300
Series XX	3.38%	April 1, 2038	10,500	10,500
Series YY	2.45%	April 1, 2059	15,000	15,000
Series ZZ	3.76%	July 17, 2049	100,000	100,000
Series AAA	3.86%	July 17, 2059	85,000	85,000
Series BBB	2.75%	August 1, 2039	9,545	9,545
Series CCC	3.00%	August 1, 2043	41,000	41,000
Series DDD	3.13%	June 30, 2050	50,000	50,000
Series EEE	3.13%	July 23, 2050	50,000	50,000
Series FFF	3.33%	July 23, 2060	25,000	25,000
Series GGG	2.87%	September 1, 2050	25,000	25,000
Series HHH	2.97%	September 1, 2060	50,000	50,000
Series III	2.97%	October 28, 2051	50,000	50,000
Series JJJ	3.07%	October 28, 2061	50,000	50,000
Series LLL	4.37%	May 27, 2037	50,000	50,000
Series MMM	4.71%	May 27, 2052	50,000	50,000
Series NNN	5.47%	October 24, 2052	125,000	—
Series OOO	5.56%	September 28, 2033	50,000	—
Meter financing obligation		Various dates	31,352	30,290
Less: Debt issuance costs			(9,770)	(9,528)
Less: Current maturities of long-term debt			(78,477)	(6,538)
Total NJNG long-term debt			1,410,950	1,307,069
NJR
Unsecured senior notes	3.20%	August 18, 2023	—	50,000
Unsecured senior notes	3.48%	November 7, 2024	100,000	100,000
Unsecured senior notes	3.54%	August 18, 2026	100,000	100,000
Unsecured senior notes	3.96%	June 8, 2028	100,000	100,000
Unsecured senior notes	3.29%	July 17, 2029	150,000	150,000
Unsecured senior notes	3.60%	July 23, 2032	130,000	130,000
Unsecured senior notes	3.50%	July 23, 2030	130,000	130,000
Unsecured senior notes	3.25%	September 1, 2033	80,000	80,000
Unsecured senior notes	3.13%	September 1, 2031	120,000	120,000
Unsecured senior notes	4.38%	June 23, 2027	110,000	110,000
Unsecured senior notes	3.64%	September 19, 2034	50,000	50,000
Unsecured senior notes	6.14%	December 15, 2032	50,000	—
Less: Debt issuance costs			(3,656)	(3,753)
Less: Current maturities of long-term debt			—	(50,000)
Total NJR long-term debt			1,116,344	1,066,247
CEV
Solar asset financing obligation		Various dates	278,401	130,618
Less: Current maturities of long-term debt			(37,678)	(18,532)
Total CEV long-term debt			240,723	112,086
Total long-term debt			$2,768,017	$2,485,402

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Annual long-term debt redemption requirements, excluding meter financing obligations, debt issuance costs and solar asset financing obligations, as of September 30, are as follows:

(Thousands)	2024	2025	2026	2027	2028	Thereafter
NJR	$—	$100,000	$100,000	$110,000	$100,000	$710,000
NJNG	$70,000	$50,000	$—	$—	$50,000	$1,297,845

NJR

On October 24, 2022, NJR entered into a Note Purchase Agreement, which closed on December 15, 2022, under which NJR issued $50M, senior notes at a fixed rate of 6.14%, maturing in 2032. The senior notes are unsecured and guaranteed by certain unregulated subsidiaries of NJR.

NJNG

First Mortgage Bonds

NJNG and Trustee entered into the Mortgage Indenture, dated September 1, 2014, which secures all the outstanding FMBs issued by NJNG. The Mortgage Indenture provides a direct first mortgage lien upon substantially all the operating properties and franchises of NJNG (other than excepted property, such as cash on hand, choses-in-action, securities, rent, natural gas meters and certain materials, supplies, appliances and vehicles), subject only to certain permitted encumbrances. The Mortgage Indenture contains provisions subjecting after-acquired property (other than excepted property and subject to pre-existing liens, if any, at the time of acquisition) to the lien thereof.

NJNG’s Mortgage Indenture does not restrict NJNG’s ability to pay dividends. New Jersey Administrative Code 14:4-4.7 states that a public utility cannot issue dividends, without regulatory approval, if its equity-to-total-capitalization ratio falls below 30%. As of September 30, 2023, NJNG’s equity-to-total-capitalization ratio is 54.4% and NJNG has the capacity to issue up to $1.4B of FMB under the terms of the Mortgage Indenture.

On October 24, 2022, NJNG entered into a Note Purchase Agreement under which it sold $125M of its senior notes at an interest rate of 5.47%, maturing in 2052.

On September 28, 2023, NJNG entered into a Note Purchase Agreement for $100M aggregate principal amount of its senior notes consisting of $50M of 5.56% senior notes due September 28, 2033, which closed on September 28, 2023, and $50M of 5.85% senior notes due October 30, 2053, which closed on October 30, 2023.

The senior notes are secured by an equal principal amount of NJNG’s FMBs issued under NJNG’s Mortgage Indenture.

Sale Leasebacks

NJNG received $8.4M and $17.3M during fiscal 2023 and 2022, respectively, in connection with the sale leaseback of its natural gas meters, with terms ranging from seven to 10 years. These transactions are treated as financing obligations that are paid over the term of the arrangement and NJNG has the option to purchase the meters back upon lease expiration. During fiscal 2022, NJNG exercised an early purchase option with respect to certain outstanding meter leases by making a final principal payment of $1.1M for fiscal 2022. There were no early purchase options exercised during fiscal 2023.

Contractual commitments for meter financing obligation payments, which include the most likely outcome of cash payments to the lessor, as of the fiscal years ended September 30, are as follows:

(Thousands)	2024	2025	2026	2027	2028	Thereafter	Subtotal
Lease Payments	$9,362	7,479	6,407	4,083	4,715	1,676	$33,722
Less: Interest component							(2,370)
Total							$31,352

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Clean Energy Ventures

CEV enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. These transactions are treated as financing obligations for accounting purposes and are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. CEV continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. CEV received proceeds of $167.8M and $24.1M during fiscal 2023 and 2022, respectively, in connection with the sale leaseback of commercial solar assets. The proceeds received were recognized as a financing obligation on the Consolidated Balance Sheets.

Contractual commitments for the solar asset financing obligation payments, as of the fiscal years ended September 30, are as follows:

(Thousands)	2024	2025	2026	2027	2028	Thereafter	Subtotal
Lease Payments	$54,033	50,663	13,875	16,385	26,392	87,881	$249,229
Less: Interest component							(42,942)
Total							$206,287
Credit Facilities and Short-term Debt

On February 7, 2023, NJR's 364-day $150M term loan credit agreement, that was entered into in February 2022, expired. The Company had $50M that was borrowed on February 9, 2022 and $100M that was borrowed on February 14, 2022, which was paid in full at expiration of the term loan agreement.

The following table summarizes NJR’s credit facility and NJNG’s commercial paper program and credit facility as of September 30:

		At end of period
(Thousands)	Total borrowing capacity	Loans outstanding	Weighted average interest rate	Remaining borrowing capacity		Expiration dates
2023
NJR
Bank revolving credit facilities (1)	$650,000	$217,300	6.53%	$426,967	(2)	Sep 2027
NJNG
Bank revolving credit facilities (3)	$250,000	$34,800	5.48%	$214,469	(4)	Sep 2027
2022
NJR
Bank revolving credit facilities (1)	$650,000	$200,150	3.97%	$440,177	(2)	Sep 2027
Bank term loan credit agreement	$150,000	$150,000	3.81%	$—		Feb 2023
NJNG
Bank revolving credit facilities (3)	$250,000	$73,800	3.34%	$175,469	(4)	Sep 2027
(1)Committed credit facilities, which require commitment fees of 0.10% on the unused amounts.
(2)Letters of credit outstanding total $5.7M and $9.7M as of September 30, 2023 and September 30, 2022, respectively, which reduces amount available by the same amount.
(3)Committed credit facilities, which require commitment fees of 0.075% on the unused amounts.
(4)Letters of credit outstanding total $0.7M as of both September 30, 2023 and 2022, which reduces amount available by the same amount.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
NJR

On August 30, 2022, NJR entered into a First Amendment to NJR’s Second Amended and Restated Credit Agreement governing a $650M NJR Credit Facility with a maturity date of September 2, 2027. The NJR Credit Facility is subject to a one-year extension beyond that date and includes an accordion feature, which allows NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in increments of $50M, with the total revolving credit commitments not exceeding $750M. The NJR Credit Facility also permits the borrowing of revolving loans and swingline loans, as well as a $75M sublimit for the issuance of letters of credit. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility. The credit facility is used primarily to finance its share repurchases, to satisfy ES’s short-term liquidity needs and to finance, on an initial basis, unregulated investments.

As of September 30, 2023, NJR had seven letters of credit outstanding totaling $5.7M on behalf of ES and CEV. These letters of credit reduce the amount available under NJR’s committed credit facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

ES’s letters of credit are used for margin requirements for natural gas transactions, collateral and security deposit for retail natural gas sales, and they expire on dates ranging from September 2024 to December 2024.

Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

NJNG

On August 30, 2022, NJNG amended the Second Amended and Restated Credit Agreement governing a $250M NJNG Credit Facility with a maturity date of September 2, 2027. The NJNG Credit Facility is subject to a one-year extension beyond that date and includes an accordion feature, which allows NJNG, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJNG Credit Facility in minimum increments of $50M up to a maximum of $100M. The NJNG Credit Facility also permits the borrowing of revolving loans and swingline loans, as well as a $30M sublimit for the issuance of letters of credit.

As of September 30, 2023, NJNG has two letters of credit outstanding for $0.7M, which reduced the amount available under the NJNG Credit Facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

10. STOCK-BASED COMPENSATION

In January 2017, the NJR 2017 Stock Award and Incentive Plan replaced the NJR 2007 Stock Award and Incentive Plan. Shares have been issued in the form of performance share units, restricted stock units, deferred retention stock units and unrestricted common stock to non-employee directors. As of September 30, 2023, 2,774,527 shares remain available for future issuance.

The following table summarizes all stock-based compensation expense recognized during the following fiscal years:

(Thousands)	2023	2022	2021
Stock-based compensation expense:
Performance share awards	$4,882	$4,131	$3,856
Restricted and non-restricted stock	3,647	3,189	3,193
Deferred retention stock	6,187	7,507	100
Compensation expense included in operation and maintenance expense	14,716	14,827	7,149
Income tax benefit (1)	(3,563)	(3,624)	(1,613)
Total, net of tax	$11,153	$11,203	$5,536
(1)Excludes additional tax (expense) benefit related to delivered shares of $(0.6)M, $(0.1)M and $(0.2)M as of September 30, 2023, 2022 and 2021, respectively.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Performance Share Units

In fiscal 2023, the Company granted to certain officers 39,614 performance shares, which are market condition awards that vest on September 30, 2025, subject to the Company meeting certain conditions. In fiscal 2023, the Company also granted to certain officers 73,047 performance shares, of which 42,449 vest on September 30, 2025 and 30,598 vest annually over a three-year period beginning in September 2023, both of which are subject to the Company meeting certain performance conditions.

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

In fiscal 2021, the Company granted to certain officers 46,813 performance shares, which are market condition awards that vested on September 30, 2023, subject to the Company meeting certain conditions. In fiscal 2021, the Company also granted to certain officers 70,138 performance shares, of which 44,156 vested in September 30, 2023 and 25,982 vest annually over a three-year period beginning in September 2021, both of which were subject to the Company meeting certain performance conditions. The vesting of these awards are shown in the table below.

There is approximately $5.2M of deferred compensation related to unvested performance shares that is expected to be recognized over the weighted average period of 1.7 years.

The following table summarizes the performance share activity under the stock award and incentive plans for the past three fiscal years:

	Shares (1)	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2020	155,731	$44.22	—
Granted	116,951	$33.34	—
Vested (2)	(54,918)	$44.64	$1,673
Cancelled/forfeited	(51,673)	$45.32	—
Non-vested and outstanding at September 30, 2021	166,091	$36.08	—
Granted	118,526	$38.84	—
Vested (3)	(76,708)	$39.57	$2,765
Cancelled/forfeited	(15,788)	$37.33	—
Non-vested and outstanding at September 30, 2022	192,121	$36.29	—
Granted	112,661	$46.00	—
Vested (4)	(105,197)	$35.07	$4,126
Cancelled/forfeited	(9,330)	$38.64	—
Non-vested and outstanding at September 30, 2023	190,255	$42.60	—
(1)The number of common shares issued related to certain performance shares may range from zero to 150% of the number of shares shown in the table above based on the Company’s achievement of performance goals.
(2)As certified by the Company’s Leadership and Compensation Committee on November 10, 2021, there were no common shares earned related to TSR performance, the number of common shares earned related to NFE performance was 93% or 31,116 shares, and the number of common shares earned related to Performance Based Restricted Stock was 100% or 25,982 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100%.
(3)As certified by the Company’s Leadership and Compensation Committee on November 9, 2022, the number of common shares earned related to TSR performance was 112% or 30,472 shares, the number of common shares earned related to NFE performance was 105% or 26,282 shares, and the number of common shares earned related to Performance Based Restricted Stock was 100% or 28,965 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100%.
(4)As certified by the Company’s Leadership and Compensation Committee on November 15, 2023, the number of common shares earned related to TSR performance was 150% or 59,192 shares, the number of common shares earned related to NFE performance was 150% or 55,832 shares, and the number of common shares earned related to Performance Based Restricted Stock was 100% or 30,598 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100%.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The Company measures compensation expense related to performance shares based on the fair value of these awards at their date of grant. In accordance with ASC 718, Compensation - Stock Compensation, compensation expense for market condition grants are recognized for awards granted, and are not adjusted based on actual achievement of the performance goals. The Company estimated the fair value of these grants on the date of grant using a lattice model. Performance condition grants are initially fair valued at the Company’s stock price on the grant date and are subsequently adjusted for actual achievement of the performance goals.

Restricted Stock Units

The Company granted 64,080, 54,826 and 67,726 shares of restricted stock during fiscal 2023, 2022 and 2021, respectively. The shares vest annually over a three-year period beginning in October of the fiscal year in which they were granted. There is approximately $1.4M of deferred compensation related to unvested restricted stock shares that is expected to be recognized over the weighted average period of 1.8 years.

The following table summarizes the restricted stock activity under the stock award and incentive plans for the past three fiscal years:

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2020	73,486	$43.52	—
Granted	67,726	$33.34	—
Vested	(34,000)	$44.30	$996
Cancelled/forfeited	(5,591)	$36.34	—
Non-vested and outstanding at September 30, 2021	101,621	$36.87	—
Granted	54,826	$38.84	—
Vested	(47,867)	$39.01	$1,824
Cancelled/forfeited	(10,756)	$37.06	—
Non-vested and outstanding at September 30, 2022	97,824	$36.90	—
Granted	64,080	$46.00	—
Vested	(48,312)	$40.30	$1,910
Cancelled/forfeited	(4,716)	$38.77	—
Non-vested and outstanding at September 30, 2023	108,876	$41.55	—

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

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Outstanding at September 30, 2020	228,246	$46.32	—
Granted/Vested	2,999	$33.34	—
Delivered	(22,389)	$45.00	$641
Outstanding at September 30, 2021	208,856	$46.28	—
Granted/Vested	192,728	$38.95	—
Delivered	(163,499)	$47.95	$6,167
Forfeited	(6,818)	$40.33	—
Outstanding at September 30, 2022	231,267	$39.16	—
Granted/Vested	134,941	$45.85	—
Delivered	(38,115)	$40.67	$1,517
Outstanding at September 30, 2023	328,093	$41.74	—

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

The following summarizes non-employee director share awards for the past three fiscal years:

	2023		2022	2021
Shares granted	24,044	(1)	30,908	34,994
Weighted average grant date fair value	$49.58		$39.09	$35.72
(1)Approximately $0.3M of expense remains as of September 30, 2023, to be recognized through December 31, 2023.

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

The Company’s funding policy for its pension plans is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. In fiscal 2023 and 2022, the Company had no minimum funding requirements and did not make any discretionary contributions to the pension plans. The Company does not expect to be required to make additional contributions to fund the pension plans during the next fiscal year based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents.

There are no federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. The Company contributed $4.2M and $6.1M in fiscal 2023 and 2022, respectively, and estimates that it will contribute between $5M and $10M over each of the next five years. Additional contributions may be required based on market conditions and changes to assumptions.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following summarizes the changes in the funded status of the plans and the related liabilities recognized on the Consolidated Balance Sheets as of September 30:

	Pension (1)		OPEB
(Thousands)	2023	2022	2023	2022
Change in Benefit Obligation
Benefit obligation at beginning of year	$290,823	$395,547	$173,217	$244,674
Service cost	5,402	8,291	2,471	4,305
Interest cost	15,174	9,632	9,146	6,355
Plan participants’ contributions (2)	32	59	552	423
Actuarial (gain) loss	(7,057)	(109,320)	25,363	(77,775)
Benefits paid, net of retiree subsidies received	(14,053)	(13,386)	(7,343)	(4,765)
Benefit obligation at end of year	$290,321	$290,823	$203,406	$173,217
Change in plan assets
Fair value of plan assets at beginning of year	$284,347	$355,284	$99,736	$114,183
Actual return (loss) on plan assets	27,456	(58,239)	9,826	(15,996)
Employer contributions	579	628	4,192	6,082
Benefits paid, net of plan participants’ contributions (2)	(14,021)	(13,326)	(6,971)	(4,533)
Fair value of plan assets at end of year	$298,361	$284,347	$106,783	$99,736
Funded status	$8,040	$(6,476)	$(96,623)	$(73,481)
Amounts recognized on Consolidated Balance Sheets
Postemployment employee benefit asset
Noncurrent	$18,684	$4,388	$—	$—
Postemployment employee benefit liability
Current	$(538)	$(578)	$(4,201)	$(900)
Noncurrent	(10,106)	(10,286)	(92,422)	(72,581)
Total	$8,040	$(6,476)	$(96,623)	$(73,481)
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

The following table summarizes the amounts recognized in regulatory assets and accumulated OCI as of September 30:

	Regulatory Assets		Accumulated Other Comprehensive Income (Loss)
(Thousands)	Pension	OPEB	Pension	OPEB
Balance at September 30, 2021	$56,187	$60,335	$22,790	$12,696
Amounts arising during the period:
Net actuarial (gain)	(14,922)	(35,781)	(14,885)	(18,422)
Amounts amortized to net periodic costs:
Net actuarial (loss)	(5,843)	(4,577)	(2,902)	(1,107)
Prior service (cost) credit	(101)	133	—	11
Balance at September 30, 2022	$35,321	$20,110	$5,003	$(6,822)
Amounts arising during the period:
Net actuarial (gain) loss	(10,493)	9,936	(4,048)	12,320
Amounts amortized to net periodic costs:
Net actuarial (loss)	(87)	—	(213)	—
Prior service (cost)	(103)	—	—	—
Balance at September 30, 2023	$24,638	$30,046	$742	$5,498

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The amounts in regulatory assets and accumulated OCI not yet recognized as components of net periodic benefit cost as of September 30 are:

	Regulatory Assets				Accumulated Other Comprehensive Income (Loss)
	Pension		OPEB		Pension		OPEB
(Thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Net actuarial loss (gain)	$24,577	$35,157	$30,046	$20,110	$742	$5,003	$5,498	$(6,822)
Prior service cost	61	164	—	—	—	—	—	—
Total	$24,638	$35,321	$30,046	$20,110	$742	$5,003	$5,498	$(6,822)

To the extent the unrecognized amounts in accumulated OCI or regulatory assets exceed 10% of the greater of the benefit obligation or the fair value of plan assets, an amortized amount over the average expected future working lifetime of the active plan participants is recognized. Amounts included in regulatory assets and accumulated OCI expected to be recognized as components of net periodic benefit cost in fiscal 2024 are as follows:

	Regulatory Assets		Accumulated Other Comprehensive Income (Loss)
(Thousands)	Pension	OPEB	Pension	OPEB
Net actuarial loss (gain)	$815	$667	$(12)	$661
Prior service cost	62	—	—	—
Total	$877	$667	$(12)	$661

The projected benefit and accumulated benefit obligations and the fair value of plan assets as of September 30, are as follows:

	Pension
(Thousands)	2023	2022
Projected benefit obligation	$290,321	$290,823
Accumulated benefit obligation	$267,794	$265,933
Fair value of plan assets	$298,361	$284,347

The components of the net periodic cost for pension benefits, including the Company’s PEP, and OPEB costs (principally health care and life insurance) for employees and covered dependents for fiscal years ended September 30, are as follows:

	Pension			OPEB
(Thousands)	2023	2022	2021	2023	2022	2021
Service cost	$5,402	$8,291	$8,730	$2,471	$4,305	$4,844
Interest cost	15,174	9,632	9,112	9,146	6,355	6,071
Expected return on plan assets	(19,972)	(21,275)	(20,150)	(6,721)	(7,575)	(6,497)
Recognized actuarial loss	300	8,745	11,446	—	5,684	7,909
Prior service cost (credit) amortization	103	101	102	—	(144)	(179)
Net periodic benefit cost recognized as expense	$1,007	$5,494	$9,240	$4,896	$8,625	$12,148

Assumptions

The weighted average assumptions used to determine the Company’s benefit costs during the fiscal years below and obligations as of September 30, are as follows:

	Pension						OPEB
	2023		2022		2021		2023		2022		2021
Benefit costs:
Discount rate	5.50/5.50%	(1)	3.10/3.07%	(1)	2.95/2.92%	(1)	5.51/5.51%	(1)	3.24/3.17%	(1)	3.08/3.03%	(1)
Expected asset return	7.00%		6.75%		6.75%		7.00%		6.75%		6.75%
Compensation increase	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)
Obligations:
Discount rate	5.89/5.87%	(1)	5.50/5.50%	(1)	3.10/3.07%	(1)	5.97/5.94%	(1)	5.51/5.51%	(1)	3.24/3.17%	(1)
Compensation increase	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)
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

Information relating to the assumed HCCTR used to determine expected OPEB benefits as of September 30, and the effect of a 1% change in the rate, are as follows:

($ in thousands)	2023	2022	2021
HCCTR	7.4%	6.6%	6.9%
Ultimate HCCTR	4.5%	4.5%	4.5%
Year ultimate HCCTR reached	2032	2027	2027
Effect of a 1 percentage point increase in the HCCTR on:
Year-end benefit obligation	$30,818	$26,710	$43,217
Total service and interest cost	$2,117	$2,544	$2,959
Effect of a 1 percentage point decrease in the HCCTR on:
Year-end benefit obligation	$(25,283)	$(21,853)	$(34,669)
Total service and interest costs	$(1,700)	$(1,966)	$(2,253)

The Company’s investment objective is a long-term real rate of return on assets before permissible expenses that is approximately 5% greater than the assumed rate of inflation, as measured by the consumer price index. The expected long-term rate of return is based on the asset categories in which the Company invests and the current expectations and historical performance for these categories.

The mix and targeted allocation of the pension and OPEB plans’ assets are as follows:

	2024	Assets at
	Target	September 30,
Asset Allocation	Allocation	2023	2022
U.S. equity securities	34%	34%	32%
International equity securities	17	16	16
Fixed income	33	31	32
Collective investment trusts at NAV	16	19	20
Total	100%	100%	100%

The Company adopted the revised mortality assumptions published by the Society of Actuaries for its pension and other postemployment benefit obligations, which reflected increased life expectancies in the U.S. The adoption of the new mortality projection scale, MP-2021, and the Pri-2012 mortality study, did not materially impact the projected benefit obligation for the plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following fiscal years:

(Thousands)	2024	2025	2026	2027	2028	2029 - 2033
Pension	$15,227	$16,233	$17,255	$18,246	$19,219	$110,341
OPEB	$6,925	$7,602	$8,481	$9,337	$10,211	$63,780

The Company’s OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D. Therefore, under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company qualifies for federal subsidies. Estimated subsidy payments for fiscal 2024 and 2025 are immaterial and zero thereafter.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Pension and OPEB assets held in the master trust, measured at fair value, are summarized as follows:

	Pension		OPEB
(Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total
As of September 30, 2023
Assets
Registered Investment Companies:
Equity Funds:
Large Cap Index	81,171	81,171	30,884	30,884
Extended Market Index	17,256	17,256	6,444	6,444
International Stock	48,557	48,557	17,966	17,966
Fixed Income Funds:
Emerging Markets	11,471	11,471	4,306	4,306
Core Fixed Income	—	—	22,241	22,241
High Yield Bond Fund	20,685	20,685	7,651	7,651
Long Duration Fund	58,484	58,484	—	—
Total assets in the fair value hierarchy	$237,624	237,624	$89,492	89,492
Investments measured at net asset value
Collective investment trusts		60,737		17,291
Total assets at fair value		$298,361		$106,783
As of September 30, 2022
Assets
Money market funds	$—	$—	$28	$28
Registered Investment Companies:
Equity Funds:
Large Cap Index	75,394	75,394	26,939	26,939
Extended Market Index	15,783	15,783	5,578	5,578
International Stock	44,846	44,846	16,106	16,106
Fixed Income Funds:
Emerging Markets	11,074	11,074	4,026	4,026
Core Fixed Income	—	—	16,594	16,594
Opportunistic Income	—	—	3,283	3,283
Ultra Short Duration	—	—	3,296	3,296
High Yield Bond Fund	19,816	19,816	7,320	7,320
Long Duration Fund	59,084	59,084	—	—
Total assets in the fair value hierarchy	$225,997	225,997	$83,170	83,170
Investments measured at net asset value
Collective investment trusts		58,350		16,566
Total assets at fair value		$284,347		$99,736

The Plan had no Level 2 or Level 3 fair value measurements during fiscal 2023 and 2022, and there have been no changes in valuation methodologies as of September 30, 2023. The Plan held assets that are valued using NAV as a practical expedient, which are excluded from the fair value hierarchy. The following is a description of the valuation methodologies used for assets measured at fair value:

Asset Types	Description of the Valuation Methodologies
Money Market funds	Represents bank balances and money market funds that are valued based on the NAV of shares held at year end.
Registered Investment Companies	Equity and fixed income funds valued at the NAV of shares held by the plan at year end as reported on the active market on which the individual securities are traded.
Collective investment trusts	The NAV for collective investment trusts is provided by the Trustee and is used as a practical expedient to estimate fair value. The NAV is based on the value of the underlying assets owned by the fund less liabilities.

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

Defined Contribution Plan

The Company offers a Savings Plan to eligible employees. The Company matches 85% of participants’ contributions up to 6% of base compensation. Represented NJRHS employees, non-represented employees hired on or after October 1, 2009, and NJNG represented employees hired on or after January 1, 2012, are eligible for an employer special contribution of between 3.5% and 4.5% of base compensation, depending on years of service, into the Savings Plan on their behalf. The amount expensed and contributed for the matching provision of the Savings Plan was $5.9M in fiscal 2023, $5.5M in fiscal 2022 and $5.1M in fiscal 2021. The amount contributed for the employer special contribution of the Savings Plan was $2.1M in fiscal 2023, $2.4M in fiscal 2022 and $2.1M in fiscal 2021.

12. INCOME TAXES

The income tax provision from operations for the fiscal years ended September 30, consists of the following:

(Thousands)	2023	2022	2021
Current:
Federal	$13,393	$4,238	$651
State	7,716	2,104	1,703
Deferred:
Federal	36,825	55,968	25,030
State	(8,381)	14,185	6,224
Investment/production tax credits	(278)	(300)	(322)
Income tax provision	$49,275	$76,195	$33,286

As of September 30, the temporary differences, which give rise to deferred tax assets (liabilities), consist of the following:

(Thousands)	2023	2022
Deferred tax assets
Investment tax credits (1)	$191,948	$212,506
State net operating losses	39,612	36,950
Deferred revenue	8,205	—
Fair value of derivatives	5,386	6,506
Impairment of equity method investment	14,004	14,124
Postemployment benefits	6,502	2,751
Incentive compensation	8,949	7,297
Amortization of intangibles	6,308	6,474
Overrecovered natural gas costs	8,564	4,977
Allowance for doubtful accounts	4,485	5,761
Other	7,636	5,748
Total deferred tax assets	301,599	303,094
Less: Valuation allowance	(5,747)	(22,241)
Total deferred tax assets net of valuation allowance	$295,852	$280,853
Deferred tax liabilities
Property-related items	$(487,294)	$(468,115)
Remediation costs	(18,532)	(18,490)
Investments in equity investees	(28,325)	(19,176)
Conservation incentive program	(14,075)	(6,457)
Other	(4,670)	(4,615)
Total deferred tax liabilities	$(552,896)	$(516,853)

Total net deferred tax liabilities	$(257,044)	$(236,000)
(1)Includes approximately $0.7M for NJNG for both fiscal 2023 and 2022, which is being amortized over the life of the related assets.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
A reconciliation of the U.S. federal statutory rate to the effective rate from operations for the fiscal years ended September 30, is as follows:

(Thousands)	2023	2022	2021
Statutory income tax expense	$65,940	$73,735	$31,747
Change resulting from:
Investment/production tax credits	(278)	(300)	(322)
Cost of removal of assets placed in service prior to 1981	(4,758)	(3,533)	(5,366)
AFUDC equity	(1,499)	(2,361)	(786)
State income taxes, net of federal benefit	13,293	13,072	6,124
Valuation allowance	(16,494)	(1,372)	5,974
Tax Act - utility excess deferred income taxes amortized	(3,573)	(3,573)	(3,573)
Other	(3,356)	527	(512)
Income tax provision	$49,275	$76,195	$33,286
Effective income tax rate	15.7%	21.7%	22.0%

The Company and one or more of its subsidiaries files or expects to file income and/or franchise tax returns in the U.S. federal jurisdiction and in the states of Colorado, Connecticut, Delaware, Florida, Indiana, Louisiana, Maryland, Michigan, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, Texas and Virginia. The Company neither files in, nor believes it has a filing requirement in, any foreign jurisdictions other than Canada. Due to certain available tax treaty benefits, the Company incurs no tax liability in Canada.

The Company’s U.S. federal income tax returns through fiscal 2019 have either been reviewed by the IRS, or the related statute of limitations has expired and all matters have been settled. U.S. federal income tax returns for periods subsequent to fiscal 2019 are open to examination by the IRS. For all periods subsequent to those ended September 30, 2019, the Company’s state income tax returns are statutorily open to examination in all applicable states with the exception of Colorado, New Jersey and Texas. In Colorado, New Jersey and Texas, all periods subsequent to September 30, 2018, are statutorily open to examination.

NJR evaluates its tax positions to determine the appropriate accounting and recognition of potential future obligations associated with uncertain tax positions. A tax benefit claimed, or expected to be claimed, on a tax return may be recognized only if it is more likely than not that the tax position will be upheld upon examination by the applicable taxing authority and is measured based on the largest tax benefit that is more than 50% likely to be realized. Interest and penalties related to unrecognized tax benefits, if any, are recognized within income tax expense, and accrued interest and penalties are recognized within other noncurrent liabilities on the Consolidated Balance Sheets.

CARES Act

On March 27, 2020, the President of the U.S. signed the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act provided for the delay in the required deposit of the employer portion of the OASDI payroll tax from the date of enactment through the end of 2020. Of the taxes that the Company can defer, 50% of the deferred taxes were required to be deposited by the end of 2021 and the remaining 50% were required to be deposited by the end of 2022.

As of September 30, 2021, the Company deferred approximately $5.1M related to the employer portion of the OASDI tax. During fiscal 2022, the Company made the first of two installment payments, which reduced the balance to approximately $2.7M. The second installment payment was made during the first quarter of fiscal 2023, which reduced the balance to zero as of September 30, 2023.

Inflation Reduction Act

In August 2022, the President of the U.S. signed the Inflation Reduction Act, which contains provisions addressing inflation, clean energy, healthcare and taxes beginning in 2023. The Inflation Reduction Act imposes a 15% minimum tax rate on corporations with higher than $1B of annual income, along with a 1% excise tax on corporate stock repurchases. The Inflation Reduction Act raised the ITC from 26% to 30% through the end of 2032, dropping to 26% for property under construction before the end of 2033 and to 22% for property under construction before the end of 2034. The ITC expires

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
starting in 2035 unless it is renewed. There are additional opportunities to increase the credit amount for certain facilities that are placed in service after December 31, 2022. The credit amount can be increased by 10% if certain domestic content requirements are satisfied or if the facility is located in an energy community, such as a brownfield site. ITCs are also expanded to include stand-alone energy storage projects without being integrated into a solar facility, allowing solar to claim production tax credits that are a production-based credit extending for 10 years following the placed-in-service date of the facility, and introducing the concept of transferability of tax credits, providing an additional option to monetize such credits.

The Company evaluated the impacts of the Inflation Reduction Act on its financial position, results of operations and cash flows, noting the corporate alternative minimum tax does not impact the Company as the applicable income thresholds have not been met. Upon the repurchase of common stock through the Company’s share repurchase program, the Company would be subject to the 1% excise tax.

Other Tax Items

As of September 30, 2023 and 2022, the Company has tax credit carryforwards of approximately $191.2M and $211.8M, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2036.

The impairment of the equity method investment in PennEast created net capital loss attributes totaling approximately $56.6M, which could only be utilized to offset capital gains income and carried back three years and forward five years prior to expiration. During the fourth quarter of fiscal 2023, the Company determined that the tax losses created by the impairment may qualify as an ordinary loss, rather than a capital loss. As of September 30, 2023 and 2022, the Company had a valuation allowance of approximately $5.0M and $5.1M, respectively.

As of September 30, 2023, the Company evaluated certain tax benefits recorded in the Consolidated Financial Statements and concluded that a portion of the tax benefits are uncertain at this time. As a result, the Company recorded a reserve for uncertain tax benefits. The reserve for uncertain tax benefits is as follows:

(Thousands)	2023	2022
Balance at October 1,	$—	$—
Additions based on tax positions related to the current fiscal period	4,978	—
Balance at September 30,	$4,978	$—

As of September 30, 2023, there are $5.0M of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The tax benefits relate to fiscal tax years open to examination by the IRS and the state of Pennsylvania and may be subject to subsequent adjustment.

As of September 30, 2023 and 2022, the Company has state income tax net operating losses of approximately $631.2M and $544.4M, respectively. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred; these state carry-forward periods range from seven to 20 years, with the majority expiring after 2037. The Company expects to utilize this entire carryforward, other than as described below.

As of September 30, 2022, the Company had a valuation allowance of approximately $17.2M related to the recognition of state net operating loss carryforwards. As of September 30, 2023, it was determined that the realization of certain deferred tax assets was more likely than not, and thus the associated valuation allowance of approximately $15.8M was no longer required. Reversal of the valuation allowance resulted in a corresponding income tax benefit on the Consolidated Statement of Operations. As of September 30, 2023, the remaining valuation allowance of approximately $0.7M related primarily to other state income tax attributes which the Company could not conclude were realizable on a more-likely-than-not basis.

The Consolidated Appropriations Act extended the 30% ITC for solar property that is under construction on or before December 31, 2019. Projects placed in service after December 31, 2019, may also qualify for a 30% federal ITC if 5% or more of the total costs of a solar property are incurred before the end of the applicable year and there are continuous efforts to advance toward completion of the project, based on the IRS guidance around ITC safe harbor determination. The credit declined to 26% for property under construction before the end of 2020. The Consolidated Appropriations Act of 2021 extended the 26% tax credit for property under construction during 2021 and 2022. The Inflation Reduction Act raised the ITC from 26% to 30% through the end of 2032, as previously stated.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
13. LEASES

Lessee Accounting

The Company determines if an arrangement is a lease at inception based on whether the Company has the right to control the use of an identified asset, the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. After the criteria are satisfied, the Company accounts for these arrangements as leases in accordance with ASC 842, Leases. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, including payments at commencement that depend on an index or rate. Most leases in which the Company is the lessee do not have a readily determinable implicit rate, so an incremental borrowing rate, based on the information available at the lease commencement date, is utilized to determine the present value of lease payments. When a secured borrowing rate is not readily available, unsecured borrowing rates are adjusted for the effects of collateral to determine the incremental borrowing rate. The Company uses the implicit rate for agreements in which it is a lessor. The Company has not entered into any material agreements in which it is a lessor. Lease expense and lease income are recognized on a straight-line basis over the lease term for operating leases.

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

Generally, the Company’s solar land lease terms are between 20 and 50 years and may include multiple options to extend the terms for an additional five to 20 years. The Company’s office leases vary in duration, ranging from two to 17 years, and may or may not include extension or early purchase options. The Company’s meter lease terms are between seven and 10 years with purchase options available prior to the end of the term. Equipment leases include general office equipment that also vary in duration, with an average term of eight years. The Company’s storage and capacity leases have assumed terms of 50 years to coincide with the expected useful lives of the cavern assets with which the leases are associated. The Company’s lease terms may include options to extend, purchase the leased asset or terminate a lease, and they are included in the lease liability calculation when it is reasonably certain that those options will be exercised. The Company has elected an accounting policy that exempts leases with an original term of one year or less from the recognition requirements of ASC 842, Leases.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following table presents the Company’s lease costs included in the Consolidated Statements of Operations for the fiscal year ended September 30:

(Thousands)	Income Statement Location	2023	2022	2021
Operating lease cost (1)	Operation and maintenance	$9,336	$9,702	$8,182
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	2,105	1,769	$3,442
Interest on lease liabilities	Interest expense, net of capitalized interest	1,084	612	710
Total finance lease cost		$3,189	$2,381	4,152
Short-term lease cost	Operation and maintenance	—	34	543
Variable lease cost	Operation and maintenance	1,128	781	1,381
Total lease cost		$13,653	$12,898	$14,258
(1)Net of capitalized costs.

The following table presents supplemental cash flow information related to leases for the fiscal year ended September 30:

(Thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$8,942	$7,417	$6,675
Operating cash flows for finance leases	$1,084	$831	$1,167
Financing cash flows for finance leases	$7,379	$7,145	$8,180

Assets obtained or modified for operating lease liabilities totaled approximately $13.2M and $0.9M during fiscal 2023 and 2022, respectively. Assets obtained or modified through other leases, including those which are finance leases and financing transactions for accounting purposes, totaled approximately $8.4M and $17.3M during fiscal 2023 and 2022, respectively.

The following table presents the balance and classifications of the Company’s right of use assets and lease liabilities included in the Consolidated Balance Sheets for the fiscal year ended September 30:

(Thousands)	Balance Sheet Location	2023	2022
Assets
Noncurrent
Operating lease assets	Operating lease assets	$175,740	$168,520
Finance lease assets	Utility plant	28,248	21,913
Total lease assets		$203,988	$190,433
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$4,772	$4,562
Finance lease liabilities	Current maturities of long-term debt	8,477	6,538
Noncurrent
Operating lease liabilities	Operating lease liabilities	148,023	138,382
Finance lease liabilities	Long-term debt	22,875	23,752
Total lease liabilities		$184,147	$173,234

For operating lease assets and liabilities, the weighted average remaining lease term was 29.2 years for both September 30, 2023 and 2022, and the weighted average discount rate used in the valuation over the remaining lease term was 3.5% and 3.2% for September 30, 2023 and 2022, respectively.

For finance lease assets and liabilities as of September 30, 2023 and 2022, the weighted average remaining lease term was 3.3 years and 4.0 years, respectively, and the weighted average discount rate used in the valuation over the remaining lease term was 2.7% as of both September 30, 2023 and 2022.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following table presents the Company’s maturities of lease liabilities as of September 30, 2023:

(Thousands)	Operating	Finance
2024	$7,913	$9,362
2025	7,875	7,479
2026	7,799	6,407
2027	7,743	4,083
2028	7,803	4,715
Thereafter	213,927	1,676
Total future payments	253,060	33,722
Less: interest	(100,265)	(2,370)
Total liability	$152,795	$31,352

14. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through September 2039, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $198.3M at current contract rates and volumes, which are recoverable through BGSS.

For the purpose of securing storage and pipeline capacity, ES enters into storage and pipeline capacity contracts, which require the payment of certain demand charges by ES to maintain the ability to access such natural gas storage or pipeline capacity, during a fixed time period, which generally ranges from one to 10 years. Demand charges are established by interstate storage and pipeline operators and are regulated by FERC. These demand charges represent commitments to pay storage providers or pipeline companies for the right to store and/or transport natural gas utilizing their respective assets.

Commitments as of September 30, 2023, for natural gas purchases and future demand fees for the next five fiscal year periods, are as follows:

(Thousands)	2024	2025	2026	2027	2028	Thereafter
ES:
Natural gas purchases	$66,525	$2,498	$—	$—	$—	$—
Storage demand fees	16,944	8,099	6,010	4,878	3,505	6,780
Pipeline demand fees	43,755	43,271	31,749	24,234	13,719	14,457
Sub-total ES	$127,224	$53,868	$37,759	$29,112	$17,224	$21,237
NJNG:
Natural gas purchases	$23,952	$—	$—	$—	$—	$—
Storage demand fees	42,469	30,673	14,975	10,163	5,084	—
Pipeline demand fees	155,875	155,559	134,555	128,651	113,998	966,963
Sub-total NJNG	$222,296	$186,232	$149,530	$138,814	$119,082	$966,963
Total	$349,520	$240,100	$187,289	$167,926	$136,306	$988,200

Certain pipeline demand fees totaling approximately $4.0M per year, for which ES is the responsible party, are being paid for by the counterparty to a capacity release transaction beginning November 1, 2021 for a period of 10 years.

As of September 30, 2023, the Company’s future minimum lease payments under various operating leases will not be more than $7.9M annually for the next five years and $213.9M in the aggregate for all years thereafter.

Guarantees

As of September 30, 2023, there were NJR guarantees covering approximately $192.3M of ES’s natural gas purchases and demand fee commitments not yet reflected in accounts payable on the Consolidated Balance Sheets.

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $137.3M to $201.5M. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of September 30, 2023, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $169.4M on the Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. In March 2022, the BPU approved an increase in the RAC, which increased the pre-tax annual recovery from $11.1M to $11.7M, effective April 1, 2022. On April 12, 2023, the BPU approved on a final basis NJNG’s annual SBC filing of RAC expenditures through June 30, 2022, as well as an increase to the RAC annual recoveries of $3.7M, which increased the pre-tax annual recovery to $15.4M, effective May 1, 2023. As of September 30, 2023, $66.3M of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
15. REPORTING SEGMENT AND OTHER OPERATIONS DATA

The Company organizes its businesses based on a combination of factors, including its products and its regulatory environment. As a result, the Company manages its businesses through the following reporting segments and other business operations: NJNG consists of regulated energy and off-system, capacity and storage management operations; CEV consists of capital investments in clean energy projects; ES consists of unregulated wholesale and retail energy operations; S&T consists of the Company’s investments in natural gas transportation and storage facilities; the HSO business operations consist of heating, cooling and water appliance sales, installations and services, other investments and general corporate activities. Information related to the Company’s various reporting segments and other business operations, as of September 30, is detailed below:

	Segments
(Thousands)	NJNG	CEV	ES		S&T	Subtotal	HSO	Elims	Total
2023
Operating revenues
External customers	$1,011,284	124,131	681,446	(1)	88,700	$1,905,561	57,433	—	$1,962,994
Intercompany	$1,349	—	10,170		4,159	$15,678	205	(15,883)	$—
Depreciation and amortization	$102,326	25,320	221	(2)	24,185	$152,052	889	—	$152,941
Interest income (3)	$1,713	—	1,119		6,957	$9,789	2,977	(3,847)	$8,919
Interest expense, net of capitalized interest	$56,595	28,569	11,400		25,803	$122,367	647	—	$123,014
Income tax provision (benefit)	$33,065	(7,683)	24,343		3,444	$53,169	(1,477)	(2,417)	$49,275
Equity in earnings of affiliates	$—	—	—		3,126	$3,126	—	804	$3,930
Net financial earnings	$131,414	44,458	68,517		12,835	$257,224	4,758	(155)	$261,827
Capital expenditures	$390,394	107,303	—		40,916	$538,613	2,306	—	$540,919
2022
Operating revenues
External customers	$1,127,417	128,280	1,529,178	(1)	65,286	$2,850,161	55,818	—	$2,905,979
Intercompany	$1,350	—	94		2,449	$3,893	364	(4,257)	$—
Depreciation and amortization	$94,579	21,396	148	(2)	12,302	$128,425	824	—	$129,249
Interest income (3)	$895	—	16		2,110	$3,021	944	(1,249)	$2,716
Interest expense, net of capitalized interest	$46,394	21,968	4,725		12,097	$85,184	646	—	$85,830
Income tax provision	$40,141	11,361	21,776		1,879	$75,157	1,059	(21)	$76,195
Equity in earnings of affiliates	$—	—	—		9,865	$9,865	—	(1,688)	$8,177
Net financial earnings (loss)	$140,124	39,403	39,121		22,454	$241,102	(781)	—	$240,321
Capital expenditures	$298,374	146,676	—		151,988	$597,038	1,390	—	$598,428
Return of capital from equity investees	$—	—	—		(5,479)	$(5,479)	—	—	$(5,479)
2021
Operating revenues
External customers	$731,796	95,275	1,228,846	(1)	49,252	$2,105,169	51,444	—	$2,156,613
Intercompany	$—	—	(426)		1,768	$1,342	785	(2,127)	$—
Depreciation and amortization	$80,045	20,567	111	(2)	9,960	$110,683	980	(276)	$111,387
Interest income (3)	$85	241	11		2,243	$2,580	522	(935)	$2,167
Interest expense, net of capitalized interest	$36,405	22,548	2,204		13,348	$74,505	4,054	—	$78,559
Income tax provision (benefit)	$19,054	5,048	18,371		(10,043)	$32,430	(196)	1,052	$33,286
Equity in loss of affiliates	$—	—	—		(81,072)	$(81,072)	—	(2,140)	$(83,212)
Net financial earnings (loss)	$107,375	16,789	71,117		13,046	$208,327	(826)	211	$207,712
Capital expenditures	$426,628	87,852	—		107,500	$621,980	2,630	—	$624,610
Investments in equity investees	$—	—	—		690	$690	—	—	$690
(1)Includes sales to Canada for ES, which are $8.4M, $2.4M and $0.1M in the fiscal years ended September 30, 2023, 2022 and 2021, respectively.
(2)The amortization of acquired wholesale energy contracts is excluded above and is included in natural gas purchases - nonutility on the Consolidated Statements of Operations.
(3)Included in other income, net on the Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The Company’s assets at end of period for the various reporting segments and other business operations, as of September 30, are detailed below:

	Segments						Intercompany
(Thousands)	NJNG	CEV	ES	S&T	Subtotal	HSO	Assets (1)	Total
2023	$4,414,829	1,128,577	123,775	1,011,959	$6,679,140	171,275	(312,919)	$6,537,496
2022	$4,030,686	1,015,065	333,064	999,520	$6,378,335	159,068	(275,987)	$6,261,416
2021	$3,707,461	914,788	365,423	862,407	$5,850,079	162,134	(289,935)	$5,722,278
(1)Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company’s reporting segments and other business operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income, as of September 30, is as follows:

(Thousands)	2023	2022	2021
Net financial earnings	$261,827	$240,321	$207,712
Less:
Unrealized (gain) loss on derivative instruments and related transactions	(38,081)	(59,906)	54,203
Tax effect	9,050	14,248	(12,887)
Effects of economic hedging related to natural gas inventory	34,699	19,939	(42,405)
Tax effect	(8,246)	(4,738)	10,078
(Gain on) impairment of equity method investment	(300)	(5,521)	92,000
Tax effect	(19)	1,377	(11,167)
Net income	$264,724	$274,922	$117,890

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

NFE is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of natural gas, SRECs and foreign currency contracts. Consequently, to reconcile between net income and NFE, current-period unrealized gains and losses on the derivatives are excluded from NFE as a reconciling item. Realized derivative gains and losses are also included in current-period net income. However, NFE includes only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical natural gas flows. NFE also excludes certain transactions associated with equity method investments, including impairment charges, which are non-cash charges, and return of capital in excess of the carrying value of our investment. These are considered unusual in nature and occur infrequently such that they are not indicative of the Company’s performance for its ongoing operations. Included in the tax effects are current and deferred income tax expense corresponding with the components of NFE.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
16. RELATED PARTY TRANSACTIONS

Effective April 1, 2020, NJNG entered into a 5-year agreement for 3 Bcf of firm storage capacity with Steckman Ridge, which expires on March 31, 2025. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3M annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG’s BGSS mechanism and are included as a component of regulatory assets.

ES may periodically enter into storage or park and loan agreements with an affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of September 30, 2023, ES has entered into transactions with Steckman Ridge for varying terms, all of which expire by March 31, 2024.

Demand fees, net of eliminations, associated with Steckman Ridge during the fiscal years ended September 30, were as follows:

(Thousands)	2023	2022	2021
NJNG	$6,549	$6,663	$6,449
ES	657	732	564
Total	$7,206	$7,395	$7,013

The following table summarizes demand fees payable to Steckman Ridge as of September 30:

(Thousands)	2023	2022
NJNG	$775	$775
ES	84	76
Total	$859	$851

NJNG and ES enter into various AMAs, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to ES. As of September 30, 2023, NJNG and ES had one AMA with an expiration date of March 31, 2024.

NJNG entered into a 5-year transportation agreement with Adelphia for committed capacity of 130,000 Dths per day in Zone South, which began on August 9, 2022.

ES has a 5-year agreement for 3 Bcf of firm storage capacity with Leaf River, which is eliminated in consolidation and expires in March 2024.

In March 2021, NJNG and CEV entered into a 15-year sublease and PPA related to an onsite solar array and the related energy output at the Company’s headquarters in Wall, New Jersey, the effects of which are immaterial to the consolidated financial statements.

In July 2021, NJNG entered into 16-year lease agreements, as Lessor, with various NJR subsidiaries, as Lessees, for office space at the Company’s headquarters in Wall, New Jersey, the effects of which are eliminated in consolidation.

In June 2022, NJNG and CEV entered into a 20-year sublease and PPA related to an onsite solar array and the related energy output at the Company’s LNG plant in Howell, New Jersey, the effects of which are immaterial to the consolidated financial statements.

NJNG entered into a 15-year transportation agreement with Adelphia for committed capacity of 130,000 Dth per day in Zone North, beginning November 1, 2023.

The intercompany profits for certain transactions between NJNG and ES and NJNG and Adelphia are not eliminated in accordance with ASC 980, Regulated Operations.

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

Changes in Internal Control over Financial Reporting

We periodically review our internal controls over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal controls over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal controls environment. There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

New Jersey Resources Corporation
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, including information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee Financial Expert, compliance with Section 16(a) of the Exchange Act and shareowner proposals, is incorporated by reference to the Company’s Proxy Statement for the 2024 Annual Meeting of Shareowners, which will be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2023. The information regarding executive officers is included in this report as Item 1 under the caption Information About our Executive Officers and incorporated herein by reference.

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

New Jersey Resources Corporation
Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

All Financial Statements of the Registrant are filed as part of this report and included in Item 8 of Part II of this Form 10-K.

(a) 2. Financial Statement Schedules-See Index to Financial Statement Schedules in Item 8.

(a) 3. Exhibits-See Exhibit Index on page	129.

New Jersey Resources Corporation
Part IV

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II - Valuation and qualifying accounts and reserves for each of the three years in the period ended September 30, 2023	128

Schedules other than those listed above are omitted because they are either not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

New Jersey Resources Corporation
Part IV
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2023, 2022 and 2021

(Thousands)		ADDITIONS/ (DEDUCTIONS), NET TO EXPENSE
CLASSIFICATION	BEGINNING BALANCE			OTHER		ENDING BALANCE
2023
Valuation allowance for deferred tax assets	$22,241	(16,494)	(1)	—		$5,747
Allowance for doubtful accounts	$19,379	1,570		(9,913)	(2)	$11,036
2022
Valuation allowance for deferred tax assets	$23,613	(1,372)		—		$22,241
Allowance for doubtful accounts	$24,652	2,401		(7,674)	(2)	$19,379
2021
Valuation allowance for deferred tax assets	$17,639	6,355		(381)		$23,613
Allowance for doubtful accounts	$7,242	18,986		(1,576)	(2)	$24,652
(1)Includes valuation allowance release for CEV, see Note 12. Income Taxes for more details.
(2)Uncollectible accounts written off, less recoveries and adjustments.

New Jersey Resources Corporation
Part IV
EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1
Restated Certificate of Incorporation of New Jersey Resources Corporation, as amended through March 3, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed on January 23, 2014, and Exhibit 3.1 to the Current Report on Form 8-K, as filed on March 3, 2015)

3.2	Bylaws of New Jersey Resources Corporation, as amended and restated on July 12, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed on July 13, 2023)

4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed on November 22, 2019)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed on November 25, 2013)

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

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

4.3(n)
Thirteenth Supplemental Indenture, dated as of September 1, 2023, by and between New Jersey Natural Gas Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on October 2, 2023)

4.3(o)
Fourteenth Supplemental Indenture, dated as of October 1, 2023, by and between New Jersey Natural Gas Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on October 31, 2023)

4.4
$75,000,000 Shelf Note Purchase Agreement, dated as of June 30, 2011, between New Jersey Resources Corporation and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on July 6, 2011)

4.4(a)
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

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

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

4.31
$100,000,000 Note Purchase Agreement, dated as of May 27, 2022, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 1, 2022)

4.32
$110,000,000 Note Purchase Agreement, dated as of June 23, 2022, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 27, 2022)

4.33
$125,000,000 Note Purchase Agreement, dated as of October 24, 2022, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on October 28, 2022)

4.34
$50,000,000 Note Purchase Agreement, dated as of October 24, 2022, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on October 28, 2022)

4.35
$100,000,000 Note Purchase Agreement, dated as of September 28, 2023, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on October 2, 2023)

10.1*
Form of Amended and Restated Supplemental Executive Retirement Plan Agreement between the Company and Named Executive Officer (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.1(a)*
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

10.3*	Summary of 2023 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on September 20, 2022)

10.4*	Summary of 2022 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on September 9, 2021)

10.5*	The Company’s 2017 Stock Award and Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement for the 2017 Annual Meeting as filed on December 15, 2016)

10.6*
New Jersey Resources Savings Equalization Plan (as amended and restated as of November 16, 2020) (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.7*
New Jersey Resources Pension Equalization Plan (as amended and restated as of November 16, 2020) (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.8*
New Jersey Resources Corporation Officers’ Deferred Compensation Plan (as amended and restated on November 16, 2020) (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.9*
Amended and Restated New Jersey Resources Corporation Directors’ Deferred Compensation Plan (amended and restated as of November 16, 2020) (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.10*
Form of Amended and Restated Employment Continuation Agreement between the Company and named executive officer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 18, 2019)

10.10(a)*	Schedule of Employee Continuation Agreements (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.10(b)*
Form of Amended and Restated Employment Continuation Agreement for officers of NJR Energy Services Company dated as of November 12, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 18, 2019)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

10.11*	Limited Liability Company Agreement of Steckman Ridge GP, LLC, dated as of March 2, 2007 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.12*	Limited Partnership Agreement of Steckman Ridge, LP dated as of March 2, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.13*
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

10.17
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Deferred Retention Stock Award Agreement Fiscal Year 2020 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.18	2017 Stock Award and Incentive Plan Form of Director Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on January 23, 2020)

10.19*
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

10.22*
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

10.24*
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

10.26*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance-Based Restricted Stock Unit Agreement Fiscal Year 2022 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on November 15, 2021)

10.27*
Incentive Award Agreement, by and between New Jersey Resources Corporation and Timothy F. Shea, dated as of January 26, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on February 3, 2022)

10.28*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on November 17, 2022)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

10.29*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 17, 2022)

10.30*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 17, 2022)

10.31*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance-Based Restricted Stock Units Agreement Fiscal Year 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on November 17, 2022)

10.32*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on November 21, 2023)

10.33*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 21, 2023)

10.34*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 21, 2023)

10.35*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2024 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on November 21, 2023)

10.36*
$500,000,000 Second Amended and Restated Credit Agreement, dated as of September 2, 2021, by and among New Jersey Resources Corporation, the guarantors thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Mizuho Bank, Ltd., as Syndication Agents, and U.S. Bank National Association, Bank of America, N.A., TD Bank, N.A. and The Bank of Nova Scotia, as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on September 9, 2021)

10.37*
$250,000,000 Second Amended and Restated Credit Agreement dated as of September 2, 2021, by and among New Jersey Natural Gas Company, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Mizuho Bank, Ltd., as Syndication Agents, and U.S. Bank National Association, Bank of America, N.A., TD Bank, N.A., and The Bank of Nova Scotia, as Documentation Agents (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on September 9, 2021)

10.38*
$150,000,000 Term Loan Credit Agreement, dated as of February 8, 2022, by and among NJR, the guarantors thereto and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on February 11, 2022)

10.39*
First Amendment to Second Amended and Restated Credit Agreement, dated as of August 30, 2022, by and among NJR, the guarantors thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on September 6, 2022)

10.40*
First Amendment to Second Amended and Restated Credit Agreement dated as of August 30, 2022, by and among NJNG, the lenders party thereto and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on September 6, 2022)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

97+	Dodd-Frank Clawback Policy, adopted as of November 16, 2023, and effective as of October 2, 2023

101+	Interactive Data File {Annual Report on Form 10-K, for the fiscal year ended September 30, 2023, furnished in iXBRL (Inline eXtensible Business Reporting Language)}

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)

Date:	November 21, 2023	By:/s/ Stephen M. Skrocki
Stephen M. Skrocki
Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

November 21, 2023	/s/ Stephen D. Westhoven	November 21, 2023	/s/ Roberto Bel
	Stephen D. Westhoven President and Chief Executive Officer Director (Principal Executive Officer)		Roberto Bel Senior Vice President and Chief Financial Officer (Principal Financial Officer)

November 21, 2023	/s/ Stephen M. Skrocki	November 21, 2023	/s/ Jane M. Kenny
	Stephen M. Skrocki Corporate Controller (Principal Accounting Officer)		Jane M. Kenny Director

November 21, 2023	/s/ Donald L. Correll	November 21, 2023	/s/ Thomas C. O’Connor
	Donald L. Correll Chairman		Thomas C. O’Connor Director

November 21, 2023	/s/ Gregory E. Aliff	November 21, 2023	/s/ Michael O’Sullivan
	Gregory E. Aliff Director		Michael O’Sullivan Director

November 21, 2023	/s/ James H. DeGraffenreidt, Jr.	November 21, 2023	/s/ Sharon C. Taylor
	James H. DeGraffenreidt, Jr. Director		Sharon C. Taylor Director

November 21, 2023	/s/ M. Susan Hardwick	November 21, 2023	/s/ George R. Zoffinger
	M. Susan Hardwick Director		George R. Zoffinger Director

November 21, 2023	/s/ Peter C. Harvey
Peter C. Harvey Director