Form 10-Q
period 2023-12-31
NEW JERSEY RESOURCES CORP
filed 2024-02-06
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
OR
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of February 2, 2024 was 98,303,527.

New Jersey Resources Corporation

New Jersey Resources Corporation
GLOSSARY OF KEY TERMS

Adelphia	Adelphia Gateway, LLC
AFUDC	Allowance for Funds Used During Construction
AMA	Asset Management Agreement
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B	Billion
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CIP	Conservation Incentive Program
Clean Energy Ventures or CEV	NJR Clean Energy Ventures Corporation or our Clean Energy Ventures segment
CME	Chicago Mercantile Exchange
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
EE	Energy Efficiency
Energy Services or ES	NJR Energy Services Company, LLC or our Energy Services segment
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Financial Margin
A non-GAAP financial measure, which represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes certain operations and maintenance expense and depreciation and amortization, as well as any accounting impact from the change in the fair value of certain derivative instruments

Fitch	Fitch Ratings Company
FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles of the United States
Home Services and Other or HSO	Home Services and Other Operations
ICE	Intercontinental Exchange
IIP	Infrastructure Investment Program
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
Leaf River	Leaf River Energy Center LLC
M	Million
MGP	Manufactured Gas Plant
MMBtu	Million British Thermal Units
Moody's	Moody's Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014, as amended
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
NFE	Net Financial Earnings
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company or our Natural Gas Distribution segment

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

NJNG Credit Facility	The $250M unsecured committed credit facility expiring in September 2027
NJR Credit Facility	The $650M unsecured committed credit facility expiring in September 2027
NJR or The Company	New Jersey Resources Corporation
NJR Retail	NJR Retail Company
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
O&M	Operation and Maintenance expenses
OPEB	Other Postemployment Benefit Plans
PPA	Power Purchase Agreement
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Charge
SG&A	Selling, General and Administrative expenses
SOFR	Secured Overnight Financing Rate
SREC	Solar Renewable Energy Certificate
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Storage and Transportation or S&T	Storage and Transportation segment
TETCO	Texas Eastern Transmission
TREC	Transition Renewable Energy Certificate
Trustee	U.S. Bank National Association
U.S.	The United States of America
USF	Universal Service Fund
Utility Gross Margin
A non-GAAP financial measure, which represents operating revenues less natural gas purchases, sales tax, and regulatory rider expense, and excludes certain operations and maintenance expense and depreciation and amortization

New Jersey Resources Corporation
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations, assumptions and beliefs presented in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” Part II, Item 1. “Legal Proceedings” and in the notes to the financial statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “anticipate,” “estimate,” “may,” “could,” “might,” “intend,” “expect,” “believe,” “will” “plan,” “should” or comparable terminology and are made based upon management's current expectations, assumptions and beliefs as of this date concerning future developments and their potential effect on us. There can be no assurance that future developments will be in accordance with management's expectations, assumptions or beliefs, or that the effect of future developments on us will be those anticipated by management.

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, RECs, future rate case proceedings, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2024 and thereafter include many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as well as the following, which are neither presented in order of importance nor weighted:
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
•risks associated with our pipeline of projects and timely completion of such projects;
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
•changes to tax laws and regulations, including our ability to optimize those changes brought about by the passage of the Inflation Reduction Act of 2022;
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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	December 31,
(Thousands, except per share data)	2023	2022
OPERATING REVENUES
Utility	$293,093	$357,409
Nonutility	174,117	366,158
Total operating revenues	467,210	723,567
OPERATING EXPENSES
Natural gas purchases:
Utility	116,120	182,446
Nonutility	59,477	232,070
Related parties	1,879	1,827
Operation and maintenance	94,439	79,501
Regulatory rider expenses	19,189	18,251
Depreciation and amortization	40,287	36,683
Total operating expenses	331,391	550,778
OPERATING INCOME	135,819	172,789
Other income, net	6,341	4,655
Interest expense, net of capitalized interest	31,473	29,491
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	110,687	147,953
Income tax provision	22,936	32,978
Equity in earnings of affiliates	1,660	946
NET INCOME	$89,411	$115,921

EARNINGS PER COMMON SHARE
Basic	$0.91	$1.20
Diluted	$0.91	$1.19
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	97,869	96,485
Diluted	98,563	97,083

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2023	2022
Net income	$89,411	$115,921
Other comprehensive income, net of tax
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(79) and $(79), respectively	264	263
Adjustment to postemployment benefit obligation, net of tax of $(40) and $(12), respectively	131	41
Other comprehensive income, net of tax	$395	$304
Comprehensive income	$89,806	$116,225

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2023	2022
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income	$89,411	$115,921
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) on derivative instruments	(5,400)	(31,503)
Depreciation and amortization	40,287	36,683
Amortization of acquired wholesale energy contracts	111	530
Allowance for equity used during construction	(1,482)	(1,054)
Allowance for doubtful accounts	(1,575)	(2,459)
Non cash lease expense	1,152	727
Deferred income taxes	18,758	11,861
Equivalent value of ITCs recognized on equipment financing	(2,888)	(899)
Manufactured gas plant remediation costs	(4,575)	(2,627)
Cost of removal - asset retirement obligations	(382)	(322)
Contributions to postemployment benefit plans	(1,996)	(249)
Taxes related to stock-based compensation	1,185	554
Changes in:
Components of working capital	(97,615)	(335,025)
Other noncurrent assets and liabilities	11,424	118,915
Cash flows from (used in) operating activities	46,415	(88,947)
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(71,166)	(74,742)
Solar equipment	(25,766)	(43,993)
Storage and Transportation and other	(8,713)	(19,859)
Cost of removal	(8,977)	(7,329)
Distribution from equity investees in excess of equity in earnings	830	361
Cash flows used in investing activities	(113,792)	(145,562)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	50,000	175,000
Payments of long-term debt	(6,188)	(4,782)
Proceeds from short-term debt, net	16,550	40,500
Proceeds from sale leaseback transactions - solar	24,394	33,150
Proceeds from sale leaseback transactions - natural gas meters	8,814	8,441
Payments of common stock dividends	(40,981)	(34,508)
Proceeds from waiver discount issuance of common stock	17,919	17,919
Proceeds from issuance of common stock - DRP	3,781	3,847
Tax withholding payments related to net settled stock compensation	(5,000)	(3,642)
Cash flows from financing activities	69,289	235,925
Change in cash, cash equivalents and restricted cash	1,912	1,416
Cash, cash equivalents and restricted cash at beginning of period	1,517	1,452
Cash, cash equivalents and restricted cash at end of period	$3,429	$2,868
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(146,377)	$(247,080)
Inventories	1,948	17,974
Recovery of natural gas costs	479	27,904
Natural gas purchases payable	24,901	(76,930)
Natural gas purchases payable - related parties	(2)	11
Deferred revenue, current	57,115	—
Accounts payable and other	(47,797)	(35,361)
Prepaid expenses	(5,794)	(10,456)
Prepaid and accrued taxes	20,895	39,301
Restricted broker margin accounts	(837)	(56,460)
Customers' credit balances and deposits	551	7,724
Other current assets (liabilities)	(2,697)	(1,652)
Total	$(97,615)	$(335,025)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$29,779	$22,986
Income taxes	$629	$30
Accrued capital expenditures	$13,333	$24,119

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
(Thousands)	December 31, 2023	September 30, 2023
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$3,927,578	$3,843,037
Construction work in progress	230,603	237,428
Nonutility plant and equipment, at cost	1,784,035	1,767,306
Construction work in progress	153,541	142,768
Total property, plant and equipment	6,095,757	5,990,539
Accumulated depreciation and amortization, utility plant	(732,326)	(714,087)
Accumulated depreciation and amortization, nonutility plant and equipment	(266,896)	(254,397)
Property, plant and equipment, net	5,096,535	5,022,055
CURRENT ASSETS
Cash and cash equivalents	2,739	954
Customer accounts receivable
Billed	170,472	97,540
Unbilled revenues	91,931	19,100
Allowance for doubtful accounts	(8,847)	(11,036)
Regulatory assets	76,728	73,587
Natural gas in storage, at average cost	193,742	199,501
Materials and supplies, at average cost	30,833	27,022
Prepaid expenses	15,535	9,741
Prepaid and accrued taxes	22,860	43,046
Derivatives, at fair value	37,771	30,755
Restricted broker margin accounts	19,331	20,796
Other current assets	23,863	21,071
Total current assets	676,958	532,077
NONCURRENT ASSETS
Investments in equity method investees	103,268	104,134
Regulatory assets	581,907	584,830
Operating lease assets	175,864	175,740
Derivatives, at fair value	1,178	1,564
Software costs	9,105	8,375
Deferred income taxes	22,903	28,383
Postemployment employee benefit assets	18,651	18,684
Other noncurrent assets	62,679	61,654
Total noncurrent assets	975,555	983,364
Total assets	$6,749,048	$6,537,496

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CAPITALIZATION AND LIABILITIES

	(Unaudited)
(Thousands, except share data)	December 31, 2023	September 30, 2023
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding shares December 31, 2023 — 98,202,255; September 30, 2023 — 97,584,455	$245,009	$243,458
Premium on common stock	582,551	558,654
Accumulated other comprehensive loss, net of tax	(9,564)	(9,959)
Treasury stock at cost and other; shares December 31, 2023 — 15,710; September 30, 2023 — 13,041	22,136	20,748
Retained earnings	1,226,069	1,177,834
Common stock equity	2,066,201	1,990,735
Long-term debt	2,738,997	2,768,017
Total capitalization	4,805,198	4,758,752
CURRENT LIABILITIES
Current maturities of long-term debt	219,627	116,155
Short-term debt	268,650	252,100
Natural gas purchases payable	76,178	51,277
Natural gas purchases payable to related parties	857	859
Deferred revenue	118,519	61,404
Accounts payable and other	105,627	151,790
Dividends payable	41,175	40,981
Accrued taxes	10,799	10,090
Regulatory liabilities	30,344	32,287
New Jersey Clean Energy Program	14,382	15,804
Derivatives, at fair value	13,196	16,145
Operating lease liabilities	4,798	4,772
Restricted broker margin accounts	12,419	8,029
Customers' credit balances and deposits	45,461	44,910
Total current liabilities	962,032	806,603
NONCURRENT LIABILITIES
Deferred income taxes	299,454	285,427
Deferred investment tax credits	2,365	2,434
Deferred revenue	635	659
Derivatives, at fair value	7,464	7,967
Manufactured gas plant remediation	165,315	169,390
Postemployment employee benefit liability	102,482	102,528
Regulatory liabilities	179,638	180,458
Operating lease liabilities	148,849	148,023
Asset retirement obligation	62,435	61,993
Other noncurrent liabilities	13,181	13,262
Total noncurrent liabilities	981,818	972,141
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$6,749,048	$6,537,496

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance as of September 30, 2023	97,584	$243,458	$558,654	$(9,959)	$20,748	$1,177,834	$1,990,735
Net income	—	—	—	—	—	89,411	89,411
Other comprehensive income	—	—	—	395	—	—	395
Common stock issued:
Incentive compensation plan	116	290	3,451	—	—	—	3,741
Dividend reinvestment plan	94	236	3,552	—	—	—	3,788
Waiver discount	410	1,025	16,894	—	—	—	17,919
Cash dividend declared ($.42 per share)	—	—	—	—	—	(41,176)	(41,176)
Treasury stock and other	(2)	—	—	—	1,388	—	1,388
Balance as of December 31, 2023	98,202	$245,009	$582,551	$(9,564)	$22,136	$1,226,069	$2,066,201

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance as of September 30, 2022	96,250	$241,616	$519,697	$(4,826)	$(6,805)	$1,067,528	$1,817,210
Net income	—	—	—	—	—	115,921	115,921
Other comprehensive income	—	—	—	304	—	—	304
Common stock issued:
Incentive compensation plan	92	229	3,243	—	—	—	3,472
Dividend reinvestment plan (1)	93	—	437	—	3,429	—	3,866
Waiver discount	368	—	4,469	—	13,450	—	17,919
Cash dividend declared ($.39 per share)	—	—	—	—	—	(37,665)	(37,665)
Treasury stock and other	—	—	—	—	1,768	—	1,768
Balance as of December 31, 2022	96,803	$241,845	$527,846	$(4,522)	$11,842	$1,145,784	$1,922,795
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
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

The Company provides regulated natural gas distribution services, transmission and storage services and operates certain unregulated businesses primarily through the following:

NJNG provides natural gas utility service to approximately 579,600 customers throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

Clean Energy Ventures, the Company's clean energy subsidiary, comprises the CEV segment and invests in, owns and operates clean energy projects, including commercial and residential solar installations located in New Jersey, Rhode Island, New York, Connecticut, Michigan and Indiana.

Energy Services comprises the ES segment. ES maintains and transacts around a portfolio of natural gas transportation and storage capacity contracts and provides physical wholesale energy, retail energy and energy management services in the U.S. and Canada.

NJR Midstream Holdings Corporation, which comprises the S&T segment, invests in energy-related ventures through its subsidiaries. The Company operates natural gas storage and transmission assets through the wholly-owned subsidiaries of Leaf River and Adelphia, and is subject to rate regulation by FERC. The Company holds a 50% combined ownership interest in Steckman Ridge, located in Pennsylvania which is accounted for under the equity method of accounting.

NJR Retail Holdings Corporation has one principal subsidiary, NJRHS, which provides heating, central air conditioning, standby generators, solar and other indoor and outdoor comfort products to residential homes throughout New Jersey. NJRHS is included in HSO.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission and GAAP. The September 30, 2023 Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2023 Annual Report on Form 10-K.

The Unaudited Condensed Consolidated Financial Statements include the accounts of NJR and its subsidiaries. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the results of the interim periods presented. These adjustments are of a normal and recurring nature. Because of the seasonal nature of the Company's utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ending September 30, 2024. Intercompany transactions and accounts have been eliminated.

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

TRECs and SREC IIs generated are required to be purchased monthly by a REC program administrator as appointed by the BPU. Revenue for TRECs and SREC IIs are recognized upon generation and are transferred monthly based upon metered solar electricity activity.

Revenues for ES are recognized when the natural gas is physically delivered to the customer. In addition, changes in the fair value of derivatives that economically hedge the forecasted sales of the natural gas are recognized in operating revenues as they occur. ES also recognizes changes in the fair value of SREC derivative contracts as a component of operating revenues.

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts, which commenced in November 2021. The AMAs include a series of temporary and permanent releases and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. ES recognized operating revenue of $9.5M and $20.0M during the three months ended December 31, 2023 and 2022, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $116.8M and $58.7M are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2023 and September 30, 2023, respectively.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	December 31, 2023	September 30, 2023	December 31, 2022
Balance Sheet
Cash and cash equivalents	$2,739	$954	$2,407
Restricted cash in other noncurrent assets	$690	$563	$461
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$3,429	$1,517	$2,868

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

Loans Receivable

NJNG currently provides loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Unaudited Condensed Consolidated Balance Sheets. The Company has $15.6M and $15.1M recorded in other current assets as of December 31, 2023 and September 30, 2023, respectively, and $41.7M and $39.0M in other noncurrent assets as of December 31, 2023 and September 30, 2023, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans. The Company regularly evaluates the credit quality and collection profile of its customers. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of December 31, 2023 and September 30, 2023, the Company has not recorded any impairments for SAVEGREEN loans.

Natural Gas in Storage

The following table summarizes natural gas in storage, at average cost by segment as of:

	December 31, 2023		September 30, 2023
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
NJNG	$154,572	25.5	$175,025	29.1
ES	39,170	17.1	24,476	14.6
Total	$193,742	42.6	$199,501	43.7

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
The following tables present the software costs included in the Unaudited Condensed Consolidated Financial Statements:

(Thousands)	December 31, 2023	September 30, 2023
Balance Sheets
Utility plant, at cost	$51,466	$51,282
Construction work in progress	$69,276	$55,012
Nonutility plant and equipment, at cost	$344	$344
Accumulated depreciation and amortization, utility plant	$(8,467)	$(7,480)
Accumulated depreciation and amortization, nonutility plant and equipment	$(39)	$(36)
Software costs	$9,105	$8,375

	Three Months Ended
	December 31,
Statements of Operations	2023	2022
Operation and maintenance (1)	$3,253	$3,753
Depreciation and amortization	$990	$871
(1)During both the three months ended December 31, 2023 and 2022, approximately $0.1M was amortized from software costs into O&M.

Sale Leasebacks

NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to renew the lease or repurchase the asset at the end of the term. As NJNG retains control of the natural gas meters, these arrangements do not qualify as a sale. NJNG uses the financing method to account for the transactions. Proceeds from sale leaseback transactions are accounted for as financing arrangements and are included in long-term debt on the Unaudited Condensed Consolidated Balance Sheets.

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

Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of related tax effects during the three months ended December 31, 2023 and 2022:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance as of September 30, 2023	$(7,269)	$(2,690)		$(9,959)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(79), $(40) and $(119), respectively	264	131	(1)	395
Balance as of December 31, 2023	$(7,005)	$(2,559)		$(9,564)

Balance as of September 30, 2022	$(8,322)	$3,496		$(4,826)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(79), $(12) and $(91), respectively	263	41	(1)	304
Balance as of December 31, 2022	$(8,059)	$3,537		$(4,522)
(1)Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.
Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Deferred income taxes and postemployment employee benefit assets previously classified within other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets have been reclassified to their own categories. Intangible assets, net previously classified in its own category on the Unaudited Condensed Consolidated Balance Sheets has been reclassified into other noncurrent assets. Other noncurrent assets and other noncurrent liabilities previously classified in their own categories on the Unaudited Condensed Consolidated Statements of Cash Flow have been combined into one category.

Recently Adopted Updates to the Accounting Standards Codification

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08, an amendment to ASC 805, Business Combinations, which requires that an acquirer recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The guidance was effective for the Company beginning October 1, 2023, and was applied on a prospective basis to new acquisitions following the date of adoption. As the Company did not execute a transaction that would qualify as a business combination for the period ended December 31, 2023, there was no impact on its financial position, results of operations, cash flows and disclosures upon adoption.

Derivatives and Hedging

In March 2022, the FASB issued ASU No. 2022-01, an amendment to ASC 815, Derivatives and Hedging, which addresses fair value hedge accounting of interest rate risk for portfolios of financial assets. This update further clarifies guidance previously released in ASU 2017-12 which established the "last-of-layer" method and this update renames that method as the “portfolio layer” method. The guidance was effective for the Company beginning October 1, 2023. As the Company does not currently apply hedge accounting to any of its risk management activities, there was no impact on its financial position, results of operations, cash flows and disclosures upon adoption.

Financial Instruments

In March 2022, the FASB issued ASU No. 2022-02, an amendment to ASC 326, Financial Instruments-Credit Losses, which eliminates the accounting guidance for creditors in troubled debt restructuring. It also aligns conflicting disclosure requirement guidance in ASC 326 by requiring disclosure of current-period gross write-offs by year of origination. The amendment also adds new disclosures for creditors with loan refinancing and restructuring for borrowers experiencing financial difficulty. The guidance was effective for the Company beginning October 1, 2023. Since the Company has not experienced a troubled debt restructuring, there was no impact on its financial position, results of operations, cash flows and disclosures upon adoption.

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

Leases

In March 2023, the FASB issued ASU No. 2023-01, an amendment to ASC 842, Leases, which applies to arrangements between related parties under common control. This update requires that all entities with common control arrangements classify and account for these leases on the same basis as an arrangement with an unrelated party. If the lessee in these types of arrangements continues to control the use of the underlying asset through a lease, the leasehold improvements are to be amortized over the improvements’ useful life to the common control group, regardless of the lease term. The guidance is effective for the Company on October 1, 2024, and the Company will elect to apply it on a prospective basis. At this time, the Company does not have leases that are subject to this amendment, and therefore it would only impact the Company upon adoption if, in the future, it entered into such transactions.

Business Combinations

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

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, an amendment to ASC 280, Segment Reporting, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The update requires entities to disclosure significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss, and it enhances interim disclosure requirements to conform with annual requirements. This update becomes effective for the Company on October 1, 2024 for the first annual period and on October 1, 2025 for the interim periods. It will be applied retrospectively for the enhanced segment disclosure requirements to all periods presented, with early adoption permitted. The Company is currently evaluating the amendment to understand the impacts on its financial position, results of operations, cash flows and disclosures upon adoption.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, an amendment to ASC 740, Income Taxes, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. It will provide investors more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for the Company on October 1, 2025, and can be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the amendment to understand the impacts on its financial position, results of operations, cash flows and disclosures upon adoption.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognized at a Point in Time (continued):
Segment/ Operations	Performance Obligation	Description
S&T	Natural gas services
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

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the three months ended December 31, 2023 and 2022, are as follows:

(Thousands)	NJNG	CEV		ES	S&T	HSO	Total
2023
Natural gas utility sales (1)	$257,875	—		—	—	—	$257,875
Natural gas services	—	—		16,268	23,862	—	40,130
Service contracts	—	—		—	—	8,940	8,940
Installations and maintenance	—	—		—	—	5,894	5,894
Renewable energy certificates	—	2,650		—	—	—	2,650
Electricity sales	—	6,714		—	—	—	6,714
Eliminations (2)	(337)	—		—	(675)	—	(1,012)
Revenues from contracts with customers	257,538	9,364		16,268	23,187	14,834	321,191
Alternative revenue programs (3)	(2,537)	—		—	—	—	(2,537)
Derivative instruments	38,092	25,931	(4)	83,400	—	—	147,423
Eliminations (2)	—	—		1,133	—	—	1,133
Revenues out of scope	35,555	25,931		84,533	—	—	146,019
Total operating revenues	$293,093	35,295		100,801	23,187	14,834	$467,210
2022
Natural gas utility sales (1)	$288,167	—		—	—	—	$288,167
Natural gas services	—	—		27,848	26,838	—	54,686
Service contracts	—	—		—	—	8,661	8,661
Installations and maintenance	—	—		—	—	5,605	5,605
Renewable energy certificates	—	1,202		—	—	—	1,202
Electricity sales	—	7,704		—	—	—	7,704
Eliminations (2)	(337)	—		—	(1,124)	(13)	(1,474)
Revenues from contracts with customers	287,830	8,906		27,848	25,714	14,253	364,551
Alternative revenue programs (3)	(3,465)	—		—	—	—	(3,465)
Derivative instruments	73,044	3,886	(4)	293,934	—	—	370,864
Eliminations (2)	—	—		(8,383)	—	—	(8,383)
Revenues out of scope	69,579	3,886		285,551	—	—	359,016
Total operating revenues	$357,409	12,792		313,399	25,714	14,253	$723,567
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the three months ended December 31, 2023 and 2022, are as follows:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
2023
Residential	$195,623	3,386	—	—	14,803	$213,812
Commercial and industrial	35,759	5,978	16,268	23,187	31	81,223
Firm transportation	24,435	—	—	—	—	24,435
Interruptible, off-tariff and other	1,721	—	—	—	—	1,721
Revenues out of scope	35,555	25,931	84,533	—	—	146,019
Total operating revenues	$293,093	35,295	100,801	23,187	14,834	$467,210
2022
Residential	$216,938	3,293	—	—	14,180	$234,411
Commercial and industrial	43,795	5,613	27,848	25,714	73	103,043
Firm transportation	26,199	—	—	—	—	26,199
Interruptible, off-tariff and other	898	—	—	—	—	898
Revenues out of scope	69,579	3,886	285,551	—	—	359,016
Total operating revenues	$357,409	12,792	313,399	25,714	14,253	$723,567

Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the three months ended December 31, 2023 and 2022, are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of September 30, 2023	$97,540	$19,100	$44,910
Increase	72,932	72,831	551
Balance as of December 31, 2023	$170,472	$91,931	$45,461
Balance as of September 30, 2022	$222,297	$13,769	$33,246
Increase	148,668	95,378	7,724
Balance as of December 31, 2022	$370,965	$109,147	$40,970

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2023 and September 30, 2023:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
December 31, 2023
Customer accounts receivable
Billed	$112,364	8,391	40,372	7,169	2,176	$170,472
Unbilled	86,961	4,970	—	—	—	91,931
Customers' credit balances and deposits	(45,446)	—	—	(15)	—	(45,461)
Total	$153,879	13,361	40,372	7,154	2,176	$216,942
September 30, 2023
Customer accounts receivable
Billed	$55,234	9,962	23,716	6,577	2,051	$97,540
Unbilled	10,784	8,316	—	—	—	19,100
Customers' credit balances and deposits	(44,898)	—	—	(12)	—	(44,910)
Total	$21,120	18,278	23,716	6,565	2,051	$71,730

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

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for NJNG are comprised of the following:

(Thousands)	December 31, 2023	September 30, 2023
Regulatory assets-current
New Jersey Clean Energy Program	$14,382	$15,804
Conservation Incentive Program	47,819	50,356
Derivatives at fair value, net	13,215	6,017
Other current regulatory assets	1,312	1,410
Total current regulatory assets	$76,728	$73,587
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$67,065	$66,298
Liability for future expenditures	165,315	169,390
Deferred income taxes	42,028	41,667
SAVEGREEN	83,486	83,589
Postemployment and other benefit costs	54,904	55,274
Cost of removal	115,202	112,362
Other noncurrent regulatory assets	48,710	51,019
Total noncurrent regulatory assets	$576,710	$579,599
Regulatory liability-current
Overrecovered natural gas costs	$28,579	$30,637
Total current regulatory liabilities	$28,579	$30,637
Regulatory liabilities-noncurrent
Tax Act impact (1)	$179,093	$180,347
Other noncurrent regulatory liabilities	545	111
Total noncurrent regulatory liabilities	$179,638	$180,458
(1)Reflects the re-measurement and subsequent amortization of NJNG's net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act. The Tax Act is an Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for Adelphia are comprised of the following:

(Thousands)	December 31, 2023	September 30, 2023
Total noncurrent regulatory assets	$5,197	$5,231
Total current regulatory liabilities	$1,765	$1,650

The assets are comprised primarily of the tax benefit associated with the equity component of AFUDC and the liability consists primarily of scheduling penalties. Recovery of regulatory assets is subject to FERC approval.

Regulatory filings and/or actions that occurred during the current fiscal year include the following:

•On November 9, 2023, NJNG filed a letter petition seeking BPU approval to extend NJNG’s current SAVEGREEN program through December 31, 2024, with an additional $76.9M in order to meet customer demand for this program.

•On December 1, 2023, NJNG filed a petition seeking BPU approval of its 2024 SAVEGREEN program, which would support new energy efficiency, demand response and building decarbonization start-up programs for two and a half-years starting January 1, 2025 through June 30, 2027. The 2024 SAVEGREEN program includes $245.1M of direct investment, $217.2M in financing options and $20.1M in O&M.

•On January 31, 2024, NJNG filed a base rate case with the BPU requesting a natural gas revenue increase of $222.6M including a rate recovery of infrastructure investments and a change in the Company’s overall rate of return on rate base to 7.57%.

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

Energy Services

ES chooses not to designate its financial commodity and physical forward commodity derivatives as accounting hedges or to elect NPNS. The changes in the fair value of these derivatives are recorded as a component of natural gas purchases or operating revenues, as appropriate for ES, on the Unaudited Condensed Consolidated Statements of Operations as unrealized gains or losses. For ES at settlement, realized gains and losses on all financial derivative instruments are recognized as a component of natural gas purchases and realized gains and losses on all physical derivatives follow the presentation of the related unrealized gains and losses as a component of either natural gas purchases or operating revenues.

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

Fair Value of Derivatives

The following table presents the fair value of the Company's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Derivatives at Fair Value
		December 31, 2023		September 30, 2023
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
NJNG:
Physical commodity contracts	Derivatives - current	$109	$749	$43	$488
Financial commodity contracts	Derivatives - current	8,872	421	6,110	20
ES:
Physical commodity contracts	Derivatives - current	8,630	8,929	6,209	12,757
	Derivatives - noncurrent	1,154	7,086	802	7,870
Financial commodity contracts	Derivatives - current	20,160	3,097	18,393	2,880
	Derivatives - noncurrent	24	378	762	97
Total fair value of derivatives		$38,949	$20,660	$32,319	$24,112

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

	Asset Derivatives				Liability Derivatives
(Thousands)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)
As of December 31, 2023
ES Contracts
Physical commodity	$9,784	(561)	—	$9,223	$16,015	(561)	—	$15,454
Financial commodity	20,184	(3,475)	(16,709)	—	3,475	(3,475)	—	—
Total ES	$29,968	(4,036)	(16,709)	$9,223	$19,490	(4,036)	—	$15,454
NJNG Contracts
Physical commodity	$109	(7)	—	$102	$749	(7)	—	$742
Financial commodity	8,872	(421)	—	8,451	421	(421)	—	—
Total NJNG	$8,981	(428)	—	$8,553	$1,170	(428)	—	$742
As of September 30, 2023
ES Contracts
Physical commodity	$7,011	(1,236)	—	$5,775	$20,627	(1,236)	(9,728)	$9,663
Financial commodity	19,155	(2,977)	(16,178)	—	2,977	(2,977)	—	—
Total ES	$26,166	(4,213)	(16,178)	$5,775	$23,604	(4,213)	(9,728)	$9,663
NJNG Contracts
Physical commodity	$43	(3)	—	$40	$488	(3)	—	$485
Financial commodity	6,110	(20)	—	6,090	20	(20)	—	—
Total NJNG	$6,153	(23)	—	$6,130	$508	(23)	—	$485
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

ES utilizes financial derivatives to economically hedge the gross margin associated with the purchase of physical natural gas to be used for storage injection and its subsequent sale at a later date. The gains or (losses) on the financial transactions that are economic hedges of the cost of the purchased natural gas are recognized prior to the gains or (losses) on the physical transaction, which are recognized in earnings when the natural gas is delivered. Therefore, mismatches between the timing of the recognition of realized gains or (losses) on the financial derivative instruments and gains or (losses) associated with the actual sale of the natural gas that is being economically hedged along with fair value changes in derivative instruments, creates volatility in the results of ES, although the Company's intended economic results relating to the entire transaction are unaffected.

The following table presents the effect of derivative instruments recognized on the Unaudited Condensed Consolidated Statements of Operations for the periods set forth below:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended
		December 31,
Derivatives not designated as hedging instruments:		2023	2022
ES:
Physical commodity contracts	Operating revenues	$14,030	$10,038
Physical commodity contracts	Natural gas purchases	(586)	(670)
Financial commodity contracts	Natural gas purchases	18,082	41,611
Total unrealized and realized gain		$31,526	$50,979

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

	Three Months Ended
	December 31,
(Thousands)	2023	2022
NJNG:
Physical commodity contracts	$(1,070)	$(28,031)
Financial commodity contracts	4,332	(31,663)
Total unrealized and realized gain (loss)	$3,262	$(59,694)

During fiscal 2020, NJR entered into treasury lock transactions to fix the benchmark treasury rate associated with debt issuances that were finalized in 2020. NJR designates its treasury lock contracts as cash flow hedges; therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to interest expense on the Consolidated Statements of Operations ratable over the term of the associated debt. Pre-tax losses of $0.3M were reclassified during both the three months ended December 31, 2023 and 2022.

NJNG and ES had the following outstanding long (short) derivatives as of:

	Natural Gas Distribution		Energy Services
Volumes (Bcf)	Futures	Physical Commodity	Futures	Physical Commodity
December 31, 2023	17.7	7.8	(10.0)	(1.6)
September 30, 2023	32.1	12.1	(6.9)	0.2

Not included in the above table are 1.2M and 1.3M SRECs that were open as of December 31, 2023 and September 30, 2023, respectively, and the notional amount of foreign currency transactions for the periods were immaterial.

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

The Company maintains separate broker margin accounts for NJNG and ES. The balances by reporting segment are as follows:

(Thousands)	Balance Sheet Location	December 31, 2023	September 30, 2023
NJNG	Restricted broker margin accounts-current assets	$6,161	$5,915
ES	Restricted broker margin accounts-current assets	$13,170	$14,881
	Restricted broker margin accounts-current liabilities	$12,419	$8,029

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of December 31, 2023. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and CEV residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$141,847
Noninvestment grade	16,544
Internally rated investment grade	24,722
Internally rated noninvestment grade	27,535
Total	$210,648

Conversely, certain of NJNG's and ES' derivative instruments are linked to agreements containing provisions that would require cash collateral payments from the Company if certain events occur. These provisions vary based upon the terms in individual counterparty agreements and can result in cash payments if NJNG's credit rating were to fall below its current level. Specifically, most, but not all, of these additional payments will be triggered if NJNG's debt is downgraded by the major credit agencies, regardless of investment grade status. In addition, some of these agreements include threshold amounts that would result in additional collateral payments if the values of derivative liabilities were to exceed the maximum values provided for in relevant counterparty agreements. Other provisions include payment features that are not specifically linked to ratings but are based on certain financial metrics.

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. There was approximately $0.1M of derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required as of both December 31, 2023 and September 30, 2023. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities, excluding natural gas meter finance arrangements, debt issuance costs and solar asset financing obligations, is as follows:

(Thousands)	December 31, 2023	September 30, 2023
Carrying value (1) (2)	$2,637,845	$2,587,845
Fair market value	$2,334,582	$2,106,536
(1)Excludes NJNG's debt issuance costs of $10.2M and $9.8M as of December 31, 2023 and September 30, 2023, respectively.
(2)Excludes NJR's debt issuance costs of $3.5M and $3.7M as of December 31, 2023 and September 30, 2023, respectively.

The Company enters into sale leaseback transactions for certain commercial solar assets and natural gas meters. These transactions are recorded within long-term debt on the Unaudited Condensed Consolidated Balance Sheets. The carrying value of solar sale leasebacks was $296.3M and $278.4M and the estimated fair value was $297.0M and $268.1M as of December 31, 2023 and September 30, 2023, respectively. The carrying value of the natural gas meter sale leasebacks was $38.2M and $31.4M and the estimated fair value of certain natural gas meter sale leasebacks amounted to $29.8M and $20.9M as of December 31, 2023 and September 30, 2023, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of December 31, 2023, the Company discloses its debt within Level 2 of the fair value hierarchy.

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
The Company’s Level 2 assets and liabilities include over-the-counter physical forward commodity contracts and swap contracts, SREC forward sales or derivatives that are initially valued using observable quotes and are subsequently adjusted to include time value, credit risk or estimated transport pricing components for which no basis price is available. Level 2 financial derivatives consist of transactions with non-FCM counterparties (basis swaps, fixed swaps and/or options). Inputs are verifiable and do not require significant management judgment. For some physical commodity contracts, the Company utilizes transportation tariff rates that are publicly available and that it considers to be observable inputs that are equivalent to market data received from an independent source. There are no significant judgments or adjustments applied to the transportation tariff inputs and no market perspective is required. Even if the transportation tariff input were considered to be a “model,” it would still be considered to be a Level 2 input as the data is:
•widely accepted and public;
•non-proprietary and sourced from an independent third party; and
•observable and published.
These additional adjustments are generally not considered to be significant to the ultimate recognized values.

Level 3	Inputs derived from a significant amount of unobservable market data	These include the Company’s best estimate of fair value and are derived primarily through the use of internal valuation methodologies.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2023
Assets:
Physical commodity contracts	$—	$9,893	$—	$9,893
Financial commodity contracts	29,056	—	—	29,056
Money market funds	86	—	—	86
Other	3,111	—	—	3,111
Total assets at fair value	$32,253	$9,893	$—	$42,146
Liabilities:
Physical commodity contracts	$—	$16,764	$—	$16,764
Financial commodity contracts	3,896	—	—	3,896
Total liabilities at fair value	$3,896	$16,764	$—	$20,660

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2023
Assets:
Physical commodity contracts	$—	$7,054	$—	$7,054
Financial commodity contracts	25,265	—	—	25,265
Money market funds	145	—	—	145
Other	2,641	—	—	2,641
Total assets at fair value	$28,051	$7,054	$—	$35,105
Liabilities:
Physical commodity contracts	$—	$21,115	$—	$21,115
Financial commodity contracts	2,997	—	—	2,997
Total liabilities at fair value	$2,997	$21,115	$—	$24,112

7. INVESTMENTS IN EQUITY INVESTEES

The Company holds a 50% equity method investment in Steckman Ridge, a jointly owned and controlled natural gas storage facility located in Bedford County, Pennsylvania. The Company's investment in Steckman Ridge was $103.3M and $104.1M as of December 31, 2023 and September 30, 2023, respectively, which include loans with a total outstanding principal balance of $70.4M for both December 31, 2023 and September 30, 2023. On October 1, 2023, we entered into an Amended and Restated Loan Agreement with Steckman Ridge to extend the existing loan agreement for an additional five years and moved from London Interbank Offered Rate to SOFR. These loans accrue interest at a variable rate that resets quarterly and are now due October 1, 2027.

NJNG and ES have entered into storage and park and loan agreements with Steckman Ridge. See Note 15. Related Party Transactions for more information on these intercompany transactions.

8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended
	December 31,
(Thousands, except per share amounts)	2023	2022
Net income, as reported	$89,411	$115,921
Basic earnings per share
Weighted average shares of common stock outstanding-basic	97,869	96,485
Basic earnings per common share	$0.91	$1.20
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	97,869	96,485
Incremental shares (1)	694	598
Weighted average shares of common stock outstanding-diluted	98,563	97,083
Diluted earnings per common share	$0.91	$1.19
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

Credit Facilities and Short-term Debt

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

			At end of period
(Thousands)	As of date	Total borrowing capacity	Loans outstanding	Weighted average interest rate	Remaining borrowing capacity		Expiration dates
NJR bank revolving credit facilities (1)
December 31, 2023		$650,000	$165,150	6.56%	$476,002	(2)	September 2027
September 30, 2023		$650,000	$217,300	6.53%	$426,967	(2)	September 2027
NJNG bank revolving credit facilities (3)
December 31, 2023		$250,000	$103,500	5.48%	$145,769	(4)	September 2027
September 30, 2023		$250,000	$34,800	5.48%	$214,469	(4)	September 2027
(1)Committed credit facilities, which require commitment fees of 0.10% on the unused amounts.
(2)Letters of credit outstanding total $8.8M at December 31, 2023 and $5.7M at September 30, 2023, which reduces the amount available by the same amount.
(3)Committed credit facilities, which require commitment fees of 0.075% on the unused amounts.
(4)Letters of credit outstanding total $0.7M at both December 31, 2023 and September 30, 2023, which reduces the amount available by the same amount.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR Credit Facility or term loan.
Long-term Debt

NJNG

On September 28, 2023, NJNG entered into a Note Purchase Agreement for $100M aggregate principal amount of its senior notes consisting of $50M of 5.56% senior notes due September 28, 2033, which closed on September 28, 2023, and $50M of 5.85% senior notes due October 30, 2053, which closed on October 30, 2023.

NJNG received $8.8M and $8.4M during the three months ended December 31, 2023 and 2022, respectively, in connection with the sale leaseback of its natural gas meters. NJNG records the sale leaseback as a financing obligation for accounting purposes and has the option to purchase the meters back at fair value upon expiration of the lease.

Clean Energy Ventures

CEV received proceeds of $24.4M and $33.2M during the three months ended December 31, 2023 and 2022, respectively, in connection with the sale leaseback of commercial solar assets. CEV records the sale leaseback as a financing obligation for accounting purposes and continues to operate the solar assets, including related expenses, retains the revenue generated from SRECs, TRECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension		OPEB
	Three Months Ended		Three Months Ended
	December 31,		December 31,
(Thousands)	2023	2022	2023	2022
Service cost	$1,244	$1,350	$642	$618
Interest cost	4,060	3,794	2,902	2,286
Expected return on plan assets	(5,087)	(4,993)	(1,858)	(1,680)
Recognized actuarial loss	29	75	496	—
Prior service cost amortization	16	25	—	—
Net periodic benefit cost	$262	$251	$2,182	$1,224

The Company does not expect to make additional contributions to fund the pension plans during fiscal 2024 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the three months ended December 31, 2023 and 2022.

In January 2024, the Company announced changes to its postretirement medical benefits plan. Beginning on January 1, 2025, the Company will replace the existing retiree medical coverage for certain eligible employees age 65 and older and their Medicare-eligible dependents with an employer funded Health Reimbursement Arrangement. Medicare-eligible participants may use the Health Reimbursement Arrangement towards the purchase of supplemental insurance coverage and for other qualified medical expenses. Future changes affecting active bargaining unit employees will be negotiated with the unions, where necessary, and to the extent required by law.

The liability associated with postretirement medical benefits will be remeasured as of January 1, 2024, and the expense for the remainder of fiscal 2024 will be recorded using updated assumptions and actuarial calculations. The Company expects the announced plan changes to reduce the accumulated projected benefit obligation by approximately $82M and reduce the net periodic postretirement benefit costs by approximately $11M to $13M for the remainder of fiscal 2024.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Effective Tax Rate

The estimated annual effective tax rates were 21.5% and 22.5%, for the three months ended December 31, 2023 and 2022, respectively.

To the extent there are discrete tax items that are not included in the estimated annual effective tax rate, the actual reported effective tax rate may differ from the estimated annual effective tax rate. During the three months ended December 31, 2023 and 2022, discrete items totaled approximately $(1.2)M and $(0.6)M, respectively, related primarily to excess tax benefits associated with the vesting of share-based awards. NJR’s actual reported effective tax rates were 20.4% and 22.2% during the three months ended December 31, 2023 and 2022, respectively.

Other Tax Items

As of December 31, 2023 and September 30, 2023, the Company has tax credit carryforwards of approximately $185.7M and $191.2M, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2036.

As of December 31, 2023 and September 30, 2023, the Company has state income tax net operating losses of approximately $634.2M and $631.2M, respectively. These state net operating losses have carry-forward periods dictated by the state in which they were incurred and range from seven to 20 years, with the majority expiring after 2035. The Company expects to utilize this entire carryforward prior to expiration, except for state income tax attributes for which the Company had a valuation allowance of approximately $0.7M as of both December 31, 2023 and September 30, 2023, for which the Company could not conclude were realizable on a more-likely-than-not basis.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Generally, the Company’s solar land lease terms are between 20 and 50 years and may include multiple options to extend the terms for an additional five to 20 years. The Company’s office leases vary in duration, ranging from two to 17 years and may or may not include extension or early purchase options. The Company’s meter lease terms are between six and 10 years with purchase options available prior to the end of the term. Equipment leases include general office equipment that also vary in duration, with an average term of nine years. The Company's storage and capacity leases have assumed terms of 50 years to coincide with the expected useful lives of the cavern assets with which the leases are associated. The Company's lease terms may include options to extend, purchase the leased asset or terminate a lease and they are included in the lease liability calculation when it is reasonably certain that those options will be exercised. The Company has elected an accounting policy that exempts leases with an original term of one year or less from the recognition requirements of ASC 842, Leases.

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

The following table presents the Company's lease costs included in the Unaudited Condensed Consolidated Statements of Operations:

		Three Months Ended
		December 31,
(Thousands)	Income Statement Location	2023	2022
Operating lease cost (1)	Operation and maintenance	$2,540	$2,417
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	528	485
Interest on lease liabilities	Interest expense, net of capitalized interest	252	235
Total finance lease cost		780	720
Variable lease cost	Operation and maintenance	200	223
Total lease cost		$3,520	$3,360
(1)Net of capitalized costs.

The following table presents supplemental cash flow information related to leases:

	Three Months Ended
	December 31,
(Thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$2,236	$1,231
Operating cash flows for finance leases	$252	$235
Financing cash flows for finance leases	$1,956	$1,699

Assets obtained or modified through operating lease liabilities totaled approximately $1.5M and $0.1M during the three months ended December 31, 2023 and 2022, respectively. Assets obtained or modified through other leases, including those which are finance leases and financing transactions for accounting purposes, totaled $8.4M during the three months ended December 31, 2022. There were no assets obtained or modified through other leases during the three months ended December 31, 2023.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the balance and classifications of the Company's right of use assets and lease liabilities included in the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	December 31, 2023	September 30, 2023
Assets
Noncurrent
Operating lease assets	Operating lease assets	$175,864	$175,740
Finance lease assets	Utility plant	27,720	28,248
Total lease assets		$203,584	$203,988
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$4,798	$4,772
Finance lease liabilities	Current maturities of long-term debt	9,433	8,477
Noncurrent
Operating lease liabilities	Operating lease liabilities	148,849	148,023
Finance lease liabilities	Long-term debt	19,964	22,875
Total lease liabilities		$183,044	$184,147

For operating lease assets and liabilities, the weighted average remaining lease term was 29.2 years for both December 31, 2023 and September 30, 2023, and the weighted average discount rate used in the valuation over the remaining lease term was 3.5% for both December 31, 2023 and September 30, 2023. For finance lease assets and liabilities as of December 31, 2023 and September 30, 2023, the weighted average remaining lease term was 3.6 years and 3.3 years, respectively, and the weighted average discount rate used in the valuation over the remaining lease term was 3.3% and 2.7% as of December 31, 2023 and September 30, 2023, respectively.

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through September 2039, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $208.1M at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of December 31, 2023, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2024	2025	2026	2027	2028	Thereafter
ES:
Natural gas purchases	$41,616	$1,826	$—	$—	$—	$—
Storage demand fees	13,788	15,297	11,467	5,478	3,505	6,780
Pipeline demand fees	35,249	46,316	31,762	24,383	13,894	14,648
Sub-total ES	$90,653	$63,439	$43,229	$29,861	$17,399	$21,428
NJNG:
Natural gas purchases	$20,156	$—	$—	$—	$—	$—
Storage demand fees	31,211	30,645	14,971	10,163	5,084	—
Pipeline demand fees	116,451	193,428	138,266	128,643	113,990	966,947
Sub-total NJNG	$167,818	$224,073	$153,237	$138,806	$119,074	$966,947
Total	$258,471	$287,512	$196,466	$168,667	$136,473	$988,375

Certain pipeline demand fees totaling approximately $4.0M per year, for which ES is the responsible party, are being paid for by the counterparty to a capacity release transaction beginning November 1, 2021 for a period of 10 years.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Legal Proceedings

Manufactured Gas Plant Remediation

NJNG is responsible for the remedial cleanup of certain former MGP sites, dating back to gas operations in the late 1800s and early 1900s, which contain contaminated residues from former gas manufacturing operations. NJNG is currently involved in administrative proceedings with the NJDEP and is participating in various studies and investigations by outside consultants, to determine the nature and extent of any such contaminated residues and to develop appropriate programs of remedial action, where warranted, under NJDEP regulations.

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $137.3M to $201.5M. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of December 31, 2023, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $165.3M on the Unaudited Condensed Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. As of December 31, 2023, $67.1M of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

Information related to the Company's various reporting segments and other operations during the three months ended December 31, 2023 and 2022, are as follows:

	Segments
(Thousands)	NJNG	CEV	ES		S&T	Subtotal	HSO	Elims	Total
2023
Operating revenues
External customers	$293,093	35,295	100,801	(1)	23,187	$452,376	14,834	—	$467,210
Intercompany	$337	—	(1,133)		675	$(121)	—	121	$—
Depreciation and amortization	$26,917	6,922	57	(2)	6,162	$40,058	229	—	$40,287
Interest income (3)	$578	—	128		2,370	$3,076	356	(1,406)	$2,026
Interest expense, net of capitalized interest	$14,751	7,447	3,126		5,933	$31,257	216	—	$31,473
Income tax provision (benefit)	$10,656	3,131	7,511		1,032	$22,330	(52)	658	$22,936
Equity in earnings of affiliates	$—	—	—		993	$993	—	667	$1,660
Net financial earnings (loss)	$51,444	10,522	7,831		3,640	$73,437	(600)	(393)	$72,444
Capital expenditures	$79,715	25,766	—		7,785	$113,266	1,356	—	$114,622
2022
Operating revenues
External customers	$357,409	12,792	313,399	(1)	25,714	$709,314	14,253	—	$723,567
Intercompany	$337	—	8,383		1,124	$9,844	13	(9,857)	$—
Depreciation and amortization	$24,890	5,576	57	(2)	5,942	$36,465	218	—	$36,683
Interest income (3)	$413	—	269		1,401	$2,083	654	(778)	$1,959
Interest expense, net of capitalized interest	$13,709	5,895	3,058		6,707	$29,369	122	—	$29,491
Income tax provision (benefit)	$14,383	(1,837)	20,064		1,943	$34,553	217	(1,792)	$32,978
Equity in earnings of affiliates	$—	—	—		909	$909	—	37	$946
Net financial earnings (loss)	$54,664	(3,582)	52,533		6,243	$109,858	(29)	455	$110,284
Capital expenditures	$82,071	43,993	—		19,719	$145,783	140	—	$145,923
(1)Includes sales to Canada for the ES segment, which are immaterial.
(2)The amortization of acquired wholesale energy contracts is excluded above and is included in natural gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.
(3)Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

The Company's assets for the various reporting segments and business operations are detailed below:

	Segments						Intercompany
(Thousands)	NJNG	CEV	ES	S&T	Subtotal	HSO	Assets (1)	Total
December 31, 2023	$4,590,049	1,131,841	151,932	1,009,549	$6,883,371	170,421	(304,744)	$6,749,048
September 30, 2023	$4,414,829	1,128,577	123,775	1,011,959	$6,679,140	171,275	(312,919)	$6,537,496
(1)Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's reporting segments and other business operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended
	December 31,
(Thousands)	2023	2022
Net financial earnings	$72,444	$110,284
Less:
Unrealized gain on derivative instruments and related transactions	(5,400)	(31,503)
Tax effect	1,282	7,487
Effects of economic hedging related to natural gas inventory	(16,228)	23,972
Tax effect	3,857	(5,697)
NFE tax adjustment	(478)	104
Net income	$89,411	$115,921

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

ES may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of December 31, 2023, ES entered into transactions with Steckman Ridge for varying terms, all of which expire by March 31, 2027.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended
	December 31,
(Thousands)	2023	2022
NJNG	$1,655	$1,655
ES	224	172
Total	$1,879	$1,827

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	December 31, 2023	September 30, 2023
NJNG	$775	$775
ES	82	84
Total	$857	$859

NJNG and ES enter into various AMAs, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to ES. As of December 31, 2023, NJNG and ES had one AMA with an expiration date of March 31, 2024.

NJNG entered into two transportation agreements with Adelphia, each for committed capacity of 130,000 Dekatherms per day. The first is for 5 years in Zone South with an expiration date of August 8, 2027, and the second is for 15 years in Zone North, which began on November 1, 2023, with an expiration date of October 31, 2038.

ES has a 5-year agreement for 3 Bcf of firm storage capacity with Leaf River, with an expiration date of March 31, 2024, the effects of which are eliminated in consolidation.

NJNG and CEV entered into a 15-year sublease and PPA related to an onsite solar array and the related energy output at the Company’s headquarters in Wall, New Jersey, with an expiration date of March 1, 2036, the effects of which are immaterial to the consolidated financial statements.

NJNG entered into 16-year lease agreements, as Lessor, with various NJR subsidiaries, as Lessees, for office space at the Company’s headquarters in Wall, New Jersey, with an expiration date of July 1, 2037, the effects of which are eliminated in consolidation.

NJNG and CEV entered into a 20-year sublease and PPA related to an onsite solar array and the related energy output at the Company’s liquefied natural gas plant in Howell, New Jersey, with an expiration date of June 1, 2042, the effects of which are immaterial to the consolidated financial statements.

The intercompany profits for certain transactions between NJNG and ES and NJNG and Adelphia are not eliminated in accordance with ASC 980, Regulated Operations.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Critical Accounting Estimates

A summary of our critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2023. Our critical accounting policies have not changed from those reported in the 2023 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies for discussion of recently issued accounting standards.

Management's Overview

Consolidated

NJR is a diversified energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in the U.S. and Canada. In addition, we invest in clean energy projects, storage and transportation assets and provide various repair, sales and installation services. A more detailed description of our organizational structure can be found in Item 1. Business of our 2023 Annual Report on Form 10-K.

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
Net-metered Solar (Commercial and Residential)
Energy Services
Unregulated Wholesale Energy Services
Optimization of Natural Gas Transportation
Optimization of Natural Gas Storage
Producer Services
Asset Management
Storage and Transportation
Natural Gas Storage
Natural Gas Transportation
Equity Method Investments

In addition to our four reporting segments above, we have nonutility operations that either provide corporate support services or do not meet the criteria to be treated as a separate reporting segment. These operations, which comprise HSO, include: appliance repair services, sales and installations at NJRHS and commercial real estate holdings at Commercial Realty & Resources Corp.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Net income (loss) by reporting segment and other business operations, which are discussed in detail within the operating results sections of each reporting segment and other business operations, are as follows:

	Three Months Ended
	December 31,
(Thousands)	2023		2022
Net income (loss)
NJNG	$51,444	57%	$54,664	47%
CEV	10,522	12	(3,582)	(3)
ES	23,933	27	64,561	56
S&T	3,640	4	6,243	5
HSO	(600)	(1)	(29)	—
Eliminations (1)	472	1	(5,936)	(5)
Total	$89,411	100%	$115,921	100%
(1)    Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated net income decreased $26.5M during the three months ended December 31, 2023, compared with the three months ended December 31, 2022, due primarily to the following factors:
•$40.6M decrease in earnings at ES due to higher volatility in natural gas prices related to Winter Storm Elliott in December 2022 along with the related hedging transactions; partially offset by
•$14.1M increase in earnings at CEV due to increased SREC sales.

Assets by reporting segment and operations are as follows:

(Thousands)	December 31, 2023		September 30, 2023
Assets
NJNG	$4,590,049	68%	$4,414,829	68%
CEV	1,131,841	17	1,128,577	17
ES	151,932	2	123,775	2
S&T	1,009,549	15	1,011,959	15
HSO	170,421	3	171,275	3
Intercompany assets (1)	(304,744)	(5)	(312,919)	(5)
Total	$6,749,048	100%	$6,537,496	100%
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated assets increased $211.6M as of December 31, 2023, compared with September 30, 2023, due primarily to the following factors:
•$84.5M increase in utility plant expenditures at NJNG; and
•$72.9M increase in accounts receivable at NJNG and ES; and
•$72.8M increase in unbilled revenue primarily at NJNG due to the seasonality of their business; partially offset by
•$20.2M decrease in prepaid taxes primarily at NJNG.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended
	December 31,
(Thousands, except per share data)	2023	2022
Net income	$89,411	$115,921
Add:
Unrealized gain on derivative instruments and related transactions	(5,400)	(31,503)
Tax effect	1,282	7,487
Effects of economic hedging related to natural gas inventory (1)	(16,228)	23,972
Tax effect	3,857	(5,697)
NFE tax adjustment	(478)	104
Net financial earnings	$72,444	$110,284
Basic earnings per share	$0.91	$1.20
Add:
Unrealized gain on derivative instruments and related transactions	(0.05)	(0.33)
Tax effect	0.01	0.08
Effects of economic hedging related to natural gas inventory (1)	(0.17)	0.25
Tax effect	0.04	(0.06)
Basic net financial earnings per share	$0.74	$1.14
(1)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reporting segment and other business operations, which are discussed in detail within the operating results sections of each reporting segment and other business operations, is summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2023		2022
Net financial earnings (loss)
NJNG	$51,444	71%	$54,664	50%
CEV	10,522	15	(3,582)	(3)
ES	7,831	11	52,533	47
S&T	3,640	5	6,243	6
HSO	(600)	(1)	(29)	—
Eliminations (1)	(393)	(1)	455	—
Total	$72,444	100%	$110,284	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated NFE decreased $37.8M during the three months ended December 31, 2023, compared with the three months ended December 31, 2022, due primarily to the following factors:
•$53.6M decrease in Financial Margin at ES due to higher volatility in natural gas prices in the prior year, as previously discussed; partially offset by
•$14.1M increase in earnings at CEV due to increased SREC sales, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Natural Gas Distribution

Overview

Natural Gas Distribution is comprised of NJNG, a natural gas utility that provides regulated natural gas service throughout Burlington, Middlesex, Monmouth, Morris, Ocean, and Sussex counties in New Jersey to approximately 579,600 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which may include but are not limited to impacts to customer growth and customer usage, customer collections, the timing and costs of capital expenditures and construction of infrastructure projects, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. In addition, NJNG may be subject to adverse economic conditions such as inflation and rising natural gas costs, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

As a regulated company, NJNG is required to recognize the impact of regulatory decisions on its financial statements. See Note 4. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements for a more detailed discussion of regulatory actions, including filings related to programs and associated expenditures, as well as rate requests related to recovery of capital investments and operating costs.

NJNG’s operations are managed with the goal of providing safe and reliable service, growing its customer base, diversifying its Utility Gross Margin, promoting clean energy programs and mitigating the risks discussed above.

Base Rate Case

On January 31, 2024, NJNG filed a base rate case with the BPU requesting a natural gas revenue increase of $222.6M including a rate recovery of infrastructure investments and a change in the Company’s overall rate of return on rate base to 7.57%.

Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant expenditures associated with customer growth and its associated pipeline integrity management and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals, for the three months ended December 31, 2023, and estimates of expected investments for fiscal 2024 and 2025:

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

Infrastructure Investment Program

In October 2020, the BPU approved NJNG’s five-year IIP filing for $150.0M of transmission and distribution investments, effective November 1, 2020, which will be recovered through annual filings to adjust base rates.

In September 2023, the BPU approved NJNG's annual IIP filing, which requested a rate increase for capital expenditures of $28.2M through June 30, 2023, which resulted in a $3.2M revenue increase, effective October 1, 2023.

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

NJNG's total customers include the following:

	December 31, 2023	December 31, 2022
Firm customers
Residential	523,623	514,452
Commercial, industrial & other	32,872	32,302
Residential transport	14,975	17,386
Commercial transport	8,014	8,242
Total firm customers	579,484	572,382
Other	116	118
Total customers	579,600	572,500

During the three months ended December 31, 2023 and 2022, NJNG added 2,129 and 2,132 new customers, respectively. NJNG expects new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $1.9M of incremental Utility Gross Margin on an annualized basis.

NJNG expects its new customer annual growth rate to be approximately 1.9%. Based on information from municipalities and developers, as well as external industry analysts and management's experience, NJNG estimates that approximately 69% of the growth will come from new construction markets and 31% from customer conversions to natural gas from other fuel sources. This new customer and conversion growth would increase Utility Gross Margin under NJNG's base rates by approximately $8.5M annually, as calculated under NJNG's CIP tariff.

Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives designed to encourage the installation of high-efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a three- to 10-year period through a tariff rider mechanism. In March 2021, the BPU approved a three-year SAVEGREEN program consisting of approximately $126.1M of direct investment, $109.4M in financing options, and approximately $23.4M in O&M.

In September 2023, the BPU approved an increase to the EE rate for the SAVEGREEN programs established from 2010 through the present, which increased annual recoveries by $9.0M, effective October 1, 2023.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
On November 9, 2023, NJNG filed a letter of petition seeking BPU approval to extend NJNG’s current SAVEGREEN program through December 31, 2024, with an additional $76.9M in order to meet customer demand for this program.

On December 1, 2023, NJNG filed a petition seeking BPU approval of its 2024 SAVEGREEN program, which would support new energy efficiency, demand response and building decarbonization start-up programs for two and a half-years starting January 1, 2025 through June 30, 2027. The 2024 SAVEGREEN program, which totals $482.4M, includes $245.1M of direct investment, $217.2M in financing options and $20.1M in O&M.

Program recoveries from customers during the three months ended December 31, 2023 and 2022, were $4.4M and $2.5M, respectively. The recovery includes a weighted average cost of capital that ranges from 6.84% to 6.9%, with a return on equity of 9.6% to 9.75%.

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

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended
	December 31,
(Thousands)	2023	2022
Weather (1)	$10,616	$2,080
Usage	948	1,486
Total	$11,564	$3,566
(1)Compared with the 20-year average, weather was 8.2% warmer-than-normal during the three months ended December 31, 2023 and 0.3% warmer-than-normal during the three months ended December 31, 2022.

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

In April 2023, the BPU approved on a final basis, NJNG’s February 2023 filing for a reduction to the BGSS rate, which reduced recoveries by approximately $29.9M, effective March 1, 2023. NJNG’s February 2023 filing also advised the BPU of a bill credit for residential and small commercial customers. Total bill credits given back to customers from March 2023 through May 2023, totaled approximately $32.4M.

In September 2023, the BPU approved, on a provisional basis, NJNG's annual BGSS filing to decrease the annual revenues credited to BGSS by approximately $38.6M, a $7.4M annual decrease related to its balancing charge, and a $27.0M increase to CIP rates, effective October 1, 2023. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers, and balancing charge revenues are credited to BGSS.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of Utility Gross Margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85% of Utility Gross Margin generated by these programs with firm customers. Utility Gross Margin from incentive programs was approximately $5.4M and $8.7M during the three months ended December 31, 2023 and 2022, respectively.

Hedging

In order to provide relative price stability to its natural gas supply portfolio, NJNG employs a hedging strategy with the goal of having at least 75% of the Company's projected winter periodic BGSS natural gas sales volumes hedged by each November 1 and at least 25% of the projected periodic BGSS natural gas sales hedged for the following April through March period. The hedging goal is typically achieved with gas in storage and the use of financial instruments to hedge storage injections. NJNG may also use various financial instruments including futures, swaps, options and weather related products to hedge its future delivery obligations.

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
(1) Data sourced from Standard & Poor's Financial Services, LLC Global Platts.

The maximum price per MMBtu was $3.52 and $30.95 and the minimum price was $0.89 and $0.67 for the three months ended December 31, 2023 and 2022, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Operating Results and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Societal Benefits Charge

NJNG’s qualifying customers are eligible for the USF program, which is administered by the New Jersey Department of Community Affairs, to help make energy bills more affordable.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
In April 2023, the BPU approved on a final basis, NJNG's annual SBC filing, which included an increase to the RAC annual recoveries of approximately $3.7M and a decrease to the NJCEP annual recoveries of approximately $0.9M, effective May 1, 2023.

In September 2023, the BPU approved NJNG's annual USF filing, which included an increase to the statewide USF rate, of approximately $0.7M, effective October 1, 2023.

In September 2023, NJNG submitted its annual SBC filing to the BPU requesting approval of RAC expenditures through June 2023, as well as an increase to the RAC annual recoveries of approximately $2.4M and an increase to the NJCEP annual recoveries of approximately $5.0M, which would be effective April 1, 2024.

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $165.3M as of December 31, 2023, a decrease of $4.1M compared with the prior fiscal period. See Note 13. Commitments and Contingent Liabilities for more details.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 4. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating Results

NJNG's operating results are as follows:

	Three Months Ended
	December 31,
(Thousands)	2023	2022
Operating revenues (1)	$293,430	$357,746
Operating expenses
Natural gas purchases (2)(3)	118,444	184,771
Operation and maintenance	54,705	49,721
Regulatory rider expense (4)	19,189	18,251
Depreciation and amortization	26,917	24,890
Total operating expenses	219,255	277,633
Operating income	74,175	80,113
Other income, net	2,676	2,643
Interest expense, net of capitalized interest	14,751	13,709
Income tax provision	10,656	14,383
Net income	$51,444	$54,664
(1)Includes nonutility revenue of approximately $0.3M for both the three months ended December 31, 2023 and 2022, for lease agreements with various NJR subsidiaries leasing office space from NJNG at the Company’s headquarters, which are eliminated in consolidation.
(2)Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.
(3)Includes related party transactions of approximately $2.3M for both the three months ended December 31, 2023 and 2022, a portion of which is eliminated in consolidation.
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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Revenues and Natural Gas Purchases

Operating revenues decreased 18.0% and natural gas purchases decreased 35.9% during the three months ended December 31, 2023, compared with the three months ended December 31, 2022.

The factors contributing to the increases and decreases in operating revenues and natural gas purchases are as follows:

	Three Months Ended
	December 31,
	2023 v. 2022
(Thousands)	Operating revenues	Natural gas purchases
BGSS incentives	$(36,219)	$(32,914)
Average BGSS rates	(28,029)	(28,029)
Firm sales	(8,816)	(5,070)
CIP adjustments	7,998	—
Riders and other (1)	750	(314)
Total decrease	$(64,316)	$(66,327)
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

Utility Gross Margin

A reconciliation of gross margin, the closest GAAP financial measure to NJNG's Utility Gross Margin, is as follows:

	Three Months Ended
	December 31,
(Thousands)	2023	2022
Operating revenues	$293,430	$357,746
Less:
Natural gas purchases	118,444	184,771
Operation and maintenance (1)	26,401	26,294
Regulatory rider expense	19,189	18,251
Depreciation and amortization	26,917	24,890
Gross margin	102,479	103,540
Add:
Operation and maintenance (1)	26,401	26,294
Depreciation and amortization	26,917	24,890
Utility Gross Margin	$155,797	$154,724
(1)Excludes SG&A of approximately $28.3M and $23.4M for the three months ended December 31, 2023 and 2022, respectively.

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

The following provides more information on the components of Utility Gross Margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended
	December 31,
	2023		2022
($ in thousands)	Margin	Bcf	Margin	Bcf
Utility Gross Margin/Throughput
Residential	$108,037	13.9	$104,018	14.7
Commercial, industrial and other	20,831	2.6	20,779	2.7
Firm transportation	20,764	3.6	20,480	4.0
Total utility firm gross margin/throughput	149,632	20.1	145,277	21.4
BGSS incentive programs	5,381	27.2	8,686	17.9
Interruptible/off-tariff agreements	784	3.3	761	3.6
Total Utility Gross Margin/Throughput	$155,797	50.6	$154,724	42.9

Utility Firm Gross Margin

Utility firm gross margin increased approximately $4.4M during the three months ended December 31, 2023, compared with the three months ended December 31, 2022, due primarily to increased residential customers.

The factors contributing to the change in Utility Gross Margin generated by BGSS incentive programs are as follows:

Three Months Ended
December 31,
(Thousands)	2023 v. 2022
Off-system sales	$(2,926)
Storage	(318)
Capacity release	(61)
Total decrease	$(3,305)

BGSS incentive programs decreased during the three months ended December 31, 2023, compared with the three months ended December 31, 2022, was due primarily to decreased margins from off-system sales due to lower, less volatile natural gas prices and a lack of market opportunities.

Net Income

Net income decreased $3.2M during the three months ended December 31, 2023, compared with the three months ended December 31, 2022, due primarily to the following factors:
•$5.0M increase in O&M due to higher employee related expenses and information technology costs;
•$2.0M increase in depreciation expense as a result of additional utility plant being placed into service; partially offset by
•$1.1M increase in Utility Gross Margin, as previously discussed; and
•$3.7M decrease in income tax expense.

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

Solar projects placed in service and related expenditures are as follows:

	Three Months Ended
	December 31,
($ in Thousands)	2023			2022
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected (1)	—	—	$—	1	7.5	$14,076
Net-metered:
Commercial (1)	1	2.8	7,835	2	10.5	25,330
Sunlight Advantage®	73	0.8	2,708	45	0.6	1,840
Total placed in service	74	3.6	$10,543	48	18.6	$41,246
(1)Includes projects subject to sale leaseback arrangements.

CEV has approximately 472.5 MW of solar capacity in service. Projects that were placed in service through December 31, 2019, qualified for a 30% federal ITC. The credit declined to 26% for property under construction during 2020 through the end of 2022. In August 2022, the federal ITC was restored to 30% through the end of 2032. There are additional opportunities to increase the credit amount for certain facilities that are placed in service after December 31, 2022, based upon the type of project and location.

CEV may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. The Company will continue to operate the solar assets and are responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first 5 years of in-service life, CEV recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. CEV received proceeds of approximately $24.4M and $33.2M during the three months ended December 31, 2023 and 2022, respectively, in connection with sale leasebacks of commercial solar assets.

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

In December 2022, the BPU established the Competitive Solar Incentive Program, which will provide incentives to larger solar facilities. It is open to qualifying grid supply solar facilities, non-residential net metered solar installations with a capacity greater than 5MW, and eligible grid supply solar facilities installed in combination with energy storage.

REC activity during the three months ended, consisted of the following:

	Beginning inventory balance	RECs		Ending inventory balance	Average
		Generated	Delivered		Sale Price
December 31, 2023
SRECs	144,138	93,570	(122,439)	115,269	$212
TRECs (1)	10,120	16,705	(20,608)	6,217	$142
SREC IIs (1)	6,013	2,773	(1,527)	7,259	$89
December 31, 2022
SRECs	116,005	98,462	(16,812)	197,655	$231
TRECs (1)	10,759	8,345	(12,933)	6,171	$140
SREC IIs (1)	247	1,784	(919)	1,112	$91
(1)The TRECs’ and SREC IIs’ inventory balance is due to the timing of when the RECs are delivered to the state administrator related to their generation.

CEV hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory of SRECs related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2024	99%
2025	89%
2026	82%
2027	28%
2028	16%
(1)Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of RECs by our solar assets. All related costs are included as a component of O&M on the Unaudited Condensed Consolidated Statements of Operations, including such expenses as facility maintenance and broker fees.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

CEV’s financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2023	2022
Operating revenues	$35,295	$12,792
Operating expenses
Operation and maintenance	10,050	7,537
Depreciation and amortization	6,922	5,576
Total operating expenses	16,972	13,113
Operating income (loss)	18,323	(321)
Other income, net	2,777	797
Interest expense, net	7,447	5,895
Income tax provision (benefit)	3,131	(1,837)
Net income (loss)	$10,522	$(3,582)

Net income (loss) increased approximately $14.1M during the three months ended December 31, 2023, compared with the three months ended December 31, 2022, due primarily to the following factors:
•$22.5M increase in operating revenues due to higher SREC sales; partially offset by
•$2.5M increase in O&M due to higher project maintenance expenses and lease expenses; and
•$5.0M increase in income tax expense.

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

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and ES may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500M, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced on November 1, 2021. NJR will receive a total of approximately $260M in cash from fiscal 2022 through fiscal 2024 and $34M per year from fiscal 2025 through fiscal 2031 under the agreements. ES recognized operating revenue of approximately $9.5M and $20.0M during the three months ended December 31, 2023 and 2022, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $116.8M and $58.7M as of December 31, 2023 and September 30, 2023, respectively, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

Operating Results

ES’ financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2023	2022
Operating revenues (1)	$99,668	$321,782
Operating expenses
Natural gas purchases (including demand charges (2)(3))	60,166	233,287
Operation and maintenance	5,108	1,123
Depreciation and amortization	57	57
Total operating expenses	65,331	234,467
Operating income	34,337	87,315
Other income, net	233	368
Interest expense, net	3,126	3,058
Income tax provision	7,511	20,064
Net income	$23,933	$64,561
(1)Includes related party transactions of approximately $1.1M and $8.4M for the three months ended December 31, 2023 and 2022, respectively, which are eliminated in consolidation.
(2)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to 10 years.
(3)Includes related party transactions of approximately $0.3M and $0.2M during the three months ended December 31, 2023 and 2022, respectively, a portion of which is eliminated in consolidation.

ES' portfolio of financial derivative instruments are composed of:

	Three Months Ended
	December 31,
(in Bcf)	2023	2022
Net short futures and swaps contracts	10.0	10.7

During the three months ended December 31, 2023 and 2022, the net short position resulted in an unrealized gain of approximately $16.7M and $25.4M, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating revenues decreased approximately $222.1M and natural gas purchases decreased approximately $173.1M during the three months ended December 31, 2023, compared with the three months ended December 31, 2022, due primarily to a decrease in natural gas prices of 57.1%. The decrease is related to the prior year volatility resulting from Winter Storm Elliott, which occurred during December 2022.

Future results at ES are contingent upon natural gas market price volatility driven by variations in both the supply and demand balances caused by weather and other factors. As a result, variations in weather patterns in the key market areas served may affect earnings during the fiscal year. Changes in market fundamentals, such as an increase in supply and decrease in demand due to warmer temperatures, and reduced volatility can negatively impact ES' earnings. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Natural Gas Distribution for TETCO M-3 Daily Prices, which illustrates the daily natural gas prices in the Northeast market region.

Net income decreased approximately $40.6M during the three months ended December 31, 2023, compared with the three months ended December 31, 2022, due primarily to the following factors:
•$222.1M decrease in operating revenues, as previously discussed;
•$4.0M increase in O&M due to higher employee related expenses and a reduction in the reserve for bad debt in the prior year; partially offset by
•$173.1M decrease in natural gas purchases, as previously discussed; and
•$12.6M decrease in income tax expense.

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

Management views these measures as representative of the overall expected economic result and uses these measures to compare ES' results against established benchmarks and earnings targets as these measures eliminate the impact of volatility on GAAP earnings as a result of timing differences associated with the settlement of derivative instruments. To the extent that there are unanticipated impacts from changes in the market value related to the effectiveness of economic hedges, ES' actual non-GAAP results can differ from the results anticipated at the outset of the transaction. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Financial Margin

A reconciliation of gross margin, the closest GAAP financial measure, to ES' Financial Margin is as follows:

	Three Months Ended
	December 31,
(Thousands)	2023	2022
Operating revenues (1)	$99,668	$321,782
Less:
Natural gas purchases	60,166	233,287
Operation and maintenance (2)	4,689	3,455
Depreciation and amortization	57	57
Gross margin	34,756	84,983
Add:
Operation and maintenance (2)	4,689	3,455
Depreciation and amortization	57	57
Unrealized gain on derivative instruments and related transactions	(4,266)	(39,886)
Effects of economic hedging related to natural gas inventory (3)	(16,228)	23,972
Financial Margin	$19,008	$72,581
(1)Includes unrealized losses (gains) related to an intercompany transaction between NJNG and ES that have been eliminated in consolidation of approximately $1.1M and $8.4M during the three months ended December 31, 2023 and 2022, respectively.
(2)Excludes SG&A of approximately $0.4M and $(2.3)M during the three months ended December 31, 2023 and 2022, respectively.
(3)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

Financial Margin decreased approximately $53.6M during the three months ended December 31, 2023, compared with the three months ended December 31, 2022, due primarily to higher natural gas price volatility in December 2022 due to Winter Storm Elliott, as previously discussed.

Net Financial Earnings

A reconciliation of ES's net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended
	December 31,
(Thousands)	2023	2022
Net income	$23,933	$64,561
Add:
Unrealized gain on derivative instruments and related transactions	(4,266)	(39,886)
Tax effect (1)	1,013	9,479
Effects of economic hedging related to natural gas inventory	(16,228)	23,972
Tax effect	3,857	(5,697)
Net income to NFE tax adjustment	(478)	104
Net financial earnings	$7,831	$52,533
(1)Includes taxes related to an intercompany transaction between NJNG and ES that have been eliminated in consolidation of approximately $0.3M and $(2.0)M during the three months ended December 31, 2023 and 2022, respectively.

NFE decreased approximately $44.7M during the three months ended December 31, 2023, compared with the three months ended December 31, 2022, due primarily to a decrease in Financial Margin, as previously discussed.

Future results are subject to the ability of ES to expand its wholesale sales and service activities and are contingent upon many other factors, including an adequate number of appropriate and credit qualified counterparties in an active and liquid natural marketplace, volatility in the natural gas market due to weather or other fundamental market factors impacting supply and/or demand, transportation, storage and/or other market arbitrage opportunities, sufficient liquidity in the overall energy trading market, and continued access to liquidity in the capital markets.

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

S&T is comprised of Leaf River, a 32.2M Dth salt dome natural gas storage facility that operates under market-based rates and Adelphia, an existing 84-mile pipeline in southeastern Pennsylvania that operates under cost of service rates but can enter into negotiated rates with counterparties. S&T also has a 50% ownership interest in Steckman Ridge, a storage facility that operates under market-based rates.

Operating Results

The financial results of S&T are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2023	2022
Operating revenues (1)	$23,862	$26,838
Operating expenses
Natural gas purchases	276	805
Operation and maintenance	10,100	7,474
Depreciation and amortization	6,162	5,942
Total operating expenses	16,538	14,221
Operating income	7,324	12,617
Other income, net	2,288	1,367
Interest expense, net	5,933	6,707
Income tax provision	1,032	1,943
Equity in earnings of affiliates	993	909
Net income	$3,640	$6,243
(1)Includes related party transactions of approximately $0.7M and $1.1M during the three months ended December 31, 2023 and 2022, respectively, which are eliminated in consolidation.

Net income decreased approximately $2.6M during the three months ended December 31, 2023, compared with the three months ended December 31, 2022, due primarily to a decrease in hub services revenue at Leaf River.

Home Services and Other

Overview

The financial results of HSO consist primarily of the operating results of NJRHS. NJRHS provides service, sales and installation of appliances to service contract customers and has been focused on growing its installation business and expanding its service contract customer base. HSO also includes organizational expenses incurred at NJR and home warranty contract income at NJR Retail.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

The condensed financial results of HSO are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2023	2022
Operating revenues	$14,834	$14,266

(Loss) income before income taxes	$(652)	$188
Income tax (benefit) provision	(52)	217
Net loss	$(600)	$(29)

Net loss remained relatively consistent during the three months ended December 31, 2023, compared with the three months ended December 31, 2022.

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each reporting segment and business operations and provides adequate financial flexibility for accessing capital markets as required. Our consolidated capital structure was as follows:

	December 31, 2023	September 30, 2023
Common stock equity	39%	39%
Long-term debt	52	54
Short-term debt	9	7
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $3.8M during both the three months ended December 31, 2023 and 2022, respectively. We issued approximately 410,000 and 368,000 shares through the waiver discount feature of the DRP during the three months ended December 31, 2023 and 2022, respectively, and raised approximately $17.9M of equity for both periods.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5M shares of common stock for repurchase. As of December 31, 2023, we had repurchased a total of approximately 17.8M of those shares and may repurchase an additional 1.7M shares under the approved program. There were no shares repurchased during the three months ended December 31, 2023 and 2022.

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

We believe that as of December 31, 2023, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Short-Term Debt

We use our short-term borrowings primarily to finance ES' short-term liquidity needs, S&T investments, share repurchases and, on an initial basis, CEV's investments. ES' use of high-volume storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

As of December 31, 2023, NJR had a revolving credit facility totaling $650M, with $476.0M available under the facility.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250M NJNG Credit Facility. As of December 31, 2023, the unused amount available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit, was $145.8M.

Short-term borrowings were as follows:

Three Months Ended
(Thousands)	December 31, 2023
NJR
Notes Payable to banks:
Balance at end of period	$165,150
Weighted average interest rate at end of period	6.56%
Average balance for the period	$212,027
Weighted average interest rate for average balance	6.54%
Month end maximum for the period	$230,000
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$103,500
Weighted average interest rate at end of period	5.48%
Average balance for the period	$71,621
Weighted average interest rate for average balance	5.48%
Month end maximum for the period	$106,700

Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in the November through January time frame.

NJR

In August 2022, NJR entered into a First Amendment to NJR's Second Amended and Restated Credit Agreement governing a $650M NJR Credit Facility with a maturity date of September 2, 2027. The NJR Credit Facility is subject to a one-year extension beyond that date and includes an accordion feature, which allows NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in increments of $50M with the total revolving credit commitments not exceeding $750M. The NJR Credit Facility also permits the borrowing of revolving loans and swingline loans, as well as a $75M sublimit for the issuance of letters of credit. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility. The credit facility is used primarily to finance its share repurchases, to satisfy ES’ short-term liquidity needs and to finance, on an initial basis, unregulated investments.

As of December 31, 2023, NJR had eight letters of credit outstanding totaling $8.8M, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Based on its average borrowings during the period, NJR’s average interest rate was 6.54%, resulting in interest expense of approximately $3.5M. Based on average borrowings of $212.0M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $0.5M during the three months ended December 31, 2023.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

NJNG

In August 2022, NJNG amended the Second Amended and Restated Credit Agreement governing a $250M NJNG Credit Facility with a maturity date of September 2, 2027. The NJNG Credit Facility is subject to a one-year extension beyond that date and includes an accordion feature, which would allow NJNG, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJNG Credit Facility in minimum increments of $50M up to a maximum of $100M. The NJNG Credit Facility also permits the borrowing of revolving loans and swingline loans, as well as a $30M sublimit for the issuance of letters of credit.

As of December 31, 2023, NJNG had two letters of credit outstanding for $0.7M, which reduced the amount available under the NJNG Credit Facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during fiscal 2024, NJNG’s average interest rate was 5.48%, resulting in interest expense of $1.0M. Based on average borrowings of $71.6M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $0.2M during fiscal 2024.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Long-Term Debt

NJR

As of December 31, 2023, NJR had the following outstanding:
•$100M of 3.48% senior notes due November 7, 2024;
•$100M of 3.54% senior notes due August 18, 2026;
•$110M of 4.38% senior notes due June 23, 2027;
•$100M of 3.96% senior notes due June 8, 2028;
•$150M of 3.29% senior notes due July 17, 2029;
•$130M of 3.60% senior notes due July 23, 2032;
•$130M of 3.50% senior notes due July 23, 2030;
•$120M of 3.13% senior notes due September 1, 2031;
•$80M of 3.25% senior notes due September 1, 2033;
•$50M of 3.64% senior notes due September 19, 2034; and
•$50M of 6.14% senior notes due December 15, 2032.

Neither NJNG nor its assets are obligated or pledged to support NJR's long-term debt.

NJNG

As of December 31, 2023, NJNG's long-term debt consisted of approximately $1.5B in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2024 to 2061, and approximately $27.7M in sale leasebacks of natural gas meters with various maturities ranging from 2025 to 2030.

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

Long-Term Debt Covenants and Default Provisions

The NJR and NJNG long-term debt instruments contain customary representations and warranties for transactions of their type. They also contain customary events of default and certain covenants that will limit NJR or NJNG's ability beyond agreed upon thresholds to, among other things:

•incur additional debt (including a covenant that limits the amount of consolidated total debt of the borrower at the end of a fiscal quarter to 70% for NJR and 65% for NJNG of the consolidated total capitalization of the borrower, as those terms are defined in the applicable agreements, and a covenant limiting priority debt to 20% of the borrower's consolidated total capitalization, as those terms are defined in the applicable agreements);
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

Upon the occurrence and continuance of such an Event of Default, the Mortgage Indenture, subject to any provisions of law applicable thereto, provides that the Trustee may take possession and conduct the business of NJNG, may sell the trust estate, or proceed to foreclose the lien of the Mortgage Indenture. The interest rate on defaulted principal and interest, to the extent permitted by law, on the FMBs issued under the Mortgage Indenture is the rate stated in the applicable supplement or, if no such rate is stated, 6 % per annum.

Sale Leaseback

NJNG received approximately $8.8M and $8.4M during the three months ended December 31, 2023 and 2022, in connection with the sale leaseback of its natural gas meters. NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to renew the lease or repurchase the asset at the end of the term. As NJNG retains control of the natural gas meters, these arrangements do not qualify as a sale. NJNG uses the financing method to account for the transactions. NJNG continues to evaluate this sale leaseback program based on current market conditions. Natural gas meters are excluded from the lien on NJNG property under the Mortgage Indenture.

CEV enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. The Company has concluded that these arrangements do not qualify as a sale for accounting purposes, as the Company retains control of the underlying assets, and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. CEV continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the three months ended December 31, 2023 and 2022, CEV received proceeds of approximately $24.4M and $33.2M, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

Contractual Obligations and Capital Expenditures

As of December 31, 2023, there were NJR guarantees covering approximately $170.3M of natural gas purchases and ES demand fee commitments and ten outstanding letters of credit totaling approximately $9.5M, as previously mentioned, not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJNG's total capital expenditures are projected to be between $387M and $440M during fiscal 2024. Total capital expenditures spent or accrued during the three months ended December 31, 2023, were approximately $89.1M. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of December 31, 2023, NJNG's future MGP expenditures are estimated to be approximately $165.3M. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
During the three months ended December 31, 2023, our S&T segment had capital expenditures spent or accrued for Adelphia totaling approximately $1.8M and capital expenditures spent or accrued for Leaf River totaling approximately $7.0M. During fiscal 2024, we expect expenditures related to Adelphia to be between $8M and $12M and expenditures related to Leaf River to be between $25M and $35M.

During the three months ended December 31, 2023, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were approximately $19.1M. CEV's expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, CEV enters into agreements to install solar equipment involving both residential and commercial projects. We estimate solar-related capital expenditures during fiscal 2024 to be between $140M and $204M.

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

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and ES may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500M, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced on November 1, 2021. NJR will receive approximately $260M in cash from fiscal 2022 through fiscal 2024 and $34M per year from fiscal 2025 through fiscal 2031 under the agreements. ES recognized operating revenue of approximately $9.5M and $20.0M during the three months ended December 31, 2023 and 2022, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $116.8M and $58.7M as of December 31, 2023 and September 30, 2023, respectively, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

Cash Flows

Operating Activities

Cash flows from (used in) operating activities during the three months ended December 31, 2023, totaled approximately $46.4M, compared with approximately $(88.9)M during the three months ended December 31, 2022. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

Cash flows from operating activities increased approximately $135.3M during the three months ended December 31, 2023, compared with the three months ended December 31, 2022, due primarily to decreased working capital requirements resulting from lower natural gas prices.

Investing Activities

Cash flows used in investing activities totaled approximately $113.8M during the three months ended December 31, 2023, compared with approximately $145.6M during the three months ended December 31, 2022. The decrease of approximately $31.8M was due primarily to decreased solar asset expenditures and lower capital expenditures for S&T.

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

Cash flows from financing activities totaled approximately $69.3M during the three months ended December 31, 2023, compared with approximately $235.9M during the three months ended December 31, 2022. The decrease of approximately $166.6M is due primarily to a decrease in long-term debt proceeds of $125.0M, a decrease in net short-term debt proceeds of $24.0M and a decrease in solar sale leaseback proceeds of $8.8M.

Credit Ratings

The table below summarizes NJNG's credit ratings as of December 31, 2023, issued by two rating entities, Moody's and Fitch:

	Moody's	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-2	F-2
Senior Secured	A1	A+
Ratings Outlook	Stable	Stable

Fitch ratings and outlook were reaffirmed on April 24, 2023. The Moody's ratings and outlook were reaffirmed on September 29, 2023. NJNG's Moody's and Fitch ratings are investment-grade ratings. NJR is not rated by Moody’s or Fitch.

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

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2023	in Fair Market Value	Amounts Settled	December 31, 2023
NJNG	$6,090	8,246	5,885	$8,451
ES	16,178	20,871	20,340	16,709
Total	$22,268	29,117	26,225	$25,160

There were no changes in methods of valuations during the three months ended December 31, 2023.

The following is a summary of fair market value of financial derivatives as of December 31, 2023, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2024	2025	2026 - 2028	After 2028	Total Fair Value
Price based on ICE	$23,350	1,914	(104)	—	$25,160

The following is a summary of financial derivatives by type as of December 31, 2023:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
NJNG	Futures	17.7	$1.40 - $5.37	$8,451
ES	Futures	(10.0)	$1.33 - $5.92	16,709
Total				$25,160
(1)    Million British thermal units

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2023	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2023
NJNG - Prices based on other external data	$(445)	(916)	(721)	$(640)
ES - Prices based on other external data	(13,616)	12,094	4,709	(6,231)
Total	$(14,061)	11,178	3,988	$(6,871)

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10% movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $2.7M. This analysis does not include potential changes to reported credit adjustments embedded in the $14.1M reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(1,357)	$(2,714)	$(4,071)	$(5,428)
Ending derivative fair value	$14,135	$12,778	$11,421	$10,064	$8,707

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$1,357	$2,714	$4,071	$5,428
Ending derivative fair value	$14,135	$15,492	$16,849	$18,206	$19,563

Wholesale Credit Risk

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of December 31, 2023. Gross credit exposure for ES is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for S&T is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

ES', CEV's and S&T's counterparty credit exposure as of December 31, 2023, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$114,215	$108,626
Noninvestment grade	15,815	1,425
Internally rated investment grade	23,064	21,935
Internally rated noninvestment grade	24,826	15,966
Total	$177,920	$147,952

NJNG's counterparty credit exposure as of December 31, 2023, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$27,632	$26,063
Noninvestment grade	729	—
Internally rated investment grade	1,658	1,094
Internally rated noninvestment grade	2,709	2,230
Total	$32,728	$29,387

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

Disclosure Controls and Procedures

New Jersey Resources Corporation
Part I

ITEM 4. CONTROLS AND PROCEDURES
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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2023, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended December 31, 2023, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of our 2023 Annual Report on Form 10-K includes a detailed discussion of our risk factors. Those risks and uncertainties have the potential to materially affect our financial condition and results of operations. There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, of our 2023 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended December 31, 2023:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
10/01/23 - 10/31/23	—	—	—	1,685,053
11/01/23 - 11/30/23	—	—	—	1,685,053
12/01/23 - 12/31/23	—	—	—	1,685,053
Total	—	—	—	1,685,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of December 31, 2023, included 19.5M shares of common stock for repurchase, of which, approximately 1.7M shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

New Jersey Resources Corporation
Part II
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended December 31, 2023, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	February 6, 2024
By:/s/ Stephen M. Skrocki
Stephen M. Skrocki
Corporate Controller (Principal Accounting Officer)