Form 10-Q
period 2024-03-31
NEW JERSEY RESOURCES CORP
filed 2024-05-07
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of May 3, 2024 was 98,822,278.

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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2024	2023	2024	2023
OPERATING REVENUES
Utility	$462,863	$400,500	$755,956	$757,909
Nonutility	195,050	243,527	369,167	609,685
Total operating revenues	657,913	644,027	1,125,123	1,367,594
OPERATING EXPENSES
Natural gas purchases:
Utility	204,347	156,370	320,467	338,816
Nonutility	105,018	160,364	164,495	392,434
Related parties	1,799	1,770	3,678	3,597
Operation and maintenance	107,223	99,095	201,662	178,596
Regulatory rider expenses	29,229	23,154	48,418	41,405
Depreciation and amortization	40,075	38,090	80,362	74,773
Total operating expenses	487,691	478,843	819,082	1,029,621
OPERATING INCOME	170,222	165,184	306,041	337,973
Other income, net	15,420	4,779	21,761	9,434
Interest expense, net of capitalized interest	31,621	30,261	63,094	59,752
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	154,021	139,702	264,708	287,655
Income tax provision	33,947	30,586	56,883	63,564
Equity in earnings of affiliates	738	1,131	2,398	2,077
NET INCOME	$120,812	$110,247	$210,223	$226,168

EARNINGS PER COMMON SHARE
Basic	$1.23	$1.14	$2.14	$2.34
Diluted	$1.22	$1.13	$2.13	$2.32
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	98,377	96,893	98,123	96,689
Diluted	99,102	97,556	98,839	97,346

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2024	2023	2024	2023
Net income	$120,812	$110,247	$210,223	$226,168
Other comprehensive income, net of tax
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(80), $(80), $(159) and $(159), respectively	262	264	526	527
Adjustment to postemployment benefit obligation, net of tax of $(2,908), $(13), $(2,948) and $(25), respectively	9,624	41	9,755	82
Other comprehensive income, net of tax	$9,886	$305	$10,281	$609
Comprehensive income	$130,698	$110,552	$220,504	$226,777

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,
(Thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$210,223	$226,168
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	20,057	(17,532)
Depreciation and amortization	80,362	74,773
Amortization of acquired wholesale energy contracts	260	1,283
Allowance for equity used during construction	(3,572)	(2,801)
Allowance for doubtful accounts	(24)	(395)
Non cash lease expense	2,130	1,848
Deferred income taxes	49,301	36,072
Equivalent value of ITCs recognized on equipment financing	(10,605)	(899)
Manufactured gas plant remediation costs	(12,577)	(4,362)
Cost of removal - asset retirement obligations	(763)	(644)
Contributions to postemployment benefit plans	(2,191)	(634)
Taxes related to stock-based compensation	1,186	554
Changes in:
Components of working capital	(3,021)	(42,519)
Other noncurrent assets and liabilities	7,836	72,209
Cash flows from operating activities	338,602	343,121
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(160,937)	(157,914)
Solar equipment	(37,083)	(57,699)
Storage and Transportation and other	(21,846)	(30,741)
Cost of removal	(17,436)	(16,757)
Distribution from equity investees in excess of equity in earnings	2,284	1,374
Cash flows used in investing activities	(235,018)	(261,737)
CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from long-term debt	50,000	175,000
Payments of long-term debt	(82,790)	(10,534)
Payments of term loan	—	(150,000)
Payments of short-term debt, net	(55,950)	(86,300)
Proceeds from sale leaseback transactions - solar	24,394	61,808
Proceeds from sale leaseback transactions - natural gas meters	8,814	8,441
Payments of common stock dividends	(82,156)	(75,200)
Proceeds from waiver discount issuance of common stock	35,838	17,919
Proceeds from issuance of common stock - DRP	7,522	7,610
Tax withholding payments related to net settled stock compensation	(5,027)	(4,024)
Cash flows used in financing activities	(99,355)	(55,280)
Change in cash, cash equivalents and restricted cash	4,229	26,104
Cash, cash equivalents and restricted cash at beginning of period	1,517	1,452
Cash, cash equivalents and restricted cash at end of period	$5,746	$27,556
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(144,321)	$(8,877)
Inventories	115,166	185,444
Recovery of natural gas costs	(3,853)	(28,825)
Natural gas purchases payable	13,178	(159,016)
Natural gas purchases payable - related parties	—	5
Deferred revenue, current	48,294	1,587
Accounts payable and other	(15,888)	(24,095)
Prepaid expenses	(6,350)	(6,493)
Prepaid and accrued taxes	30,705	51,591
Restricted broker margin accounts	(15,015)	(43,414)
Customers' credit balances and deposits	(20,032)	(7,725)
Other current assets and liabilities	(4,905)	(2,701)
Total	$(3,021)	$(42,519)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$60,256	$57,622
Income taxes	$6,699	$1,967
Accrued capital expenditures	$17,513	$24,318

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
(Thousands)	March 31, 2024	September 30, 2023
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$4,012,235	$3,843,037
Construction work in progress	223,421	237,428
Nonutility plant and equipment, at cost	1,791,100	1,767,306
Construction work in progress	171,396	142,768
Total property, plant and equipment	6,198,152	5,990,539
Accumulated depreciation and amortization, utility plant	(753,750)	(714,087)
Accumulated depreciation and amortization, nonutility plant and equipment	(278,854)	(254,397)
Property, plant and equipment, net	5,165,548	5,022,055
CURRENT ASSETS
Cash and cash equivalents	5,036	954
Customer accounts receivable
Billed	185,069	97,540
Unbilled revenues	74,456	19,100
Allowance for doubtful accounts	(9,576)	(11,036)
Regulatory assets	93,887	73,587
Natural gas in storage, at average cost	80,996	199,501
Materials and supplies, at average cost	30,361	27,022
Prepaid expenses	16,091	9,741
Prepaid taxes	18,299	43,046
Derivatives, at fair value	14,056	30,755
Restricted broker margin accounts	19,310	20,796
Other current assets	25,726	21,071
Total current assets	553,711	532,077
NONCURRENT ASSETS
Investments in equity method investees	101,778	104,134
Regulatory assets	535,104	584,830
Operating lease assets	177,176	175,740
Derivatives, at fair value	910	1,564
Software costs	9,734	8,375
Deferred income taxes	22,848	28,383
Postemployment employee benefit assets	18,618	18,684
Other noncurrent assets	61,950	61,654
Total noncurrent assets	928,118	983,364
Total assets	$6,647,377	$6,537,496

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CAPITALIZATION AND LIABILITIES

	(Unaudited)
(Thousands, except share data)	March 31, 2024	September 30, 2023
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding shares March 31, 2024 — 98,744,915; September 30, 2023 — 97,584,455	$246,367	$243,458
Premium on common stock	604,009	558,654
Accumulated other comprehensive income (loss), net of tax	322	(9,959)
Treasury stock at cost and other; shares March 31, 2024 — 16,302; September 30, 2023 — 13,041	22,936	20,748
Retained earnings	1,305,591	1,177,834
Common stock equity	2,179,225	1,990,735
Long-term debt	2,726,221	2,768,017
Total capitalization	4,905,446	4,758,752
CURRENT LIABILITIES
Current maturities of long-term debt	148,375	116,155
Short-term debt	196,150	252,100
Natural gas purchases payable	64,455	51,277
Natural gas purchases payable to related parties	859	859
Deferred revenue	109,698	61,404
Accounts payable and other	127,159	151,790
Dividends payable	41,290	40,981
Accrued taxes	16,048	10,090
Regulatory liabilities	33,163	32,287
New Jersey Clean Energy Program	6,827	15,804
Derivatives, at fair value	10,725	16,145
Operating lease liabilities	4,780	4,772
Restricted broker margin accounts	4,689	8,029
Customers' credit balances and deposits	24,878	44,910
Total current liabilities	789,096	806,603
NONCURRENT LIABILITIES
Deferred income taxes	330,805	285,427
Deferred investment tax credits	2,295	2,434
Deferred revenue	612	659
Derivatives, at fair value	13,791	7,967
Manufactured gas plant remediation	157,813	169,390
Postemployment employee benefit liability	42,333	102,528
Regulatory liabilities	178,276	180,458
Operating lease liabilities	150,971	148,023
Asset retirement obligations	62,817	61,993
Other noncurrent liabilities	13,122	13,262
Total noncurrent liabilities	952,835	972,141
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$6,647,377	$6,537,496

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance as of September 30, 2023	97,584	$243,458	$558,654	$(9,959)	$20,748	$1,177,834	$1,990,735
Net income	—	—	—	—	—	89,411	89,411
Other comprehensive income	—	—	—	395	—	—	395
Common stock issued:
Incentive compensation plan	116	290	3,451	—	—	—	3,741
Dividend reinvestment plan	94	236	3,552	—	—	—	3,788
Waiver discount	410	1,025	16,894	—	—	—	17,919
Cash dividend declared ($.42 per share)	—	—	—	—	—	(41,176)	(41,176)
Treasury stock and other	(2)	—	—	—	1,388	—	1,388
Balance as of December 31, 2023	98,202	$245,009	$582,551	$(9,564)	$22,136	$1,226,069	$2,066,201
Net income	—	—	—	—	—	120,812	120,812
Other comprehensive income	—	—	—	9,886	—	—	9,886
Common stock issued:
Incentive compensation plan	25	64	1,178	—	—	—	1,242
Dividend reinvestment plan	84	209	3,446	—	—	—	3,655
Waiver discount	435	1,085	16,834	—	—	—	17,919
Cash dividend declared ($.42 per share)	—	—	—	—	—	(41,290)	(41,290)
Treasury stock and other	(1)	—	—	—	800	—	800
Balance as of March 31, 2024	98,745	$246,367	$604,009	$322	$22,936	$1,305,591	$2,179,225

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance as of September 30, 2022	96,250	$241,616	$519,697	$(4,826)	$(6,805)	$1,067,528	$1,817,210
Net income	—	—	—	—	—	115,921	115,921
Other comprehensive income	—	—	—	304	—	—	304
Common stock issued:
Incentive compensation plan	92	229	3,243	—	—	—	3,472
Dividend reinvestment plan (1)	93	—	437	—	3,429	—	3,866
Waiver discount	368	—	4,469	—	13,450	—	17,919
Cash dividend declared ($.39 per share)	—	—	—	—	—	(37,665)	(37,665)
Treasury stock and other	—	—	—	—	1,768	—	1,768
Balance as of December 31, 2022	96,803	$241,845	$527,846	$(4,522)	$11,842	$1,145,784	$1,922,795
Net income	—	—	—	—	—	110,247	110,247
Other comprehensive income	—	—	—	305	—	—	305
Common stock issued:
Incentive plan	29	74	1,096	—	—	—	1,170
Dividend reinvestment plan	77	—	877	—	2,794	—	3,671
Cash dividend declared ($.39 per share)	—	—	—	—	—	(37,791)	(37,791)
Treasury stock and other	(8)	—	—	—	439	—	439
Balance as of March 31, 2023	96,901	$241,919	$529,819	$(4,217)	$15,075	$1,218,240	$2,000,836
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
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

The Company provides regulated natural gas distribution services, transmission and storage services and operates certain unregulated businesses primarily through the following:

NJNG provides natural gas utility service to approximately 581,600 customers throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

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

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts, which commenced in November 2021. The AMAs include a series of temporary and permanent releases and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. ES recognized operating revenue of $9.5M during both the three months ended March 31, 2024 and 2023, and $19.0M and $29.5M during the six months ended March 31, 2024 and 2023, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $107.2M and $58.7M are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and September 30, 2023, respectively.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	March 31, 2024	September 30, 2023	March 31, 2023
Balance Sheet
Cash and cash equivalents	$5,036	$954	$27,095
Restricted cash in other noncurrent assets	$710	$563	$461
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$5,746	$1,517	$27,556

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

Loans Receivable

NJNG currently provides loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Unaudited Condensed Consolidated Balance Sheets. The Company has $15.8M and $15.1M recorded in other current assets and $43.6M and $39.0M in other noncurrent assets as of March 31, 2024 and September 30, 2023, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans. The Company regularly evaluates the credit quality and collection profile of its customers. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of March 31, 2024 and September 30, 2023, the Company has not recorded any impairments for SAVEGREEN loans.

Natural Gas in Storage

The following table summarizes natural gas in storage, at average cost by segment as of:

	March 31, 2024		September 30, 2023
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
NJNG	$60,539	9.2	$175,025	29.1
ES	20,457	11.3	24,476	14.6
Total	$80,996	20.5	$199,501	43.7

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
The following tables present the software costs included in the Unaudited Condensed Consolidated Financial Statements:

(Thousands)	March 31, 2024	September 30, 2023
Balance Sheets
Utility plant, at cost	$88,234	$51,282
Construction work in progress	$45,573	$55,012
Nonutility plant and equipment, at cost	$344	$344
Accumulated depreciation and amortization, utility plant	$(9,728)	$(7,480)
Accumulated depreciation and amortization, nonutility plant and equipment	$(42)	$(36)
Software costs	$9,734	$8,375

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Statements of Operations	2024	2023	2024	2023
Operation and maintenance	$2,674	$3,886	$5,927	$7,638
Depreciation and amortization	$1,265	$957	$2,254	$1,828

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

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects during the three months ended March 31, 2024 and 2023:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance as of December 31, 2023	$(7,005)	$(2,559)		$(9,564)
Other comprehensive income (loss), net of tax
Other comprehensive income, before reclassifications, net of tax of $0, $(3,020), $(3,020), respectively	—	9,992		9,992
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(80), $112, $32, respectively	262	(368)	(1)	(106)
Net current-period other comprehensive income, net of tax of $(80), $(2,908), $(2,988), respectively	262	9,624		9,886
Balance as of March 31, 2024	$(6,743)	$7,065		$322

Balance as of December 31, 2022	$(8,059)	$3,537		$(4,522)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive income, net of tax of $(80), $(13), $(93)	264	41	(1)	305
Balance as of March 31, 2023	$(7,795)	$3,578		$(4,217)
(1)Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.
The following table presents the changes in the components of accumulated other comprehensive income (loss), net of related tax effects during the six months ended March 31, 2024 and 2023:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance as of September 30, 2023	$(7,269)	$(2,690)		$(9,959)
Other comprehensive income (loss), net of tax
Other comprehensive income, before reclassifications, net of tax of $0, $(3,020) and $(3,020), respectively	—	9,992		9,992
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(159), $72 and $(87), respectively	526	(237)	(1)	289
Net current-period other comprehensive income, net of tax of $(159), $(2,948), $(3,107), respectively	526	9,755		10,281
Balance as of March 31, 2024	$(6,743)	$7,065		$322

Balance as of September 30, 2022	$(8,322)	$3,496		$(4,826)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive income, net of tax of $(159), $(25) and $(184), respectively	527	82	(1)	609
Balance as of March 31, 2023	$(7,795)	$3,578		$(4,217)
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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recently Adopted Updates to the Accounting Standards Codification

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08, an amendment to ASC 805, Business Combinations, which requires that an acquirer recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The guidance was effective for the Company beginning October 1, 2023, and was applied on a prospective basis to new acquisitions following the date of adoption. As the Company has not executed a transaction that would qualify as a business combination, there was no impact on its financial position, results of operations, cash flows and disclosures upon adoption.

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

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, an amendment to ASC 740, Income Taxes, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. It will provide investors more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for the Company on October 1, 2025, and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the amendment to understand the impacts on its financial position, results of operations, cash flows and disclosures upon adoption.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the three months ended March 31, 2024 and 2023, are as follows:

(Thousands)	NJNG	CEV		ES	S&T	HSO	Total
2024
Natural gas utility sales (1)	$371,019	—		—	—	—	$371,019
Natural gas services	—	—		16,145	23,042	—	39,187
Service contracts	—	—		—	—	9,071	9,071
Installations and maintenance	—	—		—	—	5,834	5,834
Renewable energy certificates	—	2,672		—	—	—	2,672
Electricity sales	—	6,553		—	—	—	6,553
Eliminations (2)	(338)	—		—	(673)	(153)	(1,164)
Revenues from contracts with customers	370,681	9,225		16,145	22,369	14,752	433,172
Alternative revenue programs (3)	7,382	—		—	—	—	7,382
Derivative instruments	84,800	100	(4)	128,717	—	—	213,617
Eliminations (2)	—	—		3,742	—	—	3,742
Revenues out of scope	92,182	100		132,459	—	—	224,741
Total operating revenues	$462,863	9,325		148,604	22,369	14,752	$657,913
2023
Natural gas utility sales (1)	$327,198	—		—	—	—	$327,198
Natural gas services	—	—		16,836	20,887	—	37,723
Service contracts	—	—		—	—	8,739	8,739
Installations and maintenance	—	—		—	—	4,709	4,709
Renewable energy certificates	—	2,085		—	—	—	2,085
Electricity sales	—	6,084		—	—	—	6,084
Eliminations (2)	(338)	—		—	(1,584)	(183)	(2,105)
Revenues from contracts with customers	326,860	8,169		16,836	19,303	13,265	384,433
Alternative revenue programs (3)	27,270	—		—	—	—	27,270
Derivative instruments	46,370	6,237	(4)	179,894	—	—	232,501
Eliminations (2)	—	—		(177)	—	—	(177)
Revenues out of scope	73,640	6,237		179,717	—	—	259,594
Total operating revenues	$400,500	14,406		196,553	19,303	13,265	$644,027
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the six months ended March 31, 2024 and 2023, are as follows:

(Thousands)	NJNG	CEV		ES	S&T	HSO	Total
2024
Natural gas utility sales (1)	$628,894	—		—	—	—	$628,894
Natural gas services	—	—		32,413	46,904	—	79,317
Service contracts	—	—		—	—	18,011	18,011
Installations and maintenance	—	—		—	—	11,728	11,728
Renewable energy certificates	—	5,322		—	—	—	5,322
Electricity sales	—	13,267		—	—	—	13,267
Eliminations (2)	(675)	—		—	(1,348)	(153)	(2,176)
Revenues from contracts with customers	628,219	18,589		32,413	45,556	29,586	754,363
Alternative revenue programs (3)	4,845	—		—	—	—	4,845
Derivative instruments	122,892	26,031	(4)	212,117	—	—	361,040
Eliminations (2)	—	—		4,875	—	—	4,875
Revenues out of scope	127,737	26,031		216,992	—	—	370,760
Total operating revenues	$755,956	44,620		249,405	45,556	29,586	$1,125,123
2023
Natural gas utility sales (1)	$615,365	—		—	—	—	$615,365
Natural gas services	—	—		44,684	47,725	—	92,409
Service contracts	—	—		—	—	17,400	17,400
Installations and maintenance	—	—		—	—	10,314	10,314
Renewable energy certificates	—	3,287		—	—	—	3,287
Electricity sales	—	13,788		—	—	—	13,788
Eliminations (2)	(675)	—		—	(2,708)	(196)	(3,579)
Revenues from contracts with customers	614,690	17,075		44,684	45,017	27,518	748,984
Alternative revenue programs (3)	23,805	—		—	—	—	23,805
Derivative instruments	119,414	10,123	(4)	473,828	—	—	603,365
Eliminations (2)	—	—		(8,560)	—	—	(8,560)
Revenues out of scope	143,219	10,123		465,268	—	—	618,610
Total operating revenues	$757,909	27,198		509,952	45,017	27,518	$1,367,594
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the three months ended March 31, 2024 and 2023, are as follows:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
2024
Residential	$287,824	3,229	—	—	14,684	$305,737
Commercial and industrial	50,362	5,996	16,145	22,369	68	94,940
Firm transportation	30,680	—	—	—	—	30,680
Interruptible, off-tariff and other	1,815	—	—	—	—	1,815
Revenues out of scope	92,182	100	132,459	—	—	224,741
Total operating revenues	$462,863	9,325	148,604	22,369	14,752	$657,913
2023
Residential	$247,623	3,204	—	—	13,089	$263,916
Commercial and industrial	49,105	4,965	16,836	19,303	176	90,385
Firm transportation	29,368	—	—	—	—	29,368
Interruptible, off-tariff and other	764	—	—	—	—	764
Revenues out of scope	73,640	6,237	179,717	—	—	259,594
Total operating revenues	$400,500	14,406	196,553	19,303	13,265	$644,027

Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the six months ended March 31, 2024 and 2023, are as follows:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
2024
Residential	$483,447	6,615	—	—	29,487	$519,549
Commercial and industrial	86,121	11,974	32,413	45,556	99	176,163
Firm transportation	55,115	—	—	—	—	55,115
Interruptible, off-tariff and other	3,536	—	—	—	—	3,536
Revenues out of scope	127,737	26,031	216,992	—	—	370,760
Total operating revenues	$755,956	44,620	249,405	45,556	29,586	$1,125,123
2023
Residential	$464,561	6,497	—	—	27,269	$498,327
Commercial and industrial	92,900	10,578	44,684	45,017	249	193,428
Firm transportation	55,567	—	—	—	—	55,567
Interruptible, off-tariff and other	1,662	—	—	—	—	1,662
Revenues out of scope	143,219	10,123	465,268	—	—	618,610
Total operating revenues	$757,909	27,198	509,952	45,017	27,518	$1,367,594

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the six months ended March 31, 2024 and 2023, are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of September 30, 2023	$97,540	$19,100	$44,910
Increase (decrease)	87,529	55,356	(20,032)
Balance as of March 31, 2024	$185,069	$74,456	$24,878
Balance as of September 30, 2022	$222,297	$13,769	$33,246
(Decrease) increase	(27,844)	32,271	(7,725)
Balance as of March 31, 2023	$194,453	$46,040	$25,521

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and September 30, 2023:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
March 31, 2024
Customer accounts receivable
Billed	$142,088	7,273	25,241	7,749	2,718	$185,069
Unbilled	69,904	4,552	—	—	—	74,456
Customers' credit balances and deposits	(24,860)	—	—	(18)	—	(24,878)
Total	$187,132	11,825	25,241	7,731	2,718	$234,647
September 30, 2023
Customer accounts receivable
Billed	$55,234	9,962	23,716	6,577	2,051	$97,540
Unbilled	10,784	8,316	—	—	—	19,100
Customers' credit balances and deposits	(44,898)	—	—	(12)	—	(44,910)
Total	$21,120	18,278	23,716	6,565	2,051	$71,730

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for NJNG are comprised of the following:

(Thousands)	March 31, 2024	September 30, 2023
Regulatory assets-current
New Jersey Clean Energy Program	$6,827	$15,804
Conservation Incentive Program	55,200	50,356
Derivatives at fair value, net	30,444	6,017
Other current regulatory assets	1,416	1,410
Total current regulatory assets	$93,887	$73,587
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$69,229	$66,298
Liability for future expenditures	157,813	169,390
Deferred income taxes	42,626	41,667
SAVEGREEN	88,496	83,589
Postemployment and other benefit costs	7,936	55,274
Cost of removal	118,900	112,362
Other noncurrent regulatory assets	44,943	51,019
Total noncurrent regulatory assets	$529,943	$579,599
Regulatory liability-current
Overrecovered natural gas costs	$31,628	$30,637
Total current regulatory liabilities	$31,628	$30,637
Regulatory liabilities-noncurrent
Tax Act impact (1)	$177,838	$180,347
Other noncurrent regulatory liabilities	438	111
Total noncurrent regulatory liabilities	$178,276	$180,458
(1)Reflects the re-measurement and subsequent amortization of NJNG's net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act. The Tax Act is an Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017.

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for Adelphia are comprised of the following:

(Thousands)	March 31, 2024	September 30, 2023
Total noncurrent regulatory assets	$5,161	$5,231
Total current regulatory liabilities	$1,535	$1,650

The assets are comprised primarily of the tax benefit associated with the equity component of AFUDC and the liability consists primarily of scheduling penalties. Recovery of regulatory assets is subject to FERC approval.

Regulatory filings and/or actions that occurred during the current fiscal year include the following:

•On November 9, 2023, NJNG filed a letter petition seeking BPU approval to extend NJNG’s current SAVEGREEN program through December 31, 2024, with an additional $76.9M in order to meet customer demand for this program, which was approved by the BPU on April 30, 2024.

•On December 1, 2023, NJNG filed a petition seeking BPU approval of its 2024 SAVEGREEN program, which would support new energy efficiency, demand response and building decarbonization start-up programs from January 1, 2025 through June 30, 2027. The 2024 SAVEGREEN program includes $245.1M of direct investment, $217.2M in financing options and $20.1M in O&M.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•On January 31, 2024, NJNG filed a base rate case with the BPU requesting a natural gas revenue increase of $222.6M including a recovery of infrastructure investments, a change in the Company’s overall rate of return on rate base to 7.57% and a change in the return on common equity to 10.42%.

•On March 20, 2024, the BPU approved NJNG's annual SBC filing of RAC expenditures through June 30, 2023, which included an increase to the RAC annual recoveries of approximately $2.4M and an increase to the NJCEP annual recoveries of approximately $5.5M, effective April 1, 2024.

•On March 28, 2024, NJNG submitted its annual IIP filing to the BPU requesting a rate increase for capital expenditures of $43.5M through June 30, 2024, which will result in a $5.6M revenue increase, with a proposed effective date of October 1, 2024.

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

Fair Value of Derivatives

The following table presents the fair value of the Company's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Derivatives at Fair Value
		March 31, 2024		September 30, 2023
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
NJNG:
Physical commodity contracts	Derivatives - current	$49	$6	$43	$488
Financial commodity contracts	Derivatives - current	1,229	35	6,110	20
ES:
Physical commodity contracts	Derivatives - current	1,384	6,656	6,209	12,757
	Derivatives - noncurrent	678	13,014	802	7,870
Financial commodity contracts	Derivatives - current	11,394	4,028	18,393	2,880
	Derivatives - noncurrent	232	777	762	97
Total fair value of derivatives		$14,966	$24,516	$32,319	$24,112

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

	Asset Derivatives				Liability Derivatives
(Thousands)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)
As of March 31, 2024
ES Contracts
Physical commodity	$2,062	(539)	—	$1,523	$19,670	(539)	(9,865)	$9,266
Financial commodity	11,626	(4,805)	(6,206)	615	4,805	(4,805)	—	—
Total ES	$13,688	(5,344)	(6,206)	$2,138	$24,475	(5,344)	(9,865)	$9,266
NJNG Contracts
Physical commodity	$49	(4)	—	$45	$6	(4)	—	$2
Financial commodity	1,229	(35)	—	1,194	35	(35)	—	—
Total NJNG	$1,278	(39)	—	$1,239	$41	(39)	—	$2
As of September 30, 2023
ES Contracts
Physical commodity	$7,011	(1,236)	—	$5,775	$20,627	(1,236)	(9,728)	$9,663
Financial commodity	19,155	(2,977)	(16,178)	—	2,977	(2,977)	—	—
Total ES	$26,166	(4,213)	(16,178)	$5,775	$23,604	(4,213)	(9,728)	$9,663
NJNG Contracts
Physical commodity	$43	(3)	—	$40	$488	(3)	—	$485
Financial commodity	6,110	(20)	—	6,090	20	(20)	—	—
Total NJNG	$6,153	(23)	—	$6,130	$508	(23)	—	$485
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

The following table presents the effect of derivative instruments recognized on the Unaudited Condensed Consolidated Statements of Operations for the periods set forth below:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Six Months Ended
		March 31,		March 31,
Derivatives not designated as hedging instruments:		2024	2023	2024	2023
ES:
Physical commodity contracts	Operating revenues	$(3,651)	$7,208	$10,379	$17,246
Physical commodity contracts	Natural gas purchases	(1,424)	(124)	(2,010)	(794)
Financial commodity contracts	Natural gas purchases	(2,459)	29,863	15,623	71,474
Total unrealized and realized (loss) gain		$(7,534)	$36,947	$23,992	$87,926

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2024	2023	2024	2023
NJNG:
Physical commodity contracts	$(3,920)	$(203)	$(4,990)	$(28,234)
Financial commodity contracts	(3,142)	(38,294)	1,190	(69,957)
Total unrealized and realized loss	$(7,062)	$(38,497)	$(3,800)	$(98,191)

During fiscal 2020, NJR entered into treasury lock transactions to fix the benchmark treasury rate associated with debt issuances that were finalized in 2020. NJR designates its treasury lock contracts as cash flow hedges; therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to interest expense on the Consolidated Statements of Operations ratable over the term of the associated debt. Pre-tax losses of $0.3M were reclassified during both the three months ended March 31, 2024 and 2023, and pre-tax losses of $0.7M were reclassified during both the six months ended March 31, 2024 and 2023.

NJNG and ES had the following outstanding long (short) derivatives as of:

	Natural Gas Distribution		Energy Services
Volumes (Bcf)	Futures	Physical Commodity	Futures	Physical Commodity
March 31, 2024	23.8	5.0	(3.8)	(3.2)
September 30, 2023	32.1	12.1	(6.9)	0.2

Not included in the above table are 1.4M and 1.3M SRECs that were open as of March 31, 2024 and September 30, 2023, respectively, and the notional amount of foreign currency transactions for the periods were immaterial.

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

The Company maintains separate broker margin accounts for NJNG and ES. The balances by reporting segment are as follows:

(Thousands)	Balance Sheet Location	March 31, 2024	September 30, 2023
NJNG	Restricted broker margin accounts-current assets	$4,969	$5,915
ES	Restricted broker margin accounts-current assets	$14,341	$14,881
	Restricted broker margin accounts-current liabilities	$4,689	$8,029

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of March 31, 2024. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and CEV residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$113,150
Noninvestment grade	9,134
Internally rated investment grade	19,988
Internally rated noninvestment grade	22,477
Total	$164,749

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. There was approximately $1.4M and $0.1M of derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required as of March 31, 2024 and September 30, 2023, respectively. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The estimated fair value of long-term debt, including current maturities, excluding natural gas meter finance arrangements, debt issuance costs and solar asset financing obligations, is as follows:

(Thousands)	March 31, 2024	September 30, 2023
Carrying value (1) (2)	$2,567,845	$2,587,845
Fair market value	$2,218,977	$2,106,536
(1)Excludes NJNG's debt issuance costs of $10.0M and $9.8M as of March 31, 2024 and September 30, 2023, respectively.
(2)Excludes NJR's debt issuance costs of $3.3M and $3.7M as of March 31, 2024 and September 30, 2023, respectively.

The Company enters into sale leaseback transactions for certain commercial solar assets and natural gas meters. These transactions are recorded within long-term debt on the Unaudited Condensed Consolidated Balance Sheets. The carrying value of solar sale leasebacks was $284.2M and $278.4M and the estimated fair value was $282.1M and $268.1M as of March 31, 2024 and September 30, 2023, respectively. The carrying value of the natural gas meter sale leasebacks was $36.0M and $31.4M and the estimated fair value of certain natural gas meter sale leasebacks amounted to $28.3M and $20.9M as of March 31, 2024 and September 30, 2023, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of March 31, 2024, the Company discloses its debt within Level 2 of the fair value hierarchy.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2024
Assets:
Physical commodity contracts	$—	$2,111	$—	$2,111
Financial commodity contracts	12,855	—	—	12,855
Money market funds	56	—	—	56
Other	2,954	—	—	2,954
Total assets at fair value	$15,865	$2,111	$—	$17,976
Liabilities:
Physical commodity contracts	$—	$19,676	$—	$19,676
Financial commodity contracts	4,840	—	—	4,840
Total liabilities at fair value	$4,840	$19,676	$—	$24,516

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2023
Assets:
Physical commodity contracts	$—	$7,054	$—	$7,054
Financial commodity contracts	25,265	—	—	25,265
Money market funds	145	—	—	145
Other	2,641	—	—	2,641
Total assets at fair value	$28,051	$7,054	$—	$35,105
Liabilities:
Physical commodity contracts	$—	$21,115	$—	$21,115
Financial commodity contracts	2,997	—	—	2,997
Total liabilities at fair value	$2,997	$21,115	$—	$24,112

7. INVESTMENTS IN EQUITY INVESTEES

The Company holds a 50% equity method investment in Steckman Ridge, a jointly owned and controlled natural gas storage facility located in Bedford County, Pennsylvania. The Company's investment in Steckman Ridge was $101.8M and $104.1M as of March 31, 2024 and September 30, 2023, respectively, which include loans with a total outstanding principal balance of $70.4M for both periods. On October 1, 2023, the Company entered into an Amended and Restated Loan Agreement with Steckman Ridge, which extends the existing loan agreement and moved from London Interbank Offered Rate to Secured Overnight Financing Rate. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2027.

NJNG and ES have entered into storage and park and loan agreements with Steckman Ridge. See Note 15. Related Party Transactions for more information on these intercompany transactions.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share amounts)	2024	2023	2024	2023
Net income, as reported	$120,812	$110,247	$210,223	$226,168
Basic earnings per share
Weighted average shares of common stock outstanding-basic	98,377	96,893	98,123	96,689
Basic earnings per common share	$1.23	$1.14	$2.14	$2.34
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	98,377	96,893	98,123	96,689
Incremental shares (1)	725	663	716	657
Weighted average shares of common stock outstanding-diluted	99,102	97,556	98,839	97,346
Diluted earnings per common share	$1.22	$1.13	$2.13	$2.32
(1)Incremental shares consist primarily of unvested stock awards and performance units, which are calculated using the treasury stock method.

9. DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

Credit Facilities and Short-term Debt

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

			At end of period
(Thousands)	As of date	Total borrowing capacity	Loans outstanding	Weighted average interest rate	Remaining borrowing capacity		Expiration dates
NJR bank revolving credit facilities (1)
March 31, 2024		$650,000	$146,150	6.52%	$494,519	(2)	September 2027
September 30, 2023		$650,000	$217,300	6.53%	$426,967	(2)	September 2027
NJNG bank revolving credit facilities (3)
March 31, 2024		$250,000	$50,000	5.48%	$199,269	(4)	September 2027
September 30, 2023		$250,000	$34,800	5.48%	$214,469	(4)	September 2027
(1)Committed credit facilities, which require commitment fees of 0.10% on the unused amounts.
(2)Letters of credit outstanding total $9.3M at March 31, 2024 and $5.7M at September 30, 2023, which reduces the amount available by the same amount.
(3)Committed credit facilities, which require commitment fees of 0.075% on the unused amounts.
(4)Letters of credit outstanding total $0.7M at both March 31, 2024 and September 30, 2023, which reduces the amount available by the same amount.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR Credit Facility or term loan.
Long-term Debt

NJNG

In September 2023, NJNG entered into a Note Purchase Agreement for $100M aggregate principal amount of its senior notes consisting of $50M of 5.56% senior notes due September 28, 2033, which closed on September 28, 2023, and $50M of 5.85% senior notes due October 30, 2053, which closed on October 30, 2023.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NJNG received $8.8M and $8.4M during the six months ended March 31, 2024 and 2023, respectively, in connection with the sale leaseback of its natural gas meters. NJNG records the sale leaseback as a financing obligation for accounting purposes and has the option to purchase the meters back at fair value upon expiration of the lease.

Clean Energy Ventures

CEV received proceeds of $24.4M and $61.8M during the six months ended March 31, 2024 and 2023, respectively, in connection with the sale leaseback of commercial solar assets. CEV records the sale leaseback as a financing obligation for accounting purposes and continues to operate the solar assets, including related expenses, retains the revenue generated from SRECs, TRECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term.
10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

In January 2024, the Company announced changes to its postretirement medical benefits plan. Beginning on January 1, 2025, the Company will replace the existing retiree medical coverage for certain eligible employees age 65 and older and their Medicare-eligible dependents with an employer funded Health Reimbursement Arrangement. Medicare-eligible participants may use the Health Reimbursement Arrangement towards the purchase of supplemental insurance coverage and for other qualified medical expenses. The liability associated with postretirement medical benefits was remeasured as of January 1, 2024, and the expense for the remainder of fiscal 2024 will be recorded using updated assumptions and actuarial calculations. The plan amendment will be amortized over approximately 8 years, which is the average remaining service to retirement for all plan participants.

The following summarizes the changes in the funded status of the plan and the related liabilities recognized on the Consolidated Balance Sheets:

	OPEB
(Thousands)	January 1, 2024	September 30, 2023
Change in Benefit Obligation
Benefit obligation at beginning of period	$203,406	$173,217
Service cost	642	2,471
Interest cost	2,902	9,146
Plan amendments	(81,283)	—
Plan participants’ contributions (1)	—	552
Actuarial loss	26,871	25,363
Benefits paid, net of retiree subsidies received	(1,614)	(7,343)
Benefit obligation at end of period	$150,924	$203,406
Change in plan assets
Fair value of plan assets at beginning of period	$106,783	$99,736
Actual return on plan assets	8,995	9,826
Employer contributions	3,181	4,192
Benefits paid, net of plan participants’ contributions (1)	(1,612)	(6,971)
Fair value of plan assets at end of period	$117,347	$106,783
Funded status	$(33,577)	$(96,623)
Amounts recognized on Consolidated Balance Sheets
Postemployment employee (liability)
Current	$(1,613)	$(4,201)
Noncurrent	(31,964)	(92,422)
Total	$(33,577)	$(96,623)
(1)Employees hired prior to July 1, 1998, were eligible to elect an additional participant contribution to enhance their benefits. Contributions made during the periods were immaterial.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the amounts recognized in regulatory assets and accumulated other comprehensive income (loss):

	Regulatory Assets	Accumulated Other Comprehensive Income (Loss)
(Thousands)	OPEB
Balance at September 30, 2023	$30,046	$5,498
Amounts arising during the period:
Net actuarial loss	12,706	7,027
Prior service cost	(61,244)	(20,039)
Amounts amortized to net periodic costs:
Net actuarial loss	(355)	(141)
Balance at January 1, 2024	$(18,847)	$(7,655)

The amounts in regulatory assets and accumulated other comprehensive income (loss) not yet recognized as components of net periodic benefit cost were as follows:

	Regulatory Assets		Accumulated Other Comprehensive Income (Loss)
	OPEB
(Thousands)	January 1, 2024	September 30, 2023	January 1, 2024	September 30, 2023
Net actuarial loss	$42,397	$30,046	$12,384	$5,498
Prior service cost	(61,244)	—	(20,039)	—
Total	$(18,847)	$30,046	$(7,655)	$5,498

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	March 31,		March 31,		March 31,		March 31,
(Thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$1,244	$1,351	$2,488	$2,701	$255	$618	$897	$1,236
Interest cost	4,060	3,793	8,120	7,587	1,808	2,287	4,710	4,573
Expected return on plan assets	(5,086)	(4,993)	(10,173)	(9,986)	(2,020)	(1,681)	(3,878)	(3,361)
Recognized actuarial loss	30	75	59	150	1,255	—	1,751	—
Prior service cost (credit) amortization	15	26	31	51	(3,337)	—	(3,337)	—
Net periodic benefit cost	$263	$252	$525	$503	$(2,039)	$1,224	$143	$2,448

The Company does not expect to make additional contributions to fund the pension plans during fiscal 2024 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the six months ended March 31, 2024 and 2023.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assumptions

The weighted average assumptions used to determine the Company’s obligations are as follows:

	OPEB
	January 1, 2024		September 30, 2023
Obligations:
Discount rate	5.02%/5.01%	(1)	5.97%/5.94%	(1)
Compensation increase	3.00%/3.50%	(1)	3.00%/3.50%	(1)
(1)Percentages for represented and non-represented plans, respectively.

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

Effective Tax Rate

The estimated annual effective tax rates were 21.7% and 22.1%, for the six months ended March 31, 2024 and 2023, respectively.

To the extent there are discrete tax items that are not included in the estimated annual effective tax rate, the actual reported effective tax rate may differ from the estimated annual effective tax rate. During the six months ended March 31, 2024 and 2023, discrete items totaled approximately $(1.2)M and $(0.6)M, respectively, related primarily to excess tax benefits associated with the vesting of share-based awards. NJR’s actual reported effective tax rates were 21.3% and 21.9% during the six months ended March 31, 2024 and 2023, respectively.

Other Tax Items

As of March 31, 2024 and September 30, 2023, the Company has tax credit carryforwards of approximately $179.5M and $191.2M, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2037.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 31, 2024 and September 30, 2023, the Company has state income tax net operating losses of approximately $609.1M and $631.2M, respectively. These state net operating losses have carry-forward periods dictated by the state in which they were incurred and range from seven to 20 years, with the majority expiring after 2036. The Company expects to utilize this entire carryforward prior to expiration, except for state income tax attributes for which the Company had a valuation allowance of approximately $0.7M as of both March 31, 2024 and September 30, 2023, for which the Company could not conclude were realizable on a more-likely-than-not basis.

In March 2024, the State of New Jersey commenced an examination of the Company's Corporate Business Tax return for NJR and certain subsidiaries for the fiscal periods ending September 30, 2019 through September 30, 2022.

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

Generally, the Company’s solar land lease terms are between 20 and 50 years and may include multiple options to extend the terms for an additional five to 20 years. The Company’s office leases vary in duration, ranging from two to 11 years and may or may not include extension or early purchase options. The Company’s meter lease terms are between six and 10 years with purchase options available prior to the end of the term. Equipment leases include general office equipment that also vary in duration, with an average term of nine years. The Company's storage and capacity leases have assumed terms of 50 years to coincide with the expected useful lives of the cavern assets with which the leases are associated. The Company's lease terms may include options to extend, purchase the leased asset or terminate a lease and they are included in the lease liability calculation when it is reasonably certain that those options will be exercised. The Company has elected an accounting policy that exempts leases with an original term of one year or less from the recognition requirements of ASC 842, Leases.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the Company's lease costs included in the Unaudited Condensed Consolidated Statements of Operations:

		Three Months Ended		Six Months Ended
		March 31,		March 31,
(Thousands)	Income Statement Location	2024	2023	2024	2023
Operating lease cost (1)	Operation and maintenance	$2,524	$2,307	$5,064	$4,724
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	552	540	1,080	1,025
Interest on lease liabilities	Interest expense, net of capitalized interest	236	298	488	533
Total finance lease cost		788	838	1,568	1,558
Variable lease cost	Operation and maintenance	246	272	446	495
Total lease cost		$3,558	$3,417	$7,078	$6,777
(1)Net of capitalized costs.

The following table presents supplemental cash flow information related to leases:

	Six Months Ended
	March 31,
(Thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$4,199	$3,652
Operating cash flows for finance leases	$488	$533
Financing cash flows for finance leases	$3,875	$3,577

Assets obtained or modified through operating lease liabilities totaled approximately $2.6M and $0.3M during the three months ended March 31, 2024 and 2023, respectively, and totaled approximately $4.1M and $0.4M during the six months ended March 31, 2024 and 2023, respectively.

Assets obtained or modified through other leases, including those which are finance leases and financing transactions for accounting purposes, totaled $8.4M during the six months ended March 31, 2023. There were no assets obtained or modified through finance leases during the three and six months ended March 31, 2024, and the three months ended March 31, 2023.

The following table presents the balance and classifications of the Company's right of use assets and lease liabilities included in the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	March 31, 2024	September 30, 2023
Assets
Noncurrent
Operating lease assets	Operating lease assets	$177,176	$175,740
Finance lease assets	Utility plant	27,168	28,248
Total lease assets		$204,344	$203,988
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$4,780	$4,772
Finance lease liabilities	Current maturities of long-term debt	8,816	8,477
Noncurrent
Operating lease liabilities	Operating lease liabilities	150,971	148,023
Finance lease liabilities	Long-term debt	18,661	22,875
Total lease liabilities		$183,228	$184,147

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For operating lease assets and liabilities, the weighted average remaining lease term was 28.6 years and 29.2 years for and the weighted average discount rate used in the valuation over the remaining lease term was 3.6% and 3.5% for March 31, 2024 and September 30, 2023, respectively. For finance lease assets and liabilities, the weighted average remaining lease term was 3.4 years and 3.3 years and the weighted average discount rate used in the valuation over the remaining lease term was 3.3% and 2.7% as of March 31, 2024 and September 30, 2023, respectively.

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through September 2039, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $227.1M at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of March 31, 2024, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2024	2025	2026	2027	2028	Thereafter
ES:
Natural gas purchases	$11,801	$1,964	$—	$—	$—	$—
Storage demand fees	8,685	15,743	11,413	5,440	3,491	6,780
Pipeline demand fees	31,418	55,870	42,117	25,837	15,301	17,011
Sub-total ES	$51,904	$73,577	$53,530	$31,277	$18,792	$23,791
NJNG:
Natural gas purchases	$6,546	$—	$—	$—	$—	$—
Storage demand fees	22,541	33,105	15,963	11,155	4,874	—
Pipeline demand fees	77,558	202,212	143,787	129,216	113,962	966,909
Sub-total NJNG	$106,645	$235,317	$159,750	$140,371	$118,836	$966,909
Total	$158,549	$308,894	$213,280	$171,648	$137,628	$990,700

Certain pipeline demand fees totaling approximately $4.0M per year, for which ES is the responsible party, are being paid for by the counterparty to a capacity release transaction beginning in November 2021, for a period of 10 years.

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $137.3M to $201.5M. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of March 31, 2024, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $157.8M on the Unaudited Condensed Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. As of March 31, 2024, $69.2M of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

Information related to the Company's various reporting segments and other operations during the three months ended March 31, 2024 and 2023, are as follows:

	Segments
(Thousands)	NJNG	CEV	ES		S&T	Subtotal	HSO	Elims	Total
2024
Operating revenues
External customers	$462,863	9,325	148,604	(1)	22,369	$643,161	14,752	—	$657,913
Intercompany	$338	—	(3,742)		673	$(2,731)	153	2,578	$—
Depreciation and amortization	$27,464	6,931	56	(2)	6,218	$40,669	271	(865)	$40,075
Interest income (3)	$517	—	143		2,518	$3,178	332	(1,474)	$2,036
Interest expense, net of capitalized interest	$14,850	7,182	3,513		5,868	$31,413	208	—	$31,621
Income tax provision (benefit)	$24,476	(1,594)	5,289		619	$28,790	520	4,637	$33,947
Equity in earnings of affiliates	$—	—	—		85	$85	—	653	$738
Net financial earnings (loss)	$107,095	(5,616)	37,644		1,981	$141,104	384	(2,912)	$138,576
Capital expenditures	$97,710	11,317	—		13,523	$122,550	130	—	$122,680
2023
Operating revenues
External customers	$400,500	14,406	196,553	(1)	19,303	$630,762	13,265	—	$644,027
Intercompany	$338	—	177		1,584	$2,099	183	(2,282)	$—
Depreciation and amortization	$25,319	6,465	62	(2)	6,020	$37,866	224	—	$38,090
Interest income (3)	$376	—	380		1,684	$2,440	734	(938)	$2,236
Interest expense, net of capitalized interest	$13,879	7,316	2,749		6,128	$30,072	189	—	$30,261
Income tax provision (benefit)	$23,924	(3,005)	5,916		596	$27,431	488	2,667	$30,586
Equity in earnings of affiliates	$—	—	—		977	$977	—	154	$1,131
Net financial earnings (loss)	$100,697	(9,379)	21,125		2,450	$114,893	813	(3,396)	$112,310
Capital expenditures	$92,600	13,706	—		10,122	$116,428	760	—	$117,188
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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information related to the Company's various reporting segments and other operations during the six months ended March 31, 2024 and 2023, are as follows:

	Segments
(Thousands)	NJNG	CEV	ES		S&T	Subtotal	HSO	Elims	Total
2024
Operating revenues
External customers	$755,956	44,620	249,405	(1)	45,556	$1,095,537	29,586	—	$1,125,123
Intercompany	$675	—	(4,875)		1,348	$(2,852)	153	2,699	$—
Depreciation and amortization	$54,381	13,853	113	(2)	12,380	$80,727	500	(865)	$80,362
Interest income (3)	$1,095	—	271		4,888	$6,254	688	(2,880)	$4,062
Interest expense, net of capitalized interest	$29,601	14,629	6,639		11,801	$62,670	424	—	$63,094
Income tax provision	$35,132	1,537	12,800		1,651	$51,120	468	5,295	$56,883
Equity in earnings of affiliates	$—	—	—		1,078	$1,078	—	1,320	$2,398
Net financial earnings (loss)	$158,539	4,906	45,475		5,621	$214,541	(216)	(3,305)	$211,020
Capital expenditures	$177,425	37,083	—		21,308	$235,816	1,486	—	$237,302
2023
Operating revenues
External customers	$757,909	27,198	509,952	(1)	45,017	$1,340,076	27,518	—	$1,367,594
Intercompany	$675	—	8,560		2,708	$11,943	196	(12,139)	$—
Depreciation and amortization	$50,209	12,041	119	(2)	11,962	$74,331	442	—	$74,773
Interest income (3)	$789	—	649		3,085	$4,523	1,388	(1,716)	$4,195
Interest expense, net of capitalized interest	$27,588	13,211	5,807		12,835	$59,441	311	—	$59,752
Income tax provision (benefit)	$38,307	(4,842)	25,980		2,539	$61,984	705	875	$63,564
Equity in earnings of affiliates	$—	—	—		1,886	$1,886	—	191	$2,077
Net financial earnings (loss)	$155,361	(12,961)	73,658		8,693	$224,751	784	(2,941)	$222,594
Capital expenditures	$174,671	57,699	—		29,841	$262,211	900	—	$263,111
(1)Includes sales to Canada for the ES segment, which are immaterial.
(2)The amortization of acquired wholesale energy contracts is excluded above and is included in natural gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.
(3)Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

The Company's assets for the various reporting segments and business operations are detailed below:

	Segments						Intercompany
(Thousands)	NJNG	CEV	ES	S&T	Subtotal	HSO	Assets (1)	Total
March 31, 2024	$4,527,458	1,124,392	104,094	1,012,899	$6,768,843	171,594	(293,060)	$6,647,377
September 30, 2023	$4,414,829	1,128,577	123,775	1,011,959	$6,679,140	171,275	(312,919)	$6,537,496
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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's reporting segments and other business operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2024	2023	2024	2023
Net financial earnings	$138,576	$112,310	$211,020	$222,594
Less:
Unrealized loss (gain) on derivative instruments and related transactions	25,457	13,971	20,057	(17,532)
Tax effect	(6,049)	(3,320)	(4,767)	4,167
Effects of economic hedging related to natural gas inventory	(2,845)	(11,203)	(19,073)	12,769
Tax effect	676	2,662	4,533	(3,035)
Gain on equity method investment	—	(200)	—	(200)
Tax effect	—	50	—	50
NFE tax adjustment	525	103	47	207
Net income	$120,812	$110,247	$210,223	$226,168

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ES may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of March 31, 2024, ES entered into transactions with Steckman Ridge for varying terms, all of which expire by March 31, 2027.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2024	2023	2024	2023
NJNG	$1,585	$1,615	$3,240	$3,270
ES	214	155	438	327
Total	$1,799	$1,770	$3,678	$3,597

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	March 31, 2024	September 30, 2023
NJNG	$778	$775
ES	81	84
Total	$859	$859

NJNG and ES enter into various AMAs, the effects of which are eliminated in consolidation. Under the terms of these agreements, NJNG releases certain transportation and storage contracts to ES. NJNG and ES had one AMA, which expired on March 31, 2024, and was not renewed.

NJNG entered into two transportation agreements with Adelphia, each for committed capacity of 130,000 Dekatherms per day. The first is for 5 years in Zone South with an expiration date of August 8, 2027, and the second is for 15 years in Zone North, which began on November 1, 2023, with an expiration date of October 31, 2038.

ES had a 5-year agreement for 3 Bcf of firm storage capacity with Leaf River, that expired on March 31, 2024, the effects of which are eliminated in consolidation, and was not renewed.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Net income (loss) by reporting segment and other business operations, which are discussed in detail within the operating results sections of each reporting segment and other business operations, are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2024		2023		2024		2023
Net income (loss)
NJNG	$107,095	89%	$100,697	91%	$158,539	75%	$155,361	69%
CEV	(5,616)	(5)	(9,379)	(8)	4,906	2	(12,961)	(6)
ES	17,028	14	19,046	17	40,961	20	83,607	37
S&T	1,981	2	2,600	2	5,621	3	8,843	4
HSO	384	—	813	1	(216)	—	784	—
Eliminations (1)	(60)	—	(3,530)	(3)	412	—	(9,466)	(4)
Total	$120,812	100%	$110,247	100%	$210,223	100%	$226,168	100%
(1)    Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated net income increased approximately $10.6M during the three months ended March 31, 2024, compared with the three months ended March 31, 2023, due primarily to the following factors:
•$6.4M increase in earnings at NJNG due to increased revenues resulting from an increase in customers and higher BGSS incentives; and
•$3.8M increase in earnings at CEV related to the recognition of ITCs associated with solar sale leaseback financing transactions.

Consolidated net income decreased approximately $15.9M during the six months ended March 31, 2024, compared with the six months ended March 31, 2023, due primarily to the following factors:
•$42.6M decrease in earnings at ES due to a period of higher volatility in natural gas prices related to Winter Storm Elliott in December 2022 that did not reoccur; partially offset by
•$17.9M increase in earnings at CEV due to higher SREC and TREC sales and an increase in the recognition of ITCs associated with solar sale leaseback financing transactions.

The primary drivers of the changes noted above are described in more detail in the individual reporting segment and other business operations discussions.

Assets by reporting segment and operations are as follows:

(Thousands)	March 31, 2024		September 30, 2023
Assets
NJNG	$4,527,458	68%	$4,414,829	68%
CEV	1,124,392	17	1,128,577	17
ES	104,094	2	123,775	2
S&T	1,012,899	15	1,011,959	15
HSO	171,594	3	171,275	3
Intercompany assets (1)	(293,060)	(5)	(312,919)	(5)
Total	$6,647,377	100%	$6,537,496	100%
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated assets increased approximately $109.9M as of March 31, 2024, compared with September 30, 2023, due primarily to the following factors:
•$115.5M increase in utility plant expenditures, net at NJNG;
•142.9M increase in receivables primarily at NJNG; and
•$28.0M increase in nonutility plant and equipment, net at CEV and S&T; partially offset by
•$118.5M decrease in gas in storage at NJNG and ES;
•$49.7M decrease in noncurrent regulatory assets due primarily to the remeasurement of the Company's other postretirement benefits at NJNG; and
•$24.7M decrease in prepaid taxes at NJNG and HSO.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2024	2023	2024	2023
Net income	$120,812	$110,247	$210,223	$226,168
Add:
Unrealized loss (gain) on derivative instruments and related transactions	25,457	13,971	20,057	(17,532)
Tax effect	(6,049)	(3,320)	(4,767)	4,167
Effects of economic hedging related to natural gas inventory (1)	(2,845)	(11,203)	(19,073)	12,769
Tax effect	676	2,662	4,533	(3,035)
Gain on equity method investment	—	(200)	—	(200)
Tax effect	—	50	—	50
NFE tax adjustment	525	103	47	207
Net financial earnings	$138,576	$112,310	$211,020	$222,594
Basic earnings per share	$1.23	$1.14	$2.14	$2.34
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.25	0.14	0.20	(0.18)
Tax effect	(0.06)	(0.03)	(0.05)	0.04
Effects of economic hedging related to natural gas inventory (1)	(0.03)	(0.12)	(0.19)	0.13
Tax effect	0.01	0.03	0.05	(0.03)
NFE tax adjustment	0.01	—	—	—
Basic net financial earnings per share	$1.41	$1.16	$2.15	$2.30
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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NFE by reporting segment and other business operations, which are discussed in detail within the operating results sections of each reporting segment and other business operations, is summarized as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2024		2023		2024		2023
Net financial earnings (loss)
NJNG	$107,095	77%	$100,697	89%	$158,539	75%	$155,361	70%
CEV	(5,616)	(4)	(9,379)	(8)	4,906	2	(12,961)	(6)
ES	37,644	27	21,125	19	45,475	22	73,658	33
S&T	1,981	2	2,450	2	5,621	3	8,693	4
HSO	384	—	813	1	(216)	—	784	—
Eliminations (1)	(2,912)	(2)	(3,396)	(3)	(3,305)	(2)	(2,941)	(1)
Total	$138,576	100%	$112,310	100%	$211,020	100%	$222,594	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated NFE increased approximately $26.3M during the three months ended March 31, 2024, compared with the three months ended March 31, 2023, due primarily to the following factors:
•$16.5M increase at ES due to higher Financial Margin resulting from periods of cold weather during January 2024;
•$6.4M increase in earnings at NJNG; and
•$3.8M increase in earnings at CEV, as previously discussed.

Consolidated NFE decreased approximately $11.6M during the six months ended March 31, 2024, compared with the six months ended March 31, 2023, due primarily to the following factors:
•$28.2M decrease at ES due to higher volatility in natural gas prices in the prior year, as previously discussed; partially offset by
•$17.9M increase in earnings at CEV, as previously discussed.

Natural Gas Distribution

Overview

Natural Gas Distribution is comprised of NJNG, a natural gas utility that provides regulated natural gas service throughout Burlington, Middlesex, Monmouth, Morris, Ocean, and Sussex counties in New Jersey to approximately 581,600 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which may include but are not limited to impacts to customer growth and customer usage, customer collections, the timing and costs of capital expenditures and construction of infrastructure projects, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. In addition, NJNG may be subject to adverse economic conditions such as inflation and rising natural gas costs, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

Base Rate Case

On January 31, 2024, NJNG filed a base rate case with the BPU requesting a natural gas revenue increase of $222.6M including a recovery of infrastructure investments, a change in the Company’s overall rate of return on rate base to 7.57% and a change in the return on common equity to 10.42%.

Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant expenditures associated with customer growth and its associated pipeline integrity management and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals, for the six months ended March 31, 2024, and estimates of expected investments for fiscal 2024 and 2025:
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

On March 28, 2024, NJNG submitted its annual IIP filing to the BPU requesting a rate increase for capital expenditures of $43.5M through June 30, 2024, which will result in a $5.6M revenue increase, with a proposed effective date of October 1, 2024.

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

NJNG's total customers include the following:

	March 31, 2024	March 31, 2023
Firm customers
Residential	525,391	516,453
Commercial, industrial & other	33,108	33,160
Residential transport	14,962	17,173
Commercial transport	8,030	7,604
Total firm customers	581,491	574,390
Other	109	110
Total customers	581,600	574,500

During the six months ended March 31, 2024 and 2023, NJNG added 4,058 and 4,064 new customers, respectively. NJNG expects new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $3.4M of incremental Utility Gross Margin on an annualized basis.

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

In September 2023, the BPU approved an increase to the energy efficiency rate for the SAVEGREEN programs established from 2010 through the present, which increased annual recoveries by $9.0M, effective October 1, 2023.

On November 9, 2023, NJNG filed a letter of petition seeking BPU approval to extend NJNG’s current SAVEGREEN program through December 31, 2024, with an additional $76.9M in order to meet customer demand for this program, which was approved by the BPU on April 30, 2024.

On December 1, 2023, NJNG filed a petition seeking BPU approval of its 2024 SAVEGREEN program, which would support new energy efficiency, demand response and building decarbonization start-up programs for two and a half-years starting January 1, 2025 through June 30, 2027. The 2024 SAVEGREEN program filing, which totals $482.4M, includes $245.1M of direct investment, $217.2M in financing options and $20.1M in O&M.

Program recoveries from customers during the six months ended March 31, 2024 and 2023, were $15.1M and $8.5M, respectively. The recovery includes a weighted average cost of capital that ranges from 6.84% to 6.9%, with a return on equity of 9.6% to 9.75%.

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

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2024	2023	2024	2023
Weather (1)	$22,911	$36,946	$33,527	$39,026
Usage	5,734	(418)	6,682	1,068
Total	$28,645	$36,528	$40,209	$40,094
(1)Compared with the 20-year average, weather was 12.4% and 10.8% warmer-than-normal during the three and six months ended March 31, 2024 and 21.2% and 13.1% warmer-than-normal during the three and six months ended March 31, 2023.

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

In April 2023, the BPU approved on a final basis, NJNG’s February 2023 filing for a reduction to the BGSS rate, which reduced annual recoveries by approximately $29.9M, effective March 1, 2023. NJNG’s February 2023 filing also advised the BPU of a bill credit for residential and small commercial customers. Total bill credits given back to customers from March 2023 through May 2023, totaled approximately $32.4M.

In September 2023, the BPU approved, on a provisional basis, NJNG's annual BGSS filing to decrease the annual revenues credited to BGSS by approximately $38.6M, a $7.4M annual decrease related to its balancing charge, and a $27.0M increase to CIP rates, effective October 1, 2023, which was approved on a final basis by the BPU on April 30, 2024. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers, and balancing charge revenues are credited to BGSS.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of Utility Gross Margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85% of Utility Gross Margin generated by these programs with firm customers. Utility Gross Margin from incentive programs was approximately $7.9M and $5.8M during the three months ended March 31, 2024 and 2023, respectively, and $13.3M and $14.5M during the six months ended March 31, 2024 and 2023, respectively.

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
(1) Data sourced from Standard & Poor's Financial Services, LLC Global Platts.

The maximum price per MMBtu was $20.98 and $32.46 and the minimum price was $0.89 and $0.67 for the six months ended March 31, 2024 and 2023, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Operating Results and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Societal Benefits Charge

NJNG’s qualifying customers are eligible for the USF program, which is administered by the New Jersey Department of Community Affairs, to help make energy bills more affordable.

In April 2023, the BPU approved, NJNG's annual SBC filing, which included an increase to the RAC annual recoveries of approximately $3.7M and a decrease to the NJCEP annual recoveries of approximately $0.9M, effective May 1, 2023.

In September 2023, the BPU approved NJNG's annual USF filing, which included an increase to the statewide USF rate, of approximately $0.7M, effective October 1, 2023.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
On March 20, 2024, the BPU approved NJNG's annual SBC filing of RAC expenditures through June 30, 2023, which included an increase to the RAC annual recoveries of approximately $2.4M and an increase to the NJCEP annual recoveries of approximately $5.5M, effective April 1, 2024.

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $157.8M as of March 31, 2024, a decrease of $11.6M compared with the prior fiscal period. See Note 13. Commitments and Contingent Liabilities for more details.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 4. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2024	2023	2024	2023
Operating revenues (1)	$463,201	$400,838	$756,631	$758,584
Operating expenses
Natural gas purchases (2)(3)	206,675	158,694	325,119	343,465
Operation and maintenance	59,554	58,475	114,259	108,196
Regulatory rider expense (4)	29,229	23,154	48,418	41,405
Depreciation and amortization	27,464	25,319	54,381	50,209
Total operating expenses	322,922	265,642	542,177	543,275
Operating income	140,279	135,196	214,454	215,309
Other income, net	6,142	3,304	8,818	5,947
Interest expense, net of capitalized interest	14,850	13,879	29,601	27,588
Income tax provision	24,476	23,924	35,132	38,307
Net income	$107,095	$100,697	$158,539	$155,361
(1)Includes nonutility revenue of approximately $0.3M and $0.7M for both the three and six months ended March 31, 2024 and 2023, for lease agreements with various NJR subsidiaries leasing office space from NJNG at the Company’s headquarters, which are eliminated in consolidation.
(2)Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.
(3)Includes related party transactions of approximately $2.3M for both the three months ended March 31, 2024 and 2023, and $4.7M and $4.6M for the six months ended March 31, 2024 and 2023, respectively, a portion of which is eliminated in consolidation.
(4)Consists of expenses associated with state-mandated programs, the RAC and energy efficiency programs, and are calculated on a per-therm basis. These expenses are passed through to customers and are offset by corresponding revenues.

Operating Revenues and Natural Gas Purchases

Operating revenues increased 15.6% and natural gas purchases increased 30.2% during the three months ended March 31, 2024, compared with the three months ended March 31, 2023. Operating revenues decreased 0.3% and natural gas purchases decreased 5.3% during the six months ended March 31, 2024, compared with the six months ended March 31, 2023.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The factors contributing to the increases and decreases in operating revenues and natural gas purchases are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024 v. 2023		2024 v. 2023
(Thousands)	Operating revenues	Natural gas purchases	Operating revenues	Natural gas purchases
BGSS incentives	$38,274	$36,166	$2,055	$3,252
Firm sales	22,938	8,931	14,122	3,861
Average BGSS rates	(28,556)	(28,556)	(56,585)	(56,585)
Bill credits	31,581	31,581	31,581	31,581
CIP adjustments	(7,883)	—	115	—
Riders and other (1)	6,009	(141)	6,759	(455)
Total increase (decrease)	$62,363	$47,981	$(1,953)	$(18,346)
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

Utility Gross Margin

A reconciliation of gross margin, the closest GAAP financial measure to NJNG's Utility Gross Margin, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2024	2023	2024	2023
Operating revenues	$463,201	$400,838	$756,631	$758,584
Less:
Natural gas purchases	206,675	158,694	325,119	343,465
Operation and maintenance (1)	29,558	30,711	55,341	57,005
Regulatory rider expense	29,229	23,154	48,418	41,405
Depreciation and amortization	27,464	25,319	54,381	50,209
Gross margin	170,275	162,960	273,372	266,500
Add:
Operation and maintenance (1)	29,558	30,711	55,341	57,005
Depreciation and amortization	27,464	25,319	54,381	50,209
Utility Gross Margin	$227,297	$218,990	$383,094	$373,714
(1)Excludes SG&A of approximately $30.0M and $27.8M for the three months ended March 31, 2024 and 2023, respectively, and $58.9M and $51.2M for the six months ended March 31, 2024 and 2023, respectively.

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

The following provides more information on the components of Utility Gross Margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2024		2023		2024		2023
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility Gross Margin/Throughput
Residential	$163,495	21.0	$157,276	19.5	$271,532	34.9	$261,294	34.2
Commercial, industrial and other	28,676	3.9	30,066	3.8	49,507	6.5	50,845	6.5
Firm transportation	26,490	4.7	25,208	4.5	47,254	8.3	45,688	8.5
Total utility firm gross margin/throughput	218,661	29.6	212,550	27.8	368,293	49.7	357,827	49.2
BGSS incentive programs	7,886	37.1	5,778	20.7	13,267	64.3	14,464	38.6
Interruptible/off-tariff agreements	750	3.3	662	3.0	1,534	6.6	1,423	6.6
Total Utility Gross Margin/Throughput	$227,297	70.0	$218,990	51.5	$383,094	120.6	$373,714	94.4

Utility Firm Gross Margin

Utility firm gross margin increased approximately $6.1M and $10.5M during the three and six months ended March 31, 2024, compared with the three and six months ended March 31, 2023, due primarily to increased residential customers.

The factors contributing to the change in Utility Gross Margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2024 v. 2023	2024 v. 2023
Off-system sales	$2,492	$(434)
Storage	(479)	(798)
Capacity release	95	35
Total increase (decrease)	$2,108	$(1,197)

BGSS incentive programs increased during the three months ended March 31, 2024, compared with the three months ended March 31, 2023, due primarily to increased margins from off-system sales due to increased market volatility during periods of cold weather during January 2024. BGSS incentive programs decreased during the six months ended March 31, 2024, compared with the six months ended March 31, 2023, due primarily to decreased margins from storage due to reduced market volatility and off-system sales due to less volatile natural gas prices related to Winter Storm Elliott in December 2022 that did not reoccur.

Net Income

Net income increased approximately $6.4M during the three months ended March 31, 2024, compared with the three months ended March 31, 2023, due primarily to the following factors:
•$8.3M increase in Utility Gross Margin, as previously discussed; and
•$2.8M increase in other income, net due primarily to the remeasurement of the Company's other postretirement benefits along with increased AFUDC equity; partially offset by
•$2.1M increase in depreciation expense as a result of additional utility plant being placed into service; and
•$1.1M increase in O&M due to higher employee related expenses and information technology costs.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income increased approximately $3.2M during the six months ended March 31, 2024, compared with the six months ended March 31, 2023, due primarily to the following factors:
•$9.4M increase in Utility Gross Margin; and
•$2.9M increase in other income, net; partially offset by
•$6.1M increase in O&M; and
•$4.2M increase in depreciation expense, as previously discussed.

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

Solar projects placed in service and related expenditures are as follows:

	Three Months Ended
	March 31,
($ in Thousands)	2024			2023
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected (1)	—	—	$—	2	28.2	$76,076
Net-metered:
Commercial (1)	—	—	41	1	5.0	11,159
Sunlight Advantage®	75	1.0	3,069	104	1.2	3,769
Total placed in service	75	1.0	$3,110	107	34.4	$91,004

	Six Months Ended
	March 31,
($ in Thousands)	2024			2023
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected (1)	—	—	$—	3	35.7	$90,152
Net-metered:
Commercial (1)	1	2.8	7,876	3	15.5	36,489
Sunlight Advantage®	148	1.8	5,777	149	1.8	5,609
Total placed in service	149	4.6	$13,653	155	53.0	$132,250
(1)Includes projects subject to sale leaseback arrangements.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
CEV has approximately 473.5 MW of solar capacity in service. Projects that were placed in service through December 31, 2019, qualified for a 30% federal ITC. The credit declined to 26% for property under construction during 2020 through the end of 2022. In August 2022, the federal ITC was restored to 30% through the end of 2032. There are additional opportunities to increase the credit amount for certain facilities that are placed in service after December 31, 2022, based upon the type of project and location.

CEV may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. The Company will continue to operate the solar assets and are responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. The ITCs and other tax benefits associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first 5 years of in-service life, CEV recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. CEV received proceeds of approximately $28.7M during the three months ended March 31, 2023, and $24.4M and $61.8M during the six months ended March 31, 2024 and 2023, respectively, in connection with sale leasebacks of commercial solar assets. There were no proceeds received during the three months ended March 31, 2024.

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

In December 2022, the BPU established the Competitive Solar Incentive Program, which provides incentives to larger solar facilities. It is open to qualifying grid supply solar facilities, non-residential net metered solar installations with a capacity greater than 5MW, and eligible grid supply solar facilities installed in combination with energy storage. Pricing is determined based on a competitive bid solicitation process.

REC activity during the six months ended, consisted of the following:

	Beginning inventory balance	RECs		Ending inventory balance	Average
		Generated	Delivered		Sale Price
March 31, 2024
SRECs	144,138	151,205	(123,153)	172,190	$211
TRECs (1)	10,120	32,552	(31,536)	11,136	$141
SREC IIs (1)	6,013	7,466	(3,571)	9,908	$89
March 31, 2023
SRECs	116,005	161,775	(47,557)	230,223	$213
TRECs (1)	10,759	20,869	(22,851)	8,777	$140
SREC IIs (1)	247	2,830	(1,382)	1,695	$92
(1)TREC and SREC II inventory balances are due primarily to the timing of generation and when RECs are delivered to state administrator.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
CEV hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory of SRECs related to its in-service commercial and residential assets:

Energy Year (1)	Percent of SRECs Hedged
2024	99%
2025	89%
2026	88%
2027	51%
2028	27%
(1)Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of RECs by our solar assets. All related costs are included as a component of O&M on the Unaudited Condensed Consolidated Statements of Operations, including such expenses as facility maintenance and broker fees.

Operating Results

CEV’s financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2024	2023	2024	2023
Operating revenues	$9,325	$14,406	$44,620	$27,198
Operating expenses
Operation and maintenance	10,073	12,943	20,123	20,480
Depreciation and amortization	6,931	6,465	13,853	12,041
Total operating expenses	17,004	19,408	33,976	32,521
Operating (loss) income	(7,679)	(5,002)	10,644	(5,323)
Other income (loss), net	7,651	(66)	10,428	731
Interest expense, net	7,182	7,316	14,629	13,211
Income tax (benefit) provision	(1,594)	(3,005)	1,537	(4,842)
Net (loss) income	$(5,616)	$(9,379)	$4,906	$(12,961)

Net loss decreased approximately $3.8M during the three months ended March 31, 2024, compared with the three months ended March 31, 2023, due primarily to the following factors:
•$7.7M increase in other income, net due primarily to the recognition of ITCs associated with solar sale leaseback financing transactions; partially offset by
•$5.1M decrease in operating revenues due to lower SREC sales.

Net income increased approximately $17.9M during the six months ended March 31, 2024, compared with the six months ended March 31, 2023, due primarily to the following factors:
•$17.4M increase in operating revenues due to higher SREC and TREC sales; and
•$9.7M increase in other income, net due primarily to the recognition of ITCs associated with solar sale leaseback financing transactions; partially offset by
•$6.4M increase in income tax expense related to higher taxable earnings.

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

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and ES may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500M, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced on November 1, 2021. NJR will receive a total of approximately $260M in cash from fiscal 2022 through fiscal 2024 and $34M per year from fiscal 2025 through fiscal 2031 under the agreements. ES recognized operating revenue of approximately $9.5M and $9.5M during the three months ended March 31, 2024 and 2023, respectively, and $19.0M and $29.5M during the six months ended March 31, 2024 and 2023, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $107.2M and $58.7M as of March 31, 2024 and September 30, 2023, respectively, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

ES’ financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2024	2023	2024	2023
Operating revenues (1)	$144,862	$196,730	$244,530	$518,512
Operating expenses
Natural gas purchases (including demand charges (2)(3))	105,634	161,114	165,800	394,401
Operation and maintenance	13,639	8,322	18,747	9,445
Depreciation and amortization	56	62	113	119
Total operating expenses	119,329	169,498	184,660	403,965
Operating income	25,533	27,232	59,870	114,547
Other income, net	297	479	530	847
Interest expense, net	3,513	2,749	6,639	5,807
Income tax provision	5,289	5,916	12,800	25,980
Net income	$17,028	$19,046	$40,961	$83,607
(1)Includes related party transactions of approximately $(3.7)M and $0.2M during the three months ended March 31, 2024 and 2023, respectively, and approximately $(4.9)M and $8.6M during the six months ended March 31, 2024 and 2023, respectively, which are eliminated in consolidation.
(2)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to 10 years.
(3)Includes related party transactions of approximately $0.3M and $0.2M during the three months ended March 31, 2024 and 2023, respectively, and approximately $0.6M and $0.5M during the six months ended March 31, 2024 and 2023, respectively, a portion of which is eliminated in consolidation.

ES' portfolio of financial derivative instruments are composed of:

	Six Months Ended
	March 31,
(in Bcf)	2024	2023
Net short futures and swaps contracts	3.8	5.6

During the six months ended March 31, 2024 and 2023, the net short position resulted in an unrealized gain of approximately $6.8M and $8.9M, respectively.

Operating revenues decreased approximately $51.9M and $274.0M and natural gas purchases decreased approximately $55.5M and $228.6M during the three and six months ended March 31, 2024, compared with the three and six months ended March 31, 2023, respectively, due primarily to a decrease in natural gas prices of 35% and 47%, respectively. The decrease for the six months is also related to the prior year volatility resulting from Winter Storm Elliott, which occurred during December 2022.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income decreased approximately $2.0M during the three months ended March 31, 2024, compared with the three months ended March 31, 2023, due primarily to the following factors:
•$51.9M decrease in operating revenues, as previously discussed;
•$5.3M increase in O&M due to higher employee related expenses and a reduction in the reserve for bad debt in the prior year; partially offset by
•$55.5M decrease in natural gas purchases, as previously discussed.

Net income decreased approximately $42.6M during the six months ended March 31, 2024, compared with the six months ended March 31, 2023, due primarily to the following factors:
•$274.0M decrease in operating revenues, as previously discussed;
•$9.3M increase in O&M due to higher employee related expenses and a reduction in the reserve for bad debt in the prior year; partially offset by
•$228.6M decrease in natural gas purchases, as previously discussed; and
•$13.2M decrease in income tax expense related to lower taxable earnings.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Financial Margin

A reconciliation of gross margin, the closest GAAP financial measure, to ES' Financial Margin is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2024	2023	2024	2023
Operating revenues (1)	$144,862	$196,730	$244,530	$518,512
Less:
Natural gas purchases	105,634	161,114	165,800	394,401
Operation and maintenance (2)	13,102	7,668	17,791	11,123
Depreciation and amortization	56	62	113	119
Gross margin	26,070	27,886	60,826	112,869
Add:
Operation and maintenance (2)	13,102	7,668	17,791	11,123
Depreciation and amortization	56	62	113	119
Unrealized loss (gain) on derivative instruments and related transactions	29,198	13,795	24,932	(26,091)
Effects of economic hedging related to natural gas inventory (3)	(2,845)	(11,203)	(19,073)	12,769
Financial Margin	$65,581	$38,208	$84,589	$110,789
(1)Includes unrealized losses (gains) related to an intercompany transaction between NJNG and ES that have been eliminated in consolidation of approximately $(3.7)M and $0.2M during the three months ended March 31, 2024 and 2023, respectively, and approximately $(4.9)M and $8.6M during the six months ended March 31, 2024 and 2023, respectively.
(2)Excludes SG&A of approximately $0.5M and $0.7M during the three months ended March 31, 2024 and 2023, respectively, and approximately $1.0M and $(1.7)M during the six months ended March 31, 2024 and 2023, respectively.
(3)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

Financial Margin increased approximately $27.4M during the three months ended March 31, 2024, compared with the three months ended March 31, 2023, respectively, due primarily to higher natural gas price volatility during periods of cold weather in January 2024. Financial Margin decreased approximately $26.2M during the six months ended March 31, 2024, compared with the six months ended March 31, 2023, respectively, due primarily to higher natural gas price volatility in December 2022 due to Winter Storm Elliott, as previously discussed.

Net Financial Earnings

A reconciliation of ES's net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2024	2023	2024	2023
Net income	$17,028	$19,046	$40,961	$83,607
Add:
Unrealized loss (gain) on derivative instruments and related transactions	29,198	13,795	24,932	(26,091)
Tax effect (1)	(6,938)	(3,278)	(5,925)	6,201
Effects of economic hedging related to natural gas inventory	(2,845)	(11,203)	(19,073)	12,769
Tax effect	676	2,662	4,533	(3,035)
Net income to NFE tax adjustment	525	103	47	207
Net financial earnings	$37,644	$21,125	$45,475	$73,658
(1)Includes taxes related to an intercompany transaction between NJNG and ES that have been eliminated in consolidation of approximately $0.9M during the three months ended March 31, 2024, and approximately $1.2M and $(2.0)M during the six months ended March 31, 2024 and 2023, respectively. Taxes that have been eliminated in consolidation were immaterial for the three months ended March 31, 2023.

NFE increased approximately $16.5M during the three months ended March 31, 2024, compared with the three months ended March 31, 2023, respectively, due primarily to an increase in Financial Margin, as previously discussed. NFE decreased approximately $28.2M during the six months ended March 31, 2024, compared with the six months ended March 31, 2023, respectively, due primarily to a decrease in Financial Margin, as previously discussed.

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

Operating Results

The financial results of S&T are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2024	2023	2024	2023
Operating revenues (1)	$23,042	$20,887	$46,904	$47,725
Operating expenses
Natural gas purchases	351	377	627	1,182
Operation and maintenance	10,563	7,790	20,663	15,264
Depreciation and amortization	6,218	6,020	12,380	11,962
Total operating expenses	17,132	14,187	33,670	28,408
Operating income	5,910	6,700	13,234	19,317
Other income, net	2,473	1,647	4,761	3,014
Interest expense, net	5,868	6,128	11,801	12,835
Income tax provision	619	596	1,651	2,539
Equity in earnings of affiliates	85	977	1,078	1,886
Net income	$1,981	$2,600	$5,621	$8,843
(1)Includes related party transactions of approximately $0.7M and $1.6M during the three months ended March 31, 2024 and 2023, respectively, and approximately $1.3M and $2.7M during the six months ended March 31, 2024 and 2023, respectively, which are eliminated in consolidation.

Net income remained relatively consistent during the three months ended March 31, 2024, compared with the three months ended March 31, 2023, and decreased approximately $3.2M during the six months ended March 31, 2024, compared with the six months ended March 31, 2023, respectively, due primarily to the following factors:

•$5.4M increase in O&M due to increased compensation costs and contractor expenses; partially offset by
•$1.7M increase in other income, net due to increased interest income from the outstanding loan with Steckman Ridge, as a result of higher interest rates.

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

A reconciliation of S&T's net income, the most directly comparable GAAP financial measure to NFE, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2024	2023	2024	2023
Net income	$1,981	$2,600	$5,621	$8,843
Add:
Gain on equity method investment	—	(200)	—	(200)
Tax effect	—	50	—	50
Net financial earnings	$1,981	$2,450	$5,621	$8,693

NFE remained relatively consistent during the three months ended March 31, 2024, compared with the three months ended March 31, 2023, and decreased approximately $3.1M during the six months ended March 31, 2024, compared with the six months ended March 31, 2023, respectively, due primarily to a decrease in net income, as previously discussed.

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

Operating Results

The condensed financial results of HSO are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2024	2023	2024	2023
Operating revenues	$14,905	$13,448	$29,739	$27,714

Income before income taxes	$904	$1,301	$252	$1,489
Income tax provision	520	488	468	705
Net income (loss)	$384	$813	$(216)	$784

Net income (loss) remained relatively consistent during the three and six months ended March 31, 2024, compared with the three and six months ended March 31, 2023.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each reporting segment and business operations and provides adequate financial flexibility for accessing capital markets as required. Our consolidated capital structure was as follows:

	March 31, 2024	September 30, 2023
Common stock equity	41%	39%
Long-term debt	52	54
Short-term debt	7	7
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $3.7M and $3.8M of equity through the DRP during the three months ended March 31, 2024 and 2023, respectively, and $7.5M and $7.6M during the six months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, we raised approximately $17.9M of equity by issuing approximately 435,000 shares through the waiver discount feature of the DRP. During the six months ended March 31, 2024 and 2023, we raised approximately $35.8M and $17.9M of equity by issuing approximately 845,000 and 368,000 shares through the waiver discount feature of the DRP, respectively. There were no shares issued through the waiver discount feature during the three months ended March 31, 2023.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5M shares of common stock for repurchase. Since inception, we repurchased a total of approximately 17.8M of those shares and may repurchase an additional 1.7M shares under the approved program. There were no shares repurchased during the three and six months ended March 31, 2024 and 2023.

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

We believe that as of March 31, 2024, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of March 31, 2024, NJR had a revolving credit facility totaling $650M, with $494.5M available under the facility.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250M NJNG Credit Facility. As of March 31, 2024, there was $199.3M available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit.

Short-term borrowings were as follows:

	Three Months Ended	Six Months Ended
(Thousands)	March 31, 2024
NJR
Notes Payable to banks:
Balance at end of period	$146,150	$146,150
Weighted average interest rate at end of period	6.52%	6.52%
Average balance for the period	$193,668	$202,848
Weighted average interest rate for average balance	6.55%	6.55%
Month end maximum for the period	$210,500	$230,000
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$50,000	$50,000
Weighted average interest rate at end of period	5.48%	5.48%
Average balance for the period	$53,412	$62,517
Weighted average interest rate for average balance	5.48%	5.48%
Month end maximum for the period	$87,400	$106,700

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

As of March 31, 2024, NJR had eight letters of credit outstanding totaling $9.3M, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during fiscal 2024, NJR’s average interest rate was 6.55%, resulting in interest expense of approximately $6.7M. Based on average borrowings of $202.8M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $1.0M during fiscal 2024.

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

As of March 31, 2024, NJNG had two letters of credit outstanding for $0.7M, which reduced the amount available under the NJNG Credit Facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during fiscal 2024, NJNG’s average interest rate was 5.48%, resulting in interest expense of $1.7M. Based on average borrowings of $62.5M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $0.3M during fiscal 2024.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Long-Term Debt

NJR

As of March 31, 2024, NJR had the following outstanding:
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

NJNG

As of March 31, 2024, NJNG's long-term debt consisted of approximately $1.4B in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2025 to 2061, and approximately $26.1M in sale leasebacks of natural gas meters with various maturities ranging from 2025 to 2030.

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

Sale Leaseback

NJNG received approximately $8.8M and $8.4M during the six months ended March 31, 2024 and 2023, respectively, in connection with the sale leaseback of its natural gas meters. NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to renew the lease or repurchase the asset at the end of the term. As NJNG retains control of the natural gas meters, these arrangements do not qualify as a sale. NJNG uses the financing method to account for the transactions. NJNG continues to evaluate this sale leaseback program based on current market conditions. Natural gas meters are excluded from the lien on NJNG property under the Mortgage Indenture.

CEV enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. The Company has concluded that these arrangements do not qualify as a sale for accounting purposes, as the Company retains control of the underlying assets, and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. CEV continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the six months ended March 31, 2024 and 2023, CEV received proceeds of approximately $24.4M and $61.8M, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

Contractual Obligations and Capital Expenditures

As of March 31, 2024, there were NJR guarantees covering approximately $137.0M of natural gas purchases and ES demand fee commitments and ten outstanding letters of credit totaling approximately $10.0M, as previously mentioned, not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJNG's total capital expenditures are projected to be between $387M and $440M during fiscal 2024. Total capital expenditures spent or accrued during the six months ended March 31, 2024, were approximately $177.2M. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of March 31, 2024, NJNG's future MGP expenditures are estimated to be approximately $157.8M. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
During the six months ended March 31, 2024, our S&T segment had capital expenditures spent or accrued for Adelphia totaling approximately $3.1M and capital expenditures spent or accrued for Leaf River totaling approximately $15.8M. During fiscal 2024, we expect expenditures related to Adelphia to be between $8M and $12M and expenditures related to Leaf River to be between $36M and $46M.

During the six months ended March 31, 2024, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were approximately $34.9M. CEV's expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, CEV enters into agreements to install solar equipment involving both residential and commercial projects. We estimate solar-related capital expenditures during fiscal 2024 to be between $140M and $204M.

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

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and ES may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500M, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced on November 1, 2021. NJR will receive approximately $260M in cash from fiscal 2022 through fiscal 2024 and $34M per year from fiscal 2025 through fiscal 2031 under the agreements. ES recognized operating revenue of approximately $19.0M and $29.5M during the three and six months ended March 31, 2024 and 2023, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $107.2M and $58.7M as of March 31, 2024 and September 30, 2023, respectively, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

Cash Flows

Operating Activities

Cash flows from operating activities during the six months ended March 31, 2024, totaled approximately $338.6M, compared with approximately $343.1M during the six months ended March 31, 2023. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

Cash flows from operating activities decreased approximately $4.5M during the six months ended March 31, 2024, compared with the six months ended March 31, 2023, due primarily to a decrease in cash received to date from certain ES AMAs along with changes in the mix of working capital components.

Investing Activities

Cash flows used in investing activities totaled approximately $235.0M during the six months ended March 31, 2024, compared with approximately $261.7M during the six months ended March 31, 2023. The decrease of approximately $26.7M was due primarily to decreased solar asset expenditures and lower capital expenditures for S&T.

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

Cash flows used in financing activities totaled approximately $99.4M during the six months ended March 31, 2024, compared with approximately $55.3M during the six months ended March 31, 2023. The increase of approximately $44.1M is due primarily to a decrease in long-term debt proceeds of $125.0M along with a $70.0M payment of long-term debt and a decrease in solar sale leaseback proceeds of $37.4M, partially offset by reduced net short-term debt payments of $30.4M and increased proceeds from the waiver discount program of $17.9M.

Credit Ratings

The table below summarizes NJNG's credit ratings as of March 31, 2024, issued by two rating entities, Moody's and Fitch:

	Moody's	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-2	F-2
Senior Secured	A1	A+
Ratings Outlook	Stable	Stable

The Moody's ratings and outlook were reaffirmed on September 29, 2023. Fitch ratings and outlook were reaffirmed on April 15, 2024. NJNG's Moody's and Fitch ratings are investment-grade ratings. NJR is not rated by Moody’s or Fitch.

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

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2023	in Fair Market Value	Amounts Settled	March 31, 2024
NJNG	$6,090	8,238	13,134	$1,194
ES	16,178	29,331	38,688	6,821
Total	$22,268	37,569	51,822	$8,015

There were no changes in methods of valuations during the six months ended March 31, 2024.

The following is a summary of fair market value of financial derivatives as of March 31, 2024, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2024	2025	2026 - 2028	After 2028	Total Fair Value
Price based on ICE	$5,888	2,368	(261)	20	$8,015

The following is a summary of financial derivatives by type as of March 31, 2024:

		Volume Bcf	Price per MMBtu(1)	Amounts included in Derivatives (Thousands)
NJNG	Futures	23.8	$1.64 - $3.58	$1,194
ES	Futures	(3.8)	$0.68 - $4.22	6,821
Total				$8,015
(1)    Million British thermal units

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2023	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2024
NJNG - Prices based on other external data	$(445)	(1,585)	(2,073)	$43
ES - Prices based on other external data	(13,616)	6,396	10,388	(17,608)
Total	$(14,061)	4,811	8,315	$(17,565)

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10% movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $1.6M. This analysis does not include potential changes to reported credit adjustments embedded in the $7.3M reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(809)	$(1,617)	$(2,425)	$(3,233)
Ending derivative fair value	$7,327	$6,518	$5,710	$4,902	$4,094

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$809	$1,617	$2,425	$3,233
Ending derivative fair value	$7,327	$8,136	$8,944	$9,752	$10,560

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of March 31, 2024. Gross credit exposure for ES is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for S&T is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

ES', CEV's and S&T's counterparty credit exposure as of March 31, 2024, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$98,726	$94,533
Noninvestment grade	7,471	1,095
Internally rated investment grade	19,605	19,394
Internally rated noninvestment grade	22,333	15,380
Total	$148,135	$130,402

NJNG's counterparty credit exposure as of March 31, 2024, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$14,424	$13,261
Noninvestment grade	1,663	—
Internally rated investment grade	383	—
Internally rated noninvestment grade	144	1
Total	$16,614	$13,262

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2023, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended March 31, 2024, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended March 31, 2024:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
01/01/24 - 01/31/24	—	—	—	1,685,053
02/01/24 - 02/29/24	—	—	—	1,685,053
03/01/24 - 03/31/24	—	—	—	1,685,053
Total	—	—	—	1,685,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of March 31, 2024, included 19.5M shares of common stock for repurchase, of which, approximately 1.7M shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

On February 23, 2024, Stephen D. Westhoven, our President and Chief Executive Officer and a director, adopted a Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense of Rule 10b5-1(c). The Rule 10b5-1 trading arrangement provides for sales of up to 50,000 shares of our common stock beginning on May 23, 2024 until December 31, 2024, or once all of the shares have been sold. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules and regulations.

New Jersey Resources Corporation
Part II
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended March 31, 2024, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	May 7, 2024
By:/s/ Stephen M. Skrocki
Stephen M. Skrocki
Corporate Controller (Principal Accounting Officer)