Form 10-Q
period 2024-06-30
NEW JERSEY RESOURCES CORP
filed 2024-08-06
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of August 2, 2024 was 99,167,564.

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
•the impact of events causing volatility in the equity and credit markets on our access to capital, including natural disasters, pandemic illness and other extreme events and risks, political and economic disruption and uncertainty related to international conflicts, and the international community’s responses;
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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2024	2023	2024	2023
OPERATING REVENUES
Utility	$157,773	$144,971	$913,729	$902,880
Nonutility	117,863	119,104	487,030	728,789
Total operating revenues	275,636	264,075	1,400,759	1,631,669
OPERATING EXPENSES
Natural gas purchases:
Utility	53,372	42,344	373,839	381,160
Nonutility	60,971	75,917	225,466	468,351
Related parties	1,729	1,870	5,407	5,467
Operation and maintenance	104,378	94,213	306,040	272,809
Regulatory rider expenses	8,343	6,120	56,761	47,525
Depreciation and amortization	40,907	38,877	121,269	113,650
Total operating expenses	269,700	259,341	1,088,782	1,288,962
OPERATING INCOME	5,936	4,734	311,977	342,707
Other income, net	9,555	5,711	31,316	15,145
Interest expense, net of capitalized interest	31,169	30,119	94,263	89,871
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(15,678)	(19,674)	249,030	267,981
Income tax (benefit) provision	(2,764)	(20,505)	54,119	43,059
Equity in earnings of affiliates	1,340	701	3,738	2,778
NET (LOSS) INCOME	$(11,574)	$1,532	$198,649	$227,700

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.12)	$0.02	$2.02	$2.35
Diluted	$(0.12)	$0.02	$2.00	$2.33
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	98,983	97,168	98,409	96,849
Diluted	98,983	97,886	99,213	97,538

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2024	2023	2024	2023
Net (loss) income	$(11,574)	$1,532	$198,649	$227,700
Other comprehensive (loss) income, net of tax
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(79), $(79), $(238) and $(238), respectively	264	263	790	790
Adjustment to postemployment benefit obligation, net of tax of $112, $(12), $(2,836) and $(37), respectively	(369)	41	9,386	123
Other comprehensive (loss) income, net of tax	$(105)	$304	$10,176	$913
Comprehensive (loss) income	$(11,679)	$1,836	$208,825	$228,613

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,
(Thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$198,649	$227,700
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	23,860	(30,502)
Depreciation and amortization	121,269	113,650
Amortization of acquired wholesale energy contracts	187	1,781
Allowance for equity used during construction	(5,368)	(5,054)
Allowance for doubtful accounts	1,849	1,397
Non cash lease expense	3,611	2,607
Deferred income taxes	49,598	11,026
Equivalent value of ITCs recognized on equipment financing	(12,600)	(1,232)
Manufactured gas plant remediation costs	(19,464)	(6,284)
Cost of removal - asset retirement obligations	(1,145)	(967)
Contributions to postemployment benefit plans	(2,438)	(1,133)
Taxes related to stock-based compensation	1,186	554
Changes in:
Components of working capital	21,519	22,229
Other noncurrent assets and liabilities	(17,819)	52,126
Cash flows from operating activities	362,894	387,898
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(259,125)	(248,507)
Solar equipment	(74,096)	(68,604)
Storage and Transportation and other	(33,013)	(34,384)
Cost of removal	(29,552)	(28,719)
Distribution from equity investees in excess of equity in earnings	3,202	2,036
Cash flows used in investing activities	(392,584)	(378,178)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from long-term debt	175,000	175,000
Payments of long-term debt	(89,555)	(15,698)
Payments of term loan	—	(150,000)
Proceeds from (payments of) short-term debt, net	2,700	(128,725)
Proceeds from sale leaseback transactions - solar	24,394	163,619
Proceeds from sale leaseback transactions - natural gas meters	8,814	8,441
Payments of common stock dividends	(123,446)	(112,991)
Proceeds from waiver discount issuance of common stock	47,286	42,807
Proceeds from issuance of common stock - DRP	11,141	11,419
Tax withholding payments related to net settled stock compensation	(5,027)	(4,024)
Cash flows from (used in) financing activities	51,307	(10,152)
Change in cash, cash equivalents and restricted cash	21,617	(432)
Cash, cash equivalents and restricted cash at beginning of period	1,517	1,452
Cash, cash equivalents and restricted cash at end of period	$23,134	$1,020
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(34,335)	$103,954
Inventories	62,644	108,107
Recovery of natural gas costs	(3,206)	(20,106)
Natural gas purchases payable	2,094	(188,617)
Natural gas purchases payable - related parties	16	5
Deferred revenue, current	38,162	2,687
Accounts payable and other	(1,683)	(20,153)
Prepaid expenses	(3,902)	(2,454)
Prepaid and accrued taxes	(13,310)	24,684
Restricted broker margin accounts	(220)	22,868
Customers' credit balances and deposits	(16,029)	(2,979)
Other current assets and liabilities	(8,712)	(5,767)
Total	$21,519	$22,229
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$90,006	$80,550
Income taxes	$13,042	$2,858
Accrued capital expenditures	$21,122	$21,008

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
(Thousands)	June 30, 2024	September 30, 2023
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$4,132,835	$3,843,037
Construction work in progress	203,460	237,428
Nonutility plant and equipment, at cost	1,804,670	1,767,306
Construction work in progress	205,979	142,768
Total property, plant and equipment	6,346,944	5,990,539
Accumulated depreciation and amortization, utility plant	(770,867)	(714,087)
Accumulated depreciation and amortization, nonutility plant and equipment	(291,143)	(254,397)
Property, plant and equipment, net	5,284,934	5,022,055
CURRENT ASSETS
Cash and cash equivalents	22,399	954
Customer accounts receivable
Billed	128,264	97,540
Unbilled revenues	20,564	19,100
Allowance for doubtful accounts	(10,738)	(11,036)
Regulatory assets	89,572	73,587
Natural gas in storage, at average cost	132,244	199,501
Materials and supplies, at average cost	31,635	27,022
Prepaid expenses	13,643	9,741
Prepaid taxes	54,880	43,046
Derivatives, at fair value	4,771	30,755
Restricted broker margin accounts	18,894	20,796
Other current assets	28,266	21,071
Total current assets	534,394	532,077
NONCURRENT ASSETS
Investments in equity method investees	100,824	104,134
Regulatory assets	557,280	584,830
Operating lease assets	185,506	175,740
Derivatives, at fair value	979	1,564
Software costs	10,254	8,375
Deferred income taxes	22,575	28,383
Postemployment employee benefit assets	18,585	18,684
Other noncurrent assets	68,790	61,654
Total noncurrent assets	964,793	983,364
Total assets	$6,784,121	$6,537,496

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CAPITALIZATION AND LIABILITIES

	(Unaudited)
(Thousands, except share data)	June 30, 2024	September 30, 2023
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding shares June 30, 2024 — 99,091,574; September 30, 2023 — 97,584,455	$247,234	$243,458
Premium on common stock	618,140	558,654
Accumulated other comprehensive income (loss), net of tax	217	(9,959)
Treasury stock at cost and other; shares June 30, 2024 — 16,302; September 30, 2023 — 13,041	25,027	20,748
Retained earnings	1,252,400	1,177,834
Common stock equity	2,143,018	1,990,735
Long-term debt	2,793,672	2,768,017
Total capitalization	4,936,690	4,758,752
CURRENT LIABILITIES
Current maturities of long-term debt	197,448	116,155
Short-term debt	254,800	252,100
Natural gas purchases payable	53,371	51,277
Natural gas purchases payable to related parties	875	859
Deferred revenue	99,566	61,404
Accounts payable and other	144,579	151,790
Dividends payable	41,618	40,981
Accrued taxes	8,614	10,090
Regulatory liabilities	31,573	32,287
New Jersey Clean Energy Program	20,265	15,804
Derivatives, at fair value	7,632	16,145
Operating lease liabilities	5,125	4,772
Restricted broker margin accounts	—	8,029
Customers' credit balances and deposits	28,881	44,910
Total current liabilities	894,347	806,603
NONCURRENT LIABILITIES
Deferred income taxes	331,829	285,427
Deferred investment tax credits	2,226	2,434
Deferred revenue	588	659
Derivatives, at fair value	11,962	7,967
Manufactured gas plant remediation	153,818	169,390
Postemployment employee benefit liability	42,308	102,528
Regulatory liabilities	176,720	180,458
Operating lease liabilities	159,988	148,023
Asset retirement obligations	63,245	61,993
Other noncurrent liabilities	10,400	13,262
Total noncurrent liabilities	953,084	972,141
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$6,784,121	$6,537,496

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance as of September 30, 2023	97,584	$243,458	$558,654	$(9,959)	$20,748	$1,177,834	$1,990,735
Net income	—	—	—	—	—	89,411	89,411
Other comprehensive income	—	—	—	395	—	—	395
Common stock issued:
Incentive compensation plan	116	290	3,451	—	—	—	3,741
Dividend reinvestment plan	94	236	3,552	—	—	—	3,788
Waiver discount	410	1,025	16,894	—	—	—	17,919
Cash dividend declared ($.42 per share)	—	—	—	—	—	(41,176)	(41,176)
Treasury stock and other	(2)	—	—	—	1,388	—	1,388
Balance as of December 31, 2023	98,202	$245,009	$582,551	$(9,564)	$22,136	$1,226,069	$2,066,201
Net income	—	—	—	—	—	120,812	120,812
Other comprehensive income	—	—	—	9,886	—	—	9,886
Common stock issued:
Incentive compensation plan	25	64	1,178	—	—	—	1,242
Dividend reinvestment plan	84	209	3,446	—	—	—	3,655
Waiver discount	435	1,085	16,834	—	—	—	17,919
Cash dividend declared ($.42 per share)	—	—	—	—	—	(41,290)	(41,290)
Treasury stock and other	(1)	—	—	—	800	—	800
Balance as of March 31, 2024	98,745	$246,367	$604,009	$322	$22,936	$1,305,591	$2,179,225
Net loss	—	—	—	—	—	(11,574)	(11,574)
Other comprehensive loss	—	—	—	(105)	—	—	(105)
Common stock issued:
Dividend reinvestment plan (1)	85	212	3,338	—	—	—	3,550
Waiver discount	262	655	10,793	—	—	—	11,448
Cash dividend declared ($.42 per share)	—	—	—	—	—	(41,617)	(41,617)
Treasury stock and other	—	—	—	—	2,091	—	2,091
Balance as of June 30, 2024	99,092	$247,234	$618,140	$217	$25,027	$1,252,400	$2,143,018

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance as of September 30, 2022	96,250	$241,616	$519,697	$(4,826)	$(6,805)	$1,067,528	$1,817,210
Net income	—	—	—	—	—	115,921	115,921
Other comprehensive income	—	—	—	304	—	—	304
Common stock issued:
Incentive compensation plan	92	229	3,243	—	—	—	3,472
Dividend reinvestment plan (1)	93	—	437	—	3,429	—	3,866
Waiver discount	368	—	4,469	—	13,450	—	17,919
Cash dividend declared ($.39 per share)	—	—	—	—	—	(37,665)	(37,665)
Treasury stock and other	—	—	—	—	1,768	—	1,768
Balance as of December 31, 2022	96,803	$241,845	$527,846	$(4,522)	$11,842	$1,145,784	$1,922,795
Net income	—	—	—	—	—	110,247	110,247
Other comprehensive income	—	—	—	305	—	—	305
Common stock issued:
Incentive plan	29	74	1,096	—	—	—	1,170
Dividend reinvestment plan	77	—	877	—	2,794	—	3,671
Cash dividend declared ($.39 per share)	—	—	—	—	—	(37,791)	(37,791)
Treasury stock and other	(8)	—	—	—	439	—	439
Balance as of March 31, 2023	96,901	$241,919	$529,819	$(4,217)	$15,075	$1,218,240	$2,000,836
Net income	—	—	—	—	—	1,532	1,532
Other comprehensive income	—	—	—	304	—	—	304
Common stock issued:
Incentive compensation plan	3	7	112	—	—	—	119
Dividend reinvestment plan	73	13	1,209	—	2,537	—	3,759
Waiver discount	519	1,298	23,590	—	—	—	24,888
Cash dividend declared ($.39 per share)	—	—	—	—	—	(37,982)	(37,982)
Treasury stock and other	—	—	—	—	1,786	—	1,786
Balance as of June 30, 2023	97,496	$243,237	$554,730	$(3,913)	$19,398	$1,181,790	$1,995,242
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
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

The Company provides regulated natural gas distribution services, transmission and storage services and operates certain unregulated businesses primarily through the following:

NJNG provides natural gas utility service to approximately 582,100 customers throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

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

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts, which commenced in November 2021. The AMAs include a series of temporary and permanent releases and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. ES recognized operating revenue of $9.5M during both the three months ended June 30, 2024 and 2023, and $28.5M and $39.0M during the nine months ended June 30, 2024 and 2023, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $97.7M and $58.7M are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and September 30, 2023, respectively.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	June 30, 2024	September 30, 2023	June 30, 2023
Balance Sheet
Cash and cash equivalents	$22,399	$954	$511
Restricted cash in other noncurrent assets	$735	$563	$509
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$23,134	$1,517	$1,020

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

Loans Receivable

NJNG currently provides loans, with terms ranging from two to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Unaudited Condensed Consolidated Balance Sheets. The Company has $17.7M and $15.1M recorded in other current assets and $50.9M and $39.0M in other noncurrent assets as of June 30, 2024 and September 30, 2023, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans. The Company regularly evaluates the credit quality and collection profile of its customers. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of June 30, 2024 and September 30, 2023, the Company has not recorded any impairments for SAVEGREEN loans.

Natural Gas in Storage

The following table summarizes natural gas in storage, at average cost by segment as of:

	June 30, 2024		September 30, 2023
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
NJNG	$109,111	20.9	$175,025	29.1
ES	23,133	14.0	24,476	14.6
Total	$132,244	34.9	$199,501	43.7

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
The following tables present the software costs included in the Unaudited Condensed Consolidated Financial Statements:

(Thousands)	June 30, 2024	September 30, 2023
Balance Sheets
Utility plant, at cost	$88,128	$51,282
Construction work in progress	$62,527	$55,012
Nonutility plant and equipment, at cost	$344	$344
Accumulated depreciation and amortization, utility plant	$(11,232)	$(7,480)
Accumulated depreciation and amortization, nonutility plant and equipment	$(45)	$(36)
Software costs	$10,254	$8,375

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Statements of Operations	2024	2023	2024	2023
Operation and maintenance	$4,048	$3,163	$9,975	$10,801
Depreciation and amortization	$1,507	$1,320	$3,761	$3,148

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

The Company continues to operate the solar assets and is responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. ITCs and other tax attributes associated with these solar projects transfer to the buyer; however, the payments are structured so that CEV is compensated for the transfer of the related tax attributes. Accordingly, CEV recognizes the equivalent value of the tax attributes in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease.

See Note 9. Debt for more details regarding sale leaseback transactions recorded as financing arrangements.

Accumulated Other Comprehensive (Loss) Income

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of related tax effects during the three months ended June 30, 2024 and 2023:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance as of March 31, 2024	$(6,743)	$7,065		$322
Other comprehensive income (loss), net of tax
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(79), $112, $33, respectively	264	(369)	(1)	(105)
Balance as of June 30, 2024	$(6,479)	$6,696		$217

Balance as of March 31, 2023	$(7,795)	$3,578		$(4,217)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive income, net of tax of $(79), $(12), $(91)	263	41	(1)	304
Balance as of June 30, 2023	$(7,532)	$3,619		$(3,913)
(1)Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Unaudited Condensed Consolidated Statements of Operations.

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of related tax effects during the nine months ended June 30, 2024 and 2023:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance as of September 30, 2023	$(7,269)	$(2,690)		$(9,959)
Other comprehensive income (loss), net of tax
Other comprehensive income, before reclassifications, net of tax of $0, $(3,020) and $(3,020), respectively	—	9,992		9,992
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(238), $184 and $(54), respectively	790	(606)	(1)	184
Net current-period other comprehensive income, net of tax of $(238), $(2,836), $(3,074), respectively	790	9,386		10,176
Balance as of June 30, 2024	$(6,479)	$6,696		$217

Balance as of September 30, 2022	$(8,322)	$3,496		$(4,826)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive income, net of tax of $(238), $(37) and $(275), respectively	790	123	(1)	913
Balance as of June 30, 2023	$(7,532)	$3,619		$(3,913)
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

Leases

In March 2023, the FASB issued ASU No. 2023-01, an amendment to ASC 842, Leases, which applies to arrangements between related parties under common control. This update requires that all entities with common control arrangements classify and account for these leases on the same basis as an arrangement with an unrelated party. If the lessee in these types of arrangements continues to control the use of the underlying asset through a lease, the leasehold improvements are to be amortized over the improvements’ useful life to the common control group, regardless of the lease term. The guidance is effective for the Company on October 1, 2024, and the Company will elect to apply it on a prospective basis. At this time, the Company does not have leases that are impacted by this amendment, and therefore it would only impact the Company upon adoption if, in the future, it entered into applicable transactions.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, an amendment to ASC 280, Segment Reporting, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The update requires entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss, and it enhances interim disclosure requirements to conform with annual requirements. This update becomes effective for the Company on October 1, 2024 for the first annual period and on October 1, 2025 for the interim periods. It will be applied retrospectively to all periods presented, with early adoption permitted. The Company is currently evaluating the amendment to understand the impacts on its financial position, results of operations, cash flows and disclosures upon adoption.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the three months ended June 30, 2024 and 2023, are as follows:

(Thousands)	NJNG	CEV		ES	S&T	HSO	Total
2024
Natural gas utility sales (1)	$138,804	—		—	—	—	$138,804
Natural gas services	—	—		16,204	24,475	—	40,679
Service contracts	—	—		—	—	9,062	9,062
Installations and maintenance	—	—		—	—	7,294	7,294
Renewable energy certificates	—	4,872		—	—	—	4,872
Electricity sales	—	9,575		—	—	—	9,575
Eliminations (2)	(337)	—		—	—	(57)	(394)
Revenues from contracts with customers	138,467	14,447		16,204	24,475	16,299	209,892
Alternative revenue programs (3)	(1,033)	—		—	—	—	(1,033)
Derivative instruments	20,339	201	(4)	46,237	—	—	66,777
Revenues out of scope	19,306	201		46,237	—	—	65,744
Total operating revenues	$157,773	14,648		62,441	24,475	16,299	$275,636
2023
Natural gas utility sales (1)	$134,253	—		—	—	—	$134,253
Natural gas services	—	—		16,021	22,201	—	38,222
Service contracts	—	—		—	—	8,842	8,842
Installations and maintenance	—	—		—	—	6,113	6,113
Renewable energy certificates	—	4,720		—	—	—	4,720
Electricity sales	—	8,274		—	—	—	8,274
Eliminations (2)	(337)	—		—	(766)	(6)	(1,109)
Revenues from contracts with customers	133,916	12,994		16,021	21,435	14,949	199,315
Alternative revenue programs (3)	5,211	—		—	—	—	5,211
Derivative instruments	5,844	184	(4)	54,151	—	—	60,179
Eliminations (2)	—	—		(630)	—	—	(630)
Revenues out of scope	11,055	184		53,521	—	—	64,760
Total operating revenues	$144,971	13,178		69,542	21,435	14,949	$264,075
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the nine months ended June 30, 2024 and 2023, are as follows:

(Thousands)	NJNG	CEV		ES	S&T	HSO	Total
2024
Natural gas utility sales (1)	$767,698	—		—	—	—	$767,698
Natural gas services	—	—		48,617	71,379	—	119,996
Service contracts	—	—		—	—	27,073	27,073
Installations and maintenance	—	—		—	—	19,022	19,022
Renewable energy certificates	—	10,194		—	—	—	10,194
Electricity sales	—	22,842		—	—	—	22,842
Eliminations (2)	(1,012)	—		—	(1,348)	(210)	(2,570)
Revenues from contracts with customers	766,686	33,036		48,617	70,031	45,885	964,255
Alternative revenue programs (3)	3,812	—		—	—	—	3,812
Derivative instruments	143,231	26,232	(4)	258,354	—	—	427,817
Eliminations (2)	—	—		4,875	—	—	4,875
Revenues out of scope	147,043	26,232		263,229	—	—	436,504
Total operating revenues	$913,729	59,268		311,846	70,031	45,885	$1,400,759
2023
Natural gas utility sales (1)	$749,618	—		—	—	—	$749,618
Natural gas services	—	—		60,705	69,926	—	130,631
Service contracts	—	—		—	—	26,242	26,242
Installations and maintenance	—	—		—	—	16,427	16,427
Renewable energy certificates	—	8,007		—	—	—	8,007
Electricity sales	—	22,062		—	—	—	22,062
Eliminations (2)	(1,012)	—		—	(3,474)	(202)	(4,688)
Revenues from contracts with customers	748,606	30,069		60,705	66,452	42,467	948,299
Alternative revenue programs (3)	29,016	—		—	—	—	29,016
Derivative instruments	125,258	10,307	(4)	527,979	—	—	663,544
Eliminations (2)	—	—		(9,190)	—	—	(9,190)
Revenues out of scope	154,274	10,307		518,789	—	—	683,370
Total operating revenues	$902,880	40,376		579,494	66,452	42,467	$1,631,669
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the three months ended June 30, 2024 and 2023, are as follows:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
2024
Residential	$97,112	3,647	—	—	16,272	$117,031
Commercial and industrial	21,279	10,800	16,204	24,475	27	72,785
Firm transportation	17,481	—	—	—	—	17,481
Interruptible, off-tariff and other	2,595	—	—	—	—	2,595
Revenues out of scope	19,306	201	46,237	—	—	65,744
Total operating revenues	$157,773	14,648	62,441	24,475	16,299	$275,636
2023
Residential	$94,340	3,585	—	—	14,922	$112,847
Commercial and industrial	20,220	9,409	16,021	21,435	27	67,112
Firm transportation	18,088	—	—	—	—	18,088
Interruptible, off-tariff and other	1,268	—	—	—	—	1,268
Revenues out of scope	11,055	184	53,521	—	—	64,760
Total operating revenues	$144,971	13,178	69,542	21,435	14,949	$264,075

Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the nine months ended June 30, 2024 and 2023, are as follows:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
2024
Residential	$580,559	10,262	—	—	45,759	$636,580
Commercial and industrial	107,400	22,774	48,617	70,031	126	248,948
Firm transportation	72,596	—	—	—	—	72,596
Interruptible, off-tariff and other	6,131	—	—	—	—	6,131
Revenues out of scope	147,043	26,232	263,229	—	—	436,504
Total operating revenues	$913,729	59,268	311,846	70,031	45,885	$1,400,759
2023
Residential	$558,901	10,082	—	—	42,191	$611,174
Commercial and industrial	113,120	19,987	60,705	66,452	276	260,540
Firm transportation	73,655	—	—	—	—	73,655
Interruptible, off-tariff and other	2,930	—	—	—	—	2,930
Revenues out of scope	154,274	10,307	518,789	—	—	683,370
Total operating revenues	$902,880	40,376	579,494	66,452	42,467	$1,631,669

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the nine months ended June 30, 2024 and 2023, are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of September 30, 2023	$97,540	$19,100	$44,910
Increase (decrease)	30,724	1,464	(16,029)
Balance as of June 30, 2024	$128,264	$20,564	$28,881
Balance as of September 30, 2022	$222,297	$13,769	$33,246
(Decrease) increase	(111,834)	2,723	(2,979)
Balance as of June 30, 2023	$110,463	$16,492	$30,267

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and September 30, 2023:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
June 30, 2024
Customer accounts receivable
Billed	$84,923	8,819	23,509	8,360	2,653	$128,264
Unbilled	12,778	7,786	—	—	—	20,564
Customers' credit balances and deposits	(28,860)	—	—	(21)	—	(28,881)
Total	$68,841	16,605	23,509	8,339	2,653	$119,947
September 30, 2023
Customer accounts receivable
Billed	$55,234	9,962	23,716	6,577	2,051	$97,540
Unbilled	10,784	8,316	—	—	—	19,100
Customers' credit balances and deposits	(44,898)	—	—	(12)	—	(44,910)
Total	$21,120	18,278	23,716	6,565	2,051	$71,730

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for NJNG are comprised of the following:

(Thousands)	June 30, 2024	September 30, 2023
Regulatory assets-current
New Jersey Clean Energy Program	$20,265	$15,804
Conservation Incentive Program	54,169	50,356
Derivatives at fair value, net	13,347	6,017
Other current regulatory assets	1,791	1,410
Total current regulatory assets	$89,572	$73,587
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$74,316	$66,298
Liability for future expenditures	153,818	169,390
Deferred income taxes	43,107	41,667
SAVEGREEN	93,713	83,589
Postemployment and other benefit costs	9,493	55,274
Cost of removal	122,859	112,362
Other noncurrent regulatory assets	54,846	51,019
Total noncurrent regulatory assets	$552,152	$579,599
Regulatory liability-current
Overrecovered natural gas costs	$31,244	$30,637
Total current regulatory liabilities	$31,244	$30,637
Regulatory liabilities-noncurrent
Tax Act impact (1)	$176,583	$180,347
Other noncurrent regulatory liabilities	137	111
Total noncurrent regulatory liabilities	$176,720	$180,458
(1)Reflects the re-measurement and subsequent amortization of NJNG's net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act. The Tax Act is an Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017.

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for Adelphia are comprised of the following:

(Thousands)	June 30, 2024	September 30, 2023
Total noncurrent regulatory assets	$5,128	$5,231
Total current regulatory liabilities	$329	$1,650

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•On January 31, 2024, NJNG filed a base rate case with the BPU requesting a natural gas revenue increase of $222.6M including a recovery of infrastructure investments, a change in the Company’s overall rate of return on rate base to 7.57% and a change in the return on common equity to 10.42%. On May 15, 2024, the filing was updated to reflect actual results through March 31, 2024, which reduced the requested increase to $219.6M.

•On March 20, 2024, the BPU approved NJNG's annual SBC filing of RAC expenditures through June 30, 2023, which included an increase to the RAC annual recoveries of approximately $2.4M and an increase to the NJCEP annual recoveries of approximately $5.5M, effective April 1, 2024.

•On March 28, 2024, NJNG submitted its annual IIP filing to the BPU requesting a rate increase for capital expenditures of $43.5M through June 30, 2024. The filing was updated July 26, 2024, to reflect actual expenses of $41.2M through June 30, 2024, which will result in a $5.3M revenue increase, with a proposed effective date of October 1, 2024.

•On April 30, 2024, the BPU approved on a final basis NJNG's June 2023 filing, which included a $38.6M decrease to the annual revenues credited to BGSS, a $7.4M annual decrease related to its balancing charge and a $27.0M increase to CIP rates for residential and small business customers, which was effective October 1, 2023.

•On May 31, 2024, NJNG filed its annual petition to modify its BGSS rates for residential and small business customers, the balancing charge and CIP rates. This included a $31.0M decrease to the annual revenues credited to BGSS, a $40.3M annual increase related to its balancing charge and a $0.6M decrease to CIP rates, which would be effective October 1, 2024.

•On May 31, 2024, NJNG submitted its annual EE filing with the BPU for the recovery of SAVEGREEN costs, proposing an increase in annual recoveries of approximately $5.6M, which would be effective October 1, 2024.

•On June 28, 2024, NJNG submitted its annual USF filing to the BPU requesting an increase to the statewide USF rate, which will result in a $6.8M increase to annual recoveries, which would be effective October 1, 2024.

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

Fair Value of Derivatives

The following table presents the fair value of the Company's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Derivatives at Fair Value
		June 30, 2024		September 30, 2023
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
NJNG:
Physical commodity contracts	Derivatives - current	$81	$1	$43	$488
Financial commodity contracts	Derivatives - current	—	60	6,110	20
ES:
Physical commodity contracts	Derivatives - current	1,636	6,197	6,209	12,757
	Derivatives - noncurrent	816	11,422	802	7,870
Financial commodity contracts	Derivatives - current	3,054	1,374	18,393	2,880
	Derivatives - noncurrent	163	540	762	97
Total fair value of derivatives		$5,750	$19,594	$32,319	$24,112

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

	Asset Derivatives				Liability Derivatives
(Thousands)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)
As of June 30, 2024
ES Contracts
Physical commodity	$2,452	(491)	—	$1,961	$17,619	(491)	(10,569)	$6,559
Financial commodity	3,217	(1,914)	—	1,303	1,914	(1,914)	—	—
Total ES	$5,669	(2,405)	—	$3,264	$19,533	(2,405)	(10,569)	$6,559
NJNG Contracts
Physical commodity	$81	—	—	$81	$1	—	—	$1
Financial commodity	—	—	—	—	60	—	(60)	—
Total NJNG	$81	—	—	$81	$61	—	(60)	$1
As of September 30, 2023
ES Contracts
Physical commodity	$7,011	(1,236)	—	$5,775	$20,627	(1,236)	(9,728)	$9,663
Financial commodity	19,155	(2,977)	(16,178)	—	2,977	(2,977)	—	—
Total ES	$26,166	(4,213)	(16,178)	$5,775	$23,604	(4,213)	(9,728)	$9,663
NJNG Contracts
Physical commodity	$43	(3)	—	$40	$488	(3)	—	$485
Financial commodity	6,110	(20)	—	6,090	20	(20)	—	—
Total NJNG	$6,153	(23)	—	$6,130	$508	(23)	—	$485
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

ES utilizes financial derivatives to economically hedge the gross margin associated with the purchase of physical natural gas to be used for storage injection and its subsequent sale at a later date. The gains or losses on the financial transactions that are economic hedges of the cost of the purchased natural gas are recognized prior to the gains or losses on the physical transaction, which are recognized in earnings when the natural gas is delivered. Therefore, mismatches between the timing of the recognition of realized gains or losses on the financial derivative instruments and gains or losses associated with the actual sale of the natural gas that is being economically hedged along with fair value changes in derivative instruments, creates volatility in the results of ES, although the Company's intended economic results relating to the entire transaction are unaffected.

The following table presents the effect of derivative instruments recognized on the Unaudited Condensed Consolidated Statements of Operations for the periods set forth below:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
Derivatives not designated as hedging instruments:		2024	2023	2024	2023
ES:
Physical commodity contracts	Operating revenues	$3,560	$12,648	$13,939	$29,894
Physical commodity contracts	Natural gas purchases	210	(5,914)	(1,800)	(6,708)
Financial commodity contracts	Natural gas purchases	(5,415)	4,858	10,208	76,332
Total unrealized and realized (loss) gain		$(1,645)	$11,592	$22,347	$99,518

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2024	2023	2024	2023
NJNG:
Physical commodity contracts	$188	$315	$(4,802)	$(27,919)
Financial commodity contracts	7,438	18,000	8,628	(51,957)
Total unrealized and realized gain (loss)	$7,626	$18,315	$3,826	$(79,876)

During fiscal 2020, NJR entered into treasury lock transactions to fix the benchmark treasury rate associated with debt issuances that were finalized in 2020. NJR designates its treasury lock contracts as cash flow hedges; therefore, changes in fair value of the effective portion of the hedges are recorded in OCI and upon settlement of the contracts, realized gains and (losses) are reclassified from OCI to interest expense on the Consolidated Statements of Operations ratable over the term of the associated debt. Pre-tax losses of $0.3M were reclassified during both the three months ended June 30, 2024 and 2023, and pre-tax losses of $1.0M were reclassified during both the nine months ended June 30, 2024 and 2023.

NJNG and ES had the following outstanding long (short) derivatives as of:

	Natural Gas Distribution		Energy Services
Volumes (Bcf)	Futures	Physical Commodity	Futures	Physical Commodity
June 30, 2024	13.9	4.0	(6.9)	2.2
September 30, 2023	32.1	12.1	(6.9)	0.2

Not included in the above table are 1.5M and 1.3M SRECs that were open as of June 30, 2024 and September 30, 2023, respectively.

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

The Company maintains separate broker margin accounts for NJNG and ES. The balances by reporting segment are as follows:

(Thousands)	Balance Sheet Location	June 30, 2024	September 30, 2023
NJNG	Restricted broker margin accounts-current assets	$1,883	$5,915
ES	Restricted broker margin accounts-current assets	$17,011	$14,881
	Restricted broker margin accounts-current liabilities	$—	$8,029

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of June 30, 2024. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and CEV residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$108,200
Noninvestment grade	9,074
Internally rated investment grade	17,858
Internally rated noninvestment grade	17,627
Total	$152,759

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. Derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required were not material as of June 30, 2024 and September 30, 2023. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The estimated fair value of long-term debt, including current maturities, excluding natural gas meter finance arrangements, debt issuance costs and solar asset financing obligations, is as follows:

(Thousands)	June 30, 2024	September 30, 2023
Carrying value (1) (2)	$2,692,845	$2,587,845
Fair market value	$2,306,291	$2,106,536
(1)Excludes NJNG's debt issuance costs of $10.6M and $9.8M as of June 30, 2024 and September 30, 2023, respectively.
(2)Excludes NJR's debt issuance costs of $3.2M and $3.7M as of June 30, 2024 and September 30, 2023, respectively.

The Company enters into sale leaseback transactions for certain commercial solar assets and natural gas meters. These transactions are recorded within long-term debt on the Unaudited Condensed Consolidated Balance Sheets. The carrying value of solar sale leasebacks was $278.3M and $278.4M and the estimated fair value was $275.8M and $268.1M as of June 30, 2024 and September 30, 2023, respectively. The carrying value of the natural gas meter sale leasebacks was $33.8M and $31.4M and the estimated fair value of certain natural gas meter sale leasebacks amounted to $27.0M and $20.9M as of June 30, 2024 and September 30, 2023, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific issue and the Company's credit rating. As of June 30, 2024, the Company discloses its debt within Level 2 of the fair value hierarchy.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2024
Assets:
Physical commodity contracts	$—	$2,533	$—	$2,533
Financial commodity contracts	3,217	—	—	3,217
Money market funds	21,631	—	—	21,631
Other	2,603	—	—	2,603
Total assets at fair value	$27,451	$2,533	$—	$29,984
Liabilities:
Physical commodity contracts	$—	$17,620	$—	$17,620
Financial commodity contracts	1,974	—	—	1,974
Total liabilities at fair value	$1,974	$17,620	$—	$19,594

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2023
Assets:
Physical commodity contracts	$—	$7,054	$—	$7,054
Financial commodity contracts	25,265	—	—	25,265
Money market funds	145	—	—	145
Other	2,641	—	—	2,641
Total assets at fair value	$28,051	$7,054	$—	$35,105
Liabilities:
Physical commodity contracts	$—	$21,115	$—	$21,115
Financial commodity contracts	2,997	—	—	2,997
Total liabilities at fair value	$2,997	$21,115	$—	$24,112

7. INVESTMENTS IN EQUITY INVESTEES

The Company holds a 50% equity method investment in Steckman Ridge, a jointly owned and controlled natural gas storage facility located in Bedford County, Pennsylvania. The Company's investment in Steckman Ridge was $100.8M and $104.1M as of June 30, 2024 and September 30, 2023, respectively, which include loans with a total outstanding principal balance of $70.4M for both periods. On October 1, 2023, the Company entered into an Amended and Restated Loan Agreement with Steckman Ridge, which extends the existing loan agreement and moved from London Interbank Offered Rate to Secured Overnight Financing Rate. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2027.

NJNG and ES have entered into storage and park and loan agreements with Steckman Ridge. See Note 15. Related Party Transactions for more information on these intercompany transactions.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share amounts)	2024	2023	2024	2023
Net (loss) income, as reported	$(11,574)	$1,532	$198,649	$227,700
Basic (loss) earnings per share
Weighted average shares of common stock outstanding-basic	98,983	97,168	98,409	96,849
Basic (loss) earnings per common share	$(0.12)	$0.02	$2.02	$2.35
Diluted (loss) earnings per share
Weighted average shares of common stock outstanding-basic	98,983	97,168	98,409	96,849
Incremental shares (1)	—	718	804	689
Weighted average shares of common stock outstanding-diluted	98,983	97,886	99,213	97,538
Diluted (loss) earnings per common share (2)	$(0.12)	$0.02	$2.00	$2.33
(1)Incremental shares consist primarily of unvested stock awards and performance units, which are calculated using the treasury stock method.
(2)Since there was a net loss for the three months ended June 30, 2024, incremental shares of 834,131 were not included in the computation of diluted loss per common share, as their effect would have been antidilutive. There were no anti-dilutive shares excluded during the three and nine months ended June 30, 2023 and during the nine months ended June 30, 2024.

9. DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

Credit Facilities and Short-term Debt

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

			At end of period
(Thousands)	As of date	Total borrowing capacity	Loans outstanding	Weighted average interest rate	Remaining borrowing capacity		Expiration dates
NJR bank revolving credit facilities (1)
June 30, 2024		$650,000	$254,800	6.54%	$385,869	(2)	September 2027
September 30, 2023		$650,000	$217,300	6.53%	$426,967	(2)	September 2027
NJNG bank revolving credit facilities (3)
June 30, 2024		$250,000	$—	—%	$249,269	(4)	September 2027
September 30, 2023		$250,000	$34,800	5.48%	$214,469	(4)	September 2027
(1)Committed credit facilities, which require commitment fees of 0.10% on the unused amounts.
(2)Letters of credit outstanding total $9.3M at June 30, 2024 and $5.7M at September 30, 2023, which reduces the amount available by the same amount.
(3)Committed credit facilities, which require commitment fees of 0.075% on the unused amounts.
(4)Letters of credit outstanding total $0.7M at both June 30, 2024 and September 30, 2023, which reduces the amount available by the same amount.

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

On June 26, 2024, NJNG entered into a Note Purchase Agreement for $200M aggregate principal amount of its senior notes consisting of $125M of 5.82% senior notes due June 26, 2054, which closed on June 26, 2024, and $75M of 5.49% senior notes due September 30, 2034, which is expected to close on September 30, 2024.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NJNG received $8.8M and $8.4M during the nine months ended June 30, 2024 and 2023, respectively, in connection with the sale leaseback of its natural gas meters. NJNG records the sale leaseback as a financing obligation for accounting purposes and has the option to purchase the meters back at fair value upon expiration of the lease.

Clean Energy Ventures

CEV received proceeds of $24.4M and $163.6M during the nine months ended June 30, 2024 and 2023, respectively, in connection with the sale leaseback of commercial solar assets. CEV records the sale leaseback as a financing obligation for accounting purposes and continues to operate the solar assets, including related expenses, retains the revenue generated from RECs and energy sales, and has the option to repurchase the assets sold or renew the lease at the end of the lease term.
10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

In January 2024, the Company announced changes to its postretirement medical benefits plan that replaces the existing retiree medical coverage for certain eligible employees and their dependents with an employer funded Health Reimbursement Arrangement. The liability associated with postretirement medical benefits was remeasured as of January 1, 2024. The change in post-retirement medical benefits is being amortized into earnings over approximately 8 years, the average remaining service to retirement for all plan participants.

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,		June 30,
(Thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$1,244	$1,350	$3,732	$4,051	$254	$618	$1,151	$1,854
Interest cost	4,060	3,794	12,180	11,381	1,809	2,286	6,519	6,859
Expected return on plan assets	(5,087)	(4,993)	(15,260)	(14,979)	(2,021)	(1,680)	(5,899)	(5,041)
Recognized actuarial loss	29	75	88	225	1,256	—	3,007	—
Prior service cost (credit) amortization	16	25	47	76	(3,339)	—	(6,676)	—
Net periodic benefit cost (credit)	$262	$251	$787	$754	$(2,041)	$1,224	$(1,898)	$3,672

The Company does not expect to make additional contributions to fund the pension plans during fiscal 2024 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the nine months ended June 30, 2024 and 2023.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Effective Tax Rate

The estimated annual effective tax rates were 21.7% and 21.9%, for the nine months ended June 30, 2024 and 2023, respectively.

To the extent there are discrete tax items that are not included in the estimated annual effective tax rate, the actual reported effective tax rate may differ from the estimated annual effective tax rate. During the nine months ended June 30, 2024 and 2023, discrete items totaled approximately $(0.8)M and $(16.3)M, respectively. During the nine months ended June 30, 2023, $(15.8)M related to the reversal of a valuation allowance for certain deferred tax assets, while the remaining amount related to excess tax (benefits) associated with the vesting of share-based awards for both fiscal 2024 and 2023. NJR’s effective tax rate was 21.4% and 15.9% during the nine months ended June 30, 2024 and 2023, respectively.

Other Tax Items

As of June 30, 2024 and September 30, 2023, the Company has tax credit carryforwards of approximately $186.0M and $191.2M, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2037.

As of June 30, 2024 and September 30, 2023, the Company has state income tax net operating losses of approximately $627.1M and $631.2M, respectively. These state net operating losses have carry-forward periods dictated by the state in which they were incurred and range from seven to 20 years, with the majority expiring after 2036. The Company expects to utilize this entire carryforward prior to expiration, except for state income tax attributes for which the Company had a valuation allowance of approximately $0.7M as of both June 30, 2024 and September 30, 2023, for which the Company could not conclude were realizable on a more-likely-than-not basis.

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

The following table presents the Company's lease costs included in the Unaudited Condensed Consolidated Statements of Operations:

		Three Months Ended		Nine Months Ended
		June 30,		June 30,
(Thousands)	Income Statement Location	2024	2023	2024	2023
Operating lease cost (1)	Operation and maintenance	$2,595	$2,276	$7,659	$7,000
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	540	540	1,620	1,565
Interest on lease liabilities	Interest expense, net of capitalized interest	222	283	710	816
Total finance lease cost		762	823	2,330	2,381
Variable lease cost	Operation and maintenance	105	158	551	653
Total lease cost		$3,462	$3,257	$10,540	$10,034
(1)Net of capitalized costs.

The following table presents supplemental cash flow information related to leases:

	Nine Months Ended
	June 30,
(Thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,947	$5,739
Operating cash flows for finance leases	$710	$816
Financing cash flows for finance leases	$5,820	$5,470

Assets obtained or modified through operating lease liabilities totaled approximately $9.8M during the three months ended June 30, 2024, and totaled approximately $13.9M and $0.4M during the nine months ended June 30, 2024 and 2023, respectively. There were no assets obtained or modified through operating lease liabilities during the three months ended June 30, 2023.

Assets obtained or modified through other leases, including those which are finance leases and financing transactions for accounting purposes, totaled $8.4M during the nine months ended June 30, 2023. There were no assets obtained or modified through finance leases during the three and nine months ended June 30, 2024, and the three months ended June 30, 2023.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the balance and classifications of the Company's right of use assets and lease liabilities included in the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	June 30, 2024	September 30, 2023
Assets
Noncurrent
Operating lease assets	Operating lease assets	$185,506	$175,740
Finance lease assets	Utility plant	26,628	28,248
Total lease assets		$212,134	$203,988
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$5,125	$4,772
Finance lease liabilities	Current maturities of long-term debt	8,183	8,477
Noncurrent
Operating lease liabilities	Operating lease liabilities	159,988	148,023
Finance lease liabilities	Long-term debt	17,349	22,875
Total lease liabilities		$190,645	$184,147

For operating lease assets and liabilities, the weighted average remaining lease term was 28.9 years and 29.2 years and the weighted average discount rate used in the valuation over the remaining lease term was 3.8% and 3.5% as of June 30, 2024 and September 30, 2023, respectively. For finance lease assets and liabilities, the weighted average remaining lease term was 3.2 years and 3.3 years and the weighted average discount rate used in the valuation over the remaining lease term was 3.3% and 2.7% as of June 30, 2024 and September 30, 2023, respectively.

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through September 2039, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $237.7M at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of June 30, 2024, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2024	2025	2026	2027	2028	Thereafter
ES:
Natural gas purchases	$9,998	$17,151	$1,090	$—	$—	$—
Storage demand fees	4,135	16,119	11,716	5,452	3,500	6,780
Pipeline demand fees	20,428	46,713	38,750	26,403	16,461	30,450
Sub-total ES	$34,561	$79,983	$51,556	$31,855	$19,961	$37,230
NJNG:
Natural gas purchases	$7,517	$—	$—	$—	$—	$—
Storage demand fees	11,284	38,199	22,632	11,160	4,877	—
Pipeline demand fees	38,840	207,812	148,510	129,238	113,964	967,006
Sub-total NJNG	$57,641	$246,011	$171,142	$140,398	$118,841	$967,006
Total	$92,202	$325,994	$222,698	$172,253	$138,802	$1,004,236

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $139.7M to $203.9M. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of June 30, 2024, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $153.8M on the Unaudited Condensed Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. As of June 30, 2024, $74.3M of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

Information related to the Company's various reporting segments and other operations during the three months ended June 30, 2024 and 2023, are as follows:

	Segments
(Thousands)	NJNG	CEV	ES		S&T	Subtotal	HSO	Elims	Total
2024
Operating revenues
External customers	$157,773	14,648	62,441	(1)	24,475	$259,337	16,299	—	$275,636
Intercompany	$337	—	—		—	$337	57	(394)	$—
Depreciation and amortization	$28,491	6,981	45	(2)	6,239	$41,756	308	(1,157)	$40,907
Interest income (3)	$571	—	151		2,574	$3,296	386	(1,447)	$2,235
Interest expense, net of capitalized interest	$14,239	7,027	3,946		5,773	$30,985	184	—	$31,169
Income tax (benefit) provision	$(1,132)	(2,008)	(1,553)		1,345	$(3,348)	640	(56)	$(2,764)
Equity in earnings of affiliates	$—	—	—		782	$782	—	558	$1,340
Net financial (loss) earnings	$(6,139)	(6,714)	(2,244)		4,140	$(10,957)	881	1,177	$(8,899)
Capital expenditures	$110,302	37,013	—		10,917	$158,232	252	—	$158,484
2023
Operating revenues
External customers	$144,971	13,178	69,542	(1)	21,435	$249,126	14,949	—	$264,075
Intercompany	$337	—	630		766	$1,733	6	(1,739)	$—
Depreciation and amortization	$25,825	6,672	51	(2)	6,102	$38,650	227	—	$38,877
Interest income (3)	$496	—	310		1,841	$2,647	753	(1,010)	$2,390
Interest expense, net of capitalized interest	$13,226	7,848	2,467		6,430	$29,971	148	—	$30,119
Income tax provision (benefit)	$196	(18,237)	(2,934)		535	$(20,440)	429	(494)	$(20,505)
Equity in earnings of affiliates	$—	—	—		377	$377	—	324	$701
Net financial earnings (loss)	$891	7,267	(1,604)		2,358	$8,912	523	235	$9,670
Capital expenditures	$102,555	10,905	—		3,450	$116,910	193	—	$117,103
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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information related to the Company's various reporting segments and other operations during the nine months ended June 30, 2024 and 2023, are as follows:

	Segments
(Thousands)	NJNG	CEV	ES		S&T	Subtotal	HSO	Elims	Total
2024
Operating revenues
External customers	$913,729	59,268	311,846	(1)	70,031	$1,354,874	45,885	—	$1,400,759
Intercompany	$1,012	—	(4,875)		1,348	$(2,515)	210	2,305	$—
Depreciation and amortization	$82,872	20,834	158	(2)	18,619	$122,483	808	(2,022)	$121,269
Interest income (3)	$1,666	—	422		7,462	$9,550	1,074	(4,327)	$6,297
Interest expense, net of capitalized interest	$43,840	21,656	10,585		17,574	$93,655	608	—	$94,263
Income tax provision (benefit)	$34,000	(471)	11,247		2,996	$47,772	1,108	5,239	$54,119
Equity in earnings of affiliates	$—	—	—		1,860	$1,860	—	1,878	$3,738
Net financial earnings (loss)	$152,400	(1,808)	43,231		9,761	$203,584	665	(2,128)	$202,121
Capital expenditures	$287,727	74,096	—		32,225	$394,048	1,738	—	$395,786
2023
Operating revenues
External customers	$902,880	40,376	579,494	(1)	66,452	$1,589,202	42,467	—	$1,631,669
Intercompany	$1,012	—	9,190		3,474	$13,676	202	(13,878)	$—
Depreciation and amortization	$76,034	18,713	170	(2)	18,064	$112,981	669	—	$113,650
Interest income (3)	$1,285	—	959		4,926	$7,170	2,141	(2,726)	$6,585
Interest expense, net of capitalized interest	$40,814	21,059	8,274		19,265	$89,412	459	—	$89,871
Income tax provision (benefit)	$38,503	(23,079)	23,046		3,074	$41,544	1,134	381	$43,059
Equity in earnings of affiliates	$—	—	—		2,263	$2,263	—	515	$2,778
Net financial earnings (loss)	$156,252	(5,694)	72,054		11,051	$233,663	1,307	(2,706)	$232,264
Capital expenditures	$277,226	68,604	—		33,291	$379,121	1,093	—	$380,214
(1)Includes sales to Canada for the ES segment, which are immaterial.
(2)The amortization of acquired wholesale energy contracts is excluded above and is included in natural gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.
(3)Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

The Company's assets for the various reporting segments and business operations are detailed below:

	Segments						Intercompany
(Thousands)	NJNG	CEV	ES	S&T	Subtotal	HSO	Assets (1)	Total
June 30, 2024	$4,612,429	1,166,799	100,522	1,019,064	$6,898,814	181,479	(296,172)	$6,784,121
September 30, 2023	$4,414,829	1,128,577	123,775	1,011,959	$6,679,140	171,275	(312,919)	$6,537,496
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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's reporting segments and other business operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2024	2023	2024	2023
Net financial (loss) earnings	$(8,899)	$9,670	$202,121	$232,264
Less:
Unrealized loss (gain) on derivative instruments and related transactions	3,803	(12,970)	23,860	(30,502)
Tax effect	(903)	3,083	(5,670)	7,250
Effects of economic hedging related to natural gas inventory	(385)	24,116	(19,458)	36,885
Tax effect	91	(5,731)	4,624	(8,766)
Gain on equity method investment	—	(100)	—	(300)
Tax effect	—	24	—	74
NFE tax adjustment	69	(284)	116	(77)
Net (loss) income	$(11,574)	$1,532	$198,649	$227,700

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

ES may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of June 30, 2024, ES entered into transactions with Steckman Ridge for varying terms, all of which expire by March 31, 2027.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2024	2023	2024	2023
NJNG	$1,541	$1,703	$4,781	$4,973
ES	188	167	626	494
Total	$1,729	$1,870	$5,407	$5,467

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	June 30, 2024	September 30, 2023
NJNG	$775	$775
ES	100	84
Total	$875	$859

NJNG and ES enter into various AMAs, the effects of which are eliminated in consolidation. Under the terms of these AMAs, NJNG releases certain transportation and storage contracts to ES. NJNG and ES had one AMA, which expired on March 31, 2024, and was not renewed.

NJNG entered into two transportation agreements with Adelphia, each for committed capacity of 130,000 Dekatherms per day. The first is for 5 years in Zone South with an expiration date of August 8, 2027, and the second is for 15 years in Zone North, which began on November 1, 2023, with an expiration date of October 31, 2038.

ES had a 5-year agreement for 3 Bcf of firm storage capacity with Leaf River, the effects of which were eliminated in consolidation. The agreement expired on March 31, 2024, and was not renewed.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Net (loss) income by reporting segment and other business operations, which are discussed in detail within the operating results sections of each reporting segment and other business operations, are as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2024		2023		2024		2023
Net (loss) income
NJNG	$(6,139)	53%	$891	58%	$152,400	77%	$156,252	69%
CEV	(6,714)	58	7,267	474	(1,808)	(1)	(5,694)	(3)
ES	(4,919)	43	(9,336)	(609)	36,042	18	74,271	32
S&T	4,140	(36)	2,434	159	9,761	5	11,277	5
HSO	881	(8)	523	34	665	—	1,307	1
Eliminations (1)	1,177	(10)	(247)	(16)	1,589	1	(9,713)	(4)
Total	$(11,574)	100%	$1,532	100%	$198,649	100%	$227,700	100%
(1)    Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated net loss increased approximately $13.1M during the three months ended June 30, 2024, compared with the three months ended June 30, 2023, due primarily to the following factors:
•$14.0M decrease at CEV due to the reversal of a valuation allowance for certain deferred tax assets during June 2023, which did not reoccur; and
•$7.0M decrease at NJNG due to increased O&M and depreciation expenses; partially offset by
•$4.4M increase at ES due to reduced gas purchases related to lower natural gas prices; and
•$1.7M increase at S&T due to higher fixed price contract revenue for Adelphia.

Consolidated net income decreased approximately $29.1M during the nine months ended June 30, 2024, compared with the nine months ended June 30, 2023, due primarily to the following factors:
•$38.2M decrease at ES due to a period of higher volatility in natural gas prices related to Winter Storm Elliott in December 2022 that did not reoccur during the current fiscal year; partially offset by

•$3.9M increase at CEV due to higher SREC, TREC and electricity sales along with an increase in recognition of the value of ITCs associated with solar sale leaseback financing transactions, partially offset by the valuation allowance reversal in June 2023 as previously discussed.

The primary drivers of the changes noted above are described in more detail in the individual reporting segment and other business operations discussions.

Assets by reporting segment and operations are as follows:

(Thousands)	June 30, 2024		September 30, 2023
Assets
NJNG	$4,612,429	68%	$4,414,829	68%
CEV	1,166,799	17	1,128,577	17
ES	100,522	1	123,775	2
S&T	1,019,064	15	1,011,959	15
HSO	181,479	3	171,275	3
Intercompany assets (1)	(296,172)	(4)	(312,919)	(5)
Total	$6,784,121	100%	$6,537,496	100%
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated assets increased approximately $246.6M as of June 30, 2024, compared with September 30, 2023, due primarily to the following factors:
•$199.0M increase in utility plant expenditures, net at NJNG;
•$63.8M increase in nonutility plant and equipment, net at CEV and S&T; and
•$32.2M increase in receivables primarily at NJNG; partially offset by
•$67.3M decrease in gas in storage at NJNG and ES; and
•$27.5M decrease in noncurrent regulatory assets due primarily to the remeasurement of the Company's other postretirement benefits at NJNG.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2024	2023	2024	2023
Net (loss) income	$(11,574)	$1,532	$198,649	$227,700
Add:
Unrealized loss (gain) on derivative instruments and related transactions	3,803	(12,970)	23,860	(30,502)
Tax effect	(903)	3,083	(5,670)	7,250
Effects of economic hedging related to natural gas inventory (1)	(385)	24,116	(19,458)	36,885
Tax effect	91	(5,731)	4,624	(8,766)
Gain on equity method investment	—	(100)	—	(300)
Tax effect	—	24	—	74
NFE tax adjustment	69	(284)	116	(77)
Net financial (loss) earnings	$(8,899)	$9,670	$202,121	$232,264
Basic (loss) earnings per share	$(0.12)	$0.02	$2.02	$2.35
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.04	(0.14)	0.24	(0.31)
Tax effect	(0.01)	0.03	(0.06)	0.07
Effects of economic hedging related to natural gas inventory (1)	—	0.25	(0.20)	0.38
Tax effect	—	(0.06)	0.05	(0.09)
Basic net financial (loss) earnings per share	$(0.09)	$0.10	$2.05	$2.40
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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NFE by reporting segment and other business operations, which are discussed in detail within the operating results sections of each reporting segment and other business operations, is summarized as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2024		2023		2024		2023
Net financial (loss) earnings
NJNG	$(6,139)	69%	$891	9%	$152,400	76%	$156,252	67%
CEV	(6,714)	75	7,267	75	(1,808)	(1)	(5,694)	(3)
ES	(2,244)	25	(1,604)	(16)	43,231	21	72,054	31
S&T	4,140	(46)	2,358	24	9,761	5	11,051	5
HSO	881	(10)	523	6	665	—	1,307	1
Eliminations (1)	1,177	(13)	235	2	(2,128)	(1)	(2,706)	(1)
Total	$(8,899)	100%	$9,670	100%	$202,121	100%	$232,264	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated NFE decreased approximately $18.6M during the three months ended June 30, 2024, compared with the three months ended June 30, 2023, due primarily to a $14.0M decrease in earnings at CEV, as previously discussed.

Consolidated NFE decreased approximately $30.1M during the nine months ended June 30, 2024, compared with the nine months ended June 30, 2023, due primarily to the following factors:
•$28.8M decrease at ES due to higher volatility in natural gas prices in the prior year, as previously discussed; partially offset by
•$3.9M increase at CEV, as previously discussed.

Natural Gas Distribution

Overview

Natural Gas Distribution is comprised of NJNG, a natural gas utility that provides regulated natural gas service throughout Burlington, Middlesex, Monmouth, Morris, Ocean, and Sussex counties in New Jersey to approximately 582,100 residential and commercial customers in its service territory and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which may include but are not limited to impacts to customer growth and customer usage, customer collections, the timing and costs of capital expenditures and construction of infrastructure projects, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. In addition, NJNG may be subject to adverse economic conditions such as inflation and rising natural gas costs, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Base Rate Case

On January 31, 2024, NJNG filed a base rate case with the BPU requesting a natural gas revenue increase of $222.6M including a recovery of infrastructure investments, a change in the Company’s overall rate of return on rate base to 7.57% and a change in the return on common equity to 10.42%. On May 15, 2024, the filing was updated to reflect actual results through March 31, 2024, which reduced the requested increase to $219.6M.

Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant expenditures associated with customer growth and its associated pipeline integrity management and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals, for the nine months ended June 30, 2024, and estimates of expected investments for fiscal 2024 and 2025:

$175
$150
$125
$100
$75
$50
$25
$0
$ (Millions)
$100.0
$87.8
$72.6
$155.0
$157.5
$112.7
$30.0
$28.0
$22.6
$62.5
$22.5
$48.8
$38.0
$38.0
$30.4
$27.0
$52.5
$5.2
Customer Growth
System Integrity
Infrastructure Investment Program
Technology Upgrades
Cost of Removal
Other
2024E
2025E
2024A

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

On March 28, 2024, NJNG submitted its annual IIP filing to the BPU requesting a rate increase for capital expenditures of $43.5M through June 30, 2024. The filing was updated July 26, 2024, to reflect actual expenses of $41.2M through June 30, 2024, which will result in a $5.3M revenue increase, with a proposed effective date of October 1, 2024.

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

NJNG's total customers include the following:

	June 30, 2024	June 30, 2023
Firm customers
Residential	527,110	518,359
Commercial, industrial & other	32,318	32,084
Residential transport	14,607	16,340
Commercial transport	7,962	8,020
Total firm customers	581,997	574,803
Other	103	97
Total customers	582,100	574,900

During the nine months ended June 30, 2024 and 2023, NJNG added 5,939 and 5,892 new customers, respectively. NJNG expects new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $5.1M of incremental Utility Gross Margin on an annualized basis.

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

On May 31, 2024, NJNG submitted its annual EE filing with the BPU for the recovery of SAVEGREEN costs, proposing an increase in annual recoveries of approximately $5.6M, which would be effective October 1, 2024.

Program recoveries from customers during the nine months ended June 30, 2024 and 2023, were $22.6M and $15.9M, respectively. The recovery includes a weighted average cost of capital that ranges from 6.84% to 6.9%, with a return on equity of 9.6% to 9.75%.

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

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2024	2023	2024	2023
Weather (1)	$3,380	$5,649	$36,907	$44,675
Usage	1,906	2,290	8,588	3,358
Total	$5,286	$7,939	$45,495	$48,033
(1)Compared with the 20-year average, weather was 12.6% and 11.0% warmer-than-normal during the three and nine months ended June 30, 2024 and 17.2% and 13.5% warmer-than-normal during the three and nine months ended June 30, 2023.

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

On May 31, 2024, NJNG filed its annual petition to modify its BGSS rates for residential and small business customers, the balancing charge and CIP rates. This included a $31.0M decrease to the annual revenues credited to BGSS, a $40.3M annual increase related to its balancing charge and a $0.6M decrease to CIP rates, which would be effective October 1, 2024. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers, and balancing charge revenues are credited to BGSS.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of Utility Gross Margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply, transportation and storage assets. Depending on the program, NJNG shares 80 or 85% of Utility Gross Margin generated by these programs with firm customers. Utility Gross Margin from incentive programs was approximately $2.9M during both the three months ended June 30, 2024 and 2023, and $16.2M and $17.4M during the nine months ended June 30, 2024 and 2023, respectively.

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
(1) Data sourced from Standard & Poor's Financial Services, LLC Global Platts.

The maximum price per MMBtu was $20.98 and $32.46 and the minimum price was $0.89 and $0.67 for the nine months ended June 30, 2024 and 2023, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Operating Results and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On June 28, 2024, NJNG submitted its annual USF filing to the BPU requesting an increase to the statewide USF rate, which will result in a $6.8M increase to annual recoveries, which would be effective October 1, 2024.

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs at the end of each fiscal year and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $153.8M as of June 30, 2024, a decrease of $15.6M compared with the prior fiscal period. See Note 13. Commitments and Contingent Liabilities for more details.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 4. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2024	2023	2024	2023
Operating revenues (1)	$158,110	$145,308	$914,741	$903,892
Operating expenses
Natural gas purchases (2)(3)	55,699	44,669	380,818	388,134
Operation and maintenance	64,514	58,303	178,773	166,499
Regulatory rider expense (4)	8,343	6,120	56,761	47,525
Depreciation and amortization	28,491	25,825	82,872	76,034
Total operating expenses	157,047	134,917	699,224	678,192
Operating income	1,063	10,391	215,517	225,700
Other income, net	5,905	3,922	14,723	9,869
Interest expense, net of capitalized interest	14,239	13,226	43,840	40,814
Income tax (benefit) provision	(1,132)	196	34,000	38,503
Net (loss) income	$(6,139)	$891	$152,400	$156,252
(1)Includes nonutility revenue of approximately $0.3M and $1.0M for both the three and nine months ended June 30, 2024 and 2023, for lease agreements with various NJR subsidiaries leasing office space from NJNG at the Company’s headquarters, which are eliminated in consolidation.
(2)Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.
(3)Includes related party transactions of approximately $2.3M and $7.0M for both the three and nine months ended June 30, 2024 and 2023, a portion of which is eliminated in consolidation.
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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Revenues and Natural Gas Purchases

Operating revenues increased 8.8% and natural gas purchases increased 24.7% during the three months ended June 30, 2024, compared with the three months ended June 30, 2023. Operating revenues increased 1.2% and natural gas purchases decreased 1.9% during the nine months ended June 30, 2024, compared with the nine months ended June 30, 2023.

The factors contributing to the increases and decreases in operating revenues and natural gas purchases are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024 v. 2023		2024 v. 2023
(Thousands)	Operating revenues	Natural gas purchases	Operating revenues	Natural gas purchases
BGSS incentives	$14,364	$14,380	$16,419	$17,632
Firm sales	4,004	2,988	18,126	6,849
Average BGSS rates	(5,251)	(5,251)	(61,836)	(61,836)
Bill credits	—	—	31,581	31,581
CIP adjustments	(2,653)	—	(2,538)	—
Riders and other (1)	2,338	(1,087)	9,097	(1,542)
Total increase (decrease)	$12,802	$11,030	$10,849	$(7,316)
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

Utility Gross Margin

A reconciliation of gross margin, the closest GAAP financial measure to NJNG's Utility Gross Margin, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2024	2023	2024	2023
Operating revenues	$158,110	$145,308	$914,741	$903,892
Less:
Natural gas purchases	55,699	44,669	380,818	388,134
Operation and maintenance (1)	35,709	31,436	91,050	88,441
Regulatory rider expense	8,343	6,120	56,761	47,525
Depreciation and amortization	28,491	25,825	82,872	76,034
Gross margin	29,868	37,258	303,240	303,758
Add:
Operation and maintenance (1)	35,709	31,436	91,050	88,441
Depreciation and amortization	28,491	25,825	82,872	76,034
Utility Gross Margin	$94,068	$94,519	$477,162	$468,233
(1)Excludes SG&A of approximately $28.8M and $26.9M for the three months ended June 30, 2024 and 2023, respectively, and $87.7M and $78.1M for the nine months ended June 30, 2024 and 2023, respectively.

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

The following provides more information on the components of Utility Gross Margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2024		2023		2024		2023
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility Gross Margin/throughput
Residential	$59,036	6.2	$59,723	5.7	$330,568	41.1	$321,017	39.9
Commercial, industrial and other	15,468	1.2	14,897	1.2	64,975	7.7	65,742	7.7
Firm transportation	15,499	2.0	15,815	2.2	62,753	10.3	61,503	10.7
Total utility firm gross margin/throughput	90,003	9.4	90,435	9.1	458,296	59.1	448,262	58.3
BGSS incentive programs	2,919	12.3	2,935	13.8	16,186	76.6	17,399	52.4
Interruptible/off-tariff agreements	1,146	9.7	1,149	10.4	2,680	16.3	2,572	17.0
Total Utility Gross Margin/throughput	$94,068	31.4	$94,519	33.3	$477,162	152.0	$468,233	127.7

Utility Firm Gross Margin

Utility firm gross margin remained relatively consistent during the three months ended June 30, 2024, compared with the three months ended June 30, 2023. Utility firm gross margin increased $10.0M during the nine months ended June 30, 2024, compared with the nine months ended June 30, 2023, due primarily to increased residential customers.

The factors contributing to the change in Utility Gross Margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2024 v. 2023	2024 v. 2023
Storage	$(139)	$(936)
Off-system sales	208	(227)
Capacity release	(85)	(50)
Total decrease	$(16)	$(1,213)

BGSS incentive programs remained relatively consistent during the three months ended June 30, 2024, compared with the three months ended June 30, 2023. BGSS incentive programs decreased during the nine months ended June 30, 2024, compared with the nine months ended June 30, 2023, due primarily to decreased margins from storage due to reduced market volatility.

Net (Loss) Income

Net loss increased approximately $7.0M during the three months ended June 30, 2024, compared with the three months ended June 30, 2023, due primarily to the following factors:
•$6.2M increase in O&M due to higher employee related expenses and information technology costs; and
•$2.7M increase in depreciation expense as a result of additional utility plant being placed into service; partially offset by
•$2.0M increase in other income, net due primarily to the remeasurement of the Company's other postretirement benefits.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income decreased approximately $3.9M during the nine months ended June 30, 2024, compared with the nine months ended June 30, 2023.
•$12.3M increase in O&M; and
•$6.8M increase in depreciation expense; partially offset by
•$8.9M increase in Utility Gross Margin; and
•$4.9M increase in other income, net, as previously discussed.

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

Solar projects placed in service and related expenditures are as follows:

	Three Months Ended
	June 30,
($ in Thousands)	2024			2023
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected (1)	—	—	$—	—	—	$(539)
Net-metered:
Commercial (1)	1	2.3	10,897	—	—	1,406
Sunlight Advantage®	64	0.7	2,334	86	1.0	3,502
Total placed in service	65	3.0	$13,231	86	1.0	$4,369

	Nine Months Ended
	June 30,
($ in Thousands)	2024			2023
Placed in service	Projects	MW	Costs	Projects	MW	Costs
Grid-connected (1)	—	—	$—	3	35.7	$89,613
Net-metered:
Commercial (1)	2	5.1	18,773	3	15.5	37,895
Sunlight Advantage®	212	2.5	8,111	235	2.8	9,111
Total placed in service	214	7.6	$26,884	241	54.0	$136,619
(1)Includes projects subject to sale leaseback arrangements.

CEV has approximately 476.5 MW of solar capacity in service. Projects that were placed in service through December 31, 2019, qualified for a 30% federal ITC. The credit declined to 26% for property under construction during 2020 through the end of 2022. In August 2022, the federal ITC was restored to 30% through the end of 2032. There are additional opportunities to increase the credit amount for certain facilities that are placed in service after December 31, 2022, based upon the type of project and location.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
CEV may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. The Company will continue to operate the solar assets and are responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. ITCs and other tax attributes associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first 5 years of in-service life, CEV recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. CEV received proceeds of approximately $101.8M during the three months ended June 30, 2023, and $24.4M and $163.6M during the nine months ended June 30, 2024 and 2023, respectively, in connection with sale leasebacks of commercial solar assets. There were no proceeds received during the three months ended June 30, 2024.

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

In July 2021, the BPU established a new successor solar incentive program. This Administratively Determined Incentive Program provides administratively set incentives for net metered residential projects and net metered non-residential projects of 5 MW or less. RECs generated through the production of electricity under this program are known as SREC IIs.

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

REC activity during the nine months ended, consisted of the following:

	Beginning inventory balance	RECs		Ending inventory balance	Average
		Generated	Delivered		Sale Price
June 30, 2024
SRECs	144,138	267,155	(124,323)	286,970	$211
TRECs (1)	10,120	63,799	(59,663)	14,256	$141
SREC IIs (1)	6,013	12,259	(8,326)	9,946	$89
June 30, 2023
SRECs	116,005	292,753	(48,871)	359,887	$211
TRECs (1)	10,759	52,013	(43,154)	19,618	$141
SREC IIs (1)	247	5,803	(2,360)	3,690	$91
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

Energy Year (1)	Percent of SRECs Hedged
2024	100%
2025	88%
2026	88%
2027	51%
2028	39%
(1)Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of RECs by our solar assets. All related costs are included as a component of O&M on the Unaudited Condensed Consolidated Statements of Operations, including such expenses as facility maintenance and broker fees.

Operating Results

CEV’s financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2024	2023	2024	2023
Operating revenues	$14,648	$13,178	$59,268	$40,376
Operating expenses
Operation and maintenance	11,296	9,850	31,419	30,330
Depreciation and amortization	6,981	6,672	20,834	18,713
Total operating expenses	18,277	16,522	52,253	49,043
Operating (loss) income	(3,629)	(3,344)	7,015	(8,667)
Other income, net	1,934	222	12,362	953
Interest expense, net	7,027	7,848	21,656	21,059
Income tax benefit	(2,008)	(18,237)	(471)	(23,079)
Net (loss) income	$(6,714)	$7,267	$(1,808)	$(5,694)

Net loss increased approximately $14.0M during the three months ended June 30, 2024, compared with the three months ended June 30, 2023, due primarily to the following factors:
•$16.2M decrease in income tax benefit due to the reversal of a valuation allowance for certain deferred tax assets during June 2023; and
•$1.4M increase in O&M due to higher project maintenance expenses and lease expenses; partially offset by
•$1.7M increase in other income, net due primarily to the recognition of ITCs associated with solar sale leaseback financing transactions; and
•$1.5M increase in operating revenues due to higher SREC and electricity sales.

Net loss decreased approximately $3.9M during the nine months ended June 30, 2024, compared with the nine months ended June 30, 2023, due primarily to the following factors:
•$18.9M increase in operating revenues due to higher SREC, TREC and electricity sales; and
•$11.4M increase in other income, net due primarily to the recognition of ITCs associated with solar sale leaseback financing transactions; partially offset by
•$22.6M decrease in income tax benefit as previously discussed;
•$2.1M increase in depreciation expense as a result of additional solar assets being placed into service; and
•$1.1M increase in O&M as previously discussed.

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

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and ES may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500M, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced on November 1, 2021. NJR will receive a total of approximately $260M in cash from fiscal 2022 through fiscal 2024 and $34M per year from fiscal 2025 through fiscal 2031 under the agreements. ES recognized operating revenue of approximately $9.5M during both the three months ended June 30, 2024 and 2023, and $28.5M and $39.0M during the nine months ended June 30, 2024 and 2023, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $97.7M and $58.7M as of June 30, 2024 and September 30, 2023, respectively, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

ES’ financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2024	2023	2024	2023
Operating revenues (1)	$62,441	$70,172	$306,971	$588,684
Operating expenses
Natural gas purchases (including demand charges (2)(3))	61,041	76,599	226,841	471,000
Operation and maintenance	4,187	3,699	22,934	13,144
Depreciation and amortization	45	51	158	170
Total operating expenses	65,273	80,349	249,933	484,314
Operating (loss) income	(2,832)	(10,177)	57,038	104,370
Other income, net	306	374	836	1,221
Interest expense, net	3,946	2,467	10,585	8,274
Income tax (benefit) provision	(1,553)	(2,934)	11,247	23,046
Net (loss) income	$(4,919)	$(9,336)	$36,042	$74,271
(1)Includes related party transactions of approximately $0.6M during the three months ended June 30, 2023, and approximately $(4.9)M and $9.2M during the nine months ended June 30, 2024 and 2023, respectively, which are eliminated in consolidation. There were no related party transactions during the three months ended June 30, 2024.
(2)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to 10 years.
(3)Includes related party transactions of approximately $0.3M and $0.2M during the three months ended June 30, 2024 and 2023, respectively, and approximately $0.9M and $0.7M during the nine months ended June 30, 2024 and 2023, respectively, a portion of which is eliminated in consolidation.

ES' portfolio of financial derivative instruments are composed of:

	Nine Months Ended
	June 30,
(in Bcf)	2024	2023
Net short futures and swaps contracts	6.9	14.2

During the nine months ended June 30, 2024 and 2023, the net short position resulted in an unrealized gain of approximately $1.3M and $15.6M, respectively.

Operating revenues decreased approximately $7.7M and $281.7M and natural gas purchases decreased approximately $15.6M and $244.2M during the three and nine months ended June 30, 2024, compared with the three and nine months ended June 30, 2023, respectively, due primarily to a decrease in natural gas prices of 9.7% and 40.4%, respectively. The decrease for the nine months is also related to the prior year volatility resulting from Winter Storm Elliott, which occurred during December 2022.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net loss decreased approximately $4.4M during the three months ended June 30, 2024, compared with the three months ended June 30, 2023, due primarily to the following factors:
•$15.6M decrease in natural gas purchases, as previously discussed, partially offset by
•$7.7M decrease in operating revenues, as previously discussed;
•$1.4M decrease in income tax benefit; and
•$1.5M increase in interest expense due to increased borrowings and higher interest rates.

Net income decreased approximately $38.2M during the nine months ended June 30, 2024, compared with the nine months ended June 30, 2023, due primarily to the following factors:
•$281.7M decrease in operating revenues, as previously discussed;
•$9.8M increase in O&M due to higher employee related expenses and a reduction in the reserve for bad debt in the prior year; and
•$2.3M increase in interest expense due to increased borrowings and higher interest rates; partially offset by
•$244.2M decrease in natural gas purchases, as previously discussed; and
•$11.8M decrease in income tax expense related to lower operating income.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Financial Margin

A reconciliation of gross margin, the closest GAAP financial measure, to ES' Financial Margin is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2024	2023	2024	2023
Operating revenues (1)	$62,441	$70,172	$306,971	$588,684
Less:
Natural gas purchases	61,041	76,599	226,841	471,000
Operation and maintenance (2)	3,814	3,244	21,605	14,366
Depreciation and amortization	45	51	158	170
Gross margin	(2,459)	(9,722)	58,367	103,148
Add:
Operation and maintenance (2)	3,814	3,244	21,605	14,366
Depreciation and amortization	45	51	158	170
Unrealized loss (gain) on derivative instruments and related transactions	3,804	(13,601)	28,736	(39,692)
Effects of economic hedging related to natural gas inventory (3)	(385)	24,116	(19,458)	36,885
Financial Margin	$4,819	$4,088	$89,408	$114,877
(1)Includes unrealized losses (gains) related to an intercompany transaction between NJNG and ES that have been eliminated in consolidation of approximately $0.6M during the three months ended June 30, 2023, and approximately $(4.9)M and $9.2M during the nine months ended June 30, 2024 and 2023, respectively. There were no related party transactions during the three months ended June 30, 2024.
(2)Excludes SG&A of approximately $0.4M and $0.5M during the three months ended June 30, 2024 and 2023, respectively, and approximately $1.3M and $(1.2)M during the nine months ended June 30, 2024 and 2023, respectively.
(3)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

Financial Margin remained relatively consistent during the three months ended June 30, 2024, compared with the three months ended June 30, 2023. Financial Margin decreased approximately $25.5M during the nine months ended June 30, 2024, compared with the nine months ended June 30, 2023, respectively, due primarily to higher natural gas price volatility in December 2022 due to Winter Storm Elliott, as previously discussed.

Net Financial Earnings

A reconciliation of ES's net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2024	2023	2024	2023
Net (loss) income	$(4,919)	$(9,336)	$36,042	$74,271
Add:
Unrealized loss (gain) on derivative instruments and related transactions	3,804	(13,601)	28,736	(39,692)
Tax effect (1)	(904)	3,232	(6,829)	9,433
Effects of economic hedging related to natural gas inventory	(385)	24,116	(19,458)	36,885
Tax effect	91	(5,731)	4,624	(8,766)
Net income to NFE tax adjustment	69	(284)	116	(77)
Net financial (loss) earnings	$(2,244)	$(1,604)	$43,231	$72,054
(1)Includes taxes related to an intercompany transaction between NJNG and ES that have been eliminated in consolidation of approximately $1.2M and $(2.2)M during the nine months ended June 30, 2024 and 2023, respectively. Taxes that have been eliminated in consolidation were immaterial for both the three months ended June 30, 2024 and 2023.

NFE remained relatively consistent during the three months ended June 30, 2024, compared with the three months ended June 30, 2023. NFE decreased approximately $28.8M during the nine months ended June 30, 2024, compared with the nine months ended June 30, 2023, respectively, due primarily to a decrease in Financial Margin, as previously discussed.

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

Operating Results

The financial results of S&T are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2024	2023	2024	2023
Operating revenues (1)	$24,475	$22,201	$71,379	$69,926
Operating expenses
Natural gas purchases	220	205	847	1,387
Operation and maintenance	10,079	8,687	30,742	23,951
Depreciation and amortization	6,239	6,102	18,619	18,064
Total operating expenses	16,538	14,994	50,208	43,402
Operating income	7,937	7,207	21,171	26,524
Other income, net	2,539	1,815	7,300	4,829
Interest expense, net	5,773	6,430	17,574	19,265
Income tax provision	1,345	535	2,996	3,074
Equity in earnings of affiliates	782	377	1,860	2,263
Net income	$4,140	$2,434	$9,761	$11,277
(1)Includes related party transactions of approximately $0.8M during the three months ended June 30, 2023, and approximately $1.3M and $3.5M during the nine months ended June 30, 2024 and 2023, respectively, which are eliminated in consolidation. There were no related party transactions during the three months ended June 30, 2024.

Net income increased $1.7M during the three months ended June 30, 2024, compared with the three months ended June 30, 2023, due primarily to the following factors:
•$2.3M increase in operating revenues due to higher fixed price contract revenue for Adelphia; and
•$0.7M increase in other income, net due to increased interest income from the outstanding loan with Steckman Ridge, as a result of higher interest rates; partially offset by
•$1.4M increase in O&M due to increased employee related expenses and consulting fees.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income decreased approximately $1.5M during the nine months ended June 30, 2024, compared with the nine months ended June 30, 2023, due primarily to the following factors:
•$6.8M increase in O&M as previously discussed; partially offset by
•$2.5M increase in other income, net due to increased interest income from the outstanding loan with Steckman Ridge, as a result of higher interest rates; and
•$1.5M increase in operating revenues due to higher fixed price contract revenue for Adelphia.

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

A reconciliation of S&T's net income, the most directly comparable GAAP financial measure to NFE, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2024	2023	2024	2023
Net income	$4,140	$2,434	$9,761	$11,277
Add:
Gain on equity method investment	—	(100)	—	(300)
Tax effect	—	24	—	74
Net financial earnings	$4,140	$2,358	$9,761	$11,051

NFE increased $1.8M during the three months ended June 30, 2024, compared with the three months ended June 30, 2023, due primary to an increase in net income, as previously discussed, and decreased approximately $1.3M during the nine months ended June 30, 2024, compared with the nine months ended June 30, 2023, due primarily to a decrease in net income, as previously discussed.

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

Operating Results

The condensed financial results of HSO are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2024	2023	2024	2023
Operating revenues	$16,356	$14,955	$46,095	$42,669

Income before income taxes	$1,521	$952	$1,773	$2,441
Income tax provision	640	429	1,108	1,134
Net income	$881	$523	$665	$1,307

Net income remained relatively consistent during the three and nine months ended June 30, 2024, compared with the three and nine months ended June 30, 2023.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each reporting segment and business operations and provides adequate financial flexibility for accessing capital markets as required. Our consolidated capital structure was as follows:

	June 30, 2024	September 30, 2023
Common stock equity	40%	39%
Long-term debt	52	54
Short-term debt	8	7
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $3.6M and $3.8M of equity through the DRP during the three months ended June 30, 2024 and 2023, respectively, and $11.1M and $11.4M during the nine months ended June 30, 2024 and 2023, respectively.

During the three months ended June 30, 2024 and 2023, we raised approximately $11.4M and $24.9M of equity by issuing approximately 262,000 shares and 519,000 shares through the waiver discount feature of the DRP, respectively. During the nine months ended June 30, 2024 and 2023, we raised approximately $47.3M and $42.8M of equity by issuing approximately 1.1M shares and 887,000 shares through the waiver discount feature of the DRP, respectively.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5M shares of common stock for repurchase. Since inception, we repurchased a total of approximately 17.8M of those shares and may repurchase an additional 1.7M shares under the approved program. There were no shares repurchased during the three and nine months ended June 30, 2024 and 2023.

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

We believe that as of June 30, 2024, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of June 30, 2024, NJR had a revolving credit facility totaling $650M, with $385.9M available under the facility.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250M NJNG Credit Facility. As of June 30, 2024, there was $249.3M available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit.

Short-term borrowings were as follows:

	Three Months Ended	Nine Months Ended
(Thousands)	June 30, 2024
NJR
Notes Payable to banks:
Balance at end of period	$254,800	$254,800
Weighted average interest rate at end of period	6.54%	6.54%
Average balance for the period	$201,381	$202,359
Weighted average interest rate for average balance	6.51%	6.53%
Month end maximum for the period	$254,800	$254,800
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Average balance for the period	$39,540	$54,858
Weighted average interest rate for average balance	5.48%	5.48%
Month end maximum for the period	$76,800	$106,700

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

As of June 30, 2024, NJR had ten letters of credit outstanding totaling $9.3M, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during fiscal 2024, NJR’s average interest rate was 6.53%, resulting in interest expense of approximately $10.1M. Based on average borrowings of $202.4M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $1.5M during fiscal 2024.

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

As of June 30, 2024, NJNG had two letters of credit outstanding for $0.7M, which reduced the amount available under the NJNG Credit Facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during fiscal 2024, NJNG’s average interest rate was 5.48%, resulting in interest expense of $2.3M. Based on average borrowings of $54.9M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $0.4M during fiscal 2024.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Long-Term Debt

NJR

As of June 30, 2024, NJR had the following outstanding:
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

NJNG

As of June 30, 2024, NJNG's long-term debt consisted of approximately $1.6B in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2025 to 2061, and approximately $24.5M in sale leasebacks of natural gas meters with various maturities ranging from 2025 to 2030.

In September 2023, NJNG entered into a Note Purchase Agreement for $100M aggregate principal amount of its senior notes consisting of $50M of 5.56% senior notes due September 28, 2033, which closed on September 28, 2023, and $50M of 5.85% senior notes due October 30, 2053, which closed on October 30, 2023.

On June 26, 2024, NJNG entered into a Note Purchase Agreement for $200M aggregate principal amount of its senior notes consisting of $125M of 5.82% senior notes due June 26, 2054, which closed on June 26, 2024, and $75M of 5.49% senior notes due September 30, 2034, which is expected to close on September 30, 2024.

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

Sale Leaseback

NJNG received approximately $8.8M and $8.4M during the nine months ended June 30, 2024 and 2023, respectively, in connection with the sale leaseback of its natural gas meters. NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to repurchase the assets sold or renew the lease at the end of the term. As NJNG retains control of the natural gas meters, these arrangements do not qualify as a sale. NJNG uses the financing method to account for the transactions. NJNG continues to evaluate this sale leaseback program based on current market conditions. Natural gas meters are excluded from the lien on NJNG property under the Mortgage Indenture.

CEV enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to 15 years. The Company has concluded that these arrangements do not qualify as a sale for accounting purposes, as the Company retains control of the underlying assets, and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. CEV continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the nine months ended June 30, 2024 and 2023, CEV received proceeds of approximately $24.4M and $163.6M, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

Contractual Obligations and Capital Expenditures

As of June 30, 2024, there were NJR guarantees covering approximately $147.3M of natural gas purchases and ES demand fee commitments and twelve outstanding letters of credit totaling approximately $10.0M, as previously mentioned, not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJNG's total capital expenditures are projected to be between $397M and $428M during fiscal 2024. Total capital expenditures spent or accrued during the nine months ended June 30, 2024, were approximately $292.3M. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of June 30, 2024, NJNG's future MGP expenditures are estimated to be approximately $153.8M. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
During the nine months ended June 30, 2024, our S&T segment had capital expenditures spent or accrued for Adelphia totaling approximately $4.6M and capital expenditures spent or accrued for Leaf River totaling approximately $27.6M. During fiscal 2024, we expect expenditures related to Adelphia to be between $8M and $12M and expenditures related to Leaf River to be between $36M and $46M.

During the nine months ended June 30, 2024, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were approximately $70.3M. CEV's expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, CEV enters into agreements to install solar equipment involving both residential and commercial projects. We estimate solar-related capital expenditures during fiscal 2024 to be between $140M and $175M.

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

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and ES may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500M, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced on November 1, 2021. NJR will receive approximately $260M in cash from fiscal 2022 through fiscal 2024 and $34M per year from fiscal 2025 through fiscal 2031 under the agreements. ES recognized operating revenue of approximately $28.5M and $39.0M during the nine months ended June 30, 2024 and 2023, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $97.7M and $58.7M as of June 30, 2024 and September 30, 2023, respectively, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

Cash Flows

Operating Activities

Cash flows from operating activities during the nine months ended June 30, 2024, totaled approximately $362.9M, compared with approximately $387.9M during the nine months ended June 30, 2023. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

Cash flows from operating activities decreased approximately $25.0M during the nine months ended June 30, 2024, compared with the nine months ended June 30, 2023, due primarily to the timing of cash received from certain ES AMAs along with changes in the mix of working capital components.

Investing Activities

Cash flows used in investing activities totaled approximately $392.6M during the nine months ended June 30, 2024, compared with approximately $378.2M during the nine months ended June 30, 2023. The increase of approximately $14.4M was due primarily to increased utility plant and solar asset expenditures.

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

Cash flows from financing activities totaled approximately $51.3M during the nine months ended June 30, 2024, compared with cash flows (used in) financing activities of approximately $(10.2)M during the nine months ended June 30, 2023. The increase of approximately $61.5M is due primarily to reduced net short-term debt payments of $131.4M, along with a payment of a $150M term loan in the prior year that did not occur in the current year, partially offset by a decrease in solar sale leaseback proceeds of $139.2M and a $70.0M payment of long-term debt.

Credit Ratings

The table below summarizes NJNG's credit ratings as of June 30, 2024, issued by two rating entities, Moody's and Fitch:

	Moody's	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-2	F-2
Senior Secured	A1	A+
Ratings Outlook	Stable	Stable

The Moody's ratings and outlook were reaffirmed on July 3, 2024. Fitch ratings and outlook were reaffirmed on April 15, 2024. NJNG's Moody's and Fitch ratings are investment-grade ratings. NJR is not rated by Moody’s or Fitch.

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

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase (Decrease)	Less	Balance
(Thousands)	September 30, 2023	in Fair Market Value	Amounts Settled	June 30, 2024
NJNG	$6,090	(2,672)	3,478	$(60)
ES	16,178	25,098	39,973	1,303
Total	$22,268	22,426	43,451	$1,243

There were no changes in methods of valuations during the nine months ended June 30, 2024.

The following is a summary of fair market value of financial derivatives as of June 30, 2024, excluding foreign exchange contracts discussed below, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2024	2025	2026 - 2028	After 2028	Total Fair Value
Price based on ICE	$255	1,273	(312)	27	$1,243

The following is a summary of financial derivatives by type as of June 30, 2024:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	13.9	$2.36 - $3.58	$(60)
ES	Futures	(6.9)	$1.70 - $4.22	1,303
Total				$1,243

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2023	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2024
NJNG - Prices based on other external data	$(445)	(1,541)	(2,066)	$80
ES - Prices based on other external data	(13,616)	8,929	10,480	(15,167)
Total	$(14,061)	7,388	8,414	$(15,087)

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10% movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $3.1M. This analysis does not include potential changes to reported credit adjustments embedded in the $1.4M reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(1,525)	$(3,051)	$(4,577)	$(6,103)
Ending derivative fair value	$1,378	$(147)	$(1,673)	$(3,199)	$(4,725)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$1,525	$3,051	$4,577	$6,103
Ending derivative fair value	$1,378	$2,903	$4,429	$5,955	$7,481

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of June 30, 2024. Gross credit exposure for ES is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for S&T is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

ES', CEV's and S&T's counterparty credit exposure as of June 30, 2024, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$100,991	$96,556
Noninvestment grade	6,812	1,167
Internally rated investment grade	16,593	15,364
Internally rated noninvestment grade	17,557	11,539
Total	$141,953	$124,626

NJNG's counterparty credit exposure as of June 30, 2024, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$7,209	$5,747
Noninvestment grade	2,262	—
Internally rated investment grade	1,265	663
Internally rated noninvestment grade	70	2
Total	$10,806	$6,412

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2023, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended June 30, 2024, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended June 30, 2024:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
04/01/24 - 04/30/24	—	—	—	1,685,053
05/01/24 - 05/31/24	—	—	—	1,685,053
06/01/24 - 06/30/24	—	—	—	1,685,053
Total	—	—	—	1,685,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of June 30, 2024, included 19.5M shares of common stock for repurchase, of which, approximately 1.7M shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

New Jersey Resources Corporation
Part II
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Bylaws of New Jersey Resources Corporation, as amended and restated on July 11, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed on July 15, 2024)

4.1
$200,000,000 Note Purchase Agreement, dated as of June 26, 2024, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on July 1, 2024)

4.2
Fifteenth Supplemental Indenture, dated as of June 1, 2024, by and between New Jersey Natural Gas Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on July 1, 2024)

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended June 30, 2024, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	August 6, 2024
By:/s/ Stephen M. Skrocki
Stephen M. Skrocki
Corporate Controller (Principal Accounting Officer)