Form 10-K
period 2024-09-30
NEW JERSEY RESOURCES CORP
filed 2024-11-26
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
OR
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

The aggregate market value of the registrant’s common stock held by non-affiliates was $4,220,553,504 based on the closing price of $42.91 per share on March 31, 2024, as reported on the New York Stock Exchange.

The number of shares outstanding of $2.50 par value common stock as of November 22, 2024 was 99,769,083.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareowners (Proxy Statement) to be held on January 21, 2025, are incorporated by reference into Part I and Part III of this report.

New Jersey Resources Corporation

TABLE OF CONTENTS
i

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS

Adelphia	Adelphia Gateway, LLC
ADI	Administratively Determined Incentive
AFUDC	Allowance for Funds Used During Construction
AMA	Asset Management Agreement
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B	Billion
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CEO	Chief Executive Officer
CIO	Chief Information Officer
CIP	Conservation Incentive Program
Clean Energy Ventures or CEV	Clean Energy Ventures segment
CME	Chicago Mercantile Exchange
CR&R	Commercial Realty & Resources Corp.
CSI	Competitive Solar Incentive
Degree-day	The measure of the variation in the weather based on the extent to which the average daily temperature falls below 65 degrees Fahrenheit
DEI	Diversity, equity and inclusion
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
Dths	Dekatherms
EDECA	Electric Discount and Energy Competition Act
EE	Energy Efficiency
EMP	New Jersey Energy Master Plan
Energy Services or ES	Energy Services segment
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Financial Margin
A non-GAAP financial measure, which represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes certain operations and maintenance expense and depreciation and amortization, as well as any accounting impact from the change in the fair value of certain derivative instruments

Fitch	Fitch Ratings Company
FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles of the United States
GWRA	Global Warming Response Act of 2007
HCCTR	Health Care Cost Trend Rate
Home Services and Other or HSO	Home Services and Other Operations
ICE	Intercontinental Exchange
IIP	Infrastructure Investment Program
Inflation Reduction Act	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
LDCC	Leadership Development and Compensation Committee
Leaf River	Leaf River Energy Center LLC
LNG	Liquefied Natural Gas
M	Million
MGP	Manufactured Gas Plant
MMBtu	Million British Thermal Units
Moody’s	Moody’s Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014, as amended

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
NAV	Net Asset Value
NFE	Net Financial Earnings
NJCEP	New Jersey’s Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company or our Natural Gas Distribution segment
NJNG Credit Facility	The $250M unsecured committed credit facility expiring in August 2029
NJR Credit Facility	The $575M unsecured committed credit facility expiring in August 2029
NJR or The Company	New Jersey Resources Company
NJR Retail	NJR Retail Company
NJRCEV	NJR Clean Energy Ventures Corporation
NJRES	NJR Energy Services Company, LLC
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with GAAP
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
O&M	Operations and Maintenance Expense
OPEB	Other Postemployment Benefit Plans
PBO	Projected Benefit Obligation
PennEast	PennEast Pipeline Company, LLC
PEP	Pension Equalization Plan
PIM	Pipeline Integrity Management
PPA	Power Purchase Agreement
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SAVEGREEN	The SAVEGREEN Project®
Savings Plan	Employees’ Retirement Savings Plan
SBC	Societal Benefits Charge
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, General and Administrative expenses
SREC	Solar Renewable Energy Certificate
S&P	Standard & Poor’s Financial Services, LLC
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Storage and Transportation or S&T	Storage and Transportation segment
TETCO	Texas Eastern Transmission
TREC	Transition Renewable Energy Certificate
Trustee	U.S. Bank National Association
TSR	Total Shareholder Return
U.S.	The United States of America
Union	International Brotherhood of Electrical Workers Local 1820
USF	Universal Service Fund
Utility Gross Margin	A non-GAAP financial measure, which represents operating revenues less natural gas purchases, sales tax, and regulatory rider expense, and excludes certain operations and maintenance expense and depreciation and amortization

New Jersey Resources Corporation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including, without limitation, statements as to management expectations, assumptions and beliefs presented in Part I, Item 1. Business and Item 3. Legal Proceedings, and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and in the notes to the financial statements, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Forward-looking statements can also be identified by the use of forward-looking terminology such as “anticipate,” “estimate,” “may,” “could,” “might,” “intend,” “expect,” “believe,” “will,” “plan,” “should” or comparable terminology and are made based upon management’s current expectations, assumptions and beliefs as of this date concerning future developments and their potential effect on us. There can be no assurance that future developments will be in accordance with management’s expectations, assumptions or beliefs, or that the effect of future developments on us will be those anticipated by management.
We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, RECs, future rate case proceedings, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate, the gain on the sale of the CEV residential solar asset portfolio and other matters for fiscal 2025 and thereafter include many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors, as well as the following, which are neither presented in order of importance nor weighted:

•our ability to obtain governmental and regulatory approvals, permits, certificates, land-use rights, electric grid connection (in the case of clean energy projects) and/or financing for the construction, development and operation of our unregulated energy investments, pipeline transportation systems and NJNG and S&T infrastructure projects in a timely manner;
•our ability to address concerns over climate change and its impacts on business operations;
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
•the level and rate at which NJNG’s costs are incurred and the extent to which they are approved for recovery from customers through the regulatory process, including through future base rate case filings;
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
•the impact of events causing volatility in the equity and credit markets on our access to capital, including natural disasters, pandemic illness and other extreme events and risks, political and economic disruption and uncertainty related to Russia’s military invasion of Ukraine, the conflict in the Middle East, and the international community’s responses;
•risks of prolonged constriction of credit availability in the markets and our ability to secure short-term financing;
•our ability to comply with debt covenants;
•the results of legal or administrative proceedings with respect to claims, rates, environmental issues, natural gas cost prudence reviews and other matters;
•risks related to cyberattacks, including ransomware, terrorism and other malicious acts against, or failure of, information technology systems;
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
•the costs of compliance with present and future environmental laws, potential climate change-related legislation or any legislation resulting from the 2019 New Jersey EMP, as well as future executive orders and the outcomes of regulatory proceedings concerning natural gas;
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

Our primary subsidiaries include the following:

New Jersey Natural Gas Company provides regulated natural gas utility service to residential and commercial customers throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey and participates in the off-system sales and capacity release markets. NJNG, a local natural gas distribution company, is regulated by the BPU and comprises the Company’s Natural Gas Distribution segment.

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

NJR Midstream Holdings Corporation, which comprises the Storage and Transportation segment, invests in energy-related ventures through its subsidiaries: NJR Midstream Company, which includes our wholly-owned subsidiaries of Leaf River, located in southeastern Mississippi, and Adelphia, located in eastern Pennsylvania, which are subject to FERC regulation; and NJR Steckman Ridge Storage Company, which holds our 50% combined ownership interest in Steckman Ridge, located in Pennsylvania.

NJR Home Services Company provides heating, ventilation and cooling service, sales and installation of appliances, as well as solar installation projects, and is the primary contributor to Home Services and Other operations.

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

Net income by reporting segment and other business operations for the fiscal years ended September 30, are as follows:

* HSO includes intercompany eliminations.

Asset composition by reporting segment and other business operations at September 30, are as follows:

2024	2023

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
Management uses NFE, a non-GAAP financial measure, when evaluating its operating results. NFE is a measure of the earnings based on eliminating timing differences surrounding the recognition of certain gains or losses to effectively match the earnings effects of the economic hedges with the physical sale of natural gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. To the extent we utilize forwards, futures or other derivatives to hedge natural gas transactions and forecasted SREC production, the resulting unrealized gains and losses are also eliminated from NFE. ES economically hedges its natural gas inventory with financial derivative instruments and calculates the related tax effect based on the statutory rate. NFE also excludes certain transactions associated with equity method investments, including impairment charges, which are non-cash charges, and return of capital in excess of the carrying value of our investment. These are considered unusual in nature and occur infrequently and are not indicative of the Company’s performance for its ongoing operations. Included in the tax effects are current and deferred income tax expense corresponding with the components of NFE.

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP, and should be considered in addition to, and not as a substitute for, the comparable GAAP measure. The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE for the fiscal years ended September 30:

(Thousands)	2024	2023	2022
Net income	$289,775	$264,724	$274,922
Add:
Unrealized loss (gain) on derivative instruments and related transactions	19,574	(38,081)	(59,906)
Tax effect	(4,652)	9,050	14,248
Effects of economic hedging related to natural gas inventory (1)	(18,192)	34,699	19,939
Tax effect	4,323	(8,246)	(4,738)
Gain on equity method investment	—	(300)	(5,521)
Tax effect	—	(19)	1,377
NFE	$290,828	$261,827	$240,321
Basic earnings per share	$2.94	$2.73	$2.86
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.20	(0.39)	(0.62)
Tax effect	(0.05)	0.09	0.15
Effects of economic hedging related to natural gas inventory (1)	(0.18)	0.36	0.21
Tax effect	0.04	(0.09)	(0.05)
Gain on equity method investment	—	—	(0.06)
Tax effect	—	—	0.01
Basic NFE per share	$2.95	$2.70	$2.50
(1)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reporting segment and other business operations for the fiscal years ended September 30, are as follows:

* HSO includes intercompany eliminations.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
Natural Gas Distribution

General

NJNG consists of regulated utility operations that provide natural gas service to residential and commercial customers. NJNG’s service territory includes Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey. It encompasses 1,538 square miles, covering 109 municipalities with an estimated population of 1.7M people. It is primarily suburban, highlighted by approximately 100 miles of New Jersey coastline. It is in close proximity to New York City, Philadelphia and the metropolitan areas of northern New Jersey, and is accessible through a network of major roadways and mass transportation.

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

Operating Revenues/Throughput

For the fiscal years ended September 30, operating revenues and throughput by customer class for NJNG are as follows:

	2024		2023		2022
($ in thousands)	Operating Revenue	Bcf	Operating Revenue	Bcf	Operating Revenue	Bcf
Residential	$642,352	44.5	$643,756	43.4	$598,433	45.5
Commercial and other	124,127	8.5	137,343	8.4	140,727	8.7
Firm transportation	86,138	11.7	79,537	12.1	80,915	13.0
Total residential and commercial	852,617	64.7	860,636	63.9	820,075	67.2
Interruptible/off-tariff agreements/other	9,950	25.8	9,996	29.5	9,740	32.4
Total system	862,567	90.5	870,632	93.4	829,815	99.6
BGSS incentive programs (1)	157,265	67.7	142,001	34.9	298,952	44.5
Total	$1,019,832	158.2	$1,012,633	128.3	$1,128,767	144.1
(1)Does not include 17.3, 37.7 and 50.7 Bcf for the capacity release program and related amounts of approximately $0.8M, $0.9M and $0.7M, which are recorded as a reduction of natural gas purchases on the Consolidated Statements of Operations during fiscal 2024, 2023 and 2022, respectively.

In fiscal 2024, no single customer represented more than 10% of consolidated operating revenues.

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

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
Natural Gas Supply

Firm Natural Gas Supplies

In fiscal 2024, NJNG purchased natural gas from approximately 56 suppliers under contracts ranging from one day to five months and purchased over 10% of its natural gas from two suppliers. NJNG believes the loss of either of these suppliers would not have a material adverse impact on its results of operations, financial position or cash flows, as an adequate number of alternative suppliers exist. NJNG believes that its supply strategy should adequately meet its expected firm load for the upcoming winter season.

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

The pipeline companies that provide firm transportation service to NJNG’s citygate stations, the maximum daily deliverability of that capacity and the contract expiration dates are as follows:

Pipeline	Dths (1)	Expiration
Texas Eastern Transmission, LP	390,738	2025 to 2026
Algonquin Gas Transmission, LLC	12,000	2026
Columbia Gas Transmission, LLC	50,000	2027 to 2030
Tennessee Gas Pipeline Company, LLC	35,894	2028 to 2029
Transcontinental Gas Pipe Line Company, LLC	425,531	2025 to 2039
Total	914,163
(1)    Numbers are shown net of any capacity release contracted amounts.

Eastern Gas Transmission and Storage, Inc., Tennessee Gas Pipeline Company, LLC, Transcontinental Gas Pipe Line Company, LLC and Adelphia provide NJNG upstream firm contract transportation service and supply pipelines included in the table above.

In addition, NJNG has storage contracts that provide an additional 102,941 Dths of maximum daily deliverability to NJNG’s citygate stations from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline	Dths	Expiration
Texas Eastern Transmission, LP	94,557	2026
Transcontinental Gas Pipe Line Company, LLC	8,384	2028
Total	102,941

NJNG also has upstream storage contracts. The maximum daily deliverability and contract expiration dates are as follows:

Company	Dths	Expiration
Eastern Gas Transmission and Storage, Inc.	286,829	various dates from 2025 to 2027
Steckman Ridge	38,000	2025
Stagecoach Pipeline and Storage Company, LLC	47,065	2028
Total	371,894

NJNG utilizes its transportation contracts to transport natural gas to NJNG’s citygates from the Eastern Gas Transmission and Storage, Inc., Steckman Ridge and Stagecoach Pipeline & Storage Company LLC storage fields. NJNG has sufficient firm transportation, storage and supply capacity to fully meet its customer demand for natural gas within its service territory.

Citygate Supplies from ES

NJNG and ES had one AMA where NJNG released certain transportation and storage capacity to ES, which NJNG could have called upon if needed. This agreement expired on March 31, 2024 and was not renewed.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
Peaking Supply

To manage its winter peak day demand, NJNG maintains two LNG facilities with a combined deliverability of approximately 170,000 Dths/day, which represents approximately 17% of its estimated peak day sendout. NJNG’s liquefaction facility allows NJNG to convert natural gas into LNG to fill NJNG’s existing LNG storage tanks. See Item 2. Properties-Natural Gas Distribution for additional information regarding the LNG storage facilities.

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

Competition

Although its franchises are nonexclusive, NJNG is not currently subject to competition from other natural gas distribution utilities with regard to the transportation of natural gas in its service territory. Due to significant distances between NJNG’s current large industrial customers and the nearest interstate natural gas pipelines, as well as the availability of its transportation tariff, NJNG currently does not believe it has significant exposure to the risk that its distribution system will be bypassed. Competition does exist from suppliers of oil, electricity and propane. Natural gas prices are a function of market supply and demand. Although NJNG believes natural gas will remain competitive with alternative fuels, no assurance can be given in this regard.

The BPU, within the framework of the EDECA, fully opened NJNG’s residential markets to competition, including third-party suppliers, and restructured rates to segregate its BGSS and delivery (i.e., transportation) prices. New Jersey’s natural gas utilities must provide BGSS in the absence of a third-party supplier. On September 30, 2024, NJNG had 14,470 residential and 7,972 commercial and industrial customers utilizing the transportation service.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
Clean Energy Ventures

CEV owns and operates clean energy projects, including commercial and residential solar installations located in six states, including New Jersey, Rhode Island, New York, Connecticut, Michigan and Indiana.

As of September 30, 2024, CEV has approximately 477 MW of solar capacity in service, including a combination of commercial and residential net-metered and commercial grid-connected commercial solar systems.

As part of its solar investment portfolio, CEV operates a residential and small commercial solar program, The Sunlight Advantage®, which provides qualifying homeowners and small business owners with the opportunity to have a solar system installed at their home or place of business with no installation or maintenance expenses. CEV owns, operates and maintains the system over the life of the lease in exchange for monthly lease payments. The program is operated by CEV using qualified contracting partners in addition to strategic suppliers for material standardization and sourcing.

On November 25, 2024, CEV completed the sale of its 91 MW residential solar asset portfolio. See Note 17. Subsequent Events for more information regarding the transaction.

CEV’s commercial solar projects are sourced through various channels and include both net-metered and grid-connected systems. Net-metered projects involve the sale of energy to a host and grid-connected systems into the wholesale energy markets. Project construction is competitively sourced through third parties. New Jersey has the tenth largest solar market in the U.S., according to the Solar Energy Industries Association®, with a large number of firms competing in all facets of the market including development, financing and construction.

Our solar systems located in New Jersey are registered and certified with the BPU’s Office of Clean Energy and qualified to produce RECs. One REC is created for every MWh of electricity produced by a solar generator. CEV sells SRECs generated to a variety of counterparties, including electric load-serving entities that serve electric customers in New Jersey and are required to comply with the solar carve-out of the Renewable Portfolio Standard, a regulation that requires the increased production of energy from renewable energy sources. Solar projects are also currently eligible for federal ITCs in the year that they are placed into service. In December 2019, the BPU established the TREC as the interim program successor to the SREC program. TRECs provide a fixed compensation base multiplied by an assigned project factor in order to determine their value. The project factor is determined by the type and location of the project, as defined. All TRECs generated are required to be purchased monthly by a TREC program administrator as appointed by the BPU.

In July 2021, the BPU approved the first portion of the solar successor program for net-metered projects under 5 MWs. The new program opened to new applications in August 2021. Incentives are structured as a 15-year fixed incentive ranging from $85 to $130/MWh depending on market segment, project siting and size. The second phase of the successor program, the CSI program, was established in December 2022. The CSI program was designed to encourage grid scale solar generation with a goal of incentivizing development of at least 300 MW of solar annually until 2026. Solicitations take place annually, and all projects that meet pre-qualification requirements will compete on price only. Dates for the next solicitation have yet to be announced.

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

•Managing strategies for new and existing natural gas transportation and storage assets to capture value from changes in price due to location or timing differences;

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

In an effort to deliver more predictable earnings contributions, reduce earnings volatility and monetize the value of its natural gas transportation portfolio, ES entered into a series of AMAs in December 2020 with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The AMAs include a series of initial and permanent releases, which commenced in November 2021. NJR received a total of approximately $260M in cash from fiscal 2022 through fiscal 2024 and will receive approximately $34M per year from fiscal 2025 through fiscal 2031 under the agreements.

During fiscal 2024, ES purchased more than 10% of its natural gas from one supplier. ES believes the loss of this supplier would not have a material adverse impact on its results of operations, financial position or cash flows, as an adequate number of alternative suppliers exist.

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

ES maintains inventory balances to satisfy existing or anticipated sales of natural gas to its counterparties and/or to create additional value, as described above. During fiscal 2024 and 2023, ES managed and sold 125.3 Bcf and 150.4 Bcf of natural gas, respectively. In addition, as of September 30, 2024 and 2023, ES had 13.1 Bcf of natural gas in storage and 14.6 Bcf of natural gas in storage, respectively.
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

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
Volatility
ES’s activities are also subject to price volatility or supply/demand dynamics within its North American wholesale markets, including in the Northeastern, Appalachian, Mid-Continent and Southeast regions. Changes in natural gas supply can affect capacity values and ES’s Financial Margin, which, as described below, is generated from the optimization of transportation and storage assets. With its focus on risk management, ES continues to diversify its revenue stream by identifying new growth opportunities in producer and asset management services. ES monitors changing market dynamics and strategically adjusts its portfolio of transportation and storage assets, which currently includes an average of approximately 16.5 Bcf of firm storage and 0.6 Bcf of firm transportation capacity.

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

Storage and Transportation

S&T includes investments in FERC-regulated interstate natural gas storage and transportation assets and comprises NJR Midstream Company, which owns and operates Leaf River, FERC-regulated Adelphia, and NJR Steckman Ridge Storage Company, which holds our 50% equity method investment in Steckman Ridge.

Leaf River

Leaf River is a salt dome cavern natural gas storage facility located in southeastern Mississippi. The facility consists of three salt caverns with a combined natural gas storage capacity of 32.2M Dth. A 40-mile, dual 24 inch pipeline header system provides interconnections with seven different pipelines: Tennessee Gas Pipeline, Destin Pipeline, Transcontinental Pipeline, Southern Natural Gas Pipeline, Midcontinent Express Pipeline, Gulf South Pipeline, and Venture Oil & Gas Pipeline, and serves as a bridge between the Northeast, Mid-Atlantic and Southeast markets. Leaf River provides reliable storage and balancing services to utilities, pipelines, marketers, and power markets in the Gulf and Southeast region.

Adelphia

Adelphia operates a FERC-regulated interstate natural gas transmission pipeline system in eastern Pennsylvania, providing firm and interruptible natural gas transportation service. The Adelphia pipeline system extends from Lower Mount Bethel Township in North Hampton County to Marcus Hook in Delaware County. Adelphia provides up to 850,000 Dths of natural gas to constrained energy markets in the greater Philadelphia region and serves customers from local distributors and producers to electric generators and wholesale marketers through its pipeline and storage assets.

Steckman Ridge

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
ITEM 1. BUSINESS (Continued)
OTHER BUSINESS OPERATIONS

Home Services and Other

HSO operations consist primarily of the following unregulated affiliates:

•NJR Home Services, Inc., which provides heating, ventilation and cooling service, electrical and generator service and installations, sales and installation of appliances, as well as installation of solar equipment;

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
NJNG is responsible for the environmental remediation of identified former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. NJNG periodically, and at least annually, performs an environmental review of the former MGP sites, including a review of potential estimated liabilities related to the investigation and remedial action on these sites. Based on this review, NJNG has estimated that the total future expenditures to remediate and monitor the former MGP sites for which it is responsible will range from approximately $130.9M to $194.6M.

NJNG’s estimate of these liabilities is based upon known and measurable facts, existing technology and enacted laws and regulations in place when the review was completed in fiscal 2024. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. As of September 30, 2024, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $161.7M on the Consolidated Balance Sheets, based on the most likely amount; however, actual costs may differ from these estimates.

HUMAN CAPITAL RESOURCES

Employee Overview

NJR fundamentally believes that its employees make the Company a unique, successful organization – in commitment, ingenuity, hard work and innovation. NJR employees fulfill the responsibilities that enable the Company to deliver natural gas service to its customers; to be a leader in clean energy investments; to grow its storage and transportation energy business; and to earn the loyalty of its retail home services customers. NJR also is committed to provide every appropriate resource to ensure its employees’ safety. Through initiatives that start at the top, NJR has invested time, energy and manpower to foster a culture in which safety is top-of-mind at all times and achieving safety goals is a shared priority for every NJR employee.

As of September 30, 2024, the Company and our subsidiaries employed 1,372 employees compared with 1,350 employees as of September 30, 2023. Of the total number of employees, NJNG had 510 and 509 and NJRHS had 118 and 117 Union or Represented employees as of September 30, 2024 and 2023, respectively. NJNG and NJRHS have collective bargaining agreements with the Union, which is affiliated with the American Federation of Labor and Congress of Industrial Organizations. NJNG and the Union agreed and ratified a contract on December 7, 2023, expiring in December 2026. The collective bargaining agreement between NJRHS and the Union was agreed and ratified on September 27, 2024, expiring in April 2029. The labor agreements cover wage increases and other benefits, including the defined benefit pension (which was closed to all employees hired on or after January 1, 2012, with the exception of certain rehires who are eligible to resume active participation), the postemployment benefit plan (which was closed to all employees hired on or after January 1, 2012) and the enhanced 401(k) retirement savings plan. We consider our relationship with employees, including those covered by collective bargaining agreements, to be in good standing.

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

Further, in order to take advantage of available opportunities and successfully implement our long-term strategy, NJR must be able to employ, train and retain the necessary skilled employees. As a result, NJR supports and utilizes various training and educational programs and has developed additional company-wide and project-specific employee training and educational programs. NJR continues key programs focused on employee safety, leadership development, work-life balance, talent management, health and wellness, DEI and employee engagement. Moreover, DEI and employee engagement are integral to NJR’s vision, strategy and business success. Fostering an environment that values DEI and ethics helps create an organization that is able to embrace, leverage and respect the differences of employees, customers and the communities where we live, work and serve. We are proud of the strides we have made in furthering our DEI strategy and increasing employee engagement. NJR is committed to this journey and knows our success makes us stronger as a company and community. Complementing our efforts are a DEI Council and our employee-led Business Resource Groups, cross-functional teams of employees whose core mission is to advance their own professional development and cultivate deeper connections with co-workers and communities.

NJR periodically evaluates employees and their productivity against future demand expectations and historical trends. NJR employees continue to maintain high levels of engagement, satisfaction and retention according to NJR’s most recent employee survey conducted in October 2023.

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

NJR conducts an annual employee survey, which is reviewed by the LDCC, designed to help the Company measure overall employee engagement. The feedback employees provide through the survey helps NJR evaluate the Company’s culture and the employee experience and monitor its current practices for potential areas of improvement.

Employee Benefits

The LDCC believes employee benefits are an essential component of the Company’s competitive total rewards package. These benefits are designed to attract and retain our employees and include medical, vision and dental insurance, short- and long-term disability insurance, accidental death and disability insurance, travel and accident insurance and our 401(k) Plan. As part of the 401(k) Plan, NJR has matched 85% of the first 6% of base compensation contributed by the employee into the 401(k) Plan, subject to the Internal Revenue Code and NJR’s 401(k) Plan limits. Beginning on March 6, 2024, NJR’s contribution changed to 100% of the first 3% and 80% of the next 3% of base compensation. Additionally, for employees who are not eligible to participate in the defined benefit plans, NJR annually contributes between 4% and 5% of base compensation, depending upon years of service, into the 401(k) Plan on their behalf.

AVAILABLE INFORMATION AND CORPORATE GOVERNANCE DOCUMENTS

The following reports and any amendments to those reports are available on our website at https://investor.njresources.com/financials/sec-filings as soon as reasonably possible after filing or furnishing them with the SEC:
•Annual reports on Form 10-K;
•Quarterly reports on Form 10-Q; and
•Current reports on Form 8-K.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
The following documents are available on our website at https://investor.njresources.com/governance/governance-documents:
•NJR Code of Conduct;
•Amended and Restated Bylaws;
•Corporate Governance Guidelines;
•Wholesale Trading Code of Conduct;
•Dodd-Frank Compensation Recoupment Policy;
•Supplemental Clawback Policy;
•Insider Trading Policy;
•Charters of the following Board of Directors Committees: Audit, Nominating/Corporate Governance and Leadership Development and Compensation;
•Audit Complaint Procedure;
•Communicating with Non-Management Directors Procedure;
•Statement of Policy with Respect to Related Person Transactions; and
•Legal Procedure.

In Part III of this Form 10-K, we incorporate certain information by reference from our Proxy Statement for our 2024 Annual Meeting of Shareowners. We expect to file the Proxy Statement with the SEC on or about December 11, 2024. We will make it available on our website as soon as reasonably possible following the filing date. Please refer to the Proxy Statement when it is available.

A printed copy of each document is available free of charge to any shareowner who requests it by contacting the Corporate Secretary at New Jersey Resources Corporation, 1415 Wyckoff Road, Wall, New Jersey 07719.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company’s Executive Officers and their age, position and business experience during the past five years are below.

Name	Age	Officer since	Business experience during last five years
Stephen D. Westhoven	56	2004	President and CEO (October 2019 - present) President and Chief Operating Office (October 2018 - September 2019)
Roberto Bel	51	2019	Senior Vice President and Chief Financial Officer (January 2022 - present) Vice President, Treasury and Investor Relations (April 2019 - December 2021)
Patrick J. Migliaccio	50	2013	Senior Vice President and Chief Operating Officer (January 2022 - present) Senior Vice President and Chief Financial Officer (January 2016 - December 2021)
Amy Cradic	53	2018	Senior Vice President and Chief Operating Officer of Nonutility Businesses, Strategy and External Affairs (March 2020 - present)
Vice President, Corporate Strategy and External Affairs (January 2020 – February 2020)
			Vice President, Government Affairs and Policy (January 2018 – December 2019)
Richard Reich	49	2016	Senior Vice President and General Counsel (June 2022 - present)
Senior Vice President, General Counsel and Corporate Secretary (September 2021 - June 2022)
			Corporate Secretary and Assistant General Counsel (January 2016 - September 2021)
Lori DelGiudice	49	2023	Senior Vice President, Human Resources (November 2022 - present) Vice President of Human Resources for Honeywell Advanced Materials (September 2017 - October 2022)
Jacqueline K. Shea	60	2016	Senior Vice President and CIO (January 2023 - present) Vice President and CIO (June 2016 - December 2022)
Stephen M. Skrocki	48	2023	Corporate Controller (Principal Accounting Officer) (January 2023 - present) Corporate Controller (January 2021 - December 2022) Assistant Corporate Controller (March 2017 - January 2021)

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

In addition, our investments in solar energy projects are dependent, in part, upon current state regulatory incentives and federal tax credits in order for the projects to be economically viable. Our return on investment for these solar projects is based substantially on our eligibility for ITCs and the future market value of RECs that are traded in a competitive marketplace in the State of New Jersey. These projects face the risk that the current state regulatory programs and tax laws may expire or be adversely modified. A sustained decrease in the value of RECs could negatively impact the return on our investments and could impair our portfolio of solar assets.

Actions or limitations to address concerns over climate change, both globally and within our utilities' service areas, may affect our operations and financial performance. Legislative, regulatory and advocacy efforts at the local, state and national levels concerning climate change and other environmental issues could have significant impacts on our operations. The natural gas utility industry may be affected by proposals to curb greenhouse gas and other air emissions. Various regulatory and legislative proposals have been made to limit or further restrict byproducts of combustion, including byproducts resulting from the use of natural gas by our customers. In addition, regionally, a number of regulatory and legislative initiatives have been passed that are designed to limit greenhouse gas emissions and increase the use of renewable sources of energy, such as the ban of natural gas equipment in new construction in New York and elsewhere in the U.S. In addition, regulatory and legislative initiatives may restrict customers’ access to natural gas and/or require or limit natural gas infrastructure in buildings. Other initiatives may seek to promote social interests expressed as energy equity, environmental justice or similar frameworks. Any such legislation could direct and/or restrict the operation and raise the costs of our energy delivery infrastructure as well as the distribution of natural gas to our customers.

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

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)

ES’s earnings and cash flows are dependent upon optimization of its contractual assets. ES’s earnings and cash flows are based, in part, on its ability to optimize its portfolio of contractually based natural gas storage and pipeline assets. The optimization strategy involves utilizing its physical assets to take advantage of differences in natural gas prices between geographic locations and/or time periods. Any change among various pricing points could affect these differentials. In addition, significant increases in the supply of natural gas in ES’s market areas, including as a result of increased production along the Marcellus Shale, can reduce ES’s ability to take advantage of pricing fluctuations in the future. Changes in pricing dynamics and supply could have an adverse impact on ES’s optimization activities, earnings and cash flows. ES incurs fixed demand fees to acquire its contractual rights to transportation and storage assets. Should commodity prices at various locations or time periods change in such a way that ES is not able to recoup these costs from its customers, the cash flows and earnings at ES, and ultimately the Company, could be adversely impacted.

NJNG and ES rely on storage, transportation assets and suppliers, which they do not own or control, to deliver natural gas, which may affect their ability to deliver their products and services. NJNG and ES depend on natural gas pipelines and other transportation and storage facilities owned and operated by third parties to deliver natural gas to wholesale and retail markets and to provide retail energy services to customers. Their ability to provide natural gas for their present and projected sales will depend upon their suppliers’ ability to obtain and deliver additional supplies of natural gas, as well as NJNG’s ability to acquire supplies directly from new sources. Factors beyond the control of NJNG, its suppliers and the independent suppliers that have obligations to provide natural gas to certain NJNG customers may affect NJNG’s ability to deliver such supplies. These factors include other parties’ control over the drilling of new wells and the facilities to transport natural gas to NJNG’s citygate stations; development of additional interstate pipeline infrastructure; availability of supply sources; third-party pipelines or other midstream facilities interconnected to our gathering or transportation system, such as the TETCO or Transcontinental Pipeline, becoming partially or fully unavailable; competition for the acquisition of natural gas; priority allocations; impact of severe weather disruptions to natural gas supplies; and the regulatory and pricing policies of federal and state regulatory agencies. Energy deregulation legislation may increase competition among natural gas utilities and impact the quantities of natural gas requirements needed for sales service. ES also relies on a firm supply source to meet its energy management obligations to its customers. If supply, transportation or storage is disrupted, including for reasons of force majeure, the ability of NJNG and ES to sell and deliver their products and services may be hindered. As a result, they may be responsible for damages incurred by their customers, such as the additional cost of acquiring alternative supply at then-current market rates. Particularly for ES, these conditions could have a material impact on our financial condition, results of operations and cash flows.

Failure to attract and retain an appropriately qualified employee workforce could adversely affect operations. Our ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new employees as our aging employees retire. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor could adversely affect the ability to manage and operate our business. Disputes with the Union over terms and conditions of the collective bargaining agreements could result in instability in our labor relationship and work stoppages that could impair the timely delivery of natural gas and other services from our utility and Home Services business, which could strain relationships with customers and state regulators and cause a loss of revenues that could adversely affect our results of operations. Our collective bargaining agreements may also increase the cost of employing NJNG and Home Services workforce, affect our ability to continue offering market-based salaries and employee benefits, limit our flexibility in dealing with our workforce and limit our ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today’s challenging marketplace.

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

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)

We may be unable to obtain governmental approvals, property rights and/or financing for the construction, development and operation of our proposed energy investments and projects in a timely manner or at all. Construction, development and operation of energy investments, such as Leaf River and other natural gas storage facilities, NJNG infrastructure improvements, pipeline transportation systems, such as the Adelphia pipeline project, and solar energy projects, are subject to federal and state regulatory oversight and require certain property rights, such as easements and rights-of-way from public and private property owners, as well as regulatory approvals, including environmental and other permits and licenses for such facilities and systems. We or our joint venture partnerships may be unable to obtain, in a cost-efficient or timely manner, all such needed property rights, permits and licenses to construct and develop our energy facilities and systems. Successful financing of our energy investments requires participation by willing financial institutions and lenders, as well as acquisition of capital at reasonable interest rates. If we do not obtain the necessary regulatory approvals or property rights, or if we are unable to enter into contracts with counterparties at reasonable rates or obtain financing, our assets or equity method investments could be impaired. Such impairment could have a material adverse effect on our financial condition, results of operations and cash flows.

Weather and weather patterns, including normal seasonal and quarterly fluctuations of weather, as well as extreme weather events that, individually or in aggregate, may be associated with climate change, could adversely affect our ability to manage our operational requirements to serve our customers, and ultimately adversely affect our results of operations and liquidity. NJNG’s business is seasonal, and weather patterns can have a material impact on our financial performance. Demand for natural gas is often greater in the summer and winter months associated with cooling and heating. Because natural gas is heavily used for residential and commercial heating, the demand for this product depends heavily upon weather patterns throughout our market areas, and a significant amount of natural gas revenues are recognized in the first and second quarters related to the heating season. Accordingly, our operations have historically generated less revenue and income when weather conditions are milder in the winter and cooler in the summer. Unusually mild winters or cool summers could adversely affect our results of operations and financial position. In addition, exceptionally hot summer weather or unusually cold winter weather could add significantly to working capital needs to fund higher-than-normal supply purchases to meet customer demand for natural gas. While we believe the CIP mitigates the impact of weather variations on NJNG’s Utility Gross Margin, severe weather conditions may have an impact on the ability of suppliers and pipelines to deliver the natural gas to NJNG, which can negatively affect our earnings. The CIP does not mitigate the impact of severe weather conditions on our cash flows.

Future results at ES are subject to volatility in the natural gas market due to weather. Variations in weather may affect earnings and working capital needs throughout the year. During periods of milder temperatures, demand and volatility in the natural gas market may decrease, which can negatively impact ES’s earnings and cash flows.

Severe weather impacts, including, but not limited to, hurricanes, earthquakes, thunderstorms, high winds, microbursts, wildfires, tornadoes, blizzards and snow or ice storms, can disrupt energy generation, transmission and distribution. Extreme weather conditions, especially those of prolonged duration, create high energy demand on our own and/or other systems and increase the risk that we may be unable to reliably serve customers. Risk of losing gas supply during extreme weather carries significant consequences, as without our services our customers may be subjected to dire circumstances. Additionally, extreme weather conditions may cause the breakdown of or damage to equipment essential to the operation of our assets, and could also raise market prices as we buy short-term energy to serve our own system. To the extent the frequency of extreme weather events increases, this could increase our cost of providing service. In addition, we may not recover all costs related to mitigating these physical and financial risks.

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

We may be adversely impacted by natural disasters, pandemic illness, war or terrorist activities and other extreme events to which we may be unable to promptly respond. Local or national natural disasters, pandemic illness, actual or threatened acts of war or terrorist activities, including the political and economic disruption and uncertainty related to Russia’s military invasion of Ukraine and conflicts in the Middle East, catastrophic failure of the interstate pipeline system and other extreme events are a threat to our assets and operations. Companies in our industry that are located in our service territory may face a heightened risk due to exposure to acts of terrorism that could target or impact our natural gas distribution, transmission and storage facilities and disrupt our operations and ability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas that could affect our operations. Natural disasters, political unrest or actual or threatened terrorist activities may also disrupt capital markets and our ability to raise capital or may impact our suppliers or our customers directly.

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)

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

We rely on information technology to manage our natural gas distribution and storage, energy trading and other corporate operations; maintain customer, employee, Company and vendor data; and prepare our financial statements and perform other critical business processes. This technology may fail due to cyberattack, physical disruption, design and implementation defects or human error. Disruption or failure of business operations and information technology systems could harm our facilities or otherwise adversely impact our ability to safely deliver natural gas to our customers, serve our customers effectively or manage our assets. Additionally, an attack on, or failure of, information technology systems could result in the unauthorized release of customer, employee or other confidential or sensitive data. Cyberattacks, ransomware, terrorism or other malicious acts could damage, destroy or disrupt these systems for an extended period of time. The energy sector, including natural gas utility companies, has become the subject of cyberattacks with increased frequency.

Additionally, the facilities and systems of clients, suppliers and third-party service providers could be vulnerable to the same cyber or terrorism risks as our facilities and systems, and such third-party systems may be interconnected to our systems both physically and technologically. Therefore, an event caused by cyberattacks, ransomware or other malicious acts at an interconnected third party could impact our business and facilities. Any failure or unexpected or unauthorized use of technology systems could result in the unavailability of such systems, and could result in a loss of operating revenues, an increase in operating expenses and costs to repair or replace damaged assets. Any of the above could also result in the loss or release of confidential customer and/or employee information or other proprietary data that could adversely affect our reputation and competitiveness, could result in costly litigation and could negatively impact our results of operations. These cyberattacks have become more common and sophisticated and, as such, we could be required to incur costs to strengthen our systems and respond to emerging concerns.

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

Failure to keep pace with technological change may limit customer growth and have an adverse effect on our operations. Advances in technology and changes in laws or regulations are reducing the cost of alternative methods of producing and/or consuming energy. In addition, customers are increasingly expecting enhanced communications regarding their electric and natural gas services, which, in some cases, may involve additional investments in technology. Our future success will depend, in part, on our ability to anticipate and successfully adapt to technological changes and to offer services that meet customer demand. Failure to adapt to advances in technology and manage the related costs could make us less competitive and negatively impact our financial condition, results of operations and cash flows.

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

Furthermore, the U.S. Congress has for some time been considering various forms of climate change legislation. In addition, in July 2019, the State of New Jersey amended the GWRA, which targets 80% reduction in greenhouse gas emissions below 2006 levels economy-wide by 2050. In January 2020, New Jersey released the EMP confirming its commitment to achieve 100% clean energy by 2050, and the GWRA mandate of reducing state greenhouse gas emissions. The EMP addressed New Jersey’s energy system, including electric generation, transportation and buildings, and their associated greenhouse gas emissions and related air pollutants. The EMP defines 100% clean energy by 2050 to mean 100% carbon-neutral electric generation and maximum electrification of the transportation and building sectors, which are the greatest carbon emission-producing sectors in the state, to meet or exceed the GWRA emissions reductions by 2050. Our goals, to reduce our New Jersey operational emissions by 60% from 2006 levels by 2030 and to achieve net-zero carbon emissions from our New Jersey operations by 2050, may require additional technological, legislative and regulatory developments, the impacts and costs of which may not be fully known at this time.

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
In February 2023, the Governor of New Jersey issued two executive orders that established, or accelerated, previously established 2050 targets for clean-sourced electricity and electric heat pump adoption, with target dates of 2030 or 2035, as applicable. An additional executive order opened a proceeding to plan for the future of natural gas utilities in New Jersey. We are unable to predict the outcomes of these proceedings, but they could have a material impact on our business, results of operations and cash flows.

Risks related to regulation could affect the rates we are able to charge, various costs and our profitability. NJNG is subject to regulation by federal, state and local authorities. These authorities regulate many aspects of NJNG’s distribution and transmission operations, including construction and maintenance of facilities, operations, safety, tariff rates that NJNG can charge customers, rates of return, the authorized cost of capital, recovery of pipeline replacement, environmental remediation costs and relationships with its affiliates. NJNG’s ability to timely construct rate-based assets and obtain rate increases, including base rate increases, continue its BGSS incentive and CIP programs and maintain its currently authorized rates of return may be impacted by events, including regulatory or legislative actions. Additionally, in fiscal 2019, NJR began the process of transitioning away from its enterprise platform, which will no longer receive extended support after 2025. The first phase of IT enhancements and upgrades were placed into service in July 2020. The remaining phases of planned upgrades relate to work order and asset management and customer information systems and experience, which are expected to require significant capital investment. There can be no assurance that NJNG will be able to obtain rate increases and continue its BGSS incentive, CIP, RAC, or SAVEGREEN programs and IT upgrades and enhancements or continue to earn its currently authorized rates of return.

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

Our economic hedging activities that are designed to protect against commodity and financial market risks, including the use of derivative contracts in the normal course of our business, may cause fluctuations in reported financial results and financial losses that negatively impact results of operations and our stock price. We use derivatives, including futures, forwards, options, and swaps, to manage commodity and financial market risks. The timing of the recognition of gains or losses associated with our economic hedges in accordance with GAAP does not always coincide with the gains or losses on the items being hedged. The difference in accounting can result in volatility in reported results, even though the expected profit margin is essentially unchanged from the dates the transactions were consummated.

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

If we are unable to access the financial markets or there are adverse conditions in the equity or credit markets, including, but not limited to, inflationary pressures, recessionary pressures or rising interest rates, it could affect management’s ability to execute our business plans. We rely on access to both short-term and long-term credit markets as significant sources of liquidity for capital requirements not satisfied by our cash flow from operations. Any deterioration in our financial condition could hamper our ability to access the equity or credit markets or otherwise obtain debt financing on terms favorable to us or at all. In addition, because certain state regulatory approvals may be necessary for NJNG to incur debt, NJNG may be unable to access credit markets on a timely basis.

General economic factors beyond our control might create uncertainty that could increase our cost of capital or impair or eliminate our ability to access the debt, equity or credit markets, including our ability to draw on bank credit facilities. External events could also increase the cost of borrowing or adversely affect our ability to access the financial markets. Such external events could include the following:
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

New tax legislative initiatives may be proposed from time to time, such as proposals for comprehensive tax reform in the U.S., which may impact our effective tax rate and which could adversely affect our tax positions or tax liabilities. Any revaluation of our deferred tax attributes that may be required in the future could have a material adverse impact on our financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company’s Enterprise Risk Assessment process, performed by management annually, is designed to identify significant risks relevant to the Company and to determine both their potential impacts and the rate at which the risk may manifest. Cybersecurity is among the top tier risks identified in our risk assessment. Risk mitigation efforts are embedded in the Company’s operating procedures, internal controls and information systems.

The Company periodically examines its cybersecurity measures, including information technology controls, information security maturity assessments and operating effectiveness. These assessments can be performed through third-party assessments, penetration tests or internal assessments. Assessment results are reported to the Audit Committee and the Board of Directors, and the Company may make modifications to its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments and reviews.

New Jersey Resources Corporation
Part I

ITEM 1C. CYBERSECURITY (Continued)
Key components of our cybersecurity risk management program include:
•risk assessments designed to help identify cybersecurity risks to our critical systems, information, services and broader technology environment;
•the use of external service providers with specific expertise, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•evaluating, and where appropriate, implementing effective, up-to-date technologies and processes to enhance our cybersecurity capabilities;
•mandatory cybersecurity awareness training for our employees, including incident response personnel and senior management, as well as periodic experiential learning through phishing simulations;
•risk assessments of third-party suppliers and incorporating cybersecurity contractual stipulations in our supplier contracts if deemed necessary;
•physical security around sensitive infrastructure and critical cyber systems; and
•intelligence sharing about emerging threats through collaboration with peer companies and government intelligence agencies.

Enterprise-wide, proactive cybersecurity risk mitigation is imperative to the Company. The Company’s cybersecurity efforts and programs align with the National Institute of Standards and Technology’s Cybersecurity Framework and meet or exceed the requirements set forth by the BPU. We also utilize the Cybersecurity Capability Maturity Model, or C2M2, from the U.S. Department of Energy to evaluate and improve our cybersecurity processes and programs for our critical infrastructure.

The information set forth under Part I, Item 1A. Risk Factors - Risks Related to Technologies of this Annual Report on Form 10-K is hereby incorporated by reference. As of September 30, 2024, our financial position, results of operations, cash flows or business strategy have not been materially affected by risks from cybersecurity threats. However, the Company cannot provide assurance that we will not be materially affected in the future by such risks or any future material incidents.

Cybersecurity Governance

Cybersecurity risk oversight is a responsibility of the Board of Directors. The Board of Directors, through the Audit Committee, provides oversight for matters related to the security of information technology systems and procedures, including data privacy and cybersecurity and related risks.

The Audit Committee oversees the Company’s security risk management practices, including overseeing the practices, procedures, and controls that management uses to identify, assess, respond to, remediate, and mitigate risks related to cybersecurity. Senior leadership, including the Senior Vice President and CIO, updates the Audit Committee and the Board of Directors at least quarterly regarding cybersecurity risks, strategies and policies.

The Company’s management is responsible for identifying, managing and mitigating cybersecurity risk and communicating cybersecurity risks facing the Company to the Audit Committee and Board of Directors.

As part of its cybersecurity risk management program, the Company leverages its cybersecurity organization, led by the Company’s Managing Director of Information Security, to design and implement cybersecurity controls and to assess and report on cybersecurity risks. Members of the cybersecurity organization hold relevant degrees or industry-recognized certifications in cybersecurity, with relevant work experience in various roles involving managing information security, developing cybersecurity strategy and implementing effective information and cybersecurity programs. The members of the cybersecurity organization are expected to keep their knowledge, skills and training current by participating in industry events and continuing education programs as applicable.

The Company also maintains an internal Cyber Resiliency Committee, which includes members of senior management from Information Technology, Cybersecurity, Enterprise Risk Management, Internal Audit, Corporate Communications, Legal, Finance and Corporate Physical Security. The Managing Director of Information Security chairs this committee, which is responsible for the following:
•establishing cybersecurity policies and standards that align with our corporate objectives and regulatory requirements;
•monitoring compliance with cybersecurity policies and standards across the organization;
•ensuring that cybersecurity strategies are integrated with the organization’s overall governance structure;
•reviewing and approving significant cybersecurity investments and initiatives;
•providing guidance on cybersecurity risk tolerance levels and ensuring that cybersecurity risks are communicated to the Audit Committee and Board of Directors; and
•facilitating cross-departmental collaboration to address cybersecurity challenges and responses.

New Jersey Resources Corporation
Part I

ITEM 1C. CYBERSECURITY (Continued)
Through this ongoing engagement with these internal teams and certain third-party service providers, our CIO and our Managing Director of Information Security monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and report on cybersecurity incidents. The Company has a notification process in our incident response plan that contains requirements for timely notification to senior management by the CIO and to the Board of Directors by the CEO for incidents that reach established thresholds as well as procedures for external reporting.

The Company’s Managing Director of Information Security has more than 25 years of cybersecurity experience throughout various industries, including the utility sector, and reports directly to the Company’s Senior Vice President and CIO. The Senior Vice President and CIO, who has over 30 years of work experience in the information technology field, is responsible for the Company’s information technology program and oversees the management and development of all business technology and security for the Company and its subsidiaries. The Senior Vice President and CIO is also responsible for compliance with applicable federal standards and critical infrastructure protection and reports to the Company’s President and CEO.
ITEM 2. PROPERTIES

Natural Gas Distribution

As of September 30, 2024, NJNG owns approximately 7,425 miles of distribution main, 7,868 miles of service main and 244 miles of transmission main, and operates more than 600,000 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

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

NJNG owns five service centers located in Rockaway Township, Morris County; Atlantic Highlands and Wall Township, Monmouth County; and Lakewood and Stafford Township, Ocean County. These service centers house storerooms, garages, natural gas distribution and administrative offices. NJNG leases a customer service office in Asbury Park, Monmouth County. These customer service offices support customer contact, marketing, economic development and other functions. NJNG also owns its headquarters and customer service facilities in Wall Township, Monmouth County and a training facility in Howell Township, Monmouth County to support the technical training of its employees.

Substantially all of NJNG’s properties not expressly excepted or duly released are subject to the lien of the Mortgage Indenture as security for NJNG’s mortgage bonds, which totaled $1.6B as of September 30, 2024. In addition, under the terms of the Mortgage Indenture, NJNG had capacity to issue up to $1.4B of additional FMBs as of September 30, 2024.

Clean Energy Ventures

As of September 30, 2024, CEV has various solar contracts, including lease agreements and easements, allowing the installation, operation and maintenance of solar equipment and access to the various properties, including commercial and residential rooftops throughout the State of New Jersey. In addition to the lease agreements and easements, CEV owns solar projects with a total of 477 MW of capacity in Connecticut, Indiana, Michigan, New Jersey, New York, and Rhode Island, and 79.5 acres of land in Vineland, 14.4 acres of land in Upper Deerfield Township and 101.8 acres of land in Fairfield Township, Cumberland County, New Jersey. CEV also leases office space in Wall Township, New Jersey.

Energy Services

As of September 30, 2024, ES leases office space in Wall Township, New Jersey.

Storage and Transportation

As of September 30, 2024, Adelphia owns approximately 32.71 acres of land in Bucks County, 11.1 acres in Delaware County, 121.1 acres in Northampton County and 44.9 acres in Montgomery County, Pennsylvania and leases office space in Wall Township, New Jersey. Leaf River owns 3.5 acres of land in Clarke County, 158.5 acres in Jasper County, 36.5 acres and a 5,000 square foot building in Smith County, Mississippi and leases office space in Houston, Texas.

New Jersey Resources Corporation
Part I

ITEM 2. PROPERTIES (Continued)
All Other Business Operations

As of September 30, 2024, CR&R’s real estate portfolio consists of 23.1 acres of undeveloped land in Atlantic County, New Jersey. NJRHS leases service centers in Dover and Wall Township, New Jersey. NJR Service Corporation leased office space in Red Bank, New Jersey, which expired April 30, 2024.

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $130.9M to $194.6M. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of September 30, 2024, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $161.7M on the Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any. NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU.

As of September 30, 2024, $77.5M of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

General

The foregoing statements about NJR’s litigation are based upon the Company’s judgments, assumptions and estimates and are necessarily subjective and uncertain. The Company is involved, and from time to time in the future may be involved, in a number of pending and threatened judicial, regulatory and arbitration proceedings at various stages relating to matters that arise in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, the Company cannot state with confidence what the eventual outcome of the pending litigation will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines or penalties related to each pending matter will be, if any. In accordance with applicable accounting guidance, NJR establishes accruals for litigation for those matters that present loss contingencies as to which it is both probable that a loss will be incurred, and the amount of such loss can be reasonably estimated. NJR also discloses contingent matters for which there is a reasonable possibility of a loss. Based upon currently available information, NJR believes that the results of litigation that are currently pending, taken together, will not have a materially adverse effect on the Company’s financial condition, results of operations or cash flows. The actual results of resolving the pending litigation matters may be substantially different from the amounts accrued.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

New Jersey Resources Corporation
Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

NJR’s Common Stock is traded on the New York Stock Exchange under the ticker symbol NJR. As of November 7, 2024, NJR had 81,251 holders of record of its common stock. Dividends are subject to declaration by the Board of Directors. In September 2024, the Board of Directors declared dividends payable October 1, 2024 of $0.45 per share of common stock to shareowners of record on September 23, 2024. We review our dividend policy on a regular basis. Although subject to any contractual or regulatory restrictions or other limitations on the payment of dividends, future dividends will be at the discretion of the Board of Directors and will depend upon earnings, financial condition and other factors.

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

Cumulative Total Return	2019	2020	2021	2022	2023	2024
NJR	$100.00	$62.22	$83.03	$95.61	$103.75	$125.26
S&P 500 Utilities	$100.00	$95.03	$105.49	$111.38	$103.56	$146.87
S&P 500	$100.00	$115.15	$149.70	$126.54	$153.89	$209.83
Peer Group	$100.00	$76.86	$83.84	$93.64	$90.75	$118.98

The nine companies in the Peer Group are: Atmos Energy Corporation; Avista Corporation; Black Hills Corporation; National Fuel Gas Company; NiSource Inc.; Northwest Natural Holding Company; ONE Gas, Inc.; Southwest Gas Corporation; and Spire Inc. This performance graph and accompanying information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of the Company’s filings under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

In 1996, the Board of Directors authorized the Company to implement a share repurchase program, which has been expanded seven times since the inception of the program, authorizing a total of 19.5M shares of common stock for repurchase. The share repurchase plan allows us to purchase our outstanding shares on the open market or in negotiated transactions, based on market and other conditions. We are not required to purchase any specific number of shares and may discontinue or suspend the program at any time. The share repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless it is terminated earlier by action of our Board of Directors or additional shares are authorized for repurchase. NJR had no repurchase activity for the quarter ended September 30, 2024.

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

Regulatory Accounting

NJNG and Adelphia are subject to accounting requirements resulting from the effects of rate regulation. Specifically, NJNG and Adelphia record regulatory assets when it is considered probable that certain operating costs will be recoverable from customers in future periods and record regulatory liabilities when it is probable that future obligations to customers exist.

Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment and the timing and amount of assets to be recovered by rates. For NJNG, the BPU’s regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Decisions to be made by the BPU in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. If the BPU indicates that recovery of all or a portion of a regulatory asset is not probable or does not allow for recovery of and a reasonable return on investments in property, plant and equipment, a charge to income would be made in the period of such determination.

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

The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations and the ultimate ability of other responsible parties to pay, as well as the potential impact of any litigation and any insurance recoveries. Previously incurred remediation costs, net of recoveries from customers and insurance proceeds received, are included in regulatory assets on the Consolidated Balance Sheets.

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

Our postemployment employee benefit plan assets consist primarily of U.S. equity securities, international equity securities, fixed-income investments and other assets. Fluctuations in actual market returns, as well as changes in interest rates, may result in increased or decreased postemployment employee benefit costs in future periods. Postemployment employee benefit expenses are included in O&M and other income, net on the Consolidated Statements of Operations.

The following is a summary of a sensitivity analysis for each actuarial assumption as of and for the fiscal year ended September 30, 2024:

Pension Plans
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(34,015)	$118
Discount rate	(1.00)%	$41,090	$3,268
Rate of return on plan assets	1.00%	n/a	$(2,908)
Rate of return on plan assets	(1.00)%	n/a	$2,908

Other Postemployment Benefits
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(18,458)	$(1,196)
Discount rate	(1.00)%	$22,102	$1,585
Rate of return on plan assets	1.00%	n/a	$(1,078)
Rate of return on plan assets	(1.00)%	n/a	$1,078

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Health care cost trend rate	1.00%	$18,148	$2,778
Health care cost trend rate	(1.00)%	$(15,535)	$(2,159)

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

The fair value of derivative instruments is determined by reference to quoted market prices of listed exchange-traded contracts, published price quotations, pipeline tariff information or a combination of those items. ES’s portfolio is valued using the most current and reasonable market information. If the price underlying a physical commodity transaction does not represent a visible and liquid market, ES may utilize additional published pipeline tariff information and/or other services to determine an equivalent market price. As of September 30, 2024, the fair value of its derivative assets and liabilities reported on the Consolidated Balance Sheets that is based on such pricing is considered immaterial.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Should there be a significant change in the underlying market prices or pricing assumptions, ES may experience a significant impact on its financial position, results of operations and cash flows. Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risks for a sensitivity analysis related to the impact to derivative fair values resulting from changes in commodity prices. The valuation methods we use to determine fair values remained consistent for fiscal 2024, 2023 and 2022. We apply a discount to our derivative assets to factor in an adjustment associated with the credit risk of our physical natural gas counterparties and to our derivative liabilities to factor in an adjustment associated with our own credit risk. We determine this amount by using historical default probabilities corresponding to the appropriate S&P issuer ratings. Since the majority of our counterparties are rated investment grade, this results in an immaterial credit risk adjustment.

Gains and losses associated with derivatives utilized by NJNG to manage the price risk inherent in its natural gas purchasing activities are recoverable through its BGSS, subject to BPU approval. Accordingly, the offset to the change in fair value of these derivatives is recorded as either a regulatory asset or liability on the Consolidated Balance Sheets.

The Company hedges certain of its expected production of SRECs through forward and futures contracts. Upon physical delivery of SRECs to the counterparty, the Company recognizes SREC revenue as operating revenue on the Consolidated Statements of Operations.

We have not designated any derivatives as fair value or cash flow hedges as of September 30, 2024 and 2023.

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

Changes to the federal statutes related to ITCs that have the effect of reducing or eliminating the credits could have a negative impact on earnings and cash flows.

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

The following sections include a discussion of results for fiscal 2024 compared to fiscal 2023. The comparative results for fiscal 2023 with fiscal 2022 have been omitted from this Form 10-K, but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on Form 10-K of our Annual Report for the fiscal year ended September 30, 2023, filed with the SEC on November 21, 2023.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Net income (loss) and assets by reporting segment and other business operations for the fiscal years ended September 30, are as follows:

(Thousands)	2024		2023		2022
	Net Income	Assets	Net Income	Assets	Net Income	Assets
NJNG	$133,400	$4,789,835	$131,414	$4,414,829	$140,124	$4,030,686
CEV	33,662	1,157,573	44,458	1,128,577	39,403	1,015,065
ES	106,745	108,710	78,848	123,775	69,650	333,064
S&T	12,229	1,025,457	13,154	1,011,959	26,598	999,520
HSO	26	159,444	4,758	171,275	(781)	159,068
Intercompany (1)	3,713	(259,374)	(7,908)	(312,919)	(72)	(275,987)
Total	$289,775	$6,981,645	$264,724	$6,537,496	$274,922	$6,261,416
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated net income increased approximately $25.1M during fiscal 2024, compared with fiscal 2023, due primarily to the following factors:
•$27.9M increase in earnings at ES primarily due to increased operating revenue related to the timing of permanent releases of certain capacity related to the AMAs, reduced by unrealized gains and losses on hedging transactions; partially offset by

•$10.8M decrease in earnings at CEV due to the reversal of a valuation allowance for certain deferred tax assets during fiscal 2023 that did not reoccur.

The primary drivers of the changes noted above are described in more detail in the individual reporting segment and other business operations discussions.

Consolidated assets increased approximately $444.1M as of September 30, 2024, compared with September 30, 2023, due primarily to the following factors:
•$301.7M increase in utility plant expenditures at NJNG; and
•$79.4M increase in nonutility plant and equipment, net at CEV and S&T.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE for the fiscal years ended September 30:

(Thousands, except per share data)	2024	2023	2022
Net income	$289,775	$264,724	$274,922
Add:
Unrealized loss (gain) on derivative instruments and related transactions	19,574	(38,081)	(59,906)
Tax effect	(4,652)	9,050	14,248
Effects of economic hedging related to natural gas inventory (1)	(18,192)	34,699	19,939
Tax effect	4,323	(8,246)	(4,738)
Gain on equity method investment	—	(300)	(5,521)
Tax effect	—	(19)	1,377
Net financial earnings	$290,828	$261,827	$240,321

Basic earnings per share	$2.94	$2.73	$2.86
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.20	(0.39)	(0.62)
Tax effect	(0.05)	0.09	0.15
Effects of economic hedging related to natural gas inventory (1)	(0.18)	0.36	0.21
Tax effect	0.04	(0.09)	(0.05)
Gain on equity method investment	—	—	(0.06)
Tax effect	—	—	0.01
Basic NFE per share	$2.95	$2.70	$2.50
(1)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reporting segment and other business operations for the fiscal years ended September 30, discussed in more detail within the operating results sections of each reporting segment and other business operations, is summarized as follows:

(Thousands)	2024		2023		2022
NJNG	$133,400	46%	$131,414	50%	$140,124	58%
CEV	33,662	12	44,458	17	39,403	17
ES	111,515	38	68,517	26	39,121	16
S&T	12,229	4	12,835	5	22,454	9
HSO	26	—	4,758	2	(781)	—
Eliminations (1)	(4)	—	(155)	—	—	—
Total	$290,828	100%	$261,827	100%	$240,321	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated NFE increased approximately $29.0M during fiscal 2024, compared with fiscal 2023, due primarily to the following factors:
•$43.0M increase in earnings at ES as a result of higher operating revenues from AMAs, as previously discussed; partially offset by
•$10.8M decrease in earnings at CEV due to the reversal of a valuation allowance in fiscal year 2023 that did not reoccur as previously discussed.

Natural Gas Distribution

Overview

Natural Gas Distribution is comprised of NJNG, a natural gas utility that provides regulated natural gas service to residential and commercial customers throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which may include but are not limited to impacts to customer growth and customer usage, customer collections, the timing and costs of capital expenditures and construction of infrastructure projects, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. In addition, NJNG may be subject to adverse economic conditions such as inflation and rising natural gas costs, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

Base Rate Case

On January 31, 2024, NJNG filed a base rate case with the BPU requesting a natural gas revenue increase of approximately $222.6M including a recovery of infrastructure investments, a change in the Company’s overall rate of return on rate base to 7.57% and a change in the return on common equity to 10.42%. On May 15, 2024, the filing was updated to reflect actual results through March 31, 2024, which reduced the requested increase to approximately $219.6M. On August 7, 2024, the filing was updated to reflect actual results through June 30, 2024, which modified the requested increase to approximately $219.9M. On November 21, 2024, the BPU issued an order adopting a stipulation of settlement approving a $157.0M increase to base rates, effective November 21, 2024. The increase includes an overall rate of return on rate base of 7.08%, return on common equity of 9.6%, a common equity ratio of 54.0% and a composite depreciation rate of 3.21%.

Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant expenditures associated with customer growth and its associated PIM and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals for fiscal 2024 and estimates of expected investments over the next fiscal year:
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

In September 2023, the BPU approved NJNG’s annual IIP filing, which requested a rate increase for capital expenditures of $28.2M through June 30, 2023, which resulted in a $3.2M revenue increase, effective October 1, 2023.

On March 28, 2024, NJNG submitted its annual IIP filing to the BPU requesting a rate increase for capital expenditures of $43.5M through June 30, 2024. The filing was updated July 26, 2024, to reflect actual expenses of $41.2M. The BPU approved this filing on September 25, 2024, which resulted in a $4.7M revenue increase, effective October 1, 2024.

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

NJNG’s total customers as of September 30, include the following:

	2024	2023	2022
Firm customers
Residential	528,502	520,682	512,264
Commercial, industrial & other	31,927	31,725	31,227
Residential transport	14,470	15,457	17,316
Commercial transport	7,972	8,033	8,397
Total firm customers	582,871	575,897	569,204
Other	45	103	96
Total customers	582,916	576,000	569,300

During fiscal 2024, 2023 and 2022, NJNG added 8,079, 8,800 and 7,808 new customers, respectively. NJNG expects new customer additions, and those customers who added additional natural gas services to their premises, to contribute approximately $6.8M of incremental Utility Gross Margin on an annualized basis.

Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives designed to encourage the installation of high-efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a three- to 10-year period through a tariff rider mechanism. In March 2021, the BPU approved a three-year SAVEGREEN program consisting of approximately $126.1M of direct investment, $109.4M in financing options and approximately $23.4M in O&M.

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

On December 1, 2023, NJNG filed a petition seeking BPU approval of its 2024 SAVEGREEN program, which would support new energy efficiency, demand response and building decarbonization start-up programs for two-and-a-half-years from January 1, 2025 through June 30, 2027. The 2024 SAVEGREEN program filing, which totals $482.4M, includes $245.1M of direct investment, $217.2M in financing options and $20.1M in O&M. On October 30, 2024, the BPU approved a settlement consisting of $205.0M of direct investment, $160.5M in financing options and $20.1M in O&M, which totals $385.6M.

On May 31, 2024, NJNG submitted its annual EE filing with the BPU for the recovery of SAVEGREEN costs, proposing an increase in annual recoveries of approximately $5.6M, to be effective January 1, 2025, if approved.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Loans amounted to approximately $37.5M and $23.3M and grants, rebates and related investments amounted to approximately $33.8M and $36.5M during the fiscal years ended September 30, 2024 and 2023, respectively. Program recoveries from customers during the fiscal years ended September 30, 2024 and 2023, were $28.6M and $26.3M, respectively. The recovery includes a weighted average cost of capital that ranges from 6.84% to 6.9%, with a return on equity of 9.6% to 9.75%.

Conservation Incentive Program/BGSS

The CIP facilitates normalizing NJNG’s Utility Gross Margin for variances due not only to weather but also other factors affecting customer usage, such as conservation and energy efficiency. Recovery of Utility Gross Margin for the non-weather variance through the CIP is limited to the amount of certain natural gas supply cost savings achieved and is subject to a variable margin revenue test. Additionally, recovery of the CIP Utility Gross Margin is subject to an annual earnings test. An annual review of the CIP must be filed by June 1, coincident with NJNG’s annual BGSS filing, during which NJNG can request rate changes to the CIP.

NJNG’s total utility firm gross margin includes the following adjustments related to the CIP mechanism:

(Thousands)	2024	2023	2022
Weather (1)	$36,907	$44,675	$22,263
Usage	9,386	3,276	2,032
Total	$46,293	$47,951	$24,295
(1)Compared with the 20-year average, weather was 11.3%, 13.4% and 8.3% warmer-than-normal during fiscal 2024, 2023 and 2022, respectively.

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

In April 2023, the BPU approved, on a final basis, NJNG’s February 2023 filing for a reduction to the BGSS rate, which reduced annual recoveries by approximately $29.9M, effective March 1, 2023. NJNG’s February 2023 filing also advised the BPU of a bill credit for residential and small commercial customers. Total bill credits given back to customers from March 2023 through May 2023, totaled approximately $32.4M.

On April 30, 2024, the BPU approved, on a final basis, NJNG's June 2023 annual filing, which included a decrease of approximately $38.6M to the annual revenues credited to BGSS, an annual decrease of approximately $7.4M related to its balancing charge and an increase of approximately $27.0M to CIP rates for residential and small business customers, effective October 1, 2023.

On September 25, 2024, the BPU approved, on a provisional basis, NJNG’s May 2024 annual filing, which included a decrease of approximately $31.0M to the annual revenues credited to BGSS, an annual increase of approximately $40.3M related to its balancing charge and a decrease of approximately $0.8M to CIP rates, effective October 1, 2024. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers, and balancing charge revenues are credited to BGSS.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of Utility Gross Margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply and transportation and storage assets. Depending on the program, NJNG shares 80 or 85% of Utility Gross Margin generated by these programs with firm customers. Utility Gross Margin from incentive programs was $17.9M, $20.0M and $19.6M during the fiscal years ended September 30, 2024, 2023 and 2022, respectively.

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

Commodity Prices

NJNG is affected by the price of natural gas, which can have a significant impact on our cash flows and short-term financing costs, the price of natural gas charged to our customers through the BGSS clause, our ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other energy sources. Natural gas commodity prices are shown in the graph below, which illustrates the daily natural gas prices(1) in the Northeast market region, also known as TETCO M-3.
(1) Data sourced from Standard & Poor’s Financial Services, LLC Global Platts.

The maximum price per MMBtu was $20.98, $32.46 and $17.69 and the minimum price was $0.89, $0.67 and $2.42 for the fiscal years ended September 30, 2024, 2023 and 2022, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Operating Results and Cash Flow sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Societal Benefits Charge

NJNG’s qualifying customers are eligible for the USF program, which is administered by the New Jersey Department of Community Affairs, to help make energy bills more affordable.

In April 2023, the BPU approved on a final basis NJNG’s annual SBC filing, which included an increase to the RAC annual recoveries of approximately $3.7M and a decrease to the NJCEP annual recoveries of approximately $0.9M, effective May 1, 2023.

In September 2023, the BPU approved NJNG’s annual USF filing, which included an increase to the statewide USF rate of approximately $0.7M, effective October 1, 2023.

On March 20, 2024, the BPU approved NJNG’s annual SBC filing of RAC expenditures through June 30, 2023, which included an increase to the RAC annual recoveries of approximately $2.4M and an increase to the NJCEP annual recoveries of approximately $5.5M, effective April 1, 2024.

On June 28, 2024, NJNG submitted its annual USF filing to the BPU requesting an increase to the statewide USF rate. On September 25, 2024, the BPU approved the filing, which resulted in a $6.8M increase to annual recoveries, effective October 1, 2024.

On September 30, 2024, NJNG submitted its annual SBC filing to the BPU requesting approval of RAC expenditures through June 2024, which included an increase to the RAC annual recoveries of approximately $2.4M and an increase to the NJCEP annual recoveries of approximately $1.6M, which would be effective April 1, 2025.

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs periodically, and at least annually, and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $161.7M as of September 30, 2024, a decrease of $7.8M compared with the prior fiscal period. See Note 14. Commitments and Contingent Liabilities for a more detailed description of MGP expenditures.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 4. Regulation in the accompanying Consolidated Financial Statements.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

NJNG’s operating results for the fiscal years ended September 30, are as follows:

(Thousands)	2024	2023	2022
Operating revenues (1)	$1,019,832	$1,012,633	$1,128,767
Operating expenses
Natural gas purchases (2) (3)	414,635	425,457	557,232
Operation and maintenance	225,260	226,780	198,546
Regulatory rider expense (4)	60,327	50,542	59,437
Depreciation and amortization	112,492	102,326	94,579
Total operating expenses	812,714	805,105	909,794
Operating income	207,118	207,528	218,973
Other income, net	20,363	13,546	7,686
Interest expense, net of capitalized interest	62,288	56,595	46,394
Income tax provision	31,793	33,065	40,141
Net income	$133,400	$131,414	$140,124
(1)Includes nonutility revenue of approximately $1.4M, $1.3M and $1.4M for fiscal 2024, 2023 and 2022, respectively, for lease agreements with various NJR subsidiaries leasing office space from NJNG at the Company’s headquarters, which are eliminated in consolidation.
(2)Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.
(3)Includes related party transactions of approximately $9.3M for fiscal 2024, 2023 and 2022, a portion of which is eliminated in consolidation.
(4)Consists of expenses associated with state-mandated programs, the RAC and energy efficiency programs, which are calculated on a per-therm basis. These expenses are passed through to customers and are offset by corresponding revenues.

Operating Revenues and Natural Gas Purchases

Operating revenues increased 0.7% during fiscal 2024 compared with fiscal 2023. Natural gas purchases decreased 2.5% during fiscal 2024 compared with fiscal 2023. The factors contributing to the increases and decreases in operating revenues and natural gas purchases during fiscal 2024 are as follows:

	2024 v. 2023
(Thousands)	Operating revenues	Natural gas purchases
BGSS incentives	$15,264	$17,408
Bill credits	31,581	31,581
Firm sales	17,255	6,470
Average BGSS rates	(64,786)	(64,786)
CIP adjustments	(1,658)	—
Riders and other (1)	9,543	(1,495)
Total increase (decrease)	$7,199	$(10,822)
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Utility Gross Margin

A reconciliation of gross margin, the closest GAAP financial measure to NJNG’s Utility Gross Margin for the fiscal years ended September 30, is as follows:

(Thousands)	2024	2023	2022
Operating revenues	$1,019,832	$1,012,633	$1,128,767
Less:
Natural gas purchases	414,635	425,457	557,232
Operation and maintenance (1)	113,984	115,292	93,164
Regulatory rider expense	60,327	50,542	59,437
Depreciation and amortization	112,492	102,326	94,579
Gross margin	318,394	319,016	324,355
Add:
Operation and maintenance (1)	113,984	115,292	93,164
Depreciation and amortization	112,492	102,326	94,579
Utility Gross Margin	$544,870	$536,634	$512,098
(1)Excludes SG&A of approximately $111.3M, $111.5M and $102.8M for the fiscal years 2024, 2023 and 2022, respectively.

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

The following provides more information on the components of Utility Gross Margin and associated throughput (Bcf) of natural gas delivered to customers:

	2024		2023		2022
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility Gross Margin/Throughput
Residential	$369,522	44.5	$360,138	43.4	341,167	45.5
Commercial, industrial and other	78,033	8.5	76,550	8.4	77,629	8.7
Firm transportation	75,641	11.7	76,114	12.1	69,933	13.0
Total utility firm gross margin/throughput	523,196	64.7	512,802	63.9	488,729	67.2
BGSS incentive programs	17,876	85.0	20,020	72.6	19,587	95.2
Interruptible/off-tariff agreements	3,798	25.8	3,812	29.5	3,782	32.4
Total Utility Gross Margin/Throughput	$544,870	175.5	$536,634	166.0	$512,098	194.8

Utility Firm Gross Margin

Utility firm gross margin increased approximately $10.4M during fiscal 2024 compared with fiscal 2023, due primarily to an increase in customers.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
BGSS Incentive Programs

The factors contributing to the change in Utility Gross Margin generated by BGSS incentive programs are as follows:

(Thousands)	2024 v. 2023
Storage	$(1,454)
Capacity release	(139)
Off-system sales	(551)
Total decrease	$(2,144)

The decrease in BGSS incentive programs was due primarily to decreased margins from storage incentives along with lower off-system sales margin due to less market volatility and lower capacity release volumes.

Net Income

Net income increased approximately $2.0M during fiscal 2024, compared with fiscal 2023, due primarily to the following factors:
•$8.2M increase in Utility Gross Margin, as previously discussed;
•$6.8M increase in other income, net resulting from the remeasurement of the Company's other postretirement benefits; and
•$1.5M decrease in O&M due to lower consulting fees; partially offset by
•$10.2M increase in depreciation expense as a result of additional utility plant being placed into service; and
•$5.7M increase in interest expense due to higher outstanding long-term debt.

Clean Energy Ventures

Overview

CEV actively pursues opportunities in the renewable energy markets, which includes the development, construction and operation of net-metered and grid-connected commercial solar projects. In addition, CEV enters into various long-term agreements, including PPAs, to supply energy from commercial solar projects.

Capital expenditures related to clean energy projects are subject to change due to a variety of factors that may affect our ability to commence operations at these projects on a timely basis or at all, including logistics associated with the start-up of commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, any delays related to electric grid interconnection, economic trends, unforeseen events and the ability to access capital or allocation of capital to other investments or business opportunities. CEV is also subject to various risks, which may include our ability to identify and develop commercial solar asset investments, impacts to our supply chain and our ability to source materials for construction.

The primary contributors toward the value of qualifying clean energy projects are tax incentives, RECs and electricity sales. Changes in the federal statutes related to the ITC and/or relevant state legislation and regulatory policies affecting the market for solar renewable energy credits could significantly affect future results.

Solar projects placed in service and related expenditures for the fiscal years ended September 30, are as follows:

($ in Thousands)	2024			2023			2022
Placed in service	Projects	MW	Costs	Projects	MW	Costs	Projects	MW	Costs
Grid-connected (1)	—	—	$—	5	42.0	$106,558	3	14.0	$31,411
Net-metered:
Commercial (1) (2)	2	5.1	18,931	5	36.1	50,610	2	1.0	2,440
Sunlight Advantage®	282	3.4	10,660	339	4.1	12,677	360	3.9	11,544
Total placed in service	284	8.5	$29,591	349	82.2	$169,845	365	18.9	$45,395
(1)Includes projects subject to sale leaseback arrangements.
(2)Fiscal 2023 includes two operational commercial solar projects acquired in July 2023, totaling 20.7 MW.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
As of September 30, 2024, CEV has approximately 477 MW of solar capacity in service. Projects that were placed in service through December 31, 2019, qualified for a 30% federal ITC. The credit declined to 26% for property under construction during 2020 through the end of 2022. In August 2022, the federal ITC was restored to 30% through the end of 2032. There are additional opportunities to increase the credit amount for certain facilities that are placed in service after December 31, 2022, based upon the type of project and location.

CEV may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to seven years. The Company will continue to operate the solar assets and is responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. ITCs and other tax attributes associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first five years of in-service life, CEV recognizes the equivalent value of the ITC in other income on the Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. During fiscal 2024, 2023 and 2022, CEV received proceeds of $64.7M, $167.8M and $24.1M, respectively, in connection with the sale leaseback of commercial solar assets.

As part of its solar investment portfolio, CEV operates a residential and small commercial solar program, The Sunlight Advantage®, which provides qualifying homeowners and small business owners with the opportunity to have a solar system installed at their home or place of business with no installation or maintenance expenses. CEV owns, operates and maintains the system over the life of the lease in exchange for monthly lease payments. The program is operated by CEV using qualified contracting partners in addition to strategic suppliers for material standardization and sourcing.

On November 25, 2024, CEV completed the sale of its 91 MW residential solar portfolio, and related assets and liabilities included in The Sunlight Advantage® program to a third party for a total purchase price of $132.5M.

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

In July 2021, the BPU established a new successor solar incentive program. This ADI Program provides administratively set incentives for net metered projects of 5 MW or less. RECs generated through the production of electricity under this program are known as SREC IIs.

In December 2022, the BPU established the CSI program, which provides incentives to larger solar facilities. It is open to qualifying grid supply solar facilities, non-residential net metered solar installations with a capacity greater than 5 MW and eligible grid supply solar facilities installed in combination with energy storage. Pricing is determined based on a competitive bid solicitation process.

REC activity consisted of the following:

	Inventory balance as of October 1,	RECs		Inventory balance as of September 30,	Average
		Generated	Delivered		Sale Price
2024
SRECs	144,138	402,056	(419,266)	126,928	$197
TRECs (1)	10,120	93,913	(92,796)	11,237	$141
SREC IIs (1)	6,013	19,087	(20,078)	5,022	$90
2023
SRECs	116,005	422,039	(393,906)	144,138	$202
TRECs	10,759	80,520	(81,159)	10,120	$144
SREC IIs	247	10,260	(4,494)	6,013	$90
(1)TREC and SREC II inventory balances are due primarily to the timing of generation and when RECs are delivered to the state administrator.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
CEV hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory of SRECs related to CEV’s in-service commercial and residential assets at September 30, 2024:

Energy Year (1)	Percent of SRECs Hedged
2025	90%
2026	89%
2027	51%
2028	39%
(1)Energy years are compliance periods for New Jersey’s renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of RECs by our solar assets. All related costs are included as a component of O&M on the Consolidated Statements of Operations, including such expenses as facility maintenance and broker fees.

Operating Results

CEV’s financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2024	2023	2022
Operating revenues	$130,563	$124,131	$128,280
Operating expenses
Operation and maintenance	44,042	40,089	40,706
Depreciation and amortization	27,869	25,320	21,396
Total operating expenses	71,911	65,409	62,102
Operating income	58,652	58,722	66,178
Other income, net	14,961	6,622	6,554
Interest expense, net	28,545	28,569	21,968
Income tax provision (benefit)	11,406	(7,683)	11,361
Net income	$33,662	$44,458	$39,403

Net income decreased approximately $10.8M during fiscal 2024, compared with fiscal 2023, due primarily to the following factors:
•$19.1M increase in income tax expense due primarily to the reversal of a valuation allowance for certain deferred tax assets during fiscal 2023 that did not reoccur; and
•$4.0M increase in O&M due to higher project maintenance expenses and lease expenses; partially offset by
•$8.3M increase in other income, net due primarily to the recognition of ITCs associated with solar sale leaseback financing transactions; and
•$6.4M increase in operating revenues due to higher SREC, TREC and electricity sales.

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

ES accounts for its physical commodity contracts and its financial derivative instruments at fair value on the Consolidated Balance Sheets. Changes in the fair value of physical commodity contracts and financial derivative instruments are included in earnings as a component of operating revenues or natural gas purchases on the Consolidated Statements of Operations. Volatility in reported net income at ES can occur over periods of time due to changes in the fair value of derivatives, as well as timing differences related to certain transactions. Unrealized gains and losses can fluctuate as a result of changes in the price of natural gas and SRECs from the original transaction price. Volatility in earnings can also occur as a result of timing differences between the settlement of financial derivatives and the sale of the underlying physical commodity. For example, when a financial instrument settles and the physical natural gas is injected into inventory, the realized gains and losses associated with the financial instrument are recognized in earnings. However, the gains and losses associated with the physical natural gas are not recognized in earnings until the natural gas inventory is withdrawn from storage and sold, at which time ES realizes the entire margin on the transaction.

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services, and ES may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500M, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced in November 2021. NJR received a total of approximately $260M in cash from fiscal 2022 through fiscal 2024 and will receive approximately $34M per year from fiscal 2025 through fiscal 2031 under the agreements. During fiscal 2024 and 2023, ES recognized $137.2M and $48.5M, respectively, of operating revenue related to the AMAs on the Consolidated Statements of Operations. Amounts received in excess of revenue, totaling $22.3M and $58.7M as of September 30, 2024 and 2023, respectively, are included in deferred revenue on the Consolidated Balance Sheets.

Operating Results

ES’s financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2024	2023	2022
Operating revenues (1)	$485,391	$691,616	$1,529,272
Operating expenses
Natural gas purchases (including demand charges (2)(3))	305,938	558,932	1,394,405
Operation and maintenance	24,969	19,351	39,080
Depreciation and amortization	205	221	148
Total operating expenses	331,112	578,504	1,433,633
Operating income	154,279	113,112	95,639
Other income, net	1,030	1,479	512
Interest expense, net	15,233	11,400	4,725
Income tax provision	33,331	24,343	21,776
Net income	$106,745	$78,848	$69,650
(1)Includes related party transactions of approximately $(4.9)M, $10.2M and $0.1M for fiscal 2024, 2023 and 2022, respectively, which are eliminated in consolidation.
(2)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to 10 years.
(3)Includes related party transactions of approximately $1.2M, $0.9M and $1.0M for fiscal 2024, 2023 and 2022, respectively, a portion of which is eliminated in consolidation.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
ES’s portfolio of financial derivative instruments is composed of:

(in Bcf)	2024	2023	2022
Net short futures and swaps contracts	7.7	6.9	0.7

During fiscal 2024, 2023 and 2022 the net short position resulted in unrealized gains (losses) of $3.1M, $16.2M and $(8.5)M, respectively.

Operating revenues decreased approximately $206.2M and natural gas purchases decreased approximately $253.0M during fiscal 2024, compared with fiscal 2023, due primarily to a 36.0% decrease in natural gas prices, partially offset by increased operating revenue related to the timing of permanent releases of certain capacity related to the AMAs.

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

Net income increased approximately $27.9M during fiscal 2024, compared with fiscal 2023, due primarily to the following factors:
•$253.0M decrease in natural gas purchases, as previously discussed; partially offset by
•$206.2M decrease in operating revenues, as previously discussed;
•$9.0M increase in income tax expense related to higher operating income;
•$5.6M increase in O&M due to higher employee-related expenses and a reduction in the reserve for bad debt in the prior year; and
•$3.8M increase in interest expense due to increased borrowings and higher interest rates.

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

When ES reconciles the most directly comparable GAAP measure to both Financial Margin and NFE, the current period unrealized gains and losses on derivatives are excluded as a reconciling item. Financial Margin and NFE also exclude the effects of economic hedging of the value of our natural gas in storage and, therefore, only include realized gains and losses related to natural gas withdrawn from storage, effectively matching the full earnings effects of the derivatives with realized margins on the related physical natural gas flows. To the extent we utilize forwards, futures or other derivatives to hedge natural gas transactions and forecasted SREC production, the resulting unrealized gains and losses are also eliminated from NFE. Financial Margin differs from gross margin as defined on a GAAP basis, as it excludes certain operations and maintenance expense and depreciation and amortization as well as the effects of derivatives, as discussed above.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Financial Margin

A reconciliation of gross margin, the closest GAAP financial measure, to ES’s Financial Margin is as follows:

(Thousands)	2024	2023	2022
Operating revenues (1)	$485,391	$691,616	$1,529,272
Less:
Natural gas purchases	305,938	558,932	1,394,405
Operation and maintenance (2)	23,189	20,199	23,709
Depreciation and amortization	205	221	148
Gross margin	156,059	112,264	111,010
Add:
Operation and maintenance (2)	23,189	20,199	23,709
Depreciation and amortization	205	221	148
Unrealized loss (gain) on derivative instruments and related transactions	24,449	(48,251)	(60,000)
Effects of economic hedging related to natural gas inventory (3)	(18,192)	34,699	19,939
Financial Margin	$185,710	$119,132	$94,806
(1)Includes unrealized (gains) losses related to intercompany transactions between NJNG and ES that have been eliminated in consolidation of approximately $(4.9)M, $7.8M and $0.1M for fiscal 2024, 2023 and 2022, respectively.
(2)Excludes SG&A of approximately $1.8M, $(0.8)M and $15.4M for fiscal 2024, 2023 and 2022, respectively.
(3)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

Financial Margin increased approximately $66.6M during fiscal 2024, compared with fiscal 2023, due primarily to increased operating revenue related to the AMAs, as previously discussed, partially offset by higher natural gas price volatility in fiscal 2023 as a result of cold weather in regions where ES had contracted rights to transportation and storage assets.

Net Financial Earnings

A reconciliation of ES’s net income, the most directly comparable GAAP financial measure to NFE, is as follows for the fiscal years ended September 30:

(Thousands)	2024	2023	2022
Net income	$106,745	$78,848	$69,650
Add:
Unrealized loss (gain) on derivative instruments and related transactions	24,449	(48,251)	(60,000)
Tax effect (1)	(5,810)	11,467	14,270
Effects of economic hedging related to natural gas inventory	(18,192)	34,699	19,939
Tax effect	4,323	(8,246)	(4,738)
Net financial earnings	$111,515	$68,517	$39,121
(1)Includes taxes related to intercompany transactions between NJNG and ES that have been eliminated in consolidation of approximately $1.2M and $(2.4)M for fiscal 2024 and 2023, respectively. Taxes that were eliminated in consolidation during fiscal 2022 were immaterial.

NFE increased approximately $43.0M during fiscal 2024, compared with fiscal 2023, due primarily to higher Financial Margin, as previously discussed.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Storage and Transportation

Overview

S&T invests in natural gas assets, such as natural gas transportation and storage facilities. We believe that acquiring, owning and developing these storage and transportation assets, which operate under a tariff structure that has either cost- or market-based rates, can provide us organic growth opportunities. S&T is subject to various risks, including the construction, development and operation of our transportation and storage assets, as well as our ability to obtain necessary governmental, environmental and regulatory approvals, property rights and financing at reasonable costs for the construction, operation and maintenance of our assets.

S&T is comprised of Leaf River, a 32.2M Dth salt dome natural gas storage facility that operates under market-based rates, and Adelphia, a FERC-regulated interstate pipeline in southeastern Pennsylvania that operates under cost-of-service rates but can enter into negotiated rates with counterparties. The northern portion of the pipeline was operational upon acquisition, and currently serves two natural gas generation facilities.The southern zone of the pipeline became fully operational in September 2022.

On September 30, 2024, Adelphia filed a Section 4 rate case with the FERC seeking approval to revise its transportation cost-of-service rates to reflect investments made in its pipeline system, as well as the ongoing costs of operating and maintaining the system. Adelphia anticipates that FERC will allow it to place the rates into effect during the second half of 2025, subject to refund and the outcome of a hearing to be established by FERC.

S&T has a 50% ownership interest in Steckman Ridge, a storage facility located in western Pennsylvania that operates under market-based rates. As of September 30, 2024, our investment in Steckman Ridge was $101.7M.

S&T also had a 20% interest in PennEast, a partnership whose purpose was to construct and operate a 120-mile natural gas pipeline that would have extended from northeast Pennsylvania to western New Jersey. During fiscal 2021, we evaluated our equity investment in PennEast for impairment and determined that it was other-than-temporarily impaired. In December 2021, the PennEast project ceased further development.

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

Operating Results

The financial results of S&T for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2024	2023	2022
Operating revenues (1)	$96,209	$92,859	$67,735
Operating expenses
Natural gas purchases	1,028	1,601	2,702
Operation and maintenance	43,083	34,648	30,568
Depreciation and amortization	24,900	24,185	12,302
Total operating expenses	69,011	60,434	45,572
Operating income	27,198	32,425	22,163
Other income, net	10,207	6,850	8,546
Interest expense, net	23,441	25,803	12,097
Income tax provision	4,551	3,444	1,879
Equity in earnings of affiliates	2,816	3,126	9,865
Net income	$12,229	$13,154	$26,598
(1)Includes related party transactions of approximately $1.4M, $4.2M and $2.4M for the fiscal years ended September 30, 2024, 2023 and 2022, respectively, which are eliminated in consolidation.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income decreased approximately $0.9M during fiscal 2024, compared with fiscal 2023, due primarily to the following factors:
•$8.4M increase in O&M due to increased employee-related expenses and consulting fees; partially offset by
•$3.4M increase in operating revenues due to higher fixed price contract revenue for Adelphia; and
•$3.4M increase in other income due to increased interest income from the outstanding loan with Steckman Ridge, as a result of higher interest rates.

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

A reconciliation of S&T’s net income, the most directly comparable GAAP financial measure to NFE, is as follows:

(Thousands)	2024	2023	2022
Net income	$12,229	$13,154	$26,598
Add:
Gain on equity method investment	—	(300)	(5,521)
Tax effect	—	(19)	1,377
Net financial earnings	$12,229	$12,835	$22,454

NFE decreased $0.6M during fiscal 2024, compared with fiscal 2023, due to lower net income, as previously discussed.

Home Services and Other

Overview

The financial results of HSO consist primarily of the operating results of NJRHS. NJRHS provides service, sales and installation of appliances to service contract customers and has been focused on growing its installation business and expanding its service contract customer base. HSO also includes organizational expenses incurred at NJR.

Operating Results

The condensed financial results of HSO for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2024	2023	2022
Operating revenues	$62,635	$57,638	$56,182

Income before income taxes	$2,692	$3,281	$278
Income tax provision (benefit)	2,666	(1,477)	1,059
Net income (loss)	$26	$4,758	$(781)

Net income decreased approximately $4.7M during fiscal 2024, compared with fiscal 2023, due primarily to the following factors:
•$4.6M increase in O&M due to increased employee-related and contractor expenses; and
•$4.1M increase in income tax expense due to a tax benefit in fiscal 2023 that did not reoccur; partially offset by
•$5.0M increase in operating revenues due to higher installation and service contract revenue at NJRHS.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each reporting segment and other business operations and provides adequate financial flexibility for accessing capital markets as required. Our consolidated capital structure as of September 30, was as follows:

	2024	2023
Common stock equity	39%	39%
Long-term debt	52	54
Short-term debt	9	7
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $14.7M and $15.0M of equity through the DRP during fiscal 2024 and 2023, respectively. We also raised approximately $59.7M and $42.8M of equity by issuing approximately 1,380,000 and 948,000 shares through the waiver discount feature of the DRP during fiscal 2024 and 2023, respectively.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5M shares of common stock for repurchase. Since inception, we repurchased a total of approximately 17.8M of those shares and may repurchase an additional 1.7M shares under the approved program. There were no shares repurchased during fiscal 2024 and 2023.

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

We believe that as of September 30, 2024, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

Short-Term Debt

We use our short-term borrowings primarily to finance ES’s short-term liquidity needs, share repurchases and, on an initial basis, CEV’s investments. ES’s use of high-volume storage facilities and anticipated pipeline park and loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

As of September 30, 2024, NJR had a revolving credit facility totaling $575M, with $326.0M available under the facility.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250M NJNG Credit Facility. As of September 30, 2024, there was $194.2M available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit.

Short-term borrowings for the twelve months ended September 30, 2024, were as follows:

(Thousands)
NJR
Notes Payable to banks:
Balance at end of period	$236,700
Weighted average interest rate at end of period	6.23%
Average balance for the period	$216,996
Weighted average interest rate for average balance	6.53%
Month end maximum for the period	$301,550
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$55,100
Weighted average interest rate at end of period	4.98%
Average balance for the period	$52,868
Weighted average interest rate for average balance	5.46%
Month end maximum for the period	$106,700

Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG’s short-term borrowings tend to peak in the November through January time frame.

NJR

On August 7, 2024, NJR entered into a second amendment to NJR’s Second Amended and Restated Credit Agreement, which reduced the NJR Credit Facility from $650M to $575M and extended the maturity date of the facility to August 7, 2029, pursuant to NJR’s option to extend the maturity date under the NJR Second Amended and Restated Credit Agreement, and permits NJR to request that the maturity date be extended up to two times for an additional period of one year each. The NJR Credit Facility includes an accordion feature, which allows NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in increments of at least $50M with the total revolving credit commitments not exceeding $750M. The NJR Credit Facility also permits the borrowing of revolving loans and swingline loans, as well as a $75M sublimit for the issuance of letters of credit. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility. The credit facility is used primarily to finance its share repurchases, to satisfy ES’s short-term liquidity needs and to finance, on an initial basis, unregulated investments.

As of September 30, 2024, NJR had eleven letters of credit outstanding totaling $12.3M, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during fiscal 2024, NJR’s average interest rate was 6.53%, resulting in interest expense of approximately $14.4M. Based on average borrowings of $217.0M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $2.2M during fiscal 2024.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NJNG

On August 7, 2024, NJNG entered into a second amendment to NJNG’s Second Amended and Restated Credit Agreement governing a $250M NJNG Credit Facility, which extended the maturity date of the facility to August 7, 2029, pursuant to NJNG’s option to extend the maturity date under the NJNG Second Amended and Restated Credit Agreement, and permits NJNG to request that the maturity date be extended up to two times for an additional period of one year each. The NJNG Credit Facility includes an accordion feature, which would allow NJNG, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJNG Credit Facility in increments of at least $50M with total revolving credit commitments not exceeding $350M. The NJNG Credit Facility also permits the borrowing of revolving loans and swingline loans, as well as a $30M sublimit for the issuance of letters of credit.

As of September 30, 2024, NJNG had two letters of credit outstanding for $0.7M, which reduced the amount available under the NJNG Credit Facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during fiscal 2024, NJNG’s average interest rate was 5.46%, resulting in interest expense of $2.9M. Based on average borrowings of $52.9M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $0.6M during fiscal 2024.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Long-Term Debt

NJR

As of September 30, 2024, NJR had the following outstanding:
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
•$120M of 3.13% senior notes due September 1, 2031;
•$80M of 3.25% senior notes due September 1, 2033;
•$50M of 3.64% senior notes due September 19, 2034; and
•$50M of 6.14% senior notes due December 15, 2032.

On November 7, 2024, NJR entered into a Note Purchase Agreement under which NJR issued $100M senior notes at a fixed interest rate of 5.55%, maturing in 2034.

Neither NJNG nor its assets are obligated or pledged to support NJR’s long-term debt.

NJNG

As of September 30, 2024, NJNG’s long-term debt consisted of approximately $1.6B in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2025 to 2061, and approximately $31.6M in sale leasebacks of natural gas meters with various maturities ranging from 2025 to 2030.

In September 2023, NJNG entered into a Note Purchase Agreement for $100M aggregate principal amount of its senior notes consisting of $50M of 5.56% senior notes due September 28, 2033, which closed on September 28, 2023, and $50M of 5.85% senior notes due October 30, 2053, which closed on October 30, 2023.

On June 26, 2024, NJNG entered into a Note Purchase Agreement for $200M aggregate principal amount of its senior notes consisting of $125M of 5.82% senior notes due June 26, 2054, which closed on June 26, 2024, and $75M of 5.49% senior notes due September 30, 2034, which closed on September 30, 2024.

Senior notes are secured by an equal principal amount of NJNG’s FMBs issued under NJNG’s Mortgage Indenture.

NJR is not obligated directly nor contingently with respect to NJNG’s fixed-rate debt issuances.

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

Sale Leaseback

NJNG

NJNG received approximately $8.8M, $8.4M and $17.3M in fiscal 2024, 2023 and 2022, respectively, in connection with the sale leaseback of its natural gas meters. NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to repurchase the assets sold or renew the lease at the end of the term. As NJNG retains control of the natural gas meters, these arrangements do not qualify as a sale. NJNG uses the financing method to account for the transactions. NJNG continues to evaluate this sale leaseback program based on current market conditions. Natural gas meters are excluded from the lien on NJNG property under the Mortgage Indenture.

CEV

CEV enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to seven years. The Company has concluded that these arrangements do not qualify as a sale for accounting purposes, as the Company retains control of the underlying assets, and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. CEV continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During fiscal 2024, 2023 and 2022, CEV received proceeds of approximately $64.7M, $167.8M and $24.1M, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Consolidated Balance Sheets.

Contractual Obligations and Capital Expenditures

As of September 30, 2024, there were NJR guarantees covering approximately $174.3M of natural gas purchases and ES demand fee commitments and thirteen outstanding letters of credit totaling approximately $13.0M, as previously mentioned, not yet reflected in accounts payable on the Consolidated Balance Sheets.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events and the ability to access capital.

NJNG’s total capital expenditures spent or accrued during fiscal 2024 were approximately $431.8M. During fiscal 2025 capital expenditures are projected to be between $365M and $415M. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of September 30, 2024, NJNG’s future MGP expenditures are estimated to be approximately $161.7M. For a more detailed description of MGP expenditures, see Note 14. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
During fiscal 2024, S&T had capital expenditures spent or accrued for the Adelphia project totaling approximately $6.6M, and capital expenditures spent or accrued for Leaf River totaling approximately $39.0M. During fiscal 2025, we expect expenditures related to the Adelphia project to be between $5M and $15M and expenditures related to Leaf River to be between $15M and $20M.

During fiscal 2024, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were approximately $95.8M. CEV’s expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, CEV enters into agreements to install solar equipment for commercial projects. We estimate solar-related capital expenditures during fiscal 2025 to be between $160M and $265M.

Capital expenditures related to clean energy projects are subject to change due to a variety of factors that may affect our ability to commence operations at these projects on a timely basis or at all, including sourcing projects that meet our investment criteria, logistics associated with the start-up of commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, any delays related to electric grid interconnection, economic trends or unforeseen events and the ability to access capital or allocation of capital to other investments or business opportunities.

ES does not currently anticipate any significant capital expenditures during fiscal 2025 and 2026.

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services, and ES may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500M, payable through November 1, 2030. The AMAs include a series of initial and permanent releases which commenced in November 2021. NJR received a total of approximately $260M in cash from fiscal 2022 through fiscal 2024 and will receive $34M per year from fiscal 2025 through fiscal 2031 under the agreements. During fiscal 2024 and 2023, ES recognized approximately $137.2M and $48.5M, respectively, of operating revenue related to the AMAs on the Consolidated Statements of Operations. Amounts received in excess of revenue, totaling approximately $22.3M and $58.7M as of September 30, 2024 and 2023, respectively, are included in deferred revenue on the Consolidated Balance Sheets.

Cash Flows

Operating Activities

Cash flows from operating activities during fiscal 2024 totaled approximately $427.4M compared with approximately $479.0M during fiscal 2023. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

•seasonality of our business;
•fluctuations in wholesale natural gas prices and other energy prices, including changes in derivative asset and liability values;
•timing of storage injections and withdrawals;
•deferral and recovery of natural gas costs;
•changes in contractual assets utilized to optimize margins related to natural gas transactions;
•broker margin requirements;
•impact of unusual weather patterns on our wholesale business;
•timing of the collections of receivables and payments of current liabilities;
•volumes of natural gas purchased and sold; and
•timing of SREC deliveries.

The decrease of approximately $51.6M in cash flows from operating activities during fiscal 2024, compared with fiscal 2023, was due primarily to the changes in the mix of working capital components, partially offset by timing of cash received from certain ES AMAs.

Investing Activities

Cash flows used in investing activities totaled approximately $569.1M during fiscal 2024, compared with approximately $538.6M during fiscal 2023. The increase of approximately $30.5M was due primarily to increased utility plant expenditures.

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

Cash flows from financing activities totaled approximately $141.8M during fiscal 2024, compared with approximately $59.7M during fiscal 2023. The increase of approximately $82.1M is due primarily to reduced net short-term debt payments of approximately $61.6M, along with a payment of a $150M term loan in the prior year that did not occur in the current year, and an increase of approximately $16.9M from the waiver discount issuance of common stock, partially offset by a decrease in solar sale leaseback proceeds of approximately $103.1M and a $70.0M payment of long-term debt.

Credit Ratings

The table below summarizes NJNG’s credit ratings as of September 30, 2024, issued by two rating entities, Moody’s and Fitch:

	Moody’s	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-2	F-2
Senior Secured	A1	A+
Ratings Outlook	Stable	Stable

The Moody’s ratings and outlook were reaffirmed on July 3, 2024. The Fitch ratings and outlook were reaffirmed on April 15, 2024. NJNG’s Moody’s and Fitch ratings are investment-grade ratings. NJR is not rated by Moody’s or Fitch.

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

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2023	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2024
NJNG	$6,090	$(13,199)	$(7,107)	$(2)
ES	16,178	26,911	39,954	3,135
Total	$22,268	$13,712	$32,847	$3,133

There were no changes in methods of valuations during the fiscal year ended September 30, 2024.

The following is a summary of fair market value of financial derivatives as of September 30, 2024, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2025	2026	2027 - 2029	After 2029	Total Fair Value
Price based on ICE	$3,786	$(325)	$(328)	$—	$3,133

The following is a summary of financial derivatives by type as of September 30, 2024:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	31.9	$2.57 - $3.58	$(2)
ES	Futures	(7.7)	$1.69 - $4.22	3,135
Total				$3,133

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2023	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2024
NJNG - Prices based on other external data	$(445)	(2,201)	(2,088)	$(558)
ES - Prices based on other external data	(13,616)	5,666	4,767	(12,717)
Total	$(14,061)	3,465	2,679	$(13,275)

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10% movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $3.1M. This analysis does not include potential changes to reported credit adjustments embedded in the $3.0M reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(1,562)	$(3,124)	$(4,686)	$(6,248)
Ending derivative fair value	$2,993	$1,431	$(131)	$(1,693)	$(3,255)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$1,562	$3,124	$4,686	$6,248
Ending derivative fair value	$2,993	$4,555	$6,117	$7,679	$9,241

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of September 30, 2024. Gross credit exposure for ES is defined as the unrealized fair value of derivative and energy trading contracts, plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for S&T is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

ES’s, CEV’s and S&T’s counterparty credit exposure as of September 30, 2024, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$91,509	$88,779
Noninvestment grade	7,033	1,319
Internally-rated investment grade	16,032	14,813
Internally-rated noninvestment grade	17,366	11,904
Total	$131,940	$116,815

NJNG’s counterparty credit exposure as of September 30, 2024, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$5,894	$5,715
Noninvestment grade	310	—
Internally-rated investment grade	136	30
Internally-rated noninvestment grade	9	1
Total	$6,349	$5,746

Due to the inherent volatility in the market price for natural gas, electricity and RECs, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If a counterparty failed to perform the obligations under its contract (for example, failed to make payment for natural gas received), we could sustain a loss. This loss would comprise the loss on natural gas delivered but not paid for and/or the cost of replacing natural gas not delivered or received at a price that exceeds the original contract price. Any such loss could have a material impact on our financial condition, results of operations or cash flows.

Effects of Interest Rate Fluctuations

We are also exposed to changes in interest rates on our debt hedges and variable rate debt. We do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our operating results or cash flows.

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of September 30, 2024, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024, which appears herein.

November 26, 2024

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of New Jersey Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, common stock equity, and cash flows, for each of the three years in the period ended September 30, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Regulation — Impact of Rate-Regulation on the Financial Statements — Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

New Jersey Natural Gas Company (“NJNG”), a subsidiary of the Company, is a regulated gas distribution company that serves customers in central and northern New Jersey. NJNG is subject to regulation by the New Jersey Board of Public Utilities (the “BPU”), which has jurisdiction with respect to the rates of gas distribution companies in New Jersey. Management has determined NJNG meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements in accordance with ASC 980, Regulated Operations.

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

•We read relevant regulatory orders issued by the BPU for NJNG and other public utilities in New Jersey, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the probability of recovery in future rates or of a future reduction in rates based on precedence of the BPU’s treatment of similar costs under similar circumstances. We also obtained and read the November 21, 2024 BPU order adopting the stipulation of settlement for NJNG’s January 2024 base rate case. We evaluated the external information and compared that to management’s assertions regarding the probability of recovery or refund of regulatory asset and liability balances for completeness.

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
November 26, 2024

We have served as the Company’s auditor since 1951.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of New Jersey Resources Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2024, of the Company and our report dated November 26, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Morristown, New Jersey
November 26, 2024

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share data)
Fiscal years ended September 30,	2024	2023	2022
OPERATING REVENUES
Utility	$1,018,482	$1,011,284	$1,127,417
Nonutility	778,057	951,710	1,778,562
Total operating revenues	1,796,539	1,962,994	2,905,979
OPERATING EXPENSES
Natural gas purchases:
Utility	405,332	416,158	547,901
Nonutility	304,426	555,579	1,393,656
Related parties	7,147	7,206	7,395
Operation and maintenance	394,636	373,568	361,866
Regulatory rider expenses	60,327	50,542	59,437
Depreciation and amortization	166,567	152,941	129,249
Total operating expenses	1,338,435	1,555,994	2,499,504
OPERATING INCOME	458,104	407,000	406,475
Other income, net	41,553	26,083	22,295
Interest expense, net of capitalized interest	130,275	123,014	85,830
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	369,382	310,069	342,940
Income tax provision	84,906	49,275	76,195
Equity in earnings of affiliates	5,299	3,930	8,177
NET INCOME	$289,775	$264,724	$274,922

EARNINGS PER COMMON SHARE
Basic	$2.94	$2.73	$2.86
Diluted	$2.92	$2.71	$2.85
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	98,634	97,028	96,100
Diluted	99,289	97,627	96,488

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)
Fiscal years ended September 30,	2024	2023	2022
Net income	$289,775	$264,724	$274,922
Other comprehensive income (loss), net of tax
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(317), $(317) and $(317), respectively	1,054	1,053	1,054
Adjustment to postemployment benefit obligation, net of tax of $(706), $1,873 and $(8,657), respectively	2,384	(6,186)	28,648
Other comprehensive income (loss), net of tax	3,438	(5,133)	29,702
Comprehensive income	$293,213	$259,591	$304,624
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal years ended September 30,	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$289,775	$264,724	$274,922
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	19,574	(38,081)	(59,906)
Depreciation and amortization	166,567	152,941	129,249
Amortization of acquired wholesale energy contracts	125	2,271	2,561
Allowance for equity used during construction	(6,874)	(7,137)	(11,243)
Allowance for doubtful accounts	1,229	1,570	2,401
Non-cash lease expense	4,674	3,708	4,850
Deferred income taxes	85,735	30,462	81,659
Equivalent value of ITCs recognized on equipment financing	(15,328)	(6,986)	(7,542)
Manufactured gas plant remediation costs	(23,451)	(9,571)	(17,538)
Cost of removal - asset retirement obligations	(1,727)	(1,526)	(1,289)
Contributions to postemployment benefit plans	(2,659)	(4,706)	(6,785)
Taxes related to stock-based compensation	(1,219)	(588)	(144)
Changes in:
Components of working capital	(61,058)	61,525	(77,687)
Other noncurrent assets and liabilities	(27,956)	30,387	9,972
Cash flows from operating activities	427,407	478,993	323,480
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(372,019)	(350,304)	(259,081)
Solar equipment	(104,287)	(107,303)	(146,676)
Storage and transportation and other	(46,628)	(42,757)	(153,378)
Cost of removal	(48,385)	(40,555)	(39,293)
Distribution from equity investees in excess of equity in earnings	2,246	2,294	2,336
Investments in equity investees, net of return of capital	—	—	5,479
Cash flows used in investing activities	(569,073)	(538,625)	(590,613)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	250,000	225,000	360,000
Payments of long-term debt	(125,066)	(71,934)	(68,343)
Proceeds from term loan	—	—	150,000
Payments of term loan	—	(150,000)	—
Proceeds from (payments of) short-term debt, net	39,700	(21,850)	(103,350)
Proceeds from sale leaseback transactions - solar	64,694	167,790	24,071
Proceeds from sale leaseback transactions - natural gas meters	8,814	8,441	17,300
Payments of common stock dividends	(165,063)	(150,973)	(127,704)
Proceeds from waiver discount issuance of common stock	59,730	42,807	—
Proceeds from issuance of common stock - DRP	14,676	14,993	14,745
Tax withholding payments related to net settled stock compensation	(5,724)	(4,577)	(4,177)
Cash flows from financing activities	141,761	59,697	262,542
Change in cash, cash equivalents and restricted cash	95	65	(4,591)
Cash, cash equivalents and restricted cash at beginning of period	1,517	1,452	6,043
Cash, cash equivalents and restricted cash at end of period	$1,612	$1,517	$1,452
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(12,744)	$112,628	$(16,658)
Inventories	(11,086)	67,445	(80,801)
Recovery of natural gas costs	734	(14,427)	1,037
Natural gas purchases payable	6,238	(183,772)	66,352
Natural gas purchases payable - related parties	16	8	(10)
Deferred revenue	(39,832)	934	33,802
Accounts payable and other	15,640	7,537	(34,259)
Prepaid expenses	(2,013)	(1,169)	(406)
Prepaid and accrued taxes	(23,517)	16,415	(1,516)
Restricted broker margin accounts	19,535	46,364	(51,165)
Customers’ credit balances and deposits	(6,315)	11,664	660
Other current assets and liabilities	(7,714)	(2,102)	5,277
Total	$(61,058)	$61,525	$(77,687)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$120,239	$108,194	$84,375
Income taxes	$21,313	$4,282	$4,252
Accrued capital expenditures	$22,535	$25,867	$34,674
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED BALANCE SHEETS

ASSETS

(Thousands)
September 30,	2024	2023

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$4,221,395	$3,843,037
Construction work in progress	233,295	237,428
Nonutility plant and equipment, at cost	1,834,956	1,767,306
Construction work in progress	206,869	142,768
Total property, plant and equipment	6,496,515	5,990,539
Accumulated depreciation and amortization, utility plant	(786,594)	(714,087)
Accumulated depreciation and amortization, nonutility plant and equipment	(306,698)	(254,397)
Property, plant and equipment, net	5,403,223	5,022,055

CURRENT ASSETS
Cash and cash equivalents	1,017	954
Customer accounts receivable:
Billed	105,531	97,540
Unbilled revenues	20,094	19,100
Allowance for doubtful accounts	(8,506)	(11,036)
Regulatory assets	73,070	73,587
Natural gas in storage, at average cost	199,125	199,501
Materials and supplies, at average cost	38,484	27,022
Prepaid expenses	11,754	9,741
Prepaid taxes	67,066	43,046
Derivatives, at fair value	6,813	30,755
Restricted broker margin accounts	13,243	20,796
Other current assets	26,904	21,071
Total current assets	554,595	532,077

NONCURRENT ASSETS
Investments in equity method investees	101,744	104,134
Regulatory assets	609,192	584,830
Operating lease assets	184,485	175,740
Derivatives, at fair value	806	1,564
Software costs	10,522	8,375
Deferred income taxes	20,751	28,383
Postemployment employee benefit assets	24,660	18,684
Other noncurrent assets	71,667	61,654
Total noncurrent assets	1,023,827	983,364
Total assets	$6,981,645	$6,537,496
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CAPITALIZATION AND LIABILITIES

(Thousands, except share data)
September 30,	2024	2023

CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding shares September 30, 2024 — 99,461,448; September 30, 2023 — 97,584,455	$248,159	$243,458
Premium on common stock	633,811	558,654
Accumulated other comprehensive loss, net of tax	(6,521)	(9,959)
Treasury stock at cost and other; shares September 30, 2024 — 16,302; September 30, 2023 — 13,041	26,220	20,748
Retained earnings	1,298,774	1,177,834
Common stock equity	2,200,443	1,990,735
Long-term debt	2,879,464	2,768,017
Total capitalization	5,079,907	4,758,752

CURRENT LIABILITIES
Current maturities of long-term debt	189,006	116,155
Short-term debt	291,800	252,100
Natural gas purchases payable	57,515	51,277
Natural gas purchases payable to related parties	875	859
Deferred revenue	21,572	61,404
Accounts payable and other	169,232	151,790
Dividends payable	44,752	40,981
Accrued taxes	10,593	10,090
Regulatory liabilities	32,981	32,287
New Jersey Clean Energy Program	18,491	15,804
Derivatives, at fair value	6,271	16,145
Restricted broker margin accounts	1,146	8,029
Operating lease liabilities	4,945	4,772
Customers’ credit balances and deposits	38,595	44,910
Total current liabilities	887,774	806,603

NONCURRENT LIABILITIES
Deferred income taxes	358,783	285,427
Deferred investment tax credits	2,156	2,434
Deferred revenue	3,095	659
Derivatives, at fair value	11,490	7,967
Manufactured gas plant remediation	161,650	169,390
Postemployment employee benefit liabilities	64,609	102,528
Regulatory liabilities	175,847	180,458
Operating lease liabilities	159,303	148,023
Asset retirement obligations	66,698	61,993
Other noncurrent liabilities	10,333	13,262
Total noncurrent liabilities	1,013,964	972,141
Commitments and contingent liabilities (Note 14)
Total capitalization and liabilities	$6,981,645	$6,537,496
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance as of September 30, 2021	95,710	$240,644	$502,584	$(34,528)	$(12,448)	$934,610	$1,630,862
Net income	—	—	—	—	—	274,922	274,922
Other comprehensive income	—	—	—	29,702	—	—	29,702
Common stock issued:
Incentive compensation plan	193	481	8,665	—	—	—	9,146
Dividend reinvestment plan (1)	355	491	8,450	—	5,800	—	14,741
Cash dividend declared ($1.4775 per share)	—	—	—	—	—	(142,004)	(142,004)
Treasury stock and other	(8)	—	(2)	—	(157)	—	(159)
Balance as of September 30, 2022	96,250	241,616	519,697	(4,826)	(6,805)	1,067,528	1,817,210
Net income	—	—	—	—	—	264,724	264,724
Other comprehensive loss	—	—	—	(5,133)	—	—	(5,133)
Common stock issued:
Incentive compensation plan	136	339	4,829	—	—	—	5,168
Dividend reinvestment plan (1)	258	205	6,069	—	8,760	—	15,034
Waiver discount	948	1,298	28,059	—	13,450	—	42,807
Cash dividend declared ($1.59 per share)	—	—	—	—	—	(154,418)	(154,418)
Treasury stock and other	(8)	—	—	—	5,343	—	5,343
Balance as of September 30, 2023	97,584	243,458	558,654	(9,959)	20,748	1,177,834	1,990,735
Net income	—	—	—	—	—	289,775	289,775
Other comprehensive income	—	—	—	3,438	—	—	3,438
Common stock issued:
Incentive compensation plan	154	385	5,099	—	—	—	5,484
Dividend reinvestment plan	346	864	13,780	—	—	—	14,644
Waiver discount	1,380	3,452	56,278	—	—	—	59,730
Cash dividend declared ($1.71 per share)	—	—	—	—	—	(168,835)	(168,835)
Treasury stock and other	(3)	—	—	—	5,472	—	5,472
Balance as of September 30, 2024	99,461	$248,159	$633,811	$(6,521)	$26,220	$1,298,774	$2,200,443
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
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

1. NATURE OF THE BUSINESS

The Company provides regulated natural gas distribution services, transmission and storage services and operates certain unregulated businesses primarily through the following:

NJNG provides natural gas utility service to residential and commercial customers throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey and is subject to rate regulation by the BPU. NJNG comprises the Natural Gas Distribution segment.

NJRCEV, the Company’s clean energy subsidiary, comprises the CEV segment and owns and operates clean energy projects, including commercial and residential solar installations located in New Jersey, Rhode Island, New York, Connecticut, Michigan and Indiana.

On November 25, 2024, CEV completed the sale of its 91 MW residential solar portfolio, and related assets and liabilities included in The Sunlight Advantage® program to a third party for a total purchase price of $132.5M. See Note 17. Subsequent Events for more information regarding the transaction.
NJRES comprises the ES segment. ES maintains and transacts around a portfolio of natural gas transportation and storage capacity contracts and provides physical wholesale energy, retail energy and energy management services in the U.S.

NJR Midstream Holdings Corporation, which comprises the S&T segment, invests in energy-related ventures through its subsidiaries. The Company operates natural gas storage and transmission assets through the wholly-owned subsidiaries of Leaf River and Adelphia and is subject to rate regulation by FERC. The Company holds a 50% combined ownership interest in Steckman Ridge, located in Pennsylvania, which is accounted for under the equity method of accounting.

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

Other financial investments or contractual interests that lack the characteristics of a voting interest entity, which are commonly referred to as variable interest entities, are evaluated by the Company to determine if the entity has the power to direct business activities and, therefore, would be considered a controlling interest that the Company would have to consolidate. Based on those evaluations, NJR has determined that it does not have any investments in variable interest entities as of September 30, 2024, 2023 and 2022.

Investments in entities over which the Company does not have a controlling financial interest are accounted for under the equity method.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies during the reporting period. On a quarterly basis, or more frequently whenever events or changes in circumstances indicate a need, the Company evaluates its estimates, including those related to the calculation of equity method investments, lease liabilities, unbilled revenues, allowance for doubtful accounts, provisions for depreciation and amortization, long-lived assets, regulatory assets and liabilities, income taxes, pensions and other postemployment benefits, contingencies related to environmental matters and litigation and the fair value of derivative instruments and debt. AROs are evaluated periodically as required. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

CEV recognizes revenue when SRECs are transferred to counterparties. SRECs are physically delivered through the transfer of certificates as per contractual settlement schedules. The SREC program officially closed to new qualified solar projects in April 2020.

In December 2019, the BPU established the TREC as the successor to the SREC program. TRECs provide a fixed compensation base multiplied by an assigned project factor in order to determine their value. The project factor is determined by the type and location of the project, as defined.

In July 2021, the BPU established a new successor solar incentive program, or SREC IIs. The ADI Program provides administratively set incentives for net metered projects of 5 MW or less. RECs generated through the production of electricity under this program are known as SREC IIs.

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

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts, which commenced in November 2021. The AMAs include a series of temporary and permanent releases, and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed-upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. ES recognized $137.2M and $48.5M of operating revenue related to the AMAs on the Consolidated Statements of Operations during fiscal 2024 and 2023, respectively. Amounts received in excess of revenue recognized totaling $22.3M and $58.7M are included in deferred revenue on the Consolidated Balance Sheets as of September 30, 2024 and 2023, respectively.

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

(Millions)	2024	2023	2022
ES	$72.6	$74.6	$95.4
NJNG	200.4	183.4	170.3
Total	$273.0	$258.0	$265.7

ES expenses demand charges over the term of the service being provided.

NJNG’s costs associated with demand charges are included in its weighted average cost of natural gas. The demand charges are expensed based on NJNG’s BGSS sales and recovered as part of the natural gas commodity component of its BGSS tariff.

Operations and Maintenance Expenses

O&M includes salaries and benefits, materials and supplies, usage of vehicles, tools and equipment, payments to contractors, utility plant maintenance, amortization of software costs for unregulated entities, customer service, professional fees and other outside services, insurance expense, accretion of cost of removal for future retirements of utility assets and other administrative expenses, and are expensed as incurred.

Stock-Based Compensation

Stock-based compensation represents costs related to stock-based awards granted to employees and members of NJR’s Board of Directors. NJR recognizes stock-based compensation based upon the estimated fair value of awards. The recognition period for these costs begins at either the applicable service inception date or grant date and continues throughout the requisite service period. The related compensation cost is recognized as O&M on the Consolidated Statements of Operations. See Note 10. Stock-Based Compensation for further information.

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

Property, Plant and Equipment

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

Depreciation is computed on a straight-line basis over the useful life of the assets for the Company’s nonutility entities, and using rates based on the estimated average lives of the various classes of depreciable property for NJNG. The composite rate of depreciation used for NJNG was 2.69% of average depreciable property in fiscal 2024, 2.68% in fiscal 2023 and 2.66% in fiscal 2022. The Company recorded $166.6M, $152.9M and $129.2M in depreciation expense during fiscal 2024, 2023 and 2022, respectively.

Property, plant and equipment was comprised of the following as of September 30:

(Thousands)	Estimated
Property Classifications	Useful Lives	2024	2023
Distribution facilities	11 to 54 years	$3,436,308	$3,063,111
Transmission facilities	28 to 42 years	656,098	650,817
Storage facilities	27 to 86 years	86,329	85,603
Solar property	15 to 35 years	885,518	864,838
Storage and transportation property	5 to 50 years	929,850	884,647
All other property	5 to 40 years	62,248	61,327
Construction work in progress		440,164	380,196
Total property, plant and equipment		6,496,515	5,990,539
Accumulated depreciation and amortization		(1,093,292)	(968,484)
Property, plant and equipment, net		$5,403,223	$5,022,055

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Within storage and transportation property, base gas is required to maintain the necessary pressure and to allow for efficient operation of the Leaf River storage facility. The base gas is determined to be recoverable and is considered part of the facility and thus presented as a component in property, plant and equipment. This natural gas is not depreciated, as it is expected to be recovered and sold. As of September 30, 2024 and 2023, the base gas had a cost basis of $21.4M and $20.9M, respectively.

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

Capitalized and deferred interest include the following for the fiscal years ended September 30:

($ in thousands)	2024		2023		2022
AFUDC:	NJNG	Adelphia	NJNG	Adelphia	NJNG	Adelphia
Debt	$4,729	$64	$3,546	$90	$1,648	$4,019
Equity	6,761	113	6,979	158	4,169	7,074
Total	$11,490	$177	$10,525	$248	$5,817	$11,093
Weighted average interest rate	6.48%	8.28%	6.41%	8.28%	4.91%	8.28%

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RAC and USF expenditures. The NJCEP and RAC interest rates change each September based on the August 31 seven-year constant maturity treasury rate plus 60 basis points. The SBC rate was 4.33%, 4.79% and 3.85% for the fiscal years ended September 30, 2024, 2023 and 2022, respectively. Accordingly, other income included $2.6M, $1.8M and $0.9M in the fiscal years ended September 30, 2024, 2023 and 2022, respectively.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total amounts in the Consolidated Statements of Cash Flows, as of September 30:

(Thousands)	2024	2023	2022
Balance Sheet
Cash and cash equivalents	$1,017	$954	$1,107
Restricted cash in other noncurrent assets	$595	$563	$345
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$1,612	$1,517	$1,452

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Allowance for Doubtful Accounts

The Company segregates financial assets, primarily trade receivables and unbilled revenues due in one year or less, into portfolio segments based on shared risk characteristics, such as geographical location and regulatory environment, for evaluation of expected credit losses. Historical and current information, such as average write-offs, are applied to each portfolio segment to estimate the allowance for losses on uncollectible receivables. Additionally, the allowance for losses on uncollectible receivables is adjusted for reasonable and supportable forecasts of future economic conditions, which can include changing weather, commodity prices, regulations and macroeconomic factors, such as unemployment rates, among others.

Loans Receivable

NJNG currently provides loans, with terms ranging from three to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Consolidated Balance Sheets. The Company has $18.1M and $15.1M recorded in other current assets and $53.6M and $39.0M in other noncurrent assets as of September 30, 2024 and 2023, respectively, on the Consolidated Balance Sheets, related to the loans. The Company regularly evaluates the credit quality and collection profile of its customers. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of September 30, 2024 and 2023, the Company has not recorded any impairments for SAVEGREEN loans.

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

Natural Gas in Storage

Natural gas in storage is reflected at average cost on the Consolidated Balance Sheets and represents natural gas and LNG that will be utilized in the ordinary course of business. The following table summarizes natural gas in storage, at average cost by company, as of September 30:

	2024		2023
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
NJNG	$177,655	30.8	$175,025	29.1
ES	21,378	13.1	24,476	14.6
S&T	92	—	—	—
Total	$199,125	43.9	$199,501	43.7

Derivative Instruments

The Company accounts for its financial instruments, such as futures, options and interest rate contracts, as well as its physical commodity contracts related to the purchase and sale of natural gas at ES, as derivatives, and therefore recognizes them at fair value on the Consolidated Balance Sheets. The Company’s unregulated subsidiaries record changes in the fair value of their financial commodity derivatives in natural gas purchases and changes in the fair value of their physical forward contracts in natural gas purchases or operating revenues, as appropriate, on the Consolidated Statements of Operations. Ineffective portions of the cash flow hedges are recognized immediately in earnings. Cash flows from derivative financial instruments are included in cash flows from operating activities on the Consolidated Statements of Cash Flows.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
ASC 815, Derivatives and Hedging, also provides for a NPNS scope exception for qualifying physical commodity contracts for which physical delivery is probable and the quantities delivered are expected to be used or sold over a reasonable period of time in the normal course of business. The Company prospectively applies this normal scope exception on a case-by-case basis to physical commodity contracts at NJNG and PPAs at CEV. When applied, it does not account for these contracts until the contract settles and the related underlying natural gas or power is delivered. Gains and/or losses on NJNG’s derivatives used to economically hedge its regulated natural gas supply obligations, as well as its exposure to interest rate variability, are recoverable through its BGSS, a component of its tariff. Accordingly, the offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability on the Consolidated Balance Sheets. See Note 5. Derivative Instruments for additional details regarding natural gas trading and hedging activities.

Fair values of exchange-traded instruments, including futures and swaps, are based on unadjusted, quoted prices in active markets. The Company’s non-exchange-traded financial instruments, over-the-counter physical commodity contracts at ES and interest rate contracts are valued using observable, quoted prices for similar or identical assets when available. In establishing the fair value of contracts for which a quoted basis price is not available at the measurement date, management utilizes available market data and pricing models to estimate fair values. Fair values are subject to change in the near term and reflect management’s best estimate based on a variety of factors. Estimating fair values of instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from, or paid to, a third party in settlement of the instruments. These amounts could be materially different from amounts that might be realized in an actual sale transaction.

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

The following table presents the software costs included in the Consolidated Financial Statements, as of September 30:

(Thousands)	2024	2023
Balance Sheets
Utility plant, at cost	$133,158	$51,282
Construction work in progress	$26,659	$55,012
Nonutility plant and equipment, at cost	$344	$344
Accumulated depreciation and amortization, utility plant	$(13,632)	$(7,480)
Accumulated depreciation and amortization, nonutility plant and equipment	$(48)	$(36)
Software costs	$10,522	$8,375
Statements of Operations
Operation and maintenance	$13,087	$14,299
Depreciation and amortization	$6,164	$4,130

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Factors that the Company analyzes in determining whether an impairment in its long-lived assets exists include: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent in which a long-lived asset is being used in its physical condition; legal proceedings or other contributing factors; significant business climate changes; accumulations of costs in significant excess of the amounts expected; a current-period operating or cash flow loss combined with a history of such events; and current expectations that more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. During fiscal 2024 and 2023, there were no events or circumstances that indicated that the carrying value of long-lived assets or finite-lived intangibles was not recoverable.

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

The Company continues to operate its solar assets and is responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. ITCs and other tax attributes associated with these solar projects transfer to the buyer; however, the payments are structured so that CEV is compensated for the transfer of the related tax attributes. Accordingly, CEV recognizes the equivalent value of the tax attributes in other income on the Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease.

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

Asset Retirement Obligations

The Company recognizes AROs related to the costs associated with cutting and capping NJNG’s main and service natural gas distribution mains, which is required by New Jersey law when taking such natural gas distribution mains out of service. The Company also recognizes AROs associated with CEV’s solar assets when there are decommissioning provisions in lease agreements that require removal of the asset at the end of the lease term.

AROs are initially recognized when the legal obligation to retire an asset has been incurred and a reasonable estimate of fair value can be made. The discounted fair value is recognized as an ARO liability with a corresponding amount capitalized as part of the carrying cost of the underlying asset. The obligation is subsequently accreted to the future value of the expected retirement cost, and the corresponding asset retirement cost is depreciated over the life of the related asset. Accretion expense associated with CEV’s AROs are recognized as a component of operations and maintenance expense on the Consolidated Statements of Operations. Accretion amounts associated with NJNG’s AROs are recognized as part of its depreciation expense, and the corresponding regulatory asset and liability will be shown gross on the Consolidated Balance Sheets.

Estimating future removal costs requires management to make significant judgments because most of the removal obligations span long time frames and removal may be conditioned upon future events. Asset removal technologies are also constantly changing, which makes it difficult to estimate removal costs. Accordingly, inherent in the estimate of AROs are various assumptions including the ultimate settlement date, expected cash outflows, inflation rates, credit-adjusted risk-free rates and consideration of potential outcomes where settlement of the AROs can be conditioned upon events. In the latter case, the Company develops possible retirement scenarios and assigns probabilities based on management’s reasonable judgment and knowledge of industry practice. Accordingly, AROs are subject to change. The following is an analysis of the change in the Company’s ARO for the fiscal years ended September 30:

(Thousands)	Balance at October 1	Accretion	Additions	Change in assumptions	Retirements	Balance at period end
2024
NJNG	$55,285	3,039	152	2,925	(1,727)	$59,674
NJRCEV	$6,708	236	79	—	—	$7,023
2023
NJNG	$49,874	2,693	155	4,089	(1,526)	$55,285
NJRCEV	$5,161	213	1,334	—	—	$6,708

Accretion for the next five years, for the fiscal years ended September 30, is estimated to be as follows:

(Thousands)	2025	2026	2027	2028	2029	Total
Estimated Accretion	$3,403	3,573	3,751	3,948	4,165	$18,840

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Accumulated Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income, net of related tax effects:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance as of September 30, 2022	$(8,322)	$3,496		$(4,826)
Other comprehensive income, net of tax
Other comprehensive income, before reclassifications, net of tax of $0, $1,922 and $1,922, respectively	—	(6,350)		(6,350)
Amounts reclassified from accumulated other comprehensive income, net of tax of $(317), $(49) and $(366), respectively	1,053	164	(1)	1,217
Net current-period other comprehensive income, net of tax of $(317), $1,873 and $1,556, respectively	1,053	(6,186)		(5,133)
Balance as of September 30, 2023	$(7,269)	$(2,690)		$(9,959)
Other comprehensive income, net of tax
Other comprehensive income, before reclassifications, net of tax of $0, $(1,002) and $(1,002), respectively	—	3,360		3,360
Amounts reclassified from accumulated other comprehensive income, net of tax of $(317), $296 and $(21), respectively	1,054	(976)	(1)	78
Net current-period other comprehensive income, net of tax of $(317), $(706) and $(1,023), respectively	1,054	2,384		3,438
Balance as of September 30, 2024	$(6,215)	$(306)		$(6,521)
(1)Included in the computation of net periodic pension cost, a component of operations and maintenance expense on the Consolidated Statements of Operations. For more details, see Note 11. Employee Benefit Plans.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Intangible assets, net previously classified in its own category on the Consolidated Balance Sheets has been reclassified into other noncurrent assets. Other noncurrent assets and other noncurrent liabilities previously classified in their own categories on the Consolidated Statements of Cash Flow have been combined into one category.

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

Derivatives and Hedging

In March 2022, the FASB issued ASU No. 2022-01, an amendment to ASC 815, Derivatives and Hedging, which addresses fair value hedge accounting of interest rate risk for portfolios of financial assets. This update further clarifies guidance previously released in ASU No. 2017-12, which established the ”last-of-layer” method, and this update renames that method as the “portfolio layer” method. The guidance was effective for the Company beginning October 1, 2023. As the Company does not currently apply hedge accounting to any of its risk management activities, there was no impact on its financial position, results of operations, cash flows and disclosures upon adoption.

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

Other Recent Updates to the Accounting Standards Codification

Fair Value Measurement

In June 2022, the FASB issued ASU No. 2022-03, an amendment to ASC 820, Fair Value Measurement. The amendment clarifies the fair value principles when measuring the fair value of an equity security subject to a contractual sale restriction. The guidance became effective for the Company on October 1, 2024, and the Company elected to apply it on a prospective basis. At this time, the Company does not have equity securities subject to contractual sale restrictions, and therefore this amendment would only impact the Company if, in the future, it entered into such transactions.

Leases

In March 2023, the FASB issued ASU No. 2023-01, an amendment to ASC 842, Leases, which applies to arrangements between related parties under common control. This update requires that all entities with common control arrangements classify and account for these leases on the same basis as an arrangement with an unrelated party. If the lessee in these types of arrangements continues to control the use of the underlying asset through a lease, the leasehold improvements are to be amortized over the improvements’ useful life to the common control group, regardless of the lease term. The guidance became effective for the Company on October 1, 2024, and the Company elected to apply it on a prospective basis. At this time, the Company does not have leases that are impacted by this amendment, and therefore it would only impact the Company if, in the future, it entered into applicable transactions.

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

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, an amendment to ASC 280, Segment Reporting, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The update requires entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss, and it enhances interim disclosure requirements to conform with annual requirements. This update became effective for the Company on October 1, 2024, for the first annual period and will become effective on October 1, 2025, for the interim periods. It will be applied retrospectively to all periods presented and the Company is currently evaluating the amendment to understand the impacts on its future disclosures.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, an amendment to ASC 220, Income Statement Reporting, which requires more detailed information about specified categories of expenses included in certain captions presented on the face of the income statement. This update becomes effective for the Company on October 1, 2027, for the first annual period and on October 1, 2028, for the interim periods. The Company can elect to apply it either prospectively or retrospectively to all periods presented, with early adoption permitted. The Company is currently evaluating the amendment to understand the impacts on its disclosures upon adoption.

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

Revenue is derived from the contract terms and is recognized as invoiced, with the payment due each month for the previous month’s services.

CEV	Renewable energy certificates	Certain CEV projects generate TRECs and SREC IIs under the established ADI Program. A TREC or SREC II is created for every MWh of electricity produced by a solar generator. The performance obligation of CEV is to generate electricity. TRECs and SREC IIs under the ADI Program are purchased monthly by a REC Administrator.

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
Home Services installs appliances, including, but not limited to, furnaces, air conditioning units, boilers and generators for customers. The distinct performance obligation is the installation of the contracted appliance, which is satisfied at the point in time the item is installed.

The transaction price for each installation differs accordingly. Revenue is recognized at a point in time upon completion of the installation, which is when the customer is billed.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during fiscal 2024, 2023 and 2022 are as follows:

(Thousands)	NJNG	CEV		ES	S&T	HSO	Total
2024
Natural gas utility sales (1)	$861,882	—		—	—	—	$861,882
Natural gas services	—	—		164,165	96,209	—	260,374
Service contracts	—	—		—	—	36,231	36,231
Installations and maintenance	—	—		—	—	26,404	26,404
Renewable energy certificates	—	15,111		—	—	—	15,111
Electricity sales	—	32,913		—	—	—	32,913
Eliminations (2)	(1,350)	—		—	(1,358)	(258)	(2,966)
Revenues from contracts with customers	860,532	48,024		164,165	94,851	62,377	1,229,949
Alternative revenue programs (3)	1,087	—		—	—	—	1,087
Derivative instruments	156,863	82,539	(4)	321,226	—	—	560,628
Eliminations (2)	—	—		4,875	—	—	4,875
Revenues out of scope	157,950	82,539		326,101	—	—	566,590
Total operating revenues	$1,018,482	130,563		490,266	94,851	62,377	$1,796,539
2023
Natural gas utility sales (1)	$845,392	—		—	—	—	$845,392
Natural gas services	—	—		76,975	92,859	—	169,834
Service contracts	—	—		—	—	35,210	35,210
Installations and maintenance	—	—		—	—	22,428	22,428
Renewable energy certificates	—	12,636		—	—	—	12,636
Electricity sales	—	31,733		—	—	—	31,733
Eliminations (2)	(1,349)	—		—	(4,159)	(205)	(5,713)
Revenues from contracts with customers	844,043	44,369		76,975	88,700	57,433	1,111,520
Alternative revenue programs (3)	27,257	—		—	—	—	27,257
Derivative instruments	139,984	79,762	(4)	614,641	—	—	834,387
Eliminations (2)	—	—		(10,170)	—	—	(10,170)
Revenues out of scope	167,241	79,762		604,471	—	—	851,474
Total operating revenues	$1,011,284	124,131		681,446	88,700	57,433	$1,962,994
2022
Natural gas utility sales	$951,626	—		—	—	—	951,626
Natural gas services	—	—		83,801	67,735	—	151,536
Service contracts	—	—		—	—	33,932	33,932
Installations and maintenance	—	—		—	—	22,250	22,250
Renewable energy certificates	—	5,487		—	—	—	5,487
Electricity sales	—	38,317		—	—	—	38,317
Eliminations (2)	(1,350)	—		—	(2,449)	(364)	(4,163)
Revenues from contracts with customers	950,276	43,804		83,801	65,286	55,818	1,198,985
Alternative revenue programs (3)	11,259	—		—	—	—	11,259
Derivative instruments	165,882	84,476	(4)	1,445,471	—	—	1,695,829
Eliminations (2)	—	—		(94)	—	—	(94)
Revenues out of scope	177,141	84,476		1,445,377	—	—	1,706,994
Total operating revenues	$1,127,417	128,280		1,529,178	65,286	55,818	2,905,979
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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the fiscal years ended September 30, are as follows:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
2024
Residential	$641,606	13,960	—	—	62,219	$717,785
Commercial and industrial	123,727	34,064	164,165	94,851	158	416,965
Firm transportation	86,600	—	—	—	—	86,600
Interruptible, off-tariff and other	8,599	—	—	—	—	8,599
Revenues out of scope	157,950	82,539	326,101	—	—	566,590
Total operating revenues	$1,018,482	130,563	490,266	94,851	62,377	$1,796,539
2023
Residential	$621,663	13,668	—	—	57,091	$692,422
Commercial and industrial	136,011	30,701	76,975	88,700	342	332,729
Firm transportation	77,722	—	—	—	—	77,722
Interruptible, off-tariff and other	8,647	—	—	—	—	8,647
Revenues out of scope	167,241	79,762	604,471	—	—	851,474
Total operating revenues	$1,011,284	124,131	681,446	88,700	57,433	$1,962,994
2022
Residential	$586,678	12,579	—	—	55,629	$654,886
Commercial and industrial	265,970	31,225	83,801	65,286	189	446,471
Firm transportation	92,531	—	—	—	—	92,531
Interruptible, off-tariff and other	5,097	—	—	—	—	5,097
Revenues out of scope	177,141	84,476	1,445,377	—	—	1,706,994
Total operating revenues	$1,127,417	128,280	1,529,178	65,286	55,818	$2,905,979

Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Consolidated Balance Sheets are as follows:

	Customer Accounts Receivable		Customers’Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of September 30, 2022	$222,297	$13,769	$33,246
(Decrease) increase	(124,757)	5,331	11,664
Balance as of September 30, 2023	97,540	19,100	44,910
Increase (decrease)	7,991	994	(6,315)
Balance as of September 30, 2024	$105,531	$20,094	$38,595

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Consolidated Balance Sheets as of September 30:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
2024
Customer accounts receivable
Billed	$51,613	8,441	34,002	8,598	2,877	$105,531
Unbilled	11,839	8,255	—	—	—	20,094
Customers’ credit balances and deposits	(38,572)	—	—	(23)	—	(38,595)
Total	$24,880	16,696	34,002	8,575	2,877	$87,030
2023
Customer accounts receivable
Billed	$55,234	9,962	23,716	6,577	2,051	$97,540
Unbilled	10,784	8,316	—	—	—	19,100
Customers’ credit balances and deposits	(44,898)	—	—	(12)	—	(44,910)
Total	$21,120	18,278	23,716	6,565	2,051	$71,730

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

Under EDECA, the BPU is required to audit the state’s energy utilities every two years. The primary purpose of the audit is to ensure that utilities and their affiliates offering unregulated retail services do not have an unfair competitive advantage over nonaffiliated providers of similar retail services. A combined competitive services and management audit of NJNG commenced in November 2022. The audit is still in progress.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Regulatory assets and liabilities included on the Consolidated Balance Sheets for NJNG are comprised of the following, as of September 30:

(Thousands)	2024	2023
Regulatory assets-current
New Jersey Clean Energy Program	$18,491	$15,804
Conservation Incentive Program	51,442	50,356
Derivatives at fair value, net	1,363	6,017
Other current regulatory assets	1,774	1,410
Total current regulatory assets	$73,070	$73,587
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$77,475	$66,298
Liability for future expenditures	161,650	169,390
Deferred income taxes	42,595	41,667
SAVEGREEN	107,796	83,589
Postemployment and other benefit costs	23,772	55,274
Cost of removal	130,885	112,362
Other noncurrent regulatory assets	59,924	51,019
Total noncurrent regulatory assets	$604,097	$579,599
Regulatory liability-current
Overrecovered natural gas costs	$32,457	$30,637
Total current regulatory liabilities	$32,457	$30,637
Regulatory liabilities-noncurrent
Tax Act impact (1)	$175,328	$180,347
Derivatives at fair value, net	404	—
Other noncurrent regulatory liabilities	115	111
Total noncurrent regulatory liabilities	$175,847	$180,458
(1)Reflects the re-measurement and subsequent amortization of NJNG’s net deferred tax liabilities as a result of the change in federal tax rates enacted in the Tax Act. The Tax Act is an Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017.

Other noncurrent regulatory assets include deferred pandemic costs of approximately $3.9M as of both September 30, 2024 and 2023, primarily related to a portion of bad debt associated with customer accounts receivable resulting from the impacts of the novel coronavirus disease pandemic. These costs are eligible for future regulatory recovery and are included in the base rate case filed on January 31, 2024.

Regulatory assets and liabilities included on the Consolidated Balance Sheets for Adelphia are comprised of the following, as of September 30:

(Thousands)	2024	2023
Total noncurrent regulatory assets	$5,095	$5,231
Total current regulatory liabilities	$524	$1,650

The assets are comprised primarily of the tax benefit associated with the equity component of AFUDC and the liability consists primarily of scheduling penalties. Recovery of regulatory assets is subject to FERC approval.

New Jersey Clean Energy Program
The NJCEP is a statewide program that encourages energy efficiency and renewable energy. Funding amounts are determined by the BPU’s Office of Clean Energy and all New Jersey utilities are required to share in the annual funding obligation. The current NJCEP program is for the State of New Jersey’s fiscal year ending June 2025. NJNG recovers the costs associated with its portion of the NJCEP obligation through its NJCEP rider, with interest.

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

SAVEGREEN

NJNG administers certain programs that supplement the state’s NJCEP and that allow NJNG to promote clean energy to its residential and commercial customers, as described further below. NJNG will recover related expenditures and a weighted average cost of capital on the unamortized balance through a tariff rider, with interest, as approved by the BPU, over a three- to 10-year period depending upon the specific program incentive.

Postemployment and Other Benefit Costs

Postemployment and Other Benefit Costs represents NJNG’s underfunded postemployment benefit obligations. See Note 11. Employee Benefit Plans.

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

Other Regulatory Assets

Other regulatory assets consist primarily of deferred costs associated with certain components of NJNG’s SBC, as discussed further in the regulatory proceedings section. NJNG’s related costs to maintain the operational integrity of its distribution and transmission main are recoverable, without interest, subject to BPU review and approval.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Overrecovered Natural Gas Costs

NJNG recovers its cost of natural gas through the BGSS rate component of its customers’ bills. NJNG’s cost of natural gas includes the purchased cost of the natural gas commodity, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. Overrecovered natural gas costs represent a regulatory liability that generally occurs when NJNG’s BGSS rates are higher than actual costs and result in returns to customers, including interest when applicable, in accordance with NJNG’s approved BGSS tariff. Conversely, underrecovered natural gas costs generally occur during periods when NJNG’s BGSS rates are lower than actual costs, in which case NJNG records a regulatory asset and requests amounts to be recovered from customers in the future.

The following is a description of certain regulatory proceedings during fiscal 2023 and 2024:

On January 31, 2024, NJNG filed a base rate case with the BPU requesting a natural gas revenue increase of approximately $222.6M including a recovery of infrastructure investments, a change in the Company’s overall rate of return on rate base to 7.57% and a change in the return on common equity to 10.42%. On May 15, 2024, the filing was updated to reflect actual results through March 31, 2024, which reduced the requested increase to approximately $219.6M. On August 7, 2024, the filing was updated to reflect actual results through June 30, 2024, which modified the requested increase to approximately $219.9M. On November 21, 2024, the BPU issued an order adopting a stipulation of settlement approving a $157.0M increase to base rates, effective November 21, 2024. The increase includes an overall rate of return on rate base of 7.08%, return on common equity of 9.60%, a common equity ratio of 54.0% and a depreciation rate of 3.21%.

BGSS and CIP

BGSS rates are normally revised on an annual basis. In addition, to manage the fluctuations in wholesale natural gas costs, NJNG has the ability to make two interim filings during each fiscal year to increase residential and small commercial customer BGSS rates on a self-implementing and provisional basis. NJNG is also permitted to refund or credit back a portion of the commodity costs to customers at any time given five days’ notice when the natural gas commodity costs decrease in comparison to amounts projected or to amounts previously collected from customers. Concurrent with the annual BGSS filing, NJNG files for an annual review of its CIP. NJNG’s annual BGSS and CIP filings are summarized as follows:

•In February 2023, NJNG advised the BPU of a bill credit and a reduction to the BGSS rate for residential and small commercial customers, which reduced recoveries by approximately $29.9M, effective March 1, 2023, and was approved on a final basis by the BPU on April 12, 2023. Bill credits provided to customers from March 2023 through May 2023 totaled approximately $32.4M.

•2023 BGSS/CIP filing — On April 30, 2024, the BPU approved on a final basis NJNG’s annual filing, which included a decrease of approximately $38.6M to the annual revenues credited to BGSS, an annual decrease of approximately $7.4M related to its balancing charge and an increase of approximately $27.0M to CIP rates for residential and small business customers, effective October 1, 2023.

•2024 BGSS/CIP filing — On May 31, 2024, NJNG filed its annual petition to modify its BGSS rates for residential and small business customers, the balancing charge and CIP rates. On September 25, 2024, the BPU approved, on a provisional basis, a decrease of approximately $31.0M to the annual revenues credited to BGSS, an annual increase of approximately $40.3M related to its balancing charge and a decrease of approximately $0.8M to CIP rates, effective October 1, 2024.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives, which are designed to encourage the installation of high efficiency heating and cooling equipment and other upgrades to promote energy efficiency to its residential and commercial customers while stimulating state and local economies through the creation of jobs. Depending on the specific initiative or approval, NJNG recovers costs associated with the programs over a three- to 10-year period through a tariff rider mechanism. In March 2021, the BPU approved a three-year SAVEGREEN program that included approximately $126.1M of direct investment, approximately $109.4M in financing options and approximately $23.4M in O&M.

SAVEGREEN investments and costs are filed with the BPU on an annual basis. NJNG’s annual EE filings are summarized as follows:

•2023 EE filing — In June 2023, NJNG submitted its annual EE filing with the BPU for the recovery of SAVEGREEN costs, proposing an increase in annual recoveries of approximately $10.7M. In September 2023, the BPU approved an increase to the EE rate increasing annual recoveries by approximately $9.0M based on updated information since the initial filing, effective October 1, 2023.

•On November 9, 2023, NJNG filed a letter petition seeking BPU approval to extend NJNG’s current SAVEGREEN program through December 31, 2024, with an additional $76.9M in order to meet customer demand for this program, which was approved by the BPU on April 30, 2024.

•On December 1, 2023, NJNG filed a petition seeking BPU approval of its 2024 SAVEGREEN program, which would support new energy efficiency, demand response and building decarbonization start-up programs from January 1, 2025 through June 30, 2027. The 2024 SAVEGREEN program includes approximately $245.1M of direct investment, approximately $217.2M in financing options and approximately $20.1M in O&M. On October 30, 2024, the BPU approved a settlement consisting of $205.0M of direct investment, $160.5M in financing options and $20.1M in O&M, which totals $385.6M.

•2024 EE filing — On May 31, 2024, NJNG submitted its annual EE filing with the BPU for the recovery of SAVEGREEN costs, proposing an increase in annual recoveries of approximately $5.6M, to be effective January 1, 2025, if approved.

Societal Benefits Charge

The SBC is comprised of three primary riders that allow NJNG to recover costs associated with USF, which is a permanent statewide program for all natural gas and electric utilities for the benefit of income-eligible customers, MGP remediation and the NJCEP. NJNG has submitted the following filings to the BPU, which include a report of program expenditures incurred each program year:

•2023 USF filing — In June 2023, NJNG submitted its annual USF filing to the BPU requesting an increase to the statewide USF rate, which will result in an approximately $0.7M increase to annual recoveries. The BPU approved this matter in September 2023, effective October 1, 2023.

•2023 SBC filing — In September 2023, NJNG submitted its annual SBC filing to the BPU requesting approval of RAC expenditures through June 2023, which included an increase to the RAC annual recoveries of approximately $2.4M and an increase to the NJCEP annual recoveries of approximately $5.5M, effective April 1, 2024. On March 20, 2024, the BPU approved NJNG's annual SBC filing.

•2024 USF filing — On June 28, 2024, NJNG submitted its annual USF filing to the BPU requesting an increase to the statewide USF rate, which resulted in an approximately $6.8M increase to annual recoveries. On September 25, 2024, the BPU approved this filing, effective October 1, 2024.

•2024 SBC filing — On September 30, 2024, NJNG submitted its annual SBC filing to the BPU requesting approval of RAC expenditures through June 2024, which included an increase to the RAC annual recoveries of approximately $2.4M and an increase to the NJCEP annual recoveries of approximately $1.6M, which would be effective April 1, 2025.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Infrastructure Programs

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant for customer growth and its associated PIM and infrastructure programs. NJNG continues to implement BPU-approved infrastructure projects that are designed to enhance the reliability of NJNG’s natural gas distribution system.

Infrastructure Investment Program

In February 2019, NJNG filed a petition with the BPU seeking authority to implement a five-year IIP. The IIP consists of two components, transmission and distribution investments and information technology replacement and enhancements. The total investment for the IIP is approximately $507.0M. Upon approval from the BPU, investments are being recovered through annual filings to adjust base rates. In October 2020, the BPU approved the Company’s transmission and distribution component of the IIP for $150.0M over five years, effective November 1, 2020. The recovery of information technology replacement and enhancements that was included in the original IIP filing will be included as part of base rate filings as projects are placed in service.

•2023 IIP filing — In March 2023, NJNG submitted its annual IIP filing to the BPU requesting a rate increase for estimated capital expenditures of approximately $31.4M through June 30, 2023. This filing was updated in July 2023, with actual expenses of approximately $28.2M through June 30, 2023. The BPU approved this filing in September 2023, which resulted in an approximately $3.2M revenue increase, effective October 1, 2023.

•2024 IIP filing — On March 28, 2024, NJNG submitted its annual IIP filing to the BPU requesting a rate increase for capital expenditures of approximately $43.5M through June 30, 2024. The filing was updated July 26, 2024, to reflect actual expenses of approximately $41.2M through June 30, 2024. The BPU approved this filing on September 25, 2024, which resulted in an approximately $4.7M revenue increase, effective October 1, 2024.

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

Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative assets and liabilities recognized on the Consolidated Balance Sheets as of September 30:

		Derivatives at Fair Value
		2024		2023
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
NJNG:
Physical commodity contracts	Derivatives - current	$21	$579	$43	$488
Financial commodity contracts	Derivatives - current	—	2	6,110	20
ES:
Physical commodity contracts	Derivatives - current	1,660	4,346	6,209	12,757
	Derivatives - noncurrent	727	10,758	802	7,870
Financial commodity contracts	Derivatives - current	5,132	1,344	18,393	2,880
	Derivatives - noncurrent	79	732	762	97
Total fair value of derivatives		$7,619	$17,761	$32,319	$24,112

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

	Asset Derivatives				Liability Derivatives
(Thousands)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)
As of September 30, 2024
ES Contracts
Physical commodity	$2,387	(535)	—	$1,852	$15,104	(535)	(5,551)	$9,018
Financial commodity	5,211	(2,076)	(1,170)	1,965	2,076	(2,076)	—	—
Total ES	$7,598	(2,611)	(1,170)	$3,817	$17,180	(2,611)	(5,551)	$9,018
NJNG Contracts
Physical commodity	$21	(13)	—	$8	$579	(13)	—	$566
Financial commodity	—	—	—	—	2	—	(2)	—
Total NJNG	$21	(13)	—	$8	$581	(13)	(2)	$566
As of September 30, 2023
ES Contracts
Physical commodity	$7,011	(1,236)	—	$5,775	$20,627	(1,236)	(9,728)	$9,663
Financial commodity	19,155	(2,977)	(16,178)	—	2,977	(2,977)	—	—
Total ES	$26,166	(4,213)	(16,178)	$5,775	$23,604	(4,213)	(9,728)	$9,663
NJNG Contracts
Physical commodity	$43	(3)	—	$40	$488	(3)	—	$485
Financial commodity	6,110	(20)	—	6,090	20	(20)	—	—
Total NJNG	$6,153	(23)	—	$6,130	$508	(23)	—	$485
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

ES utilizes financial derivatives to economically hedge the gross margin associated with the purchase of physical natural gas to be used for storage injection and its subsequent sale at a later date. The gains or (losses) on the financial transactions that are economic hedges of the cost of the purchased natural gas are recognized prior to the gains or (losses) on the physical transaction, which are recognized in earnings when the natural gas is delivered. Therefore, mismatches between the timing of the recognition of realized gains or (losses) on the financial derivative instruments and gains or (losses) associated with the actual sale of the natural gas that is being economically hedged, along with fair value changes in derivative instruments, create volatility in the results of ES, although the Company’s intended economic results relating to the entire transaction are unaffected.

The following table presents the effect of derivative instruments recognized on the Consolidated Statements of Operations as of September 30:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated as hedging instruments:		2024	2023	2022
ES:
Physical commodity contracts	Operating revenues	$12,070	$33,610	$(8,569)
Physical commodity contracts	Natural gas purchases	(2,391)	(6,846)	3,580
Financial commodity contracts	Natural gas purchases	11,722	80,406	14,403
Foreign currency contracts	Natural gas purchases	—	—	(14)
Total unrealized and realized gain		$21,401	$107,170	$9,400

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

The following table reflects the gains and/or (losses) associated with NJNG’s derivative instruments as of September 30:

(Thousands)	2024	2023	2022
NJNG:
Physical commodity contracts	$(5,215)	$(34,241)	$7,116
Financial commodity contracts	11,064	(50,130)	32,868
Total unrealized and realized gain (loss)	$5,849	$(84,371)	$39,984

NJNG and ES had the following outstanding long (short) derivatives as of September 30:

	Natural Gas Distribution		Energy Services
Volumes (Bcf)	Futures	Physical Commodity	Futures	Physical Commodity
2024	31.9	10.9	(7.7)	2.8
2023	32.1	12.1	(6.9)	0.2

Not included in the above table are 1.2M and 1.3M SRECs that were open as of September 30, 2024 and 2023, respectively.

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

The balances as of September 30, by reporting segment, are as follows:

(Thousands)	Balance Sheet Location	2024	2023
NJNG	Restricted broker margin accounts - current assets	$4,975	$5,915
ES	Restricted broker margin accounts - current assets	$8,268	$14,881
	Restricted broker margin accounts - current liabilities	$1,146	$8,029

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of September 30, 2024. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services and CEV residential solar installations.

(Thousands)	Gross Credit Exposure
Investment grade	$97,403
Noninvestment grade	7,343
Internally-rated investment grade	16,168
Internally-rated noninvestment grade	17,375
Total	$138,289

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company’s credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. Derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required were immaterial as of both September 30, 2024 and 2023. These amounts differ from the respective net derivative liabilities reflected on the Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

6. FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and cash equivalents, accounts receivable, current loans receivable, accounts payable, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. Noncurrent loans receivable are recorded based on what the Company expects to receive, which approximates fair value, in other noncurrent assets on the Consolidated Balance Sheets. The Company regularly evaluates the credit quality and collection profile of its customers to approximate fair value.

As of September 30, the estimated fair value of long-term debt, including current maturities, excluding natural gas meter sale leasebacks, debt issuance costs and solar asset sale leasebacks, is as follows (1):

(Thousands)	2024	2023
NJNG
Carrying value (1)	$1,647,845	$1,467,845
Fair market value	$1,439,849	$1,097,088
NJR
Carrying value (1)	$1,120,000	$1,120,000
Fair market value	$1,085,955	$1,009,448
(1)See Note 9. Debt for a reconciliation to long-term and short-term debt.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The Company enters into sale leaseback transactions for certain commercial solar assets and natural gas meters. These transactions are recorded within long-term debt on the Consolidated Balance Sheets. The carrying value of solar sale leasebacks was approximately $283.0M and $278.4M and the estimated fair value was approximately $290.4M and $268.1M as of September 30, 2024 and 2023, respectively. The carrying value of the natural gas meter sale leasebacks was approximately $31.6M and $31.4M and the estimated fair value of certain natural gas meter sale leasebacks amounted to approximately $26.7M and $20.9M as of September 30, 2024 and 2023, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate, for the maturity of the specific debt instrument and the Company’s credit rating. As of September 30, 2024 and 2023, the Company discloses its debt within Level 2 of the fair value hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2024
Assets
Physical commodity contracts	$—	$2,408	$—	$2,408
Financial commodity contracts	5,211	—	—	5,211
Money market funds	62	—	—	62
Other	2,671	—	—	2,671
Total assets at fair value	$7,944	$2,408	$—	$10,352
Liabilities
Physical commodity contracts	$—	$15,683	$—	$15,683
Financial commodity contracts	2,078	—	—	2,078
Total liabilities at fair value	$2,078	$15,683	$—	$17,761
As of September 30, 2023
Assets
Physical commodity contracts	$—	$7,054	$—	$7,054
Financial commodity contracts	25,265	—	—	25,265
Money market funds	145	—	—	145
Other	2,641	—	—	2,641
Total assets at fair value	$28,051	$7,054	$—	$35,105
Liabilities
Physical commodity contracts	$—	$21,115	$—	$21,115
Financial commodity contracts	2,997	—	—	2,997
Total liabilities at fair value	$2,997	$21,115	$—	$24,112

7. INVESTMENTS IN EQUITY INVESTEES

Steckman Ridge

The Company holds a 50% equity method investment in Steckman Ridge, a jointly owned and controlled natural gas storage facility located in Bedford County, Pennsylvania. The Company’s investment in Steckman Ridge was $101.7M and $104.1M as of September 30, 2024 and 2023, respectively, which includes loans with a total outstanding principal balance of $70.4M for both September 30, 2024 and 2023. On October 1, 2023, the Company entered into an Amended and Restated Loan Agreement with Steckman Ridge to extend the existing loan agreement and moved from London Interbank Offered Rate to Secured Overnight Financing Rate. These loans accrue interest at a variable rate that resets quarterly and are now due October 1, 2027.

NJNG and ES have entered into storage and park and loan agreements with Steckman Ridge. See Note 16. Related Party Transactions for more information on these intercompany transactions.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
8. EARNINGS PER SHARE

The following table presents the calculation of the Company’s basic and diluted earnings per share for the fiscal years ended September 30:

(Thousands, except per share amounts)	2024	2023	2022
Net income, as reported	$289,775	$264,724	$274,922
Basic earnings per share
Weighted average shares of common stock outstanding-basic	98,634	97,028	96,100
Basic earnings per common share	$2.94	$2.73	$2.86
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	98,634	97,028	96,100
Incremental shares (1)	655	599	388
Weighted average shares of common stock outstanding-diluted	99,289	97,627	96,488
Diluted earnings per common share	$2.92	$2.71	$2.85
(1)Incremental shares consist primarily of unvested stock awards and performance units, which are calculated using the treasury stock method.

9. DEBT

NJNG and NJR finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

Long-term Debt

The following table presents the long-term debt of the Company as of September 30:

(Thousands)			2024	2023
NJNG
First mortgage bonds:		Maturity date:
Series OO	3.00%	August 1, 2041	46,500	46,500
Series PP	3.15%	April 15, 2028	50,000	50,000
Series QQ	3.58%	March 13, 2024	—	70,000
Series RR	4.61%	March 13, 2044	55,000	55,000
Series SS	2.82%	April 15, 2025	50,000	50,000
Series TT	3.66%	April 15, 2045	100,000	100,000
Series UU	3.63%	June 21, 2046	125,000	125,000
Series VV	4.01%	May 11, 2048	125,000	125,000
Series WW	3.50%	April 1, 2042	10,300	10,300
Series XX	3.38%	April 1, 2038	10,500	10,500
Series YY	2.45%	April 1, 2059	15,000	15,000
Series ZZ	3.76%	July 17, 2049	100,000	100,000
Series AAA	3.86%	July 17, 2059	85,000	85,000
Series BBB	2.75%	August 1, 2039	9,545	9,545
Series CCC	3.00%	August 1, 2043	41,000	41,000
Series DDD	3.13%	June 30, 2050	50,000	50,000
Series EEE	3.13%	July 23, 2050	50,000	50,000
Series FFF	3.33%	July 23, 2060	25,000	25,000
Series GGG	2.87%	September 1, 2050	25,000	25,000
Series HHH	2.97%	September 1, 2060	50,000	50,000
Series III	2.97%	October 30, 2051	50,000	50,000
Series JJJ	3.07%	October 28, 2061	50,000	50,000
Series LLL	4.37%	May 27, 2037	50,000	50,000
Series MMM	4.71%	May 27, 2052	50,000	50,000
Series NNN	5.47%	October 24, 2052	125,000	125,000
Series OOO	5.56%	September 28, 2033	50,000	50,000
Series PPP	5.85%	October 30, 2053	50,000	—
Series QQQ	5.82%	June 26, 2054	125,000	—
Series RRR	5.49%	September 30, 2034	75,000	—
Meter financing obligation		Various dates	31,574	31,352
Less: Debt issuance costs			(10,899)	(9,770)
Less: Current maturities of long-term debt			(58,649)	(78,477)
Total NJNG long-term debt			1,609,871	1,410,950

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NJR			2024	2023
First mortgage bonds:		Maturity date:
Unsecured senior notes	3.48%	November 7, 2024	100,000	100,000
Unsecured senior notes	3.54%	August 18, 2026	100,000	100,000
Unsecured senior notes	3.96%	June 8, 2028	100,000	100,000
Unsecured senior notes	3.29%	July 17, 2029	150,000	150,000
Unsecured senior notes	3.50%	July 23, 2030	130,000	130,000
Unsecured senior notes	3.60%	July 23, 2032	130,000	130,000
Unsecured senior notes	3.13%	September 1, 2031	120,000	120,000
Unsecured senior notes	3.25%	September 1, 2033	80,000	80,000
Unsecured senior notes	4.38%	June 23, 2027	110,000	110,000
Unsecured senior notes	3.64%	September 19, 2034	50,000	50,000
Unsecured senior notes	6.14%	December 15, 2032	50,000	50,000
Less: Debt issuance costs			(3,011)	(3,656)
Less: Current maturities of long-term debt			(100,000)	—
Total NJR long-term debt			1,016,989	1,116,344
CEV
Solar asset financing obligation		Various dates	282,962	278,401
Less: Current maturities of long-term debt			(30,358)	(37,678)
Total CEV long-term debt			252,604	240,723
Total long-term debt			$2,879,464	$2,768,017

Annual long-term debt redemption requirements, excluding meter financing obligations, debt issuance costs and solar asset financing obligations, as of September 30, are as follows:

(Thousands)	2025	2026	2027	2028	2029	Thereafter
NJR	$100,000	$100,000	$110,000	$100,000	$150,000	$560,000
NJNG	$50,000	$—	$—	$50,000	$—	$1,547,845

NJR

On November 7, 2024, NJR entered into a Note Purchase Agreement under which NJR issued $100M senior notes at a fixed interest rate of 5.55%, maturing in 2034.

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

NJNG’s Mortgage Indenture does not restrict NJNG’s ability to pay dividends. New Jersey Administrative Code 14:4-4.7 states that a public utility cannot issue dividends without regulatory approval if its equity-to-total-capitalization ratio falls below 30%. As of September 30, 2024, NJNG’s equity-to-total-capitalization ratio is 53.4% and NJNG has the capacity to issue up to $1.4B of FMB under the terms of the Mortgage Indenture.

In September 2023, NJNG entered into a Note Purchase Agreement for $100M aggregate principal amount of its senior notes consisting of $50M of 5.56% senior notes due September 28, 2033, which closed on September 28, 2023, and $50M of 5.85% senior notes due October 30, 2053, which closed on October 30, 2023.

On June 26, 2024, NJNG entered into a Note Purchase Agreement for $200M aggregate principal amount of its senior notes consisting of $125M of 5.82% senior notes due June 26, 2054, which closed on June 26, 2024, and $75M of 5.49% senior notes due September 30, 2034, which closed on September 30, 2024.

The senior notes are secured by an equal principal amount of NJNG’s FMBs issued under NJNG’s Mortgage Indenture.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Sale Leasebacks

NJNG received approximately $8.8M and $8.4M during fiscal 2024 and 2023, respectively, in connection with the sale leaseback of its natural gas meters, with terms ranging from six to 10 years. NJNG records the sale leaseback as a financing obligation for accounting purposes that is paid over the term of the arrangement and has the option to purchase the meters back at fair value upon expiration of the lease.

Contractual commitments for meter sale leaseback arrangements, which represent the most likely outcome of cash payments, as of the fiscal years ended September 30, are as follows:

(Thousands)	2025	2026	2027	2028	2029	Thereafter	Subtotal
Future payments	$9,665	7,906	5,579	6,211	3,171	1,852	$34,384
Less: Interest component							(2,810)
Total							$31,574

Clean Energy Ventures

CEV enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to seven years. These transactions are treated as financing obligations for accounting purposes and are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. CEV continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to repurchase the assets sold or renew the lease at the end of the lease term. CEV received proceeds of approximately $64.7M and $167.8M during fiscal 2024 and 2023, respectively, in connection with the sale leaseback of commercial solar assets. The proceeds received were recognized as a financing obligation on the Consolidated Balance Sheets.

Contractual commitments for the solar sale leaseback arrangements, which represent the most likely outcome of cash payments, as of the fiscal years ended September 30, are as follows:

(Thousands)	2025	2026	2027	2028	2029	Thereafter	Subtotal
Future payments	$57,184	20,396	22,907	34,293	81,586	32,610	$248,976
Less: Interest component							(43,234)
Total							$205,742

Credit Facilities and Short-term Debt

The following table summarizes NJR’s credit facility and NJNG’s commercial paper program and credit facility as of September 30:

			At end of period
(Thousands)	As of date	Total borrowing capacity	Loans outstanding	Weighted average interest rate	Remaining borrowing capacity		Expiration dates
NJR bank revolving credit facility (1)
2024		$575,000	$236,700	6.23%	$325,951	(2)	August 2029
2023		$650,000	$217,300	6.53%	$426,967	(2)	September 2027
NJNG bank revolving credit facility (3)
2024		$250,000	$55,100	4.98%	$194,169	(4)	August 2029
2023		$250,000	$34,800	5.48%	$214,469	(4)	September 2027
(1)Committed credit facility, which requires commitment fees of 0.10% on the unused amount.
(2)Letters of credit outstanding total approximately $12.3M and $5.7M as of September 30, 2024 and 2023, respectively, which reduces the amount available by the same amount.
(3)Committed credit facility, which requires commitment fees of 0.075% on the unused amount.
(4)Letters of credit outstanding total approximately $0.7M at both September 30, 2024 and 2023, which reduces the amount available by the same amount.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR Credit Facility.

NJR

On August 7, 2024, NJR entered into a second amendment to NJR’s Second Amended and Restated Credit Agreement, which reduced the NJR Credit Facility from $650M to $575M and extended the maturity date to August 7, 2029, pursuant to NJR’s option to extend the maturity date under the NJR Second Amended and Restated Credit Agreement, and permits NJR to request that the maturity date be extended up to two times for an additional period of one year each. The NJR Credit Facility includes an accordion feature, which allows NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in increments of at least $50M, with the total revolving credit commitments not exceeding $750M. The NJR Credit Facility also permits the borrowing of revolving loans and swingline loans, as well as a $75M sublimit for the issuance of letters of credit. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility. The credit facility is used primarily to finance its share repurchases, to satisfy ES’s short-term liquidity needs and to finance, on an initial basis, unregulated investments.

As of September 30, 2024, NJR had eleven letters of credit outstanding totaling $12.3M, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

NJNG

On August 7, 2024, NJNG entered into a second amendment to NJNG’s Second Amended and Restated Credit Agreement governing a $250M NJNG Credit Facility, which extended the maturity date of the facility to August 7, 2029, pursuant to NJNG’s option to extend the maturity date under the NJNG Second Amended and Restated Credit Agreement, and permits NJNG to request that the maturity date be extended up to two times for an additional period of one year each. The NJNG Credit Facility includes an accordion feature, which allows NJNG, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJNG Credit Facility in increments of at least $50M with the total revolving credit commitments not exceeding $350M. The NJNG Credit Facility also permits the borrowing of revolving loans and swingline loans, as well as a $30M sublimit for the issuance of letters of credit.

As of September 30, 2024, NJNG has two letters of credit outstanding for $0.7M, which reduced the amount available under the NJNG Credit Facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

10. STOCK-BASED COMPENSATION

NJR issues shares out of its 2017 Stock Award and Incentive Plan, in the form of performance share units, restricted stock units, deferred retention stock units and unrestricted common stock to non-employee directors. As of September 30, 2024, 2,620,389 shares remain available for future issuance.

The following table summarizes all stock-based compensation expense recognized during the following fiscal years:

(Thousands)	2024	2023	2022
Stock-based compensation expense:
Performance share awards	$5,437	$4,882	$4,131
Restricted and non-restricted stock	3,958	3,647	3,189
Deferred retention stock	6,633	6,187	7,507
Compensation expense included in operation and maintenance expense	16,028	14,716	14,827
Income tax benefit (1)	(3,898)	(3,563)	(3,624)
Total, net of tax	$12,130	$11,153	$11,203
(1)Excludes additional tax expense related to delivered shares of $1.2M, $0.6M and $0.1M as of September 30, 2024, 2023 and 2022, respectively.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Performance Share Units

In fiscal 2024, the Company granted to certain officers 54,693 performance shares, which are market condition awards that vest on September 30, 2026, subject to the Company meeting certain conditions. In fiscal 2024, the Company also granted to certain officers 88,107 performance shares, of which 50,504 vest on September 30, 2026, and 37,603 vest annually over a three-year period beginning in September 2024, both of which are subject to the Company meeting certain performance conditions.

In fiscal 2023, the Company granted to certain officers 39,614 performance shares, which are market condition awards that vest on September 30, 2025, subject to the Company meeting certain conditions. In fiscal 2023, the Company also granted to certain officers 73,047 performance shares, of which 42,449 vest on September 30, 2025, and 30,598 vest annually over a three-year period beginning in September 2023, both of which are subject to the Company meeting certain performance conditions.

In fiscal 2022, the Company granted to certain officers 44,965 performance shares, which are market condition awards that vested on September 30, 2024, subject to the Company meeting certain conditions. In fiscal 2022, the Company also granted to certain officers 73,561 performance shares, of which 44,596 vested on September 30, 2024, and 28,965 vest annually over a three-year period beginning in September 2022, both of which were subject to the Company meeting certain performance conditions. The vesting of these awards are shown in the table below.

There is approximately $6.0M of deferred compensation related to unvested performance shares that is expected to be recognized over the weighted average period of 1.7 years.

The following table summarizes the performance share activity under the stock award and incentive plans for the past three fiscal years:

	Shares (1)	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2021	166,091	$36.08	—
Granted	118,526	$38.84	—
Vested (2)	(76,708)	$39.57	$2,765
Cancelled/forfeited	(15,788)	$37.33	—
Non-vested and outstanding at September 30, 2022	192,121	$36.29	—
Granted	112,661	$46.00	—
Vested (3)	(105,197)	$35.07	$4,126
Cancelled/forfeited	(9,330)	$38.64	—
Non-vested and outstanding at September 30, 2023	190,255	$42.60	—
Granted	142,800	$42.55	—
Vested (4)	(112,183)	$39.91	$5,271
Cancelled/forfeited	(1,913)	$43.83	—
Non-vested and outstanding at September 30, 2024	218,959	$43.93	—
(1)The number of common shares issued related to certain performance shares may range from zero to 150% of the number of shares shown in the table above based on the Company’s achievement of performance goals.
(2)As certified by the Company’s Leadership and Compensation Committee on November 9, 2022, the number of common shares earned related to TSR performance was 112% or 30,472 shares, the number of common shares earned related to NFE performance was 105% or 26,282 shares, and the number of common shares earned related to Performance Based Restricted Stock was 100% or 28,965 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100%.
(3)As certified by the Company’s Leadership and Compensation Committee on November 15, 2023, the number of common shares earned related to TSR performance was 150% or 59,192 shares, the number of common shares earned related to NFE performance was 150% or 55,832 shares, and the number of common shares earned related to Performance Based Restricted Stock was 100% or 30,598 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100%.
(4)As certified by the Company’s Leadership and Compensation Committee on November 6, 2024, the number of common shares earned related to TSR performance was 150% or 60,092 shares, the number of common shares earned related to NFE performance was 124% or 49,269 shares, and the number of common shares earned related to Performance Based Restricted Stock was 100% or 37,603 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100%.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Restricted Stock Units

The Company granted 67,522, 64,080 and 54,826 shares of restricted stock during fiscal 2024, 2023 and 2022, respectively. The shares vest annually over a three-year period beginning in October of the fiscal year in which they were granted. On April 25, 2024, the Company also granted an additional 3,465 shares of restricted stock that vest annually over a three-year period beginning in April of the fiscal year in which they were granted. There is approximately $1.7M of deferred compensation related to unvested restricted stock shares that is expected to be recognized over the weighted average period of 1.8 years.

The following table summarizes the restricted stock activity under the stock award and incentive plans for the past three fiscal years:

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2021	101,621	$36.87	—
Granted	54,826	$38.84	—
Vested	(47,867)	$39.01	$1,824
Cancelled/forfeited	(10,756)	$37.06	—
Non-vested and outstanding at September 30, 2022	97,824	$36.90	—
Granted	64,080	$46.00	—
Vested	(48,312)	$40.30	$1,910
Cancelled/forfeited	(4,716)	$38.77	—
Non-vested and outstanding at September 30, 2023	108,876	$41.55	—
Granted	70,987	$42.59	—
Vested	(53,393)	$39.74	$2,256
Cancelled/forfeited	(970)	$44.52	—
Non-vested and outstanding at September 30, 2024	125,500	$42.89	—

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

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Outstanding at September 30, 2021	208,856	$46.28	—
Granted/Vested	192,728	$38.95	—
Delivered	(163,499)	$47.95	$6,167
Forfeited	(6,818)	$40.33	—
Outstanding at September 30, 2022	231,267	$39.16	—
Granted/Vested	134,941	$45.85	—
Delivered	(38,115)	$40.67	$1,517
Outstanding at September 30, 2023	328,093	$41.74	—
Granted/Vested	155,188	$42.55	—
Delivered	(5,089)	$35.86	$213
Forfeited	(235)	$42.55	—
Outstanding at September 30, 2024	477,957	$42.07	—

Non-Employee Director Stock

Non-employee director compensation includes an annual equity retainer that is awarded at the time of the Company’s annual meeting of shareowners. The shares vest upon the earlier of the first anniversary of the grant date or the date of the Company’s next annual meeting of shareowners following the grant date and are amortized to expense over a 12-month period.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following summarizes non-employee director share awards for the past three fiscal years:

	2024	2023	2022
Shares granted	29,996	24,044	30,908
Weighted average grant date fair value	$41.67	$49.58	$39.09

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

The Company’s funding policy for its pension plans is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. In fiscal 2024 and 2023, the Company had no minimum funding requirements and did not make any discretionary contributions to the pension plans. The Company does not expect to be required to make additional contributions to fund the pension plans during the next fiscal year based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents.

There are no federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. The Company contributed $7.8M and $4.2M in fiscal 2024 and 2023, respectively, and estimates that it will contribute between $5M and $10M over each of the next five years. Additional contributions may be required based on market conditions and changes to assumptions.

In January 2024, the Company announced changes to its postretirement medical benefits plan. Beginning on January 1, 2025, the Company will replace the existing retiree medical coverage for certain eligible employees age 65 and older and their Medicare-eligible dependents with an employer-funded Health Reimbursement Arrangement. Medicare-eligible participants may use the Health Reimbursement Arrangement toward the purchase of supplemental insurance coverage and for other qualified medical expenses. The liability associated with postretirement medical benefits was remeasured as of January 1, 2024. The change in post-retirement medical benefits is being amortized into earnings over approximately eight years, the average remaining service to retirement for all plan participants.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following summarizes the changes in the funded status of the plans and the related liabilities recognized on the Consolidated Balance Sheets as of September 30:

	Pension (1)		OPEB
(Thousands)	2024	2023	2024	2023
Change in Benefit Obligation
Benefit obligation at beginning of year	$290,321	$290,823	$203,406	$173,217
Service cost	4,976	5,402	1,406	2,471
Interest cost	16,240	15,174	8,327	9,146
Plan amendments	—	—	(79,881)	—
Plan participants’ contributions (2)	27	32	703	552
Actuarial loss (gain)	36,863	(7,057)	54,518	25,363
Benefits paid, net of retiree subsidies received	(14,895)	(14,053)	(6,679)	(7,343)
Benefit obligation at end of year	$333,532	$290,321	$181,800	$203,406
Change in plan assets
Fair value of plan assets at beginning of year	$298,361	$284,347	$106,783	$99,736
Actual return on plan assets	58,682	27,456	21,249	9,826
Employer contributions	535	579	7,846	4,192
Benefits paid, net of plan participants’ contributions (2)	(14,868)	(14,021)	(6,157)	(6,971)
Fair value of plan assets at end of year	$342,710	$298,361	$129,721	$106,783
Funded status	$9,178	$8,040	$(52,079)	$(96,623)
Amounts recognized on Consolidated Balance Sheets
Postemployment employee benefit asset
Noncurrent	$21,104	$18,684	$3,556	$—
Postemployment employee benefit liability
Current	$(552)	$(538)	$(2,400)	$(4,201)
Noncurrent	(11,374)	(10,106)	(53,235)	(92,422)
Total	$9,178	$8,040	$(52,079)	$(96,623)
(1)Includes the Company’s PEP.
(2)Contributions made by employees hired prior to July 1, 1998, that were eligible to elect an additional participant contribution to enhance their benefits, were immaterial during the periods.

The Company recognizes a liability for its underfunded benefit plans as required by ASC 715, Compensation - Retirement Benefits. The Company records the offset to regulatory assets for the portion of liability relating to NJNG and to accumulated OCI for the portion of the liability related to its unregulated operations. The increase in actuarial loss during fiscal 2024 compared with fiscal 2023 for both pension and OPEB was due primarily to the decrease in the discount rate.

The following table summarizes the amounts recognized in regulatory assets and accumulated OCI as of September 30:

	Regulatory Assets		Accumulated Other Comprehensive Income (Loss)
(Thousands)	Pension	OPEB	Pension	OPEB
Balance at September 30, 2022	$35,321	$20,110	$5,003	$(6,822)
Amounts arising during the period:
Net actuarial (gain) loss	(10,493)	9,936	(4,048)	12,320
Amounts amortized to net periodic costs:
Net actuarial (loss)	(87)	—	(213)	—
Prior service (cost)	(103)	—	—	—
Balance at September 30, 2023	$24,638	$30,046	$742	$5,498
Amounts arising during the period:
Net actuarial (gain) loss	(2,407)	27,108	934	14,080
Prior service (credit)	—	(60,504)	—	(19,376)
Amounts amortized to net periodic costs:
Net actuarial gain (loss)	2	(3,098)	(119)	(1,164)
Prior service (cost) credit	(61)	7,458	—	2,555
Balance at September 30, 2024	$22,172	$1,010	$1,557	$1,593

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The amounts in regulatory assets and accumulated OCI not yet recognized as components of net periodic benefit cost as of September 30 are:

	Regulatory Assets				Accumulated Other Comprehensive Income (Loss)
	Pension		OPEB		Pension		OPEB
(Thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Net actuarial loss	$22,172	$24,577	$54,056	$30,046	$1,557	$742	$18,414	$5,498
Prior service cost (credit)	—	61	(53,046)	—	—	—	(16,821)	—
Total	$22,172	$24,638	$1,010	$30,046	$1,557	$742	$1,593	$5,498

To the extent the unrecognized amounts in accumulated OCI or regulatory assets exceed 10% of the greater of the benefit obligation or the fair value of plan assets, an amortized amount over the average expected future working lifetime of the active plan participants is recognized.

The projected benefit and accumulated benefit obligations and the fair value of plan assets as of September 30, are as follows:

	Pension
(Thousands)	2024	2023
Projected benefit obligation	$333,532	$290,321
Accumulated benefit obligation	$306,850	$267,794
Fair value of plan assets	$342,710	$298,361

The components of the net periodic cost for pension benefits, including the Company’s PEP, and OPEB costs (principally health care and life insurance) for employees and covered dependents for fiscal years ended September 30, are as follows:

	Pension			OPEB
(Thousands)	2024	2023	2022	2024	2023	2022
Service cost	$4,976	$5,402	$8,291	$1,406	$2,471	$4,305
Interest cost	16,240	15,174	9,632	8,327	9,146	6,355
Expected return on plan assets	(20,346)	(19,972)	(21,275)	(7,920)	(6,721)	(7,575)
Recognized actuarial loss	117	300	8,745	4,262	—	5,684
Prior service cost (credit) amortization	61	103	101	(10,013)	—	(144)
Net periodic benefit cost recognized as expense	$1,048	$1,007	$5,494	$(3,938)	$4,896	$8,625

Assumptions

The weighted average assumptions used to determine the Company’s benefit costs during the fiscal years below and obligations as of September 30, are as follows:

	Pension						OPEB
	2024		2023		2022		2024		2023		2022
Benefit costs:
Discount rate	5.89/5.87%	(1)	5.50/5.50%	(1)	3.10/3.07%	(1)	5.97/5.94%	(1)	5.51/5.51%	(1)	3.24/3.17%	(1)
Expected asset return	7.00%		7.00%		6.75%		7.00%		7.00%		6.75%
Compensation increase	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)
Obligations:
Discount rate	5.01/4.99%	(1)	5.89/5.87%	(1)	5.50/5.50%	(1)	4.97/4.98%	(1)	5.97/5.94%	(1)	5.51/5.51%	(1)
Compensation increase	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)
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

Information relating to the assumed HCCTR used to determine expected OPEB benefits as of September 30, is as follows:

($ in thousands)	2024	2023	2022
HCCTR	8.8%	7.4%	6.6%
Ultimate HCCTR	4.5%	4.5%	4.5%
Year ultimate HCCTR reached	2032	2032	2027

The Company’s investment objective is a long-term real rate of return on assets before permissible expenses that is approximately 5% greater than the assumed rate of inflation, as measured by the consumer price index. The expected long-term rate of return is based on the asset categories in which the Company invests and the current expectations and historical performance for these categories.

The mix and targeted allocation of the pension and OPEB plans’ assets are as follows:

	2025	Assets at
	Target	September 30,
Asset Allocation	Allocation	2024	2023
U.S. equity securities	29%	29%	34%
International equity securities	16	16	16
Fixed income	39	38	31
Collective investment trusts at NAV	16	17	19
Total	100%	100%	100%

The Company uses mortality assumptions published by the Society of Actuaries for its pension and other postemployment benefit obligations, which reflects life expectancies in the U.S. The Company used projection scale MP-2021 and the Pri-2012 mortality study as of September 30, 2024 and 2023.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following fiscal years:

(Thousands)	2025	2026	2027	2028	2029	2030 - 2034
Pension	$16,273	$17,378	$18,452	$19,423	$20,493	$115,709
OPEB	$8,397	$9,300	$10,138	$10,925	$11,703	$65,473

The Company’s OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D. Therefore, under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company qualifies for federal subsidies. Estimated subsidy payments for fiscal 2024 and 2025 are immaterial and zero thereafter.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Pension and OPEB assets held in the master trust, measured at fair value, are summarized as follows:

	Pension		OPEB
(Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total
As of September 30, 2024
Assets
Money market funds	$—	$—	$24	$24
Registered Investment Companies:
Equity Funds:
Large Cap Index	76,897	76,897	38,040	38,040
Extended Market Index	16,665	16,665	7,977	7,977
International Stock	50,549	50,549	22,730	22,730
Fixed Income Funds:
Emerging Markets	13,354	13,354	5,358	5,358
Core Fixed Income	—	—	28,765	28,765
High Yield Bond Fund	16,704	16,704	9,195	9,195
Long Duration Fund	106,656	106,656	—	—
Total assets in the fair value hierarchy	$280,825	280,825	$112,089	112,089
Investments measured at net asset value
Collective investment trusts		61,885		17,632
Total assets at fair value		$342,710		$129,721
As of September 30, 2023
Assets
Registered Investment Companies:
Equity Funds:
Large Cap Index	$81,171	$81,171	$30,884	$30,884
Extended Market Index	17,256	17,256	6,444	6,444
International Stock	48,557	48,557	17,966	17,966
Fixed Income Funds:
Emerging Markets	11,471	11,471	4,306	4,306
Core Fixed Income	—	—	22,241	22,241
High Yield Bond Fund	20,685	20,685	7,651	7,651
Long Duration Fund	58,484	58,484	—	—
Total assets in the fair value hierarchy	$237,624	237,624	$89,492	89,492
Investments measured at net asset value
Collective investment trusts		60,737		17,291
Total assets at fair value		$298,361		$106,783

The Plan had no Level 2 or Level 3 fair value measurements during fiscal 2024 and 2023, and there have been no changes in valuation methodologies as of September 30, 2024. The Plan held assets that are valued using NAV as a practical expedient, which are excluded from the fair value hierarchy. The following is a description of the valuation methodologies used for assets measured at fair value:

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Defined Contribution Plan

The Company offers a Savings Plan to eligible employees. The Company matched 85% of participants’ contributions up to 6% of base compensation. Beginning on March 6, 2024, the Company’s contribution changed to 100% of the first 3% and 80% of the next 3% of base compensation. Represented NJRHS employees, non-represented employees hired on or after October 1, 2009, and NJNG represented employees hired on or after January 1, 2012, are eligible for an employer special contribution of between 4.0% and 5.0% of base compensation, depending on years of service, into the Savings Plan on their behalf. The amount expensed and contributed for the matching provision of the Savings Plan was $6.8M in fiscal 2024, $5.9M in fiscal 2023 and $5.5M in fiscal 2022. The amount contributed for the employer special contribution of the Savings Plan was $3.6M in fiscal 2024, $2.1M in fiscal 2023 and $2.4M in fiscal 2022.

12. INCOME TAXES

The income tax provision from operations for the fiscal years ended September 30, consists of the following:

(Thousands)	2024	2023	2022
Current:
Federal	$691	$13,393	$4,238
State	(682)	7,716	2,104
Deferred:
Federal	66,623	36,825	55,968
State	18,531	(8,381)	14,185
Investment/production tax credits	(257)	(278)	(300)
Income tax provision	$84,906	$49,275	$76,195

As of September 30, the temporary differences, which give rise to deferred tax assets (liabilities), consist of the following:

(Thousands)	2024	2023
Deferred tax assets
Investment tax credits (1)	$192,238	$191,948
State net operating losses	38,762	39,612
Deferred revenue	14,107	8,205
Fair value of derivatives	5,397	5,386
Impairment of equity method investment	14,004	14,004
Postemployment benefits	855	6,502
Incentive compensation	10,142	8,949
Amortization of intangibles	6,248	6,308
Overrecovered natural gas costs	9,072	8,564
Allowance for doubtful accounts	3,744	4,485
Other	7,226	7,636
Total deferred tax assets	301,795	301,599
Less: Valuation allowance	(5,621)	(5,747)
Total deferred tax assets net of valuation allowance	$296,174	$295,852
Deferred tax liabilities
Property-related items	$(563,403)	$(487,294)
Remediation costs	(21,656)	(18,532)
Investments in equity investees	(28,704)	(28,325)
Conservation incentive program	(14,379)	(14,075)
Other	(6,065)	(4,670)
Total deferred tax liabilities	$(634,207)	$(552,896)

Total net deferred tax liabilities	$(338,033)	$(257,044)
(1)Includes approximately $0.7M for NJNG for both fiscal 2024 and 2023, which is being amortized over the life of the related assets.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
A reconciliation of the U.S. federal statutory rate to the effective rate from operations for the fiscal years ended September 30, is as follows:

(Thousands)	2024	2023	2022
Statutory income tax expense	$78,683	$65,940	$73,735
Change resulting from:
Investment/production tax credits	(257)	(278)	(300)
Cost of removal of assets placed in service prior to 1981	(5,644)	(4,758)	(3,533)
AFUDC equity	(1,444)	(1,499)	(2,361)
State income taxes, net of federal benefit	14,517	13,293	13,072
Valuation allowance	(126)	(16,494)	(1,372)
Tax Act - utility excess deferred income taxes amortized	(3,573)	(3,573)	(3,573)
Other	2,750	(3,356)	527
Income tax provision	$84,906	$49,275	$76,195
Effective income tax rate	22.7%	15.7%	21.7%

The Company and one or more of its subsidiaries files or expects to file income and/or franchise tax returns in the U.S. federal jurisdiction and in the states of Colorado, Connecticut, Delaware, Florida, Georgia, Indiana, Louisiana, Maryland, Michigan, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Texas, Virginia and West Virginia. The Company neither files in, nor believes it has a filing requirement in, any foreign jurisdictions.

The Company’s U.S. federal income tax returns through fiscal 2020 have either been reviewed by the IRS, or the related statute of limitations has expired and all matters have been settled. U.S. federal income tax returns for periods subsequent to fiscal 2020 are open to examination by the IRS. For all periods subsequent to those ended September 30, 2020, the Company’s state income tax returns are statutorily open to examination in all applicable states with the exception of Colorado and Texas.

In March 2024, the State of New Jersey commenced an examination of the Company’s Corporate Business Tax return for NJR and certain subsidiaries for the fiscal periods ended September 30, 2019 through September 30, 2022.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Other Tax Items

As of September 30, 2024 and 2023, the Company has tax credit carryforwards of approximately $191.6M and $191.2M, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2036.

The impairment of the equity method investment in PennEast created net capital loss attributes totaling approximately $56.6M, which could only be utilized to offset capital gains income and carried back three years and forward five years prior to expiration. During the fourth quarter of fiscal 2023, the Company determined that the tax losses created by the impairment may qualify as an ordinary loss, rather than a capital loss. As of September 30, 2024 and 2023, the Company had a valuation allowance of approximately $5.1M and $5.0M, respectively.

As of September 30, 2024, the Company evaluated certain tax benefits recorded in the Consolidated Financial Statements and concluded that a portion of the tax benefits are uncertain at this time. As a result, the Company recorded a reserve for uncertain tax benefits. The reserve for uncertain tax benefits is as follows:

(Thousands)	2024	2023
Balance at October 1,	$4,978	$—
Additions based on tax positions related to the current fiscal period	15	4,978
Balance at September 30,	$4,993	$4,978

As of September 30, 2024 and 2023, there are $5.0M of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The tax benefits relate to fiscal tax years open to examination by the IRS and the state of Pennsylvania and may be subject to subsequent adjustment.

As of September 30, 2024 and 2023, the Company has state income tax net operating losses of approximately $634.7M and $631.2M, respectively. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred; these state carry-forward periods range from seven to 20 years, with the majority expiring after 2037. The Company expects to utilize this entire carryforward, other than as described below.

As of September 30, 2022, the Company had a valuation allowance of approximately $17.2M related to the recognition of state net operating loss carryforwards. As of September 30, 2023, it was determined that the realization of certain deferred tax assets was more likely than not, and thus the associated valuation allowance of approximately $15.8M was no longer required. Reversal of the valuation allowance resulted in a corresponding income tax benefit on the Consolidated Statement of Operations. As of September 30, 2024, the remaining valuation allowance of approximately $0.6M related primarily to other state income tax attributes which the Company could not conclude were realizable on a more-likely-than-not basis.

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

Generally, the Company’s solar land lease terms are between 20 and 50 years and may include multiple options to extend the terms for an additional five to 20 years. The Company’s office leases vary in duration, ranging from two to 11 years, and may or may not include extension or early purchase options. The Company’s meter lease terms are between six and 10 years with purchase options available prior to the end of the term. Equipment leases, including general office equipment, also vary in duration, with an average term of nine years. The Company’s storage and capacity leases have assumed terms of 50 years to coincide with the expected useful lives of the cavern assets with which the leases are associated. The Company’s lease terms may include options to extend, purchase the leased asset or terminate a lease, and they are included in the lease liability calculation when it is reasonably certain that those options will be exercised. The Company has elected an accounting policy that exempts leases with an original term of one year or less from the recognition requirements of ASC 842, Leases.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following table presents the Company’s lease costs included in the Consolidated Statements of Operations for the fiscal year ended September 30:

(Thousands)	Income Statement Location	2024	2023	2022
Operating lease cost (1)	Operation and maintenance	$10,368	$9,336	$9,702
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	2,160	2,105	$1,769
Interest on lease liabilities	Interest expense, net of capitalized interest	914	1,084	612
Total finance lease cost		$3,074	$3,189	2,381
Short-term lease cost	Operation and maintenance	—	—	34
Variable lease cost	Operation and maintenance	1,099	1,128	781
Total lease cost		$14,541	$13,653	$12,898
(1)Net of capitalized costs.

The following table presents supplemental cash flow information related to leases for the fiscal year ended September 30:

(Thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$7,932	$8,942	$7,417
Operating cash flows for finance leases	$914	$1,084	$831
Financing cash flows for finance leases	$7,792	$7,379	$7,145

Assets obtained or modified through operating lease liabilities totaled approximately $14.1M and $13.2M during fiscal 2024 and 2023, respectively. Assets obtained or modified through other leases, including those which are finance leases and financing transactions for accounting purposes, totaled $8.4M during fiscal 2023. There were no assets obtained or modified through finance leases during fiscal 2024.

The following table presents the balance and classifications of the Company’s right of use assets and lease liabilities included in the Consolidated Balance Sheets for the fiscal year ended September 30:

(Thousands)	Balance Sheet Location	2024	2023
Assets
Noncurrent
Operating lease assets	Operating lease assets	$184,485	$175,740
Finance lease assets	Utility plant	26,088	28,248
Total lease assets		$210,573	$203,988
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$4,945	$4,772
Finance lease liabilities	Current maturities of long-term debt	7,534	8,477
Noncurrent
Operating lease liabilities	Operating lease liabilities	159,303	148,023
Finance lease liabilities	Long-term debt	16,026	22,875
Total lease liabilities		$187,808	$184,147

For operating lease assets and liabilities, the weighted average remaining lease term was 28.6 years and 29.2 years and the weighted average discount rate used in the valuation over the remaining lease term was 3.8% and 3.5% as of September 30, 2024 and 2023, respectively.

For finance lease assets and liabilities, the weighted average remaining lease term was 3.0 years and 3.3 years and the weighted average discount rate used in the valuation over the remaining lease term was 3.4% and 2.7% as of September 30, 2024 and 2023, respectively.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following table presents the Company’s maturities of lease liabilities as of September 30, 2024:

(Thousands)	Operating	Finance
2025	$8,408	$8,169
2026	8,852	6,411
2027	8,834	4,083
2028	8,925	4,715
2029	8,994	1,676
Thereafter	233,942	—
Total future payments	277,955	25,054
Less: interest	(113,707)	(1,494)
Total liability	$164,248	$23,560

14. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through July 2039, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $252.8M at current contract rates and volumes, which are recoverable through BGSS.

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

Commitments as of September 30, 2024, for natural gas purchases and future demand fees for the next five fiscal year periods, are as follows:

(Thousands)	2025	2026	2027	2028	2029	Thereafter
ES:
Natural gas purchases	$42,427	$1,155	$—	$—	$—	$—
Storage demand fees	16,453	11,857	5,452	3,500	2,712	4,068
Pipeline demand fees	47,950	40,197	29,543	21,493	11,005	47,686
Sub-total ES	$106,830	$53,209	$34,995	$24,993	$13,717	$51,754
NJNG:
Natural gas purchases	$23,392	$—	$—	$—	$—	$—
Storage demand fees	38,214	22,678	11,207	4,900	—	—
Pipeline demand fees	214,625	161,954	141,818	126,080	124,498	955,035
Sub-total NJNG	$276,231	$184,632	$153,025	$130,980	$124,498	$955,035
Total	$383,061	$237,841	$188,020	$155,973	$138,215	$1,006,789

Certain pipeline demand fees totaling approximately $4.0M per year, for which ES is the responsible party, are being paid for by the counterparty to a capacity release transaction beginning November 1, 2021 for a period of 10 years.

As of September 30, 2024, the Company’s future minimum lease payments under various operating leases will not be more than $9.0M annually for the next five years and $233.9M in the aggregate for all years thereafter.

Guarantees

As of September 30, 2024, there were NJR guarantees covering approximately $174.3M of ES’s natural gas purchases and demand fee commitments not yet reflected in accounts payable on the Consolidated Balance Sheets.

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $130.9M to $194.6M. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of September 30, 2024, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $161.7M on the Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. As of September 30, 2024, $77.5M of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

General

The Company is involved, and from time to time in the future may be involved, in a number of pending and threatened judicial, regulatory and arbitration proceedings relating to matters that arise in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, the Company cannot state with confidence what the eventual outcome of the pending litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter will be, if any. In accordance with applicable accounting guidance, the Company establishes accruals for litigation for those matters that present loss contingencies as to which it is both probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company also discloses contingent matters for which there is a reasonable possibility of a loss. Based upon currently available information, the Company believes that the results of litigation that are currently pending, taken together, will not have a materially adverse effect on the Company’s financial condition, results of operations or cash flows. The actual results of resolving the pending litigation matters may be substantially different than the amounts accrued.

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

Information related to the Company’s various reporting segments and other business operations, as of September 30, is detailed below:

	Segments
(Thousands)	NJNG	CEV	ES		S&T	Subtotal	HSO	Elims	Total
2024
Operating revenues
External customers	$1,018,482	130,563	490,266	(1)	94,851	$1,734,162	62,377	—	$1,796,539
Intercompany	$1,350	—	(4,875)		1,358	$(2,167)	258	1,909	$—
Depreciation and amortization	$112,492	27,869	205	(2)	24,900	$165,466	1,101	—	$166,567
Interest income (3)	$2,448	—	452		10,172	$13,072	1,423	(5,826)	$8,669
Interest expense, net of capitalized interest	$62,288	28,545	15,233		23,441	$129,507	768	—	$130,275
Income tax provision	$31,793	11,406	33,331		4,551	$81,081	2,666	1,159	$84,906
Equity in earnings of affiliates	$—	—	—		2,816	$2,816	—	2,483	$5,299
Net financial earnings	$133,400	33,662	111,515		12,229	$290,806	26	(4)	$290,828
Capital expenditures	$419,453	104,287	—		45,338	$569,078	2,241	—	$571,319
2023
Operating revenues
External customers	$1,011,284	124,131	681,446	(1)	88,700	$1,905,561	57,433	—	$1,962,994
Intercompany	$1,349	—	10,170		4,159	$15,678	205	(15,883)	$—
Depreciation and amortization	$102,326	25,320	221	(2)	24,185	$152,052	889	—	$152,941
Interest income (3)	$1,713	—	1,119		6,957	$9,789	2,977	(3,847)	$8,919
Interest expense, net of capitalized interest	$56,595	28,569	11,400		25,803	$122,367	647	—	$123,014
Income tax provision (benefit)	$33,065	(7,683)	24,343		3,444	$53,169	(1,477)	(2,417)	$49,275
Equity in earnings of affiliates	$—	—	—		3,126	$3,126	—	804	$3,930
Net financial earnings	$131,414	44,458	68,517		12,835	$257,224	4,758	(155)	$261,827
Capital expenditures	$390,394	107,303	—		40,916	$538,613	2,306	—	$540,919
2022
Operating revenues
External customers	$1,127,417	128,280	1,529,178	(1)	65,286	$2,850,161	55,818	—	$2,905,979
Intercompany	$1,350	—	94		2,449	$3,893	364	(4,257)	$—
Depreciation and amortization	$94,579	21,396	148	(2)	12,302	$128,425	824	—	$129,249
Interest income (3)	$895	—	16		2,110	$3,021	944	(1,249)	$2,716
Interest expense, net of capitalized interest	$46,394	21,968	4,725		12,097	$85,184	646	—	$85,830
Income tax provision	$40,141	11,361	21,776		1,879	$75,157	1,059	(21)	$76,195
Equity in loss of affiliates	$—	—	—		9,865	$9,865	—	(1,688)	$8,177
Net financial earnings	$140,124	39,403	39,121		22,454	$241,102	(781)	—	$240,321
Capital expenditures	$298,374	146,676	—		151,988	$597,038	1,390	—	$598,428
Return of capital from equity investees	$—	—	—		(5,479)	$(5,479)	—	—	$(5,479)
(1)Includes sales to Canada for ES, which were $8.4M and $2.4M during the fiscal years ended September 30, 2023 and 2022, respectively. There were no sales to Canada for ES during the fiscal year ended September 30, 2024.
(2)The amortization of acquired wholesale energy contracts is excluded above and is included in natural gas purchases - nonutility on the Consolidated Statements of Operations.
(3)Included in other income, net on the Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The Company’s assets at end of period for the various reporting segments and other business operations, as of September 30, are detailed below:

	Segments						Intercompany
(Thousands)	NJNG	CEV	ES	S&T	Subtotal	HSO	Assets (1)	Total
2024	$4,789,835	1,157,573	108,710	1,025,457	$7,081,575	159,444	(259,374)	$6,981,645
2023	$4,414,829	1,128,577	123,775	1,011,959	$6,679,140	171,275	(312,919)	$6,537,496
2022	$4,030,686	1,015,065	333,064	999,520	$6,378,335	159,068	(275,987)	$6,261,416
(1)Consists of transactions between subsidiaries that are eliminated and reclassified in consolidation.

The CEO, who uses NFE as a measure of profit or loss in measuring the results of the Company’s reporting segments and other business operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income, as of September 30, is as follows:

(Thousands)	2024	2023	2022
Net financial earnings	$290,828	$261,827	$240,321
Less:
Unrealized loss (gain) on derivative instruments and related transactions	19,574	(38,081)	(59,906)
Tax effect	(4,652)	9,050	14,248
Effects of economic hedging related to natural gas inventory	(18,192)	34,699	19,939
Tax effect	4,323	(8,246)	(4,738)
Gain on equity method investment	—	(300)	(5,521)
Tax effect	—	(19)	1,377
Net income	$289,775	$264,724	$274,922

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

16. RELATED PARTY TRANSACTIONS

In April 2020, NJNG entered into a five-year agreement for 3 Bcf of firm storage capacity with Steckman Ridge, which expires on March 31, 2025. Under the terms of the agreement, NJNG incurs demand fees, at market rates, of approximately $9.3M annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG’s BGSS mechanism and are included as a component of regulatory assets.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
ES may periodically enter into storage or park and loan agreements with its affiliated FERC-jurisdictional natural gas storage facility, Steckman Ridge. As of September 30, 2024, ES entered into transactions with Steckman Ridge for varying terms, all of which expire by March 31, 2027.

Demand fees, net of eliminations, associated with Steckman Ridge during the fiscal years ended September 30, were as follows:

(Thousands)	2024	2023	2022
NJNG	$6,319	$6,549	$6,663
ES	828	657	732
Total	$7,147	$7,206	$7,395

The following table summarizes demand fees payable to Steckman Ridge as of September 30:

(Thousands)	2024	2023
NJNG	$775	$775
ES	100	84
Total	$875	$859

NJNG and ES enter into various AMAs, the effects of which are eliminated in consolidation. Under the terms of these AMAs, NJNG releases certain transportation and storage contracts to ES. NJNG and ES had one AMA, which expired on March 31, 2024, and was not renewed.

NJNG entered into two transportation agreements with Adelphia, each for committed capacity of 130,000 Dths per day. The first is for five years in Zone South with an expiration date of August 8, 2027, and the second is for 15 years in Zone North, with an expiration date of October 31, 2038.

ES had a five-year agreement for 3 Bcf of firm storage capacity with Leaf River, the effects of which were eliminated in consolidation. The agreement expired on March 31, 2024, and was not renewed.

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

NJNG and CEV entered into a 20-year sublease and PPA related to an onsite solar array and the related energy output at the Company’s LNG plant in Howell, New Jersey, with an expiration date of June 1, 2042, the effects of which are immaterial to the consolidated financial statements.

The intercompany profits for certain transactions between NJNG and ES and NJNG and Adelphia are not eliminated in accordance with ASC 980, Regulated Operations.

17. SUBSEQUENT EVENT

On November 25, 2024, CEV completed the sale of its residential solar portfolio and related assets and liabilities included in The Sunlight Advantage® program to a third party for a total purchase price of $132.5M. The transaction is expected to generate a pre-tax gain of approximately $45M to $60M, which will be recognized in the Consolidated Statements of Operations in the first quarter of fiscal 2025.

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

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of this Form 10-K under the caption Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

We periodically review our internal controls over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal controls over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal controls environment. There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

New Jersey Resources Corporation
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, including information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee Financial Expert, compliance with Section 16(a) of the Exchange Act and shareowner proposals, is incorporated by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of Shareowners, which will be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2024. The information regarding executive officers is included in this report as Item 1 under the caption Information About our Executive Officers and incorporated herein by reference.

The Board of Directors has adopted the Code of Conduct, a code for all directors, officers and employees, as required by the New York Stock Exchange rules, and governing the CEO and senior financial officers, in compliance with Sarbanes-Oxley and SEC regulations. Copies of the Code of Conduct are available on the Company’s website at http://investor.njresources.com under the caption Corporate Governance. A printed copy of the Code of Conduct is available free of charge to any shareowner who requests it by contacting the Corporate Secretary at 1415 Wyckoff Road, Wall, New Jersey 07719. The Company will disclose any amendments to, or waivers from, a provision of the Code of Conduct that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relate to any element of the Code of Conduct as defined in Item 406 of Regulation S-K by posting such information on the Company’s website.

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

New Jersey Resources Corporation
Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

All Financial Statements of the Registrant are filed as part of this report and included in Item 8 of Part II of this Form 10-K.

(a) 2. Financial Statement Schedules-See Index to Financial Statement Schedules in Item 8.

(a) 3. Exhibits-See Exhibit Index on page	123.

New Jersey Resources Corporation
Part IV

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II - Valuation and qualifying accounts and reserves for each of the three years in the period ended September 30, 2024	122

Schedules other than those listed above are omitted because they are either not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

New Jersey Resources Corporation
Part IV
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2024, 2023 and 2022

(Thousands)		ADDITIONS/ (DEDUCTIONS), NET TO EXPENSE
CLASSIFICATION	BEGINNING BALANCE			OTHER		ENDING BALANCE
2024
Valuation allowance for deferred tax assets	$5,747	(126)		—		$5,621
Allowance for doubtful accounts	$11,036	1,229		(3,759)	(2)	$8,506
2023
Valuation allowance for deferred tax assets	$22,241	(16,494)	(1)	—		$5,747
Allowance for doubtful accounts	$19,379	1,570		(9,913)	(2)	$11,036
2022
Valuation allowance for deferred tax assets	$23,613	(1,372)		—		$22,241
Allowance for doubtful accounts	$24,652	2,401		(7,674)	(2)	$19,379
(1)Includes valuation allowance release. See Note 12. Income Taxes for more details.
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
Eighth Supplemental Indenture, dated as of July 1, 2020, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on July 23, 2020)

4.3(j)
Ninth Supplemental Indenture, dated as of August 1, 2020, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, as filed on September 2, 2020)

4.3(k)
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
Fourteenth Supplemental Indenture, dated as of October 1, 2023, by and between New Jersey Natural Gas Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on October 31, 2023)

4.3(p)
Fifteenth Supplemental Indenture, dated as of June 1, 2024, by and between New Jersey Natural Gas Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on July 1, 2024)

4.3(q)
Sixteenth Supplemental Indenture, dated as of September 1, 2024, by and between New Jersey Natural Gas Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on October 2, 2024)

4.4
$75,000,000 Shelf Note Purchase Agreement, dated as of June 30, 2011, between New Jersey Resources Corporation and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on July 6, 2011)

4.4(a)
First Amendment to Shelf Note Purchase Agreement dated as of June 30, 2011, dated as of July 25, 2014, between New Jersey Resources Corporation, Prudential Investment Management, Inc., each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on November 12, 2014)

4.4(b)
Second Amendment to Shelf Note Purchase Agreement dated as of June 30, 2011, dated as of September 28, 2015, between New Jersey Resources Corporation and Prudential Investment Management, Inc., each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on October 2, 2015)

4.4(c)
Third Amendment to the Shelf Note Purchase Agreement dated as of June 30, 2011, dated as of November 1, 2021 among New Jersey Resources Corporation, PGIM, Inc. (formerly Prudential Investment Management, Inc.), each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.4(d)
Fourth Amendment to the Shelf Note Purchase Agreement dated as of June 30, 2011, dated as of September 16, 2022, among New Jersey Resources Corporation, PGIM, Inc. (formerly Prudential Investment Management, Inc.), each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on September 20, 2022)

4.5
$125,000,000 Note Purchase Agreement, dated as of February 7, 2014, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q, as filed on May 7, 2014)

4.6
Loan Agreement dated as of August 1, 2011, between New Jersey Economic Development Authority and New Jersey Natural Gas Company (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed on November 23, 2011)

4.7
First Amendment to the Loan Agreement, dated as of August 1, 2019, between NJNG and New Jersey Economic Development Authority (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed on November 22, 2019)

4.8
First Supplemental Indenture, dated as of August 1, 2019, between NJNG and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed on November 22, 2019)

4.9
$50,000,000 Note Purchase Agreement, dated as of February 8, 2013, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q, as filed on May 3, 2013)

4.10
$150,000,000 Note Purchase Agreement, dated as of February 12, 2015, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on February 17, 2015)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

4.11
Note Purchase Agreement, dated as of March 22, 2016, among New Jersey Resources Corporation and each of the Purchasers listed in Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on March 25, 2016)

4.12
$125,000,000 Note Purchase Agreement, dated as of June 21, 2016, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 22, 2016)

4.13
$125,000,000 Note Purchase Agreement, dated as of May 11, 2018, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on May 11, 2018)

4.14
$100,000,000 Note Purchase Agreement, dated as of June 8, 2018, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 8, 2018)

4.15
Amended and Restated Indenture, dated as of April 1, 2019, between NJNG and New Jersey Economic Development Authority and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q, as filed on May 3, 2019)

4.16
Second Amendment to the Loan Agreement, dated as of April 1, 2019, between NJNG and New Jersey Economic Development Authority (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q, as filed on May 3, 2019)

4.17
Amended and Restated Continuing Disclosure Undertaking, dated as of April 18, 2019, by New Jersey Natural Gas Company (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q, as filed on May 3, 2019)

4.18
$150,000,000 Note Purchase Agreement, dated as of July 17, 2019, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on July 17, 2019)

4.19
$185,000,000 Note Purchase Agreement, dated as of July 17, 2019, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on July 17, 2019)

4.20
Amended and Restated Continuing Disclosure Undertaking, dated as of August 22, 2019, by New Jersey Natural Gas Company (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed on November 22, 2019)

4.21
$260,000,000 Note Purchase Agreement, dated as of May 14, 2020, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on May 18, 2020)

4.22
$125,000,000 Note Purchase Agreement, dated as of May 14, 2020, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on May 18, 2020)

4.23
$200,000,000 Note Purchase Agreement, dated as of September 1, 2020, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on September 2, 2020)

4.24
$75,000,000 Note Purchase Agreement, dated as of September 1, 2020, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on September 2, 2020)

4.25
$100,000,000 Note Purchase Agreement, dated as of October 28, 2021, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.26
First Amendment to the Note Purchase Agreement dated as of March 22, 2016, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, as filed on November 3, 2021)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

4.27
First Amendment to the Note Purchase Agreement dated as of June 8, 2018, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.28
First Amendment to the Note Purchase Agreement dated as of July 17, 2019, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.29
First Amendment to the Note Purchase Agreement dated as of May 14, 2020, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.30
First Amendment to the Note Purchase Agreement dated as of September 1, 2020, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.31
$100,000,000 Note Purchase Agreement, dated as of May 27, 2022, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 1, 2022)

4.32
$110,000,000 Note Purchase Agreement, dated as of June 23, 2022, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 27, 2022)

4.33
$125,000,000 Note Purchase Agreement, dated as of October 24, 2022, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on October 28, 2022)

4.34
$50,000,000 Note Purchase Agreement, dated as of October 24, 2022, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on October 28, 2022)

4.35
$100,000,000 Note Purchase Agreement, dated as of September 28, 2023, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on October 2, 2023)

4.36
$200,000,000 Note Purchase Agreement, dated June 26, 2024, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on July 1, 2024)

4.37
$100,000,000 Note Purchase Agreement, dated November 7, 2024, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on November 12, 2024)

10.1*
Form of Amended and Restated Supplemental Executive Retirement Plan Agreement between the Company and Named Executive Officer (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.1(a)*
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

10.3+*	Summary of 2024 Non-Employee Director Compensation Plan

10.4*	The Company’s 2017 Stock Award and Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement for the 2017 Annual Meeting as filed on December 15, 2016)

10.5*
New Jersey Resources Savings Equalization Plan (as amended and restated as of November 16, 2020) (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

10.6*
New Jersey Resources Pension Equalization Plan (as amended and restated as of November 16, 2020) (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.7*
New Jersey Resources Corporation Officers’ Deferred Compensation Plan (as amended and restated on November 16, 2020) (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.8*
Amended and Restated New Jersey Resources Corporation Directors’ Deferred Compensation Plan (amended and restated as of November 16, 2020) (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.9*
Form of Amended and Restated Employment Continuation Agreement between New Jersey Resources Corporation and named executive officer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 18, 2019)

10.9(a)*	Schedule of Employee Continuation Agreements (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.9(b)*
Form of Amended and Restated Employment Continuation Agreement for officers of NJR Energy Services Company dated as of November 12, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 18, 2019)

10.10*	Limited Liability Company Agreement of Steckman Ridge GP, LLC, dated as of March 2, 2007 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

10.11*	Limited Partnership Agreement of Steckman Ridge, LP dated as of March 2, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, as filed on May 3, 2007)

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

10.17*	2017 Stock Award and Incentive Plan Form of Director Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on January 23, 2020)

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

10.22*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on November 15, 2021)

10.23*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 15, 2021)

10.24*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 15, 2021)

10.25*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance-Based Restricted Stock Unit Agreement Fiscal Year 2022 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on November 15, 2021)

10.26*
Incentive Award Agreement, by and between New Jersey Resources Corporation and Timothy F. Shea, dated as of January 26, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on February 3, 2022)

10.27*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on November 17, 2022)

10.28*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 17, 2022)

10.29*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 17, 2022)

10.30*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance-Based Restricted Stock Units Agreement Fiscal Year 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on November 17, 2022)

10.31*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on November 21, 2023)

10.32*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 21, 2023)

10.33*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 21, 2023)

10.34*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2024 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on November 21, 2023)

10.35*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on November 12, 2024)

10.36*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 12, 2024)

10.37*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 12, 2024)

10.38*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2025 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on November 12, 2024)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

10.39*
$500,000,000 Second Amended and Restated Credit Agreement, dated as of September 2, 2021, by and among New Jersey Resources Corporation, the guarantors thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Mizuho Bank, Ltd., as Syndication Agents, and U.S. Bank National Association, Bank of America, N.A., TD Bank, N.A. and The Bank of Nova Scotia, as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on September 9, 2021)

10.40*
$250,000,000 Second Amended and Restated Credit Agreement dated as of September 2, 2021, by and among New Jersey Natural Gas Company, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Mizuho Bank, Ltd., as Syndication Agents, and U.S. Bank National Association, Bank of America, N.A., TD Bank, N.A., and The Bank of Nova Scotia, as Documentation Agents (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on September 9, 2021)

10.41*
First Amendment to Second Amended and Restated Credit Agreement, dated as of August 30, 2022, by and among NJR, the guarantors thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on September 6, 2022)

10.42*
First Amendment to Second Amended and Restated Credit Agreement dated as of August 30, 2022, by and among NJNG, the lenders party thereto and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on September 6, 2022)

10.43*
Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 7, 2024, NJR, the guarantors thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on August 9, 2024)

10.44*
Second Amendment to Second Amended and Restated Credit Agreement dated as of August 7, 2024, by and among NJNG, the lenders party thereto and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on August 9, 2024)

10.45+**	Asset Purchase Agreement, between NJR Clean Energy Ventures II Corporation and Spruce Power 5, LLC, dated as of November 25, 2024

19.1+	Insider Trading Policy

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

97	Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as filed on November 21, 2023)

101+	Interactive Data File {Annual Report on Form 10-K, for the fiscal year ended September 30, 2024, furnished in iXBRL (Inline eXtensible Business Reporting Language)}

104+	Cover Page Interactive Data File included in Exhibit 101
________________________________
+    Filed herewith.
*    Denotes compensatory plans or arrangements or management contracts.
**    Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. NJR agrees to furnish the omitted schedules supplementally to the SEC upon request by the SEC.
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)

Date:	November 26, 2024	By:/s/ Stephen M. Skrocki
Stephen M. Skrocki
Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

November 26, 2024	/s/ Stephen D. Westhoven	November 26, 2024	/s/ Roberto Bel
	Stephen D. Westhoven President and Chief Executive Officer Director (Principal Executive Officer)		Roberto Bel Senior Vice President and Chief Financial Officer (Principal Financial Officer)

November 26, 2024	/s/ Stephen M. Skrocki	November 26, 2024	/s/ Peter C. Harvey
	Stephen M. Skrocki Corporate Controller (Principal Accounting Officer)		Peter C. Harvey Director

November 26, 2024	/s/ Donald L. Correll	November 26, 2024	/s/ Jane M. Kenny
	Donald L. Correll Chairman		Jane M. Kenny Director

November 26, 2024	/s/ Gregory E. Aliff	November 26, 2024	/s/ Thomas C. O’Connor
	Gregory E. Aliff Director		Thomas C. O’Connor Director

November 26, 2024	/s/ James H. DeGraffenreidt, Jr.	November 26, 2024	/s/ Michael O’Sullivan
	James H. DeGraffenreidt, Jr. Director		Michael O’Sullivan Director

November 26, 2024	/s/ M. Susan Hardwick	November 26, 2024	/s/ Sharon C. Taylor
	M. Susan Hardwick Director		Sharon C. Taylor Director