Form 10-Q
period 2024-12-31
NEW JERSEY RESOURCES CORP
filed 2025-02-04
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
OR
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of January 31, 2025 was 100,289,422.

New Jersey Resources Corporation

New Jersey Resources Corporation
GLOSSARY OF KEY TERMS

Adelphia	Adelphia Gateway, LLC
ADI	Administratively Determined Incentive
AMA	Asset Management Agreement
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B	Billion
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CIP	Conservation Incentive Program
Clean Energy Ventures or CEV	NJR Clean Energy Ventures Corporation or our Clean Energy Ventures segment
CME	Chicago Mercantile Exchange
CSI	Competitive Solar Incentive
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
Energy Services or ES	NJR Energy Services Company, LLC or our Energy Services segment
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Financial Margin
A non-GAAP financial measure, which represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes certain operations and maintenance expense and depreciation and amortization, as well as any accounting impact from the change in the fair value of certain derivative instruments

Fitch	Fitch Ratings Company
FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles in the United States
Home Services and Other or HSO	Home Services and Other Operations
ICE	Intercontinental Exchange
IIP	Infrastructure Investment Program
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
Leaf River	Leaf River Energy Center LLC
M	Million
MGP	Manufactured Gas Plant
MMBtu	Million British Thermal Units
Moody's	Moody's Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014, as amended
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
NFE	Net Financial Earnings
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company or our Natural Gas Distribution segment
NJNG Credit Facility	The $250M unsecured committed credit facility expiring in August 2029

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

NJR Credit Facility	The $575M unsecured committed credit facility expiring in August 2029
NJR or The Company	New Jersey Resources Corporation
NJR Retail	NJR Retail Company
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
O&M	Operation and Maintenance expenses
OPEB	Other Postemployment Benefit Plans
PPA	Power Purchase Agreement
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
SAVEGREEN	The SAVEGREEN Project®
SBC	Societal Benefits Charge
SG&A	Selling, General and Administrative expenses
SREC	Solar Renewable Energy Certificate
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Storage and Transportation or S&T	Storage and Transportation segment
TETCO	Texas Eastern Transmission
TREC	Transition Renewable Energy Certificate
Trustee	U.S. Bank National Association
U.S.	The United States of America
USF	Universal Service Fund
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

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, RECs, future rate case proceedings, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2025 and thereafter are subject to many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, as well as the following, which are neither presented in order of importance nor weighted:
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
•the costs of compliance with present and future environmental laws, potential climate change-related legislation or any legislation resulting from the 2019 New Jersey Energy Master Plan or the 2024 New Jersey Energy Master Plan, as well as future executive orders and the outcomes of regulatory proceedings concerning natural gas;
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

Forward-looking statements made in this report apply only as of the date of this report. While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with the preparation of management's discussion and analysis of results of operations and financial condition contained in our Quarterly and Annual Reports on Form 10-Q and Form 10-K, respectively, we do not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events, new information or otherwise, except as required by applicable laws.

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	December 31,
(Thousands, except per share data)	2024	2023
OPERATING REVENUES
Utility	$333,427	$293,093
Nonutility	154,934	174,117
Total operating revenues	488,361	467,210
OPERATING EXPENSES
Natural gas purchases:
Utility	127,680	116,120
Nonutility	67,808	59,477
Related parties	1,718	1,879
Operation and maintenance	88,632	94,439
Regulatory rider expenses	22,476	19,189
Depreciation and amortization	45,329	40,287
Gain on sale of assets	(54,859)	—
Total operating expenses	298,784	331,391
OPERATING INCOME	189,577	135,819
Other income, net	11,617	6,341
Interest expense, net of capitalized interest	33,891	31,473
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	167,303	110,687
Income tax provision	37,384	22,936
Equity in earnings of affiliates	1,400	1,660
NET INCOME	$131,319	$89,411

EARNINGS PER COMMON SHARE
Basic	$1.32	$0.91
Diluted	$1.31	$0.91
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	99,855	97,869
Diluted	100,478	98,563

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2024	2023
Net income	$131,319	$89,411
Other comprehensive income
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(79) and $(79), respectively	263	264
Adjustment to postemployment benefit obligation, net of tax of $58 and $(40), respectively	(195)	131
Other comprehensive income	$68	$395
Comprehensive income	$131,387	$89,806

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2024	2023
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
Net income	$131,319	$89,411
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	6,368	(5,400)
Gain on sale of assets	(54,859)	—
Depreciation and amortization	45,329	40,287
Amortization of acquired wholesale energy contracts	—	111
Allowance for equity used during construction	(1,086)	(1,482)
Allowance for doubtful accounts	194	(1,575)
Non cash lease expense	1,071	1,152
Deferred income taxes	20,522	18,758
Equivalent value of ITCs recognized on equipment financing	(4,352)	(2,888)
Manufactured gas plant remediation costs	(1,126)	(4,575)
Cost of removal - asset retirement obligations	(432)	(382)
Contributions to postemployment benefit plans	(227)	(1,996)
Taxes related to stock-based compensation	1,805	1,185
Changes in:
Components of working capital	(187,879)	(97,615)
Other noncurrent assets and liabilities	34,398	11,424
Cash flows (used in) from operating activities	(8,955)	46,415
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(99,143)	(71,166)
Solar equipment	(33,476)	(25,766)
Storage and Transportation and other	(8,476)	(8,713)
Cost of removal	(10,775)	(8,977)
Distribution from equity investees in excess of equity in earnings	99	830
Proceeds from sale of assets	132,500	—
Cash flows used in investing activities	(19,271)	(113,792)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	100,000	50,000
Payments of long-term debt	(107,676)	(6,188)
Proceeds from short-term debt, net	45,200	16,550
Proceeds from sale leaseback transactions - solar	12,567	24,394
Proceeds from sale leaseback transactions - natural gas meters	11,714	8,814
Payments of common stock dividends	(44,752)	(40,981)
Proceeds from waiver discount issuance of common stock	19,910	17,919
Proceeds from issuance of common stock - DRP	3,793	3,781
Tax withholding payments related to net settled stock compensation	(11,579)	(5,000)
Cash flows from financing activities	29,177	69,289
Change in cash, cash equivalents and restricted cash	951	1,912
Cash, cash equivalents and restricted cash at beginning of period	1,612	1,517
Cash, cash equivalents and restricted cash at end of period	$2,563	$3,429
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(203,094)	$(146,377)
Inventories	5,247	1,948
Recovery of natural gas costs	(375)	479
Natural gas purchases payable	30,998	24,901
Natural gas purchases payable - related parties	6	(2)
Deferred revenue, current	650	57,115
Accounts payable and other	(45,967)	(47,797)
Prepaid expenses	(7,421)	(5,794)
Prepaid and accrued taxes	35,204	20,895
Restricted broker margin accounts	(2,849)	(837)
Customers' credit balances and deposits	3,992	551
Other current assets and liabilities	(4,270)	(2,697)
Total	$(187,879)	$(97,615)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$34,843	$29,779
Income taxes	$863	$629
Accrued capital expenditures	$19,309	$13,333

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
(Thousands)	December 31, 2024	September 30, 2024
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$4,280,115	$4,221,395
Construction work in progress	272,360	233,295
Nonutility plant and equipment, at cost	1,724,166	1,834,956
Construction work in progress	219,905	206,869
Total property, plant and equipment	6,496,546	6,496,515
Accumulated depreciation and amortization, utility plant	(811,164)	(786,594)
Accumulated depreciation and amortization, nonutility plant and equipment	(257,139)	(306,698)
Property, plant and equipment, net	5,428,243	5,403,223
CURRENT ASSETS
Cash and cash equivalents	1,908	1,017
Customer accounts receivable
Billed	211,036	105,531
Unbilled revenues	117,280	20,094
Allowance for doubtful accounts	(8,297)	(8,506)
Regulatory assets	64,689	73,070
Natural gas in storage, at average cost	192,046	199,125
Materials and supplies, at average cost	40,316	38,484
Prepaid expenses	19,175	11,754
Prepaid taxes	31,862	67,066
Derivatives, at fair value	5,073	6,813
Restricted broker margin accounts	23,003	13,243
Other current assets	32,613	26,904
Total current assets	730,704	554,595
NONCURRENT ASSETS
Investments in equity method investees	101,609	101,744
Regulatory assets	612,595	609,192
Operating lease assets	183,252	184,485
Derivatives, at fair value	1,872	806
Software costs	10,561	10,522
Deferred income taxes	23,303	20,751
Postemployment employee benefit assets	23,014	24,660
Other noncurrent assets	78,812	71,667
Total noncurrent assets	1,035,018	1,023,827
Total assets	$7,193,965	$6,981,645

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CAPITALIZATION AND LIABILITIES

	(Unaudited)
(Thousands, except share data)	December 31, 2024	September 30, 2024
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding shares December 31, 2024 — 100,191,159; September 30, 2024 — 99,461,448	$249,984	$248,159
Premium on common stock	663,882	633,811
Accumulated other comprehensive loss, net of tax	(6,453)	(6,521)
Treasury stock at cost and other; shares December 31, 2024 — 16,658; September 30, 2024 — 16,302	20,188	26,220
Retained earnings	1,385,083	1,298,774
Common stock equity	2,312,684	2,200,443
Long-term debt	2,989,473	2,879,464
Total capitalization	5,302,157	5,079,907
CURRENT LIABILITIES
Current maturities of long-term debt	91,558	189,006
Short-term debt	337,000	291,800
Natural gas purchases payable	88,513	57,515
Natural gas purchases payable to related parties	881	875
Deferred revenue	22,222	21,572
Accounts payable and other	112,529	169,232
Dividends payable	45,009	44,752
Accrued taxes	10,593	10,593
Regulatory liabilities	32,610	32,981
New Jersey Clean Energy Program	16,523	18,491
Derivatives, at fair value	13,463	6,271
Operating lease liabilities	5,177	4,945
Restricted broker margin accounts	—	1,146
Customers' credit balances and deposits	42,587	38,595
Total current liabilities	818,665	887,774
NONCURRENT LIABILITIES
Deferred income taxes	383,362	358,783
Deferred investment tax credits	2,086	2,156
Deferred revenue	32,451	3,095
Derivatives, at fair value	12,321	11,490
Manufactured gas plant remediation	161,024	161,650
Postemployment employee benefit liability	71,143	64,609
Regulatory liabilities	174,726	175,847
Operating lease liabilities	158,583	159,303
Asset retirement obligations	67,278	66,698
Other noncurrent liabilities	10,169	10,333
Total noncurrent liabilities	1,073,143	1,013,964
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$7,193,965	$6,981,645

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance as of September 30, 2024	99,461	$248,159	$633,811	$(6,521)	$26,220	$1,298,774	$2,200,443
Net income	—	—	—	—	—	131,319	131,319
Other comprehensive income	—	—	—	68	—	—	68
Common stock issued:
Incentive compensation plan	232	581	7,661	—	—	—	8,242
Dividend reinvestment plan	80	199	3,545	—	—	—	3,744
Waiver discount	418	1,045	18,865	—	—	—	19,910
Cash dividend declared ($.45 per share)	—	—	—	—	—	(45,010)	(45,010)
Treasury stock and other	—	—	—	—	(6,032)	—	(6,032)
Balance as of December 31, 2024	100,191	$249,984	$663,882	$(6,453)	$20,188	$1,385,083	$2,312,684

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance as of September 30, 2023	97,584	$243,458	$558,654	$(9,959)	$20,748	$1,177,834	$1,990,735
Net income	—	—	—	—	—	89,411	89,411
Other comprehensive income	—	—	—	395	—	—	395
Common stock issued:
Incentive compensation plan	116	290	3,451	—	—	—	3,741
Dividend reinvestment plan (1)	94	236	3,552	—	—	—	3,788
Waiver discount	410	1,025	16,894	—	—	—	17,919
Cash dividend declared ($.42 per share)	—	—	—	—	—	(41,176)	(41,176)
Treasury stock and other	(2)	—	—	—	1,388	—	1,388
Balance as of December 31, 2023	98,202	$245,009	$582,551	$(9,564)	$22,136	$1,226,069	$2,066,201
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

Clean Energy Ventures, the Company's clean energy subsidiary, comprises the CEV segment, which owns and operates clean energy projects, including commercial solar installations located in New Jersey, Rhode Island, New York, Connecticut, Michigan and Indiana.

On November 25, 2024, CEV completed the sale of its 91 MW residential solar portfolio, and related assets and liabilities included in The Sunlight Advantage® program to a third party for a total purchase price of $132.5M. See Note 16. Dispositions for more information regarding the transaction.

Energy Services comprises the ES segment. ES maintains and transacts around a portfolio of natural gas transportation and storage capacity contracts and provides physical wholesale energy, retail energy and energy management services in the U.S.

NJR Midstream Holdings Corporation, which comprises the S&T segment, invests in energy-related ventures through its subsidiaries. The Company operates natural gas storage and transmission assets through the wholly-owned subsidiaries of Leaf River and Adelphia and is subject to rate regulation by FERC. The Company holds a 50% combined ownership interest in Steckman Ridge, a FERC-jurisdictional natural gas storage facility located in Pennsylvania, which is accounted for under the equity method of accounting.

NJR Retail Holdings Corporation has one principal subsidiary, NJRHS, which provides heating, central air conditioning, standby generators, solar and other indoor and outdoor comfort products to residential homes throughout New Jersey. NJRHS is included in HSO.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission and GAAP. The September 30, 2024 Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2024 Annual Report on Form 10-K.

The Unaudited Condensed Consolidated Financial Statements include the accounts of NJR and its subsidiaries. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the results of the interim periods presented. These adjustments are of a normal and recurring nature. Because of the seasonal nature of the Company's utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ending September 30, 2025. Intercompany transactions and accounts have been eliminated.

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

Revenues for ES are recognized when the natural gas is physically delivered to the customer. In addition, changes in the fair value of derivatives that economically hedge the forecasted sales of the natural gas are recognized in operating revenues as they occur. ES also recognizes changes in the fair value of SREC derivative contracts for forward sales as a component of operating revenues.

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts, which commenced in November 2021. The AMAs include a series of temporary and permanent releases and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. ES recognized $4.9M and $9.5M of operating revenue related to the AMAs on the Unaudited Condensed Consolidated Statements of Operations during the three months ended December 31, 2024 and 2023, respectively. Amounts received in excess of revenue totaling $51.6M and $22.3M are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2024 and September 30, 2024, respectively.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	December 31, 2024	September 30, 2024	December 31, 2023
Balance Sheet
Cash and cash equivalents	$1,908	$1,017	$2,739
Restricted cash in other noncurrent assets	$655	$595	$690
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$2,563	$1,612	$3,429

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

Loans Receivable

NJNG currently provides loans, with terms ranging from three to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Unaudited Condensed Consolidated Balance Sheets. The Company has $18.8M and $18.1M recorded in other current assets and $56.7M and $53.6M in other noncurrent assets as of December 31, 2024 and September 30, 2024, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans. The Company regularly evaluates the credit quality and collection profile of its customers. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of December 31, 2024 and September 30, 2024, the Company has not recorded any impairments for SAVEGREEN loans.

Natural Gas in Storage

The following table summarizes natural gas in storage, at average cost by segment as of:

	December 31, 2024		September 30, 2024
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
NJNG	$161,613	25.3	$177,655	30.8
ES	30,311	12.7	21,378	13.1
S&T	122	0.1	92	—
Total	$192,046	38.1	$199,125	43.9

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
The following tables present the software costs included in the Unaudited Condensed Consolidated Financial Statements:

(Thousands)	December 31, 2024	September 30, 2024
Balance Sheets
Utility plant, at cost	$133,268	$133,158
Construction work in progress	$34,028	$26,659
Nonutility plant and equipment, at cost	$344	$344
Accumulated depreciation and amortization, utility plant	$(16,045)	$(13,632)
Accumulated depreciation and amortization, nonutility plant and equipment	$(50)	$(48)
Software costs	$10,561	$10,522

	Three Months Ended
	December 31,
Statements of Operations	2024	2023
Operation and maintenance	$2,736	$3,253
Depreciation and amortization	$2,415	$990

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

Accumulated Other Comprehensive (Loss) Income

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of related tax effects during the three months ended December 31, 2024 and 2023:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance as of September 30, 2024	$(6,215)	$(306)		$(6,521)
Other comprehensive income (loss)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(79), $58 and $(21), respectively	263	(195)	(1)	68
Balance as of December 31, 2024	$(5,952)	$(501)		$(6,453)

Balance as of September 30, 2023	$(7,269)	$(2,690)		$(9,959)
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive income, net of tax of $(79), $(40) and $(119), respectively	264	131	(1)	395
Balance as of December 31, 2023	$(7,005)	$(2,559)		$(9,564)
(1)Included in the computation of net periodic pension cost, a component of O&M on the Unaudited Condensed Consolidated Statements of Operations.

Recently Adopted Updates to the Accounting Standards Codification

Fair Value Measurement

In June 2022, the FASB issued ASU No. 2022-03, an amendment to ASC 820, Fair Value Measurement. The amendment clarifies the fair value principles when measuring the fair value of an equity security subject to a contractual sale restriction. The guidance became effective for the Company on October 1, 2024, and was applied on a prospective basis. As the Company does not have equity securities subject to contractual sale restrictions, there was no impact on the Company’s financial position, results of operations, cash flows, and disclosures upon adoption.

Leases

In March 2023, the FASB issued ASU No. 2023-01, an amendment to ASC 842, Leases, which applies to arrangements between related parties under common control. This update requires that all entities with common control arrangements classify and account for these leases on the same basis as an arrangement with an unrelated party. If the lessee in these types of arrangements continues to control the use of the underlying asset through a lease, the leasehold improvements are to be amortized over the improvements’ useful life to the common control group, regardless of the lease term. The guidance became effective for the Company on October 1, 2024, and was applied on a prospective basis. As the Company does not have leases that are impacted by this amendment, there was no impact on the Company’s financial position, results of operations, cash flows, and disclosures upon adoption.

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, an amendment to ASC 280, Segment Reporting, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The update requires entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss, and it enhances interim disclosure requirements to conform with annual requirements. The guidance became effective for the Company on October 1, 2024, for the first annual period and will become effective on October 1, 2025, for the interim periods. It will be applied retrospectively to all periods presented. As the amendments in this update only impact disclosures, there was no impact on the Company’s financial position, results of operations, and cash flows upon adoption.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Business Combinations

In August 2023, the FASB issued ASU No. 2023-05, an amendment to ASC 805, Business Combinations, which addresses how a joint venture should recognize contributions received upon its formation. Joint ventures must account for initial assets and liabilities received at fair value on the date the joint venture is formed. The guidance became effective for the Company for joint ventures formed beginning January 1, 2025, and was applied on a prospective basis. As the Company does not have any applicable transactions, there was no impact to the Company's financial position, results of operations, cash flows, and disclosures upon adoption.

Other Recent Updates to the Accounting Standards Codification

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, an amendment to ASC 740, Income Taxes, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. It will provide investors more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance becomes effective for the Company on October 1, 2025, and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the amendment to understand the impacts on its disclosures upon adoption.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, an amendment to ASC 220, Income Statement Reporting, which requires more detailed information about specified categories of expenses included in certain captions presented on the face of the income statement. The guidance becomes effective for the Company on October 1, 2027, for the first annual period and on October 1, 2028, for the interim periods. The Company can elect to apply it either prospectively or retrospectively to all periods presented, with early adoption permitted. The Company is currently evaluating the amendment to understand the impacts on its disclosures upon adoption.

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
CEV provided access to residential rooftop and ground-mount solar equipment to customers who then pay the Company a monthly fee. The performance obligation was to provide electricity to the customer based on generation from the underlying residential solar asset and was satisfied upon transfer of electricity generated.

Revenue was derived from the contract terms and was recognized as invoiced, with the payment due each month for the previous month's services. In November 2024, CEV's residential solar asset portfolio was sold to a third party.

CEV	Renewable energy certificates
Certain CEV projects generate TRECs and SREC IIs under the established ADI & CSI Programs. A TREC or SREC II is created for every MWh of electricity produced by a solar generator. The performance obligation of CEV is to generate electricity. TRECs and SREC IIs under the ADI & CSI Programs are purchased monthly by a REC Administrator.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the three months ended December 31, 2024 and 2023, are as follows:

(Thousands)	NJNG	CEV		ES	S&T	HSO	Total
2024
Natural gas utility sales (1)	$296,402	—		—	—	—	$296,402
Natural gas services	—	—		11,947	26,628	—	38,575
Service contracts	—	—		—	—	9,232	9,232
Installations and maintenance	—	—		—	—	6,562	6,562
Renewable energy certificates	—	2,896		—	—	—	2,896
Electricity sales	—	5,826		—	—	—	5,826
Eliminations (2)	(337)	—		—	(42)	(161)	(540)
Revenues from contracts with customers	296,065	8,722		11,947	26,586	15,633	358,953
Alternative revenue programs (3)	(5,391)	—		—	—	—	(5,391)
Derivative instruments	42,754	17,684	(4)	74,361	—	—	134,799
Revenues out of scope	37,363	17,684		74,361	—	—	129,408
Total operating revenues	$333,428	26,406		86,308	26,586	15,633	$488,361
2023
Natural gas utility sales (1)	$257,875	—		—	—	—	$257,875
Natural gas services	—	—		16,268	23,862	—	40,130
Service contracts	—	—		—	—	8,940	8,940
Installations and maintenance	—	—		—	—	5,894	5,894
Renewable energy certificates	—	2,650		—	—	—	2,650
Electricity sales	—	6,714		—	—	—	6,714
Eliminations (2)	(337)	—		—	(675)	—	(1,012)
Revenues from contracts with customers	257,538	9,364		16,268	23,187	14,834	321,191
Alternative revenue programs (3)	(2,537)	—		—	—	—	(2,537)
Derivative instruments	38,092	25,931	(4)	83,400	—	—	147,423
Eliminations (2)	—	—		1,133	—	—	1,133
Revenues out of scope	35,555	25,931		84,533	—	—	146,019
Total operating revenues	$293,093	35,295		100,801	23,187	14,834	$467,210
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the three months ended December 31, 2024 and 2023, are as follows:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
2024
Residential	$223,819	2,110	—	—	15,544	$241,473
Commercial and industrial	41,805	6,612	11,947	26,586	89	87,039
Firm transportation	27,325	—	—	—	—	27,325
Interruptible, off-tariff and other	3,116	—	—	—	—	3,116
Revenues out of scope	37,363	17,684	74,361	—	—	129,408
Total operating revenues	$333,428	26,406	86,308	26,586	15,633	$488,361
2023
Residential	$195,623	3,386	—	—	14,803	$213,812
Commercial and industrial	35,759	5,978	16,268	23,187	31	81,223
Firm transportation	24,435	—	—	—	—	24,435
Interruptible, off-tariff and other	1,721	—	—	—	—	1,721
Revenues out of scope	35,555	25,931	84,533	—	—	146,019
Total operating revenues	$293,093	35,295	100,801	23,187	14,834	$467,210

Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the three months ended December 31, 2024 and 2023, are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of September 30, 2024	$105,531	$20,094	$38,595
Increase	105,505	97,186	3,992
Balance as of December 31, 2024	$211,036	$117,280	$42,587
Balance as of September 30, 2023	$97,540	$19,100	$44,910
Increase	72,932	72,831	551
Balance as of December 31, 2023	$170,472	$91,931	$45,461

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2024 and September 30, 2024:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
December 31, 2024
Customer accounts receivable
Billed	$138,967	8,171	52,677	8,455	2,766	$211,036
Unbilled	112,000	5,280	—	—	—	117,280
Customers' credit balances and deposits	(42,565)	—	—	(22)	—	(42,587)
Total	$208,402	13,451	52,677	8,433	2,766	$285,729
September 30, 2024
Customer accounts receivable
Billed	$51,613	8,441	34,002	8,598	2,877	$105,531
Unbilled	11,839	8,255	—	—	—	20,094
Customers' credit balances and deposits	(38,572)	—	—	(23)	—	(38,595)
Total	$24,880	16,696	34,002	8,575	2,877	$87,030

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

NJNG's recovery of costs is facilitated through its base rates, BGSS and other regulatory tariff riders. NJNG is required to make filings to the BPU for review of its BGSS, CIP and other programs and related rates. Annual rate changes are typically requested to be effective at the beginning of the following fiscal year. The current base rates include a weighted average cost of capital of 7.08% and a return on common equity of 9.6%. All rate and program changes are subject to proper notification and BPU review and approval. In addition, NJNG is permitted to implement certain BGSS rate changes on a provisional basis with proper notification to the BPU.

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for NJNG are comprised of the following:

(Thousands)	December 31, 2024	September 30, 2024
Regulatory assets-current
New Jersey Clean Energy Program	$16,523	$18,491
Conservation Incentive Program	46,052	51,442
Derivatives at fair value, net	570	1,363
Other current regulatory assets	1,544	1,774
Total current regulatory assets	$64,689	$73,070
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$74,146	$77,475
Liability for future expenditures	161,024	161,650
Deferred income taxes	42,776	42,595
SAVEGREEN	114,391	107,796
Postemployment and other benefit costs	24,695	23,772
Cost of removal	135,006	130,885
Other noncurrent regulatory assets	55,488	59,924
Total noncurrent regulatory assets	$607,526	$604,097
Regulatory liability-current
Overrecovered natural gas costs	$26,692	$32,457
Derivatives at fair value, net	5,337	—
Total current regulatory liabilities	$32,029	$32,457
Regulatory liabilities-noncurrent
Tax Act impact	$174,074	$175,328
Derivatives at fair value, net	—	404
Other noncurrent regulatory liabilities	652	115
Total noncurrent regulatory liabilities	$174,726	$175,847

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for Adelphia are comprised of the following:

(Thousands)	December 31, 2024	September 30, 2024
Total noncurrent regulatory assets	$5,069	$5,095
Total current regulatory liabilities	$581	$524

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The assets are comprised primarily of the tax benefit associated with the equity component of Allowance for Funds Used During Construction and the liability consists primarily of scheduling penalties. Recovery of regulatory assets is subject to FERC approval.

Regulatory filings and/or actions that occurred during the current fiscal year include the following:

•On October 30, 2024, the BPU approved a settlement of the new SAVEGREEN program running from January 1, 2025 to June 30, 2027, and consisting of $205.0M of direct investment, $160.5M in financing options and $20.1M in O&M, which totals $385.6M. Annual recoveries are expected to increase by approximately $12.3M, effective January 1, 2025.

•On November 21, 2024, the BPU issued an order adopting a stipulation of settlement approving a $157.0M increase to base rates, effective November 21, 2024. The increase includes an overall rate of return on rate base of 7.08%, return on common equity of 9.60%, a common equity ratio of 54.0% and a depreciation rate of 3.21%.

•On December 17, 2024, NJNG filed a petition with the BPU seeking authority to issue up to $700M in Medium Term Notes over a three-year period.

•On December 18, 2024, the BPU approved NJNG's annual EE filing for the recovery of SAVEGREEN costs, which will increase annual recoveries by approximately $3.1M, effective January 1, 2025.

5. DERIVATIVE INSTRUMENTS

The Company is subject primarily to commodity price risk due to fluctuations in the market price of natural gas, SRECs and electricity. To manage this risk, the Company enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments. In addition, the Company is exposed to interest rate risk and may utilize derivatives to reduce exposure to fluctuations in interest rates. These contracts are accounted for as derivatives, unless the Company elects NPNS, which is done on a contract-by-contract election. Accordingly, financial and certain of the Company's physical derivative instruments are recorded at fair value on the Unaudited Condensed Consolidated Balance Sheets. For a more detailed discussion of the Company’s fair value measurement policies and level disclosures associated with the Company’s derivative instruments, see Note 6. Fair Value.

Energy Services

ES chooses not to designate its financial commodity and physical forward commodity derivatives as accounting hedges or to elect NPNS. The changes in the fair value of these derivatives are recorded as a component of operating expenses or operating revenues, as appropriate for ES, on the Unaudited Condensed Consolidated Statements of Operations as unrealized gains or losses. For ES at settlement, realized gains and losses on all financial derivative instruments are recognized as a component of natural gas purchases and realized gains and losses on all physical derivatives follow the presentation of the related unrealized gains and losses as a component of either operating expenses or operating revenues.

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

Expected purchases and production of SRECs are hedged through the use of forward and futures contracts. All contracts require the Company to physically deliver SRECs through the transfer of certificates as per contractual settlement schedules. ES recognizes changes in the fair value of these derivatives as a component of operating revenues. For SRECs that are acquired by ES, changes in the fair value of these derivatives are reported as a component of operating expenses. Upon settlement of these contracts, the related revenue or expense is recognized when the SREC is transferred to the counterparty or acquired by ES, respectively.

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

Fair Value of Derivatives

The following table presents the fair value of the Company's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Derivatives at Fair Value
		December 31, 2024		September 30, 2024
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
NJNG:
Physical commodity contracts	Derivatives - current	$159	$728	$21	$579
Financial commodity contracts	Derivatives - current	10	2,327	—	2
ES:
Physical commodity contracts	Derivatives - current	2,079	7,049	1,660	4,346
	Derivatives - noncurrent	1,602	12,052	727	10,758
Financial commodity contracts	Derivatives - current	2,825	3,359	5,132	1,344
	Derivatives - noncurrent	270	269	79	732
Total fair value of derivatives		$6,945	$25,784	$7,619	$17,761

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

	Asset Derivatives				Liability Derivatives
(Thousands)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)
As of December 31, 2024
ES Contracts
Physical commodity	$3,681	(444)	—	$3,237	$19,101	(444)	(6,043)	$12,614
Financial commodity	3,095	(3,095)	—	—	3,628	(3,095)	(533)	—
Total ES	$6,776	(3,539)	—	$3,237	$22,729	(3,539)	(6,576)	$12,614
NJNG Contracts
Physical commodity	$159	—	—	$159	$728	—	—	$728
Financial commodity	10	(10)	—	—	2,327	(10)	—	2,317
Total NJNG	$169	(10)	—	$159	$3,055	(10)	—	$3,045
As of September 30, 2024
ES Contracts
Physical commodity	$2,387	(535)	—	$1,852	$15,104	(535)	(5,551)	$9,018
Financial commodity	5,211	(2,076)	(1,170)	1,965	2,076	(2,076)	—	—
Total ES	$7,598	(2,611)	(1,170)	$3,817	$17,180	(2,611)	(5,551)	$9,018
NJNG Contracts
Physical commodity	$21	(13)	—	$8	$579	(13)	—	$566
Financial commodity	—	—	—	—	2	—	(2)	—
Total NJNG	$21	(13)	—	$8	$581	(13)	(2)	$566
(1)Derivative assets and liabilities are presented on a gross basis on the Unaudited Condensed Consolidated Balance Sheets as the Company does not elect balance sheet offsetting under ASC 210-20.
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

ES utilizes financial derivatives to economically hedge the gross margin associated with the purchase of physical natural gas to be used for storage injection and its subsequent sale at a later date. The gains or (losses) on the financial transactions that are economic hedges of the cost of the purchased natural gas are recognized prior to the gains or (losses) on the physical transaction, which are recognized in earnings when the natural gas is delivered. Therefore, mismatches between the timing of the recognition of realized gains or (losses) on the financial derivative instruments and gains or (losses) associated with the actual sale of the natural gas that is being economically hedged along with fair value changes in derivative instruments, create volatility in the results of ES, although the Company's intended economic results relating to the entire transaction are unaffected.

The following table presents the effect of derivative instruments recognized on the Unaudited Condensed Consolidated Statements of Operations for the periods set forth below:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended
		December 31,
Derivatives not designated as hedging instruments:		2024	2023
ES:
Physical commodity contracts	Operating revenues	$(2,632)	$14,030
Physical commodity contracts	Natural gas purchases	(1,752)	(586)
Financial commodity contracts	Natural gas purchases	1,538	18,082
Physical commodity contracts	Operation and maintenance	1,053	—
Total unrealized and realized (loss) gain		$(1,793)	$31,526

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

	Three Months Ended
	December 31,
(Thousands)	2024	2023
NJNG:
Physical commodity contracts	$(13,386)	$(1,070)
Financial commodity contracts	5,939	4,332
Total unrealized and realized (loss) gain	$(7,447)	$3,262

NJNG and ES had the following outstanding long (short) derivatives as of:

	Natural Gas Distribution		Energy Services
Volumes (Bcf)	Futures	Physical Commodity	Futures	Physical Commodity
December 31, 2024	26.6	4.9	(7.7)	(0.3)
September 30, 2024	31.9	10.9	(7.7)	2.8

Not included in the above table are 1.0M and 1.2M SRECs that were open as of December 31, 2024 and September 30, 2024, respectively.

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

The balances by reporting segment are as follows:

(Thousands)	Balance Sheet Location	December 31, 2024	September 30, 2024
NJNG	Restricted broker margin accounts-current assets	$10,761	$4,975
ES	Restricted broker margin accounts-current assets	$12,242	$8,268
	Restricted broker margin accounts-current liabilities	$—	$1,146

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Internally-rated exposure applies to counterparties that are not rated by Fitch, S&P or Moody's. In these cases, the counterparty's or guarantor's financial statements are reviewed, and similar methodologies and ratios used by credit rating agencies are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts, plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received.

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of December 31, 2024. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$133,065
Noninvestment grade	23,522
Internally rated investment grade	17,276
Internally rated noninvestment grade	23,005
Total	$196,868

Conversely, certain of NJNG's and ES's derivative instruments are linked to agreements containing provisions that would require cash collateral payments from the Company if certain events occur. These provisions vary based upon the terms in individual counterparty agreements and can result in cash payments if NJNG's credit rating were to fall below its current level. Specifically, most, but not all, of these additional payments will be triggered if NJNG's debt is downgraded by the major credit agencies, regardless of investment grade status. In addition, some of these agreements include threshold amounts that would result in additional collateral payments if the values of derivative liabilities were to exceed the maximum values provided for in relevant counterparty agreements. Other provisions include payment features that are not specifically linked to ratings but are based on certain financial metrics.

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. Derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required were immaterial as of December 31, 2024 and September 30, 2024. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities, excluding natural gas meter sale leasebacks, debt issuance costs and solar asset sale leasebacks, is as follows:

(Thousands)	December 31, 2024	September 30, 2024
Carrying value (1) (2)	$2,767,845	$2,767,845
Fair market value	$2,391,501	$2,525,804
(1)Excludes NJNG's debt issuance costs of $10.8M and $10.9M as of December 31, 2024 and September 30, 2024, respectively.
(2)Excludes NJR's debt issuance costs of $3.4M and $3.0M as of December 31, 2024 and September 30, 2024, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company enters into sale leaseback transactions for certain commercial solar assets and natural gas meters. These transactions are recorded within long-term debt on the Unaudited Condensed Consolidated Balance Sheets. The carrying value of solar sale leasebacks was approximately $288.0M and $283.0M and the estimated fair value was approximately $287.9M and $290.4M as of December 31, 2024 and September 30, 2024, respectively. The carrying value of the natural gas meter sale leasebacks was approximately $39.4M and $31.6M and the estimated fair value of certain natural gas meter sale leasebacks amounted to approximately $36.5M and $26.7M as of December 31, 2024 and September 30, 2024, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific debt instrument and the Company's credit rating. As of December 31, 2024 and September 30, 2024, the Company discloses its debt within Level 2 of the fair value hierarchy.

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
The Company’s Level 2 assets and liabilities include over-the-counter physical forward commodity contracts and swap contracts, SREC contracts or derivatives that are initially valued using observable quotes and are subsequently adjusted to include time value, credit risk or estimated transport pricing components for which no basis price is available. Level 2 financial derivatives consist of transactions with non-FCM counterparties (basis swaps, fixed swaps and/or options). Inputs are verifiable and do not require significant management judgment. For some physical commodity contracts, the Company utilizes transportation tariff rates that are publicly available and that it considers to be observable inputs that are equivalent to market data received from an independent source. There are no significant judgments or adjustments applied to the transportation tariff inputs and no market perspective is required. Even if the transportation tariff input were considered to be a “model,” it would still be considered to be a Level 2 input as the data is:
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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2024
Assets:
Physical commodity contracts	$—	$3,840	$—	$3,840
Financial commodity contracts	3,105	—	—	3,105
Money market funds	10	—	—	10
Other	2,714	—	—	2,714
Total assets at fair value	$5,829	$3,840	$—	$9,669
Liabilities:
Physical commodity contracts	$—	$19,829	$—	$19,829
Financial commodity contracts	5,955	—	—	5,955
Total liabilities at fair value	$5,955	$19,829	$—	$25,784
As of September 30, 2024
Assets:
Physical commodity contracts	$—	$2,408	$—	$2,408
Financial commodity contracts	5,211	—	—	5,211
Money market funds	62	—	—	62
Other	2,671	—	—	2,671
Total assets at fair value	$7,944	$2,408	$—	$10,352
Liabilities:
Physical commodity contracts	$—	$15,683	$—	$15,683
Financial commodity contracts	2,078	—	—	2,078
Total liabilities at fair value	$2,078	$15,683	$—	$17,761

7. INVESTMENTS IN EQUITY INVESTEES

The Company holds a 50% equity method investment in Steckman Ridge, a jointly owned and controlled natural gas storage facility located in Bedford County, Pennsylvania. The Company's investment in Steckman Ridge was $101.6M and $101.7M as of December 31, 2024 and September 30, 2024, respectively, which include loans with a total outstanding principal balance of approximately $70.4M for both periods. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2027.

NJNG and ES have entered into storage and park and loan agreements with Steckman Ridge. See Note 15. Related Party Transactions for more information on these intercompany transactions.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended
	December 31,
(Thousands, except per share amounts)	2024	2023
Net income, as reported	$131,319	$89,411
Basic earnings per share
Weighted average shares of common stock outstanding-basic	99,855	97,869
Basic earnings per common share	$1.32	$0.91
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	99,855	97,869
Incremental shares (1)	623	694
Weighted average shares of common stock outstanding-diluted	100,478	98,563
Diluted (loss) earnings per common share	$1.31	$0.91
(1)Incremental shares consist primarily of unvested stock awards and performance units, which are calculated using the treasury stock method.

9. DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

Credit Facilities and Short-term Debt

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

			At end of period
(Thousands)	As of date	Total borrowing capacity	Loans outstanding	Weighted average interest rate	Remaining borrowing capacity		Expiration dates
NJR bank revolving credit facility (1)
December 31, 2024		$575,000	$193,100	5.68%	$363,432	(2)	August 2029
September 30, 2024		$575,000	$236,700	6.23%	$325,951	(2)	August 2029
NJNG bank revolving credit facility (3)
December 31, 2024		$250,000	$143,900	4.67%	$105,369	(4)	August 2029
September 30, 2024		$250,000	$55,100	4.98%	$194,169	(4)	August 2029
(1)Committed credit facility, which requires commitment fees of 0.10% on the unused amount.
(2)Letters of credit outstanding total approximately $18.5M and $12.3M as of December 31, 2024 and September 30, 2024, respectively, which reduces the amount available by the same amount.
(3)Committed credit facility, which requires commitment fees of 0.075% on the unused amount.
(4)Letters of credit outstanding total approximately $0.7M as of both December 31, 2024 and September 30, 2024, which reduces the amount available by the same amount.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR Credit Facility.
Long-term Debt

NJR

On November 7, 2024, NJR entered into a Note Purchase Agreement under which NJR issued $100M senior notes at a fixed interest rate of 5.55%, maturing on November 7, 2034.

NJNG

NJNG received approximately $11.7M and $8.8M during the three months ended December 31, 2024 and 2023, respectively, in connection with the sale leaseback of its natural gas meters. NJNG records the sale leaseback as a financing obligation for accounting purposes that is paid over the term of the arrangement and has the option to purchase the meters back at fair value upon expiration of the lease.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Clean Energy Ventures

CEV received proceeds of approximately $12.6M and $24.4M during the three months ended December 31, 2024 and 2023, respectively, in connection with the sale leaseback of commercial solar assets. CEV records the sale leaseback as a financing obligation for accounting purposes and continues to operate the solar assets, including related expenses, retains the revenue generated from RECs and energy sales, and has the option to repurchase the assets sold or renew the lease at the end of the lease term.

10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

In January 2024, the Company announced changes to its postretirement medical benefits plan that replaced the existing retiree medical coverage for certain eligible employees and their dependents with an employer funded Health Reimbursement Arrangement. The liability associated with postretirement medical benefits was remeasured as of January 1, 2024. The change in post-retirement medical benefits is being amortized into earnings over approximately eight years, the average remaining service to retirement for all plan participants.

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension		OPEB
	Three Months Ended		Three Months Ended
	December 31,		December 31,
(Thousands)	2024	2023	2024	2023
Service cost	$1,381	$1,244	$273	$642
Interest cost	3,858	4,060	2,097	2,902
Expected return on plan assets	(5,925)	(5,087)	(2,346)	(1,858)
Recognized actuarial loss	301	29	1,793	496
Prior service cost (credit) amortization	—	16	(3,270)	—
Net periodic benefit (credit) cost	$(385)	$262	$(1,453)	$2,182

The Company does not expect to make additional contributions to fund the pension plans during fiscal 2025 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the three months ended December 31, 2024 and 2023.

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

Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date, the date on which the act is signed into law. Similarly, the tax effect of unusual or infrequent events and transactions are recognized in the financial reporting period in which they occur. These items are excluded from the calculation of the estimated annual effective tax rate and are reported discretely in each interim reporting period.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Effective Tax Rate

The estimated annual effective tax rates were 23.2% and 21.5%, for the three months ended December 31, 2024 and 2023, respectively.

To the extent there are discrete tax items that are not included in the estimated annual effective tax rate, the actual reported effective tax rate may differ from the estimated annual effective tax rate. Discrete tax items primarily relate to the income tax effects associated with the sale of the Company’s residential solar energy projects and host customer power purchase agreements for the three months ended December 31, 2024 and the vesting of share based awards for the three months ended December 31, 2023. NJR’s effective tax rate was 22.2% and 20.4% during the three months ended December 31, 2024 and 2023, respectively.

Other Tax Items

As of December 31, 2024 and September 30, 2024, the Company has tax credit carryforwards of approximately $190.8M and $191.6M, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2036.

As of December 31, 2024 and September 30, 2024, the Company has state income tax net operating losses of approximately $599.3M and $634.7M, respectively. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred; these state carry-forward periods and range from seven to 20 years, with the majority expiring after 2037. The Company expects to utilize this entire carryforward prior to expiration, except for state income tax attributes for which the Company had a valuation allowance of approximately $0.5M and $0.6M as of December 31, 2024 and September 30, 2024, respectively, for which the Company could not conclude were realizable on a more-likely-than-not basis.

In March 2024, the State of New Jersey commenced an examination of the Company's Corporate Business Tax return for NJR and certain subsidiaries for the fiscal periods ending September 30, 2019 through September 30, 2022. On January 8, 2025, this audit was completed by the State of New Jersey and no other action is necessary.

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

The following table presents the Company's lease costs included in the Unaudited Condensed Consolidated Statements of Operations:

		Three Months Ended
		December 31,
(Thousands)	Income Statement Location	2024	2023
Operating lease cost (1)	Operation and maintenance	$2,709	$2,540
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	540	528
Interest on lease liabilities	Interest expense, net of capitalized interest	188	252
Total finance lease cost		728	780
Variable lease cost	Operation and maintenance	230	200
Total lease cost		$3,667	$3,520
(1)Net of capitalized costs.

The following table presents supplemental cash flow information related to leases:

	Three Months Ended
	December 31,
(Thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$2,364	$2,236
Operating cash flows for finance leases	$188	$252
Financing cash flows for finance leases	$3,596	$1,956

Assets obtained or modified through operating lease liabilities totaled approximately $1.5M during the three months ended December 31, 2023. There were no assets obtained or modified through operating leases during the three months ended December 31, 2024. There were no assets obtained or modified through finance leases during the three months ended December 31, 2024 and 2023.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the balance and classifications of the Company's right of use assets and lease liabilities included in the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	December 31, 2024	September 30, 2024
Assets
Noncurrent
Operating lease assets	Operating lease assets	$183,252	$184,485
Finance lease assets	Utility plant	25,548	26,088
Total lease assets		$208,800	$210,573
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$5,177	$4,945
Finance lease liabilities	Current maturities of long-term debt	7,158	7,534
Noncurrent
Operating lease liabilities	Operating lease liabilities	158,583	159,303
Finance lease liabilities	Long-term debt	12,806	16,026
Total lease liabilities		$183,724	$187,808

For operating lease assets and liabilities, the weighted average remaining lease term was 28.5 years and 28.6 years and the weighted average discount rate used in the valuation over the remaining lease term was 3.8% as of both December 31, 2024 and September 30, 2024. For finance lease assets and liabilities, the weighted average remaining lease term was 3.0 years as of both December 31, 2024 and September 30, 2024, and the weighted average discount rate used in the valuation over the remaining lease term was 3.3% and 3.4% as of December 31, 2024 and September 30, 2024, respectively.

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through July 2039, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $187.8M at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of December 31, 2024, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2025	2026	2027	2028	2029	Thereafter
ES:
Natural gas purchases	$40,459	$1,272	$—	$—	$—	$—
Storage demand fees	12,443	11,967	5,452	3,500	2,712	4,068
Pipeline demand fees	40,058	42,072	29,651	21,493	11,005	47,686
Sub-total ES	$92,960	$55,311	$35,103	$24,993	$13,717	$51,754
NJNG:
Natural gas purchases	$20,303	$—	$—	$—	$—	$—
Storage demand fees	26,747	22,669	11,207	4,900	—	—
Pipeline demand fees	161,035	215,296	149,328	128,439	124,709	955,051
Sub-total NJNG	$208,085	$237,965	$160,535	$133,339	$124,709	$955,051
Total	$301,045	$293,276	$195,638	$158,332	$138,426	$1,006,805

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Certain pipeline demand fees totaling approximately $4.0M per year, for which ES is the responsible party, are being paid for by the counterparty to a capacity release transaction beginning in November 2021, for a period of 10 years.

Guarantees

As of December 31, 2024, there were NJR guarantees covering approximately $180.4M of ES’s natural gas purchases and demand fee commitments not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $130.9M to $194.6M. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of December 31, 2024, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $161.0M on the Unaudited Condensed Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. As of December 31, 2024, $74.1M of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

Information related to the Company's various reporting segments and other business operations during the three months ended December 31, 2024 and 2023, are as follows:

	Segments
(Thousands)	NJNG	CEV	ES		S&T	Subtotal	HSO	Elims	Total
2024
Operating revenues
External customers	$333,428	26,406	86,308		26,586	$472,728	15,633	—	$488,361
Intercompany	$337	—	—		42	$379	161	(540)	$—
Depreciation and amortization	$32,084	6,425	47		6,496	$45,052	277	—	$45,329
Interest income (2)	$637	—	34		2,456	$3,127	273	(1,345)	$2,055
Interest expense, net of capitalized interest	$17,454	6,374	3,885		5,969	$33,682	209	—	$33,891
Income tax provision	$18,261	14,141	2,769		1,489	$36,660	469	255	$37,384
Equity in earnings of affiliates	$—	—	—		961	$961	—	439	$1,400
Net financial earnings (loss)	$66,908	48,130	7,833		5,664	$128,535	615	(256)	$128,894
Capital expenditures	$109,904	33,476	—		8,201	$151,581	289	—	$151,870
2023
Operating revenues
External customers	$293,093	35,295	100,801		23,187	$452,376	14,834	—	$467,210
Intercompany	$337	—	(1,133)		675	$(121)	—	121	$—
Depreciation and amortization	$26,917	6,922	57	(1)	6,162	$40,058	229	—	$40,287
Interest income (2)	$578	—	128		2,370	$3,076	356	(1,406)	$2,026
Interest expense, net of capitalized interest	$14,751	7,447	3,126		5,933	$31,257	216	—	$31,473
Income tax provision (benefit)	$10,656	3,131	7,511		1,032	$22,330	(52)	658	$22,936
Equity in earnings of affiliates	$—	—	—		993	$993	—	667	$1,660
Net financial earnings (loss)	$51,444	10,522	7,831		3,640	$73,437	(600)	(393)	$72,444
Capital expenditures	$79,715	25,766	—		7,785	$113,266	1,356	—	$114,622
(1)The amortization of acquired wholesale energy contracts is excluded above and is included in natural gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.
(2)Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

The Company's assets for the various reporting segments and other business operations are detailed below:

	Segments						Intercompany
(Thousands)	NJNG	CEV	ES	S&T	Subtotal	HSO	Assets (1)	Total
December 31, 2024	$5,031,714	1,104,304	138,545	1,026,150	$7,300,713	142,143	(248,891)	$7,193,965
September 30, 2024	$4,789,835	1,157,573	108,710	1,025,457	$7,081,575	159,444	(259,374)	$6,981,645
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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's reporting segments and other business operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended
	December 31,
(Thousands)	2024	2023
Net financial earnings	$128,894	$72,444
Less:
Unrealized loss (gain) on derivative instruments and related transactions	6,368	(5,400)
Tax effect	(1,513)	1,282
Effects of economic hedging related to natural gas inventory	(9,527)	(16,228)
Tax effect	2,264	3,857
NFE tax adjustment	(17)	(478)
Net income	$131,319	$89,411

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

NFE is a measure of the earnings based on eliminating these timing differences, to effectively match the earnings effects of the economic hedges with the physical sale of natural gas and SRECs. Consequently, to reconcile between net income and NFE, current period unrealized gains and losses on the derivatives are excluded from NFE as a reconciling item. Realized derivative gains and losses are also included in current period net income. However, NFE includes only realized gains and losses related to natural gas sold out of inventory, effectively matching the full earnings effects of the derivatives with realized margins on physical natural gas flows. Included in the tax effects are current and deferred income tax expense corresponding with the components of NFE. The Company also calculates a quarterly tax adjustment based on an estimated annual effective tax rate for NFE purposes.

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

ES may periodically enter into storage or park and loan agreements with Steckman Ridge. As of December 31, 2024, ES entered into transactions with Steckman Ridge for varying terms, all of which expire by March 31, 2027.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended
	December 31,
(Thousands)	2024	2023
NJNG	$1,524	$1,655
ES	194	224
Total	$1,718	$1,879

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	December 31, 2024	September 30, 2024
NJNG	$775	$775
ES	106	100
Total	$881	$875

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

NJNG entered into 16-year lease agreements, as Lessor, with various NJR subsidiaries, as Lessees, for office space at the Company’s headquarters in Wall, New Jersey, each with an expiration date of July 1, 2037, the effects of which are eliminated in consolidation.

NJNG and CEV entered into a 20-year sublease and PPA related to an onsite solar array and the related energy output at the Company’s liquefied natural gas plant in Howell, New Jersey, with an expiration date of June 1, 2042, the effects of which are immaterial to the consolidated financial statements.

On January 3, 2025, Adelphia and ES entered into a transportation agreement for committed capacity of 10,000 Dekatherms per day with an expiration date of February 28, 2025.

The intercompany profits for certain transactions between NJNG and ES and NJNG and Adelphia are not eliminated in accordance with ASC 980, Regulated Operations.

16. DISPOSITIONS

On November 25, 2024, CEV completed the sale of its residential solar asset portfolio to a third party, which primarily includes residential solar energy projects and host customer contracts, included in The Sunlight Advantage® program, for a total purchase price of $132.5M. The transaction also included a post-closing working capital adjustment and is subject to a transition services agreement. During the three months ended December 31, 2024, the Company recognized a pre-tax gain on sale of assets of approximately $54.9M on the Unaudited Condensed Consolidated Statements of Operations.

CEV currently has certain residential solar energy projects that are under contract and in various stages of development that will transfer to the buyer once the assets become operational. The value of these unsold projects is considered immaterial to the Company’s consolidated financial statements. The transfer of these projects is expected to take place during fiscal 2025.

Also, in connection with the sale, CEV entered into an agreement with the buyer to leaseback certain residential solar energy projects that have not yet passed the fifth anniversary of their placed-in-service dates. The assets are subject to leaseback until the fifth anniversary of the applicable placed-in-service date of the project. The impact of these transactions is considered immaterial to the Company’s consolidated financial statements.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Critical Accounting Estimates

A summary of our critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2024. Our critical accounting policies have not changed from those reported in the 2024 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies for discussion of recently issued accounting standards.

Management's Overview

Consolidated

NJR is a diversified energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in the U.S. In addition, we invest in clean energy projects, storage and transportation assets and provide various repair, sales and installation services. A more detailed description of our organizational structure can be found in Item 1. Business of our 2024 Annual Report on Form 10-K.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Net income by reporting segment and other business operations, which are discussed in more detail within the operating results sections of each reporting segment and other business operations, are as follows:

	Three Months Ended
	December 31,
(Thousands)	2024		2023
Net income (loss)
NJNG	$66,908	51%	$51,444	57%
CEV	48,130	37	10,522	12
ES	10,258	8	23,933	27
S&T	5,664	4	3,640	4
HSO	615	—	(600)	(1)
Eliminations (1)	(256)	—	472	1
Total	$131,319	100%	$89,411	100%
(1)    Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated net income increased approximately $41.9M during the three months ended December 31, 2024, compared with the three months ended December 31, 2023, due primarily to the following factors:
•$37.6M increase at CEV due primarily to the gain on the sale of the residential solar asset portfolio; and
•$15.5M increase in earnings at NJNG due to increased base rates; partially offset by
•$13.7M decrease at ES due primarily to lower revenue related to the AMAs along with decreased sales volumes and higher natural gas costs during the current period.

The primary drivers of the changes noted above are described in more detail in the individual reporting segment and other business operations discussions.

Assets by reporting segment and operations are as follows:

(Thousands)	December 31, 2024		September 30, 2024
Assets
NJNG	$5,031,714	70%	$4,789,835	69%
CEV	1,104,304	15	1,157,573	17
ES	138,545	2	108,710	1
S&T	1,026,150	14	1,025,457	15
HSO	142,143	2	159,444	2
Intercompany assets (1)	(248,891)	(3)	(259,374)	(4)
Total	$7,193,965	100%	$6,981,645	100%
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated assets increased approximately $212.3M as of December 31, 2024, compared with September 30, 2024, due primarily to the following factors:
•$202.7M increase in customer receivables primarily at NJNG; and
•$73.2M increase in utility plant expenditures, net at NJNG; partially offset by
•$48.6M decrease in nonutility plant and equipment, net at CEV due primarily to the sale of the residential solar asset portfolio.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended
	December 31,
(Thousands, except per share data)	2024	2023
Net income	$131,319	$89,411
Add:
Unrealized loss (gain) on derivative instruments and related transactions	6,368	(5,400)
Tax effect	(1,513)	1,282
Effects of economic hedging related to natural gas inventory (1)	(9,527)	(16,228)
Tax effect	2,264	3,857
NFE tax adjustment	(17)	(478)
Net financial earnings	$128,894	$72,444
Basic earnings per share	$1.32	$0.91
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.06	(0.05)
Tax effect	(0.01)	0.01
Effects of economic hedging related to natural gas inventory (1)	(0.10)	(0.17)
Tax effect	0.02	0.04
Basic net financial earnings per share	$1.29	$0.74
(1)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NFE by reporting segment and other business operations, which are discussed in more detail within the operating results sections of each reporting segment and other business operations, is summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2024		2023
Net financial earnings (loss)
NJNG	$66,908	52%	$51,444	71%
CEV	48,130	37	10,522	15
ES	7,833	7	7,831	11
S&T	5,664	4	3,640	5
HSO	615	—	(600)	(1)
Eliminations (1)	(256)	—	(393)	(1)
Total	$128,894	100%	$72,444	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated NFE increased approximately $56.5M during the three months ended December 31, 2024, compared with the three months ended December 31, 2023, due primarily to the following factors:
•$37.6M increase at CEV and
•$15.5M increase at NJNG, as previously discussed.

Natural Gas Distribution

Overview

Natural Gas Distribution is comprised of NJNG, a natural gas utility that provides regulated natural gas service to residential and commercial customers throughout Burlington, Middlesex, Monmouth, Morris, Ocean, and Sussex counties in New Jersey and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which may include but are not limited to impacts to customer growth and customer usage, customer collections, the timing and costs of capital expenditures and construction of infrastructure projects, operating and financing costs, fluctuations in commodity prices and customer conservation efforts. In addition, NJNG may be subject to adverse economic conditions such as inflation and rising natural gas costs, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant expenditures associated with customer growth and its associated pipeline integrity management and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals, for the three months ended December 31, 2024, and estimates of expected investments for fiscal 2025 and 2026:

$ (Millions)
$200
$175
$150
$125
$100
$75
$50
$25
$0
$105.0
$105.0
$140.0
$210.0
$30.0
$—
$50.0
$10.0
$37.5
$52.5
$27.5
$50.0
$26.1
$50.5
$10.4
$8.9
$10.6
$1.9
Customer Growth
System Integrity
Infrastructure Investment Program
Technology Upgrades
Cost of Removal
Other
2025E
2026E
2025A

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
Natural Gas Customers

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

NJNG's total customers include the following:

	December 31, 2024	December 31, 2023
Firm customers
Residential	530,760	523,623
Commercial, industrial & other	33,149	32,872
Residential transport	14,102	14,975
Commercial transport	7,966	8,014
Total firm customers	585,977	579,484
Other	115	116
Total customers	586,092	579,600

During the three months ended December 31, 2024, NJNG added 1,914 new customers. NJNG expects new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $2.0M of incremental Utility Gross Margin on an annualized basis.

Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives designed to encourage the installation of high-efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a three- to 10-year period through a tariff rider mechanism. In March 2021, the BPU approved a three-year SAVEGREEN program consisting of approximately $126.1M of direct investment, $109.4M in financing options, and $23.4M in O&M.

On December 18, 2024, the BPU approved NJNG's annual EE filing for the recovery of SAVEGREEN costs, which will increase annual recoveries by approximately $3.1M, effective January 1, 2025.

On October 30, 2024, the BPU approved a settlement of the new SAVEGREEN program running from January 1, 2025 to June 30, 2027, and consisting of $205.0M of direct investment, $160.5M in financing options and $20.1M in O&M, which totals $385.6M. Annual recoveries are expected to increase by approximately $12.3M, effective January 1, 2025.

The following table summarizes loans, grants, rebates and related investments as of:

(Thousands)	December 31, 2024	September 30, 2024
Loans	$222,500	$212,800
Grants, rebates and related investments	211,400	202,500
Total	$433,900	$415,300

Program recoveries from customers during the three months ended December 31, 2024 and 2023, were $4.9M and $4.4M, respectively. The recovery includes a weighted average cost of capital that ranges from 6.84% to 6.9%, with a return on equity of 9.6% to 9.75%.

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

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended
	December 31,
(Thousands)	2024	2023
Weather (1)	$8,750	$10,616
Usage	(75)	948
Total	$8,675	$11,564
(1)Compared with the 20-year average, weather was 8.1% warmer-than-normal during the three months ended December 31, 2024 and 8.2% warmer-than-normal during the three months ended December 31, 2023.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of Utility Gross Margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply and transportation and storage assets. Depending on the program, NJNG shares 80 or 85% of Utility Gross Margin generated by these programs with firm customers. Utility Gross Margin from incentive programs was approximately $3.2M and $5.4M during the three months ended December 31, 2024 and 2023, respectively.

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
(1) Data sourced from Standard & Poor's Financial Services, LLC Global Platts.

The maximum price per MMBtu was $8.64 and $3.52 and the minimum price was $1.05 and $0.89 for the three months ended December 31, 2024 and 2023, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Operating Results and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs periodically, and at least annually, and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of $161.0M as of December 31, 2024, a decrease of $0.7M compared with the prior fiscal period. See Note 13. Commitments and Contingent Liabilities for more details.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 4. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating Results

NJNG's operating results are as follows:

	Three Months Ended
	December 31,
(Thousands)	2024	2023
Operating revenues (1)	$333,765	$293,430
Operating expenses
Natural gas purchases (2)(3)	130,005	118,444
Operation and maintenance	52,094	54,705
Regulatory rider expense (4)	22,476	19,189
Depreciation and amortization	32,084	26,917
Total operating expenses	236,659	219,255
Operating income	97,106	74,175
Other income, net	5,517	2,676
Interest expense, net of capitalized interest	17,454	14,751
Income tax provision	18,261	10,656
Net income	$66,908	$51,444
(1)Includes nonutility revenue of approximately $0.3M for both the three months ended December 31, 2024 and 2023, for lease agreements with various NJR subsidiaries leasing office space from NJNG at the Company’s headquarters, which are eliminated in consolidation.
(2)Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.
(3)Includes related party transactions of approximately $2.3M for both the three months ended December 31, 2024 and 2023, a portion of which is eliminated in consolidation.
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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Revenues and Natural Gas Purchases

Operating revenues increased 13.7% and natural gas purchases increased 9.8% during the three months ended December 31, 2024, compared with the three months ended December 31, 2023.

The factors contributing to the increases and decreases in operating revenues and natural gas purchases are as follows:

	Three Months Ended
	December 31,
	2024 v. 2023
(Thousands)	Operating revenues	Natural gas purchases
Base rate impact	$23,245	$—
BGSS incentives	4,799	6,933
Firm sales	8,433	1,280
Average BGSS rates	2,175	2,175
CIP adjustments	(2,889)	—
Riders and other (1)	4,572	1,173
Total increase	$40,335	$11,561
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

Utility Gross Margin

A reconciliation of gross margin, the closest GAAP financial measure to NJNG's Utility Gross Margin, is as follows:

	Three Months Ended
	December 31,
(Thousands)	2024	2023
Operating revenues	$333,765	$293,430
Less:
Natural gas purchases	130,005	118,444
Operation and maintenance (1)	26,009	26,401
Regulatory rider expense	22,476	19,189
Depreciation and amortization	32,084	26,917
Gross margin	123,191	102,479
Add:
Operation and maintenance (1)	26,009	26,401
Depreciation and amortization	32,084	26,917
Utility Gross Margin	$181,284	$155,797
(1)Excludes SG&A of approximately $26.1M and $28.3M for the three months ended December 31, 2024 and 2023, respectively.

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

The following provides more information on the components of Utility Gross Margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended
	December 31,
	2024		2023
($ in thousands)	Margin	Bcf	Margin	Bcf
Utility Gross Margin/Throughput
Residential	$130,018	14.1	$108,037	13.9
Commercial, industrial and other	23,869	2.6	20,831	2.6
Firm transportation	23,176	3.4	20,764	3.6
Total utility firm gross margin/throughput	177,063	20.1	149,632	20.1
BGSS incentive programs	3,247	14.4	5,381	27.2
Interruptible/off-tariff agreements	974	7.1	784	3.3
Total Utility Gross Margin/Throughput	$181,284	41.6	$155,797	50.6

Utility Firm Gross Margin

Utility firm gross margin increased $27.4M during the three months ended December 31, 2024, compared with the three months ended December 31, 2023, due primarily to an increase in base rates.

BGSS Incentive Programs

The factors contributing to the change in Utility Gross Margin generated by BGSS incentive programs are as follows:

Three Months Ended
December 31,
(Thousands)	2024 v. 2023
Storage	$(1,264)
Off-system sales	(629)
Capacity release	(241)
Total decrease	$(2,134)

BGSS incentive programs decreased during the three months ended December 31, 2024, compared with the three months ended December 31, 2023, due primarily to decreased margins from storage due to reduced market volatility.

Net Income

Net income increased approximately $15.5M during the three months ended December 31, 2024, compared with the three months ended December 31, 2023, due primarily to the following factors:
•$25.5M increase in Utility Gross Margin, as previously discussed; partially offset by
•$5.2M increase in depreciation expense; and
•$7.6M increase in income tax expense related to higher operating income.

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

CEV placed two net-metered solar commercial projects in service totaling 10.5 MWs during the three months ended December 31, 2024, with related expenditures of $20.4M. CEV placed one net-metered solar commercial project in service totaling 2.8 MWs during the three months ended December 31, 2023, with related expenditures of $7.8M. These projects are subject to sale leaseback arrangements.

CEV has approximately 396 MW of commercial solar capacity in service. Projects that were placed in service through December 31, 2019, qualified for a 30% federal ITC. The credit declined to 26% for property under construction during 2020 through the end of 2022. In August 2022, the federal ITC was restored to 30% through the end of 2032. There are additional opportunities to increase the credit amount for certain facilities that are placed in service after December 31, 2022, based upon the type of project and location.

CEV may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to seven years. The Company will continue to operate the solar assets and is responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. ITCs and other tax attributes associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first five years of in-service life, CEV recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. CEV received proceeds of approximately $12.6M and $24.4M during the three months ended December 31, 2024 and 2023, respectively, in connection with the sale leaseback of commercial solar assets.

CEV operated a residential solar program, as part of The Sunlight Advantage®, which provided qualifying homeowners with the opportunity to have a solar system installed at their home with no installation or maintenance expenses. CEV owned, operated and maintained the system over the life of the lease in exchange for monthly lease payments. On November 25, 2024, CEV completed the sale of its 91 MW residential solar portfolio, and related assets and liabilities included in The Sunlight Advantage® program to a third party for a total purchase price of $132.5M.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
In July 2021, the BPU established a new successor solar incentive program. This ADI Program provides administratively set incentives for net metered residential projects and net metered non-residential projects of 5 MW or less. RECs generated through the production of electricity under this program are known as SREC IIs.

In December 2022, the BPU established the CSI Program, which provides incentives to larger solar facilities. It is open to qualifying grid supply solar facilities, non-residential net metered solar installations with a capacity greater than 5 MW, and eligible grid supply solar facilities installed in combination with energy storage. Pricing is determined based on a competitive bid solicitation process.

REC activity during the three months ended, consisted of the following:

	Beginning inventory balance	RECs		Ending inventory balance	Average
		Generated	Delivered		Sale Price
December 31, 2024
SRECs	126,928	88,707	(85,693)	129,942	$206
TRECs (1)	11,237	17,444	(22,254)	6,427	$142
SREC IIs (1)	5,022	4,404	(6,682)	2,744	$89
December 31, 2023
SRECs	144,138	93,570	(122,439)	115,269	$212
TRECs (1)	10,120	16,705	(20,608)	6,217	$142
SREC IIs (1)	6,013	2,773	(1,527)	7,259	$89
(1)TREC and SREC II inventory balances are due primarily to the timing of generation and when RECs are delivered to the state administrator.

CEV hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory of SRECs related to CEV's in-service solar assets at December 31, 2024:

Energy Year (1)	Percent of SRECs Hedged
2025	86%
2026	95%
2027	65%
2028	50%
2029	32%
(1)Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of RECs by our solar assets. All related costs are included as a component of O&M on the Unaudited Condensed Consolidated Statements of Operations, including such expenses as facility maintenance and broker fees.

Operating Results

CEV’s financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2024	2023
Operating revenues	$26,406	$35,295
Operating expenses
Operation and maintenance	10,566	10,050
Depreciation and amortization	6,425	6,922
Gain on sale of assets	(54,859)	—
Total operating expenses	(37,868)	16,972
Operating income	64,274	18,323
Other income, net	4,371	2,777
Interest expense, net	6,374	7,447
Income tax provision	14,141	3,131
Net income	$48,130	$10,522

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income increased approximately $37.6M during the three months ended December 31, 2024, compared with the three months ended December 31, 2023, due primarily to the following factors:
•$54.9M gain on the sale of the residential solar asset portfolio; partially offset by
•$8.9M decrease in operating revenues due to the timing of SREC sales; and
•$11.0M increase in income tax expense related to higher operating income.

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

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and ES may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500M, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced in November 2021. NJR received a total of approximately $260M in cash from fiscal 2022 through fiscal 2024 and will receive approximately $34M per year from fiscal 2025 through fiscal 2031 under the agreements. ES recognized approximately $4.9M and $9.5M during the three months ended December 31, 2024 and 2023, respectively, of operating revenue related to the AMAs on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling $51.6M and $22.3M as of December 31, 2024 and September 30, 2024, respectively, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

ES’s financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2024	2023
Operating revenues (1)	$86,308	$99,668
Operating expenses
Natural gas purchases (including demand charges (2)(3))	67,868	60,166
Operation and maintenance	1,865	5,108
Depreciation and amortization	47	57
Total operating expenses	69,780	65,331
Operating income	16,528	34,337
Other income, net	384	233
Interest expense, net	3,885	3,126
Income tax provision	2,769	7,511
Net income	$10,258	$23,933
(1)Includes related party transactions of approximately $1.1M during the three months ended December 31, 2023, which are eliminated in consolidation. There were no related party transactions during the three months ended December 31, 2024.
(2)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to 10 years.
(3)Includes related party transactions of approximately $0.3M during both the three months ended December 31, 2024 and 2023, a portion of which is eliminated in consolidation.

ES's portfolio of financial derivative instruments is composed of:

	Three Months Ended
	December 31,
(in Bcf)	2024	2023
Net short futures and swaps contracts	7.7	10.0

During the three months ended December 31, 2024 and 2023, the net short position resulted in unrealized (loss) gains of approximately $(0.5)M and $16.7M, respectively.

Operating revenues decreased approximately $13.4M during the three months ended December 31, 2024, compared with the three months ended December 31, 2023, due primarily to a decrease in revenue related to the AMAs and a 6% decrease in volumes. Natural gas purchases increased approximately $7.7M during the three months ended December 31, 2024, compared with the three months ended December 31, 2023, due primarily to a 23% increase in natural gas purchase prices.

Future results at ES are contingent upon natural gas market price volatility driven by variations in both the supply and demand balances caused by weather and other factors. As a result, variations in weather patterns in the key market areas served may affect earnings during the fiscal year. Changes in market fundamentals, such as an increase in supply and decrease in demand due to warmer temperatures, and reduced volatility can negatively impact ES's earnings. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Natural Gas Distribution for TETCO M-3 Daily Prices, which illustrates the daily natural gas prices in the Northeast market region.

Net income decreased approximately $13.7M during the three months ended December 31, 2024, compared with the three months ended December 31, 2023, due primarily to the following factors:
•$13.4M decrease in operating revenues, as previously discussed; and
•$7.7M increase in natural gas purchases, as previously discussed; partially offset by
•$3.2M decrease in O&M due to lower employee related expenses; and
•$4.7M decrease in income tax expense related to lower operating income.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Non-GAAP Financial Measures

Management uses Financial Margin and NFE, non-GAAP financial measures, when evaluating the operating results of ES. Financial Margin and NFE are based on removing timing differences associated with certain derivative instruments. GAAP also requires us, during the interim periods, to estimate our annual effective tax rate and use this rate to calculate the year-to-date tax provision. We also determine an annual estimated effective tax rate for NFE purposes and calculate a quarterly tax adjustment based on the differences between our forecasted net income and our forecasted NFE for the fiscal year. This adjustment is applied to ES, as the adjustment primarily relates to timing differences associated with certain derivative instruments that impacts the estimate of the annual effective tax rate for NFE. No adjustment is needed during the fourth quarter, since the actual effective tax rate is calculated at year end.

Management views these measures as representative of the overall expected economic result and uses these measures to compare ES's results against established benchmarks and earnings targets as these measures eliminate the impact of volatility on GAAP earnings as a result of timing differences associated with the settlement of derivative instruments. To the extent that there are unanticipated impacts from changes in the market value related to the effectiveness of economic hedges, ES's actual non-GAAP results can differ from the results anticipated at the outset of the transaction. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

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

Financial Margin

A reconciliation of gross margin, the closest GAAP financial measure, to ES's Financial Margin is as follows:

	Three Months Ended
	December 31,
(Thousands)	2024	2023
Operating revenues (1)	$86,308	$99,668
Less:
Natural gas purchases	67,868	60,166
Operation and maintenance (2)	1,597	4,689
Depreciation and amortization	47	57
Gross margin	16,796	34,756
Add:
Operation and maintenance (2)	1,597	4,689
Depreciation and amortization	47	57
Unrealized loss (gain) on derivative instruments and related transactions	6,368	(4,266)
Effects of economic hedging related to natural gas inventory (3)	(9,527)	(16,228)
Financial Margin	$15,281	$19,008
(1)Includes unrealized losses (gains) related to intercompany transactions between NJNG and ES that have been eliminated in consolidation of approximately $1.1M during the three months ended December 31, 2023 There were no unrealized losses (gains) related to intercompany transactions between NJNG and ES during the three months ended December 31, 2024.
(2)Excludes SG&A of approximately $0.3M and $0.4M during the three months ended December 31, 2024 and 2023, respectively.
(3)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

Financial Margin decreased approximately $3.7M during the three months ended December 31, 2024, compared with the three months ended December 31, 2023, due primarily to the decrease in operating revenue, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Net Financial Earnings

A reconciliation of ES's net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended
	December 31,
(Thousands)	2024	2023
Net income	$10,258	$23,933
Add:
Unrealized loss (gain) on derivative instruments and related transactions	6,368	(4,266)
Tax effect (1)	(1,513)	1,013
Effects of economic hedging related to natural gas inventory	(9,527)	(16,228)
Tax effect	2,264	3,857
Net income to NFE tax adjustment	(17)	(478)
Net financial earnings	$7,833	$7,831
(1)Includes taxes related to intercompany transactions between NJNG and ES that have been eliminated in consolidation of approximately $0.3M during the three months ended December 31, 2023. There were no taxes related to intercompany transactions for the three months ended December 31, 2024.

NFE remained relatively flat during the three months ended December 31, 2024, compared with the three months ended December 31, 2023.

Future results are subject to the ability of ES to expand its wholesale sales and service activities and are contingent upon many other factors, including an adequate number of appropriate and credit qualified counterparties in an active and liquid natural marketplace; volatility in the natural gas market due to weather or other fundamental market factors impacting supply and/or demand; transportation, storage and/or other market arbitrage opportunities, sufficient liquidity in the overall energy trading market; and continued access to liquidity in the capital markets.

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

S&T is comprised of Leaf River, a 32.2M Dekatherms salt dome natural gas storage facility that operates under market-based rates, and Adelphia, a FERC-regulated interstate pipeline in southeastern Pennsylvania that operates under cost-of-service rates but can enter into negotiated rates with counterparties.

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

S&T has a 50% ownership interest in Steckman Ridge, a storage facility located in western Pennsylvania that operates under market-based rates. As of December 31, 2024, our investment in Steckman Ridge was $101.6M.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

The financial results of S&T are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2024	2023
Operating revenues (1)	$26,628	$23,862
Operating expenses
Natural gas purchases	280	276
Operation and maintenance	10,083	10,100
Depreciation and amortization	6,496	6,162
Total operating expenses	16,859	16,538
Operating income	9,769	7,324
Other income, net	2,392	2,288
Interest expense, net	5,969	5,933
Income tax provision	1,489	1,032
Equity in earnings of affiliates	961	993
Net income	$5,664	$3,640
(1)Includes related party transactions of approximately $0.7M during the three months ended December 31, 2023, which are eliminated in consolidation. There were no related party transactions during the three months ended December 31, 2024.

Net income increased approximately $2.0M during the three months ended December 31, 2024, compared with the three months ended December 31, 2023, due primarily to the $2.8M increase in operating revenues due to higher hub services revenue at Leaf River.

Home Services and Other

Overview

The financial results of HSO consist primarily of the operating results of NJRHS. NJRHS provides service, sales and installation of appliances to service contract customers and has been focused on growing its installation business and expanding its service contract customer base. HSO also includes organizational expenses incurred at NJR.

Operating Results

The condensed financial results of HSO are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2024	2023
Operating revenues	$15,794	$14,834

Income (loss) before income taxes	$1,084	$(652)
Income tax provision (benefit)	469	(52)
Net income (loss)	$615	$(600)

Net income increased approximately $1.2M during the three months ended December 31, 2024, compared with the three months ended December 31, 2023, due primarily to higher installation and service contract revenue at Home Services.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each reporting segment and other business operations and provides adequate financial flexibility for accessing capital markets as required. Our consolidated capital structure was as follows:

	December 31, 2024	September 30, 2024
Common stock equity	40%	39%
Long-term debt	52	52
Short-term debt	8	9
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $3.8M of equity through the DRP during both the three months ended December 31, 2024 and 2023.

During the three months ended December 31, 2024 and 2023, we raised approximately $19.9M and $17.9M of equity by issuing approximately 418,000 shares and 410,000 shares through the waiver discount feature of the DRP, respectively.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5M shares of common stock for repurchase. Since inception, we repurchased a total of approximately 17.8M of those shares and may repurchase an additional 1.7M shares under the approved program. There were no shares repurchased during the three months ended December 31, 2024 and 2023.

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

We believe that as of December 31, 2024, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

Short-Term Debt

We use our short-term borrowings primarily to finance ES's short-term liquidity needs, share repurchases and, on an initial basis, CEV's investments. ES's use of high-volume storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

As of December 31, 2024, NJR had a revolving credit facility totaling $575M, with $363.4M available under the facility.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250M NJNG Credit Facility. As of December 31, 2024, there was $105.4M available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program and the issuance of letters of credit.

Short-term borrowings were as follows:

Three Months Ended
(Thousands)	December 31, 2024
NJR
Notes Payable to banks:
Balance at end of period	$193,100
Weighted average interest rate at end of period	5.68%
Average balance for the period	$232,151
Weighted average interest rate for average balance	5.93%
Month end maximum for the period	$255,250
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$143,900
Weighted average interest rate at end of period	4.67%
Average balance for the period	$114,807
Weighted average interest rate for average balance	4.81%
Month end maximum for the period	$143,900

Due to the seasonal nature of natural gas prices and demand, and because inventory levels are built up during its natural gas injection season (April through October), NJR and NJNG's short-term borrowings tend to peak in the November through January time frame.

NJR

During fiscal 2024, NJR entered into a second amendment to NJR’s Second Amended and Restated Credit Agreement, governing a $575M NJR Credit Facility maturing on August 7, 2029, with an option to extend the maturity date up to two times for an additional period of one year each. The NJR Credit Facility includes an accordion feature, which allows NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in increments of at least $50M with the total revolving credit commitments not exceeding $750M. The NJR Credit Facility also permits the borrowing of revolving loans and swingline loans, as well as a $75M sublimit for the issuance of letters of credit. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility. The credit facility is used primarily to finance its share repurchases, to satisfy ES’s short-term liquidity needs and to finance, on an initial basis, unregulated investments.

As of December 31, 2024, NJR had seventeen letters of credit outstanding totaling $18.5M, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during fiscal 2025, NJR’s average interest rate was 5.93%, resulting in interest expense of approximately $3.5M. Based on average borrowings of $232.2M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $0.6M during fiscal 2025.

Neither NJNG nor its assets are obligated or pledged to support the NJR Credit Facility.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NJNG

During fiscal 2024, NJNG entered into a second amendment to NJNG’s Second Amended and Restated Credit Agreement governing a $250M NJNG Credit Facility, maturing on August 7, 2029, with an option to extend the maturity date up to two times for an additional period of one year each. The NJNG Credit Facility includes an accordion feature, which would allow NJNG, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJNG Credit Facility in increments of at least $50M with total revolving credit commitments not exceeding $350M. The NJNG Credit Facility also permits the borrowing of revolving loans and swingline loans, as well as a $30M sublimit for the issuance of letters of credit.

As of December 31, 2024, NJNG had two letters of credit outstanding for $0.7M, which reduced the amount available under the NJNG Credit Facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during fiscal 2025, NJNG’s average interest rate was 4.81%, resulting in interest expense of $1.4M. Based on average borrowings of $114.8M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $0.3M during fiscal 2025.

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

The occurrence of an event of default under these agreements could result in all loans and other obligations of the borrower becoming immediately due and payable and the termination of the credit facilities.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Long-Term Debt

NJR

As of December 31, 2024, NJR had the following outstanding:
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
•$130M of 3.50% senior notes due July 23, 2030;
•$120M of 3.13% senior notes due September 1, 2031;
•$80M of 3.25% senior notes due September 1, 2033;
•$50M of 3.64% senior notes due September 19, 2034;
•$50M of 6.14% senior notes due December 15, 2032; and
•$100M of 5.55% senior notes due November 7, 2034.

On November 7, 2024, NJR entered into a Note Purchase Agreement under which NJR issued $100M senior notes at a fixed interest rate of 5.55%, maturing in 2034.

Neither NJNG nor its assets are obligated or pledged to support NJR's long-term debt.

NJNG

As of December 31, 2024, NJNG's long-term debt consisted of approximately $1.6B in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2025 to 2061, and approximately $39.4M in sale leasebacks of natural gas meters with various maturities ranging from 2025 to 2031.

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

Sale Leaseback

NJNG received approximately $11.7M and $8.8M during the three months ended December 31, 2024 and 2023, respectively, in connection with the sale leaseback of its natural gas meters. NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to repurchase the assets sold or renew the lease at the end of the term. As NJNG retains control of the natural gas meters, these arrangements do not qualify as a sale. NJNG uses the financing method to account for the transactions. NJNG continues to evaluate this sale leaseback program based on current market conditions. Natural gas meters are excluded from the lien on NJNG property under the Mortgage Indenture.

CEV enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to seven years. The Company has concluded that these arrangements do not qualify as a sale for accounting purposes, as the Company retains control of the underlying assets, and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. CEV continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the three months ended December 31, 2024 and 2023, CEV received proceeds of approximately $12.6M and $24.4M, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

Contractual Obligations and Capital Expenditures

As of December 31, 2024, there were NJR guarantees covering approximately $180.4M of natural gas purchases and ES demand fee commitments and nineteen outstanding letters of credit totaling approximately $19.2M, as previously mentioned, not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJNG's total capital expenditures are projected to be between $365M and $415M during fiscal 2025. Total capital expenditures spent or accrued during the three months ended December 31, 2024, were approximately $108.4M. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of December 31, 2024, NJNG's future MGP expenditures are estimated to be approximately $161.0M. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.
During the three months ended December 31, 2024, S&T had capital expenditures spent or accrued for Adelphia totaling approximately $2.1M and capital expenditures spent or accrued for Leaf River totaling approximately $4.8M. During fiscal 2025, we expect expenditures related to Adelphia to be between $5M and $15M and expenditures related to Leaf River to be between $15M and $20M.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
During the three months ended December 31, 2024, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were approximately $34.1M. CEV's expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, CEV enters into agreements to install solar equipment for commercial projects. We estimate solar-related capital expenditures during fiscal 2025 to be between $160M and $265M.

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

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and ES may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500M, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced in November 2021. NJR received a total of approximately $260M in cash from fiscal 2022 through fiscal 2024 and will receive approximately $34M per year from fiscal 2025 through fiscal 2031 under the agreements. ES recognized approximately $4.9M and $9.5M during the three months ended December 31, 2024 and 2023, respectively, of operating revenue related to the AMAs on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling approximately $51.6M and $22.3M as of December 31, 2024 and September 30, 2024, respectively, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

Cash Flows

Operating Activities

Cash flows (used in) from operating activities during the three months ended December 31, 2024, totaled approximately $(9.0)M, compared with approximately $46.4M during the three months ended December 31, 2023. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

Cash flows used in operating activities increased approximately $55.4M during the three months ended December 31, 2024, compared with the three months ended December 31, 2023, due primarily to the changes in the mix of working capital components.

Investing Activities

Cash flows used in investing activities decreased approximately $94.5M during the three months ended December 31, 2024, compared with the three months ended December 31, 2023, due primarily to proceeds from the sale of the CEV's residential solar asset portfolio, partially offset by increased utility plant and solar asset expenditures.

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

Cash flows from financing activities decreased approximately $40.1M during the three months ended December 31, 2024, compared with the three months ended December 31, 2023, due primarily to a $100.0M payment of long-term debt and a decrease in solar sale leaseback proceeds of approximately $11.8M, partially offset by increased proceeds of long-term debt of $50M and net short-term debt proceeds of approximately $28.7M.

Credit Ratings

The table below summarizes NJNG's credit ratings as of December 31, 2024, issued by two rating entities, Moody's and Fitch:

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

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase (Decrease)	Less	Balance
(Thousands)	September 30, 2024	in Fair Market Value	Amounts Settled	December 31, 2024
NJNG	$(2)	(2,315)	—	$(2,317)
ES	3,135	310	3,978	(533)
Total	$3,133	(2,005)	3,978	$(2,850)

There were no changes in methods of valuations during the three months ended December 31, 2024.

The following is a summary of fair market value of financial derivatives as of December 31, 2024, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2025	2026	2027 - 2029	After 2029	Total Fair Value
Price based on ICE	$(2,891)	29	12	—	$(2,850)

The following is a summary of financial derivatives by type as of December 31, 2024:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	26.6	$2.73 - $5.97	$(2,317)
ES	Futures	(7.7)	$1.92 - $5.96	(533)
Total				$(2,850)

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2024	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2024
NJNG - Prices based on other external data	$(558)	(7,592)	(7,581)	$(569)
ES - Prices based on other external data	(12,717)	(2,643)	60	(15,420)
Total	$(13,275)	(10,235)	(7,521)	$(15,989)

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10% movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $2.3M. This analysis does not include potential changes to reported credit adjustments embedded in the $(0.8)M reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(1,132)	$(2,264)	$(3,395)	$(4,527)
Ending derivative fair value	$(756)	$(1,888)	$(3,020)	$(4,151)	$(5,283)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$1,132	$2,264	$3,395	$4,527
Ending derivative fair value	$(756)	$376	$1,508	$2,639	$3,771

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of December 31, 2024. Gross credit exposure for ES is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for S&T is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

ES's, CEV's and S&T's counterparty credit exposure as of December 31, 2024, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$104,674	$95,917
Noninvestment grade	14,249	2,384
Internally rated investment grade	15,832	14,060
Internally rated noninvestment grade	22,959	13,832
Total	$157,714	$126,193

NJNG's counterparty credit exposure as of December 31, 2024, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$28,391	$24,173
Noninvestment grade	9,273	—
Internally rated investment grade	1,444	697
Internally rated noninvestment grade	46	—
Total	$39,154	$24,870

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2024, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended December 31, 2024, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of our 2024 Annual Report on Form 10-K includes a detailed discussion of our risk factors. Those risks and uncertainties have the potential to materially affect our financial condition and results of operations. There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, of our 2024 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended December 31, 2024:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
10/01/24 - 10/31/24	—	—	—	1,685,053
11/01/24 - 11/30/24	—	—	—	1,685,053
12/01/24 - 12/31/24	—	—	—	1,685,053
Total	—	—	—	1,685,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of December 31, 2024, included 19.5M shares of common stock for repurchase, of which, approximately 1.7M shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

On December 19, 2024, Roberto Bel, our Senior Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense of Rule 10b5-1(c). The Rule 10b5-1 trading arrangement provides for sales of up to 3,519 shares of our common stock beginning on March 20, 2025 until August 10, 2025, or once all of the shares have been sold. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules and regulations.

New Jersey Resources Corporation
Part II
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended December 31, 2024, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	February 4, 2025
By:/s/ Stephen M. Skrocki
Stephen M. Skrocki
Corporate Controller (Principal Accounting Officer)