Form 10-Q
period 2025-03-31
NEW JERSEY RESOURCES CORP
filed 2025-05-06
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of May 2, 2025 was 100,371,550.

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
•impacts of inflation, including the current inflationary environment, impacts of tariffs and increased natural gas costs;
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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2025	2024	2025	2024
OPERATING REVENUES
Utility	$618,341	$462,863	$951,768	$755,956
Nonutility	294,686	195,050	449,620	369,167
Total operating revenues	913,027	657,913	1,401,388	1,125,123
OPERATING EXPENSES
Natural gas purchases:
Utility	272,974	204,347	400,654	320,467
Nonutility	151,617	105,018	219,425	164,495
Related parties	1,666	1,799	3,384	3,678
Operation and maintenance	111,041	107,223	199,673	201,662
Regulatory rider expenses	48,501	29,229	70,977	48,418
Depreciation and amortization	47,967	40,075	93,296	80,362
Gain on sale of assets	(688)	—	(55,547)	—
Total operating expenses	633,078	487,691	931,862	819,082
OPERATING INCOME	279,949	170,222	469,526	306,041
Other income, net	17,006	15,420	28,623	21,761
Interest expense, net of capitalized interest	32,527	31,621	66,418	63,094
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	264,428	154,021	431,731	264,708
Income tax provision	61,593	33,947	98,977	56,883
Equity in earnings of affiliates	1,452	738	2,852	2,398
NET INCOME	$204,287	$120,812	$335,606	$210,223

EARNINGS PER COMMON SHARE
Basic	$2.04	$1.23	$3.35	$2.14
Diluted	$2.02	$1.22	$3.33	$2.13
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	100,291	98,377	100,073	98,123
Diluted	100,933	99,102	100,705	98,839

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2025	2024	2025	2024
Net income	$204,287	$120,812	$335,606	$210,223
Other comprehensive income, net of tax
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(80), $(80), $(159) and $(159), respectively	263	262	526	526
Adjustment to postemployment benefit obligation, net of tax of $58, $(2,908), $116 and $(2,948), respectively	(196)	9,624	(391)	9,755
Other comprehensive income, net of tax	$67	$9,886	$135	$10,281
Comprehensive income	$204,354	$130,698	$335,741	$220,504
See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,
(Thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$335,606	$210,223
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) loss on derivative instruments	(20,838)	20,057
Gain on sale of assets	(55,547)	—
Depreciation and amortization	93,296	80,362
Amortization of acquired wholesale energy contracts	—	260
Allowance for equity used during construction	(3,790)	(3,572)
Allowance for doubtful accounts	2,894	(24)
Non cash lease expense	2,172	2,130
Deferred income taxes	42,849	49,301
Equivalent value of ITCs recognized on equipment financing	(12,315)	(10,605)
Manufactured gas plant remediation costs	(2,592)	(12,577)
Cost of removal - asset retirement obligations	(863)	(763)
Contributions to postemployment benefit plans	(493)	(2,191)
Taxes related to stock-based compensation	1,805	1,186
Changes in:
Components of working capital	2,796	(3,021)
Other noncurrent assets and liabilities	29,098	7,836
Cash flows from operating activities	414,078	338,602
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(183,099)	(160,937)
Solar equipment	(68,702)	(37,083)
Storage and Transportation and other	(14,334)	(21,846)
Cost of removal	(20,438)	(17,436)
Distribution from equity investees in excess of equity in earnings	318	2,284
Proceeds from sale of assets	134,036	—
Cash flows used in investing activities	(152,219)	(235,018)
CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from long-term debt	100,000	50,000
Payments of long-term debt	(113,016)	(82,790)
Payments of short-term debt, net	(129,350)	(55,950)
Proceeds from sale leaseback transactions - solar	25,725	24,394
Proceeds from sale leaseback transactions - natural gas meters	11,714	8,814
Payments of common stock dividends	(89,761)	(82,156)
Proceeds from waiver discount issuance of common stock	19,910	35,838
Proceeds from issuance of common stock - DRP	7,606	7,522
Tax withholding payments related to net settled stock compensation	(11,608)	(5,027)
Cash flows used in financing activities	(178,780)	(99,355)
Change in cash, cash equivalents and restricted cash	83,079	4,229
Cash, cash equivalents and restricted cash at beginning of period	1,612	1,517
Cash, cash equivalents and restricted cash at end of period	$84,691	$5,746
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(212,142)	$(144,321)
Inventories	95,561	115,166
Recovery of natural gas costs	9,690	(3,853)
Natural gas purchases payable	52,144	13,178
Deferred revenue, current	638	48,294
Accounts payable and other	(37,264)	(15,888)
Prepaid expenses	(6,719)	(6,350)
Prepaid and accrued taxes	90,350	30,705
Restricted broker margin accounts	28,188	(15,015)
Customers' credit balances and deposits	(15,746)	(20,032)
Other current assets and liabilities	(1,904)	(4,905)
Total	$2,796	$(3,021)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$64,947	$60,256
Income taxes	$6,721	$6,699
Accrued capital expenditures	$18,907	$17,513

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
(Thousands)	March 31, 2025	September 30, 2024
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$4,316,864	$4,221,395
Construction work in progress	317,844	233,295
Nonutility plant and equipment, at cost	1,737,242	1,834,956
Construction work in progress	250,349	206,869
Total property, plant and equipment	6,622,299	6,496,515
Accumulated depreciation and amortization, utility plant	(831,775)	(786,594)
Accumulated depreciation and amortization, nonutility plant and equipment	(269,193)	(306,698)
Property, plant and equipment, net	5,521,331	5,403,223
CURRENT ASSETS
Cash and cash equivalents	83,708	1,017
Customer accounts receivable
Billed	263,251	105,531
Unbilled revenues	73,625	20,094
Allowance for doubtful accounts	(10,509)	(8,506)
Regulatory assets	34,839	73,070
Natural gas in storage, at average cost	99,516	199,125
Materials and supplies, at average cost	42,532	38,484
Prepaid expenses	18,473	11,754
Prepaid taxes	16,042	67,066
Derivatives, at fair value	6,020	6,813
Restricted broker margin accounts	19,890	13,243
Other current assets	31,172	26,904
Total current assets	678,559	554,595
NONCURRENT ASSETS
Investments in equity method investees	101,354	101,744
Regulatory assets	602,622	609,192
Operating lease assets	187,478	184,485
Derivatives, at fair value	28,851	806
Software costs	10,664	10,522
Deferred income taxes	21,960	20,751
Postemployment employee benefit assets	24,449	24,660
Other noncurrent assets	88,316	71,667
Total noncurrent assets	1,065,694	1,023,827
Total assets	$7,265,584	$6,981,645

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CAPITALIZATION AND LIABILITIES

	(Unaudited)
(Thousands, except share data)	March 31, 2025	September 30, 2024
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding shares March 31, 2025 — 100,302,638; September 30, 2024 — 99,461,448	$250,265	$248,159
Premium on common stock	668,599	633,811
Accumulated other comprehensive loss, net of tax	(6,386)	(6,521)
Treasury stock at cost and other; shares March 31, 2025 — 17,273; September 30, 2024 — 16,302	21,194	26,220
Retained earnings	1,544,235	1,298,774
Common stock equity	2,477,907	2,200,443
Long-term debt	2,970,199	2,879,464
Total capitalization	5,448,106	5,079,907
CURRENT LIABILITIES
Current maturities of long-term debt	110,911	189,006
Short-term debt	162,450	291,800
Natural gas purchases payable	109,659	57,515
Natural gas purchases payable to related parties	875	875
Deferred revenue	22,210	21,572
Accounts payable and other	121,574	169,232
Dividends payable	45,135	44,752
Accrued taxes	49,919	10,593
Regulatory liabilities	53,208	32,981
New Jersey Clean Energy Program	7,649	18,491
Derivatives, at fair value	19,985	6,271
Operating lease liabilities	5,526	4,945
Restricted broker margin accounts	—	1,146
Customers' credit balances and deposits	22,849	38,595
Total current liabilities	731,950	887,774
NONCURRENT LIABILITIES
Deferred income taxes	406,423	358,783
Deferred investment tax credits	2,017	2,156
Deferred revenue	27,494	3,095
Derivatives, at fair value	3,511	11,490
Manufactured gas plant remediation	160,058	161,650
Postemployment employee benefit liability	71,650	64,609
Regulatory liabilities	173,246	175,847
Operating lease liabilities	163,364	159,303
Asset retirement obligations	67,699	66,698
Other noncurrent liabilities	10,066	10,333
Total noncurrent liabilities	1,085,528	1,013,964
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$7,265,584	$6,981,645

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance as of September 30, 2024	99,461	$248,159	$633,811	$(6,521)	$26,220	$1,298,774	$2,200,443
Net income	—	—	—	—	—	131,319	131,319
Other comprehensive income	—	—	—	68	—	—	68
Common stock issued:
Incentive compensation plan	232	581	7,661	—	—	—	8,242
Dividend reinvestment plan	80	199	3,545	—	—	—	3,744
Waiver discount	418	1,045	18,865	—	—	—	19,910
Cash dividend declared ($.45 per share)	—	—	—	—	—	(45,010)	(45,010)
Treasury stock and other	—	—	—	—	(6,032)	—	(6,032)
Balance as of December 31, 2024	100,191	$249,984	$663,882	$(6,453)	$20,188	$1,385,083	$2,312,684
Net income	—	—	—	—	—	204,287	204,287
Other comprehensive income	—	—	—	67	—	—	67
Common stock issued:
Incentive compensation plan	31	76	1,199	—	—	—	1,275
Dividend reinvestment plan	81	205	3,518	—	—	—	3,723
Cash dividend declared ($.45 per share)	—	—	—	—	—	(45,135)	(45,135)
Treasury stock and other	—	—	—	—	1,006	—	1,006
Balance as of March 31, 2025	100,303	$250,265	$668,599	$(6,386)	$21,194	$1,544,235	$2,477,907

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance as of September 30, 2023	97,584	$243,458	$558,654	$(9,959)	$20,748	$1,177,834	$1,990,735
Net income	—	—	—	—	—	89,411	89,411
Other comprehensive income	—	—	—	395	—	—	395
Common stock issued:
Incentive compensation plan	116	290	3,451	—	—	—	3,741
Dividend reinvestment plan	94	236	3,552	—	—	—	3,788
Waiver discount	410	1,025	16,894	—	—	—	17,919
Cash dividend declared ($.42 per share)	—	—	—	—	—	(41,176)	(41,176)
Treasury stock and other	(2)	—	—	—	1,388	—	1,388
Balance as of December 31, 2023	98,202	$245,009	$582,551	$(9,564)	$22,136	$1,226,069	$2,066,201
Net income	—	—	—	—	—	120,812	120,812
Other comprehensive income	—	—	—	9,886	—	—	9,886
Common stock issued:
Incentive plan	25	64	1,178	—	—	—	1,242
Dividend reinvestment plan	84	209	3,446	—	—	—	3,655
Waiver discount	435	1,085	16,834	—	—	—	17,919
Cash dividend declared ($.42 per share)	—	—	—	—	—	(41,290)	(41,290)
Treasury stock and other	(1)	—	—	—	800	—	800
Balance as of March 31, 2024	98,745	$246,367	$604,009	$322	$22,936	$1,305,591	$2,179,225

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

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts, which commenced in November 2021. The AMAs include a series of temporary and permanent releases and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. ES recognized operating revenue of approximately $4.9M and $9.5M during the three months ended March 31, 2025 and 2024, respectively, and approximately $9.9M and $19.0M during the six months ended March 31, 2025 and 2024, respectively, related to the AMAs on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling approximately $46.7M and $22.3M are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and September 30, 2024, respectively.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	March 31, 2025	September 30, 2024	March 31, 2024
Balance Sheet
Cash and cash equivalents	$83,708	$1,017	$5,036
Restricted cash in other noncurrent assets	$983	$595	$710
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$84,691	$1,612	$5,746

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

Loans Receivable

NJNG currently provides loans, with terms ranging from three to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Unaudited Condensed Consolidated Balance Sheets. The Company has approximately $20.3M and $18.1M recorded in other current assets and approximately $64.3M and $53.6M in other noncurrent assets as of March 31, 2025 and September 30, 2024, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans. The Company regularly evaluates the credit quality and collection profile of its customers. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of March 31, 2025 and September 30, 2024, the Company has not recorded any impairments for SAVEGREEN loans.

Natural Gas in Storage

The following table summarizes natural gas in storage, at average cost by segment as of:

	March 31, 2025		September 30, 2024
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
NJNG	$70,695	10.0	$177,655	30.8
ES	28,666	7.9	21,378	13.1
S&T	155	—	92	—
Total	$99,516	17.9	$199,125	43.9

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

(Thousands)	March 31, 2025	September 30, 2024
Balance Sheets
Utility plant, at cost	$133,330	$133,158
Construction work in progress	$50,580	$26,659
Nonutility plant and equipment, at cost	$344	$344
Accumulated depreciation and amortization, utility plant	$(19,170)	$(13,632)
Accumulated depreciation and amortization, nonutility plant and equipment	$(53)	$(48)
Software costs	$10,664	$10,522

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Statements of Operations	2025	2024	2025	2024
Operation and maintenance	$1,151	$2,674	$3,887	$5,927
Depreciation and amortization	$3,128	$1,265	$5,543	$2,254

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

Accumulated Other Comprehensive (Loss) Income

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of related tax effects during the three months ended March 31, 2025 and 2024:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance as of December 31, 2024	$(5,952)	$(501)		$(6,453)
Other comprehensive income (loss), net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(80), $58, $(22), respectively	263	(196)	(1)	67
Balance as of March 31, 2025	$(5,689)	$(697)		$(6,386)

Balance as of December 31, 2023	$(7,005)	$(2,559)		$(9,564)
Other comprehensive income, net of tax
Other comprehensive income, before reclassifications, net of tax of $0, $(3,020) and $(3,020), respectively	—	9,992		9,992
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(80), $112 and $32, respectively	262	(368)	(1)	(106)
Net current-period other comprehensive income, net of tax of $(80), $(2,908) and $(2,988), respectively	262	9,624		9,886
Balance as of March 31, 2024	$(6,743)	$7,065		$322
(1)Included in the computation of net periodic pension cost, a component of O&M on the Unaudited Condensed Consolidated Statements of Operations.

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of related tax effects during the six months ended March 31, 2025 and 2024:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance as of September 30, 2024	$(6,215)	$(306)		$(6,521)
Other comprehensive income (loss), net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(159), $116 and $(43), respectively	526	(391)	(1)	135
Balance as of March 31, 2025	$(5,689)	$(697)		$(6,386)

Balance as of September 30, 2023	$(7,269)	$(2,690)		$(9,959)
Other comprehensive income, net of tax
Other comprehensive income, before reclassifications, net of tax of $0, $(3,020) and $(3,020), respectively	—	9,992		9,992
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(159), $72 and $(87), respectively	526	(237)	(1)	289
Net current-period other comprehensive income, net of tax of $(159), $(2,948) and $(3,107), respectively	526	9,755		10,281
Balance as of March 31, 2024	$(6,743)	$7,065		$322
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
CEV provided access to residential rooftop and ground-mount solar equipment to customers who then paid the Company a monthly fee. The performance obligation was to provide electricity to the customer based on generation from the underlying residential solar asset and was satisfied upon transfer of electricity generated.

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

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the three months ended March 31, 2025 and 2024, are as follows:

(Thousands)	NJNG	CEV		ES	S&T	HSO	Total
2025
Natural gas utility sales (1)	$509,451	—		—	—	—	$509,451
Natural gas services	—	—		11,890	25,307	—	37,197
Service contracts	—	—		—	—	9,270	9,270
Installations and maintenance	—	—		—	—	5,848	5,848
Renewable energy certificates	—	2,866		—	—	—	2,866
Electricity sales	—	4,967		—	—	—	4,967
Eliminations (2)	(306)	—		—	1	(95)	(400)
Revenues from contracts with customers	509,145	7,833		11,890	25,308	15,023	569,199
Alternative revenue programs (3)	(20,145)	—		—	—	—	(20,145)
Derivative instruments	129,339	134	(4)	234,500	—	—	363,973
Revenues out of scope	109,194	134		234,500	—	—	343,828
Total operating revenues	$618,339	7,967		246,390	25,308	15,023	$913,027
2024
Natural gas utility sales (1)	$371,019	—		—	—	—	$371,019
Natural gas services	—	—		16,145	23,042	—	39,187
Service contracts	—	—		—	—	9,071	9,071
Installations and maintenance	—	—		—	—	5,834	5,834
Renewable energy certificates	—	2,672		—	—	—	2,672
Electricity sales	—	6,553		—	—	—	6,553
Eliminations (2)	(338)	—		—	(673)	(153)	(1,164)
Revenues from contracts with customers	370,681	9,225		16,145	22,369	14,752	433,172
Alternative revenue programs (3)	7,382	—		—	—	—	7,382
Derivative instruments	84,800	100	(4)	128,717	—	—	213,617
Eliminations (2)	—	—		3,742	—	—	3,742
Revenues out of scope	92,182	100		132,459	—	—	224,741
Total operating revenues	$462,863	9,325		148,604	22,369	14,752	$657,913
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the six months ended March 31, 2025 and 2024, are as follows:

(Thousands)	NJNG	CEV		ES	S&T	HSO	Total
2025
Natural gas utility sales (1)	$805,853	—		—	—	—	$805,853
Natural gas services	—	—		23,837	51,935	—	75,772
Service contracts	—	—		—	—	18,502	18,502
Installations and maintenance	—	—		—	—	12,410	12,410
Renewable energy certificates	—	5,762		—	—	—	5,762
Electricity sales	—	10,793		—	—	—	10,793
Eliminations (2)	(643)	—		—	(41)	(256)	(940)
Revenues from contracts with customers	805,210	16,555		23,837	51,894	30,656	928,152
Alternative revenue programs (3)	(25,536)	—		—	—	—	(25,536)
Derivative instruments	172,093	17,818	(4)	308,861	—	—	498,772
Revenues out of scope	146,557	17,818		308,861	—	—	473,236
Total operating revenues	$951,767	34,373		332,698	51,894	30,656	$1,401,388
2024
Natural gas utility sales (1)	$628,894	—		—	—	—	$628,894
Natural gas services	—	—		32,413	46,904	—	79,317
Service contracts	—	—		—	—	18,011	18,011
Installations and maintenance	—	—		—	—	11,728	11,728
Renewable energy certificates	—	5,322		—	—	—	5,322
Electricity sales	—	13,267		—	—	—	13,267
Eliminations (2)	(675)	—		—	(1,348)	(153)	(2,176)
Revenues from contracts with customers	628,219	18,589		32,413	45,556	29,586	754,363
Alternative revenue programs (3)	4,845	—		—	—	—	4,845
Derivative instruments	122,892	26,031	(4)	212,117	—	—	361,040
Eliminations (2)	—	—		4,875	—	—	4,875
Revenues out of scope	127,737	26,031		216,992	—	—	370,760
Total operating revenues	$755,956	44,620		249,405	45,556	29,586	$1,125,123
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the three months ended March 31, 2025 and 2024, are as follows:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
2025
Residential	$392,100	—	—	—	14,980	$407,080
Commercial and industrial	73,496	7,833	11,890	25,308	43	118,570
Firm transportation	42,408	—	—	—	—	42,408
Interruptible, off-tariff and other	1,141	—	—	—	—	1,141
Revenues out of scope	109,194	134	234,500	—	—	343,828
Total operating revenues	$618,339	7,967	246,390	25,308	15,023	$913,027
2024
Residential	$287,824	3,229	—	—	14,684	$305,737
Commercial and industrial	50,362	5,996	16,145	22,369	68	94,940
Firm transportation	30,680	—	—	—	—	30,680
Interruptible, off-tariff and other	1,815	—	—	—	—	1,815
Revenues out of scope	92,182	100	132,459	—	—	224,741
Total operating revenues	$462,863	9,325	148,604	22,369	14,752	$657,913

Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the six months ended March 31, 2025 and 2024, are as follows:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
2025
Residential	$615,919	2,110	—	—	30,524	$648,553
Commercial and industrial	115,301	14,445	23,837	51,894	132	205,609
Firm transportation	69,733	—	—	—	—	69,733
Interruptible, off-tariff and other	4,257	—	—	—	—	4,257
Revenues out of scope	146,557	17,818	308,861	—	—	473,236
Total operating revenues	$951,767	34,373	332,698	51,894	30,656	$1,401,388
2024
Residential	$483,447	6,615	—	—	29,487	$519,549
Commercial and industrial	86,121	11,974	32,413	45,556	99	176,163
Firm transportation	55,115	—	—	—	—	55,115
Interruptible, off-tariff and other	3,536	—	—	—	—	3,536
Revenues out of scope	127,737	26,031	216,992	—	—	370,760
Total operating revenues	$755,956	44,620	249,405	45,556	29,586	$1,125,123

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the six months ended March 31, 2025 and 2024, are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of September 30, 2024	$105,531	$20,094	$38,595
Increase (decrease)	157,720	53,531	(15,746)
Balance as of March 31, 2025	$263,251	$73,625	$22,849
Balance as of September 30, 2023	$97,540	$19,100	$44,910
Increase (decrease)	87,529	55,356	(20,032)
Balance as of March 31, 2024	$185,069	$74,456	$24,878

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and September 30, 2024:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
March 31, 2025
Customer accounts receivable
Billed	$212,238	9,124	31,875	8,231	1,783	$263,251
Unbilled	69,556	4,069	—	—	—	73,625
Customers' credit balances and deposits	(22,821)	—	—	(28)	—	(22,849)
Total	$258,973	13,193	31,875	8,203	1,783	$314,027
September 30, 2024
Customer accounts receivable
Billed	$51,613	8,441	34,002	8,598	2,877	$105,531
Unbilled	11,839	8,255	—	—	—	20,094
Customers' credit balances and deposits	(38,572)	—	—	(23)	—	(38,595)
Total	$24,880	16,696	34,002	8,575	2,877	$87,030

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for NJNG are comprised of the following:

(Thousands)	March 31, 2025	September 30, 2024
Regulatory assets-current
New Jersey Clean Energy Program	$7,649	$18,491
Conservation Incentive Program	25,907	51,442
Derivatives at fair value, net	—	1,363
Other current regulatory assets	1,283	1,774
Total current regulatory assets	$34,839	$73,070
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$67,850	$77,475
Liability for future expenditures	160,058	161,650
Deferred income taxes	43,595	42,595
SAVEGREEN	115,135	107,796
Postemployment and other benefit costs	25,618	23,772
Cost of removal	132,405	130,885
Other noncurrent regulatory assets	52,930	59,924
Total noncurrent regulatory assets	$597,591	$604,097
Regulatory liability-current
Overrecovered natural gas costs	$16,612	$32,457
Derivatives at fair value, net	35,700	—
Total current regulatory liabilities	$52,312	$32,457
Regulatory liabilities-noncurrent
Tax Act impact	$172,819	$175,328
Derivatives at fair value, net	—	404
Other noncurrent regulatory liabilities	427	115
Total noncurrent regulatory liabilities	$173,246	$175,847

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for Adelphia are comprised of the following:

(Thousands)	March 31, 2025	September 30, 2024
Total noncurrent regulatory assets	$5,031	$5,095
Total current regulatory liabilities	$896	$524

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

•On December 18, 2024, the BPU approved NJNG's annual SAVEGREEN filing for the recovery of costs, which will increase annual recoveries by approximately $3.1M, effective January 1, 2025.

•On April 23, 2025, the BPU approved NJNG's annual SBC filing of RAC expenditures through June 30, 2024, which included an increase to the RAC annual recoveries of approximately $2.4M and an increase to the NJCEP annual recoveries of approximately $1.6M, effective May 1, 2025.

5. DERIVATIVE INSTRUMENTS

The Company is subject primarily to commodity price risk due to fluctuations in the market price of natural gas, SRECs and electricity. To manage this risk, the Company enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments. In addition, the Company is exposed to interest rate risk and may utilize derivatives to reduce exposure to fluctuations in interest rates. These contracts are accounted for as derivatives, unless the Company elects NPNS, which is done on a contract-by-contract election. Accordingly, financial and certain of the Company's physical contracts are recorded at fair value on the Unaudited Condensed Consolidated Balance Sheets. For a more detailed discussion of the Company’s fair value measurement policies and level disclosures associated with the Company’s derivative instruments, see Note 6. Fair Value.

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

Fair Value of Derivatives

The following table presents the fair value of the Company's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Derivatives at Fair Value
		March 31, 2025		September 30, 2024
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
NJNG:
Physical commodity contracts	Derivatives - current	$88	$41	$21	$579
Financial commodity contracts	Derivatives - current	61	—	—	2
ES:
Physical commodity contracts	Derivatives - current	2,081	7,585	1,660	4,346
	Derivatives - noncurrent	27,839	2,858	727	10,758
Financial commodity contracts	Derivatives - current	3,790	12,359	5,132	1,344
	Derivatives - noncurrent	1,012	653	79	732
Total fair value of derivatives		$34,871	$23,496	$7,619	$17,761

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

	Asset Derivatives				Liability Derivatives
(Thousands)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)
As of March 31, 2025
ES Contracts
Physical commodity	$29,920	(6,699)	—	$23,221	$10,443	(6,699)	—	$3,744
Financial commodity	4,802	(4,802)	—	—	13,012	(4,802)	(8,210)	—
Total ES	$34,722	(11,501)	—	$23,221	$23,455	(11,501)	(8,210)	$3,744
NJNG Contracts
Physical commodity	$88	(12)	—	$76	$41	(12)	—	$29
Financial commodity	61	—	(61)	—	—	—	—	—
Total NJNG	$149	(12)	(61)	$76	$41	(12)	—	$29
As of September 30, 2024
ES Contracts
Physical commodity	$2,387	(535)	—	$1,852	$15,104	(535)	(5,551)	$9,018
Financial commodity	5,211	(2,076)	(1,170)	1,965	2,076	(2,076)	—	—
Total ES	$7,598	(2,611)	(1,170)	$3,817	$17,180	(2,611)	(5,551)	$9,018
NJNG Contracts
Physical commodity	$21	(13)	—	$8	$579	(13)	—	$566
Financial commodity	—	—	—	—	2	—	(2)	—
Total NJNG	$21	(13)	—	$8	$581	(13)	(2)	$566
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

The following table presents the effect of derivative instruments recognized on the Unaudited Condensed Consolidated Statements of Operations for the periods set forth below:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Six Months Ended
		March 31,		March 31,
Derivatives not designated as hedging instruments:		2025	2024	2025	2024
ES:
Physical commodity contracts	Operating revenues	$36,080	$(3,651)	$33,448	$10,379
Physical commodity contracts	Natural gas purchases	725	(1,424)	(1,027)	(2,010)
Financial commodity contracts	Natural gas purchases	(4,350)	(2,459)	(2,812)	15,623
Physical commodity contracts	Operation and maintenance	(2,179)	—	(1,126)	—
Total unrealized and realized gain (loss)		$30,276	$(7,534)	$28,483	$23,992

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2025	2024	2025	2024
NJNG:
Physical commodity contracts	$(5,188)	$(3,920)	$(18,574)	$(4,990)
Financial commodity contracts	30,038	(3,142)	35,977	1,190
Total unrealized and realized gain (loss)	$24,850	$(7,062)	$17,403	$(3,800)

NJNG and ES had the following outstanding long (short) derivatives as of:

	Natural Gas Distribution		Energy Services
Volumes (Bcf)	Futures	Physical Commodity	Futures	Physical Commodity
March 31, 2025	22.9	10.2	2.4	(0.8)
September 30, 2024	31.9	10.9	(7.7)	2.8

Not included in the above table are 1.1M and 1.2M SRECs that were open as of March 31, 2025 and September 30, 2024, respectively.

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

The balances by reporting segment are as follows:

(Thousands)	Balance Sheet Location	March 31, 2025	September 30, 2024
NJNG	Restricted broker margin accounts-current assets	$7,803	$4,975
ES	Restricted broker margin accounts-current assets	$12,087	$8,268
	Restricted broker margin accounts-current liabilities	$—	$1,146

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of March 31, 2025. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$122,773
Noninvestment grade	21,735
Internally rated investment grade	15,618
Internally rated noninvestment grade	21,156
Total	$181,282

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. Derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required were immaterial as of March 31, 2025 and September 30, 2024. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities, excluding natural gas meter sale leasebacks, debt issuance costs and solar asset sale leasebacks, is as follows:

(Thousands)	March 31, 2025	September 30, 2024
Carrying value (1) (2)	$2,767,845	$2,767,845
Fair market value	$2,423,763	$2,525,804
(1)Excludes NJNG's debt issuance costs of approximately $10.6M and $10.9M as of March 31, 2025 and September 30, 2024, respectively.
(2)Excludes NJR's debt issuance costs of approximately $3.3M and $3.0M as of March 31, 2025 and September 30, 2024, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company enters into sale leaseback transactions for certain commercial solar assets and natural gas meters. These transactions are recorded within long-term debt on the Unaudited Condensed Consolidated Balance Sheets. The carrying value of solar sale leasebacks was approximately $289.7M and $283.0M and the estimated fair value was approximately $292.4M and $290.4M as of March 31, 2025 and September 30, 2024, respectively. The carrying value of the natural gas meter sale leasebacks was approximately $37.4M and $31.6M and the estimated fair value of certain natural gas meter sale leasebacks amounted to approximately $35.2M and $26.7M as of March 31, 2025 and September 30, 2024, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific debt instrument and the Company's credit rating. As of March 31, 2025 and September 30, 2024, the Company discloses its debt within Level 2 of the fair value hierarchy.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2025
Assets:
Physical commodity contracts	$—	$30,008	$—	$30,008
Financial commodity contracts	4,863	—	—	4,863
Money market funds	5	—	—	5
Other	2,311	—	—	2,311
Total assets at fair value	$7,179	$30,008	$—	$37,187
Liabilities:
Physical commodity contracts	$—	$10,484	$—	$10,484
Financial commodity contracts	13,012	—	—	13,012
Total liabilities at fair value	$13,012	$10,484	$—	$23,496
As of September 30, 2024
Assets:
Physical commodity contracts	$—	$2,408	$—	$2,408
Financial commodity contracts	5,211	—	—	5,211
Money market funds	62	—	—	62
Other	2,671	—	—	2,671
Total assets at fair value	$7,944	$2,408	$—	$10,352
Liabilities:
Physical commodity contracts	$—	$15,683	$—	$15,683
Financial commodity contracts	2,078	—	—	2,078
Total liabilities at fair value	$2,078	$15,683	$—	$17,761

7. INVESTMENTS IN EQUITY INVESTEES

The Company holds a 50% equity method investment in Steckman Ridge, a jointly owned and controlled natural gas storage facility located in Bedford County, Pennsylvania. The Company's investment in Steckman Ridge was approximately $101.4M and $101.7M as of March 31, 2025 and September 30, 2024, respectively, which include loans with a total outstanding principal balance of approximately $70.4M for both periods. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2027.

NJNG and ES have entered into storage and park and loan agreements with Steckman Ridge. See Note 15. Related Party Transactions for more information on these intercompany transactions.

8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share amounts)	2025	2024	2025	2024
Net income, as reported	$204,287	$120,812	$335,606	$210,223
Basic earnings per share
Weighted average shares of common stock outstanding-basic	100,291	98,377	100,073	98,123
Basic earnings per common share	$2.04	$1.23	$3.35	$2.14
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	100,291	98,377	100,073	98,123
Incremental shares (1)	642	725	632	716
Weighted average shares of common stock outstanding-diluted	100,933	99,102	100,705	98,839
Diluted (loss) earnings per common share	$2.02	$1.22	$3.33	$2.13
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

Credit Facilities and Short-term Debt

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

			At end of period
(Thousands)	As of date	Total borrowing capacity	Loans outstanding	Weighted average interest rate	Remaining borrowing capacity		Expiration dates
NJR bank revolving credit facility (1)
March 31, 2025		$575,000	$162,450	5.56%	$391,146	(2)	August 2029
September 30, 2024		$575,000	$236,700	6.23%	$325,951	(2)	August 2029
NJNG bank revolving credit facility (3)
March 31, 2025		$250,000	$—	—%	$249,269	(4)	August 2029
September 30, 2024		$250,000	$55,100	4.98%	$194,169	(4)	August 2029
(1)Committed credit facility, which requires commitment fees of 0.10% on the unused amount.
(2)Letters of credit outstanding total approximately $21.4M and $12.3M as of March 31, 2025 and September 30, 2024, respectively, which reduces the amount available by the same amount.
(3)Committed credit facility, which requires commitment fees of 0.075% on the unused amount.
(4)Letters of credit outstanding total approximately $0.7M as of both March 31, 2025 and September 30, 2024, which reduces the amount available by the same amount.

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

NJNG

NJNG received approximately $11.7M and $8.8M during the six months ended March 31, 2025 and 2024, respectively, in connection with the sale leaseback of its natural gas meters. NJNG records the sale leaseback as a financing obligation for accounting purposes that is paid over the term of the arrangement and has the option to purchase the meters back at fair value upon expiration of the lease.

Clean Energy Ventures

CEV received proceeds of approximately $25.7M and $24.4M during the six months ended March 31, 2025 and 2024, respectively, in connection with the sale leaseback of commercial solar assets. CEV records the sale leaseback as a financing obligation for accounting purposes and continues to operate the solar assets, including related expenses, retains the revenue generated from RECs and energy sales, and has the option to repurchase the assets sold or renew the lease at the end of the lease term.

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

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	March 31,		March 31,		March 31,		March 31,
(Thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$1,380	$1,244	$2,761	$2,488	$273	$255	$546	$897
Interest cost	3,859	4,060	7,717	8,120	2,097	1,808	4,194	4,710
Expected return on plan assets	(5,925)	(5,086)	(11,850)	(10,173)	(2,347)	(2,020)	(4,693)	(3,878)
Recognized actuarial loss	300	30	601	59	1,793	1,255	3,586	1,751
Prior service cost (credit) amortization	—	15	—	31	(3,270)	(3,337)	(6,540)	(3,337)
Net periodic benefit (credit) cost	$(386)	$263	$(771)	$525	$(1,454)	$(2,039)	$(2,907)	$143

The Company does not expect to make additional contributions to fund the pension plans during fiscal 2025 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the six months ended March 31, 2025 and 2024.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Effective Tax Rate

The estimated annual effective tax rates were 23.2% and 21.7%, for the six months ended March 31, 2025 and 2024, respectively.

To the extent there are discrete tax items that are not included in the estimated annual effective tax rate, the actual reported effective tax rate may differ from the estimated annual effective tax rate. Discrete tax items primarily relate to the income tax effects associated with the sale of the Company’s residential solar energy projects and host customer contracts for the six months ended March 31, 2025 and the vesting of share based awards for the six months ended March 31, 2024. NJR’s effective tax rate was 22.8% and 21.3% during the six months ended March 31, 2025 and 2024, respectively.

Other Tax Items

As of March 31, 2025 and September 30, 2024, the Company has tax credit carryforwards of approximately $191.8M and $191.6M, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2036.

As of March 31, 2025 and September 30, 2024, the Company has state income tax net operating losses of approximately $468.3M and $634.7M, respectively. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred; these state carry-forward periods and range from seven to 20 years, with the majority expiring after 2037. The Company expects to utilize this entire carryforward prior to expiration, except for state income tax attributes for which the Company had a valuation allowance of approximately $0.5M and $0.6M as of March 31, 2025 and September 30, 2024, respectively, for which the Company could not conclude were realizable on a more-likely-than-not basis.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Generally, the Company’s solar land lease terms are between 20 and 50 years and may include multiple options to extend the terms for an additional five to 20 years. The Company’s office leases vary in duration, ranging from two to 11 years and may or may not include extension or early purchase options. The Company’s meter lease terms are between seven and 10 years with purchase options available prior to the end of the term. Equipment leases, including general office equipment, also vary in duration, with an average term of ten years. The Company's storage and capacity leases have assumed terms of 50 years to coincide with the expected useful lives of the cavern assets with which the leases are associated. The Company's lease terms may include options to extend, purchase the leased asset or terminate a lease and they are included in the lease liability calculation when it is reasonably certain that those options will be exercised. The Company has elected an accounting policy that exempts leases with an original term of one year or less from the recognition requirements of ASC 842, Leases.

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

The following table presents the Company's lease costs included in the Unaudited Condensed Consolidated Statements of Operations:

		Three Months Ended		Six Months Ended
		March 31,		March 31,
(Thousands)	Income Statement Location	2025	2024	2025	2024
Operating lease cost (1)	Operation and maintenance	$2,811	$2,524	$5,520	$5,064
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	382	552	922	1,080
Interest on lease liabilities	Interest expense, net of capitalized interest	157	236	345	488
Total finance lease cost		539	788	1,267	1,568
Variable lease cost	Operation and maintenance	154	246	384	446
Total lease cost		$3,504	$3,558	$7,171	$7,078
(1)Net of capitalized costs.

The following table presents supplemental cash flow information related to leases:

	Six Months Ended
	March 31,
(Thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$4,085	$4,199
Operating cash flows for finance leases	$345	$488
Financing cash flows for finance leases	$4,934	$3,875

Assets obtained or modified through operating lease liabilities totaled approximately $5.5M and $2.6M during the three months ended March 31, 2025 and 2024, respectively, and totaled approximately $5.5M and $4.1M during the six months ended March 31, 2025 and 2024, respectively. There were no assets obtained or modified through finance leases during the three and six months ended March 31, 2025 and 2024.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the balance and classifications of the Company's right of use assets and lease liabilities included in the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	March 31, 2025	September 30, 2024
Assets
Noncurrent
Operating lease assets	Operating lease assets	$187,478	$184,485
Finance lease assets	Utility plant	25,166	26,088
Total lease assets		$212,644	$210,573
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$5,526	$4,945
Finance lease liabilities	Current maturities of long-term debt	6,668	7,534
Noncurrent
Operating lease liabilities	Operating lease liabilities	163,364	159,303
Finance lease liabilities	Long-term debt	11,905	16,026
Total lease liabilities		$187,463	$187,808

For operating lease assets and liabilities, the weighted average remaining lease term was 28.4 years and 28.6 years and the weighted average discount rate used in the valuation over the remaining lease term was 3.8% as of both March 31, 2025 and September 30, 2024. For finance lease assets and liabilities, the weighted average remaining lease term was 2.8 years and 3.0 years as of March 31, 2025 and September 30, 2024, respectively, and the weighted average discount rate used in the valuation over the remaining lease term was 3.3% and 3.4% as of March 31, 2025 and September 30, 2024, respectively.

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through July 2039, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $129.4M at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of March 31, 2025, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2025	2026	2027	2028	2029	Thereafter
ES:
Natural gas purchases	$21,687	$40,749	$2,876	$—	$—	$—
Storage demand fees	8,047	13,755	7,887	5,114	3,107	4,660
Pipeline demand fees	27,459	41,746	29,651	21,493	11,005	47,686
Sub-total ES	$57,193	$96,250	$40,414	$26,607	$14,112	$52,346
NJNG:
Natural gas purchases	$32,479	$1,954	$—	$—	$—	$—
Storage demand fees	21,477	43,331	35,489	16,282	5,979	2,456
Pipeline demand fees	107,932	224,422	161,767	136,196	129,022	956,205
Sub-total NJNG	$161,888	$269,707	$197,256	$152,478	$135,001	$958,661
Total	$219,081	$365,957	$237,670	$179,085	$149,113	$1,011,007

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Certain pipeline demand fees totaling approximately $4.0M per year, for which ES is the responsible party, are being paid for by the counterparty to a capacity release transaction beginning in November 2021, for a period of 10 years.

Guarantees

As of March 31, 2025, there were NJR guarantees covering approximately $142.2M of ES’s natural gas purchases and demand fee commitments not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $130.9M to $194.6M. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of March 31, 2025, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $160.1M on the Unaudited Condensed Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. As of March 31, 2025, approximately $67.9M of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

Information related to the Company's various reporting segments and other business operations during the three months ended March 31, 2025 and 2024, are as follows:

	Segments
(Thousands)	NJNG	CEV	ES		S&T	Subtotal	HSO	Elims	Total
2025
Operating revenues
External customers	$618,339	7,967	246,390	(1)	25,308	$898,004	15,023	—	$913,027
Intercompany	$306	—	—		(1)	$305	95	(400)	$—
Depreciation and amortization	$35,713	5,504	62	(2)	6,538	$47,817	150	—	$47,967
Interest income (3)	$610	250	39		2,196	$3,095	301	(1,237)	$2,159
Interest expense, net of capitalized interest	$17,259	5,937	3,262		5,817	$32,275	252	—	$32,527
Income tax (benefit) provision	$43,230	(1,079)	19,111		734	$61,996	354	(757)	$61,593
Equity in earnings of affiliates	$—	—	—		1,161	$1,161	—	291	$1,452
Net financial (loss) earnings	$144,531	(3,958)	35,301		2,343	$178,217	(678)	757	$178,296
Capital expenditures	$93,332	35,226	—		5,861	$134,419	284	—	$134,703
2024
Operating revenues
External customers	$462,863	9,325	148,604	(1)	22,369	$643,161	14,752	—	$657,913
Intercompany	$338	—	(3,742)		673	$(2,731)	153	2,578	$—
Depreciation and amortization	$27,464	6,931	56	(2)	6,218	$40,669	271	(865)	$40,075
Interest income (3)	$517	—	143		2,518	$3,178	332	(1,474)	$2,036
Interest expense, net of capitalized interest	$14,850	7,182	3,513		5,868	$31,413	208	—	$31,621
Income tax provision (benefit)	$24,476	(1,594)	5,289		619	$28,790	520	4,637	$33,947
Equity in earnings of affiliates	$—	—	—		85	$85	—	653	$738
Net financial earnings (loss)	$107,095	(5,616)	37,644		1,981	$141,104	384	(2,912)	$138,576
Capital expenditures	$97,710	11,317	—		13,523	$122,550	130	—	$122,680
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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information related to the Company's various reporting segments and other business operations during the six months ended March 31, 2025 and 2024, are as follows:

	Segments
(Thousands)	NJNG	CEV	ES		S&T	Subtotal	HSO	Elims	Total
2025
Operating revenues
External customers	$951,767	34,373	332,698		51,894	$1,370,732	30,656	—	$1,401,388
Intercompany	$643	—	—		41	$684	256	(940)	$—
Depreciation and amortization	$67,797	11,929	109		13,034	$92,869	427	—	$93,296
Interest income (2)	$1,247	250	73		4,652	$6,222	574	(2,582)	$4,214
Interest expense, net of capitalized interest	$34,713	12,311	7,147		11,786	$65,957	461	—	$66,418
Income tax provision	$61,491	13,062	21,880		2,223	$98,656	823	(502)	$98,977
Equity in earnings of affiliates	$—	—	—		2,122	$2,122	—	730	$2,852
Net financial earnings (loss)	$211,439	44,172	43,134		8,007	$306,752	(63)	501	$307,190
Capital expenditures	$203,236	68,702	—		14,062	$286,000	573	—	$286,573
2024
Operating revenues
External customers	$755,956	44,620	249,405		45,556	$1,095,537	29,586	—	$1,125,123
Intercompany	$675	—	(4,875)		1,348	$(2,852)	153	2,699	$—
Depreciation and amortization	$54,381	13,853	113	(1)	12,380	$80,727	500	(865)	$80,362
Interest income (2)	$1,095	—	271		4,888	$6,254	688	(2,880)	$4,062
Interest expense, net of capitalized interest	$29,601	14,629	6,639		11,801	$62,670	424	—	$63,094
Income tax provision (benefit)	$35,132	1,537	12,800		1,651	$51,120	468	5,295	$56,883
Equity in earnings of affiliates	$—	—	—		1,078	$1,078	—	1,320	$2,398
Net financial earnings (loss)	$158,539	4,906	45,475		5,621	$214,541	(216)	(3,305)	$211,020
Capital expenditures	$177,425	37,083	—		21,308	$235,816	1,486	—	$237,302
(1)The amortization of acquired wholesale energy contracts is excluded above and is included in natural gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.
(2)Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.

The Company's assets for the various reporting segments and other business operations are detailed below:

	Segments						Intercompany
(Thousands)	NJNG	CEV	ES	S&T	Subtotal	HSO	Assets (1)	Total
March 31, 2025	$5,071,386	1,141,957	134,245	1,025,117	$7,372,705	171,867	(278,988)	$7,265,584
September 30, 2024	$4,789,835	1,157,573	108,710	1,025,457	$7,081,575	159,444	(259,374)	$6,981,645
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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's reporting segments and other business operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2025	2024	2025	2024
Net financial earnings	$178,296	$138,576	$307,190	$211,020
Less:
Unrealized (gain) loss on derivative instruments and related transactions	(27,206)	25,457	(20,838)	20,057
Tax effect	6,466	(6,049)	4,953	(4,767)
Effects of economic hedging related to natural gas inventory	(6,650)	(2,845)	(16,177)	(19,073)
Tax effect	1,580	676	3,844	4,533
NFE tax adjustment	(181)	525	(198)	47
Net income	$204,287	$120,812	$335,606	$210,223

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

15. RELATED PARTY TRANSACTIONS

In April 2020, NJNG entered into a five-year agreement for 3 Bcf of firm storage capacity with Steckman Ridge, which expired on March 31, 2025. In March 2025, NJNG entered into a new two-year agreement for 3 Bcf of firm storage capacity with Steckman Ridge, which expires on March 31, 2027. Under the terms of the new agreement, NJNG incurs demand fees, at market rates, of approximately $6.5M annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG’s BGSS mechanism and are included as a component of regulatory assets.

ES may periodically enter into storage or park and loan agreements with Steckman Ridge. As of March 31, 2025, ES has entered into transactions with Steckman Ridge for varying terms, all of which expire by March 31, 2027.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2025	2024	2025	2024
NJNG	$1,486	$1,585	$3,010	$3,240
ES	180	214	374	438
Total	$1,666	$1,799	$3,384	$3,678

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	March 31, 2025	September 30, 2024
NJNG	$775	$775
ES	100	100
Total	$875	$875

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

On January 3, 2025, Adelphia and ES entered into a transportation agreement for committed capacity of 10,000 Dekatherms per day, which expired on February 28, 2025, and was not renewed.

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

CEV currently has certain residential solar energy projects that are under contract and in various stages of development that will transfer to the buyer once the assets become operational. The value of these unsold projects is considered immaterial to the Company’s consolidated financial statements. The transfer of these projects commenced in January 2025 and is expected to continue throughout fiscal 2025. As of March 31, 2025, CEV received approximately $1.5M related to the transfer of these assets.

During the three and six months ended March 31, 2025, the Company recognized a pre-tax gain on sale of assets of approximately $0.7M and $55.5M, respectively, on the Unaudited Condensed Consolidated Statements of Operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Net income by reporting segment and other business operations, which are discussed in more detail within the operating results sections of each reporting segment and other business operations, are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2025		2024		2025		2024
Net income (loss)
NJNG	$144,531	71%	$107,095	89%	$211,439	63%	$158,539	75%
CEV	(3,958)	(2)	(5,616)	(5)	44,172	13	4,906	2
ES	61,292	30	17,028	14	71,550	21	40,961	20
S&T	2,343	1	1,981	2	8,007	3	5,621	3
HSO	(678)	—	384	—	(63)	—	(216)	—
Eliminations (1)	757	—	(60)	—	501	—	412	—
Total	$204,287	100%	$120,812	100%	$335,606	100%	$210,223	100%
(1)    Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated net income increased approximately $83.5M during the three months ended March 31, 2025, compared with the three months ended March 31, 2024, due primarily to the following factors:
•$44.3M increase at ES due primarily to higher operating revenues, partially offset by higher gas purchases related to increased natural gas prices; and
•$37.4M increase in earnings at NJNG due primarily to increased base rates, effective November 21, 2024.

Consolidated net income increased approximately $125.4M during the six months ended March 31, 2025, compared with the six months ended March 31, 2024, due primarily to the following factors:
•$52.9M increase in earnings at NJNG due primarily to increased base rates;
•$39.3M increase at CEV due primarily to the gain on the sale of the residential solar asset portfolio; and
•$30.6M increase at ES due primarily to higher operating revenues, partially offset by higher gas purchases related to increased natural gas prices.

The primary drivers of the changes noted above are described in more detail in the individual reporting segment and other business operations discussions.

Assets by reporting segment and operations are as follows:

(Thousands)	March 31, 2025		September 30, 2024
Assets
NJNG	$5,071,386	70%	$4,789,835	69%
CEV	1,141,957	16	1,157,573	17
ES	134,245	2	108,710	1
S&T	1,025,117	14	1,025,457	15
HSO	171,867	2	159,444	2
Intercompany assets (1)	(278,988)	(4)	(259,374)	(4)
Total	$7,265,584	100%	$6,981,645	100%
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated assets increased approximately $283.9M as of March 31, 2025, compared with September 30, 2024, due primarily to the following factors:
•$301.2M increase in cash and customer receivables at NJNG; and
•$134.8M increase in utility plant expenditures, net at NJNG; partially offset by
•$107.0M decrease in gas in storage at NJNG due primarily to seasonality usage; and
•$15.5M decrease in nonutility plant and equipment, net at CEV due primarily to the sale of the residential solar asset portfolio, partially offset by additional capital expenditures for commercial solar projects.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2025	2024	2025	2024
Net income	$204,287	$120,812	$335,606	$210,223
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(27,206)	25,457	(20,838)	20,057
Tax effect	6,466	(6,049)	4,953	(4,767)
Effects of economic hedging related to natural gas inventory (1)	(6,650)	(2,845)	(16,177)	(19,073)
Tax effect	1,580	676	3,844	4,533
NFE tax adjustment	(181)	525	(198)	47
Net financial earnings	$178,296	$138,576	$307,190	$211,020
Basic earnings per share	$2.04	$1.23	$3.35	$2.14
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(0.27)	0.25	(0.21)	0.20
Tax effect	0.06	(0.06)	0.05	(0.05)
Effects of economic hedging related to natural gas inventory (1)	(0.06)	(0.03)	(0.16)	(0.19)
Tax effect	0.01	0.01	0.04	0.05
NFE tax adjustment	—	0.01	—	—
Basic net financial earnings per share	$1.78	$1.41	$3.07	$2.15
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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NFE by reporting segment and other business operations, which are discussed in more detail within the operating results sections of each reporting segment and other business operations, is summarized as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2025		2024		2025		2024
Net financial earnings (loss)
NJNG	$144,531	81%	$107,095	77%	$211,439	69%	$158,539	75%
CEV	(3,958)	(2)	(5,616)	(4)	44,172	14	4,906	2
ES	35,301	20	37,644	27	43,134	14	45,475	22
S&T	2,343	1	1,981	2	8,007	3	5,621	3
HSO	(678)	—	384	—	(63)	—	(216)	—
Eliminations (1)	757	—	(2,912)	(2)	501	—	(3,305)	(2)
Total	$178,296	100%	$138,576	100%	$307,190	100%	$211,020	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated NFE increased approximately $39.7M during the three months ended March 31, 2025, compared with the three months ended March 31, 2024, due primarily to a $37.4M increase in earnings at NJNG due to the increase in base rates, as previously discussed.

Consolidated NFE increased approximately $96.2M during the six months ended March 31, 2025, compared with the six months ended March 31, 2024, due primarily to the following factors:
•$52.9M increase at NJNG, as previously discussed; and
•$39.3M increase at CEV related to the gain on sale of the residential solar asset portfolio, as previously discussed.

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

Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant expenditures associated with customer growth and its associated pipeline integrity management and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals, for the six months ended March 31, 2025, and estimates of expected investments for fiscal 2025 and 2026:

$ (Millions)
$0
$25
$50
$75
$100
$125
$150
$175
$200
$105.0
$105.0
$140.0
$210.0
$30.0
$—
$50.0
$10.0
$37.5
$52.5
$27.5
$50.0
$49.6
$87.0
$16.1
$26.7
$19.8
$2.8
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

In September 2024, the BPU approved NJNG's annual IIP filing, which requested a rate increase for capital expenditures of approximately $41.2M through June 30, 2024, which resulted in a revenue increase of approximately $4.7M, effective October 1, 2024.

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

NJNG's total customers include the following:

	March 31, 2025	March 31, 2024
Firm customers
Residential	532,699	525,391
Commercial, industrial & other	33,291	33,108
Residential transport	14,037	14,962
Commercial transport	8,023	8,030
Total firm customers	588,050	581,491
Other	114	109
Total customers	588,164	581,600

During the six months ended March 31, 2025, NJNG added 3,945 new customers. NJNG expects new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $4.4M of incremental Utility Gross Margin on an annualized basis.

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

On December 18, 2024, the BPU approved NJNG's annual SAVEGREEN filing for the recovery of costs, which will increase annual recoveries by approximately $3.1M, effective January 1, 2025.

On October 30, 2024, the BPU approved a settlement of the new SAVEGREEN program running from January 1, 2025 to June 30, 2027, and consisting of $205.0M of direct investment, $160.5M in financing options and $20.1M in O&M, which totals approximately $385.6M. Annual recoveries are expected to increase by approximately $12.3M, effective January 1, 2025.

The following table summarizes loans, grants, rebates and related investments as of:

(Thousands)	March 31, 2025	September 30, 2024
Loans	$237,200	$212,800
Grants, rebates and related investments	230,300	202,500
Total	$467,500	$415,300

Program recoveries from customers during the six months ended March 31, 2025 and 2024, were approximately $9.2M and $15.1M, respectively. The recovery includes a weighted average cost of capital that ranges from 6.9% to 7.08%, with a return on equity of 9.6%.

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

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2025	2024	2025	2024
Weather (1)	$3,512	$22,911	$12,262	$33,527
Usage	123	5,734	48	6,682
Total	$3,635	$28,645	$12,310	$40,209
(1)Compared with the 20-year average, weather was 0.4% and 3.4% warmer-than-normal during the three and six months ended March 31, 2025, respectively, and 12.4% and 10.8% warmer-than-normal during the three and six months ended March 31, 2024, respectively.

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

In September 2024, the BPU approved, on a provisional basis, NJNG’s May 2024 annual filing, which included a decrease of approximately $31.0M to the annual revenues credited to BGSS, an annual increase of approximately $40.3M related to its balancing charge and a decrease of approximately $0.8M to CIP rates, effective October 1, 2024. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers, and balancing charge revenues are credited to BGSS.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of Utility Gross Margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply and transportation and storage assets. Depending on the program, NJNG shares 80% or 85% of Utility Gross Margin generated by these programs with firm customers. Utility Gross Margin from incentive programs was approximately $7.4M and $7.9M during the three months ended March 31, 2025 and 2024, respectively, and approximately $10.6M and $13.3M during the six months ended March 31, 2025 and 2024, respectively.

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

Commodity Prices

NJNG is affected by the price of natural gas, which can have a significant impact on our cash flows and short-term financing costs, the price of natural gas charged to our customers through the BGSS clause, our ability to collect accounts receivable, which impacts our bad debt expense, and our ability to maintain a competitive advantage over other energy sources. Natural gas commodity prices are shown in the graph below, which illustrates the daily natural gas prices per MMBtu(1) in the Northeast market region, also known as TETCO M-3.
(1) Data sourced from Standard & Poor's Financial Services, LLC Global Platts.

The maximum price per MMBtu was $40.02 and $20.98 and the minimum price was $1.05 and $0.89 for the six months ended March 31, 2025 and 2024, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Operating Results and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Societal Benefits Charge

NJNG’s qualifying customers are eligible for the USF program, which is administered by the New Jersey Department of Community Affairs, to help make energy bills more affordable.

In March 2024, the BPU approved NJNG's annual SBC filing of RAC expenditures through June 30, 2023, which included an increase to the RAC annual recoveries of approximately $2.4M and an increase to the NJCEP annual recoveries of approximately $5.5M, effective April 1, 2024.

In June 2024, NJNG submitted its annual USF filing to the BPU requesting an increase to the statewide USF rate. In September 2024, the BPU approved the filing, which resulted in an increase to annual recoveries of approximately $6.8M, effective October 1, 2024.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
On April 23, 2025, the BPU approved NJNG's annual SBC filing of RAC expenditures through June 30, 2024, which included an increase to the RAC annual recoveries of approximately $2.4M and an increase to the NJCEP annual recoveries of approximately $1.6M, effective May 1, 2025.

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs periodically, and at least annually, and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of approximately $160.1M as of March 31, 2025, a decrease of approximately $1.6M compared with September 30, 2024. See Note 13. Commitments and Contingent Liabilities for more details.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 4. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2025	2024	2025	2024
Operating revenues (1)	$618,645	$463,201	$952,410	$756,631
Operating expenses
Natural gas purchases (2)(3)	275,298	206,675	405,303	325,119
Operation and maintenance	61,257	59,554	113,351	114,259
Regulatory rider expense (4)	48,501	29,229	70,977	48,418
Depreciation and amortization	35,713	27,464	67,797	54,381
Total operating expenses	420,769	322,922	657,428	542,177
Operating income	197,876	140,279	294,982	214,454
Other income, net	7,144	6,142	12,661	8,818
Interest expense, net of capitalized interest	17,259	14,850	34,713	29,601
Income tax provision	43,230	24,476	61,491	35,132
Net income	$144,531	$107,095	$211,439	$158,539
(1)Includes nonutility revenue of approximately $0.3M for both the three months ended March 31, 2025 and 2024, and $0.6M and $0.7M for the six months ended March 31, 2025 and 2024, respectively, for lease agreements with various NJR subsidiaries leasing office space from NJNG at the Company’s headquarters, which are eliminated in consolidation.
(2)Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.
(3)Includes related party transactions of approximately $2.3M and $4.7M for both the three and six months ended March 31, 2025 and 2024, respectively, a portion of which is eliminated in consolidation.
(4)Consists of expenses associated with state-mandated programs, the RAC and energy efficiency programs, which are calculated on a per-therm basis. These expenses are passed through to customers and are offset by corresponding revenues.

Operating Revenues and Natural Gas Purchases

Operating revenues increased 33.6% and natural gas purchases increased 33.2% during the three months ended March 31, 2025, compared with the three months ended March 31, 2024. Operating revenues increased 25.9% and natural gas purchases increased 24.7% during the six months ended March 31, 2025, compared with the six months ended March 31, 2024.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The factors contributing to the increases and decreases in operating revenues and natural gas purchases are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025 v. 2024		2025 v. 2024
(Thousands)	Operating revenues	Natural gas purchases	Operating revenues	Natural gas purchases
Base rate impact	60,092	—	$83,337	$—
BGSS incentives	$44,916	$45,440	49,715	52,373
Firm sales	52,049	18,821	60,482	20,101
Average BGSS rates	5,066	5,066	7,241	7,241
CIP adjustments	(25,010)	—	(27,899)	—
Riders and other (1)	18,331	(704)	22,903	469
Total increase	$155,444	$68,623	$195,779	$80,184
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

Utility Gross Margin

A reconciliation of gross margin, the closest GAAP financial measure to NJNG's Utility Gross Margin, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2025	2024	2025	2024
Operating revenues	$618,645	$463,201	$952,410	$756,631
Less:
Natural gas purchases	275,298	206,675	405,303	325,119
Operation and maintenance (1)	29,510	29,558	55,519	55,341
Regulatory rider expense	48,501	29,229	70,977	48,418
Depreciation and amortization	35,713	27,464	67,797	54,381
Gross margin	229,623	170,275	352,814	273,372
Add:
Operation and maintenance (1)	29,510	29,558	55,519	55,341
Depreciation and amortization	35,713	27,464	67,797	54,381
Utility Gross Margin	$294,846	$227,297	$476,130	$383,094
(1)Excludes SG&A of approximately $31.7M and $30.0M for the three months ended March 31, 2025 and 2024, respectively, and $57.8M and $58.9M for the six months ended March 31, 2025 and 2024, respectively.

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

The following provides more information on the components of Utility Gross Margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2025		2024		2025		2024
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility Gross Margin/Throughput
Residential	$215,668	24.0	$163,495	21.0	$345,686	38.1	$271,532	34.9
Commercial, industrial and other	37,108	4.5	28,676	3.9	60,977	7.1	49,507	6.5
Firm transportation	33,908	5.0	26,490	4.7	57,084	8.4	47,254	8.3
Total utility firm gross margin/throughput	286,684	33.5	218,661	29.6	463,747	53.6	368,293	49.7
BGSS incentive programs	7,362	22.1	7,886	37.1	10,609	36.5	13,267	64.3
Interruptible/off-tariff agreements	800	2.2	750	3.3	1,774	9.3	1,534	6.6
Total Utility Gross Margin/Throughput	$294,846	57.8	$227,297	70.0	$476,130	99.4	$383,094	120.6

Utility Firm Gross Margin

Utility firm gross margin increased approximately $68.0M and $95.5M during the three and six months ended March 31, 2025, compared with the three and six months ended March 31, 2024, respectively, due primarily to an increase in base rates, effective November 21, 2024.

BGSS Incentive Programs

The factors contributing to the change in Utility Gross Margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2025 v. 2024	2025 v. 2024
Storage	$(593)	$(1,857)
Off-system sales	134	(495)
Capacity release	(65)	(306)
Total decrease	$(524)	$(2,658)

BGSS incentive programs decreased during the three and six months ended March 31, 2025, compared with the three and six months ended March 31, 2024, due primarily to decreased margins from storage due to timing differences.

Net Income

Net income increased approximately $37.4M during the three months ended March 31, 2025, compared with the three months ended March 31, 2024, due primarily to the following factors:
•$67.5M increase in Utility Gross Margin, as previously discussed; partially offset by
•$8.2M increase in depreciation expense as a result of additional utility plant being placed into service; and
•$18.8M increase in income tax expense related to the higher operating income.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income increased approximately $52.9M during the six months ended March 31, 2025, compared with the six months ended March 31, 2024, due primarily to the following factors:
•$93.0M increase in Utility Gross Margin, as previously discussed; partially offset by
•$13.4M increase in depreciation expense, as previously discussed; and
•$26.4M increase in income tax expense related to higher operating income.

Clean Energy Ventures

Overview

CEV actively pursues opportunities in the renewable energy markets, which includes the development, construction and operation of net metered and grid-connected commercial solar projects. In addition, CEV enters into various long-term agreements, including PPAs, to supply energy from commercial solar projects.

Capital expenditures related to clean energy projects are subject to change due to a variety of factors that may affect our ability to commence operations at these projects on a timely basis or at all, including logistics associated with the start-up of commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, any delays related to electric grid interconnection, economic trends, changes in law, governmental policies, or incentives that support clean energy projects, including changes to U.S. trade policy and the impact tariffs and other costs and assessments may have on equipment used to construct, generate, and deliver clean energy, unforeseen events and the ability to access capital or allocation of capital to other investments or business opportunities. CEV is also subject to various risks, which may include our ability to identify and develop commercial solar asset investments, impacts to our supply chain and our ability to source materials for construction.

The primary contributors toward the value of qualifying clean energy projects are tax incentives, RECs and electricity sales. Changes in regulation related to the ITC and/or relevant state legislation and regulatory policies affecting the market for solar renewable energy credits could significantly affect future results.

CEV placed one commercial solar project in service totaling 2.2 MWs during the three months ended March 31, 2025, with related expenditures of approximately $8.3M. CEV placed three commercial solar projects in service totaling 12.7 MWs during the six months ended March 31, 2025, with related expenditures of approximately $28.7M. CEV placed one commercial solar project in service totaling 2.8 MWs during the six months ended March 31, 2024, with related expenditures of approximately $7.9M. These projects are subject to sale leaseback arrangements. CEV did not place any commercial solar projects in service during the three months ended March 31, 2024.

CEV has approximately 399 MW of commercial solar capacity in service. Projects that were placed in service through December 31, 2019, qualified for a 30% federal ITC. The credit declined to 26% for property under construction during 2020 through the end of 2022. In August 2022, the federal ITC was restored to 30% through the end of 2032. There are additional opportunities to increase the credit amount for certain facilities that are placed in service after December 31, 2022, based upon the type of project and location.

CEV may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to seven years. The Company will continue to operate the solar assets and is responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. ITCs and other tax attributes associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first five years of in-service life, CEV recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. CEV received proceeds of approximately $13.2M during the three months ended March 31, 2025, and approximately $25.7M and $24.4M during the six months ended March 31, 2025 and 2024, respectively, in connection with the sale leaseback of commercial solar assets. There were no proceeds received during the three months ended March 31, 2024.

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

REC activity during the six months ended, consisted of the following:

	Beginning inventory balance	RECs		Ending inventory balance	Average
		Generated	Delivered		Sale Price
March 31, 2025
SRECs	126,928	139,369	(86,502)	179,795	$206
TRECs (1)	11,237	34,688	(33,959)	11,966	$144
SREC IIs (1)	5,022	7,776	(8,531)	4,267	$90
March 31, 2024
SRECs	144,138	151,205	(123,153)	172,190	$211
TRECs (1)	10,120	32,552	(31,536)	11,136	$141
SREC IIs (1)	6,013	7,466	(3,571)	9,908	$89
(1)TREC and SREC II inventory balances are due primarily to the timing of generation and when RECs are delivered to the state administrator.

CEV hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory of SRECs related to CEV's in-service solar assets at March 31, 2025:

Energy Year (1)	Percent of SRECs Hedged
2025	91%
2026	95%
2027	70%
2028	65%
2029	32%
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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

CEV’s financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2025	2024	2025	2024
Operating revenues	$7,967	$9,325	$34,373	$44,620
Operating expenses
Operation and maintenance	10,704	10,073	21,270	20,123
Depreciation and amortization	5,504	6,931	11,929	13,853
Gain on sale of assets	(688)	—	(55,547)	—
Total operating expenses	15,520	17,004	(22,348)	33,976
Operating (loss) income	(7,553)	(7,679)	56,721	10,644
Other income, net	8,453	7,651	12,824	10,428
Interest expense, net	5,937	7,182	12,311	14,629
Income tax (benefit) provision	(1,079)	(1,594)	13,062	1,537
Net (loss) income	$(3,958)	$(5,616)	$44,172	$4,906

Net loss decreased approximately $1.7M during the three months ended March 31, 2025, compared with the three months ended March 31, 2024, due primarily to the following factors:
•$1.4M decrease in depreciation expense as a result of the sale of residential solar assets;
•$0.8M increase in other income, net due primarily to the recognition of ITCs associated with solar sale leaseback financing transactions; and
•$0.7M gain on the sale of the residential solar asset portfolio; partially offset by
•$1.4M decrease in operating revenues due to the sale of the residential solar assets, partially offset by higher electricity sales.

Net income increased approximately $39.3M during the six months ended March 31, 2025, compared with the six months ended March 31, 2024, due primarily to the following factors:
•$55.5M gain on the sale of the residential solar asset portfolio; partially offset by
•$10.2M decrease in operating revenues due to the timing of SREC sales and the sale of the residential solar assets; and
•$11.5M increase in income tax expense related to higher operating income.

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

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and ES may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500M, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced in November 2021. NJR received a total of approximately $260M in cash from fiscal 2022 through fiscal 2024 and will receive approximately $34M per year from fiscal 2025 through fiscal 2031 under the agreements. ES recognized approximately $4.9M and $9.5M during the three months ended March 31, 2025 and 2024, respectively, and approximately $9.9M and $19.0M during the six months ended March 31, 2025 and 2024, respectively, of operating revenue related to the AMAs on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling approximately $46.7M and $22.3M as of March 31, 2025 and September 30, 2024, respectively, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.
Operating Results

ES’s financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2025	2024	2025	2024
Operating revenues (1)	$246,390	$144,862	$332,698	$244,530
Operating expenses
Natural gas purchases (including demand charges (2)(3))	151,847	105,634	219,715	165,800
Operation and maintenance	11,208	13,639	13,073	18,747
Depreciation and amortization	62	56	109	113
Total operating expenses	163,117	119,329	232,897	184,660
Operating income	83,273	25,533	99,801	59,870
Other income, net	392	297	776	530
Interest expense, net	3,262	3,513	7,147	6,639
Income tax provision	19,111	5,289	21,880	12,800
Net income	$61,292	$17,028	$71,550	$40,961
(1)Includes related party transactions of approximately $(3.7)M and $(4.9)M during the three and six months ended March 31, 2024, respectively, which are eliminated in consolidation. There were no related party transactions during the three and six months ended March 31, 2025.
(2)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to 10 years.
(3)Includes related party transactions of approximately $0.3M during both the three months ended March 31, 2025 and 2024, and $0.6M during both the six months ended March 31, 2025 and 2024, a portion of which is eliminated in consolidation.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
ES's portfolio of financial derivative instruments is composed of:

	Six Months Ended
	March 31,
(in Bcf)	2025	2024
Net short futures and swaps contracts	2.4	3.8

During the six months ended March 31, 2025 and 2024, the net short position resulted in unrealized (losses) gains of approximately $(8.2)M and $6.8M, respectively.

Operating revenues increased approximately $101.5M and $88.2M during the three and six months ended March 31, 2025, compared with the three and six months ended March 31, 2024, respectively, due primarily to an 84% and 46% increase in natural gas prices, respectively, partially offset by a decrease in revenue related to the AMAs and an 8% and 7% decrease in volumes, respectively. Natural gas purchases increased approximately $46.2M and $53.9M during the three and six months ended March 31, 2025, compared with the three and six months ended March 31, 2024, respectively, due primarily to a 55% and 41% increase in natural gas purchase prices, respectively.

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

Net income increased approximately $44.3M during the three months ended March 31, 2025, compared with the three months ended March 31, 2024, due primarily to the following factors:
•$101.5M increase in operating revenues, as previously discussed; partially offset by
•$46.2M increase in natural gas purchases, as previously discussed; and
•$13.8M increase in income tax expense related to higher operating income.

Net income increased approximately $30.6M during the six months ended March 31, 2025, compared with the six months ended March 31, 2024, due primarily to the following factors:
•$88.2M increase in operating revenues, as previously discussed; partially offset by
•$53.9M increase in natural gas purchases, as previously discussed; and
•$9.1M increase in income tax expense related to higher operating income.

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

Financial Margin

A reconciliation of gross margin, the closest GAAP financial measure, to ES's Financial Margin is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2025	2024	2025	2024
Operating revenues (1)	$246,390	$144,862	$332,698	$244,530
Less:
Natural gas purchases	151,847	105,634	219,715	165,800
Operation and maintenance (2)	10,866	13,102	12,463	17,791
Depreciation and amortization	62	56	109	113
Gross margin	83,615	26,070	100,411	60,826
Add:
Operation and maintenance (2)	10,866	13,102	12,463	17,791
Depreciation and amortization	62	56	109	113
Unrealized (gain) loss on derivative instruments and related transactions	(27,206)	29,198	(20,838)	24,932
Effects of economic hedging related to natural gas inventory (3)	(6,650)	(2,845)	(16,177)	(19,073)
Financial Margin	$60,687	$65,581	$75,968	$84,589
(1)Includes unrealized gains related to intercompany transactions between NJNG and ES that have been eliminated in consolidation of approximately $3.7M and $4.9M during the three and six months ended March 31, 2024, respectively. There were no unrealized gains related to intercompany transactions between NJNG and ES during the three and six months ended March 31, 2025.
(2)Excludes SG&A of approximately $0.3M and $0.5M during the three months ended March 31, 2025 and 2024, respectively, and $0.6M and $1.0M during the six months ended March 31, 2025 and 2024, respectively.
(3)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

Financial Margin decreased approximately $4.9M and $8.6M during the three and six months ended March 31, 2025, compared with the three and six months ended March 31, 2024, respectively, due primarily to lower AMA related revenue.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Net Financial Earnings

A reconciliation of ES's net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2025	2024	2025	2024
Net income	$61,292	$17,028	$71,550	$40,961
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(27,206)	29,198	(20,838)	24,932
Tax effect (1)	6,466	(6,938)	4,953	(5,925)
Effects of economic hedging related to natural gas inventory	(6,650)	(2,845)	(16,177)	(19,073)
Tax effect	1,580	676	3,844	4,533
Net income to NFE tax adjustment	(181)	525	(198)	47
Net financial earnings	$35,301	$37,644	$43,134	$45,475
(1)Includes taxes related to intercompany transactions between NJNG and ES that have been eliminated in consolidation of approximately $0.9M and $1.2M during the three and six months ended March 31, 2024, respectively. There were no taxes related to intercompany transactions for the three and six months ended March 31, 2025.

NFE decreased approximately $2.3M during both the three and six months ended March 31, 2025, compared with the three and six months ended March 31, 2024, due primarily to lower AMA related revenue, as previously discussed.

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

S&T has a 50% ownership interest in Steckman Ridge, a storage facility located in western Pennsylvania that operates under market-based rates. As of March 31, 2025, our investment in Steckman Ridge was $101.4M.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

The financial results of S&T are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2025	2024	2025	2024
Operating revenues (1)	$25,307	$23,042	$51,935	$46,904
Operating expenses
Natural gas purchases	59	351	339	627
Operation and maintenance	12,910	10,563	22,993	20,663
Depreciation and amortization	6,538	6,218	13,034	12,380
Total operating expenses	19,507	17,132	36,366	33,670
Operating income	5,800	5,910	15,569	13,234
Other income, net	1,933	2,473	4,325	4,761
Interest expense, net	5,817	5,868	11,786	11,801
Income tax provision	734	619	2,223	1,651
Equity in earnings of affiliates	1,161	85	2,122	1,078
Net income	$2,343	$1,981	$8,007	$5,621
(1)Includes related party transactions of approximately $0.7M and $1.3M during the three and six months ended March 31, 2024, respectively, which are eliminated in consolidation. There were no related party transactions during the three and six months ended March 31, 2025.

Net income increased approximately $0.4M during the three months ended March 31, 2025, compared with the three months ended March 31, 2024, due primarily to the following factors:
•$2.3M increase in operating revenues due to higher hub services at Leaf River; partially offset by
•$2.3M increase in O&M due to higher legal and consulting expenses.

Net income increased approximately $2.4M during the six months ended March 31, 2025, compared with the six months ended March 31, 2024, due primarily to the following factors:
•$5.0M increase in operating revenues due to higher hub services at Leaf River; partially offset by
•$2.3M increase in O&M as previously discussed.

Home Services and Other

Overview

The financial results of HSO consist primarily of the operating results of NJRHS. NJRHS provides service, sales and installation of appliances to service contract customers and has been focused on growing its installation business and expanding its service contract customer base. HSO also includes organizational expenses incurred at NJR.

Operating Results

The condensed financial results of HSO are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2025	2024	2025	2024
Operating revenues	$15,118	$14,905	$30,912	$29,739

Operation and maintenance	$15,361	$13,856	$29,883	$28,669
(Loss) income before income taxes	$(324)	$904	$760	$252
Income tax provision	354	520	823	468
Net (loss) income	$(678)	$384	$(63)	$(216)

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Net loss increased approximately $1.1M during the three months ended March 31, 2025, compared with the three months ended March 31, 2024, due primarily to higher O&M at Home Services resulting from higher employee expenses.

Net loss remained relatively flat during the six months ended March 31, 2025, compared with the six months ended March 31, 2024.

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each reporting segment and other business operations and provides adequate financial flexibility for accessing capital markets as required. Our consolidated capital structure was as follows:

	March 31, 2025	September 30, 2024
Common stock equity	43%	39%
Long-term debt	52	52
Short-term debt	5	9
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $3.8M and $3.7M of equity through the DRP during the three months ended March 31, 2025 and 2024, respectively, and $7.6M and $7.5M during the six months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2024, we raised approximately $17.9M of equity by issuing approximately 435,000 shares through the waiver discount feature of the DRP. During the six months ended March 31, 2025 and 2024, we raised approximately $19.9M and $35.8M of equity by issuing approximately 418,000 shares and 845,000 shares through the waiver discount feature of the DRP, respectively. There were no shares issued through the waiver discount feature during the three months ended March 31, 2025.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5M shares of common stock for repurchase. Since inception, we repurchased a total of approximately 17.8M of those shares and may repurchase an additional 1.7M shares under the approved program. There were no shares repurchased during the three and six months ended March 31, 2025 and 2024.

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

We believe that as of March 31, 2025, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of March 31, 2025, NJR had a revolving credit facility totaling $575M, with $391.1M available under the facility.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250M NJNG Credit Facility. As of March 31, 2025, there was $249.3M available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program, as applicable, and the issuance of letters of credit. Short-term borrowings were as follows:

	Three Months Ended	Six Months Ended
(Thousands)	March 31, 2025
NJR
Notes Payable to banks:
Balance at end of period	$162,450	$162,450
Weighted average interest rate at end of period	5.56%	5.56%
Average balance for the period	$210,854	$221,502
Weighted average interest rate for average balance	5.56%	5.74%
Month end maximum for the period	$222,400	$255,250
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Average balance for the period	$59,381	$87,094
Weighted average interest rate for average balance	4.58%	4.70%
Month end maximum for the period	$108,200	$143,900

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

As of March 31, 2025, NJR had 23 letters of credit outstanding totaling $21.4M, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Based on its average borrowings during fiscal 2025, NJR’s average interest rate was 5.74%, resulting in interest expense of approximately $6.5M. Based on average borrowings of $221.5M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $1.1M during fiscal 2025.

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

As of March 31, 2025, NJNG had two letters of credit outstanding for $0.7M, which reduced the amount available under the NJNG Credit Facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during fiscal 2025, NJNG’s average interest rate was 4.70%, resulting in interest expense of $2.1M. Based on average borrowings of $87.1M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $0.5M during fiscal 2025.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Long-Term Debt

NJR

As of March 31, 2025, NJR's long-term debt consisted of approximately $1.1B in fixed-rate unsecured debt issuances, with maturities ranging from 2026 to 2034.

On November 7, 2024, NJR entered into a Note Purchase Agreement under which NJR issued $100M senior notes at a fixed interest rate of 5.55%, maturing in 2034.

Neither NJNG nor its assets are obligated or pledged to support NJR's long-term debt.

NJNG

As of March 31, 2025, NJNG's long-term debt consisted of approximately $1.6B in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2025 to 2061, and approximately $37.4M in sale leasebacks of natural gas meters with various maturities ranging from 2025 to 2031.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Sale Leaseback

NJNG received approximately $11.7M and $8.8M during the six months ended March 31, 2025 and 2024, respectively, in connection with the sale leaseback of its natural gas meters. NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to repurchase the assets sold or renew the lease at the end of the term. As NJNG retains control of the natural gas meters, these arrangements do not qualify as a sale. NJNG uses the financing method to account for the transactions. NJNG continues to evaluate this sale leaseback program based on current market conditions. Natural gas meters are excluded from the lien on NJNG property under the Mortgage Indenture.

CEV enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to seven years. The Company has concluded that these arrangements do not qualify as a sale for accounting purposes, as the Company retains control of the underlying assets, and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. CEV continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the six months ended March 31, 2025 and 2024, CEV received proceeds of approximately $25.7M and $24.4M, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

Contractual Obligations and Capital Expenditures

As of March 31, 2025, the Company had 25 outstanding letters of credit totaling approximately $22.1M, as previously mentioned and there were NJR guarantees covering approximately $142.2M of natural gas purchases and ES demand fee commitments, not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJNG's total capital expenditures are projected to be between $365M and $415M during fiscal 2025. Total capital expenditures spent or accrued during the six months ended March 31, 2025, were approximately $202.0M. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of March 31, 2025, NJNG's future MGP expenditures are estimated to be approximately $160.1M. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.
During the six months ended March 31, 2025, S&T had capital expenditures spent or accrued for Adelphia totaling approximately $3.5M and capital expenditures spent or accrued for Leaf River totaling approximately $8.5M. During fiscal 2025, we expect expenditures related to Adelphia to be between $5M and $15M and expenditures related to Leaf River to be between $15M and $20M.

During the six months ended March 31, 2025, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were approximately $72.7M. CEV's expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, CEV enters into agreements to install solar equipment for commercial projects. We estimate solar-related capital expenditures during fiscal 2025 to be between $160M and $265M.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and ES may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500M, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced in November 2021. NJR received a total of approximately $260M in cash from fiscal 2022 through fiscal 2024 and will receive approximately $34M per year from fiscal 2025 through fiscal 2031 under the agreements. ES recognized approximately $9.9M and $19.0M during the six months ended March 31, 2025 and 2024, respectively, of operating revenue related to the AMAs on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling approximately $46.7M and $22.3M as of March 31, 2025 and September 30, 2024, respectively, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

Cash Flows

Operating Activities

Cash flows from operating activities during the six months ended March 31, 2025, totaled approximately $414.1M, compared with approximately $338.6M during the six months ended March 31, 2024. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

Cash flows from operating activities increased approximately $75.5M during the six months ended March 31, 2025, compared with the six months ended March 31, 2024, due primarily to higher base rates along with the changes in the mix of working capital components.

Investing Activities

Cash flows used in investing activities decreased approximately $82.8M during the six months ended March 31, 2025, compared with the six months ended March 31, 2024, due primarily to proceeds from the sale of the CEV's residential solar asset portfolio, partially offset by increased utility plant and solar asset expenditures.

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

Cash flows used in financing activities increased approximately $79.4M during the six months ended March 31, 2025, compared with the six months ended March 31, 2024, due primarily to increased payments of net short-term debt of approximately $73.4M and long-term debt of approximately $30.2M along with lower proceeds from the waiver discount feature of the DRP of approximately $15.9M, partially offset by increased proceeds of long-term debt of $50M.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Credit Ratings

The table below summarizes NJNG's credit ratings as of March 31, 2025, issued by two rating entities, Moody's and Fitch:

	Moody's	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-2	F-2
Senior Secured	A1	A+
Ratings Outlook	Stable	Stable

The Moody's ratings and outlook were reaffirmed on July 3, 2024. Fitch ratings and outlook were reaffirmed on April 4, 2025. NJNG's Moody's and Fitch ratings are investment-grade ratings. NJR is not rated by Moody’s or Fitch.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase (Decrease)	Less	Balance
(Thousands)	September 30, 2024	in Fair Market Value	Amounts Settled	March 31, 2025
NJNG	$(2)	63	—	$61
ES	3,135	(6,727)	4,618	(8,210)
Total	$3,133	(6,664)	4,618	$(8,149)

There were no changes in methods of valuations during the six months ended March 31, 2025.

The following is a summary of fair market value of financial derivatives as of March 31, 2025, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2025	2026	2027 - 2029	After 2029	Total Fair Value
Price based on ICE	$(8,906)	799	(24)	(18)	$(8,149)

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following is a summary of financial derivatives by type as of March 31, 2025:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	22.9	$2.73 - $5.00	$61
ES	Futures	2.4	$2.10 - $5.19	(8,210)
Total				$(8,149)

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2024	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2025
NJNG - Prices based on other external data	$(558)	(7,573)	(8,178)	$47
ES - Prices based on other external data	(12,717)	31,584	(610)	19,477
Total	$(13,275)	24,011	(8,788)	$19,524

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10% movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $1.7M. This analysis does not include potential changes to reported credit adjustments embedded in the $(8.3)M reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(865)	$(1,730)	$(2,595)	$(3,460)
Ending derivative fair value	$(8,320)	$(9,185)	$(10,050)	$(10,915)	$(11,780)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$865	$1,730	$2,595	$3,460
Ending derivative fair value	$(8,320)	$(7,455)	$(6,590)	$(5,725)	$(4,860)

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of March 31, 2025. Gross credit exposure for ES is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for S&T is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

ES's, CEV's and S&T's counterparty credit exposure as of March 31, 2025, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$105,602	$99,917
Noninvestment grade	18,576	5,131
Internally rated investment grade	14,356	12,346
Internally rated noninvestment grade	21,149	11,044
Total	$159,683	$128,438

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
NJNG's counterparty credit exposure as of March 31, 2025, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$17,171	$13,808
Noninvestment grade	3,159	—
Internally rated investment grade	1,262	611
Internally rated noninvestment grade	7	—
Total	$21,599	$14,419

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2024, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended March 31, 2025, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended March 31, 2025:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
1/1/25 - 1/31/25	—	—	—	1,685,053
2/1/25 - 2/28/25	—	—	—	1,685,053
3/1/25 - 3/31/25	—	—	—	1,685,053
Total	—	—	—	1,685,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of March 31, 2025, included 19.5M shares of common stock for repurchase, of which, approximately 1.7M shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

New Jersey Resources Corporation
Part II
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended March 31, 2025, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	May 6, 2025
By:/s/ Stephen M. Skrocki
Stephen M. Skrocki
Corporate Controller (Principal Accounting Officer)