Form 10-Q
period 2025-06-30
NEW JERSEY RESOURCES CORP
filed 2025-08-05
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of August 1, 2025 was 100,451,372.

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

Fitch	Fitch Ratings Company
FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles in the United States
Home Services and Other or HSO	Home Services and Other Operations
ICE	Intercontinental Exchange
IIP	Infrastructure Investment Program
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
Leaf River	Leaf River Energy Center LLC
M	Million
MGP	Manufactured Gas Plant
MMBtu	Million British Thermal Units
Moody's	Moody's Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014, as amended
MW	Megawatts
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
NFE	Net Financial Earnings
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company or our Natural Gas Distribution segment
NJNG Credit Facility	The $250M unsecured committed credit facility expiring in August 2029

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

NJR Credit Facility	The $575M unsecured committed credit facility expiring in August 2029
NJR or The Company	New Jersey Resources Corporation
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
O&M	Operation and Maintenance expenses
OBBBA	The One Big Beautiful Bill Act
OPEB	Other Postemployment Benefit Plans
PPA	Power Purchase Agreement
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
SBC	Societal Benefits Charge
SG&A	Selling, General and Administrative expenses
SREC	Solar Renewable Energy Certificate
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Storage and Transportation or S&T	Storage and Transportation segment
TETCO	Texas Eastern Transmission
TREC	Transition Renewable Energy Certificate
Trustee	U.S. Bank National Association
U.S.	The United States of America
USF	Universal Service Fund
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
•changes to tax laws and regulations, including those changes brought about by the passage of the Inflation Reduction Act of 2022 and OBBBA;
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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2025	2024	2025	2024
OPERATING REVENUES
Utility	$204,790	$157,773	$1,156,558	$913,729
Nonutility	94,156	117,863	543,776	487,030
Total operating revenues	298,946	275,636	1,700,334	1,400,759
OPERATING EXPENSES
Natural gas purchases:
Utility	73,321	53,372	473,975	373,839
Nonutility	67,852	60,971	287,277	225,466
Related parties	1,268	1,729	4,652	5,407
Operation and maintenance	100,133	104,378	299,806	306,040
Regulatory rider expenses	10,979	8,343	81,956	56,761
Depreciation and amortization	47,000	40,907	140,296	121,269
Gain on sale of assets	(545)	—	(56,092)	—
Total operating expenses	300,008	269,700	1,231,870	1,088,782
OPERATING (LOSS) INCOME	(1,062)	5,936	468,464	311,977
Other income, net	11,040	9,555	39,663	31,316
Interest expense, net of capitalized interest	31,694	31,169	98,112	94,263
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(21,716)	(15,678)	410,015	249,030
Income tax (benefit) provision	(5,142)	(2,764)	93,835	54,119
Equity in earnings of affiliates	1,523	1,340	4,375	3,738
NET (LOSS) INCOME	$(15,051)	$(11,574)	$320,555	$198,649

(LOSS) INCOME PER COMMON SHARE
Basic	$(0.15)	$(0.12)	$3.20	$2.02
Diluted	$(0.15)	$(0.12)	$3.18	$2.00
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	100,373	98,983	100,173	98,409
Diluted	100,373	98,983	100,813	99,213

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2025	2024	2025	2024
Net (loss) income	$(15,051)	$(11,574)	$320,555	$198,649
Other comprehensive income (loss), net of tax
Reclassifications of losses to net (loss) income on derivatives designated as hedging instruments, net of tax of $(79), $(79), $(238) and $(238), respectively	264	264	790	790
Adjustment to postemployment benefit obligation, net of tax of $58, $112, $174 and $(2,836), respectively	(196)	(369)	(587)	9,386
Other comprehensive income (loss), net of tax	$68	$(105)	$203	$10,176
Comprehensive (loss) income	$(14,983)	$(11,679)	$320,758	$208,825
See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,
(Thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$320,555	$198,649
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) loss on derivative instruments	(10,072)	23,860
Gain on sale of assets	(56,092)	—
Depreciation and amortization	140,296	121,269
Amortization of acquired wholesale energy contracts	—	187
Allowance for equity used during construction	(6,756)	(5,368)
Allowance for doubtful accounts	8,598	1,849
Non cash lease expense	3,282	3,611
Deferred income taxes	48,510	49,598
Equivalent value of ITCs recognized on equipment financing	(14,322)	(12,600)
Manufactured gas plant remediation costs	(7,289)	(19,464)
Cost of removal - asset retirement obligations	(1,295)	(1,145)
Contributions to postemployment benefit plans	(759)	(2,438)
Taxes related to stock-based compensation	1,808	1,186
Changes in:
Components of working capital	(50,182)	21,519
Other noncurrent assets and liabilities	8,892	(17,819)
Cash flows from operating activities	385,174	362,894
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(274,028)	(259,125)
Solar equipment	(117,978)	(74,096)
Storage and Transportation and other	(18,586)	(33,013)
Cost of removal	(32,911)	(29,552)
Distribution from equity investees in excess of equity in earnings	625	3,202
Proceeds from sale of assets	136,947	—
Cash flows used in investing activities	(305,931)	(392,584)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
Proceeds from long-term debt	100,000	175,000
Payments of long-term debt	(190,322)	(89,555)
Proceeds from short-term debt, net	14,850	2,700
Proceeds from sale leaseback transactions - solar	100,271	24,394
Proceeds from sale leaseback transactions - natural gas meters	11,714	8,814
Payments of common stock dividends	(134,897)	(123,446)
Proceeds from waiver discount issuance of common stock	19,910	47,286
Proceeds from issuance of common stock - DRP	11,243	11,141
Tax withholding payments related to net settled stock compensation	(11,635)	(5,027)
Cash flows (used in) from financing activities	(78,866)	51,307
Change in cash, cash equivalents and restricted cash	377	21,617
Cash, cash equivalents and restricted cash at beginning of period	1,612	1,517
Cash, cash equivalents and restricted cash at end of period	$1,989	$23,134
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(74,552)	$(34,335)
Inventories	26,442	62,644
Recovery of natural gas costs	5,589	(3,206)
Natural gas purchases payable	5,790	2,094
Natural gas purchases payable - related parties	(229)	16
Deferred revenue, current	1,944	38,162
Accounts payable and other	(29,592)	(1,683)
Prepaid expenses	(3,310)	(3,902)
Prepaid and accrued taxes	24,109	(13,310)
Restricted broker margin accounts	12,425	(220)
Customers' credit balances and deposits	(14,711)	(16,029)
Other current assets and liabilities	(4,087)	(8,712)
Total	$(50,182)	$21,519
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$98,938	$90,006
Income taxes	$8,654	$13,042
Accrued capital expenditures	$28,391	$21,122

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
(Thousands)	June 30, 2025	September 30, 2024
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$4,375,445	$4,221,395
Construction work in progress	354,197	233,295
Nonutility plant and equipment, at cost	1,793,700	1,834,956
Construction work in progress	255,674	206,869
Total property, plant and equipment	6,779,016	6,496,515
Accumulated depreciation and amortization, utility plant	(852,240)	(786,594)
Accumulated depreciation and amortization, nonutility plant and equipment	(280,180)	(306,698)
Property, plant and equipment, net	5,646,596	5,403,223
CURRENT ASSETS
Cash and cash equivalents	931	1,017
Customer accounts receivable
Billed	173,261	105,531
Unbilled revenues	21,909	20,094
Allowance for doubtful accounts	(12,097)	(8,506)
Regulatory assets	46,216	73,070
Natural gas in storage, at average cost	168,157	199,125
Materials and supplies, at average cost	43,010	38,484
Prepaid expenses	15,064	11,754
Prepaid taxes	51,484	67,066
Derivatives, at fair value	7,688	6,813
Restricted broker margin accounts	12,670	13,243
Other current assets	34,019	26,904
Total current assets	562,312	554,595
NONCURRENT ASSETS
Investments in equity method investees	101,011	101,744
Regulatory assets	615,859	609,192
Operating lease assets	191,851	184,485
Derivatives, at fair value	5,843	806
Software costs	10,784	10,522
Deferred income taxes	22,520	20,751
Postemployment employee benefit assets	25,710	24,660
Other noncurrent assets	91,675	71,667
Total noncurrent assets	1,065,253	1,023,827
Total assets	$7,274,161	$6,981,645

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CAPITALIZATION AND LIABILITIES

	(Unaudited)
(Thousands, except share data)	June 30, 2025	September 30, 2024
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding shares June 30, 2025 — 100,378,238; September 30, 2024 — 99,461,448	$250,454	$248,159
Premium on common stock	672,034	633,811
Accumulated other comprehensive loss, net of tax	(6,318)	(6,521)
Treasury stock at cost and other; shares June 30, 2025 — 17,273; September 30, 2024 — 16,302	23,431	26,220
Retained earnings	1,484,015	1,298,774
Common stock equity	2,423,616	2,200,443
Long-term debt	3,020,600	2,879,464
Total capitalization	5,444,216	5,079,907
CURRENT LIABILITIES
Current maturities of long-term debt	56,050	189,006
Short-term debt	306,650	291,800
Natural gas purchases payable	63,305	57,515
Natural gas purchases payable to related parties	646	875
Deferred revenue	23,516	21,572
Accounts payable and other	138,709	169,232
Dividends payable	45,169	44,752
Accrued taxes	19,120	10,593
Regulatory liabilities	29,152	32,981
New Jersey Clean Energy Program	18,688	18,491
Derivatives, at fair value	8,162	6,271
Operating lease liabilities	6,006	4,945
Restricted broker margin accounts	—	1,146
Customers' credit balances and deposits	23,884	38,595
Total current liabilities	739,057	887,774
NONCURRENT LIABILITIES
Deferred income taxes	414,868	358,783
Deferred investment tax credits	1,947	2,156
Deferred revenue	22,537	3,095
Derivatives, at fair value	4,618	11,490
Manufactured gas plant remediation	155,861	161,650
Postemployment employee benefit liability	72,113	64,609
Regulatory liabilities	171,688	175,847
Operating lease liabilities	168,645	159,303
Asset retirement obligations	68,265	66,698
Other noncurrent liabilities	10,346	10,333
Total noncurrent liabilities	1,090,888	1,013,964
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$7,274,161	$6,981,645

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance as of September 30, 2024	99,461	$248,159	$633,811	$(6,521)	$26,220	$1,298,774	$2,200,443
Net income	—	—	—	—	—	131,319	131,319
Other comprehensive income	—	—	—	68	—	—	68
Common stock issued:
Incentive compensation plan	232	581	7,661	—	—	—	8,242
Dividend reinvestment plan	80	199	3,545	—	—	—	3,744
Waiver discount	418	1,045	18,865	—	—	—	19,910
Cash dividend declared ($.45 per share)	—	—	—	—	—	(45,010)	(45,010)
Treasury stock and other	—	—	—	—	(6,032)	—	(6,032)
Balance as of December 31, 2024	100,191	$249,984	$663,882	$(6,453)	$20,188	$1,385,083	$2,312,684
Net income	—	—	—	—	—	204,287	204,287
Other comprehensive income	—	—	—	67	—	—	67
Common stock issued:
Incentive compensation plan	31	76	1,199	—	—	—	1,275
Dividend reinvestment plan	81	205	3,518	—	—	—	3,723
Cash dividend declared ($.45 per share)	—	—	—	—	—	(45,135)	(45,135)
Treasury stock and other	—	—	—	—	1,006	—	1,006
Balance as of March 31, 2025	100,303	$250,265	$668,599	$(6,386)	$21,194	$1,544,235	$2,477,907
Net loss	—	—	—	—	—	(15,051)	(15,051)
Other comprehensive income	—	—	—	68	—	—	68
Common stock issued:
Incentive compensation plan	1	2	33	—	—	—	35
Dividend reinvestment plan	75	187	3,402	—	—	—	3,589
Cash dividend declared ($.45 per share)	—	—	—	—	—	(45,169)	(45,169)
Treasury stock and other	(1)	—	—	—	2,237	—	2,237
Balance as of June 30, 2025	100,378	$250,454	$672,034	$(6,318)	$23,431	$1,484,015	$2,423,616

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance as of September 30, 2023	97,584	$243,458	$558,654	$(9,959)	$20,748	$1,177,834	$1,990,735
Net income	—	—	—	—	—	89,411	89,411
Other comprehensive income	—	—	—	395	—	—	395
Common stock issued:
Incentive compensation plan	116	290	3,451	—	—	—	3,741
Dividend reinvestment plan	94	236	3,552	—	—	—	3,788
Waiver discount	410	1,025	16,894	—	—	—	17,919
Cash dividend declared ($.42 per share)	—	—	—	—	—	(41,176)	(41,176)
Treasury stock and other	(2)	—	—	—	1,388	—	1,388
Balance as of December 31, 2023	98,202	$245,009	$582,551	$(9,564)	$22,136	$1,226,069	$2,066,201
Net income	—	—	—	—	—	120,812	120,812
Other comprehensive income	—	—	—	9,886	—	—	9,886
Common stock issued:
Incentive plan	25	64	1,178	—	—	—	1,242
Dividend reinvestment plan	84	209	3,446	—	—	—	3,655
Waiver discount	435	1,085	16,834	—	—	—	17,919
Cash dividend declared ($.42 per share)	—	—	—	—	—	(41,290)	(41,290)
Treasury stock and other	(1)	—	—	—	800	—	800
Balance as of March 31, 2024	98,745	$246,367	$604,009	$322	$22,936	$1,305,591	$2,179,225
Net loss	—	—	—	—	—	(11,574)	(11,574)
Other comprehensive loss	—	—	—	(105)	—	—	(105)
Common stock issued:
Dividend reinvestment plan	85	212	3,338	—	—	—	3,550
Waiver discount	262	655	10,793	—	—	—	11,448
Cash dividend declared ($.42 per share)	—	—	—	—	—	(41,617)	(41,617)
Treasury stock and other	—	—	—	—	2,091	—	2,091
Balance as of June 30, 2024	99,092	$247,234	$618,140	$217	$25,027	$1,252,400	$2,143,018

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

On November 25, 2024, CEV completed the sale of its 91 MW residential solar portfolio, and related assets and liabilities included in The Sunlight Advantage® program to a third party for a purchase price of $132.5M. See Note 16. Dispositions for more information regarding the transaction.

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

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts, which commenced in November 2021. The AMAs include a series of temporary and permanent releases and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. ES recognized operating revenue of approximately $4.9M and $9.5M during the three months ended June 30, 2025 and 2024, respectively, and approximately $14.8M and $28.5M during the nine months ended June 30, 2025 and 2024, respectively, related to the AMAs on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling approximately $41.8M and $22.3M are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and September 30, 2024, respectively.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	June 30, 2025	September 30, 2024	June 30, 2024
Balance Sheet
Cash and cash equivalents	$931	$1,017	$22,399
Restricted cash in other noncurrent assets	$1,058	$595	$735
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$1,989	$1,612	$23,134

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

Loans Receivable

NJNG currently provides loans, with terms ranging from three to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Unaudited Condensed Consolidated Balance Sheets. The Company has approximately $21.0M and $18.1M recorded in other current assets and approximately $67.5M and $53.6M in other noncurrent assets as of June 30, 2025 and September 30, 2024, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans. The Company regularly evaluates the credit quality and collection profile of its customers. If NJNG determines a loan is impaired, the basis of the loan would be subject to regulatory review for recovery. As of June 30, 2025 and September 30, 2024, the Company has not recorded any impairments for SAVEGREEN loans.

Natural Gas in Storage

The following table summarizes natural gas in storage, at average cost by segment as of:

	June 30, 2025		September 30, 2024
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
NJNG	$131,098	22.7	$177,655	30.8
ES	36,530	13.7	21,378	13.1
S&T	528	0.2	92	—
Total	$168,157	36.6	$199,125	43.9

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

(Thousands)	June 30, 2025	September 30, 2024
Balance Sheets
Utility plant, at cost	$133,498	$133,158
Construction work in progress	$64,854	$26,659
Nonutility plant and equipment, at cost	$344	$344
Accumulated depreciation and amortization, utility plant	$(22,357)	$(13,632)
Accumulated depreciation and amortization, nonutility plant and equipment	$(56)	$(48)
Software costs	$10,784	$10,522

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Statements of Operations	2025	2024	2025	2024
Operation and maintenance	$1,335	$4,048	$5,221	$9,975
Depreciation and amortization	$3,190	$1,507	$8,733	$3,761

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

Accumulated Other Comprehensive (Loss) Income

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of related tax effects during the three months ended June 30, 2025 and 2024:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance as of March 31, 2025	$(5,689)	$(697)		$(6,386)
Other comprehensive income (loss), net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(79), $58, $(21), respectively	264	(196)	(1)	68
Balance as of June 30, 2025	$(5,425)	$(893)		$(6,318)

Balance as of March 31, 2024	$(6,743)	$7,065		$322
Other comprehensive income, net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(79), $112 and $33, respectively	264	(369)	(1)	(105)
Balance as of June 30, 2024	$(6,479)	$6,696		$217
(1)Included in the computation of net periodic pension cost, a component of O&M on the Unaudited Condensed Consolidated Statements of Operations.

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of related tax effects during the nine months ended June 30, 2025 and 2024:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance as of September 30, 2024	$(6,215)	$(306)		$(6,521)
Other comprehensive income (loss), net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(238), $174 and $(64), respectively	790	(587)	(1)	203
Balance as of June 30, 2025	$(5,425)	$(893)		$(6,318)

Balance as of September 30, 2023	$(7,269)	$(2,690)		$(9,959)
Other comprehensive income, net of tax
Other comprehensive income, before reclassifications, net of tax of $0, $(3,020) and $(3,020), respectively	—	9,992		9,992
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(238), $184 and $(54), respectively	790	(606)	(1)	184
Net current-period other comprehensive income, net of tax of $(238), $(2,836) and $(3,074), respectively	790	9,386		10,176
Balance as of June 30, 2024	$(6,479)	$6,696		$217
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

Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the three months ended June 30, 2025 and 2024, are as follows:

(Thousands)	NJNG	CEV		ES	S&T	HSO	Total
2025
Natural gas utility sales (1)	$168,140	—		—	—	—	$168,140
Natural gas services	—	—		11,807	27,129	—	38,936
Service contracts	—	—		—	—	9,381	9,381
Installations and maintenance	—	—		—	—	6,796	6,796
Renewable energy certificates	—	4,964		—	—	—	4,964
Electricity sales	—	6,887		—	—	—	6,887
Eliminations (2)	(238)	—		—	—	(30)	(268)
Revenues from contracts with customers	167,902	11,851		11,807	27,129	16,147	234,836
Alternative revenue programs (3)	48	—		—	—	—	48
Derivative instruments	36,840	179	(4)	27,043	—	—	64,062
Revenues out of scope	36,888	179		27,043	—	—	64,110
Total operating revenues	$204,790	12,030		38,850	27,129	16,147	$298,946
2024
Natural gas utility sales (1)	$138,804	—		—	—	—	$138,804
Natural gas services	—	—		16,204	24,475	—	40,679
Service contracts	—	—		—	—	9,062	9,062
Installations and maintenance	—	—		—	—	7,294	7,294
Renewable energy certificates	—	4,872		—	—	—	4,872
Electricity sales	—	9,575		—	—	—	9,575
Eliminations (2)	(337)	—		—	—	(57)	(394)
Revenues from contracts with customers	138,467	14,447		16,204	24,475	16,299	209,892
Alternative revenue programs (3)	(1,033)	—		—	—	—	(1,033)
Derivative instruments	20,339	201	(4)	46,237	—	—	66,777
Revenues out of scope	19,306	201		46,237	—	—	65,744
Total operating revenues	$157,773	14,648		62,441	24,475	16,299	$275,636
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by product line and by reporting segment and other business operations during the nine months ended June 30, 2025 and 2024, are as follows:

(Thousands)	NJNG	CEV		ES	S&T	HSO	Total
2025
Natural gas utility sales (1)	$973,993	—		—	—	—	$973,993
Natural gas services	—	—		35,644	79,064	—	114,708
Service contracts	—	—		—	—	27,883	27,883
Installations and maintenance	—	—		—	—	19,206	19,206
Renewable energy certificates	—	10,726		—	—	—	10,726
Electricity sales	—	17,680		—	—	—	17,680
Eliminations (2)	(881)	—		—	(41)	(287)	(1,209)
Revenues from contracts with customers	973,112	28,406		35,644	79,023	46,802	1,162,987
Alternative revenue programs (3)	(25,487)	—		—	—	—	(25,487)
Derivative instruments	208,933	17,997	(4)	335,904	—	—	562,834
Revenues out of scope	183,446	17,997		335,904	—	—	537,347
Total operating revenues	$1,156,558	46,403		371,548	79,023	46,802	$1,700,334
2024
Natural gas utility sales (1)	$767,698	—		—	—	—	$767,698
Natural gas services	—	—		48,617	71,379	—	119,996
Service contracts	—	—		—	—	27,073	27,073
Installations and maintenance	—	—		—	—	19,022	19,022
Renewable energy certificates	—	10,194		—	—	—	10,194
Electricity sales	—	22,842		—	—	—	22,842
Eliminations (2)	(1,012)	—		—	(1,348)	(210)	(2,570)
Revenues from contracts with customers	766,686	33,036		48,617	70,031	45,885	964,255
Alternative revenue programs (3)	3,812	—		—	—	—	3,812
Derivative instruments	143,231	26,232	(4)	258,354	—	—	427,817
Eliminations (2)	—	—		4,875	—	—	4,875
Revenues out of scope	147,043	26,232		263,229	—	—	436,504
Total operating revenues	$913,729	59,268		311,846	70,031	45,885	$1,400,759
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the three months ended June 30, 2025 and 2024, are as follows:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
2025
Residential	$114,878	—	—	—	16,107	$130,985
Commercial and industrial	27,970	11,851	11,807	27,129	40	78,797
Firm transportation	22,011	—	—	—	—	22,011
Interruptible, off-tariff and other	3,043	—	—	—	—	3,043
Revenues out of scope	36,888	179	27,043	—	—	64,110
Total operating revenues	$204,790	12,030	38,850	27,129	16,147	$298,946
2024
Residential	$97,112	3,647	—	—	16,272	$117,031
Commercial and industrial	21,279	10,800	16,204	24,475	27	72,785
Firm transportation	17,481	—	—	—	—	17,481
Interruptible, off-tariff and other	2,595	—	—	—	—	2,595
Revenues out of scope	19,306	201	46,237	—	—	65,744
Total operating revenues	$157,773	14,648	62,441	24,475	16,299	$275,636

Disaggregated revenues from contracts with customers by customer type and by reporting segment and other business operations during the nine months ended June 30, 2025 and 2024, are as follows:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
2025
Residential	$730,797	2,110	—	—	46,630	$779,537
Commercial and industrial	143,271	26,296	35,644	79,023	172	284,406
Firm transportation	91,744	—	—	—	—	91,744
Interruptible, off-tariff and other	7,300	—	—	—	—	7,300
Revenues out of scope	183,446	17,997	335,904	—	—	537,347
Total operating revenues	$1,156,558	46,403	371,548	79,023	46,802	$1,700,334
2024
Residential	$580,559	10,262	—	—	45,759	$636,580
Commercial and industrial	107,400	22,774	48,617	70,031	126	248,948
Firm transportation	72,596	—	—	—	—	72,596
Interruptible, off-tariff and other	6,131	—	—	—	—	6,131
Revenues out of scope	147,043	26,232	263,229	—	—	436,504
Total operating revenues	$913,729	59,268	311,846	70,031	45,885	$1,400,759

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the nine months ended June 30, 2025 and 2024, are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of September 30, 2024	$105,531	$20,094	$38,595
Increase (decrease)	67,730	1,815	(14,711)
Balance as of June 30, 2025	$173,261	$21,909	$23,884
Balance as of September 30, 2023	$97,540	$19,100	$44,910
Increase (decrease)	30,724	1,464	(16,029)
Balance as of June 30, 2024	$128,264	$20,564	$28,881

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and September 30, 2024:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
June 30, 2025
Customer accounts receivable
Billed	$129,147	6,997	25,166	10,102	1,849	$173,261
Unbilled	15,128	6,781	—	—	—	21,909
Customers' credit balances and deposits	(23,809)	—	—	(75)	—	(23,884)
Total	$120,466	13,778	25,166	10,027	1,849	$171,286
September 30, 2024
Customer accounts receivable
Billed	$51,613	8,441	34,002	8,598	2,877	$105,531
Unbilled	11,839	8,255	—	—	—	20,094
Customers' credit balances and deposits	(38,572)	—	—	(23)	—	(38,595)
Total	$24,880	16,696	34,002	8,575	2,877	$87,030

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for NJNG are comprised of the following:

(Thousands)	June 30, 2025	September 30, 2024
Regulatory assets-current
New Jersey Clean Energy Program	$18,688	$18,491
Conservation Incentive Program	25,957	51,442
Derivatives at fair value, net	—	1,363
Other current regulatory assets	1,571	1,774
Total current regulatory assets	$46,216	$73,070
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$70,512	$77,475
Liability for future expenditures	155,861	161,650
Deferred income taxes	44,516	42,595
SAVEGREEN	122,996	107,796
Postemployment and other benefit costs	26,541	23,772
Cost of removal	132,494	130,885
Other noncurrent regulatory assets	57,946	59,924
Total noncurrent regulatory assets	$610,866	$604,097
Regulatory liability-current
Overrecovered natural gas costs	$12,561	$32,457
Derivatives at fair value, net	13,054	—
Total current regulatory liabilities	$25,615	$32,457
Regulatory liabilities-noncurrent
Tax Act impact	$171,564	$175,328
Derivatives at fair value, net	—	404
Other noncurrent regulatory liabilities	124	115
Total noncurrent regulatory liabilities	$171,688	$175,847

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for Adelphia are comprised of the following:

(Thousands)	June 30, 2025	September 30, 2024
Total noncurrent regulatory assets	$4,993	$5,095
Total current regulatory liabilities	$3,537	$524

The assets are comprised primarily of the tax benefit associated with the equity component of Allowance for Funds Used During Construction and the liability consists primarily of scheduling penalties. Recovery of regulatory assets is subject to FERC approval.

Regulatory filings and/or actions that occurred during the current fiscal year include the following:

•On October 30, 2024, the BPU approved a settlement of the new SAVEGREEN program effective from January 1, 2025 to June 30, 2027, consisting of $205.0M of direct investment, $160.5M in financing options and $20.1M in O&M, which totals $385.6M, with expected recoveries through September 30, 2025, of approximately $12.3M.

•On November 21, 2024, the BPU issued an order adopting a stipulation of settlement approving a $157.0M increase to base rates, effective November 21, 2024. The increase includes an overall rate of return on rate base of 7.08%, return on common equity of 9.60%, a common equity ratio of 54.0% and a depreciation rate of 3.21%.

•On December 17, 2024, NJNG filed a petition with the BPU seeking authority to issue up to $700M in Medium Term Notes over a three-year period. On June 18, 2025, the BPU approved this petition.

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

•On May 21, 2025, the 2025 BGSS/CIP filing was approved by the BPU on a final basis. This filing was provisionally approved on September 25, 2024, with rates that went into effect on October 1, 2024. There was no rate impact with the final Order.

•On May 30, 2025, the 2026 BGSS/CIP filing was submitted to the BPU requesting an increase of approximately $63.3M to annual revenues related to BGSS, an annual increase of approximately $6.1M related to its balancing charge and a decrease of approximately $25.5M to CIP rates, effective October 1, 2025.

•On May 30, 2025, NJNG submitted its annual SAVEGREEN cost recovery filing to the BPU requesting an increase to annual recoveries of approximately $17.3M, effective October 1, 2025.

•On June 27, 2025, NJNG submitted its annual USF filing to the BPU requesting a decrease to annual recoveries of approximately $0.5M, effective October 1, 2025.

•On July 25, 2025, NJNG submitted a filing with the BPU to extend the IIP through June 30, 2026.

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

Fair Value of Derivatives

The following table presents the fair value of the Company's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Derivatives at Fair Value
		June 30, 2025		September 30, 2024
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
NJNG:
Physical commodity contracts	Derivatives - current	$118	$7	$21	$579
Financial commodity contracts	Derivatives - current	153	16	—	2
ES:
Physical commodity contracts	Derivatives - current	2,015	6,101	1,660	4,346
	Derivatives - noncurrent	4,716	3,956	727	10,758
Financial commodity contracts	Derivatives - current	5,402	2,038	5,132	1,344
	Derivatives - noncurrent	1,127	662	79	732
Total fair value of derivatives		$13,531	$12,780	$7,619	$17,761

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

	Asset Derivatives				Liability Derivatives
(Thousands)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)
As of June 30, 2025
ES Contracts
Physical commodity	$6,731	(3,898)	—	$2,833	$10,057	(3,898)	(4,152)	$2,007
Financial commodity	6,529	(2,700)	—	3,829	2,700	(2,700)	—	—
Total ES	$13,260	(6,598)	—	$6,662	$12,757	(6,598)	(4,152)	$2,007
NJNG Contracts
Physical commodity	$118	—	—	$118	$7	—	—	$7
Financial commodity	153	(16)	(137)	—	16	(16)	—	—
Total NJNG	$271	(16)	(137)	$118	$23	(16)	—	$7
As of September 30, 2024
ES Contracts
Physical commodity	$2,387	(535)	—	$1,852	$15,104	(535)	(5,551)	$9,018
Financial commodity	5,211	(2,076)	(1,170)	1,965	2,076	(2,076)	—	—
Total ES	$7,598	(2,611)	(1,170)	$3,817	$17,180	(2,611)	(5,551)	$9,018
NJNG Contracts
Physical commodity	$21	(13)	—	$8	$579	(13)	—	$566
Financial commodity	—	—	—	—	2	—	(2)	—
Total NJNG	$21	(13)	—	$8	$581	(13)	(2)	$566
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

The following table presents the effect of derivative instruments recognized on the Unaudited Condensed Consolidated Statements of Operations for the periods set forth below:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
Derivatives not designated as hedging instruments:		2025	2024	2025	2024
ES:
Physical commodity contracts	Operating revenues	$(24,938)	$3,560	$8,510	$13,939
Physical commodity contracts	Natural gas purchases	(158)	210	(1,185)	(1,800)
Financial commodity contracts	Natural gas purchases	8,924	(5,415)	6,112	10,208
Physical commodity contracts	Operation and maintenance	1,356	—	230	—
Total unrealized and realized (loss) gain		$(14,816)	$(1,645)	$13,667	$22,347

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2025	2024	2025	2024
NJNG:
Physical commodity contracts	$1,166	$188	$(17,408)	$(4,802)
Financial commodity contracts	(21,301)	7,438	14,676	8,628
Total unrealized and realized (loss) gain	$(20,135)	$7,626	$(2,732)	$3,826

NJNG and ES had the following outstanding long (short) derivatives as of:

	Natural Gas Distribution		Energy Services
Volumes (Bcf)	Futures	Physical Commodity	Futures	Physical Commodity
June 30, 2025	25.8	3.7	(5.5)	(3.0)
September 30, 2024	31.9	10.9	(7.7)	2.8

Not included in the above table are 1.1M and 1.2M SRECs that were open as of June 30, 2025 and September 30, 2024, respectively.

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

The balances by reporting segment are as follows:

(Thousands)	Balance Sheet Location	June 30, 2025	September 30, 2024
NJNG	Restricted broker margin accounts-current assets	$1,643	$4,975
ES	Restricted broker margin accounts-current assets	$11,027	$8,268
	Restricted broker margin accounts-current liabilities	$—	$1,146

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of June 30, 2025. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$108,891
Noninvestment grade	10,281
Internally rated investment grade	14,756
Internally rated noninvestment grade	21,214
Total	$155,142

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. Derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required were immaterial as of June 30, 2025 and September 30, 2024. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities, excluding natural gas meter sale leasebacks, debt issuance costs and solar asset sale leasebacks, is as follows:

(Thousands)	June 30, 2025	September 30, 2024
Carrying value (1) (2)	$2,717,845	$2,767,845
Fair market value	$2,385,897	$2,525,804
(1)Excludes NJNG's debt issuance costs of approximately $10.5M and $10.9M as of June 30, 2025 and September 30, 2024, respectively.
(2)Excludes NJR's debt issuance costs of approximately $3.1M and $3.0M as of June 30, 2025 and September 30, 2024, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company enters into sale leaseback transactions for certain commercial solar assets and natural gas meters. These transactions are recorded within long-term debt on the Unaudited Condensed Consolidated Balance Sheets. The carrying value of solar sale leasebacks was approximately $336.9M and $283.0M and the estimated fair value was approximately $342.9M and $290.4M as of June 30, 2025 and September 30, 2024, respectively. The carrying value of the natural gas meter sale leasebacks was approximately $35.4M and $31.6M and the estimated fair value of certain natural gas meter sale leasebacks amounted to approximately $34.0M and $26.7M as of June 30, 2025 and September 30, 2024, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific debt instrument and the Company's credit rating. As of June 30, 2025 and September 30, 2024, the Company discloses its debt within Level 2 of the fair value hierarchy.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2025
Assets:
Physical commodity contracts	$—	$6,849	$—	$6,849
Financial commodity contracts	6,682	—	—	6,682
Money market funds	106	—	—	106
Other	2,471	—	—	2,471
Total assets at fair value	$9,259	$6,849	$—	$16,108
Liabilities:
Physical commodity contracts	$—	$10,064	$—	$10,064
Financial commodity contracts	2,716	—	—	2,716
Total liabilities at fair value	$2,716	$10,064	$—	$12,780
As of September 30, 2024
Assets:
Physical commodity contracts	$—	$2,408	$—	$2,408
Financial commodity contracts	5,211	—	—	5,211
Money market funds	62	—	—	62
Other	2,671	—	—	2,671
Total assets at fair value	$7,944	$2,408	$—	$10,352
Liabilities:
Physical commodity contracts	$—	$15,683	$—	$15,683
Financial commodity contracts	2,078	—	—	2,078
Total liabilities at fair value	$2,078	$15,683	$—	$17,761
7. INVESTMENTS IN EQUITY INVESTEES

The Company holds a 50% equity method investment in Steckman Ridge, a jointly owned and controlled natural gas storage facility located in Bedford County, Pennsylvania. The Company's investment in Steckman Ridge was approximately $101.0M and $101.7M as of June 30, 2025 and September 30, 2024, respectively, which include loans with a total outstanding principal balance of approximately $70.4M for both periods. The loans accrue interest at a variable rate that resets quarterly and are due October 1, 2027.

NJNG and ES have entered into storage and park and loan agreements with Steckman Ridge. See Note 15. Related Party Transactions for more information on these intercompany transactions.
8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share amounts)	2025	2024	2025	2024
Net (loss) income, as reported	$(15,051)	$(11,574)	$320,555	$198,649
Basic (loss) earnings per share
Weighted average shares of common stock outstanding-basic	100,373	98,983	100,173	98,409
Basic (loss) earnings per common share	$(0.15)	$(0.12)	$3.20	$2.02
Diluted (loss) earnings per common share
Weighted average shares of common stock outstanding-basic	100,373	98,983	100,173	98,409
Incremental shares (1)	—	—	640	804
Weighted average shares of common stock outstanding-diluted	100,373	98,983	100,813	99,213
Diluted (loss) earnings per common share	$(0.15)	$(0.12)	$3.18	$2.00
(1)Incremental shares consist primarily of unvested stock awards and performance units, which are calculated using the treasury stock method. Since there was a net loss for the three months ended June 30, 2025 and 2024, incremental shares of 662,851 and 834,131, respectively, were not included in the computation of diluted. There were no anti-dilutive shares excluded during the nine months ended June 30, 2025 and 2024.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

Credit Facilities and Short-term Debt

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility are as follows:

			At end of period
(Thousands)	As of date	Total borrowing capacity	Loans outstanding	Weighted average interest rate	Remaining borrowing capacity		Expiration dates
NJR bank revolving credit facility (1)
June 30, 2025		$575,000	$199,950	5.56%	$353,668	(2)	August 2029
September 30, 2024		$575,000	$236,700	6.23%	$325,951	(2)	August 2029
NJNG bank revolving credit facility (3)
June 30, 2025		$250,000	$106,700	4.61%	$142,569	(4)	August 2029
September 30, 2024		$250,000	$55,100	4.98%	$194,169	(4)	August 2029
(1)Committed credit facility, which requires commitment fees of 0.10% on the unused amount.
(2)Letters of credit outstanding total approximately $21.4M and $12.3M as of June 30, 2025 and September 30, 2024, respectively, which reduces the amount available by the same amount.
(3)Committed credit facility, which requires commitment fees of 0.075% on the unused amount.
(4)Letters of credit outstanding total approximately $0.7M as of both June 30, 2025 and September 30, 2024, which reduces the amount available by the same amount.

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

NJNG

On April 15, 2025, NJNG's 10-year 2.82% $50M senior notes matured.

NJNG received approximately $11.7M and $8.8M during the nine months ended June 30, 2025 and 2024, respectively, in connection with the sale leaseback of its natural gas meters. NJNG records the sale leaseback as a financing obligation for accounting purposes that is paid over the term of the arrangement and has the option to purchase the meters back at fair value upon expiration of the lease.

Clean Energy Ventures

CEV received proceeds of approximately $100.3M and $24.4M during the nine months ended June 30, 2025 and 2024, respectively, in connection with the sale leaseback of commercial solar assets. CEV records the sale leaseback as a financing obligation for accounting purposes and continues to operate the solar assets, including related expenses, retains the revenue generated from RECs and energy sales, and has the option to repurchase the assets sold or renew the lease at the end of the lease term.

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

The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,		June 30,
(Thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$1,381	$1,244	$4,142	$3,732	$273	$254	$819	$1,151
Interest cost	3,858	4,060	11,575	12,180	2,096	1,809	6,290	6,519
Expected return on plan assets	(5,925)	(5,087)	(17,775)	(15,260)	(2,346)	(2,021)	(7,039)	(5,899)
Recognized actuarial loss	301	29	902	88	1,792	1,256	5,378	3,007
Prior service cost (credit) amortization	—	16	—	47	(3,270)	(3,339)	(9,810)	(6,676)
Net periodic benefit (credit) cost	$(385)	$262	$(1,156)	$787	$(1,455)	$(2,041)	$(4,362)	$(1,898)

The Company does not expect to make additional contributions to fund the pension plans during fiscal 2025 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the nine months ended June 30, 2025 and 2024.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Effective Tax Rate

The estimated annual effective tax rates were 23.1% and 21.7%, for the nine months ended June 30, 2025 and 2024, respectively.

To the extent there are discrete tax items that are not included in the estimated annual effective tax rate, the actual reported effective tax rate may differ from the estimated annual effective tax rate. Discrete tax items primarily relate to the income tax effects associated with the sale of the Company’s residential solar energy projects and host customer contracts for the nine months ended June 30, 2025 and the vesting of share based awards for the nine months ended June 30, 2024. NJR’s effective tax rate was 22.6% and 21.4% during the nine months ended June 30, 2025 and 2024, respectively.

Other Tax Items

As of June 30, 2025 and September 30, 2024, the Company has tax credit carryforwards of approximately $192.0M and $191.6M, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2036.

As of June 30, 2025 and September 30, 2024, the Company has state income tax net operating losses of approximately $453.8M and $634.7M, respectively. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred; these state carry-forward periods and range from seven to 20 years, with the majority expiring after 2037. The Company expects to utilize this entire carryforward prior to expiration, except for state income tax attributes for which the Company has a valuation allowance of approximately $0.5M and $0.6M as of June 30, 2025 and September 30, 2024, respectively, for which the Company could not conclude were realizable on a more-likely-than-not basis.

In March 2024, the State of New Jersey commenced an examination of the Company's Corporate Business Tax return for NJR and certain subsidiaries for the fiscal periods ending September 30, 2019 through September 30, 2022. On January 8, 2025, this audit was completed by the State of New Jersey and no other action is necessary.

On July 4, 2025, the President of the U.S. signed OBBBA into law, which includes a broad range of tax reform provisions. The Company continues to evaluate the provisions of OBBBA and does not expect OBBBA to have a material impact on its annualized effective tax rate or its Unaudited Condensed Consolidated Financial Statements.

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

The following table presents the Company's lease costs included in the Unaudited Condensed Consolidated Statements of Operations:

		Three Months Ended		Nine Months Ended
		June 30,		June 30,
(Thousands)	Income Statement Location	2025	2024	2025	2024
Operating lease cost (1)	Operation and maintenance	$2,830	$2,595	$8,350	$7,659
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	382	540	1,304	1,620
Interest on lease liabilities	Interest expense, net of capitalized interest	147	222	492	710
Total finance lease cost		529	762	1,796	2,330
Variable lease cost	Operation and maintenance	227	105	611	551
Total lease cost		$3,586	$3,462	$10,757	$10,540
(1)Net of capitalized costs.

The following table presents supplemental cash flow information related to leases:

	Nine Months Ended
	June 30,
(Thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$6,666	$5,947
Operating cash flows for finance leases	$492	$710
Financing cash flows for finance leases	$6,249	$5,820

Assets obtained or modified through operating lease liabilities totaled approximately $5.9M and $9.8M during the three months ended June 30, 2025 and 2024, respectively, and totaled approximately $11.4M and $13.9M during the nine months ended June 30, 2025 and 2024, respectively. There were no assets obtained or modified through finance leases during the three and nine months ended June 30, 2025 and 2024.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the balance and classifications of the Company's right of use assets and lease liabilities included in the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	June 30, 2025	September 30, 2024
Assets
Noncurrent
Operating lease assets	Operating lease assets	$191,851	$184,485
Finance lease assets	Utility plant	24,784	26,088
Total lease assets		$216,635	$210,573
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$6,006	$4,945
Finance lease liabilities	Current maturities of long-term debt	6,278	7,534
Noncurrent
Operating lease liabilities	Operating lease liabilities	168,645	159,303
Finance lease liabilities	Long-term debt	10,980	16,026
Total lease liabilities		$191,909	$187,808

For operating lease assets and liabilities, the weighted average remaining lease term was 28.3 years and 28.6 years and the weighted average discount rate used in the valuation over the remaining lease term was 3.9% and 3.8% as of June 30, 2025 and September 30, 2024, respectively. For finance lease assets and liabilities, the weighted average remaining lease term was 2.6 years and 3.0 years as of June 30, 2025 and September 30, 2024, respectively, and the weighted average discount rate used in the valuation over the remaining lease term was 3.3% and 3.4% as of June 30, 2025 and September 30, 2024, respectively.

13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through July 2039, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $64.6M at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of June 30, 2025, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2025	2026	2027	2028	2029	Thereafter
ES:
Natural gas purchases	$10,914	$36,438	$2,714	$—	$—	$—
Storage demand fees	3,904	13,835	8,421	5,648	3,641	5,461
Pipeline demand fees	13,145	35,038	47,148	27,665	12,093	48,715
Sub-total ES	$27,963	$85,311	$58,283	$33,313	$15,734	$54,176
NJNG:
Natural gas purchases	$7,118	$1,296	$—	$—	$—	$—
Storage demand fees	10,742	43,335	35,489	16,282	5,979	2,456
Pipeline demand fees	53,871	219,057	158,875	130,352	128,527	956,205
Sub-total NJNG	$71,731	$263,688	$194,364	$146,634	$134,506	$958,661
Total	$99,694	$348,999	$252,647	$179,947	$150,240	$1,012,837

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Certain pipeline demand fees totaling approximately $4.0M per year, for which ES is the responsible party, are being paid for by the counterparty to a capacity release transaction, which began in November 2021, for a period of 10 years.

Guarantees

As of June 30, 2025, there were NJR guarantees covering approximately $133.5M of ES’s natural gas purchases and demand fee commitments not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $130.9M to $194.6M. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of June 30, 2025, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $155.9M on the Unaudited Condensed Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. As of June 30, 2025, approximately $70.5M of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

Information related to the Company's various reporting segments and other business operations during the three months ended June 30, 2025 and 2024, are as follows:

	Segments
(Thousands)	NJNG	CEV	ES		S&T	Subtotal	HSO	Elims	Total
2025
Operating revenues
External customers	$204,790	12,030	38,850		27,129	$282,799	16,147	—	$298,946
Intercompany	$238	—	—		—	$238	30	(268)	$—
Depreciation and amortization	$35,987	5,772	30		4,809	$46,598	403	(1)	$47,000
Interest income (1)	$687	280	36		2,275	$3,278	324	(1,262)	$2,340
Interest expense, net of capitalized interest	$16,184	6,629	2,893		5,741	$31,447	247	—	$31,694
Income tax (benefit) provision	$2,489	(2,068)	(7,792)		1,872	$(5,499)	687	(330)	$(5,142)
Equity in earnings of affiliates	$—	—	—		908	$908	—	615	$1,523
Net financial (loss) earnings	$10,079	(6,857)	(3,734)		5,898	$5,386	481	331	$6,198
Capital expenditures	$103,402	49,276	—		4,227	$156,905	25	—	$156,930
2024
Operating revenues
External customers	$157,773	14,648	62,441		24,475	$259,337	16,299	—	$275,636
Intercompany	$337	—	—		—	$337	57	(394)	$—
Depreciation and amortization	$28,491	6,981	45	(2)	6,239	$41,756	308	(1,157)	$40,907
Interest income (1)	$571	—	151		2,574	$3,296	386	(1,447)	$2,235
Interest expense, net of capitalized interest	$14,239	7,027	3,946		5,773	$30,985	184	—	$31,169
Income tax provision (benefit)	$(1,132)	(2,008)	(1,553)		1,345	$(3,348)	640	(56)	$(2,764)
Equity in earnings of affiliates	$—	—	—		782	$782	—	558	$1,340
Net financial earnings (loss)	$(6,139)	(6,714)	(2,244)		4,140	$(10,957)	881	1,177	$(8,899)
Capital expenditures	$110,302	37,013	—		10,917	$158,232	252	—	$158,484
(1)Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.
(2)The amortization of acquired wholesale energy contracts is excluded above and is included in natural gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information related to the Company's various reporting segments and other business operations during the nine months ended June 30, 2025 and 2024, are as follows:

	Segments
(Thousands)	NJNG	CEV	ES		S&T	Subtotal	HSO	Elims	Total
2025
Operating revenues
External customers	$1,156,558	46,403	371,548		79,023	$1,653,532	46,802	—	$1,700,334
Intercompany	$881	—	—		41	$922	287	(1,209)	$—
Depreciation and amortization	$103,784	17,701	139		17,843	$139,467	830	(1)	$140,296
Interest income (1)	$1,934	530	109		6,927	$9,500	898	(3,844)	$6,554
Interest expense, net of capitalized interest	$50,897	18,940	10,040		17,527	$97,404	708	—	$98,112
Income tax provision	$63,980	10,994	14,088		4,095	$93,157	1,510	(832)	$93,835
Equity in earnings of affiliates	$—	—	—		3,030	$3,030	—	1,345	$4,375
Net financial earnings (loss)	$221,518	37,315	39,400		13,905	$312,138	418	832	$313,388
Capital expenditures	$306,638	117,978	—		18,289	$442,905	598	—	$443,503
2024
Operating revenues
External customers	$913,729	59,268	311,846		70,031	$1,354,874	45,885	—	$1,400,759
Intercompany	$1,012	—	(4,875)		1,348	$(2,515)	210	2,305	$—
Depreciation and amortization	$82,872	20,834	158	(2)	18,619	$122,483	808	(2,022)	$121,269
Interest income (1)	$1,666	—	422		7,462	$9,550	1,074	(4,327)	$6,297
Interest expense, net of capitalized interest	$43,840	21,656	10,585		17,574	$93,655	608	—	$94,263
Income tax provision (benefit)	$34,000	(471)	11,247		2,996	$47,772	1,108	5,239	$54,119
Equity in earnings of affiliates	$—	—	—		1,860	$1,860	—	1,878	$3,738
Net financial earnings (loss)	$152,400	(1,808)	43,231		9,761	$203,584	665	(2,128)	$202,121
Capital expenditures	$287,727	74,096	—		32,225	$394,048	1,738	—	$395,786
(1)Included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.
(2)The amortization of acquired wholesale energy contracts is excluded above and is included in natural gas purchases - nonutility on the Unaudited Condensed Consolidated Statements of Operations.

The Company's assets for the various reporting segments and other business operations are detailed below:

	Segments						Intercompany
(Thousands)	NJNG	CEV	ES	S&T	Subtotal	HSO	Assets (1)	Total
June 30, 2025	$5,039,492	1,199,871	119,101	1,026,379	$7,384,843	127,208	(237,890)	$7,274,161
September 30, 2024	$4,789,835	1,157,573	108,710	1,025,457	$7,081,575	159,444	(259,374)	$6,981,645
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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Chief Executive Officer, who uses NFE as a measure of profit or loss in measuring the results of the Company's reporting segments and other business operations, is the chief operating decision maker of the Company. A reconciliation of consolidated NFE to consolidated net income is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2025	2024	2025	2024
Net financial earnings (loss)	$6,198	$(8,899)	$313,388	$202,121
Less:
Unrealized loss (gain) on derivative instruments and related transactions	10,766	3,803	(10,072)	23,860
Tax effect	(2,559)	(903)	2,394	(5,670)
Effects of economic hedging related to natural gas inventory	16,924	(385)	747	(19,458)
Tax effect	(4,022)	91	(178)	4,624
NFE tax adjustment	140	69	(58)	116
Net (loss) income	$(15,051)	$(11,574)	$320,555	$198,649

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

ES may periodically enter into storage or park and loan agreements with Steckman Ridge. As of June 30, 2025, ES has entered into transactions with Steckman Ridge for varying terms, all of which expire by March 31, 2027.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2025	2024	2025	2024
NJNG	$1,075	$1,541	$4,086	$4,781
ES	193	188	566	626
Total	$1,268	$1,729	$4,652	$5,407

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	June 30, 2025	September 30, 2024
NJNG	$540	$775
ES	106	100
Total	$646	$875

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

NJNG and CEV entered into a 15-year sublease and PPA related to an onsite solar array and the related energy output at the Company’s headquarters in Wall, New Jersey, with an expiration date of March 1, 2036, the effects of which are immaterial to the Unaudited Condensed Consolidated Financial Statements.

NJNG entered into 16-year lease agreements, as Lessor, with various NJR subsidiaries, as Lessees, for office space at the Company’s headquarters in Wall, New Jersey, each with an expiration date of July 1, 2037, the effects of which are eliminated in consolidation.

NJNG and CEV entered into a 20-year sublease and PPA related to an onsite solar array and the related energy output at the Company’s liquefied natural gas plant in Howell, New Jersey, with an expiration date of June 1, 2042, the effects of which are immaterial to the Unaudited Condensed Consolidated Financial Statements.

On January 3, 2025, Adelphia and ES entered into a transportation agreement for committed capacity of 10,000 Dekatherms per day, which expired on February 28, 2025, and was not renewed.

The intercompany profits for certain transactions between NJNG and ES and NJNG and Adelphia are not eliminated in accordance with ASC 980, Regulated Operations.

16. DISPOSITIONS

On November 25, 2024, CEV completed the sale of its residential solar asset portfolio to a third party, which primarily includes residential solar energy projects and host customer contracts, included in The Sunlight Advantage® program, for a purchase price of $132.5M. The transaction also included a post-closing working capital adjustment and is subject to a transition services agreement.

CEV currently has certain residential solar energy projects that are under contract and in various stages of development that will transfer to the buyer once the assets become operational. The value of these unsold projects is considered immaterial to the Company’s Unaudited Condensed Consolidated Financial Statements. The transfer of these projects commenced in January 2025 and is expected to continue throughout fiscal 2025. As of June 30, 2025, CEV received approximately $4.4M related to the transfer of these assets.

During the three and nine months ended June 30, 2025, the Company recognized a pre-tax gain on sale of assets of approximately $0.5M and $56.1M, respectively, on the Unaudited Condensed Consolidated Statements of Operations.

Also, in connection with the sale, CEV entered into an agreement with the buyer to leaseback certain residential solar energy projects that have not yet passed the fifth anniversary of their placed-in-service dates. The assets are subject to leaseback until the fifth anniversary of the applicable placed-in-service date of the project. The impact of these transactions is considered immaterial to the Company’s Unaudited Condensed Consolidated Financial Statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Net (loss) income by reporting segment and other business operations, which are discussed in more detail within the operating results sections of each reporting segment and other business operations, are as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2025		2024		2025		2024
Net income (loss)
NJNG	$10,079	(67)%	$(6,139)	53%	$221,518	69%	$152,400	77%
CEV	(6,857)	45	(6,714)	58	37,315	12	(1,808)	(1)
ES	(24,983)	166	(4,919)	43	46,567	15	36,042	18
S&T	5,898	(39)	4,140	(36)	13,905	4	9,761	5
HSO	481	(3)	881	(8)	418	—	665	—
Eliminations (1)	331	(2)	1,177	(10)	832	—	1,589	1
Total	$(15,051)	100%	$(11,574)	100%	$320,555	100%	$198,649	100%
(1)    Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated net loss increased approximately $3.5M during the three months ended June 30, 2025, compared with the three months ended June 30, 2024, due primarily to the following factors:
•$20.1M increase in net loss at ES due primarily to lower operating revenues related to the AMAs along with higher natural gas purchase prices; partially offset by
•$16.2M increase in earnings at NJNG due primarily to an increase in base rates, effective November 21, 2024.

Consolidated net income increased approximately $121.9M during the nine months ended June 30, 2025, compared with the nine months ended June 30, 2024, due primarily to the following factors:
•$69.1M increase in earnings at NJNG due primarily to an increase in base rates;
•$39.1M increase at CEV due primarily to the gain on the sale of the residential solar asset portfolio; and
•$10.5M increase at ES due primarily to higher operating revenues related to increased natural gas prices, partially offset by decreased AMA revenues along with higher natural gas purchase prices.

The primary drivers of the changes noted above are described in more detail in the individual reporting segment and other business operations discussions.

Assets by reporting segment and operations are as follows:

(Thousands)	June 30, 2025		September 30, 2024
Assets
NJNG	$5,039,492	69%	$4,789,835	69%
CEV	1,199,871	16	1,157,573	17
ES	119,101	2	108,710	1
S&T	1,026,379	14	1,025,457	15
HSO	127,208	2	159,444	2
Intercompany assets (1)	(237,890)	(3)	(259,374)	(4)
Total	$7,274,161	100%	$6,981,645	100%
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated assets increased approximately $292.5M as of June 30, 2025, compared with September 30, 2024, due primarily to a $209.3M increase in utility plant expenditures, net and an $80.8M increase in customer receivables at NJNG.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2025	2024	2025	2024
Net (loss) income	$(15,051)	$(11,574)	$320,555	$198,649
Add:
Unrealized loss (gain) on derivative instruments and related transactions	10,766	3,803	(10,072)	23,860
Tax effect	(2,559)	(903)	2,394	(5,670)
Effects of economic hedging related to natural gas inventory (1)	16,924	(385)	747	(19,458)
Tax effect	(4,022)	91	(178)	4,624
NFE tax adjustment	140	69	(58)	116
Net financial earnings (loss)	$6,198	$(8,899)	$313,388	$202,121
Basic (loss) earnings per share	$(0.15)	$(0.12)	$3.20	$2.02
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.11	0.04	(0.10)	0.24
Tax effect	(0.03)	(0.01)	0.02	(0.06)
Effects of economic hedging related to natural gas inventory (1)	0.17	—	0.01	(0.20)
Tax effect	(0.04)	—	—	0.05
NFE tax adjustment	—	—	—	—
Basic net financial earnings (loss) per share	$0.06	$(0.09)	$3.13	$2.05
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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NFE by reporting segment and other business operations, which are discussed in more detail within the operating results sections of each reporting segment and other business operations, is summarized as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2025		2024		2025		2024
Net financial earnings (loss)
NJNG	$10,079	163%	$(6,139)	69%	$221,518	71%	$152,400	76%
CEV	(6,857)	(111)	(6,714)	75	37,315	12	(1,808)	(1)
ES	(3,734)	(60)	(2,244)	25	39,400	13	43,231	21
S&T	5,898	95	4,140	(46)	13,905	4	9,761	5
HSO	481	8	881	(10)	418	—	665	—
Eliminations (1)	331	5	1,177	(13)	832	—	(2,128)	(1)
Total	$6,198	100%	$(8,899)	100%	$313,388	100%	$202,121	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated NFE increased approximately $15.1M during the three months ended June 30, 2025, compared with the three months ended June 30, 2024, due primarily to a $16.2M increase in earnings at NJNG due to the increase in base rates, as previously discussed.

Consolidated NFE increased approximately $111.3M during the nine months ended June 30, 2025, compared with the nine months ended June 30, 2024, due primarily to the following factors:
•$69.1M increase at NJNG, as previously discussed; and
•$39.1M increase at CEV, as previously discussed.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Base Rate Case

In January 2024, NJNG filed a base rate case with the BPU requesting a natural gas revenue increase of approximately $222.6M including a recovery of infrastructure investments, a change in the Company’s overall rate of return on rate base to 7.57% and a change in the return on common equity to 10.42%. On November 21, 2024, the BPU issued an order adopting a stipulation of settlement approving a $157.0M increase to base rates, effective November 21, 2024. The increase includes an overall rate of return on rate base of 7.08%, return on common equity of 9.6%, a common equity ratio of 54.0% and a composite depreciation rate of 3.21%.

Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant expenditures associated with customer growth and its associated pipeline integrity management and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals, for the nine months ended June 30, 2025, and estimates of expected investments for fiscal 2025 and 2026:

$ (Millions)
$0
$25
$50
$75
$100
$125
$150
$175
$200
$112.5
$105.0
$82.6
$140.0
$210.0
$121.6
$30.0
$24.0
$—
$50.0
$42.4
$10.0
$37.5
$52.5
$32.6
$27.5
$50.0
$6.9
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

Infrastructure Investment Program

In October 2020, the BPU approved NJNG’s five-year IIP filing for $150.0M of transmission and distribution investments, effective November 1, 2020, which will be recovered through annual filings to adjust base rates. On July 25, 2025, NJNG submitted a filing with the BPU to extend the IIP through June 30, 2026.

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

NJNG's total customers include the following:

	June 30, 2025	June 30, 2024
Firm customers
Residential	534,561	527,110
Commercial, industrial & other	32,464	32,318
Residential transport	13,266	14,607
Commercial transport	7,897	7,962
Total firm customers	588,188	581,997
Other	117	103
Total customers	588,305	582,100

During the nine months ended June 30, 2025, NJNG added 5,659 new customers. NJNG expects new customer additions, and those customers who added additional natural gas services to their premises to contribute approximately $6.7M of incremental Utility Gross Margin on an annualized basis.

Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives designed to encourage the installation of high-efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a three- to 10-year period through a tariff rider mechanism. In March 2021, the BPU approved a three-year SAVEGREEN program consisting of approximately $126.1M of direct investment, $109.4M in financing options, and $23.4M in O&M. On October 30, 2024, the BPU approved a settlement of the new SAVEGREEN program effective from January 1, 2025 to June 30, 2027, consisting of $205.0M of direct investment, $160.5M in financing options and $20.1M in O&M, which totals approximately $385.6M, with expected recoveries through September 30, 2025, of approximately $12.3M.

On December 18, 2024, the BPU approved NJNG's annual SAVEGREEN filing for the recovery of costs, which increased annual recoveries by approximately $3.1M, effective January 1, 2025.

On May 30, 2025, NJNG's annual SAVEGREEN cost recovery filing was submitted to the BPU, requesting an increase to annual recoveries of approximately $17.3M, effective October 1, 2025.

The following table summarizes loans, grants, rebates and related investments as of:

(Thousands)	June 30, 2025	September 30, 2024
Loans	$246,900	$212,800
Grants, rebates and related investments	241,300	202,500
Total	$488,200	$415,300

Program recoveries from customers during the nine months ended June 30, 2025 and 2024, were approximately $13.0M and $22.6M, respectively. The recovery includes a weighted average cost of capital that ranges from 6.9% to 7.08%, with a return on equity of 9.6%.

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

NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2025	2024	2025	2024
Weather (1)	$9,858	$3,380	$22,120	$36,907
Usage	(3,572)	1,906	(3,524)	8,588
Total	$6,286	$5,286	$18,596	$45,495
(1)Compared with the 20-year average, weather was 17.8% and 4.9% warmer-than-normal during the three and nine months ended June 30, 2025, respectively, and 12.6% and 11.0% warmer-than-normal during the three and nine months ended June 30, 2024, respectively.

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

On May 21, 2025, the BPU approved on a final basis, NJNG’s 2025 BGSS/CIP filing, which included a decrease of approximately $31.0M to the annual revenues credited to BGSS, an annual increase of approximately $40.3M related to its balancing charge and a decrease of approximately $0.8M to CIP rates, effective October 1, 2024.

On May 30, 2025, the 2026 BGSS/CIP filing was submitted to the BPU requesting an increase of approximately $63.3M to annual revenues related to BGSS, an annual increase of approximately $6.1M related to its balancing charge and a decrease of approximately $25.5M to CIP rates, effective October 1, 2025. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers, and balancing charge revenues are credited to BGSS.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of Utility Gross Margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply and transportation and storage assets. Depending on the program, NJNG shares 80% or 85% of Utility Gross Margin generated by these programs with firm customers. Utility Gross Margin from incentive programs was approximately $3.9M and $2.9M during the three months ended June 30, 2025 and 2024, respectively, and approximately $14.5M and $16.2M during the nine months ended June 30, 2025 and 2024, respectively.

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
(1) Data sourced from Standard & Poor's Financial Services, LLC Global Platts.

The maximum price per MMBtu was $40.02 and $20.98 and the minimum price was $1.05 and $0.89 for the nine months ended June 30, 2025 and 2024, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Operating Results and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On June 27, 2025, NJNG submitted its annual USF filing to the BPU requesting a decrease to annual recoveries of approximately $0.5M, effective October 1, 2025.

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs periodically, and at least annually, and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of approximately $155.9M as of June 30, 2025, a decrease of approximately $5.8M compared with September 30, 2024. See Note 13. Commitments and Contingent Liabilities for more details.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 4. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2025	2024	2025	2024
Operating revenues (1)	$205,029	$158,110	$1,157,439	$914,741
Operating expenses
Natural gas purchases (2)(3)	74,941	55,699	480,244	380,818
Operation and maintenance	61,849	64,514	175,200	178,773
Regulatory rider expense (4)	10,979	8,343	81,956	56,761
Depreciation and amortization	35,987	28,491	103,784	82,872
Total operating expenses	183,756	157,047	841,184	699,224
Operating income	21,273	1,063	316,255	215,517
Other income, net	7,479	5,905	20,140	14,723
Interest expense, net of capitalized interest	16,184	14,239	50,897	43,840
Income tax provision (benefit)	2,489	(1,132)	63,980	34,000
Net income (loss)	$10,079	$(6,139)	$221,518	$152,400
(1)Includes nonutility revenue of approximately $0.2M and $0.3M during the three months ended June 30, 2025 and 2024, respectively, and $0.9M and $1.0M for the nine months ended June 30, 2025 and 2024, respectively, for lease agreements with various NJR subsidiaries leasing office space from NJNG at the Company’s headquarters, which are eliminated in consolidation.
(2)Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.
(3)Includes related party transactions of approximately $1.6M and $2.3M during the three months ended June 30, 2025 and 2024, respectively, and $6.3M and $7.0M during nine months ended June 30, 2025 and 2024, respectively, a portion of which is eliminated in consolidation.
(4)Consists of expenses associated with state-mandated programs, the RAC and energy efficiency programs, which are calculated on a per-therm basis. These expenses are passed through to customers and are offset by corresponding revenues.

Operating Revenues and Natural Gas Purchases

Operating revenues increased 29.7% and natural gas purchases increased 34.5% during the three months ended June 30, 2025, compared with the three months ended June 30, 2024. Operating revenues increased 26.5% and natural gas purchases increased 26.1% during the nine months ended June 30, 2025, compared with the nine months ended June 30, 2024.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The factors contributing to the increases and decreases in operating revenues and natural gas purchases are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025 v. 2024		2025 v. 2024
(Thousands)	Operating revenues	Natural gas purchases	Operating revenues	Natural gas purchases
Base rate impact	20,463	—	$103,800	$—
BGSS incentives	$16,402	$15,394	66,117	67,767
Firm sales	4,712	252	65,194	20,353
Average BGSS rates	1,568	1,568	8,809	8,809
CIP adjustments	1,000	—	(26,899)	—
Riders and other (1)	2,774	2,028	25,677	2,497
Total increase	$46,919	$19,242	$242,698	$99,426
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

Utility Gross Margin

A reconciliation of gross margin, the closest GAAP financial measure to NJNG's Utility Gross Margin, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2025	2024	2025	2024
Operating revenues	$205,029	$158,110	$1,157,439	$914,741
Less:
Natural gas purchases	74,941	55,699	480,244	380,818
Operation and maintenance (1)	34,719	35,709	90,238	91,050
Regulatory rider expense	10,979	8,343	81,956	56,761
Depreciation and amortization	35,987	28,491	103,784	82,872
Gross margin	48,403	29,868	401,217	303,240
Add:
Operation and maintenance (1)	34,719	35,709	90,238	91,050
Depreciation and amortization	35,987	28,491	103,784	82,872
Utility Gross Margin	$119,109	$94,068	$595,239	$477,162
(1)Excludes SG&A of approximately $27.1M and $28.8M for the three months ended June 30, 2025 and 2024, respectively, and $85.0M and $87.7M for the nine months ended June 30, 2025 and 2024, respectively.

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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The following provides more information on the components of Utility Gross Margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility Gross Margin/Throughput
Residential	$74,131	6.2	$59,036	6.2	$419,817	44.3	$330,568	41.1
Commercial, industrial and other	19,924	1.2	15,468	1.2	80,901	8.3	64,975	7.7
Firm transportation	19,666	1.9	15,499	2.0	76,750	10.3	62,753	10.3
Total utility firm gross margin/throughput	113,721	9.3	90,003	9.4	577,468	62.9	458,296	59.1
BGSS incentive programs	3,926	15.1	2,919	12.3	14,535	51.6	16,186	76.6
Interruptible/off-tariff agreements	1,462	9.9	1,146	9.7	3,236	19.2	2,680	16.3
Total Utility Gross Margin/Throughput	$119,109	34.3	$94,068	31.4	$595,239	133.7	$477,162	152.0

Utility Firm Gross Margin

Utility firm gross margin increased approximately $23.7M and $119.2M during the three and nine months ended June 30, 2025, compared with the three and nine months ended June 30, 2024, respectively, due primarily to an increase in base rates, effective November 21, 2024.

BGSS Incentive Programs

The factors contributing to the change in Utility Gross Margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2025 v. 2024	2025 v. 2024
Storage	$641	$(1,215)
Off-system sales	320	(175)
Capacity release	46	(260)
Total increase (decrease)	$1,007	$(1,650)

BGSS incentive programs increased during the three months ended June 30, 2025, compared with the three months ended June 30, 2024, due primarily to increased margins from storage and off-system sales. BGSS incentive programs decreased during the nine months ended June 30, 2025, compared with the nine months ended June 30, 2024, due primarily to decreased margins from storage due to timing differences.

Net Income

Net income increased approximately $16.2M during the three months ended June 30, 2025, compared with the three months ended June 30, 2024, due primarily to the following factors:
•$25.0M increase in Utility Gross Margin, as previously discussed; partially offset by
•$7.5M increase in depreciation expense as a result of additional utility plant being placed into service.

Net income increased approximately $69.1M during the nine months ended June 30, 2025, compared with the nine months ended June 30, 2024, due primarily to the following factors:
•$118.1M increase in Utility Gross Margin, as previously discussed; partially offset by
•$20.9M increase in depreciation expense, as previously discussed; and
•$30.0M increase in income tax expense related to higher operating income.

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

The primary contributors toward the value of qualifying clean energy projects are tax incentives, RECs and electricity sales. Changes in the laws and regulations related to the ITC and/or relevant state legislation and regulatory policies affecting the market for solar renewable energy credits could significantly affect future results.

On July 4, 2025, OBBBA was signed into law, which modifies several pre-existing provisions of the Inflation Reduction Act, including the phase-out of certain clean energy tax credits. To be eligible for ITCs, solar facilities must be placed in service by December 31, 2027, unless construction begins before July 4, 2026, and must satisfy the prohibited foreign entity material assistance requirements, unless construction begins before December 31, 2025.

On July 7, 2025, a federal executive order was issued directing the Secretary of the Treasury to release guidance that could potentially modify the beginning of construction requirements for solar facilities.

The Company continues to evaluate the provisions of OBBBA, as well as the foregoing federal executive order, on its business. There has been no material impact on CEV’s operations or financial position as a result of these developments to date. The Company will continue to assess these and further developments for potential impacts in future periods.

CEV placed two commercial solar projects in service totaling 19.3 MWs during the three months ended June 30, 2025, with related expenditures of approximately $55.0M. CEV placed five commercial solar projects in service totaling 32.0 MWs during the nine months ended June 30, 2025, with related expenditures of approximately $83.7M. CEV placed one commercial solar project in service totaling 2.3 MWs during the three months ended June 30, 2024, with related expenditures of approximately $10.9M. CEV placed two commercial solar projects in service totaling 5.1 MWs during the nine months ended June 30, 2024, with related expenditures of approximately $18.8M. These projects are subject to sale leaseback arrangements.

CEV has approximately 418 MW of commercial solar capacity in service. Projects that were placed in service through December 31, 2019, qualified for a 30% federal ITC. The credit declined to 26% for property under construction during 2020 through the end of 2022. In August 2022, the federal ITC was restored to 30% through the end of 2032. There are additional opportunities to increase the credit amount for certain facilities that are placed in service after December 31, 2022, based upon the type of project and location.

CEV may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to seven years. The Company will continue to operate the solar assets and is responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. ITCs and other tax attributes associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first five years of in-service life, CEV recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. CEV received proceeds of approximately $74.5M during the three months ended June 30, 2025, and approximately $100.3M and $24.4M during the nine months ended June 30, 2025 and 2024, respectively, in connection with the sale leaseback of commercial solar assets. There were no proceeds received during the three months ended June 30, 2024.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
CEV operated a residential solar program, as part of The Sunlight Advantage®, which provided qualifying homeowners with the opportunity to have a solar system installed at their home with no installation or maintenance expenses. CEV owned, operated and maintained the system over the life of the lease in exchange for monthly lease payments. On November 25, 2024, CEV completed the sale of its 91 MW residential solar portfolio, and related assets and liabilities included in The Sunlight Advantage® program to a third party for a purchase price of $132.5M. See Note 16. Dispositions for more details.

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

REC activity during the nine months ended, consisted of the following:

	Beginning inventory balance	RECs		Ending inventory balance	Average
		Generated	Delivered		Sale Price
June 30, 2025
SRECs	126,928	231,877	(87,657)	271,148	$205
TRECs (1)	11,237	65,257	(59,191)	17,303	$145
SREC IIs (1)	5,022	12,519	(12,036)	5,505	$91
June 30, 2024
SRECs	144,138	267,155	(124,323)	286,970	$211
TRECs (1)	10,120	63,799	(59,663)	14,256	$141
SREC IIs (1)	6,013	12,259	(8,326)	9,946	$89
(1)TREC and SREC II inventory balances are due primarily to the timing of generation and when RECs are delivered to the state administrator.

CEV hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory of SRECs related to CEV's in-service solar assets at June 30, 2025:

Energy Year (1)	Percent of SRECs Hedged
2025	91%
2026	97%
2027	70%
2028	65%
2029	32%
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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

CEV’s financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2025	2024	2025	2024
Operating revenues	$12,030	$14,648	$46,403	$59,268
Operating expenses
Operation and maintenance	11,156	11,296	32,426	31,419
Depreciation and amortization	5,772	6,981	17,701	20,834
Gain on sale of assets	(545)	—	(56,092)	—
Total operating expenses	16,383	18,277	(5,965)	52,253
Operating (loss) income	(4,353)	(3,629)	52,368	7,015
Other income, net	2,057	1,934	14,881	12,362
Interest expense, net	6,629	7,027	18,940	21,656
Income tax (benefit) provision	(2,068)	(2,008)	10,994	(471)
Net (loss) income	$(6,857)	$(6,714)	$37,315	$(1,808)

Net loss remained relatively consistent during the three months ended June 30, 2025, compared with the three months ended June 30, 2024.

Net income increased approximately $39.1M during the nine months ended June 30, 2025, compared with the nine months ended June 30, 2024, due primarily to the following factors:
•$56.1M gain on the sale of the residential solar asset portfolio; partially offset by
•$12.9M decrease in operating revenues due to the timing of SREC sales and the sale of the residential solar assets; and
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

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and ES may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500M, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced in November 2021. NJR received a total of approximately $260M in cash from fiscal 2022 through fiscal 2024 and will receive approximately $34M per year from fiscal 2025 through fiscal 2031 under the agreements. ES recognized approximately $4.9M and $9.5M during the three months ended June 30, 2025 and 2024, respectively, and approximately $14.8M and $28.5M during the nine months ended June 30, 2025 and 2024, respectively, of operating revenue related to the AMAs on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling approximately $41.8M and $22.3M as of June 30, 2025 and September 30, 2024, respectively, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.
Operating Results

ES’s financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2025	2024	2025	2024
Operating revenues (1)	$38,850	$62,441	$371,548	$306,971
Operating expenses
Natural gas purchases (including demand charges (2)(3))	67,781	61,041	287,496	226,841
Operation and maintenance	1,279	4,187	14,352	22,934
Depreciation and amortization	30	45	139	158
Total operating expenses	69,090	65,273	301,987	249,933
Operating (loss) income	(30,240)	(2,832)	69,561	57,038
Other income, net	358	306	1,134	836
Interest expense, net	2,893	3,946	10,040	10,585
Income tax (benefit) provision	(7,792)	(1,553)	14,088	11,247
Net (loss) income	$(24,983)	$(4,919)	$46,567	$36,042
(1)Includes related party transactions of approximately $(4.9)M during the nine months ended June 30, 2024, which are eliminated in consolidation. There were no related party transactions during the three and nine months ended June 30, 2025 and the three months ended June 30, 2024.
(2)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to 10 years.
(3)Includes related party transactions of approximately $0.3M during both the three months ended June 30, 2025 and 2024, and $0.9M during both the nine months ended June 30, 2025 and 2024, a portion of which is eliminated in consolidation.

ES's portfolio of financial derivative instruments is composed of:

	Nine Months Ended
	June 30,
(in Bcf)	2025	2024
Net short futures and swaps contracts	5.5	6.9

During the nine months ended June 30, 2025 and 2024, the net short position resulted in unrealized gains of approximately $3.8M and $1.3M, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating revenues decreased approximately $23.6M during the three months ended June 30, 2025, compared with the three months ended June 30, 2024, due primarily to a 21% decrease in both natural gas prices and volumes along with a decrease in revenue related to the AMAs. Operating revenues increased approximately $64.6M during the nine months ended June 30, 2025, compared with the nine months ended June 30, 2024, due primarily to a 35% increase in natural gas prices, partially offset by a decrease in revenue related to the AMAs and a 11% decrease in volumes. Natural gas purchases increased approximately $6.7M and $60.7M during the three and nine months ended June 30, 2025, compared with the three and nine months ended June 30, 2024, respectively, due primarily to a 42% and 41% increase in natural gas purchase prices, respectively.

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

Net loss increased approximately $20.1M during the three months ended June 30, 2025, compared with the three months ended June 30, 2024, due primarily to the following factors:
•$23.6M decrease in operating revenues, as previously discussed; and
•$6.7M increase in natural gas purchases, as previously discussed; partially offset by
•$2.9M decrease in O&M due to lower employee related expenses; and
•$6.2M decrease in income tax expense related to lower operating income.

Net income increased approximately $10.5M during the nine months ended June 30, 2025, compared with the nine months ended June 30, 2024, due primarily to the following factors:
•$64.6M increase in operating revenues, as previously discussed; and
•$8.6M decrease in O&M due to lower employee related expenses; partially offset by
•$60.7M increase in natural gas purchases, as previously discussed; and
•$2.8M increase in income tax expense related to higher operating income.
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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Financial Margin

A reconciliation of gross margin, the closest GAAP financial measure, to ES's Financial Margin is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2025	2024	2025	2024
Operating revenues (1)	$38,850	$62,441	$371,548	$306,971
Less:
Natural gas purchases	67,781	61,041	287,496	226,841
Operation and maintenance (2)	1,020	3,814	13,482	21,605
Depreciation and amortization	30	45	139	158
Gross margin	(29,981)	(2,459)	70,431	58,367
Add:
Operation and maintenance (2)	1,020	3,814	13,482	21,605
Depreciation and amortization	30	45	139	158
Unrealized loss (gain) on derivative instruments and related transactions	10,766	3,804	(10,072)	28,736
Effects of economic hedging related to natural gas inventory (3)	16,924	(385)	747	(19,458)
Financial Margin	$(1,241)	$4,819	$74,727	$89,408
(1)Includes unrealized gains related to intercompany transactions between NJNG and ES that have been eliminated in consolidation of approximately $4.9M during the three and nine months ended June 30, 2024, respectively. There were no unrealized gains related to intercompany transactions between NJNG and ES during the three and nine months ended June 30, 2025.
(2)Excludes SG&A of approximately $0.3M and $0.4M during the three months ended June 30, 2025 and 2024, respectively, and $0.9M and $1.3M during the nine months ended June 30, 2025 and 2024, respectively.
(3)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

Financial Margin decreased approximately $6.1M and $14.7M during the three and nine months ended June 30, 2025, compared with the three and nine months ended June 30, 2024, respectively, due primarily to lower AMA related revenue.

Net Financial Earnings

A reconciliation of ES's net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2025	2024	2025	2024
Net (loss) income	$(24,983)	$(4,919)	$46,567	$36,042
Add:
Unrealized loss (gain) on derivative instruments and related transactions	10,766	3,804	(10,072)	28,736
Tax effect (1)	(2,559)	(904)	2,394	(6,829)
Effects of economic hedging related to natural gas inventory	16,924	(385)	747	(19,458)
Tax effect	(4,022)	91	(178)	4,624
Net income to NFE tax adjustment	140	69	(58)	116
Net financial (loss) earnings	$(3,734)	$(2,244)	$39,400	$43,231
(1)Includes taxes related to intercompany transactions between NJNG and ES that have been eliminated in consolidation of approximately $1.2M during the nine months ended June 30, 2024. There were no taxes related to intercompany transactions for the three and nine months ended June 30, 2025, and the three months ended June 30, 2024.

NFE decreased approximately $1.5M and $3.8M during the three and nine months ended June 30, 2025, compared with the three and nine months ended June 30, 2024, respectively due primarily to lower AMA related revenue, partially offset by lower O&M as previously discussed.

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

On September 30, 2024, Adelphia filed a Section 4 rate case with the FERC seeking approval to revise its transportation cost-of-service rates to reflect investments made in its pipeline system. On June 26, 2025, Adelphia reached a settlement in principle with customers participating in the rate case. Adelphia and the rate case participants plan to file an offer of settlement with the FERC during the fourth quarter of fiscal 2025, the results of which are considered immaterial to the Company’s Unaudited Condensed Consolidated Financial Statements.

S&T has a 50% ownership interest in Steckman Ridge, a storage facility located in western Pennsylvania that operates under market-based rates. As of June 30, 2025, our investment in Steckman Ridge was $101.0M.

Operating Results

The financial results of S&T are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2025	2024	2025	2024
Operating revenues (1)	$27,129	$24,475	$79,064	$71,379
Operating expenses
Natural gas purchases	366	220	705	847
Operation and maintenance	11,410	10,079	34,403	30,742
Depreciation and amortization	4,809	6,239	17,843	18,619
Total operating expenses	16,585	16,538	52,951	50,208
Operating income	10,544	7,937	26,113	21,171
Other income, net	2,059	2,539	6,384	7,300
Interest expense, net	5,741	5,773	17,527	17,574
Income tax provision	1,872	1,345	4,095	2,996
Equity in earnings of affiliates	908	782	3,030	1,860
Net income	$5,898	$4,140	$13,905	$9,761
(1)Includes related party transactions of approximately $1.3M during the nine months ended June 30, 2024, which are eliminated in consolidation. There were no related party transactions during the three and nine months ended June 30, 2025, and the three months ended June 30, 2024.

Net income remained relatively consistent during the three months ended June 30, 2025, compared with the three months ended June 30, 2024.

Net income increased approximately $4.1M during the nine months ended June 30, 2025, compared with the nine months ended June 30, 2024, due primarily to the following factors:
•$7.7M increase in operating revenues due to higher hub services at Leaf River; partially offset by
•$3.7M increase in O&M due to higher legal and consulting expenses.

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

Operating Results

The condensed financial results of HSO are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2025	2024	2025	2024
Operating revenues	$16,177	$16,356	$47,089	$46,095

Operation and maintenance	$14,709	$14,660	$44,592	$43,329
Income before income taxes	$1,168	$1,521	$1,928	$1,773
Income tax provision	687	640	1,510	1,108
Net income	$481	$881	$418	$665

Net income remained relatively consistent during the three and nine months ended June 30, 2025, compared with the three and nine months ended June 30, 2024.

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each reporting segment and other business operations and provides adequate financial flexibility for accessing capital markets as required. Our consolidated capital structure was as follows:

	June 30, 2025	September 30, 2024
Common stock equity	42%	39%
Long-term debt	52	52
Short-term debt	6	9
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $3.6M of equity through the DRP during both the three months ended June 30, 2025 and 2024, and $11.2M and $11.1M during the nine months ended June 30, 2025 and 2024, respectively.

During the three months ended June 30, 2024, we raised approximately $11.4M of equity by issuing approximately 262,000 shares through the waiver discount feature of the DRP. During the nine months ended June 30, 2025 and 2024, we raised approximately $19.9M and $47.3M of equity by issuing approximately 418,000 shares and 1,107,000 shares through the waiver discount feature of the DRP, respectively. There were no shares issued through the waiver discount feature during the three months ended June 30, 2025.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5M shares of common stock for repurchase. Since inception, we repurchased a total of approximately 17.8M of those shares and may repurchase an additional 1.7M shares under the approved program. There were no shares repurchased during the three and nine months ended June 30, 2025 and 2024.

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

We believe that as of June 30, 2025, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of June 30, 2025, NJR had a revolving credit facility totaling $575M, with $353.7M available under the facility.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250M NJNG Credit Facility. As of June 30, 2025, there was $142.6M available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program, as applicable, and the issuance of letters of credit. Short-term borrowings were as follows:

	Three Months Ended	Nine Months Ended
(Thousands)	June 30, 2025
NJR
Notes Payable to banks:
Balance at end of period	$199,950	$199,950
Weighted average interest rate at end of period	5.56%	5.56%
Average balance for the period	$167,605	$203,537
Weighted average interest rate for average balance	5.55%	5.68%
Month end maximum for the period	$199,950	$255,250
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$106,700	$106,700
Weighted average interest rate at end of period	4.61%	4.61%
Average balance for the period	$17,642	$63,943
Weighted average interest rate for average balance	4.63%	4.67%
Month end maximum for the period	$106,700	$143,900

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

As of June 30, 2025, NJR had 24 letters of credit outstanding totaling $21.4M, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during fiscal 2025, NJR’s average interest rate was 5.68%, resulting in interest expense of approximately $8.8M. Based on average borrowings of $203.5M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $1.5M during fiscal 2025.

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

As of June 30, 2025, NJNG had two letters of credit outstanding for $0.7M, which reduced the amount available under the NJNG Credit Facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during fiscal 2025, NJNG’s average interest rate was 4.67%, resulting in interest expense of $2.3M. Based on average borrowings of $63.9M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $0.5M during fiscal 2025.

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

Long-Term Debt

NJR

As of June 30, 2025, NJR's long-term debt consisted of approximately $1.1B in fixed-rate unsecured debt issuances, with maturities ranging from 2026 to 2034.

On November 7, 2024, NJR entered into a Note Purchase Agreement under which NJR issued $100M senior notes at a fixed interest rate of 5.55%, maturing in 2034.

Neither NJNG nor its assets are obligated or pledged to support NJR's long-term debt.

NJNG

As of June 30, 2025, NJNG's long-term debt consisted of approximately $1.6B in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2028 to 2061, and approximately $35.4M in sale leasebacks of natural gas meters with various maturities ranging from 2025 to 2031.

On April 15, 2025, NJNG's 10-year 2.82% $50M senior notes matured.

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

Sale Leaseback

NJNG received approximately $11.7M and $8.8M during the nine months ended June 30, 2025 and 2024, respectively, in connection with the sale leaseback of its natural gas meters. NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to repurchase the assets sold or renew the lease at the end of the term. As NJNG retains control of the natural gas meters, these arrangements do not qualify as a sale. NJNG uses the financing method to account for the transactions. NJNG continues to evaluate this sale leaseback program based on current market conditions. Natural gas meters are excluded from the lien on NJNG property under the Mortgage Indenture.

CEV enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to seven years. The Company has concluded that these arrangements do not qualify as a sale for accounting purposes, as the Company retains control of the underlying assets, and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. CEV continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the nine months ended June 30, 2025 and 2024, CEV received proceeds of approximately $100.3M and $24.4M, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

Contractual Obligations and Capital Expenditures

As of June 30, 2025, the Company had 26 outstanding letters of credit totaling approximately $22.1M, as previously mentioned and there were NJR guarantees covering approximately $133.5M of natural gas purchases and ES demand fee commitments, not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJNG's total capital expenditures are projected to be between $375M and $420M during fiscal 2025. Total capital expenditures spent or accrued during the nine months ended June 30, 2025, were approximately $310.1M. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of June 30, 2025, NJNG's future MGP expenditures are estimated to be approximately $155.9M. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.
During the nine months ended June 30, 2025, S&T had capital expenditures spent or accrued for Adelphia totaling approximately $5.4M and capital expenditures spent or accrued for Leaf River totaling approximately $11.0M. During fiscal 2025, we expect expenditures related to Adelphia to be between $5M and $15M and expenditures related to Leaf River to be between $15M and $20M.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
During the nine months ended June 30, 2025, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were approximately $129.9M. CEV's expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, CEV enters into agreements to install solar equipment for commercial projects. We estimate solar-related capital expenditures during fiscal 2025 to be between $165M and $220M.

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

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services and ES may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500M, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced in November 2021. NJR received a total of approximately $260M in cash from fiscal 2022 through fiscal 2024 and will receive approximately $34M per year from fiscal 2025 through fiscal 2031 under the agreements. ES recognized approximately $14.8M and $28.5M during the nine months ended June 30, 2025 and 2024, respectively, of operating revenue related to the AMAs on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue totaling approximately $41.8M and $22.3M as of June 30, 2025 and September 30, 2024, respectively, are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets.

Cash Flows

Operating Activities

Cash flows from operating activities during the nine months ended June 30, 2025, totaled approximately $385.2M, compared with approximately $362.9M during the nine months ended June 30, 2024. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

Cash flows from operating activities increased approximately $22.3M during the nine months ended June 30, 2025, compared with the nine months ended June 30, 2024, due primarily to higher base rates along with the changes in the mix of working capital components.

Investing Activities

Cash flows used in investing activities decreased approximately $86.7M during the nine months ended June 30, 2025, compared with the nine months ended June 30, 2024, due primarily to proceeds from the sale of the CEV's residential solar asset portfolio, partially offset by increased utility plant and solar asset expenditures.

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

Cash flows (used in) from financing activities increased approximately $130.2M during the nine months ended June 30, 2025, compared with the nine months ended June 30, 2024, due primarily to increased payments of long-term debt of approximately $100.8M, along with lower proceeds from long-term debt and the waiver discount feature of the DRP of approximately $75M and $27.4M, respectively, partially offset by higher proceeds from solar sale leasebacks and net short-term debt of $75.9M and $12.2M, respectively.

Credit Ratings

The table below summarizes NJNG's credit ratings as of June 30, 2025, issued by two rating entities, Moody's and Fitch:

	Moody's	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-2	F-2
Senior Secured	A1	A+
Ratings Outlook	Stable	Stable

The Moody's ratings and outlook were reaffirmed on June 27, 2025. The Fitch ratings and outlook were reaffirmed on April 4, 2025. NJNG's Moody's and Fitch ratings are investment-grade ratings. NJR is not rated by Moody’s or Fitch.

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

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase (Decrease)	Less	Balance
(Thousands)	September 30, 2024	in Fair Market Value	Amounts Settled	June 30, 2025
NJNG	$(2)	1,882	1,743	$137
ES	3,135	3,201	2,507	3,829
Total	$3,133	5,083	4,250	$3,966

There were no changes in methods of valuations during the nine months ended June 30, 2025.

The following is a summary of fair market value of financial derivatives as of June 30, 2025, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2025	2026	2027 - 2029	After 2029	Total Fair Value
Price based on ICE	$463	3,209	279	15	$3,966

The following is a summary of financial derivatives by type as of June 30, 2025:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	25.8	$1.85 - $5.00	$137
ES	Futures	(5.5)	$2.11 - $5.19	3,829
Total				$3,966

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2024	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2025
NJNG - Prices based on other external data	$(558)	(7,226)	(7,895)	$111
ES - Prices based on other external data	(12,717)	8,224	(1,167)	(3,326)
Total	$(13,275)	998	(9,062)	$(3,215)

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10% movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $3.5M. This analysis does not include potential changes to reported credit adjustments embedded in the $4.2M reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(1,743)	$(3,485)	$(5,227)	$(6,969)
Ending derivative fair value	$4,180	$2,437	$695	$(1,047)	$(2,789)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$1,743	$3,485	$5,227	$6,969
Ending derivative fair value	$4,180	$5,923	$7,665	$9,407	$11,149

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of June 30, 2025. Gross credit exposure for ES is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for S&T is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

ES's, CEV's and S&T's counterparty credit exposure as of June 30, 2025, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$101,487	$98,252
Noninvestment grade	6,608	1,863
Internally rated investment grade	12,701	11,171
Internally rated noninvestment grade	20,939	12,205
Total	$141,735	$123,491

NJNG's counterparty credit exposure as of June 30, 2025, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$7,404	$4,199
Noninvestment grade	3,673	—
Internally rated investment grade	2,055	—
Internally rated noninvestment grade	275	23
Total	$13,407	$4,222

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

Information regarding NJR's interest rate risk can be found in Item 3. Quantitative and Qualitative Disclosures About Market Risks and the Liquidity and Capital Resources - Debt section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Effects of Inflation

Any change in price levels has an effect on operating results due to the capital-intensive and regulated nature of our utility subsidiary. The Company’s operations are sensitive to increases in the rate of inflation because of its operational and capital spending requirements in both its regulated and non-regulated businesses. We attempt to minimize the effects of inflation through cost control, productivity improvements and regulatory actions, when appropriate. See Item 1A. Risk Factors of our 2024 Annual Report on Form 10-K for additional information related to the impact of recent increases in inflation rates.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2024, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended June 30, 2025, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended June 30, 2025:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
4/1/25 - 4/30/25	—	—	—	1,685,053
5/1/25 - 5/31/25	—	—	—	1,685,053
6/1/25 - 6/30/25	—	—	—	1,685,053
Total	—	—	—	1,685,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of June 30, 2025, included 19.5M shares of common stock for repurchase, of which, approximately 1.7M shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

New Jersey Resources Corporation
Part II
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended June 30, 2025, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	August 5, 2025
By:/s/ Stephen M. Skrocki
Stephen M. Skrocki
Corporate Controller (Principal Accounting Officer)