Form 10-K
period 2025-09-30
NEW JERSEY RESOURCES CORP
filed 2025-11-20
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
OR
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

The aggregate market value of the registrant’s common stock held by non-affiliates was $4,899,102,123 based on the closing price of $49.06 per share on March 31, 2025, as reported on the New York Stock Exchange.

The number of shares outstanding of $2.50 par value common stock as of November 17, 2025 was 100,743,847.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareowners (Proxy Statement) to be held on January 21, 2026, are incorporated by reference into Part I and Part III of this report.

New Jersey Resources Corporation

TABLE OF CONTENTS
i

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS

Adelphia	Adelphia Gateway, LLC
ADI	Administratively Determined Incentive
Adjusted EBITDA
A non-GAAP financial measure, which represents net income, including equity in earnings of affiliates, before interest, income taxes, depreciation and amortization, and other income, net, which includes non-cash earnings of AFUDC

AFUDC	Allowance for Funds Used During Construction
AMA	Asset Management Agreement
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B	Billion
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CEO	Chief Executive Officer
CIO	Chief Information Officer
CIP	Conservation Incentive Program
Clean Energy Ventures or CEV	Clean Energy Ventures segment
CME	Chicago Mercantile Exchange
CODM	Chief Operating Decision Maker
CR&R	Commercial Realty & Resources Corp.
CSI	Competitive Solar Incentive
Degree-day	The measure of the variation in the weather based on the extent to which the average daily temperature falls below 65 degrees Fahrenheit
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
Dths	Dekatherms
EDECA	Electric Discount and Energy Competition Act
EE	Energy Efficiency
EMP	New Jersey Energy Master Plan
Energy Services or ES	Energy Services segment
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Financial Margin
A non-GAAP financial measure, which represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes certain operations and maintenance expense and depreciation and amortization, as well as any accounting impact from the change in the fair value of certain derivative instruments

Fitch	Fitch Ratings Company
FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles in the United States
GWRA	Global Warming Response Act of 2007
HCCTR	Health Care Cost Trend Rate
Home Services and Other or HSO	Home Services and Other Operations
ICE	Intercontinental Exchange
IIP	Infrastructure Investment Program
Inflation Reduction Act	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
LDCC	Leadership Development and Compensation Committee
Leaf River	Leaf River Energy Center LLC
LNG	Liquefied Natural Gas
M	Million
MGP	Manufactured Gas Plant
MMBtu	Million British Thermal Units
Moody’s	Moody’s Investors Service, Inc.

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014, as amended
MW	Megawatts per Direct Current
MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
NAV	Net Asset Value
NFE	Net Financial Earnings
NJCEP	New Jersey’s Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company or our Natural Gas Distribution segment
NJNG Credit Facility	The $250M unsecured committed credit facility expiring in August 2029
NJR Credit Facility	The $575M unsecured committed credit facility expiring in August 2029
NJR or The Company	New Jersey Resources Company
NJR Retail	NJR Retail Company
NJRCEV	NJR Clean Energy Ventures Corporation
NJRES	NJR Energy Services Company, LLC
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with GAAP
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
O&M	Operations and Maintenance Expenses
OBBBA	The One Big Beautiful Bill Act of 2025
OPEB	Other Postemployment Benefit Plans
PBO	Projected Benefit Obligation
PennEast	PennEast Pipeline Company, LLC
PEP	Pension Equalization Plan
PIM	Pipeline Integrity Management
PPA	Power Purchase Agreement
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
Savings Plan	Employees’ Retirement Savings Plan
SBC	Societal Benefits Charge
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, General and Administrative expenses
SREC	Solar Renewable Energy Certificate
S&P	Standard & Poor’s Financial Services, LLC
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Storage and Transportation or S&T	Storage and Transportation segment
SVP	Senior Vice President
TETCO	Texas Eastern Transmission
TREC	Transition Renewable Energy Certificate
Trustee	U.S. Bank National Association
TSR	Total Shareholder Return
U.S.	The United States of America
Union	International Brotherhood of Electrical Workers Local 1820
USF	Universal Service Fund
Utility Gross Margin	A non-GAAP financial measure, which represents operating revenues less natural gas purchases, sales tax, and regulatory rider expense, and excludes certain operations and maintenance expense and depreciation and amortization

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
We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, eligibility for ITCs, RECs, future rate case proceedings, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate, and other matters for fiscal 2026 and thereafter are subject to many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors, as well as the following, which are neither presented in order of importance nor weighted:

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
•impacts of inflation, including the current inflationary environment and increased natural gas costs;
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
•the impact of events causing volatility in the equity and credit markets on our access to capital or on our suppliers or customers, including monetary, fiscal and regulatory policies of the U.S. government, including with respect to tariffs and trade restrictions; natural disasters, pandemic illness and other extreme events and risks; and political and economic disruption and uncertainty related to international conflicts and the international community’s responses to such events;
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
•risks associated with keeping pace with technological change, including, but not limited to, cloud computing and artificial intelligence;
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
•changes to tax laws and regulations, including those changes brought about by the passage of the Inflation Reduction Act and OBBBA;
•risks associated with acquisitions and the related integration of acquired assets with our current operations;
•any potential need to record a valuation allowance for our deferred tax assets;
•the delay or prevention of a favorable transaction due to changes in control provisions or laws;
•risks related to our employee workforce and succession planning; and
•risks associated with the management of our joint ventures and partnerships.

Forward-looking statements made in this report apply only as of the date of this report. While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with the preparation of management’s discussion and analysis of results of operations and financial condition contained in our Quarterly and Annual Reports on Form 10-Q and Form 10-K, respectively, we do not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events, new information or other factors, except as required by applicable laws.

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

NJR Clean Energy Ventures Corporation includes the results of operations and assets related to the Company’s unregulated capital investments in clean energy projects. NJRCEV comprises the Company’s Clean Energy Ventures segment.

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

NJR Home Services Company provides heating, ventilation and cooling service, sales and installation of appliances, and is the primary contributor to Home Services and Other operations.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)

REPORTABLE SEGMENTS

We operate within four reportable segments: (1) Natural Gas Distribution, (2) Clean Energy Ventures, (3) Energy Services and (4) Storage and Transportation.

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

Net income by reportable segment and other business operations for the fiscal years ended September 30, are as follows:
* HSO includes intercompany eliminations.

Asset composition by reportable segment and other business operations at September 30, are as follows:

2025	2024

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
Management uses net income and NFE, a non-GAAP financial measure, when evaluating its operating results. NFE is a measure of earnings based on eliminating timing differences surrounding the recognition of certain gains or losses to effectively match the earnings effects of the economic hedges with the physical sale of natural gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. To the extent we utilize forwards, futures or other derivatives to hedge natural gas transactions and forecasted SREC production, the resulting unrealized gains and losses are also eliminated from NFE. ES economically hedges its natural gas inventory with financial derivative instruments and calculates the related tax effect based on the statutory rate. NFE also excludes certain transactions associated with equity method investments, including impairment charges, which are non-cash charges, and return of capital in excess of the carrying value of our investment. These are considered unusual in nature and occur infrequently and are not indicative of the Company’s performance for its ongoing operations. Included in the tax effects are current and deferred income tax expense corresponding with the components of NFE.

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP, and should be considered in addition to, and not as a substitute for, the comparable GAAP measure. The following is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE for the fiscal years ended September 30:

(Thousands, except per share data)	2025	2024	2023
Net income	$335,627	$289,775	$264,724
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(12,126)	19,574	(38,081)
Tax effect	2,882	(4,652)	9,050
Effects of economic hedging related to natural gas inventory (1)	4,242	(18,192)	34,699
Tax effect	(1,008)	4,323	(8,246)
Gain on equity method investment	—	—	(300)
Tax effect	—	—	(19)
NFE	$329,617	$290,828	$261,827
Basic earnings per share	$3.35	$2.94	$2.73
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(0.12)	0.20	(0.39)
Tax effect	0.03	(0.05)	0.09
Effects of economic hedging related to natural gas inventory (1)	0.04	(0.18)	0.36
Tax effect	(0.01)	0.04	(0.09)
Basic NFE per share	$3.29	$2.95	$2.70
(1)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reportable segment and other business operations for the fiscal years ended September 30, are as follows:

* HSO includes intercompany eliminations.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
Natural Gas Distribution

General

NJNG consists of regulated utility operations that provide natural gas service to residential and commercial customers. NJNG’s service territory includes Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey. It encompasses 1,538 square miles, covering 109 municipalities with an estimated population of 1.7 million people. It is primarily suburban, highlighted by approximately 100 miles of New Jersey coastline. It is in close proximity to New York City, Philadelphia and the metropolitan areas of northern New Jersey, and is accessible through a network of major roadways and mass transportation.

NJNG’s business is subject to various risks, such as those associated with adverse economic conditions, which can negatively impact customer growth and operating and financing costs; fluctuations in commodity prices, which can impact customer usage; certain regulatory actions; environmental remediation; and changes in how customers consume energy. It is often difficult to predict the impact of trends associated with these risks. NJNG employs strategies to pursue customer conversions from other fuel sources and monitor new construction markets through contact with developers, utilize incentive programs through BPU-approved mechanisms to reduce natural gas costs, pursue rate and other regulatory strategies designed to stabilize and decouple gross margin, and work actively with consultants and the NJDEP to manage expectations related to its obligations associated with its former MGP sites.

Operating Revenues/Throughput

For the fiscal years ended September 30, operating revenues and throughput by customer class for NJNG are as follows:

	2025		2024		2023
($ in thousands)	Operating Revenue	Bcf	Operating Revenue	Bcf	Operating Revenue	Bcf
Residential	$781,289	47.8	$642,352	44.5	$643,756	43.4
Commercial and other	161,544	9.1	124,127	8.5	137,343	8.4
Firm transportation	107,749	11.7	86,138	11.7	79,537	12.1
Total residential and commercial	1,050,582	68.6	852,617	64.7	860,636	63.9
Interruptible/off-tariff agreements/other	10,811	31.0	9,950	25.8	9,996	29.5
Total system	1,061,393	99.6	862,567	90.5	870,632	93.4
BGSS incentive programs (1)	241,224	60.5	157,265	67.7	142,001	34.9
Total	$1,302,617	160.1	$1,019,832	158.2	$1,012,633	128.3
(1)Does not include 5.9, 17.3 and 37.7 Bcf for the capacity release program and related amounts of approximately $0.5M, $0.8M and $0.9M, which are recorded as a reduction of natural gas purchases on the Consolidated Statements of Operations during fiscal 2025, 2024 and 2023, respectively.

In fiscal 2025, no single customer represented more than 10% of consolidated operating revenues.

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

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
Natural Gas Supply

Firm Natural Gas Supplies

In fiscal 2025, NJNG purchased natural gas from approximately 63 suppliers under contracts ranging from one day to seven months and purchased over 10% of its natural gas from two suppliers. NJNG believes the loss of either of these suppliers would not have a material adverse impact on its results of operations, financial position or cash flows, as an adequate number of alternative suppliers exist. NJNG believes that its supply strategy should adequately meet its expected firm load for the upcoming winter season.

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

The pipeline companies that provide firm transportation service to NJNG’s citygate stations, the maximum daily deliverability of that capacity and the contract expiration dates are as follows:

Pipeline	Dths (1)	Expiration
Transcontinental Gas Pipe Line Company, LLC	425,531	2026 to 2039
Texas Eastern Transmission, LP	390,738	2026 to 2027
Columbia Gas Transmission, LLC	50,000	2027 to 2030
Tennessee Gas Pipeline Company, LLC	35,894	2028 to 2029
Algonquin Gas Transmission, LLC	12,000	2027
Total	914,163
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

In addition, NJNG has storage contracts that provide an additional 102,941 Dths of maximum daily deliverability to NJNG’s citygate stations from storage fields in its Northeast market area. The storage suppliers, the maximum daily deliverability of that storage capacity and the contract expiration dates are as follows:

Pipeline	Dths	Expiration
Texas Eastern Transmission, LP	94,557	2027
Transcontinental Gas Pipe Line Company, LLC	8,384	2028
Total	102,941

NJNG also has upstream storage contracts. The maximum daily deliverability and contract expiration dates are as follows:

Company	Dths	Expiration
Eastern Gas Transmission and Storage, Inc.	286,829	2028 to 2030
Steckman Ridge	70,000	2027
Stagecoach Pipeline and Storage Company, LLC	47,065	2028
Total	403,894

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

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
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

Federal

FERC regulates rates charged by interstate pipeline companies for the transportation and storage of natural gas. This may affect NJNG’s agreements with several interstate pipeline companies for the cost of the purchase of such services. Costs associated with these services are currently recoverable through the BGSS.

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

The BPU, within the framework of the EDECA, fully opened NJNG’s residential markets to competition, including third-party suppliers, and restructured rates to segregate its BGSS and delivery (i.e., transportation) prices. New Jersey’s natural gas utilities must provide BGSS in the absence of a third-party supplier. On September 30, 2025, NJNG had 13,121 residential and 7,846 commercial and industrial customers utilizing the transportation service.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
Clean Energy Ventures

CEV owns and operates clean energy projects, including commercial solar installations located in seven states, including New Jersey, Rhode Island, New York, Connecticut, Michigan, Indiana and Pennsylvania.

As of September 30, 2025, CEV has approximately 479 MW of solar capacity in service, including a combination of net-metered and grid-connected commercial solar systems.

CEV operated a residential solar portfolio, which provided qualifying homeowners with the opportunity to have a solar system installed at their home in exchange for monthly lease payments and with no installation or maintenance expenses. On November 25, 2024, CEV completed the sale of its residential solar portfolio and related assets and liabilities to a third party. See Note 17. Dispositions for more information regarding the transaction.

CEV’s commercial solar projects are sourced through various channels and include both net-metered and grid-connected systems. Net-metered projects involve the sale of energy to a host and grid-connected systems into the wholesale energy markets. Project construction is competitively sourced through third parties. New Jersey has one of the 15 largest solar markets in the U.S., according to the Solar Energy Industries Association®, with a large number of firms competing in all facets of the market including development, financing and construction.

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

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
While focusing on maintaining a low-risk operating and counterparty credit profile, ES’s activities specifically consist of the following elements:

•Providing natural gas portfolio management services to electric generation facilities, natural gas producers and natural gas utilities;

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

During fiscal 2025, ES purchased more than 10% of its natural gas from one supplier. ES believes the loss of this supplier would not have a material adverse impact on its results of operations, financial position or cash flows, as an adequate number of alternative suppliers exist.

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

ES maintains inventory balances to satisfy existing or anticipated sales of natural gas to its counterparties and/or to create additional value, as described above. During fiscal 2025 and 2024, ES managed and sold 108.6 Bcf and 125.3 Bcf of natural gas, respectively. In addition, as of September 30, 2025 and 2024, ES had 13.2 Bcf and 13.1 Bcf of natural gas in storage, respectively.
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

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
Volatility
ES’s activities are also subject to price volatility or supply/demand dynamics within its North American wholesale markets, including in the Northeastern, Appalachian, Mid-Continent and Southeast regions. Changes in natural gas supply can affect capacity values and ES’s Financial Margin, which, as described below, is generated from the optimization of transportation and storage assets. With its focus on risk management, ES continues to diversify its revenue stream by identifying new growth opportunities in producer and asset management services. ES monitors changing market dynamics and strategically adjusts its portfolio of transportation and storage assets, which currently includes an average of approximately 13.7 Bcf of firm storage and 0.6 Bcf of firm transportation capacity.

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

Leaf River

Leaf River is a salt dome cavern natural gas storage facility located in southeastern Mississippi. The facility consists of three salt caverns with a combined natural gas storage capacity of 32.2M Dths. A 40-mile, dual 24-inch pipeline header system provides interconnections with seven different pipelines—Tennessee Gas Pipeline, Destin Pipeline, Transcontinental Pipeline, Southern Natural Gas Pipeline, Midcontinent Express Pipeline, Gulf South Pipeline and Venture Oil & Gas Pipeline—and serves as a bridge between the Northeast, Mid-Atlantic and Southeast markets. Leaf River provides reliable storage and balancing services to utilities, pipelines, marketers and power markets in the Gulf and Southeast regions.

Adelphia

Adelphia operates a FERC-regulated interstate natural gas transmission pipeline system in eastern Pennsylvania, providing firm and interruptible natural gas transportation service. The Adelphia pipeline system extends from Lower Mount Bethel Township in North Hampton County to Marcus Hook in Delaware County. Adelphia provides up to 850,000 Dths of natural gas per day to constrained energy markets in the greater Philadelphia region and serves customers from local distributors and producers to electric generators and wholesale marketers through its pipeline and storage assets.

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
ITEM 1. BUSINESS (Continued)
OTHER BUSINESS OPERATIONS

Home Services and Other

HSO operations consist primarily of the following unregulated affiliates:

•NJR Home Services, Inc., which provides heating, ventilation and cooling service, electrical and generator service and installations, sales and installation of appliances;

•NJR Plumbing Services, Inc., which provides plumbing repair and installation services;

•New Jersey Resources Corporation, a diversified energy services holding company;

•CR&R, which holds commercial real estate; and

•NJR Service Corporation, which provides shared administrative and financial services to the Company and all its subsidiaries and affiliates.

ENVIRONMENT

We, along with our subsidiaries, are subject to legislation and regulation by federal, state and local authorities with respect to environmental matters. We believe that we are, in all material respects, in compliance with all applicable environmental laws and regulations.
NJNG is responsible for the environmental remediation of identified former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. NJNG periodically, and at least annually, performs an environmental review of the former MGP sites, including a review of potential estimated liabilities related to the investigation and remedial action on these sites. Based on this review, NJNG has estimated that the total future expenditures to remediate and monitor the former MGP sites for which it is responsible will range from approximately $144.3M to $200.2M.

NJNG’s estimate of these liabilities is based upon known and measurable facts, existing technology and enacted laws and regulations in place when the review was completed in fiscal 2025. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. As of September 30, 2025, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of $167.0M on the Consolidated Balance Sheets, based on the most likely amount; however, actual costs may differ from these estimates.

HUMAN CAPITAL RESOURCES

Employee Overview

NJR fundamentally believes that its employees make the Company a unique, successful organization – in commitment, ingenuity, hard work and innovation. NJR employees fulfill the responsibilities that enable the Company to deliver natural gas service to its customers, be a leader in clean energy investments, grow its storage and transportation energy business, and earn the loyalty of its retail home services customers. NJR also is committed to provide appropriate resources to ensure its employees’ safety. Through initiatives that start at the top, NJR has invested time, energy and human resources to foster a culture in which safety is top-of-mind at all times and achieving safety goals is a shared priority for every NJR employee.

As of September 30, 2025, the Company and our subsidiaries employed 1,376 employees compared with 1,372 employees as of September 30, 2024. Of the total number of employees, NJNG had 514 and 510 and NJRHS had 117 and 118 Union or represented employees as of September 30, 2025 and 2024, respectively. NJNG and NJRHS have collective bargaining agreements with the Union, which is affiliated with the American Federation of Labor and Congress of Industrial Organizations. NJNG and the Union agreed and ratified a contract on August 6, 2025, expiring in December 2026. The collective bargaining agreement between NJRHS and the Union was agreed and ratified on July 29, 2025, and expires in April 2029. The labor agreements cover wage increases and other benefits, including the defined benefit pension (which was closed to all employees hired on or after January 1, 2012, with the exception of certain rehires who are eligible to resume active participation), the postemployment benefit plan (which was closed to all employees hired on or after January 1, 2012) and the enhanced 401(k) retirement savings plan. We consider our relationship with employees, including those covered by collective bargaining agreements, to be in good standing.

New Jersey Resources Corporation
Part I
ITEM 1. BUSINESS (Continued)
The Company depends on its key personnel to successfully operate its businesses, including its executive officers, senior corporate management and management at its operating units. NJR seeks to attract and retain its employees by offering competitive compensation packages including base and incentive compensation (and in certain instances share-based compensation and retention incentives), attractive benefits and opportunities for advancement and rewarding careers. NJR periodically reviews and adjusts, if needed, its employees’ total compensation (including salaries, annual cash incentive compensation, other cash and equity incentives and benefits) to ensure that it is competitive within the industry and is consistent with our level of performance. NJR has also implemented enterprise-wide talent development and succession planning programs designed to identify future talent for key positions. To promote a collaborative and rewarding work environment and support the communities we serve, NJR sponsors numerous charitable and philanthropic programs.

Further, in order to take advantage of available opportunities and successfully implement our long-term strategy, NJR must be able to employ, train and retain the necessary skilled employees. As a result, NJR supports and utilizes various training and educational programs and has developed additional company-wide and project-specific employee training and educational programs. NJR continues key programs focused on employee safety, leadership development, work-life balance, talent management, health and wellness and employee engagement. Moreover, employee engagement is integral to NJR’s vision, strategy and business success. Fostering an inclusive environment that values ethics helps create an organization that is able to embrace, leverage and respect the differences of employees, customers and the communities where we live, work and serve. We are proud of the strides we have made in increasing employee engagement. Complementing our efforts are our employee-led Business Resource Groups, cross-functional teams of employees whose core mission is to advance their own professional development and cultivate deeper connections with co-workers and communities.

NJR periodically evaluates employees and their productivity against future demand expectations and historical trends. NJR conducts an annual employee survey designed to help the Company measure overall employee engagement. The feedback employees provide through the survey helps NJR evaluate the Company’s culture and the employee experience and monitor its current practices for potential areas of improvement. NJR employees continue to maintain high levels of engagement, satisfaction and retention according to NJR’s most recent survey conducted in March 2025.

NJR Board of Directors’ Role in Human Capital Resource Management

NJR’s Board of Directors believes that human capital management is an important component of the Company’s continued growth and success, and is essential for our ability to attract, retain and develop talented and skilled employees. We pride ourselves on a culture that is innovative, talent- and team-focused and inclusive.

Management regularly reports to the LDCC of the Board of Directors on human capital management topics, including corporate culture, employee development, compensation and benefits. The LDCC maintains oversight of matters related to human capital management, including talent retention, development and succession planning, and the Board of Directors provides input on important decisions in each of these areas. The annual employee survey is reviewed by the LDCC as part of its oversight of employee engagement and NJR’s corporate culture.

Employee Benefits

The LDCC believes employee benefits are an essential component of the Company’s competitive total rewards package. These benefits are designed to attract and retain our employees and include medical, vision and dental insurance, short- and long-term disability insurance, accidental death and disability insurance, travel and accident insurance and our 401(k) Plan. As part of the 401(k) Plan, NJR matches 100% of the first 3% and 80% of the next 3% of base compensation contributed by the employee into the 401(k) Plan, subject to the Internal Revenue Code and NJR’s 401(k) Plan limits. Additionally, for employees who are not eligible to participate in the defined benefit plans, NJR annually contributes between 4% and 5% of base compensation, depending upon years of service, into the 401(k) Plan on their behalf.

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

In Part III of this Form 10-K, we incorporate certain information by reference from our Proxy Statement for our 2026 Annual Meeting of Shareowners. We expect to file the Proxy Statement with the SEC on or about December 10, 2025. We will make it available on our website as soon as reasonably possible following the filing date. Please refer to the Proxy Statement when it is available.

A printed copy of each document is available free of charge to any shareowner who requests it by contacting the Corporate Secretary at New Jersey Resources Corporation, 1415 Wyckoff Road, Wall, New Jersey 07719.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company’s Executive Officers and their age, position and business experience during the past five years are below.

Name	Age	Officer since	Business experience during last five years
Stephen D. Westhoven	57	2004	President and CEO (October 2019 - present)
Roberto Bel	52	2019	SVP and Chief Financial Officer (January 2022 - present) Vice President, Treasury and Investor Relations (April 2019 - December 2021)
Patrick J. Migliaccio	51	2013	SVP and Chief Operating Officer (January 2022 - present) SVP and Chief Financial Officer (January 2016 - December 2021)
Amy Cradic	54	2018	SVP and Chief Operating Officer of Nonutility Businesses, Strategy and External Affairs (March 2020 - present)
Richard Reich	50	2016	SVP and General Counsel (June 2022 - present) SVP, General Counsel and Corporate Secretary (September 2021 - June 2022) Corporate Secretary and Assistant General Counsel (January 2016 - September 2021)
Lori DelGiudice	50	2023	SVP, Human Resources (November 2022 - present) Vice President of Human Resources for Honeywell Advanced Materials (September 2017 - October 2022)
Jacqueline K. Shea	61	2016	SVP and CIO (January 2023 - present) Vice President and CIO (June 2016 - December 2022)
Stephen M. Skrocki	49	2023	Corporate Controller (Principal Accounting Officer) (January 2023 - present) Corporate Controller (January 2021 - December 2022) Assistant Corporate Controller (March 2017 - January 2021)

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

Actions or limitations to address concerns over climate change, both globally and within our utilities’ service areas, may affect our operations and financial performance. Legislative, regulatory and advocacy efforts at the local, state and national levels concerning climate change and other environmental issues could have significant impacts on our operations. The natural gas utility industry may be affected by proposals to curb greenhouse gas and other air emissions. Various regulatory and legislative proposals have been made to limit or further restrict byproducts of combustion, including byproducts resulting from the use of natural gas by our customers. In addition, regionally, a number of regulatory and legislative initiatives have been passed that are designed to limit greenhouse gas emissions and increase the use of renewable sources of energy, such as the ban of natural gas equipment in new construction in New York and elsewhere in the U.S. In addition, regulatory and legislative initiatives may restrict customers’ access to natural gas and/or require or limit natural gas infrastructure in buildings. Other initiatives may seek to promote social interests expressed as energy equity, environmental justice or similar frameworks. Any such legislation could direct and/or restrict the operation and raise the costs of our energy delivery infrastructure as well as the distribution of natural gas to our customers.

Uncertainties associated with our queue of projects could adversely affect our business, results of operations, financial condition and cash flows. Business development projects involve many risks. We are currently engaged in business development projects, including projects in various stages of development tied to renewable energy and decarbonization efforts. Timely completion of our projects is subject to certain risks, including those related to regulatory proceedings regarding permitting and adverse outcomes from legal challenges related to the projects’ authorizations from federal and state regulatory agencies. We could also experience issues such as: technological challenges; ineffective scalability; failure to achieve expected outcomes; unsuccessful business models; startup and construction delays; construction cost overruns; disputes with contractors; the inability to negotiate acceptable agreements such as rights-of-way, easements, construction, gas supply or other material contracts; changes in customer demand, perception or commitment; public opposition to projects; marketing risk and changes in market regulation, behavior or prices; market volatility or unavailability, including markets for RNG and its associated attributes or other environmental attributes; the inability to receive expected tax or regulatory treatment; and operating cost increases. Additionally, we may be unable to finance our business development projects at acceptable costs or within a scheduled time frame necessary for completing the project. Any of the foregoing risks, if realized, could result in business development efforts failing to produce expected financial results and the project investment becoming impaired, and such failure or impairment could have an adverse effect on our business, results of operations, financial condition and cash flows.

Our operations are subject to certain risks incidental to handling, storing, transporting and providing customers with natural gas. Our operations, including our natural gas vehicle refueling stations and LNG facilities, are subject to operating hazards and risks, including the handling, storing, transporting and providing customers with natural gas. These risks include failure of the interstate pipeline system, explosions, pollution, release of toxic substances, fires, storms, safety issues and other adverse weather conditions and hazards, each of which could result in damage to or destruction of facilities or damage to persons and property. We could suffer substantial losses should any of these events occur. Although we maintain insurance coverage, insurance may not be sufficient to cover all material expenses related to these risks, and such insurance may be costly.

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

Failure to attract and retain an appropriately qualified workforce could adversely affect operations. Our ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new employees as our aging employees retire. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor, could adversely affect the ability to manage and operate our business. Disputes with the Union over terms and conditions of the collective bargaining agreements could result in instability in our labor relationship and work stoppages that could impair the timely delivery of natural gas and other services from our utility and Home Services business, which could strain relationships with customers and state regulators and cause a loss of revenues that could adversely affect our results of operations. Our collective bargaining agreements may also increase the cost of employing NJNG and Home Services workforce, affect our ability to continue offering market-based salaries and employee benefits, limit our flexibility in dealing with our workforce and limit our ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today’s challenging marketplace.

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)

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

Weather and weather patterns, including normal seasonal fluctuations of weather, as well as extreme weather events that, individually or in aggregate, may be associated with climate change, could adversely affect our ability to manage our operational requirements to serve our customers, and ultimately adversely affect our results of operations and liquidity. NJNG’s business is seasonal, and weather patterns can have a material impact on our financial performance. Demand for natural gas is often greater in the summer and winter months associated with cooling and heating. Because natural gas is heavily used for residential and commercial heating, the demand for this product depends heavily upon weather patterns throughout our market areas, and a significant amount of natural gas revenues are recognized in the first and second quarters related to the heating season. Accordingly, our operations have historically generated less revenue and income when weather conditions are milder in the winter and cooler in the summer. Unusually mild winters or cool summers could adversely affect our results of operations and financial position. In addition, exceptionally hot summer weather or unusually cold winter weather could add significantly to working capital needs to fund higher-than-normal supply purchases to meet customer demand for natural gas. While we believe the CIP mitigates the impact of weather variations on NJNG’s Utility Gross Margin, severe weather conditions may have an impact on the ability of suppliers and pipelines to deliver the natural gas to NJNG, which can negatively affect our earnings. The CIP does not mitigate the impact of severe weather conditions on our cash flows.

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

We may be adversely impacted by natural disasters, pandemic illness, war or terrorist activities and other extreme events to which we may be unable to promptly respond. Local or national natural disasters, pandemic illness, actual or threatened acts of war or terrorist activities, including the political and economic disruption and uncertainty related to international conflicts, catastrophic failure of the interstate pipeline system and other extreme events are a threat to our assets and operations. Companies in our industry that are located in our service territory may face a heightened risk due to exposure to acts of terrorism that could target or impact our natural gas distribution, transmission and storage facilities and disrupt our operations and ability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas that could affect our operations. Natural disasters, political unrest or actual or threatened terrorist activities may also disrupt capital markets and our ability to raise capital or may impact our suppliers or our customers directly.

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

 In July 2019, the State of New Jersey amended the GWRA, which targets 80% reduction in greenhouse gas emissions below 2006 levels economy-wide by 2050. In January 2020, New Jersey released the EMP confirming its commitment to achieve 100% clean energy by 2050, and the GWRA mandate of reducing state greenhouse gas emissions. The EMP addressed New Jersey’s energy system, including electric generation, transportation and buildings, and their associated greenhouse gas emissions and related air pollutants. The EMP defines 100% clean energy by 2050 to mean 100% carbon-neutral electric generation and maximum electrification of the transportation and building sectors, which are the greatest carbon emission-producing sectors in the state, to meet or exceed the GWRA emissions reductions goals by 2050. Our goals, to reduce our New Jersey operational emissions by 60% from 2006 levels by 2030 and to achieve net-zero carbon emissions from our New Jersey operations by 2050, may require additional technological, legislative and regulatory developments, the impacts and costs of which may not be fully known at this time.

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)

In February 2023, the Governor of New Jersey issued two executive orders that established, or accelerated, previously established 2050 targets for clean-sourced electricity and electric heat pump adoption, with target dates of 2030 or 2035, as applicable. An additional executive order opened a proceeding to plan for the future of natural gas utilities in New Jersey. Additionally, New Jersey continues to work on updating the EMP to examine the progress that has been made toward the seven strategies enumerated in the 2019 EMP, as well as to provide an overview of New Jersey’s progress toward achieving 100% clean energy by 2035 and an 80% reduction in greenhouse gas emissions by 2050. In addition, the U.S. Congress may from time to time consider various forms of climate change legislation. We are unable to predict the outcomes of these proceedings, but they could have a material impact on our business, results of operations and cash flows.
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

Risks related to regulation could affect the rates we are able to charge, various costs and our profitability. NJNG is subject to regulation by federal, state and local authorities. These authorities regulate many aspects of NJNG’s distribution and transmission operations, including construction and maintenance of facilities, operations, safety, tariff rates that NJNG can charge customers, rates of return, the authorized cost of capital, recovery of pipeline replacement, environmental remediation costs and relationships with its affiliates. NJNG’s ability to timely construct rate-based assets and obtain rate increases, including base rate increases, continue its BGSS incentive and CIP programs and maintain its currently authorized rates of return may be impacted by events, including regulatory or legislative actions. Additionally, in fiscal 2019, NJR began the process of transitioning away from its enterprise platform, which will no longer receive extended support after 2025. The first phase of information technology enhancements and upgrades were placed into service in July 2020. The remaining phases of planned upgrades relate to work order and asset management and customer information systems and experience, which are expected to require significant capital investment. There can be no assurance that NJNG will be able to obtain rate increases and continue its BGSS incentive, CIP, RAC or SAVEGREEN programs and information technology upgrades and enhancements or continue to earn its currently authorized rates of return.

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

Risks Related to Technologies

Cyberattacks, ransomware, terrorism or other malicious acts against, or failure of, operations and information technology systems could adversely affect our business operations, financial condition and results of operations. We continue to place ever-greater reliance on technological tools that support our business operations and corporate functions, including tools that help us manage our natural gas distribution and energy trading operations and infrastructure. The failure of, or security breaches related to, these technologies could materially adversely affect our business operations, financial position, results of operations and cash flows.

We rely on information technology to manage our natural gas distribution and storage, energy trading and other corporate operations; maintain customer, employee, Company and vendor data; and prepare our financial statements and perform other critical business processes. This technology may fail due to cyberattack, physical disruption, design and implementation defects or human error. Disruption or failure of business operations and information technology systems could harm our facilities or otherwise adversely impact our ability to safely deliver natural gas to our customers, serve our customers effectively or manage our assets. Additionally, an attack on, or failure of, information technology systems could result in the unauthorized release of customer, employee or other confidential or sensitive data. Cyberattacks, ransomware, terrorism or other malicious acts could damage, destroy or disrupt these systems for an extended period of time. The energy sector, including natural gas utility companies, has become the subject of cyberattacks with increasing frequency.

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)

Additionally, the facilities and systems of clients, suppliers and third-party service providers could be vulnerable to the same cyber or terrorism risks as our facilities and systems, and such third-party systems may be interconnected to our systems both physically and technologically. Therefore, an event caused by cyberattacks, ransomware or other malicious acts at an interconnected third party could impact our business and facilities. Any failure or unexpected or unauthorized use of technology systems could result in the unavailability of such systems and could result in a loss of operating revenues, an increase in operating expenses and an increase in costs to repair or replace damaged assets. Any of the above could also result in the loss or release of confidential customer and/or employee information or other proprietary data that could adversely affect our reputation and competitiveness, result in costly litigation and negatively impact our results of operations. These cyberattacks have become more common and sophisticated and, as such, we could be required to incur costs to strengthen our systems and respond to emerging concerns.
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

New Jersey Resources Corporation
Part I
ITEM 1A. RISK FACTORS (Continued)

Our economic hedging activities that are designed to protect against commodity and financial market risks, including the use of derivative contracts in the normal course of our business, may cause fluctuations in reported financial results and financial losses that negatively impact results of operations and our stock price. We use derivatives, including futures, forwards, options and swaps, to manage commodity and financial market risks. The timing of the recognition of gains or losses associated with our economic hedges in accordance with GAAP does not always coincide with the gains or losses on the items being hedged. The difference in accounting can result in volatility in reported results, even though the expected profit margin is essentially unchanged from the dates the transactions were consummated.

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

We are exposed to market risk and may incur losses in our wholesale business. Our transportation and storage portfolio consists of contracts to transport and store natural gas. The value of our transportation and storage portfolio could be negatively impacted if the value of these contracts changes in a direction or manner that we do not anticipate. In addition, upon expiration of these transportation and storage contracts, to the extent that they are renewed or replaced at less favorable terms, our results of operations and cash flows could be adversely affected.

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

Risks Related to Tax and Accounting Matters

The cost of providing pension and postemployment health care benefits to employees and eligible former employees is subject to changes in pension fund values, interest rates and demographics and may have a material adverse effect on our financial results. We have two defined benefit pension plans and two OPEB plans for the benefit of eligible full-time employees and qualified retirees, which were closed to all employees hired on or after January 1, 2012. The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of the pension and OPEB fund assets, changing discount rates and changing actuarial assumptions based upon demographics, including longer life expectancy of beneficiaries, an expected increase in the number of eligible former employees over the next five years, impacts from healthcare legislation and increases in health care costs.

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

New tax legislative initiatives may be proposed from time to time, such as proposals for comprehensive tax reform in the U.S., which could impact our effective tax rate and adversely affect our tax positions or tax liabilities. Any revaluation of our deferred tax attributes that may be required in the future could have a material adverse impact on our financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company’s Enterprise Risk Assessment process, performed by management annually, is designed to identify significant risks relevant to the Company and to determine both their potential impacts and the rate at which the risk may manifest. Cybersecurity is among the top-tier risks identified in our risk assessment. Risk mitigation efforts are embedded in the Company’s operating procedures, internal controls and information systems.

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
•evaluating our cybersecurity capabilities and, where appropriate, implementing effective, up-to-date technologies and processes to enhance them;
•mandatory cybersecurity awareness training for our employees, including incident response personnel and senior management, as well as periodic experiential learning through phishing simulations;
•risk assessments of third-party suppliers and the incorporation of cybersecurity contractual stipulations in our supplier contracts if deemed necessary;
•physical security around sensitive infrastructure and critical cyber systems; and
•intelligence sharing about emerging threats through collaboration with peer companies and government intelligence agencies.

New Jersey Resources Corporation
Part I

ITEM 1C. CYBERSECURITY (Continued)
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

The information set forth under Part I, Item 1A. Risk Factors - Risks Related to Technologies of this Annual Report on Form 10-K is hereby incorporated by reference. As of September 30, 2025, our financial position, results of operations, cash flows or business strategy have not been materially affected by risks from cybersecurity threats. However, the Company cannot provide assurance that we will not be materially affected in the future by such risks or any future material incidents.

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

The Company also maintains an internal, cross-functional Cyber Resiliency Committee, which includes members of senior management from Information Technology, Cybersecurity, Enterprise Risk Management, Internal Audit, Corporate Communications, Legal, Finance and Corporate Physical Security. The Managing Director of Information Security chairs this committee, which is responsible for:
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

Through ongoing engagement with these internal teams and certain third-party service providers, our CIO and our Managing Director of Information Security monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and report on cybersecurity incidents. The Company has a notification process in our incident response plan that contains requirements for timely notification to senior management by the CIO and to the Board of Directors by the CEO for incidents that reach established thresholds as well as procedures for external reporting.

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

New Jersey Resources Corporation
Part I

ITEM 2. PROPERTIES
Natural Gas Distribution

As of September 30, 2025, NJNG owns approximately 7,486 miles of distribution main, 7,917 miles of service main and 245 miles of transmission main, and operates more than 610,000 meters. Mains are primarily located under public roads. Where mains are located under private property, NJNG has obtained easements from the owners of record.

Additionally, NJNG owns and operates two LNG storage plants in Stafford Township, Ocean County and Howell Township, Monmouth County. The two LNG plants have an aggregate estimated maximum capacity of approximately 174,000 Dths per day and 1 Bcf of total capacity. These facilities are used for peaking natural gas supply and for emergencies. NJNG’s Liquefaction facility is also located on the Howell Township property and allows NJNG to convert natural gas into LNG to fill NJNG’s existing LNG storage tanks. A Power-to-Gas System, also located at the LNG plant in Howell Township, uses solar power to produce hydrogen and then injects it into the natural gas system. It consists primarily of an electrolyzer unit, an electrical and instrumentation building and a small hydrogen storage tank, along with other supporting systems.

NJNG owns five service centers located in Rockaway Township, Morris County; Atlantic Highlands and Wall Township, Monmouth County; and Lakewood and Stafford Township, Ocean County. These service centers house storerooms, garages, natural gas distribution systems and administrative offices. NJNG leases a customer service office in Asbury Park, Monmouth County. This office supports customer contact, marketing, economic development and other functions. NJNG also owns its headquarters and customer service facilities in Wall Township, Monmouth County and a training facility in Howell Township, Monmouth County to support the technical training of its employees.

Substantially all of NJNG’s properties not expressly excepted or duly released are subject to the lien of the Mortgage Indenture as security for NJNG’s mortgage bonds, which totaled $1.8B as of September 30, 2025. In addition, under the terms of the Mortgage Indenture, NJNG had capacity to issue up to $1.5B of additional FMBs as of September 30, 2025.

Clean Energy Ventures

As of September 30, 2025, CEV has various solar contracts, including lease agreements and easements, allowing the installation, operation and maintenance of solar equipment and access to the various properties throughout the State of New Jersey. In addition to the lease agreements and easements, CEV owns solar projects with a total of 479 MW of capacity in New Jersey, Rhode Island, New York, Connecticut, Michigan, Indiana and Pennsylvania. CEV also owns 79.5 acres of land in Vineland, 14.4 acres of land in Upper Deerfield Township, 101.8 acres of land in Fairfield Township, Cumberland County, New Jersey; and 126.8 acres of land in Endicott, Broome County, New York. CEV also leases office space in Wall Township, Monmouth County, New Jersey.

Energy Services

As of September 30, 2025, ES leases office space in Wall Township, Monmouth County, New Jersey.

Storage and Transportation

As of September 30, 2025, Adelphia owns approximately 32.71 acres of land in Bucks County, 11.1 acres in Delaware County, 121.1 acres in Northampton County and 44.9 acres in Montgomery County, Pennsylvania and leases office space in Wall Township, Monmouth County, New Jersey. Leaf River owns 3.5 acres of land in Clarke County, 158.5 acres in Jasper County and 36.5 acres and a 5,000-square-foot building in Smith County, Mississippi, and leases office space in Houston, Texas.

All Other Business Operations

As of September 30, 2025, CR&R’s real estate portfolio consists of 23.1 acres of undeveloped land in Atlantic County, New Jersey. NJRHS leases service centers in Dover, Morris County and Wall Township, Monmouth County, New Jersey.

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $144.3M to $200.2M. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of September 30, 2025, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $167.0M on the Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any. NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU.

As of September 30, 2025, $75.0M of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

General

The statements herein about NJR’s litigation are based upon the Company’s judgments, assumptions and estimates and are necessarily subjective and uncertain. The Company is involved, and from time to time in the future may be involved, in a number of pending and threatened judicial, regulatory and arbitration proceedings at various stages relating to matters that arise in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, the Company cannot state with confidence what the eventual outcome of the pending litigation will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines or penalties related to each pending matter will be, if any. In accordance with applicable accounting guidance, NJR establishes accruals for litigation for those matters that present loss contingencies as to which it is both probable that a loss will be incurred, and the amount of such loss can be reasonably estimated. NJR also discloses contingent matters for which there is a reasonable possibility of a loss. Based upon currently available information, NJR believes that the results of litigation that are currently pending, taken together, will not have a materially adverse effect on the Company’s financial condition, results of operations or cash flows. The actual results of resolving the pending litigation matters may be substantially different from the amounts accrued.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

New Jersey Resources Corporation
Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

NJR’s Common Stock is traded on the New York Stock Exchange under the ticker symbol NJR. As of November 6, 2025, NJR had 94,854 holders of record of its common stock. Dividends are subject to declaration by the Board of Directors. In September 2025, the Board of Directors declared dividends, payable on October 1, 2025, of $0.475 per share of common stock to shareowners of record on September 22, 2025. We review our dividend policy on a regular basis. Although subject to any contractual or regulatory restrictions or other limitations on the payment of dividends, future dividends will be at the discretion of the Board of Directors and will depend upon earnings, financial condition and other factors.

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

Cumulative Total Return	2020	2021	2022	2023	2024	2025
NJR	$100.00	$133.45	$153.65	$166.75	$201.31	$213.44
S&P 500 Utilities	$100.00	$111.01	$117.20	$108.98	$154.55	$171.86
S&P 500	$100.00	$130.00	$109.89	$133.65	$182.23	$214.30
Peer Group	$100.00	$109.08	$121.84	$118.08	$154.80	$192.41

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

In 1996, the Board of Directors authorized the Company to implement a share repurchase program, which has been expanded seven times since the inception of the program, authorizing a total of 19.5M shares of common stock for repurchase. The share repurchase plan allows us to purchase our outstanding shares on the open market or in negotiated transactions, based on market and other conditions. We are not required to purchase any specific number of shares and may discontinue or suspend the program at any time. The share repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless it is terminated earlier by action of our Board of Directors or additional shares are authorized for repurchase. NJR had no repurchase activity for the quarter ended September 30, 2025.

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

The following is a summary of a sensitivity analysis for each actuarial assumption as of and for the fiscal year ended September 30, 2025:

Pension Plans
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(31,175)	$(590)
Discount rate	(1.00)%	$37,251	$4,536
Rate of return on plan assets	1.00%	n/a	$(3,161)
Rate of return on plan assets	(1.00)%	n/a	$3,161

Other Postemployment Benefits
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Discount rate	1.00%	$(20,481)	$(2,160)
Discount rate	(1.00)%	$24,021	$2,417
Rate of return on plan assets	1.00%	n/a	$(1,252)
Rate of return on plan assets	(1.00)%	n/a	$1,252

Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) on PBO (Thousands)	Estimated Increase/(Decrease) to Expense (Thousands)
Health care cost trend rate	1.00%	$20,857	$3,198
Health care cost trend rate	(1.00)%	$(18,209)	$(2,789)

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

The fair value of derivative instruments is determined by reference to quoted market prices of listed exchange-traded contracts, published price quotations, pipeline tariff information or a combination of those items. ES’s portfolio is valued using the most current and reasonable market information. If the price underlying a physical commodity transaction does not represent a visible and liquid market, ES may utilize additional published pipeline tariff information and/or other services to determine an equivalent market price. As of September 30, 2025, the fair value of its derivative assets and liabilities reported on the Consolidated Balance Sheets that is based on such pricing is considered immaterial.
Should there be a significant change in the underlying market prices or pricing assumptions, ES may experience a significant impact on its financial position, results of operations and cash flows. Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risks for a sensitivity analysis related to the impact to derivative fair values resulting from changes in commodity prices. The valuation methods we use to determine fair values remained consistent for fiscal 2025, 2024 and 2023. We apply a discount to our derivative assets to factor in an adjustment associated with the credit risk of our physical natural gas counterparties and to our derivative liabilities to factor in an adjustment associated with our own credit risk. We determine this amount by using historical default probabilities corresponding to the appropriate S&P issuer ratings. Since the majority of our counterparties are rated investment grade, this results in an immaterial credit risk adjustment.

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

We have not designated any derivatives as fair value or cash flow hedges as of September 30, 2025 and 2024.

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

Occasionally, the federal and state taxing authorities determine that it is necessary to make certain changes to the income tax laws. These changes may include, but are not limited to, changes in the tax rates and/or the treatment of certain items of income or expense. Accounting guidance requires that the Company reflect the effect of changes in tax laws or tax rates at the date of enactment. Additionally, the Company is required to re-measure its deferred tax assets and liabilities as of the date of enactment. For non-regulated entities, the effects of changes in tax laws or tax rates are required to be included in income from continuing operations for the period that includes the enactment date. For regulated entities, if as the result of an action by a regulator it is probable that the future increase or decrease in taxes payable for items such as changes in tax laws or rates will be recovered from or returned to customers through future rates, an asset or liability shall be recognized for that probable increase or decrease in future revenue. Accounting guidance also requires that regulatory liabilities and/or assets be considered a temporary difference for which a related deferred tax asset and/or liability shall be recognized.

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

The following sections include a discussion of results for fiscal 2025 compared to fiscal 2024. The comparative results for fiscal 2024 with fiscal 2023 have been omitted from this Form 10-K but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on Form 10-K of our Annual Report for the fiscal year ended September 30, 2024, filed with the SEC on November 26, 2024.

Reportable Segments

We have four primary reportable segments as presented in the chart below:

Natural Gas Distribution
Regulated Utility Operations
Distribution Operations
Gas Supply
BGSS Incentives
Clean Energy Ventures
Unregulated Distributed Power
Grid-connected Solar
Net-metered Solar
Energy Services
Unregulated Wholesale Energy Services
Optimization of Natural Gas Transportation
Optimization of Natural Gas Storage
Producer Services
Asset Management
Storage and Transportation
Natural Gas Storage
Natural Gas Transportation
Equity Method Investments

In addition to our four reportable segments above, we have nonutility operations that either provide corporate support services or do not meet the criteria to be treated as a separate reportable segment. These operations, which comprise HSO, include appliance repair services, sales and installations at NJRHS and commercial real estate holdings at CR&R.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Net income and assets by reportable segment and other business operations for the fiscal years ended September 30, are as follows:

(Thousands)	2025		2024		2023
	Net Income	Assets	Net Income	Assets	Net Income	Assets
NJNG	$213,541	$5,198,116	$133,400	$4,789,835	$131,414	$4,414,829
CEV	61,156	1,308,969	33,662	1,157,573	44,458	1,128,577
ES	40,878	98,429	106,745	108,710	78,848	123,775
S&T	18,541	1,033,439	12,229	1,025,457	13,154	1,011,959
HSO	(407)	196,198	26	159,444	4,758	171,275
Intercompany (1)	1,918	(256,376)	3,713	(259,374)	(7,908)	(312,919)
Total	$335,627	$7,578,775	$289,775	$6,981,645	$264,724	$6,537,496
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated net income increased approximately $45.9M during fiscal 2025, compared with fiscal 2024, due primarily to the following factors:
•$80.1M increase in earnings at NJNG due primarily to an increase in base rates, effective November 21, 2024; and
•$27.5M increase in earnings at CEV due primarily to the gain on the sale of the residential solar portfolio; partially offset by
•$65.9M decrease in earnings at ES primarily due to the timing of revenue recognition related to the AMAs, along with higher natural gas purchase prices.

The primary drivers of the changes noted above are described in more detail in the individual reportable segment and other business operations discussions.

Consolidated assets increased approximately $597.1M as of September 30, 2025, compared with September 30, 2024, due primarily to the following factors:
•$311.3M increase in utility plant expenditures at NJNG;
•$95.6M increase in nonutility plant and equipment, net at CEV and S&T;
•$63.3M increase in non-current regulatory assets at NJNG;
•$50.2M increase in other non-current assets primarily at CEV; and
•$42.5M increase in notes receivable at CEV.

Non-GAAP Financial Measures

Our management uses net income and NFE, a non-GAAP financial measure, when evaluating our operating results. ES economically hedges its natural gas inventory with financial derivative instruments. NFE is a measure of earnings based on eliminating timing differences surrounding the recognition of certain gains or losses, to effectively match the earnings effects of the economic hedges with the physical sale of natural gas and, therefore, eliminates the impact of volatility to GAAP earnings associated with the derivative instruments. To the extent we utilize forwards, futures or other derivatives to hedge forecasted SREC production, unrealized gains and losses are also eliminated from NFE. NFE also excludes certain transactions associated with equity method investments, including impairment charges, which are non-cash charges, and return of capital in excess of the carrying value of our investment. These are considered unusual in nature and occur infrequently such that they are not indicative of our performance for ongoing operations. Included in the tax effects are current and deferred income tax expense corresponding with the components of NFE.

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE for the fiscal years ended September 30:

(Thousands, except per share data)	2025	2024	2023
Net income	$335,627	$289,775	$264,724
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(12,126)	19,574	(38,081)
Tax effect	2,882	(4,652)	9,050
Effects of economic hedging related to natural gas inventory (1)	4,242	(18,192)	34,699
Tax effect	(1,008)	4,323	(8,246)
Gain on equity method investment	—	—	(300)
Tax effect	—	—	(19)
Net financial earnings	$329,617	$290,828	$261,827

Basic earnings per share	$3.35	$2.94	$2.73
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(0.12)	0.20	(0.39)
Tax effect	0.03	(0.05)	0.09
Effects of economic hedging related to natural gas inventory (1)	0.04	(0.18)	0.36
Tax effect	(0.01)	0.04	(0.09)
Basic NFE per share	$3.29	$2.95	$2.70
(1)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reportable segment and other business operations for the fiscal years ended September 30, discussed in more detail within the operating results sections of each reportable segment and other business operations, is summarized as follows:

(Thousands)	2025		2024		2023
NJNG	$213,541	65%	$133,400	46%	$131,414	50%
CEV	61,156	18	33,662	12	44,458	17
ES	34,868	10	111,515	38	68,517	26
S&T	18,541	6	12,229	4	12,835	5
HSO	(407)	—	26	—	4,758	2
Eliminations (1)	1,918	1	(4)	—	(155)	—
Total	$329,617	100%	$290,828	100%	$261,827	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated NFE increased approximately $38.8M during fiscal 2025, compared with fiscal 2024, due primarily to the following factors:
•$80.1M increase in earnings at NJNG, as previously discussed; and
•$27.5M increase in earnings at CEV, as previously discussed; partially offset by
•$76.6M decrease in earnings at ES, as previously discussed.

Natural Gas Distribution

Overview

Natural Gas Distribution is comprised of NJNG, a natural gas utility that provides regulated natural gas service to residential and commercial customers throughout Burlington, Middlesex, Monmouth, Morris, Ocean and Sussex counties in New Jersey and also participates in the off-system sales and capacity release markets. The business is subject to various risks, which may include, but are not limited to, impacts to customer growth and customer usage, customer collections, the timing and costs of capital expenditures and construction of infrastructure projects, operating and financing costs, fluctuations in commodity prices, customer conservation efforts and changes in how customers consume energy. In addition, NJNG may be subject to adverse economic conditions such as inflation and rising natural gas costs, certain regulatory actions, environmental remediation and severe weather conditions. It is often difficult to predict the impact of events or trends associated with these risks.

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

Base Rate Case

On November 21, 2024, the BPU issued an order adopting a stipulation of settlement approving a $157.0M increase to base rates, effective as of the date of the order. The increase includes an overall rate of return on rate base of 7.08%, return on common equity of 9.6%, a common equity ratio of 54.0% and a composite depreciation rate of 3.21%.

Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant expenditures associated with customer growth and its associated PIM and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals for fiscal 2025 and estimates of expected investments over the next fiscal year:
Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory oversight, environmental regulations, unforeseen events and the ability to access capital.

NJNG implemented BPU-approved infrastructure projects that are designed to enhance the reliability and integrity of NJNG’s natural gas distribution system.

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

In September 2024, the BPU approved NJNG’s annual IIP filing, which requested a rate increase for capital expenditures of approximately $41.2M through June 30, 2024, which resulted in a revenue increase of approximately $4.7M, effective October 1, 2024.

On September 5, 2025, NJNG submitted its annual IIP filing to the BPU requesting a rate increase for capital expenditures of $33.1M through October 31, 2025, which, if approved, would result in a $4.0M revenue increase, with a proposed effective date of January 1, 2026.

Natural Gas Customers

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

NJNG’s total customers as of September 30, include the following:

	2025	2024	2023
Firm customers
Residential	535,852	528,502	520,682
Commercial, industrial & other	32,051	31,927	31,725
Residential transport	13,121	14,470	15,457
Commercial transport	7,846	7,972	8,033
Total firm customers	588,870	582,871	575,897
Other	105	45	103
Total customers	588,975	582,916	576,000

NJNG expects new customer additions during fiscal 2025, and those customers who added additional natural gas services to their premises, to contribute approximately $9.4M of incremental Utility Gross Margin on an annualized basis.

Energy Efficiency Programs

SAVEGREEN conducts home energy audits and provides various grants, incentives and financing alternatives designed to encourage the installation of high-efficiency heating and cooling equipment and other energy efficiency upgrades. Depending on the specific incentive or approval, NJNG recovers costs associated with the programs over a three- to 10-year period through a tariff rider mechanism. In March 2021, the BPU approved a three-year SAVEGREEN program consisting of approximately $126.1M of direct investment, $109.4M in financing options and $23.4M in O&M. In April 2024, the BPU approved NJNG’s $76.9M extension to this SAVEGREEN program through December 2024.

On October 30, 2024, the BPU approved a new SAVEGREEN program effective from January 1, 2025 to June 30, 2027, consisting of approximately $205.0M of direct investment, $160.5M in financing options and $20.1M in O&M, with expected recoveries of approximately $12.3M through September 30, 2025.

On December 18, 2024, the BPU approved NJNG’s annual SAVEGREEN filing for the recovery of costs, which increased annual recoveries by approximately $3.1M, effective January 1, 2025.

On May 30, 2025, NJNG’s annual SAVEGREEN filing for the recovery of costs was submitted to the BPU, requesting an increase in annual recoveries of approximately $17.3M. This matter is currently pending,

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The following table summarizes loans, grants, rebates and related investments as of:

(Thousands)	September 30, 2025	September 30, 2024
Loans	$298,200	$257,800
Grants, rebates and related investments	313,100	255,500
Total	$611,300	$513,300

Program expenses, eligible for recovery, were approximately $15.7M and $28.6M during the fiscal years ended September 30, 2025 and 2024, respectively. Recovery of SAVEGREEN investments is based upon a weighted average cost of capital that ranges from 6.9% to 7.08%, with a return on equity of 9.6%.

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

NJNG’s total utility firm gross margin includes the following adjustments related to the CIP mechanism:

(Thousands)	2025	2024	2023
Weather (1)	$22,120	$36,907	$44,675
Usage	(3,177)	9,386	3,276
Total	$18,943	$46,293	$47,951
(1)Compared with the 20-year average, weather was 5.5%, 11.3% and 13.4% warmer-than-normal during fiscal 2025, 2024 and 2023, respectively.

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

On May 21, 2025, the BPU approved, on a final basis, NJNG’s 2024 annual BGSS/CIP filing, which included a decrease of approximately $31.0M to the annual revenues credited to BGSS, an annual increase of approximately $40.3M related to its balancing charge and a decrease of approximately $0.8M to CIP rates, effective October 1, 2024. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers, and balancing charge revenues are credited to BGSS.

On May 30, 2025, the 2025 BGSS/CIP filing was submitted to the BPU requesting an increase of approximately $63.3M to annual revenues related to BGSS, an annual increase of approximately $6.1M related to its balancing charge and a decrease of approximately $25.5M to CIP rates. If approved, the rates are expected to be effective during fiscal 2026.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
On October 31, 2025, NJNG notified the BPU that it intends to self-implement an increase to its BGSS rate, effective December 1, 2025, which will result in an increase of approximately $38.1M in revenues related to BGSS for the December 2025 through September 2026 period.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of Utility Gross Margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply and transportation and storage assets. Depending on the program, NJNG shares 80% or 85% of Utility Gross Margin generated by these programs with firm customers. Utility Gross Margin from incentive programs was approximately $18.4M, $17.9M and $20.0M during the fiscal years ended September 30, 2025, 2024 and 2023, respectively.

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

Tetco M-3 Daily Prices

$42
$36
$30
$24
$18
$12
$6
$0
($ per MMBtu)
Oct
Nov
Dec
Jan
Feb
Mar
Apr
May
June
July
Aug
Sept
2025
2024
2023

(1) Data sourced from Standard & Poor’s Financial Services, LLC Global Platts.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The maximum price per MMBtu was $40.02, $20.98 and $32.46 and the minimum price was $1.05, $0.89 and $0.67 for the fiscal years ended September 30, 2025, 2024 and 2023, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Operating Results and Cash Flow sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Societal Benefits Charge

NJNG’s qualifying customers are eligible for the USF program, which is administered by the New Jersey Department of Community Affairs, to help make energy bills more affordable.

In March 2024, the BPU approved NJNG’s annual SBC filing of RAC expenditures through June 30, 2023, which included an increase to the RAC annual recoveries of approximately $2.4M and an increase to the NJCEP annual recoveries of approximately $5.5M, effective April 1, 2024.

In June 2024, NJNG submitted its annual USF filing to the BPU requesting an increase to the statewide USF rate. In September 2024, the BPU approved the filing, which resulted in an increase to annual recoveries of approximately $6.8M, effective October 1, 2024.

On April 23, 2025, the BPU approved NJNG’s annual SBC filing of RAC expenditures through June 30, 2024, which included an increase to the RAC annual recoveries of approximately $2.4M and an increase to the NJCEP annual recoveries of approximately $1.6M, effective May 1, 2025.

On June 27, 2025, NJNG submitted its annual USF filing to the BPU requesting a decrease to the statewide USF rate. On September 25, 2025, the BPU approved the filing, which resulted in a decrease to annual recoveries of approximately $1.0M, effective October 1, 2025.

On September 26, 2025, NJNG submitted its annual SBC filing to the BPU requesting approval of RAC expenditures through June 2025, which included a decrease to the RAC annual recoveries of approximately $0.9M and a decrease to the NJCEP annual recoveries of approximately $5.0M, which, if approved, would be effective April 1, 2026.

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs periodically, and at least annually, and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of approximately $167.0M as of September 30, 2025, an increase of approximately $5.3M compared with the prior fiscal period. See Note 14. Commitments and Contingent Liabilities for a more detailed description of MGP expenditures.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 4. Regulation in the accompanying Consolidated Financial Statements.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

NJNG’s operating results for the fiscal years ended September 30, are as follows:

(Thousands)	2025	2024	2023
Operating revenues (1)	$1,302,617	$1,019,832	$1,012,633
Operating expenses
Natural gas purchases (2) (3)	528,992	414,635	425,457
Operation and maintenance	230,876	225,260	226,780
Regulatory rider expense (4)	87,199	60,327	50,542
Depreciation and amortization	140,368	112,492	102,326
Total operating expenses	987,435	812,714	805,105
Operating income	315,182	207,118	207,528
Other income, net	27,788	20,363	13,546
Interest expense, net of capitalized interest	69,893	62,288	56,595
Income tax provision	59,536	31,793	33,065
Net income	$213,541	$133,400	$131,414
(1)Includes nonutility revenue of approximately $1.1M, $1.4M and $1.3M for fiscal 2025, 2024 and 2023, respectively, for lease agreements with various NJR subsidiaries leasing office space from NJNG at the Company’s headquarters, which are eliminated in consolidation.
(2)Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.
(3)Includes related party transactions of approximately $7.9M for fiscal 2025 and $9.3M for both fiscal 2024 and 2023, a portion of which is eliminated in consolidation.
(4)Consists of expenses associated with state-mandated programs, the RAC and energy efficiency programs, which are calculated on a per-therm basis. These expenses are passed through to customers and are offset by corresponding revenues.

Operating Revenues and Natural Gas Purchases

Operating revenues increased 27.7% and natural gas purchases increased 27.6% during fiscal 2025 compared with fiscal 2024. The factors contributing to the increases (decreases) in operating revenues and natural gas purchases during fiscal 2025 are as follows:

	2025 v. 2024
(Thousands)	Operating revenues	Natural gas purchases
BGSS incentives	$83,959	$83,408
Firm sales	64,642	21,240
Average BGSS rates	9,763	9,763
Base rate impact	119,553	—
CIP adjustments	(27,350)	—
Riders and other (1)	32,218	(54)
Total increase	$282,785	$114,357
(1)Riders and other includes changes in rider rates, including those related to Energy Efficiency, NJCEP and other programs, which is offset in regulatory rider expense.

Non-GAAP Financial Measures

Management uses Utility Gross Margin, a non-GAAP financial measure, when evaluating the operating results of NJNG. NJNG’s Utility Gross Margin is defined as operating revenues less natural gas purchases, sales tax and regulatory rider expenses. This measure differs from gross margin as presented on a GAAP basis, as it excludes certain operations and maintenance expense and depreciation and amortization. Utility Gross Margin may also not be comparable to the definition of gross margin used by others in the natural gas distribution business and other industries. We believe that Utility Gross Margin provides a meaningful basis for evaluating utility operations since natural gas costs, sales tax and regulatory rider expenses are included in operating revenues and passed through to customers and, therefore, have no effect on Utility Gross Margin. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Utility Gross Margin

A reconciliation of gross margin, the closest GAAP financial measure to NJNG’s Utility Gross Margin, for the fiscal years ended September 30, is as follows:

(Thousands)	2025	2024	2023
Operating revenues	$1,302,617	$1,019,832	$1,012,633
Less:
Natural gas purchases	528,992	414,635	425,457
Operation and maintenance (1)	120,175	113,984	115,292
Regulatory rider expense	87,199	60,327	50,542
Depreciation and amortization	140,368	112,492	102,326
Gross margin	425,883	318,394	319,016
Add:
Operation and maintenance (1)	120,175	113,984	115,292
Depreciation and amortization	140,368	112,492	102,326
Utility Gross Margin	$686,426	$544,870	$536,634
(1)Excludes SG&A of approximately $110.7M, $111.3M and $111.5M for the fiscal years 2025, 2024 and 2023, respectively.

Utility Gross Margin consists of three components:

•Utility firm gross margin generated from only the delivery component of either a sales tariff or a transportation tariff from residential and commercial customers who receive natural gas service from NJNG;

•BGSS incentive programs, where revenues generated or savings achieved from BPU-approved off-system sales, capacity release or storage incentive programs are shared between customers and NJNG; and

•Utility Gross Margin generated from off-tariff and interruptible customers.

The following provides more information on the components of Utility Gross Margin and associated throughput (Bcf) of natural gas delivered to customers:

	2025		2024		2023
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility Gross Margin/Throughput
Residential	$471,733	47.8	$369,522	44.5	360,138	43.4
Commercial, industrial and other	97,980	9.1	78,033	8.5	76,550	8.4
Firm transportation	93,543	11.7	75,641	11.7	76,114	12.1
Total utility firm gross margin/throughput	663,256	68.6	523,196	64.7	512,802	63.9
BGSS incentive programs	18,427	66.4	17,876	85.0	20,020	72.6
Interruptible/off-tariff agreements	4,743	31.0	3,798	25.8	3,812	29.5
Total Utility Gross Margin/Throughput	$686,426	166.0	$544,870	175.5	$536,634	166.0

Utility Firm Gross Margin

Utility firm gross margin increased approximately $140.1M during fiscal 2025 compared with fiscal 2024, due primarily to an increase in base rates, effective November 21, 2024.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
BGSS Incentive Programs

The factors contributing to the change in Utility Gross Margin generated by BGSS incentive programs are as follows:

(Thousands)	2025 v. 2024
Storage	$540
Off-system sales	221
Capacity release	(210)
Total increase	$551

The increase in BGSS incentive programs was due primarily to increased margins from storage incentives.

Net Income

Net income increased approximately $80.1M during fiscal 2025, compared with fiscal 2024, due primarily to the following factors:
•$141.6M increase in Utility Gross Margin, as previously discussed; partially offset by
•$27.9M increase in depreciation expense as a result of additional utility plant being placed into service; and
•$27.7M increase in income tax expense related to higher operating income.

Clean Energy Ventures

Overview

CEV actively pursues opportunities in the renewable energy markets, which includes the development, construction and operation of net-metered and grid-connected commercial solar projects. In addition, CEV enters into various long-term agreements, including PPAs, to supply energy from commercial solar projects.

Capital expenditures related to clean energy projects are subject to change due to a variety of factors that may affect our ability to commence operations at these projects on a timely basis or at all, including logistics associated with the start-up of commercial solar projects, changes to U.S. trade policy and the impact tariffs and other costs and assessments may have on equipment used to construct, generate and deliver clean energy, such as timing of construction schedules, the permitting and regulatory process and any delays related to electric grid interconnection. Other factors include economic trends, changes in law, governmental policies or incentives that support clean energy projects, unforeseen events and the ability to access capital or allocation of capital to other investments or business opportunities. CEV is also subject to various risks, which may include our ability to identify and develop commercial solar asset investments, impacts to our supply chain and our ability to source materials for construction.

The primary contributors toward the value of qualifying clean energy projects are tax incentives, RECs and electricity sales. Changes in the laws and regulations related to the ITC and/or relevant state legislation and regulatory policies affecting the market for solar renewable energy credits could significantly affect future results.

Projects placed into service after August 16, 2022, qualify for a 30% ITC. As a result of the Inflation Reduction Act, there are additional opportunities to increase the ITC amount for certain facilities that are placed in service after December 31, 2022, based upon the type of project and location.

On July 4, 2025, OBBBA was signed into law, which modifies several pre-existing provisions of the Inflation Reduction Act and other laws, including the phase-out of certain clean energy tax credits. In order to be eligible for ITCs, solar facilities must be placed in service by December 31, 2027, unless construction begins before July 4, 2026, and must satisfy the prohibited foreign entity material assistance requirements, unless construction begins before December 31, 2025.

On July 7, 2025, the President of the U.S. issued a federal executive order directing the Secretary of the Treasury to provide revised guidance on determining the beginning of construction for renewable energy projects for purposes of claiming ITCs. On August 15, 2025, the IRS released further guidance to clarify the beginning of construction for renewable energy projects deemed to have started construction on or after September 2, 2025.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
CEV continues to assess the impacts of OBBBA, the foregoing executive order and revised IRS guidance on the determination of the beginning of construction. While there have been no material impacts to the Company’s financial position or results of operations as of September 30, 2025, resulting from the change in law and revised IRS guidance, these changes may impact our ability to identify, develop and source materials to construct future projects in a way that meets the new requirements established for the ITC framework.

CEV placed eleven commercial solar projects in service totaling 93.6 MWs during fiscal 2025, with related expenditures of approximately $249.1M. CEV placed two commercial solar projects in service totaling 5.1 MWs during fiscal 2024, with related expenditures of approximately $18.9M. CEV has approximately 479 MW of commercial solar capacity in service.

CEV may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to seven years. The Company will continue to operate the solar assets and is responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. ITCs and other tax attributes associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first five years of in-service life, CEV recognizes the equivalent value of the ITC in other income on the Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. During fiscal 2025, 2024 and 2023, CEV received proceeds of $251.2M, $64.7M and $167.8M, respectively, in connection with the sale leaseback of commercial solar assets.

CEV operated a residential solar portfolio, which provided qualifying homeowners with the opportunity to have a solar system installed at their home in exchange for monthly lease payments and with no installation or maintenance expenses. On November 25, 2024, CEV completed the sale of its residential solar portfolio, and related assets and liabilities, to a third party for a purchase price of $132.5M. See Note 17. Dispositions for more details.

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

REC activity for the fiscal years ended September 30, consisted of the following:

	Inventory balance as of October 1,	RECs			Inventory balance as of September 30,	Average
		Generated		Delivered		Sale Price
2025
SRECs	126,928	356,977	(1)	(328,776)	155,129	$206
TRECs (2)	11,237	106,334		(88,900)	28,671	$146
SREC IIs (2)	5,022	20,783		(16,233)	9,572	$91
2024
SRECs	144,138	402,056		(419,266)	126,928	$197
TRECs (2)	10,120	93,913		(92,796)	11,237	$141
SREC IIs (2)	6,013	19,087		(20,078)	5,022	$90
(1)Includes SRECs purchased in relation to the sale of the residential solar portfolio.
(2)TREC and SREC II inventory balances are due primarily to the timing of generation and when RECs are delivered to the state administrator.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
CEV hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory of SRECs related to CEV’s in-service solar assets at September 30, 2025:

Energy Year (1)	Percent of SRECs Hedged
2026	93%
2027	70%
2028	65%
2029	32%
(1)Energy years are compliance periods for New Jersey’s renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of RECs by our solar assets. All related costs are included as a component of O&M on the Consolidated Statements of Operations, including such expenses as facility maintenance and broker fees.

Operating Results

CEV’s financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2025	2024	2023
Operating revenues	$112,501	$130,563	$124,131
Operating expenses
Operation and maintenance	56,167	44,042	40,089
Depreciation and amortization	24,105	27,869	25,320
Gain on sale of assets	(56,187)	—	—
Total operating expenses	24,085	71,911	65,409
Operating income	88,416	58,652	58,722
Other income, net	17,656	14,961	6,622
Interest expense, net of capitalized interest	26,702	28,545	28,569
Income tax provision (benefit)	18,214	11,406	(7,683)
Net income	$61,156	$33,662	$44,458

Net income increased approximately $27.5M during fiscal 2025, compared with fiscal 2024, due primarily to the following factors:
•$56.2M gain on the sale of the residential solar portfolio; partially offset by
•$18.1M decrease in operating revenues due primarily to the timing of SREC sales and the absence of revenue related to the sale of the residential solar portfolio;
•$12.1M increase in O&M due primarily to SREC transfers resulting from the sale of the residential solar portfolio; and
•$6.8M increase in income tax expense related to higher operating income.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
In conjunction with the active management of these contracts, ES generates earnings by identifying market opportunities and simultaneously entering into natural gas purchase/sale, storage or transportation contracts and financial derivative contracts. In cases where storage is utilized to fulfill these contracts, these forecast sales and/or purchases are economically hedged through the use of financial derivative contracts. The financial derivative contracts consist primarily of exchange-traded futures, options and swap contracts, and are frequently used to lock in anticipated transactional cash flows and to help manage volatility in natural gas market prices. Generally, when its transportation and storage contracts are exposed to periods of increased market volatility, ES is able to implement strategies that allow it to capture margin by improving the respective time or geographic spreads on a forward basis.

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

During December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services, and ES may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500M, payable through November 1, 2030. The AMAs include a series of initial and permanent releases, which commenced in November 2021. NJR received a total of approximately $260M in cash from fiscal 2022 through fiscal 2024 and will receive approximately $34M per year from fiscal 2025 through fiscal 2031 under the agreements. During fiscal 2025, 2024 and 2023, ES recognized approximately $19.7M, $137.2M and $48.5M, respectively, of operating revenue related to the AMAs on the Consolidated Statements of Operations. Amounts received in excess of revenue, totaling approximately $36.8M and $22.3M as of September 30, 2025 and 2024, respectively, are included in deferred revenue on the Consolidated Balance Sheets.

Operating Results

ES’s financial results for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2025	2024	2023
Operating revenues (1)	$453,457	$485,391	$691,616
Operating expenses
Natural gas purchases (including demand charges (2)(3))	372,431	305,938	558,932
Operation and maintenance	16,089	24,969	19,351
Depreciation and amortization	187	205	221
Total operating expenses	388,707	331,112	578,504
Operating income	64,750	154,279	113,112
Other income, net	1,522	1,030	1,479
Interest expense, net of capitalized interest	13,097	15,233	11,400
Income tax provision	12,297	33,331	24,343
Net income	$40,878	$106,745	$78,848
(1)Includes related party transactions of approximately $(4.9)M and $10.2M for fiscal 2024 and 2023, respectively, which are eliminated in consolidation. There were no related party transactions for fiscal 2025.
(2)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to 10 years.
(3)Includes related party transactions of approximately $1.2M for both fiscal 2025 and 2024, and $0.9M for fiscal 2023, a portion of which is eliminated in consolidation.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
ES’s portfolio of financial derivative instruments for the fiscal years ended September 30, is composed of:

(in Bcf)	2025	2024	2023
Net short futures and swaps contracts	4.7	7.7	6.9

During fiscal 2025, 2024 and 2023 the net short position resulted in unrealized gains of approximately $7.3M, $3.1M and $16.2M, respectively.

Operating revenues decreased approximately $31.9M during fiscal 2025, compared with fiscal 2024, due primarily to lower revenue from the AMAs, as previously discussed, partially offset by an increase in non-fee based revenue related to higher natural gas prices. Natural gas purchases increased approximately $66.5M during fiscal 2025, compared with fiscal 2024, due primarily to the higher natural gas prices.

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

Net income decreased approximately $65.9M during fiscal 2025, compared with fiscal 2024, due primarily to the following factors:
•$66.5M increase in natural gas purchases, as previously discussed; and
•$31.9M decrease in operating revenues, as previously discussed; partially offset by
•$21.0M decrease in income tax expense related to lower operating income; and
•$8.9M decrease in O&M due primarily to lower employee-related expenses.
Non-GAAP Financial Measures

Management uses Financial Margin and NFE, non-GAAP financial measures, when evaluating the operating results of ES. Financial Margin and NFE are based upon removing timing differences associated with certain derivative instruments. Management views these measures as representative of the overall expected economic result and uses these measures to compare ES’s results against established benchmarks and earnings targets, as these measures eliminate the impact of volatility on GAAP earnings as a result of timing differences associated with the settlement of derivative instruments. To the extent that there are unanticipated impacts from changes in the market value related to the effectiveness of economic hedges, ES’s actual non-GAAP results can differ from the results anticipated at the outset of the transaction. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Financial Margin

A reconciliation of gross margin, the closest GAAP financial measure, to ES’s Financial Margin is as follows:

(Thousands)	2025	2024	2023
Operating revenues (1)	$453,457	$485,391	$691,616
Less:
Natural gas purchases	372,431	305,938	558,932
Operation and maintenance (2)	14,959	23,189	20,199
Depreciation and amortization	187	205	221
Gross margin	65,880	156,059	112,264
Add:
Operation and maintenance (2)	14,959	23,189	20,199
Depreciation and amortization	187	205	221
Unrealized (gain) loss on derivative instruments and related transactions	(12,126)	24,449	(48,251)
Effects of economic hedging related to natural gas inventory (3)	4,242	(18,192)	34,699
Financial Margin	$73,142	$185,710	$119,132
(1)Includes unrealized (gains) losses related to intercompany transactions between NJNG and ES that have been eliminated in consolidation of approximately $(4.9)M and $7.8M for fiscal 2024 and 2023, respectively. There were no unrealized (gains) losses related to intercompany transactions between NJNG and ES for fiscal 2025.
(2)Excludes SG&A of approximately $1.1M, $1.8M and $(0.8)M for fiscal 2025, 2024 and 2023, respectively.
(3)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

Financial Margin decreased approximately $112.6M during fiscal 2025, compared with fiscal 2024, due primarily to lower operating revenue related to the AMAs, as previously discussed.

Net Financial Earnings

A reconciliation of ES’s net income, the most directly comparable GAAP financial measure to NFE, is as follows for the fiscal years ended September 30:

(Thousands)	2025	2024	2023
Net income	$40,878	$106,745	$78,848
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(12,126)	24,449	(48,251)
Tax effect (1)	2,882	(5,810)	11,467
Effects of economic hedging related to natural gas inventory	4,242	(18,192)	34,699
Tax effect	(1,008)	4,323	(8,246)
Net financial earnings	$34,868	$111,515	$68,517
(1)Includes taxes related to intercompany transactions between NJNG and ES that have been eliminated in consolidation of approximately $1.2M and $(2.4)M for fiscal 2024 and 2023, respectively. There were no unrealized (gains) losses related to intercompany transactions between NJNG and ES for fiscal 2025.

NFE decreased approximately $76.6M during fiscal 2025, compared with fiscal 2024, due primarily to lower Financial Margin, as previously discussed.

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

On September 30, 2024, Adelphia filed a Section 4 rate case with the FERC seeking approval to revise its transportation cost-of-service rates to reflect investments made in its pipeline system. On June 26, 2025, Adelphia reached a settlement in principle with customers participating in the rate case. On August 25, 2025, Adelphia and the rate case participants filed an offer of settlement with the FERC, which was approved on November 4, 2025, the results of which are considered immaterial to the Company’s Consolidated Financial Statements.

S&T has a 50% ownership interest in Steckman Ridge, a storage facility located in western Pennsylvania that operates under market-based rates. As of September 30, 2025, our investment in Steckman Ridge totaled $101.2M.

Operating Results

The financial results of S&T for the fiscal years ended September 30, are summarized as follows:

(Thousands)	2025	2024	2023
Operating revenues (1)	$106,413	$96,209	$92,859
Operating expenses
Natural gas purchases	1,006	1,028	1,601
Operation and maintenance	46,930	43,083	34,648
Depreciation and amortization	23,010	24,900	24,185
Total operating expenses	70,946	69,011	60,434
Operating income	35,467	27,198	32,425
Other income, net	8,416	10,207	6,850
Interest expense, net of capitalized interest	23,170	23,441	25,803
Income tax provision	5,985	4,551	3,444
Equity in earnings of affiliates	3,813	2,816	3,126
Net income	$18,541	$12,229	$13,154
(1)Includes related party transactions of approximately $0.1M, $1.4M and $4.2M for the fiscal years ended September 30, 2025, 2024 and 2023, respectively, which are eliminated in consolidation.

Net income increased approximately $6.3M during fiscal 2025, compared with fiscal 2024, due primarily to the following factors:
•$10.2M increase in operating revenues due to higher hub services and firm storage revenue at Leaf River; partially offset by
•$3.8M increase in O&M due to increased employee-related expenses and consulting fees.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Non-GAAP Financial Measures

Management uses Adjusted EBITDA and NFE, non-GAAP financial measures, when evaluating the operating results of S&T. Adjusted EBITDA is net income before interest, income taxes, depreciation and amortization, corporate overhead and other income, net. Certain transactions associated with equity method investments and their impact, including the return of capital in excess of the carrying value of our previously impaired investment, are excluded from NFE. The details of such adjustments can be found in the tables below. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

Adjusted EBITDA

A reconciliation of S&T's net income, the most directly comparable GAAP financial measure to Adjusted EBITDA, for the fiscal years ended September 30, is as follows:

(Thousands)	2025	2024	2023
Net income	$18,541	$12,229	$13,154
Add:
Interest expense, net of capitalized interest	23,170	23,441	25,803
Income tax provision	5,985	4,551	3,444
Depreciation and amortization	23,010	24,900	24,185
Corporate overhead	9,221	9,050	6,612
Less:
Other income, net (1)	8,416	10,207	6,850
Adjusted EBITDA	$71,511	$63,964	$66,348
(1)Consists primarily of interest income.

Adjusted EBITDA increased approximately $7.5M during fiscal 2025, compared with fiscal 2024, due primarily to higher operating revenue, as previously discussed.

Net Financial Earnings

A reconciliation of S&T's net income, the most directly comparable GAAP financial measure to NFE for the fiscal years ended September 30, is as follows:

(Thousands)	2025	2024	2023
Net income	$18,541	$12,229	$13,154
Add:
Gain on equity method investment	—	—	(300)
Tax effect	—	—	(19)
Net financial earnings	$18,541	$12,229	$12,835

NFE increased approximately $6.3M during fiscal 2025, compared with fiscal 2024, due primarily to higher net income, as previously discussed.

Home Services and Other

The financial results of HSO consist primarily of the operating results of NJRHS. NJRHS provides service, sales and installation of appliances to service contract customers and has been focused on growing its installation business and expanding its service contract customer base. HSO also includes organizational expenses incurred at NJR. Net (loss) income was $(0.4) and $0.1 for the fiscal years ended September 30, 2025 and 2024, respectively.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each reportable segment and other business operations and provides adequate financial flexibility for accessing capital markets as required. Our consolidated capital structure as of September 30, was as follows:

	2025	2024
Common stock equity	40%	39%
Long-term debt	54	52
Short-term debt	6	9
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $14.9M and $14.7M of equity through the DRP during fiscal 2025 and 2024, respectively. We also raised approximately $19.9M and $59.7M of equity by issuing approximately 418,000 and 1,380,000 shares through the waiver discount feature of the DRP during fiscal 2025 and 2024, respectively.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5M shares of common stock for repurchase. Since inception, we repurchased a total of approximately 17.8M of those shares and may repurchase an additional 1.7M shares under the approved program. There were no shares repurchased during fiscal 2025 and 2024.

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

We believe that as of September 30, 2025, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of September 30, 2025, NJR had a revolving credit facility totaling $575M, with approximately $401.0M available under the facility.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250M NJNG Credit Facility. As of September 30, 2025, there was approximately $206.3M available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program, as applicable, and the issuance of letters of credit.

Short-term borrowings for the twelve months ended September 30, 2025, were as follows:

(Thousands)
NJR
Notes Payable to banks:
Balance at end of period	$152,600
Weighted average interest rate at end of period	5.38%
Average balance for the period	$215,008
Weighted average interest rate for average balance	5.65%
Month end maximum for the period	$283,700
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$43,000
Weighted average interest rate at end of period	4.30%
Average balance for the period	$67,905
Weighted average interest rate for average balance	4.63%
Month end maximum for the period	$156,600

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

As of September 30, 2025, NJR had 24 letters of credit outstanding totaling approximately $21.4M, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Based on its average borrowings during fiscal 2025, NJR’s average interest rate was 5.65%, resulting in interest expense of approximately $12.4M. Based on average borrowings of $215.0M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $2.2M during fiscal 2025.

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

As of September 30, 2025, NJNG had two letters of credit outstanding for $0.7M, which reduced the amount available under the NJNG Credit Facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during fiscal 2025, NJNG’s average interest rate was 4.63%, resulting in interest expense of $3.2M. Based on average borrowings of $67.9M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $0.8M during fiscal 2025.

Short-Term Debt Covenants

Borrowings under the NJR Credit Facility and NJNG Credit Facility are conditioned upon compliance with a maximum leverage ratio (consolidated total indebtedness to consolidated total capitalization as defined in the applicable agreements) of not more than .70 to 1.00 for NJR and .65 to 1.00 for NJNG. These revolving credit facilities contain customary representations and warranties for transactions of this type. They also contain customary events of default and certain covenants that will limit NJR’s or NJNG’s ability, beyond agreed-upon thresholds, to, among other things:

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

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Long-Term Debt

NJR

As of September 30, 2025, NJR’s long-term debt consisted of approximately $1.1B in fixed-rate unsecured debt issuances, with maturities ranging from 2026 to 2034.

On November 7, 2024, NJR entered into a Note Purchase Agreement under which NJR issued $100M senior notes at a fixed interest rate of 5.55%, maturing in 2034.

Neither NJNG nor its assets are obligated or pledged to support NJR’s long-term debt.

NJNG

As of September 30, 2025, NJNG’s long-term debt consisted of approximately $1.8B in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2028 to 2061, and approximately $33.5M in sale leasebacks of natural gas meters with various maturities ranging from 2025 to 2031.

On April 15, 2025, NJNG’s 10-year 2.82% $50M senior notes matured.

On August 21, 2025, NJNG entered into a Note Purchase Agreement for $200M aggregate principal amount of its senior notes consisting of $100M of 5.16% senior notes due August 21, 2035, and $100M of 5.85% senior notes due August 21, 2055.

Senior notes are secured by an equal principal amount of NJNG’s FMBs issued under NJNG’s Mortgage Indenture.

NJR is not obligated directly nor contingently with respect to NJNG’s fixed-rate debt issuances.

Long-Term Debt Covenants and Default Provisions

The NJR and NJNG long-term debt instruments contain customary representations and warranties for transactions of their type. They also contain customary events of default and certain covenants that will limit NJR or NJNG’s ability beyond agreed-upon thresholds to, among other things:

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

Sale Leaseback

NJNG received approximately $11.7M, $8.8M and $8.4M in fiscal 2025, 2024 and 2023, respectively, in connection with the sale leaseback of its natural gas meters. NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to repurchase the assets sold or renew the lease at the end of the term. As NJNG retains control of the natural gas meters, these arrangements do not qualify as a sale. NJNG uses the financing method to account for the transactions. NJNG continues to evaluate this sale leaseback program based on current market conditions. Natural gas meters are excluded from the lien on NJNG property under the Mortgage Indenture.

CEV enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to seven years. The Company has concluded that these arrangements do not qualify as a sale for accounting purposes, as the Company retains control of the underlying assets, and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. CEV continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During fiscal 2025, 2024 and 2023, CEV received proceeds of approximately $251.2M, $64.7M and $167.8M, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Consolidated Balance Sheets.

Contractual Obligations and Capital Expenditures

As of September 30, 2025, the Company had 26 outstanding letters of credit totaling approximately $22.1M, as previously mentioned, and there were NJR guarantees covering approximately $138.8M of natural gas purchases and ES demand fee commitments, not yet reflected in accounts payable on the Consolidated Balance Sheets.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events and the ability to access capital.

NJNG’s total capital expenditures spent or accrued during fiscal 2025 were approximately $450.1M. During fiscal 2026 capital expenditures are projected to be between $430M and $480M. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of September 30, 2025, NJNG’s future MGP expenditures are estimated to be approximately $167.0M. For a more detailed description of MGP expenditures, see Note 14. Commitments and Contingent Liabilities in the accompanying Consolidated Financial Statements.

During fiscal 2025, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were approximately $271.4M. CEV’s expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, CEV enters into agreements to install solar equipment for commercial projects. We estimate solar-related capital expenditures during fiscal 2026 to be between $210M and $290M.

Capital expenditures related to clean energy projects are subject to change due to a variety of factors that may affect our ability to commence operations at these projects on a timely basis or at all, including sourcing projects that meet our investment criteria; logistics associated with the start-up of commercial solar projects, such as timing of construction schedules, the permitting and regulatory process, any delays related to electric grid interconnection, economic trends or unforeseen events; and the ability to access capital or allocation of capital to other investments or business opportunities.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
During fiscal 2025, S&T had capital expenditures spent or accrued for Adelphia totaling approximately $11.1M, and capital expenditures spent or accrued for Leaf River totaling approximately $19.4M. During fiscal 2026, we expect expenditures related to Adelphia to be between $5M and $10M and expenditures related to Leaf River to be between $40M and $50M.

ES does not currently anticipate any significant capital expenditures during fiscal 2026 and 2027.

In December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The utility provides certain asset management services, and ES may deliver natural gas to the utility in exchange for aggregate net proceeds of approximately $500M, payable through November 1, 2030. The AMAs include a series of initial and permanent releases which commenced in November 2021. NJR received a total of approximately $260M in cash from fiscal 2022 through fiscal 2024 and will receive $34M per year from fiscal 2025 through fiscal 2031 under the agreements. During fiscal 2025, 2024 and 2023, ES recognized approximately $19.7M, $137.2M and $48.5M, respectively, of operating revenue related to the AMAs on the Consolidated Statements of Operations. Amounts received in excess of revenue, totaling approximately $36.8M and $22.3M as of September 30, 2025 and 2024, respectively, are included in deferred revenue on the Consolidated Balance Sheets.
Cash Flows

Operating Activities

Cash flows from operating activities during fiscal 2025 totaled approximately $466.3M compared with approximately $427.4M during fiscal 2024. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

The increase of approximately $38.9M in cash flows from operating activities during fiscal 2025, compared with fiscal 2024, was due primarily to higher base rates along with the changes in the mix of working capital components.

Investing Activities

Cash flows used in investing activities decreased approximately $0.8M during fiscal 2025, compared with fiscal 2024, due primarily to proceeds from the sale of the CEV’s residential solar portfolio, partially offset by increased utility plant and solar asset expenditures.

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

Cash flows from financing activities decreased approximately $39.8M during fiscal 2025, compared with fiscal 2024, due primarily to increased payments of short and long-term debt, along with lower proceeds from the waiver discount feature of the DRP, partially offset by higher proceeds from solar sale leasebacks and long-term debt.

New Jersey Resources Corporation
Part II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Credit Ratings

The table below summarizes NJNG’s credit ratings as of September 30, 2025, issued by two rating entities, Moody’s and Fitch:

	Moody’s	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-2	F-2
Senior Secured	A1	A+
Ratings Outlook	Stable	Stable

The Moody’s ratings and outlook were reaffirmed on June 27, 2025. The Fitch ratings and outlook were reaffirmed on April 4, 2025. NJNG’s Moody’s and Fitch ratings are investment-grade ratings. NJR is not rated by Moody’s or Fitch.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

Commodity Market Risks

Natural gas is a nationally traded commodity. Its prices are determined effectively by the NYMEX, ICE and over-the-counter markets. The prices on the NYMEX, CME, ICE and over-the-counter markets generally reflect the national balance of natural gas supply and demand but are also significantly influenced from time to time by other events.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2024	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2025
NJNG	$(2)	$5,494	$5,146	$346
ES	3,135	10,147	5,938	7,344
Total	$3,133	$15,641	$11,084	$7,690

There were no changes in methods of valuations during the fiscal year ended September 30, 2025.

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following is a summary of fair market value of financial derivatives as of September 30, 2025, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2026	2027	2028 - 2030	After 2030	Total Fair Value
Price based on ICE	$7,035	$343	$312	$—	$7,690

The following is a summary of financial derivatives by type as of September 30, 2025:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	36.1	$1.10 - $4.36	$346
ES	Futures	(4.7)	$1.69 - $5.19	7,344
Total				$7,690

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2024	(Decrease) in Fair Market Value	Amounts Settled	September 30, 2025
NJNG - Prices based on other external data	$(558)	(7,073)	(7,659)	$28
ES - Prices based on other external data	(12,717)	3,015	(4,914)	(4,788)
Total	$(13,275)	(4,058)	(12,573)	$(4,760)

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10% movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $3.5M. This analysis does not include potential changes to reported credit adjustments embedded in the $7.1M reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(1,732)	$(3,465)	$(5,197)	$(6,929)
Ending derivative fair value	$7,144	$5,412	$3,679	$1,947	$215

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$1,732	$3,465	$5,197	$6,929
Ending derivative fair value	$7,144	$8,876	$10,609	$12,341	$14,073

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of September 30, 2025. Gross credit exposure for ES is defined as the unrealized fair value of derivative and energy trading contracts, plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for S&T is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

New Jersey Resources Corporation
Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
ES’s, CEV’s and S&T’s counterparty credit exposure as of September 30, 2025, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$86,917	$83,101
Noninvestment grade	5,543	1,751
Internally-rated investment grade	12,576	12,235
Internally-rated noninvestment grade	20,987	14,742
Total	$126,023	$111,829

NJNG’s counterparty credit exposure as of September 30, 2025, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$9,460	$7,507
Noninvestment grade	319	—
Internally-rated investment grade	102	—
Internally-rated noninvestment grade	682	149
Total	$10,563	$7,656

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of September 30, 2025, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, which appears herein.

November 20, 2025

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of New Jersey Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, common stock equity, and cash flows, for each of the three years in the period ended September 30, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulation — Impact of Rate-Regulation on the Financial Statements — Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

New Jersey Natural Gas Company (“NJNG”), a subsidiary of the Company, is a regulated gas distribution company and is subject to regulation by the New Jersey Board of Public Utilities (the “BPU”). Management has determined NJNG meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements in accordance with ASC 980, Regulated Operations, and reflect the effects of regulatory actions.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts that are expected to be returned to customers through future regulated customer rates. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. While NJNG expects to recover costs from customers through regulated rates, there is a risk that the BPU will not approve full recovery of such costs or full recovery of all amounts invested in the utility business and a reasonable return on that investment.

We identified the impact of rate regulation at NJNG as a critical audit matter due to the significant judgments made by management to support its assertions about the impacted account balances and disclosures, including assessing the probability of both recovery in rates of incurred costs, and refunds to customers. Auditing these judgments requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the impact of regulatory orders, including the probability of both recovery in rates of incurred costs, and refunds to customers, included the following, among others:

•We tested the effectiveness of management’s internal controls over the evaluation of the likelihood of recovery or refund in future rates of costs deferred as regulatory assets and liabilities. We tested the effectiveness of management’s internal controls over the recognition of amounts deferred as regulatory assets or liabilities and the monitoring and evaluation of regulatory developments that may affect the probability of recovering costs in future rates or of a future reduction in rates due to refunds to customers.

•We obtained and read relevant regulatory orders issued by the BPU for NJNG and other publicly available information to assess the probability of recovery in future rates or of a future reduction in rates based on precedence of the BPU’s treatment of similar costs under similar circumstances.

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
November 20, 2025

We have served as the Company’s auditor since 1951.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of New Jersey Resources Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of New Jersey Resources Corporation and subsidiaries (the “Company”) as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2025, of the Company and our report dated November 20, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Morristown, New Jersey
November 20, 2025

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share data)
Fiscal years ended September 30,	2025	2024	2023
OPERATING REVENUES
Utility	$1,301,496	$1,018,482	$1,011,284
Nonutility	734,916	778,057	951,710
Total operating revenues	2,036,412	1,796,539	1,962,994
OPERATING EXPENSES
Natural gas purchases:
Utility	521,103	405,332	416,158
Nonutility	372,211	304,426	555,579
Related parties	5,952	7,147	7,206
Operation and maintenance	410,506	394,636	373,568
Regulatory rider expenses	87,199	60,327	50,542
Depreciation and amortization	188,774	166,567	152,941
Gain on sale of assets	(58,200)	—	—
Total operating expenses	1,527,545	1,338,435	1,555,994
OPERATING INCOME	508,867	458,104	407,000
Other income, net	46,244	41,553	26,083
Interest expense, net of capitalized interest	128,595	130,275	123,014
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	426,516	369,382	310,069
Income tax provision	96,956	84,906	49,275
Equity in earnings of affiliates	6,067	5,299	3,930
NET INCOME	$335,627	$289,775	$264,724

EARNINGS PER COMMON SHARE
Basic	$3.35	$2.94	$2.73
Diluted	$3.33	$2.92	$2.71
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	100,244	98,634	97,028
Diluted	100,788	99,289	97,627

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)
Fiscal years ended September 30,	2025	2024	2023
Net income	$335,627	$289,775	$264,724
Other comprehensive (loss) income, net of tax
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(317), $(317) and $(317), respectively	1,052	1,054	1,053
Adjustment to postemployment benefit obligation, net of tax of $1,803, $(706) and $1,873, respectively	(5,994)	2,384	(6,186)
Other comprehensive (loss) income, net of tax	(4,942)	3,438	(5,133)
Comprehensive income	$330,685	$293,213	$259,591
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)
Fiscal years ended September 30,	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$335,627	$289,775	$264,724
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) loss on derivative instruments	(12,126)	19,574	(38,081)
Gain on sale of assets	(58,200)	—	—
Depreciation and amortization	188,774	166,567	152,941
Amortization of acquired wholesale energy contracts	—	125	2,271
Allowance for equity used during construction	(9,973)	(6,874)	(7,137)
Allowance for doubtful accounts	10,030	1,229	1,570
Non-cash lease expense	4,451	4,674	3,708
Deferred income taxes	76,971	85,735	30,462
Equivalent value of ITCs recognized on equipment financing	(16,983)	(15,328)	(6,986)
Manufactured gas plant remediation costs	(12,854)	(23,451)	(9,571)
Cost of removal - asset retirement obligations	(2,044)	(1,727)	(1,526)
Contributions to postemployment benefit plans	(1,025)	(2,659)	(4,706)
Taxes related to stock-based compensation	(1,934)	(1,219)	(588)
Changes in:
Components of working capital	(31,899)	(61,058)	61,525
Other noncurrent assets and liabilities	(2,466)	(27,956)	30,387
Cash flows from operating activities	466,349	427,407	478,993
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(391,906)	(372,019)	(350,304)
Solar equipment	(238,185)	(104,287)	(107,303)
Storage and transportation and other	(29,957)	(46,628)	(42,757)
Cost of removal	(46,030)	(48,385)	(40,555)
Distribution from equity investees in excess of equity in earnings	612	2,246	2,294
Proceeds from sale of assets	137,195	—	—
Cash flows used in investing activities	(568,271)	(569,073)	(538,625)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	300,000	250,000	225,000
Payments of long-term debt	(206,922)	(125,066)	(71,934)
Payments of term loan	—	—	(150,000)
(Payments of) proceeds from short-term debt, net	(96,200)	39,700	(21,850)
Proceeds from sale leaseback transactions - solar	251,171	64,694	167,790
Proceeds from sale leaseback transactions - natural gas meters	11,714	8,814	8,441
Payments of common stock dividends	(180,066)	(165,063)	(150,973)
Proceeds from waiver discount issuance of common stock	19,910	59,730	42,807
Proceeds from issuance of common stock - DRP	14,918	14,676	14,993
Tax withholding payments related to net settled stock compensation	(12,566)	(5,724)	(4,577)
Cash flows from financing activities	101,959	141,761	59,697
Change in cash, cash equivalents and restricted cash	37	95	65
Cash, cash equivalents and restricted cash at beginning of period	1,612	1,517	1,452
Cash, cash equivalents and restricted cash at end of period	$1,649	$1,612	$1,517
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(15,100)	$(12,744)	$112,628
Inventories	(21,647)	(11,086)	67,445
Recovery of natural gas costs	6,931	734	(14,427)
Natural gas purchases payable	5,078	6,238	(183,772)
Natural gas purchases payable - related parties	(234)	16	8
Deferred revenue	1,033	(39,832)	934
Accounts payable and other	6,188	15,640	7,537
Prepaid expenses	906	(2,013)	(1,169)
Prepaid and accrued taxes	1,052	(23,517)	16,415
Restricted broker margin accounts	(1,295)	19,535	46,364
Customers’ credit balances and deposits	(7,298)	(6,315)	11,664
Other current assets and liabilities	(7,513)	(7,714)	(2,102)
Total	$(31,899)	$(61,058)	$61,525
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$130,333	$120,239	$108,194
Income taxes	$9,883	$21,313	$4,282
Accrued capital expenditures	$60,965	$22,535	$25,867
Notes receivable recognized as non-cash investing activity	$42,500	$—	$—
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED BALANCE SHEETS

ASSETS

(Thousands)
September 30,	2025	2024

PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$4,434,220	$4,221,395
Construction work in progress	395,943	233,295
Nonutility plant and equipment, at cost	1,972,811	1,834,956
Construction work in progress	151,404	206,869
Total property, plant and equipment	6,954,378	6,496,515
Accumulated depreciation and amortization, utility plant	(850,757)	(786,594)
Accumulated depreciation and amortization, nonutility plant and equipment	(293,522)	(306,698)
Property, plant and equipment, net	5,810,099	5,403,223

CURRENT ASSETS
Cash and cash equivalents	591	1,017
Customer accounts receivable:
Billed	109,366	105,531
Unbilled revenues	24,194	20,094
Allowance for doubtful accounts	(11,371)	(8,506)
Regulatory assets	48,898	73,070
Natural gas in storage, at average cost	215,836	199,125
Materials and supplies, at average cost	43,420	38,484
Prepaid expenses	10,848	11,754
Prepaid taxes	67,143	67,066
Derivatives, at fair value	12,514	6,813
Restricted broker margin accounts	8,920	13,243
Other current assets	39,517	26,904
Total current assets	569,876	554,595

NONCURRENT ASSETS
Investments in equity method investees	101,243	101,744
Regulatory assets	672,518	609,192
Operating lease assets	185,596	184,485
Derivatives, at fair value	2,319	806
Software costs	11,151	10,522
Deferred income taxes	20,821	20,751
Postemployment employee benefit assets	40,813	24,660
Notes receivable	42,500	—
Other noncurrent assets	121,839	71,667
Total noncurrent assets	1,198,800	1,023,827
Total assets	$7,578,775	$6,981,645
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CAPITALIZATION AND LIABILITIES

(Thousands, except share data)
September 30,	2025	2024

CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding shares September 30, 2025 — 100,478,590; September 30, 2024 — 99,461,448	$250,705	$248,159
Premium on common stock	676,635	633,811
Accumulated other comprehensive loss, net of tax	(11,463)	(6,521)
Treasury stock at cost and other; shares September 30, 2025 — 17,273; September 30, 2024 — 16,302	24,422	26,220
Retained earnings	1,451,367	1,298,774
Common stock equity	2,391,666	2,200,443
Long-term debt	3,250,387	2,879,464
Total capitalization	5,642,053	5,079,907

CURRENT LIABILITIES
Current maturities of long-term debt	158,192	189,006
Short-term debt	195,600	291,800
Natural gas purchases payable	62,593	57,515
Natural gas purchases payable to related parties	641	875
Deferred revenue	22,605	21,572
Accounts payable and other	204,478	169,232
Dividends payable	47,719	44,752
Accrued taxes	11,722	10,593
Regulatory liabilities	12,884	32,981
New Jersey Clean Energy Program	17,171	18,491
Derivatives, at fair value	7,620	6,271
Restricted broker margin accounts	3,949	1,146
Operating lease liabilities	4,388	4,945
Customers’ credit balances and deposits	31,297	38,595
Total current liabilities	780,859	887,774

NONCURRENT LIABILITIES
Deferred income taxes	438,411	358,783
Deferred investment tax credits	1,878	2,156
Deferred revenue	17,580	3,095
Derivatives, at fair value	4,283	11,490
Manufactured gas plant remediation	166,990	161,650
Postemployment employee benefit liabilities	108,830	64,609
Regulatory liabilities	171,177	175,847
Operating lease liabilities	159,131	159,303
Asset retirement obligations	76,507	66,698
Other noncurrent liabilities	11,076	10,333
Total noncurrent liabilities	1,155,863	1,013,964
Commitments and contingent liabilities (Note 14)
Total capitalization and liabilities	$7,578,775	$6,981,645
See Notes to Consolidated Financial Statements

New Jersey Resources Corporation
Part II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock And Other	Retained Earnings	Total
Balance as of September 30, 2022	96,250	$241,616	$519,697	$(4,826)	$(6,805)	$1,067,528	$1,817,210
Net income	—	—	—	—	—	264,724	264,724
Other comprehensive loss	—	—	—	(5,133)	—	—	(5,133)
Common stock issued:
Incentive compensation plan	136	339	4,829	—	—	—	5,168
Dividend reinvestment plan (1)	258	205	6,069	—	8,760	—	15,034
Waiver discount	948	1,298	28,059	—	13,450	—	42,807
Cash dividend declared ($1.59 per share)	—	—	—	—	—	(154,418)	(154,418)
Treasury stock and other	(8)	—	—	—	5,343	—	5,343
Balance as of September 30, 2023	97,584	243,458	558,654	(9,959)	20,748	1,177,834	1,990,735
Net income	—	—	—	—	—	289,775	289,775
Other comprehensive income	—	—	—	3,438	—	—	3,438
Common stock issued:
Incentive compensation plan	154	385	5,099	—	—	—	5,484
Dividend reinvestment plan (1)	346	864	13,780	—	—	—	14,644
Waiver discount	1,380	3,452	56,278	—	—	—	59,730
Cash dividend declared ($1.71 per share)	—	—	—	—	—	(168,835)	(168,835)
Treasury stock and other	(3)	—	—	—	5,472	—	5,472
Balance as of September 30, 2024	99,461	248,159	633,811	(6,521)	26,220	1,298,774	2,200,443
Net income	—	—	—	—	—	335,627	335,627
Other comprehensive loss	—	—	—	(4,942)	—	—	(4,942)
Common stock issued:
Incentive compensation plan	283	708	9,905	—	—	—	10,613
Dividend reinvestment plan	318	793	14,054	—	—	—	14,847
Waiver discount	418	1,045	18,865	—	—	—	19,910
Cash dividend declared ($1.825 per share)	—	—	—	—	—	(183,034)	(183,034)
Treasury stock and other	(1)	—	—	—	(1,798)	—	(1,798)
Balance as of September 30, 2025	100,479	$250,705	$676,635	$(11,463)	$24,422	$1,451,367	$2,391,666
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

NJRCEV, the Company’s clean energy subsidiary, comprises the CEV segment, which owns and operates clean energy projects, including commercial solar installations located in New Jersey, Rhode Island, New York, Connecticut, Michigan, Indiana and Pennsylvania.

On November 25, 2024, CEV completed the sale of its residential solar portfolio, and related assets and liabilities, to a third party for a purchase price of $132.5M. See Note 17. Dispositions for more information regarding the transaction.

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

Other financial investments or contractual interests that lack the characteristics of a voting interest entity, which are commonly referred to as variable interest entities, are evaluated by the Company to determine if the entity has the power to direct business activities and, therefore, would be considered a controlling interest that the Company would have to consolidate. Based on those evaluations, NJR has determined that it does not have any investments in variable interest entities as of September 30, 2025, 2024 and 2023.

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

In December 2020, ES entered into a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts, which commenced in November 2021. The AMAs include a series of temporary and permanent releases, and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed-upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. ES recognized approximately $19.7M, $137.2M and $48.5M of operating revenue related to the AMAs on the Consolidated Statements of Operations during fiscal 2025, 2024 and 2023, respectively. Amounts received in excess of revenue recognized totaling approximately $36.8M and $22.3M are included in deferred revenue on the Consolidated Balance Sheets as of September 30, 2025 and 2024, respectively.

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

(Millions)	2025	2024	2023
ES	$65.3	$72.6	$74.6
NJNG	247.1	200.4	183.4
Total	$312.4	$273.0	$258.0

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

Depreciation is computed on a straight-line basis over the useful life of the assets for the Company’s nonutility entities, using rates based on the estimated average lives of the various classes of depreciable property for NJNG. The composite rate of depreciation used for NJNG was 3.19% of average depreciable property in fiscal 2025, 2.69% in fiscal 2024 and 2.68% in fiscal 2023. The Company recorded $188.8M, $166.6M and $152.9M in depreciation expense during fiscal 2025, 2024 and 2023, respectively.

Property, plant and equipment was comprised of the following as of September 30:

(Thousands)	Estimated
Property Classifications	Useful Lives	2025	2024
Distribution facilities	10 to 54 years	$3,642,492	$3,436,308
Transmission facilities	28 to 40 years	662,801	656,098
Storage facilities	26 to 87 years	86,448	86,329
Solar property	15 to 35 years	988,445	885,518
Storage and transportation property	5 to 55 years	960,547	929,850
All other property	5 to 40 years	66,298	62,248
Construction work in progress		547,347	440,164
Total property, plant and equipment		6,954,378	6,496,515
Accumulated depreciation and amortization		(1,144,279)	(1,093,292)
Property, plant and equipment, net		$5,810,099	$5,403,223

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Within storage and transportation property, base gas is required to maintain the necessary pressure and to allow for efficient operation of the Leaf River storage facility. The base gas is determined to be recoverable and is considered part of the facility and thus presented as a component in property, plant and equipment. This natural gas is not depreciated, as it is expected to be recovered and sold. The base gas had a cost basis of $21.4M for both September 30, 2025 and 2024.

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

Capitalized and deferred interest include the following for the fiscal years ended September 30:

($ in thousands)	2025		2024		2023
AFUDC:	NJNG	Adelphia	NJNG	Adelphia	NJNG	Adelphia
Debt	$6,486	$57	$4,729	$64	$3,546	$90
Equity	9,859	114	6,761	113	6,979	158
Total	$16,345	$171	$11,490	$177	$10,525	$248
Weighted average interest rate	6.41%	7.84%	6.48%	8.28%	6.41%	8.28%

Pursuant to a BPU order, NJNG is permitted to recover carrying costs on uncollected balances related to SBC program costs, which include NJCEP, RAC and USF expenditures. The NJCEP and RAC interest rates change each September based on the August 31 seven-year constant maturity treasury rate plus 60 basis points. The SBC rate was 4.58%, 4.33% and 4.79% for the fiscal years ended September 30, 2025, 2024 and 2023, respectively. Accordingly, other income included $2.4M, $2.6M and $1.8M in the fiscal years ended September 30, 2025, 2024 and 2023, respectively.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total amounts in the Consolidated Statements of Cash Flows, as of September 30:

(Thousands)	2025	2024	2023
Balance Sheet
Cash and cash equivalents	$591	$1,017	$954
Restricted cash in other noncurrent assets	$1,058	$595	$563
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$1,649	$1,612	$1,517

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Allowance for Doubtful Accounts

The Company segregates financial assets, primarily trade receivables and unbilled revenues due in one year or less, into portfolio segments based on shared risk characteristics, such as geographical location and regulatory environment, for evaluation of expected credit losses. Historical and current information, such as average write-offs, is applied to each portfolio segment to estimate the allowance for losses on uncollectible receivables. Additionally, the allowance for losses on uncollectible receivables is adjusted for reasonable and supportable forecasts of future economic conditions, which can include changing weather, commodity prices, regulations and macroeconomic factors, such as unemployment rates, among others.

Loans and Notes Receivable

NJNG currently provides loans, with terms ranging from five to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Consolidated Balance Sheets. The Company has approximately $21.5M and $18.1M recorded in other current assets and approximately $69.4M and $53.6M in other noncurrent assets as of September 30, 2025 and 2024, respectively, on the Consolidated Balance Sheets, related to the loans.

On August 28, 2025, CEV entered into a seller-based financing arrangement with a third party for the sale of certain solar energy modules totaling $42.5M. Amounts related to the financing are due to CEV no later than December 31, 2027, and are recorded as notes receivable within the Company’s consolidated balance sheet as of September 30, 2025.
The Company evaluates loans and notes receivable for collectability each reporting period in accordance with the current expected credit loss model. If necessary, an allowance is recorded to reflect potential losses. As of September 30, 2025, the Company has not recorded a reserve for credit losses associated with outstanding loans and notes receivable.

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

Natural Gas in Storage

Natural gas in storage is reflected at average cost on the Consolidated Balance Sheets and represents natural gas and LNG that will be utilized in the ordinary course of business. The following table summarizes natural gas in storage, at average cost by reportable segment, as of September 30:

	2025		2024
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
NJNG	$184,099	30.8	$177,655	30.8
ES	30,686	13.2	21,378	13.1
S&T	1,051	0.3	92	—
Total	$215,836	44.3	$199,125	43.9

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following table presents the software costs included in the Consolidated Financial Statements, as of September 30:

(Thousands)	2025	2024
Balance Sheets
Utility plant, at cost	$132,868	$133,158
Construction work in progress	$87,274	$26,659
Nonutility plant and equipment, at cost	$344	$344
Accumulated depreciation and amortization, utility plant	$(24,906)	$(13,632)
Accumulated depreciation and amortization, nonutility plant and equipment	$(70)	$(48)
Software costs	$11,151	$10,522
Statements of Operations
Operation and maintenance	$1,376	$13,087
Depreciation and amortization	$11,296	$6,164

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

Factors that the Company analyzes in determining whether an impairment in its long-lived assets exists include: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent in which a long-lived asset is being used in its physical condition; legal proceedings or other contributing factors; significant business climate changes; accumulations of costs in significant excess of the amounts expected; a current-period operating or cash flow loss combined with a history of such events; and current expectations that more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. During fiscal 2025 and 2024, there were no events or circumstances that indicated that the carrying value of long-lived assets or finite-lived intangibles was not recoverable.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized as interest expense on a basis that approximates the effective interest method over the term of the related debt. Debt issuance costs are presented as a direct deduction from the carrying amount of the related debt. See Note 9. Debt for the total unamortized debt issuance costs that are recorded as a reduction to long-term debt on the Consolidated Balance Sheets.

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

AROs are initially recognized when the legal obligation to retire an asset has been incurred and a reasonable estimate of fair value can be made. The discounted fair value is recognized as an ARO liability with a corresponding amount capitalized as part of the carrying cost of the underlying asset. The obligation is subsequently accreted to the future value of the expected retirement cost, and the corresponding asset retirement cost is depreciated over the life of the related asset. Accretion expense associated with CEV’s AROs is recognized as a component of operations and maintenance expense on the Consolidated Statements of Operations. Accretion amounts associated with NJNG’s AROs are recognized as part of its depreciation expense, and the corresponding regulatory asset and liability will be shown gross on the Consolidated Balance Sheets.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following is an analysis of the change in the Company’s AROs for the fiscal years ended September 30:

(Thousands)	Balance at October 1	Accretion	Additions	Change in assumptions	Retirements	Balance at period end
2025
NJNG	$59,674	3,353	351	7,079	(2,044)	$68,413
NJRCEV	$7,023	256	815	—	—	$8,094
2024
NJNG	$55,285	3,039	152	2,925	(1,727)	$59,674
NJRCEV	$6,708	236	79	—	—	$7,023

Accretion for the next five years, for the fiscal years ended September 30, is estimated to be as follows:

(Thousands)	2026	2027	2028	2029	2030	Total
Estimated Accretion	$3,955	4,156	4,376	4,616	4,868	$21,971

Accumulated Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income, net of related tax effects:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance as of September 30, 2023	$(7,269)	$(2,690)		$(9,959)
Other comprehensive income, net of tax
Other comprehensive income, before reclassifications, net of tax of $0, $(1,002) and $(1,002), respectively	—	3,360		3,360
Amounts reclassified from accumulated other comprehensive income, net of tax of $(317), $296 and $(21), respectively	1,054	(976)	(1)	78
Net current-period other comprehensive income, net of tax of $(317), $(706) and $(1,023), respectively	1,054	2,384		3,438
Balance as of September 30, 2024	$(6,215)	$(306)		$(6,521)
Other comprehensive income, net of tax
Other comprehensive income, before reclassifications, net of tax of $0, $1,571 and $1,571, respectively	—	(5,213)		(5,213)
Amounts reclassified from accumulated other comprehensive income, net of tax of $(317), $232 and $(85), respectively	1,052	(781)	(1)	271
Net current-period other comprehensive income, net of tax of $(317), $1,803 and $1,486, respectively	1,052	(5,994)		(4,942)
Balance as of September 30, 2025	$(5,163)	$(6,300)		$(11,463)
(1)Included in the computation of net periodic pension cost, a component of O&M on the Consolidated Statements of Operations. For more details, see Note 11. Employee Benefit Plans.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Leases

In March 2023, the FASB issued ASU No. 2023-01, an amendment to ASC 842, Leases, which applies to arrangements between related parties under common control. The ASU requires leasehold improvements associated with common control leases to be amortized over the improvements’ useful life to the common control group, regardless of the lease term. The guidance became effective for the Company on October 1, 2024, and was applied on a prospective basis. As the Company does not have leases that are impacted by this amendment, there was no impact on the Company’s financial position, results of operations, cash flows and disclosures upon adoption.

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, an amendment to ASC 280, Segment Reporting, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The update requires entities to disclose significant segment expenses that are regularly provided to the CODM and included within segment profit and loss, and it enhances interim disclosure requirements to conform with annual requirements. The guidance became effective for the Company on October 1, 2024, for the first annual period and on October 1, 2025, for the interim periods. It was applied retrospectively to all periods presented. As the amendments in this update only impact disclosures, there was no impact on the Company’s financial position, results of operations, and cash flows upon adoption.

Business Combinations

In August 2023, the FASB issued ASU No. 2023-05, an amendment to ASC 805, Business Combinations, which addresses how a joint venture should recognize contributions received upon its formation. Joint ventures must account for initial assets and liabilities received at fair value on the date the joint venture is formed. The guidance became effective for the Company for joint ventures formed beginning January 1, 2025, and was applied on a prospective basis. As the Company does not have any applicable transactions, there was no impact to the Company's financial position, results of operations, cash flows and disclosures upon adoption.

Other Recent Updates to the Accounting Standards Codification

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, an amendment to ASC 740, Income Taxes, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. It will provide investors more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance becomes effective for the Company beginning with our annual report for the fiscal year ended September 30, 2026, and can be applied either prospectively or retrospectively. As the amendments in this update only impact disclosures, there are no anticipated impacts on the Company’s financial position, results of operations, and cash flows upon adoption.

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

Internal-Use Software

In September 2025, the FASB issued ASU No. 2025-06, an amendment to ASC 350, Intangibles—Goodwill and Other, which simplifies the capitalization guidance as it relates to Internal-Use Software by removing all references to project stages and clarifying the threshold to apply to begin capitalizing costs. The guidance becomes effective for the Company on October 1, 2028. The Company can elect to apply it prospectively, retrospectively or through a modified transition approach, with early adoption permitted. The Company is currently evaluating the amendment to understand the impacts on its financial position, results of operations and cash flows upon adoption.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
3. REVENUE

Revenue is recognized when a performance obligation is satisfied by transferring control of a product or service to a customer. Revenue is measured based on consideration specified in a contract with a customer using the output method of progress. The Company elected to apply the invoice practical expedient for recognizing revenue, whereby the amounts invoiced to customers represent the value to the customer and the Company’s performance completion as of the invoice date. Therefore the Company does not disclose related unsatisfied performance obligations. The Company also elected the practical expedient to exclude from the transaction price all sales taxes that are assessed by a governmental authority and therefore presents sales tax net in operating revenues on the Consolidated Statements of Operations. Below is a listing of performance obligations that arise from contracts with customers, along with details on the satisfaction of each performance obligation, the significant payment terms and the nature of the goods and services being transferred, by reportable segment and other business operations:

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

Revenue was derived from the contract terms and was recognized as invoiced, with the payment due each month for the previous month’s services. In November 2024, CEV’s residential solar portfolio was sold to a third party.

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

Usage fees and hub services revenues are recognized as services are performed.

HSO	Installations	Home Services installs appliances, including, but not limited to, furnaces, air conditioning units, boilers and generators, for customers. The distinct performance obligation is the installation of the contracted appliance, which is satisfied at the point in time the item is installed.

The transaction price for each installation differs accordingly. Revenue is recognized at a point in time upon completion of the installation, which is when the customer is billed.

Disaggregated revenues from contracts with customers by product line and by reportable segment and other business operations during fiscal 2025, 2024 and 2023 are as follows:

(Thousands)	NJNG	CEV		ES	S&T	HSO	Total
2025
Natural gas utility sales (1)	$1,091,000	—		—	—	—	$1,091,000
Natural gas services	—	—		47,653	106,413	—	154,066
Service contracts	—	—		—	—	37,327	37,327
Installations and maintenance	—	—		—	—	25,561	25,561
Renewable energy certificates	—	17,575		—	—	—	17,575
Electricity sales	—	27,240		—	—	—	27,240
Eliminations (2)	(1,121)	—		—	(41)	(302)	(1,464)
Revenues from contracts with customers	1,089,879	44,815		47,653	106,372	62,586	1,351,305
Alternative revenue programs (3)	(28,747)	—		—	—	—	(28,747)
Derivative instruments	240,364	67,686	(4)	405,804	—	—	713,854
Revenues out of scope	211,617	67,686		405,804	—	—	685,107
Total operating revenues	$1,301,496	112,501		453,457	106,372	62,586	$2,036,412
2024
Natural gas utility sales (1)	$861,882	—		—	—	—	$861,882
Natural gas services	—	—		164,165	96,209	—	260,374
Service contracts	—	—		—	—	36,231	36,231
Installations and maintenance	—	—		—	—	26,404	26,404
Renewable energy certificates	—	15,111		—	—	—	15,111
Electricity sales	—	32,913		—	—	—	32,913
Eliminations (2)	(1,350)	—		—	(1,358)	(258)	(2,966)
Revenues from contracts with customers	860,532	48,024		164,165	94,851	62,377	1,229,949
Alternative revenue programs (3)	1,087	—		—	—	—	1,087
Derivative instruments	156,863	82,539	(4)	321,226	—	—	560,628
Eliminations (2)	—	—		4,875	—	—	4,875
Revenues out of scope	157,950	82,539		326,101	—	—	566,590
Total operating revenues	$1,018,482	130,563		490,266	94,851	62,377	$1,796,539

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

(Thousands)	NJNG	CEV		ES	S&T	HSO	Total
2023
Natural gas utility sales (1)	$845,392	—		—	—	—	845,392
Natural gas services	—	—		76,975	92,859	—	169,834
Service contracts	—	—		—	—	35,210	35,210
Installations and maintenance	—	—		—	—	22,428	22,428
Renewable energy certificates	—	12,636		—	—	—	12,636
Electricity sales	—	31,733		—	—	—	31,733
Eliminations (2)	(1,349)	—		—	(4,159)	(205)	(5,713)
Revenues from contracts with customers	844,043	44,369		76,975	88,700	57,433	1,111,520
Alternative revenue programs (3)	27,257	—		—	—	—	27,257
Derivative instruments	139,984	79,762	(4)	614,641	—	—	834,387
Eliminations (2)	—	—		(10,170)	—	—	(10,170)
Revenues out of scope	167,241	79,762		604,471	—	—	851,474
Total operating revenues	$1,011,284	124,131		681,446	88,700	57,433	$1,962,994
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

Disaggregated revenues from contracts with customers by customer type and by reportable segment and other business operations during the fiscal years ended September 30, are as follows:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
2025
Residential	$805,351	2,110	—	—	62,396	$869,857
Commercial and industrial	164,796	42,705	47,653	106,372	190	361,716
Firm transportation	110,042	—	—	—	—	110,042
Interruptible, off-tariff and other	9,690	—	—	—	—	9,690
Revenues out of scope	211,617	67,686	405,804	—	—	685,107
Total operating revenues	$1,301,496	112,501	453,457	106,372	62,586	$2,036,412
2024
Residential	$641,606	13,960	—	—	62,219	$717,785
Commercial and industrial	123,727	34,064	164,165	94,851	158	416,965
Firm transportation	86,600	—	—	—	—	86,600
Interruptible, off-tariff and other	8,599	—	—	—	—	8,599
Revenues out of scope	157,950	82,539	326,101	—	—	566,590
Total operating revenues	$1,018,482	130,563	490,266	94,851	62,377	$1,796,539
2023
Residential	$621,663	13,668	—	—	57,091	$692,422
Commercial and industrial	136,011	30,701	76,975	88,700	342	332,729
Firm transportation	77,722	—	—	—	—	77,722
Interruptible, off-tariff and other	8,647	—	—	—	—	8,647
Revenues out of scope	167,241	79,762	604,471	—	—	851,474
Total operating revenues	$1,011,284	124,131	681,446	88,700	57,433	$1,962,994

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Consolidated Balance Sheets are as follows:

	Customer Accounts Receivable		Customers’Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of September 30, 2023	$97,540	$19,100	$44,910
Increase (decrease)	7,991	994	(6,315)
Balance as of September 30, 2024	105,531	20,094	38,595
Increase (decrease)	3,835	4,100	(7,298)
Balance as of September 30, 2025	$109,366	$24,194	$31,297

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Consolidated Balance Sheets as of September 30:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
2025
Customer accounts receivable
Billed	$75,789	6,818	17,483	8,172	1,104	$109,366
Unbilled	14,817	9,377	—	—	—	24,194
Customers’ credit balances and deposits	(31,257)	—	—	(40)	—	(31,297)
Total	$59,349	16,195	17,483	8,132	1,104	$102,263
2024
Customer accounts receivable
Billed	$51,613	8,441	34,002	8,598	2,877	$105,531
Unbilled	11,839	8,255	—	—	—	20,094
Customers’ credit balances and deposits	(38,572)	—	—	(23)	—	(38,595)
Total	$24,880	16,696	34,002	8,575	2,877	$87,030

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

Regulatory assets and liabilities included on the Consolidated Balance Sheets for NJNG are comprised of the following, as of September 30:

(Thousands)	2025	2024
Regulatory assets-current
New Jersey Clean Energy Program	$17,171	$18,491
Conservation Incentive Program	22,697	51,442
Derivatives at fair value, net	7,544	1,363
Other current regulatory assets	1,486	1,774
Total current regulatory assets	$48,898	$73,070
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$74,961	$77,475
Liability for future expenditures	166,990	161,650
Deferred income taxes	46,013	42,595
SAVEGREEN	141,562	107,796
Postemployment and other benefit costs	41,275	23,772
Cost of removal	132,895	130,885
Other noncurrent regulatory assets	63,612	59,924
Total noncurrent regulatory assets	$667,308	$604,097
Regulatory liability-current
Overrecovered natural gas costs	$10,643	$32,457
Total current regulatory liabilities	$10,643	$32,457
Regulatory liabilities-noncurrent
Tax Act impact	$170,309	$175,328
Derivatives at fair value, net	—	404
Other noncurrent regulatory liabilities	868	115
Total noncurrent regulatory liabilities	$171,177	$175,847

Regulatory assets and liabilities included on the Consolidated Balance Sheets for Adelphia are comprised of the following, as of September 30:

(Thousands)	2025	2024
Total noncurrent regulatory assets	$5,210	$5,095
Total current regulatory liabilities	$2,241	$524

The assets are comprised primarily of the tax benefit associated with the equity component of AFUDC and the liability consists primarily of scheduling penalties. Recovery of regulatory assets is subject to FERC approval.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
New Jersey Clean Energy Program

The NJCEP is a statewide program that encourages energy efficiency and renewable energy. Funding amounts are determined by the BPU’s Office of Clean Energy and all New Jersey utilities are required to share in the annual funding obligation. The current NJCEP program is for the State of New Jersey’s fiscal year ending June 2026. NJNG recovers the costs associated with its portion of the NJCEP obligation through its NJCEP rider, with interest.

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

Tax Act Impact

The Tax Act is an Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as The Tax Cuts and Jobs Act of 2017, and reflects the re-measurement and subsequent amortization of net deferred tax liabilities as a result of the change in federal tax rates.

The following is a description of certain regulatory proceedings during fiscal 2024 and 2025:

On November 21, 2024, the BPU issued an order adopting a stipulation of settlement approving a $157.0M increase to base rates, effective as of the date of the order. The increase includes an overall rate of return on rate base of 7.08%, return on common equity of 9.6%, a common equity ratio of 54.0% and a composite depreciation rate of 3.21%.

BGSS and CIP

BGSS rates are normally revised on an annual basis. In addition, to manage the fluctuations in wholesale natural gas costs, NJNG has the ability to make two interim filings during each fiscal year to increase residential and small commercial customer BGSS rates on a self-implementing and provisional basis. NJNG is also permitted to refund or credit back a portion of the commodity costs to customers at any time given five days’ notice when the natural gas commodity costs decrease in comparison to amounts projected or to amounts previously collected from customers. Concurrent with the annual BGSS filing, NJNG files for an annual review of its CIP. NJNG’s annual BGSS and CIP filings are summarized as follows:

•2024 BGSS/CIP filing — On May 21, 2025, the BPU approved, on a final basis, NJNG’s 2025 BGSS/CIP filing, which included a decrease of approximately $31.0M to the annual revenues credited to BGSS, an annual increase of approximately $40.3M related to its balancing charge and a decrease of approximately $0.8M to CIP rates, effective October 1, 2024.

•2025 BGSS/CIP filing — On May 30, 2025, the 2026 BGSS/CIP filing was submitted to the BPU requesting an increase of approximately $63.3M to annual revenues related to BGSS, an annual increase of approximately $6.1M related to its balancing charge and a decrease of approximately $25.5M to CIP rates. If approved, the rates are expected to be effective during fiscal 2026.

•On October 31, 2025, NJNG notified the BPU that it intends to self-implement an increase to its BGSS rate, effective December 1, 2025, which will result in an increase of approximately $38.1M to revenues related to BGSS for the December 2025 through September 2026 period.

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

In March 2021, the BPU approved a three-year SAVEGREEN program consisting of approximately $126.1M of direct investment, $109.4M in financing options and $23.4M in O&M. In April 2024, the BPU approved NJNG’s petition that extended NJNG’s SAVEGREEN program through December 31, 2024, with an additional $76.9M in order to meet customer demand for this program. On October 30, 2024, the BPU approved a new SAVEGREEN program effective from January 1, 2025 to June 30, 2027, consisting of approximately $205.0M of direct investment, $160.5M in financing options and $20.1M in O&M, which totals approximately $385.6M. Recoveries through September 30, 2025, were approximately $12.3M.

SAVEGREEN investments and costs are filed with the BPU on an annual basis. NJNG’s annual EE filings are summarized as follows:

•2024 EE filing — On December 18, 2024, the BPU approved NJNG’s annual SAVEGREEN filing for the recovery of costs, which increased annual recoveries by approximately $3.1M, effective January 1, 2025.

•2025 EE filing — On May 30, 2025, NJNG’s annual SAVEGREEN filing for the recovery of costs was submitted to the BPU, requesting an increase to annual recoveries of approximately $17.3M. This matter is currently pending.

Societal Benefits Charge

The SBC is comprised of three primary riders that allow NJNG to recover costs associated with USF, which is a permanent statewide program for all natural gas and electric utilities for the benefit of income-eligible customers, MGP remediation and the NJCEP. NJNG has submitted the following filings to the BPU, which include a report of program expenditures incurred each program year:

•2023 SBC filing — In September 2023, NJNG submitted its annual SBC filing to the BPU requesting approval of RAC expenditures through June 2023, which included an increase to the RAC annual recoveries of approximately $2.4M and an increase to the NJCEP annual recoveries of approximately $5.5M, effective April 1, 2024. On March 20, 2024, the BPU approved NJNG’s annual SBC filing.

•2024 USF filing — In June 2024, NJNG submitted its annual USF filing to the BPU requesting an increase to the statewide USF rate, which resulted in an approximately $6.8M increase to annual recoveries. On September 25, 2024, the BPU approved this filing, effective October 1, 2024.

•2024 SBC filing — In September 2024, NJNG submitted its annual SBC filing to the BPU requesting approval of RAC expenditures through June 2024, which included an increase to the RAC annual recoveries of approximately $2.4M and an increase to the NJCEP annual recoveries of approximately $1.6M, effective May 1, 2025.

•2025 USF Filing — On June 27, 2025, NJNG submitted its annual USF filing to the BPU requesting a decrease to the statewide USF rate. On September 25, 2025, the BPU approved the filing, which resulted in a decrease to annual recoveries of approximately $1.0M, effective October 1, 2025.

•2025 SBC Filing — On September 26, 2025, NJNG submitted its annual SBC filing to the BPU requesting approval of RAC expenditures through June 2025, which included a decrease to the RAC annual recoveries of approximately $0.9M and a decrease to the NJCEP annual recoveries of approximately $5.0M, which, if approved, are expected to be effective April 1, 2026.

Infrastructure Programs

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant for customer growth and its associated PIM and infrastructure programs. NJNG implemented BPU-approved infrastructure projects that are designed to enhance the reliability of NJNG’s natural gas distribution system.

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

•2025 IIP filing — On September 5, 2025, NJNG submitted its annual IIP filing to the BPU requesting a rate increase for capital expenditures of $33.1M through October 31, 2025, which, if approved, would result in a $4.0M revenue increase, with a proposed effective date of January 1, 2026.

On July 25, 2025, NJNG submitted a filing with the BPU to extend the IIP through June 30, 2026.

5. DERIVATIVE INSTRUMENTS

The Company is subject primarily to commodity price risk due to fluctuations in the market price of natural gas, SRECs and electricity. To manage this risk, the Company enters into a variety of derivative instruments including, but not limited to, futures contracts, physical forward contracts, financial options and swaps to economically hedge the commodity price risk associated with its existing and anticipated commitments. In addition, the Company is exposed to interest rate risk and may utilize derivatives to reduce exposure to fluctuations in interest rates. These contracts are accounted for as derivatives, unless the Company elects NPNS, which is done on a contract-by-contract election. Accordingly, financial and certain of the Company’s physical contracts are recorded at fair value on the Consolidated Balance Sheets. For a more detailed discussion of the Company’s fair value measurement policies and level disclosures associated with the Company’s derivative instruments, see Note 6. Fair Value.

Energy Services

ES chooses not to designate its financial commodity and physical forward commodity derivatives as accounting hedges or to elect NPNS. The changes in the fair value of these derivatives are recorded as a component of operating expenses or operating revenues, as appropriate for ES, on the Consolidated Statements of Operations as unrealized gains or losses. For ES at settlement, realized gains and losses on all financial derivative instruments are recognized as a component of natural gas purchases, and realized gains and losses on all physical derivatives follow the presentation of the related unrealized gains and losses as a component of either operating expenses or operating revenues.

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

Expected production of SRECs are hedged through the use of forward and futures contracts. All contracts require the Company to physically deliver SRECs through the transfer of certificates as per contractual settlement schedules. ES recognizes changes in the fair value of these derivatives as a component of operating revenues. For SRECs that are acquired by ES, changes in the fair value of these derivatives are reported as a component of operating expenses. Upon settlement of these contracts, the related revenue or expense is recognized when the SREC is transferred to the counterparty or acquired by ES, respectively.

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

Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative assets and liabilities recognized on the Consolidated Balance Sheets as of September 30:

		Derivatives at Fair Value
		2025		2024
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
ES:
Physical commodity contracts	Derivatives - current	$3,709	$5,878	$1,660	$4,346
	Derivatives - noncurrent	1,312	3,931	727	10,758
Financial commodity contracts	Derivatives - current	8,426	1,736	5,132	1,344
	Derivatives - noncurrent	1,006	352	79	732
NJNG:
Physical commodity contracts	Derivatives - current	30	2	21	579
Financial commodity contracts	Derivatives - current	349	4	—	2
	Derivatives - noncurrent	1	—	—	—
Total fair value of derivatives		$14,833	$11,903	$7,619	$17,761

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

	Asset Derivatives				Liability Derivatives
(Thousands)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)
As of September 30, 2025
ES Contracts
Physical commodity	$5,021	(2,061)	—	$2,960	$9,809	(2,061)	(2,022)	$5,726
Financial commodity	9,432	(2,088)	(3,951)	3,393	2,088	(2,088)	—	—
Total ES	$14,453	(4,149)	(3,951)	$6,353	$11,897	(4,149)	(2,022)	$5,726
NJNG Contracts
Physical commodity	$30	(1)	—	$29	$2	(1)	—	$1
Financial commodity	350	(4)	—	346	4	(4)	—	—
Total NJNG	$380	(5)	—	$375	$6	(5)	—	$1
As of September 30, 2024
ES Contracts
Physical commodity	$2,387	(535)	—	$1,852	$15,104	(535)	(5,551)	$9,018
Financial commodity	5,211	(2,076)	(1,170)	1,965	2,076	(2,076)	—	—
Total ES	$7,598	(2,611)	(1,170)	$3,817	$17,180	(2,611)	(5,551)	$9,018
NJNG Contracts
Physical commodity	$21	(13)	—	$8	$579	(13)	—	$566
Financial commodity	—	—	—	—	2	—	(2)	—
Total NJNG	$21	(13)	—	$8	$581	(13)	(2)	$566
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

The following table presents the effect of derivative instruments recognized on the Consolidated Statements of Operations as of September 30:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated as hedging instruments:		2025	2024	2023
Physical commodity contracts	Operating revenues	$3,110	$12,070	$33,610
Physical commodity contracts	Natural gas purchases	(1,474)	(2,391)	(6,846)
Financial commodity contracts	Natural gas purchases	12,407	11,722	80,406
Physical commodity contracts	Operation and maintenance	845	—	—
Total unrealized and realized gain		$14,888	$21,401	$107,170

NJNG’s derivative contracts are part of the Company’s risk management activities that relate to its natural gas purchases and BGSS incentive programs. At settlement, the resulting gains and/or losses are payable to or recoverable from utility customers and are deferred in regulatory assets or liabilities resulting in no impact to earnings.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following table reflects the gains and/or (losses) associated with NJNG’s derivative instruments as of September 30:

(Thousands)	2025	2024	2023
Physical commodity contracts	$(16,913)	$(5,215)	$(34,241)
Financial commodity contracts	(3,295)	11,064	(50,130)
Total unrealized and realized (loss) gain	$(20,208)	$5,849	$(84,371)

ES and NJNG had the following outstanding long (short) derivatives as of September 30:

	ES		NJNG
Volumes (Bcf)	2025	2024	2025	2024
Futures	(4.7)	(7.7)	36.1	31.9
Physical Commodity	5.5	2.8	6.0	10.9

Not included in the above table are 0.9M and 1.2M SRECs that were open as of September 30, 2025 and 2024, respectively.

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

The balances as of September 30, by reportable segment, are as follows:

(Thousands)	Balance Sheet Location	2025	2024
NJNG	Restricted broker margin accounts - current assets	$5,480	$4,975
ES	Restricted broker margin accounts - current assets	$3,440	$8,268
	Restricted broker margin accounts - current liabilities	$3,949	$1,146

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

Internally-rated exposure applies to counterparties that are not rated by Fitch or Moody’s. In these cases, the counterparty’s or guarantor’s financial statements are reviewed, and similar methodologies and ratios used by credit rating agencies are applied to arrive at a substitute rating. Gross credit exposure is defined as the unrealized fair value of physical and financial derivative commodity contracts, plus any outstanding wholesale receivable for the value of natural gas delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of September 30, 2025. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$96,377
Noninvestment grade	5,862
Internally-rated investment grade	12,678
Internally-rated noninvestment grade	21,669
Total	$136,586

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company’s credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. Derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required were immaterial as of both September 30, 2025 and 2024. These amounts differ from the respective net derivative liabilities reflected on the Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

As of September 30, the estimated fair value of long-term debt, including current maturities, excluding natural gas meter sale leasebacks, debt issuance costs and solar asset sale leasebacks, is as follows (1):

(Thousands)	2025	2024
NJNG
Carrying value (1)	$1,797,845	$1,647,845
Fair market value	$1,536,391	$1,439,849
NJR
Carrying value (1)	$1,120,000	$1,120,000
Fair market value	$1,095,121	$1,085,955
(1)See Note 9. Debt for a reconciliation to long-term and short-term debt.

The Company enters into sale leaseback transactions for certain commercial solar assets and natural gas meters. These transactions are recorded within long-term debt on the Consolidated Balance Sheets. The carrying value of solar sale leasebacks was approximately $471.5M and $283.0M and the estimated fair value was approximately $481.4M and $290.4M as of September 30, 2025 and 2024, respectively. The carrying value of the natural gas meter sale leasebacks was approximately $33.5M and $31.6M and the estimated fair value of certain natural gas meter sale leasebacks amounted to approximately $32.5M and $26.7M as of September 30, 2025 and 2024, respectively.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate, for the maturity of the specific debt instrument and the Company’s credit rating. As of September 30, 2025 and 2024, the Company discloses its debt within Level 2 of the fair value hierarchy.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2025
Assets
Physical commodity contracts	$—	$5,051	$—	$5,051
Financial commodity contracts	9,782	—	—	9,782
Money market funds	5	—	—	5
Other	2,589	—	—	2,589
Total assets at fair value	$12,376	$5,051	$—	$17,427
Liabilities
Physical commodity contracts	$—	$9,811	$—	$9,811
Financial commodity contracts	2,092	—	—	2,092
Total liabilities at fair value	$2,092	$9,811	$—	$11,903
As of September 30, 2024
Assets
Physical commodity contracts	$—	$2,408	$—	$2,408
Financial commodity contracts	5,211	—	—	5,211
Money market funds	62	—	—	62
Other	2,671	—	—	2,671
Total assets at fair value	$7,944	$2,408	$—	$10,352
Liabilities
Physical commodity contracts	$—	$15,683	$—	$15,683
Financial commodity contracts	2,078	—	—	2,078
Total liabilities at fair value	$2,078	$15,683	$—	$17,761

7. INVESTMENTS IN EQUITY INVESTEES

The Company holds a 50% equity method investment in Steckman Ridge, a jointly owned and controlled natural gas storage facility located in Bedford County, Pennsylvania. The Company’s investment in Steckman Ridge was approximately $101.2M and $101.7M as of September 30, 2025 and 2024, respectively, which includes loans with a total outstanding principal balance of approximately $70.4M for both September 30, 2025 and 2024. These loans accrue interest at a variable rate that resets quarterly and are due October 1, 2027.

NJNG and ES have entered into storage and park and loan agreements with Steckman Ridge. See Note 16. Related Party Transactions for more information on these intercompany transactions.

8. EARNINGS PER SHARE

The following table presents the calculation of the Company’s basic and diluted earnings per share for the fiscal years ended September 30:

(Thousands, except per share amounts)	2025	2024	2023
Net income, as reported	$335,627	$289,775	$264,724
Basic earnings per share
Weighted average shares of common stock outstanding-basic	100,244	98,634	97,028
Basic earnings per common share	$3.35	$2.94	$2.73
Diluted earnings per share
Weighted average shares of common stock outstanding-basic	100,244	98,634	97,028
Incremental shares (1)	544	655	599
Weighted average shares of common stock outstanding-diluted	100,788	99,289	97,627
Diluted earnings per common share	$3.33	$2.92	$2.71
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

Long-term Debt

The following table presents the long-term debt of the Company as of September 30:

(Thousands)			2025	2024
NJNG
First mortgage bonds:		Maturity date:
Series OO	3.00%	August 1, 2041	46,500	46,500
Series PP	3.15%	April 15, 2028	50,000	50,000
Series RR	4.61%	March 13, 2044	55,000	55,000
Series SS	2.82%	April 15, 2025	—	50,000
Series TT	3.66%	April 15, 2045	100,000	100,000
Series UU	3.63%	June 21, 2046	125,000	125,000
Series VV	4.01%	May 11, 2048	125,000	125,000
Series WW	3.50%	April 1, 2042	10,300	10,300
Series XX	3.38%	April 1, 2038	10,500	10,500
Series YY	2.45%	April 1, 2059	15,000	15,000
Series ZZ	3.76%	July 17, 2049	100,000	100,000
Series AAA	3.86%	July 17, 2059	85,000	85,000
Series BBB	2.75%	August 1, 2039	9,545	9,545
Series CCC	3.00%	August 1, 2043	41,000	41,000
Series DDD	3.13%	June 30, 2050	50,000	50,000
Series EEE	3.13%	July 23, 2050	50,000	50,000
Series FFF	3.33%	July 23, 2060	25,000	25,000
Series GGG	2.87%	September 1, 2050	25,000	25,000
Series HHH	2.97%	September 1, 2060	50,000	50,000
Series III	2.97%	October 30, 2051	50,000	50,000
Series JJJ	3.07%	October 28, 2061	50,000	50,000
Series LLL	4.37%	May 27, 2037	50,000	50,000
Series MMM	4.71%	May 27, 2052	50,000	50,000
Series NNN	5.47%	October 24, 2052	125,000	125,000
Series OOO	5.56%	September 28, 2033	50,000	50,000
Series PPP	5.85%	October 30, 2053	50,000	50,000
Series QQQ	5.82%	June 26, 2054	125,000	125,000
Series RRR	5.49%	September 30, 2034	75,000	75,000
Series SSS	5.16%	August 21, 2035	100,000	—
Series TTT	5.85%	August 21, 2055	100,000	—
Meter financing obligation		Various dates	33,477	31,574
Less: Debt issuance costs			(11,296)	(10,899)
Less: Current maturities of long-term debt			(8,228)	(58,649)
Total NJNG long-term debt			1,811,798	1,609,871
NJR
Unsecured senior notes	3.48%	November 7, 2024	—	100,000
Unsecured senior notes	3.54%	August 18, 2026	100,000	100,000
Unsecured senior notes	3.96%	June 8, 2028	100,000	100,000
Unsecured senior notes	3.29%	July 17, 2029	150,000	150,000
Unsecured senior notes	3.50%	July 23, 2030	130,000	130,000
Unsecured senior notes	3.60%	July 23, 2032	130,000	130,000
Unsecured senior notes	3.13%	September 1, 2031	120,000	120,000
Unsecured senior notes	3.25%	September 1, 2033	80,000	80,000
Unsecured senior notes	4.38%	June 23, 2027	110,000	110,000
Unsecured senior notes	3.64%	September 19, 2034	50,000	50,000
Unsecured senior notes	6.14%	December 15, 2032	50,000	50,000
Unsecured senior notes	5.55%	November 7, 2034	100,000	—
Less: Debt issuance costs			(2,916)	(3,011)
Less: Current maturities of long-term debt			(100,000)	(100,000)
Total NJR long-term debt			1,017,084	1,016,989

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CEV		2025	2024
	Maturity date:
Solar asset financing obligation	Various dates	471,469	282,962
Less: Current maturities of long-term debt		(49,964)	(30,358)
Total CEV long-term debt		421,505	252,604
Total long-term debt		$3,250,387	$2,879,464

Annual long-term debt redemption requirements, excluding meter financing obligations, debt issuance costs and solar asset financing obligations, as of September 30, are as follows:

(Thousands)	2026	2027	2028	2029	2030	Thereafter
NJR	$100,000	$110,000	$100,000	$150,000	$130,000	$530,000
NJNG	$—	$—	$50,000	$—	$—	$1,747,845

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

NJNG’s Mortgage Indenture does not restrict NJNG’s ability to pay dividends. New Jersey Administrative Code 14:4-4.7 states that a public utility cannot issue dividends without regulatory approval if its equity-to-total-capitalization ratio falls below 30%. As of September 30, 2025, NJNG’s equity-to-total-capitalization ratio is 54.1% and NJNG has the capacity to issue up to $1.5B of FMB under the terms of the Mortgage Indenture.

On April 15, 2025, NJNG’s 10-year, 2.82% $50M senior notes matured.

On August 21, 2025, NJNG entered into a Note Purchase Agreement for $200M aggregate principal amount of its senior notes consisting of $100M of 5.16% senior notes due August 21, 2035, and $100M of 5.85% senior notes due August 21, 2055.

The senior notes are secured by an equal principal amount of NJNG’s FMBs issued under NJNG’s Mortgage Indenture.

Sale Leasebacks

NJNG received approximately $11.7M and $8.8M during fiscal 2025 and 2024, respectively, in connection with the sale leaseback of its natural gas meters, with terms ranging from seven to 10 years. NJNG records the proceeds received from the sale leaseback as a financing obligation for accounting purposes that is paid over the term of the arrangement and has the option to purchase the meters back at fair value upon expiration of the lease.

Contractual commitments for meter sale leaseback arrangements, which represent the most likely outcome of cash payments, as of the fiscal years ended September 30, are as follows:

(Thousands)	2026	2027	2028	2029	2030	Thereafter	Subtotal
Future payments	$9,477	7,876	8,209	5,149	3,830	2,447	$36,988
Less: Interest component							(3,511)
Total							$33,477

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Clean Energy Ventures

CEV enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to seven years. CEV records the proceeds received from the sale leasebacks as financing obligations for accounting purposes. These transactions are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. CEV continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to repurchase the assets sold or renew the lease at the end of the lease term. CEV received proceeds of approximately $251.2M and $64.7M during fiscal 2025 and 2024, respectively, in connection with the sale leaseback of commercial solar assets. The proceeds received were recognized as a financing obligation on the Consolidated Balance Sheets.

Contractual commitments for the solar sale leaseback arrangements, which represent the most likely outcome of cash payments, as of the fiscal years ended September 30, are as follows:

(Thousands)	2026	2027	2028	2029	2030	Thereafter	Subtotal
Future payments	$36,528	39,038	50,424	97,718	48,742	121,936	$394,386
Less: Interest component							(82,004)
Total							$312,382

Credit Facilities and Short-term Debt

A summary of NJR’s credit facility and NJNG’s commercial paper program and credit facility as of September 30, is as follows:

			At end of period
(Thousands)	As of date	Total borrowing capacity	Loans outstanding	Weighted average interest rate	Remaining borrowing capacity		Expiration dates
NJR bank revolving credit facility (1)
2025		$575,000	$152,600	5.38%	$401,018	(2)	August 2029
2024		$575,000	$236,700	6.23%	$325,951	(2)	August 2029
NJNG bank revolving credit facility (3)
2025		$250,000	$43,000	4.30%	$206,269	(4)	August 2029
2024		$250,000	$55,100	4.98%	$194,169	(4)	August 2029
(1)Committed credit facility, which requires commitment fees of 0.10% on the unused amount.
(2)Letters of credit outstanding total approximately $21.4M and $12.3M as of September 30, 2025 and 2024, respectively, which reduces the amount available by the same amount.
(3)Committed credit facility, which requires commitment fees of 0.075% on the unused amount.
(4)Letters of credit outstanding total approximately $0.7M at both September 30, 2025 and 2024, which reduces the amount available by the same amount.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR Credit Facility.

NJR

In August 2024, NJR entered into a second amendment to NJR’s Second Amended and Restated Credit Agreement, which reduced the NJR Credit Facility from $650M to $575M and extended the maturity date to August 7, 2029, pursuant to NJR’s option to extend the maturity date under the NJR Second Amended and Restated Credit Agreement, and permits NJR to request that the maturity date be extended up to two times for an additional period of one year each. The NJR Credit Facility includes an accordion feature, which allows NJR, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJR Credit Facility in increments of at least $50M, with the total revolving credit commitments not exceeding $750M. The NJR Credit Facility also permits the borrowing of revolving loans and swingline loans, as well as a $75M sublimit for the issuance of letters of credit. Certain of NJR’s unregulated subsidiaries have guaranteed all of NJR’s obligations under the NJR Credit Facility. The credit facility is used primarily to finance its share repurchases, to satisfy ES’s short-term liquidity needs and to finance, on an initial basis, unregulated investments.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
As of September 30, 2025, NJR had 24 letters of credit outstanding totaling approximately $21.4M, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties, and they will be renewed as necessary.

Neither NJNG nor the results of its operations are obligated or pledged to support the NJR credit or debt shelf facilities.

NJNG

In August 2024, NJNG entered into a second amendment to NJNG’s Second Amended and Restated Credit Agreement governing a $250M NJNG Credit Facility, which extended the maturity date of the facility to August 7, 2029, pursuant to NJNG’s option to extend the maturity date under the NJNG Second Amended and Restated Credit Agreement, and permits NJNG to request that the maturity date be extended up to two times for an additional period of one year each. The NJNG Credit Facility includes an accordion feature, which allows NJNG, in the absence of a default or event of default, to increase from time to time, with the existing or new lenders, the revolving credit commitments under the NJNG Credit Facility in increments of at least $50M with the total revolving credit commitments not exceeding $350M. The NJNG Credit Facility also permits the borrowing of revolving loans and swingline loans, as well as a $30M sublimit for the issuance of letters of credit.

As of September 30, 2025, NJNG has two letters of credit outstanding for approximately $0.7M, which reduced the amount available under the NJNG Credit Facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

10. STOCK-BASED COMPENSATION

NJR issues shares out of its 2017 Stock Award and Incentive Plan, in the form of performance share units, restricted stock units, deferred retention stock units and unrestricted common stock to non-employee directors. As of September 30, 2025, 2,337,295 shares remain available for future issuance.

The following table summarizes all stock-based compensation expense recognized during the following fiscal years:

(Thousands)	2025	2024	2023
Stock-based compensation expense:
Performance share awards	$6,679	$5,437	$4,882
Restricted and non-restricted stock	4,174	3,958	3,647
Deferred retention stock	6,926	6,633	6,187
Compensation expense included in operation and maintenance expense	17,779	16,028	14,716
Income tax benefit (1)	(4,310)	(3,898)	(3,563)
Total, net of tax	$13,469	$12,130	$11,153
(1)Excludes additional tax benefit related to delivered shares of approximately $1.9M, $1.2M and $0.6M as of September 30, 2025, 2024 and 2023, respectively.

Performance Share Units

In fiscal 2025, the Company granted to certain officers 48,505 performance shares, which are market condition awards that vest on September 30, 2027, subject to the Company meeting certain conditions. In fiscal 2025, the Company also granted to certain officers 83,856 performance shares, of which 46,901 vest on September 30, 2027, and 36,955 vest annually over a three-year period beginning in September 2025, both of which are subject to the Company meeting certain performance conditions.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
In fiscal 2023, the Company granted to certain officers 39,614 performance shares, which are market condition awards that vested on September 30, 2025, subject to the Company meeting certain conditions. In fiscal 2023, the Company also granted to certain officers 73,047 performance shares, of which 42,449 vested on September 30, 2025, and 30,598 vest annually over a three-year period beginning in September 2023, both of which were subject to the Company meeting certain performance conditions. The vesting of these awards is shown in the table below.

There is approximately $6.7M of deferred compensation related to unvested performance shares that is expected to be recognized over the weighted average period of 1.7 years.

The following table summarizes the performance share activity under the stock award and incentive plans for the past three fiscal years:

	Shares (1)	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2022	192,121	$36.29	—
Granted	112,661	$46.00	—
Vested (2)	(105,197)	$35.07	$4,126
Cancelled/forfeited	(9,330)	$38.64	—
Non-vested and outstanding at September 30, 2023	190,255	$42.60	—
Granted	142,800	$42.55	—
Vested (3)	(112,183)	$39.91	$5,271
Cancelled/forfeited	(1,913)	$43.83	—
Non-vested and outstanding at September 30, 2024	218,959	$43.93	—
Granted	132,361	$46.94	—
Vested (4)	(112,408)	$45.72	$5,117
Cancelled/forfeited	(1,138)	$46.00	—
Non-vested and outstanding at September 30, 2025	237,774	$44.75	—
(1)The number of common shares issued related to certain performance shares may range from zero to 150% of the number of shares shown in the table above based on the Company’s achievement of performance goals.
(2)As certified by the Company’s Leadership and Compensation Committee on November 15, 2023, the number of common shares earned related to TSR performance was 150% or 59,192 shares, the number of common shares earned related to NFE performance was 150% or 55,832 shares and the number of common shares earned related to Performance Based Restricted Stock was 100% or 30,598 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100%.
(3)As certified by the Company’s Leadership and Compensation Committee on November 6, 2024, the number of common shares earned related to TSR performance was 150% or 60,092 shares, the number of common shares earned related to NFE performance was 124% or 49,269 shares and the number of common shares earned related to Performance Based Restricted Stock was 100% or 37,603 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100%.
(4)As certified by the Company’s Leadership and Compensation Committee on November 4, 2025, the number of common shares earned related to TSR performance was 97% or 36,754 shares, the number of common shares earned related to NFE performance was 134% or 54,408 shares and the number of common shares earned related to Performance Based Restricted Stock was 100% or 36,955 shares. Each award earned excludes accumulated dividends. The number represented on this line is the target number of 100%.

The Company measures compensation expense related to performance shares based on the fair value of these awards at their date of grant. In accordance with ASC 718, Compensation - Stock Compensation, compensation expense for market condition grants is recognized for awards granted and is not adjusted based on actual achievement of the performance goals. The Company estimated the fair value of these grants on the date of grant using a lattice model. Performance condition grants are initially fair valued at the Company’s stock price on the grant date and are subsequently adjusted for actual achievement of the performance goals.

Restricted Stock Units

The Company granted 57,417, 67,522 and 64,080 shares of restricted stock during fiscal 2025, 2024 and 2023, respectively. The shares vest annually over a three-year period beginning in October of the fiscal year in which they were granted. The Company may choose to grant additional shares of restricted stock that vest annually over a three-year period beginning in the period of the fiscal year in which they were granted. The Company granted 2,191 and 3,465 additional shares of restricted stock during fiscal 2025 and 2024, respectively. There were no additional shares of restricted stock granted during fiscal 2023. There is approximately $1.6M of deferred compensation related to unvested restricted stock shares that is expected to be recognized over the weighted average period of 1.8 years.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following table summarizes the restricted stock activity under the stock award and incentive plans for the past three fiscal years:

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Non-vested and outstanding at September 30, 2022	97,824	$36.90	—
Granted	64,080	$46.00	—
Vested	(48,312)	$40.30	$1,910
Cancelled/forfeited	(4,716)	$38.77	—
Non-vested and outstanding at September 30, 2023	108,876	$41.55	—
Granted	70,987	$42.59	—
Vested	(53,393)	$39.74	$2,256
Cancelled/forfeited	(970)	$44.52	—
Non-vested and outstanding at September 30, 2024	125,500	$42.89	—
Granted	59,608	$46.89	—
Vested	(61,316)	$42.93	$2,869
Non-vested and outstanding at September 30, 2025	123,792	$44.80	—

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

The following table summarizes the deferred retention stock award under the stock award and incentive plans for the past three fiscal years:

	Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Vested Shares (in Thousands)
Outstanding at September 30, 2022	231,267	$39.16	—
Granted/Vested	134,941	$45.85	—
Delivered	(38,115)	$40.67	$1,517
Outstanding at September 30, 2023	328,093	$41.74	—
Granted/Vested	155,188	$42.55	—
Delivered	(5,089)	$35.86	$213
Forfeited	(235)	$42.55	—
Outstanding at September 30, 2024	477,957	$42.07	—
Granted/Vested	147,655	$46.94	—
Delivered	(191,115)	$38.95	$8,906
Outstanding at September 30, 2025	434,497	$45.10	—

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

	2025	2024	2023
Shares granted	28,080	29,996	24,044
Weighted average grant date fair value	$47.65	$41.67	$49.58

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

The Company’s funding policy for its pension plans is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. In fiscal 2025 and 2024, the Company had no minimum funding requirements and did not make any discretionary contributions to the pension plans. The Company does not expect to be required to make additional contributions to fund the pension plans during the next fiscal year based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents.

There are no federal requirements to pre-fund OPEB benefits. However, the Company is required to fund certain amounts due to regulatory agreements with the BPU. The Company contributed approximately $0.5M and $7.8M in fiscal 2025 and 2024, respectively, and estimates that it may contribute up to $3.0M over each of the next five years. Additional contributions may be required based on market conditions and changes to assumptions.

In January 2024, the Company announced changes to its postretirement medical benefits plan. Beginning on January 1, 2025, the Company replaced the existing retiree medical coverage for certain eligible employees age 65 and older and their Medicare-eligible dependents with an employer-funded Health Reimbursement Arrangement. Medicare-eligible participants may use the Health Reimbursement Arrangement toward the purchase of supplemental insurance coverage and for other qualified medical expenses. The liability associated with postretirement medical benefits was remeasured as of January 1, 2024. The change in post-retirement medical benefits is being amortized into earnings over approximately eight years, the average remaining service to retirement for all plan participants.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following summarizes the changes in the funded status of the plans and the related liabilities recognized on the Consolidated Balance Sheets as of September 30:

	Pension (1)		OPEB
(Thousands)	2025	2024	2025	2024
Change in Benefit Obligation
Benefit obligation at beginning of year	$333,532	$290,321	$181,800	$203,406
Service cost	5,523	4,976	1,092	1,406
Interest cost	15,433	16,240	8,387	8,327
Plan amendments	—	—	—	(79,881)
Plan participants’ contributions (2)	20	27	1,401	703
Actuarial (gain) loss	(12,216)	36,863	39,942	54,518
Benefits paid, net of retiree subsidies received	(16,838)	(14,895)	(7,808)	(6,679)
Benefit obligation at end of year	$325,454	$333,532	$224,814	$181,800
Change in plan assets
Fair value of plan assets at beginning of year	$342,710	$298,361	$129,721	$106,783
Actual return on plan assets	28,156	58,682	12,063	21,249
Employer contributions	539	535	486	7,846
Reimbursement from Trust (3)	—	—	(9,139)	—
Benefits paid, net of plan participants’ contributions (2)	(16,819)	(14,868)	(6,538)	(6,157)
Fair value of plan assets at end of year	$354,586	$342,710	$126,593	$129,721
Funded status	$29,132	$9,178	$(98,221)	$(52,079)
Amounts recognized on Consolidated Balance Sheets
Postemployment employee benefit asset
Noncurrent	$40,813	$21,104	$—	$3,556
Postemployment employee benefit liability
Current	$(555)	$(552)	$(517)	$(2,400)
Noncurrent	(11,126)	(11,374)	(97,704)	(53,235)
Total	$29,132	$9,178	$(98,221)	$(52,079)
(1)Includes the Company’s PEP.
(2)Contributions made by employees hired prior to July 1, 1998, who were eligible to elect an additional participant contribution to enhance their benefits, were immaterial during the periods.
(3)Reimbursements for benefit premiums paid by the Company on behalf of the Trust.

The Company recognizes a liability for its underfunded benefit plans as required by ASC 715, Compensation - Retirement Benefits. The Company records the offset to regulatory assets for the portion of liability relating to NJNG and to accumulated OCI for the portion of the liability related to its unregulated operations. The increase in actuarial gain for the pension and the decrease in actuarial loss for the OPEB were due primarily to the increase in the discount rate during fiscal 2025 compared with fiscal 2024 .

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following table summarizes the amounts recognized in regulatory assets and accumulated OCI as of September 30:

	Regulatory Assets		Accumulated Other Comprehensive Income (Loss)
(Thousands)	Pension	OPEB	Pension	OPEB
Balance at September 30, 2023	$24,638	$30,046	$742	$5,498
Amounts arising during the period:
Net actuarial (gain) loss	(2,407)	27,108	934	14,080
Prior service (credit)	—	(60,504)	—	(19,376)
Amounts amortized to net periodic costs:
Net actuarial gain (loss)	2	(3,098)	(119)	(1,164)
Prior service (cost) credit	(61)	7,458	—	2,555
Balance at September 30, 2024	$22,172	$1,010	$1,557	$1,593
Amounts arising during the period:
Net actuarial (gain) loss	(13,368)	27,178	(3,303)	10,086
Amounts amortized to net periodic costs:
Net actuarial (loss)	(994)	(5,114)	(209)	(2,057)
Prior service credit	—	9,801	—	3,279
Balance at September 30, 2025	$7,810	$32,875	$(1,955)	$12,901

The amounts in regulatory assets and accumulated OCI not yet recognized as components of net periodic benefit cost as of September 30 are:

	Regulatory Assets				Accumulated Other Comprehensive Income (Loss)
	Pension		OPEB		Pension		OPEB
(Thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Net actuarial loss (gain)	$7,810	$22,172	$76,120	$54,056	$(1,955)	$1,557	$26,443	$18,414
Prior service cost (credit)	—	—	(43,245)	(53,046)	—	—	(13,542)	(16,821)
Total	$7,810	$22,172	$32,875	$1,010	$(1,955)	$1,557	$12,901	$1,593

To the extent the unrecognized amounts in accumulated OCI or regulatory assets exceed 10% of the greater of the benefit obligation or the fair value of plan assets, an amortized amount over the average expected future working lifetime of the active plan participants is recognized.

The projected benefit and accumulated benefit obligations and the fair value of plan assets as of September 30, are as follows:

	Pension
(Thousands)	2025	2024
Projected benefit obligation	$325,454	$333,532
Accumulated benefit obligation	$302,880	$306,850
Fair value of plan assets	$354,586	$342,710

The components of the net periodic cost for pension benefits, including the Company’s PEP, and OPEB costs (principally health care and life insurance) for employees and covered dependents for fiscal years ended September 30, are as follows:

	Pension			OPEB
(Thousands)	2025	2024	2023	2025	2024	2023
Service cost	$5,523	$4,976	$5,402	$1,092	$1,406	$2,471
Interest cost	15,433	16,240	15,174	8,387	8,327	9,146
Expected return on plan assets	(23,700)	(20,346)	(19,972)	(9,385)	(7,920)	(6,721)
Recognized actuarial loss	1,203	117	300	7,171	4,262	—
Prior service cost (credit) amortization	—	61	103	(13,080)	(10,013)	—
Net periodic benefit cost recognized as expense	$(1,541)	$1,048	$1,007	$(5,815)	$(3,938)	$4,896

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Assumptions

The weighted average assumptions used to determine the Company’s benefit costs during the fiscal years below and obligations as of September 30, are as follows:

	Pension						OPEB
	2025		2024		2023		2025		2024		2023
Benefit costs:
Discount rate	5.01/4.99%	(1)	5.89/5.87%	(1)	5.50/5.50%	(1)	4.97/4.98%	(1)	5.97/5.94%	(1)	5.51/5.51%	(1)
Expected asset return	7.50%		7.00%		7.00%		7.50%		7.00%		7.00%
Compensation increase	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)
Obligations:
Discount rate	5.46/5.43%	(1)	5.01/4.99%	(1)	5.89/5.87%	(1)	5.35/5.35%	(1)	4.97/4.98%	(1)	5.97/5.94%	(1)
Compensation increase	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)	3.00/3.50%	(1)
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

Information relating to the assumed HCCTR used to determine expected OPEB benefits as of September 30, is as follows:

($ in thousands)	2025	2024	2023
HCCTR	9.4%	8.8%	7.4%
Ultimate HCCTR	4.5%	4.5%	4.5%
Year ultimate HCCTR reached	2033	2032	2032

The Company’s investment objective is a long-term real rate of return on assets before permissible expenses that is approximately 5% greater than the assumed rate of inflation, as measured by the consumer price index. The expected long-term rate of return is based on the asset categories in which the Company invests and the current expectations and historical performance for these categories.

The mix and targeted allocation of the pension and OPEB plans’ assets are as follows:

	2026	Assets at
	Target	September 30,
Asset Allocation	Allocation	2025	2024
U.S. equity securities	29%	30%	29%
International equity securities	16	16	16
Fixed income	39	37	38
Collective investment trusts at NAV	16	17	17
Total	100%	100%	100%

The Company uses mortality assumptions published by the Society of Actuaries for its pension and other postemployment benefit obligations, which reflects life expectancies in the U.S. The Company used projection scale MP-2021 and the Pri-2012 mortality study as of September 30, 2025 and 2024.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following fiscal years:

(Thousands)	2026	2027	2028	2029	2030	2031 - 2035
Pension	$17,309	$18,452	$19,506	$20,678	$21,625	$120,947
OPEB	$12,262	$13,511	$14,599	$15,620	$16,479	$89,419

The Company’s OPEB plans provide prescription drug benefits that are actuarially equivalent to those provided by Medicare Part D. Therefore, under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company qualifies for federal subsidies. Estimated subsidy payments for fiscal 2026 and thereafter are immaterial.

Pension and OPEB assets held in the master trust, measured at fair value, are summarized as follows:

	Pension		OPEB
(Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total
As of September 30, 2025
Assets
Registered Investment Companies:
Equity Funds:
Large Cap Index	81,213	81,213	36,682	36,682
Extended Market Index	17,654	17,654	7,776	7,776
International Stock	52,876	52,876	22,243	22,243
Fixed Income Funds:
Emerging Markets	13,781	13,781	5,164	5,164
Core Fixed Income	—	—	27,257	27,257
High Yield Bond Fund	16,864	16,864	8,798	8,798
Long Duration Fund	107,011	107,011	—	—
Total assets in the fair value hierarchy	$289,399	289,399	$107,920	107,920
Investments measured at net asset value
Collective investment trusts		65,187		18,673
Total assets at fair value		$354,586		$126,593
As of September 30, 2024
Assets
Money market funds	$—	$—	$24	$24
Registered Investment Companies:
Equity Funds:
Large Cap Index	76,897	76,897	38,040	38,040
Extended Market Index	16,665	16,665	7,977	7,977
International Stock	50,549	50,549	22,730	22,730
Fixed Income Funds:
Emerging Markets	13,354	13,354	5,358	5,358
Core Fixed Income	—	—	28,765	28,765
High Yield Bond Fund	16,704	16,704	9,195	9,195
Long Duration Fund	106,656	106,656	—	—
Total assets in the fair value hierarchy	$280,825	280,825	$112,089	112,089
Investments measured at net asset value
Collective investment trusts		61,885		17,632
Total assets at fair value		$342,710		$129,721

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The Plan had no Level 2 or Level 3 fair value measurements during fiscal 2025 and 2024, and there have been no changes in valuation methodologies as of September 30, 2025. The Plan held assets that are valued using NAV as a practical expedient, which are excluded from the fair value hierarchy.

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

Defined Contribution Plan

The Company offers a Savings Plan to eligible employees. The Company formally matched 85% of participants’ contributions up to 6% of base compensation. Beginning in March 2024, the Company’s contribution changed to 100% of the first 3% and 80% of the next 3% of base compensation. Represented NJRHS employees, non-represented employees hired on or after October 1, 2009, and NJNG represented employees hired on or after January 1, 2012, are eligible for an employer special contribution of between 4.0% and 5.0% of base compensation, depending on years of service, into the Savings Plan on their behalf. The amount expensed and contributed for the matching provision of the Savings Plan was approximately $7.2M in fiscal 2025, $6.8M in fiscal 2024 and $5.9M in fiscal 2023. The amount contributed for the employer special contribution of the Savings Plan was approximately $4.2M in fiscal 2025, $3.6M in fiscal 2024 and $2.1M in fiscal 2023.
12. INCOME TAXES

The income tax provision from operations for the fiscal years ended September 30, consists of the following:

(Thousands)	2025	2024	2023
Current:
Federal	$17,157	$691	$13,393
State	(874)	(682)	7,716
Deferred:
Federal	54,449	66,623	36,825
State	26,502	18,531	(8,381)
Investment/production tax credits	(278)	(257)	(278)
Income tax provision	$96,956	$84,906	$49,275

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
As of September 30, the temporary differences, which give rise to deferred tax assets (liabilities), consist of the following:

(Thousands)	2025	2024
Deferred tax assets
Investment tax credits (1)	$150,182	$192,238
State net operating losses	28,136	38,762
Deferred revenue	14,085	14,107
Fair value of derivatives	3,020	5,397
Impairment of equity method investment	14,004	14,004
Postemployment benefits	2,841	855
Incentive compensation	7,611	10,142
Amortization of intangibles	5,543	6,248
Overrecovered natural gas costs	2,975	9,072
Allowance for doubtful accounts	4,978	3,744
Other	7,919	7,226
Total deferred tax assets	241,294	301,795
Less: Valuation allowance	(5,454)	(5,621)
Total deferred tax assets net of valuation allowance	$235,840	$296,174
Deferred tax liabilities
Property-related items	$(588,101)	$(563,403)
Remediation costs	(20,953)	(21,656)
Investments in equity investees	(30,044)	(28,704)
Conservation incentive program	(6,344)	(14,379)
Other	(7,989)	(6,065)
Total deferred tax liabilities	$(653,431)	$(634,207)

Total net deferred tax liabilities	$(417,591)	$(338,033)
(1)Includes approximately $0.5M and $0.7M for NJNG for fiscal 2025 and 2024, respectively, which is being amortized over the life of the related assets.

A reconciliation of the U.S. federal statutory rate to the effective rate from operations for the fiscal years ended September 30, is as follows:

(Thousands)	2025	2024	2023
Statutory income tax expense	$90,842	$78,683	$65,940
Change resulting from:
Investment/production tax credits	(278)	(257)	(278)
Cost of removal of assets placed in service prior to 1981	(6,527)	(5,644)	(4,758)
AFUDC equity	(2,094)	(1,444)	(1,499)
State income taxes, net of federal benefit	20,078	14,517	13,293
Valuation allowance	(167)	(126)	(16,494)
Tax Act - utility excess deferred income taxes amortized	(3,573)	(3,573)	(3,573)
Other	(1,325)	2,750	(3,356)
Income tax provision	$96,956	$84,906	$49,275
Effective income tax rate	22.4%	22.7%	15.7%

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The Company and one or more of its subsidiaries files or expects to file income and/or franchise tax returns in the U.S. federal jurisdiction and in the states of Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Texas, Virginia and West Virginia. The Company neither files in, nor believes it has a filing requirement in, any foreign jurisdictions.

The Company’s U.S. federal income tax returns through fiscal 2021 have either been reviewed by the IRS, or the related statute of limitations has expired and all matters have been settled. U.S. federal income tax returns for periods subsequent to fiscal 2021 are open to examination by the IRS. For all periods subsequent to those ended September 30, 2021, the Company’s state income tax returns are statutorily open to examination in all applicable states with the exception of Colorado and Texas.

In March 2024, the State of New Jersey commenced an examination of the Company’s Corporate Business Tax return for NJR and certain subsidiaries for the fiscal periods ended September 30, 2019 through September 30, 2022. On January 8, 2025, this audit was completed by the State of New Jersey, and no other action is necessary.

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

Inflation Reduction Act

In August 2022, the President of the U.S. signed the Inflation Reduction Act, which contained provisions addressing inflation, clean energy, healthcare and taxes beginning in 2023. The Inflation Reduction Act imposed a 15% minimum tax rate on corporations with higher than $1B of annual income, along with a 1% excise tax on corporate stock repurchases. The Inflation Reduction Act raised the ITC from 26% to 30% through the end of 2032, with opportunities to increase the credit amount if certain domestic content requirements are satisfied or if the facility is located in an energy community, such as a brownfield site.

OBBBA

On July 4, 2025, the President of the U.S. signed OBBBA into law, which includes a broad range of tax reform provisions, including extending and modifying certain key provisions of the federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017, and expanding certain incentives under the federal Inflation Reduction Act. OBBBA also modified tax legislation affecting clean energy tax credits and accelerated the phase-out of ITCs. The Company evaluated the provisions of OBBBA and concluded it did not have a material impact on its Consolidated Financial Statements.

Other Tax Items

As of September 30, 2025 and 2024, the Company has tax credit carryforwards of approximately $149.7M and $191.6M, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2036.

The impairment of the equity method investment in PennEast created net capital loss attributes totaling approximately $56.6M, which could only be utilized to offset capital gains income and carried back three years and forward five years prior to expiration. During the fourth quarter of fiscal 2023, the Company determined that the tax losses created by the impairment may qualify as an ordinary loss, rather than a capital loss. As of both September 30, 2025 and 2024, the Company had a valuation allowance of approximately $5.1M.

As of September 30, 2023, it was determined that the realization of certain deferred tax assets was more likely than not, and thus the valuation allowance previously recorded, of approximately $15.8M, was no longer required. Reversal of the valuation allowance resulted in a corresponding income tax benefit on the Consolidated Statement of Operations. As of September 30, 2025, the remaining valuation allowance of approximately $0.4M related primarily to other state income tax attributes that the Company could not conclude were realizable on a more-likely-than-not basis.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
As of September 30, 2025, the Company evaluated certain tax benefits recorded in the Consolidated Financial Statements and concluded that a portion of the tax benefits are uncertain at this time. As a result, the Company recorded a reserve for uncertain tax benefits. The reserve for uncertain tax benefits is as follows:

(Thousands)	2025	2024
Balance at October 1,	$4,993	$4,978
Additions based on tax positions related to the current fiscal period	—	15
Balance at September 30,	$4,993	$4,993

As of September 30, 2025 and 2024, there are approximately $5.0M of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The tax benefits relate to fiscal tax years open to examination by the IRS and the state of Pennsylvania and may be subject to subsequent adjustment.

As of September 30, 2025 and 2024, the Company has state income tax net operating losses of approximately $476.1M and $634.7M, respectively. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred; these state carry-forward periods range from seven to 20 years, with the majority expiring after 2037. The Company expects to utilize this entire carryforward, other than as described below.

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

Generally, the Company’s solar land lease terms are between 20 and 50 years and may include multiple options to extend the terms for an additional five to 20 years. The Company’s office leases vary in duration, ranging from two to 11 years, and may or may not include extension or early purchase options. The Company’s meter lease terms are between seven and 10 years with purchase options available prior to the end of the term. Equipment leases, including general office equipment, also vary in duration, with an average term of ten years. The Company’s storage and capacity leases have assumed terms of 50 years to coincide with the expected useful lives of the cavern assets with which the leases are associated. The Company’s lease terms may include options to extend, purchase the leased asset or terminate a lease, and they are included in the lease liability calculation when it is reasonably certain that those options will be exercised. The Company has elected an accounting policy, which applies to all asset classes, that exempts leases with an original term of one year or less from the recognition requirements of ASC 842, Leases.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The Company has lease agreements with lease and non-lease components and has elected the practical expedient not to separate lease components from the associated non-lease components for certain classes of leases, such as office buildings, solar land leases and office equipment. The Company’s lease agreements do not contain any material residual value guarantees, material restrictions or material covenants. In July 2021, NJNG entered into 16-year lease agreements, as Lessor, with various NJR subsidiaries, as Lessees, for office space at the Company’s headquarters in Wall, New Jersey, the effects of which are eliminated in consolidation.

The following table presents the Company’s lease costs included in the Consolidated Statements of Operations for the fiscal year ended September 30:

(Thousands)	Income Statement Location	2025	2024	2023
Operating lease cost (1)	Operation and maintenance	$11,560	$10,368	$9,336
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	1,686	2,160	2,105
Interest on lease liabilities	Interest expense, net of capitalized interest	631	914	1,084
Total finance lease cost		$2,317	$3,074	$3,189
Variable lease cost	Operation and maintenance	894	1,099	1,128
Total lease cost		$14,771	$14,541	$13,653
(1)Net of capitalized costs.

The following table presents supplemental cash flow information related to leases for the fiscal year ended September 30:

(Thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$9,355	$7,932	$8,942
Operating cash flows for finance leases	$631	$914	$1,084
Financing cash flows for finance leases	$7,574	$7,792	$7,379

Operating lease assets obtained in exchange for new or modified operating lease liabilities totaled approximately $6.4M and $14.1M during fiscal 2025 and 2024, respectively. There were no finance lease assets obtained in exchange for new or modified finance lease liabilities during fiscal 2025 and 2024.

The following table presents the balance and classifications of the Company’s right of use assets and lease liabilities included in the Consolidated Balance Sheets for the fiscal year ended September 30:

(Thousands)	Balance Sheet Location	2025	2024
Assets
Noncurrent
Operating lease assets	Operating lease assets	$185,596	$184,485
Finance lease assets	Utility plant	24,402	26,088
Total lease assets		$209,998	$210,573
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$4,388	$4,945
Finance lease liabilities	Current maturities of long-term debt	5,568	7,534
Noncurrent
Operating lease liabilities	Operating lease liabilities	159,131	159,303
Finance lease liabilities	Long-term debt	10,366	16,026
Total lease liabilities		$179,453	$187,808

For operating lease assets and liabilities, the weighted average remaining lease term was 28.4 years and 28.6 years and the weighted average discount rate used in the valuation over the remaining lease term was 4.0% and 3.8% as of September 30, 2025 and 2024, respectively.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
For finance lease assets and liabilities, the weighted average remaining lease term was 2.4 years and 3.0 years and the weighted average discount rate used in the valuation over the remaining lease term was 3.4% and 3.4% as of September 30, 2025 and 2024, respectively.

The following table presents the Company’s maturities of lease liabilities as of September 30, 2025:

(Thousands)	Operating	Finance
2026	$8,961	$6,003
2027	9,120	4,402
2028	9,212	4,736
2029	9,279	1,676
2030	9,333	—
Thereafter	237,169	—
Total future payments	283,074	16,817
Less: interest	(119,555)	(883)
Total liability	$163,519	$15,934

14. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through July 2039, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $254.2M at current contract rates and volumes, which are recoverable through BGSS.

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

Commitments as of September 30, 2025, for natural gas purchases and future demand fees for the next five fiscal year periods, are as follows:

(Thousands)	2026	2027	2028	2029	2030	Thereafter
ES:
Natural gas purchases	$74,760	$3,929	$—	$—	$—	$—
Storage demand fees	14,275	9,152	6,382	4,375	4,375	5,788
Pipeline demand fees	16,246	49,507	27,548	11,953	10,487	38,247
Sub-total ES	$105,281	$62,588	$33,930	$16,328	$14,862	$44,035
NJNG:
Natural gas purchases	$10,115	$—	$—	$—	$—	$—
Storage demand fees	43,342	35,497	16,288	5,982	2,457	—
Pipeline demand fees	210,841	183,916	128,556	115,553	112,520	746,474
Sub-total NJNG	$264,298	$219,413	$144,844	$121,535	$114,977	$746,474
Total	$369,579	$282,001	$178,774	$137,863	$129,839	$790,509

Certain pipeline demand fees totaling approximately $4.0M per year, for which ES is the responsible party, are being paid for by the counterparty to a capacity release transaction, which began in November 2021, for a period of 10 years.

As of September 30, 2025, the Company’s future minimum lease payments under various operating leases will not be more than $9.3M annually for the next five years and $237.2M in the aggregate for all years thereafter.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
Guarantees

As of September 30, 2025, there were NJR guarantees covering approximately $138.8M of ES’s natural gas purchases and demand fee commitments not yet reflected in accounts payable on the Consolidated Balance Sheets.

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $144.3M to $200.2M. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of September 30, 2025, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $167.0M on the Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. As of September 30, 2025, approximately $75.0M of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
15. REPORTABLE SEGMENT DATA

The Company has four reportable segments which are determined based upon a combination of factors, including the nature of business activities, product and service offerings and the regulatory environment in which the businesses operate. NJNG consists of regulated utility operations that provide energy and off-system, capacity and storage management operations primarily to residential and commercial customers; CEV consists of capital investments in clean energy projects, primarily in commercial solar installations; ES consists of unregulated wholesale and retail energy operations and asset management services; S&T consists of the Company’s investments in natural gas transportation and storage facilities.

The accounting policies of the Company as described in Note 2. Summary of Significant Accounting Policies are the same as those of the reportable segments. Intercompany transactions are eliminated in consolidation.

The CODM, the CEO of the Company, uses net income, NFE, as well as various other financial and operational metrics as measures of profitability. Net income is the measure of segment profit or loss that most closely aligns with GAAP. Performance is evaluated based upon profitability and budget and/or forecast-to-actual variances when making decisions about the allocation of resources and capital to segment operations.

Information related to the Company’s various reportable segments, as of September 30, is detailed below:

(Thousands)	NJNG	CEV	ES	S&T	Total
2025
Operating revenues attributable to reportable segments	$1,301,496	$112,501	$453,457	$106,372	$1,973,826
Intercompany revenues	1,121	—	—	41	1,162
Reconciliation to consolidated revenue
Corporate and other (1)					61,424
Total operating revenues					$2,036,412

Natural gas purchases	528,992	—	372,431	1,006	902,429
Operation and maintenance	230,876	56,167	16,089	46,930	350,062
Regulatory rider expenses	87,199	—	—	—	87,199
Depreciation and amortization	140,368	24,105	187	23,010	187,670
Gain on sale of assets	—	(56,187)	—	—	(56,187)
Interest income (2)	2,552	685	157	9,147	12,541
Other segment income (expense), net (3)	25,236	16,971	1,365	(731)	42,841
Interest expense, net of capitalized interest	69,893	26,702	13,097	23,170	132,862
Income tax provision	59,536	18,214	12,297	5,985	96,032
Equity in earnings of affiliates	—	—	—	3,813	3,813
Net income attributable to reportable segments	$213,541	$61,156	$40,878	$18,541	$334,116
Reconciliation to consolidated net income
Corporate and other (1)					1,511
Total net income					$335,627

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

(Thousands)	NJNG	CEV	ES	S&T	Total
2024
Operating revenues attributable to reportable segments	$1,018,482	$130,563	$490,266	$94,851	$1,734,162
Intercompany revenues	1,350	—	(4,875)	1,358	(2,167)
Reconciliation to consolidated revenue
Corporate and other (1)					$64,544
Total operating revenues					$1,796,539

Natural gas purchases	414,635	—	305,938	1,028	721,601
Operation and maintenance	225,260	44,042	24,969	43,083	337,354
Regulatory rider expenses	60,327	—	—	—	60,327
Depreciation and amortization	112,492	27,869	205	24,900	165,466
Interest income (2)	2,448	—	452	10,172	13,072
Other segment income (expense), net (3)	17,915	14,961	578	35	33,489
Interest expense, net of capitalized interest	62,288	28,545	15,233	23,441	129,507
Income tax provision	31,793	11,406	33,331	4,551	81,081
Equity in earnings of affiliates	—	—	—	2,816	2,816
Net income attributable to reportable segments	$133,400	33,662	106,745	12,229	$286,036
Reconciliation to consolidated net income
Corporate and other (1)					3,739
Total net income					$289,775
2023
Operating revenues attributable to reportable segments	$1,011,284	$124,131	$681,446	$88,700	$1,905,561
Intercompany revenues	1,349	—	10,170	4,159	15,678
Reconciliation to consolidated revenue
Corporate and other (1)					$41,755
Total operating revenues					$1,962,994

Natural gas purchases	425,457	—	558,932	1,601	985,990
Operation and maintenance	226,780	40,089	19,351	34,648	320,868
Regulatory rider expenses	50,542	—	—	—	50,542
Depreciation and amortization	102,326	25,320	221	24,185	152,052
Interest income (2)	1,713	—	1,119	6,957	9,789
Other segment income (expense), net (3)	11,833	6,622	360	(107)	18,708
Interest expense, net of capitalized interest	56,595	28,569	11,400	25,803	122,367
Income tax provision (benefit)	33,065	(7,683)	24,343	3,444	53,169
Equity in earnings of affiliates	—	—	—	3,126	3,126
Net income attributable to reportable segments	$131,414	44,458	78,848	13,154	267,874
Reconciliation to consolidated net income
Corporate and other (1)					$(3,150)
Total net income					$264,724
(1)Corporate and other includes HSO and intercompany eliminations.
(2)Interest income is included in other income, net on the Consolidated Statements of Operations.
(3)Includes other income, net less interest income on the Consolidated Statements of Operations.

New Jersey Resources Corporation
Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
The Company’s capital expenditures and assets for the various reportable segments, as of September 30, are detailed below:

(Thousands)	NJNG	CEV	ES	S&T	Total
2025
Capital expenditures	$437,635	238,185	—	27,763	$703,583

Segment assets	$5,198,116	1,308,969	98,429	1,033,439	$7,638,953
Corporate and other					$(60,178)
Total assets					$7,578,775
2024
Capital expenditures	$419,453	104,287	—	45,338	$569,078

Segment assets	$4,789,835	1,157,573	108,710	1,025,457	$7,081,575
Corporate and other					$(99,930)
Total assets					$6,981,645
(1)Corporate and other includes HSO and intercompany eliminations.

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

ES may periodically enter into storage or park and loan agreements with Steckman Ridge. As of September 30, 2025, ES entered into transactions with Steckman Ridge for varying terms, all of which expire by March 31, 2027.
Demand fees, net of eliminations, associated with Steckman Ridge during the fiscal years ended September 30, were as follows:

(Thousands)	2025	2024	2023
NJNG	$5,184	$6,319	$6,549
ES	768	828	657
Total	$5,952	$7,147	$7,206

The following table summarizes demand fees payable to Steckman Ridge as of September 30:

(Thousands)	2025	2024
NJNG	$540	$775
ES	101	100
Total	$641	$875

NJNG and ES enter into various AMAs, the effects of which are eliminated in consolidation. Under the terms of these AMAs, NJNG releases certain transportation and storage contracts to ES. NJNG and ES had one AMA, which expired on March 31, 2024, and was not renewed.

NJNG entered into two transportation agreements with Adelphia, each for committed capacity of 130,000 Dths per day. The first is for five years in Zone South with an expiration date of August 8, 2027, and the second is for 15 years in Zone North, which began in November 2023, with an expiration date of October 31, 2038.

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

On January 3, 2025, Adelphia and ES entered into a transportation agreement for committed capacity of 10,000 Dths per day, which expired on February 28, 2025, and was not renewed.

The intercompany profits for certain transactions between NJNG and ES and NJNG and Adelphia are not eliminated in accordance with ASC 980, Regulated Operations.
17. DISPOSITIONS

On November 25, 2024, CEV completed the sale of its residential solar portfolio to a third party, which primarily included residential solar energy projects and host customer contracts, for a purchase price of $132.5M. The transaction also included a post-closing working capital adjustment and was subject to a transition services agreement.

CEV had certain residential solar energy projects under contract and in various stages of development that were transferred to the buyer once the assets became operational. The transfer of these projects commenced in January 2025 and continued throughout fiscal 2025. As of September 30, 2025, CEV received approximately $4.7M related to the transfer of these assets.

During fiscal 2025, the Company recognized a pre-tax gain on sale of assets of approximately $58.2M on the Consolidated Statements of Operations.

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

Changes in Internal Control over Financial Reporting

We periodically review our internal controls over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal controls over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal controls environment. There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

New Jersey Resources Corporation
Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, including information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee Financial Expert, compliance with Section 16(a) of the Exchange Act and shareowner proposals, is incorporated by reference to the Company’s Proxy Statement for the 2026 Annual Meeting of Shareowners, which will be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2025. The information regarding executive officers is included in this report as Item 1 under the caption Information About our Executive Officers and incorporated herein by reference.

The Board of Directors has adopted the Code of Conduct, a code for all directors, officers and employees, as required by the New York Stock Exchange rules and governing the CEO and senior financial officers, in compliance with Sarbanes-Oxley and SEC regulations. Copies of the Code of Conduct are available on the Company’s website at http://investor.njresources.com under the caption Corporate Governance. A printed copy of the Code of Conduct is available free of charge to any shareowner who requests it by contacting the Corporate Secretary at 1415 Wyckoff Road, Wall, New Jersey 07719. The Company will disclose any amendments to, or waivers from, a provision of the Code of Conduct that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relate to any element of the Code of Conduct as defined in Item 406 of Regulation S-K by posting such information on the Company’s website.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the Company’s Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from the Company’s Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from the Company’s Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from the Company’s Proxy Statement.

New Jersey Resources Corporation
Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

All Financial Statements of the Registrant are filed as part of this report and included in Item 8 of Part II of this Form 10-K.

(a) 2. Financial Statement Schedules-See Index to Financial Statement Schedules in Item 8.

(a) 3. Exhibits-See Exhibit Index on page	123.

New Jersey Resources Corporation
Part IV

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II - Valuation and qualifying accounts and reserves for each of the three years in the period ended September 30, 2025	122

Schedules other than those listed above are omitted because they are either not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

New Jersey Resources Corporation
Part IV
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2025, 2024 and 2023

(Thousands)		ADDITIONS/ (DEDUCTIONS), NET TO EXPENSE
CLASSIFICATION	BEGINNING BALANCE			OTHER		ENDING BALANCE
2025
Valuation allowance for deferred tax assets	$5,621	(167)		—		$5,454
Allowance for doubtful accounts	$8,506	10,030		(7,165)	(2)	$11,371
2024
Valuation allowance for deferred tax assets	$5,747	(126)		—		$5,621
Allowance for doubtful accounts	$11,036	1,229		(3,759)	(2)	$8,506
2023
Valuation allowance for deferred tax assets	$22,241	(16,494)	(1)	—		$5,747
Allowance for doubtful accounts	$19,379	1,570		(9,913)	(2)	$11,036
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
Sixteenth Supplemental Indenture, dated as of September 1, 2024, by and between New Jersey Natural Gas Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on October 2, 2024)

4.3(r)
Seventeenth Supplemental Indenture, dated as of August 1, 2025, by and between New Jersey Natural Gas Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on August 21, 2025)

4.4
$75,000,000 Shelf Note Purchase Agreement, dated as of June 30, 2011, between New Jersey Resources Corporation and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on July 6, 2011)

4.4(a)
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

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

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

4.27
First Amendment to the Note Purchase Agreement dated as of June 8, 2018, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.28
First Amendment to the Note Purchase Agreement dated as of July 17, 2019, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.29
First Amendment to the Note Purchase Agreement dated as of May 14, 2020, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.30
First Amendment to the Note Purchase Agreement dated as of September 1, 2020, dated as of November 1, 2021 among New Jersey Resources Corporation, each Guarantor signatory thereto, and each Noteholder party thereto (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K, as filed on November 3, 2021)

4.31
$100,000,000 Note Purchase Agreement, dated as of May 27, 2022, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 1, 2022)

4.32
$110,000,000 Note Purchase Agreement, dated as of June 23, 2022, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on June 27, 2022)

4.33
$125,000,000 Note Purchase Agreement, dated as of October 24, 2022, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on October 28, 2022)

4.34
$50,000,000 Note Purchase Agreement, dated as of October 24, 2022, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, as filed on October 28, 2022)

4.35
$100,000,000 Note Purchase Agreement, dated as of September 28, 2023, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on October 2, 2023)

4.36
$200,000,000 Note Purchase Agreement, dated June 26, 2024, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on July 1, 2024)

4.37
$100,000,000 Note Purchase Agreement, dated November 7, 2024, by and among New Jersey Resources Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on November 12, 2024)

4.38
$200,000 Note Purchase Agreement, dated August 21, 2025, by and among New Jersey Natural Gas Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed on August 21, 2025)

10.1*
Form of Amended and Restated Supplemental Executive Retirement Plan Agreement between the Company and Named Executive Officer (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed on November 30, 2020)

10.1(a)*
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

10.3+*	Summary of 2025 Non-Employee Director Compensation Plan

10.4*	The Company’s 2017 Stock Award and Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement for the 2017 Annual Meeting as filed on December 15, 2016)

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

10.12*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on November 15, 2021)

10.13*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 15, 2021)

10.14*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 15, 2021)

10.15*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance-Based Restricted Stock Unit Agreement Fiscal Year 2022 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on November 15, 2021)

10.16*
Incentive Award Agreement, by and between New Jersey Resources Corporation and Timothy F. Shea, dated as of January 26, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, as filed on May 5, 2022)

10.17*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on November 17, 2022)

10.18*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 17, 2022)

10.19*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 17, 2022)

10.20*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance-Based Restricted Stock Units Agreement Fiscal Year 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on November 17, 2022)

10.21*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on November 21, 2023)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

10.22*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 21, 2023)

10.23*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 21, 2023)

10.24*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2024 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on November 21, 2023)

10.25*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on November 12, 2024)

10.26*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 12, 2024)

10.27*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 12, 2024)

10.28*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2025 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on November 12, 2024)

10.29*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2026 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on November 6, 2025)

10.30*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - Total Shareholder Return Fiscal Year 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 6, 2025)

10.31*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement - NFE Fiscal Year 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 6, 2025)

10.32*
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance-Based Restricted Stock Unit Agreement Fiscal Year 2026 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on November 6, 2025)

10.33*
$500,000,000 Second Amended and Restated Credit Agreement, dated as of September 2, 2021, by and among New Jersey Resources Corporation, the guarantors thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Mizuho Bank, Ltd., as Syndication Agents, and U.S. Bank National Association, Bank of America, N.A., TD Bank, N.A. and The Bank of Nova Scotia, as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on September 9, 2021)

10.34*
$250,000,000 Second Amended and Restated Credit Agreement dated as of September 2, 2021, by and among New Jersey Natural Gas Company, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Mizuho Bank, Ltd., as Syndication Agents, and U.S. Bank National Association, Bank of America, N.A., TD Bank, N.A., and The Bank of Nova Scotia, as Documentation Agents (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on September 9, 2021)

10.35*
First Amendment to Second Amended and Restated Credit Agreement, dated as of August 30, 2022, by and among NJR, the guarantors thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on September 6, 2022)

10.36*
Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 7, 2024, by and among NJR, the guarantors thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on August 9, 2024)

New Jersey Resources Corporation
Part IV

Exhibit Number	Exhibit Description

10.37*
Second Amendment to Second Amended and Restated Credit Agreement dated as of August 7, 2024, by and among NJNG, the lenders party thereto and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on August 9, 2024)

10.38**
Asset Purchase Agreement, between NJR Clean Energy Ventures II Corporation and Spruce Power 5, LLC, dated as of November 25, 2024 (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2024, as filed on November 26, 2024)

19.1+	Insider Trading Policy

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

97	Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as filed on November 21, 2023)

101+	Interactive Data File {Annual Report on Form 10-K, for the fiscal year ended September 30, 2025, furnished in iXBRL (Inline eXtensible Business Reporting Language)}

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)

Date:	November 20, 2025	By:/s/ Stephen M. Skrocki
Stephen M. Skrocki
Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

November 20, 2025	/s/ Stephen D. Westhoven	November 20, 2025	/s/ Roberto Bel
	Stephen D. Westhoven President and Chief Executive Officer Director (Principal Executive Officer)		Roberto Bel Senior Vice President and Chief Financial Officer (Principal Financial Officer)

November 20, 2025	/s/ Stephen M. Skrocki	November 20, 2025	/s/ Jane M. Kenny
	Stephen M. Skrocki Corporate Controller (Principal Accounting Officer)		Jane M. Kenny Director

November 20, 2025	/s/ Donald L. Correll	November 20, 2025	/s/ Amy B. Mansue
	Donald L. Correll Chairman		Amy B. Mansue Director

November 20, 2025	/s/ Gregory E. Aliff	November 20, 2025	/s/ Thomas C. O’Connor
	Gregory E. Aliff Director		Thomas C. O’Connor Director

November 20, 2025	/s/ James H. DeGraffenreidt, Jr.	November 20, 2025	/s/ Michael O’Sullivan
	James H. DeGraffenreidt, Jr. Director		Michael O’Sullivan Director

November 20, 2025	/s/ M. Susan Hardwick	November 20, 2025	/s/ Sharon C. Taylor
	M. Susan Hardwick Director		Sharon C. Taylor Director

November 20, 2025	/s/ Peter C. Harvey	November 20, 2025	/s/ William T. Yardley
	Peter C. Harvey Director		William T. Yardley Director