Form 10-Q
period 2025-12-31
NEW JERSEY RESOURCES CORP
filed 2026-02-03
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
OR
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of February 2, 2026 was 100,845,185.

New Jersey Resources Corporation

New Jersey Resources Corporation
GLOSSARY OF KEY TERMS

Adelphia	Adelphia Gateway, LLC
ADI	Administratively Determined Incentive
AMA	Asset Management Agreement
Adjusted EBITDA
A non-GAAP financial measure, which represents net income, including equity in earnings of affiliates, before interest, income taxes, depreciation and amortization, and other income, net, which includes non-cash earnings of Allowance for Funds Used During Construction

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B	Billion
Bcf	Billion Cubic Feet
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CIP	Conservation Incentive Program
Clean Energy Ventures or CEV	NJR Clean Energy Ventures Corporation or our Clean Energy Ventures segment
CME	Chicago Mercantile Exchange
CODM	Chief Operating Decision Maker
CSI	Competitive Solar Incentive
DRP	NJR Direct Stock Purchase and Dividend Reinvestment Plan
Dths	Dekatherms
Energy Services or ES	NJR Energy Services Company, LLC or our Energy Services segment
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Financial Margin
A non-GAAP financial measure, which represents revenues earned from the sale of natural gas less costs of natural gas sold including any transportation and storage costs, and excludes certain operations and maintenance expense and depreciation and amortization, as well as any accounting impact from the change in the fair value of certain derivative instruments

Fitch	Fitch Ratings Company
FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles in the United States
Home Services and Other or HSO	Home Services and Other Operations
ICE	Intercontinental Exchange
IIP	Infrastructure Investment Program
Inflation Reduction Act	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ISDA	The International Swaps and Derivatives Association
ITC	Federal Investment Tax Credit
Leaf River	Leaf River Energy Center LLC
M	Million
MGP	Manufactured Gas Plant
MMBtu	Million British Thermal Units
Moody's	Moody's Investors Service, Inc.
Mortgage Indenture	The Amended and Restated Indenture of Mortgage, Deed of Trust and Security Agreement between NJNG and U.S. Bank National Association dated as of September 1, 2014, as amended
MW	Megawatts

New Jersey Resources Corporation

GLOSSARY OF KEY TERMS (cont.)

MWh	Megawatt Hour
NAESB	The North American Energy Standards Board
NFE	Net Financial Earnings
NJCEP	New Jersey's Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJNG	New Jersey Natural Gas Company or our Natural Gas Distribution segment
NJNG Credit Facility	The $250M unsecured committed credit facility expiring in August 2029
NJR Credit Facility	The $575M unsecured committed credit facility expiring in August 2029
NJR or The Company	New Jersey Resources Corporation
NJRHS	NJR Home Services Company
Non-GAAP	Not in accordance with Generally Accepted Accounting Principles of the United States
NPNS	Normal Purchase/Normal Sale
NYMEX	New York Mercantile Exchange
O&M	Operation and Maintenance expenses
OBBBA	The One Big Beautiful Bill Act
OPEB	Other Postemployment Benefit Plans
PPA	Power Purchase Agreement
RAC	Remediation Adjustment Clause
REC	Renewable Energy Certificate
SBC	Societal Benefits Charge
SEC	Securities and Exchange Commission
SG&A	Selling, General and Administrative expenses
SREC	Solar Renewable Energy Certificate
Steckman Ridge	Collectively, Steckman Ridge GP, LLC and Steckman Ridge, LP
Storage and Transportation or S&T	Storage and Transportation segment
TETCO	Texas Eastern Transmission
TREC	Transition Renewable Energy Certificate
Trustee	U.S. Bank National Association
U.S.	The United States of America
USF	Universal Service Fund
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

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, RECs, future rate case proceedings, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2026 and thereafter are subject to many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, as well as the following, which are neither presented in order of importance nor weighted:
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
•the impact of events causing volatility in the equity and credit markets on our access to capital or on our suppliers or customers, including monetary, fiscal and regulatory policies of the U.S. government, including with respect to tariffs and trade restrictions, natural disasters, pandemic illness and other extreme events and risks, political and economic disruption and uncertainty related to international conflicts, and the international community’s responses to such events;
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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	December 31,
(Thousands, except per share data)	2025	2024
OPERATING REVENUES
Utility	$409,901	$333,427
Nonutility	194,953	154,934
Total operating revenues	604,854	488,361
OPERATING EXPENSES
Natural gas purchases:
Utility	169,104	127,680
Nonutility	85,854	67,808
Related parties	1,277	1,718
Operation and maintenance	86,681	88,632
Regulatory rider expenses	33,154	22,476
Depreciation and amortization	49,576	45,329
Gain on sale of assets	—	(54,859)
Total operating expenses	425,646	298,784
OPERATING INCOME	179,208	189,577
Other income, net	11,360	11,617
Interest expense, net of capitalized interest	35,676	33,891
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	154,892	167,303
Income tax provision	34,225	37,384
Equity in earnings of affiliates	1,823	1,400
NET INCOME	$122,490	$131,319

INCOME PER COMMON SHARE
Basic	$1.22	$1.32
Diluted	$1.21	$1.31
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	100,701	99,855
Diluted	101,229	100,478

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2025	2024
Net income	$122,490	$131,319
Other comprehensive income
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(79) and $(79), respectively	264	263
Adjustment to postemployment benefit obligation, net of tax of $1 and $58, respectively	(6)	(195)
Other comprehensive income	$258	$68
Comprehensive income	$122,748	$131,387
See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	December 31,
(Thousands)	2025	2024
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income	$122,490	$131,319
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss on derivative instruments	2,996	6,368
Gain on sale of assets	—	(54,859)
Depreciation and amortization	49,576	45,329
Allowance for equity used during construction	(2,757)	(1,086)
Allowance for doubtful accounts	(659)	194
Non cash lease expense	1,102	1,071
Deferred income taxes	28,614	20,522
Equivalent value of ITCs recognized on equipment financing	(5,357)	(4,352)
Manufactured gas plant remediation costs	(972)	(1,126)
Equity in earnings, net of distributions received from equity investees	(360)	—
Cost of removal - asset retirement obligations	(511)	(432)
Contributions to postemployment benefit plans	(265)	(227)
Changes in:
Components of working capital	(208,844)	(186,074)
Other noncurrent assets and liabilities	41,675	34,398
Cash flows from (used in) operating activities	26,728	(8,955)
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(96,129)	(99,143)
Solar equipment	(59,701)	(33,476)
Storage and Transportation and other	(12,917)	(8,476)
Cost of removal	(10,789)	(10,775)
Distribution from equity investees in excess of equity in earnings	—	99
Proceeds from sale of assets	—	132,500
Cash flows used in investing activities	(179,536)	(19,271)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	100,000
Payments of long-term debt	(6,081)	(107,676)
Proceeds from short-term debt, net	173,400	45,200
Proceeds from sale leaseback transactions - solar	23,240	12,567
Proceeds from sale leaseback transactions - natural gas meters	15,016	11,714
Payments of common stock dividends	(47,719)	(44,752)
Proceeds from waiver discount issuance of common stock	—	19,910
Proceeds from issuance of common stock - DRP	3,778	3,793
Tax withholding payments related to net settled stock compensation	(6,882)	(11,579)
Cash flows from financing activities	154,752	29,177
Change in cash, cash equivalents and restricted cash	1,944	951
Cash, cash equivalents and restricted cash at beginning of period	1,649	1,612
Cash, cash equivalents and restricted cash at end of period	$3,593	$2,563
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(279,242)	$(203,094)
Inventories	22,921	5,247
Recovery of natural gas costs	33,468	(375)
Natural gas purchases payable	32,495	30,998
Natural gas purchases payable - related parties	(1)	6
Deferred revenue, current	(1,232)	650
Accounts payable and other	(48,932)	(45,967)
Prepaid expenses	(9,155)	(7,421)
Prepaid and accrued taxes	35,406	37,009
Restricted broker margin accounts	(2,350)	(2,849)
Customers' credit balances and deposits	8,948	3,992
Other current assets and liabilities	(1,170)	(4,270)
Total	$(208,844)	$(186,074)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$35,799	$34,843
Income taxes	$147	$863
Accrued capital expenditures	$42,096	$19,309

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
(Thousands)	December 31, 2025	September 30, 2025
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$4,527,193	$4,434,220
Construction work in progress	398,396	395,943
Nonutility plant and equipment, at cost	1,998,521	1,972,811
Construction work in progress	217,407	151,404
Total property, plant and equipment	7,141,517	6,954,378
Accumulated depreciation and amortization, utility plant	(873,978)	(850,757)
Accumulated depreciation and amortization, nonutility plant and equipment	(305,983)	(293,522)
Property, plant and equipment, net	5,961,556	5,810,099
CURRENT ASSETS
Cash and cash equivalents	2,434	591
Customer accounts receivable
Billed	260,129	109,366
Unbilled revenues	151,953	24,194
Allowance for doubtful accounts	(9,992)	(11,371)
Regulatory assets	29,185	48,898
Natural gas in storage, at average cost	191,119	215,836
Materials and supplies, at average cost	45,216	43,420
Prepaid expenses	20,003	10,848
Prepaid taxes	33,191	67,143
Derivatives, at fair value	13,073	12,514
Restricted broker margin accounts	5,382	8,920
Other current assets	39,589	39,517
Total current assets	781,282	569,876
NONCURRENT ASSETS
Investments in equity method investees	101,567	101,243
Regulatory assets	664,743	672,518
Operating lease assets	188,889	185,596
Derivatives, at fair value	1,278	2,319
Software costs	11,159	11,151
Deferred income taxes	20,369	20,821
Postemployment employee benefit assets	41,925	40,813
Notes receivable	42,500	42,500
Other noncurrent assets	90,943	121,839
Total noncurrent assets	1,163,373	1,198,800
Total assets	$7,906,211	$7,578,775

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CAPITALIZATION AND LIABILITIES

	(Unaudited)
(Thousands, except share data)	December 31, 2025	September 30, 2025
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding shares December 31, 2025 — 100,750,110; September 30, 2025 — 100,478,590	$251,388	$250,705
Premium on common stock	688,575	676,635
Accumulated other comprehensive loss, net of tax	(11,205)	(11,463)
Treasury stock at cost and other; shares December 31, 2025 — 18,922; September 30, 2025 — 17,273	17,575	24,422
Retained earnings	1,526,002	1,451,367
Common stock equity	2,472,335	2,391,666
Long-term debt	3,274,055	3,250,387
Total capitalization	5,746,390	5,642,053
CURRENT LIABILITIES
Current maturities of long-term debt	161,645	158,192
Short-term debt	369,000	195,600
Natural gas purchases payable	95,088	62,593
Natural gas purchases payable to related parties	640	641
Deferred revenue	21,373	22,605
Accounts payable and other	136,540	204,478
Dividends payable	47,855	47,719
Accrued taxes	12,140	11,722
Regulatory liabilities	23,091	12,884
New Jersey Clean Energy Program	14,572	17,171
Derivatives, at fair value	8,711	7,620
Operating lease liabilities	4,694	4,388
Restricted broker margin accounts	2,355	3,949
Customers' credit balances and deposits	40,245	31,297
Total current liabilities	937,949	780,859
NONCURRENT LIABILITIES
Deferred income taxes	468,666	438,411
Deferred investment tax credits	1,808	1,878
Deferred revenue	46,937	17,580
Derivatives, at fair value	6,157	4,283
Manufactured gas plant remediation	167,462	166,990
Postemployment employee benefit liability	109,459	108,830
Regulatory liabilities	170,512	171,177
Operating lease liabilities	162,984	159,131
Asset retirement obligations	77,055	76,507
Other noncurrent liabilities	10,832	11,076
Total noncurrent liabilities	1,221,872	1,155,863
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$7,906,211	$7,578,775

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance as of September 30, 2025	100,479	$250,705	$676,635	$(11,463)	$24,422	$1,451,367	$2,391,666
Net income	—	—	—	—	—	122,490	122,490
Other comprehensive income	—	—	—	258	—	—	258
Common stock issued:
Incentive compensation plan	194	485	8,405	—	—	—	8,890
Dividend reinvestment plan	79	198	3,535	—	—	—	3,733
Cash dividend declared ($.48 per share)	—	—	—	—	—	(47,855)	(47,855)
Treasury stock and other	(2)	—	—	—	(6,847)	—	(6,847)
Balance as of December 31, 2025	100,750	$251,388	$688,575	$(11,205)	$17,575	$1,526,002	$2,472,335

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance as of September 30, 2024	99,461	$248,159	$633,811	$(6,521)	$26,220	$1,298,774	$2,200,443
Net income	—	—	—	—	—	131,319	131,319
Other comprehensive income	—	—	—	68	—	—	68
Common stock issued:
Incentive compensation plan	232	581	7,661	—	—	—	8,242
Dividend reinvestment plan	80	199	3,545	—	—	—	3,744
Waiver discount	418	1,045	18,865	—	—	—	19,910
Cash dividend declared ($.45 per share)	—	—	—	—	—	(45,010)	(45,010)
Treasury stock and other	—	—	—	—	(6,032)	—	(6,032)
Balance as of December 31, 2024	100,191	$249,984	$663,882	$(6,453)	$20,188	$1,385,083	$2,312,684

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission and GAAP. The September 30, 2025 Balance Sheet data is derived from the audited financial statements of the Company. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2025 Annual Report on Form 10-K.

The Unaudited Condensed Consolidated Financial Statements include the accounts of NJR and its subsidiaries. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the results of the interim periods presented. These adjustments are of a normal and recurring nature. Because of the seasonal nature of the Company's utility and wholesale energy services operations, in addition to other factors, the financial results for the interim periods presented are not indicative of the results that are to be expected for the fiscal year ending September 30, 2026. Intercompany transactions and accounts have been eliminated.

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

CEV recognizes revenue when SRECs are transferred to counterparties. SRECs are physically delivered through the transfer of certificates as per contractual settlement schedules. The SREC program officially closed to new qualified solar projects.

TRECs provide a fixed compensation base multiplied by an assigned project factor in order to determine their value. The project factor is determined by the type and location of the project, as defined.

The ADI Program provides administratively set incentives for net metered projects of 5 MW or less. The CSI program is open to qualifying grid supply solar facilities, non-residential net metered solar installations with a capacity greater than 5 MW, and eligible grid supply solar facilities installed in combination with energy storage. RECs generated through the production of electricity under these programs are known as SREC IIs.

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

ES has a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The AMAs include a series of temporary and permanent releases, and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed-upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. ES recognized approximately $4.9M of operating revenue related to the AMAs on the Unaudited Condensed Consolidated Statements of Operations during both three months ended December 31, 2025 and 2024. Amounts received in excess of revenue recognized totaling approximately $66.2M and $36.8M are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2025 and September 30, 2025, respectively.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	December 31, 2025	September 30, 2025	December 31, 2024
Balance Sheet
Cash and cash equivalents	$2,434	$591	$1,908
Restricted cash in other noncurrent assets	$1,159	$1,058	$655
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$3,593	$1,649	$2,563

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

Loans and Notes Receivable

NJNG currently provides loans, with terms ranging from five to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Unaudited Condensed Consolidated Balance Sheets. The Company has approximately $22.7M and $21.5M recorded in other current assets and approximately $74.3M and $69.4M in other noncurrent assets as of December 31, 2025 and September 30, 2025, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans.

In August 2025, CEV entered into a seller-based financing arrangement with a third party for the sale of certain solar energy modules totaling $42.5M. Amounts related to the financing are due to CEV no later than December 31, 2027, and are recorded as notes receivable within the Company’s Unaudited Condensed Consolidated Balance Sheets as of December 31, 2025 and September 30, 2025.

The Company evaluates loans and notes receivable for collectability each reporting period in accordance with the current expected credit loss model. If necessary, an allowance is recorded to reflect potential losses. As of December 31, 2025 and September 30, 2025, the Company has not recorded a reserve for credit losses associated with outstanding loans and notes receivable.

Natural Gas in Storage

The following table summarizes natural gas in storage, at average cost by segment as of:

	December 31, 2025		September 30, 2025
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
NJNG	$159,364	24.6	$184,099	30.8
ES	30,167	9.5	30,686	13.2
S&T	1,588	0.5	1,051	0.3
Total	$191,119	34.6	$215,836	44.3

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

The following tables present the software costs included in the Unaudited Condensed Consolidated Financial Statements:

(Thousands)	December 31, 2025	September 30, 2025
Balance Sheets
Utility plant, at cost	$134,784	$132,868
Construction work in progress	$91,819	$87,274
Nonutility plant and equipment, at cost	$344	$344
Accumulated depreciation and amortization, utility plant	$(28,296)	$(24,906)
Accumulated depreciation and amortization, nonutility plant and equipment	$(77)	$(70)
Software costs	$11,159	$11,151

	Three Months Ended
	December 31,
Statements of Operations	2025	2024
Operation and maintenance	$193	$2,736
Depreciation and amortization	$3,397	$2,415

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

Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of related tax effects during the three months ended December 31, 2025 and 2024:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance as of September 30, 2025	$(5,163)	$(6,300)		$(11,463)
Other comprehensive income
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(79), $1 and $(78), respectively	264	(6)	(1)	258
Balance as of December 31, 2025	$(4,899)	$(6,306)		$(11,205)

Balance as of September 30, 2024	$(6,215)	$(306)		$(6,521)
Other comprehensive income (loss), net of tax
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(79), $58 and $(21), respectively	263	(195)	(1)	68
Balance as of December 31, 2024	$(5,952)	$(501)		$(6,453)
(1)Included in the computation of net periodic pension cost, a component of O&M on the Unaudited Condensed Consolidated Statements of Operations.
Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Adopted Updates to the Accounting Standards Codification

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, an amendment to ASC 740, Income Taxes, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. It will provide investors more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance became effective for the Company on October 1, 2025, for the first annual period, and can be applied either prospectively or retrospectively. As the amendments in this update only impact disclosures, there will be no impact on the Company’s financial position, results of operations, and cash flows upon adoption.

Other Recent Updates to the Accounting Standards Codification

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

Government Grants

In December 2025, the FASB issued ASU No. 2025-10, an amendment to ASC 832, Government Grants, which adds guidance on the recognition, measurement, and presentation of government grants. The guidance becomes effective for the Company on October 1, 2029. The Company can elect to apply it retrospectively, or through a modified prospective or retrospective transition approach, with early adoption permitted. The Company is currently evaluating the amendment to understand the impacts on its financial position, results of operations and cash flows upon adoption.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregated revenues from contracts with customers by product line and by reportable segment and other business operations during the three months ended December 31, 2025 and 2024, are as follows:

(Thousands)	NJNG	CEV		ES	S&T	HSO	Total
2025
Natural gas utility sales (1)	$374,858	—		—	—	—	$374,858
Natural gas services	—	—		12,840	28,080	—	40,920
Service contracts	—	—		—	—	9,455	9,455
Installations and maintenance	—	—		—	—	6,551	6,551
Renewable energy certificates	—	3,737		—	—	—	3,737
Electricity sales	—	5,615		—	—	—	5,615
Eliminations (2)	(237)	—		—	—	—	(237)
Revenues from contracts with customers	374,621	9,352		12,840	28,080	16,006	440,899
Alternative revenue programs (3)	(26,256)	—		—	—	—	(26,256)
Derivative instruments	61,536	22,408	(4)	106,267	—	—	190,211
Revenues out of scope	35,280	22,408		106,267	—	—	163,955
Total operating revenues	$409,901	31,760		119,107	28,080	16,006	$604,854
2024
Natural gas utility sales (1)	$296,402	—		—	—	—	$296,402
Natural gas services	—	—		11,947	26,628	—	38,575
Service contracts	—	—		—	—	9,232	9,232
Installations and maintenance	—	—		—	—	6,562	6,562
Renewable energy certificates	—	2,896		—	—	—	2,896
Electricity sales	—	5,826		—	—	—	5,826
Eliminations (2)	(337)	—		—	(42)	(161)	(540)
Revenues from contracts with customers	296,065	8,722		11,947	26,586	15,633	358,953
Alternative revenue programs (3)	(5,391)	—		—	—	—	(5,391)
Derivative instruments	42,754	17,684	(4)	74,361	—	—	134,799
Revenues out of scope	37,363	17,684		74,361	—	—	129,408
Total operating revenues	$333,428	26,406		86,308	26,586	15,633	$488,361
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by customer type and by reportable segment and other business operations during the three months ended December 31, 2025 and 2024, are as follows:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
2025
Residential	$284,101	—	—	—	15,981	$300,082
Commercial and industrial	53,441	9,352	12,840	28,080	25	103,738
Firm transportation	34,677	—	—	—	—	34,677
Interruptible, off-tariff and other	2,402	—	—	—	—	2,402
Revenues out of scope	35,280	22,408	106,267	—	—	163,955
Total operating revenues	$409,901	31,760	119,107	28,080	16,006	$604,854
2024
Residential	$223,819	2,110	—	—	15,544	$241,473
Commercial and industrial	41,805	6,612	11,947	26,586	89	87,039
Firm transportation	27,325	—	—	—	—	27,325
Interruptible, off-tariff and other	3,116	—	—	—	—	3,116
Revenues out of scope	37,363	17,684	74,361	—	—	129,408
Total operating revenues	$333,428	26,406	86,308	26,586	15,633	$488,361

Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the three months ended December 31, 2025 and 2024, are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of September 30, 2025	$109,366	$24,194	$31,297
Increase	150,763	127,759	8,948
Balance as of December 31, 2025	$260,129	$151,953	$40,245
Balance as of September 30, 2024	$105,531	$20,094	$38,595
Increase	105,505	97,186	3,992
Balance as of December 31, 2024	$211,036	$117,280	$42,587

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2025 and September 30, 2025:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
December 31, 2025
Customer accounts receivable
Billed	$170,462	5,108	74,400	8,896	1,263	$260,129
Unbilled	143,752	8,201	—	—	—	151,953
Customers' credit balances and deposits	(40,200)	—	—	(45)	—	(40,245)
Total	$274,014	13,309	74,400	8,851	1,263	$371,837
September 30, 2025
Customer accounts receivable
Billed	$75,789	6,818	17,483	8,172	1,104	$109,366
Unbilled	14,817	9,377	—	—	—	24,194
Customers' credit balances and deposits	(31,257)	—	—	(40)	—	(31,297)
Total	$59,349	16,195	17,483	8,132	1,104	$102,263

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

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for NJNG are comprised of the following:

(Thousands)	December 31, 2025	September 30, 2025
Regulatory assets-current
New Jersey Clean Energy Program	$14,572	$17,171
Conservation Incentive Program	—	22,697
Derivatives at fair value, net	13,171	7,544
Other current regulatory assets	1,442	1,486
Total current regulatory assets	$29,185	$48,898
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$69,910	$74,961
Liability for future expenditures	167,462	166,990
Deferred income taxes	46,781	46,013
SAVEGREEN	145,264	141,562
Postemployment and other benefit costs	41,703	41,275
Cost of removal	131,790	132,895
Other noncurrent regulatory assets	56,633	63,612
Total noncurrent regulatory assets	$659,543	$667,308
Regulatory liability-current
Overrecovered natural gas costs	$17,855	$10,643
Conservation Incentive Program	3,559	—
Total current regulatory liabilities	$21,414	$10,643
Regulatory liabilities-noncurrent
Tax Act impact	$169,054	$170,309
Other noncurrent regulatory liabilities	1,458	868
Total noncurrent regulatory liabilities	$170,512	$171,177

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for Adelphia are comprised of the following:

(Thousands)	December 31, 2025	September 30, 2025
Total noncurrent regulatory assets	$5,201	$5,210
Total current regulatory liabilities	$1,677	$2,241

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

Regulatory filings and/or actions that occurred during the current fiscal year include the following:

•On October 31, 2025, NJNG notified the BPU that it intended to self-implement an increase to its BGSS rate, effective December 1, 2025 through September 30, 2026, which will result in an increase of approximately $38.1M in revenues related to BGSS.

•On December 17, 2025, the BPU approved, on a provisional basis, NJNG's annual BGSS/CIP filing, which included an increase of approximately $6.1M related to its balancing charge and a decrease of approximately $26.2M to CIP rates, effective January 1, 2026.

•On December 17, 2025, the BPU approved NJNG's annual SAVEGREEN filing for the recovery of costs, which will increase annual recoveries by approximately $13.3M, effective January 1, 2026.

•On December 17, 2025, the BPU approved NJNG's final IIP filing, which requested a rate increase for capital expenditures of approximately $33.1M through October 31, 2025, resulting in a revenue increase of approximately $3.3M, effective January 1, 2026. In conjunction with this filing, NJNG notified the BPU that it was withdrawing its July 2025 request to extend the program. Any recovery of future infrastructure investments will be requested through a NJNG base rate case.

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

Fair Value of Derivatives

The following table presents the fair value of the Company's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Derivatives at Fair Value
		December 31, 2025		September 30, 2025
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
NJNG:
Physical commodity contracts	Derivatives - current	$39	$104	$30	$2
Financial commodity contracts	Derivatives - current	—	12	349	4
	Derivatives - noncurrent	—	—	1	—
ES:
Physical commodity contracts	Derivatives - current	3,827	5,154	3,709	5,878
	Derivatives - noncurrent	534	5,767	1,312	3,931
Financial commodity contracts	Derivatives - current	9,207	3,441	8,426	1,736
	Derivatives - noncurrent	744	390	1,006	352
Total fair value of derivatives		$14,351	$14,868	$14,833	$11,903

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

	Asset Derivatives				Liability Derivatives
(Thousands)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)
As of December 31, 2025
ES Contracts
Physical commodity	$4,361	(1,653)	—	$2,708	$10,921	(1,653)	(2,183)	$7,085
Financial commodity	9,951	(3,831)	(2,357)	3,763	3,831	(3,831)	—	—
Total ES	$14,312	(5,484)	(2,357)	$6,471	$14,752	(5,484)	(2,183)	$7,085
NJNG Contracts
Physical commodity	$39	(5)	—	$34	$104	(5)	—	$99
Financial commodity	—	—	—	—	12	—	(12)	—
Total NJNG	$39	(5)	—	$34	$116	(5)	(12)	$99
As of September 30, 2025
ES Contracts
Physical commodity	$5,021	(2,061)	—	$2,960	$9,809	(2,061)	(2,022)	$5,726
Financial commodity	9,432	(2,088)	(3,951)	3,393	2,088	(2,088)	—	—
Total ES	$14,453	(4,149)	(3,951)	$6,353	$11,897	(4,149)	(2,022)	$5,726
NJNG Contracts
Physical commodity	$30	(1)	—	$29	$2	(1)	—	$1
Financial commodity	350	(4)	—	346	4	(4)	—	—
Total NJNG	$380	(5)	—	$375	$6	(5)	—	$1
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

The following table presents the effect of derivative instruments recognized on the Unaudited Condensed Consolidated Statements of Operations for the periods set forth below:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended
		December 31,
Derivatives not designated as hedging instruments:		2025	2024
ES:
Physical commodity contracts	Operating revenues	$(761)	$(2,632)
Physical commodity contracts	Natural gas purchases	(456)	(1,752)
Financial commodity contracts	Natural gas purchases	97	1,538
Physical commodity contracts	Operation and maintenance	(4)	1,053
Total unrealized and realized loss		$(1,124)	$(1,793)

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

The following table reflects the gains (losses) associated with NJNG's derivative instruments for the periods set forth below:

	Three Months Ended
	December 31,
(Thousands)	2025	2024
NJNG:
Physical commodity contracts	$286	$(13,386)
Financial commodity contracts	(4,478)	5,939
Total unrealized and realized loss	$(4,192)	$(7,447)

NJNG and ES had the following outstanding long (short) derivatives as of:

	Natural Gas Distribution		Energy Services
Volumes (Bcf)	Futures	Physical Commodity	Futures	Physical Commodity
December 31, 2025	29.0	0.3	(0.3)	(0.6)
September 30, 2025	36.1	6.0	(4.7)	5.5

Not included in the above table are 0.9M SRECs that were open as of both December 31, 2025 and September 30, 2025.

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

The balances by reportable segment are as follows:

(Thousands)	Balance Sheet Location	December 31, 2025	September 30, 2025
NJNG	Restricted broker margin accounts-current assets	$2,300	$5,480
ES	Restricted broker margin accounts-current assets	$3,082	$3,440
	Restricted broker margin accounts-current liabilities	$2,355	$3,949

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of December 31, 2025. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$117,608
Noninvestment grade	37,430
Internally rated investment grade	17,668
Internally rated noninvestment grade	36,195
Total	$208,901

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. Derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required were immaterial as of December 31, 2025 and September 30, 2025. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

6. FAIR VALUE

Fair Value of Assets and Liabilities

The fair value of cash and cash equivalents, accounts receivable, current loans receivable, accounts payable, commercial paper and borrowings under revolving credit facilities are estimated to equal their carrying amounts due to the short maturity of those instruments. Notes receivable and noncurrent loans receivable are recorded based on what the Company expects to receive, which approximates fair value. Noncurrent loans receivable are in other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets. The Company regularly evaluates the credit quality and collection profile of its customers to approximate fair value.

The estimated fair value of long-term debt, including current maturities, excluding natural gas meter sale leasebacks, debt issuance costs and solar asset sale leasebacks, is as follows:

(Thousands)	December 31, 2025	September 30, 2025
Carrying value (1) (2)	$2,917,845	$2,917,845
Fair market value	$2,613,368	$2,631,512
(1)Excludes NJNG's debt issuance costs of approximately $11.1M and $11.3M as of December 31, 2025 and September 30, 2025, respectively.
(2)Excludes NJR's debt issuance costs of approximately $2.7M and $2.9M as of December 31, 2025 and September 30, 2025, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company enters into sale leaseback transactions for certain commercial solar assets and natural gas meters. These transactions are recorded within long-term debt on the Unaudited Condensed Consolidated Balance Sheets. The carrying value of solar sale leasebacks was approximately $485.9M and $471.5M and the estimated fair value was approximately $496.5M and $481.4M as of December 31, 2025 and September 30, 2025, respectively. The carrying value of the natural gas meter sale leasebacks was approximately $45.9M and $33.5M and the estimated fair value of certain natural gas meter sale leasebacks amounted to approximately $45.1M and $32.5M as of December 31, 2025 and September 30, 2025, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific debt instrument and the Company's credit rating. As of December 31, 2025 and September 30, 2025, the Company discloses its debt within Level 2 of the fair value hierarchy.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2025
Assets:
Physical commodity contracts	$—	$4,400	$—	$4,400
Financial commodity contracts	9,951	—	—	9,951
Money market funds	5	—	—	5
Other	2,858	—	—	2,858
Total assets at fair value	$12,814	$4,400	$—	$17,214
Liabilities:
Physical commodity contracts	$—	$11,025	$—	$11,025
Financial commodity contracts	3,843	—	—	3,843
Total liabilities at fair value	$3,843	$11,025	$—	$14,868
As of September 30, 2025
Assets:
Physical commodity contracts	$—	$5,051	$—	$5,051
Financial commodity contracts	9,782	—	—	9,782
Money market funds	5	—	—	5
Other	2,589	—	—	2,589
Total assets at fair value	$12,376	$5,051	$—	$17,427
Liabilities:
Physical commodity contracts	$—	$9,811	$—	$9,811
Financial commodity contracts	2,092	—	—	2,092
Total liabilities at fair value	$2,092	$9,811	$—	$11,903
7. INVESTMENTS IN EQUITY INVESTEES

The Company holds a 50% equity method investment in Steckman Ridge, a jointly owned and controlled natural gas storage facility located in Bedford County, Pennsylvania. The Company's investment in Steckman Ridge was approximately $101.6M and $101.2M as of December 31, 2025 and September 30, 2025, respectively, which includes loans with a total outstanding principal balance of approximately $70.4M for both periods. These loans accrue interest at a variable rate that resets quarterly and are due October 1, 2027.

NJNG and ES have entered into storage and park and loan agreements with Steckman Ridge. See Note 15. Related Party Transactions for more information on these intercompany transactions.
8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended
	December 31,
(Thousands, except per share amounts)	2025	2024
Net income, as reported	$122,490	$131,319
Basic earnings per share
Weighted average shares of common stock outstanding-basic	100,701	99,855
Basic earnings per common share	$1.22	$1.32
Diluted earnings per common share
Weighted average shares of common stock outstanding-basic	100,701	99,855
Incremental shares (1)	528	623
Weighted average shares of common stock outstanding-diluted	101,229	100,478
Diluted earnings per common share	$1.21	$1.31
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

Credit Facilities and Short-term Debt

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility is as follows:

			At end of period
(Thousands)	As of date	Total borrowing capacity	Loans outstanding	Weighted average interest rate	Remaining borrowing capacity		Expiration dates
NJR bank revolving credit facility (1)
December 31, 2025		$575,000	$228,700	4.99%	$324,776	(2)	August 2029
September 30, 2025		$575,000	$152,600	5.38%	$401,018	(2)	August 2029
NJNG bank revolving credit facility (3)
December 31, 2025		$250,000	$140,300	3.93%	$108,969	(4)	August 2029
September 30, 2025		$250,000	$43,000	4.30%	$206,269	(4)	August 2029
(1)Committed credit facility, which requires commitment fees of 0.10% on the unused amount.
(2)Letters of credit outstanding total approximately $21.5M and $21.4M as of December 31, 2025 and September 30, 2025, respectively, which reduces the amount available by the same amount.
(3)Committed credit facility, which requires commitment fees of 0.075% on the unused amount.
(4)Letters of credit outstanding total approximately $0.7M as of both December 31, 2025 and September 30, 2025, which reduces the amount available by the same amount.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR Credit Facility.
Long-term Debt

NJNG

NJNG received approximately $15.0M and $11.7M during the three months ended December 31, 2025 and 2024, respectively, in connection with the sale leaseback of its natural gas meters. NJNG records the sale leaseback as a financing obligation for accounting purposes that is paid over the term of the arrangement and has the option to purchase the meters back at fair value upon expiration of the lease.

Clean Energy Ventures

CEV received proceeds of approximately $23.2M and $12.6M during the three months ended December 31, 2025 and 2024, respectively, in connection with the sale leaseback of commercial solar assets. CEV records the sale leaseback as a financing obligation for accounting purposes and continues to operate the solar assets, including related expenses, retains the revenue generated from RECs and energy sales, and has the option to repurchase the assets sold or renew the lease at the end of the lease term.

10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

In January 2024, the Company announced changes to its postretirement medical benefits plan that replaced the existing retiree medical coverage for certain eligible employees and their dependents with an employer funded Health Reimbursement Arrangement beginning on January 1, 2025. The liability associated with postretirement medical benefits was remeasured as of January 1, 2024. The change in post-retirement medical benefits is being amortized into earnings over approximately eight years, the average remaining service to retirement for all plan participants.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension		OPEB
	Three Months Ended		Three Months Ended
	December 31,		December 31,
(Thousands)	2025	2024	2025	2024
Service cost	$1,245	$1,381	$272	$273
Interest cost	3,964	3,858	2,698	2,097
Expected return on plan assets	(6,137)	(5,925)	(2,259)	(2,346)
Recognized actuarial loss	38	301	2,796	1,793
Prior service cost (credit) amortization	—	—	(3,270)	(3,270)
Net periodic benefit (credit) cost	$(890)	$(385)	$237	$(1,453)

The Company does not expect to make additional contributions to fund the pension plans during fiscal 2026 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the three months ended December 31, 2025 and 2024.

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

Effective Tax Rate

The estimated annual effective tax rates were 22.5% and 23.2%, for the three months ended December 31, 2025 and 2024, respectively.

To the extent there are discrete tax items that are not included in the estimated annual effective tax rate, the actual reported effective tax rate may differ from the estimated annual effective tax rate. Discrete tax items primarily relate to the vesting of share-based awards during the three months ended December 31, 2025, and income tax effects associated with the sale of the Company’s residential solar energy projects and host customer contracts during the three months ended December 31, 2024. NJR’s effective tax rate was 21.8% and 22.2% during the three months ended December 31, 2025 and 2024, respectively.

Other Tax Items

As of December 31, 2025 and September 30, 2025, the Company has tax credit carryforwards of approximately $128.6M and $149.7M, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2036.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2025 and September 30, 2025, the Company has state income tax net operating losses of approximately $353.1M and $476.1M, respectively. These state net operating losses have varying carry-forward periods dictated by the state in which they were incurred; these state carry-forward periods range from seven to 20 years, with the majority expiring after 2037. The Company expects to utilize this entire carryforward prior to expiration, except for state income tax attributes for which the Company has a valuation allowance of approximately $0.4M as of both December 31, 2025 and September 30, 2025, for which the Company could not conclude were realizable on a more-likely-than-not basis.

In July 2025, the President of the U.S. signed OBBBA into law, which includes a broad range of tax reform provisions, including extending and modifying certain key provisions of the federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017, and expanding certain incentives under the federal Inflation Reduction Act. OBBBA also modified tax legislation affecting clean energy tax credits and accelerated the phase-out of ITCs. The Company evaluated the provisions of OBBBA and concluded it did not have a material impact on its Unaudited Condensed Consolidated Financial Statements.

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

The following table presents the Company's lease costs included in the Unaudited Condensed Consolidated Statements of Operations:

		Three Months Ended
		December 31,
(Thousands)	Income Statement Location	2025	2024
Operating lease cost (1)	Operation and maintenance	$2,854	$2,709
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	382	540
Interest on lease liabilities	Interest expense, net of capitalized interest	127	188
Total finance lease cost		509	728
Variable lease cost	Operation and maintenance	312	230
Total lease cost		$3,675	$3,667
(1)Net of capitalized costs.

The following table presents supplemental cash flow information related to leases:

	Three Months Ended
	December 31,
(Thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$2,394	$2,364
Operating cash flows for finance leases	$127	$188
Financing cash flows for finance leases	$1,962	$3,596

Operating lease assets obtained in exchange for new or modified operating lease liabilities totaled approximately $4.6M during the three months ended December 31, 2025. There were no operating lease assets obtained in exchange for new or modified operating lease liabilities during the three months ended December 31, 2024. There were no finance lease assets obtained in exchange for new or modified finance lease liabilities during the three months ended December 31, 2025 and 2024.

The following table presents the balance and classifications of the Company's right of use assets and lease liabilities included in the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	December 31, 2025	September 30, 2025
Noncurrent Assets
Operating lease assets	Operating lease assets	$188,889	$185,596
Finance lease assets	Utility plant	24,020	24,402
Total lease assets		$212,909	$209,998
Current Liabilities
Operating lease liabilities	Operating lease liabilities	$4,694	$4,388
Finance lease liabilities	Current maturities of long-term debt	4,861	5,568
Noncurrent Liabilities
Operating lease liabilities	Operating lease liabilities	162,984	159,131
Finance lease liabilities	Long-term debt	9,110	10,366
Total lease liabilities		$181,649	$179,453

For operating lease assets and liabilities, the weighted average remaining lease term was 28.3 years and 28.4 years and the weighted average discount rate used in the valuation over the remaining lease term was 4.1% and 4.0% as of December 31, 2025 and September 30, 2025, respectively. For finance lease assets and liabilities, the weighted average remaining lease term was 2.3 years and 2.4 years as of December 31, 2025 and September 30, 2025, respectively, and the weighted average discount rate used in the valuation over the remaining lease term was 3.4% as of both December 31, 2025 and September 30, 2025.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through July 2039, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $190.7M at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of December 31, 2025, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2026	2027	2028	2029	2030	Thereafter
ES:
Natural gas purchases	$72,429	$4,097	$—	$—	$—	$—
Storage demand fees	10,351	9,152	6,382	4,375	4,375	5,788
Pipeline demand fees	21,676	50,638	27,640	11,942	10,481	38,192
Sub-total ES	$104,456	$63,887	$34,022	$16,317	$14,856	$43,980
NJNG:
Natural gas purchases	$16,591	$—	$—	$—	$—	$—
Storage demand fees	32,589	35,494	16,288	5,982	2,457	—
Pipeline demand fees	158,134	204,182	130,791	115,558	112,524	746,474
Sub-total NJNG	$207,314	$239,676	$147,079	$121,540	$114,981	$746,474
Total	$311,770	$303,563	$181,101	$137,857	$129,837	$790,454

Certain pipeline demand fees totaling approximately $4.0M per year, for which ES is the responsible party, are being paid for by the counterparty to a capacity release transaction, which began in November 2021, for a period of 10 years.

Guarantees

As of December 31, 2025, there were NJR guarantees covering approximately $140.8M of ES’s natural gas purchases and demand fee commitments not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

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

NJNG periodically, and at least annually, performs an environmental review of former MGP sites located in Atlantic Highlands, Berkeley, Long Branch, Manchester, Toms River, Freehold and Aberdeen, New Jersey, including a review of potential liability for investigation and remedial action. NJNG estimated at the time of the most recent review that total future expenditures at the former MGP sites for which it is responsible, including potential liabilities for natural resource damages that might be brought by the NJDEP for alleged injury to groundwater or other natural resources concerning these sites, will range from approximately $144.3M to $200.2M. NJNG’s estimate of these liabilities is based upon known facts, existing technology and enacted laws and regulations in place when the review was completed. Where it is probable that costs will be incurred, and

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of December 31, 2025, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $167.5M on the Unaudited Condensed Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. As of December 31, 2025, approximately $69.9M of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

The accounting policies of the Company, as described in Note 2. Summary of Significant Accounting Policies, are the same as those of the reportable segments. Intercompany transactions are eliminated in consolidation.

The CODM, the Chief Executive Officer of the Company, uses net income and NFE, as well as various other financial and operational metrics as measures of profitability. Net income is the measure of segment profit or loss that most closely aligns with GAAP. Performance is evaluated based upon profitability and budget and/or forecast-to-actual variances when making decisions about the allocation of resources and capital to segment operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information related to the Company's various reportable segments during the three months ended December 31, 2025 and 2024, is detailed below:

(Thousands)	NJNG	CEV	ES	S&T	Total
2025
Operating revenues attributable to reportable segments	$409,901	$31,760	$119,107	$28,080	$588,848
Intercompany revenue	237	—	—	—	237
Reconciliation to consolidated revenue
Corporate and other (1)					15,769
Total operating revenues					$604,854

Natural gas purchases	170,724	—	85,774	374	256,872
Operation and maintenance	48,988	9,340	3,185	10,466	71,979
Regulatory rider expenses	33,154	—	—	—	33,154
Depreciation and amortization	36,960	7,032	41	5,265	49,298
Interest income (2)	725	31	39	2,109	2,904
Other segment income (expense) (3)	5,323	5,275	170	(122)	10,646
Interest expense, net of capitalized interest	19,299	8,366	3,418	5,566	36,649
Income tax provision	23,232	2,738	6,301	2,273	34,544
Equity in earnings of affiliates	—	—	—	1,240	1,240
Net income attributable to reportable segments	$83,829	$9,590	$20,597	$7,363	$121,379
Reconciliation to consolidated net income
Corporate and other (1)					1,111
Total net income					$122,490
2024
Operating revenues attributable to reportable segments	$333,428	$26,406	$86,308	$26,586	$472,728
Intercompany revenue	337	—	—	42	379
Reconciliation to consolidated revenue
Corporate and other (1)					15,254
Total operating revenues					$488,361

Natural gas purchases	130,005	—	67,868	280	198,153
Operation and maintenance	52,094	10,566	1,865	10,083	74,608
Regulatory rider expenses	22,476	—	—	—	22,476
Depreciation and amortization	32,084	6,425	47	6,496	45,052
Gain on sale of assets	—	(54,859)	—	—	(54,859)
Interest income (2)	637	—	34	2,456	3,127
Other segment income (expense) (3)	4,880	4,371	350	(64)	9,537
Interest expense, net of capitalized interest	17,454	6,374	3,885	5,969	33,682
Income tax provision	18,261	14,141	2,769	1,489	36,660
Equity in earnings of affiliates	—	—	—	961	961
Net income attributable to reportable segments	$66,908	48,130	10,258	5,664	$130,960
Reconciliation to consolidated net income
Corporate and other (1)					359
Total net income					$131,319
(1)Corporate and other includes HSO and intercompany eliminations.
(2)Interest income is included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.
(3)Includes other income, net less interest income on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's capital expenditures for the various reportable segments are detailed below:

(Thousands)	NJNG	CEV	ES	S&T	Total
Capital expenditures during the three months ended:
December 31, 2025	$106,918	59,701	—	12,445	$179,064
December 31, 2024	$109,904	33,476	—	8,201	$151,581

The Company's assets for the various reportable segments are detailed below:

(Thousands)	NJNG	CEV	ES	S&T	Total
Segment assets as of December 31, 2025	$5,428,674	1,324,384	152,555	1,044,817	$7,950,430
Corporate and other (1)					$(44,219)
Total assets					$7,906,211
Segment assets as of September 30, 2025	$5,198,116	1,308,969	98,429	1,033,439	$7,638,953
Corporate and other (1)					$(60,178)
Total assets					$7,578,775
(1)Corporate and other includes HSO and intercompany eliminations.

15. RELATED PARTY TRANSACTIONS

In April 2020, NJNG entered into a five-year agreement for 3 Bcf of firm storage capacity with Steckman Ridge, which expired in March 2025. In March 2025, NJNG entered into a two-year agreement for 3 Bcf of firm storage capacity with Steckman Ridge, which expires on March 31, 2027. Under the terms of the new agreement, NJNG incurs demand fees, at market rates, of approximately $6.5M annually, a portion of which is eliminated in consolidation. These fees are recoverable through NJNG’s BGSS mechanism and are included as a component of regulatory assets.

ES may periodically enter into storage or park and loan agreements with Steckman Ridge. As of December 31, 2025, ES entered into transactions with Steckman Ridge for varying terms, all of which expire by March 31, 2027.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended
	December 31,
(Thousands)	2025	2024
NJNG	$1,083	$1,524
ES	194	194
Total	$1,277	$1,718

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	December 31, 2025	September 30, 2025
NJNG	$540	$540
ES	100	101
Total	$640	$641

NJNG entered into two transportation agreements with Adelphia, each for committed capacity of 130,000 Dths per day. The first is for five years in Zone South with an expiration date of August 8, 2027, and the second is for 15 years in Zone North with an expiration date of October 31, 2038.

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

16. DISPOSITIONS

In November 2024, CEV completed the sale of its residential solar portfolio to a third party, which primarily included residential solar energy projects and host customer contracts, for a purchase price of $132.5M. The transaction also included a post-closing working capital adjustment and was subject to a transition services agreement.

CEV had certain residential solar energy projects under contract and in various stages of development that were transferred to the buyer once the assets became operational. The transfer of these projects commenced in January 2025 and continued throughout fiscal 2025. As of September 30, 2025, CEV received approximately $4.7M related to the transfer of these assets. There were no projects transferred during the three months ended December 31, 2025.

During the three months ended December 31, 2024, the Company recognized a pre-tax gain on sale of assets of approximately $54.9M on the Unaudited Condensed Consolidated Statements of Operations. There was no activity during the three months ended December 31, 2025.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Critical Accounting Estimates

A summary of our critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended September 30, 2025. Our critical accounting policies have not changed from those reported in the 2025 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Refer to Note 2. Summary of Significant Accounting Policies for discussion of recently issued accounting standards.

Management's Overview

Consolidated

NJR is a diversified energy services holding company providing retail natural gas service in New Jersey and wholesale natural gas and related energy services to customers in the U.S. In addition, we invest in clean energy projects, storage and transportation assets and provide various repair, sales and installation services. A more detailed description of our organizational structure can be found in Item 1. Business of our 2025 Annual Report on Form 10-K.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Net income by reportable segment and other business operations, which are discussed in more detail within the operating results sections of each reportable segment and other business operations, are as follows:

	Three Months Ended
	December 31,
(Thousands)	2025		2024
Net income
NJNG	$83,829	68%	$66,908	51%
CEV	9,590	8	48,130	37
ES	20,597	17	10,258	8
S&T	7,363	6	5,664	4
HSO	479	—	615	—
Eliminations (1)	632	1	(256)	—
Total	$122,490	100%	$131,319	100%
(1)    Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated net income decreased approximately $8.8M during the three months ended December 31, 2025, compared with the three months ended December 31, 2024, due primarily to the following factors:
•$38.5M decrease at CEV due to the gain on sale of the residential solar portfolio in the prior period; partially offset by
•$16.9M increase at NJNG due to an increase in base rates; and
•$10.3M increase at ES related to market volatility due to the colder weather.

The primary drivers of the changes noted above are described in more detail in the individual reportable segment and other business operations discussions.

Assets by reportable segment and operations are as follows:

(Thousands)	December 31, 2025		September 30, 2025
Assets
NJNG	$5,428,674	69%	$5,198,116	69%
CEV	1,324,384	17	1,308,969	17
ES	152,555	2	98,429	—
S&T	1,044,817	13	1,033,439	14
HSO	189,276	2	196,198	3
Intercompany assets (1)	(233,495)	(3)	(256,376)	(3)
Total	$7,906,211	100%	$7,578,775	100%
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated assets increased approximately $327.4M as of December 31, 2025, compared with September 30, 2025, due primarily to the following factors:
•$278.5M increase in customer receivables at NJNG and ES due to seasonality;
•$72.2M increase in utility plant expenditures, net at NJNG; and
•$69.9M increase in nonutility plant and equipment, net at CEV due primarily to additional capital expenditures for commercial solar projects; partially offset by
•$34.0M decrease in prepaid taxes at NJNG and HSO; and
•$24.7M decrease in gas in storage at NJNG.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended
	December 31,
(Thousands, except per share data)	2025	2024
Net income	$122,490	$131,319
Add:
Unrealized loss on derivative instruments and related transactions	2,996	6,368
Tax effect	(712)	(1,513)
Effects of economic hedging related to natural gas inventory (1)	(8,567)	(9,527)
Tax effect	2,036	2,264
NFE tax adjustment	(70)	(17)
Net financial earnings	$118,173	$128,894
Basic earnings per share	$1.22	$1.32
Add:
Unrealized loss on derivative instruments and related transactions	0.03	0.06
Tax effect	(0.01)	(0.01)
Effects of economic hedging related to natural gas inventory (1)	(0.09)	(0.10)
Tax effect	0.02	0.02
Basic net financial earnings per share	$1.17	$1.29
(1)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

NFE by reportable segment and other business operations, which are discussed in more detail within the operating results sections of each reportable segment and other business operations, is summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2025		2024
Net financial earnings
NJNG	$83,829	71%	$66,908	52%
CEV	9,590	8	48,130	37
ES	16,280	14	7,833	7
S&T	7,363	6	5,664	4
HSO	479	—	615	—
Eliminations (1)	632	1	(256)	—
Total	$118,173	100%	$128,894	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated NFE decreased approximately $10.7M during the three months ended December 31, 2025, compared with the three months ended December 31, 2024, due primarily to the following factors:
•$38.5M decrease at CEV, as previously discussed; partially offset by
•$16.9M increase at NJNG, as previously discussed; and
•$8.4M increase at ES, as previously discussed.

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

Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant expenditures associated with customer growth and its associated pipeline integrity management and infrastructure programs. Below is a summary of NJNG’s capital expenditures, including accruals, for the three months ended December 31, 2025, and estimates of expected investments for fiscal 2026 and 2027:

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

In July 2025, NJNG submitted a filing with the BPU to extend the IIP through June 30, 2026.

On December 17, 2025, the BPU approved NJNG's final IIP filing, which requested a rate increase for capital expenditures of approximately $33.1M through October 31, 2025, resulting in a revenue increase of approximately $3.3M, effective January 1, 2026. In conjunction with this filing, NJNG notified the BPU that it was withdrawing its July 2025 request to extend the program. Any recovery of future infrastructure investments will be requested through a NJNG base rate case.

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

NJNG's total customers include the following:

	December 31, 2025	December 31, 2024
Firm customers
Residential	537,850	530,760
Commercial, industrial & other	33,279	33,149
Residential transport	13,391	14,102
Commercial transport	7,877	7,966
Total firm customers	592,397	585,977
Other	58	115
Total customers	592,455	586,092

NJNG expects new customer additions during the three months ended December 31, 2025, and those customers who added additional natural gas services to their premises, to contribute approximately $2.2M of incremental Utility Gross Margin on an annualized basis.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
In October 2024, the BPU approved a new SAVEGREEN program effective from January 1, 2025 to June 30, 2027, consisting of $205.0M of direct investment, $160.5M in financing options and $20.1M in O&M. Recoveries include a weighted average cost of capital that ranges from 6.9% to 7.08%, with a return on equity of 9.6%.

In December 2024, the BPU approved NJNG's annual SAVEGREEN filing for the recovery of costs, which increased annual recoveries by approximately $3.1M, effective January 1, 2025.

On December 17, 2025, the BPU approved NJNG's annual SAVEGREEN filing for the recovery of costs, which will increase annual recoveries by approximately $13.3M, effective January 1, 2026.

The following table summarizes loans, grants, rebates and related investments through:

(Thousands)	December 31, 2025	September 30, 2025	(1)
Loans	$265,900	$257,800
Grants, rebates and related investments	274,100	255,500
Total	$540,000	$513,300
(1)Amounts have been updated to correct the prior year presentation.

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
NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended
	December 31,
(Thousands)	2025	2024
Weather (1)	$(12,468)	$8,750
Usage	2,611	(75)
Total	$(9,857)	$8,675
(1)Compared with the 20-year average, weather was 9.7% colder-than-normal during the three months ended December 31, 2025, and 8.1% warmer-than-normal during the three months ended December 31, 2024.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
On October 31, 2025, NJNG notified the BPU that it intended to self-implement an increase to its BGSS rate, effective December 1, 2025 through September 30, 2026, which will result in an increase of approximately $38.1M in revenues related to BGSS.

On December 17, 2025, the BPU approved, on a provisional basis, NJNG's annual BGSS/CIP filing, which included an increase of approximately $6.1M related to its balancing charge and a decrease of approximately $26.2M to CIP rates, effective January 1, 2026. The balancing charge rate includes the cost of balancing natural gas deliveries with customer usage for sales and transportation customers, and balancing charge revenues are credited to BGSS.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of Utility Gross Margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply and transportation and storage assets. Depending on the program, NJNG shares 80% or 85% of Utility Gross Margin generated by these programs with firm customers. Utility Gross Margin from incentive programs was approximately $5.6M and $3.2M during the three months ended December 31, 2025 and 2024, respectively.

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
(1) Data sourced from Standard & Poor's Financial Services, LLC Global Platts.

The maximum price per MMBtu was $11.83 and $8.64 and the minimum price was $1.42 and $1.05 for the three months ended December 31, 2025 and 2024, respectively. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Operating Results and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Societal Benefits Charge

NJNG’s qualifying customers are eligible for the USF program, which is administered by the New Jersey Department of Community Affairs, to help make energy bills more affordable.

In April 2025, the BPU approved NJNG's annual SBC filing of RAC expenditures through June 30, 2024, which included an increase to the RAC annual recoveries of approximately $2.4M and an increase to the NJCEP annual recoveries of approximately $1.6M, effective May 1, 2025.

In September 2025, the BPU approved NJNG's annual USF filing, which resulted in a decrease to annual recoveries of approximately $1.0M, effective October 1, 2025.

In September 2025, NJNG submitted its annual SBC filing to the BPU requesting approval of RAC expenditures through June 2025, which included a decrease to the RAC annual recoveries of approximately $0.9M and a decrease to the NJCEP annual recoveries of approximately $5.0M, which would be effective April 1, 2026.

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs periodically, and at least annually, and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of approximately $167.5M as of December 31, 2025, an increase of approximately $0.5M compared with September 30, 2025. See Note 13. Commitments and Contingent Liabilities for a more detailed description of MGP expenditures.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 4. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating Results

NJNG's operating results are as follows:

	Three Months Ended
	December 31,
(Thousands)	2025	2024
Operating revenues (1)	$410,138	$333,765
Operating expenses
Natural gas purchases (2)(3)	170,724	130,005
Operation and maintenance	48,988	52,094
Regulatory rider expense (4)	33,154	22,476
Depreciation and amortization	36,960	32,084
Total operating expenses	289,826	236,659
Operating income	120,312	97,106
Other income, net	6,048	5,517
Interest expense, net of capitalized interest	19,299	17,454
Income tax provision	23,232	18,261
Net income	$83,829	$66,908
(1)Includes nonutility revenue of approximately $0.2M and $0.3M for the three months ended December 31, 2025 and 2024, respectively, for lease agreements with various NJR subsidiaries leasing office space from NJNG at the Company’s headquarters, which are eliminated in consolidation.
(2)Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.
(3)Includes related party transactions of approximately $1.6M and $2.3M during the three months ended December 31, 2025 and 2024, respectively, a portion of which is eliminated in consolidation.
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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Revenues and Natural Gas Purchases

Operating revenues increased 22.9% and natural gas purchases increased 31.3% during the three months ended December 31, 2025, compared with the three months ended December 31, 2024.

The factors contributing to the increases and decreases in operating revenues and natural gas purchases are as follows:

	Three Months Ended
	December 31,
	2025 v. 2024
(Thousands)	Operating revenues	Natural gas purchases
Firm sales	$38,538	$15,181
BGSS incentives	18,928	16,588
Base rate impact	17,890	—
Average BGSS rates	8,839	8,839
CIP adjustments	(18,532)	—
Riders and other (1)	10,710	111
Total increase	$76,373	$40,719
(1)Riders and other includes changes in rider rates, including those related to SAVEGREEN, NJCEP and other programs, which is offset in regulatory rider expense.

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

Utility Gross Margin

A reconciliation of gross margin, the closest GAAP financial measure to NJNG's Utility Gross Margin, is as follows:

	Three Months Ended
	December 31,
(Thousands)	2025	2024
Operating revenues	$410,138	$333,765
Less:
Natural gas purchases	170,724	130,005
Operation and maintenance (1)	25,336	26,009
Regulatory rider expense	33,154	22,476
Depreciation and amortization	36,960	32,084
Gross margin	143,964	123,191
Add:
Operation and maintenance (1)	25,336	26,009
Depreciation and amortization	36,960	32,084
Utility Gross Margin	$206,260	$181,284
(1)Excludes SG&A of approximately $23.7M and $26.1M for the three months ended December 31, 2025 and 2024, respectively.

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

The following provides more information on the components of Utility Gross Margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended
	December 31,
	2025		2024
($ in thousands)	Margin	Bcf	Margin	Bcf
Utility Gross Margin/Throughput
Residential	$145,098	16.5	$130,018	14.1
Commercial, industrial and other	27,192	3.0	23,869	2.6
Firm transportation	27,365	3.9	23,176	3.4
Total utility firm gross margin/throughput	199,655	23.4	177,063	20.1
BGSS incentive programs	5,587	24.7	3,247	14.4
Interruptible/off-tariff agreements	1,018	8.3	974	7.1
Total Utility Gross Margin/Throughput	$206,260	56.4	$181,284	41.6

Utility Firm Gross Margin

Utility firm gross margin increased approximately $22.6M during the three months ended December 31, 2025, compared with the three months ended December 31, 2024, due primarily to an increase in base rates, effective November 21, 2024.

BGSS Incentive Programs

The factors contributing to the change in Utility Gross Margin generated by BGSS incentive programs are as follows:

Three Months Ended
December 31,
(Thousands)	2025 v. 2024
Off-system sales	$1,687
Capacity release	716
Storage	(63)
Total increase	$2,340

BGSS incentive programs increased during the three months ended December 31, 2025, compared with the three months ended December 31, 2024, due primarily to higher margins from off-system sales and capacity release related to market volatility due to colder weather.

Net Income

Net income increased approximately $16.9M during the three months ended December 31, 2025, compared with the three months ended December 31, 2024, due primarily to the following factors:
•$25.0M increase in Utility Gross Margin, as previously discussed; partially offset by
•$5.0M increase in income tax expense related to higher operating income; and
•$4.9M increase in depreciation expense as a result of additional utility plant being placed into service.

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

Capital expenditures related to clean energy projects are subject to change due to a variety of factors that may affect our ability to commence operations at these projects on a timely basis or at all, including logistics associated with the start-up of commercial solar projects, changes to U.S. trade policy and the impact tariffs and other costs and assessments may have on equipment used to construct, generate, and deliver clean energy, such as timing of construction schedules, the permitting and regulatory process, any delays related to electric grid interconnection. Other factors include economic trends, changes in law, governmental policies, or incentives that support clean energy projects, unforeseen events and the ability to access capital or allocation of capital to other investments or business opportunities. CEV is also subject to various risks, which may include our ability to identify and develop commercial solar asset investments, impacts to our supply chain and our ability to source materials for construction.

The primary contributors toward the value of qualifying clean energy projects are tax incentives, RECs and electricity sales. Changes in the laws and regulations related to the ITC and/or relevant state legislation and regulatory policies affecting the market for solar renewable energy credits could significantly affect future results.

In July 2025, OBBBA was signed into law, which modifies several pre-existing provisions of the Inflation Reduction Act and other laws, including the phase-out of certain clean energy tax credits. In order to be eligible for ITCs, solar facilities must be placed in service by December 31, 2027, unless construction begins before July 4, 2026, and must satisfy the prohibited foreign entity material assistance requirements, unless construction begins before December 31, 2025.

In July 2025, the President of the U.S. issued a federal executive order directing the Secretary of the Treasury to provide revised guidance on determining the beginning of construction for renewable energy projects for purposes of claiming ITCs. In August 2025, the IRS released further guidance to clarify the beginning of construction for renewable energy projects deemed to have started construction on or after September 2, 2025.

CEV continues to assess the impacts of OBBBA, the above mentioned executive order and revised IRS guidance on the determination of the beginning of construction. While there have been no material impacts to the Company’s financial position or results of operations as of December 31, 2025, resulting from the change in law and revised IRS guidance, these changes may impact our ability to identify, develop and source materials to construct future projects in a way that meets the new requirements established for the ITC framework.

CEV placed two commercial solar projects in service totaling 9.7 MWs during the three months ended December 31, 2025, with related expenditures of approximately $20.9M. CEV placed two commercial solar projects in service totaling 10.5 MWs during the three months ended December 31, 2024, with related expenditures of approximately $20.4M. CEV has approximately 489 MW of commercial solar capacity in service.

CEV may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to seven years. The Company will continue to operate the solar assets and is responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. ITCs and other tax attributes associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first five years of in-service life, CEV recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. During the three months ended December 31, 2025 and 2024, CEV received proceeds of approximately $23.2M and $12.6M, respectively, in connection with the sale leaseback of commercial solar assets.

CEV operated a residential solar portfolio, which provided qualifying homeowners with the opportunity to have a solar system installed at their home in exchange for monthly lease payments and with no installation or maintenance expenses. In November 2024, CEV completed the sale of its residential solar portfolio, and related assets and liabilities to a third party for a purchase price of $132.5M. See Note 16. Dispositions for more details.

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

REC activity for the three months ended, consisted of the following:

	Beginning inventory balance	RECs		Ending inventory balance	Average
		Generated	Delivered		Sale Price
December 31, 2025
SRECs	155,129	72,373	(115,520)	111,982	$194
TRECs (1)	28,671	21,487	(19,521)	30,637	$148
SREC IIs (1)	9,572	5,409	(3,369)	11,612	$95
December 31, 2024
SRECs	126,928	88,707	(85,693)	129,942	$206
TRECs (1)	11,237	17,444	(22,254)	6,427	$142
SREC IIs (1)	5,022	4,404	(6,682)	2,744	$89
(1)TREC and SREC II inventory balances are due primarily to the timing of generation and when RECs are delivered to the state administrator.

CEV hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory of SRECs related to CEV's in-service solar assets at December 31, 2025:

Energy Year (1)	Percent of SRECs Hedged
2026	94%
2027	85%
2028	79%
2029	32%
2030	33%
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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

CEV’s financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2025	2024
Operating revenues	$31,760	$26,406
Operating expenses
Operation and maintenance	9,340	10,566
Depreciation and amortization	7,032	6,425
Gain on sale of assets	—	(54,859)
Total operating expenses	16,372	(37,868)
Operating income	15,388	64,274
Other income, net	5,306	4,371
Interest expense, net of capitalized interest	8,366	6,374
Income tax provision	2,738	14,141
Net income	$9,590	$48,130

Net income decreased approximately $38.5M during the three months ended December 31, 2025, compared with the three months ended December 31, 2024, due primarily to the following factors:
•$54.9M decrease due to the gain on the sale of the residential solar portfolio in the prior period; partially offset by
•$11.4M decrease in income tax expense related to lower operating income.

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

ES has a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The AMAs include a series of temporary and permanent releases, and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed-upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. ES recognized approximately $4.9M of operating revenue related to the AMAs on the Unaudited Condensed Consolidated Statements of Operations during both three months ended December 31, 2025 and 2024. Amounts received in excess of revenue recognized totaling approximately $66.2M and $36.8M are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2025 and September 30, 2025, respectively.

Operating Results

ES’s financial results are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2025	2024
Operating revenues	$119,107	$86,308
Operating expenses
Natural gas purchases (including demand charges (1)(2))	85,774	67,868
Operation and maintenance	3,185	1,865
Depreciation and amortization	41	47
Total operating expenses	89,000	69,780
Operating income	30,107	16,528
Other income, net	209	384
Interest expense, net	3,418	3,885
Income tax provision	6,301	2,769
Net income	$20,597	$10,258
(1)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to 10 years.
(2)Includes related party transactions of approximately $0.3M during both the three months ended December 31, 2025 and 2024, a portion of which is eliminated in consolidation.

ES's portfolio of financial derivative instruments is composed of:

	Three Months Ended
	December 31,
(in Bcf)	2025	2024
Net short futures and swaps contracts	0.3	7.7

During the three months ended December 31, 2025 and 2024, the net short position resulted in unrealized gains (losses) of approximately $6.1M and $(0.5)M, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating revenues increased approximately $32.8M during the three months ended December 31, 2025, compared with the three months ended December 31, 2024, due primarily to a 38% increase in natural gas prices. Natural gas purchases increased approximately $17.9M during the three months ended December 31, 2025, compared with the three months ended December 31, 2024, due primarily to a 28% increase in natural gas purchase prices.

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

Net income increased approximately $10.3M during the three months ended December 31, 2025, compared with the three months ended December 31, 2024, due primarily to the colder weather in December, which led to increased natural gas price volatility and favorable pricing spreads that resulted in additional earnings.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Financial Margin

A reconciliation of gross margin, the closest GAAP financial measure, to ES's Financial Margin is as follows:

	Three Months Ended
	December 31,
(Thousands)	2025	2024
Operating revenues	$119,107	$86,308
Less:
Natural gas purchases	85,774	67,868
Operation and maintenance (1)	2,916	1,597
Depreciation and amortization	41	47
Gross margin	30,376	16,796
Add:
Operation and maintenance (1)	2,916	1,597
Depreciation and amortization	41	47
Unrealized loss on derivative instruments and related transactions	2,996	6,368
Effects of economic hedging related to natural gas inventory (2)	(8,567)	(9,527)
Financial Margin	$27,762	$15,281
(1)Excludes SG&A of approximately $0.3M during both the three months ended December 31, 2025 and 2024.
(2)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

Financial Margin increased approximately $12.5M during the three months ended December 31, 2025, compared with the three months ended December 31, 2024, due primarily to the colder weather in December, as previously discussed.

Net Financial Earnings

A reconciliation of ES's net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended
	December 31,
(Thousands)	2025	2024
Net income	$20,597	$10,258
Add:
Unrealized loss on derivative instruments and related transactions	2,996	6,368
Tax effect	(712)	(1,513)
Effects of economic hedging related to natural gas inventory	(8,567)	(9,527)
Tax effect	2,036	2,264
Net income to NFE tax adjustment	(70)	(17)
Net financial earnings	$16,280	$7,833

NFE increased approximately $8.4M during the three months ended December 31, 2025, compared with the three months ended December 31, 2024, due primarily to higher Financial Margin, as previously discussed.

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

S&T is comprised of Leaf River, a 32.2M Dths salt dome natural gas storage facility that operates under market-based rates, and Adelphia, a FERC-regulated interstate pipeline in southeastern Pennsylvania that operates under cost-of-service rates but can enter into negotiated rates with counterparties.

In September 2024, Adelphia filed a Section 4 rate case with the FERC seeking approval to revise its transportation cost-of-service rates to reflect investments made in its pipeline system. In June 2025, Adelphia reached a settlement in principle with customers participating in the rate case. In August 2025, Adelphia and the rate case participants filed an offer of settlement with the FERC, which was approved on November 4, 2025, the results of which are considered immaterial to the Company’s Unaudited Condensed Consolidated Financial Statements.

S&T has a 50% ownership interest in Steckman Ridge, a storage facility located in western Pennsylvania that operates under market-based rates. As of December 31, 2025, our investment in Steckman Ridge was $101.6M.

Operating Results

The financial results of S&T are summarized as follows:

	Three Months Ended
	December 31,
(Thousands)	2025	2024
Operating revenues (1)	$28,080	$26,628
Operating expenses
Natural gas purchases	374	280
Operation and maintenance	10,466	10,083
Depreciation and amortization	5,265	6,496
Total operating expenses	16,105	16,859
Operating income	11,975	9,769
Other income, net	1,987	2,392
Interest expense, net	5,566	5,969
Income tax provision	2,273	1,489
Equity in earnings of affiliates	1,240	961
Net income	$7,363	$5,664
(1)Includes related party transactions that were immaterial during the three months ended December 31, 2025 and 2024.

Net income increased approximately $1.7M during the three months ended December 31, 2025, compared with the three months ended December 31, 2024, due primarily to higher operating income at Adelphia due to the impact of its recent rate case settlement, as previously discussed.

Non-GAAP Financial Measures

Management uses Adjusted EBITDA, a non-GAAP financial measure, when evaluating the operating results of S&T. Adjusted EBITDA is net income before interest, income taxes, depreciation and amortization, corporate overhead and other income, net. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Adjusted EBITDA

A reconciliation of S&T's net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA is as follows:

	Three Months Ended
	December 31,
(Thousands)	2025	2024
Net income	$7,363	$5,664
Add:
Interest expense, net of capitalized interest	5,566	5,969
Income tax provision	2,273	1,489
Depreciation and amortization	5,265	6,496
Corporate overhead	2,135	1,961
Less:
Other income, net (1)	1,987	2,392
Adjusted EBITDA	$20,615	$19,187
(1)Consists primarily of interest income.

Adjusted EBITDA increased approximately $1.4M during the three months ended December 31, 2025, compared with the three months ended December 31, 2024, due primarily to higher net income, as previously discussed.

Home Services and Other

The financial results of HSO consist primarily of the operating results of NJRHS. NJRHS provides service, sales and installation of appliances to service contract customers and has been focused on growing its installation business and expanding its service contract customer base. HSO also includes organizational expenses incurred at NJR. Net income was $0.5M and $0.6M for the three months ended December 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each reportable segment and other business operations and provides adequate financial flexibility for accessing capital markets as required. Our consolidated capital structure was as follows:

	December 31, 2025	September 30, 2025
Common stock equity	39%	40%
Long-term debt	52	54
Short-term debt	9	6
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $3.8M of equity through the DRP during both the three months ended December 31, 2025 and 2024.

During the three months ended December 31, 2024, we raised approximately $19.9M of equity by issuing approximately 418,000 shares through the waiver discount feature of the DRP. We did not issue shares through the waiver discount feature of the DRP during the three months ended December 31, 2025.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5M shares of common stock for repurchase. Since inception, we repurchased a total of approximately 17.8M of those shares and may repurchase an additional 1.7M shares under the approved program. There were no shares repurchased during the three months ended December 31, 2025 and 2024.

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

We believe that as of December 31, 2025, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of December 31, 2025, NJR had a revolving credit facility totaling $575M, with approximately $324.8M available under the facility.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250M NJNG Credit Facility. As of December 31, 2025, there was $109.0M available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program, as applicable, and the issuance of letters of credit. Short-term borrowings were as follows:

Three Months Ended
(Thousands)	December 31, 2025
NJR
Notes Payable to banks:
Balance at end of period	$228,700
Weighted average interest rate at end of period	4.99%
Average balance for the period	$209,521
Weighted average interest rate for average balance	5.22%
Month end maximum for the period	$228,700
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$140,300
Weighted average interest rate at end of period	3.93%
Average balance for the period	$100,691
Weighted average interest rate for average balance	4.11%
Month end maximum for the period	$151,200

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

As of December 31, 2025, NJR had 25 letters of credit outstanding totaling approximately $21.5M, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during the three months ended December 31, 2025, NJR’s average interest rate was 5.22%, resulting in interest expense of approximately $2.8M. Based on average borrowings of $209.5M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $0.5M during the three months ended December 31, 2025.

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

As of December 31, 2025, NJNG had two letters of credit outstanding for $0.7M, which reduced the amount available under the NJNG Credit Facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during the three months ended December 31, 2025, NJNG’s average interest rate was 4.11%, resulting in interest expense of $1.0M. Based on average borrowings of $100.7M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $0.3M during the three months ended December 31, 2025.

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

Long-Term Debt

NJR

As of December 31, 2025, NJR's long-term debt consisted of approximately $1.1B in fixed-rate unsecured debt issuances, with maturities ranging from 2026 to 2034.

Neither NJNG nor its assets are obligated or pledged to support NJR's long-term debt.

NJNG

As of December 31, 2025, NJNG's long-term debt consisted of approximately $1.8B in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2028 to 2061, and approximately $45.9M in sale leasebacks of natural gas meters with various maturities ranging from 2026 to 2031.

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

Sale Leaseback

NJNG received approximately $15.0M and $11.7M during the three months ended December 31, 2025 and 2024, respectively, in connection with the sale leaseback of its natural gas meters. NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to repurchase the assets sold or renew the lease at the end of the term. As NJNG retains control of the natural gas meters, these arrangements do not qualify as a sale. NJNG uses the financing method to account for the transactions. NJNG continues to evaluate this sale leaseback program based on current market conditions. Natural gas meters are excluded from the lien on NJNG property under the Mortgage Indenture.

CEV enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to seven years. The Company has concluded that these arrangements do not qualify as a sale for accounting purposes, as the Company retains control of the underlying assets, and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. CEV continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the three months ended December 31, 2025 and 2024, CEV received proceeds of approximately $23.2M and $12.6M, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

Contractual Obligations and Capital Expenditures

As of December 31, 2025, the Company had 27 outstanding letters of credit totaling approximately $22.2M, as previously mentioned and there were NJR guarantees covering approximately $140.8M of natural gas purchases and ES demand fee commitments, not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJNG's total capital expenditures spent or accrued during the three months ended December 31, 2025, were approximately $106.4M. During fiscal 2026, total capital expenditures are projected to be between $430M and $480M. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of December 31, 2025, NJNG's future MGP expenditures are estimated to be approximately $167.5M. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

During the three months ended December 31, 2025, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were approximately $42.5M. CEV's expenditures include clean energy projects that support our

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
goal to promote renewable energy. Accordingly, CEV enters into agreements to install solar equipment for commercial projects. We estimate solar-related capital expenditures during fiscal 2026 to be between $210M and $290M.

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

During the three months ended December 31, 2025, S&T had capital expenditures spent or accrued for Adelphia totaling approximately $1.0M and capital expenditures spent or accrued for Leaf River totaling approximately $13.3M. During fiscal 2026, we expect expenditures related to Adelphia to be between $5M and $10M and expenditures related to Leaf River to be between $40M and $50M.

ES does not currently anticipate any significant capital expenditures during fiscal 2026 and 2027.

Cash Flows

Operating Activities

Cash flows from (used in) operating activities during the three months ended December 31, 2025, totaled approximately $26.7M, compared with approximately $(9.0)M during the three months ended December 31, 2024. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

Cash flows from (used in) operating activities increased approximately $35.7M during the three months ended December 31, 2025, compared with the three months ended December 31, 2024, due primarily to higher base rates.

Investing Activities

Cash flows used in investing activities increased approximately $160.3M during the three months ended December 31, 2025, compared with the three months ended December 31, 2024, due primarily to the receipt of proceeds resulting from CEV's sale of the residential solar portfolio in the prior period, along with increased solar asset expenditures.

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

Cash flows from financing activities increased approximately $125.6M during the three months ended December 31, 2025, compared with the three months ended December 31, 2024, due primarily to higher proceeds from short-term debt and solar sale leasebacks, partially offset by lower proceeds from the waiver discount feature of the DRP.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Credit Ratings

The table below summarizes NJNG's credit ratings as of December 31, 2025, issued by two rating entities, Moody's and Fitch:

	Moody's	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-2	F-2
Senior Secured	A1	A+
Ratings Outlook	Stable	Stable

The Moody's ratings and outlook were reaffirmed in June 2025. The Fitch ratings and outlook were reaffirmed in April 2025. NJNG's Moody's and Fitch ratings are investment-grade ratings. NJR is not rated by Moody’s or Fitch.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase (Decrease)	Less	Balance
(Thousands)	September 30, 2025	in Fair Market Value	Amounts Settled	December 31, 2025
NJNG	$346	(358)	—	$(12)
ES	7,344	943	2,167	6,120
Total	$7,690	585	2,167	$6,108

There were no changes in methods of valuations during the three months ended December 31, 2025.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following is a summary of fair market value of financial derivatives as of December 31, 2025, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2026	2027	2028 - 2030	After 2030	Total Fair Value
Price based on ICE	$5,734	258	116	—	$6,108

The following is a summary of financial derivatives by type as of December 31, 2025:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	29.0	$3.40 - $4.36	$(12)
ES	Futures	(0.3)	$2.08 - $5.47	6,120
Total				$6,108

The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2025	(Decrease) in Fair Market Value	Amounts Settled	December 31, 2025
NJNG - Prices based on other external data	$28	433	526	$(65)
ES - Prices based on other external data	(4,788)	(1,941)	(169)	(6,560)
Total	$(4,760)	(1,508)	357	$(6,625)

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10% movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $1.0M. This analysis does not include potential changes to reported credit adjustments embedded in the $5.9M reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(481)	$(963)	$(1,444)	$(1,925)
Ending derivative fair value	$5,857	$5,376	$4,894	$4,413	$3,932

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$481	$963	$1,444	$1,925
Ending derivative fair value	$5,857	$6,338	$6,820	$7,301	$7,782

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of December 31, 2025. Gross credit exposure for ES is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for S&T is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
ES's, CEV's and S&T's counterparty credit exposure as of December 31, 2025, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$101,354	$94,735
Noninvestment grade	20,515	4,505
Internally rated investment grade	17,327	15,266
Internally rated noninvestment grade	32,075	12,203
Total	$171,271	$126,709

NJNG's counterparty credit exposure as of December 31, 2025, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$16,254	$11,023
Noninvestment grade	16,915	—
Internally rated investment grade	341	272
Internally rated noninvestment grade	4,120	1,488
Total	$37,630	$12,783

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

Effects of Inflation

Any change in price levels has an effect on operating results due to the capital-intensive and regulated nature of our utility subsidiary. The Company’s operations are sensitive to increases in the rate of inflation because of its operational and capital spending requirements in both its regulated and non-regulated businesses. We attempt to minimize the effects of inflation through cost control, productivity improvements and regulatory actions, when appropriate. See Item 1A. Risk Factors of our 2025 Annual Report on Form 10-K for additional information related to the impact of recent increases in inflation rates.
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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2025, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended December 31, 2025, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 1A. RISK FACTORS

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of our 2025 Annual Report on Form 10-K includes a detailed discussion of our risk factors. Those risks and uncertainties have the potential to materially affect our financial condition and results of operations. There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, of our 2025 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended December 31, 2025:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
10/1/25 - 10/31/25	—	—	—	1,685,053
11/1/25 - 11/30/25	—	—	—	1,685,053
12/1/25 - 12/31/25	—	—	—	1,685,053
Total	—	—	—	1,685,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of December 31, 2025, included 19.5M shares of common stock for repurchase, of which, approximately 1.7M shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

On December 12, 2025, Roberto Bel, our Senior Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense of Rule 10b5-1(c). The Rule 10b5-1 trading arrangement provides for sales of up to 6,105 shares of our common stock beginning on March 16, 2026 until December 31, 2026, or once all of the shares have been sold. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules and regulations.

On December 12, 2025, Richard Reich, our Senior Vice President and General Counsel, adopted a Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense of Rule 10b5-1(c). The Rule 10b5-1 trading arrangement provides for sales of up to 5,449 shares of our common stock beginning on March 19, 2026 until July 31, 2026, or once all of the shares have been sold. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules and regulations.

New Jersey Resources Corporation
Part II
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1+	First Amendment of the Amended and Restated New Jersey Resources Corporation Officers’ Deferred Compensation Plan, dated as of November 4, 2025

10.2+	First Amendment of the Amended and Restated Savings Equalization Plan of New Jersey Resources Corporation, dated as of January 6, 2026

10.3+	First Amendment of the Amended and Restated Pension Equalization Plan of New Jersey Resources Corporation, dated as of January 6, 2026

10.4
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Restricted Stock Units Agreement Fiscal Year 2026 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, as filed on November 6, 2025)

10.5
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement – Total Shareholder Return Fiscal Year 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on November 6, 2025)

10.6
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance Share Units Agreement – NFE Fiscal Year 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, as filed on November 6, 2025)

10.7
New Jersey Resources Corporation 2017 Stock Award and Incentive Plan Performance-Based Restricted Stock Unit Agreement Fiscal Year 2026 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as filed on November 6, 2025).

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended December 31, 2025, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	February 3, 2026
By:/s/ Stephen M. Skrocki
Stephen M. Skrocki
Chief Risk Officer (Principal Accounting Officer)