Form 10-Q
period 2026-03-31
NEW JERSEY RESOURCES CORP
filed 2026-05-05
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of May 1, 2026 was 100,921,573.

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
•the impact to our asset values and resulting higher costs and funding obligations of our pension and postemployment benefit plans as a result of potential downturns in the financial markets, including, but not limited to, inflationary pressures, recessionary pressures, or rising interest rates, and/or reductions in bond yields;
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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2026	2025	2026	2025
OPERATING REVENUES
Utility	$640,922	$618,341	$1,050,823	$951,768
Nonutility	298,479	294,686	493,432	449,620
Total operating revenues	939,401	913,027	1,544,255	1,401,388
OPERATING EXPENSES
Natural gas purchases:
Utility	274,947	272,974	444,051	400,654
Nonutility	140,110	151,617	225,964	219,425
Related parties	1,242	1,666	2,519	3,384
Operation and maintenance	112,496	111,041	199,177	199,673
Regulatory rider expenses	59,450	48,501	92,604	70,977
Depreciation and amortization	50,129	47,967	99,705	93,296
Gain on sale of assets	—	(688)	—	(55,547)
Total operating expenses	638,374	633,078	1,064,020	931,862
OPERATING INCOME	301,027	279,949	480,235	469,526
Other income, net	16,295	17,006	27,655	28,623
Interest expense, net of capitalized interest	34,975	32,527	70,651	66,418
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	282,347	264,428	437,239	431,731
Income tax provision	66,176	61,593	100,401	98,977
Equity in earnings of affiliates	2,741	1,452	4,564	2,852
NET INCOME	$218,912	$204,287	$341,402	$335,606

INCOME PER COMMON SHARE
Basic	$2.17	$2.04	$3.39	$3.35
Diluted	$2.16	$2.02	$3.37	$3.33
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	100,849	100,291	100,775	100,073
Diluted	101,482	100,933	101,388	100,705

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2026	2025	2026	2025
Net income	$218,912	$204,287	$341,402	$335,606
Other comprehensive income, net of tax
Reclassifications of losses to net income on derivatives designated as hedging instruments, net of tax of $(80), $(80), $(159) and $(159), respectively	262	263	526	526
Adjustment to postemployment benefit obligation, net of tax of $2, $58, $3 and $116, respectively	(4)	(196)	(10)	(391)
Other comprehensive income, net of tax	$258	$67	$516	$135
Comprehensive income	$219,170	$204,354	$341,918	$335,741
See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	March 31,
(Thousands)	2026		2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$341,402		$335,606
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	1,711		(20,838)
Gain on sale of assets	—		(55,547)
Depreciation and amortization	99,705		93,296
Allowance for equity used during construction	(6,962)		(3,790)
Allowance for doubtful accounts	2,187		2,894
Non cash lease expense	2,216		2,172
Deferred income taxes	64,942		42,849
Equivalent value of ITCs recognized on equipment financing	(14,373)		(12,315)
Manufactured gas plant remediation costs	(1,880)		(2,592)
Equity in earnings, net of distributions received from equity investees	(1,607)		—
Cost of removal - asset retirement obligations	(1,022)		(863)
Contributions to postemployment benefit plans	(595)		(493)
Changes in:
Components of working capital	24,151		4,601
Other noncurrent assets and liabilities	79,463		29,098
Cash flows from operating activities	589,338		414,078
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(196,437)		(183,099)
Solar equipment	(131,379)		(68,702)
Storage and Transportation and other	(31,378)		(14,334)
Cost of removal	(16,482)		(20,438)
Distribution from equity investees in excess of equity in earnings	—		318
Proceeds from sale of assets	—		134,036
Cash flows used in investing activities	(375,676)		(152,219)
CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from long-term debt	—		100,000
Payments of long-term debt	(12,672)		(113,016)
Payments of short-term debt, net	(45,600)		(129,350)
Proceeds from sale leaseback transactions - solar	49,264		25,725
Proceeds from sale leaseback transactions - natural gas meters	15,016		11,714
Payments of common stock dividends	(95,575)		(89,761)
Proceeds from waiver discount issuance of common stock	—		19,910
Proceeds from issuance of common stock - DRP	7,593		7,606
Tax withholding payments related to net settled stock compensation	(6,895)		(11,608)
Cash flows used in financing activities	(88,869)		(178,780)
Change in cash, cash equivalents and restricted cash	124,793		83,079
Cash, cash equivalents and restricted cash at beginning of period	1,649	[1]	1,612
Cash, cash equivalents and restricted cash at end of period	$126,442		$84,691
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(237,587)		$(212,142)
Inventories	153,439		95,561
Recovery of natural gas costs	81,906		9,690
Natural gas purchases payable	13,214		52,144
Deferred revenue, current	(1,467)		638
Accounts payable and other	(5,490)		(37,264)
Prepaid expenses	(8,603)		(6,719)
Prepaid and accrued taxes	60,288		92,155
Restricted broker margin accounts	(17,715)		28,188
Customers' credit balances and deposits	(8,353)		(15,746)
Other current assets and liabilities	(5,481)		(1,904)
Total	$24,151		$4,601
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$72,983		$64,947
Income taxes	$14,029		$6,721
Accrued capital expenditures	$32,156		$18,907

See Notes to Unaudited Condensed Consolidated Financial Statements

1

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
(Thousands)	March 31, 2026	September 30, 2025
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$4,576,735	$4,434,220
Construction work in progress	449,255	395,943
Nonutility plant and equipment, at cost	1,998,803	1,972,811
Construction work in progress	278,050	151,404
Total property, plant and equipment	7,302,843	6,954,378
Accumulated depreciation and amortization, utility plant	(900,176)	(850,757)
Accumulated depreciation and amortization, nonutility plant and equipment	(318,586)	(293,522)
Property, plant and equipment, net	6,084,081	5,810,099
CURRENT ASSETS
Cash and cash equivalents	125,284	591
Customer accounts receivable
Billed	291,052	109,366
Unbilled revenues	79,011	24,194
Allowance for doubtful accounts	(12,474)	(11,371)
Regulatory assets	31,954	48,898
Natural gas in storage, at average cost	60,534	215,836
Materials and supplies, at average cost	45,283	43,420
Prepaid expenses	19,451	10,848
Prepaid taxes	26,498	67,143
Derivatives, at fair value	9,530	12,514
Restricted broker margin accounts	8,811	8,920
Other current assets	45,350	39,517
Total current assets	730,284	569,876
NONCURRENT ASSETS
Investments in equity method investees	102,778	101,243
Regulatory assets	619,754	672,518
Operating lease assets	188,223	185,596
Derivatives, at fair value	1,721	2,319
Software costs	11,195	11,151
Deferred income taxes	20,860	20,821
Postemployment employee benefit assets	43,037	40,813
Notes receivable	42,500	42,500
Other noncurrent assets	98,822	121,839
Total noncurrent assets	1,128,890	1,198,800
Total assets	$7,943,255	$7,578,775

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CAPITALIZATION AND LIABILITIES

	(Unaudited)
(Thousands, except share data)	March 31, 2026	September 30, 2025
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding shares March 31, 2026 — 100,861,916; September 30, 2025 — 100,478,590	$251,667	$250,705
Premium on common stock	693,465	676,635
Accumulated other comprehensive loss, net of tax	(10,947)	(11,463)
Treasury stock at cost and other; shares March 31, 2026 — 18,922; September 30, 2025 — 17,273	17,366	24,422
Retained earnings	1,697,006	1,451,367
Common stock equity	2,648,557	2,391,666
Long-term debt	3,281,739	3,250,387
Total capitalization	5,930,296	5,642,053
CURRENT LIABILITIES
Current maturities of long-term debt	164,595	158,192
Short-term debt	150,000	195,600
Natural gas purchases payable	75,807	62,593
Natural gas purchases payable to related parties	641	641
Deferred revenue	21,138	22,605
Accounts payable and other	169,989	204,478
Dividends payable	47,908	47,719
Accrued taxes	30,328	11,722
Regulatory liabilities	72,350	12,884
New Jersey Clean Energy Program	6,930	17,171
Derivatives, at fair value	8,117	7,620
Operating lease liabilities	5,168	4,388
Restricted broker margin accounts	1,111	3,949
Customers' credit balances and deposits	22,944	31,297
Total current liabilities	777,026	780,859
NONCURRENT LIABILITIES
Deferred income taxes	490,779	438,411
Deferred investment tax credits	1,739	1,878
Deferred revenue	41,980	17,580
Derivatives, at fair value	5,267	4,283
Manufactured gas plant remediation	166,110	166,990
Postemployment employee benefit liability	110,023	108,830
Regulatory liabilities	168,990	171,177
Operating lease liabilities	163,048	159,131
Asset retirement obligations	77,541	76,507
Other noncurrent liabilities	10,456	11,076
Total noncurrent liabilities	1,235,933	1,155,863
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$7,943,255	$7,578,775

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance as of September 30, 2025	100,479	$250,705	$676,635	$(11,463)	$24,422	$1,451,367	$2,391,666
Net income	—	—	—	—	—	122,490	122,490
Other comprehensive income	—	—	—	258	—	—	258
Common stock issued:
Incentive compensation plan	194	485	8,405	—	—	—	8,890
Dividend reinvestment plan	79	198	3,535	—	—	—	3,733
Cash dividend declared ($.48 per share)	—	—	—	—	—	(47,855)	(47,855)
Treasury stock and other	(2)	—	—	—	(6,847)	—	(6,847)
Balance as of December 31, 2025	100,750	$251,388	$688,575	$(11,205)	$17,575	$1,526,002	$2,472,335
Net income	—	—	—	—	—	218,912	218,912
Other comprehensive income	—	—	—	258	—	—	258
Common stock issued:
Incentive compensation plan	30	75	1,300	—	—	—	1,375
Dividend reinvestment plan	82	204	3,590	—	—	—	3,794
Cash dividend declared ($.48 per share)	—	—	—	—	—	(47,908)	(47,908)
Treasury stock and other	—	—	—	—	(209)	—	(209)
Balance as of March 31, 2026	100,862	$251,667	$693,465	$(10,947)	$17,366	$1,697,006	$2,648,557

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance as of September 30, 2024	99,461	$248,159	$633,811	$(6,521)	$26,220	$1,298,774	$2,200,443
Net income	—	—	—	—	—	131,319	131,319
Other comprehensive income	—	—	—	68	—	—	68
Common stock issued:
Incentive compensation plan	232	581	7,661	—	—	—	8,242
Dividend reinvestment plan	80	199	3,545	—	—	—	3,744
Waiver discount	418	1,045	18,865	—	—	—	19,910
Cash dividend declared ($.45 per share)	—	—	—	—	—	(45,010)	(45,010)
Treasury stock and other	—	—	—	—	(6,032)	—	(6,032)
Balance as of December 31, 2024	100,191	$249,984	$663,882	$(6,453)	$20,188	$1,385,083	$2,312,684
Net income	—	—	—	—	—	204,287	204,287
Other comprehensive income	—	—	—	67	—	—	67
Common stock issued:
Incentive plan	31	76	1,199	—	—	—	1,275
Dividend reinvestment plan	81	205	3,518	—	—	—	3,723
Cash dividend declared ($.45 per share)	—	—	—	—	—	(45,135)	(45,135)
Treasury stock and other	—	—	—	—	1,006	—	1,006
Balance as of March 31, 2025	100,303	$250,265	$668,599	$(6,386)	$21,194	$1,544,235	$2,477,907

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

CEV recognizes revenue when SRECs are transferred to counterparties. SRECs are physically delivered through the transfer of certificates as per contractual settlement schedules. The SREC program closed to all new solar projects in April 2020.

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

ES has a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The AMAs include a series of temporary and permanent releases, and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed-upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. ES recognized operating revenue of approximately $4.9M during both the three months ended March 31, 2026 and 2025, and approximately $9.9M during both the six months ended March 31, 2026 and 2025, related to the AMAs on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue recognized totaling approximately $61.3M and $36.8M are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and September 30, 2025, respectively.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	March 31, 2026	September 30, 2025	March 31, 2025
Balance Sheet
Cash and cash equivalents	$125,284	$591	$83,708
Restricted cash in other noncurrent assets	$1,158	$1,058	$983
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$126,442	$1,649	$84,691

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

Loans and Notes Receivable

NJNG currently provides loans, with terms ranging from five to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Unaudited Condensed Consolidated Balance Sheets. The Company has approximately $25.6M and $21.5M recorded in other current assets and approximately $82.9M and $69.4M in other noncurrent assets as of March 31, 2026 and September 30, 2025, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans.

In August 2025, CEV entered into a seller-based financing arrangement with a third party for the sale of certain solar energy modules totaling $42.5M. Amounts related to the financing are due to CEV no later than December 31, 2027, and are recorded as notes receivable within the Company’s Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and September 30, 2025.

The Company evaluates loans and notes receivable for collectability each reporting period in accordance with the current expected credit loss model. If necessary, an allowance is recorded to reflect potential losses. As of March 31, 2026 and September 30, 2025, the Company has not recorded a reserve for credit losses associated with outstanding loans and notes receivable.

Natural Gas in Storage

The following table summarizes natural gas in storage, at average cost by segment as of:

	March 31, 2026		September 30, 2025
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
NJNG	$42,487	6.8	$184,099	30.8
ES	16,788	5.2	30,686	13.2
S&T	1,259	0.4	1,051	0.3
Total	$60,534	12.4	$215,836	44.3

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

The following tables present the software costs included in the Unaudited Condensed Consolidated Financial Statements:

(Thousands)	March 31, 2026	September 30, 2025
Balance Sheets
Utility plant, at cost	$134,817	$132,868
Construction work in progress	$109,174	$87,274
Nonutility plant and equipment, at cost	$344	$344
Accumulated depreciation and amortization, utility plant	$(31,418)	$(24,906)
Accumulated depreciation and amortization, nonutility plant and equipment	$(85)	$(70)
Software costs	$11,195	$11,151

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Statements of Operations	2026	2025	2026	2025
Operation and maintenance	$323	$1,151	$516	$3,887
Depreciation and amortization	$3,130	$3,128	$6,527	$5,543

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

Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of related tax effects during the three months ended March 31, 2026 and 2025:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance as of December 31, 2025	$(4,899)	$(6,306)		$(11,205)
Other comprehensive income (loss), net of tax
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(80), $2, $(78), respectively	262	(4)	(1)	258
Balance as of March 31, 2026	$(4,637)	$(6,310)		$(10,947)

Balance as of December 31, 2024	$(5,952)	$(501)		$(6,453)
Other comprehensive income (loss), net of tax
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(80), $58 and $(22), respectively	263	(196)	(1)	67
Balance as of March 31, 2025	$(5,689)	$(697)		$(6,386)
(1)Included in the computation of net periodic pension cost, a component of O&M on the Unaudited Condensed Consolidated Statements of Operations.

The following table presents the changes in the components of accumulated other comprehensive loss, net of related tax effects during the six months ended March 31, 2026 and 2025:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance as of September 30, 2025	$(5,163)	$(6,300)		$(11,463)
Other comprehensive income (loss), net of tax
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(159), $3 and $(156), respectively	526	(10)	(1)	516
Balance as of March 31, 2026	$(4,637)	$(6,310)		$(10,947)

Balance as of September 30, 2024	$(6,215)	$(306)		$(6,521)
Other comprehensive income (loss), net of tax
Amounts reclassified from accumulated other comprehensive income (loss) net of tax of $(159), $116 and $(43), respectively	526	(391)	(1)	135
Balance as of March 31, 2025	$(5,689)	$(697)		$(6,386)
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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by product line and by reportable segment and other business operations during the three months ended March 31, 2026 and 2025, are as follows:

(Thousands)	NJNG	CEV		ES	S&T	HSO	Total
2026
Natural gas utility sales (1)	$574,822	—		—	—	—	$574,822
Natural gas services	—	—		13,491	29,434	—	42,925
Service contracts	—	—		—	—	9,528	9,528
Installations and maintenance	—	—		—	—	5,430	5,430
Renewable energy certificates	—	3,380		—	—	—	3,380
Electricity sales	—	5,503		—	—	—	5,503
Eliminations (2)	(238)	—		—	—	—	(238)
Revenues from contracts with customers	574,584	8,883		13,491	29,434	14,958	641,350
Alternative revenue programs (3)	(24,299)	—		—	—	—	(24,299)
Derivative instruments	90,637	1,049	(4)	230,664	—	—	322,350
Revenues out of scope	66,338	1,049		230,664	—	—	298,051
Total operating revenues	$640,922	9,932		244,155	29,434	14,958	$939,401
2025
Natural gas utility sales (1)	$509,451	—		—	—	—	$509,451
Natural gas services	—	—		11,890	25,307	—	37,197
Service contracts	—	—		—	—	9,270	9,270
Installations and maintenance	—	—		—	—	5,848	5,848
Renewable energy certificates	—	2,866		—	—	—	2,866
Electricity sales	—	4,967		—	—	—	4,967
Eliminations (2)	(306)	—		—	1	(95)	(400)
Revenues from contracts with customers	509,145	7,833		11,890	25,308	15,023	569,199
Alternative revenue programs (3)	(20,145)	—		—	—	—	(20,145)
Derivative instruments	129,339	134	(4)	234,500	—	—	363,973
Revenues out of scope	109,194	134		234,500	—	—	343,828
Total operating revenues	$618,339	7,967		246,390	25,308	15,023	$913,027
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by product line and by reportable segment and other business operations during the six months ended March 31, 2026 and 2025, are as follows:

(Thousands)	NJNG	CEV		ES	S&T	HSO	Total
2026
Natural gas utility sales (1)	$949,680	—		—	—	—	$949,680
Natural gas services	—	—		26,331	57,514	—	83,845
Service contracts	—	—		—	—	18,983	18,983
Installations and maintenance	—	—		—	—	11,981	11,981
Renewable energy certificates	—	7,117		—	—	—	7,117
Electricity sales	—	11,118		—	—	—	11,118
Eliminations (2)	(475)	—		—	—	—	(475)
Revenues from contracts with customers	949,205	18,235		26,331	57,514	30,964	1,082,249
Alternative revenue programs (3)	(50,555)	—		—	—	—	(50,555)
Derivative instruments	152,173	23,457	(4)	336,931	—	—	512,561
Revenues out of scope	101,618	23,457		336,931	—	—	462,006
Total operating revenues	$1,050,823	41,692		363,262	57,514	30,964	$1,544,255
2025
Natural gas utility sales (1)	$805,853	—		—	—	—	$805,853
Natural gas services	—	—		23,837	51,935	—	75,772
Service contracts	—	—		—	—	18,502	18,502
Installations and maintenance	—	—		—	—	12,410	12,410
Renewable energy certificates	—	5,762		—	—	—	5,762
Electricity sales	—	10,793		—	—	—	10,793
Eliminations (2)	(643)	—		—	(41)	(256)	(940)
Revenues from contracts with customers	805,210	16,555		23,837	51,894	30,656	928,152
Alternative revenue programs (3)	(25,536)	—		—	—	—	(25,536)
Derivative instruments	172,093	17,818	(4)	308,861	—	—	498,772
Revenues out of scope	146,557	17,818		308,861	—	—	473,236
Total operating revenues	$951,767	34,373		332,698	51,894	30,656	$1,401,388
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by customer type and by reportable segment and other business operations during the three months ended March 31, 2026 and 2025, are as follows:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
2026
Residential	$444,413	—	—	—	14,928	$459,341
Commercial and industrial	84,260	8,883	13,491	29,434	30	136,098
Firm transportation	43,841	—	—	—	—	43,841
Interruptible, off-tariff and other	2,070	—	—	—	—	2,070
Revenues out of scope	66,338	1,049	230,664	—	—	298,051
Total operating revenues	$640,922	9,932	244,155	29,434	14,958	$939,401
2025
Residential	$392,100	—	—	—	14,980	$407,080
Commercial and industrial	73,496	7,833	11,890	25,308	43	118,570
Firm transportation	42,408	—	—	—	—	42,408
Interruptible, off-tariff and other	1,141	—	—	—	—	1,141
Revenues out of scope	109,194	134	234,500	—	—	343,828
Total operating revenues	$618,339	7,967	246,390	25,308	15,023	$913,027

Disaggregated revenues from contracts with customers by customer type and by reportable segment and other business operations during the six months ended March 31, 2026 and 2025, are as follows:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
2026
Residential	$728,514	—	—	—	30,909	$759,423
Commercial and industrial	137,701	18,235	26,331	57,514	55	239,836
Firm transportation	78,518	—	—	—	—	78,518
Interruptible, off-tariff and other	4,472	—	—	—	—	4,472
Revenues out of scope	101,618	23,457	336,931	—	—	462,006
Total operating revenues	$1,050,823	41,692	363,262	57,514	30,964	$1,544,255
2025
Residential	$615,919	2,110	—	—	30,524	$648,553
Commercial and industrial	115,301	14,445	23,837	51,894	132	205,609
Firm transportation	69,733	—	—	—	—	69,733
Interruptible, off-tariff and other	4,257	—	—	—	—	4,257
Revenues out of scope	146,557	17,818	308,861	—	—	473,236
Total operating revenues	$951,767	34,373	332,698	51,894	30,656	$1,401,388

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the six months ended March 31, 2026 and 2025, are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of September 30, 2025	$109,366	$24,194	$31,297
Increase (decrease)	181,686	54,817	(8,353)
Balance as of March 31, 2026	$291,052	$79,011	$22,944
Balance as of September 30, 2024	$105,531	$20,094	$38,595
Increase (decrease)	157,720	53,531	(15,746)
Balance as of March 31, 2025	$263,251	$73,625	$22,849

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and September 30, 2025:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
March 31, 2026
Customer accounts receivable
Billed	$247,580	5,640	28,513	7,793	1,526	$291,052
Unbilled	70,568	8,443	—	—	—	79,011
Customers' credit balances and deposits	(22,915)	—	—	(29)	—	(22,944)
Total	$295,233	14,083	28,513	7,764	1,526	$347,119
September 30, 2025
Customer accounts receivable
Billed	$75,789	6,818	17,483	8,172	1,104	$109,366
Unbilled	14,817	9,377	—	—	—	24,194
Customers' credit balances and deposits	(31,257)	—	—	(40)	—	(31,297)
Total	$59,349	16,195	17,483	8,132	1,104	$102,263

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for NJNG are comprised of the following:

(Thousands)	March 31, 2026	September 30, 2025
Regulatory assets-current
New Jersey Clean Energy Program	$6,930	$17,171
Conservation Incentive Program	—	22,697
Derivatives at fair value, net	23,731	7,544
Other current regulatory assets	1,293	1,486
Total current regulatory assets	$31,954	$48,898
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$61,245	$74,961
Liability for future expenditures	166,110	166,990
Deferred income taxes	48,117	46,013
SAVEGREEN	120,133	141,562
Postemployment and other benefit costs	42,131	41,275
Cost of removal	129,571	132,895
Other noncurrent regulatory assets	47,474	63,612
Total noncurrent regulatory assets	$614,781	$667,308
Regulatory liability-current
Overrecovered natural gas costs	$41,993	$10,643
Conservation Incentive Program	27,859	—
Total current regulatory liabilities	$69,852	$10,643
Regulatory liabilities-noncurrent
Tax Act impact	$167,800	$170,309
Other noncurrent regulatory liabilities	1,190	868
Total noncurrent regulatory liabilities	$168,990	$171,177

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for Adelphia are comprised of the following:

(Thousands)	March 31, 2026	September 30, 2025
Total noncurrent regulatory assets	$4,973	$5,210
Total current regulatory liabilities	$2,498	$2,241

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

•On March 18, 2026, the BPU approved NJNG's annual SBC filing of RAC expenditures through June 30, 2025, which included a decrease to the RAC annual recoveries of approximately $0.8M and a decrease to the NJCEP annual recoveries of approximately $5.2M, effective April 1, 2026.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Natural Gas Distribution

Changes in fair value of NJNG's financial commodity derivatives are recorded as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets. NJNG does not currently elect NPNS on any of its physical commodity derivatives. However, since NPNS is a contract-by-contract election, where it makes sense to do so, NJNG can and may elect to treat certain contracts as normal. Because NJNG recovers these amounts through future BGSS rates as increases or decreases to the cost of natural gas in NJNG’s tariff for natural gas service, the changes in fair value of these contracts are deferred as a component of regulatory assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets.

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

Fair Value of Derivatives

The following table presents the fair value of the Company's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Derivatives at Fair Value
		March 31, 2026		September 30, 2025
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
ES:
Physical commodity contracts	Derivatives - current	2,981	4,548	3,709	5,878
	Derivatives - noncurrent	1,068	4,676	1,312	3,931
Financial commodity contracts	Derivatives - current	6,469	3,538	8,426	1,736
	Derivatives - noncurrent	653	591	1,006	352
NJNG:
Physical commodity contracts	Derivatives - current	$80	$—	$30	$2
Financial commodity contracts	Derivatives - current	—	31	349	4
	Derivatives - noncurrent	—	—	1	—
Total fair value of derivatives		$11,251	$13,384	$14,833	$11,903

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

	Asset Derivatives				Liability Derivatives
(Thousands)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)
As of March 31, 2026
ES Contracts
Physical commodity	$4,049	(1,806)	—	$2,243	$9,224	(1,806)	(2,214)	$5,204
Financial commodity	7,122	(4,129)	(1,112)	1,881	4,129	(4,129)	—	—
Total ES	$11,171	(5,935)	(1,112)	$4,124	$13,353	(5,935)	(2,214)	$5,204
NJNG Contracts
Physical commodity	$80	—	—	$80	$—	—	—	$—
Financial commodity	—	—	—	—	31	—	(31)	—
Total NJNG	$80	—	—	$80	$31	—	(31)	$—
As of September 30, 2025
ES Contracts
Physical commodity	$5,021	(2,061)	—	$2,960	$9,809	(2,061)	(2,022)	$5,726
Financial commodity	9,432	(2,088)	(3,951)	3,393	2,088	(2,088)	—	—
Total ES	$14,453	(4,149)	(3,951)	$6,353	$11,897	(4,149)	(2,022)	$5,726
NJNG Contracts
Physical commodity	$30	(1)	—	$29	$2	(1)	—	$1
Financial commodity	350	(4)	—	346	4	(4)	—	—
Total NJNG	$380	(5)	—	$375	$6	(5)	—	$1
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

The following table presents the effect of derivative instruments recognized on the Unaudited Condensed Consolidated Statements of Operations for the periods set forth below:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Six Months Ended
		March 31,		March 31,
Derivatives not designated as hedging instruments:		2026	2025	2026	2025
ES:
Physical commodity contracts	Operating revenues	$(829)	$36,080	$(1,590)	$33,448
Physical commodity contracts	Natural gas purchases	1,403	725	947	(1,027)
Financial commodity contracts	Natural gas purchases	(552)	(4,350)	(455)	(2,812)
Physical commodity contracts	Operation and maintenance	37	(2,179)	33	(1,126)
Total unrealized and realized gain (loss)		$59	$30,276	$(1,065)	$28,483

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

The following table reflects the gains (losses) associated with NJNG's derivative instruments for the periods set forth below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2026	2025	2026	2025
NJNG:
Physical commodity contracts	$(3,331)	$(5,188)	$(3,045)	$(18,574)
Financial commodity contracts	(9,726)	30,038	(14,204)	35,977
Total unrealized and realized (loss) gain	$(13,057)	$24,850	$(17,249)	$17,403

NJNG and ES had the following outstanding long (short) derivatives as of:

	Natural Gas Distribution		Energy Services
Volumes (Bcf)	Futures	Physical Commodity	Futures	Physical Commodity
March 31, 2026	25.9	6.9	3.2	0.1
September 30, 2025	36.1	6.0	(4.7)	5.5

Not included in the above table are 0.9M SRECs that were open as of both March 31, 2026 and September 30, 2025.

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

The balances by reportable segment are as follows:

(Thousands)	Balance Sheet Location	March 31, 2026	September 30, 2025
NJNG	Restricted broker margin accounts-current assets	$5,582	$5,480
ES	Restricted broker margin accounts-current assets	$3,229	$3,440
	Restricted broker margin accounts-current liabilities	$1,111	$3,949

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of March 31, 2026. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$84,631
Noninvestment grade	10,032
Internally rated investment grade	13,496
Internally rated noninvestment grade	23,399
Total	$131,558

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. Derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required were immaterial as of March 31, 2026 and September 30, 2025. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities, excluding natural gas meter sale leasebacks, debt issuance costs and solar asset sale leasebacks, is as follows:

(Thousands)	March 31, 2026	September 30, 2025
Carrying value (1) (2)	$2,917,845	$2,917,845
Fair market value	$2,561,682	$2,631,512
(1)Excludes NJNG's debt issuance costs of approximately $11.2M and $11.3M as of March 31, 2026 and September 30, 2025, respectively.
(2)Excludes NJR's debt issuance costs of approximately $2.6M and $2.9M as of March 31, 2026 and September 30, 2025, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company enters into sale leaseback transactions for certain commercial solar assets and natural gas meters. These transactions are recorded within long-term debt on the Unaudited Condensed Consolidated Balance Sheets. The carrying value of solar sale leasebacks was approximately $498.8M and $471.5M and the estimated fair value was approximately $501.9M and $481.4M as of March 31, 2026 and September 30, 2025, respectively. The carrying value of the natural gas meter sale leasebacks was approximately $43.6M and $33.5M and the estimated fair value of certain natural gas meter sale leasebacks amounted to approximately $42.5M and $32.5M as of March 31, 2026 and September 30, 2025, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific debt instrument and the Company's credit rating. As of March 31, 2026 and September 30, 2025, the Company discloses its debt within Level 2 of the fair value hierarchy.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2026
Assets:
Physical commodity contracts	$—	$4,129	$—	$4,129
Financial commodity contracts	7,122	—	—	7,122
Money market funds	100,005	—	—	100,005
Other	2,404	—	—	2,404
Total assets at fair value	$109,531	$4,129	$—	$113,660
Liabilities:
Physical commodity contracts	$—	$9,224	$—	$9,224
Financial commodity contracts	4,160	—	—	4,160
Total liabilities at fair value	$4,160	$9,224	$—	$13,384
As of September 30, 2025
Assets:
Physical commodity contracts	$—	$5,051	$—	$5,051
Financial commodity contracts	9,782	—	—	9,782
Money market funds	5	—	—	5
Other	2,589	—	—	2,589
Total assets at fair value	$12,376	$5,051	$—	$17,427
Liabilities:
Physical commodity contracts	$—	$9,811	$—	$9,811
Financial commodity contracts	2,092	—	—	2,092
Total liabilities at fair value	$2,092	$9,811	$—	$11,903

7. INVESTMENTS IN EQUITY INVESTEES

The Company holds a 50% equity method investment in Steckman Ridge, a jointly owned and controlled natural gas storage facility located in Bedford County, Pennsylvania. The Company's investment in Steckman Ridge was approximately $102.8M and $101.2M as of March 31, 2026 and September 30, 2025, respectively, which includes loans with a total outstanding principal balance of approximately $70.4M for both periods. These loans accrue interest at a variable rate that resets quarterly and are due October 1, 2027.

NJNG and ES have entered into storage and park and loan agreements with Steckman Ridge. See Note 15. Related Party Transactions for more information on these intercompany transactions.
8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share amounts)	2026	2025	2026	2025
Net income, as reported	$218,912	$204,287	$341,402	$335,606
Basic earnings per share
Weighted average shares of common stock outstanding-basic	100,849	100,291	100,775	100,073
Basic earnings per common share	$2.17	$2.04	$3.39	$3.35
Diluted earnings per common share
Weighted average shares of common stock outstanding-basic	100,849	100,291	100,775	100,073
Incremental shares (1)	633	642	613	632
Weighted average shares of common stock outstanding-diluted	101,482	100,933	101,388	100,705
Diluted earnings per common share	$2.16	$2.02	$3.37	$3.33
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

Credit Facilities and Short-term Debt

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility is as follows:

			At end of period
(Thousands)	As of date	Total borrowing capacity	Loans outstanding	Weighted average interest rate	Remaining borrowing capacity		Expiration dates
NJR bank revolving credit facility (1)
March 31, 2026		$575,000	$150,000	4.90%	$399,726	(2)	August 2029
September 30, 2025		$575,000	$152,600	5.38%	$401,018	(2)	August 2029
NJNG bank revolving credit facility (3)
March 31, 2026		$250,000	$—	—%	$249,269	(4)	August 2029
September 30, 2025		$250,000	$43,000	4.30%	$206,269	(4)	August 2029
(1)Committed credit facility, which requires commitment fees of 0.10% on the unused amount.
(2)Letters of credit outstanding total approximately $25.3M and $21.4M as of March 31, 2026 and September 30, 2025, respectively, which reduces the amount available by the same amount.
(3)Committed credit facility, which requires commitment fees of 0.075% on the unused amount.
(4)Letters of credit outstanding total approximately $0.7M as of both March 31, 2026 and September 30, 2025, which reduces the amount available by the same amount.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR Credit Facility.

Long-term Debt

NJNG

NJNG received approximately $15.0M and $11.7M during the six months ended March 31, 2026 and 2025, respectively, in connection with the sale leaseback of its natural gas meters. NJNG records the sale leaseback as a financing obligation for accounting purposes that is paid over the term of the arrangement and has the option to purchase the meters back at fair value upon expiration of the lease.

On April 1, 2026, NJNG remarketed a $15.0M FMB, with an interest rate of 3.75% and a maturity date of April 1, 2059.

Clean Energy Ventures

CEV received proceeds of approximately $49.3M and $25.7M during the six months ended March 31, 2026 and 2025, respectively, in connection with the sale leaseback of commercial solar assets. CEV records the sale leaseback as a financing obligation for accounting purposes and continues to operate the solar assets, including related expenses, retains the revenue generated from RECs and energy sales, and has the option to repurchase the assets sold or renew the lease at the end of the lease term.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	March 31,		March 31,		March 31,		March 31,
(Thousands)	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$1,244	$1,380	$2,489	$2,761	$272	$273	$544	$546
Interest cost	3,963	3,859	7,927	7,717	2,698	2,097	5,396	4,194
Expected return on plan assets	(6,137)	(5,925)	(12,274)	(11,850)	(2,260)	(2,347)	(4,519)	(4,693)
Recognized actuarial loss	39	300	77	601	2,796	1,793	5,592	3,586
Prior service credit amortization	—	—	—	—	(3,270)	(3,270)	(6,540)	(6,540)
Net periodic benefit (credit) cost	$(891)	$(386)	$(1,781)	$(771)	$236	$(1,454)	$473	$(2,907)

The Company does not expect to make additional contributions to fund the pension plans during fiscal 2026 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during the six months ended March 31, 2026 and 2025.

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

Effective Tax Rate

The estimated annual effective tax rates were 23.0% and 23.2%, for the six months ended March 31, 2026 and 2025, respectively.

To the extent there are discrete tax items that are not included in the estimated annual effective tax rate, the actual reported effective tax rate may differ from the estimated annual effective tax rate. Discrete tax items primarily relate to the vesting of share-based awards during the six months ended March 31, 2026, and income tax effects associated with the sale of the Company’s residential solar energy projects and host customer contracts during the six months ended March 31, 2025. NJR’s effective tax rate was 22.7% and 22.8% during the six months ended March 31, 2026 and 2025, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Tax Items

As of March 31, 2026 and September 30, 2025, the Company has tax credit carryforwards of approximately $97.7M and $149.7M, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2036.

As of March 31, 2026 and September 30, 2025, the Company has state income tax net operating losses of approximately $353.9M and $476.1M, respectively. The Company’s state net operating loss carryforwards are subject to varying expiration periods based on the jurisdiction in which they were generated, generally ranging from seven to 20 years, with the majority expiring after 2037. The Company expects to utilize this entire carryforward prior to expiration, except for state income tax attributes for which the Company has a valuation allowance of approximately $0.4M as of both March 31, 2026 and September 30, 2025, for which the Company could not conclude were realizable on a more-likely-than-not basis.

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

12. LEASES

The Company determines if an arrangement is a lease at inception based on whether the Company has the right to control the use of an identified asset, the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. After the criteria are satisfied, the Company accounts for these arrangements as leases in accordance with ASC 842, Leases. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, including payments at commencement that depend on an index or rate. Most leases in which the Company is the lessee do not have a readily determinable implicit rate, so an incremental borrowing rate, based on the information available at the lease commencement date, is utilized to determine the present value of lease payments. When a secured borrowing rate is not readily available, unsecured borrowing rates are adjusted for the effects of collateral to determine the incremental borrowing rate. The Company has not entered into any material agreements as of March 31, 2026, in which it is a lessor.

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

The following table presents the Company's lease costs included in the Unaudited Condensed Consolidated Statements of Operations:

		Three Months Ended		Six Months Ended
		March 31,		March 31,
(Thousands)	Income Statement Location	2026	2025	2026	2025
Operating lease cost	Operation and maintenance	$2,922	$2,811	$5,776	$5,520
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	344	382	726	922
Interest on lease liabilities	Interest expense, net of capitalized interest	112	157	239	345
Total finance lease cost		456	539	965	1,267
Variable lease cost	Operation and maintenance	151	154	463	384
Total lease cost		$3,529	$3,504	$7,204	$7,171

The following table presents supplemental cash flow information related to leases:

	Six Months Ended
	March 31,
(Thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$4,425	$4,085
Operating cash flows for finance leases	$239	$345
Financing cash flows for finance leases	$3,155	$4,934

Operating lease assets obtained in exchange for new or modified operating lease liabilities totaled approximately $0.8M and $5.4M during the three and six months ended March 31, 2026, respectively, and $5.5M during both the three and six months ended March 31, 2025. There were no finance lease assets obtained in exchange for new or modified finance lease liabilities during the three and six months ended March 31, 2026 and 2025.

The following table presents the balance and classifications of the Company's right of use assets and lease liabilities included in the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	March 31, 2026	September 30, 2025
Noncurrent Assets
Operating lease assets	Operating lease assets	$188,223	$185,596
Finance lease assets	Utility plant	23,676	24,402
Total lease assets		$211,899	$209,998
Current Liabilities
Operating lease liabilities	Operating lease liabilities	$5,168	$4,388
Finance lease liabilities	Current maturities of long-term debt	4,614	5,568
Noncurrent Liabilities
Operating lease liabilities	Operating lease liabilities	163,048	159,131
Finance lease liabilities	Long-term debt	8,164	10,366
Total lease liabilities		$180,994	$179,453

For operating lease assets and liabilities, the weighted average remaining lease term was 28.0 years and 28.4 years and the weighted average discount rate used in the valuation over the remaining lease term was 4.1% and 4.0% as of March 31, 2026 and September 30, 2025, respectively. For finance lease assets and liabilities, the weighted average remaining lease term was 2.1 years and 2.4 years as of March 31, 2026 and September 30, 2025, respectively, and the weighted average discount rate used in the valuation over the remaining lease term was 3.4% as of both March 31, 2026 and September 30, 2025.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through July 2039, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $126.3M at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of March 31, 2026, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2026	2027	2028	2029	2030	Thereafter
ES:
Natural gas purchases	$28,537	$3,711	$—	$—	$—	$—
Storage demand fees	8,057	14,807	10,330	4,375	4,375	5,788
Pipeline demand fees	22,275	47,541	40,306	14,525	13,064	44,703
Sub-total ES	$58,869	$66,059	$50,636	$18,900	$17,439	$50,491
NJNG:
Natural gas purchases	$15,684	$—	$—	$—	$—	$—
Storage demand fees	21,697	40,150	24,356	7,394	2,457	—
Pipeline demand fees	104,583	209,341	136,907	117,244	114,226	754,284
Sub-total NJNG	$141,964	$249,491	$161,263	$124,638	$116,683	$754,284
Total	$200,833	$315,550	$211,899	$143,538	$134,122	$804,775

Certain pipeline demand fees totaling approximately $4.0M per year, for which ES is the responsible party, are being paid for by the counterparty to a capacity release transaction, which began in November 2021, for a period of 10 years.

Guarantees

As of March 31, 2026, there were NJR guarantees covering approximately $151.5M of ES’s natural gas purchases and demand fee commitments not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of March 31, 2026, NJNG recorded a MGP remediation liability and a corresponding regulatory asset of approximately $166.1M on the Unaudited Condensed Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. As of March 31, 2026, approximately $61.2M of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

The Chief Operating Decision Maker, the Chief Executive Officer of the Company, uses net income and NFE, as well as various other financial and operational metrics as measures of profitability. Net income is the measure of segment profit or loss that most closely aligns with GAAP. Performance is evaluated based upon profitability and budget and/or forecast-to-actual variances when making decisions about the allocation of resources and capital to segment operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information related to the Company's various reportable segments during the three months ended March 31, 2026 and 2025, is detailed below:

(Thousands)	NJNG	CEV	ES	S&T	Total
2026
Operating revenues attributable to reportable segments	$640,922	9,932	244,155	29,434	$924,443
Intercompany revenue	238	—	—	—	238
Reconciliation to consolidated revenue
Corporate and other (1)					14,720
Total operating revenues					$939,401

Natural gas purchases	276,567	—	139,938	461	416,966
Operation and maintenance	65,715	10,549	9,770	12,222	98,256
Regulatory rider expenses	59,450	—	—	—	59,450
Depreciation and amortization	37,509	7,121	43	5,169	49,842
Interest income (2)	648	—	21	2,002	2,671
Other segment income (expense) (3)	6,803	8,859	171	(139)	15,694
Interest expense, net of capitalized interest	19,180	8,172	3,124	5,448	35,924
Income tax provision (benefit)	41,677	(1,828)	21,737	2,571	64,157
Equity in earnings of affiliates	—	—	—	2,282	2,282
Net income attributable to reportable segments	$148,513	(5,223)	69,735	7,708	$220,733
Reconciliation to consolidated net income
Corporate and other (1)					(1,821)
Total net income					$218,912
2025
Operating revenues attributable to reportable segments	$618,339	7,967	246,390	25,308	$898,004
Intercompany revenue	306	—	—	(1)	305
Reconciliation to consolidated revenue
Corporate and other (1)					14,718
Total operating revenues					$913,027

Natural gas purchases	275,298	—	151,847	59	427,204
Operation and maintenance	61,257	10,704	11,208	12,910	96,079
Regulatory rider expenses	48,501	—	—	—	48,501
Depreciation and amortization	35,713	5,504	62	6,538	47,817
Gain on sale of assets	—	(688)	—	—	(688)
Interest income (2)	610	250	39	2,196	3,095
Other segment income (expense) (3)	6,534	8,203	353	(263)	14,827
Interest expense, net of capitalized interest	17,259	5,937	3,262	5,817	32,275
Income tax provision (benefit)	43,230	(1,079)	19,111	734	61,996
Equity in earnings of affiliates	—	—	—	1,161	1,161
Net income attributable to reportable segments	$144,531	(3,958)	61,292	2,343	$204,208
Reconciliation to consolidated net income
Corporate and other (1)					79
Total net income					$204,287
(1)Corporate and other includes HSO and intercompany eliminations.
(2)Interest income is included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.
(3)Includes other income, net less interest income on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information related to the Company's various reportable segments during the six months ended March 31, 2026 and 2025, is detailed below:

(Thousands)	NJNG	CEV	ES	S&T	Total
2026
Operating revenues attributable to reportable segments	$1,050,823	41,692	363,262	57,514	$1,513,291
Intercompany revenue	475	—	—	—	475
Reconciliation to consolidated revenue
Corporate and other (1)					30,489
Total operating revenues					$1,544,255

Natural gas purchases	447,291	—	225,712	835	673,838
Operation and maintenance	114,703	19,889	12,955	22,688	170,235
Regulatory rider expenses	92,604	—	—	—	92,604
Depreciation and amortization	74,469	14,153	84	10,434	99,140
Interest income (2)	1,373	31	60	4,111	5,575
Other segment income (expense) (3)	12,126	14,134	341	(261)	26,340
Interest expense, net of capitalized interest	38,479	16,538	6,542	11,014	72,573
Income tax provision	64,909	910	28,038	4,844	98,701
Equity in earnings of affiliates	—	—	—	3,522	3,522
Net income attributable to reportable segments	$232,342	4,367	90,332	15,071	$342,112
Reconciliation to consolidated net income
Corporate and other (1)					(710)
Total net income					$341,402
2025
Operating revenues attributable to reportable segments	$951,767	34,373	332,698	51,894	$1,370,732
Intercompany revenue	643	—	—	41	684
Reconciliation to consolidated revenue
Corporate and other (1)					29,972
Total operating revenues					$1,401,388

Natural gas purchases	405,303	—	219,715	339	625,357
Operation and maintenance	113,351	21,270	13,073	22,993	170,687
Regulatory rider expenses	70,977	—	—	—	70,977
Depreciation and amortization	67,797	11,929	109	13,034	92,869
Gain on sale of assets	—	(55,547)	—	—	(55,547)
Interest income (2)	1,247	250	73	4,652	6,222
Other segment income (expense) (3)	11,414	12,574	703	(327)	24,364
Interest expense, net of capitalized interest	34,713	12,311	7,147	11,786	65,957
Income tax provision	61,491	13,062	21,880	2,223	98,656
Equity in earnings of affiliates	—	—	—	2,122	2,122
Net income attributable to reportable segments	$211,439	44,172	71,550	8,007	$335,168
Reconciliation to consolidated net income
Corporate and other (1)					438
Total net income					$335,606
(1)Corporate and other includes HSO and intercompany eliminations.
(2)Interest income is included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.
(3)Includes other income, net less interest income on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's capital expenditures for the various reportable segments are detailed below:

(Thousands)	NJNG	CEV	ES	S&T	Total
Capital expenditures during the three months ended:
March 31, 2026	$106,001	71,678	—	16,951	$194,630
March 31, 2025	$93,332	35,226	—	5,861	$134,419
Capital expenditures during the six months ended:
March 31, 2026	$212,919	131,379	—	29,396	$373,694
March 31, 2025	$203,236	68,702	—	14,062	$286,000

The Company's assets for the various reportable segments are detailed below:

(Thousands)	NJNG	CEV	ES	S&T	Total
Segment assets as of March 31, 2026	$5,477,659	1,337,811	90,975	1,049,837	$7,956,282
Corporate and other (1)					$(13,027)
Total assets					$7,943,255
Segment assets as of September 30, 2025	$5,198,116	1,308,969	98,429	1,033,439	$7,638,953
Corporate and other (1)					$(60,178)
Total assets					$7,578,775
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

ES may periodically enter into storage or park and loan agreements with Steckman Ridge. As of March 31, 2026, ES entered into transactions with Steckman Ridge for varying terms, all of which expire by March 31, 2027.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2026	2025	2026	2025
NJNG	$1,059	$1,486	$2,141	$3,010
ES	183	180	378	374
Total	$1,242	$1,666	$2,519	$3,384

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	March 31, 2026	September 30, 2025
NJNG	$540	$540
ES	101	101
Total	$641	$641

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

CEV had certain residential solar energy projects under contract and in various stages of development that were transferred to the buyer once the assets became operational. The transfer of these projects commenced in January 2025 and continued throughout fiscal 2025. As of September 30, 2025, CEV received approximately $4.7M related to the transfer of these assets. There were no projects transferred during the three and six months ended March 31, 2026.

During the three and six months ended March 31, 2025, the Company recognized a pre-tax gain on sale of assets of approximately $0.7M and $55.5M, respectively, on the Unaudited Condensed Consolidated Statements of Operations. There was no activity during the three and six months ended March 31, 2026.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Net income by reportable segment and other business operations, which are discussed in more detail within the operating results sections of each reportable segment and other business operations, are as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2026		2025		2026		2025
Net income (loss)
NJNG	$148,513	68%	$144,531	71%	$232,342	68%	$211,439	63%
CEV	(5,223)	(2)	(3,958)	(2)	4,367	1	44,172	13
ES	69,735	32	61,292	30	90,332	27	71,550	21
S&T	7,708	3	2,343	1	15,071	4	8,007	3
HSO	(219)	—	(678)	—	260	—	(63)	—
Eliminations	(1,602)	(1)	757	—	(970)	—	501	—
Total	$218,912	100%	$204,287	100%	$341,402	100%	$335,606	100%

Consolidated net income increased approximately $14.6M during the three months ended March 31, 2026, compared with the three months ended March 31, 2025, due primarily to the following factors:
•$8.4M increase at ES related to market volatility due to the colder weather;
•$5.4M increase at S&T due to higher rates at Adelphia; and
•$4.0M increase at NJNG due to higher BGSS incentives and customer growth.

Consolidated net income increased approximately $5.8M during the six months ended March 31, 2026, compared with the six months ended March 31, 2025, due primarily to the following factors:
•$20.9M increase at NJNG due to higher base rates and BGSS incentives, along with customer growth;
•$18.8M increase at ES as previously discussed; and
•$7.1M increase at S&T as previously discussed, partially offset by;
•$39.8M decrease at CEV due to the gain on sale of the residential solar portfolio in the prior period.

The primary drivers of the changes noted above are described in more detail in the individual reportable segment and other business operations discussions.

Assets by reportable segment and operations are as follows:

(Thousands)	March 31, 2026		September 30, 2025
Assets
NJNG	$5,477,659	69%	$5,198,116	69%
CEV	1,337,811	17	1,308,969	17
ES	90,975	1	98,429	—
S&T	1,049,837	13	1,033,439	14
HSO	193,410	3	196,198	3
Intercompany assets (1)	(206,437)	(3)	(256,376)	(3)
Total	$7,943,255	100%	$7,578,775	100%
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated assets increased approximately $364.5M as of March 31, 2026, compared with September 30, 2025, due primarily to the following factors:
•$350.0M increase in cash and customer receivables at NJNG, due to seasonality;
•$146.4M increase in utility plant expenditures, net at NJNG; and
•$112.1M increase in nonutility plant and equipment, net at CEV due primarily to additional capital expenditures for commercial solar projects; partially offset by
•$155.3M decrease in gas in storage mainly at NJNG, due to seasonality; and
•$40.6M decrease in prepaid taxes mainly at NJNG, due to timing of payments.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, except per share data)	2026	2025	2026	2025
Net income	$218,912	$204,287	$341,402	$335,606
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(1,285)	(27,206)	1,711	(20,838)
Tax effect	305	6,466	(407)	4,953
Effects of economic hedging related to natural gas inventory (1)	4,564	(6,650)	(4,003)	(16,177)
Tax effect	(1,085)	1,580	951	3,844
NFE tax adjustment	52	(181)	(18)	(198)
Net financial earnings	$221,463	$178,296	$339,636	$307,190
Basic earnings per share	$2.17	$2.04	$3.39	$3.35
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(0.01)	(0.27)	0.02	(0.21)
Tax effect	—	0.06	(0.01)	0.05
Effects of economic hedging related to natural gas inventory (1)	0.05	(0.06)	(0.04)	(0.16)
Tax effect	(0.01)	0.01	0.01	0.04
Basic net financial earnings per share	$2.20	$1.78	$3.37	$3.07
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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NFE by reportable segment and other business operations, which are discussed in more detail within the operating results sections of each reportable segment and other business operations, is summarized as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
(Thousands)	2026		2025		2026		2025
Net financial earnings (loss)
NJNG	$148,513	67%	$144,531	81%	$232,342	68%	$211,439	69%
CEV	(5,223)	(2)	(3,958)	(2)	4,367	1	44,172	14
ES	72,286	33	35,301	20	88,566	26	43,134	14
S&T	7,708	3	2,343	1	15,071	5	8,007	3
HSO	(219)	—	(678)	—	260	—	(63)	—
Eliminations (1)	(1,602)	(1)	757	—	(970)	—	501	—
Total	$221,463	100%	$178,296	100%	$339,636	100%	$307,190	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated NFE increased approximately $43.2M during the three months ended March 31, 2026, compared with the three months ended March 31, 2025, due primarily to the following factors:
•$37.0M increase at ES due to higher Financial Margin related to market volatility due to the colder weather;
•$5.4M increase at S&T due to higher rates at Adelphia; and
•$4.0M increase at NJNG due to higher BGSS incentives and customer growth.

Consolidated NFE increased approximately $32.4M during the six months ended March 31, 2026, compared with the six months ended March 31, 2025, due primarily to the following factors:
•$45.4M increase at ES, as previously discussed;
•$20.9M increase at NJNG due to higher base rates and BGSS incentives, along with customer growth;
•$7.1M increase at S&T as previously discussed; partially offset by
•$39.8M decrease at CEV, due to the gain on sale of the residential solar portfolio in the prior period.

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

Below is a summary of NJNG’s capital expenditures, including accruals, for the six months ended March 31, 2026, and estimates of expected investments for fiscal 2026 and 2027:
Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory oversight, environmental regulations, unforeseen events and the ability to access capital.

Infrastructure Investment Program

In October 2020, the BPU approved NJNG’s five-year IIP filing for $150.0M of transmission and distribution investments, effective November 1, 2020, which were recovered through annual filings to adjust base rates.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NJNG's total customers include the following:

	March 31, 2026	March 31, 2025
Firm customers
Residential	539,413	532,699
Commercial, industrial & other	33,712	33,291
Residential transport	13,302	14,037
Commercial transport	7,745	8,023
Total firm customers	594,172	588,050
Other	55	114
Total customers	594,227	588,164

NJNG expects new customer additions during the six months ended March 31, 2026, and those customers who added additional natural gas services to their premises, to contribute approximately $4.0M of incremental Utility Gross Margin on an annualized basis.

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

The following table summarizes loans, grants, rebates and related investments through:

(Thousands)	March 31, 2026	September 30, 2025	(1)
Loans	$285,200	$257,800
Grants, rebates and related investments	274,600	255,500
Total	$559,800	$513,300
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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2026	2025	2026	2025
Weather (1)	$(8,400)	$3,512	$(20,868)	$12,262
Usage	(3,966)	123	(1,355)	48
Total	$(12,366)	$3,635	$(22,223)	$12,310
(1)Compared with the 20-year average, weather was 4.6% and 6.5% colder-than-normal during the three and six months ended March 31, 2026, and 0.4% and 3.4% warmer-than-normal during the three and six months ended March 31, 2025.

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

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of Utility Gross Margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply and transportation and storage assets. Depending on the program, NJNG shares 80% or 85% of Utility Gross Margin generated by these programs with firm customers. Utility Gross Margin from incentive programs was approximately $11.7M and $7.4M during the three months ended March 31, 2026 and 2025, respectively, and approximately $17.3M and $10.6M during the six months ended March 31, 2026 and 2025, respectively.

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
(1) Data sourced from Standard & Poor's Financial Services, LLC Global Platts.

The maximum price per MMBtu was $122.84 and $40.02 and the minimum price was $1.42 and $1.05 for the six months ended March 31, 2026 and 2025, respectively. As a result of NJNG's hedging strategy as previously discussed, customers are protected from much of the short-term price volatility during the winter months. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Operating Results and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Societal Benefits Charge

The SBC is comprised of three primary riders that allow NJNG to recover costs associated with USF, MGP remediation, and the NJCEP. NJNG’s qualifying customers are eligible for the USF program, which is administered by the New Jersey Department of Community Affairs, to help make energy bills more affordable.

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

On March 18, 2026, the BPU approved NJNG's annual SBC filing of RAC expenditures through June 30, 2025, which included a decrease to the RAC annual recoveries of approximately $0.8M and a decrease to the NJCEP annual recoveries of approximately $5.2M, effective April 1, 2026.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs periodically, and at least annually, and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of approximately $166.1M as of March 31, 2026, a decrease of approximately $0.9M compared with September 30, 2025. See Note 13. Commitments and Contingent Liabilities for a more detailed description of MGP expenditures.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 4. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2026	2025	2026	2025
Operating revenues (1)	$641,160	$618,645	$1,051,298	$952,410
Operating expenses
Natural gas purchases (2)(3)	276,567	275,298	447,291	405,303
Operation and maintenance	65,715	61,257	114,703	113,351
Regulatory rider expense (4)	59,450	48,501	92,604	70,977
Depreciation and amortization	37,509	35,713	74,469	67,797
Total operating expenses	439,241	420,769	729,067	657,428
Operating income	201,919	197,876	322,231	294,982
Other income, net	7,451	7,144	13,499	12,661
Interest expense, net of capitalized interest	19,180	17,259	38,479	34,713
Income tax provision	41,677	43,230	64,909	61,491
Net income	$148,513	$144,531	$232,342	$211,439
(1)Includes immaterial nonutility revenue for lease agreements with various NJR subsidiaries leasing office space from NJNG at the Company’s headquarters, which are eliminated in consolidation.
(2)Includes the purchased cost of the natural gas, fees paid to pipelines and storage facilities, adjustments as a result of BGSS incentive programs and hedging transactions. These expenses are passed through to customers and are offset by corresponding revenues.
(3)Includes related party transactions of approximately $1.6M and $2.3M during the three months ended March 31, 2026 and 2025, respectively, and $3.2M and $4.7M during the six months ended March 31, 2026 and 2025, respectively, a portion of which is eliminated in consolidation.
(4)Consists of expenses associated with state-mandated programs, the RAC and energy efficiency programs, which are calculated on a per-therm basis. These expenses are passed through to customers and are offset by corresponding revenues.

Operating Revenues and Natural Gas Purchases

Operating revenues increased 3.6% and natural gas purchases increased 0.5% during the three months ended March 31, 2026, compared with the three months ended March 31, 2025. Operating revenues increased 10.4% and natural gas purchases increased 10.4% during the six months ended March 31, 2026, compared with the six months ended March 31, 2025.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The factors contributing to the increases and decreases in operating revenues and natural gas purchases are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026 v. 2025		2026 v. 2025
(Thousands)	Operating revenues	Natural gas purchases	Operating revenues	Natural gas purchases
Firm sales	$38,072	$16,173	$76,610	$31,354
BGSS incentives	(38,834)	$(43,164)	(19,906)	(26,576)
Base rate impact	—	—	17,890	—
Average BGSS rates	28,308	28,308	37,147	37,147
CIP adjustments	(16,001)	—	(34,533)	—
Riders and other (1)	10,970	(48)	21,680	63
Total increase	$22,515	$1,269	$98,888	$41,988
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

Utility Gross Margin

A reconciliation of gross margin, the closest GAAP financial measure to NJNG's Utility Gross Margin, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2026	2025	2026	2025
Operating revenues	$641,160	$618,645	$1,051,298	$952,410
Less:
Natural gas purchases	276,567	275,298	447,291	405,303
Operation and maintenance (1)	14,667	29,510	59,609	55,519
Regulatory rider expense	59,450	48,501	92,604	70,977
Depreciation and amortization	37,509	35,713	74,469	67,797
Gross margin	252,967	229,623	377,325	352,814
Add:
Operation and maintenance (1)	14,667	29,510	59,609	55,519
Depreciation and amortization	37,509	35,713	74,469	67,797
Utility Gross Margin	$305,143	$294,846	$511,403	$476,130
(1)Excludes SG&A of approximately $51.0M and $31.7M for the three months ended March 31, 2026 and 2025, respectively, and $55.1M and $57.8M for the six months ended March 31, 2026 and 2025, respectively.

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

The following provides more information on the components of Utility Gross Margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2026		2025		2026		2025
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility Gross Margin/Throughput
Residential	$220,575	26.0	$215,668	24.0	$365,673	42.5	$345,686	38.1
Commercial, industrial and other	38,007	4.8	37,108	4.5	65,199	7.8	60,977	7.1
Firm transportation	34,226	5.2	33,908	5.0	61,591	9.1	57,084	8.4
Total utility firm gross margin/throughput	292,808	36.0	286,684	33.5	492,463	59.4	463,747	53.6
BGSS incentive programs	11,692	24.9	7,362	22.1	17,279	49.6	10,609	36.5
Interruptible/off-tariff agreements	643	3.8	800	2.2	1,661	12.1	1,774	9.3
Total Utility Gross Margin/Throughput	$305,143	64.7	$294,846	57.8	$511,403	121.1	$476,130	99.4

Utility Firm Gross Margin

Utility firm gross margin increased approximately $6.1M during the three months ended March 31, 2026, compared with the three months ended March 31, 2025, due primarily to customer growth. Utility firm gross margin increased $28.7M during the six months ended March 31, 2026, compared with the six months ended March 31, 2025, due primarily to an increase in base rates, effective November 21, 2024, along with customer growth.

BGSS Incentive Programs

The factors contributing to the change in Utility Gross Margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2026 v. 2025	2026 v. 2025
Off-system sales	$1,721	$3,408
Capacity release	1,940	606
Storage	670	2,656
Total increase	$4,331	$6,670

BGSS incentive programs increased during the three months ended March 31, 2026, compared with the three months ended March 31, 2025, due primarily to higher margins from off-system sales and capacity release, related to market volatility due to colder weather. BGSS incentive programs increased during the six months ended March 31, 2026, compared with the six months ended March 31, 2025, due primarily to higher margins from off-system sales and storage.

Net Income

Net income increased approximately $4.0M during the three months ended March 31, 2026, compared with the three months ended March 31, 2025, due primarily to the following factors:
•$10.3M increase in Utility Gross Margin, as previously discussed; partially offset by
•$4.5M increase in O&M due to higher employee expenses.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income increased approximately $20.9M during the six months ended March 31, 2026, compared with the six months ended March 31, 2025, due primarily to the following factors:
•$35.3M increase in Utility Gross Margin, as previously discussed; partially offset by
•$6.7M increase in depreciation expense as a result of additional utility plant being placed into service;
•$3.8M increase in interest expense due to higher outstanding long-term debt; and
•$3.4M increase in income tax expense related to higher operating income.

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

While there have been no material impacts to the Company’s financial position or results of operations as of March 31, 2026, resulting from the change in law and revised IRS guidance, these changes may impact our ability to identify, develop and source materials to construct future projects in a way that meets the new requirements established for the ITC framework.

CEV placed one commercial solar project in service, totaling 3.7 MWs, during the three months ended March 31, 2026, with related expenditures of approximately $9.3M. CEV placed three commercial solar projects in service totaling 13.4 MWs during the six months ended March 31, 2026, with related expenditures of approximately $30.2M. CEV placed one commercial solar project in service totaling 2.2 MWs during the three months ended March 31, 2025, with related expenditures of approximately $8.3M. CEV placed three commercial solar projects in service totaling 12.7 MWs during the six months ended March 31, 2025, with related expenditures of approximately $28.7M. CEV has approximately 493 MW of commercial solar capacity in service.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
CEV may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to seven years. The Company will continue to operate the solar assets and is responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. ITCs and other tax attributes associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first five years of in-service life, CEV recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. CEV received proceeds of approximately $26.0M and $13.2M during the three months ended March 31, 2026 and 2025, and approximately $49.3M and $25.7M during the six months ended March 31, 2026 and 2025, respectively, in connection with the sale leaseback of commercial solar assets. As an alternative, CEV may evaluate other structures to monetize the value of ITCs, such as the direct transfer of ITCs to a third party in exchange for cash.

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

REC activity for the six months ended, consisted of the following:

	Beginning Inventory Balance	RECs		Ending Inventory Balance	Average
		Generated	Delivered		Sale Price
March 31, 2026
SRECs	155,129	109,322	(121,123)	143,328	$194
TRECs (1)	28,671	40,822	(28,530)	40,963	$148
SREC IIs (1)	9,572	11,109	(4,818)	15,863	$89
March 31, 2025
SRECs	126,928	139,369	(86,502)	179,795	$206
TRECs (1)	11,237	34,688	(33,959)	11,966	$144
SREC IIs (1)	5,022	7,776	(8,531)	4,267	$90
(1)TREC and SREC II inventory balances are due primarily to the timing of generation and when RECs are delivered to the state administrator.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
CEV hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory of SRECs related to CEV's in-service solar assets at March 31, 2026:

Energy Year (1)	Percent of SRECs Hedged
2026	98%
2027	85%
2028	81%
2029	34%
2030	33%
(1)Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of RECs by our solar assets. All related costs are included as a component of O&M on the Unaudited Condensed Consolidated Statements of Operations, including such expenses as facility maintenance and broker fees.

Operating Results

CEV’s financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2026	2025	2026	2025
Operating revenues	$9,932	$7,967	$41,692	$34,373
Operating expenses
Operation and maintenance	10,549	10,704	19,889	21,270
Depreciation and amortization	7,121	5,504	14,153	11,929
Gain on sale of assets	—	(688)	—	(55,547)
Total operating expenses	17,670	15,520	34,042	(22,348)
Operating (loss) income	(7,738)	(7,553)	7,650	56,721
Other income, net	8,859	8,453	14,165	12,824
Interest expense, net of capitalized interest	8,172	5,937	16,538	12,311
Income tax (benefit) provision	(1,828)	(1,079)	910	13,062
Net (loss) income	$(5,223)	$(3,958)	$4,367	$44,172

Net loss increased approximately $1.3M during the three months ended March 31, 2026, compared with the three months ended March 31, 2025, due primarily to the following factors:
•$2.2M increase in interest expense, net of capitalized interest due to higher outstanding long-term debt; and
•$1.6M increase in depreciation expense as a result of additional capital expenditures for commercial solar projects; partially offset by
•$2.0M increase in operating revenues due to higher REC sales.

Net income decreased approximately $39.8M during the six months ended March 31, 2026, compared with the six months ended March 31, 2025, due primarily to the following factors:
•$55.5M decrease due to the gain on the sale of the residential solar portfolio in the prior period; and
•$4.2M increase in interest expense, net of capitalized interest due to higher outstanding long-term debt; partially offset by
•$12.2M decrease in income tax expense related to lower operating income; and
•$7.3M increase in operating revenues due to higher REC sales.

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

ES has a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The AMAs include a series of temporary and permanent releases, and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed-upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. ES recognized approximately $4.9M of operating revenue related to the AMAs on the Unaudited Condensed Consolidated Statements of Operations during both the three months ended March 31, 2026 and 2025, and $9.9M during both the six months ended March 31, 2026 and 2025. Amounts received in excess of revenue recognized totaling approximately $61.3M and $36.8M are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and September 30, 2025, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

ES’s financial results are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2026	2025	2026	2025
Operating revenues	$244,155	$246,390	$363,262	$332,698
Operating expenses
Natural gas purchases (including demand charges (1)(2))	139,938	151,847	225,712	219,715
Operation and maintenance	9,770	11,208	12,955	13,073
Depreciation and amortization	43	62	84	109
Total operating expenses	149,751	163,117	238,751	232,897
Operating income	94,404	83,273	124,511	99,801
Other income, net	192	392	401	776
Interest expense, net	3,124	3,262	6,542	7,147
Income tax provision	21,737	19,111	28,038	21,880
Net income	$69,735	$61,292	$90,332	$71,550
(1)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to 10 years.
(2)Includes related party transactions of approximately $0.3M during both the three months ended March 31, 2026 and 2025, and $0.6M during both the six months ended March 31, 2026 and 2025, a portion of which is eliminated in consolidation.

ES's portfolio of financial derivative instruments is composed of:

	Six Months Ended
	March 31,
(in Bcf)	2026	2025
Net short futures and swaps contracts	3.2	2.4

During the six months ended March 31, 2026 and 2025, the net short position resulted in unrealized gains (losses) of approximately $3.0M and $(8.2)M, respectively.

Operating revenues decreased approximately $2.2M during the three months ended March 31, 2026, compared with the three months ended March 31, 2025, due primarily to a 19% decrease in volumes of natural gas sold, partially offset by a 23% increase in natural gas prices. Natural gas purchases decreased approximately $11.9M during the three months ended March 31, 2026, compared with the three months ended March 31, 2025, due primarily to a 19% decrease in volumes of natural gas purchased, partially offset by a 15% increase in natural gas purchase prices.

Operating revenues increased approximately $30.6M during the six months ended March 31, 2026, compared with the six months ended March 31, 2025, due primarily to a 22% increase in natural gas prices, partially offset by a 10% decrease in volumes of natural gas sold. Natural gas purchases increased approximately $6.0M during the six months ended March 31, 2026, compared with the six months ended March 31, 2025, respectively, due primarily to a 16% increase in natural gas purchase prices, partially offset by a 10% decrease in volumes of natural gas purchased.

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

Net income increased approximately $8.4M and $18.8M during the three and six months ended March 31, 2026, compared with the three and six months ended March 31, 2025, respectively, due primarily to the colder weather, which led to increased natural gas price volatility and favorable pricing spreads that resulted in additional earnings.

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

Financial Margin

A reconciliation of gross margin, the closest GAAP financial measure, to ES's Financial Margin is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2026	2025	2026	2025
Operating revenues	$244,155	$246,390	$363,262	$332,698
Less:
Natural gas purchases	139,938	151,847	225,712	219,715
Operation and maintenance (1)	9,560	10,866	12,475	12,463
Depreciation and amortization	43	62	84	109
Gross margin	94,614	83,615	124,991	100,411
Add:
Operation and maintenance (1)	9,560	10,866	12,475	12,463
Depreciation and amortization	43	62	84	109
Unrealized (gain) loss on derivative instruments and related transactions	(1,285)	(27,206)	1,711	(20,838)
Effects of economic hedging related to natural gas inventory (2)	4,564	(6,650)	(4,003)	(16,177)
Financial Margin	$107,496	$60,687	$135,258	$75,968
(1)Excludes SG&A of approximately $0.2M and $0.3M during the three months ended March 31, 2026 and 2025, respectively, and $0.5M and $0.6M during the six months ended March 31, 2026 and 2025, respectively.
(2)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

Financial Margin increased approximately $46.8M and $59.3M during the three and six months ended March 31, 2026, respectively, compared with the three and six months ended March 31, 2025, respectively, due primarily to the colder weather, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Net Financial Earnings

A reconciliation of ES's net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2026	2025	2026	2025
Net income	$69,735	$61,292	$90,332	$71,550
Add:
Unrealized (gain) loss on derivative instruments and related transactions	(1,285)	(27,206)	1,711	(20,838)
Tax effect	305	6,466	(407)	4,953
Effects of economic hedging related to natural gas inventory	4,564	(6,650)	(4,003)	(16,177)
Tax effect	(1,085)	1,580	951	3,844
Net income to NFE tax adjustment	52	(181)	(18)	(198)
Net financial earnings	$72,286	$35,301	$88,566	$43,134

NFE increased approximately $37.0M and $45.4M during the three and six months ended March 31, 2026, compared with the three and six months ended March 31, 2025, respectively, due primarily to higher Financial Margin, as previously discussed.

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

S&T has a 50% ownership interest in Steckman Ridge, a storage facility located in western Pennsylvania that operates under market-based rates. As of March 31, 2026, our investment in Steckman Ridge was $102.8M.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

The financial results of S&T are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2026	2025	2026	2025
Operating revenues (1)	$29,434	$25,307	$57,514	$51,935
Operating expenses
Natural gas purchases	461	59	835	339
Operation and maintenance	12,222	12,910	22,688	22,993
Depreciation and amortization	5,169	6,538	10,434	13,034
Total operating expenses	17,852	19,507	33,957	36,366
Operating income	11,582	5,800	23,557	15,569
Other income, net	1,863	1,933	3,850	4,325
Interest expense, net	5,448	5,817	11,014	11,786
Income tax provision	2,571	734	4,844	2,223
Equity in earnings of affiliates	2,282	1,161	3,522	2,122
Net income	$7,708	$2,343	$15,071	$8,007
(1)Includes related party transactions that were immaterial during the three and six months ended March 31, 2026 and 2025.

Net income increased approximately $5.4M and $7.1M during the three and six months ended March 31, 2026, compared with the three and six months ended March 31, 2025, respectively, due primarily to higher operating income at Adelphia due to the impact of its recent rate case settlement, as previously discussed along with lower depreciation expense.

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

Adjusted EBITDA

A reconciliation of S&T's net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2026	2025	2026	2025
Net income	$7,708	$2,343	$15,071	$8,007
Add:
Interest expense, net of capitalized interest	5,448	5,817	11,014	11,786
Income tax provision	2,571	734	4,844	2,223
Depreciation and amortization	5,169	6,538	10,434	13,034
Corporate overhead	2,716	2,364	4,851	4,325
Less:
Other income, net (1)	1,863	1,933	3,850	4,325
Adjusted EBITDA	$21,749	$15,863	$42,364	$35,050
(1)Consists primarily of interest income.

Adjusted EBITDA increased approximately $5.9M and $7.3M during the three and six months ended March 31, 2026 compared with the three and six months ended March 31, 2025, respectively, due primarily to higher net income, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Home Services and Other

The financial results of HSO consist primarily of the operating results of NJRHS. NJRHS provides service, sales and installation of appliances to service contract customers and has been focused on growing its installation business and expanding its service contract customer base. HSO also includes organizational expenses incurred at NJR. Net (loss) was $(0.2)M and $(0.7)M for the three months ended March 31, 2026 and 2025, respectively. Net income (loss) was $0.3M and $(0.1)M for the six months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each reportable segment and other business operations and provides adequate financial flexibility for accessing capital markets as required. Our consolidated capital structure was as follows:

	March 31, 2026	September 30, 2025
Common stock equity	42%	40%
Long-term debt	53	54
Short-term debt	5	6
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $3.8M of equity through the DRP during both the three months ended March 31, 2026 and 2025, and $7.6M during both the six months ended March 31, 2026 and 2025.

During the six months ended March 31, 2025, we raised approximately $19.9M of equity by issuing approximately 418,000 shares through the waiver discount feature of the DRP. We did not issue shares through the waiver discount feature of the DRP during the three and six months ended March 31, 2026 or during the three months ended March 31, 2025.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5M shares of common stock for repurchase. Since inception, we repurchased a total of approximately 17.8M of those shares and may repurchase an additional 1.7M shares under the approved program. There were no shares repurchased during the three and six months ended March 31, 2026 and 2025.

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

We believe that as of March 31, 2026, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Short-Term Debt

NJR uses short-term borrowings primarily to finance ES's short-term liquidity needs, share repurchases and, on an initial basis, CEV's investments. ES's use of high-volume storage facilities and anticipated pipeline park-and-loan arrangements, combined with related economic hedging activities in the volatile wholesale natural gas market, create significant short-term cash requirements.

As of March 31, 2026, NJR had a revolving credit facility totaling $575M, with approximately $399.7M available under the facility.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250M NJNG Credit Facility. As of March 31, 2026, there was $249.3M available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program, as applicable, and the issuance of letters of credit. Short-term borrowings were as follows:

Six Months Ended
(Thousands)	March 31, 2026
NJR
Notes Payable to banks:
Balance at end of period	$150,000
Weighted average interest rate at end of period	4.90%
Average balance for the period	$222,267
Weighted average interest rate for average balance	5.10%
Month end maximum for the period	$266,550
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$—
Weighted average interest rate at end of period	—%
Average balance for the period	$76,245
Weighted average interest rate for average balance	3.98%
Month end maximum for the period	$151,200

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

As of March 31, 2026, NJR had 29 letters of credit outstanding totaling approximately $25.3M, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Based on its average borrowings during the six months ended March 31, 2026, NJR’s average interest rate was 5.10%, resulting in interest expense of approximately $5.7M. Based on average borrowings of $222.3M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $1.1M during the six months ended March 31, 2026.

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

As of March 31, 2026, NJNG had two letters of credit outstanding for $0.7M, which reduced the amount available under the NJNG Credit Facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during the six months ended March 31, 2026, NJNG’s average interest rate was 3.98%, resulting in interest expense of $1.5M. Based on average borrowings of $76.2M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $0.4M during the six months ended March 31, 2026.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Long-Term Debt

NJR

As of March 31, 2026, NJR's long-term debt consisted of approximately $1.1B in fixed-rate unsecured debt issuances, with maturities ranging from 2026 to 2034.

Neither NJNG nor its assets are obligated or pledged to support NJR's long-term debt.

NJNG

As of March 31, 2026, NJNG's long-term debt consisted of approximately $1.8B in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2028 to 2061, and approximately $43.6M in sale leasebacks of natural gas meters with various maturities ranging from 2026 to 2031.

On April 1, 2026, NJNG remarketed a $15.0M FMB, with an interest rate of 3.75% and a maturity date of April 1, 2059.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Sale Leaseback

NJNG received approximately $15.0M and $11.7M during the six months ended March 31, 2026 and 2025, respectively, in connection with the sale leaseback of its natural gas meters. NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to repurchase the assets sold or renew the lease at the end of the term. As NJNG retains control of the natural gas meters, these arrangements do not qualify as a sale. NJNG uses the financing method to account for the transactions. NJNG continues to evaluate this sale leaseback program based on current market conditions. Natural gas meters are excluded from the lien on NJNG property under the Mortgage Indenture.

CEV enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to seven years. The Company has concluded that these arrangements do not qualify as a sale for accounting purposes, as the Company retains control of the underlying assets, and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. CEV continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the six months ended March 31, 2026 and 2025, CEV received proceeds of approximately $49.3M and $25.7M, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

Contractual Obligations and Capital Expenditures

As of March 31, 2026, the Company had 31 outstanding letters of credit totaling approximately $26.0M, as previously mentioned and there were NJR guarantees covering approximately $151.5M of natural gas purchases and ES demand fee commitments, not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJNG's total capital expenditures spent or accrued during the six months ended March 31, 2026, were approximately $218.9M. During fiscal 2026, total capital expenditures are projected to be between $430M and $480M. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of March 31, 2026, NJNG's future MGP expenditures are estimated to be approximately $166.1M. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

During the six months ended March 31, 2026, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were approximately $109.2M. CEV's expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, CEV enters into agreements to install solar equipment for commercial projects. We estimate solar-related capital expenditures during fiscal 2026 to be between $210M and $290M.

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

During the six months ended March 31, 2026, S&T had capital expenditures spent or accrued for Adelphia totaling approximately $2.4M and capital expenditures spent or accrued for Leaf River totaling approximately $22.1M. During fiscal 2026, we expect expenditures related to Adelphia to be between $5M and $10M and expenditures related to Leaf River to be between $40M and $50M.

ES does not currently anticipate any significant capital expenditures during fiscal 2026 and 2027.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Cash Flows

Operating Activities

Cash flows from operating activities during the six months ended March 31, 2026, totaled approximately $589.3M, compared with approximately $414.1M during the six months ended March 31, 2025. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

Cash flows from operating activities increased approximately $175.2M during the six months ended March 31, 2026, compared with the six months ended March 31, 2025, due primarily to higher base rates and ES Financial Margin, along with the changes in the mix of working capital components.

Investing Activities

Cash flows used in investing activities increased approximately $223.5M during the six months ended March 31, 2026, compared with the six months ended March 31, 2025, due primarily to the receipt of proceeds resulting from CEV's sale of the residential solar portfolio in the prior period, along with increased solar asset expenditures.

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

Cash flows used in financing activities decreased approximately $89.9M during the six months ended March 31, 2026, compared with the six months ended March 31, 2025, due primarily to lower payments of short-term and long-term debt and higher proceeds from solar sale leasebacks, partially offset by lower proceeds from the waiver discount feature of the DRP and long-term debt.

Credit Ratings

The table below summarizes NJNG's credit ratings as of March 31, 2026, issued by two rating entities, Moody's and Fitch:

	Moody's	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-2	F-2
Senior Secured	A1	A+
Ratings Outlook	Stable	Stable

The Moody's ratings and outlook were reaffirmed in June 2025. The Fitch ratings and outlook were reaffirmed in March 2026. NJNG's Moody's and Fitch ratings are investment-grade ratings. NJR is not rated by Moody’s or Fitch.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase (Decrease)	Less	Balance
(Thousands)	September 30, 2025	in Fair Market Value	Amounts Settled	March 31, 2026
NJNG	$346	(377)	—	$(31)
ES	7,344	259	4,610	2,993
Total	$7,690	(118)	4,610	$2,962

There were no changes in methods of valuations during the six months ended March 31, 2026.

The following is a summary of fair market value of financial derivatives as of March 31, 2026, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2026	2027	2028 - 2030	After 2030	Total Fair Value
Price based on ICE	$1,913	1,045	4	—	$2,962

The following is a summary of financial derivatives by type as of March 31, 2026:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	25.9	$2.88 - $4.36	$(31)
ES	Futures	3.2	$1.81 - $4.78	2,993
Total				$2,962

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2025	(Decrease) in Fair Market Value	Amounts Settled	March 31, 2026
NJNG - Prices based on other external data	$28	1,774	1,722	$80
ES - Prices based on other external data	(4,788)	(335)	52	(5,175)
Total	$(4,760)	1,439	1,774	$(5,095)

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10% movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $1.0M. This analysis does not include potential changes to reported credit adjustments embedded in the $2.7M reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(492)	$(983)	$(1,475)	$(1,966)
Ending derivative fair value	$2,711	$2,219	$1,728	$1,236	$745

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$492	$983	$1,475	$1,966
Ending derivative fair value	$2,711	$3,203	$3,694	$4,186	$4,677

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of March 31, 2026. Gross credit exposure for ES is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for S&T is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

ES's, CEV's and S&T's counterparty credit exposure as of March 31, 2026, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$73,971	$65,427
Noninvestment grade	7,767	1,542
Internally rated investment grade	13,298	12,820
Internally rated noninvestment grade	21,230	9,166
Total	$116,266	$88,955

NJNG's counterparty credit exposure as of March 31, 2026, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$10,660	$9,512
Noninvestment grade	2,265	—
Internally rated investment grade	198	151
Internally rated noninvestment grade	2,169	—
Total	$15,292	$9,663

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2025, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings on the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended March 31, 2026, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended March 31, 2026:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
1/1/26 - 1/31/26	—	—	—	1,685,053
2/1/26 - 2/28/26	—	—	—	1,685,053
3/1/26 - 3/31/26	—	—	—	1,685,053
Total	—	—	—	1,685,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of March 31, 2026, included 19.5M shares of common stock for repurchase, of which, approximately 1.7M shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

New Jersey Resources Corporation
Part II
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1
First Amendment of the Amended and Restated Savings Equalization Plan of New Jersey Resources Corporation, dated as of January 6, 2026 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, as filed on February 3, 2026)

10.2
First Amendment of the Amended and Restated Pension Equalization Plan of New Jersey Resources Corporation, dated as of January 6, 2026 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, as filed on February 3, 2026)

10.3	New Jersey Resources Corporation 2026 Stock Award and Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement dated December 10, 2025)

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended March 31, 2026, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	May 5, 2026
By:/s/ Christopher D'Antuono
Christopher D'Antuono
Corporate Controller (Principal Accounting Officer)