Form 10-Q
period 2026-06-30
NEW JERSEY RESOURCES CORP
filed 2026-08-04
CIK 356309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Yes: ☐            No: ☒

The number of shares outstanding of $2.50 par value Common Stock as of July 31, 2026 was 101,467,946.

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

We caution readers that the expectations, assumptions and beliefs that form the basis for forward-looking statements regarding customer growth, customer usage, qualifications for ITCs, RECs, future rate case proceedings and other filings with the BPU, financial condition, results of operations, cash flows, capital requirements, future capital expenditures, market risk, effective tax rate and other matters for fiscal 2026 and thereafter are subject to many factors that are beyond our ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants and changes in the debt and equity capital markets. The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, as well as the following, which are neither presented in order of importance nor weighted:
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
•impacts of inflation, including the current inflationary environment, tariffs and increased natural gas costs;
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

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2026	2025	2026	2025
OPERATING REVENUES
Utility	$200,869	$204,790	$1,251,692	$1,156,558
Nonutility	148,311	94,156	641,743	543,776
Total operating revenues	349,180	298,946	1,893,435	1,700,334
OPERATING EXPENSES
Natural gas purchases:
Utility	64,255	73,321	508,306	473,975
Nonutility	82,200	67,852	308,164	287,277
Related parties	1,280	1,268	3,799	4,652
Operation and maintenance	105,574	100,133	304,751	299,806
Regulatory rider expenses	10,434	10,979	103,038	81,956
Depreciation and amortization	53,545	47,000	153,250	140,296
Gain on sale of assets	—	(545)	—	(56,092)
Total operating expenses	317,288	300,008	1,381,308	1,231,870
OPERATING INCOME (LOSS)	31,892	(1,062)	512,127	468,464
Other income, net	14,772	11,040	42,427	39,663
Interest expense, net of capitalized interest	35,199	31,694	105,850	98,112
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES	11,465	(21,716)	448,704	410,015
Income tax provision (benefit)	3,353	(5,142)	103,754	93,835
Equity in earnings of affiliates	1,577	1,523	6,141	4,375
NET INCOME (LOSS)	$9,689	$(15,051)	$351,091	$320,555

INCOME (LOSS) PER COMMON SHARE
Basic	$0.10	$(0.15)	$3.48	$3.20
Diluted	$0.10	$(0.15)	$3.46	$3.18
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	101,092	100,373	100,881	100,173
Diluted	101,780	100,373	101,526	100,813

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2026	2025	2026	2025
Net income (loss)	$9,689	$(15,051)	$351,091	$320,555
Other comprehensive income, net of tax
Reclassifications of losses to net income (loss) on derivatives designated as hedging instruments, net of tax of $(79), $(79), $(238) and $(238), respectively	264	264	790	790
Adjustment to postemployment benefit obligation, net of tax of $1, $58, $4 and $174, respectively	(7)	(196)	(17)	(587)
Other comprehensive income, net of tax	$257	$68	$773	$203
Comprehensive income (loss)	$9,946	$(14,983)	$351,864	$320,758
See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	June 30,
(Thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$351,091	$320,555
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	4,460	(10,072)
Gain on sale of assets	—	(56,092)
Depreciation and amortization	153,250	140,296
Allowance for equity used during construction	(10,774)	(6,756)
Allowance for doubtful accounts	6,219	8,598
Non cash lease expense	3,261	3,282
Deferred income taxes	67,950	48,510
Equivalent value of ITCs recognized on equipment financing	(22,333)	(14,322)
Manufactured gas plant remediation costs	(3,321)	(7,289)
Equity in earnings, net of distributions received from equity investees	(246)	—
Cost of removal - asset retirement obligations	(1,533)	(1,295)
Contributions to postemployment benefit plans	(913)	(759)
Changes in:
Components of working capital	(8,448)	(48,374)
Other noncurrent assets and liabilities	39,117	8,892
Cash flows from operating activities	577,780	385,174
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for:
Utility plant	(315,256)	(274,028)
Solar equipment	(157,969)	(117,978)
Storage and Transportation and other	(48,984)	(18,586)
Cost of removal	(30,574)	(32,911)
Distribution from equity investees in excess of equity in earnings	—	625
Proceeds from sale of assets	—	136,947
Cash flows used in investing activities	(552,783)	(305,931)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from long-term debt	15,000	100,000
Payments of long-term debt	(34,250)	(190,322)
Proceeds from short-term debt, net	24,400	14,850
Proceeds from sale leaseback transactions - solar	100,572	100,271
Proceeds from sale leaseback transactions - natural gas meters	15,016	11,714
Payments of common stock dividends	(143,482)	(134,897)
Proceeds from waiver discount issuance of common stock	26,879	19,910
Proceeds from issuance of common stock - DRP	11,265	11,243
Tax withholding payments related to net settled stock compensation	(6,934)	(11,635)
Cash flows from (used in) financing activities	8,466	(78,866)
Change in cash, cash equivalents and restricted cash	33,463	377
Cash, cash equivalents and restricted cash at beginning of period	1,649	1,612
Cash, cash equivalents and restricted cash at end of period	$35,112	$1,989
CHANGES IN COMPONENTS OF WORKING CAPITAL
Receivables	$(85,995)	$(74,552)
Inventories	59,013	26,442
Recovery of natural gas costs	80,190	5,589
Natural gas purchases payable	6,687	5,790
Natural gas purchases payable - related parties	(1)	(229)
Deferred revenue, current	(2,504)	1,944
Accounts payable and other	(27,429)	(29,592)
Prepaid expenses	(5,415)	(3,310)
Prepaid and accrued taxes	(2,950)	25,917
Restricted broker margin accounts	(10,225)	12,425
Customers' credit balances and deposits	(15,090)	(14,711)
Other current assets and liabilities	(4,729)	(4,087)
Total	$(8,448)	$(48,374)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
Interest (net of amounts capitalized)	$108,274	$98,938
Income taxes	$31,623	$8,654
Accrued capital expenditures	$50,939	$28,391

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
(Thousands)	June 30, 2026	September 30, 2025
PROPERTY, PLANT AND EQUIPMENT
Utility plant, at cost	$4,767,029	$4,434,220
Construction work in progress	378,763	395,943
Nonutility plant and equipment, at cost	2,123,940	1,972,811
Construction work in progress	216,606	151,404
Total property, plant and equipment	7,486,338	6,954,378
Accumulated depreciation and amortization, utility plant	(919,587)	(850,757)
Accumulated depreciation and amortization, nonutility plant and equipment	(331,544)	(293,522)
Property, plant and equipment, net	6,235,207	5,810,099
CURRENT ASSETS
Cash and cash equivalents	33,955	591
Customer accounts receivable
Billed	190,779	109,366
Unbilled revenues	27,689	24,194
Allowance for doubtful accounts	(16,503)	(11,371)
Regulatory assets	32,229	48,898
Natural gas in storage, at average cost	152,941	215,836
Materials and supplies, at average cost	47,302	43,420
Prepaid expenses	16,263	10,848
Prepaid taxes	75,334	67,143
Derivatives, at fair value	6,697	12,514
Restricted broker margin accounts	8,918	8,920
Other current assets	43,762	39,517
Total current assets	619,366	569,876
NONCURRENT ASSETS
Investments in equity method investees	101,381	101,243
Regulatory assets	650,105	672,518
Operating lease assets	198,383	185,596
Derivatives, at fair value	1,908	2,319
Software costs	11,037	11,151
Deferred income taxes	21,292	20,821
Postemployment employee benefit assets	44,150	40,813
Notes receivable	42,500	42,500
Other noncurrent assets	99,129	121,839
Total noncurrent assets	1,169,885	1,198,800
Total assets	$8,024,458	$7,578,775

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CAPITALIZATION AND LIABILITIES

	(Unaudited)
(Thousands, except share data)	June 30, 2026	September 30, 2025
CAPITALIZATION
Common stock, $2.50 par value; authorized 150,000,000 shares; outstanding shares June 30, 2026 — 101,410,957; September 30, 2025 — 100,478,590	$253,039	$250,705
Premium on common stock	722,614	676,635
Accumulated other comprehensive loss, net of tax	(10,690)	(11,463)
Treasury stock at cost and other; shares June 30, 2026 — 18,922; September 30, 2025 — 17,273	19,867	24,422
Retained earnings	1,658,630	1,451,367
Common stock equity	2,643,460	2,391,666
Long-term debt	3,200,089	3,250,387
Total capitalization	5,843,549	5,642,053
CURRENT LIABILITIES
Current maturities of long-term debt	282,881	158,192
Short-term debt	220,000	195,600
Natural gas purchases payable	69,280	62,593
Natural gas purchases payable to related parties	640	641
Deferred revenue	20,101	22,605
Accounts payable and other	166,676	204,478
Dividends payable	48,065	47,719
Accrued taxes	15,921	11,722
Regulatory liabilities	70,082	12,884
New Jersey Clean Energy Program	14,588	17,171
Derivatives, at fair value	6,084	7,620
Operating lease liabilities	5,534	4,388
Restricted broker margin accounts	653	3,949
Customers' credit balances and deposits	16,207	31,297
Total current liabilities	936,712	780,859
NONCURRENT LIABILITIES
Deferred income taxes	496,791	438,411
Deferred investment tax credits	1,669	1,878
Deferred revenue	37,023	17,580
Derivatives, at fair value	4,397	4,283
Manufactured gas plant remediation	165,170	166,990
Postemployment employee benefit liability	110,803	108,830
Regulatory liabilities	167,403	171,177
Operating lease liabilities	171,504	159,131
Asset retirement obligations	78,503	76,507
Other noncurrent liabilities	10,934	11,076
Total noncurrent liabilities	1,244,197	1,155,863
Commitments and contingent liabilities (Note 13)
Total capitalization and liabilities	$8,024,458	$7,578,775

See Notes to Unaudited Condensed Consolidated Financial Statements

New Jersey Resources Corporation
Part I

ITEM 1. FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY (Unaudited)

(Thousands)	Number of Shares	Common Stock	Premium on Common Stock	Accumulated Other Comprehensive (Loss) Income	Treasury Stock and Other	Retained Earnings	Total
Balance as of September 30, 2025	100,479	$250,705	$676,635	$(11,463)	$24,422	$1,451,367	$2,391,666
Net income	—	—	—	—	—	122,490	122,490
Other comprehensive income	—	—	—	258	—	—	258
Common stock issued:
Incentive compensation plan	194	485	8,405	—	—	—	8,890
Dividend reinvestment plan	79	198	3,535	—	—	—	3,733
Cash dividend declared ($.48 per share)	—	—	—	—	—	(47,855)	(47,855)
Treasury stock and other	(2)	—	—	—	(6,847)	—	(6,847)
Balance as of December 31, 2025	100,750	$251,388	$688,575	$(11,205)	$17,575	$1,526,002	$2,472,335
Net income	—	—	—	—	—	218,912	218,912
Other comprehensive income	—	—	—	258	—	—	258
Common stock issued:
Incentive compensation plan	30	75	1,300	—	—	—	1,375
Dividend reinvestment plan	82	204	3,590	—	—	—	3,794
Cash dividend declared ($.48 per share)	—	—	—	—	—	(47,908)	(47,908)
Treasury stock and other	—	—	—	—	(209)	—	(209)
Balance as of March 31, 2026	100,862	$251,667	$693,465	$(10,947)	$17,366	$1,697,006	$2,648,557
Net income	—	—	—	—	—	9,689	9,689
Other comprehensive income	—	—	—	257	—	—	257
Common stock issued:
Incentive compensation plan	1	2	32	—	—	—	34
Dividend reinvestment plan	66	166	3,442	—	—	—	3,608
Waiver discount	482	1,204	25,675	—	—	—	26,879
Cash dividend declared ($.48 per share)	—	—	—	—	—	(48,065)	(48,065)
Treasury stock and other	—	—	—	—	2,501	—	2,501
Balance as of June 30, 2026	101,411	$253,039	$722,614	$(10,690)	$19,867	$1,658,630	$2,643,460

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

ES has a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The AMAs include a series of temporary and permanent releases, and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed-upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. ES recognized operating revenue of approximately $4.9M during both the three months ended June 30, 2026 and 2025, and approximately $14.8M during both the nine months ended June 30, 2026 and 2025, related to the AMAs on the Unaudited Condensed Consolidated Statements of Operations. Amounts received in excess of revenue recognized totaling approximately $56.4M and $36.8M are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and September 30, 2025, respectively.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Unaudited Condensed Consolidated Balance Sheets to the total amounts in the Unaudited Condensed Consolidated Statements of Cash Flows as follows:

(Thousands)	June 30, 2026	September 30, 2025	June 30, 2025
Balance Sheet
Cash and cash equivalents	$33,955	$591	$931
Restricted cash in other noncurrent assets	$1,157	$1,058	$1,058
Statements of Cash Flow
Cash, cash equivalents and restricted cash	$35,112	$1,649	$1,989

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

Loans and Notes Receivable

NJNG currently provides loans, with terms ranging from five to 10 years, to customers that elect to purchase and install certain energy-efficient equipment in accordance with its BPU-approved SAVEGREEN program. The loans are recognized at fair value on the Unaudited Condensed Consolidated Balance Sheets. The Company has approximately $25.6M and $21.5M recorded in other current assets and approximately $82.9M and $69.4M in other noncurrent assets as of June 30, 2026 and September 30, 2025, respectively, on the Unaudited Condensed Consolidated Balance Sheets, related to the loans.

In August 2025, CEV entered into a seller-based financing arrangement with a third party for the sale of certain solar energy modules totaling approximately $42.5M. Amounts related to the financing are due to CEV no later than December 31, 2027, and are recorded as notes receivable within the Company’s Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and September 30, 2025.

The Company evaluates loans and notes receivable for collectability each reporting period in accordance with the current expected credit loss model. If necessary, an allowance is recorded to reflect potential losses. As of both June 30, 2026 and September 30, 2025, the Company has not recorded a reserve for credit losses associated with outstanding loans and notes receivable.

Natural Gas in Storage

The following table summarizes natural gas in storage, at average cost by segment as of:

	June 30, 2026		September 30, 2025
($ in thousands)	Natural Gas in Storage	Bcf	Natural Gas in Storage	Bcf
NJNG	$118,286	20.2	$184,099	30.8
ES	32,912	14.1	30,686	13.2
S&T	1,743	0.5	1,051	0.3
Total	$152,941	34.8	$215,836	44.3

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

The following tables present the software costs included in the Unaudited Condensed Consolidated Financial Statements:

(Thousands)	June 30, 2026	September 30, 2025
Balance Sheets
Utility plant, at cost	$254,028	$132,868
Construction work in progress	$—	$87,274
Nonutility plant and equipment, at cost	$344	$344
Accumulated depreciation and amortization, utility plant	$(37,011)	$(24,906)
Accumulated depreciation and amortization, nonutility plant and equipment	$(93)	$(70)
Software costs	$11,037	$11,151

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Statements of Operations	2026	2025	2026	2025
Operation and maintenance	$182	$1,335	$698	$5,221
Depreciation and amortization	$5,601	$3,190	$12,128	$8,733

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

Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of related tax effects during the three months ended June 30, 2026 and 2025:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance as of March 31, 2026	$(4,637)	$(6,310)		$(10,947)
Other comprehensive income (loss), net of tax
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(79), $1, $(78), respectively	264	(7)	(1)	257
Balance as of June 30, 2026	$(4,373)	$(6,317)		$(10,690)

Balance as of March 31, 2025	$(5,689)	$(697)		$(6,386)
Other comprehensive income (loss), net of tax
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(79), $58 and $(21), respectively	264	(196)	(1)	68
Balance as of June 30, 2025	$(5,425)	$(893)		$(6,318)
(1)Included in the computation of net periodic pension cost, a component of O&M on the Unaudited Condensed Consolidated Statements of Operations.

The following table presents the changes in the components of accumulated other comprehensive loss, net of related tax effects during the nine months ended June 30, 2026 and 2025:

(Thousands)	Cash Flow Hedges	Postemployment Benefit Obligation		Total
Balance as of September 30, 2025	$(5,163)	$(6,300)		$(11,463)
Other comprehensive income (loss), net of tax
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(238), $4 and $(234), respectively	790	(17)	(1)	773
Balance as of June 30, 2026	$(4,373)	$(6,317)		$(10,690)

Balance as of September 30, 2024	$(6,215)	$(306)		$(6,521)
Other comprehensive income (loss), net of tax
Amounts reclassified from accumulated other comprehensive income (loss) net of tax of $(238), $174 and $(64), respectively	790	(587)	(1)	203
Balance as of June 30, 2025	$(5,425)	$(893)		$(6,318)
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

Environmental Credits and Environmental Credit Obligations

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes comprehensive accounting guidance for environmental credits and related obligations. The guidance becomes effective for the Company on October 1, 2028. The Company is required to apply the amendment retrospectively, with early adoption permitted. The Company is currently evaluating the amendment to determine its impact on the Company’s financial position, results of operations, and disclosures upon adoption.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by product line and by reportable segment and other business operations during the three months ended June 30, 2026 and 2025, are as follows:

(Thousands)	NJNG	CEV		ES	S&T	HSO	Total
2026
Natural gas utility sales (1)	$172,004	—		—	—	—	$172,004
Natural gas services	—	—		18,024	31,388	—	49,412
Service contracts	—	—		—	—	9,760	9,760
Installations and maintenance	—	—		—	—	7,998	7,998
Renewable energy certificates	—	8,469		—	—	—	8,469
Electricity sales	—	10,555		—	—	—	10,555
Eliminations (2)	(238)	—		—	30	(5)	(213)
Revenues from contracts with customers	171,766	19,024		18,024	31,418	17,753	257,985
Alternative revenue programs (3)	5,032	—		—	—	—	5,032
Derivative instruments	24,071	154	(4)	61,938	—	—	86,163
Revenues out of scope	29,103	154		61,938	—	—	91,195
Total operating revenues	$200,869	19,178		79,962	31,418	17,753	$349,180
2025
Natural gas utility sales (1)	$168,140	—		—	—	—	$168,140
Natural gas services	—	—		11,807	27,129	—	38,936
Service contracts	—	—		—	—	9,381	9,381
Installations and maintenance	—	—		—	—	6,796	6,796
Renewable energy certificates	—	4,964		—	—	—	4,964
Electricity sales	—	6,887		—	—	—	6,887
Eliminations (2)	(238)	—		—	—	(30)	(268)
Revenues from contracts with customers	167,902	11,851		11,807	27,129	16,147	234,836
Alternative revenue programs (3)	48	—		—	—	—	48
Derivative instruments	36,840	179	(4)	27,043	—	—	64,062
Revenues out of scope	36,888	179		27,043	—	—	64,110
Total operating revenues	$204,790	12,030		38,850	27,129	16,147	$298,946
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by product line and by reportable segment and other business operations during the nine months ended June 30, 2026 and 2025, are as follows:

(Thousands)	NJNG	CEV		ES	S&T	HSO	Total
2026
Natural gas utility sales (1)	$1,121,684	—		—	—	—	$1,121,684
Natural gas services	—	—		44,355	88,902	—	133,257
Service contracts	—	—		—	—	28,743	28,743
Installations and maintenance	—	—		—	—	19,979	19,979
Renewable energy certificates	—	15,586		—	—	—	15,586
Electricity sales	—	21,673		—	—	—	21,673
Eliminations (2)	(713)	—		—	30	(5)	(688)
Revenues from contracts with customers	1,120,971	37,259		44,355	88,932	48,717	1,340,234
Alternative revenue programs (3)	(45,523)	—		—	—	—	(45,523)
Derivative instruments	176,244	23,611	(4)	398,869	—	—	598,724
Revenues out of scope	130,721	23,611		398,869	—	—	553,201
Total operating revenues	$1,251,692	60,870		443,224	88,932	48,717	$1,893,435
2025
Natural gas utility sales (1)	$973,993	—		—	—	—	$973,993
Natural gas services	—	—		35,644	79,064	—	114,708
Service contracts	—	—		—	—	27,883	27,883
Installations and maintenance	—	—		—	—	19,206	19,206
Renewable energy certificates	—	10,726		—	—	—	10,726
Electricity sales	—	17,680		—	—	—	17,680
Eliminations (2)	(881)	—		—	(41)	(287)	(1,209)
Revenues from contracts with customers	973,112	28,406		35,644	79,023	46,802	1,162,987
Alternative revenue programs (3)	(25,487)	—		—	—	—	(25,487)
Derivative instruments	208,933	17,997	(4)	335,904	—	—	562,834
Revenues out of scope	183,446	17,997		335,904	—	—	537,347
Total operating revenues	$1,156,558	46,403		371,548	79,023	46,802	$1,700,334
(1)Includes building rent related to the Wall headquarters, which is eliminated in consolidation.
(2)Consists of transactions between subsidiaries that are eliminated in consolidation.
(3)Includes CIP revenue.
(4)Includes SREC revenue.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated revenues from contracts with customers by customer type and by reportable segment and other business operations during the three months ended June 30, 2026 and 2025, are as follows:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
2026
Residential	$116,616	—	—	—	17,729	$134,345
Commercial and industrial	27,075	19,024	18,024	31,418	24	95,565
Firm transportation	26,023	—	—	—	—	26,023
Interruptible, off-tariff and other	2,052	—	—	—	—	2,052
Revenues out of scope	29,103	154	61,938	—	—	91,195
Total operating revenues	$200,869	19,178	79,962	31,418	17,753	$349,180
2025
Residential	$114,878	—	—	—	16,107	$130,985
Commercial and industrial	27,970	11,851	11,807	27,129	40	78,797
Firm transportation	22,011	—	—	—	—	22,011
Interruptible, off-tariff and other	3,043	—	—	—	—	3,043
Revenues out of scope	36,888	179	27,043	—	—	64,110
Total operating revenues	$204,790	12,030	38,850	27,129	16,147	$298,946

Disaggregated revenues from contracts with customers by customer type and by reportable segment and other business operations during the nine months ended June 30, 2026 and 2025, are as follows:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
2026
Residential	$845,130	—	—	—	48,638	$893,768
Commercial and industrial	164,776	37,259	44,355	88,932	79	335,401
Firm transportation	104,541	—	—	—	—	104,541
Interruptible, off-tariff and other	6,524	—	—	—	—	6,524
Revenues out of scope	130,721	23,611	398,869	—	—	553,201
Total operating revenues	$1,251,692	60,870	443,224	88,932	48,717	$1,893,435
2025
Residential	$730,797	2,110	—	—	46,630	$779,537
Commercial and industrial	143,271	26,296	35,644	79,023	172	284,406
Firm transportation	91,744	—	—	—	—	91,744
Interruptible, off-tariff and other	7,300	—	—	—	—	7,300
Revenues out of scope	183,446	17,997	335,904	—	—	537,347
Total operating revenues	$1,156,558	46,403	371,548	79,023	46,802	$1,700,334

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Customer Accounts Receivable/Credit Balances and Deposits

The timing of revenue recognition, customer billings and cash collections resulting in accounts receivables, billed and unbilled, and customers’ credit balances and deposits on the Unaudited Condensed Consolidated Balance Sheets during the nine months ended June 30, 2026 and 2025, are as follows:

	Customer Accounts Receivable		Customers' Credit
(Thousands)	Billed	Unbilled	Balances and Deposits
Balance as of September 30, 2025	$109,366	$24,194	$31,297
Increase (decrease)	81,413	3,495	(15,090)
Balance as of June 30, 2026	$190,779	$27,689	$16,207
Balance as of September 30, 2024	$105,531	$20,094	$38,595
Increase (decrease)	67,730	1,815	(14,711)
Balance as of June 30, 2025	$173,261	$21,909	$23,884

The following table provides information about receivables, which are included within accounts receivable, billed and unbilled, and customers’ credit balances and deposits, respectively, on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and September 30, 2025:

(Thousands)	NJNG	CEV	ES	S&T	HSO	Total
June 30, 2026
Customer accounts receivable
Billed	$136,646	9,065	29,611	10,418	5,039	$190,779
Unbilled	12,211	15,478	—	—	—	27,689
Customers' credit balances and deposits	(16,175)	—	—	(32)	—	(16,207)
Total	$132,682	24,543	29,611	10,386	5,039	$202,261
September 30, 2025
Customer accounts receivable
Billed	$75,789	6,818	17,483	8,172	1,104	$109,366
Unbilled	14,817	9,377	—	—	—	24,194
Customers' credit balances and deposits	(31,257)	—	—	(40)	—	(31,297)
Total	$59,349	16,195	17,483	8,132	1,104	$102,263

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for NJNG are comprised of the following:

(Thousands)	June 30, 2026	September 30, 2025
Regulatory assets-current
New Jersey Clean Energy Program	$14,588	$17,171
Conservation Incentive Program	—	22,697
Derivatives at fair value, net	15,530	7,544
Other current regulatory assets	1,615	1,486
Total current regulatory assets	$31,733	$48,898
Regulatory assets-noncurrent
Environmental remediation costs:
Expended, net of recoveries	$60,694	$74,961
Liability for future expenditures	165,170	166,990
Deferred income taxes	49,300	46,013
SAVEGREEN	148,087	141,562
Postemployment and other benefit costs	42,560	41,275
Cost of removal	126,975	132,895
Other noncurrent regulatory assets	52,361	63,612
Total noncurrent regulatory assets	$645,147	$667,308
Regulatory liability-current
Overrecovered natural gas costs	$45,310	$10,643
Conservation Incentive Program	22,826	—
Total current regulatory liabilities	$68,136	$10,643
Regulatory liabilities-noncurrent
Tax Act impact	$166,545	$170,309
Other noncurrent regulatory liabilities	858	868
Total noncurrent regulatory liabilities	$167,403	$171,177

Regulatory assets and liabilities included on the Unaudited Condensed Consolidated Balance Sheets for Adelphia are comprised of the following:

(Thousands)	June 30, 2026	September 30, 2025
Total current regulatory assets	$496	$—
Total noncurrent regulatory assets	$4,958	$5,210
Total current regulatory liabilities	$1,946	$2,241

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

•On June 1, 2026, NJNG submitted its annual BGSS/CIP filing to the BPU requesting a decrease of approximately $27.4M to annual revenues related to BGSS, an increase of approximately $1.0M related to its balancing charge and a decrease of approximately $46.8M to CIP rates, effective October 1, 2026.

•On June 1, 2026, NJNG filed a base rate case with the BPU requesting a natural gas revenue increase of $157.6M including a recovery of infrastructure investments, a change in the Company's overall rate of return on rate base to 7.60% and a change in the return on common equity to 10.10%.

•On June 1, 2026, NJNG submitted its annual SAVEGREEN cost recovery filing to the BPU requesting a decrease to annual recoveries of approximately $18.3M, effective October 1, 2026.

•On June 29, 2026, NJNG submitted its annual USF filing to the BPU requesting a decrease to annual recoveries of approximately $1.8M, effective October 1, 2026.

Unless otherwise noted, NJNG cannot predict the outcome or ultimate resolution for open regulatory matters.

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

Clean Energy Ventures

The Company elects NPNS accounting treatment on PPAs executed by CEV that meet the definition of a derivative and accounts for the contract on an accrual basis. Accordingly, electricity sales are recognized in revenues throughout the term of the PPA as electricity is delivered. NPNS is a contract-by-contract election and where it makes sense to do so, the Company can and may elect to treat certain contracts as normal.

Fair Value of Derivatives

The following table presents the fair value of the Company's derivative assets and liabilities recognized on the Unaudited Condensed Consolidated Balance Sheets as of:

		Derivatives at Fair Value
		June 30, 2026		September 30, 2025
(Thousands)	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
ES:
Physical commodity contracts	Derivatives - current	$1,940	$5,031	$3,709	$5,878
	Derivatives - noncurrent	1,525	3,844	1,312	3,931
Financial commodity contracts	Derivatives - current	4,686	1,010	8,426	1,736
	Derivatives - noncurrent	383	553	1,006	352
NJNG:
Physical commodity contracts	Derivatives - current	$71	$27	$30	$2
Financial commodity contracts	Derivatives - current	—	16	349	4
	Derivatives - noncurrent	—	—	1	—
Total fair value of derivatives		$8,605	$10,481	$14,833	$11,903

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

	Asset Derivatives				Liability Derivatives
(Thousands)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)	Fair Value (1)	Amounts Offset (2)	Collateral Received/Pledged (3)	Net Value (4)
As of June 30, 2026
ES Contracts
Physical commodity	$3,465	(1,799)	—	$1,666	$8,875	(1,799)	(2,397)	$4,679
Financial commodity	5,069	(1,563)	(654)	2,852	1,563	(1,563)	—	—
Total ES	$8,534	(3,362)	(654)	$4,518	$10,438	(3,362)	(2,397)	$4,679
NJNG Contracts
Physical commodity	$71	(5)	—	$66	$27	(5)	—	$22
Financial commodity	—	—	—	—	16	—	(16)	—
Total NJNG	$71	(5)	—	$66	$43	(5)	(16)	$22
As of September 30, 2025
ES Contracts
Physical commodity	$5,021	(2,061)	—	$2,960	$9,809	(2,061)	(2,022)	$5,726
Financial commodity	9,432	(2,088)	(3,951)	3,393	2,088	(2,088)	—	—
Total ES	$14,453	(4,149)	(3,951)	$6,353	$11,897	(4,149)	(2,022)	$5,726
NJNG Contracts
Physical commodity	$30	(1)	—	$29	$2	(1)	—	$1
Financial commodity	350	(4)	—	346	4	(4)	—	—
Total NJNG	$380	(5)	—	$375	$6	(5)	—	$1
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

The following table presents the effect of derivative instruments recognized on the Unaudited Condensed Consolidated Statements of Operations for the periods set forth below:

(Thousands)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
Derivatives not designated as hedging instruments:		2026	2025	2026	2025
ES:
Physical commodity contracts	Operating revenues	$1,092	$(24,938)	$(498)	$8,510
Physical commodity contracts	Natural gas purchases	(838)	(158)	109	(1,185)
Financial commodity contracts	Natural gas purchases	2,038	8,924	1,583	6,112
Physical commodity contracts	Operation and maintenance	94	1,356	127	230
Total unrealized and realized gain (loss)		$2,386	$(14,816)	$1,321	$13,667

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

The following table reflects the gains (losses) associated with NJNG's derivative instruments for the periods set forth below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2026	2025	2026	2025
NJNG:
Physical commodity contracts	$655	$1,166	$(2,390)	$(17,408)
Financial commodity contracts	(1,025)	(21,301)	(15,229)	14,676
Total unrealized and realized loss	$(370)	$(20,135)	$(17,619)	$(2,732)

NJNG and ES had the following outstanding long (short) derivatives as of:

	Natural Gas Distribution		Energy Services
Volumes (Bcf)	Futures	Physical Commodity	Futures	Physical Commodity
June 30, 2026	27.1	4.7	(9.8)	(3.3)
September 30, 2025	36.1	6.0	(4.7)	5.5

Not included in the above table are 0.9M SRECs that were open as of both June 30, 2026 and September 30, 2025.

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

The balances by reportable segment are as follows:

(Thousands)	Balance Sheet Location	June 30, 2026	September 30, 2025
NJNG	Restricted broker margin accounts-current assets	$5,614	$5,480
ES	Restricted broker margin accounts-current assets	$3,304	$3,440
	Restricted broker margin accounts-current liabilities	$653	$3,949

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

The following is a summary of gross credit exposures grouped by investment and noninvestment grade counterparties, as of June 30, 2026. The amounts presented below have not been reduced by any collateral received or netting and exclude accounts receivable for NJNG retail natural gas sales and services.

(Thousands)	Gross Credit Exposure
Investment grade	$96,741
Noninvestment grade	14,171
Internally rated investment grade	13,751
Internally rated noninvestment grade	18,249
Total	$142,912

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

Collateral amounts associated with any of these conditions are determined based on a sliding scale and are contingent upon the degree to which the Company's credit rating and/or financial metrics deteriorate, and the extent to which liability amounts exceed applicable threshold limits. Derivative instruments with credit-risk-related contingent features that were in a liability position for which collateral is required were immaterial as of June 30, 2026 and September 30, 2025. These amounts differ from the respective net derivative liabilities reflected on the Unaudited Condensed Consolidated Balance Sheets because the agreements also include clauses, commonly known as “Rights of Offset,” that would permit the Company to offset its derivative assets against its derivative liabilities for determining additional collateral to be posted, as previously discussed.

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

The estimated fair value of long-term debt, including current maturities, excluding natural gas meter sale leasebacks, debt issuance costs and solar asset sale leasebacks, is as follows:

(Thousands)	June 30, 2026	September 30, 2025
Carrying value (1) (2)	$2,917,845	$2,917,845
Fair market value	$2,585,645	$2,631,512
(1)Excludes NJNG's debt issuance costs of approximately $11.1M and $11.3M as of June 30, 2026 and September 30, 2025, respectively.
(2)Excludes NJR's debt issuance costs of approximately $2.4M and $2.9M as of June 30, 2026 and September 30, 2025, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company enters into sale leaseback transactions for certain commercial solar assets and natural gas meters. These transactions are recorded within long-term debt on the Unaudited Condensed Consolidated Balance Sheets. The carrying value of solar sale leasebacks was approximately $538.0M and $471.5M and the estimated fair value was approximately $538.8M and $481.4M as of June 30, 2026 and September 30, 2025, respectively. The carrying value of the natural gas meter sale leasebacks was approximately $41.2M and $33.5M and the estimated fair value of certain natural gas meter sale leasebacks amounted to approximately $40.4M and $32.5M as of June 30, 2026 and September 30, 2025, respectively.

The Company utilizes a discounted cash flow method to determine the fair value of its debt. Inputs include observable municipal and corporate yields, as appropriate for the maturity of the specific debt instrument and the Company's credit rating. As of June 30, 2026 and September 30, 2025, the Company discloses its debt within Level 2 of the fair value hierarchy.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2026
Assets:
Physical commodity contracts	$—	$3,536	$—	$3,536
Financial commodity contracts	5,069	—	—	5,069
Money market funds	4	—	—	4
Other	2,548	—	—	2,548
Total assets at fair value	$7,621	$3,536	$—	$11,157
Liabilities:
Physical commodity contracts	$—	$8,902	$—	$8,902
Financial commodity contracts	1,579	—	—	1,579
Total liabilities at fair value	$1,579	$8,902	$—	$10,481
As of September 30, 2025
Assets:
Physical commodity contracts	$—	$5,051	$—	$5,051
Financial commodity contracts	9,782	—	—	9,782
Money market funds	5	—	—	5
Other	2,589	—	—	2,589
Total assets at fair value	$12,376	$5,051	$—	$17,427
Liabilities:
Physical commodity contracts	$—	$9,811	$—	$9,811
Financial commodity contracts	2,092	—	—	2,092
Total liabilities at fair value	$2,092	$9,811	$—	$11,903

7. INVESTMENTS IN EQUITY INVESTEES

The Company holds a 50% equity method investment in Steckman Ridge, a jointly owned and controlled natural gas storage facility located in Bedford County, Pennsylvania. The Company's investment in Steckman Ridge was approximately $101.4M and $101.2M as of June 30, 2026 and September 30, 2025, respectively, which includes loans with a total outstanding principal balance of approximately $70.4M for both periods. These loans accrue interest at a variable rate that resets quarterly and are due October 1, 2027.

NJNG and ES have entered into storage and park and loan agreements with Steckman Ridge. See Note 15. Related Party Transactions for more information on these intercompany transactions.

8. EARNINGS PER SHARE

The following table presents the calculation of the Company's basic and diluted earnings per share for:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share amounts)	2026	2025	2026	2025
Net income (loss), as reported	$9,689	$(15,051)	$351,091	$320,555
Basic earnings (loss) per share
Weighted average shares of common stock outstanding-basic	101,092	100,373	100,881	100,173
Basic earnings (loss) per common share	$0.10	$(0.15)	$3.48	$3.20
Diluted earnings (loss) per common share
Weighted average shares of common stock outstanding-basic	101,092	100,373	100,881	100,173
Incremental shares (1)	688	—	645	640
Weighted average shares of common stock outstanding-diluted	101,780	100,373	101,526	100,813
Diluted earnings (loss) per common share	$0.10	$(0.15)	$3.46	$3.18
(1)Incremental shares consist primarily of unvested stock awards and performance units, which are calculated using the treasury stock method. Since there was a net loss for the three months ended June 30, 2025, incremental shares of 662,851 were not included in the computation of diluted (loss) per common share. There were no anti-dilutive shares excluded during the three and nine months ended June 30, 2026 and the nine months ended June 30, 2025.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. DEBT

NJR and NJNG finance working capital requirements and capital expenditures through various short-term debt and long-term financing arrangements, including a commercial paper program and committed unsecured credit facilities.

Credit Facilities and Short-term Debt

A summary of NJR's credit facility and NJNG's commercial paper program and credit facility is as follows:

			At end of period
($ in thousands)	As of date	Total borrowing capacity	Loans outstanding	Weighted average interest rate	Remaining borrowing capacity		Expiration dates
NJR bank revolving credit facility (1)
June 30, 2026		$575,000	$220,000	4.86%	$328,877	(2)	August 2029
September 30, 2025		$575,000	$152,600	5.38%	$401,018	(2)	August 2029
NJNG bank revolving credit facility (3)
June 30, 2026		$250,000	$—	—%	$249,269	(4)	August 2029
September 30, 2025		$250,000	$43,000	4.30%	$206,269	(4)	August 2029
(1)Committed credit facility, which requires commitment fees of 0.10% on the unused amount.
(2)Letters of credit outstanding total approximately $26.1M and $21.4M as of June 30, 2026 and September 30, 2025, respectively, which reduces the amount available by the same amount.
(3)Committed credit facility, which requires commitment fees of 0.075% on the unused amount.
(4)Letters of credit outstanding total approximately $0.7M as of both June 30, 2026 and September 30, 2025, which reduces the amount available by the same amount.

Amounts available under credit facilities are reduced by bank or commercial paper borrowings, as applicable, and any outstanding letters of credit. Neither NJNG nor the results of its operations are obligated or pledged to support the NJR Credit Facility.

Long-term Debt

NJNG

NJNG received approximately $15.0M and $11.7M during the nine months ended June 30, 2026 and 2025, respectively, in connection with the sale leaseback of its natural gas meters. NJNG records the sale leaseback as a financing obligation for accounting purposes that is paid over the term of the arrangement and has the option to purchase the meters back at fair value upon expiration of the lease.

On April 1, 2026, NJNG remarketed a $15.0M FMB, with an interest rate of 3.75% and a maturity date of April 1, 2059.

Clean Energy Ventures

CEV received proceeds of approximately $100.6M and $100.3M during the nine months ended June 30, 2026 and 2025, respectively, in connection with the sale leaseback of commercial solar assets. CEV records the sale leaseback as a financing obligation for accounting purposes and continues to operate the solar assets, including related expenses, retains the revenue generated from RECs and energy sales, and has the option to repurchase the assets sold or renew the lease at the end of the lease term.

In July 2026, CEV received additional proceeds of $37.4M in connection with the sale leaseback of two commercial solar assets.

10. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

Effective January 1, 2025, the Company changed its postretirement medical benefits plan that replaced the existing retiree medical coverage for certain eligible employees and their dependents with an employer funded Health Reimbursement Arrangement. The liability associated with postretirement medical benefits was remeasured as of January 1, 2024. The change in post-retirement medical benefits is being amortized into earnings over approximately eight years, the average remaining service to retirement for all plan participants.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the net periodic cost for pension benefits, including the Company's Pension Equalization Plan, and OPEB costs (principally health care and life insurance) for employees and covered dependents were as follows:

	Pension				OPEB
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,		June 30,
(Thousands)	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$1,245	$1,381	$3,734	$4,142	$272	$273	$816	$819
Interest cost	3,964	3,858	11,891	11,575	2,699	2,096	8,095	6,290
Expected return on plan assets	(6,137)	(5,925)	(18,411)	(17,775)	(2,259)	(2,346)	(6,778)	(7,039)
Recognized actuarial loss	38	301	115	902	2,796	1,792	8,388	5,378
Prior service credit amortization	—	—	—	—	(3,270)	(3,270)	(9,810)	(9,810)
Net periodic benefit (credit) cost	$(890)	$(385)	$(2,671)	$(1,156)	$238	$(1,455)	$711	$(4,362)

The Company does not expect to make additional contributions to fund the pension plans during fiscal 2026 based on current actuarial assumptions; however, funding requirements are uncertain and can depend significantly on changes in actuarial assumptions, returns on plan assets and changes in the demographics of eligible employees and covered dependents. In addition, as in the past, the Company may elect to make contributions in excess of the minimum required amount to the plans. There were no discretionary contributions made during both the nine months ended June 30, 2026 and 2025.

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

Effective Tax Rate

The estimated annual effective tax rates were 23.0% and 23.1%, for the nine months ended June 30, 2026 and 2025, respectively.

To the extent there are discrete tax items that are not included in the estimated annual effective tax rate, the actual reported effective tax rate may differ from the estimated annual effective tax rate. Discrete tax items primarily relate to the vesting of share-based awards during the nine months ended June 30, 2026, and income tax effects associated with the sale of the Company’s residential solar energy projects and host customer contracts during the nine months ended June 30, 2025. NJR’s effective tax rate was 22.8% and 22.6% during the nine months ended June 30, 2026 and 2025, respectively.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Tax Items

As of June 30, 2026 and September 30, 2025, the Company has tax credit carryforwards of approximately $99.2M and $149.7M, respectively, which each have a life of 20 years. The Company expects to utilize this entire carryforward prior to expiration, which would begin in fiscal 2036.

As of June 30, 2026 and September 30, 2025, the Company has state income tax net operating losses of approximately $348.2M and $476.1M, respectively. The Company’s state net operating loss carryforwards are subject to varying expiration periods based on the jurisdiction in which they were generated, generally ranging from seven to 20 years, with the majority expiring after 2037. The Company expects to utilize this entire carryforward prior to expiration, except for state income tax attributes for which the Company has a valuation allowance of approximately $0.4M as of both June 30, 2026 and September 30, 2025, and which the Company could not conclude were realizable on a more-likely-than-not basis.

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

12. LEASES

The Company determines if an arrangement is a lease at inception based on whether the Company has the right to control the use of an identified asset, the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. After the criteria are satisfied, the Company accounts for these arrangements as leases in accordance with ASC 842, Leases. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, including payments at commencement that depend on an index or rate. Most leases in which the Company is the lessee do not have a readily determinable implicit rate, so an incremental borrowing rate, based on the information available at the lease commencement date, is utilized to determine the present value of lease payments. When a secured borrowing rate is not readily available, unsecured borrowing rates are adjusted for the effects of collateral to determine the incremental borrowing rate. The Company has not entered into any material agreements as of June 30, 2026, in which it is a lessor.

The Company’s lease agreements primarily consist of commercial solar land leases, storage and capacity leases, equipment and real property, including land and office facilities, office equipment and the sale leaseback of certain natural gas meters.

Certain leases contain escalation provisions for inflation metrics. The storage leases contain a variable payment component that relates to the change in the inflation metrics that are not known past the current payment period. The variable components of these lease payments are excluded from the lease payments that are used to determine the related right-of-use lease asset and liability. The variable portions of these leases are recognized as a part of lease expense when they are incurred and included in the variable lease cost disclosure. The capacity lease payments are fully variable and based on the amount of natural gas stored in the storage caverns.

Generally, the Company’s solar land lease terms are between 20 and 50 years and may include multiple options to extend the terms for an additional five to 20 years. The Company’s office leases vary in duration, ranging from two to 11 years and may or may not include extension or early purchase options. The Company’s meter lease terms are between seven and 10 years with purchase options available prior to the end of the term. Equipment leases, including general office equipment, also vary in duration, with an average term of 10 years. The Company's storage and capacity leases have assumed terms of 50 years to coincide with the expected useful lives of the cavern assets with which the leases are associated. The Company's lease terms may include options to extend, purchase the leased asset or terminate a lease and they are included in the lease liability calculation when it is reasonably certain that those options will be exercised. The Company has elected an accounting policy, which applies to all asset classes, that exempts leases with an original term of one year or less from the recognition requirements of ASC 842, Leases.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has lease agreements with lease and non-lease components and has elected the practical expedient not to separate lease components from the associated non-lease components for certain classes of underlying assets, such as office buildings, solar land leases and office equipment. The Company’s lease agreements do not contain any material residual value guarantees, material restrictions or material covenants. In July 2021, NJNG entered into 16-year lease agreements, as Lessor, with various NJR subsidiaries, as Lessees, for office space at the Company’s headquarters in Wall, New Jersey, the effects of which are eliminated in consolidation.

The following table presents the Company's lease costs included in the Unaudited Condensed Consolidated Statements of Operations:

		Three Months Ended		Nine Months Ended
		June 30,		June 30,
(Thousands)	Income Statement Location	2026	2025	2026	2025
Operating lease cost	Operation and maintenance	$3,020	$2,830	$8,796	$8,350
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	344	382	1,070	1,304
Interest on lease liabilities	Interest expense, net of capitalized interest	103	147	342	492
Total finance lease cost		447	529	1,412	1,796
Variable lease cost	Operation and maintenance	292	227	755	611
Total lease cost		$3,759	$3,586	$10,963	$10,757

The following table presents supplemental cash flow information related to leases:

	Nine Months Ended
	June 30,
(Thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$6,645	$6,666
Operating cash flows for finance leases	$342	$492
Financing cash flows for finance leases	$4,357	$6,249

Operating lease assets obtained in exchange for new or modified operating lease liabilities totaled approximately $9.2M and $14.6M during the three and nine months ended June 30, 2026, respectively, and $5.9M and $11.4M during the three and nine months ended June 30, 2025, respectively. There were no finance lease assets obtained in exchange for new or modified finance lease liabilities during the three and nine months ended June 30, 2026 and 2025.

The following table presents the balance and classifications of the Company's right of use assets and lease liabilities included in the Unaudited Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	June 30, 2026	September 30, 2025
Noncurrent Assets
Operating lease assets	Operating lease assets	$198,383	$185,596
Finance lease assets	Utility plant	23,332	24,402
Total lease assets		$221,715	$209,998
Current Liabilities
Operating lease liabilities	Operating lease liabilities	$5,534	$4,388
Finance lease liabilities	Current maturities of long-term debt	4,365	5,568
Noncurrent Liabilities
Operating lease liabilities	Operating lease liabilities	171,504	159,131
Finance lease liabilities	Long-term debt	7,212	10,366
Total lease liabilities		$188,615	$179,453

For operating lease assets and liabilities, the weighted average remaining lease term was 28.2 years and 28.4 years and the weighted average discount rate used in the valuation over the remaining lease term was 4.2% and 4.0% as of June 30, 2026 and September 30, 2025, respectively. For finance lease assets and liabilities, the weighted average remaining lease term was 1.9 years and 2.4 years as of June 30, 2026 and September 30, 2025, respectively, and the weighted average discount rate used in the valuation over the remaining lease term was 3.4% as of both June 30, 2026 and September 30, 2025.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. COMMITMENTS AND CONTINGENT LIABILITIES

Cash Commitments

NJNG has entered into long-term contracts, expiring at various dates through July 2039, for the supply, transportation and storage of natural gas. These contracts include annual fixed charges of approximately $63.4M at current contract rates and volumes for the remainder of the fiscal year, which are recoverable through BGSS.

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

Commitments as of June 30, 2026, for natural gas purchases and future demand fees for the next five fiscal year periods are as follows:

(Thousands)	2026	2027	2028	2029	2030	Thereafter
ES:
Natural gas purchases	$17,220	$3,550	$—	$—	$—	$—
Storage demand fees	3,986	15,294	11,438	5,484	5,484	7,543
Pipeline demand fees	11,102	37,049	40,356	15,922	13,065	44,711
Sub-total ES	$32,308	$55,893	$51,794	$21,406	$18,549	$52,254
NJNG:
Natural gas purchases	$12,079	$—	$—	$—	$—	$—
Storage demand fees	10,851	45,087	29,450	10,181	3,383	—
Pipeline demand fees	52,590	214,101	155,594	131,973	128,133	845,925
Sub-total NJNG	$75,520	$259,188	$185,044	$142,154	$131,516	$845,925
Total	$107,828	$315,081	$236,838	$163,560	$150,065	$898,179

Certain pipeline demand fees totaling approximately $4.0M per year, for which ES is the responsible party, are being paid for by the counterparty to a capacity release transaction, which began in November 2021, for a period of 10 years.

Guarantees

As of June 30, 2026, there were NJR guarantees covering approximately $136.1M of ES’s natural gas purchases and demand fee commitments not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Where it is probable that costs will be incurred, and the information is sufficient to establish a range of possible liability, NJNG accrues the most likely amount in the range. If no point within the range is more likely than the other, it is NJNG’s policy to accrue the lower end of the range. Accordingly, as of June 30, 2026, NJNG recorded an MGP remediation liability and a corresponding regulatory asset of approximately $165.2M on the Unaudited Condensed Consolidated Balance Sheets based on the most likely amount. The actual costs to be incurred by NJNG are dependent upon several factors, including final determination of remedial action, changing technologies and governmental regulations, the ultimate ability of other responsible parties to pay and insurance recoveries, if any.

NJNG recovers its remediation expenditures, including carrying costs, over rolling seven-year periods pursuant to a RAC approved by the BPU. As of June 30, 2026, approximately $60.7M of previously incurred remediation costs, net of recoveries from customers and insurance proceeds, are included in regulatory assets on the Unaudited Condensed Consolidated Balance Sheets. NJNG will continue to seek recovery of MGP-related costs through the RAC. If any future regulatory position indicates that the recovery of such costs is not probable, the related non-recoverable costs would be charged to income in the period of such determination.

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

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information related to the Company's various reportable segments during the three months ended June 30, 2026 and 2025, is detailed below:

(Thousands)	NJNG	CEV	ES	S&T	Total
2026
Operating revenues attributable to reportable segments	$200,869	19,178	79,962	31,418	$331,427
Intercompany revenue	238	—	—	(30)	208
Reconciliation to consolidated revenue
Corporate and other (1)					17,545
Total operating revenues					$349,180

Natural gas purchases	65,875	—	82,091	399	148,365
Operation and maintenance	64,682	10,358	3,059	11,439	89,538
Regulatory rider expenses	10,434	—	—	—	10,434
Depreciation and amortization	40,385	7,664	41	5,194	53,284
Interest income (2)	1,098	—	20	1,551	2,669
Other segment income (expense) (3)	6,413	7,346	170	(130)	13,799
Interest expense, net of capitalized interest	19,029	8,845	2,373	5,383	35,630
Income tax provision (benefit)	2,126	(31)	(1,762)	2,671	3,004
Equity in earnings of affiliates	—	—	—	1,039	1,039
Net income (loss) attributable to reportable segments	$6,087	(312)	(5,650)	8,762	$8,887
Reconciliation to consolidated net income
Corporate and other (1)					802
Total net income					$9,689
2025
Operating revenues attributable to reportable segments	$204,790	12,030	38,850	27,129	$282,799
Intercompany revenue	238	—	—	—	238
Reconciliation to consolidated revenue
Corporate and other (1)					15,909
Total operating revenues					$298,946

Natural gas purchases	74,941	—	67,781	366	143,088
Operation and maintenance	61,849	11,156	1,279	11,410	85,694
Regulatory rider expenses	10,979	—	—	—	10,979
Depreciation and amortization	35,987	5,772	30	4,809	46,598
Gain on sale of assets	—	(545)	—	—	(545)
Interest income (2)	687	280	36	2,275	3,278
Other segment income (expense) (3)	6,793	1,777	322	(216)	8,676
Interest expense, net of capitalized interest	16,184	6,629	2,893	5,741	31,447
Income tax provision (benefit)	2,489	(2,068)	(7,792)	1,872	(5,499)
Equity in earnings of affiliates	—	—	—	908	908
Net income (loss) attributable to reportable segments	$10,079	(6,857)	(24,983)	5,898	$(15,863)
Reconciliation to consolidated net loss
Corporate and other (1)					812
Total net loss					$(15,051)
(1)Corporate and other includes HSO and intercompany eliminations.
(2)Interest income is included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.
(3)Includes other income, net less interest income on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information related to the Company's various reportable segments during the nine months ended June 30, 2026 and 2025, is detailed below:

(Thousands)	NJNG	CEV	ES	S&T	Total
2026
Operating revenues attributable to reportable segments	$1,251,692	60,870	443,224	88,932	$1,844,718
Intercompany revenue	713	—	—	(30)	683
Reconciliation to consolidated revenue
Corporate and other (1)					48,034
Total operating revenues					$1,893,435

Natural gas purchases	513,166	—	307,803	1,234	822,203
Operation and maintenance	179,385	30,247	16,014	34,127	259,773
Regulatory rider expenses	103,038	—	—	—	103,038
Depreciation and amortization	114,854	21,817	125	15,628	152,424
Interest income (2)	2,471	31	80	5,662	8,244
Other segment income (expense) (3)	18,539	21,480	511	(391)	40,139
Interest expense, net of capitalized interest	57,508	25,383	8,915	16,397	108,203
Income tax provision	67,035	879	26,276	7,515	101,705
Equity in earnings of affiliates	—	—	—	4,561	4,561
Net income attributable to reportable segments	$238,429	4,055	84,682	23,833	$350,999
Reconciliation to consolidated net income
Corporate and other (1)					92
Total net income					$351,091
2025
Operating revenues attributable to reportable segments	$1,156,558	46,403	371,548	79,023	$1,653,532
Intercompany revenue	881	—	—	41	922
Reconciliation to consolidated revenue
Corporate and other (1)					45,880
Total operating revenues					$1,700,334

Natural gas purchases	480,244	—	287,496	705	768,445
Operation and maintenance	175,200	32,426	14,352	34,403	256,381
Regulatory rider expenses	81,956	—	—	—	81,956
Depreciation and amortization	103,784	17,701	139	17,843	139,467
Gain on sale of assets	—	(56,092)	—	—	(56,092)
Interest income (2)	1,934	530	109	6,927	9,500
Other segment income (expense) (3)	18,206	14,351	1,025	(543)	33,039
Interest expense, net of capitalized interest	50,897	18,940	10,040	17,527	97,404
Income tax provision	63,980	10,994	14,088	4,095	93,157
Equity in earnings of affiliates	—	—	—	3,030	3,030
Net income attributable to reportable segments	$221,518	37,315	46,567	13,905	$319,305
Reconciliation to consolidated net income
Corporate and other (1)					1,250
Total net income					$320,555
(1)Corporate and other includes HSO and intercompany eliminations.
(2)Interest income is included in other income, net on the Unaudited Condensed Consolidated Statements of Operations.
(3)Includes other income, net less interest income on the Unaudited Condensed Consolidated Statements of Operations.

New Jersey Resources Corporation
Part I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's capital expenditures for the various reportable segments are detailed below:

(Thousands)	NJNG	CEV	ES	S&T	Total
Capital expenditures during the three months ended:
June 30, 2026	$132,937	26,590	—	16,840	$176,367
June 30, 2025	$103,402	49,276	—	4,227	$156,905
Capital expenditures during the nine months ended:
June 30, 2026	$345,856	157,969	—	46,236	$550,061
June 30, 2025	$306,638	117,978	—	18,289	$442,905

The Company's assets for the various reportable segments are detailed below:

(Thousands)	NJNG	CEV	ES	S&T	Total
Segment assets as of June 30, 2026	$5,451,315	1,393,676	108,655	1,069,195	$8,022,841
Corporate and other (1)					$1,617
Total assets					$8,024,458
Segment assets as of September 30, 2025	$5,198,116	1,308,969	98,429	1,033,439	$7,638,953
Corporate and other (1)					$(60,178)
Total assets					$7,578,775
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

ES may periodically enter into storage or park and loan agreements with Steckman Ridge. As of June 30, 2026, ES entered into transactions with Steckman Ridge for varying terms, all of which expire by March 31, 2027.

Demand fees, net of eliminations, associated with Steckman Ridge were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2026	2025	2026	2025
NJNG	$1,089	$1,075	$3,230	$4,086
ES	191	193	569	566
Total	$1,280	$1,268	$3,799	$4,652

The following table summarizes demand fees payable to Steckman Ridge as of:

(Thousands)	June 30, 2026	September 30, 2025
NJNG	$540	$540
ES	100	101
Total	$640	$641

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

CEV had certain residential solar energy projects under contract and in various stages of development that were transferred to the buyer once the assets became operational. The transfer of these projects commenced in January 2025 and continued throughout fiscal 2025. As of September 30, 2025, CEV received approximately $4.7M related to the transfer of these assets. There were no projects transferred during the three and nine months ended June 30, 2026.

During the three and nine months ended June 30, 2025, the Company recognized a pre-tax gain on sale of assets of approximately $0.5M and $56.1M, respectively, on the Unaudited Condensed Consolidated Statements of Operations. There was no activity during the three and nine months ended June 30, 2026.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

Net income (loss) by reportable segment and other business operations, which are discussed in more detail within the operating results sections of each reportable segment and other business operations, are as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2026		2025		2026		2025
Net income (loss)
NJNG	$6,087	63%	$10,079	(67)%	$238,429	68%	$221,518	69%
CEV	(312)	(3)	(6,857)	45	4,055	1	37,315	12
ES	(5,650)	(58)	(24,983)	166	84,682	24	46,567	15
S&T	8,762	90	5,898	(39)	23,833	7	13,905	4
HSO	579	6	481	(3)	839	—	418	—
Eliminations	223	2	331	(2)	(747)	—	832	—
Total	$9,689	100%	$(15,051)	100%	$351,091	100%	$320,555	100%

Consolidated net income (loss) increased approximately $24.7M during the three months ended June 30, 2026, compared with the three months ended June 30, 2025, due primarily to the following factors:
•$19.3M increase at ES related to favorable pricing spreads; and
•$6.5M increase at CEV due primarily to higher REC sales and the recognition of ITCs associated with the solar sale leaseback financing transactions.

Consolidated net income increased approximately $30.5M during the nine months ended June 30, 2026, compared with the nine months ended June 30, 2025, due primarily to the following factors:
•$38.1M increase at ES due to market volatility and favorable pricing spreads related to colder weather;
•$16.9M increase at NJNG due to higher base rates, along with customer growth; and
•$9.9M increase at S&T due to higher firm transportation and storage rates at Adelphia and Leaf River; partially offset by
•$33.3M decrease at CEV due to the gain on sale of the residential solar portfolio in the prior period.

The primary drivers of the changes noted above are described in more detail in the individual reportable segment and other business operations discussions.

Assets by reportable segment and operations are as follows:

(Thousands)	June 30, 2026		September 30, 2025
Assets
NJNG	$5,451,315	68%	$5,198,116	69%
CEV	1,393,676	17	1,308,969	17
ES	108,655	1	98,429	—
S&T	1,069,195	13	1,033,439	14
HSO	213,726	3	196,198	3
Intercompany assets (1)	(212,109)	(2)	(256,376)	(3)
Total	$8,024,458	100%	$7,578,775	100%
(1)Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated assets increased approximately $445.7M as of June 30, 2026, compared with September 30, 2025, due primarily to the following factors:
•$246.8M increase in utility plant expenditures, net at NJNG;
•$144.2M increase in nonutility plant and equipment, net at CEV due primarily to additional capital expenditures for commercial solar projects; and
•$85.2M increase in cash and customer receivables at NJNG, due to seasonality; partially offset by
•$62.9M decrease in gas in storage mainly at NJNG, due to seasonality.

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

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for or a replacement of, the comparable GAAP measure and should be read in conjunction with those GAAP results. Below is a reconciliation of consolidated net income, the most directly comparable GAAP measure, to NFE:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, except per share data)	2026	2025	2026	2025
Net income (loss)	$9,689	$(15,051)	$351,091	$320,555
Add:
Unrealized loss (gain) on derivative instruments and related transactions	2,749	10,766	4,460	(10,072)
Tax effect	(653)	(2,559)	(1,060)	2,394
Effects of economic hedging related to natural gas inventory (1)	(654)	16,924	(4,657)	747
Tax effect	156	(4,022)	1,107	(178)
NFE tax adjustment	17	140	(1)	(58)
Net financial earnings	$11,304	$6,198	$350,940	$313,388
Basic earnings (loss) per share	$0.10	$(0.15)	$3.48	$3.20
Add:
Unrealized loss (gain) on derivative instruments and related transactions	0.02	0.11	0.04	(0.10)
Tax effect	—	(0.03)	(0.01)	0.02
Effects of economic hedging related to natural gas inventory (1)	(0.01)	0.17	(0.04)	0.01
Tax effect	—	(0.04)	0.01	—
Basic net financial earnings per share	$0.11	$0.06	$3.48	$3.13
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
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NFE by reportable segment and other business operations, which are discussed in more detail within the operating results sections of each reportable segment and other business operations, is summarized as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
(Thousands)	2026		2025		2026		2025
Net financial earnings (loss)
NJNG	$6,087	54%	$10,079	163%	$238,429	68%	$221,518	71%
CEV	(312)	(3)	(6,857)	(111)	4,055	1	37,315	12
ES	(4,035)	(36)	(3,734)	(60)	84,531	24	39,400	13
S&T	8,762	78	5,898	95	23,833	7	13,905	4
HSO	579	5	481	8	839	—	418	—
Eliminations (1)	223	2	331	5	(747)	—	832	—
Total	$11,304	100%	$6,198	100%	$350,940	100%	$313,388	100%
(1)     Consists of transactions between subsidiaries that are eliminated in consolidation.

Consolidated NFE increased approximately $5.1M during the three months ended June 30, 2026, compared with the three months ended June 30, 2025, due primarily to a $6.5M increase at CEV related to higher REC sales and the recognition of ITCs associated with the solar sale leaseback financing transactions.

Consolidated NFE increased approximately $37.6M during the nine months ended June 30, 2026, compared with the nine months ended June 30, 2025, due primarily to the following factors:
•$45.1M increase at ES due to market volatility and favorable pricing spreads related to colder weather;
•$16.9M increase at NJNG due to higher base rates, along with customer growth; and
•$9.9M increase at S&T, due to higher firm transportation and storage rates at Adelphia and Leaf River; partially offset by
•$33.3M decrease at CEV due to the gain on sale of the residential solar portfolio in the prior period.

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

On June 1, 2026, NJNG filed a base rate case with the BPU requesting a natural gas revenue increase of $157.6M including a recovery of infrastructure investments, a change in the Company's overall rate of return on rate base to 7.60% and a change in the return on common equity to 10.10%.

Infrastructure Projects

NJNG has significant annual capital expenditures associated with the management of its natural gas distribution and transmission system, including new utility plant expenditures associated with customer growth and its associated pipeline integrity management and infrastructure programs.

Below is a summary of NJNG’s capital expenditures, including accruals, for the nine months ended June 30, 2026, and estimates of expected investments for fiscal 2026 and 2027:
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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NJNG's total customers include the following:

	June 30, 2026	June 30, 2025
Firm customers
Residential	540,569	534,561
Commercial, industrial & other	33,174	32,464
Residential transport	13,130	13,266
Commercial transport	7,717	7,897
Total firm customers	594,590	588,188
Other	56	117
Total customers	594,646	588,305

NJNG expects new customer additions during the nine months ended June 30, 2026, and those customers who added additional natural gas services to their premises, to contribute approximately $5.9M of incremental Utility Gross Margin on an annualized basis.

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

On June 1, 2026, NJNG submitted its annual SAVEGREEN filing to the BPU for the recovery of costs, requesting a decrease in annual recoveries of approximately $18.3M, which would be effective October 1, 2026.

The following table summarizes loans, grants, rebates and related investments through:

(Thousands)	June 30, 2026	September 30, 2025	(1)
Loans	$297,200	$257,800
Grants, rebates and related investments	294,900	255,500
Total	$592,100	$513,300
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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
NJNG's total utility firm gross margin includes the following adjustments related to the CIP mechanism:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2026	2025	2026	2025
Weather (1)	$3,376	$9,858	$(17,492)	$22,120
Usage	4,619	(3,572)	3,264	(3,524)
Total	$7,995	$6,286	$(14,228)	$18,596
(1)Compared with the 20-year average, weather was 3.3% warmer and 5.5% colder-than-normal during the three and nine months ended June 30, 2026, respectively, and 17.8% and 4.9% warmer-than-normal during the three and nine months ended June 30, 2025, respectively.

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

On June 1, 2026, NJNG submitted its annual BGSS/CIP filing to the BPU requesting a decrease of approximately $27.4M to annual revenues related to BGSS, an increase of approximately $1.0M related to its balancing charge and a decrease of approximately $46.8M to CIP rates, effective October 1, 2026.

BGSS Incentive Programs

NJNG is eligible to receive financial incentives for reducing BGSS costs through a series of Utility Gross Margin-sharing programs that include off-system sales, capacity release and storage incentive programs. These programs are designed to encourage better utilization and hedging of NJNG’s natural gas supply and transportation and storage assets. Depending on the program, NJNG shares 80% or 85% of Utility Gross Margin generated by these programs with firm customers. Utility Gross Margin from incentive programs was approximately $3.1M and $3.9M during the three months ended June 30, 2026 and 2025, respectively, and approximately $20.4M and $14.5M during the nine months ended June 30, 2026 and 2025, respectively.

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
(1) Data sourced from Standard & Poor's Financial Services, LLC Global Platts.

The maximum price per MMBtu was $122.84 and $40.02 and the minimum price was $1.42 and $1.05 for the nine months ended June 30, 2026 and 2025, respectively. As a result of NJNG's hedging strategy as previously discussed, customers are protected from much of the short-term price volatility during the winter months. A more detailed discussion of the impacts of the price of natural gas on operating revenues, natural gas purchases and cash flows can be found in the Operating Results and Cash Flow sections of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On June 29, 2026, NJNG submitted its annual USF filing to the BPU requesting a decrease to annual recoveries of approximately $1.8M, effective October 1, 2026.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Environmental Remediation

NJNG is responsible for the environmental remediation of former MGP sites, which contain contaminated residues from former gas manufacturing operations that ceased operating at these sites by the mid-1950s and, in some cases, had been discontinued many years earlier. Actual MGP remediation costs may vary from management’s estimates due to the developing nature of remediation requirements, regulatory decisions by the NJDEP and related litigation. NJNG reviews these costs periodically, and at least annually, and adjusts its liability and corresponding regulatory asset as necessary to reflect its expected future remediation obligation. Accordingly, NJNG recognized a regulatory asset and an obligation of approximately $165.2M as of June 30, 2026, a decrease of approximately $1.8M compared with September 30, 2025. See Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements for a more detailed description of MGP expenditures.

Other regulatory filings and a more detailed discussion of the filings in this section can be found in Note 4. Regulation in the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating Results

NJNG's operating results are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2026	2025	2026	2025
Operating revenues (1)	$201,107	$205,029	$1,252,405	$1,157,439
Operating expenses
Natural gas purchases (2)(3)	65,875	74,941	513,166	480,244
Operation and maintenance	64,682	61,849	179,385	175,200
Regulatory rider expense (4)	10,434	10,979	103,038	81,956
Depreciation and amortization	40,385	35,987	114,854	103,784
Total operating expenses	181,376	183,756	910,443	841,184
Operating income	19,731	21,273	341,962	316,255
Other income, net	7,511	7,479	21,010	20,140
Interest expense, net of capitalized interest	19,029	16,184	57,508	50,897
Income tax provision	2,126	2,489	67,035	63,980
Net income	$6,087	$10,079	$238,429	$221,518
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
(3)Includes related party transactions of approximately $1.6M during both the three months ended June 30, 2026 and 2025, and $4.9M and $6.3M during the nine months ended June 30, 2026 and 2025, respectively, a portion of which is eliminated in consolidation.
(4)Consists of expenses associated with state-mandated programs, the RAC and energy efficiency programs, which are calculated on a per-therm basis. These expenses are passed through to customers and are offset by corresponding revenues.

Operating Revenues and Natural Gas Purchases

Operating revenues decreased 1.9% and natural gas purchases decreased 12.1% during the three months ended June 30, 2026, compared with the three months ended June 30, 2025. Operating revenues increased 8.2% and natural gas purchases increased 6.9% during the nine months ended June 30, 2026, compared with the nine months ended June 30, 2025.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
The factors contributing to the increases and decreases in operating revenues and natural gas purchases are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026 v. 2025		2026 v. 2025
(Thousands)	Operating revenues	Natural gas purchases	Operating revenues	Natural gas purchases
Firm sales	$3,118	$(567)	$79,728	$30,787
BGSS incentives	(12,814)	(11,977)	(32,720)	(38,553)
Base rate impact	—	—	17,890	—
Average BGSS rates	5,620	5,620	42,767	42,767
CIP adjustments	1,709	—	(32,824)	—
Riders and other (1)	(1,555)	(2,142)	20,125	(2,079)
Total (decrease) increase	$(3,922)	$(9,066)	$94,966	$32,922
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

Utility Gross Margin

A reconciliation of gross margin, the closest GAAP financial measure to NJNG's Utility Gross Margin, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2026	2025	2026	2025
Operating revenues	$201,107	$205,029	$1,252,405	$1,157,439
Less:
Natural gas purchases	65,875	74,941	513,166	480,244
Operation and maintenance (1)	36,854	34,719	96,463	90,238
Regulatory rider expense	10,434	10,979	103,038	81,956
Depreciation and amortization	40,385	35,987	114,854	103,784
Gross margin	47,559	48,403	424,884	401,217
Add:
Operation and maintenance (1)	36,854	34,719	96,463	90,238
Depreciation and amortization	40,385	35,987	114,854	103,784
Utility Gross Margin	$124,798	$119,109	$636,201	$595,239
(1)Excludes SG&A of approximately $27.8M and $27.1M for the three months ended June 30, 2026 and 2025, respectively, and $82.9M and $85.0M for the nine months ended June 30, 2026 and 2025, respectively.

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

The following provides more information on the components of Utility Gross Margin and associated throughput (Bcf) of natural gas delivered to customers:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2026		2025		2026		2025
($ in thousands)	Margin	Bcf	Margin	Bcf	Margin	Bcf	Margin	Bcf
Utility Gross Margin/Throughput
Residential	$76,156	6.1	$74,131	6.2	$441,829	48.6	$419,817	44.3
Commercial, industrial and other	19,945	1.2	19,924	1.2	85,144	9.0	80,901	8.3
Firm transportation	24,386	1.8	19,666	1.9	85,977	10.9	76,750	10.3
Total utility firm gross margin/throughput	120,487	9.1	113,721	9.3	612,950	68.5	577,468	62.9
BGSS incentive programs	3,088	10.7	3,926	15.1	20,367	60.3	14,535	51.6
Interruptible/off-tariff agreements	1,223	5.5	1,462	9.9	2,884	17.6	3,236	19.2
Total Utility Gross Margin/Throughput	$124,798	25.3	$119,109	34.3	$636,201	146.4	$595,239	133.7

Utility Firm Gross Margin

Utility firm gross margin increased approximately $6.8M during the three months ended June 30, 2026, compared with the three months ended June 30, 2025, due primarily to customer growth. Utility firm gross margin increased $35.5M during the nine months ended June 30, 2026, compared with the nine months ended June 30, 2025, due primarily to an increase in base rates, effective November 21, 2024, along with customer growth.

BGSS Incentive Programs

The factors contributing to the change in Utility Gross Margin generated by BGSS incentive programs are as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(Thousands)	2026 v. 2025	2026 v. 2025
Off-system sales	$(295)	$3,113
Capacity release	(49)	2,608
Storage	(495)	111
Total (decrease) increase	$(839)	$5,832

BGSS incentive programs decreased during the three months ended June 30, 2026, compared with the three months ended June 30, 2025, due primarily to lower margins from storage and off-system sales. BGSS incentive programs increased during the nine months ended June 30, 2026, compared with the nine months ended June 30, 2025, due primarily to higher margins from off-system sales and capacity release related to market volatility due to colder weather.

Net Income

Net income decreased approximately $4.0M during the three months ended June 30, 2026, compared with the three months ended June 30, 2025, due primarily to the following factors:
•$4.4M increase in depreciation expense as a result of additional utility plant being placed into service;
•$2.8M increase in O&M due to higher employee expenses; and
•$2.8M increase in interest expense due to higher outstanding long-term debt; partially offset by
•$5.7M increase in Utility Gross Margin, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net income increased approximately $16.9M during the nine months ended June 30, 2026, compared with the nine months ended June 30, 2025, due primarily to the following factors:
•$41.0M increase in Utility Gross Margin, as previously discussed; partially offset by
•$11.1M increase in depreciation expense as a result of additional utility plant being placed into service;
•$6.6M increase in interest expense due to higher outstanding long-term debt;
•$4.2M increase in O&M due to higher employee expenses; and
•$3.1M increase in income tax expense related to higher operating income.

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

While there have been no material impacts to the Company’s financial position or results of operations as of June 30, 2026, resulting from the change in law and revised IRS guidance, these changes may impact our ability to identify, develop and source materials to construct future projects in a way that meets the new requirements established for the ITC framework.

CEV placed five commercial solar projects in service, totaling 44.4 MWs, during the three months ended June 30, 2026, with related expenditures of approximately $123.8M. CEV placed eight commercial solar projects in service totaling 57.8 MWs during the nine months ended June 30, 2026, with related expenditures of approximately $154.0M. CEV placed two commercial solar projects in service totaling 19.3 MWs during the three months ended June 30, 2025, with related expenditures of approximately $55.0M. CEV placed five commercial solar projects in service totaling 32.0 MWs during the nine months ended June 30, 2025, with related expenditures of approximately $83.7M. CEV has approximately 537 MW of commercial solar capacity in service as of June 30, 2026.

CEV may enter into transactions to sell certain of its commercial solar assets concurrent with agreements to lease the assets back over a period of five to eight years. The Company will continue to operate the solar assets and is responsible for related expenses and entitled to retain the revenue generated from RECs and energy sales. ITCs and other tax attributes

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
associated with these solar projects transfer to the buyer if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. Accordingly, for solar projects financed under sale leasebacks for which the assets were sold during the first five years of in-service life, CEV recognizes the equivalent value of the ITC in other income on the Unaudited Condensed Consolidated Statements of Operations over the respective five-year ITC recapture periods, starting with the second year of the lease. CEV received proceeds of approximately $51.3M and $74.5M during the three months ended June 30, 2026 and 2025, and approximately $100.6M and $100.3M during the nine months ended June 30, 2026 and 2025, respectively, in connection with the sale leaseback of commercial solar assets. As an alternative, CEV may evaluate other structures to monetize the value of ITCs, such as the direct transfer of ITCs to a third party in exchange for cash.

In July 2026, CEV received additional proceeds of $37.4M in connection with the sale leaseback of two commercial solar assets.

CEV operated a residential solar portfolio, which provided qualifying homeowners with the opportunity to have a solar system installed at their home in exchange for monthly lease payments and with no installation or maintenance expenses. In November 2024, CEV completed the sale of its residential solar portfolio, and related assets and liabilities to a third party for a purchase price of $132.5M. See Note 16. Dispositions in the accompanying Unaudited Condensed Consolidated Financial Statements for more details.

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

REC activity for the nine months ended, consisted of the following:

	Beginning Inventory Balance	RECs		Ending Inventory Balance	Average
		Generated	Delivered		Sale Price
June 30, 2026
SRECs	155,129	203,201	(122,119)	236,211	$193
TRECs (1)	28,671	89,915	(56,179)	62,407	$148
SREC IIs (1)	9,572	23,235	(17,941)	14,866	$94
June 30, 2025
SRECs	126,928	231,877	(87,657)	271,148	$205
TRECs (1)	11,237	65,257	(59,191)	17,303	$145
SREC IIs (1)	5,022	12,519	(12,036)	5,505	$91
(1)TREC and SREC II inventory balances are due primarily to the timing of generation and when RECs are delivered to the state administrator.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
CEV hedges its expected SREC production through the use of forward sales contracts. The following table reflects the hedged percentage of our projected inventory of SRECs related to CEV's in-service solar assets at June 30, 2026:

Energy Year (1)	Percent of SRECs Hedged
2026	97%
2027	84%
2028	81%
2029	37%
2030	33%
(1)Energy years are compliance periods for New Jersey's renewable portfolio standard that run from June 1 to May 31.

There are no direct costs associated with the production of RECs by our solar assets. All related costs are included as a component of O&M on the Unaudited Condensed Consolidated Statements of Operations, including such expenses as facility maintenance and broker fees.

Operating Results

CEV’s financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2026	2025	2026	2025
Operating revenues	$19,178	$12,030	$60,870	$46,403
Operating expenses
Operation and maintenance	10,358	11,156	30,247	32,426
Depreciation and amortization	7,664	5,772	21,817	17,701
Gain on sale of assets	—	(545)	—	(56,092)
Total operating expenses	18,022	16,383	52,064	(5,965)
Operating income (loss)	1,156	(4,353)	8,806	52,368
Other income, net	7,346	2,057	21,511	14,881
Interest expense, net of capitalized interest	8,845	6,629	25,383	18,940
Income tax (benefit) provision	(31)	(2,068)	879	10,994
Net (loss) income	$(312)	$(6,857)	$4,055	$37,315

Net loss decreased approximately $6.5M during the three months ended June 30, 2026, compared with the three months ended June 30, 2025, due primarily to the following factors:
•$7.1M increase in operating revenues due to higher REC sales; and
•$5.3M increase in other income, net due primarily to the recognition of ITCs associated with solar sale leaseback financing transactions; partially offset by
•$2.2M increase in interest expense, net of capitalized interest due to higher outstanding debt;
•$2.0M increase in income tax expense related to higher operating income; and
•$1.9M increase in depreciation expense as a result of additional solar assets being placed into service.

Net income decreased approximately $33.3M during the nine months ended June 30, 2026, compared with the nine months ended June 30, 2025, due primarily to the following factors:
•$56.1M decrease due to the gain on the sale of the residential solar portfolio in the prior period;
•$6.4M increase in interest expense, net of capitalized interest due to higher outstanding debt; and
•$4.1M increase in depreciation expense as a result of additional solar assets being placed into service; partially offset by
•$14.5M increase in operating revenues due to higher REC sales;
•$10.1M decrease in income tax expense related to lower operating income; and
•$6.6M increase in other income, net due primarily to the recognition of ITCs associated with solar sale leaseback financing transactions.

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

ES has a series of AMAs with an investment grade public utility to release pipeline capacity associated with certain natural gas transportation contracts. The AMAs include a series of temporary and permanent releases, and revenue under these agreements is recognized as the performance obligations are satisfied. For temporary releases of pipeline capacity, revenue is recognized on a straight-line basis over the agreed-upon term. For permanent releases of pipeline capacity, which represent a transfer of contractual rights for such capacity, revenue is recognized upon the transfer of the underlying contractual rights. ES recognized approximately $4.9M of operating revenue related to the AMAs on the Unaudited Condensed Consolidated Statements of Operations during both the three months ended June 30, 2026 and 2025, and $14.8M during both the nine months ended June 30, 2026 and 2025. Amounts received in excess of revenue recognized totaling approximately $56.4M and $36.8M are included in deferred revenue on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and September 30, 2025, respectively.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

ES’s financial results are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2026	2025	2026	2025
Operating revenues	$79,962	$38,850	$443,224	$371,548
Operating expenses
Natural gas purchases (including demand charges (1)(2))	82,091	67,781	307,803	287,496
Operation and maintenance	3,059	1,279	16,014	14,352
Depreciation and amortization	41	30	125	139
Total operating expenses	85,191	69,090	323,942	301,987
Operating (loss) income	(5,229)	(30,240)	119,282	69,561
Other income, net	190	358	591	1,134
Interest expense, net	2,373	2,893	8,915	10,040
Income tax (benefit) provision	(1,762)	(7,792)	26,276	14,088
Net (loss) income	$(5,650)	$(24,983)	$84,682	$46,567
(1)Costs associated with pipeline and storage capacity are expensed over the term of the related contracts, which generally varies from less than one year to 10 years.
(2)Includes related party transactions of approximately $0.3M during both the three months ended June 30, 2026 and 2025, and $0.9M during both the nine months ended June 30, 2026 and 2025, a portion of which is eliminated in consolidation.

ES's portfolio of financial derivative instruments is composed of:

	Nine Months Ended
	June 30,
(in Bcf)	2026	2025
Net short futures and swaps contracts	9.8	5.5

During the nine months ended June 30, 2026 and 2025, the net short position resulted in unrealized gains of approximately $3.5M and $3.8M, respectively.

Operating revenues increased approximately $41.1M during the three months ended June 30, 2026, compared with the three months ended June 30, 2025, due primarily to a 48% increase in natural gas prices, along with a 39% increase in volumes of natural gas sold. Natural gas purchases increased approximately $14.3M during the three months ended June 30, 2026, compared with the three months ended June 30, 2025, due primarily to a 39% increase in volumes of natural gas purchased, partially offset by a 13% decrease in natural gas purchase prices.

Operating revenues increased approximately $71.7M during the nine months ended June 30, 2026, compared with the nine months ended June 30, 2025, due primarily to a 19% increase in natural gas prices, along with a 1% increase in volumes of natural gas sold. Natural gas purchases increased approximately $20.3M during the nine months ended June 30, 2026, compared with the nine months ended June 30, 2025, respectively, due primarily to a 7% increase in natural gas purchase prices, along with a 1% increase in volumes of natural gas purchased.

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

Net loss decreased approximately $19.3M during the three months ended June 30, 2026, compared with the three months ended June 30, 2025, due to favorable pricing spreads, as previously discussed. Net income increased approximately $38.1M during the nine months ended June 30, 2026, compared with the nine months ended June 30, 2025, due primarily to increased natural gas price volatility and favorable pricing spreads related to the colder weather, which resulted in additional earnings.

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

Financial Margin

A reconciliation of gross margin, the closest GAAP financial measure, to ES's Financial Margin is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2026	2025	2026	2025
Operating revenues	$79,962	$38,850	$443,224	$371,548
Less:
Natural gas purchases	82,091	67,781	307,803	287,496
Operation and maintenance (1)	2,841	1,020	15,316	13,482
Depreciation and amortization	41	30	125	139
Gross margin	(5,011)	(29,981)	119,980	70,431
Add:
Operation and maintenance (1)	2,841	1,020	15,316	13,482
Depreciation and amortization	41	30	125	139
Unrealized loss (gain) on derivative instruments and related transactions	2,749	10,766	4,460	(10,072)
Effects of economic hedging related to natural gas inventory (2)	(654)	16,924	(4,657)	747
Financial Margin	$(34)	$(1,241)	$135,224	$74,727
(1)Excludes SG&A of approximately $0.2M and $0.3M during the three months ended June 30, 2026 and 2025, respectively, and $0.7M and $0.9M during the nine months ended June 30, 2026 and 2025, respectively.
(2)Effects of hedging natural gas inventory transactions where the economic impact is realized in a future period.

Financial Margin remained relatively flat during the three months ended June 30, 2026 compared with the three months ended June 30, 2025. Financial margin increased approximately $60.5M during the nine months ended June 30, 2026, compared with the nine months ended June 30, 2025, due primarily to favorable pricing spreads related to the colder weather, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Net Financial Earnings

A reconciliation of ES's net income, the most directly comparable GAAP financial measure, to NFE is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2026	2025	2026	2025
Net (loss) income	$(5,650)	$(24,983)	$84,682	$46,567
Add:
Unrealized loss (gain) on derivative instruments and related transactions	2,749	10,766	4,460	(10,072)
Tax effect	(653)	(2,559)	(1,060)	2,394
Effects of economic hedging related to natural gas inventory	(654)	16,924	(4,657)	747
Tax effect	156	(4,022)	1,107	(178)
NFE tax adjustment	17	140	(1)	(58)
Net financial (loss) earnings	$(4,035)	$(3,734)	$84,531	$39,400

NFE remained relatively flat during the three months ended June 30, 2026, compared with the three months ended June 30, 2025. NFE increased approximately $45.1M during the nine months ended June 30, 2026, compared with the nine months ended June 30, 2025, due primarily to higher Financial Margin, as previously discussed.

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

Storage and Transportation

Overview

S&T invests in natural gas assets, such as natural gas transportation and storage facilities. We believe that acquiring, owning and developing these storage and transportation assets, which operate under a tariff structure that has either cost-of-service or market-based rates, can provide us organic growth opportunities. S&T is subject to various risks, including the construction, development and operation of our transportation and storage assets, as well as our ability to obtain necessary governmental, environmental and regulatory approvals, property rights and financing at reasonable costs for the construction, operation and maintenance of our assets.

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

S&T has a 50% ownership interest in Steckman Ridge, a storage facility located in western Pennsylvania that operates under market-based rates. As of June 30, 2026, our investment in Steckman Ridge was $101.4M.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Operating Results

The financial results of S&T are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2026	2025	2026	2025
Operating revenues (1)	$31,388	$27,129	$88,902	$79,064
Operating expenses
Natural gas purchases	399	366	1,234	705
Operation and maintenance	11,439	11,410	34,127	34,403
Depreciation and amortization	5,194	4,809	15,628	17,843
Total operating expenses	17,032	16,585	50,989	52,951
Operating income	14,356	10,544	37,913	26,113
Other income, net	1,421	2,059	5,271	6,384
Interest expense, net	5,383	5,741	16,397	17,527
Income tax provision	2,671	1,872	7,515	4,095
Equity in earnings of affiliates	1,039	908	4,561	3,030
Net income	$8,762	$5,898	$23,833	$13,905
(1)Includes related party transactions that were immaterial during the three and nine months ended June 30, 2026 and 2025.

Net income increased approximately $2.9M and $9.9M during the three and nine months ended June 30, 2026, compared with the three and nine months ended June 30, 2025, respectively, due primarily to higher operating income at Adelphia due primarily to the impact of its recent rate case settlement, as previously discussed, and higher firm storage rates at Leaf River.

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

Adjusted EBITDA

A reconciliation of S&T's net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2026	2025	2026	2025
Net income	$8,762	$5,898	$23,833	$13,905
Add:
Interest expense, net of capitalized interest	5,383	5,741	16,397	17,527
Income tax provision	2,671	1,872	7,515	4,095
Depreciation and amortization	5,194	4,809	15,628	17,843
Corporate overhead	2,219	2,268	7,070	6,593
Less:
Other income, net (1)	1,421	2,059	5,271	6,384
Adjusted EBITDA	$22,808	$18,529	$65,172	$53,579
(1)Consists primarily of interest income.

Adjusted EBITDA increased approximately $4.3M and $11.6M during the three and nine months ended June 30, 2026 compared with the three and nine months ended June 30, 2025, respectively, due primarily to higher net income, as previously discussed.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Home Services and Other

The financial results of HSO consist primarily of the operating results of NJRHS. NJRHS provides service, sales and installation of appliances to service contract customers and has been focused on growing its installation business and expanding its service contract customer base. HSO also includes organizational expenses incurred at NJR. Net income was $0.6M and $0.5M for the three months ended June 30, 2026 and 2025, respectively and $0.8M and $0.4M for the nine months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Our objective is to maintain an efficient consolidated capital structure that reflects the different characteristics of each reportable segment and other business operations and provides adequate financial flexibility for accessing capital markets as required. Our consolidated capital structure was as follows:

	June 30, 2026	September 30, 2025
Common stock equity	42%	40%
Long-term debt	50	54
Short-term debt	8	6
Total	100%	100%

Common Stock Equity

We satisfy our external common equity requirements, if any, through issuances of our common stock, including the proceeds from stock issuances under our DRP. The DRP allows us, at our option, to use treasury shares or newly issued shares to raise capital. NJR raised approximately $3.7M and $3.6M of equity through the DRP during the three months ended June 30, 2026 and 2025, respectively, and $11.3M and $11.2M during the nine months ended June 30, 2026 and 2025, respectively.

During the three and nine months ended June 30, 2026, we raised approximately $26.9M of equity by issuing approximately 482,000 shares through the waiver discount feature of the DRP. During the nine months ended June 30, 2025, we raised approximately $19.9M of equity by issuing approximately 418,000 shares through the waiver discount feature of the DRP. There were no shares issued through the waiver discount feature of the DRP during the three months ended June 30, 2025.

In 1996, the Board of Directors authorized us to implement a share repurchase program, which was expanded seven times since the inception of the program, authorizing a total of 19.5M shares of common stock for repurchase. Since inception, we repurchased a total of approximately 17.8M of those shares and may repurchase an additional 1.7M shares under the approved program. There were no shares repurchased during the three and nine months ended June 30, 2026 and 2025.

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

We believe that as of June 30, 2026, NJR and NJNG were, and currently are, in compliance with all existing debt covenants, both financial and non-financial.

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

As of June 30, 2026, NJR had a revolving credit facility totaling $575M, with approximately $328.9M available under the facility.

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

NJNG’s commercial paper is sold through several commercial banks under an issuing and paying agency agreement and is supported by the $250M NJNG Credit Facility. As of June 30, 2026, there was $249.3M available under the NJNG Credit Facility, including amounts allocated to the backstop under the commercial paper program, as applicable, and the issuance of letters of credit. Short-term borrowings were as follows:

Nine Months Ended
(Thousands)	June 30, 2026
NJR
Notes Payable to banks:
Balance at end of period	$220,000
Weighted average interest rate at end of period	4.86%
Average balance for the period	$227,704
Weighted average interest rate for average balance	5.00%
Month end maximum for the period	$266,550
NJNG
Commercial Paper and Notes Payable to banks:
Balance at end of period	$—
Weighted average interest rate at end of period	—%
Average balance for the period	$50,830
Weighted average interest rate for average balance	3.98%
Month end maximum for the period	$151,200

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

As of June 30, 2026, NJR had 35 letters of credit outstanding totaling approximately $26.1M, which reduced the amount available under the NJR Credit Facility by the same amount. NJR does not anticipate that these letters of credit will be drawn upon by the counterparties.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Based on its average borrowings during the nine months ended June 30, 2026, NJR’s average interest rate was 5.00%, resulting in interest expense of approximately $8.6M. Based on average borrowings of $227.7M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $1.7M during the nine months ended June 30, 2026.

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

As of June 30, 2026, NJNG had two letters of credit outstanding for $0.7M, which reduced the amount available under the NJNG Credit Facility by the same amount. NJNG does not anticipate that these letters of credit will be drawn upon by the counterparties.

Based on its average borrowings during the nine months ended June 30, 2026, NJNG’s average interest rate was 3.98%, resulting in interest expense of $1.5M. Based on average borrowings of $50.8M during the period, a 100 basis point change in the underlying average interest rate would have caused a change in interest expense of approximately $0.4M during the nine months ended June 30, 2026.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Long-Term Debt

NJR

As of June 30, 2026, NJR's long-term debt consisted of approximately $1.1B in fixed-rate unsecured debt issuances, with maturities ranging from 2026 to 2034.

Neither NJNG nor its assets are obligated or pledged to support NJR's long-term debt.

NJNG

As of June 30, 2026, NJNG's long-term debt consisted of approximately $1.8B in fixed-rate debt issuances secured by the Mortgage Indenture, with maturities ranging from 2028 to 2061, and approximately $41.2M in sale leasebacks of natural gas meters with various maturities ranging from 2026 to 2031.

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

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)
Sale Leaseback

NJNG received approximately $15.0M and $11.7M during the nine months ended June 30, 2026 and 2025, respectively, in connection with the sale leaseback of its natural gas meters. NJNG utilizes sale leaseback arrangements as a financing mechanism to fund certain of its capital expenditures related to natural gas meters, whereby the physical asset is sold concurrent with an agreement to lease the asset back. These agreements include options to repurchase the assets sold or renew the lease at the end of the term. As NJNG retains control of the natural gas meters, these arrangements do not qualify as a sale. NJNG uses the financing method to account for the transactions. NJNG continues to evaluate this sale leaseback program based on current market conditions. Natural gas meters are excluded from the lien on NJNG property under the Mortgage Indenture.

CEV enters into transactions to sell the commercial solar assets concurrent with agreements to lease the assets back over a period of five to eight years. The Company has concluded that these arrangements do not qualify as a sale for accounting purposes, as the Company retains control of the underlying assets, and are therefore treated as financing obligations, which are typically secured by the renewable energy facility asset and its future cash flows from RECs and energy sales. ITCs and other tax benefits associated with these solar projects are transferred to the buyer, if applicable; however, the lease payments are structured so that CEV is compensated for the transfer of the related tax incentives. CEV continues to operate the solar assets, including related expenses, and retain the revenue generated from RECs and energy sales, and has the option to renew the lease or repurchase the assets sold at the end of the lease term. During the nine months ended June 30, 2026 and 2025, CEV received proceeds of approximately $100.6M and $100.3M, respectively, in connection with the sale leaseback of commercial solar projects. The proceeds received were recognized as a financing obligation on the Unaudited Condensed Consolidated Balance Sheets.

In July 2026, CEV received additional proceeds of $37.4M in connection with the sale leaseback of two commercial solar assets.

Contractual Obligations and Capital Expenditures

As of June 30, 2026, the Company had 37 outstanding letters of credit totaling approximately $26.8M, as previously mentioned and there were NJR guarantees covering approximately $136.1M of natural gas purchases and ES demand fee commitments, not yet reflected in accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

Estimated capital expenditures are reviewed on a regular basis and may vary based on the ongoing effects of regulatory constraints, environmental regulations, unforeseen events, and the ability to access capital.

NJNG's total capital expenditures spent or accrued during the nine months ended June 30, 2026, were approximately $355.7M. During fiscal 2026, total capital expenditures are projected to be between $470M and $500M. NJNG expects to fund its obligations with a combination of cash flows from operations, cash on hand, issuance of commercial paper, available capacity under its revolving credit facility and the issuance of long-term debt. As of June 30, 2026, NJNG's future MGP expenditures are estimated to be approximately $165.2M. For a more detailed description of MGP expenditures see Note 13. Commitments and Contingent Liabilities in the accompanying Unaudited Condensed Consolidated Financial Statements.

During the nine months ended June 30, 2026, total capital expenditures spent or accrued related to the purchase and installation of solar equipment were approximately $147.9M. CEV's expenditures include clean energy projects that support our goal to promote renewable energy. Accordingly, CEV enters into agreements to install solar equipment for commercial projects. We estimate solar-related capital expenditures during fiscal 2026 to be between $210M and $290M.
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

During the nine months ended June 30, 2026, S&T had capital expenditures spent or accrued for Adelphia totaling approximately $3.1M and capital expenditures spent or accrued for Leaf River totaling approximately $44.7M. During fiscal 2026, we expect expenditures related to Adelphia to be between $5M and $10M and expenditures related to Leaf River to be between $40M and $50M.

ES does not currently anticipate any significant capital expenditures during fiscal 2026 and 2027.

New Jersey Resources Corporation
Part I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Cash Flows

Operating Activities

Cash flows from operating activities during the nine months ended June 30, 2026, totaled approximately $577.8M, compared with approximately $385.2M during the nine months ended June 30, 2025. Operating cash flows are primarily affected by variations in working capital, which can be impacted by several factors, including:

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

Cash flows from operating activities increased approximately $192.6M during the nine months ended June 30, 2026, compared with the nine months ended June 30, 2025, due primarily to ES Financial Margin and higher base rates, along with the changes in the mix of working capital components.

Investing Activities

Cash flows used in investing activities increased approximately $246.9M during the nine months ended June 30, 2026, compared with the nine months ended June 30, 2025, due primarily to the receipt of proceeds resulting from CEV's sale of the residential solar portfolio in the prior period, along with higher capital expenditures in the current period.

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

Cash flows from (used in) financing activities increased approximately $87.3M during the nine months ended June 30, 2026, compared with the nine months ended June 30, 2025, due primarily to lower payments of long-term debt, partially offset by lower proceeds from long-term debt.

Credit Ratings

The table below summarizes NJNG's credit ratings as of June 30, 2026, issued by two rating entities, Moody's and Fitch:

	Moody's	Fitch
Corporate Rating	N/A	A-
Commercial Paper	P-2	F-2
Senior Secured	A1	A+
Ratings Outlook	Stable	Stable

The Moody's ratings and outlook were reaffirmed in June 2026. The Fitch ratings and outlook were reaffirmed in March 2026. NJNG's Moody's and Fitch ratings are investment-grade ratings. NJR is not rated by Moody’s or Fitch.

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

The following table reflects the changes in the fair market value of financial derivatives related to natural gas purchases and sales:

	Balance	Increase (Decrease)	Less	Balance
(Thousands)	September 30, 2025	in Fair Market Value	Amounts Settled	June 30, 2026
NJNG	$346	(9,490)	(9,128)	$(16)
ES	7,344	3,019	6,857	3,506
Total	$7,690	(6,471)	(2,271)	$3,490

There were no changes in methods of valuations during the nine months ended June 30, 2026.

The following is a summary of fair market value of financial derivatives as of June 30, 2026, by method of valuation and by maturity for each fiscal year period:

(Thousands)	2026	2027	2028 - 2030	After 2030	Total Fair Value
Price based on ICE	$(310)	3,874	(74)	—	$3,490

The following is a summary of financial derivatives by type as of June 30, 2026:

		Volume Bcf	Price per MMBtu	Amounts included in Derivatives (Thousands)
NJNG	Futures	27.1	$2.89 - $4.36	$(16)
ES	Futures	(9.8)	$1.78 - $4.78	3,506
Total				$3,490

New Jersey Resources Corporation
Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following table reflects the changes in the fair market value of physical commodity contracts:

	Balance	Increase	Less	Balance
(Thousands)	September 30, 2025	(Decrease) in Fair Market Value	Amounts Settled	June 30, 2026
NJNG - Prices based on other external data	$28	2,009	1,993	$44
ES - Prices based on other external data	(4,788)	243	865	(5,410)
Total	$(4,760)	2,252	2,858	$(5,366)

Our market price risk is predominately linked with changes in the price of natural gas at the Henry Hub, the delivery point for the NYMEX natural gas futures contracts. Based on price sensitivity analysis, an illustrative 10% movement in the natural gas futures contract price, for example, increases (decreases) the reported derivative fair value of all open, unadjusted Henry Hub natural gas futures and fixed price swap positions by approximately $3.5M. This analysis does not include potential changes to reported credit adjustments embedded in the $3.2M reported fair value.

Derivative Fair Value Sensitivity Analysis
(Thousands)	Henry Hub Futures and Fixed Price Swaps
Percent increase in NYMEX natural gas futures prices	0%	5%	10%	15%	20%
Estimated change in derivative fair value	$—	$(1,760)	$(3,520)	$(5,280)	$(7,040)
Ending derivative fair value	$3,180	$1,420	$(340)	$(2,100)	$(3,860)

Percent decrease in NYMEX natural gas futures prices	0%	(5)%	(10)%	(15)%	(20)%
Estimated change in derivative fair value	$—	$1,760	$3,520	$5,280	$7,040
Ending derivative fair value	$3,180	$4,940	$6,700	$8,460	$10,220

Wholesale Credit Risk

The following is a summary of gross and net credit exposures, grouped by investment and non-investment grade counterparties, as of June 30, 2026. Gross credit exposure for ES is defined as the unrealized fair value of derivative and energy trading contracts plus any outstanding wholesale receivable for the value of natural gas or power delivered and/or financial derivative commodity contract that has settled for which payment has not yet been received. Gross credit exposure for S&T is defined as demand and estimated usage fees for contracted services and/or market value of loan balances for which payment has not yet been received. Net credit exposure is defined as gross credit exposure reduced by collateral received from counterparties and/or payables, where netting agreements exist. The amounts presented below exclude accounts receivable for NJNG retail natural gas sales and services.

ES's, CEV's and S&T's counterparty credit exposure as of June 30, 2026, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$87,372	$80,367
Noninvestment grade	9,143	2,829
Internally rated investment grade	13,639	13,356
Internally rated noninvestment grade	15,804	8,639
Total	$125,958	$105,191

NJNG's counterparty credit exposure as of June 30, 2026, is as follows:

(Thousands)	Gross Credit Exposure	Net Credit Exposure
Investment grade	$9,369	$8,105
Noninvestment grade	5,028	—
Internally rated investment grade	112	53
Internally rated noninvestment grade	2,445	—
Total	$16,954	$8,158

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We periodically review our internal controls over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal controls over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal controls environment. During the third quarter of fiscal 2026, we implemented a new customer billing system. As a result of this implementation, we modified certain existing internal controls as well as implemented new controls and procedures. Except with respect to the implementation of the customer billing system, there were no changes in internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting. Management evaluates the effectiveness of our internal controls as part of its ongoing assessment of internal control over financial reporting.

New Jersey Resources Corporation
Part II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2025, and is set forth in Part I, Item 1, Note 13. Commitments and Contingent Liabilities-Legal Proceedings in the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference. No legal proceedings became reportable during the quarter ended June 30, 2026, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchase activity for the quarter ended June 30, 2026:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
4/1/26 - 4/30/26	—	—	—	1,685,053
5/1/26 - 5/31/26	—	—	—	1,685,053
6/1/26 - 6/30/26	—	—	—	1,685,053
Total	—	—	—	1,685,053

The stock repurchase plan, which was authorized by our Board of Directors, became effective in September 1996 and as of June 30, 2026, included 19.5M shares of common stock for repurchase, of which, approximately 1.7M shares remained available for repurchase. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, no director or officer (as defined by Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

New Jersey Resources Corporation
Part II
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+ †	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+ †	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File (Form 10-Q, for the fiscal period ended June 30, 2026, furnished in iXBRL (Inline eXtensible Business Reporting Language))

104+	Cover Page Interactive Data File included in Exhibit 101
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

NEW JERSEY RESOURCES CORPORATION
(Registrant)
Date:	August 4, 2026
By:/s/ Christopher D'Antuono
Christopher D'Antuono
Corporate Controller (Principal Accounting Officer)